Form 10-Q
period 1996-05-31
FRANKLIN QUEST CO
filed 1996-07-11
CIK 886206

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1996

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                 ----------    -----------
                          Commission file no. 1-11107

                              FRANKLIN QUEST CO.

         (Exact name of registrant as specified in its charter)

         Utah                                         87-0401551
         (State of incorporation)                    (I.R.S. Employer
                                                    Identification No.)

         2200 West Parkway Boulevard

         Salt Lake City, Utah                         84119-2331
         (Address of principal executive offices)    (Zip code)

         Registrant's telephone number,
         including area code:                         801-975-1776

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X
                                        ---
                                   No
                                        ---

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.:

              20,722,246 shares of Common Stock as of July 1, 1996

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               FRANKLIN QUEST CO.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                           May 31,        August 31,
                                                                            1996             1995
                                                                        -----------       ----------
                                                                        (unaudited)
ASSETS

Current assets:

      Cash and cash equivalents                                          $  33,538        $  35,006
      Accounts receivable, less allowance for
           doubtful accounts of $924 and $672                               25,357           29,355
      Inventories                                                           52,457           49,796
      Other current assets                                                   6,609            5,627
                                                                         ---------        ---------
      Total current assets                                                 117,961          119,784

Property and equipment, net                                                100,404           92,654
Intangible assets, net                                                      51,346           47,726
Other long-term assets                                                       2,786            3,141
                                                                         ---------        ---------
                                                                         $ 272,497        $ 263,305
                                                                         =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

      Accounts payable                                                   $  11,711        $  16,708
      Other current liabilities                                             13,928           15,447
                                                                         ---------        ---------
      Total current liabilities                                             25,639           32,155

Long-term debt, less current portion                                         5,246            4,521
Deferred income taxes                                                        2,287            2,287
                                                                         ---------        ---------
Total liabilities                                                           33,172           38,963
                                                                         ---------        ---------

Shareholders' equity:

      Common stock, $0.05 par value, 40,000,000
           shares authorized, 22,025,000 shares issued                       1,101            1,101
      Additional paid-in capital                                           133,544          131,228
      Retained earnings                                                    128,676           96,610
      Deferred compensation                                                 (1,069)            (740)
      Cumulative translation adjustments                                      (909)            (711)
                                                                         ---------        ---------
                                                                           261,343          227,488
      Less 1,082,568 and 254,428 shares of treasury stock, at cost         (22,018)          (3,146)
                                                                         ---------        ---------

Total shareholders' equity                                                 239,325          224,342
                                                                         ---------        ---------
                                                                         $ 272,497        $ 263,305
                                                                         =========        =========





           (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN QUEST CO.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                     Three Months Ended           Nine Months Ended
                                                          May 31,                      May 31,
                                                          -------                      -------
                                                     1996          1995          1996           1995
                                                     ----          ----          ----           ----
                                                        (unaudited)                  (unaudited)

Sales                                              $72,465       $59,380       $257,938       $205,116

Cost of sales                                       30,861        23,826        110,291         79,778
                                                   -------       -------       --------       --------

Gross margin                                        41,604        35,554        147,647        125,338

Operating expenses                                  31,299        25,977         94,941         76,205
                                                   -------       -------       --------       --------
Income from operations                              10,305         9,577         52,706         49,133

Interest and other                                     329           998          1,253          1,843
                                                   -------       -------       --------       --------
Income before provision for income taxes            10,634        10,575         53,959         50,976

Provision for income taxes                           4,349         4,210         21,892         20,169
                                                   -------       -------       --------       --------

Net income                                         $ 6,285       $ 6,365       $ 32,067       $ 30,807
                                                   =======       =======       ========       ========

Net income per share                               $  0.28       $  0.28       $   1.42       $   1.36
                                                   =======       =======       ========       ========

Weighted average number of common and common
equivalent shares                                   22,447        22,888         22,583         22,612
                                                   =======       =======       ========       ========


           (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN QUEST CO.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                                Nine Months Ended
                                                                                                      May 31,
                                                                                               ---------------------
                                                                                               1996             1995
                                                                                               ----             ----
                                                                                                   (unaudited)
Cash flows from operating activities:

     Net income                                                                              $ 32,067        $ 30,807
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                          11,636           8,145
        Other changes in assets and liabilities                                                (2,889)         (5,442)
                                                                                             --------        --------

     Net cash provided by operating activities                                                 40,814          33,510
                                                                                             --------        --------
Cash flows from investing activities:

     Purchase of net assets of Time Systems, Inc.                                                              (8,323)
     Purchase of net assets of Productivity Plus                                               (7,608)
     Purchase of property and equipment                                                       (14,640)        (24,971)
     Other                                                                                         51             932
                                                                                             --------        --------

     Net cash used in investing activities                                                    (22,197)        (32,362)
                                                                                             --------        --------

Cash flows from financing activities:

     Proceeds from line of credit                                                                               1,969
     Payments on line of credit                                                                                (5,744)
     Proceeds from long-term debt                                                                                  48
     Payments on long-term debt                                                                (2,477)        (11,725)
     Purchase of treasury shares                                                              (19,070)
     Proceeds from stock issuance                                                               1,462           1,958
                                                                                             --------        --------

     Net cash used in financing activities                                                    (20,085)        (13,494)
                                                                                             --------        --------

     Net decrease in cash and cash equivalents                                                 (1,468)        (12,346)

Cash and cash equivalents at beginning of period                                               35,006          49,705
                                                                                             --------        --------

Cash and cash equivalents at end of period                                                   $ 33,538        $ 37,359
                                                                                             ========        ========

Supplemental disclosure of cash flow information:

     Interest paid                                                                           $    461        $    578
     Income taxes paid                                                                         21,247          22,970

Supplemental schedule of non-cash investing and financing activities:

     Fair value of assets acquired                                                           $  1,000        $ 41,088
     Liabilities assumed from acquisition                                                      (1,000)        (19,657)
     Issuance of treasury stock                                                                                (1,864)
     Additional paid-in capital on treasury stock issued                                                      (20,567)
     Tax effect of exercise of stock options                                                      175             123


           (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN QUEST CO.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The attached unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of Franklin Quest Co. (the "Company"), as of the dates and for the periods indicated.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The Company suggests the information included in this report on Form 10-Q be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1995.

         Certain reclassifications have been made in the consolidated condensed financial statements to conform with the current year presentation.

         The results of operations for the nine months ended May 31, 1996, are not necessarily indicative of results for the entire fiscal year ending August 31, 1996.

NOTE 2 - NET INCOME PER COMMON SHARE

         Net income per common share is computed based on the weighted average number of common and common equivalent (stock options) shares outstanding for the periods.

NOTE 3 - INVENTORIES

         Inventories are comprised of the following (in thousands):

                                             May 31,              August 31,
                                              1996                   1995
                                          -----------             ----------
                                          (unaudited)
         Finished goods                     $ 34,567                $ 32,721
         Work in process                       5,493                   6,672
         Raw materials                        12,397                  10,403
                                            --------                --------
                                            $ 52,457                $ 49,796
                                            ========                ========

NOTE 4 - PUBLISHERS PRESS ACQUISITION

         Effective December 1, 1994, the Company acquired Publishers Press, Inc. ("Publishers"). Publishers, a Utah corporation, prints the Franklin Day Planner and related products and provides book and commercial printing services to clients in the western United States. The transaction, which was accounted for as a purchase, was effected through the exchange of approximately 738,000 shares of the Common Stock of the Company (including approximately 30,000 shares issued on June 1, 1995, as a result of an adjustment contemplated by the purchase agreement) for all of the issued and outstanding capital stock of Publishers.

         If the acquisition of Publishers had taken place as of September 1, 1994, consolidated sales for the nine months ended May 31, 1995, would have been $212.0 million on a pro forma basis. The pro forma effect on net earnings and earnings per common share for that same period would have been immaterial.


NOTE 5 - TIME SYSTEMS, INC., ACQUISITION

         Effective as of April 1, 1995, the Company acquired the assets of Time Systems, Inc. ("Time Systems"), a time management training and product company headquartered in Phoenix, Arizona. The cash purchase price was $8.6 million. Time Systems markets a combination of time management training and planner products to corporate and individual customers. Time Systems had sales for the year ended December 31, 1994, of approximately $14.9 million and pre-tax income of approximately $379,000. If the acquisition of Time Systems had taken place as of September 1, 1994, the impact on the accompanying consolidated condensed financial statements would have been immaterial.

NOTE 6 - PRODUCTIVITY PLUS, INC., ACQUISITION

         Effective as of December 1, 1995, the Company acquired the assets of Productivity Plus, Inc. ("PPI"), a time management company headquartered in Chandler, Arizona. The guaranteed cash purchase price was $8.9 million. In addition, contingent payments up to $11 million may be paid over the next three years, based on PPI's operating performance during the three years following the acquisition. PPI's revenues were approximately $12.5 million in the twelve months ended November 30, 1995. If the acquisition of PPI had taken place as of September 1, 1994, the impact on the accompanying consolidated condensed financial statements would have been immaterial.

                               FRANKLIN QUEST CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the Management's Discussion and Analysis included in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1995.

RESULTS OF OPERATIONS

         The following table sets forth selected data concerning the sales of the Company's services and products:

                                   Three Months Ended                             Nine Months Ended
                                         May 31,                                       May 31,
                           ----------------------------------           ------------------------------------
                            1996          1995         Change             1996           1995         Change
                            ----          ----         ------             ----           ----         ------
                                     (in thousands)                                 (in thousands)
Training sales             $18,200       $16,576          10%           $ 53,987       $ 50,481         7%
Direct product sales        15,467         8,943          73%             44,354         22,250        99%
Catalog sales               19,452        19,352           1%             86,240         77,483        11%
Retail store sales          19,346        14,509          33%             73,357         54,902        34%
                           -------       -------                        --------       --------
                           $72,465       $59,380          22%           $257,938       $205,116        26%
                           =======       =======                        ========       ========

Three Months Ended May 31, 1996 Compared with Three Months Ended May 31, 1995

         Sales for the three months ended May 31, 1996, increased $13.1 million, or 22%, over the same period in 1995. The total for the current quarter includes approximately $3.0 million in sales from PPI, acquired effective December 1, 1995. Without the sales from PPI, the growth from the prior year would have been 17%. Of that increase, training sales accounted for $1.6 million, or 3% of the increase, the balance (14%) coming from increased product sales.

         Direct product sales, before the inclusion of PPI sales, increased $3.5 million, or 39% from the prior year. Sales by Publishers Press accounted for almost $1.0 million of the increase, with direct product sales to network marketing companies growing over 60%.

         Catalog sales increased by $0.1 million or 1%. The Company expects catalog sales to continue to grow more slowly than overall Company sales as a result of its aggressive program of opening new retail stores.

         Retail store sales increased $4.8 million or 33% over the three months ended May 31, 1995. This is in large part due to the number of stores opened during the past twelve months. At the end of the third quarter of fiscal 1995 there were 60 retail stores, and at the end of the current quarter there were 84 such stores. The increase in comparable store sales (comparing the 52 stores that were open during the entire third quarter in both years), was 7%.

         Gross margin was 57.4% of sales in the three months ended May 31, 1996, compared to 59.9% for the same period in 1995. The decline was primarily because of increases in paper costs and an increase in the write-off of obsolete product. In addition, the margins from PPI, acquired as of December 1, 1995, are somewhat lower than the Company's average. Management expects to see previously negotiated improvements in the cost of paper begin to be reflected in gross margins in the fourth quarter.

         Operating expenses, consisting primarily of selling, general and administrative expenses, decreased by 0.5% as a percentage of sales during the three months ended May 31, 1996 (43.2% compared to 43.7% in the same period of 1995). Operating expenses at PPI are generally lower as a percentage of sales than expenses in the Company's core business, and employee expenses did not grow as quickly as revenue. Depreciation and leasehold amortization charges were higher by $670,000 because of new equipment purchased to augment management information systems and improve customer service, the addition of leasehold improvements in new stores, the completion of the new headquarters building, and expansion of the facilities at the National Institute of Fitness. Amortization charges also increased by $286,000 from amortization of intangible assets acquired in connection with the PPI acquisition.

         Income taxes have been accrued using an effective rate of 40.9% for the three months ended May 31, 1996, and 39.8% for the same quarter of 1995. The increase is attributable to the effect of non-deductible goodwill amortization resulting from acquisitions and to the increase in foreign taxes as the Company's operations in certain countries have used up previously available operating losses.


Nine Months Ended May 31, 1996 Compared with Nine Months Ended May 31, 1995

         Sales for the first nine months of fiscal 1996 increased $52.8 million, or 25.8%, over the same period in fiscal 1995. These sales include $8.0 million from Publishers Press in the first quarter of fiscal 1996 and $6.8 million from PPI in the second and third quarters of fiscal 1996. Absent these acquisitions, the growth rate of sales would have been 18.5%.

         Training sales for the first nine months grew by approximately 7%, with consulting group sales being weaker than the average, and the sale of time management seminars being stronger than the average. Direct product sales, after adjusting for the acquisitions noted above, increased by 36.4% from the prior year. This is due primarily to additional product sales to network marketing companies. Catalog sales grew 11%, primarily as the result of growing international sales and the addition of Time Systems product to the catalog mix during the first half of the year. Retail revenues grew by 34% as the number of stores grew from 60 to 84. Same store sales for the first nine months of the year were up 7% from the prior year.

         Gross margin was 57.2% of sales in the first nine months of fiscal 1996 compared to 61.1% in the comparable nine months of fiscal 1995. The decline was partially due to the inclusion of Publishers Press' printing business for parties other than the Company, which carries significantly lower gross margins than the Company's core products, and the addition of lower margin products from PPI. In addition, increases in paper costs and an increase in the write-off of obsolete product contributed to the lower gross margin. The impact of Publishers Press and PPI on gross margins will continue, but management expects to see improvements in the cost of paper and in the accuracy of production forecasts.

         Operating expenses decreased slightly as a percentage of sales during the first nine months of fiscal 1996, from 37.2% to 36.8%. Lower operating expenses at Publishers Press and at PPI and employee costs growing more slowly than sales were offset by increases in catalog costs (the Company introduced a holiday catalog and a Time Systems catalog for the first time in the first quarter of fiscal 1996), and selling costs (reflecting the addition of the Time Systems account executives). Depreciation and leasehold amortization charges were higher by $1,384,000, because of new equipment purchased to augment management information systems and improve customer service, the addition of leasehold improvements in new stores, the completion of the new headquarters building, and expansion of the facilities at the National Institute of Fitness. Amortization charges also increased by $1,055,000 from amortization of intangible assets acquired in connection with the PPI and Time Systems acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of capital have been net cash provided by operating activities, long-term borrowing, capital lease financing, and sale of Common Stock. Working capital requirements have also been financed through short-term borrowing. At May 31, 1996, the Company had $33.5 million in cash and cash equivalents.

         Net cash provided by operating activities during the nine months ended May 31, 1996, was $40.0 million. Net cash used in investing activities was $19.3 million. Of this total, $14.6 million was invested in property and equipment, and the balance was used in the acquisition of PPI. During the first nine months of fiscal 1996, the Company used $19.1 million to repurchase 939,400 shares of its Common Stock on the open market. Subsequent to the end of the quarter, the Company purchased an additional 300,650 shares, using an additional $6.4 million in cash.

         Working capital during the period increased by $4.1 million. Management believes that cash flows are sufficient to meet working capital requirements, including increases in accounts receivable and inventories associated with sales increases.

         Management anticipates that its existing capital resources will enable it to maintain its current level of operations and its planned internal growth for the foreseeable future. Should the Company make acquisitions of significant size, other financing could be required.

         The Company also has available lines of credit, not utilized at May 31, 1996, of $9.0 million.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings:

                  Not applicable.

Item 2.           Changes in Securities:

                  Not applicable.

Item 3.           Defaults upon Senior Securities:

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders:

                  Not applicable.

Item 5.           Other information:

                  In January 1995, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company's Common Stock. As of June 30, 1996, all shares so authorized had been acquired under this authorization, at an average price of $20.67.

                  Also, in March 1996, the Board of Directors approved the repurchase of an additional 1,000,000 shares of the Company's Common Stock. As of July 9, 1996, 350,050 of these shares had been purchased, at an average price of $21.43.

Item 6.           Exhibits and Reports on Form 8-K:

                  (A) Exhibits:
                      Not applicable.

                  (B) Reports on Form 8-K:
                      Not applicable.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FRANKLIN QUEST CO.

Date: July 10, 1996                           By:   /s/ ARLEN B. CROUCH
                                                  -------------------------
                                                        Arlen B. Crouch
                                                        President
                                                        Chief Operating Officer



Date: July 10, 1996                           By:   /s/ JON H. ROWBERRY
                                                  -------------------------
                                                        Jon H. Rowberry
                                                        Executive Vice President
                                                        Chief Financial Officer

                             INDEX TO EXHIBITS

Exhibit
Number              Description of Exhibit

27     Financial Data Schedule.