Form 10-K
period 1996-08-31
FRANKLIN QUEST CO
filed 1996-11-25
CIK 886206

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
         _______________


                               FRANKLIN QUEST CO.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          UTAH                           1-11107                 87-0401551
---------------------------      -----------------------    --------------------
(State or other jurisdiction      (Commission File No.)         (IRS Employer
    of incorporation)                                        Identification No.)

                           2200 WEST PARKWAY BOULEVARD
                         SALT LAKE CITY, UTAH 84119-2331
 ------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (801) 975-1776

/ /      Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange on Which
         Title of Each Class                            Registered
-----------------------------------           ---------------------------------

    Common Stock, $.05 Par Value                 New York Stock Exchange


/ /  Securities registered pursuant to Section 12(g) of the Act:   None

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant on November 1, 1996, based upon the closing sale price of the Common Stock of $20.125 per share on that date, was approximately $396,620,099. Shares of the Common Stock held by each officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded.

         As of November 1, 1996, the Registrant had 19,707,831 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the following documents are incorporated by reference in Parts, II, III and IV of this Form 10-K: (1) Registrant's Annual Report to Shareholders for the fiscal year ended August 31, 1996 (Parts II and IV), and
(2) Proxy Statement for Registrant's Annual Meeting of Shareholders which was held on November 18, 1996 (Part III).

                               INDEX TO FORM 10-K

                                                                                                                Page

PART I     .....................................................................................................  1

Item 1.    Business.............................................................................................  1
           General..............................................................................................  1
           Products.............................................................................................  2
                  Planners .....................................................................................  2
                  Kits     .....................................................................................  2
                  Binders  .....................................................................................  2
                  Software .....................................................................................  3
                  Accessories...................................................................................  3
           Training Services....................................................................................  3
           Sales and Marketing..................................................................................  4
                  Direct Sales..................................................................................  4
                  Catalog  .....................................................................................  5
                  Retail Stores.................................................................................  5
           International Sales..................................................................................  6
           Clients..............................................................................................  6
           Competition..........................................................................................  6
                  Products .....................................................................................  6
                  Training Services.............................................................................  7
           Manufacturing........................................................................................  7
           Trademarks and Copyrights............................................................................  8
           Employees............................................................................................  8

Item 2.    Properties...........................................................................................  8

Item 3.    Legal Proceedings....................................................................................  9

Item 4.    Submission of Matters to a Vote of Security Holders..................................................  9

PART II    ..................................................................................................... 10

Item 5.    Market for the Registrant's Common Stock and Related Shareholder Matters............................. 10

Item 6.    Selected Financial Data.............................................................................. 10

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations................ 10

Item 8.    Financial Statements and Supplementary Data.......................................................... 10

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................. 11

PART III   ..................................................................................................... 12

Item 10.   Directors and Executive Officers of the Registrant................................................... 12

Item 11.   Executive Compensation............................................................................... 12

Item 12.   Security Ownership of Certain Beneficial Owners and Management....................................... 12

Item 13.   Certain Relationships and Related Transactions....................................................... 12

PART IV    ..................................................................................................... 13

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................... 13
           (a)    Documents Filed............................................................................... 13
                  1.       Financial Statements................................................................. 13
                  2.       Financial Statement Schedule......................................................... 13
           (b)    Reports on Form 8-K........................................................................... 15
           (c)    Exhibits...................................................................................... 15
           (d)    Financial Statement Schedule.................................................................. 15

SIGNATURES ..................................................................................................... 20

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Franklin Quest Co. (the "Company" or "Franklin") is a provider of training seminars and products designed to improve individual productivity. The Company's principal seminars and products are based upon Franklin's comprehensive time management system which enables individuals to better manage their time by identifying goals and prioritizing the tasks necessary to achieve them through the use of the Company's primary product, the Franklin Day Planner(R) (the "Franklin Planner"). The Company also provides training, consulting services and products designed to improve written and oral business communications skills. Through recent acquisitions, Franklin also offers fitness training services and book and commercial printing services.

         The Company sells its seminars and products to institutional clients such as corporations, governmental agencies and other organizations, as well as to the general public. A significant percentage of the users of the Company's products continue to use the Franklin Planner and purchase a renewal Franklin Planner each year, creating substantial recurring sales.

         The basic Franklin Day Planner System (the "Franklin System") consists of a paper-based, two-page per day Franklin Planner, combined with a seven-ring binder, along with a variety of planning aids, monthly and annual calendars and personal management sections. Franklin offers various forms and accessories that allow users to expand and customize their Franklin System. The Company markets the Franklin System and accessory products through its sales catalog and its retail stores. At August 31, 1996, the Company had 90 retail stores located in 35 states and the District of Columbia, 20 of which were opened during fiscal 1996. Product sales, consisting primarily of the Franklin System and related products, accounted for approximately 79% of the Company's sales during the fiscal year ended August 31, 1996. The Company believes that a substantial part of its product sales result from referrals by existing clients.

         Seminars are marketed by the Company's sales force to institutions and the general public. Each participant in a Franklin seminar receives a seminar kit containing a Franklin Planner, a vinyl binder, a storage binder and accompanying instructional materials. The Company's training consultants tailor Franklin's seminars to institutional clients' specific businesses and objectives. The Company also offers Franklin Facilitator Training ("FFT"), a program in which employees of institutional clients are trained and certified by the Company to conduct live or facilitate video presentations of Franklin's seminars to in-house employees. Training seminars, including seminars presented through the FFT program, accounted for approximately 21% of the Company's sales during the year ended August 31, 1996. Since the beginning of fiscal 1991 approximately 1,700,000 persons have been trained to use the Franklin System, including approximately 350,000 persons during the year ended August 31, 1996.

         In June 1992, the Company completed an initial public offering of its common stock, $0.05 par value per share (the "Common Stock") and shares of the Common Stock began trading on the New York Stock Exchange.

         In February 1994, the Company acquired the assets of Shipley Associates and two related entities (the "Shipley Acquisition"). In November 1995, the Shipley Division was renamed the Franklin Quest Consulting Group. This Group provides training, consulting services and products designed to help clients think, plan and communicate more productively.

         In July 1994, the Company acquired the assets and operations of the National Institute of Fitness, a total fitness, exercise and nutritional training center located near St. George, Utah. The name was subsequently changed to the Franklin Quest Institute of Fitness.

         In December 1994, the Company acquired Publishers Press, Inc. ("Publishers Press"), a commercial printer located in Salt Lake City, Utah which prints the Franklin Planner and other Franklin products and also provides book and commercial printing services to clients in the western United States. The Company subsequently acquired the real property upon which some of the operations of Publishers Press are located.

         In April 1995, the Company acquired the assets of Time Systems, Inc. ("Time Systems"), a time management training and product company headquartered in Phoenix, Arizona. In June 1995, the Company acquired the assets of LTS, Inc., a distributor of Time System products and training services located in Atlanta, Georgia.

         In December 1995, the Company acquired the assets of Productivity Plus, Inc. ("Productivity Plus"), a time management company headquartered in Chandler, Arizona. Productively Plus offers a paper-based, refillable planner/organizer and accessories principally to customers in branches of the U.S. military.

         Effective October 1, 1996, the Company acquired the assets of TrueNorth Corporation, a training company headquartered in Salt Lake City, Utah. TrueNorth provides post instruction personalized coaching to corporations and individuals to augment the effectiveness and duration of quality training curricula.

         The Company has organized subsidiaries for the conduct of business in several foreign countries. The Company's real property and facilities are also owned and operated by a wholly-owned subsidiary.

         Unless the context requires otherwise, all references to the "Company" or to "Franklin" herein refer to the Company and each of its operating divisions and subsidiaries. The Company's principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119 and its telephone number is
(801) 975-1776.

PRODUCTS

         The Franklin System has been developed as the basic tool for implementing the principles of Franklin's time management system. The Franklin System consists of a paper-based Franklin Planner, a binder in which to carry it, and various planning aids, monthly and annual calendars and personal management sections. The Company offers a broad line of planners and binders for the Franklin System, which are available in various sizes and styles. During the fiscal year ended August 31, 1996, product sales, consisting primarily of the Franklin System and related products, amounted to approximately $261.2 million and accounted for approximately 79% of the Company's sales during the period.

         Planners. Master planners for the Franklin System consist of monthly calendars, task lists and indexes, calendar pages for an entire year, prioritized daily task lists, appointment schedules, daily expense records and a daily record of events, all in various sizes and styles. The master planner also includes address and telephone directories, personal management sections, ready references, sections for identifying values and goals, financial and key information pages, future planning calendars for five years, colored tabs and dividers, and a pagefinder/ruler. The master planner ranges in price from $25.00 to $42.00.

         The Company has designed portions of the Franklin System to be updated annually through the purchase of renewal planners. Renewal planners include a full annual set of daily calendaring and recordkeeping pages, twelve monthly calendar tabs and forms for personal management sections. Renewal planners range in price from $19.00 to $31.00. The Company offers numerous accessory forms, including check registers, spread sheets, stationery, mileage logs, maps, menu planners, shopping lists and other information management and project planning forms. The Company has also developed and marketed specialized forms for government employees, students, educators, salespersons, real estate professionals and building contractors. The Company's accessory products and forms are generally available in the Franklin Planner sizes.

         Kits. The Company provides seminar kits to all individuals who attend live seminars or participate in the FFT program, which include a vinyl binder, master planner, storage binder and limited training materials. In addition, the Company sells a Standard Edition kit and a Deluxe Edition kit which contain all of the materials in the seminar kit plus a satellite notebook and additional training materials. Retail prices for the Standard Edition kit and the Deluxe Edition kit range from $49.00 to $114.00.

         Binders. The Company offers ring binders in a variety of materials and styles in each of the Franklin Planner sizes. Binders are available in heat-sealed or sewn vinyl as well as in simulated leather, deluxe leather, premium leather or tapestry covers. Binders are offered with or without a zipper or snap closure and with a variety of pocketholders and inserts for calculators, checkbooks, credit cards and writing instruments. The assortment of innovative binder styles, colors and finishes offered by the Company has been designed by a group of skilled in-house craftsmen to encourage existing clients to upgrade their binders. Binders range in price from $12.95 to $275.00. A substantial number of the Company's clients upgrade their binders from the original vinyl binder generally received in a kit. Binder sales (not including binders furnished as a part of kits) accounted for approximately $68.8 million or approximately 26% of product sales for the fiscal year ended August 31, 1996.

         Software. In 1991 the Company introduced its ASCEND(R) program, a complete Personal Information Management ("PIM") system which can be used in conjunction with the paper-based Franklin Planner or used as a stand-alone PIM system. ASCEND(R) permits users to generate and print data on Franklin paper which can be inserted directly into the Franklin Planner. The ASCEND(R) program operates in both the Windows(TM) and Macintosh(R) environments, where a user is able to access commands with either a keyboard or mouse by clicking on icons or activating pull-down menus. ASCEND(R) '97 was introduced in August 1996 with new and enhanced features. The Company offers ASCEND(R) at a retail price of $99.95 which includes all necessary software, related tutorials and reference manuals. To support users of its ASCEND(R) program, a technical support staff is available to answer questions regarding the ASCEND(R) software. The Company offers ASCEND(R) through nationwide retail software stores, in its own retail stores and catalog and, in a specially-designed "home user" version, through Sam's Club and Price Costco.

         Accessories. To supplement the Company's principal products, Franklin offers a number of accessories and related products, including books, video tapes and audio cassettes focused on time management and other topics. The Company also offers a variety of calculators, pens, pencils, pagefinders, hole punches and plastic pouches.

TRAINING SERVICES

         The Company's training consultants conduct seminars for employees of institutional clients and public seminar participants. Additionally, the Franklin System is taught through the FFT program by institutional clients who conduct live or facilitate video seminars for their employees. Franklin's "TimeQuest" seminar accounts for a significant portion of the Company's training services revenues. Sales of training services for the fiscal year ended August 31, 1996 were approximately $70.8 million and accounted for 21% of the Company's total sales during the period.

         Institutional seminars are provided to corporations, government agencies, educational organizations, small business groups and other organizations. Prior to seminar presentations, Franklin's training consultants work with Franklin account executives and their institutional clients to incorporate the clients' policies and objectives in the Franklin seminars and to present methods by which the goals of the clients' employees may be aligned with those of the client. Institutional seminars are priced on the basis of the length of the seminar and the number of persons trained.

         The Company also offers training through the FFT program. Franklin provides training materials to in-house training directors who are certified by the Company to conduct live presentations and to facilitate video presentations of the Franklin seminar to their employees. The Company receives a one-time fee for training and certifying in-house trainers and also charges a participation fee for each person trained by an in-house trainer. Each FFT participant receives a seminar kit, including the Franklin System and training materials.

         The Company regularly sponsors public seminars in cities throughout the United States and in several foreign countries. Frequency of the seminars in each city or country depends on the concentration of Franklin System users, the level of promotion and resulting demand, and generally ranges from semi-monthly to quarterly. Smaller institutional clients often utilize the public seminars to train their employees.

         The Company currently employs 130 training consultants in major metropolitan areas of the United States and 21 training consultants outside of the United States. Of the 151 training consultants employed by the Company, 75 consultants are trained to conduct time management seminars and 76 consultants are trained to conduct business communication seminars and to provide other consulting and training services. Training consultants are selected and trained from a large number of experienced applicants. These consultants generally have several years of training experience and excellent presentation skills. Once selected, the training consultant goes through a rigorous training program including multiple live presentations. The training program ultimately results in the Company's certification of the consultant. Franklin believes that the caliber of its training consultants has been responsible for its reputation of providing high quality seminars.

         The Franklin Quest Consulting Group (formerly the Shipley Division) is engaged in the business of providing training, consulting services, project management services and related products designed to improve written and oral business communication and presentation skills for clients in the private and public sectors. The Group's consulting services are focused in five distinct areas: business communication, procedural documentation, scientific documentation, business development and environmental compliance. The Group's project management services provide clients with on-site writing experts who focus on helping organizations address unique and immediate documentation needs.

         The Franklin Quest Institute of Fitness (formerly the National Institute of Fitness) provides on-site training to individuals in fitness, exercise, nutrition and diet and has been recognized for its quality, economy and service. The Franklin Quest Institute of Fitness offers single week or multi-week training programs on-site at its fitness training complex located near St. George, Utah. Franklin has developed a special health and fitness module to be a part of the Franklin System, and clients at the Franklin Quest Institute of Fitness are trained in the Franklin System.

SALES AND MARKETING

         The Company believes that its control over the channels through which its seminars and products are distributed has allowed it to maintain prices consistent with their quality and value and to provide high levels of client service. The following table sets forth, for the periods indicated, the Company's sales and percentage of total sales for each of its principal distribution channels:

                                                                    YEAR ENDED AUGUST 31,
                                        -----------------------------------------------------------------------------
                                                 1994                        1995                          1996
                                        ---------------------       ---------------------       ---------------------
                                                                     DOLLARS IN THOUSANDS
Training Sales                          $ 49,721        23.0%       $ 68,168        24.6%       $ 70,812        21.3%
Direct Product and Services Sales         22,041        10.2          37,087        13.4          58,845        17.7
Catalog Sales                             89,691        41.6          99,220        35.8         106,956        32.2
Retail Store Sales                        54,487        25.2          72,647        26.2          95,393        28.8
                                        --------       -----        --------       -----        --------       -----
   Total Sales                          $215,940       100.0%       $277,122       100.0%       $332,006       100.0
                                        ========       =====        ========       =====        ========       =====


         Direct Sales. The Company's direct sales force markets Franklin products and seminars to institutional clients, public seminar clients and network marketing companies. All of the Company's direct sales are made through its staff of in-house account executives and other marketing personnel.

         The Company employs 68 account executives and 52 inside account executives who service major metropolitan areas throughout the United States and sell training services to institutional clients. The Company employs an additional 39 account executives outside of the United States. Account executives must have significant selling experience prior to employment by the Company and are trained and evaluated at the Company and in their respective sales territories during the first six months of employment. Account executives typically call upon persons responsible for corporate employee training, such as corporate training directors or human resource officers. Account executives work closely with training consultants in their territories to schedule and tailor seminars to meet specific objectives of institutional clients.

         The Company also employs 130 training consultants throughout the United States who present institutional and public seminars in their respective territories and 21 training consultants outside of the United States. Seventy-five of the training consultants present time management seminars. Seventy-six consultants offer business communication seminars and other consulting and training services for businesses. Training consultants work with account executives and institutional clients to incorporate a client's policies and objectives in seminars and present ways that employee goals may be aligned with those of the institution.

         Public seminars are planned, implemented and coordinated with training consultants by a staff of 46 marketing and administrative personnel at the Company's corporate offices. These seminars provide training for the general public and are also used as a marketing tool for attracting corporate and other institutional clients. Corporate training directors are often invited to attend public seminars to preview the Franklin TimeQuest seminar prior to engaging the Company to train in-house employees. Smaller institutional clients often enroll their employees in public seminars under annual group rate contracts when a private seminar is not cost effective. In the public seminars, attendees are also invited to provide names of potential persons and companies who may be interested in the Company's seminars and products. These referrals are generally used as prospects for the Company's account executives.

         As part of its strategy to adapt Franklin's services and products to additional market segments, the Company develops and markets customized forms, pagefinders, tabs, binders and sales and training materials for specific applications such as for use by salespersons, real estate professionals and government employees. The Company believes that the Franklin System is effective in communicating uniform marketing plans, product information and procedures to large numbers of employees, sales representatives and distributors.

         The Company markets the Franklin System, together with customized sales and training materials, to selected network marketing companies who regularly recruit large numbers of new sales representatives. Although the Company has achieved significant revenues from sales to network marketing companies in a relatively brief period, the Company recognizes the volatility of the network marketing industry, which is characterized by rapid growth, high turnover among sales representatives, sales fluctuations, exposure to adverse publicity, regulatory scrutiny and intense competition. The Company has experienced fluctuations in direct product sales and has experienced significantly lower reorder rates among network marketing representatives as compared to other users. No assurance can be given that sales to network marketing clients will continue at existing levels or that the Company will be successful in its efforts to market its seminars and products to existing or additional clients in the network marketing business.

         Through the acquisition of Publishers Press in December 1994 the Company acquired greater control over printing of the materials for the Franklin Planner and of other Franklin products. Publishers Press also provides book and commercial printing services to clients in the western United States.

         Productivity Plus markets "The Ultimate Organizer," a paper-based refillable planner organizer, together with annual renewal calendars and accessories. Approximately 85% of sales are to customers within branches of the U.S. military.

         Catalog. The Company periodically mails catalogs to its clients including a reference catalog, holiday catalog, catalogs timed to coincide with planner renewals and catalogs related to special events, such as store openings or new product offerings. Catalogs may be targeted to specific geographic areas or user groups as appropriate. Catalogs are typically printed in full color with an attractive selling presentation highlighting product benefits and features.

         The Company maintains a client service department which clients may call toll-free, 24 hours a day, Monday through Saturday, to inquire about a product or place an order. Through the Company's computerized order entry system, client representatives have access to client preferences, prior orders, billings, shipments and other information on a real-time basis. Each of the Company's more than 430 client representatives has the authority to immediately solve any client service problem.

         The Company utilizes a zone picking system for processing orders. This system enables the Company to respond rapidly to client orders. Client information stored within the order entry system is also used for additional purposes, including target marketing of specific products to existing clients and site selection for Franklin retail stores. The Company believes that its order entry system helps assure client satisfaction through both rapid delivery and accurate order shipment.

         Retail Stores. Beginning in late 1985, the Company began opening retail stores in areas of high client density. The initial stores were generally located in lower traffic destination locations. The Company has adopted a strategy of locating retail stores in high-traffic retail centers, primarily large shopping malls, to serve existing clients and to attract increased numbers of walk-in clients. The Company believes that higher costs associated with locating retail stores in these centers have been offset by increased sales in these locations. Franklin's retail stores, which average approximately 2,000 square feet, are stocked almost entirely with Franklin products. The Company's retail stores strategy focuses on providing exceptional client service at the point of sale which the Company believes increases client satisfaction and frequency and volume of purchases. At August 31, 1996, the Company had 90 retail stores located in 35 states and the District of Columbia, of which 20 were opened during fiscal 1996. The Company plans to open 20 additional stores by August 31, 1997.

         The Company attracts existing clients to its retail stores by informing them of store openings through direct mail. The Company believes that Franklin's retail stores encourage walk-through traffic and impulse-buying and that store clients are a source of participants for the Company's public seminars. The stores have also provided the Company with an opportunity to assess client reaction to new product offerings.

         The Company believes that its retail stores have a high-end image consistent with the Company's marketing strategy. The Company's products are generally grouped in sections supporting the different sizes of the Franklin Planner. Products are attractively presented and displayed with an emphasis on integration of related products and accessories. Stores are staffed with a manager, an assistant manager and additional sales personnel as needed. Franklin employees have been trained in the Franklin System, enabling them to assist and advise clients in selection and use of the Company's products. During peak periods, additional personnel are added to promote prompt and courteous client service.

INTERNATIONAL SALES

         The Company maintains a sales office in each of Great Britain, Canada, Hong Kong, Japan, Australia, Taiwan, New Zealand, Mexico and Switzerland. The Company also operates retail stores in Canada, Hong Kong and Mexico. International sales of the Company's products and services (not including sales to network marketing companies) accounted for approximately $19.2 million or approximately 6% of the Company's sales for the fiscal year ended August 31, 1996. To date, the Company's expansion into international markets has been associated principally with expanding operations of its multinational and network marketing clients in such markets. However, the Company's long-term strategy is to provide the Company's full line of training services and products to clients in international markets. The Company currently offers the Franklin System in several English versions and in French, Japanese, Chinese, Spanish and a multi-lingual European version. The Company has organized wholly-owned subsidiaries for the purpose of conducting business in several other foreign countries.

CLIENTS

         Franklin has developed a broad base of institutional and individual clients. The Company has more than 5,000 institutional clients consisting of corporations, governmental agencies and other organizations. The Company believes its products and seminars encourage strong client loyalty. Employees in each of Franklin's distribution channels focus on providing timely and courteous responses to client requests and inquiries. Institutional clients frequently receive assistance in designing and developing customized forms, tabs, pagefinders and binders necessary to satisfy specific needs. The Company provides an unconditional guarantee with all of its seminars and products and has adopted a 100% client satisfaction policy.

COMPETITION

         Products. The paper-based time management and personal organization products market is intensely competitive and subject to rapid change. The Company competes directly with other companies that manufacture and market calendars, planners, personal organizers, appointment books, diaries and related products through retail, mail order and other direct sales channels. In this market, several competitors have widespread name recognition. The Company believes its principal competitors include Day Timer and Day Runner. Franklin also competes, to a lesser extent, with companies that market substitutes for paper-based products, such as electronic organizers, software PIMs and hand-held computers. The Company's ASCEND(R) software competes directly with numerous other PIMs. Many of the Company's competitors have significant marketing, product development, financial and other resources.

         Given the relative ease of entry in Franklin's product markets, the number of competitors could increase, many of whom may imitate the Company's methods of distribution, products and seminars, or offer similar products and seminars at lower prices. Some of these companies may have greater financial and other resources than the

Company. The Company believes that the Franklin System and related products compete primarily on the basis of user appeal, client loyalty, design, product breadth, quality, price, functionality and client service. The Company also believes that the Franklin System has obtained market acceptance primarily as a result of the high quality of materials, innovative design, the Company's attention to client service, and the strong loyalty and referrals of its existing clients. The Company believes that its integration of training services with products has become a competitive advantage. Moreover, management believes that Franklin is a market leader in the United States among a small number of integrated providers of time management products and services. Increased competition from existing and future competitors could, however, have a material adverse effect on the Company's sales and profitability.

         Training Services. The market for time management training and business communication services is highly competitive and fragmented. Although the Company has become a leading provider in the United States of seminars focused on personal productivity and time management, it faces increasing competition from many well-established, well-financed companies with significant resources that offer a wide variety of productivity training, time management programs and communication training.

         The principal competitive factors in the training industry are quality, effectiveness, client service and price. Through its focus on high-quality seminar content and presentation, the Company believes that it provides effective seminars that improve individual productivity. The Company also believes that the effectiveness of its seminars and related products constitutes a competitive advantage that has produced a high degree of client loyalty among its institutional and public clients. The Company also considers the skills, experience and training of its account executives, training consultants and client service representatives to be a competitive advantage. The Company believes its seminars are competitively priced consistent with their quality and value.

MANUFACTURING

         The manufacturing operations of the Company consist primarily of printing, assembling, storing and shipping printed materials used in connection with the paper-based Franklin System.

         The Company currently prints the various Franklin Planners and other related forms at Publishers Press. The Company believes the acquisition of Publishers Press will enable it to control production costs of the Franklin Planner and other printed materials, exercise greater control over production schedules and timing of inventories, increase quality control and reduce risks associated with dependence on outside suppliers.

         In order to obtain volume pricing and consistent quality, the Company obtains its paper from a single source supplier in Wisconsin that is a subsidiary of a Fortune 500 company. The paper is manufactured in two separate facilities to reduce the risk of a supply disruption. The Company believes there are several alternative suppliers available to meet the Company's paper needs. If the Company were required to obtain paper from another source, any resulting delay or disruption could have an adverse effect on the Company's short-term profitability but is not expected to have a material adverse effect on the Company's long-term business or financial condition.

         The Planners and other forms printed by Publishers Press are delivered to the Company's facilities where, depending on the particular product, they are cut, collated and finished. The products are then assembled and packaged for placement into inventory. Franklin generally maintains three to four months of inventory. The Company primarily uses UPS, Federal Express and common carriers to ship its products to clients and to the Franklin retail stores. Automated production, assembly and handling equipment is used in the manufacturing process to insure consistent quality of printed materials and to control costs and maintain efficiencies.

         Binders used for the Company's products are produced from either leather, simulated leather or vinyl materials. All of the leather and vinyl binders are produced by multiple and alternative product suppliers. The simulated leather binders are manufactured by both third parties and by the Company. Franklin believes that its knowledge and experience in the manufacturing of binders allows it to better control the quality and cost of binders manufactured by outside suppliers. The Company believes it enjoys good relations with its suppliers and vendors and does not anticipate any difficulty in obtaining the required binders and materials needed in its business.

         The Company has implemented special procedures to insure a high standard of quality for its leather binders, most of which are manufactured by suppliers in the United States, Canada, Korea and China. Franklin employees review and inspect leathers before they are handcrafted by outside suppliers. Additionally, all finished binders are shipped back to the Company's facilities for a quality inspection before being delivered to clients. Representatives of the Company also attend leather shows and supervise the buying process by leather suppliers who purchase and inventory leather before producing and selling the finished binders to the Company.

         The Company also purchases numerous accessories, including pens, books, video tapes, calculators and other products, from various suppliers for resale to its clients. These items are manufactured by a variety of outside contractors located in the United States and abroad. The Company does not believe that it is dependent on any one or more of such contractors and considers its relationships with such suppliers to be good.

TRADEMARKS AND COPYRIGHTS

         Franklin seeks to protect its intellectual property through a combination of trademarks, copyrights and confidentiality agreements. The Company claims rights for several trademarks, including "Values Quest" and "What Matters Most?" and has obtained trademark registration in the United States for, among others, "Franklin(R)," "Franklin Quest(R)," "Shipley Associates(R)," "TimeQuest(R)," "Franklin Day Planner(R)," "ASCEND(R)," "Writing Advantage(R)," the Franklin logo, and has obtained registrations in various foreign countries for certain of its trademarks. While the Company considers its trademarks and other proprietary rights to be important, it does not consider such rights to be material to its business.

         The Company owns all copyrights on its planners, the text and other printed information provided in its training seminars, the programs contained within ASCEND(R) and its instructional materials including the Shipley training materials. The Company has been issued copyright registrations in the United States covering the Franklin System and its time management seminar. The Company also places copyright notices on its instructional, marketing and advertising materials. In order to maintain the proprietary nature of its product information, the Company enters into written confidentiality agreements with its account executives, training consultants and certain clients in limited instances. Although the Company believes its protective measures with respect to its proprietary rights are important, there can be no assurance that such measures will provide significant protection from competitors.

EMPLOYEES

         As of October 1, 1996, the Company had 3,064 full and part-time U.S. employees, including 1,600 in sales, marketing and training; 468 in client service and product development; 624 in production operations and distribution; and 372 in administration and support staff. None of the Company's employees are represented by a union or other collective bargaining group. Management believes that its relations with its employees are good. The Company does not currently foresee a shortage in qualified personnel needed to operate the Company's business.


ITEM 2.  PROPERTIES

         The Company's principal business operations and executive offices are located in a complex of seven buildings in Salt Lake City, Utah. These buildings form a campus of facilities on approximately 41 acres, approximately 37 of which are developed and approximately four of which remain undeveloped to support expanded operations in the future. The Company's central facilities currently consist of approximately 635,000 square feet, including approximately 350,000 square feet for manufacturing, distribution and warehousing, and approximately 285,000 square feet for administration. All of the Company's principal facilities are owned by Franklin, subject to mortgages of approximately $4.4 million as of August 31, 1996. The Company's 90 retail stores are operated under leases with remaining terms of up to seven years; some of these leases include rentals based on a percentage of sales. The Company also maintains sales, administrative and/or warehouse facilities in or near Salt Lake City; Phoenix; Atlanta; Tokyo; Hong Kong; London; Toronto; Brisbane; Taipei; Monterrey, Mexico; Mexico City, Mexico; Guadalajara, Mexico; San Juan, Puerto Rico; Auckland, New Zealand; and Basel, Switzerland under leases which expire intermittently through the year 2004. Publishers Press occupies facilities of approximately 141,000 square feet of production space and 24,000 square feet of office space. In connection with operation of the Franklin Quest Institute of Fitness, the Company utilizes approximately 115,000 square feet of fitness and training facilities located on 61 acres near St. George, Utah. In connection with the acquisition of Time Systems, the Company assumed leases totaling approximately 50,000 square feet in Phoenix, Arizona which expire through August 1998. All of the Company's facilities are used exclusively by Franklin and its divisions and are believed to be adequate and suitable for its current needs.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to, nor is any of its property subject to, any material pending legal proceedings, nor are any such proceedings known to the Company to be contemplated.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 1996.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

         The Company's Common Stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "FNQ." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock, as reported on the NYSE Composite Tape, for the fiscal years ended August 31, 1996 and 1995, respectively.

                                           HIGH           LOW
                                         ---------     ----------
FISCAL YEAR ENDED AUGUST 31, 1996:
         First Quarter ...........       $25 5/8       $18 1/4
         Second Quarter ..........        24 1/2        17 7/8
         Third Quarter ...........        29 1/8        19 3/4
         Fourth Quarter ..........        22 1/4        18 1/8

FISCAL YEAR ENDED AUGUST 31, 1995:
         First Quarter ...........       $39 3/8       $32 1/4
         Second Quarter ..........        35 7/8        27 1/4
         Third Quarter ...........        35 7/8        30 5/8
         Fourth Quarter ..........        32 1/8        21 3/4




         The Company did not pay or declare dividends on its Common Stock during the fiscal years ended August 31, 1995 and 1996. The Company currently anticipates that it will retain all available funds to finance its future growth and business expansion. The Company does not presently intend to pay cash dividends in the foreseeable future.

         As of November 1, 1996, the Company had 19,707,831 shares of its Common Stock outstanding, held by 420 shareholders of record.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated by reference to page one of the Company's 1996 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated by reference to pages 25 through 28 of the Company's 1996 Annual Report to Shareholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated by reference to pages 29 through 38 of the Company's 1996 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         A Form 8-K was filed on October 13, 1995 reporting a change of accountants which report is incorporated herein by this reference. There were no disputes or disagreements reported in the Form 8-K nor have there been any disagreements with the Company's independent accountants.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to the sections entitled "Election of Directors," "Executive Officers" and "Executive Compensation--Employment Agreements" in the Company's definitive Proxy Statement for the annual meeting of shareholders which was held on November 18, 1996. The definitive Proxy Statement was filed with the Securities and Exchange Commission on October 19, 1996 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the sections entitled "Election of Directors--Director Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement for the annual meeting of shareholders which was held on November 18, 1996.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the section entitled "Principal Holders of Voting Securities" in the Company's definitive Proxy Statement for the annual meeting of shareholders which was held on November 18, 1996.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the annual meeting of shareholders which was held on November 18, 1996.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents Filed

                  1. Financial Statements. The following Consolidated Financial Statements of the Company and Report of Independent Public Accountants included in the Annual Report to Shareholders for the year ended August 31, 1996 are incorporated by reference in Item 8 hereof:

                           - Report of Arthur Andersen LLP, Independent Public Accountants, for the year ended August 31, 1996

                           - Consolidated Balance Sheets at August 31, 1996 and 1995

                           - Consolidated Statements of Income for the years ended August 31, 1996, 1995 and 1994

                           - Consolidated Statements of Shareholders' Equity for the years ended August 31, 1996, 1995 and 1994

                           - Consolidated Statements of Cash Flows for the years ended August 31, 1996, 1995 and 1994

                           -        Notes to Consolidated Financial Statements

                           Report of Price Waterhouse, Independent Public Accountants for the year ended August 31, 1995 and 1994 (See page 16 herein).

                  2. Financial Statement Schedule. The following Consolidated Financial Statement Schedule for the three years ended August 31, 1996 is filed as part of this Report and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto:

                           SCHEDULE                                                                            PAGE
                           --------                                                                            ----
                           Report of Arthur Andersen LLP, Independent Public Accountants, on
                           Consolidated Financial Statement Schedule for the year ended August 31,
                           1996                                                                                 17

                           Report of Price Waterhouse, Independent Public Accountants, on
                           Consolidated Financial Statement Schedule for years ended August 31,
                           1995 and 1994                                                                        18

                           II --  Valuation and Qualifying Accounts and Reserves                                19

                           Financial statements and schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Financial Statements or Notes thereto, or contained in this Report.

3.       Exhibit List.

EXHIBIT                                                                   INCORPORATED    FILED
  NO.                                EXHIBIT                              BY REFERENCE   HEREWITH
-------   -------------------------------------------------------------   ------------   --------
   3.1    Revised Articles of Incorporation of the Registrant                 (1)

   3.2    Amended and Restated Bylaws of the Registrant                       (1)

    4     Specimen Certificate of the Registrant's Common Stock, par
          value $.05 per share                                                (2)

  10.1    Amended and Restated 1992 Employee Stock Purchase Plan              (3)

  10.2    First Amendment to Amended and Restated 1992 Stock
          Incentive Plan                                                      (4)

  10.3    Franklin 401(k) Profit Sharing Plan                                 (1)

  10.4    Forms of Nonstatutory Stock Options                                 (1)

  10.5    Shipley Acquisition Agreement                                       (4)

  10.6    Stock Exchange Agreement--Publishers Press, Inc.                    (5)

   13     Annual Report to Shareholders for the year ended August 31, 1996.
          Certain portions of this exhibit are incorporated by reference into Items 6 through 8 of this Annual Report on Form 10-K and, except as so incorporated by reference, the Annual Report to
          Shareholders is not deemed to be filed as part of this Report.      (6)

   22     Subsidiaries of the Registrant                                                   (6)

  23.1    Consent of Arthur Andersen LLP, independent public
          accountants                                                                      (6)

  23.2    Consent of Price Waterhouse, independent public accountants                      (6)

   27     Financial Data Schedule                                                          (6)

-----------------------

(1) Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.

(2) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.

(3) Incorporated by reference to Form 10-K filed November 27, 1992, for the fiscal year ended August 31, 1992.

(4) Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on January 3, 1994, Registration No. 33-73728.

(5) Incorporated by reference to Reports on Form 8-K and Form 8-K/A dated January 3, 1995 and February 28, 1995.

(6)      Filed herewith and attached to this Report following page 18 hereof.

         (b)      Reports on Form 8-K

                  The Company did not file a report on Form 8-K during the last quarter of the fiscal year ended August 31, 1996.

         (c)      Exhibits

                  Exhibits to this Report are attached following page 21 hereof.

         (d)      Financial Statement Schedule

                  See page 17 through 19 herein.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Franklin Quest Co.

In our opinion, the consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows as of and for each of the two years in the period ended August 31, 1995 (appearing on pages 30 through 38 of the Franklin Quest Co. 1996 Annual Report to shareholders which has been incorporated by reference in this Form 10-K Annual Report) present fairly, in all material respects, the financial position, results of operations and cash flows of Franklin Quest Co. and its subsidiaries as of and for each of the two years in the period ended August 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examination, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Franklin Quest Co. for any period subsequent to August 31, 1995.





Price Waterhouse LLP
Salt Lake City, Utah
September 20, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


To Franklin Quest Co.:

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements as of August 31, 1996 and for the year then ended included in Franklin Quest Co.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 26, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 13 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule data for the year ended August 31, 1996 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements as of August 31, 1996 and for the year then ended taken as a whole.





ARTHUR ANDERSEN LLP

Salt Lake City, Utah
September 26, 1996

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of Franklin Quest Co.


Our audits of the consolidated financial statements referred to in our report dated September 20, 1995 appearing on page 13 of this Annual Report on Form 10-K of Franklin Quest Co. (which consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 (a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




Price Waterhouse LLP
Salt Lake City, Utah
September 20, 1995

                                                                     SCHEDULE II
                               FRANKLIN QUEST CO.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    FOR THE THREE YEARS ENDED AUGUST 31, 1996
                             (DOLLARS IN THOUSANDS)

Column A                        Column B               Column C               Column D          Column E
--------                        --------               --------               --------          --------
                                                      ADDITIONS
                                               --------------------------
                                               CHARGED TO   CHARGED
                              BALANCE AT       COSTS AND    TO OTHER                           BALANCE AT
DESCRIPTION               BEGINNING OF PERIOD  EXPENSES     ACCOUNTS         DEDUCTIONS       END OF PERIOD
Year ended August 31, 1994:
 Allowance for doubtful
  accounts                        $  734       $  417       $    97(1)        $  (655)(3)       $  593
 Allowance for inventories           956         --            --                (100)(4)          856
                                  ------       ------       -------           -------           ------


                                  $1,690       $  417       $    97           $  (755)          $1,449
                                  ======       ======       =======           =======           ======


Year ended August 31, 1995:
 Allowance for doubtful
  accounts                        $  593       $  348       $   259(1)        $  (528)(3)       $  672
 Allowance for inventories           856         --             166(2)           --              1,022
                                  ------       ------       -------           -------           ------


                                  $1,449       $  348       $   425           $  (528)          $1,694
                                  ======       ======       =======           =======           ======


Year ended August 31, 1996:
 Allowance for doubtful
 accounts                         $  672       $  301       $    12(1)        $(96) (3)         $  889
 Allowance for inventories         1,022        7,267            62(2)         (2,973)(4)        5,378
                                  ------       ------       -------           -------           ------

                                  $1,694       $7,568       $    74           $(3,069)          $6,267
                                  ======       ======       =======           =======           ======


(1) Represents the addition of the allowances for doubtful accounts of acquired companies.

(2) Represents the addition of the allowances for inventories of acquired companies.

(3)      Represents a write-off of accounts deemed uncollectible.

(4) Reduction in the allowance is due to a write-off of obsolete inventories.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 18, 1996.

                         FRANKLIN QUEST CO.



                         By: /s/ VAL JOHN CHRISTENSEN
                             ----------------------------
                             Val John Christensen, Executive Vice President, General Counsel, Corporate Secretary and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                        TITLE                                    DATE

/s/ HYRYM W. SMITH                Chairman of the Board                     November 18, 1996
------------------------------
Hyrum W. Smith



/s/ ARLEN B. CROUCH               President and Chief Executive             November 18, 1996
------------------------------
Arlen B. Crouch                   Officer and Director (Principal
                                  Executive Officer)



/s/ JON H. ROWBERRY               Chief Operating Officer, and              November 18, 1996
------------------------------
Jon H. Rowberry                   Chief Financial Officer and
                                  Director (Principal Financial and
                                  Accounting Officer)


/s/ VAL JOHN CHRISTENSEN          Executive Vice President, General         November 18, 1996
------------------------------
Val John Christensen              Counsel, Corporate Secretary and
                                  Director



/s/ JAMES M. BEGGS                Director                                  November 18, 1996
------------------------------
James M. Beggs




/s/ ROBERT F. BENNETT             Director                                  November 18, 1996
------------------------------
Robert F. Bennett

/s/ ROBERT H. DAINES              Director                                  November 18, 1996
------------------------------
Robert H. Daines




/s/ THOMAS M. LENAGH              Director                                  November 18, 1996
------------------------------
Thomas H. Lenagh




/s/ DANIEL P. HOWELLS             Director                                  November 18, 1996
------------------------------
Daniel P. Howells




/s/ E. J. "JAKE" GARN             Director                                  November 18, 1996
------------------------------
E. J. "Jake" Garn




/s/ BEVERLY B. CAMPBELL           Director                                  November 18, 1996
------------------------------
Beverly B. Campbell

3.       Exhibit List.

EXHIBIT
  NO.                                EXHIBIT
-------   -------------------------------------------------------------
   22     Subsidiaries of the Registrant

  23.1 Consent of Arthur Andersen LLP, independent public accountants

  23.2    Consent of Price Waterhouse, independent public accountants

   27     Financial Data Schedule