Form 10-Q
period 1996-11-30
FRANKLIN QUEST CO
filed 1997-01-14
CIK 886206

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________

                           Commission file no. 1-11107

                               FRANKLIN QUEST CO.

             (Exact name of registrant as specified in its charter)

         Utah                                        87-0401551
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)

         2200 West Parkway Boulevard
         Salt Lake City, Utah                        84119-2331
         (Address of principal executive offices)    (Zip code)

         Registrant's telephone number,
         including area code:                        (801) 975-1776


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes   X
                                               No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

             19,732,672 shares of Common Stock as of January 6, 1997

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               FRANKLIN QUEST CO.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                          November 30,      August 31,
                                                                              1996             1996
                                                                          ------------      ----------
                                                                          (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                            $  12,813        $  24,041
      Accounts receivable, less allowance for
           doubtful accounts of $1,263 and $889                               38,556           28,706
      Inventories                                                             44,987           49,463
      Income taxes receivable                                                                   5,064
      Other current assets                                                     7,420            5,743
                                                                           ---------        ---------
      Total current assets                                                   103,776          113,017

Property and equipment, net                                                  102,522          102,063
Intangible assets, net                                                        63,031           51,115
Other long-term assets                                                         2,937            2,250
                                                                           ---------        ---------
                                                                           $ 272,266        $ 268,445
                                                                           =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                     $  15,321        $  12,585
      Other current liabilities                                               19,370           16,092
                                                                           ---------        ---------
      Total current liabilities                                               34,691           28,677

Long-term debt, less current portion                                           5,717            5,500
Deferred income taxes                                                          2,787            2,433
                                                                           ---------        ---------
Total liabilities                                                             43,195           36,610
                                                                           ---------        ---------

Shareholders' equity:
      Common stock, $0.05 par value, 40,000,000
           shares authorized, 22,025,000 shares issued                         1,101            1,101
      Additional paid-in capital                                             133,887          132,959
      Retained earnings                                                      143,873          130,849
      Deferred compensation                                                   (1,904)          (1,240)
      Cumulative translation adjustments                                      (1,016)            (940)
                                                                           ---------        ---------
                                                                             275,941          262,729
      Less 2,302,367 and 1,497,407 shares of treasury stock, at cost         (46,870)         (30,894)
                                                                           ---------        ---------

Total shareholders' equity                                                   229,071          231,835
                                                                           ---------        ---------
                                                                           $ 272,266        $ 268,445
                                                                           =========        =========


           (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN QUEST CO.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                 Three Months Ended
                                             November 30,   November 30,
                                                 1996           1995
                                             ------------   ------------
                                                     (unaudited)

Sales                                          $102,377       $91,880

Cost of sales                                    43,275        39,327
                                               --------       -------

Gross margin                                     59,102        52,553

Operating expenses                               37,381        31,360
                                               --------       -------
Income from operations                           21,721        21,193

Interest and other                                   75           516
                                               --------       -------
Income before provision for income taxes         21,796        21,709

Provision for income taxes                        8,772         8,705
                                               --------       -------

Net income                                     $ 13,024       $13,004
                                               ========       =======

Net income per share                           $   0.62       $  0.57
                                               ========       =======

Weighted average number of common and
common equivalent shares                         20,909        22,867
                                               ========       =======


           (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN QUEST CO.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                                Three Months Ended
                                                                                                   November 30,
                                                                                             -------------------------
                                                                                              1996             1995
                                                                                              ----             ----

                                                                                                  (unaudited)
Cash flows from operating activities:
     Net income                                                                              $ 13,024        $ 13,004
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                           4,574           3,554
        Other changes in assets and liabilities                                                 2,010          (8,367)
                                                                                             --------        --------

     Net cash provided by operating activities                                                 19,608           8,191
                                                                                             --------        --------

Cash flows from investing activities:
     Acquisition of businesses                                                                (11,684)
     Purchases of property and equipment                                                       (3,237)         (7,183)
                                                                                             --------        --------

     Net cash used in investing activities                                                    (14,921)         (7,183)
                                                                                             --------        --------

Cash flows from financing activities:
     Payments on short-term borrowings                                                                           (245)
     Proceeds from long-term debt                                                                 164
     Payments on long-term debt and capital leases                                               (181)           (130)
     Purchase of treasury shares                                                              (16,016)         (2,274)
     Proceeds from treasury stock issuance                                                        194             467
                                                                                             --------        --------

     Net cash used in financing activities                                                    (15,839)         (2,182)
                                                                                             --------        --------

Effect of foreign exchange rates                                                                  (76)           (105)
                                                                                             --------        --------

     Net decrease in cash and cash equivalents                                                (11,228)         (1,279)

Cash and cash equivalents at beginning of period                                               24,041          35,006
                                                                                             --------        --------

Cash and cash equivalents at end of period                                                   $ 12,813        $ 33,727
                                                                                             ========        ========

Supplemental disclosure of cash flow information:
     Interest paid                                                                           $    143        $     56
     Income taxes paid                                                                            107           1,154

Supplemental schedule of non-cash investing and financing activities:
     Fair value of assets acquired                                                           $ 12,155
     Liabilities assumed from acquisition                                                       1,810
     Tax effect of exercise of affiliate stock options                                             13             175



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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The Company suggests the information included in this report on Form 10-Q be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1996.

         Certain reclassifications have been made in the consolidated condensed financial statements to conform with the current year presentation.

         The results of operations for the three months ended November 30, 1996, are not necessarily indicative of results for the entire fiscal year ending August 31, 1997.


NOTE 2 - NET INCOME PER COMMON SHARE

         Net income per common share is computed based on the weighted average number of common and common equivalent (stock options) shares outstanding for the periods.


NOTE 3 - INVENTORIES

         Inventories are comprised of the following (in thousands):

                              November 30,              August 31,
                                 1996                      1996
                              -----------              -----------
                              (unaudited)
Finished Goods                $    31,758              $    36,156
Work in Process                     3,848                    4,969
Raw Materials                       9,381                    8,338
                              -----------              -----------

                              $    44,987              $    49,463
                              ===========              ===========

NOTE 4 - TRUENORTH ACQUISITION

         Effective October 1, 1996, the Company acquired the assets of TrueNorth Corporation ("TrueNorth"). TrueNorth, a Utah corporation, is a leading provider of post-instructional personal coaching to corporations and individuals. TrueNorth develops and delivers one-on-one personalized coaching which is designed to augment the effectiveness and duration of training curricula. The purchase price was $10.0 million in cash. In addition, contingent payments may be made over the next five years based on TrueNorth's operating performance. TrueNorth had sales for the twelve months ended July 31, 1996, of approximately $16.0 million. The impact on the accompanying consolidated condensed financial statements would be immaterial, had TrueNorth been acquired on September 1, rather than October 1, of 1996.

                               FRANKLIN QUEST CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         The following discussion should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management's Discussion and Analysis included in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1996.



RESULTS OF OPERATIONS

         The following table sets forth selected data concerning the sales of the Company's services and products:

                        Three Months Ended
                           November 30,
                    --------------------------
                    1996                  1995               Change
                    ----                  ----               ------

                          (in thousands)

Product          $    74,934          $    65,197              15%
Training              20,667               18,732              10%
Services               6,776                7,951             (15%)
                 -----------          -----------
                 $   102,377          $    91,880              11%
                 ===========          ===========


Three Months Ended November 30, 1996 Compared with Three Months Ended November 30, 1995

         Sales for the three months ended November 30, 1996, increased $10.5 million, or 11%, over the same period in 1995, primarily as a result of an increase in the number of Franklin Day Planners sold, an increase in the number of participants attending public seminars and the favorable effect of corporate acquisitions.

         Product sales experienced an increase of $9.7 million or 15% compared to the first quarter of fiscal 1995. Increases in retail store sales comprised $3.4 million of this amount. The increase in retail store sales is due in large part to the number of stores opened during the past twelve months. At the end of the current quarter, there were 93 retail stores open compared to 78 retail stores at November 30, 1995. The increase in comparable store sales (comparing the 70 stores that were open during the entire first quarter in both years) was 5%. An additional $3.9 million of the increase was due to current quarter revenues of Productivity Plus, Inc. ("Productivity Plus"), which was acquired subsequent to the first quarter of the prior year. Catalog sales contributed another $2.1 million of the increase in product sales compared to the first quarter last year.

         Training sales increased by $1.9 million or 10% compared to the first quarter of fiscal 1996. This increase was a result of an additional $2.4 million in training revenue from the acquisition of TrueNorth. Sales by the Company's Consulting Group (formerly Shipley Associates) decreased by $0.4 million from the same quarter a year ago. The Company expects that training sales as a percentage of total sales will continue to decline because product sales increases are disproportionately positively affected by strong replacement planner renewal rates for the Franklin Day Planner.

         Service revenues, comprised of the external sales of Publishers Press, Inc., decreased by $1.2 million or 15% compared to the first quarter last year. The decrease was primarily a result of unusually strong sales in the first quarter a year ago from printing a nationally best selling book and reduced per-unit revenues due to paper price decreases in the first quarter of the current fiscal year.

         Gross margin was 57.7% of sales in the three months ended November 30, 1996, compared to 57.2% for the same period in 1995. The increase was primarily caused by the effect of the margins of TrueNorth, acquired as of October 1, 1996, which are somewhat higher than the Company's average margins. Gross margins were adversely impacted by the cost of implementation of a new inventory tracking system, estimated at $1.0 million in the quarter ended November 30, 1996.

         Operating expenses, consisting primarily of selling, general and administrative expenses, increased by 2.4% as a percentage of sales during the three months ended November 30, 1996 (36.5% compared to 34.1% in the same period of 1995). Operating expenses at TrueNorth are higher as a percentage of sales than expenses in the Company's core business. The Company's employee expenses grew more quickly than revenue as a result of increased employee count. Depreciation and leasehold amortization charges were higher by $0.8 million because of new equipment purchased to augment management information systems, the addition of leasehold improvements in new stores, the completion of the new headquarters building, and expansion of the facilities at the Franklin Quest Institute of Fitness. Amortization charges also increased by $0.3 million from amortization of intangible assets acquired in connection with the acquisitions of Productivity Plus and TrueNorth.

         Income taxes have been accrued using an effective rate of 40.3% for the three months ended November 30, 1996, and 40.1% for the same quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of capital have been net cash provided by operating activities, long-term borrowing, capital lease financing, and sale of Common Stock. Working capital requirements have also been financed through short-term borrowing. At November 30, 1996, the Company had $12.8 million in cash and cash equivalents.

         Net cash provided by operating activities during the three months ended November 30, 1996, was $19.6 million. Net cash used in investing activities was $14.9 million. Of this total, $3.2 million was invested in property and equipment, and the balance was used in the acquisition of TrueNorth and a contingent payment due as part of the acquisition of Productivity Plus. During the first three months of fiscal 1997, the Company used $16.0 million to repurchase 860,000 shares of its Common Stock on the open market.

         Working capital during the period decreased by $15.3 million. Management believes that cash flows and resources are sufficient to meet working capital requirements, including increases in accounts receivable and inventories associated with anticipated sales increases.

         During the current quarter, the Company obtained a $50.0 million line of credit to provide for potential future financing needs. The Company has available lines of credit, not utilized at November 30, 1996, totaling $59.0 million. Management anticipates that its existing capital resources will enable it to maintain its current level of operations and its planned internal growth for the foreseeable future.

PART II.  OTHER INFORMATION



Item 1.           Legal Proceedings:

                  Not applicable.

Item 2.           Changes in Securities:

                  Not applicable.

Item 3.           Defaults upon Senior Securities:

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders:

                  The Company held its Annual Meeting of Shareholders on November 18, 1996. The following members of the Board of Directors were elected for three-year terms expiring at the annual meeting of shareholders to be held in 1999, or until their respective successors are elected and qualified.

                        Name                             Shares Voted For
                        ----                             ----------------
                  Hyrum W. Smith                           18,291,679
                  Robert F. Bennett                        17,484,097
                  Beverly B. Campbell                      17,849,786

                  The shareholders also ratified the appointment of Arthur Andersen LLP independent certified public accountants for the fiscal year ending August 31, 1997.

Item 5.           Other information:

                  In March 1996, the Board of Directors approved the repurchase of 1,000,000 shares of the Company's Common Stock. As of January 7, 1997, 345,000 of these shares had been purchased, at an average price of $19.55.

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


                               FRANKLIN QUEST CO.


Date:                                         By:
      ----------------------------                ----------------------------
                                                  Jon H. Rowberry
                                                  Executive Vice President
                                                  Chief Operating Officer




Date:                                         By:
      ----------------------------                ----------------------------
                                                  John L. Theler
                                                  Executive Vice President
                                                  Chief Financial Officer