Form 10-Q
period 1997-02-28
FRANKLIN QUEST CO
filed 1997-04-02
CIK 886206

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 28, 1997

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

             19,751,458 shares of Common Stock as of March 28, 1997

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               FRANKLIN QUEST CO.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                          February 28,     August 31,
                                                                             1997             1996
                                                                           ----------      ---------
                                                                           (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                            $ 32,583        $ 24,041
      Accounts receivable, less allowance for
           doubtful accounts of $952 and $889                                30,364          28,706
      Inventories                                                            42,060          49,463
      Income taxes receivable                                                 4,470           5,064
      Other current assets                                                    5,878           5,743
                                                                           --------        --------
      Total current assets                                                  115,355         113,017

Property and equipment, net                                                 102,047         102,063
Intangible assets, net                                                       62,328          51,115
Other long-term assets                                                        3,720           2,250
                                                                           --------        --------
                                                                           $283,450        $268,445
                                                                           ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                     $ 16,037        $ 12,585
      Other current liabilities                                              17,367          16,092
                                                                           --------        --------
      Total current liabilities                                              33,404          28,677

Long-term debt, less current portion                                          5,280           5,500
Deferred income taxes                                                         2,787           2,433
                                                                           --------        --------
Total liabilities                                                            41,471          36,610
                                                                           --------        --------

Shareholders' equity:
      Common stock, $0.05 par value, 40,000,000
           shares authorized, 22,025,000 shares issued                        1,101           1,101
      Additional paid-in capital                                            134,106         132,959
      Retained earnings                                                     156,917         130,849
      Deferred compensation                                                  (1,821)         (1,240)
      Cumulative translation adjustments                                     (1,483)           (940)
                                                                           --------        --------
                                                                            288,820         262,729
      Less 2,288,828 and 1,497,407 shares of treasury stock, at cost        (46,841)        (30,894)
                                                                           --------        --------

Total shareholders' equity                                                  241,979         231,835
                                                                           --------        --------
                                                                           $283,450        $268,445
                                                                           ========        ========

           (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN QUEST CO.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)



                                                 Three Months Ended             Six Months Ended
                                                 February 28 and 29,           February 28 and 29,
                                               ----------------------       -----------------------
                                                 1997           1996          1997           1996
                                               --------       -------       --------       --------
                                                     (unaudited)                  (unaudited)

Sales                                          $105,958       $93,593       $208,335       $185,473

Cost of sales                                    43,066        40,103         86,341         79,430
                                               --------       -------       --------       --------

Gross margin                                     62,892        53,490        121,994        106,043

Operating expenses                               41,383        32,282         78,764         63,642
                                               --------       -------       --------       --------

Income from operations                           21,509        21,208         43,230         42,401

Interest and other                                  322           408            397            924
                                               --------       -------       --------       --------

Income before provision for income taxes         21,831        21,616         43,627         43,325

Provision for income taxes                        8,787         8,838         17,559         17,543
                                               --------       -------       --------       --------

Net income                                     $ 13,044       $12,778       $ 26,068       $ 25,782
                                               ========       =======       ========       ========

Net income per share                           $   0.63       $  0.57       $   1.25       $   1.14
                                               ========       =======       ========       ========

Weighted average number of common and
common equivalent shares                         20,779        22,432         20,845         22,650
                                               ========       =======       ========       ========

           (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN QUEST CO.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                Six Months Ended
                                                                               February 28 and 29,
                                                                            ------------------------
                                                                               1997           1996
                                                                            --------        --------
                                                                                   (unaudited)
Cash flows from operating activities:
     Net income                                                             $ 26,068        $ 25,782
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                          9,470           7,439
        Other changes in assets and liabilities                                7,644          (1,643)
                                                                            --------        --------

     Net cash provided by operating activities                                43,182          31,578
                                                                            --------        --------

Cash flows from investing activities:
     Acquisition of businesses                                               (11,960)         (7,608)
     Purchases of property and equipment                                      (5,873)        (11,194)
                                                                            --------        --------

     Net cash used in investing activities                                   (17,833)        (18,802)
                                                                            --------        --------

Cash flows from financing activities:
     Payments on short-term borrowings                                          (121)
     Proceeds from long-term debt                                                356
     Payments on long-term debt and capital leases                              (849)           (927)
     Purchase of treasury shares                                             (16,016)         (7,426)
     Proceeds from treasury stock issuance                                       367             694
                                                                            --------        --------

     Net cash used in financing activities                                   (16,263)         (7,659)
                                                                            --------        --------

Effect of foreign exchange rates                                                (544)           (236)
                                                                            --------        --------

     Net increase in cash and cash equivalents                                 8,542           4,881

Cash and cash equivalents at beginning of period                              24,041          35,006
                                                                            --------        --------

Cash and cash equivalents at end of period                                  $ 32,583        $ 39,887
                                                                            ========        ========

Supplemental disclosure of cash flow information:
     Interest paid                                                          $    283        $    226
     Income taxes paid                                                        15,787          15,394

Supplemental schedule of non-cash investing and financing activities:
     Fair value of assets acquired                                          $ 13,770        $ 11,019
     Cash paid for net assets                                                (11,960)         (7,608)
                                                                            --------        --------
     Liabilities assumed from acquisitions                                     1,810           3,411
                                                                            ========        ========

     Tax effect of exercise of affiliate stock options                            13             175




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

         The results of operations for the six months ended February 28, 1997 are not necessarily indicative of results for the entire fiscal year ending August 31, 1997.


NOTE 2 - NET INCOME PER COMMON SHARE

         Net income per common share is computed based on the weighted average number of common and common equivalent (stock options) shares outstanding for the periods presented.


NOTE 3 - INVENTORIES

         Inventories are comprised of the following (in thousands):

                                 February 28,       August 31,
                                    1997              1996
                                  ---------         ---------
                                 (unaudited)
          Finished Goods           $25,245           $36,156
          Work in Process            5,784             4,969
          Raw Materials             11,031             8,338
                                   -------           -------
                                   $42,060           $49,463
                                   =======           =======

NOTE 4 - TRUENORTH ACQUISITION

         Effective October 1, 1996, the Company acquired the assets of TrueNorth Corporation ("TrueNorth"). TrueNorth, a Utah corporation, is a leading provider of post-instructional personal coaching to corporations and individuals. TrueNorth develops and delivers one-on-one personalized coaching which is designed to augment the effectiveness and duration of training cirricula. The cash purchase price was $10.0 million. In addition, contingent payments may be made over the next five years based on TrueNorth's operating performance during the five years following the acquisition. TrueNorth had sales for the twelve months ended July 31, 1996 of approximately $16.0 million. If the acquisition of TrueNorth had taken place as of September 1, 1996, the impact on the accompanying consolidated condensed financial statements would have been immaterial.


NOTE 5 - SUBSEQUENT EVENTS

         Effective March 1, 1997, the Company acquired Premier Agendas, Inc. and Premier School Agendas, Ltd., located in Bellingham, Washington, and Abbotsford, British Columbia, respectively (collectively, "Premier"). The combined cash purchase price was $23.0 million with additional contingent payments being made over the next three years based upon Premier's operating performance over that same time period. Premier is the leading provider of academic and personal planners for students from kindergarten to college throughout the U.S. and Canada. Premier's revenues were approximately $35.4 million for the year ended December 31, 1996.

         On March 21, 1997, the Company signed a definitive merger agreement with Covey Leadership Center ("Covey"). The transaction will involve issuance of Franklin Quest Common Stock in exchange for all of the outstanding stock of Covey. In addition, the Company will acquire from Stephen R. Covey and The Stephen and Sandra Covey Posterity Trust, an exclusive, perpetual, worldwide, royalty free, transferable license to make, use and promote derivative works of the books, "The 7 Habits of Highly Effective People and Principle-Centered Leadership" for an aggregate of $27.0 million payable in cash or Company Common Stock or both. The transactions will be recorded using the purchase method of accounting under Generally Accepted Accounting Principles and are valued at approximately $150 million. Covey had approximately $98.7 million in revenues for the year ended December 31, 1996. Covey is a leadership consulting firm whose products include books, seminars and corporate training programs based on the international best seller, "The 7 Habits of Highly Effective People".

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


RESULTS OF OPERATIONS

         The following table sets forth selected data concerning the sales of the Company's products and services:

                                  Three Months Ended                            Six Months Ended
                                 February 28 and 29,                           February 28 and 29,
                     -----------------------------------------      -----------------------------------------
                        1997           1996             Change         1997          1996              Change
                        ----           ----             ------         ----          ----              ------
                                  (in thousands)                                (in thousands)
Product sales        $ 80,190        $71,545              12%       $155,124       $136,742              13%
Training sales         20,641         17,056              21%         41,308         35,788              15%
Services                5,127          4,992               3%         11,903         12,943             -8%
                     --------        -------              --        --------       --------
                     $105,958        $93,593              13%       $208,335       $185,473              12%
                     ========        =======              ==        ========       ========

Three Months Ended February 28, 1997 Compared with Three Months Ended February 29, 1996

         Sales for the three months ended February 28, 1997, increased $12.4 million, or 13%, over the same period in 1996. The total for the current quarter included approximately $3.4 million in revenue from the Personal Coaching Division, formerly TrueNorth Corporation, which was acquired effective October 1, 1996.

         Product sales increased $8.6 million, or 12%, compared to the corresponding quarter of the prior year. Of this increase, $5.3 million came from growth in retail store sales. This was in large part due to the number of stores opened during the past twelve months. At the end of the second quarter of fiscal 1996 there were 80 retail stores, compared to 95 such stores at the end of the current quarter. Comparable store sales increased 7% for the quarter ended February 28, 1997 compared to the quarter ended February 29, 1996. The remaining increase in sales was primarily due to increased revenues from network marketing and international product sales over the corresponding period of the prior year.

         Training sales increased $3.6 million, or 21%, over the same quarter a year ago. Approximately $3.4 million of this increase was a result of the acquisition of the Personal Coaching Division, effective October 1, 1996.

         Gross margin was 59.3% of sales in the three months ended February 28, 1997, compared to 57.2% for the same period in 1996. The increase was primarily due to the addition of the Personal Coaching Division, which generates significantly higher gross margins than the Company's core products and services. In addition, improvements in the cost of paper and production processes contributed to the higher gross margin.

         Operating expenses, consisting primarily of selling, general and administrative expenses, increased by 4.6% as a percentage of sales during the three months ended February 28, 1997 (39.1% compared to 34.5% in the same period of 1996). The increase came primarily from the area of employee expenses which resulted from staff increases in the areas of sales and technology support. There were also increased marketing program expenses in the second quarter of fiscal 1997 compared to the same quarter a year ago. In addition, operating expenses of the Personal Coaching Division are generally higher as a percentage of sales than expenses in the Company's core businesses. Depreciation and leasehold amortization charges were higher by $767,000 because of new equipment purchased to augment management information systems and improve customer service, the addition of leasehold improvements in new stores and the expansion of facilities at the Franklin Quest Institute of Fitness. Amortization charges increased $434,000 primarily due to amortization of intangible assets acquired in connection with the Personal Coaching Division acquisition.

         Income taxes were accrued using an effective rate of 40.3% for the three months ended February 28, 1997, and 40.9% for the same quarter of fiscal 1996. The decrease was caused by a reduction in the Company's calculation of its effective state income tax rates.


Six Months Ended February 28, 1997 Compared with Six Months Ended February 29, 1996

         Sales for the first six months of fiscal 1997 increased $22.9 million, or 12.3%, over the same period in fiscal 1996. Sales include $5.7 million from the Personal Coaching Division (TrueNorth) which was not acquired until October 1996.

         Product revenue for the first six months of fiscal 1997 increased $18.4 million, or 13.4%, as compared to the first six months of the previous fiscal year. Retail store sales comprised $8.6 million of this increase which represents a 16.1% increase compared to the first six months of fiscal 1996. Most of the remaining increase was realized in the areas of network marketing and catalog sales.

         Training revenue for the first six months grew by approximately $5.5 million or 15.4%, compared to the same period a year ago. This was a result of the Personal Coaching Division, which was acquired effective October 1, 1996 and was therefore not included in the amounts for the first six months of fiscal 1996.

         Services revenue experienced a decrease of $1.0 million or 8.0%, compared to the first six months of fiscal 1996. The decrease was primarily a result of unusually strong sales in the first quarter a year ago from printing a nationally best selling book and reduced per-unit revenues in the current six month period due to paper price decreases which affected sales prices of Publishers Press' outside printing sales.

         Gross margin was 58.6% of sales in the first six months of fiscal 1997 compared to 57.2% in the comparable six months of fiscal 1996. The increase was primarily a result of decreases in paper prices and the addition of the Personal Coaching Division which generates higher gross margins than the Company's core products and services.

         Operating expenses increased to 37.8% of sales for the first six months of fiscal 1997 compared to 34.3% for the first six months of the previous year. The increase came primarily from the area of employee expenses which resulted from staff increases in the areas of sales and technology support. There were also increased marketing program expenses in the second quarter of fiscal 1997 in comparison to the same quarter a year ago. In addition, operating expenses of the Personal Coaching Division are generally higher as a percentage of sales than expenses in the Company's core business. Depreciation and leasehold amortization charges were higher by $1.6 million compared to the same period a year ago because of new equipment purchased to augment management information systems, improve customer service, the addition of leasehold improvements in new stores and expansion of the facilities at the Franklin Quest Institute of Fitness. Amortization charges increased by $745,000 primarily due to amortization of intangible assets acquired in connection with the Personal Coaching Division acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of capital have been net cash provided by operating activities, long-term borrowing, capital lease financing and the sale of Common Stock. Working capital requirements have also been financed through short-term borrowing. At February 28, 1997, the Company had $32.6 million in cash and cash equivalents, although $23.0 million was utilized immediately after the end of the quarter to purchase Premier.

         Net cash provided by operating activities during the six months ended February 28, 1997 was $43.2 million. Net cash used in investing activities was $17.8 million. Of this total, $5.9 million was invested in property and equipment, and the balance was used in the acquisition of TrueNorth and a contingent earn out payment which was paid as part of the acquisition of Productivity Plus. During the first six months of fiscal 1997, the Company used $16.0 million to repurchase 860,000 shares of its Common Stock on the open market.

         Working capital during the period decreased by $2.4 million. Management believes that cash flows and available credit facilities are sufficient to meet working capital requirements, including anticipated increases in accounts receivable and inventories associated with sales increases.

         Management anticipates using up to $27.0 million in cash along with shares of the Company's Common Stock for the merger with Covey. Management also has Board authorization to purchase up to an additional 1,655,000 shares of Common Stock. Should such authority be exercised at current prices, the Company would utilize approximately $34.5 million in cash.

         The Company also has available lines of credit, not utilized at February 28, 1997, of $59.0 million.

PART II.  OTHER INFORMATION



Item 1.           Legal Proceedings:

                  Not applicable.

Item 2.           Changes in Securities:

                  Not applicable.

Item 3.           Defaults upon Senior Securities:

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders:

                  Not applicable.

Item 5.           Other information:

                  In September 1996, the Board of Directors approved the repurchase of up to 2,000,000 shares of the Company's Common Stock. As of March 27, 1997, the Company had acquired 345,000 shares at an average price of $19.55.

                  On March 21, 1997, the Company signed a definitive merger agreement with Covey. See Note 5 to the financial statements included in this report.

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


                                            FRANKLIN QUEST CO.


Date: ____________________________          By: _________________________
                                                 Jon H. Rowberry
                                                 President
                                                 Chief Operating Officer



Date: ____________________________          By: __________________________
                                                 John L. Theler
                                                 Executive Vice President
                                                 Chief Financial Officer