Form 10-Q
period 1997-05-31
FRANKLIN COVEY CO
filed 1997-07-15
CIK 886206

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended May 31, 1997

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to ___________

                           Commission file no. 1-11107

                               FRANKLIN COVEY CO.

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

                                     Yes [X]
                                     No  [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

              25,325,607 shares of Common Stock as of June 25, 1997

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               FRANKLIN COVEY CO.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                  May 31,              August 31,
                                                                   1997                   1996
                                                                 ---------              --------
                                                                (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                   $  46,741              $ 24,041
     Accounts receivable, less allowance for
         doubtful accounts of $1,216 and $889                       27,314                28,706
     Inventories                                                    48,520                49,463
     Income taxes receivable                                        16,191                 5,064
     Other current assets                                            7,492                 5,743
                                                                 ---------              --------
     Total current assets                                          146,258               113,017

Property and equipment, net                                        105,194               102,063
Intangible assets, net                                              84,174                51,115
Other long-term assets                                               8,506                 2,250
                                                                 ---------              --------
                                                                 $ 344,132              $268,445
                                                                 =========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $  13,961              $ 12,585
     Other current liabilities                                      29,600                16,092
                                                                 ---------              --------
     Total current liabilities                                      43,561                28,677

Long-term debt, less current portion                                53,821                 5,500
Deferred income taxes                                                2,787                 2,433
                                                                 ---------              --------
Total liabilities                                                  100,169                36,610
                                                                 ---------              --------

Shareholders' equity:
     Common stock, $0.05 par value, 40,000,000
         shares authorized, 22,025,000 shares issued                 1,101                 1,101
     Additional paid-in capital                                    134,299               132,959
     Retained earnings                                             160,044               130,849
     Deferred compensation                                          (1,702)               (1,240)
     Cumulative translation adjustments                             (1,015)                 (940)
                                                                 ----------             ---------
                                                                   292,727               262,729
     Less 1,763,388 and 1,497,407 shares of treasury stock,        (48,764)              (30,894)
                                                                 ----------             ---------
at cost

Total shareholders' equity                                         243,963               231,835
                                                                 ---------              --------
                                                                 $ 344,132              $268,445
                                                                 =========              ========



           (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN COVEY CO.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)




                                          Three Months Ended                 Nine Months Ended
                                                May 31,                          May 31,
                                        ----------------------            ----------------------
                                         1997            1996              1997           1996
                                        -------        -------           --------       --------
                                              (unaudited)                       (unaudited)

Sales                                   $79,840        $72,465           $288,175       $257,938

Cost of sales                            33,612         30,861            119,953        110,291
                                        -------        -------           --------       --------

Gross margin                             46,228         41,604            168,222        147,647

Operating expenses                       40,852         31,299            119,616         94,941
                                        -------        -------           --------       --------

Income from operations                    5,376         10,305             48,606         52,706

Interest and other, net                    (142)           329                255          1,253
                                        -------        -------           --------       --------

Income before  provision for income       5,234         10,634             48,861         53,959
taxes

Provision for income taxes                2,107          4,349             19,666         21,892
                                        -------        -------           --------       --------

Net income                              $ 3,127         $6,285            $29,195        $32,067
                                        =======         ======           ========       ========

Net income per share                    $  0.15         $ 0.28            $  1.41        $  1.42
                                        =======         ======           ========       ========

Weighted average number of common
and  common equivalent shares            20,537         22,447             20,742         22,583
                                        =======         ======           ========       ========













                  (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN COVEY CO.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                           Nine Months Ended
                                                                                 May 31,
                                                                          -------------------
                                                                            1997        1996
                                                                          -------     -------
                                                                                (unaudited)
Cash flows from operating activities:
    Net income                                                            $29,195     $32,067
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                       15,777      11,636
       Other changes in assets and liabilities                             (9,661)     (2,889)
                                                                          -------     -------

    Net cash provided by operating activities                              35,311      40,814
                                                                          -------     -------

Cash flows from investing activities:
    Acquisition of businesses                                             (33,024)     (7,608)
    Purchases of property and equipment                                   (11,214)    (14,381)
                                                                          -------     -------

    Net cash used in investing activities                                 (44,238)    (21,989)
                                                                          -------     -------

Cash flows from financing activities:
    Proceeds from short-term borrowings                                     3,256
    Payments on short-term borrowings                                        (133)
    Proceeds from long-term debt                                           48,357
    Payments on long-term debt                                             (2,398)     (2,477)
    Purchase of treasury shares                                           (18,377)    (19,070)
    Proceeds from treasury stock issuance                                     997       1,462
                                                                          -------     -------

    Net cash provided by (used in) financing activities                    31,702     (20,085)
                                                                          -------     -------

Effect of foreign exchange rates                                              (75)       (208)
                                                                          -------     -------

    Net increase (decrease) in cash and cash equivalents                   22,700      (1,468)

Cash and cash equivalents at beginning of period                           24,041      35,006
                                                                          -------     -------

Cash and cash equivalents at end of period                                $46,741     $33,538
                                                                          =======     =======

Supplemental disclosure of cash flow information:
    Income taxes paid                                                     $27,916     $21,247
                                                                          -------     -------
    Interest paid                                                             757         461
                                                                          -------     -------

    Fair value of assets acquired                                          45,542      11,019
    Cash paid for net assets                                              (33,024)     (7,608)
                                                                          -------     -------
    Liabilities assumed from acquisitions                                  12,518       3,411
                                                                          -------     -------

Supplemental schedule of non-cash investing and financing activities:
    Tax effect of exercise of affiliate stock options                          13         175




           (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN COVEY CO.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

        Effective June 2, 1997 Franklin Quest Co. (the "Company", see Note 6) merged (the "Merger") with the Covey Leadership Center, Inc. ("Covey") to form Franklin Covey Co. Since the Merger became effective subsequent to May 31, 1997, the accompanying financial statements do not include the financial position and results of operations for Covey.

        The attached unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The Company suggests the information included in this report on Form 10-Q be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1996. It should also be read in conjunction with the definitive Proxy Statement relating to the Merger which was filed with the Securities and Exchange Commission on April 30, 1997 which includes certain pro forma financial information giving effect to the Merger.

        Certain reclassifications have been made in the consolidated condensed financial statements to conform with the current year presentation.

        The results of operations for the nine months ended May 31, 1997 are not necessarily indicative of results for the entire fiscal year ending August 31, 1997.


NOTE 2 - NET INCOME PER COMMON SHARE

        Net income per common share is computed based on the weighted average number of common and common equivalent (stock options) shares outstanding for the periods presented.


NOTE 3 - INVENTORIES

        Inventories are comprised of the following (in thousands):

                                      May 31,         August 31,
                                       1997              1996
                                    ---------         ---------
                                   (unaudited)

         Finished Goods             $  33,825         $  36,156
         Work in Process                4,626             4,969
         Raw Materials                 10,069             8,338
                                    ---------         ---------

                                    $  48,520         $  49,463
                                    =========         =========

NOTE 4 - TRUENORTH ACQUISITION

        Effective October 1, 1996, the Company acquired the assets of TrueNorth Corporation, which now operates as the Personal Coaching Division ("Coaching") of the Company. Coaching, a Utah corporation, is a leading provider of post-instructional personal coaching to corporations and individuals. The Coaching Division develops and delivers one-on-one personalized coaching which is designed to augment the effectiveness and duration of training curricula. The cash purchase price was $10.0 million. In addition, contingent payments may be made over the next five years based on Coaching's operating performance during the five years following the acquisition. Coaching had sales for the twelve months ended July 31, 1996 of approximately $16.0 million.


NOTE 5 - PREMIER AGENDAS ACQUISITION

        Effective March 1, 1997, the Company acquired Premier Agendas, Inc. and Premier School Agendas, Ltd., located in Bellingham, Washington, and Abbotsford, British Columbia, respectively (collectively, "Premier"). The combined cash purchase price was $23.2 million with additional contingent payments being made over the next three years based upon Premier's operating performance over that same time period. Premier is the leading provider of academic and personal planners for students from kindergarten to college throughout the U.S. and Canada. Premier's revenues were approximately $35.4 million for the year ended December 31, 1996.


NOTE 6 - SUBSEQUENT EVENT

        Effective June 2, 1997, the Company and Covey Leadership Center, Inc. merged to form Franklin Covey Co. In the Merger, the Company issued 5,030,894 shares of its Common Stock in exchange for all of the issued and outstanding capital stock of Covey. The Company's shares were valued in the exchange at $22.1625 per share, which was the average of the per share closing sale price of the Company's Common Stock on the New York Stock Exchange for the twenty consecutive trading days ending on May 28, 1997. All outstanding options to purchase Covey Common Stock were converted into 382,100 options to purchase the Company's Common Stock, exercisable at $5.97 per share. In connection with the Merger, the Company acquired from Stephen R. Covey certain license rights for $27.0 million in cash.

                               FRANKLIN COVEY CO.

                                    FORM 10-Q



        This Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss and capital expenditures, statements regarding future operations, financing needs, compliance with financial covenants in loan agreements, plans for the acquisition and sale of assets or businesses and consolidation of operations of newly acquired businesses, and plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates", "believes", "estimates", "expects", "intends", "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

        Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Quarterly Report. Statements in this Quarterly Report, particularly in the Notes to Consolidated Condensed Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations, describe certain factors, among others, that could contribute to, or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: the integration of acquired or merged businesses, management of growth, dependence on products or services, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, pending or threatened litigation, the availability of key personnel and other risk factors which may be detailed from time to time in the Company's Press Releases, reports to shareholders and in Securities and Exchange Commission filings.

        Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

                               FRANKLIN COVEY CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        The following discussion should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the Management's Discussion and Analysis included in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1996.


RESULTS OF OPERATIONS

        The following table sets forth selected data concerning the sales of the Company's products and services:

                           Three Months Ended                  Nine Months Ended
                                 May 31,                             May 31,
                      ----------------------------      ------------------------------
                        1997      1996      Change        1997        1996      Change
                      -------    -------    ------      --------    --------    ------
                            (in thousands)                          (in thousands)

Product sales         $50,908    $48,667        5%      $206,031    $185,409       11%
Training sales         22,964     18,200       26%        64,273      53,988       19%
Services                5,968      5,598        7%        17,871      18,541       -4%
                      -------    -------                --------    --------
                      $79,840    $72,465       10%      $288,175    $257,938       12%
                      =======    =======                ========    ========


Three Months Ended May 31, 1997 Compared with Three Months Ended May 31, 1996

        Sales for the three months ended May 31, 1997, increased 10.2%, or $7.4 million, over the same period in fiscal 1996. Total sales for the three months ended May 31, 1997 included approximately $3.9 million of sales from Coaching, which was acquired effective October 1, 1996. Without the sales from Coaching, overall sales growth would have been 4.8% for the three months ended May 31, 1997. Premier's sales come primarily from the educational markets and occur predominantly in the Company's fourth fiscal quarter. Accordingly, no significant sales increase was recognized from the acquisition of Premier for the three months ended May 31, 1997.

        Product sales increased $2.2 million, or 4.6%, compared to the corresponding three months of the prior fiscal year. Retail store sales growth of $3.3 million was partially offset by weaker than expected sales performance by Productivity Plus, and the timing of certain Network Marketing sales which are expected to occur in the fourth quarter of Fiscal 1997. The increase in retail store sales was primarily due to the number of stores opened during the past twelve months. At May 31, 1996 there were 84 retail stores compared to 103 such stores at May 31, 1997. Comparable store sales increased 6.0% for the three months ended May 31, 1997 compared to the three months ended May 31, 1996.

        Training sales increased $4.8 million, or 26.2%, for the three months ended May 31, 1997 compared to the corresponding period in the prior fiscal year. Approximately $3.9 million of this increase was a result of the acquisition of Coaching, which was effective October 1, 1996. Without Coaching, training sales growth would have been 4.7%.

        Gross margin was 57.9% of sales in the three months ended May 31, 1997, compared to 57.4% for the same period in 1996. The improvement is primarily due to Coaching, which has a higher gross margin than the Company's core products and services. Without the sales and cost of sales from Coaching, gross margin would have been 57.2% for the three months ended May 31, 1997.

        Operating expenses, consisting primarily of selling, general and administrative expenses, increased to $40.9 million, or 51.2% of sales, during the three months ended May 31, 1997 compared to $31.3 million, or 43.2% of sales, for the same period of 1996. The operating expense increase was primarily due to the acquisition of Premier, which added $4.3 million of operating expenses, and Coaching, which added $2.3 million of operating expenses in the three months ended May 31, 1997. Due to the seasonal nature of Premier's business, this acquisition added a notable amount of operating expenses without providing significant corresponding sales activity. Without Premier, operating expenses would have been 46.1% of sales. The remaining increase came primarily in the area of employee expenses which resulted from staff increases in the areas of sales and technology support. There were also increased marketing program expenses in the third quarter of fiscal 1997 compared to the same quarter a year ago. Depreciation and leasehold amortization charges were higher by $660,000 because of new equipment purchased, the addition of leasehold improvements in new stores and the expansion of facilities at the Franklin Quest Institute of Fitness. Amortization charges increased $613,000 primarily due to amortization of intangible assets acquired in connection with the Premier and Coaching acquisitions.

        Income taxes were provided using an effective rate of 40.3% for the three months ended May 31, 1997, and 40.9% for the same quarter of fiscal 1996. The decrease was caused by a reduction in the Company's estimated effective state income tax rates.


Nine Months Ended May 31, 1997 Compared with Nine Months Ended May 31, 1996

        Sales for the nine months ended May 31, 1997 increased $30.2 million, or 11.7%, over the same period in fiscal 1996. Sales for the nine months ended May 31, 1997 included $9.6 million from Coaching which was not acquired until October 1996. Without sales from Coaching, overall sales would have increased by 8.0% over the corresponding period of the prior fiscal year.

        Product revenue for the nine months ended May 31, 1997 increased $20.6 million, or 11.1%, as compared to the nine months ended May 31, 1996. Retail store sales comprised $11.9 million of this increase which represented a 16.4% increase compared to the same period of fiscal 1996. Comparable store sales increased 6.2% for the nine months ended May 31, 1997. Most of the remaining increase was realized in catalog sales and international product sales.

        Training revenue for the nine months ended May 31, 1997 increased by approximately $10.3 million, or 19.1%, compared to the same period a year ago. Training sales growth was primarily attributable to Coaching, which added $9.6 million in sales during the nine months ended May 31, 1997. Without sales from Coaching, training sales would have increased 1.3% over the same period in fiscal 1996.

        Gross margin was 58.4% of sales in the first nine months of fiscal 1997 compared to 57.2% in the comparable nine months of fiscal 1996. The increase was primarily a result of the addition of the Personal Coaching Division which generates higher gross margins than the Company's core products and services. Without the sales and cost of sales of the Personal Coaching Division, gross margin for the nine months ended May 31, 1997 would have been 57.7%.

        Operating expenses increased to 41.5% of sales for the nine months ended May 31, 1997 compared to 36.8% for the comparable nine months of the previous year. The increase is primarily due to the acquisition of Premier, which was effective March 1, 1997, and increased technology and marketing activity. As discussed above, the Premier acquisition added $4.3 million in operating expenses without a corresponding increase in sales activity. Without Premier, operating expenses would have been 40.1% of sales. In addition, staff increases in the areas of sales and technology support generated increased employee expenses for the nine months ended May 31, 1997 compared to the nine months ended May 31, 1996. Also, the operating expenses of Coaching are generally higher as a percentage of sales than operating expenses in the Company's core business.

        Depreciation and leasehold amortization charges were higher by $2.2 million compared to the same period a year ago because of new equipment purchased to augment management information systems, improve customer service, the addition of leasehold improvements in new stores and expansion of the facilities at the Franklin Quest Institute of Fitness. Amortization charges increased by $1.4 million primarily due to amortization of intangible assets acquired in connection with the Premier and Coaching acquisitions.

        The consummation of the Covey Merger, effective June 2, 1997, will have a material impact on the financial position and results of operations of the Company. The Company intends to integrate product offerings, training services, distribution channels, administration, sales and marketing efforts. There can be no assurance that integration will result in substantial improvements in the results of operations and financial condition of the combined Company.


LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company's primary sources of capital have been net cash provided by operating activities, long-term borrowing, capital lease financing and the sale of Common Stock. Working capital requirements have also been financed through short-term borrowing. At May 31, 1997, the Company had $46.7 million in cash and cash equivalents, although $27.0 million was committed to fund the acquisition of license rights in connection the Covey Merger which was effective June 2, 1997.

        Net cash provided by operating activities during the nine months ended May 31, 1997 was $35.3 million. Net cash used in investing activities was $44.2 million. Of this total, $11.2 million was invested in property and equipment, and the balance was used primarily in the acquisitions of Premier and Coaching. During the first nine months of fiscal 1997, the Company used $18.4 million to repurchase 970,000 shares of its Common Stock on the open market. Management also has Board authorization to purchase up to an additional 1,545,000 shares of Common Stock. Should such authority be exercised at current prices, the Company would utilize approximately $40.7 million in cash.

        Working capital during the period increased by $18.4 million. Management believes that cash flows and available credit facilities are sufficient to meet working capital requirements, including anticipated increases in accounts receivable and inventories associated with sales increases.

        At May 31, 1997 the Company had utilized $48.0 million of its long-term line of credit primarily to complete payment on the acquisition of Premier, make estimated income tax payments, to draw down $27.0 million to fund the purchase of license rights from Stephen R. Covey and for use in other general operating areas. The Company has remaining available lines of credit totaling $52.0 million at May 31, 1997.

PART II. OTHER INFORMATION


Item 1.      Legal Proceedings:

             Not applicable.


Item 2.      Changes in Securities:

             On June 2, 1997 the Company issued 5,030,894 shares of its Common Stock, $.05 par value, in connection with the Merger of Covey, a Utah corporation with and into the Company.

             The shares issued in connection with the Merger were not publicly offered and were issued to the former shareholders of Covey in exchange for all of the issued and outstanding capital stock of Covey.

             The shares of the Company were valued at $22.1625 per share for purposes of the Merger.

             The shares were issued in the Merger in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. Each of the 15 Covey shareholders was provided a Joint Proxy Statement of the Company and Covey prepared and filed in accordance with Section 14 of the Securities and Exchange Act of 1934 which constituted the Disclosure Statement of the Company in connection with the Merger. Each of the Covey shareholders acquired the shares for investment without a view to further distribution and each certificate issued bears a legend restricting further transfer in the absence of registration or an opinion that registration is not required.


Item 3.      Defaults upon Senior Securities:

             Not applicable.


Item 4.      Submission of Matters to a Vote of Security Holders:

             A special meeting of Stockholders was held on May 30, 1997 at the Company's headquarters in Salt Lake City, Utah to vote upon the Merger with Covey. A Joint Proxy Statement dated April 30, 1997 was delivered in accordance with Securities and Exchange Commission regulations to both the Company's and Covey's stockholders prior to the meeting.

             The number of Company shares voting in favor of the Merger was 12,573,402, the number of shares voting against the Merger was 111,457, the number of shares that abstained was 24,244 and there were no broker non-votes.

Item 5.      Other information:

             In September 1996, the Board of Directors approved the repurchase of up to 2,000,000 shares of the Company's Common Stock. As of June 30, 1997, the Company had acquired 455,000 shares at an average price of $18.95.

             On March 21, 1997, the Company signed a definitive merger agreement with Covey. See Note 6 to the financial statements included in this report.


Item 6.      Exhibits and Reports on Form 8-K:

             (A) Exhibits:

                 S-K No.                                                        Exhibit No.
                 -------                                                        -----------
                   10.1     Purchase agreement between the Company and               1
                            Premier Holding Company

                   10.2     Amendment to the long-term line of credit                2
                            agreement between the Company, Zions First
                            National Bank and The First National Bank of
                            Chicago


              (B) Reports on Form 8-K:

              The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on June 3, 1997 to report the completion of the Merger with Covey.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FRANKLIN COVEY CO.


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