Form 10-K
period 1997-08-31
FRANKLIN COVEY CO
filed 1997-12-01
CIK 886206

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______________ TO _______________


                               FRANKLIN COVEY CO.
                          (Formerly Franklin Quest Co.)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          UTAH                          1-11107                87-0401551
---------------------------   --------------------------- ----------------------
(State or other jurisdiction     (Commission File No.)        (IRS Employer
    of incorporation)                                      Identification No.)

                           2200 WEST PARKWAY BOULEVARD
                         SALT LAKE CITY, UTAH 84119-2331
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


[X]      Registrant's telephone number, including area code: (801) 975-1776

         Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange on Which
         Title of Each Class                            Registered
---------------------------------------    -------------------------------------
    Common Stock, $.05 Par Value                 New York Stock Exchange


[ ]      Securities registered pursuant to Section 12(g) of the Act:   None

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant on November 18, 1997, based upon the closing sale price of the Common Stock of $22.25 per share on that date, was approximately $457,945,139. Shares of the Common Stock held by each officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded.

         As of November 18, 1997, the Registrant had 24,780,928 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the following documents are incorporated by reference in Parts, II, III and IV of this Form 10-K: (1) Registrant's Annual Report to Shareholders for the fiscal year ended August 31, 1997 (Parts II and IV), and
(2) Proxy Statement for Registrant's Annual Meeting of Shareholders which is scheduled to be held on January 9, 1998 (Part III).
================================================================================

                               INDEX TO FORM 10-K

                                                                                                               PAGE
                                                                                                               ----

PART I     .....................................................................................................  1

Item 1.    Business.............................................................................................  1
           General..............................................................................................  1
           Franklin Covey's Products............................................................................  2
                  Planners and Organizers.......................................................................  2
                  Kits     .....................................................................................  3
                  Binders  .....................................................................................  3
                  Software .....................................................................................  3
                  Personal Development Products.................................................................  3
           Training, Facilitation and Consulting Services.......................................................  3
                  Workshops.....................................................................................  4
           Sales and Marketing..................................................................................  5
                  Product  .....................................................................................  5
                           Catalog  ............................................................................  5
                           Retail Stores........................................................................  6
                           Direct Product.......................................................................  6
                  Training Sales................................................................................  6
                  Printing Services.............................................................................  7
           Strategic Distribution Alliances.....................................................................  7
           International Operations.............................................................................  7
           Clients..............................................................................................  7
           Competition..........................................................................................  8
                  Training .....................................................................................  8
                  Consulting....................................................................................  8
                  Products .....................................................................................  8
           Manufacturing........................................................................................  8
           Trademarks, Copyrights and Intellectual Property.....................................................  9
           Employees............................................................................................  9

Item 2.    Properties........................................................................................... 10

Item 3.    Legal Proceedings.................................................................................... 10

Item 4.    Submission of Matters to a Vote of Security Holders.................................................. 10

PART II    ..................................................................................................... 11

Item 5.    Market for the Registrant's Common Stock and Related Shareholder Matters............................. 11

Item 6.    Selected Financial Data.............................................................................. 11

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations................ 11

Item 8.    Financial Statements and Supplementary Data.......................................................... 11

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................. 12

                                                                                                               PAGE
                                                                                                               ----

PART III   ..................................................................................................... 13

Item 10.   Directors and Executive Officers of the Registrant................................................... 13

Item 11.   Executive Compensation............................................................................... 13

Item 12.   Security Ownership of Certain Beneficial Owners and Management....................................... 13

Item 13.   Certain Relationships and Related Transactions....................................................... 13

PART IV    ..................................................................................................... 14

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................... 14
           (a)    Documents Filed............................................................................... 14
                  1.       Financial Statements................................................................. 14
                  2.       Financial Statement Schedule......................................................... 14
           (b)    Reports on Form 8-K........................................................................... 16
           (c)    Exhibits...................................................................................... 16
           (d)    Financial Statement Schedule.................................................................. 16

SIGNATURES ..................................................................................................... 21

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Franklin Covey Co. (the "Company" or "Franklin Covey") is an international professional services and leadership development firm dedicated to increasing the effectiveness of individuals and organizations. To achieve that goal, the Company provides consulting services, seminars and workshops, educational materials, publications and products designed to empower individuals and organizations to become more effective. The offerings include a comprehensive time and life management system which enables individuals to better manage their time by identifying goals and prioritizing the tasks necessary to achieve them. The Company also provides training, consulting services and products designed to improve written and oral business communication skills. Franklin Covey also offers fitness training services and book and commercial printing services. To facilitate implementation of the principles it teaches, the Company produces and markets its primary product, the Franklin Covey System.

         The basic Franklin Covey System consists of a paper-based, two-page per day Franklin Covey Planner or 7 Habits Organizer, combined with a seven-ring binder, and a variety of planning aids, weekly, monthly and annual calendars and personal management sections. (The planner/organizer can also be purchased in one-page per day or two-page per week versions.) The Company offers various forms and accessories that allow users to expand and customize their Franklin Covey System. Franklin Covey markets the Franklin Covey System and accessory products directly to organizations, and through its sales catalog and its retail stores. At August 31, 1997, Franklin Covey had 110 domestic retail stores located in 38 states and the District of Columbia. A significant percentage of the users of the Franklin Covey System continue to purchase a renewal planner each year, creating substantial recurring sales.

         The principles taught in the Company's curriculum have also been published, in many cases, in book and audio tape form. Books sold by the Company include The 7 Habits of Highly Effective People, Principle-Centered Leadership, First Things First, and The 7 Habits of Highly Effective Families, all by Stephen R. Covey, The 10 Natural Laws of Time and Life Management by Hyrum W. Smith and The Power Principle by Blaine Lee. These books, as well as audio tape versions of many of these products, are sold through general retail channels, as well as through the Company's own catalog and retail stores.

         Product sales, consisting primarily of the Franklin Covey System and related products, accounted for approximately 70% of the Company's sales during the fiscal year ended August 31, 1997.

         Franklin Covey provides its effectiveness training materials to business, industry and individuals. The Company sells its services to the organization market through its own direct sales force. It delivers its training services to organizations in one of three ways. Franklin Covey consultants provide on-site consulting or training classes for organizations. In these situations, the Franklin Covey consultant can tailor the curriculum to the client's specific business and objectives. The Company also conducts public seminars in over 200 cities throughout the United States, where organizations can send their employees in smaller numbers. These public seminars are also marketed directly to the public through the Company's catalog, retail stores, and by direct mail. The Company's programs are also designed to be facilitated by licensed professional trainers and managers in client organizations, reducing dependence on the Company's professional presenters, and creating continuing revenue as participant materials are purchased for trainees by these facilitators.

         In 1997, the Company provided products and services to 82 of the Fortune 100 and over 60% of the Fortune 500. The Company also provides its products and services to a number of U.S. and foreign governmental agencies, including the U.S. Department of Defense, and to educational institutions. The Company also markets its services and products internationally outside the United States and Canada (in 38 countries) through Company owned and/or licensed operations.

         Professional services, including training presented by client facilitators, accounted for approximately 25% of the Company's sales, representing over 450,000 individuals trained, during the year ended August 31, 1997.

         In April 1995, the Company acquired the assets of Time Systems, Inc. ("Time Systems"), a time management training and product company headquartered in Phoenix, Arizona. In June 1995, the Company acquired the assets of LTS, Inc., a distributor of Time Systems products and training services located in Atlanta, Georgia.

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

         Effective March 4, 1997, the Company acquired the assets of Premier Agendas, Inc., and Premier School Agendas, Ltd. ("Premier"), the leading provider of academic and personal planners for students from kindergarten to college age throughout the United States and Canada. Premier has a user base of approximately ten million students. The combined guaranteed purchase price was approximately $23 million and additional payments may be made based on Premier's operating results over the three years following its acquisition.

         Effective May 30, 1997, Covey Leadership Center, Inc. ("Covey") was merged with and into the Company (the "Merger") and the name of the Company was changed to Franklin Covey Co. In connection with the Merger, 5,030,894 shares of the Company's Common Stock were issued to shareholders of Covey and $27 million in cash was paid to Stephen R. Covey for certain license rights (the "License Rights"). Management believes that the Merger positions the Company as a leading provider of products and training services designed to increase the effectiveness of individuals and organizations. The Merger broadened the range of products and services offered to include Covey's top-rated leadership programs, "The 7 Habits of Highly Effective People" and "Principal Centered Leadership," increased the Company's capacity to develop and market new programs and products and created the potential for significant efficiencies and synergies as distribution and production facilities were combined.

         Unless the context requires otherwise, all references to the "Company" or to "Franklin Covey" herein refer to the Company and each of its operating divisions and subsidiaries. The Company's principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119 and its telephone number is (801) 975-1776.

FRANKLIN COVEY'S PRODUCTS

         Based upon its belief that organizational and individual productivity require effective time management, the Franklin Covey System has been developed as the basic tool for implementing the principles of Franklin Covey's time management system. The Franklin Covey System consists of a paper-based Franklin Covey Planner or 7 Habits Organizer, a binder in which to carry it, and various planning aids, weekly, monthly and annual calendars and personal management sections. Franklin Covey offers a broad line of planners, organizers and binders for the Franklin Covey System, which are available in various sizes and styles. During the fiscal year ended August 31, 1997, product sales, consisting primarily of the Franklin Covey System and related products, amounted to approximately $301 million and accounted for approximately 70% of Franklin Covey's sales during the period.

         PLANNERS AND ORGANIZERS. Renewal planners for the Franklin Covey System are provided in five sizes and various styles. They consist of monthly calendars, task lists and indexes, calendar pages for an entire year, prioritized daily task lists, appointment schedules, daily expense records, a daily record of events, and, in the 7 Habits Organizer, 52 weekly compass cards for recording weekly roles and goals. The master planner pack adds address and telephone directories, personal management sections, ready references, sections for identifying values and goals, financial and key information pages, future planning calendars for five years, colored tabs and dividers, and a pagefinder/ruler in a separate pack. The renewal planner ranges in price from $19.00 to $37.00. The master planner pack is $6.00.

         KITS. In connection with its training, facilitation and consulting services, Franklin Covey sells content-based training products for use by time management workshop facilitators and participants. Seminar kits include a vinyl binder, master planner pack, renewal planner, storage binder and limited training materials, personal assessment products called "profiles," and personal application software. In addition, the Company sells a Standard Edition kit and a Deluxe Edition kit which contain all of the materials in the seminar kit plus a satellite notebook and additional training materials. Retail prices for the Standard Edition kit and the Deluxe Edition kit range from $49.00 to $104.00. Facilitator products include training videos, resource guides and presentation aids. Participant products include course manuals, workbooks and organizers.

         BINDERS. Franklin Covey offers ring binders in a variety of materials and styles in each of the Franklin Covey System sizes. Binders are available in heat-sealed or sewn vinyl, as well as in simulated leather, deluxe leather, premium leather or tapestry covers. Binders are offered with or without a zipper or snap closure and with a variety of pocketholders and inserts for calculators, checkbooks, credit cards and writing instruments. The assortment of innovative binder styles, colors and finishes offered by the Company has been designed by a group of skilled in-house craftsmen to encourage existing clients to upgrade their binders. Binders range in price from $11.95 to $225.00. A substantial number of the Company's clients upgrade their binders from the original vinyl binder generally received in a kit.

         SOFTWARE. In 1991 the Company introduced its ASCEND(R) program, a complete Personal Information Management ("PIM") system which can be used in conjunction with the paper-based Franklin Covey Planner or used as a stand-alone PIM system. ASCEND(R) permits users to generate and print data on Franklin Covey paper which can be inserted directly into the Franklin Covey System. The ASCEND(R) program operates in both the Windows(R) and Macintosh(R) environments. Franklin Covey offers ASCEND(R) at a retail price of $99.95 which includes all necessary software, related tutorials and reference manuals. Franklin Covey offers ASCEND(R) through nationwide retail software stores, in its own retail stores and catalog, and in a specially-designed "home user" version through Sam's Club and Price Costco. Franklin Covey, through an alliance with Microsoft, has developed and commenced distribution of the 7 Habits Organizer in an electronic format known as 7 Habits Tools(TM). Microsoft has incorporated 7 Habits Tools into its popular scheduling software, Microsoft Schedule+. Franklin Covey also provides 7 Habits Tools Add On(TM), a software product that features advanced printing capabilities and other materials developed from The 7 Habits of Highly Effective People. The Company has also coordinated its content with the handheld PIM called The PalmPilot(TM), which is able to communicate with ASCEND(R), Microsoft Schedule+ and 7 Habits Tools.

         PERSONAL DEVELOPMENT PRODUCTS. To supplement its principal products, Franklin Covey offers a number of accessories and related products, including books, video tapes and audio cassettes focused on time management and other topics. The Company also markets a variety of content-based personal development products. These products include books, Priorities(TM) magazine, audio learning systems such as multi-tape and workbook sets, CD-ROM software products, calendars, posters and other specialty name brand items. The Company has also identified the home and family market for development of principle-centered personal development products. Franklin Covey published and launched Dr. Covey's latest book addressing the habits of highly effective families in October 1997. The Company offers numerous accessory forms, including check registers, spread sheets, stationery, mileage logs, maps, menu planners, shopping lists and other information management and project planning forms. The Company's accessory products and forms are generally available in the Franklin Covey System sizes.

TRAINING, FACILITATION AND CONSULTING SERVICES

         Franklin Covey's training, facilitation and consulting services are delivered in the United States by the Company's Professional Services Group, which consists of talented consultants selected through a competitive and demanding process and highly qualified sales professionals.

         Franklin Covey currently employs 146 training consultants in major metropolitan areas of the United States and 23 training consultants outside of the United States. Training consultants are selected and trained from a large number of experienced applicants. These consultants generally have several years of training and/or consulting experience and excellent presentation skills. Once selected, the training consultant goes through a rigorous training program including multiple live presentations. The training program ultimately results in the Company's certification of the consultant. Franklin Covey believes that the caliber of its training consultants has helped build its reputation of providing high quality seminars. The Company's Professional Services Group help organizational clients diagnose inefficiencies in their organization and design the core components of a client's organizational solutions. The efforts of the consultants are enhanced by several proprietary consulting tools the Company has designed for their use: Stakeholder Information Systems(TM) ("SIS"), used to assess client needs; the Performance Cycle(R) ("P-Cycle"), utilized for organizational diagnosis and re-design; and the Principle-Centered Change Process(TM) ("PCCP"), a rigorous methodology for organizational change management. These consultants represent a significant resource and are an integral part of the Company's approach to new product development and curriculum design; many of these individuals have been contributors to, or co-authors of books.

         Franklin Covey's Professional Services Group is organized in sales teams in order to assure that both the consultant and the client sales professional participate in the development of new business and the assessment of client needs. Consultants are then entrusted with the actual delivery of the content, seminars, processes and other solutions. Consultants follow up continuously with client service teams, working with them to develop lasting client impact and ongoing business opportunities.

         WORKSHOPS. Franklin Covey offers a range of workshops designed to empower organizations and individuals to effect principle-centered leadership and change. The Company's workshops are oriented to address each of four levels of leadership needs: personal, interpersonal, managerial and organizational. In addition, the Company believes each of its workshops must provide an impactful experience, must generate additional business and must be profitable. During 1997, the Company trained more than 450,000 individuals in its single and multiple-day workshops and seminars.

         Franklin Covey's workshops include its three-day 7 Habits workshop based upon the material presented in The 7 Habits of Highly Effective People. The 7 Habits workshop provides the foundation for continued client relationships and generates more business as the Company's content and application tools are delivered deeper and deeper into the organization. Additionally, a three-day Principle-Centered Leadership course, which focuses on managerial and organization aspects of client needs is offered.

         Franklin Covey Leadership Week, which management believes is one of the premier leadership programs in the United States, consists of a five-day session focused on materials from Franklin Covey's 7 Habits of Highly Effective People and Principle-Centered Leadership courses. Franklin Covey Leadership Week is reserved for executive level management. As a part of the week's agenda, executive participants design strategies for long-term implementation of the Company's principles and content within their organizations.

         Franklin Covey's single-day TimeQuest seminar and First Things First workshop are designed to complement other Company curricula and compete in the time management industry. These time management seminars are conducted by the Company's training consultants for employees of clients an din public seminars throughout the United States and in many foreign countries. Public seminars and workshops utilizing the First Things First curriculum are also conducted in the United States by SkillPath, Inc. ("SkillPath"), a national provider of training seminars and workshops, under a license arrangement between Franklin Covey and SkillPath. These courses are conducted using the materials presented in the books entitled The 10 Natural Laws of Time and Life Management and First Things First. Other single-day seminars and workshops include Presentation Advantage, a seminar helping individuals and organizations make more effective business presentations, Writing Advantage, a seminar that teaches better business writing and communication skills, Planning for Results and Stress Management. The Company's training consultants conduct these seminars and workshops for employees of institutional clients and public seminar participants.

         In addition to providing consultants and presenters, Franklin Covey also trains and certifies client facilitators to teach selected Company workshops within the client organization. Franklin Covey believes client-facilitated training is important to its fundamental strategy to create recurring client revenue streams. After having been certified, clients purchase manuals, profiles, planners, organizers and other products to conduct training workshops within their organization, generally without the Company repeating the sales process. This creates an annuity-type business, providing recurring revenue, especially when combined with the fact that curriculum content in one course leads the client to additional participation in other Company courses. Since 1988, Franklin Covey has trained more than 14,000 client facilitators. Client facilitators are certified only after graduating from one of Franklin Covey's certification workshops and completing post-course certification requirements.

         Franklin Covey regularly sponsors public seminars in cities throughout the United States and in several foreign countries. Frequency of the seminars in each city or country depends on the concentration of Franklin Covey System clients, the level of promotion and resulting demand, and generally ranges from semi-monthly to quarterly. Smaller institutional clients often utilize the public seminars to train their employees.

         In 1996, Franklin Covey introduced the Franklin Covey Leadership Library series of video workshops. The Franklin Covey Leadership Library is a series of stand-alone video workshops that can be used in informal settings as discussion starters, in staff meetings or as part of an in-house leadership development program.

         The Franklin Covey Institute of Fitness (formerly the National Institute of Fitness) provides on-site training to individuals in fitness, exercise, nutrition and diet and has been recognized for its quality, economy and service. The Franklin Covey Institute of Fitness offers single week or multi-week training programs on-site at its fitness training complex located near St. George, Utah. The Company has developed a special health and fitness module to be a part of the Franklin Covey System, and clients at the Franklin Covey Institute of Fitness are trained in the Franklin Covey System.

         Sales of Training Services for the fiscal year ended August 31, 1997 were approximately $107 million and accounted for 25% of Franklin Covey's total sales during the period.

SALES AND MARKETING

         Franklin Covey believes that its control over the channels through which its seminars and products are distributed has allowed it to maintain prices consistent with their quality and value and to provide high levels of client service. The following table sets forth, for the periods indicated, the Company's sales and percentage of total sales for each of its principal distribution channels:


                                                                        AUGUST 31,
                                        ---------------------------------------------------------------------------
                                                  1995                      1996                      1997
                                        ------------------------   -----------------------   ----------------------

Product Sales...........................  $192,356        69.4%      $236,039       71.1%      $301,687      69.6%

Training Services.......................    68,168        24.6         70,812       21.3        107,417      24.8

Printing Services.......................    16,598         6.0         25,155        7.6         24,168       5.6

     Total Sales........................  $277,122       100.0%      $332,006      100.0%      $433,272     100.0%


         PRODUCT. Franklin Covey uses catalogs, retail stores and a direct product sales force to market its products to organizations and individuals.

                  CATALOG. Franklin Covey periodically mails catalogs to its clients including a reference catalog, holiday catalog, catalogs timed to coincide with planner renewals and catalogs related to special events, such as store openings or new product offerings. Catalogs may be targeted to specific geographic areas or user groups as appropriate. Catalogs are typically printed in full color with an attractive selling presentation highlighting product benefits and features.

                  Franklin Covey maintains a client service department which clients may call toll-free, 24 hours a day, Monday through Saturday, to inquire about a product or place an order. Through Franklin Covey's computerized order entry system, client representatives have access to client preferences, prior orders, billings, shipments and other information on a real-time basis. Each of the Company's more than 650 client representatives has the authority to immediately solve any client service problem.

                  Franklin Covey utilizes a zone picking system for processing orders. This system enables the Company to respond rapidly to client orders. Client information stored within the order entry system is also used for additional purposes, including target marketing of specific products to existing clients and site selection for Company retail stores. Franklin Covey believes that its order entry system helps assure client satisfaction through both rapid delivery and accurate order shipment.

                  RETAIL STORES. Beginning in late 1985, Franklin Covey began opening retail stores in areas of high client density. The initial stores were generally located in lower traffic destination locations. The Company has adopted a strategy of locating retail stores in high-traffic retail centers, primarily large shopping malls, to serve existing clients and to attract increased numbers of walk-in clients. Franklin Covey believes that higher costs associated with locating retail stores in these centers have been offset by increased sales in these locations. Franklin Covey's retail stores, which average approximately 2,000 square feet, are stocked almost entirely with Franklin Covey products. The Company's retail stores strategy focuses on providing exceptional client service at the point of sale which Franklin Covey believes increases client satisfaction and frequency and volume of purchases. At August 31, 1997, Franklin Covey had 110 domestic retail stores located in 38 states and the District of Columbia.

                  Franklin Covey attracts existing clients to its retail stores by informing them of store openings through direct mail. The Company believes that its retail stores encourage walk-through traffic and impulse-buying and that store clients are a source of participants for Franklin Covey's public seminars. The stores have also provided the Company with an opportunity to assess client reaction to new product offerings.

                  Franklin Covey believes that its retail stores have a high-end image consistent with its marketing strategy. Franklin Covey's products are generally grouped in sections supporting the different sizes of the Franklin Covey System. Products are attractively presented and displayed with an emphasis on integration of related products and accessories. Stores are staffed with a manager, an assistant manager and additional sales personnel as needed. Franklin Covey employees have been trained in the Franklin Covey System, enabling them to assist and advise clients in selection and use of the Company's products. During peak periods, additional personnel are added to promote prompt and courteous client service.

                  DIRECT PRODUCT. As part of its strategy to adapt Franklin Covey's services and products to additional market segments, the Company develops and markets customized forms, pagefinders, tabs, binders and sales and training materials for specific applications such as for use by salespersons, real estate professionals and government employees. Franklin Covey believes that the Franklin Covey System is effective in communicating uniform marketing plans, product information and procedures to large numbers of employees, sales representatives and distributors.

                  Productivity Plus markets The Ultimate Organizer, a paper-based refillable planner organizer, together with annual renewal calendars and accessories. Approximately 85% of Ultimate Organizer sales are to customers within branches of the U.S. military.

         TRAINING SALES. Franklin Covey's sales professionals market the Company's training and consulting services to institutional clients and public seminar clients. The Company's training sales are largely made through its staff of in-house sales professionals and marketing personnel.

         Franklin Covey employs 214 sales professionals who service major metropolitan areas throughout the United States and sell training services to institutional clients. Franklin Covey employs an additional 50 sales professionals outside of the United States. Sales professionals must have significant selling experience prior to employment by the Company and are trained and evaluated at Franklin Covey and in their respective sales territories during the first six months of employment. Sales professionals typically call upon persons responsible for corporate employee training, such as corporate training directors or human resource officers. Sales professionals work closely with training consultants in their territories to schedule and tailor seminars and workshops to meet specific objectives of institutional clients.

         Franklin Covey also employs 146 training consultants throughout the United States who present institutional and public seminars in their respective territories and 27 training consultants outside of the United States. Training consultants work with sales professionals and institutional clients to incorporate a client's policies and objectives in seminars and present ways that employee goals may be aligned with those of the institution.

         Public seminars are planned, implemented and coordinated with training consultants by a staff of marketing and administrative personnel at the Company's corporate offices. These seminars provide training for the general public and are also used as a marketing tool for attracting corporate and other institutional clients. Corporate training directors are often invited to attend public seminars to preview the seminar curricula prior to engaging Franklin Covey to train in-house employees. Smaller institutional clients often enroll their employees in public seminars when a private seminar is not cost effective. In the public seminars, attendees are also invited to provide names of potential persons and companies who may be interested in Franklin Covey's seminars and products. These referrals are generally used as prospects for Franklin Covey's sales professionals.

         PRINTING SERVICES. Through the acquisition of Publishers Press in December 1994 Franklin Covey acquired greater control over printing of the materials for the Franklin Covey System and of other related products. Publishers Press also provides book and commercial printing services to clients in the western United States.

STRATEGIC DISTRIBUTION ALLIANCES

         Franklin Covey has pursued an aggressive strategy to create strategic alliances with innovative and respected organizations in an effort to develop effective distribution of its products and services. The principal distribution alliances currently maintained by Franklin Covey are: Simon & Schuster and Golden Family Entertainment in publishing books for the Company; Microsoft to market the 7 Habits name in software; Wyncom to promote and facilitate Dr. Covey's personal appearances; Nightingale-Conant to market and distribute audio and video tapes of the Company's book titles; and Skillpath to market and present the Company's time management seminars.

INTERNATIONAL OPERATIONS

         Franklin Covey provides its products and services internationally through Company-owned operations and through non-exclusive license arrangements with 18 foreign licensees operating 31 foreign offices. Franklin Covey has direct operations in Great Britain, Canada, Hong Kong, Japan, Australia, Taiwan, New Zealand, Mexico and Switzerland. Franklin Covey also operates retail stores in Canada, Hong Kong and Mexico. Franklin Covey's four most popular books, The 7 Habits of Highly Effective People, Principle-Centered Leadership, The 10 Natural Laws of Time and Life Management and First Things First are currently published in multiple languages.

CLIENTS

         Franklin Covey has developed a broad base of institutional and individual clients. The Company has more than 8,000 institutional clients consisting of corporations, governmental agencies and other organizations. The Company believes its products, workshops and seminars encourage strong client loyalty. Employees in each of Franklin Covey's distribution channels focus on providing timely and courteous responses to client requests and inquiries. Institutional clients frequently receive assistance in designing and developing customized forms, tabs, pagefinders and binders necessary to satisfy specific needs.

COMPETITION

         TRAINING. Competition in the organizational training industry is highly fragmented with few large competitors. Franklin Covey estimates that the industry represents more than $6 billion in annual revenues and that the largest traditional organizational training firms have sales in the $100 million range. Based upon Franklin Covey's fiscal 1997 sales of approximately $107 million, the Company believes it is a leading competitor in the organizational training market. Other significant competitors in the leadership training market are Development Dimensions International, Zenger Miller, Organizational Dynamics Inc. and the Center for Creative Leadership.

         CONSULTING. Franklin Covey's PCCP change management methodology, which it initiated in 1996, is directly linked to culture change. Effective culture change is achieved through creating a principle-centered foundation within an organization and by aligning systems and structures with that foundation. Franklin Covey believes its approach to culture change is distinguishable from the approach taken by more traditional change management and re-engineering firms, as Franklin Covey's approach complements rather than competes with the offerings of such firms.

         PRODUCTS. The paper-based time management and personal organization products market is intensely competitive and subject to rapid change. Franklin Covey competes directly with other companies that manufacture and market calendars, planners, personal organizers, appointment books, diaries and related products through retail, mail order and other direct sales channels. In this market, several competitors have widespread name recognition. The Company believes its principal competitors include Day-Timer, At-A-Glance and Day Runner. Franklin Covey also competes, to a lesser extent, with companies that market substitutes for paper-based products, such as electronic organizers, software PIMs and hand-held computers. Franklin Covey's ASCEND(R) software competes directly with numerous other PIMs. Many of Franklin Covey's competitors have significant marketing, product development, financial and other resources.

         Given the relative ease of entry in Franklin Covey's product markets, the number of competitors could increase, many of whom may imitate the Company's methods of distribution, products and seminars, or offer similar products and seminars at lower prices. Some of these companies may have greater financial and other resources than the Company. Franklin Covey believes that the Franklin Covey System and related products compete primarily on the basis of user appeal, client loyalty, design, product breadth, quality, price, functionality and client service. Franklin Covey also believes that the Franklin Covey System has obtained market acceptance primarily as a result of the high quality of materials, innovative design, the Company's attention to client service, and the strong loyalty and referrals of its existing clients. Franklin Covey believes that its integration of training services with products has become a competitive advantage. Moreover, management believes that the Company is a market leader in the United States among a small number of integrated providers of time management products and services. Increased competition from existing and future competitors could, however, have a material adverse effect on the Company's sales and profitability.

MANUFACTURING

         The manufacturing operations of Franklin Covey consist primarily of printing, assembling, packaging and shipping components used in connection with the Franklin Covey product line.

         Franklin Covey currently prints the various Franklin Covey Planners and other related forms and tabs. The Company believes the acquisition of its own internal printing capacity has enabled it to control production costs of printed materials, exercise greater control over production schedules and timing of inventories, increase quality control and reduce risks associated with dependence on outside suppliers.

         Franklin Covey obtains its high quality paper from a supplier in Wisconsin that is a subsidiary of a Fortune 500 company. The paper is manufactured in two separate facilities to reduce the risk of a supply disruption. The Company believes there are several alternative suppliers available to meet Franklin Covey's paper needs. If Franklin Covey were required to obtain paper from another source, any resulting delay or disruption is not expected to have an adverse effect on its long-term business or financial condition.

         The planners, organizers and other forms printed internally are cut, collated and finished in the Company's facilities. The products are then assembled and packaged for placement into inventory. Franklin Covey generally maintains three to four months of inventory. Franklin Covey primarily uses UPS, along with Federal Express and common carriers to ship its products to clients and to the Franklin Covey retail stores. Automated production, assembly and material handling equipment is used in the manufacturing process to insure consistent quality of production materials and to control costs and maintain efficiencies.

         Binders used for Franklin Covey's products are produced from either leather, simulated leather, tapestry or vinyl materials. All of the vinyl binders are produced by multiple and alternative product suppliers. The tapestry, leather and simulated leather binders are manufactured by both third party and by Franklin Covey. The Company believes that its knowledge and experience in the manufacturing of binders allows it to better control the quality and cost of binders manufactured by outside suppliers. Franklin Covey believes it enjoys good relations with its suppliers and vendors and does not anticipate any difficulty in obtaining the required binders and materials needed in its business.

         The Company has implemented special procedures to insure a high standard of quality for its leather binders, most of which are manufactured by suppliers in the United States, Canada, Korea and China. Representatives of the Company attend leather shows and supervise the buying process by leather suppliers who purchase and inventory leather before producing and selling the finished binders to Franklin Covey.

         Franklin Covey also purchases numerous accessories, including pens, books, video tapes, calculators and other products, from various suppliers for resale to its clients. These items are manufactured by a variety of outside contractors located in the United States and abroad. The Company does not believe that it is dependent on any one or more of such contractors and considers its relationships with such suppliers to be good.

TRADEMARKS, COPYRIGHTS AND INTELLECTUAL PROPERTY

         Franklin Covey seeks to protect its intellectual property through a combination of trademarks, copyrights and confidentiality agreements. The Company claims rights for over 100 trademarks in the United States and has obtained registration in the United States and many foreign countries for many of its trademarks, including TimeQuest, The 7 Habits of Highly Effective People, First Things First, Principle-Centered Leadership, "What Matters Most?", Franklin Covey Planner, Franklin Day Planner, Ascend, Values Quest, Writing Advantage, and The Seven Habits. Franklin Covey considers its trademarks and other proprietary rights to be important and material to its business. Each of the marks set forth in italics above is a registered mark or a mark for which protection is claimed.

         Franklin Covey owns all copyrights on its planners, organizers and the text and other printed information provided in its training seminars, the programs contained within ASCEND(R) and its instructional materials including the Professional Consulting Group training materials. Franklin Covey has been issued copyright registrations in the United States covering the Franklin Covey System and its time management seminar. Franklin Covey believes it owns all copyrights or is in the process of obtaining copyright registration of all seminar and training materials comprising material components of its programs and books. Franklin Covey places copyright notices on its instructional, marketing and advertising materials. In order to maintain the proprietary nature of its product information, Franklin Covey enters into written confidentiality agreements with certain executives, product developers, sales professionals, training consultants, other employees and licensees. Although Franklin Covey believes its protective measures with respect to its proprietary rights are important, there can be no assurance that such measures will provide significant protection from competitors.

EMPLOYEES

         As of August 31, 1997, Franklin Covey had 4,741 full and part-time employees, including 2,274 in sales, marketing and training; 732 in client service and product development; 948 in production operations and distribution; and 783 in administration and support staff. None of Franklin Covey's associates are represented by a union or other collective bargaining group. Management believes that its relations with its associates are good.

Franklin Covey does not currently foresee a shortage in qualified personnel needed to operate the Company's business.


ITEM 2.  PROPERTIES

         Franklin Covey's principal business operations and executive offices are located primarily in Salt Lake City, Utah and Provo, Utah. The Company's Salt Lake City facilities currently consist of approximately 800,000 square feet, including approximately 491,000 square feet for manufacturing, distribution and warehousing, and approximately 309,000 square feet for administration. All of Franklin Covey's Salt Lake City facilities are owned by the Company, subject to mortgages of approximately $4.0 million as of August 31, 1997. The four buildings in Provo are located in a fifteen mile area. Franklin Covey occupies all or a portion of each of these buildings, with total leased space of approximately 173,000 square feet as of August 31, 1997, with leases that terminate intermittently through the year 2009. Franklin Covey's 110 retail stores are operated under leases with remaining terms of up to seven years; some of these leases include rentals based on a percentage of sales. The Company also maintains sales, administrative and/or warehouse facilities in or near Salt Lake City; Phoenix; Atlanta; Dallas; Washington, D.C.; Bellingham, Washington; Tokyo; London; Hong Kong; Toronto; Vancouver; Montreal; Burlington; Brisbane, Australia; Taipei, Taiwan; Monterrey, Mexico; Mexico City, Mexico; and Auckland, New Zealand under leases which expire intermittently through the year 2004. In connection with operation of the Franklin Covey Institute of Fitness, Franklin Covey utilizes approximately 115,000 square feet of fitness and training facilities located on 61 acres near St. George, Utah. In connection with the acquisition of Time Systems, Franklin Covey assumed leases totaling approximately 50,000 square feet in Phoenix, Arizona, which expire through August 1998. All of Franklin's facilities are used exclusively by Franklin and its divisions and are believed to be adequate and suitable for its current needs.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to, nor is any of its property subject to, any material pending legal proceedings, nor are any such proceedings known to the Company to be contemplated.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 1997.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "FC." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock, as reported on the NYSE Composite Tape, for the fiscal years ended August 31, 1997 and 1996, respectively.

                                                                   HIGH            LOW
                                                                  -------        -------
FISCAL YEAR ENDED AUGUST 31, 1997:
         First Quarter..................................          $21 3/8        $17 3/8
         Second Quarter.................................           22 7/8         20 1/4
         Third Quarter..................................           24             20 5/8
         Fourth Quarter.................................           28 1/4         24 1/8

FISCAL YEAR ENDED AUGUST 31, 1996:
         First Quarter..................................          $25 5/8         $18 1/4
         Second Quarter.................................           24 1/2          17 7/8
         Third Quarter..................................           29 1/8          19 3/4
         Fourth Quarter.................................           20              18 1/4


         The Company did not pay or declare dividends on its Common Stock during the fiscal years ended August 31, 1996 and 1997. The Company currently anticipates that it will retain all available funds to finance its future growth and business expansion. The Company does not presently intend to pay cash dividends in the foreseeable future.

         As of November 18, 1997, the Company had 24,780,928 shares of its Common Stock outstanding, held by approximately 400 shareholders of record.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated by reference to page 1 of the Company's 1997 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated by reference to pages 25 through 29 of the Company's 1997 Annual Report to Shareholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated by reference to pages 30 through 43 of the Company's 1997 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to the sections entitled "Election of Directors," "Executive Officers" and "Executive Compensation" in the Company's definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 9, 1998. The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the sections entitled "Election of Directors--Director Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 9, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the section entitled "Principal Holders of Voting Securities" in the Company's definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 9, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 9, 1998.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents Filed

         1. Financial Statements. The following Consolidated Financial Statements of the Company and Report of Independent Public Accountants included in the Annual Report to Shareholders for the year ended August 31, 1997 are incorporated by reference in Item 8 hereof:

                  - Report of Arthur Andersen LLP, Independent Public Accountants, for the year ended August 31, 1997 and 1996

                  -        Consolidated Balance Sheets at August 31, 1997 and
                           1996

                  - Consolidated Statements of Income for the years ended August 31, 1997, 1996 and 1995

                  - Consolidated Statements of Shareholders' Equity for the years ended August 31, 1997, 1996 and 1995

                  - Consolidated Statements of Cash Flows for the years ended August 31, 1997, 1996 and 1995

                  -        Notes to Consolidated Financial Statements

                           Report of Price Waterhouse LLP, Independent Public Accountants for the year ended August 31, 1995 (See page 17 herein).

         2. Financial Statement Schedule. The following Consolidated Financial Statement Schedule for the three years ended August 31, 1997 is filed as part of this Report and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto:

                  SCHEDULE                                                                            PAGE
                  --------                                                                            ----
                  Report of Arthur Andersen LLP, Independent Public Accountants, on
                  Consolidated Financial Statement Schedule for the years ended
                  August 31, 1997 and 1996                                                             18

                  Report of Price Waterhouse LLP, Independent Public Accountants, on
                  Consolidated Financial Statement Schedule for year ended August 31,
                  1995                                                                                 19

                  II --  Valuation and Qualifying Accounts and Reserves                                20

                  Financial statements and schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Financial Statements or Notes thereto, or contained in this Report.

         3.       Exhibit List.

EXHIBIT                                                                           INCORPORATED    FILED
  NO.                                EXHIBIT                                      BY REFERENCE   HEREWITH
-------   -------------------------------------------------------------           ------------   --------

   3.1    Revised Articles of Incorporation of the Registrant                         (1)

   3.2    Amended and Restated Bylaws of the Registrant                               (1)

    4     Specimen Certificate of the Registrant's Common Stock, par
          value $.05 per share                                                        (2)

  10.1    Amended and Restated 1992 Employee Stock Purchase Plan                      (3)

  10.2    First Amendment to Amended and Restated 1992 Stock
          Incentive Plan                                                              (4)

  10.3    Franklin 401(k) Profit Sharing Plan                                         (1)

  10.4    Forms of Nonstatutory Stock Options                                         (1)

  10.5    Shipley Acquisition Agreement                                               (4)

  10.6    Stock Exchange Agreement-- Publishers Press, Inc.                           (5)

  10.9    Merger Agreement-- Covey Leadership Center, Inc.                            (6)

  10.10   Lease Agreements, as amended and proposed to be amended, by and between Covey Corporate Campus One, L.L.C. and Covey Corporate Campus
          Two, LLC (Landlord) and Covey Leadership Center, Inc. (Tenant) which were assumed by Franklin Covey Co. in the Merger
          with Covey Leadership Center, Inc.                                                     (7)

   13     Annual Report to Shareholders for the year ended August 31, 1997.
          Certain portions of this exhibit are incorporated by reference into
          Items 6 through 8 of this Annual Report on Form 10-K and, except as so incorporated by reference, the Annual Report to Shareholders is not deemed to be filed as part of this
          Report.                                                                                (7)

   22     Subsidiaries of the Registrant                                                         (7)

  23.1 Consent of Arthur Andersen LLP, independent public
          accountants                                                                            (7)

  23.2    Consent of Price Waterhouse LLP, independent public
          accountants                                                                            (7)

   27     Financial Data Schedule                                                                (7)

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

(3) Incorporated by reference to Form 10-K filed November 27, 1992, for the fiscal year ended August 31, 1992.

(4) Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on January 3, 1994, Registration No. 33-73728.

(5) Incorporated by reference to Reports on Form 8-K and Form 8-K/A dated January 3, 1995 and February 28, 1995.

(6) Incorporated by reference to Report on Form 8-K dated June 3, 1997.

(7)  Filed herewith and attached to this Report following page 22 hereof.

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K on June 3, 1997 to report consummation of the Merger with Covey.

         (c)      Exhibits

                  Exhibits to this Report are attached following page 22 hereof.

         (d)      Financial Statement Schedule

                  See pages 18 through 20 herein.

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Franklin Covey Co.


Our audit of the consolidated financial statements referred to in our report dated September 20, 1995 appearing on page 17 of this Annual Report on Form 10-K of Franklin Covey Co. (which consolidated financial statements are incorporated by reference in this Annual Report on Form 10- K) also included an audit of the Financial Statement Schedule listed in Item 14 (a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP

Price Waterhouse LLP
Salt Lake City, Utah
September 20, 1995

SEC 3130.63

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To Franklin Covey Co.:

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements as of August 31, 1997 and 1996, and for the years then ended included in Franklin Covey Co.'s (formerly Franklin Quest Co., a Utah Corporation) annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 26, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule data for the years ended August 31, 1997 and 1996 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements as of August 31, 1997 and 1996 and for the years then ended taken as a whole.




/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
    September 26, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Franklin Covey Co.

In our opinion, the consolidated statements of income, of shareholders' equity and of cash flows as of and for the year ended August 31, 1995 (appearing on pages 31 through 43 of the Franklin Covey Co. 1997 Annual Report to shareholders which has been incorporated by reference in this Form 10-K Annual Report) present fairly, in all material respects, the results of operations and cash flows of Franklin Covey Co. and its subsidiaries for the year ended August 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examination, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Franklin Covey Co. for any period subsequent to August 31, 1995.




/s/ Price Waterhouse LLP

Price Waterhouse LLP
Salt Lake City, Utah
September 20, 1995

SEC 5010.53

                                                                     SCHEDULE II

                               FRANKLIN COVEY CO.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    FOR THE THREE YEARS ENDED AUGUST 31, 1997
                             (DOLLARS IN THOUSANDS)


 Column A                             Column B                     Column C                          Column D              Column E
-----------                     -------------------    ------------------------------               ----------          ------------
                                                                  ADDITIONS
                                                       ------------------------------
                                                       CHARGED TO            CHARGED
                                     BALANCE AT         COSTS AND            TO OTHER                                  BALANCE AT
DESCRIPTION                     BEGINNING OF PERIOD     EXPENSES             ACCOUNTS               DEDUCTIONS         END OF PERIOD
-----------                     -------------------     --------             --------               ----------         -------------
Year ended August 31, 1995:
 Allowance for doubtful
    accounts                           $  593            $  348               $   259(1)             $  (528)(3)            $  672
 Allowance for inventories                856                                     166(2)                                     1,022
                                       ------            ------               -------                -------                ------


                                       $1,449            $  348               $   425                $  (528)               $1,694
                                       ======            ======               =======                =======                ======


Year ended August 31, 1996:
 Allowance for doubtful
    accounts                           $  672            $  301               $    12(1)             $   (96)(3)            $  889
 Allowance for inventories              1,022             7,267                    62(2)              (2,973)(4)             5,378
                                       ------            ------               -------                -------                ------


                                       $1,694            $7,568               $    74                $(3,069)               $6,267
                                       ======            ======               =======                =======                ======


Year ended August 31, 1997:
 Allowance for doubtful
    accounts                           $  889            $1,038               $ 1,322(1)             $(1,318)(3)            $1,931
 Allowance for inventories              5,378             4,254                   400(2)              (5,557)(4)             4,475
                                       ------            ------               -------                -------                ------

                                       $6,267            $5,292               $ 1,722                $(6,875)               $6,406
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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 24 , 1997.

                                    FRANKLIN COVEY CO.



                                    By:     /s/ JON H. ROWBERRY
                                       -------------------------------
                                       Jon H. Rowberry, President,
                                       Chief Operating Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                    SIGNATURE                                         TITLE                                DATE
                    ---------                                         -----                                ----
/s/ HYRUM W. SMITH                                     Chairman of the Board and Chief           November  24, 1997
-------------------------------------------------      Executive Officer
Hyrum W. Smith



/s/ STEPHEN R. COVEY                                   Co-Chairman of the Board                  November  24, 1997
-------------------------------------------------
Stephen R. Covey



/s/ JON H. ROWBERRY                                    President, Chief Operating                November  24, 1997
-------------------------------------------------      Officer and Director
Jon H. Rowberry



/s/ STEPHEN M. R. COVEY                                Executive Vice President and              November  24, 1997
-------------------------------------------------      Director
Stephen M. R. Covey



/s/ JOHN L. THELER                                     Executive Vice President and              November  24, 1997
-------------------------------------------------      Chief Financial Officer and
John L. Theler                                         Director (Principal Financial and
                                                       Accounting Officer)

/s/ JAMES M. BEGGS                                     Director                                  November  24, 1997
-------------------------------------------------
James M. Beggs



-------------------------------------------------      Director                                  November ___, 1997
Robert F. Bennett

                    SIGNATURE                                         TITLE                                DATE
                    ---------                                         -----                                ----
/s/ BEVERLY B. CAMPBELL                                Director                                  November  22, 1997
-------------------------------------------------
Beverly B. Campbell



/s/ ROBERT H. DAINES                                   Director                                  November  24, 1997
-------------------------------------------------
Robert H. Daines



                                                       Director                                  November ____, 1997
-------------------------------------------------
E. J. "Jake" Garn



/s/ DENNIS G. HEINER                                   Director                                  November  21, 1997
-------------------------------------------------
Dennis G. Heiner



/s/ DANIEL P. HOWELLS                                  Director                                  November  24, 1997
-------------------------------------------------
Daniel P. Howells



/s/ THOMAS H. LENAGH                                   Director                                  November  24, 1997
-------------------------------------------------
Thomas H. Lenagh



/s/ JOEL C. PETERSON                                   Director                                  November  24, 1997
-------------------------------------------------
Joel C. Peterson



/s/ E. KAY STEPP                                       Director                                  November  24, 1997
-------------------------------------------------
E. Kay Stepp



                                                       Director                                  November ___, 1997
-------------------------------------------------
Robert A. Whitman