Form 10-Q
period 1997-11-30
FRANKLIN COVEY CO
filed 1998-01-14
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended November 30, 1997

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

              24,815,921 shares of Common Stock as of January 5, 1998

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           FRANKLIN COVEY CO.
                           ------------------
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  -------------------------------------
                  (in thousands, except share amounts)

                                                                               November 30,                August 31,
                                                                                   1997                       1997
                                                                              -------------              -------------
                                                                                            (unaudited)
ASSETS
------
Current assets:
      Cash and cash equivalents                                                 $   26,416                $   20,389
      Accounts receivable, less allowance for
           doubtful accounts of $2,494 and $1,931                                   67,780                    71,840
      Inventories                                                                   56,786                    55,748
      Income taxes receivable                                                                                  6,094
      Other current assets                                                          16,013                    15,672
                                                                                    ------                    ------
      Total current assets                                                         166,995                   169,743

Property and equipment, net                                                        122,749                   119,768
Goodwill and other intangible assets, net                                          267,448                   269,219
Other long-term assets                                                              14,124                    13,457
                                                                                    ------                    ------
                                                                                $  571,316                $  572,187
                                                                                ==========                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
      Accounts payable                                                          $   19,575                $   31,611
      Accrued acquisition earnouts                                                   8,500                     9,000
      Other current liabilities                                                     45,590                    46,292
                                                                                    ------                    ------
      Total current liabilities                                                     73,665                    86,903

Line of credit                                                                      86,000                    86,000
Deferred income taxes                                                               36,177                    35,735
Long-term debt, less current portion                                                 5,484                     5,870
Capital lease obligations, less current portion                                      2,058                     2,274
                                                                                     -----                     -----
Total liabilities                                                                  203,384                   216,782
                                                                                   -------                   -------

Shareholders' equity:
      Common stock, $0.05 par value, 40,000,000
           shares authorized, 27,055,894 shares issued                               1,353                     1,353
      Additional paid-in capital                                                   238,805                   239,699
      Retained earnings                                                            181,245                   169,714
      Deferred compensation                                                         (1,332)                   (1,495)
      Cumulative translation adjustments                                            (1,511)                     (934)
      Treasury stock at cost, 2,269,921 and 2,373,223 shares                       (50,628)                  (52,932)
                                                                                   -------                   -------

Total shareholders' equity                                                         367,932                   355,405
                                                                                   -------                   -------
                                                                                $  571,316                $  572,187
                                                                                ==========                ==========


             (See Notes to Consolidated Condensed Financial Statements)

                                FRANKLIN COVEY CO.
                                ------------------
                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      -------------------------------------------
                         (in thousands, except per share data)


                                                                        Three Months Ended
                                                            November 30,                  November 30,
                                                                1997                         1996
                                                                ----                         ----
                                                                           (unaudited)
Sales                                                      $    143,919                  $    102,377

Cost of sales                                                    56,650                        43,275
                                                                 ------                        ------

Gross margin                                                     87,269                        59,102

Operating expenses                                               62,634                        37,381
                                                                 ------                        ------
Income from operations                                           24,635                        21,721

Interest and other, net                                          (1,368)                           75
                                                                 ------                            --
Income before income taxes and cumulative
      effect of accounting change                                23,267                        21,796

Provision for income taxes                                        9,656                         8,772
                                                                  -----                         -----

Income before cumulative effect of accounting
      change                                                     13,611                        13,024

Cumulative effect of accounting change,
      net of tax (Note 5)                                        (2,080)
                                                                 ------


Net income                                                  $    11,531                  $     13,024
                                                            ============                  ============

Income per common share before cumulative
      effect of accounting change                           $      0.53                   $      0.62

Accounting change per common share                                (0.08)
                                                                  -----

Net income per common share                                 $      0.45                   $      0.62
                                                            ===========                   ===========

Weighted average number of common and common
equivalent shares                                                25,537                        20,909
                                                                 ======                        ======


 (See Notes to Consolidated Condensed Financial Statements)


                                FRANKLIN COVEY CO.
                                ------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  -----------------------------------------------
                                   (in thousands)

                                                                                             Three Months Ended
                                                                                                 November 30,
                                                                                             1997          1996
                                                                                             ----          ----
                                                                                                 (unaudited)
Cash flows from operating activities:
     Net income                                                                           $  11,531     $  13,024
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                         8,016         4,574
        Deferred taxes                                                                          442           354
        Other changes in assets and liabilities                                              (6,113)        1,656
                                                                                             ------         -----

     Net cash provided by operating activities                                               13,876        19,608
                                                                                             ------        ------

Cash flows from investing activities:
     Acquisition of businesses                                                                 (520)      (11,684)
     Purchases of property and equipment                                                     (7,204)       (3,237)
                                                                                             ------        ------

     Net cash used in investing activities                                                   (7,724)      (14,921)
                                                                                             ------       -------

Cash flows from financing activities:
     Payments on short-term borrowings                                                         (353)
     Proceeds from long-term debt                                                                             164
     Payments on long-term debt and capital leases                                             (603)         (181)
     Purchase of treasury shares                                                                          (16,016)
     Proceeds from treasury stock issuance                                                    1,409           194
                                                                                              -----           ---

     Net cash provided by (used in) financing activities                                        453       (15,839)
                                                                                                ---       -------

Effect of foreign exchange rates                                                               (578)          (76)
                                                                                               ----           ---

     Net increase (decrease) in cash and cash equivalents                                     6,027       (11,228)

Cash and cash equivalents at beginning of period                                             20,389        24,041
                                                                                             ------        ------

Cash and cash equivalents at end of period                                                $  26,416     $  12,813
                                                                                          =========     =========

Supplemental disclosure of cash flow information:
     Interest paid                                                                        $   1,709     $     143
                                                                                          ---------     ---------
     Income taxes paid                                                                          246           107
                                                                                                ---           ---

     Fair value of assets acquired                                                        $     520     $  12,155
     Cash paid for net assets                                                                  (520)      (11,684)
                                                                                              -----       -------
     Liabilities assumed from acquisition                                                         0           471
                                                                                              -----       -------

Supplemental schedule of non-cash investing and financing activities:
     Tax effect of exercise of affiliate stock options                                                         13


      (See Notes to Consolidated Condensed Financial Statements)


                              FRANKLIN COVEY CO.
                              ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (unaudited)



NOTE 1 - BASIS OF PRESENTATION

     Effective June 2, 1997 Franklin Quest Co. merged with the Covey Leadership Center ("Covey") to form Franklin Covey Co. (the "Company"). Accordingly, the results of operations and Statement of Cash Flows for the three months ended November 30, 1996 do not include the results of operations or the financial position of Covey Leadership Center for the period then ended. Pro forma information related to the Covey merger is presented in Note 4 to these financial statements.

     The attached unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The Company suggests the information included in this report on Form 10-Q be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1997. The Company also suggests reading this report in conjunction with the definitive Proxy Statement relating to the Covey merger which was filed with the Securities and Exchange Commission on April 30, 1997 which includes certain pro forma financial information giving effect to the merger.

     The results of operations for the three months ended November 30, 1997 are not necessarily indicative of results for the entire fiscal year ending August 31, 1998.

NOTE 2 - NET INCOME PER COMMON SHARE

     Net income per common share is computed based on the weighted average number of common and common equivalent (stock options) shares outstanding for the periods.


NOTE 3 - INVENTORIES

         Inventories are comprised of the following (in thousands):

                                                          November 30,                       August 31,
                                                              1997                             1997
                                                              ----                             ----
                                                          (unaudited)
          Finished Goods                                  $    39,187                     $    40,955
          Work in Process                                       6,078                           7,286
          Raw Materials                                        11,521                           7,507
                                                               ------                           -----

                                                          $    56,786                     $    55,748
                                                          ===========                     ===========

NOTE 4 - PRO FORMA RESULTS OF OPERATIONS

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the Covey merger and the acquisition of Premier School Agendas had occurred at the beginning of the fiscal year ended August 31, 1997. Pro forma adjustments have been made to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Covey merger and the acquisition of Premier School Agendas been in effect for the entire three months of the first quarter of the fiscal year ended August 31, 1997.

                                                                                       For the Three Months Ended
                                                                                       --------------------------
          (Unaudited and in thousands except for per share amounts)                            November 30,
                                                                                               ------------
                                                                                        1997                 1996
                                                                                        ----                 ----
                                                                                      (actual)            (pro forma)
                                                                                      --------            -----------
          Sales                                                                  $     143,919        $     132,768
          Income from Operations                                                        24,635               23,048
          Income Before Cumulative Effect of Accounting Change                          13,611               13,354
          Net Income                                                                    11,531               13,354

          Earnings per Share Before Cumulative Effect of
             Accounting Change                                                   $        0.53        $        0.52
          Earnings per Share                                                              0.45                 0.52


NOTE 5 - CHANGE IN ACCOUNTING PRINCIPLE

     On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued consensus ruling 97-13 which requires certain business reengineering and information technology implementation costs that have previously been capitalized to now be expensed as incurred. In addition, any previously capitalized costs which are addressed by EITF 97-13 must also be written off as a cumulative adjustment in the quarter containing November 20, 1997.

     The Company is currently involved in a business reengineering and information system implementation project and has capitalized costs in accordance with previously accepted accounting standards. Certain capitalized costs of the project have been written off in accordance with EITF 97-13 during the Company's first fiscal quarter. The Company expects that the majority of the remaining costs associated with the business reengineering project will qualify for capitalization in accordance with EITF 97-13.

                              FRANKLIN COVEY CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management's Discussion and Analysis included in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1997.

RESULTS OF OPERATIONS

     The following table sets forth selected data concerning the sales of the Company's services and products:

                                          Three Months Ended
                                             November 30,
                                        1997              1996           Change
                                        ----              ----           ------
                                            (in thousands)
Product                              $    90,015      $    74,934           20%
Training                                  45,844           20,667          122%
Printing Services                          8,060            6,776           19%
                                           -----            -----
                                     $   143,919      $   102,377           41%
                                     ===========      ===========


Three Months Ended November 30, 1997 Compared with Three Months Ended November
------------------------------------------------------------------------------
30, 1996
--------

     Sales for the three months ended November 30, 1997 increased $41.5 million, or 41%, over the same period in 1996, primarily as a result of the Covey merger, an increase in the number of Franklin Covey Planners sold, an increase in the number of participants attending public seminars and the effects of other corporate acquisitions.

     Product sales increased $15.1 million or 20% compared to the first quarter of fiscal 1996. Increases in retail store sales comprised $8.5 million of this amount. The increase in retail store sales is due in large part to the number of stores opened during the past twelve months. At the end of the current quarter, there were 117 retail stores open compared to 93 retail stores at November 30, 1996. The increase in comparable store sales (comparing the 93 stores that were open during the entire first quarter in both years) was 10%. An additional $2.5 million of the increase was due to current quarter revenues of Premier School Agendas, Inc. ("Premier"), which was acquired subsequent to the first quarter of the prior year. Catalog sales contributed another $4.2 million of the increase in product sales compared to the first quarter last year.

     Training sales increased by $25.2 million or 122% compared to the first quarter of fiscal 1996. This increase was primarily caused by training sales of Covey. The Company expects that, in the future, training sales as a percentage of total sales will decline because product sales will increase at a faster rate due to strong renewals of replacement planners.

     Printing service revenues, comprised primarily of the external sales of Publishers Press, Inc., increased by $1.3 million, or 19%, compared to the first quarter last year. The increase was primarily a result of several large printing jobs being sold and delivered during the quarter as well as the incremental printing service revenues from Premier's printing division which was acquired subsequent to the first quarter of the prior year.

     Gross margin was 60.6% of sales in the three months ended November 30, 1997, compared to 57.7% for the same period in 1996. The increase was primarily caused by the effects of the merger with Covey which had a gross profit margin, as a percentage of sales, which was larger than that of the Company, taken as a whole. This was caused by higher markups on certain of their products and the mix between revenue for products and services.

     Operating expenses, consisting primarily of selling, general and administrative expenses, increased by 7.0% as a percentage of sales during the three months ended November 30, 1997 (43.5% compared to 36.5% in the same period of 1996). The increase reflects the higher operating expenses, as a percentage of sales, of Covey and Premier, as well as overall increases in operating expenses for the Company as a whole. Depreciation and leasehold amortization charges were higher by $1.3 million because of the larger asset base resulting from the merger, new equipment purchases and the addition of leasehold improvements in new stores. Amortization charges also increased by $2.3 million from amortization of intangible assets acquired in connection with the merger with Covey and the acquisition of Premier.

     On November 20, 1997, the EITF of the Financial Accounting Standards Board issued a consensus ruling which requires that certain business and information system reengineering costs that would have been capitalized must now be expensed as incurred. In addition, reengineering costs previously capitalized were required to be written off as a cumulative adjustment during the Company's quarter ended November 30, 1997. In accordance with this ruling, the Company recorded a charge of $2.1 million, net of related income taxes, during the current quarter to charge off certain costs of its business and information systems reengineering project that had been previously capitalized.

     Income taxes have been accrued using an effective rate of 41.5% for the three months ended November 30, 1997 compared to 40.3% for the same quarter of 1996. The increase was due primarily to non-deductible goodwill generated from the merger and acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of capital have been net cash provided by operating activities, long-term borrowing, capital lease financing and sale of Common Stock. Working capital requirements have also been financed through short-term borrowing. At November 30, 1997 the Company had $26.4 million in cash and cash equivalents.

     Net cash provided by operating activities during the three months ended November 30, 1997 was $13.9 million. Net cash used in investing activities was $7.7 million which was primarily used to purchase property and equipment.

     Working capital during the period increased by $10.5 million. Management believes that cash flows and resources are sufficient to meet working capital requirements, including increases in accounts receivable and inventories associated with anticipated sales increases.

     The Company has unsecured bank lines of credit available for working capital needs totaling $104.0 million, of which $86.0 million was outstanding as of November 30, 1997. The Company was in compliance with the borrowing covenants associated with these lines of credit as of November 30, 1997.


   "Safe Harbor" Statement Under the Private Securities Litigation Reform
    Act of 1995

     With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in the Company's filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION



Item 1.           Legal Proceedings:

                  Not applicable.

Item 2.           Changes in Securities:

                  Not applicable.

Item 3.           Defaults upon Senior Securities:

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders:

                  Not applicable.

Item 5.           Other information:

                  In September 1996, the Board of Directors approved the repurchase of 2,000,000 shares of the Company's Common Stock. As of January 5, 1998, 1,205,000 of these shares had been purchased, at an average price of $22.49 per share.

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