Form 10-Q
period 1998-02-28
FRANKLIN COVEY CO
filed 1998-04-14
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended February 28, 1998

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

                                     Yes   X
                                          ----
                                     No
                                          ----


         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

             24,378,500 shares of Common Stock as of March 30, 1998

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               FRANKLIN COVEY CO.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)



                                                                               February 28,                 August 31,
                                                                                   1998                        1997
                                                                                   -----                       ----
                                                                                (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                                 $   24,026                $   20,389
      Accounts receivable, less allowance for
           doubtful accounts of $2,545 and $1,931                                   58,456                    71,840
      Inventories                                                                   52,744                    55,748
      Income taxes receivable                                                        2,780                     6,094
      Other current assets                                                          14,957                    15,672
                                                                                ----------                ----------
      Total current assets                                                         152,963                   169,743

Property and equipment, net                                                        126,257                   119,768
Goodwill and other intangible assets, net                                          267,344                   269,219
Other long-term assets                                                              15,658                    13,457
                                                                                ----------                ----------
                                                                                $  562,222                $  572,187
                                                                                ==========                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                          $   15,843                $   31,611
      Accrued acquisition earnouts                                                                             9,000
      Other current liabilities                                                     41,681                    46,292
                                                                                ----------                ----------
      Total current liabilities                                                     57,524                    86,903

Line of credit                                                                      86,000                    86,000
Deferred income taxes                                                               36,179                    35,735
Long-term debt, less current portion                                                 5,313                     5,870
Capital lease obligations, less current portion                                      1,824                     2,274
                                                                                ----------                ----------
Total liabilities                                                                  186,840                   216,782
                                                                                ----------                ----------

Shareholders' equity:
      Common stock, $0.05 par value, 40,000,000
           shares authorized, 27,055,894 shares issued                               1,353                     1,353
      Additional paid-in capital                                                   238,469                   239,699
      Retained earnings                                                            193,707                   169,714
      Deferred compensation                                                         (1,169)                   (1,495)
      Cumulative translation adjustments                                            (1,380)                     (934)
      Treasury stock at cost, 2,492,665 and 2,373,223 shares                       (55,598)                  (52,932)
                                                                                ----------                ----------

Total shareholders' equity                                                         375,382                   355,405
                                                                                ----------                ----------
                                                                                $  562,222                $  572,187
                                                                                ==========                ==========







                            (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN COVEY CO.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)




                                                   Three Months Ended                          Six Months Ended
                                                      February 28,                               February 28,
                                              ------------------------------           ------------------------------
                                                  1998               1997                  1998               1997
                                              -----------        -----------           -----------         ----------
                                                        (unaudited)                              (unaudited)

Sales                                           $ 138,564          $ 105,958             $ 282,483          $ 208,335

Cost of sales                                      53,496             43,066               110,146             86,341
                                                ---------          ---------             ---------          ---------

Gross margin                                       85,068             62,892               172,337            121,994

Operating expenses                                 62,500             41,383               125,134             78,764
                                                ---------          ---------             ---------          ---------

Income from operations                             22,568             21,509                47,203             43,230

Interest and other, net                            (1,265)               322                (2,633)               397
                                                ----------         ---------             ----------         ---------

Income before income taxes and cumulative
     effect of accounting change                   21,303             21,831                44,570             43,627

Provision for income taxes                          8,841              8,787                18,497             17,559
                                                ---------          ---------             ---------          ---------

Income before cumulative effect of
      accounting change                            12,462             13,044                26,073             26,068

Cumulative effect of accounting change,
      net of tax (Note 5)                                                                   (2,080)
                                                ---------          ---------             ---------          ---------

Net income                                      $  12,462          $  13,044             $  23,993          $  26,068
                                                =========          =========             =========          =========

Income from continuing operations per share
        Basic                                   $    0.50          $    0.66             $    1.05          $    1.31
        Diluted                                      0.49               0.63                  1.02               1.25

Cumulative  effect  of  accounting  change,
     net of tax, per share
        Basic                                                                               (0.08)
        Diluted                                                                             (0.08)

Net income per share
        Basic                                   $    0.50          $    0.66             $    0.97          $    1.31
                                                =========          =========             =========          =========
        Diluted                                 $    0.49          $    0.63             $    0.94          $    1.25
                                                =========          =========             =========          =========

Weighted average number of common and
common equivalent shares
        Basic                                      24,774             19,735                24,769             19,870
                                                =========          =========             =========          =========
        Diluted                                    25,423             20,779                25,480             20,845
                                                =========          =========             =========          =========





                            (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN COVEY CO.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                             Six Months Ended
                                                                                               February 28,
                                                                                             -----------------
                                                                                             1998          1997
                                                                                             ----          ----
                                                                                                 (unaudited)
Cash flows from operating activities:
     Net income                                                                           $  23,993     $  26,068
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                        17,370         9,470
        Deferred taxes                                                                          444           354
        Deferred compensation                                                                   326           268
        Other changes in assets and liabilities                                              (3,412)        7,022
                                                                                          ---------    ---------

     Net cash provided by operating activities                                               38,721        43,182
                                                                                          ---------     ---------

Cash flows from investing activities:
     Acquisition of businesses (contingent earnout payments in 1998)                        (12,221)      (11,960)
     Purchases of property and equipment                                                    (16,497)       (5,873)
                                                                                          ----------    ----------

     Net cash used in investing activities                                                  (28,718)      (17,833)
                                                                                          ---------     ----------

Cash flows from financing activities:
     Payments on short-term borrowings                                                         (952)         (121)
     Proceeds from long-term debt                                                                             356
     Payments on long-term debt and capital leases                                           (1,070)         (849)
     Purchase of treasury shares                                                             (5,819)      (16,016)
     Proceeds from treasury stock issuance                                                    1,922           367
                                                                                          ---------     ---------

     Net cash used in financing activities                                                   (5,919)      (16,263)
                                                                                          ---------     ----------

Effect of foreign exchange rates                                                               (447)         (544)
                                                                                          ---------     ----------

     Net increase in cash and cash equivalents                                                3,637         8,542

Cash and cash equivalents at beginning of period                                             20,389        24,041
                                                                                          ---------     ---------

Cash and cash equivalents at end of period                                                $  24,026     $  32,583
                                                                                          =========     =========

Supplemental disclosure of cash flow information:
     Interest paid                                                                        $   3,477     $     283
     Income taxes paid                                                                       13,890        15,787

     Fair value of assets acquired                                                        $  12,221     $  13,770
     Cash paid for net assets                                                               (12,221)      (11,960)
                                                                                          ---------     ----------
     Liabilities assumed from acquisitions                                                $    -0-      $   1,810
                                                                                          =========     =========






                            (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN COVEY CO.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 - BASIS OF PRESENTATION

         Effective June 2, 1997, Franklin Quest Co. merged (the "Merger") with the Covey Leadership Center ("Covey") to form Franklin Covey Co. (the "Company"). Accordingly, the accompanying consolidated condensed Statements of Income for the three and six months ended February 28, 1997 and the Statement of Cash Flows for the six months ended February 28, 1997 do not include the financial position or results of operations of Covey. Pro forma information related to the Merger is presented in Note 4 to these financial statements.

         The attached unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The Company suggests the information included in this report on Form 10-Q be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1997. The Company also suggests reading this report in conjunction with the definitive Proxy Statement relating to the Merger which was filed with the Securities and Exchange Commission on April 30, 1997 which includes certain pro forma financial information giving effect to the Merger.

         Certain reclassifications have been made in the consolidated condensed financial statements to conform with the current year presentation.

         The results of operations for the six months ended February 28, 1998 are not necessarily indicative of results for the entire fiscal year ending August 31, 1998.


NOTE 2 - NET INCOME PER COMMON SHARE

         The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" for the period ended February 28, 1998. Basic earnings per share is calculated by dividing income from continuing operations by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing income from continuing operations by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method. The following schedule reconciles the numerator and denominator of the basic and diluted earnings per share calculations (in thousands, except for per share amounts):



                                                  Three Months Ended                        Six Months Ended
                                                     February 28,                             February 28,
                                           ----------------------------------       ----------------------------------

                                                1998               1997                  1998               1997
                                           ---------------     --------------       ---------------    ---------------

Net income                                     $  12,462           $  13,044            $  23,993          $  26,068
                                               =========           =========            =========          =========

Basic Weighted Average Shares:
Weighted average shares
    outstanding                                   24,774              19,735               24,769             19,870

Plus:  Incremental shares from
    assumed exercises of stock options
    using the treasury stock method                  649               1,044                  711                975
                                               ---------           ---------            ---------          ---------

Diluted Weighted Average Shares:
Total weighted average shares
    outstanding and common stock
    equivalents                                   25,423              20,779               25,480             20,845
                                               =========           =========            =========          =========

Basic EPS                                      $   0.50            $   0.66             $   0.97           $   1.31
                                               =========           =========            =========          =========

Diluted EPS                                    $   0.49            $   0.63             $   0.94           $   1.25
                                               =========           =========            =========          =========


NOTE 3 - INVENTORIES

         Inventories are comprised of the following (in thousands):

                                                          February 28,                     August 31,
                                                              1998                            1997
                                                          -----------                     -----------
                                                          (unaudited)

          Finished Goods                                  $    36,111                     $    40,955
          Work in Process                                       5,256                           7,286
          Raw Materials                                        11,377                           7,507
                                                          -----------                     -----------

                                                          $    52,744                     $    55,748
                                                          ===========                     ===========



NOTE 4 - PRO FORMA RESULTS OF OPERATIONS

         The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the Covey Merger and the acquisition of Premier School Agendas ("Premier") had occurred at the beginning of the fiscal year ended August 31, 1997. Pro forma adjustments have been made to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger and Premier acquisition been consummated at the beginning of the fiscal year ended August 31, 1997 (in thousands, except per share data).



                                                  Three Months Ended                        Six Months Ended
                                                     February 28,                             February 28,
                                           ----------------------------------       ----------------------------------
                                                1998               1997                  1998               1997
                                           ---------------     --------------       ---------------    ---------------
                                                      (unaudited)                              (unaudited)

Sales                                         $  138,564          $  131,911           $  282,483         $  264,679

Income from Operations                            22,568              19,249               47,203             42,081

Income before Cumulative Effect of
    Accounting Change                             12,462              10,655               26,073             23,234

Net Income                                        12,462              10,655               23,993             23,234

Earnings Per Share:
    Basic                                     $     0.50          $     0.43           $     0.97         $     0.93
    Diluted                                         0.49                0.41                 0.94               0.89



NOTE 5 - CHANGE IN ACCOUNTING PRINCIPLE

          On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued consensus ruling 97-13 which requires certain business reengineering and information technology implementation costs that have previously been capitalized to be expensed as incurred. In addition, any previously capitalized costs which are addressed by EITF 97-13 were written off as a cumulative adjustment in the quarter ended November 30, 1997.

         The Company is currently involved in a business reengineering and information system implementation project and has capitalized costs in accordance with generally accepted accounting standards. Certain previously capitalized costs of the project were written off in accordance with EITF 97-13 during the Company's first quarter of fiscal 1998. During the Company's second quarter of fiscal 1998, the majority of costs associated with the information system implementation were capitalized in accordance with Statement of Position 98-1, " Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" and EITF 97-13. In addition, the Company expects that the majority of the remaining costs of the project will qualify for capitalization.

         No corresponding pro forma disclosures for the three and six months ended February 28, 1997 are necessary for this change in accounting principle since the Company did not have any costs associated with the project or other costs that would need to be expensed under the provisions of EITF 97-13 during these periods.

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

         The Company has reviewed its information systems and does not believe they are affected by any significant problems related to the "year 2000" computer date issue. However, the Company could be impacted by "year 2000" issues affecting the information processing systems of vendors and other organizations with which the Company does business. During fiscal 1997, the Company began a project to replace its current information systems with newer integrated systems to support Company growth. These newer systems are "year 2000" compliant.


RESULTS OF OPERATIONS

         The following table sets forth selected data concerning the sales of the Company's products and services:

                                        Three Months Ended                            Six Months Ended
                                          February 28,                                  February 28,
                                          -------------                                 ------------
                                 1998          1997         Change              1998          1997       Change
                                 ----          ----         ------              ----          ----       ------
                                          (in thousands)                               (in thousands)

Product sales                  $   91,575    $   80,190        14%           $  181,590    $  155,124       17%
Training sales                     40,994        20,641        99%               86,838        41,308      110%
Services                            5,995         5,127        17%               14,055        11,903       18%
                               ----------    ----------                      ----------    ----------
                               $  138,564    $  105,958        31%           $  282,483    $  208,335       36%
                               ==========    ==========                      ==========    ==========


        Three Months Ended February 28, 1998 Compared With Three Months
                            Ended February 28, 1997
                    --------------------------------------

         Sales for the three months ended February 28, 1998, increased $32.6 million, or 31%, over the same period in 1997 primarily as a result of the Merger, an increase in the number of Franklin Planners sold, an increase in the number of participants attending public seminars and the effects of other corporate acquisitions.

         Product sales increased $11.4 million, or 14%, compared to the corresponding quarter of the prior year. Of this increase, $9.9 million came from growth in retail store sales, which was in large part due to the number of stores opened during the past twelve months. At the end of the second quarter of fiscal 1997 there were 95 retail stores, compared to 117 such stores at the end of the current quarter. Comparable store sales increased 6% for the quarter ended February 28, 1998 compared to the quarter ended February 28, 1997. The remaining increase in sales was primarily due to increased revenues from catalog sales and international product sales over the corresponding period of the prior year.

         Training sales increased $20.4 million, or 99%, over the same quarter a year ago. This increase was primarily attributable to incremental training sales resulting from the Merger. The Company expects that, in the future, training sales as a percentage of total sales will decline because product sales will increase at a faster rate due to strong renewals of replacement planners.

         Printing services revenue increased by $0.9 million or 17%, compared to the same quarter a year ago. The increase was primarily a result of several large printing jobs being sold and delivered during the quarter as well as the incremental printing service revenues from Premier's printing division which was acquired subsequent to the second quarter of the prior year.

         Gross margin was 61.4% of sales in the three months ended February 28, 1998, compared to 59.4% for the same period in 1997. The increase in gross margin for the Company as a whole reflects the higher margins on certain Covey products and services added as a result of the Merger and a favorable mix of revenues from higher margin products and services.

         Operating expenses, consisting primarily of selling, general and administrative expenses, increased by 6.0% as a percentage of sales during the three months ended February 28, 1998 (45.1% compared to 39.1% in the same period of 1997). The increase reflects the higher operating expenses, as a percentage of sales, of Covey and Premier, as well as overall increases in operating expenses for the Company as a whole. Depreciation and leasehold amortization charges were higher by $2.0 million because of new equipment purchased to augment management information systems and improve customer service and the addition of leasehold improvements in new stores. Amortization charges increased $2.1 million primarily due to amortization of intangible assets acquired in connection with the Merger and the acquisition of Premier.

         Income taxes were accrued using an effective rate of 41.5% for the three months ended February 28, 1998 compared to 40.3% for the same quarter of fiscal 1997. The increase was due primarily to non-deductible goodwill generated from the Merger and other acquisitions.


          Six Months Ended February 28, 1998 Compared with Six Months
                            Ended February 28, 1997
                         ------------------------------

         Sales for the first six months of fiscal 1998 increased $74.1 million, or 36% over the same period in fiscal 1997, primarily as a result of the Merger, an increase in the number of Franklin Planners sold, an increase in the number of participants attending public seminars and the effects of other corporate acquisitions.

         Product revenue for the first six months of fiscal 1998 increased $26.5 million, or 17%, as compared to the first six months of the previous fiscal year. Retail store sales comprised $18.4 million of this increase, which represented a 30% increase compared to the first six months of fiscal 1997. The increase in retail store sales is due in large part to the number of stores opened during the past twelve months. At the end of the second quarter, there were 117 retail stores open, compared to 95 retail stores at February 28, 1997. The remaining increase in sales was primarily due to increased revenues from catalog sales and international product sales over the corresponding period of the prior year.

         Training revenue for the first six months grew by approximately $45.5 million or 110%, compared to the same period a year ago. This increase was primarily caused by the addition of training sales from the Merger.

         Printing services revenue increased by $2.2 million or 18%, compared to the first six months of fiscal 1997. The increase was primarily a result of several large printing jobs being sold and delivered during the first six months of the current year as well as the incremental printing service revenues from Premier's printing division which was acquired subsequent to the second quarter of the prior year.

         Gross margin was 61.0% of sales in the first six months of fiscal 1998 compared to 58.6% in the comparable six months of fiscal 1997. The increase in gross margin for the Company as a whole reflects the higher margins on certain Covey products and services added as a result of the Merger and a favorable mix of revenues from higher margin products and services

         Operating expenses increased to 44.3% of sales for the first six months of fiscal 1998 compared to 37.8% for the first six months of the previous year. The increase reflects the higher operating expenses, as a percentage of sales, of Covey and Premier, as well as overall increases in operating expenses for the Company as a whole. Depreciation and leasehold amortization charges were higher by $3.3 million compared to the same period a year ago because of new equipment purchased to augment management information systems and improve customer service and the addition of leasehold improvements in new stores. Amortization charges increased by $4.4 million, primarily due to amortization of intangible assets acquired in connection with the merger with Covey and the Premier acquisition.

         On November 20, 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued a consensus ruling, which requires that certain business and information system reengineering costs that would have been capitalized must be expensed as incurred. In addition, certain previously capitalized reengineering costs were required to be written off as a cumulative adjustment during the Company's quarter ended November 30, 1997. In accordance with this ruling, the Company recorded a charge of $2.1 million, net of related income taxes, during its first fiscal quarter of 1998 to write off certain costs of its business and information systems reengineering project that had been previously capitalized.

         Income taxes have been accrued using an effective rate of 41.5% for the six months ended February 28, 1998, compared to 40.3% for the same quarter of fiscal 1997. The increase in the tax rate was due primarily to non-deductible goodwill generated from the Merger and other acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of capital have been net cash provided by operating activities, long-term borrowing, capital lease financing and the sale of Common Stock. Working capital requirements have also been financed through short-term borrowing. At February 28, 1998, the Company had $24.0 million in cash and cash equivalents.

         Net cash provided by operating activities during the six months ended February 28, 1998 was $38.7 million. Net cash used in investing activities was $28.7 million. Of this total, $16.5 million was invested in property and equipment, and the balance consisted of contingent earn out payments from previous corporate acquisitions. During the first six months of fiscal 1998, the Company used $5.8 million to repurchase 260,800 shares of its Common Stock on the open market.

         Working   capital  during  the  period   increased  by  $12.6  million.
Management believes that cash flows and available credit facilities are sufficient to meet working capital requirements, including anticipated increases in accounts receivable and inventories associated with sales increases.

         The Company also has available lines of credit, not utilized at February 28, 1998, of $14.0 million. The Company was in compliance with the borrowing covenants associated with these lines of credit as of February 28, 1998.


              "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995

         With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. Such uncertainties include, but are not limited to, unanticipated developments in any one or more of the following areas: the integration of acquired or merged businesses, management of growth, dependence on products or services, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, pending and threatened litigation and other risk factors which may be detailed from time to time in the Company's Press Releases, reports to shareholders and in the Securities and Exchange Commission filings.

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

Item 4.           Submission of Matters to a Vote of Security Holders:

                  The Company held its Annual Meeting of Shareholders on January 9, 1998. Steven C. Wheelwright was elected as a member of the Board of Directors for a three-year term expiring at the annual meeting of shareholders to be held in 2001, or until his successor is elected and qualified. The number of shares voted in favor of Mr. Wheelwright's election was 19,390,425.

                  During the annual meeting, the shareholders also ratified the appointment of Arthur Andersen LLP independent certified public accountants for the fiscal year ending August 31, 1998.

Item 5.           Other information:

                  In September 1996, the Board of Directors approved the repurchase of up to 2,000,000 shares of the Company's Common Stock. As of March 31, 1998, the Company had acquired 1,687,800 shares at an average price of $22.71 per share.

                  In March 1998, the Board of Directors approved a 3,000,000 share expansion of the Company's Common Stock repurchase program.


Item 6.           Exhibits and Reports on Form 8-K:

                  (A) Exhibits: Not applicable.

                  (B) Reports on Form 8-K: Not applicable.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FRANKLIN COVEY CO.


Date: ____________________________               By: __________________________
                                                     Jon H. Rowberry
                                                     President
                                                     Chief Executive Officer



Date: ____________________________               By: __________________________
                                                     John L. Theler
                                                     Executive Vice President