Form 10-K/A
period 1997-08-31
FRANKLIN COVEY CO
filed 1998-04-23
CIK 886206

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

[X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

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

[X]      Securities registered pursuant to Section 12(b) of the Act:

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

         As of November 18, 1997, the Registrant had 24,780,928 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the following documents are incorporated by reference in
Parts II, III and IV of this Form 10-K: (1) Registrant's Annual Report to Shareholders for the fiscal year ended August 31, 1997 (Parts II and IV), and
(2) Proxy Statement for Registrant's Annual Meeting of Shareholders which is scheduled to be held on January 9, 1998 (Part III).
================================================================================

                                AMENDMENT NO. 1

     The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended August 31, 1997, previously filed with the Commission (the "Annual Report") solely for the purpose of refiling Exhibit 13 to the Annual Report. This Amendment does not include any revisions to the text of the Annual Report. The Exhibit Index follows the signature page for this Amendment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                      FRANKLIN COVEY CO.

                                      By: /s/ JOHN H. ROWBERRY
                                          ----------------------------
                                          Jon H. Rowberry
                                          President and Chief Executive Officer

Dated: April 23, 1998

                                 EXHIBIT INDEX


Exhibit                                                                       Incorporated        Filed
  No.                    Exhibit                                              by Reference       Herewith
-------                  -------                                              ------------       --------
  3.1     Revised Articles of Incorporation of the Registrant                      (1)
  3.2     Amended and Restated Bylaws of the Registrant                            (1)
  4       Specimen Certificate of the Registrant's Common Stock, par
          value $.05 per share                                                     (2)
 10.1     Amended and Restated 1992 Employee Stock Purchase Plan                   (3)
 10.2     First Amendment to Amended and Restated 1992 Stock
          Incentive Plan                                                           (4)
 10.3     Franklin 401(k) Profit Sharing Plan                                      (1)
 10.4     Forms of Nonstatutory Stock Options                                      (1)
 10.5     Shipley Acquisition Agreement                                            (4)
 10.6     Stock Exchange Agreement - Publishers Press, Inc.                        (5)
 10.9     Merger Agreement - Covey Leadership Center, Inc.                         (6)
 10.10    Lease Agreements, as amended and proposed to be amended, by and between Covey Corporate Campus One, L.L.C. and Covey
          Corporate Campus Two, LLC (Landlord) and Covey Leadership
          Center, Inc. (Tenant) which were assumed by Franklin Covey Co.
          in the Merger with Covey Leadership Center, Inc.                         (7)
 13       Annual Report to Shareholders for the year ended August 31, 1997.
          Certain portions of this exhibit are incorporated by reference into items 6 through 8 of this Annual Report on Form 10-K and, except as so incorporated by reference, the Annual Report to
          Shareholders is not deemed to be filed as part of this Report.                            (8)
 22       Subsidiaries of the Registrant                                           (7)
 23.1     Consent of Arthur Andersen LLP, independent public accountants           (7)
 23.2     Consent of Price Waterhouse LLP, independent public accountants          (7)
 27       Financial Data Schedule                                                  (7)

______________________

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

(3) Incorporated by reference to Form 10-K filed November 27, 1992, for the fiscal year ended August 31, 1992.

(4) Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on January 3, 1994, Registration No. 33-73728.

(5) Incorporated by reference to Reports on Form 8-K and Form 8-K/A dated January 3, 1995 and February 28, 1995.

(6) Incorporated by reference to Report on Form 8-K dated June 3, 1997.

(7) Incorporated by reference to Form 10-K filed December 1, 1997, for the fiscal year ended August 31, 1997.

(8) Filed herewith.