Form 10-Q
period 1998-05-31
FRANKLIN COVEY CO
filed 1998-07-15
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1998

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

              22,923,768 shares of Common Stock as of July 7, 1998

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               FRANKLIN COVEY CO.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                      (in thousands, except share amounts)


                                                                                 May 31,                 August 31,
                                                                                  1998                      1997
                                                                             ----------------          ---------------
                                                                               (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                                 $   31,153                $   20,389
      Accounts receivable, less allowance for
           doubtful accounts of $2,623 and $1,931                                   53,649                    71,840
      Inventories                                                                   55,926                    55,748
      Income taxes receivable                                                        1,357                     6,094
      Other current assets                                                          15,937                    15,672
                                                                                ----------                ----------
      Total current assets                                                         158,022                   169,743

Property and equipment, net                                                        125,488                   119,768
Goodwill and other intangible assets, net                                          267,249                   269,219
Other long-term assets                                                              23,837                    13,457
                                                                                ----------                ----------

                                                                                $  574,596                $  572,187
                                                                                ==========                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                          $   18,427                $   31,611
      Accrued earnout payments                                                         875                     9,000
      Other current liabilities                                                     48,271                    46,292
                                                                                ----------                ----------
      Total current liabilities                                                     67,573                    86,903

Line of credit                                                                      26,037                    86,000
Long-term debt, less current portion                                                89,290                     5,870
Deferred income taxes                                                               36,180                    35,735
Capital lease obligations, less current portion                                      1,655                     2,274
                                                                                ----------                ----------
Total liabilities                                                                  220,735                   216,782
                                                                                ----------                ----------

Shareholders' equity:
      Common stock, $0.05 par value, 40,000,000
           shares authorized, 27,055,894 shares issued                               1,353                     1,353
      Additional paid-in capital                                                   237,900                   239,699
      Retained earnings                                                            194,177                   169,714
      Deferred compensation                                                         (1,006)                   (1,495)
      Cumulative translation adjustments                                            (2,399)                     (934)
      Treasury stock at cost, 3,360,445 and 2,373,223 shares                       (76,164)                  (52,932)
                                                                                -----------               -----------
Total shareholders' equity                                                         353,861                   355,405
                                                                                -----------               -----------

                                                                                $  574,596                $  572,187
                                                                                ===========              ===========




               (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN COVEY CO.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   -------------------------------------------
                      (in thousands, except per share data)




                                                   Three Months Ended                        Nine Months Ended
                                                         May 31,                                  May 31,
                                             --------------------------------         --------------------------------
                                                 1998               1997                  1998               1997
                                             -------------      -------------         -------------      -------------
                                                        (unaudited)                              (unaudited)

Sales                                           $ 107,542          $  79,840             $ 390,025          $ 288,175

Cost of sales                                      42,728             33,612               152,874            119,953
                                                ---------          ---------             ---------          ---------

Gross margin                                       64,814             46,228               237,151            168,222

Operating expenses                                 62,411             40,852               187,545            119,616
                                                ---------          ---------             ---------          ---------

Income from operations                              2,403              5,376                49,606             48,606

Interest and other, net                            (1,600)              (142)               (4,233)               255
                                                ----------         ----------            ----------         ---------

Income before income taxes and cumulative
      effect of accounting change                     803              5,234                45,373             48,861

Provision for income taxes                            333              2,107                18,830             19,666
                                                ---------          ---------             ---------          ---------

Income before cumulative effect of
      accounting change                               470              3,127                26,543             29,195

Cumulative effect of accounting change,
      net of tax (Note 5)                                                                   (2,080)
                                                ---------          ---------             ----------         ---------

Net income                                      $     470          $   3,127             $  24,463          $  29,195
                                                =========          =========             =========          =========

Income from continuing operations per share
        Basic                                   $     .02          $     .16             $    1.08          $    1.47
        Diluted                                       .02                .15                  1.05               1.41

Cumulative  effect  of  accounting  change,
      net of tax, per share
        Basic                                                                                (.08)
        Diluted                                                                              (.08)

Net income per share
        Basic                                   $     .02          $     .16             $    1.00          $    1.47
        Diluted                                 $     .02          $     .15             $     .97          $    1.41

Weighted average number of common and
      common equivalent shares
        Basic                                      24,040             19,799                24,522             19,846
        Diluted                                    24,732             20,537                25,227             20,742




             (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN COVEY CO.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                 (in thousands)


                                                                                             Nine Months Ended
                                                                                                   May 31,
                                                                                           ----------------------
                                                                                             1998          1997
                                                                                           -------        -------
                                                                                                 (unaudited)

Cash flows from operating activities:
     Net income                                                                           $  24,463     $  29,195
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                        27,123        15,777
        Deferred taxes                                                                          445           354
        Deferred compensation                                                                   489           388
        Other changes in assets and liabilities                                                 170       (10,403)
                                                                                          ----------    ----------

     Net cash provided by operating activities                                               52,690        35,311
                                                                                          ----------    ----------

Cash flows from investing activities:
     Acquisition of businesses and earnout payments                                         (16,786)      (33,024)
     Purchases of property and equipment                                                    (21,118)      (11,214)
                                                                                          ----------    ----------

     Net cash used for investing activities                                                 (37,904)      (44,238)
                                                                                          ----------    ----------

Cash flows from financing activities:
     Proceeds from short-term borrowings                                                                    3,256
     Payments on short-term borrowings                                                         (889)         (133)
     Proceeds from long-term debt and lines of credit                                       110,037        48,357
     Payments on long-term debt, capital leases and lines of credit                         (86,672)       (2,398)
     Purchase of treasury shares                                                            (28,471)      (18,377)
     Proceeds from treasury stock issuance                                                    3,438           997
                                                                                          ---------     ---------

     Net cash (used for) provided by financing activities                                    (2,557)       31,702
                                                                                          ----------    ---------

Effect of foreign exchange rates                                                             (1,465)          (75)
                                                                                          ----------    ----------

     Net increase in cash and cash equivalents                                               10,764        22,700

Cash and cash equivalents at beginning of period                                             20,389        24,041
                                                                                          ----------    ----------

Cash and cash equivalents at end of period                                                $  31,153     $  46,741
                                                                                          ==========    ==========

Supplemental disclosure of cash flow information:
     Interest paid                                                                        $   5,386     $     757
                                                                                          ==========    ==========
     Income taxes paid                                                                       14,569        27,916
                                                                                          ==========    ==========

     Fair value of assets acquired                                                        $  18,943     $  45,542
     Cash paid for net assets                                                               (16,786)      (33,024)
                                                                                          ----------    ----------
     Liabilities assumed from acquisitions                                                $   2,157     $  12,518
                                                                                          ==========    ==========

Non-cash investing activities:
     Accrued earnout payments                                                             $     875     $     500



               (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN COVEY CO.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)



NOTE 1 - BASIS OF PRESENTATION

         Effective June 2, 1997, Franklin Quest Co. merged (the "Merger") with Covey Leadership Center ("Covey") to form Franklin Covey Co. (the "Company"). Accordingly, the accompanying consolidated condensed Statements of Income for the three and nine months ended May 31, 1997 and the Statement of Cash Flows for the nine months ended May 31, 1997 do not include the results of operations and cash flows of Covey. Pro forma information related to the Merger is presented in
Note 4.

         The attached unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, and the results of operations and cash flows of the Company as of the dates and for the periods indicated.

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

         Certain   reclassifications   have  been  made  to  the  prior   period
consolidated condensed financial statements to conform with the current period presentation.

         The results of operations for the nine months ended May 31, 1998 are not necessarily indicative of results for the entire fiscal year ending August 31, 1998.


NOTE 2 - NET INCOME PER COMMON SHARE

         The Company calculates earnings per share under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share is calculated by dividing income from continuing operations by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing income from continuing operations by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method. The following schedule reconciles the numerator and denominator of the basic and diluted earnings per share calculations (in thousands, except per share amounts):


                                                  Three Months Ended                        Nine Months Ended
                                                        May 31,                                  May 31,
                                           ----------------------------------       ----------------------------------
                                                1998               1997                  1998               1997
                                           ---------------     --------------       ---------------    ---------------
                                                      (unaudited)                              (unaudited)

Net income                                     $     470           $   3,127            $  24,463          $  29,195
                                               =========           =========            =========          =========

Basic weighted-average
     shares outstanding                           24,040              19,799               24,522             19,846


Plus: Incremental shares from
     assumed exercises of stock options
     using the treasury stock method                 692                 738                  705                896
                                               ---------           ---------            ---------          ---------

Diluted weighted-average shares
     outstanding and common stock
     equivalents                                  24,732              20,537               25,227             20,742
                                               =========           =========            =========          =========


Basic EPS                                      $    .02            $    .16             $   1.00           $   1.47
                                               =========           =========            =========          =========

Diluted EPS                                    $    .02            $    .15             $    .97           $   1.41
                                               =========           =========            =========          =========


NOTE 3 - INVENTORIES

         Inventories are comprised of the following (in thousands):

                                                          May 31, 1998                   August 31, 1997
                                                          ------------                   ---------------
                                                          (unaudited)

          Finished goods                                  $    37,234                     $    40,955
          Work in process                                       6,738                           7,286
          Raw materials                                        11,954                           7,507
                                                          -----------                     -----------

                                                          $    55,926                     $    55,748
                                                          ===========                     ===========



NOTE 4 - PRO FORMA RESULTS OF OPERATIONS

         The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the Merger and the acquisition of Premier School Agendas ("Premier") had occurred at the beginning of the fiscal year ended August 31, 1997. Pro forma adjustments have been made to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger and Premier acquisition been consummated at the beginning of the fiscal year ended August 31, 1997 (in thousands, except per share data).



                                                  Three Months Ended                        Nine Months Ended
                                                        May 31,                                  May 31,
                                           ----------------------------------       ----------------------------------
                                                1998               1997                  1998               1997
                                           ---------------     --------------       ---------------    ---------------
                                                      (unaudited)                              (unaudited)

Sales                                         $  107,542          $  107,980           $  390,025         $  372,659

Income from operations                             2,403               6,640               49,606             48,721

Income before cumulative effect
    of accounting change                             470               3,177               26,543             26,411


Net income                                           470               3,177               24,463             26,411

Earnings per share:
    Basic                                     $      .02          $      .13           $     1.00         $     1.06
    Diluted                                          .02                 .12                  .97               1.01



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

         The Company is currently involved in a business reengineering and information system implementation project and has capitalized costs in accordance with generally accepted accounting standards. Certain previously capitalized costs of the project were written off in accordance with EITF 97-13 during the Company's first quarter of fiscal 1998. During the Company's third quarter of fiscal 1998, the majority of costs associated with the information system implementation were capitalized in accordance with Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" and EITF 97-13. In addition, the Company expects that the majority of the remaining costs of the project will qualify for capitalization.

         The Company incurred no significant costs which are addressed by EITF 97-13 during the three and nine months ended May 31, 1997. Accordingly, no pro forma disclosures are necessary for these periods.


NOTE 6 - LONG-TERM NOTES PAYABLE

         On May 4, 1998, the Company privately issued $85.0 million of unsecured senior notes payable (the "Notes Payable"). The Notes Payable are due May 4, 2008 and bear interest at a fixed rate of 6.6%. Interest is due semi-annually beginning on November 4, 1998 with principal payments of $17.0 million due annually beginning May 4, 2003. In addition, the Notes Payable Purchase Agreement (the "Agreement") requires the Company to maintain certain financial ratios and net worth levels until the Notes Payable are paid in full. At May 31, 1998, the Company was in compliance with the terms of the Agreement.


NOTE 7 - SHAREHOLDERS' EQUITY

         During the nine months ended May 31, 1998, the Company purchased 1,222,100 shares of its Common Stock for $28.5 million. Of this amount, 500,000 shares were purchased at market value from the Chairman of the Board of Directors of the Company. The Company also issued 234,878 shares of treasury stock for $5.2 million in connection with stock option exercises and the employee stock purchase plan during the nine months ended May 31, 1998.

         In March 1998, the Company's Board of Directors approved the purchase of an additional 3,000,000 shares of the Company's Common Stock.

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

         During fiscal 1997, the Company initiated a project to replace its current accounting and information systems with new integrated systems to better support Company growth and to be compliant with "year 2000" computer date issues. The Company has reviewed the new information systems, which will become fully operational during fiscal 1999, and does not believe that any additional material expenditures will be required to make its systems "year 2000" compliant. However, the Company could be impacted by "year 2000" issues affecting the information processing systems of vendors and other organizations with which the Company does business.


RESULTS OF OPERATIONS

         The following table sets forth selected data concerning the sales of the Company's products and services (in thousands):

                                  Three Months Ended                                 Nine Months Ended
                                       May 31,                                            May 31,
                    -----------------------------------------------    -----------------------------------------------
                                     (Unaudited)                                        (Unaudited)

                        1998          %         1997         %             1998         %          1997         %
                    --------------   ---    -------------   ---        -------------   ---     -------------   ---

Product               $   53,982     50.2     $   50,908    63.8         $  235,572    60.4      $  206,031    71.5
Training                  46,646     43.4         22,964    28.8            133,484    34.2          64,273    22.3
Printing services          6,914      6.4          5,968     7.4             20,969     5.4          17,871     6.2
                      ----------    -----     ----------   -----         ----------   -----      ----------   -----
                      $  107,542    100.0     $   79,840   100.0         $  390,025   100.0      $  288,175   100.0
                      ==========    =====     ==========   =====         ==========   =====      ==========   =====


      Three Months Ended May 31, 1998 Compared with the Three Months Ended
      --------------------------------------------------------------------
                                  May 31, 1997
                              ------------------

         Sales for the three months ended May 31, 1998 increased $27.7 million, or 35%, over the same period in 1997 primarily as a result of the Merger, an increase in the number of participants attending training seminars, an increase in the number of Franklin Planners sold and the effects of other acquisitions.

         Product  sales   increased  $3.1  million,   or  6%,  compared  to  the
corresponding quarter of the prior year. Of this increase, $2.3 million came from growth in retail store sales, which was due to new stores opened during the past twelve months offset by a 7% decrease in comparable store sales for the quarter ended May 31, 1998 compared to the same quarter a year ago. At May 31, 1998 the Company was operating 119 retail stores, compared to 103 stores at May 31, 1997. Product sales also increased $4.0 million in aggregate, or 19%, due to increases in catalog, international, corporate wholesale and book royalties resulting from the Merger. Sales increases during the quarter were offset by a decrease in sales of $3.8 million, or 55%, due to declining network marketing business and declining government sales at Productivity Plus.

         Training sales increased $23.7 million, or 103%, over the same quarter a year ago. This increase was primarily attributable to additional domestic and international training sales resulting from the Merger, as well as increased personal coaching program sales as compared to the corresponding quarter of the prior year.

         Printing services sales increased by $0.9 million, or 16%, compared to the same quarter a year ago. The increase resulted from new print jobs sold and delivered during the quarter by the Company's printing services division.

         Gross margin was 60.3% of sales for the three months ended May 31, 1998, compared to 57.9% for the same period in 1997. The increase in gross margin for the Company as a whole reflects the higher margins on certain Covey training seminars added as a result of the Merger as well as manufacturing process improvements and reductions in the costs of the Company's raw materials.

         Operating expenses, consisting primarily of selling, general and administrative expenses, depreciation and amortization, increased to 58.1% of sales for the three months ended May 31, 1998 compared to 51.2% of sales during the corresponding period of the prior fiscal year. The increase reflects the higher operating expenses, as a percentage of sales, of Covey as well as increases in operating expenses due to the addition of 16 retail stores and expanded international operations in Japan, Australia and New Zealand.

         Depreciation increased by $1.7 million over the corresponding quarter of the prior year due to the purchase of new computer equipment and the addition of leasehold improvements in new stores. Amortization expense increased $2.4 million primarily due to amortization of intangible assets acquired in connection with the Merger and earnout payments made during the current fiscal year for other acquisitions.

         Income taxes were accrued using an effective rate of 41.5% for the three months ended May 31, 1998 compared to 40.3% for the same quarter of fiscal 1997. The increase was due primarily to non-deductible goodwill generated from the Merger and other acquisitions.



Nine Months Ended May 31, 1998 Compared with the Nine Months Ended May 31, 1997
--------------------------------------------------------------------------------

         Sales for the nine months ended May 31, 1998 increased $101.9 million, or 35%, over the same period in fiscal 1997 primarily as a result of the Merger, an increase in the number of participants attending training seminars, an increase in the number of Franklin Planners sold, and the effects of other acquisitions.

         Product sales for the first nine months of fiscal 1998 increased $29.5 million, or 14%, as compared to the first nine months of the previous fiscal year. Retail store sales comprised $20.7 million of this increase, which represented a 24% increase compared to the first nine months of fiscal 1997. The increase in retail sales is principally due to the number of stores opened during the past twelve months. At May 31, 1998, the Company was operating 119 retail stores, compared to 103 stores at May 31, 1997. In addition, comparable store sales increased 4% for the nine months ended May 31, 1998 over the comparable period of the prior year. Product sales also increased $20.1 million in aggregate, or 22%, due to increases in catalog, international, corporate wholesale and book royalties resulting primarily from the Merger. The increases in product sales were offset by a decrease of $15.8 million, or 59%, due to declining network marketing business and declining government sales at Productivity Plus.

         Training sales for the nine months ended May 31, 1998 increased by approximately $69.2 million, or 108%, compared to the same period a year ago. The increase in training sales was primarily the result of additional domestic and international seminar sales from the Merger, as well as increased personal coaching program sales as compared to the corresponding period of the prior year.

         Printing services revenue increased by $3.1 million, or 17%, compared to the first nine months of fiscal 1997. The increase was primarily the result of new print jobs being sold and delivered during the first nine months of the current year as well as the incremental printing sales from Premier's printing division which was acquired effective March 1, 1997.

         Gross margin was 60.8% of sales in the first nine months of fiscal 1998 compared to 58.4% during the comparable nine months of fiscal 1997. The increase in gross margin reflects the higher margins on certain Covey training seminars added as a result of the Merger as well as manufacturing process improvements and reductions in the costs of the Company's raw materials.

         Operating expenses increased to 48.2% of sales for the nine months ended May 31, 1998 compared to 41.6% for the corresponding period of the prior year. The increase in operating expenses reflects the higher operating expenses, as a percentage of sales, of Covey, as well as increases in operating expenses due to the addition of 16 new retail stores, expanded international operations, and the addition of Premier which has seasonally low sales during the first three fiscal quarters, but incurs normal operating expenses during the corresponding period.

         Depreciation expense was higher by $4.9 million compared to the same period a year ago due to new computer equipment purchased, the addition of leasehold improvements in new stores, and the purchase of new printing presses. Amortization charges increased by $6.8 million, primarily due to amortization of intangible assets acquired in connection with the Merger and Premier acquisition. Amortization expense also increased due to earnout payments made during the current fiscal year for other acquisitions.

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

         Income taxes have been accrued using an effective rate of 41.5% for the nine months ended May 31, 1998 compared to 40.2% for the corresponding period of fiscal 1997. The increase in the tax rate was due primarily to non-deductible goodwill generated from the Merger and other acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of capital have been net cash provided by operating activities, long-term borrowing, capital lease financing and the sale of Common Stock. Working capital requirements have also been financed through short-term borrowing. At May 31, 1998, the Company had $31.2 million in cash and cash equivalents compared to $20.4 million at August 31, 1997.

         Working capital during the period increased by $7.6 million due to operations in the normal course of business. Management believes that cash flows and available credit facilities are sufficient to meet working capital requirements, including anticipated increases in accounts receivable and inventories associated with sales increases.

         Cash provided by operating activities during the nine months ended May 31, 1998 was $52.7 million consisting primarily of net income and non-cash charges for depreciation and amortization.

         Net cash used for investing activities was $37.9 million. Of this total, $21.1 million was invested in property and equipment, with the remaining balance utilized for contingent earnout payments from previous acquisitions and other acquisitions made during the current fiscal year.

         Cash used for financing activities during the nine months ended May 31, 1998 was $2.6 million. On May 4, 1998 the Company privately issued $85.0 million of unsecured senior notes payable. The Notes Payable are due May 4, 2008 and bear interest at a fixed rate of 6.6%. The proceeds from the Notes Payable were used to enhance the capital structure of the Company through the reduction of variable-rate line of credit financing. The Company also has available lines of credit, at May 31, 1998 totaling $74.0 million. At May 31, 1998, $26.0 million was outstanding against these lines. In connection with the Company's stock purchase program, 1,222,100 shares of its common stock were purchased for $28.5 million during the nine months ended May 31, 1998.





         "Safe Harbor" Statement Under the Private Securities Litigation
                               Reform Act of 1995
                               ------------------

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

Item 4.           Submission of Matters to a Vote of Security Holders:

                  Not applicable.

Item 5.           Other information:

                  In March 1998, the Board of Directors approved the purchase of an additional 3,000,000 shares of the Company's Common Stock. As of June 30, 1998, the Company had acquired 1,210,700 shares at an average price of $20.79 per share under this purchase plan.


Item 6.           Exhibits and Reports on Form 8-K:

                  (A) Exhibits:

                      1. Notes Payable Purchase Agreement for $85.0 million of 6.6% unsecured senior notes payable due May 2008 (filed herewith).

                  (B) Reports on Form 8-K:
                      Not applicable.
SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        FRANKLIN COVEY CO.


Date: ____________________________                 By: _________________________
                                                        Jon H. Rowberry
                                                        President
                                                        Chief Executive Officer



Date: ____________________________                 By: _________________________
                                                        John L. Theler
                                                        Executive Vice President
                                                        Chief Financial Officer

EXHIBIT 1


                          FRANKLIN COVEY CO.
                     2200 West Parkway Boulevard
                   Salt Lake City, Utah  84119-2331


                  6.64% Senior Notes due May 4, 2008




                          as of May 4, 1998


TO EACH OF THE PURCHASERS NAMED ON THE
         SIGNATURE PAGE OF THIS AGREEMENT:

Ladies and Gentlemen:

                  FRANKLIN COVEY CO., a Utah corporation (the "Company"), agrees with you as follows:

1.       AUTHORIZATION OF NOTES.

                  The Company will authorize the issue and sale of $85,000,000 aggregate principal amount of its 6.64% Senior Notes due May 4, 2008 (the "Notes", such term to include any such notes issued in substitution therefor pursuant to Section 13). The Notes shall be substantially in the form set out in
Exhibit 1, with such changes therefrom, if any, as may be approved by you and the Company. Certain capitalized terms used in this Agreement are defined in Schedule B; references to a "Schedule" or an "Exhibit" are, unless otherwise specified, to a Schedule or an Exhibit attached to this Agreement.

2.       SALE AND PURCHASE OF NOTES.

                  Subject to the terms and conditions of this Agreement, the Company will issue and sell to you and you will purchase from the Company, at the Closing provided for in Section 3, Notes in the principal amount specified opposite your name in Schedule A at the purchase price of 100% of the principal amount thereof. Contemporaneously with the execution and delivery to you by the Company of a counterpart of this Agreement, the Company is executing and delivering a counterpart hereof to each of the other purchasers named in Schedule A (the "Other Purchasers"), providing for the sale at the Closing to each of the Other Purchasers of Notes in the principal amount specified opposite its name in Schedule A. The sales of Notes to you and the Other Purchasers (you and the Other Purchasers being hereinafter sometimes referred to collectively as the "Purchasers") are to be separate sales made by the Company to the Purchasers. The obligations of the Purchasers hereunder shall be several and not joint, and this Agreement shall for all purposes be construed and deemed to be a separate agreement between the Company, on the one hand, and each of the Purchasers, on the other, the Purchasers acting severally and not jointly, with the same effect as though a separate agreement with each such Purchaser to the effect herein provided were hereby entered into between the Company and each such Purchaser.

3.       CLOSING.

                  The purchase and sale of the Notes to be purchased by you and the Other Purchasers shall occur at the offices of Coudert Brothers, 1114 Avenue of the Americas, New York, New York 10036-7703, at 10:00 a.m., New York City time, at a closing (the "Closing") on May 4, 1998 or on such subsequent date as may be agreed upon by the Company and you and the Other Purchasers (the "Closing Date"). At the Closing the Company will deliver to you the Notes to be purchased by you in the form of a single Note (or such greater number of Notes in denominations of at least $100,000 as you may request), dated the Closing Date and registered in your name (or in the name of your nominee), against payment of the purchase price therefor. The purchase price of the Notes to be purchased hereunder shall be paid by delivery by you to the Company or its order of immediately available funds in the amount of the purchase price therefor by wire transfer of immediately available funds for the account of the Company to account number 11-128493 at Zions First National Bank, ABA No. 124000054. If at the Closing the Company shall fail to tender such Notes to you as provided above in this Section 3, or any of the conditions specified in Section 4 shall not have been fulfilled to your satisfaction, you shall, at your election, be relieved of all further obligations under this Agreement, without thereby
waiving   any  rights   you  may  have  by  reason  of  such   failure  or  such
nonfulfillment.

4.       CONDITIONS TO CLOSING.

                  Your obligation to purchase and pay for the Notes to be sold to you at the Closing is subject to the fulfillment to your satisfaction, prior to or at the Closing, of the following conditions:

4.1.     Representations and Warranties.

                  The representations and warranties of the Company in this Agreement shall be correct when made and at the time of the Closing.

4.2.     Performance; No Default.

                  The Company shall have performed and complied with all agreements and conditions contained in this Agreement required to be performed or complied with by it prior to or at the Closing, and after giving effect to the issue and sale of the Notes (and the application of the proceeds thereof as contemplated by Section 5.14) no Default or Event of Default shall have occurred and be continuing.

4.3.     Compliance Certificates.

                  (a) Officer's Certificate. The Company shall have delivered to you an Officer's Certificate, dated the Closing Date, certifying that the conditions specified in Sections 4.1, 4.2 and 4.9 have been fulfilled.

                  (b) Secretary's Certificate. The Company shall have delivered to you a certificate, dated the Closing Date, certifying as to the resolutions attached thereto and other corporate proceedings relating to the authorization, execution and delivery of the Notes and this Agreement.

4.4.     Opinions of Counsel.

                  You shall have received opinions in form and substance satisfactory to you, dated the Closing Date (a) from Parr Waddups Brown Gee & Loveless, special counsel for the Company, covering the matters set forth in
Exhibit 4.4(a) and covering such other matters incident to the transactions contemplated hereby as you or your counsel may reasonably request (and the Company hereby instructs its counsel to deliver such opinion to you) and (b) from Coudert Brothers, your special counsel in connection with such transactions, covering such matters incident to such transactions as you may reasonably request.

4.5.     Purchase Permitted By Applicable Law, etc.

                  On the Closing Date your purchase of the Notes to be purchased by you shall (i) be permitted by the laws and regulations of each jurisdiction to which you are subject, without recourse to basket or leeway provisions of such laws (such as Section 1405(a)(8) of the New York Insurance Law), (ii) not violate any applicable law or regulation (including, without limitation, Regulation U, T or X of the Board of Governors of the Federal Reserve System) and (iii) not subject you to any tax, penalty or liability under or pursuant to any applicable law or regulation, which law or regulation was not in effect on the date hereof. If requested by you, you shall have received an Officer's Certificate certifying as to such matters of fact as you may reasonably specify to enable you to determine whether such purchase is so permitted.

4.6.     Sale of Other Notes.

                  Contemporaneously with the Closing the Company shall sell to the Other Purchasers, and the Other Purchasers shall purchase, the Notes to be purchased by them as specified in Schedule A.

4.7.     Payment of Special Counsel Fees.

                  Without limiting the provisions of Section 15.1, the Company shall have paid at or before the Closing the fees, charges and disbursements of your special counsel referred to in Section 4.4 to the extent reflected in a statement of such counsel rendered to the Company at least one Business Day prior to the Closing.

4.8.     Private Placement Number.

                  A Private Placement number issued by Standard & Poor's CUSIP Service Bureau (in cooperation with the Securities Valuation Office of the National Association of Insurance Commissioners) shall have been obtained for the Notes.

4.9.     Changes in Corporate Structure.

                  Neither the Company nor any Subsidiary shall have changed its jurisdiction of incorporation or been a party to any merger or consolidation and shall not have succeeded to all or any substantial part of the liabilities of any other entity at any time following the date of the most recent audited financial statements referred to in Schedule 5.5.

4.10.    Approvals.

                  All actions, approvals, consents, waivers, exemptions, orders, authorizations, registrations, declarations, filings and recordings (collectively, "Approvals"), if any, which are required to be taken, given, obtained, filed or recorded, as the case may be, by or from or with (a) any Governmental Authority, (b) any trustee or holder of any indebtedness, obligation or securities of the Company or any of its Subsidiaries or (c) any other Person, in connection with the legal and valid execution and delivery by the Company of this Agreement and the consummation of the transactions contemplated hereby and the issuance and sale by the Company of the Notes, shall have been duly taken, given, obtained, filed or recorded, as the case may be, and all such Approvals shall be final, subsisting and in full force and effect on the Closing Date, and shall not be subject to any further proceedings or appeals or any conditions subsequent not approved by you. Certified copies or other appropriate evidence of all such Approvals, in form, scope and substance satisfactory to you and your special counsel, shall have been delivered to you and your special counsel.

4.11.    Debt Repayment.

                  The Debt of the Company identified on Schedule 5.15 as being repaid on or prior to the Closing Date shall have been repaid to the extent specified on Schedule 5.15, and you and your special counsel shall have each received appropriate evidence of such repayment.

4.12.    Proceedings and Documents.

                  All corporate and other proceedings in connection with the transactions contemplated by this Agreement and all documents and instruments incident to such transactions shall be satisfactory to you and your special counsel, and you and your special counsel shall have received all such counterpart originals or certified or other copies of such documents as you or they may reasonably request.

5.       REPRESENTATIONS AND WARRANTIES OF THE COMPANY.

                  The Company represents and warrants to you that:

5.1.     Organization; Power and Authority.

                  The Company is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation, and is duly qualified as a foreign corporation and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. The Company has the corporate power and authority to own or hold under lease the properties it purports to own or hold under lease, to transact the business it transacts and proposes to transact, to execute and deliver this Agreement and the Notes and to perform the provisions hereof and thereof.

5.2.     Authorization, etc.

                  This Agreement and the Notes have been duly authorized by all necessary corporate action on the part of the Company, and this Agreement constitutes, and upon execution and delivery thereof each Note will constitute, a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, except as such enforceability may be limited by (i) applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally and
(ii) general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

5.3.     Disclosure.

                  The Company, through its agent, First Chicago Capital Markets, Inc., has delivered to you and each Other Purchaser a copy of a Confidential Offering Memorandum, dated March, 1998 (the "Memorandum"), relating to the transactions contemplated hereby. The Memorandum fairly describes, in all material respects, the general nature of the business and principal properties of the Company and its Subsidiaries. This Agreement, the Memorandum, the documents, certificates or other writings delivered to you by or on behalf of the Company in connection with the transactions contemplated hereby and the financial statements listed in Schedule 5.5, taken as a whole, do not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein not misleading in light of the circumstances under which they were made. Since the date of most recent audited financial statements of the Company referred to in Schedule 5.5, there has been no change in the financial condition, operations, business, properties or prospects of the Company or any Subsidiary except changes that individually or in the aggregate could not reasonably be expected to have a Material Adverse Effect. There is no fact known to the Company that could reasonably be expected to have a Material Adverse Effect that has not been set forth herein or in the Memorandum or in the other documents, certificates and other writings delivered to you by or on behalf of the Company specifically for use in connection with the transactions contemplated hereby. The projected financial statements contained in the Memorandum were prepared based on assumptions which were believed by the Company to be reasonable at the time of such preparation and were made in good faith.

5.4.     Organization and Ownership of Shares of Subsidiaries; Affiliates.

                  (a) Schedule 5.4 contains complete and correct lists of (i) the Company's Subsidiaries, showing, as to each Subsidiary, the correct name thereof, the jurisdiction of its organization, and the percentage of shares of each class of its capital stock or similar equity interests outstanding owned by the Company and each other Subsidiary, (ii) the Company's direct Affiliates, other than Subsidiaries, and (iii) the Company's directors and senior officers.

                  (b) All of the outstanding shares of capital stock or similar equity interests of each Subsidiary shown in Schedule 5.4 as being owned by the Company and its Subsidiaries have been validly issued, are fully paid and nonassessable and are owned by the Company or another Subsidiary free and clear of any Lien.

                  (c) Each Subsidiary identified in Schedule 5.4 is a corporation or other legal entity duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, and is duly qualified as a foreign corporation or other legal entity and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Each such Subsidiary has the corporate or other power and authority to own or hold under lease the properties it purports to own or hold under lease and to transact the business it transacts and proposes to transact.

                  (d) No Subsidiary is a party to, or otherwise subject to, any legal restriction or any agreement (other than this Agreement, the agreements listed on Schedule 5.4 and customary limitations imposed by corporate law statutes) restricting the ability of such Subsidiary to pay dividends out of profits or make any other similar distributions of profits to the Company or any of its Subsidiaries that owns outstanding shares of capital stock or similar equity interests of such Subsidiary.

5.5.     Financial Statements.

                  The Company has delivered to each Purchaser copies of the financial statements of the Company and its Subsidiaries listed on Schedule 5.5. All of said financial statements (including in each case the related schedules and notes) fairly present in all material respects the consolidated financial position of the Company and its Subsidiaries as of the respective dates specified in such Schedule and the consolidated results of their operations and cash flows for the respective periods so specified and have been prepared in accordance with GAAP consistently applied throughout the periods involved except as set forth in the notes thereto (subject, in the case of any interim financial statements, to normal year-end adjustments).

5.6.     Compliance with Laws, Other Instruments, etc.

                  The execution, delivery and performance by the Company of this Agreement and the Notes will not (i) contravene, result in any breach of, or constitute a default under, or result in the creation of any Lien in respect of any property of the Company or any Subsidiary under, any indenture, mortgage, deed of trust, loan, purchase or credit agreement, lease, corporate charter or by-laws, or any other agreement or instrument to which the Company or any Subsidiary is bound or by which the Company or any Subsidiary or any of their respective properties may be bound or affected, (ii) conflict with or result in a breach of any of the terms, conditions or provisions of any order, judgment, decree, or ruling of any court, arbitrator or Governmental Authority applicable to the Company or any Subsidiary or (iii) violate any provision of any statute or other rule or regulation of any Governmental Authority applicable to the Company or any Subsidiary.

5.7.     Governmental Authorizations, etc.

                  No Approval by, from or with any Governmental Authority is required in connection with the execution, delivery or performance by the Company of this Agreement or the Notes.

5.8.     Litigation; Observance of Agreements, Statutes and Orders.

                  (a) There are no actions, suits or proceedings pending or, to the knowledge of the Company, threatened against or affecting the Company or any Subsidiary or any property of the Company or any Subsidiary in any court or before any arbitrator of any kind or before or by any Governmental Authority that, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

                  (b) Neither the Company nor any Subsidiary is in default under any term of any agreement or instrument to which it is a party or by which it is bound, or any order, judgment, decree or ruling of any court, arbitrator or Governmental Authority or is in violation of any applicable law, ordinance, rule or regulation (including without limitation Environmental Laws) of any Governmental Authority, which default or violation, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

5.9.     Taxes.

                  The Company and its Subsidiaries have filed all tax returns that are required to have been filed in any jurisdiction, and have paid all taxes shown to be due and payable on such returns and all other taxes and assessments levied upon them or their properties, assets, income or franchises, to the extent such taxes and assessments have become due and payable and before they have become delinquent, except for any taxes and assessments (i) the amount of which is not individually or in the aggregate Material or (ii) the amount, applicability or validity of which is currently being contested in good faith by appropriate proceedings and with respect to which the Company or a Subsidiary, as the case may be, has established adequate reserves in accordance with GAAP. The Company knows of no basis for any other tax or assessment that could reasonably be expected to have a Material Adverse Effect. The charges, accruals and reserves on the books of the Company and its Subsidiaries in respect of Federal, state or other taxes for all fiscal periods are adequate. The Federal income tax returns of the Company and its Subsidiaries have been examined and reported on by the Internal Revenue Service or closed by applicable statute for all fiscal years up to and including the fiscal year ended August 31, 1993.

5.10.    Title to Property; Leases.

                  The Company and its Subsidiaries have good and sufficient title to their respective properties that individually or in the aggregate are Material, including all such properties reflected in the most recent audited balance sheet referred to in Section 5.5 or purported to have been acquired by the Company or any Subsidiary after said date (except as sold or otherwise disposed of in the ordinary course of business), in each case free and clear of Liens prohibited by this Agreement. All leases that individually or in the aggregate are Material are valid and subsisting and are in full force and effect in all material respects.

5.11.    Licenses, Permits, etc.

                  (a) The Company and its Subsidiaries own or possess all licenses, permits, franchises, authorizations, patents, copyrights, service marks, trademarks and trade names, or rights thereto, that individually or in the aggregate are Material, without known conflict with the rights of others.

                  (b) To the Knowledge of the Company, no product of the Company infringes in any material respect any license, permit, franchise, authorization, patent, copyright, service mark, trademark, trade name or other right owned by any other Person.

                  (c) To the Knowledge of the Company, there is no material violation by any Person of any right of the Company or any of its Subsidiaries with respect to any patent, copyright, service mark, trademark, trade name or other right owned or used by the Company or any of its Subsidiaries.

5.12.    Compliance with ERISA.

                  (a) Except for the termination of certain Plans maintained by Subsidiaries, which terminations were made in connection with the acquisition of such Subsidiaries by the Company or another Subsidiary and did not result in or create the risk of a liability on the part of any Company Group Member, no Termination Event has occurred, and no event or condition has occurred or exists as a result of which any Termination Event could reasonably be expected to occur, with respect to any Plan, and no accumulated funding deficiency (as defined in Section 302 of ERISA and Section 412 of the Code), whether or not waived, has occurred with respect to any Plan. The present value of all accrued benefits under each Plan (based on those assumptions used to fund such Plan, which assumptions are reasonable) did not, as of the most recent valuation date, which for any such Plan was not earlier than twelve months prior to the date as of which this representation is made, exceed the then current value of the assets of such Plan allocable to such benefits.

                  (b) No Company Group Member has incurred, or is reasonably expected to incur, any withdrawal liability to any Multiemployer Plan. No Company Group Member has received any notification that any Multiemployer Plan is in reorganization (as defined in Section 4241 of ERISA), is insolvent (as defined in Section 4245 of ERISA) or has been terminated, within the meaning of Title IV of ERISA, and no Multiemployer Plan is reasonably expected to be in reorganization or insolvent or to be terminated.

                  (c) No prohibited transaction (within the meaning of Section 406 of ERISA or Section 4975 of the Code) or breach of fiduciary responsibility has occurred which has subjected or could subject any Company Group Member to any liability under Section 406, 409, 502(i) or 502(1) of ERISA or Section 4975 of the Code, or under any agreement or other instrument pursuant to which such Company Group Member has agreed or is required to indemnify any Person against any such liability. No Company Group Member has incurred, or is reasonably expected to incur, any liability to the PBGC (other than for insurance premiums, which have been paid when due).

                  (d) Full payment has been made on or before the due date thereof of all amounts which any Company Group Member is or was required under the terms of each Plan to have paid as contributions to such Plan as of the date hereof.

                  (e) No Lien imposed under the Code or ERISA on the assets of any Company Group Member exists or is reasonably likely to arise on account of any Plan.

                  (f) No welfare plan (as defined in Section 3(1) of ERISA) maintained by any Company Group Member provides medical or death benefits with respect to current or former employees beyond their termination of employment (other than coverage mandated by law). Each such plan to which Sections 601-609 of ERISA and Section 4980B of the Code apply has been administered in compliance with such sections.

                  (g) The execution and delivery of this Agreement and the issue and sale of the Notes as herein contemplated will not involve any transaction which is subject to the prohibitions of Section 406 of ERISA or in connection with which a tax could be imposed pursuant to Section 4975 of the Code. The representation by the Company in the immediately preceding sentence is made in reliance upon and is subject to the accuracy of your representation in Section
6.2 of this Agreement.

5.13.    Private Offering by the Company.

                  Neither the Company nor anyone acting on its behalf has offered the Notes or any similar securities for sale to, or solicited any offer to buy any of the same from, or otherwise approached or negotiated in respect thereof with, any Person other than you, the Other Purchasers and not more than 27 other Institutional Investors, each of which has been offered the Notes at a private sale for investment. Neither the Company nor anyone acting on its behalf has taken, or will take, any action that would subject the issuance or sale of the Notes to the registration requirements of Section 5 of the Securities Act.

5.14.    Use of Proceeds; Margin Regulations.

                  The Company will apply the proceeds of the sale of the Notes as set forth in Schedule 5.14. No part of the proceeds from the sale of the Notes hereunder will be used, directly or indirectly, for the purpose of buying or carrying any margin stock within the meaning of Regulation U of the Board of Governors of the Federal Reserve System (12 CFR 207), or for the purpose of buying or carrying or trading in any securities under such circumstances as to involve the Company in a violation of Regulation X of said Board (12 CFR 224) or to involve any broker or dealer in a violation of Regulation T of said Board (12 CFR 220). Margin stock does not constitute more than 5% of the value of the consolidated assets of the Company and its Subsidiaries and the Company does not have any present intention that margin stock will constitute more than 5% of the value of such assets. As used in this Section, the terms "margin stock" and "purpose of buying or carrying" shall have the meanings assigned to them in said Regulation U.

5.15.    Existing Debt; Future Liens.

                  (a) Schedule 5.15 sets forth a complete and correct list of all outstanding Debt of the Company and its Subsidiaries as of the date hereof and as of the Closing Date, identifying the obligor and setting forth the amount, interest rate, maturity date and a brief description of any security therefor. Neither the Company nor any Subsidiary is in default and no waiver of default is currently in effect in the payment of any principal or interest on any Debt of the Company or such Subsidiary and no event or condition exists with respect to any Debt of the Company or any Subsidiary that would permit (or that with notice or the lapse of time, or both, would permit) one or more Persons to cause such Debt to become due and payable before its stated maturity or before its regularly scheduled dates of payment.

                  (b) Neither the Company nor any Subsidiary has agreed or consented to cause or permit in the future (upon the happening of a contingency or otherwise) any of its property, whether now owned or hereafter acquired, to be subject to a Lien not permitted by Section 10.5.

5.16.    Foreign Assets Control Regulations, etc.

                  Neither the sale of the Notes by the Company hereunder nor its use of the proceeds thereof will violate the Trading with the Enemy Act, as amended, or any of the foreign assets control regulations of the United States Treasury Department (31 CFR, Subtitle B, Chapter V, as amended) or any enabling legislation or executive order relating thereto.

5.17.    Status under Certain Statutes.

                  Neither the Company nor any Subsidiary is subject to regulation under the Investment Company Act of 1940, as amended, the Public Utility Holding Company Act of 1935, as amended, the Interstate Commerce Act, as amended, or the Federal Power Act, as amended.

5.18.    Environmental Matters.

                  (a) Neither the Company nor any Subsidiary has Knowledge of any claim or has received notice of any claim, and no proceeding has been instituted raising any claim against the Company or any of its Subsidiaries or any of the Company Premises, alleging any damage to the environment or violation of any Environmental Laws, except, in each case, such as could not reasonably be expected to result in a Material Adverse Effect.

                  (b) Neither the Company nor any Subsidiary has Knowledge of any facts which would give rise to any claim, public or private, of violation of Environmental Laws or damage to the environment emanating from, occurring on or in any way related to any of the Company Premises or their use, except, in each case, such as could not reasonably be expected to result in a Material Adverse Effect.

                  (c) To the Knowledge of the Company, neither the Company nor any of its Subsidiaries has stored any Hazardous Materials on any of the Company Premises or disposed of any Hazardous Materials in a manner contrary to any Environmental Laws in each case in any manner that could reasonably be expected to result in a Material Adverse Effect.

                  (d) To the Knowledge of the Company, all buildings on all real properties now owned, leased or operated by the Company or any of its Subsidiaries are in compliance with applicable Environmental Laws, except where failure to comply could not reasonably be expected to result in a Material Adverse Effect.

6.       REPRESENTATIONS OF THE PURCHASER.

6.1.     Purchase for Investment.

                  You represent that you are purchasing the Notes being purchased by you for your own account or for one or more separate accounts maintained by you or for the account of any of your affiliates or of one or more pension or trust funds and not with a view to the distribution thereof, provided that the disposition of your or their property shall at all times be within your or their control. You understand that the Notes have not been registered under the Securities Act and may be resold only if registered pursuant to the provisions of the Securities Act or if an exemption from registration is available, except under circumstances where neither such registration nor such an exemption is required by law, and that the Company is not required to register the Notes.

6.2.     Source of Funds.

                  You represent to the Company that, as of the Closing Date:

                  (a) if you are acquiring the Notes to be purchased by you hereunder for your own account with funds from or attributable to your general account, the amount of the reserves and liabilities for the general account contracts (as defined by the annual statement for life insurance companies as in effect on the date hereof and approved by the National Association of Insurance Commissioners (the "NAIC Annual Statement")) held by or on behalf of any employee benefit plan together with the amount of the reserves and liabilities for the general account contracts held by or on behalf of any other employee benefit plan maintained by the same employer (or affiliate thereof, as such term is defined in Section V of DOL Prohibited Transaction Exemption 95-60 (60 FR 35925, July 12, 1995)) or by the same employee organization (as defined in ERISA) in the general account do not exceed 10% of the total reserves and liabilities of the general account (exclusive of separate account liabilities) plus surplus as set forth in the NAIC Annual Statement filed with the state of domicile of the insurance company; for purposes of the percentage limitation in this subdivision (a), the amount of reserves and liabilities for the general account contracts held by or on behalf of an employee benefit plan shall be determined before reduction for credits on account of any reinsurance ceded on a coinsurance basis; or

                  (b) if any part of the funds being used by you to purchase the Notes to be purchased by you hereunder shall come from assets of an employee benefit plan or a plan (as defined in Section 4975(e)(1) of the Code):

                         (i) If such funds are attributable to a separate account, either

                             (x) all requirements  of  an  exemption  under  DOL
                         Prohibited Transaction Exemption 90-1 (issued January 29, 1990) are met with respect to the use of such to purchase such Notes, or

                             (y) the employee benefit plans with an interest  in
                         such separate account have been identified in a writing delivered by you to the Company;

                         (ii) if  such  funds  are  attributable  to a  separate
                    account that is maintained solely in connection with fixed contracted obligations of an insurance company, any amounts payable, or credited, to any employee benefit plan having an interest in such account and to any participant or beneficiary of such plan (including an annuitant) are not affected in any manner by the investment performance of the separate account;

                         (iii) if such funds are  attributable  to an investment
                    fund managed by a qualified plan asset manager (as such terms are defined in Part V of DOL Prohibited Transaction Exemption 84-14, issued March 13, 1984), all requirements for an exemption under such Exemption are met with respect to the use of such funds to purchase such Notes; or

                         (iv) such  employee  benefit plan is excluded  from the
                    provisions of Section 406 of ERISA by virtue of Section 4(b) of ERISA; or

                  (c) the source of funds being used by you to purchase the Notes to be purchased by you hereunder is:

                         (i) a governmental plan (as defined in Section 3(32) of
                    ERISA);

                         (ii) a bank  collective  investment  fund  (within  the
                    meaning of DOL Prohibited Transaction Exemption 91-38, issued July 12, 1991), and you have identified in writing to the Company each plan (as defined in Section 3(3) of ERISA) or group of related plans that comprise 10% of the assets of such fund; or

                         (iii) one or more plans (as defined in Section  3(3) of
                    ERISA), or a separate account of a trust fund comprised of one or more plans, each of which has been identified in a writing delivered by you to the Company.

                  As used in this Section 6.2, the terms "employee benefit plan" and "separate account" shall have the respective meanings assigned to such terms in Section 3 of ERISA.

7.       INFORMATION AS TO COMPANY.

7.1.     Financial and Business Information.

                  The Company shall deliver to each holder of Notes that is an Institutional Investor:

                  (a) Quarterly Statements -- within 90 days after the end of each quarterly fiscal period in each fiscal year of the Company (other than the last quarterly fiscal period of each such fiscal year), duplicate copies of

                         (i) a consolidated balance sheet of the Company and its
                  Subsidiaries as at the end of such quarter, and

                         (ii) consolidated statements of operations,  changes in
                  shareholders' equity and cash flows of the Company and its Subsidiaries, for such quarter and (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter, setting forth in each case in comparative form the figures for the corresponding periods in the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP applicable to quarterly financial statements generally, and certified by a Senior Financial Officer as fairly presenting, in all material respects, the financial position of the companies being reported on and their results of operations and cash flows, subject to changes resulting from year-end adjustments, provided that delivery within the time period specified above of copies of the Company's Quarterly Report on Form 10-Q prepared in compliance with the requirements therefor and filed with the Securities and Exchange Commission shall be deemed to satisfy the requirements of this Section 7.1(a);

                  (b) Annual Statements -- within 120 days after the end of each fiscal year of the ----------------- Company, duplicate copies of

                         (i) a consolidated balance sheet of the Company and its
                  Subsidiaries as at the end of such year, and

                         (ii) consolidated statements of operations,  changes in
                  shareholders' equity and cash flows of the Company and its Subsidiaries for such year, setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP, and accompanied by an opinion thereon of independent certified public accountants of recognized national standing, which opinion shall state that such financial statements present fairly, in all material respects, the financial position of the companies being reported upon and their results of operations and cash flows and have been prepared in conformity with GAAP, and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards, and that such audit provides a reasonable basis for such opinion in the circumstances, provided that the delivery within the time period specified above of the Company's Annual Report on Form 10-K for such fiscal year (together with the Company's annual report to shareholders, if any, prepared pursuant to Rule 14a-3 under the Exchange Act) prepared in accordance with the requirements therefor and filed with the Securities and Exchange Commission shall be deemed to satisfy the requirements of this Section 7.1(b);

                  (c) SEC and Other Reports -- promptly upon their becoming available, one copy of (i) each financial statement, report, notice or proxy statement sent by the Company or any Subsidiary to public securities holders generally, and (ii) each regular or periodic report, each registration statement (without exhibits except as expressly requested by such holder), and each prospectus and all amendments thereto filed by the Company or any Subsidiary with the Securities and Exchange Commission and of all press releases and other statements made available generally by the Company or any Subsidiary to the public concerning developments that are Material;

                  (d) Notice of Default or Event of Default-- promptly, and in any event within five days after a Responsible Officer becoming aware of the existence of any Default or Event of Default or that any Person has given any notice or taken any action with respect to a claimed default hereunder or that any Person has given any notice or taken any action with respect to a claimed default of the type referred to in Section 11(f), a written notice specifying the nature and period of existence thereof and what action the Company is taking or proposes to take with respect thereto;

                  (e) ERISA Matters --promptly, and in any event within five days after a Responsible Officer becoming aware of any of the following, a written notice setting forth the nature thereof and the action, if any, that the Company or any Company Group Member proposes to take with respect thereto:

                         (i) with respect to any Plan, any reportable  event, as
                  defined in section 4043(b) of ERISA and the regulations thereunder, for which notice thereof has not been waived pursuant to such regulations as in effect on the date hereof; or

                         (ii) the taking by the PBGC of steps to  institute,  or
                  the threatening by the PBGC of the institution of, proceedings undersection 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan, or the receipt by the Company or any ERISA Affiliate of a notice from a Multiemployer Plan that such action has been taken by the PBGC with respect to such Multiemployer Plan; or

                         (iii) any event,  transaction  or condition  that could
                  result in the incurrence of any liability by the Company or any ERISA Affiliate pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans, or in the imposition of any Lien on any of the rights, properties or assets of the Company or any ERISA Affiliate pursuant to Title I or IV of ERISA or such penalty or excise tax provisions, if such liability or Lien, taken together with any other such liabilities or Liens then existing, could reasonably be expected to have a Material Adverse Effect;

                  (f) Notices from Governmental Authority -- promptly, and in any event within 30 days of receipt thereof, copies of any notice to the Company or any Subsidiary from any Federal or state Governmental Authority relating to any order, ruling, statute or other law or regulation that could reasonably be expected to have a Material Adverse Effect; and

                  (g) Requested Information -- with reasonable promptness, such other data and information relating to the business, operations, affairs, financial condition, assets or properties of the Company or any of its Subsidiaries as from time to time may be reasonably requested by any such holder of Notes if such holder reasonably believes that the requested data or information reasonably relates to the ability of the Company to perform its obligations hereunder and under the Notes.

7.2.     Officer's Certificate.

                  Each set of financial statements delivered to a holder of Notes pursuant to Section 7.1(a) or Section 7.1(b) hereof shall be accompanied by a certificate of a Senior Financial Officer setting forth:

                  (a) Covenant Compliance -- the information (including detailed calculations) required in order to establish whether the Company was in compliance with the requirements of Sections 10.1, 10.2, 10.3, 10.4(d), 10.5(j), 10.6(i) and 10.7(g) during the quarterly or annual period covered by the statements then being furnished (including with respect to each such Section, where applicable, the calculations of the maximum or minimum amount, ratio or percentage, as the case may be, permissible under the terms of such Sections, and the calculation of the amount, ratio or percentage then in existence); and

                  (b) Event of Default -- a statement that such officer has reviewed the relevant terms hereof and has made, or caused to be made, under his or her supervision, a review of the transactions and conditions of the Company and its Subsidiaries from the beginning of the quarterly or annual period covered by the statements then being furnished to the date of the certificate and that such review shall not have disclosed the existence during such period of any condition or event that constitutes a Default or an Event of Default or, if any such condition or event existed or exists, specifying the nature and period of existence thereof and what action the Company shall have taken or proposes to take with respect thereto.

7.3.     Inspection.

                  The Company shall permit the representatives of each holder of Notes that is an Institutional Investor:

                  (a) No Default -- if no Default or Event of Default then exists, at the expense of such holder and upon reasonable prior notice to the Company, and giving the officers of the Company the opportunity to accompany such holder on such visit, to visit the principal executive office of the Company, to discuss the affairs, finances and accounts of the Company and its Subsidiaries with the Company's officers, and (with the consent of the Company, which consent will not be unreasonably withheld) its independent public accountants (and by this provision the Company authorizes said accountants to discuss the affairs, finances and accounts of the Company and its Subsidiaries), provided that the Company shall be entitled to have a representative of the Company attend any such discussion with the Company's independent public accountants, but only if such representative is available to attend such discussion at the time and place therefor specified by such representatives of one or more holders of Notes, and (with the consent of the Company, which consent will not be unreasonably withheld) to visit the other offices and properties of the Company and each Subsidiary, all at such reasonable times and as often as may be reasonably requested in writing; and

                  (b) Default -- if a Default or Event of Default then exists, at the expense of the Company to visit and inspect any of the offices or properties of the Company or any Subsidiary, to examine all their respective books of account, records, reports and other papers, to make copies and extracts therefrom, and to discuss their respective affairs, finances and accounts with their respective officers and independent public accountants (and by this provision the Company authorizes said accountants to discuss the affairs, finances and accounts of the Company and its Subsidiaries), provided that the Company shall be entitled to have a representative of the Company attend any such discussion with the Company's independent public accountants, but only if such representative is available to attend such discussion at the time and place therefor specified by such representatives of one or more holders of Notes, all at such times and as often as may be requested.

8.       PAYMENT OF THE NOTES.

8.1.     Required Prepayments and Payment at Maturity.

                  On May 4, 2004 and on each May 4 thereafter to and including May 4, 2007, the Company will prepay $17,000,000 principal amount (or such lesser principal amount as shall then be outstanding) of the Notes at par and without payment of the Make-Whole Amount or any premium, provided that upon any partial prepayment of the Notes pursuant to Section 8.2 or purchase of the Notes permitted by Section 8.5 the principal amount of each required prepayment of the Notes becoming due under this Section 8.1 on and after the date of such prepayment or purchase shall be reduced in the same proportion as the aggregate unpaid principal amount of the Notes is reduced as a result of such prepayment or purchase. On May 4, 2008, the Company will pay, and there shall become due and payable, the entire remaining unpaid principal amount of the Notes, together with all accrued and unpaid interest thereon.

8.2.     Optional Prepayments.

                  The Company may, at its option, upon notice as provided below, prepay at any time all, or from time to time any part of, the Notes (in integral multiples of $1,000,000), at 100% of the principal amount so prepaid, plus the Make-Whole Amount determined for the prepayment date with respect to such principal amount. The Company will give each holder of Notes written notice of each optional prepayment under this Section 8.2 not less than 30 days and not more than 60 days prior to the date fixed for such prepayment. Each such notice shall specify such date, the aggregate principal amount of the Notes being prepaid on such date, the principal amount of each Note held by such holder to be so prepaid (determined in accordance with this Section and Section 8.4), and the interest to be paid on the prepayment date with respect to such principal amount being prepaid, and shall be accompanied by a certificate of a Senior Financial Officer as to the estimated Make-Whole Amount due in respect of the Notes in connection with such prepayment (calculated as if the date of such notice were the date of the prepayment), setting forth the details of such computation. Two Business Days prior to such prepayment, the Company shall deliver to each holder of Notes a certificate of a Senior Financial Officer specifying the calculation of such Make-Whole Amount as of the specified prepayment date.

8.3.     Allocation of Partial Prepayments.

                  In the case of each partial prepayment of the Notes, the principal amount of the Notes to be prepaid shall be allocated among all of the Notes at the time outstanding in proportion, as nearly as practicable, to the respective unpaid principal amounts thereof not theretofore called for prepayment.

8.4.     Maturity; Surrender, etc.

                  In the  case of each  prepayment  of  Notes  pursuant  to this
Section 8, the principal amount of each Note to be prepaid shall mature and become due and payable on the date fixed for such prepayment, together with interest on such principal amount accrued to such date and the applicable Make-Whole Amount, if any. From and after such date, unless the Company shall fail to pay such principal amount when so due and payable, together with the interest and Make-Whole Amount, if any, as aforesaid, interest on such principal amount shall cease to accrue. Any Note paid or prepaid in full shall be surrendered to the Company and canceled and shall not be reissued, and no Note shall be issued in lieu of any prepaid principal amount of any Note.

8.5.     Purchase of Notes.

                  The Company will not and will not permit any Affiliate to purchase, redeem, prepay or otherwise acquire, directly or indirectly, any of the outstanding Notes except upon the payment or prepayment of the Notes in accordance with the terms of this Agreement and the Notes. The Company will promptly cancel all Notes acquired by it or any Affiliate pursuant to any payment, prepayment or purchase of Notes pursuant to any provision of this Agreement and no Notes may be issued in substitution or exchange for any such Notes.

8.6.     Make-Whole Amount.

                  The term "Make-Whole Amount" means, with respect to any Note, an amount equal to the excess, if any, of the Discounted Value of the Remaining Scheduled Payments with respect to the Called Principal of such Note over the amount of such Called Principal, provided that the Make-Whole Amount may in no event be less than zero. For the purposes of determining the Make-Whole Amount, the following terms have the following meanings:

                  "Called Principal" means, with respect to any Note, the principal of such Note that is to be prepaid pursuant to Section 8.2 or has become or is declared to be immediately due and payable pursuant to Section 12.1, as the context requires.

                  "Discounted Value" means, with respect to the Called Principal of any Note, the amount obtained by discounting all Remaining Scheduled Payments with respect to such Called Principal from their respective scheduled due dates to the Settlement Date with respect to such Called Principal, in accordance with accepted financial practice and at a discount factor (applied on the same periodic basis as that on which interest on such Note is payable) equal to the Reinvestment Yield with respect to such Called Principal.

                  "Reinvestment Yield" means, with respect to the Called Principal of any Note, 50 basis points (0.50%) over the yield to maturity implied by (i) the yields reported, as of 10:00 A.M. (New York City time) on the second Business Day preceding the Settlement Date with respect to such Called Principal, on the display designated as "Gov't PX" of the Bloomberg Financial Market Services (or, if not available, such other display as may replace such display on the Bloomberg Financial Market Services or any other nationally recognized trading screen reporting on-line intra-day trading in U.S. Treasury securities), for actively traded U.S. Treasury securities having a maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date, or (ii) if such yields are not reported as of such time or the yields reported as of such time are not ascertainable, the Treasury Constant Maturity Series Yields reported, for the latest day for which such yields have been so reported as of the second Business Day preceding the Settlement Date with respect to such Called Principal, in Federal Reserve Statistical Release
H.15 (519) (or any comparable successor publication) for actively traded U.S. Treasury securities having a constant maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date. Such implied yield will be determined, if necessary, by (a) converting U.S.Treasury bill quotations to bond-equivalent yields in accordance with accepted financial practice and
(b) interpolating linearly between (1) the actively traded U.S. Treasury security with the duration closest to and greater than the Remaining Average Life and (2) the actively traded U.S.Treasury security with the duration closest to and less than the Remaining Average Life.

                 "Remaining Average Life" means, with respect to any Called Principal, the number of years (calculated to the nearest one-twelfth year) obtained by dividing (i) such Called Principal into (ii) the sum of the products obtained by multiplying (a) the principal component of each Remaining Scheduled Payment with respect to such Called Principal by (b) the number of years (calculated to the nearest one-twelfth year) that will elapse between the Settlement Date with respect to such Called Principal and the scheduled due date of such Remaining Scheduled Payment.

                 "Remaining Scheduled Payments" means, with respect to the Called Principal of any Note, all payments of such Called Principal and interest thereon that would be due after the Settlement Date with respect to such Called Principal if no payment of such Called Principal were made prior to its scheduled due date, provided that, if such Settlement Date is not a date on which interest payments are due to be made under the terms of such Note, then the amount of the next succeeding schedule interest payment will be reduced by the amount of interest accrued to such Settlement Date and required to be paid on such Settlement Date pursuant to Section 8.2, 8.3 or 12.1.

                 "Settlement Date" means, with respect to the Called Principal of any Note, the date on which such Called Principal is to be prepaid pursuant to Section 8.2 or has become or is declared to be immediately due and payable pursuant to Section 12.1, as the context requires.

9.       AFFIRMATIVE COVENANTS.

                  The Company covenants that so long as any of the Notes are outstanding:

9.1.     Compliance with Law.

                  The Company will and will cause each of its Subsidiaries to comply with all laws, ordinances or governmental rules or regulations to which each of them is subject, and will obtain and maintain in effect all licenses, certificates, permits, franchises and other governmental authorizations necessary to the ownership of their respective properties or to the conduct of their respective businesses, in each case to the extent necessary to ensure that non-compliance with such laws, ordinances or governmental rules or regulations or failures to obtain or maintain in effect such licenses, certificates, permits, franchises and other governmental authorizations could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

9.2.     Insurance.

                  The Company will and will cause each of its Subsidiaries to maintain, with financially sound and reputable insurers, insurance with respect to their respective properties and businesses against such casualties and contingencies, of such types, on such terms and in such amounts (including deductibles, co-insurance and self-insurance, if adequate reserves are maintained with respect thereto) as is customary in the case of entities of established reputations engaged in the same or a similar business and similarly situated.

9.3.     Maintenance of Properties.

                  The Company will and will cause each of its Subsidiaries to maintain and keep, or cause to be maintained and kept, their respective properties in good repair, working order and condition (other than ordinary wear and tear and obsolescence), so that the business carried on in connection therewith may be properly conducted at all times, provided that this Section shall not prevent the Company or any Subsidiary from discontinuing the operation and the maintenance of any of its properties if such discontinuance is desirable in the conduct of its business and the Company has concluded that such discontinuance could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

9.4.     Payment of Taxes and Claims.

                  The Company will and will cause each of its Subsidiaries to file all tax returns required to be filed in any jurisdiction and to pay and discharge all taxes shown to be due and payable on such returns and all other taxes, assessments, governmental charges, or levies imposed on them or any of their properties, assets, income or franchises, to the extent such taxes and assessments have become due and payable and before they have become delinquent and all claims for which sums have become due and payable that have or might become a Lien on properties or assets of the Company or any Subsidiary, provided that neither the Company nor any Subsidiary need pay any such tax or assessment or claims if (i) the amount, applicability or validity thereof is contested by the Company or such Subsidiary on a timely basis in good faith and in appropriate proceedings, and the Company or a Subsidiary has established adequate reserves therefor in accordance with GAAP on the books of the Company or such Subsidiary or (ii) the nonpayment of all such taxes and assessments in the aggregate could not reasonably be expected to have a Material Adverse Effect.

9.5.     Corporate Existence, etc.

                  The Company will at all times preserve and keep in full force and effect its corporate existence. Subject to Section 10.7, the Company will at all times preserve and keep in full force and effect the corporate existence of each of its Subsidiaries (unless merged into or consolidated with the Company or a Wholly-Owned Subsidiary) and all rights and franchises of the Company and its Subsidiaries unless, in the good faith judgment of the Company, the termination of or failure to preserve and keep in full force and effect such corporate existence, right or franchise could not, individually or in the aggregate, have a Material Adverse Effect.

9.6.     Books and Records.

                  The Company will (a) keep proper books of record and account in which full, true and correct entries will be made of all its material business dealings and transactions in accordance with GAAP applied on a consistent basis and (b) maintain a system of accounting established and administered in accordance with GAAP, and set aside on its books from its earnings for each fiscal year all proper reserves, accruals and provisions which, in accordance with GAAP, should be set aside from such earnings in connection with its business. The Company will cause each of its Subsidiaries to
(a) keep proper books of record and account in which full, true and correct entries will be made of all its material business dealings and transactions in accordance with GAAP applied on a consistent basis and (b) maintain a system of accounting established and administered in accordance with GAAP, and set aside on its books from its earnings for each fiscal year all proper reserves, accruals and provisions which, in accordance with GAAP, should be set aside from such earnings in connection with its business.

9.7.     Maintenance of Office.

                  The Company will maintain its principal office at a location in the United States of America where notices, presentations and demands in respect of this Agreement and the Notes may be made upon it, and will notify each holder of a Note in writing of any change of location of such office at least 30 days prior to such change of location. Such office shall first be maintained at the address set forth at the head of this Agreement.

10.      NEGATIVE COVENANTS.

                  The Company covenants that, so long as any of the Notes are outstanding:

10.1.    Maintenance of Consolidated Net Worth.

                  The Company will not, on any date, permit Consolidated Net Worth to be less than the sum of (i) $250,000,000, plus (ii) 40% of the aggregate sum of the respective amounts of Consolidated Net Income for each completed fiscal year which shall have ended on or prior to such date, beginning with the fiscal year ended August 31, 1998 (it being agreed that, in the event that Consolidated Net Income for any such fiscal year is a loss, Consolidated Net Income for such fiscal year shall be deemed to be zero for all purposes of this Section 10.1).

10.2.    Maintenance of Fixed Charge Coverage Ratio.

                  The Company will not, as of the last day of any fiscal quarter of the Company, permit the Fixed Charge Coverage Ratio to be less than 1.75 to 1.

10.3.    Priority Debt Limitation.

                  The Company will not on any day permit the Priority Debt Amount to exceed 20% of Consolidated Net Worth.

10.4.    Limitation on Debt.

                  The Company will not, and will not permit any Subsidiary to, directly or indirectly, create, assume, guarantee, incur, permit to exist or in any manner become liable in respect of any Debt (other than Debt of a Subsidiary owing to the Company or to a Wholly-Owned Subsidiary) unless on and as of the date on which the Company or such Subsidiary proposes to incur any such additional Debt, and after giving effect to such incurrence and to the substantially concurrent incurrence of any other Debt by the Company and its Subsidiaries and to the application of the proceeds of all such Debt, the Total Debt Ratio shall not exceed 55%.

                  From and after June 1, 1998, the Company will not in any event create, incur, assume or permit to exist any Debt of the Company owing to any of its Subsidiaries unless such Debt constitutes Subordinated Intracompany Debt. For all purposes of this Section, any Person becoming a Subsidiary after the date of this Agreement shall be deemed to have created, assumed or incurred all of its then outstanding Debt at the time it becomes a Subsidiary, and any extension, renewal, refunding or refinancing of any Debt shall be deemed to be an incurrence of such Debt at the time of such extension, renewal, refunding or refinancing.

10.5.    Limitation on Liens.

                  The Company will not, and will not permit any Subsidiary to, directly or indirectly create, incur, assume or permit to exist (upon the happening of a contingency or otherwise) any Lien on or with respect to any property or asset (real, personal or mixed, and including any document or instrument in respect of goods or accounts receivable) of the Company or any Subsidiary, whether now owned or held or hereafter acquired, or any income or profits therefrom, or assign or otherwise convey any right to receive income or profits, except:

                  (a) Liens (other than Liens created or imposed under ERISA) for taxes, assessments or governmental charges or levies the payment of which is not at the time required by Section 9.4;

                  (b) statutory Liens of landlords and Liens of carriers, warehousemen, mechanics, materialmen and other similar Persons, in each case incurred in the ordinary course of business for sums either not yet due or the payment of which is not at the time required by Section 9.4;

                  (c) Liens (other than Liens created or imposed under ERISA) incurred or deposits made in the ordinary course of business in connection with workers' compensation, unemployment insurance and other types of social security or retirement benefits, or to secure the performance of tenders, statutory obligations, surety bonds, appeal bonds, bids, leases (other than Capital Leases), government contracts, performance and return-of-money bonds and other similar obligations (exclusive in any case of obligations incurred in connection with the borrowing of money, the obtaining of advances or credit or the payment of the deferred purchase price of property);

                  (d) Liens incidental to the conduct of business or to the ownership or improvement of property of a character which customarily exist on properties of corporations engaged in similar activities and similarly situated and which were not incurred in connection with the borrowing of money, the obtaining of advances of credit or the payment of the deferred purchase price of property, and which do not, individually or in the aggregate, interfere with the ordinary conduct of the business of the Company and its Subsidiaries, taken as a whole, or detract from the value or use of the properties subject to any such Liens;

                  (e) any attachment or judgment Lien arising in connection with court proceedings, so long as (i) the execution or other enforcement of such Lien is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceedings diligently conducted and effective to prevent the forfeiture or sale of any property of the Company or any of its Subsidiaries or any interference with the ordinary use thereof by the Company or any of its Subsidiaries and (ii) such reserve or other appropriate provision, if any, in the amount and of the type as shall be required by GAAP shall be maintained therefor;

                  (f) Liens on property or assets of any Subsidiary securing Debt or other obligations of such Subsidiary owing to the Company or to a Wholly-Owned Subsidiary;

                  (g) Liens existing on the date of this Agreement and securing the Debt of the Company and its Subsidiaries referred to in Items 3, 4 and 6 through 21 of Schedule 5.15;

                  (h) any Lien existing on property of a Person immediately prior to its being consolidated with or merged into the Company or a Subsidiary or its becoming a Subsidiary, or any Lien existing on any property acquired by the Company or any Subsidiary at the time such property is so acquired (whether or not the Debt secured thereby shall have been assumed), provided that
(i) no such Lien shall have been created or assumed in contemplation or such consolidation or merger or such Person's becoming a Subsidiary or such acquisition of property and (ii) each such Lien shall extend solely to the item or items of property so acquired and, if required by the terms of the instrument originally creating such Lien, other property which is an improvement to or is acquired for specific use in connection with such acquired property;

                  (i) Liens (including  Capital Leases) created solely to secure the deferred purchase price of assets useful and intended to be used in carrying on the business of the Company and its Subsidiaries which assets are acquired, constructed or improved by the Company or any Subsidiary after the date hereof, or any Lien (including such a Capital Lease) created to secure Debt incurred solely for the purpose of financing the acquisition, construction or improvement, as the case may be, of any such asset (if such Debt is incurred and such Lien is created at the time of or within 180 days after such acquisition or the completion of such construction or improvement), provided that:

                         (i) no such Lien  shall at any time  extend to or cover
                  asset  of  the   Company  or any  Subsidiary  other  than  the
                  acquired assets on which it was originally imposed and improvements thereto and proceeds thereof, and

                         (ii) the aggregate principal amount of all Debt secured by all such Liens on any such asset shall at no time exceed 100% of the lesser of (x) the purchase price or cost of construction or improvement of such asset and (y) the fair market value of such asset as determined in good faith by the board of directors of the Company;

                  (j) any Lien renewing, extending or refunding any Liens permitted by clause (g), (h) or (i) of this Section 10.5, provided that (i) the principal amount of Debt secured by such Lien immediately prior to such extension, renewal or refunding is not increased and (ii) such Lien is not extended to any other property; and

                  (k) Liens not  otherwise  permitted  by  clauses  (a)  through
(j) of this Section 10.5; provided, however that no Lien shall be created, incurred or assumed pursuant to this clause (k) unless, immediately after giving effect thereto, the aggregate principal amount of all Debt of the Company and its Subsidiaries outstanding which is secured by Liens other than Liens permitted by clauses (a) through (j) of this Section 10.5 shall not exceed 15% of Consolidated Net Worth

10.6.    Investments.

                  The Company will not, and will not permit any Subsidiary to, directly or indirectly, make or own any Investments except:

                  (a) Investments in property to be used in the ordinary course of business of the Company and its Subsidiaries;

                  (b) Investments in current assets arising from the sale of goods and services in the ordinary course of business of the Company and its Subsidiaries;

                  (c) Investments by the Company in any Subsidiary or any Person which simultaneously becomes a Subsidiary;

                  (d)  Investments existing  on the date hereof and described in
Schedule 10.6;

                  (e) Investments in direct obligations issued by the United States of America or any agency thereof which, in the case of any such agency, are unconditionally guaranteed or backed by the full faith and credit of the United States of America, in each case maturing within one year from the date of acquisition thereof;

                  (f) Investments in certificates of deposit, time deposits, bankers' acceptances or Eurodollar time deposits maturing within one year from the date of creation thereof which are either (x) fully insured by the Federal Deposit Insurance Corporation or (y) issued by an Approved Bank;

                  (g) Investments in open-market commercial paper maturing not later than 270 days after the date of issuance thereof and having at the time of acquisition a rating of at least A-2 from Standard & Poor's Corporation or P-2 from Moody's Investors Service, Inc. or an equivalent rating from any other credit rating agency of recognized national standing in the United States of America;

                  (h) Investments in so-called "money market funds" registered under the Investment Company Act of 1940, as amended, and organized under the laws of the United States of America or any jurisdiction thereof investing primarily in Investments of the type specified in clauses (e), (f) and (g) of this Section 10.6;

                  (i)  Investments   in  addition  to  those  permitted  by  the
foregoing clauses (a) through (h) of this Section 10.6, provided that the aggregate amount of all such additional Investments permitted by this clause
(i) shall not at any time exceed 10% of Consolidated Net Worth.

                  For purposes of this Section, (i) Investments owned by any Person or for which it is obligated at the time it becomes a Subsidiary shall be deemed to be made at the time such Person becomes such a Subsidiary and (ii) the amount involved in any Investment made through the transfer of property shall be deemed to be the lesser of (x) the fair market value of such property (as determined in good faith by the board of directors of the Company) and (y) the book value thereof on the books of the Company (as determined in accordance with GAAP), in each case determined on the date such Investment is made or committed to be made.

10.7.    Merger, Consolidation, Sale of Assets.

                  The Company will not, and will not permit any of its Subsidiaries to, voluntarily liquidate or dissolve, or consolidate or merge with or into any other Person, or permit any other Person to consolidate with or merge with or into it, or participate in a share exchange with or sell, lease, transfer, contribute or otherwise dispose of any of its assets (including, without limitation, stock of any Subsidiary owned by it) to any other Person (other than sales of inventory and worn out and obsolete assets in the ordinary course of business as such business is conducted in compliance with Section 10.9), except that, subject in any event to compliance with the last paragraph of this Section:

                  (a) any Subsidiary may consolidate with or merge into the Company or any Wholly-Owned Subsidiary if the Company or a Wholly-Owned Subsidiary shall be the continuing or surviving corporation;

                  (b) any Subsidiary may sell, lease, transfer, contribute or otherwise dispose of its assets in whole or in part to the Company or any Wholly-Owned Subsidiary, and may, following any such disposition in whole, liquidate and dissolve;

                  (c) the Company may consolidate or merge with any other corporation if the Company shall be the continuing or surviving corporation;

                  (d) the Company may consolidate with or merge into,  or  sell, lease, transfer or otherwise dispose of its assets as an entirety or substantially as an entirety, to any other Person, including a Subsidiary (a "Successor"; any such consolidation, merger or disposition of assets being hereinafter referred to as a "Successor Transaction"), but only if such Successor is a solvent corporation duly organized, validly existing and in good standing under the laws of the United States of America or any state thereof or the District of Columbia, and such Successor expressly and unconditionally assumes, not later than the consummation of such Successor Transaction, pursuant to a written instrument satisfactory in form, scope and substance to the holders of the Notes, the due and punctual payment of the principal of, premium, if any, and interest on the Notes according to their tenor, and the due and punctual performance and observance of the obligations of the Company under this Agreement, an executed counterpart of which instrument shall have been furnished to each holder of Notes together with a favorable opinion of counsel satisfactory to each such holder covering such matters relating to the Successor, the Successor Transaction, such assumption and such instrument as such holder may reasonably request;

                  (e) the Company or any Subsidiary may sell and simultaneously lease back any of its assets in connection with an Excluded Sale Leaseback (subject to compliance with the negative covenants contained in this Agreement otherwise applicable thereto);

                  (f) the Company may sell the assets of the National Institute of Fitness for a consideration of not less than $10,800,000; and

                  (g) the Company or any Subsidiary, in addition to making any sale, lease, transfer or other disposition permitted by the foregoing provisions of this Section, may sell any of its assets for a consideration at least equal to the fair market value thereof (as determined in good faith by the board of directors of the Company) at the time of such sale (any such sale being hereinafter referred to as an "Asset Sale") but only if after the consummation of such Asset Sale, and immediately after giving effect thereto, (x) the assets which are the subject of the proposed Asset Sale, together with all other assets of the Company and its Subsidiaries which were the subject of prior Asset Sales within the period of twelve consecutive months ending on or most recently prior to the date of the consummation of such proposed Asset Sale (excluding any assets sold in connection with an Excluded Sale Leaseback), do not have an aggregate net book value representing more than 10% of Consolidated Net Worth, determined as of the last day of the most recently completed fiscal quarter of the Company, and (y) the assets which are the subject of the proposed Asset Sale, together with all other assets of the Company and its Subsidiaries which were the subject of prior Asset Sales since the date of this Agreement (excluding any assets sold in connection with an Excluded Sale Leaseback), do not have an aggregate net book value representing more than 30% of Consolidated Net Worth, determined as of the last day of the most recently completed fiscal quarter of the Company; provided, however, that, notwithstanding the foregoing limitations, the Company or any Subsidiary may consummate an Asset Sale which does not meet the requirements of, and is not otherwise permitted under, subclauses (x) and/or (y) of this clause (g) (any such Asset Sale being referred to as an "Excess Asset Sale"), but only if an amount equal to that portion of the net proceeds of such Excess Asset Sale which exceed the limitations set forth in such subclauses (x) and (y) shall, within 360 days of such Excess Asset Sale, be applied by the Company and/or its Subsidiaries to:

                         (i) the purchase of assets of a similar  nature  useful
                  in the business of the Company as conducted in accordance with Section 10.9 having a fair market value (as determined in good faith by the board of directors of the Company) at least equal to the proceeds so applied; or

                         (ii) the prepayment or payment of outstanding Senior Funded Debt of the Company; provided, however, that in the case of the Notes, the requirements of this subdivision (ii) shall be satisfied if (A) the Company shall have offered to prepay, upon notice as provided in Section 8.3, a principal amount of the Notes held by each holder thereof equal to such holder's pro rata share (based on such holder's  proportionate
                 share  of  the  aggregate   principal   amount  of  all  Notes
                  outstanding)  of the net  proceeds of such  Excess  Asset Sale then being applied to the prepayment of Senior Funded Debt of the Company, such offer to be made at a prepayment price equal to the principal amount thereof, together with interest accrued thereon to the date of prepayment, without payment of the Make-Whole Amount or any premium, and (B) the Company shall have prepaid, within 360 days of such Excess Asset Sale, such principal amount of the Notes held by each holder thereof which shall have responded affirmatively to such offer by the Company; or

                         (iii) a  combination of  the purposes  described in the
                  foregoing subdivisions (i) and (ii).

                  No consolidation, merger, sale, lease, transfer, contribution or other disposition referred to in clauses (a) through (g) of this Section shall be permitted unless at the time of and immediately after giving effect to any such transaction (A) no Default or Event of Default shall have occurred and be continuing and (B) the Company shall be permitted to incur at least $1.00 of additional Debt.

10.8.    Transactions with Affiliates.

                  The Company will not and will not permit any Subsidiary to enter into or be a party to, directly or indirectly, any transaction or arrangement or group of related transactions (including, without limitation, the purchase, lease, sale or exchange of properties of any kind or the rendering of any service) with any Affiliate (other than the Company or another Subsidiary), unless such transaction is entered into in the ordinary course of business and pursuant to the reasonable requirements of the Company's or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Company or such Subsidiary than would be obtainable in a comparable arm's-length transaction with a Person not an Affiliate; provided, however that, so long as no Event of Default shall have occurred and be continuing, the Company or any Subsidiary shall be permitted to enter into transactions not meeting the foregoing requirements of this Section 10.8, but only if the aggregate amount involved in all such transactions entered into by the Company and its Subsidiaries in any fiscal year does not exceed $500,000.

10.9.    Nature of Business.

                  The Company will not, and will not permit any of its Subsidiaries to, engage in any line of business in which it is not currently engaged if as a result thereof the general nature of the business engaged in by the Company and its Subsidiaries, taken as a whole, would be substantially different from what it was on the Closing Date as described in the Memorandum.

11.      EVENTS OF DEFAULT.

                  An "Event of Default" shall exist if any of the following conditions or events shall occur and be continuing (whatever the reason for such Event of Default and whether it shall be voluntary or involuntary or come about or be effected by operation of law or judicial or governmental or administrative action or otherwise):

                  (a) the Company defaults in the payment of any principal or Make-Whole Amount or other premium, if any, on any Note when the same becomes due and payable, whether at maturity or at a date fixed for prepayment or by declaration or otherwise; or

                  (b) the Company defaults in the payment of any interest on any Note for more than five Business Days after the same becomes due and payable; or

                  (c) the Company defaults in the performance of or compliance with any term contained in Sections 10.1 through 10.7; or

                  (d) the Company defaults in the performance of or compliance with any term contained herein (other than those referred to in paragraphs (a), (b) and (c) of this Section 11)and such default is not remedied within 30 days after the earlier of (i)a Responsible Officer obtaining actual knowledge of such default and (ii) the Company receiving written notice of such default from any holder of a Note (any such written notice to be identified as a "notice of default" and to refer specifically to this paragraph (d) of Section 11); or

                  (e) any representation or warranty made in writing by or on behalf of the Company or by any officer of the Company in this Agreement or in any writing furnished in connection with the transactions contemplated hereby or pursuant hereto proves to have been false or incorrect in any material respect on the date as of which made; or

                  (f) (i) the Company or any Subsidiary is in default (as principal or as guarantor or other surety) in the payment of any principal of or premium or make-whole amount or interest on any Debt having an aggregate principal amount outstanding exceeding $10,000,000 beyond any period of grace provided with respect thereto, or (ii) the Company or any Subsidiary is in default in the performance of or compliance with any term of any evidence of any Debt having an aggregate principal amount outstanding exceeding $10,000,000 or of any mortgage, indenture or other agreement relating thereto or any other condition exists, if the effect of any such default or condition is to cause such Debt to become due and payable before its stated maturity or before its regularly scheduled dates of payment, or (iii)as a consequence of the occurrence or continuation of any event or condition (other than the passage of time or the right of the holder of Debt to convert such Debt into equity interests), the Company or any Subsidiary has become obligated to purchase or repay Debt before its regular maturity or before its regularly scheduled dates of payment having an aggregate principal amount outstanding exceeding $10,000,000; or

                  (g) the Company or any Significant Subsidiary (i) is generally not paying, or admits in writing its inability to pay, its debts as they become due, (ii) files, or consents by answer or otherwise to the filing against it of, a petition for relief or reorganization or arrangement or any other petition in bankruptcy, for liquidation or to take advantage of any bankruptcy, insolvency, reorganization, moratorium or other similar law of any jurisdiction, (iii) makes an assignment for the benefit of its creditors, (iv) consents to the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, (v) is adjudicated as insolvent or to be liquidated, or (vi) takes corporate action for the purpose of any of the foregoing; or

                  (h)a court or governmental authority of competent jurisdiction enters an order appointing, without consent by the Company or any of its Significant Subsidiaries, a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, or constituting an order for relief or approving a petition for relief or reorganization or any other petition in bankruptcy or for liquidation or to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding-up or liquidation of the Company or any of its Significant Subsidiaries, or any such petition shall be filed against the Company or any of its Significant Subsidiaries and such petition shall not be dismissed within 60 days; or

                  (i) a final judgment or judgments for the payment of money aggregating in excess of $5,000,000 are rendered against one or more of the Company or any Subsidiaries and which judgments are not, within 90 days after entry thereof, bonded, discharged or stayed pending appeal, or are not discharged within 90 days after the expiration of such stay; or

                  (j)(i) any Company Group Member shall fail to pay when due any amount which it shall have become liable to pay to the PBGC or to a Plan under Title IV of ERISA; (ii) any Company Group Member shall withdraw from a Multiple Employer Plan during a plan year in which it is a substantial employer (as such term is defined in Section 4001(a)(2) of ERISA), or shall be treated as having so withdrawn under Section 4062(e) of ERISA, or any Multiple Employer Plan shall be terminated; (iii) notice of intent to terminate a Plan or Plans shall be filed under Title IV of ERISA by any Company Group Member, any plan administrator or any combination of the foregoing; (iv) the PBGC shall institute proceedings under Title IV of ERISA to terminate or to cause a trustee to be appointed to administer any Plan or Plans, and such proceeding shall not be vacated within ten Business Days; (v) any Company Group Member shall withdraw from any Multiemployer Plan; (vi) any Plan shall have an Unfunded Current
Liability; or (vii) any prohibited transaction (within the meaning of Section 406 of ERISA or Section 4975 of the Code)or breach of fiduciary responsibility shall occur which may subject any Company Group Member to any liability under
Section 406, 409, 502(i) or 502(l) of ERISA or Section 4975 of the Code, or under any agreement or other instrument pursuant to which such Company Group Member has agreed or is required to indemnify any Person against any such liability; and there shall result from any such event or events referred to in the foregoing subdivisions (j)(i) through (j)(vii) a risk of incurring a liability on the part of any Company Group Member which would have a Material Adverse Effect.


12.      REMEDIES ON DEFAULT, ETC.

12.1.    Acceleration.

                  (a) If an Event of Default with respect to the Company described in paragraph (g) or (h) of Section 11 (other than an Event of Default described in clause (i) of paragraph (g) or described in clause (vi) of paragraph (g) by virtue of the fact that such clause encompasses clause (i) of paragraph (g)) has occurred, all the Notes then outstanding shall automatically become immediately due and payable.

                  (b) If any other Event of Default has occurred and is continuing, any holder or holders of more than 66-2/3% in principal amount of the Notes at the time outstanding may at any time at its or their option, by notice or notices to the Company, declare all the Notes then outstanding to be immediately due and payable.

                  (c) If any Event of Default described in paragraph (a) or (b) of Section 11 has occurred and is continuing, any holder or holders of Notes at the time outstanding affected by such Event of Default may at any time, at its or their option, by notice or notices to the Company, declare all the Notes held by it or them to be immediately due and payable.

                  Upon any Notes becoming due and payable under this Section 12.1, whether automatically or by declaration, such Notes will forthwith mature and the entire unpaid principal amount of such Notes, plus (x) all accrued and unpaid interest thereon and (y) the Make-Whole Amount determined in respect of such principal amount (to the full extent permitted by applicable law), shall all be immediately due and payable, in each and every case without presentment, demand, protest or further notice, all of which are hereby waived. The Company acknowledges, and the parties hereto agree, that each holder of a Note has the right to maintain its investment in the Notes free from repayment by the Company (except as herein specifically provided for) and that the provision for payment of a premium by the Company in the event that the Notes are prepaid or are accelerated as a result of an Event of Default as provided in the preceding sentence is intended to provide compensation for the deprivation of such right under such circumstances.

12.2.    Other Remedies.

                  If any Default or Event of Default has occurred and is continuing, and irrespective of whether any Notes have become or have been declared immediately due and payable under Section 12.1, the holder of any Note at the time outstanding may proceed to protect and enforce the rights of such holder by an action at law, suit in equity or other appropriate proceeding, whether for the specific performance of any agreement contained herein or in any Note, or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby or by law or otherwise.

12.3.    Rescission.

                  At any time after any Notes have been declared due and payable pursuant to clause (b) of Section 12.1, the holders of not less than 66-2/3% in principal amount of the Notes then outstanding, by written notice to the Company, may rescind and annul any such declaration and its consequences if (a) the Company has paid all overdue interest on the Notes, all principal of and premium, if any, on any Notes that are due and payable and are unpaid other than by reason of such declaration, and all interest on such overdue principal and premium, if any, and (to the extent permitted by applicable law) any overdue interest in respect of the Notes, at the applicable Default Rate, (b) all Events of Default and Defaults, other than non-payment of amounts that have become due solely by reason of such declaration, have been cured or have been waived pursuant to Section 17, and (c) no judgment or decree has been entered for the payment of any monies due pursuant hereto or to the Notes. No rescission and annulment under this Section 12.3 will extend to or affect any subsequent Event of Default or Default or impair any right consequent thereon.

12.4.    No Waivers or Election of Remedies, Expenses, etc.

                  No course of dealing and no delay on the part of any holder of any Note in exercising any right, power or remedy shall operate as a waiver thereof or otherwise prejudice such holder's rights, powers or remedies. No right, power or remedy conferred by this Agreement or by any Note upon any holder thereof shall be exclusive of any other right, power or remedy referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise. Without limiting the obligations of the Company under Section 15, the Company will pay to the holder of each Note on demand such further amount as shall be sufficient to cover all costs and expenses of such holder incurred in any enforcement or collection under this Section 12, including, without limitation, reasonable attorneys' fees, expenses and disbursements.

13.      REGISTRATION; EXCHANGE; SUBSTITUTION OF NOTES.

13.1.    Registration of Notes.

                  The Company shall keep at its principal executive office a register for the registration and registration of transfers of Notes. The name and address of each holder of one or more Notes, each transfer thereof and the name and address of each transferee of one or more Notes shall be registered in such register. Prior to due presentment for registration of transfer, the Person in whose name any Note shall be registered shall be deemed and treated as the owner and holder thereof for all purposes hereof, and the Company shall not be affected by any notice or knowledge to the contrary. The Company shall give to any holder of a Note that is an Institutional Investor promptly upon request therefor, a complete and correct copy of the names and addresses of all registered holders of Notes.

13.2.    Transfer and Exchange of Notes.

                  Upon surrender of any Note at the principal executive office of the Company for registration of transfer or exchange (and in the case of a surrender for registration of transfer, duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of such Note or his attorney duly authorized in writing and accompanied by the address for notices of each transferee of such Note or part thereof), the Company shall execute and deliver, at the Company's expense (except as provided below), one or more new Notes (as requested by the holder thereof) in exchange therefor, in an aggregate principal amount equal to the unpaid principal amount of the surrendered Note. Each such new Note shall be payable to such Person as such holder may request and shall be substantially in the form of Exhibit 1. Each such new Note shall be dated and bear interest from the date to which interest shall have been paid on the surrendered Note or dated the date of the surrendered Note if no interest shall have been paid thereon. The Company may require payment of a sum sufficient to cover any stamp tax or governmental charge imposed in respect of any such transfer of Notes. Notes shall not be transferred in denominations of less than $100,000, provided that, if necessary to enable the registration of transfer by a holder of its entire holding of Notes, one Note may be in a denomination of less than $100,000. Any transferee, by its acceptance of a Note registered in its name (or the name of its nominee), shall be deemed to have made the representation set forth in Section 6.2 or shall provide a representation reasonably acceptable to the Company to the effect that the purchase by or assignment to such transferee of such Note does not involve any prohibited transaction within the meaning of ERISA or Section 4975 of the Code.

13.3.    Replacement of Notes.

                  Upon receipt by the Company of evidence reasonably satisfactory to it of the ownership of and the loss, theft, destruction or mutilation of any Note (which evidence shall be, in the case of an Institutional Investor, notice from such Institutional Investor of such ownership and such loss, theft, destruction or mutilation), and

                  (a) in the case of loss, theft or destruction, of indemnity reasonably satisfactory to it (provided that if the holder of such Note is, or is a nominee for, an original Purchaser or another holder of a Note with a minimum net worth of at least $50,000,000, such Person's own unsecured agreement of indemnity shall be deemed to be satisfactory), or

                  (b) in the case of mutilation, upon surrender and cancellation thereof,

the Company at its own expense shall execute and deliver, in lieu thereof, a new Note, dated and bearing interest from the date to which interest shall have been paid on such lost, stolen, destroyed or mutilated Note or dated the date of such lost, stolen, destroyed or mutilated Note if no interest shall have been paid thereon.

14.      PAYMENTS ON NOTES.

14.1.    Place of Payment.

                  Subject to Section 14.2, payments of principal, Make-Whole Amount or other premium, if any, and interest becoming due and payable on the Notes shall be made in New York, New York at the principal office of Morgan Guaranty Trust Company of New York in such jurisdiction. The Company may at any time, by notice to each holder of a Note, change the place of payment of the Notes so long as such place of payment shall be either the principal office of the Company in such jurisdiction or the principal office of a bank or trust company in such jurisdiction.

14.2.    Home Office Payment.

                  So long as you or your nominee shall be the holder of any Note, and notwithstanding anything contained in Section 14.1 or in such Note to the contrary, the Company will pay all sums becoming due on such Note for principal, Make-Whole Amount or other premium, if any, and interest by the method and at the address specified for such purpose below your name in Schedule A, or by such other method or at such other address as you shall have from time to time specified to the Company in writing for such purpose, without the presentation or surrender of such Note or the making of any notation thereon, except that upon written request of the Company made concurrently with or reasonably promptly after payment or prepayment in full of any Note, you shall surrender such Note for cancellation, reasonably promptly after any such request, to the Company at its principal executive office or at the place of payment most recently designated by the Company pursuant to Section 14.1. Prior to any sale or other disposition of any Note held by you or your nominee you will, at your election, either endorse thereon the amount of principal paid thereon and the last date to which interest has been paid thereon or surrender such Note to the Company in exchange for a new Note or Notes pursuant to Section
13.2. The Company will afford the benefits of this Section 14.2 to any Institutional Investor that is the direct or indirect transferee of any Note purchased by you under this Agreement and that has made the same agreement relating to such Note as you have made in this Section 14.2.

15.      EXPENSES, ETC.

15.1.    Transaction Expenses.

                  Whether or not the transactions contemplated hereby are consummated, the Company will pay all costs and expenses (including reasonable attorneys' fees of a special counsel and, if reasonably required, local or other counsel) incurred by you and each Other Purchaser or holder of a Note in connection with such transactions and in connection with any amendments, waivers or consents under or in respect of this Agreement or the Notes (whether or not such amendment, waiver or consent becomes effective), including, without limitation: (a) the costs and expenses incurred in enforcing or defending (or determining whether or how to enforce or defend) any rights under this Agreement or the Notes or in responding to any subpoena or other legal process or informal investigative demand issued in connection with this Agreement or the Notes, or by reason of being a holder of any Note, and (b) the costs and expenses, including financial advisors' fees, incurred in connection with the insolvency or bankruptcy or restructuring of the Company or any Subsidiary or in connection with any work-out or restructuring of the transactions contemplated hereby and by the Notes. The Company will pay, and will save you and each other holder of a Note harmless from, all claims in respect of any fees, costs or expenses if any, of brokers and finders (other than those retained by you).

15.2.    Survival.

                  The obligations of the Company under this Section 15 will survive the payment or transfer of any Note, the enforcement, amendment or waiver of any provision of this Agreement or the Notes, and the termination of this Agreement.

16.      SURVIVAL OF REPRESENTATIONS AND WARRANTIES; ENTIRE AGREEMENT

                  All representations and warranties contained herein shall survive the execution and delivery of this Agreement and the Notes, the purchase or transfer by you of any Note or portion thereof or interest therein and the payment of any Note, and may be relied upon by any subsequent holder of a Note, regardless of any investigation made at any time by or on behalf of you or any other holder of a Note. All statements contained in any certificate or other instrument delivered by or on behalf of the Company pursuant to this Agreement shall be deemed representations and warranties of the Company under this Agreement. Subject to the preceding sentence, this Agreement and the Notes embody the entire agreement and understanding between you and the Company and supersede all prior agreements and understandings relating to the subject matter hereof.

17.      AMENDMENT AND WAIVER.

17.1.    Requirements.

                  This Agreement and the Notes may be amended, and the observance of any term hereof or of the Notes may be waived (either retroactively or prospectively), with (and only with) the written consent of the Company and the Required Holders, except that (a) no amendment or waiver of any of the provisions of Section 1, 2, 3, 4, 5, 6 or 21 hereof, or any defined term (as it is used therein), will be effective as to you unless consented to by you in writing, and (b) no such amendment or waiver may, without the written consent of the holder of each Note at the time outstanding affected thereby, (i) subject to the provisions of Section 12 relating to acceleration or rescission, change the amount or time of any prepayment or payment of principal of, or change the rate or change the time of payment or method of computation of interest or of the Make-Whole Amount or premium on, the Notes, (ii) change the percentage of the principal amount of the Notes the holders of which are required to consent to any such amendment or waiver, or (iii) amend any of Sections 8, 11(a), 11(b), 12 or 17.

17.2.    Solicitation of Holders of Notes.

                  (a) Solicitation. The Company will provide each holder of the Notes (irrespective of the amount of Notes then owned by it) with sufficient information, sufficiently far in advance of the date a decision is required, to enable such holder to make an informed and considered decision with respect to any proposed amendment, waiver or consent in respect of any of the provisions hereof or of the Notes. The Company will deliver executed or true and correct copies of each amendment, waiver or consent effected pursuant to the provisions of this Section 17 to each holder of outstanding Notes promptly following the date on which it is executed and delivered by, or receives the consent or approval of, the requisite holders of Notes.

                  (b) Payment. The Company will not directly or indirectly pay or cause to be paid any remuneration, whether by way of supplemental or additional interest, fee or otherwise, or grant any security, to any holder of Notes as consideration for or as an inducement to the entering into by any holder of Notes or any waiver or amendment of any of the terms and provisions hereof unless such remuneration is concurrently paid, or security is concurrently granted, on the same terms, ratably to each holder of Notes then outstanding even if such holder did not consent to such waiver or amendment.

17.3.    Binding Effect, etc.

                  Any  amendment  or waiver  consented  to as  provided  in this
Section 17 applies equally to all holders of Notes and is binding upon them and upon each future holder of any Note and upon the Company without regard to whether such Note has been marked to indicate such amendment or waiver. No such amendment or waiver will extend to or affect any obligation, covenant, agreement, Default or Event of Default not expressly amended or waived or impair any right consequent thereon. No course of dealing between the Company and the holder of any Note nor any delay in exercising any rights hereunder or under any Note shall operate as a waiver of any rights of any holder of such Note. As used herein, the term "this Agreement" and references thereto shall mean this Agreement as it may from time to time be amended or supplemented.

17.4.    Notes held by Company, etc.

                  Solely for the purpose of determining whether the holders of the requisite percentage of the aggregate principal amount of Notes then outstanding approved or consented to any amendment, waiver or consent to be given under this Agreement or the Notes, or have directed the taking of any action provided herein or in the Notes to be taken upon the direction of the holders of a specified percentage of the aggregate principal amount of Notes then outstanding, Notes directly or indirectly owned by the Company or any of its Affiliates shall be deemed not to be outstanding.

18.      NOTICES.

                  All notices and communications provided for hereunder shall be in writing and sent (a) by telecopy if the sender on the same day sends a confirming copy of such notice by a recognized overnight delivery service (charges prepaid), or (b) by registered or certified mail with return receipt requested (postage prepaid), or (c) by a recognized overnight delivery service (with charges prepaid).
Any such notice must be sent:

                         (i) if to you or your nominee, to you or it at the address specified for such communications in Schedule A, or at such other address as you or it shall have specified to the Company in writing,

                         (ii) if to any other holder of any Note, to such holder
                  at such address as such other holder shall have specified to the Company in writing, or

                         (iii) if to the Company,  to the Company at its address
                  set forth at the beginning hereof to the attention of its Treasurer, or at such other address as the Company shall have specified to the holder of each Note in writing.

Notices under this Section 18 will be deemed given only when actually received.

19.      REPRODUCTION OF DOCUMENTS.

                  This Agreement and all documents relating thereto, including, without limitation, (a) consents, waivers and modifications that may hereafter be executed, (b) documents received by you at the Closing (except the Notes themselves), and (c) financial statements, certificates and other information previously or hereafter furnished to you, may be reproduced by you by any photographic, photostatic, microfilm, microcard, miniature photographic or other similar process and you may destroy any original document so reproduced. The Company agrees and stipulates that, to the extent permitted by applicable law, any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by you in the regular course of business) and any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence. This Section 19 shall not prohibit the Company or any other holder of Notes from contesting any such reproduction to the same extent that it could contest the original, or from introducing evidence to demonstrate the inaccuracy of any such reproduction.

20.      SUBSTITUTION OF PURCHASER.

                  You shall have the right to substitute any one of your Affiliates as the purchaser of the Notes that you have agreed to purchase hereunder, by written notice to the Company, which notice shall be signed by both you and such Affiliate, shall contain such Affiliate's agreement to be bound by this Agreement and shall contain a confirmation by such Affiliate of the accuracy with respect to it of the representations set forth in Section 6. Upon receipt of such notice, wherever the word "you" is used in this Agreement (other than in this Section 20), such word shall be deemed to refer to such Affiliate in lieu of you. In the event that such Affiliate is so substituted as a purchaser hereunder and such Affiliate thereafter transfers to you all of the Notes then held by such Affiliate, upon receipt by the Company of notice of such transfer, wherever the word "you" is used in this Agreement (other than in this Section 20), such word shall no longer be deemed to refer to such Affiliate, but shall refer to you, and you shall have all the rights of an original holder of the Notes under this Agreement.

21.      MISCELLANEOUS.

21.1.    Successors and Assigns.

                  All covenants and other agreements contained in this Agreement by or on behalf of any of the parties hereto bind and inure to the benefit of their respective successors and assigns (including, without limitation, any subsequent holder of a Note) whether so expressed or not.

21.2.    Payments Due on Non-Business Days.

                  Anything in this Agreement or the Notes to the contrary notwithstanding, any payment of principal of or Make-Whole Amount or other premium or interest on any Note that is due on a date other than a Business Day shall be made on the next succeeding Business Day without including the additional days elapsed in the computation of the interest payable on such next succeeding Business Day.

21.3.    Severability.

                  Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall (to the full extent permitted by law) not invalidate or render unenforceable such provision in any other jurisdiction.

21.4.    Construction.

                  Each covenant contained herein shall be construed (absent express provision to the contrary) as being independent of each other covenant contained herein, so that compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with any other covenant. Where any provision herein refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such Person.


21.5.    Counterparts.

                  This Agreement may be executed in any number of counterparts, each of which shall be an original but all of which together shall constitute one instrument. Each counterpart may consist of a number of copies hereof, each signed by less than all, but together signed by all, of the parties hereto.

21.6.    Governing Law.

                  This Agreement shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of New York excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

                  If you are in agreement with the foregoing, please sign the form of agreement on the accompanying counterpart of this Agreement and return it to the Company, whereupon the foregoing shall become a binding agreement between you and the Company.

                                                 Very truly yours,

                                                 FRANKLIN COVEY CO.


                                          By  /s/ John L. Theler
                                              Name:  John L. Theler
                                              Title:   Executive Vice President/
                                                       Chief Financial Officer

The foregoing is hereby
agreed to as of the
date thereof.

TEACHERS INSURANCE AND ANNUITY
  ASSOCIATION OF AMERICA

                                            JJD
By   /s/ Charles C. Thompson III
     Name:  Charles C. Thompson III
     Title:    Managing Director


MASSACHUSETTS MUTUAL LIFE INSURANCE
  COMPANY

                                            JMH
By   /s/ Mark A. Ahmed
     Name:  Mark A. Ahmed
     Title:   Managing Director


MML BAY STATE LIFE INSURANCE  COMPANY

                                            JMH
By   /s/ Mark A. Ahmed
     Name:  Mark A. Ahmed
     Title:   Managing Director



FORETHOUGHT LIFE INSURANCE COMPANY


By   /s/ Richard L. Sega
     Name:  Richard L. Sega
     Title:   President, Charter Oak Capital Management, Inc.
               its Investment Manager


NORTHERN LIFE INSURANCE COMPANY

                                            CHP
By  /s/ James V. Wittich
     Name:  James V. Wittich
     Title:   Assistant Treasurer


RELIASTAR LIFE INSURANCE COMPANY

                                            CHP
By  /s/ James V. Wittich
     Name:  James V. Wittich
     Title:   Authorized Representative


SECURITY CONNECTICUT LIFE INSURANCE COMPANY

                                            CHP
By  /s/ James V. Wittich
     Name:  James V. Wittich
     Title:   Assistant Treasurer


HARTFORD LIFE INSURANCE COMPANY
By The Hartford Investment Management Company and By Hartford Investment Services, Inc.
its Agents and Attorneys-in-Fact


By  /s/ Betsy Roberts
     Name:  Betsy Roberts
     Title:   Senior Vice President




NATIONWIDE LIFE INSURANCE COMPANY


By   /s/ Edwin P. McCausland, Jr.
     Name:  Edwin P. McCausland, Jr.
     Title:   Senior Vice President
               Fixed-Income Securities

                                             SCHEDULE A




                                  INFORMATION RELATING TO PURCHASERS







============= --------------------------------------------------------------------------- ==========================
                                      A                                                        B

                                                                                          Principal Amount
                                                                                          of Notes
              Name and Address of Purchaser

============= --------------------------------------------------------------------------- ==========================
              TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA                       $32,000,000

============= --------------------------------------------------------------------------- ==========================
    (1)       All payments on account of the Notes shall be made in  immediately available  funds at the  opening  of  business  on the due date by electronic funds transfer (identifying each as FRANKLIN COVEY CO., private placement number 353469 A* 0, 6.64% Senior Notes due 2008, principal,  premium or interest)  through the  Automated  Clearing
              House System to:
============= --------------------------------------------------------------------------- ==========================
              Chase Manhattan Bank
              ABA No. 021-000-021
              New York, New York
              Account of:  Teachers Insurance and Annuity Association of America,
              Account No. 910-2-766475,
              On order of FRANKLIN COVEY CO.
============= --------------------------------------------------------------------------- ==========================
    (2)       Contemporaneous with the above electronic funds transfer, advice setting forth (1) the full name, private placement number, interest rate and maturity date of the Notes, (2) the allocation of payment between principal, interest, premium or any other payment, and (3) the name and address  of the  bank  from  which  payment  was  made,  shall  be delivered, mailed or telecopied to:
============= --------------------------------------------------------------------------- ==========================
              Teachers Insurance and Annuity
                Association of America
              730 Third Avenue
              New York, New York  10017
              Attention:  Securities Accounting Division
              Phone:      (212) 916-4188
              Facsimile:  (212) 916-6199
============= --------------------------------------------------------------------------- ==========================
    (3)       Address for all other communications:
============= --------------------------------------------------------------------------- ==========================
              Teachers Insurance and Annuity
                Association of America
              730 Third Avenue
              New York, New York  10017
              Attention:  Securities Division,
                                Private Placements
              Phone:   (212) 916-5907
                                or
                       (212) 490-9000 (general number)
              Facsimile:        (212) 916-6583




============= --------------------------------------------------------------------------- ==========================
              MASSACHUSETTS MUTUAL LIFE                                                   $14,500,000
              INSURANCE COMPANY                                                           (to be evidenced by two
              1295 State Street                                                           Notes in the respective
              Springfield, MA  01111                                                      principal amounts of
              Attention:  Securities Investment Division                                  $11,000,000 and
              MaryAnn McCarthy, Managing Director                                         $3,500,000)
============= --------------------------------------------------------------------------- ==========================
    (1)       Payments:
============= --------------------------------------------------------------------------- ==========================
              All payments on account of the Notes shall be made by crediting in the form of bank wire transfer of Federal or other immediately available funds (identifying each payment as FRANKLIN COVEY CO. 6.64% Senior Notes due 2008, interest and principal):
============= --------------------------------------------------------------------------- ==========================
              (a)      with respect to the $11,000,000 Note, to:
============= --------------------------------------------------------------------------- ==========================
                       Citibank, N.A.
                       111 Wall Street
                       New York, NY  10043
                       ABA No. 021000089
                       for credit to the account of MassMutual
                       Long Term Pool
                       Account No. 4067-3488
                       Re:  Description of security, principal and interest split
============= --------------------------------------------------------------------------- ==========================
              (b)      with respect to the $3,500,000 Note, to:
============= --------------------------------------------------------------------------- ==========================
                       Chase Manhattan Bank, N.A.
                       Four Chase MetroTech Center
                       New York, New York  10081
                       ABA No. 021000021
                       for credit to the account of MassMutual Pension Management
                       Account No. 910-2594018
                       Re:  Description of security, principal and interest split
============= --------------------------------------------------------------------------- ==========================
              With telephone advice of payment to the Securities Custody and Collection
              Department of Massachusetts Mutual Life Insurance Company at (413)
              744-3878
============= --------------------------------------------------------------------------- ==========================
    (2)       Payment Notices:
============= --------------------------------------------------------------------------- ==========================
              Notices with respect to payments to be addressed to:

              1295 State Street
              Springfield, MA  01111

              Attention:        Securities Custody and
                                Collection Department
                                F 381
============= --------------------------------------------------------------------------- ==========================
    (3)       All other notices and communications to be addressed as follows:

              1295 State Street
              Springfield, MA  01111
              Attention:  Securities Investment Division

              Tax identification no. 04-1590850.




============= --------------------------------------------------------------------------- ==========================
              MML BAY STATE LIFE INSURANCE COMPANY                                        $500,000
              c/o MASSACHUSETTS MUTUAL LIFE
                 INSURANCE COMPANY
              1295 State Street
              Springfield, MA  01111
              Attention:  Securities Investment Division
              MaryAnn McCarthy, Managing Director
============= --------------------------------------------------------------------------- ==========================
    (1)       Payments:
============= --------------------------------------------------------------------------- ==========================
              All payments on account of the Notes shall be made by crediting in the form of bank wire transfer of Federal or other immediately available funds (identifying each payment as FRANKLIN COVEY CO. 6.64% Senior Notes due 2008, interest and principal), to:
============= --------------------------------------------------------------------------- ==========================
                       Chase Manhattan Bank, N.A.
                       Four Chase MetroTech Center
                       New York, New York  10081
                       ABA No. 021000021
                       for credit to the account of MML Bay Street
                       Account No. 910-2481026
                       Re:  Description of security, principal and interest split
============= --------------------------------------------------------------------------- ==========================
              With telephone advice of payment to the Securities Custody and Collection
              Department of Massachusetts Mutual Life Insurance Company at (413)
              744-3878
============= --------------------------------------------------------------------------- ==========================
    (2)       Payment Notices:
============= --------------------------------------------------------------------------- ==========================
              Notices with respect to payments to be addressed to:

              1295 State Street
              Springfield, MA  01111

              Attention:        Securities Custody and
                                Collection Department
                                F 381
============= --------------------------------------------------------------------------- ==========================
    (3)       All other notices and communications to be addressed as follows:

              1295 State Street
              Springfield, MA  01111
              Attention:  Securities Investment Division

              Tax identification no. 43-0581430




============= --------------------------------------------------------------------------- ==========================
              FORETHOUGHT LIFE INSURANCE COMPANY                                          $5,000,000
              Forethought Center
              Batesville, IN  47006
============= --------------------------------------------------------------------------- ==========================
    (1)       Payments:
============= --------------------------------------------------------------------------- ==========================
              All payments on or in respect of the Notes to be by bank wire transfer of
              Federal or other immediately available funds (identifying each payment as
              FRANKLIN COVEY CO.,  private  placement  number 353469 A* 0, 6.64%
              Senior Notes due 2008, interest and principal) to:
============= --------------------------------------------------------------------------- ==========================
                       Fifth Third Bank
                       ABA # 042000314
                       Beneficiary Account # 71575856
                       Further credit to:  A/C 010032247500
                       Attn:  David Miller (513-579-5185)
============= --------------------------------------------------------------------------- ==========================
    (2)       Notices:
============= --------------------------------------------------------------------------- ==========================
              All notices of payment,  on or in respect of the Notes and written confirmation of each such payment to:
============= --------------------------------------------------------------------------- ==========================
                       Charter Oak Capital Management, Inc.
                       One Financial Plaza, 17th Floor
                       Hartford, CT  06156

              with a copy to:
============= --------------------------------------------------------------------------- ==========================
                       The Fifth Third Bank
                       38 Fountain Square Plaza
                       Cincinnati, OH  45263
                       Attn:  David Miller, ML  I090E5
============= --------------------------------------------------------------------------- ==========================
    (3)      All other notices and communications to:
============= --------------------------------------------------------------------------- ==========================
                       Forethought Life Insurance Company
                       Forethought Center
                       Batesville, IN  47006
============= --------------------------------------------------------------------------- ==========================
              with a copy to:

              Massachusetts Mutual Life Insurance Company
              1295 State Street
              Springfield, MA  01111
              Attention:  Securities Investment Division
============= --------------------------------------------------------------------------- ==========================
              Tax identification no. 06-1016329




============= --------------------------------------------------------------------------- ==========================
              NORTHERN LIFE INSURANCE COMPANY                                             $8,000,000
============= --------------------------------------------------------------------------- ==========================
    (1)       Deliver securities to:

                       ReliaStar Investment Research, Inc.
                       100 Washington Square, Suite 800
                       Minneapolis, MN  55401-2121
                       Attn: Bret Brunner
============= --------------------------------------------------------------------------- ==========================
    (2)       Wire payments to:

                       US Bank, N.A./Mpls.
                       601 2nd Avenue S., Mpls, MN
                       Acct# 160232376105
                       Bank ABA# 091000022
                       Attn: Securities Accounting
                       Ref: Issuer, CUSIP, Coupon &
                                Maturity

                       Payments   must  be   accompanied   by  a  full  security
                       description.
============= --------------------------------------------------------------------------- ==========================
    (3)       Correspondence and notices to:

                       ReliaStar Investment Research
                       100 Washington Square, Suite 800
                       Minneapolis, MN  55401-2121
                       Ref: Chris Patton
                       Tel:  (612) 342-7576
                       Fax:  (612) 372-5368
============= --------------------------------------------------------------------------- ==========================
              Taxpayer I.D. Number: 41-1295933




============= --------------------------------------------------------------------------- ==========================
              RELIASTAR LIFE INSURANCE COMPANY                                            $3,000,000
============= --------------------------------------------------------------------------- ==========================
    (1)       Deliver securities to:

                       ReliaStar Investment Research, Inc.
                       100 Washington Square, Suite 800
                       Minneapolis, MN  55401-2121
                       Attn: Bret Brunner
============= --------------------------------------------------------------------------- ==========================
    (2)       Wire payments to:

                       US Bank, N.A./Mpls.
                       601 2nd Avenue S., Mpls, MN
                       Acct# 110240014461
                       Bank ABA# 091000022
                       Attn: Securities Accounting
                       Ref: Issuer, CUSIP, Coupon &
                                Maturity

                       Payments   must  be   accompanied   by  a  full  security
                       description.
============= --------------------------------------------------------------------------- ==========================
    (3)       Correspondence and notices to:

                       ReliaStar Investment Research
                       100 Washington Square, Suite 800
                       Minneapolis, MN  55401-2147
                       Ref: Chris Patton
                       Tel:  (612) 342-7576
                       Fax:  (612) 372-5368
============= --------------------------------------------------------------------------- ==========================
              Taxpayer I.D. Number: 41-0451140




============= --------------------------------------------------------------------------- ==========================
              SECURITY CONNECTICUT LIFE                                                   $2,000,000
                 INSURANCE COMPANY
============= --------------------------------------------------------------------------- ==========================
              Note to be registered in the name of "SIGLER & CO."
============= --------------------------------------------------------------------------- ==========================
    (1)       Deliver securities to:
============= --------------------------------------------------------------------------- ==========================
                       ReliaStar Investment Research, Inc.
                       100 Washington Square, Suite 800
                       Minneapolis, Minnesota  55401-2121
                       Attn:  Bret Brunner
============= --------------------------------------------------------------------------- ==========================
    (2)       Wire payments to:
============= --------------------------------------------------------------------------- ==========================
                       Chase Manhattan Bank
                       New York, New York
                       Bank ABA #:  021-000-021
                       Beneficiary Acct. #:  544755102
                       Reference:  Sigler & Co. (Nominee name)
                       Tax I.D. #:  13-3641527
                       F/C # BS72152-07
                       Ref:  Issuer, CUSIP, Coupon & Maturity
============= --------------------------------------------------------------------------- ==========================
                       Payments must be accompanied by a full security description
============= --------------------------------------------------------------------------- ==========================
    (3)       Correspondence and notices to:
============= --------------------------------------------------------------------------- ==========================
                       ReliaStar Investment Research
                       100 Washington Square, Suite 800
                       Minneapolis, MN  55401-2147
                       Ref: Chris Patton
                       Tel:  (612) 342-7576
                       Fax:  (612) 372-5368

              Taxpayer I.D. Number:  35-1468921 (Security Connecticut Life)
============= --------------------------------------------------------------------------- ==========================
    (4) For written notices to Bank for payment collection:

                       Sigler & Co.
                       c/o Chase Manhattan Bank
                       Dept. # 3492
                       P.O. Box 50000
                       Newark, New Jersey 07101-8006




============= --------------------------------------------------------------------------- ==========================
              HARTFORD LIFE INSURANCE COMPANY                                             $10,000,000
                                                                                          (to be evidenced by two
                                                                                          Notes in the respective
                                                                                          principal amounts of
                                                                                          $5,000,000 each)
============= --------------------------------------------------------------------------- ==========================
    (1)       All  payments  on  account  of the  Notes  shall  be  made by wire transfer of immediately available funds to:
============= --------------------------------------------------------------------------- ==========================
              (a)      with respect to the first Note, to:
============= --------------------------------------------------------------------------- ==========================
                       Chase Manhattan Bank
                       4 New York Plaza
                       New York, New York  10004
                       Bank ABA No. 021000021
                       Chase NYC/Cust
                       A/C # 900-9-000200 for F/C/T G06612-HVA
                       Attn:  Bond Interest/Principal - Franklin
                       Covey Co. PPN# 353469A* 0  6.64% due 4/30/08
                       Prin $____________Int $____________
============= --------------------------------------------------------------------------- ==========================
              (b)      with respect to the second Note, to
============= --------------------------------------------------------------------------- ==========================
                       Chase Manhattan Bank
                       4 New York Plaza
                       New York, New York  10004
                       Bank ABA No. 021000021
                       Chase NYC/Cust
                       A/C # 900-9-000200 for F/C/T G06641-CRC
                       Attn:  Bond Interest/Principal - Franklin
                       Covey Co. PPN# 353469A* 0  6.64% due 4/30/08
                       Prin $____________Int $____________

============= --------------------------------------------------------------------------- ==========================
              with sufficient information to identify the source and application of such funds
============= --------------------------------------------------------------------------- ==========================
    (2)       All  notices  of  payments  and  written  confirmations  of  such  wire transfers:
============= --------------------------------------------------------------------------- ==========================
                       The Hartford Investment Management Company
                       c/o Portfolio Support
                       P.O. Box 1744
                       Hartford, Connecticut 06144-1744
                       Fax:  (860) 297-8875/8876
============= --------------------------------------------------------------------------- ==========================
    (3)       All other communications:
============= --------------------------------------------------------------------------- ==========================
                       The Hartford Investment Management Company
                       c/o Investment Department - Private Placements
                       P.O. Box 1744
                       Hartford, Connecticut  06144-1744
                       Fax:  (860) 297-8884
============= --------------------------------------------------------------------------- ==========================
    (4)       Physical Delivery of Notes:
============= --------------------------------------------------------------------------- ==========================
                       Chase Manhattan Bank
                       4 New York Plaza
                       New York, New York  10004
                       Attn:  Betty Carrera
                       Custody Account Numbers: G06612-HVA and
                       G06641-CRC, respectively, must appear on the
                       outside of the envelopes (as applicable)

============= --------------------------------------------------------------------------- ==========================
              Tax identification no. 06-0974148




============= --------------------------------------------------------------------------- ==========================
              NATIONWIDE LIFE INSURANCE COMPANY                                           $10,000,000


============= --------------------------------------------------------------------------- ==========================
    (1)       All payments on account of the Notes shall be made by Federal wire transfer of immediately available funds (identifying each payment as
              Franklin Covey Co. 6.64% Senior Notes due  2008, principal, interest or premium, if any) to:
============= --------------------------------------------------------------------------- ==========================
              By Wire:

                       The Bank of New York
                       ABA # 021000018
                       BNF:  IOC566
                       F/A/O Nationwide Life Insurance Co.
                       Attention:  P & I Department
                       PPN# 353469 A* 0
                       Security Description _____________________
============= --------------------------------------------------------------------------- ==========================
              By Mail:

                       Nationwide Life Insurance Company
                       c/o The Bank of New York
                       Attention:  P & I Department
                       P.O. Box 19266
                       Newark, NJ  07195
============= --------------------------------------------------------------------------- ==========================
    (2)       All notices of payment on or in respect to the Notes should be sent to:
============= --------------------------------------------------------------------------- ==========================
                       Nationwide Life Insurance Company
                       c/o The Bank of New York
                       P.O. Box 19266
                       Attention:  P & I Department
                       Newark, NJ  07195

              With a copy to:
============= --------------------------------------------------------------------------- ==========================
                       Nationwide Life Insurance Company
                       Attention:  Investment Accounting (1-32-05)
                       One Nationwide Plaza
                       Columbus, Ohio  43215-2220
============= --------------------------------------------------------------------------- ==========================
    (3)       All  other  correspondence  (such as annual  reports,  statements, waivers, amendments) should be mailed to:
============= --------------------------------------------------------------------------- ==========================
              Nationwide Life Insurance Company
              Attention:  Corporate Fixed-Income Securities (1-33-07)
              One Nationwide Plaza
              Columbus, Ohio  43215-2220
============= --------------------------------------------------------------------------- ==========================