Form 10-K
period 1998-08-31
FRANKLIN COVEY CO
filed 1998-11-25
CIK 886206

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                               FRANKLIN COVEY CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Utah                      001-11107                 87-0401551
--------------------------   ----------------------     ----------------------
(State or other jurisdiction  (Commission File No.)         (IRS Employer
   of incorporation)                                       Identification No.)
                           2200 West Parkway Boulevard
                         Salt Lake City, Utah 84119-2331
       ------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

          Registrant's telephone number, including area code:  (801) 817-1776

          Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange on Which
          Title of Each Class                         Registered
--------------------------------------   ---------------------------------------
      Common Stock, $.05 Par Value             New York Stock Exchange


[ ]       Securities registered pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant on November 1, 1998, based upon the closing sale price of the Common Stock of $19.75 per share on that date, was approximately $419,907,554. Shares of the Common Stock held by each officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded.

     As of November 1, 1998, the Registrant had 21,261,142 shares of Common Stock outstanding.

                     DOCUMENTS  INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference in Parts, II, III and IV of this Form 10-K: (1) Registrant's Annual Report to
Shareholders,  for the fiscal year ended  August 31, 1998 (Parts II and IV), and
(2) Proxy Statement for Registrant's Annual Meeting of Shareholders which is scheduled to be held on January 8, 1999 (Part III).

                                               INDEX TO FORM 10-K

                                                                                                     Page

PART I     .............................................................................................1

Item 1.    BUSINESS.....................................................................................1
           General......................................................................................1
           Franklin Covey Products......................................................................2
                  Planners .............................................................................2
                  Binders  .............................................................................2
                  Software .............................................................................3
                  Personal Development Products.........................................................3
           Training, Facilitation and Consulting Services...............................................3
                  Workshops.............................................................................4
                  Personal Coaching.....................................................................5
           Sales and Marketing..........................................................................5
                  Products .............................................................................5
                           Catalog  ....................................................................5
                           Retail Stores................................................................5
                           Direct Product...............................................................6
                  Training Sales........................................................................6
                  Printing Services.....................................................................7
           Strategic Distribution Alliances.............................................................7
           International Operations.....................................................................7
           Clients......................................................................................8
           Competition..................................................................................8
                  Training .............................................................................8
                  Consulting............................................................................8
                  Products .............................................................................8
           Manufacturing................................................................................8
           Trademarks, Copyrights and Intellectual Property.............................................9
           Employees...................................................................................10

Item 2.    PROPERTIES..................................................................................10

Item 3.    LEGAL PROCEEDINGS...........................................................................10

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................10

PART II   .............................................................................................11

Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS....................11

Item 6.    SELECTED FINANCIAL DATA.....................................................................11

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......11

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................11

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........11

PART III   ............................................................................................12

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................12

Item 11.   EXECUTIVE COMPENSATION......................................................................12

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................12

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................12

PART IV    ............................................................................................13

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............................13
           (a)    Documents Filed......................................................................13
                  1.       Financial Statements........................................................13
                  2.       Exhibit List................................................................14
           (b)    Reports on Form 8-K..................................................................15
           (c)    Exhibits.............................................................................15
           (d)    Financial Statement Schedule.........................................................15

SIGNATURES.............................................................................................16

                                     PART I


Item 1.  BUSINESS

GENERAL

     Franklin Covey Co. (the "Company" or "Franklin Covey") is an international professional services and leadership development firm dedicated to increasing the effectiveness of individuals and organizations. To achieve that goal, the Company provides consulting services, seminars and workshops, educational materials, publications and products designed to empower individuals and organizations to become more effective. The offerings include a comprehensive time and life management system that enables individuals to better manage their time by identifying goals and prioritizing the tasks necessary to achieve them. The Company also provides training, consulting services and products designed to improve written and oral business communication skills. Franklin Covey also offers book and commercial printing services. To facilitate implementation of the principles it teaches, the Company produces and markets its primary product, the Franklin Planner(R).

     The basic Franklin Planner consists of a paper-based, two-page per day Franklin Covey planning system combined with a seven-ring binder, a variety of planning aids, weekly, monthly and annual calendars and personal management sections. The Franklin Planner can also be purchased in one-page per day or two-page per week versions. The Company offers various forms and accessories that allow users to expand and customize their Franklin Planner. Franklin Covey markets the Franklin Planner and accessory products directly to organizations, and through its sales catalog and retail stores. At August 31, 1998, Franklin Covey had 120 domestic retail stores located in 36 states and the District of Columbia. A significant percentage of the users of the Franklin Planner continue to purchase a renewal planner each year, creating substantial recurring sales.

     The principles taught in the Company's curriculum have also been published, in many cases, in book and audio tape form. Books sold by the Company include THE 7 HABITS OF HIGHLY EFFECTIVE PEOPLE, PRINCIPLE-CENTERED LEADERSHIP, FIRST THINGS FIRST, and THE 7 HABITS OF HIGHLY EFFECTIVE FAMILIES, all by Stephen R. Covey, THE 10 NATURAL LAWS OF TIME AND LIFE MANAGEMENT by Hyrum W. Smith, THE POWER PRINCIPLE by Blaine Lee and THE 7 HABITS OF HIGHLY EFFECTIVE TEENS, by Sean Covey. These books, as well as audio tape versions of many of these products, are sold through general retail channels, as well as through the Company's own catalog and retail stores.

     Product sales, consisting primarily of the Franklin Planner and related products, accounted for 62.9% of the Company's sales during the year ended August 31, 1998.

     Franklin Covey provides its effectiveness training materials to business, industry, educational institutions, communities and individuals. The Company sells its services to the organizational market through its own direct sales force. The Company delivers its training services to organizations in one of three ways:

1. Franklin Covey consultants provide on-site consulting or training classes for organizations. In these situations, the Franklin Covey consultant can tailor the curriculum to the client's specific business and objectives.

2. The Company also conducts public seminars in more than 200 cities throughout the United States, where organizations can send their employees in smaller numbers. These public seminars are also marketed directly to the public through the Company's catalog, retail stores, and by direct mail.

3. The Company's programs are also designed to be facilitated by licensed professional trainers and managers in client organizations, reducing dependence on the Company's professional presenters, and creating continuing revenue as participant materials are purchased for trainees by these facilitators.

     In fiscal 1998, the Company provided products and services to 80 of the Fortune 100 and more than 75% of the Fortune 500. The Company also provides its products and services to a number of U.S. and foreign governmental agencies, including the U.S. Department of Defense, as well as educational institutions. The Company also markets its services and products internationally outside the United States and Canada (in 34 countries) through Company-owned direct operations and/or licensed operations.

     Professional services, including training presented by client facilitators, accounted for 32.0% of the Company's sales, representing more than 750,000 individuals trained, during the year ended August 31, 1998.

     In December 1995, the Company acquired the assets of Productivity Plus, Inc. ("Productivity Plus"), a time management company headquartered in Chandler, Arizona. Productively Plus offers a paper-based, refillable planner/organizer and accessories principally to customers in branches of the U.S. military.

     Effective October 1, 1996, the Company acquired the assets of TrueNorth Corporation ("Personal Coaching"), a training company headquartered in Salt Lake City, Utah. Personal Coaching provides post-instruction personalized coaching to corporations and individuals to augment the effectiveness and duration of quality training curricula.

     Effective March 4, 1997, the Company acquired the assets of Premier Agendas, Inc., and Premier School Agendas, Ltd. (collectively, "Premier"), the leading provider of academic and personal planners for students from kindergarten to college throughout the United States and Canada. Premier has a user base of approximately twelve million students.

     Effective June 2, 1997, Covey Leadership Center, Inc. ("Covey") was merged with and into the Company (the "Merger") and the name of the Company was changed to Franklin Covey Co. Management believes that the Merger positions the Company as a leading provider of products and training services designed to increase the effectiveness of individuals and organizations. The Merger broadened the range of products and services offered to include Covey's top-rated leadership programs, "The 7 Habits of Highly Effective People(R)" and "Principle-Centered Leadership(R)," increased the Company's capacity to develop and market new programs and products and created the potential for significant efficiencies and synergies as distribution and production facilities were combined.

     Unless the context requires otherwise, all references to the "Company" or to "Franklin Covey" herein refer to Franklin Covey Co. and each of its operating divisions and subsidiaries. The Company's principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331 and its telephone number is (801) 817-1776.

FRANKLIN COVEY PRODUCTS

     Based upon its belief that organizational and individual productivity require effective time management, the Franklin Planner has been developed as the basic tool for implementing the principles of Franklin Covey's time management system. The Franklin Planner consists of a paper-based Franklin Covey planning system, a binder in which to carry it, various planning aids, weekly, monthly and annual calendars as well as personal management sections. Franklin Covey offers a broad line of renewal planners, forms and binders for the Franklin Planner, which are available in various sizes and styles. During the fiscal year ended August 31, 1998, product sales, consisting primarily of the Franklin Planner and related products, amounted to $343.8 million and accounted for 62.9% of Franklin Covey's sales during the period.

     PLANNERS. Planners, forms, tabs, and retail kits generated more than $137 million in total sales during fiscal 1998. Planner renewals are available for the Franklin Planner in five sizes and various styles and consist of daily or weekly formats, appointment schedules, task lists, monthly calendars, daily expense records, daily record of events, and personal management pages for an entire year. Annual Renewal Planners range in price from $18.00 to $37.00. The Master Pack, which includes personal management tabs, a guide to using the planner, a pagefinder and weekly compass cards completes a Franklin Planner. The Master Pack price ranges from $6.00 to $7.00.

     BINDERS. Franklin Covey offers binders and accessories (briefcases, portfolios, wallets/purses, leather care products, etc.) in a variety of materials, styles and Franklin Planner sizes. These materials include high quality leathers, fabrics, synthetics and vinyls in a variety of color and design options. Binder styles include zipper closures, snap closures, and open formats with pocket configurations to accommodate credit cards, business cards, checkbooks and writing instruments. Category products pricing ranges from $3.00 to $300.00.

     SOFTWARE. The Company also offers its ASCEND(R) program, a complete Personal Information Management ("PIM") system which can be used in conjunction with the paper-based Franklin Planner or used as a stand-alone PIM system. ASCEND permits users to generate and print data on Franklin Covey paper which can be inserted directly into the Franklin Planner. The ASCEND program operates in both the Windows(R) and Macintosh(R) environments. Franklin Covey offers ASCEND at a retail price of $99.95 which includes all necessary software, related tutorials and reference manuals. Franklin Covey offers ASCEND through nationwide retail software stores, in its own retail stores and catalog, and a specially-designed "home user" version through Sam's Club and Price Costco. Franklin Covey is also an OEM provider of the PalmPilotTM which includes the ASCEND software. The PalmPilot is a handheld electronic device manufactured by 3Com(R). The PalmPilot has become another successful planning tool offered by the Company through its catalog and retail store operations. The Company has introduced products that can add paper-based planning to the electronic planner as well as binders and carrying cases specific to the PalmPilot.

     PERSONAL DEVELOPMENT PRODUCTS. To supplement its principal products, Franklin Covey offers a number of accessories and related products, including books, video tapes and audio cassettes focused on time management, leadership, personal improvement and other topics. The Company also markets a variety of content-based personal development products. These products include books, PrioritiesTM magazine, audio learning systems such as multi-tape and workbook sets, CD-ROM software products, calendars, posters and other specialty name brand items. The Company has also identified the home and family market for development of principle-centered personal development products. Franklin Covey published and launched Dr. Covey's latest book, THE 7 HABITS OF HIGHLY EFFECTIVE FAMILIES, in October 1997. The Company offers numerous accessory forms, including check registers, spread sheets, stationery, mileage logs, maps, menu planners, shopping lists and other information management and project planning forms. The Company's accessory products and forms are generally available in the Franklin Planner sizes.

TRAINING, FACILITATION AND CONSULTING SERVICES

     Franklin Covey's training, facilitation and consulting services are marketed and delivered in the United States by the Company's Professional Services Group, which consists of talented consultants selected through a competitive and demanding process and highly qualified sales professionals.

     Franklin  Covey  currently  employs  144  training   consultants  in  major
metropolitan areas of the United States and an additional 39 training consultants outside of the United States. Training consultants are selected from a large number of experienced applicants. These consultants generally have several years of training and/or consulting experience and excellent presentation skills. Once selected, the training consultant goes through a rigorous training program including multiple live presentations. The training program ultimately results in the Company's certification of the consultant. Franklin Covey believes that the caliber of its training consultants has helped build its reputation of providing high quality seminars. The Company's Professional Services Group can also help organizational clients diagnose inefficiencies in their organization and design the core components of a client's organizational solutions. The efforts of the consultants are enhanced by several proprietary consulting tools the Company has designed for their use:
Organizational Health Assessment(TM) ("OHA"), used to assess client needs; the Organizational Effectiveness Cycle(TM) ("OE-Cycle(TM)"), utilized for organizational diagnosis and re-design; and the Principle-Centered Organizational Change Process(TM) ("PCOC Process(TM)"), a rigorous methodology for organizational change management.

     Franklin Covey's Professional Services Group is organized in sales teams in order to assure that both the consultant and the client sales professional participate in the development of new business and the assessment of client needs. Consultants are then entrusted with the actual delivery of content, seminars, processes and other solutions. Consultants follow up continuously with client service teams, working with them to develop lasting client impact and ongoing business opportunities.

     WORKSHOPS. Franklin Covey offers a range of workshops designed to empower organizations and individuals to effect principle-centered leadership and change. The Company's workshops are oriented to address each of the four levels of leadership needs: personal, interpersonal, managerial and organizational. In addition, the Company believes each of its workshops provides an impactful experience and frequently generates additional business. During fiscal 1998, more than 750,000 individuals were trained using the Company's curriculum in its single and multiple-day workshops and seminars.

     Franklin Covey's workshops include its three-day 7 Habits workshop based upon the material presented in THE 7 HABITS OF HIGHLY EFFECTIVE PEOPLE. The 7 HABITS workshop provides the foundation for continued client relationships and generates more business as the Company's content and application tools are delivered deeper into the organization. Additionally, a three-day PRINCIPLE-CENTERED LEADERSHIP course is offered, which focuses on the managerial aspects of client needs.

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

     Franklin Covey's single-day TIMEQUEST seminar and FIRST THINGS FIRST workshop are designed to complement other Company curricula and compete in the time management industry. These time management seminars are conducted by the Company's training consultants for employees of clients and in public seminars throughout the United States and in many foreign countries. Public seminars and workshops utilizing the FIRST THINGS FIRST curriculum are also conducted in the United States by SkillPath, Inc. ("SkillPath"), a national provider of training seminars and workshops, under a license arrangement between Franklin Covey and SkillPath. These courses are conducted using the materials presented in the books titled THE 10 NATURAL LAWS OF TIME AND LIFE MANAGEMENT and FIRST THINGS FIRST. In October 1998, the Company launched a new time management seminar titled "WHAT MATTERS MOST(R)." This new seminar includes content from both pre-existing time management seminars and has added new material to create a new and improved time management curriculum. Though there are still many licensed trainers for TIMEQUEST and FIRST THINGS FIRST, the Company intends for the new WHAT MATTERS MOST seminar to replace the other time management seminars. The Company offers a number of other single-day seminars and workshops including PRESENTATION ADVANTAGE(TM), a seminar helping individuals and organizations make more effective business presentations; WRITING ADVANTAGE(R), a seminar that teaches better business writing and communication skills; PLANNING FOR RESULTS(TM); BUILDING TRUST(TM); and POWER OF UNDERSTANDING(TM). The Company's training consultants conduct these seminars and workshops for employees of institutional clients and public seminar participants.

     In addition to providing consultants and presenters, Franklin Covey also trains and certifies client facilitators to teach selected Company workshops within the client's organization. Franklin Covey believes client-facilitated training is important to its fundamental strategy to create recurring client revenue streams. After having been certified, clients purchase manuals, profiles, planners and other products to conduct training workshops within their organization, generally without the Company repeating the sales process. This creates an annuity-type business, providing recurring revenue, especially when combined with the fact that curriculum content in one course leads the client to additional participation in other Company courses. Since 1988, Franklin Covey has trained more than 19,000 client facilitators. Client facilitators are certified only after graduating from one of Franklin Covey's certification workshops and completing post-course certification requirements.

     Franklin Covey regularly sponsors public seminars in cities throughout the United States and in several foreign countries. The frequency of seminars in each city or country depends on the concentration of Franklin Covey clients, the level of promotion and resulting demand, and generally ranges from semi-monthly to quarterly. Smaller institutional clients often utilize the public seminars to train their employees.

     In fiscal 1996, Franklin Covey introduced the Franklin Covey Leadership Library series of video workshops. The Franklin Covey Leadership Library is a series of stand-alone video workshops that can be used in informal settings as discussion starters, in staff meetings or as part of an in-house leadership development program.

     PERSONAL COACHING. Franklin Covey offers post-seminar training in the form of personal coaching. The Company employs 41 coaches that interact with clients on the telephone to help them implement the training from the seminar they have taken. The Company offers personal coaching for some of its own curriculum as well as seminars offered by other training companies.

     Sales of training services for the year ended August 31, 1998 were $174.9 million and accounted for 32.0% of Franklin Covey's total sales during the period.

SALES AND MARKETING

     The following table sets forth, for the periods indicated, the Company's sales and percentage of total sales for each of its principal distribution channels:

                                                                    Year Ended August 31,
                                        ------------------------------------------------------------------------------

                                                   1998                       1997                        1996
                                        -------------------------  -------------------------- ------------------------
Product Sales........................... $343,832        62.9%      $301,687        69.6%       $236,039      71.1%
Training Services.......................  174,927         32.0       107,417         24.8         70,812       21.3
Printing Services.......................   27,853          5.1        24,168          5.6         25,155        7.6
                                        ==============================================================================
     Total Sales........................ $546,612       100.0%      $433,272       100.0%       $332,006     100.0%
                                        ==============================================================================

     PRODUCTS. Franklin Covey uses catalogs, retail stores and a direct product sales force to market its products to organizations and individuals.

          CATALOG. Franklin Covey periodically mails catalogs to its clients, including a reference catalog, holiday catalog, catalogs timed to coincide with planner renewals and catalogs related to special events, such as store openings or new product offerings. Catalogs may be targeted to specific geographic areas or user groups as appropriate. Catalogs are typically printed in full color with an attractive selling presentation highlighting product benefits and features.

          Franklin Covey maintains a client service department which clients may call toll-free, 24 hours a day, Monday through Saturday, to inquire about a product or to place an order. Through Franklin Covey's computerized order entry system, client representatives have access to client preferences, prior orders, billings, shipments and other information on a real-time basis. Each of the Company's more than 375 customer service representatives has the authority to immediately solve any client service problem.

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

          RETAIL STORES. Beginning in late 1985, Franklin Covey began opening retail stores in areas of high client density. The initial stores were generally located in lower traffic destination locations. The Company has since adopted a strategy of locating retail stores in high-traffic retail centers, primarily large shopping malls, to serve existing clients and to attract increased numbers of walk-in clients. Franklin Covey believes that higher costs associated with locating retail stores in these centers have been offset by increased sales in these locations. Franklin Covey's retail stores, which average approximately 2,000 square feet, are stocked almost entirely with Franklin Covey products. The Company's retail stores strategy focuses on providing exceptional client service at the point of sale that Franklin Covey believes increases client satisfaction as well as the frequency and volume of purchases. At August 31, 1998, Franklin Covey had 120 domestic retail stores located in 36 states and the District of Columbia.

          Franklin Covey attracts existing clients to its retail stores by informing them of store openings through direct mail advertising. The Company believes that its retail stores encourage walk-through traffic and impulse-buying and that store clients are a source of participants for Franklin Covey's public seminars. The stores have also provided the Company with an opportunity to assess client reaction to new product offerings.

          Franklin Covey believes that its retail stores have a high-end image consistent with its marketing strategy. Franklin Covey's products are generally grouped in sections supporting the different sizes of the Franklin Planner. Products are attractively presented and displayed with an emphasis on integration of related products and accessories. Stores are staffed with a manager, an assistant manager and additional sales personnel as needed. Franklin Covey employees have been trained to use the Franklin Planner, enabling them to assist and advise clients in selection and use of the Company's products. During peak periods, additional personnel are added to promote prompt and courteous client service.

          In November 1998, the Company completed an agreement to sell selected Franklin Planners and binders through Office Depot, a mass-market retail operation with approximately 580 stores. The agreement allows Office Depot to market and sell selected Franklin Planners, renewal planners, master packs, binders and accessories in a four-foot retail shelf location in their stores. The Company anticipates that this relationship will allow its products to become more readily available to its current customer base as well as attract new customers to the planning system. The Company believes that additional anticipated revenues will more than offset the anticipated lower margins from selling product through this channel.

          DIRECT PRODUCT. As part of its strategy to adapt Franklin Covey's services and products to additional market segments, the Company develops and markets customized forms, pagefinders, tabs, binders and sales and training materials for specific applications such as for use by salespersons, real estate professionals and government employees. Franklin Covey believes that the Franklin Planner is effective in communicating uniform marketing plans, product information and procedures to large numbers of employees, sales representatives and distributors.

          In January 1998, the Company formed an alliance with the At-A-Glance group to sell its products through the category contract stationer channel. At-A-Glance wholesales other products to contract stationer businesses such as Boise Cascade, Office Express and Staples, which in turn sell office products through catalog order entry systems to businesses and organizations. The Company signed an agreement to have At-A-Glance represent a selected Franklin Planner product line through this office products channel. The Company believes that additional anticipated revenues will more than offset the anticipated lower margins from selling product through this channel.

          Premier markets agendas to schools and school districts in order to help teachers and students enhance the learning process. Premier sold more than 12 million agendas in fiscal 1998 mostly in the United States and Canada. Premier has a direct sales force of 115 sales professionals. An agenda consists of a wire-bound notebook with dated pages to help the student keep track of assignments and due dates. Most agendas are customized to include the individual school's rules, regulations, administrators and scheduled events.

          Productivity Plus markets The Ultimate Organizer(TM), an undated, paper-based planner, together with annual renewal calendars and accessories. Approximately 85% of Ultimate Organizer sales are to customers within branches of the U.S. military.

     TRAINING SALES. Franklin Covey's sales professionals market the Company's training and consulting services to institutional clients and public seminar clients.

     Franklin Covey employs 219 sales professionals who service major metropolitan areas throughout the United States and sell training services to institutional clients. Franklin Covey employs an additional 63 sales professionals outside of the United States. Sales professionals must have significant selling experience prior to employment by the Company and are trained and evaluated at Franklin Covey and in their respective sales territories during the first six months of employment. Sales professionals typically call upon persons responsible for corporate employee training, such as corporate training directors or human resource officers. Sales professionals work closely with training consultants in their territories to schedule and tailor seminars and workshops to meet specific objectives of institutional clients.

     Franklin Covey also employs 144 training consultants throughout the United States who present institutional and public seminars in their respective territories and an additional 39 training consultants outside of the United States. Training consultants work with sales professionals and institutional clients to incorporate a client's policies and objectives in seminars and present ways that employee goals may be aligned with those of the institution.

     Public seminars are planned, implemented and coordinated with training consultants by a staff of marketing and administrative personnel at the Company's corporate offices. These seminars provide training for the general public and are also used as a marketing tool for attracting corporate and other institutional clients. Corporate training directors are often invited to attend public seminars to preview the seminar content prior to engaging Franklin Covey to train in-house employees. Smaller institutional clients often enroll their employees in public seminars when a private seminar is not cost effective. In the public seminars, attendees are also invited to provide names of potential persons and companies who may be interested in Franklin Covey's seminars and products. These referrals are generally used as prospects for Franklin Covey's sales professionals.

     PRINTING SERVICES. Through the acquisition of Publishers Press in December 1994, Franklin Covey acquired greater control over printing of the materials for the Franklin Planner and of other related products. Publishers Press also provides book and commercial printing services to clients in the western United States.

STRATEGIC DISTRIBUTION ALLIANCES

     Franklin Covey has pursued an aggressive strategy to create strategic alliances with innovative and respected organizations in an effort to develop effective distribution of its products and services. The principal distribution alliances currently maintained by Franklin Covey are: SIMON & SCHUSTER and GOLDEN FAMILY ENTERTAINMENT in publishing books for the Company; MICROSOFT to market the 7 Habits name in software; WYNCOM to promote and facilitate Dr. Covey's personal appearances and teleconferences; NIGHTINGALE-CONANT to market and distribute audio and video tapes of the Company's book titles; SKILLPATH to market and present the Company's public time management seminars; and AT-A-GLANCE to market and distribute selected Franklin Planners and accessories through catalog office supply channels.

INTERNATIONAL OPERATIONS

     The Company provides products, training and printing services internationally through Company-owned and licensed operations. Franklin Covey has Company-owned operations and offices in Australia, Belgium, Canada, Japan, Mexico, New Zealand and the United Kingdom. These international offices serve organizations and individuals in more than 30 countries. The Company also markets its products and training services to more than 75 countries through licensee and copyright agreements. Franklin Covey operates retail operations in Australia, Canada, Japan and Mexico. Franklin Covey's four most popular books, THE 7 HABITS OF HIGHLY EFFECTIVE PEOPLE, PRINCIPLE-CENTERED LEADERSHIP, THE 10 NATURAL LAWS OF TIME AND LIFE MANAGEMENT and FIRST THINGS FIRST are currently published in multiple languages.

CLIENTS

     Franklin Covey has developed a broad base of institutional and individual clients. The Company has more than 8,000 institutional clients consisting of corporations, governmental agencies, educational institutions and other organizations. The Company believes its products, workshops and seminars encourage strong client loyalty. Employees in each of Franklin Covey's distribution channels focus on providing timely and courteous responses to client requests and inquiries. Institutional clients frequently receive assistance in designing and developing customized forms, tabs, pagefinders and binders necessary to satisfy specific needs.

COMPETITION

     TRAINING. Competition in the organizational training industry is highly fragmented with few large competitors. Franklin Covey estimates that the industry represents more than $6 billion in annual revenues and that the largest traditional organizational training firms have sales in the $200 million range. Based upon Franklin Covey's fiscal 1998 sales of approximately $175 million, the Company believes it is a leading competitor in the organizational training market. Other significant competitors in the leadership training market are Development Dimensions International, Achieve Global (formerly Zenger Miller), Organizational Dynamics Inc., Provant, and the Center for Creative Leadership.

     CONSULTING. Franklin Covey's PCOC change management methodology, which it initiated in 1996, is directly linked to organization and culture change. Effective change is achieved through creating a principle-centered foundation within an organization and by aligning systems and structures with that foundation. Franklin Covey believes its approach to organization and culture change is distinguishable from the approach taken by more traditional change management and re-engineering firms, as Franklin Covey's approach complements rather than competes with the offerings of such firms.

     PRODUCTS. The paper-based time management and personal organization products market is intensely competitive and subject to rapid change. Franklin Covey competes directly with other companies that manufacture and market calendars, planners, personal organizers, appointment books, diaries and related products through retail, mail order and other direct sales channels. In this market, several competitors have widespread name recognition. The Company believes its principal competitors include Day-Timer, At-A-Glance and Day Runner. Franklin Covey also competes, to a lesser extent, with companies that market substitutes for paper-based products, such as electronic organizers, software PIMs and hand-held computers. Franklin Covey's ASCEND software competes directly with numerous other PIMs. Many of Franklin Covey's competitors have significant marketing, product development, financial and other resources.

     Given the relative ease of entry in Franklin Covey's product markets, the number of competitors could increase, many of whom may imitate the Company's methods of distribution, products and seminars, or offer similar products and seminars at lower prices. Some of these companies may have greater financial and other resources than the Company. Franklin Covey believes that the Franklin Planner and related products compete primarily on the basis of user appeal, client loyalty, design, product breadth, quality, price, functionality and client service. Franklin Covey also believes that the Franklin Planner has obtained market acceptance primarily as a result of the high quality of materials, innovative design, the Company's attention to client service, and the strong loyalty and referrals of its existing clients. Franklin Covey believes that its integration of training services with products has become a competitive advantage. Moreover, management believes that the Company is a market leader in the United States among a small number of integrated providers of time management products and services. Increased competition from existing and future competitors could, however, have a materially adverse effect on the Company's sales and profitability.

MANUFACTURING

     The manufacturing operations of Franklin Covey consist primarily of printing, assembling, packaging and shipping components used in connection with the Franklin Covey product line.

Franklin Covey currently prints the various Franklin Planners and other related forms and tabs. The Company believes the acquisition of its own internal printing capacity has enabled it to control production costs of printed materials, exercise greater control over production schedules and timing of inventories, increase quality control and reduce risks associated with dependence on outside suppliers.

     Franklin Covey obtains its high-quality paper from a supplier in Wisconsin that is a subsidiary of a Fortune 500 company. The paper is manufactured in two separate facilities to reduce the risk of a supply disruption. The Company believes there are several alternative suppliers available to meet Franklin Covey's paper needs. If Franklin Covey were required to obtain paper from another source, any resulting delay or disruption is not expected to have an adverse effect on its long-term business or financial condition.

     The planners and other forms printed internally are cut, collated and finished in the Company's facilities. The products are then assembled and packaged for placement into inventory. Franklin Covey generally maintains three to four months of inventory. Franklin Covey primarily uses UPS, along with Federal Express and common carriers to ship its products to clients and to the Franklin Covey retail stores. Automated production, assembly and material handling equipment is used in the manufacturing process to insure consistent quality of production materials and to control costs and maintain efficiencies.

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

     The Company has implemented special procedures to insure a high standard of quality for its leather binders, most of which are manufactured by suppliers in the United States, Canada, Korea and China. Representatives of the Company attend leather shows and supervise the buying process by leather binder suppliers who purchase and inventory leather before producing and selling the finished binders to Franklin Covey.

     Franklin Covey also purchases numerous accessories, including pens, books, videotapes, calculators and other products, from various suppliers for resale to its clients. These items are manufactured by a variety of outside contractors located in the United States and abroad. The Company does not believe that it is dependent on any one or more of such contractors and considers its relationships with such suppliers to be good.

TRADEMARKS, COPYRIGHTS AND INTELLECTUAL PROPERTY

     Franklin Covey seeks to protect its intellectual property through a combination of trademarks, copyrights and confidentiality agreements. The Company claims rights for more than 120 trademarks in the United States and has obtained registration in the United States and many foreign countries for many of its trademarks, including Franklin Covey, TimeQuest, The 7 Habits of Highly Effective People, First Things First, Principle-Centered Leadership, What Matters Most, Franklin Planner, Ascend, Writing Advantage, and The Seven Habits. Franklin Covey considers its trademarks and other proprietary rights to be important and material to its business. Each of the marks set forth in italics above is a registered mark or a mark for which protection is claimed.

     Franklin Covey owns all copyrights on its planners, books, manuals, text and other printed information provided in its training seminars, the programs contained within ASCEND and its instructional materials, and its software and electronic products, including audio tapes and video tapes. Franklin Covey licenses rather than sells all facilitator workbooks and other seminar and training materials in order to limit its distribution and use. Franklin Covey places trademark and copyright notices on its instructional, marketing and advertising materials. In order to maintain the proprietary nature of its product information, Franklin Covey enters into written confidentiality agreements with certain executives, product developers, sales professionals, training consultants, other employees and licensees. Although Franklin Covey believes its protective measures with respect to its proprietary rights are important, there can be no assurance that such measures will provide significant protection from competitors.

EMPLOYEES

     As of August 31, 1998, Franklin Covey had 4,247 full and part-time associates, including 1,707 in sales, marketing and training; 1,332 in customer service and retail; 891 in production operations and distribution; and 317 in administration and support staff. None of Franklin Covey's associates are represented by a union or other collective bargaining group. Management believes that its relations with its associates are good. Franklin Covey does not currently foresee a shortage in qualified personnel needed to operate the Company's business.


Item 2.  PROPERTIES

     Franklin Covey's principal business operations and executive offices are located in Salt Lake City, Utah and Provo, Utah. The Company's Salt Lake City facilities currently consist of approximately 800,000 square feet, including approximately 491,000 square feet for manufacturing, distribution and warehousing, and approximately 309,000 square feet for administration. All of Franklin Covey's Salt Lake City facilities are owned by the Company, subject to mortgages of approximately $3.6 million as of August 31, 1998. The four buildings in Provo are located in a fifteen mile area. Franklin Covey occupies all or a portion of each of these buildings, with total leased space of approximately 173,000 square feet as of August 31, 1998, with leases that terminate intermittently through the year 2009. Franklin Covey's 120 retail stores are operated under leases with remaining terms of up to seven years; some of these leases include rentals based on a percentage of sales. The Company also maintains sales, administrative and/or warehouse facilities in or near Salt Lake City; Phoenix; Atlanta; Dallas; Washington, D.C.; Bellingham, Washington; Tokyo; London; Brussels, Belgium; Toronto; Vancouver; Montreal; Burlington; Brisbane, Australia; Monterrey, Mexico; Mexico City, Mexico; and Auckland, New Zealand under leases which expire intermittently through the year 2004. All of Franklin Covey's facilities are used exclusively by Franklin Covey and its divisions and are believed to be adequate and suitable for its current needs.


Item 3.  LEGAL PROCEEDINGS

     The Company is not a party to, nor is any of its property subject to, any material pending legal proceedings, nor are any such proceedings known to the Company to be contemplated.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended August 31, 1998.

                                     PART II


Item 5.  MARKET  FOR  THE  REGISTRANT'S COMMON  STOCK  AND  RELATED  SHAREHOLDER
         MATTERS

     The Company's common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "FC." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock, as reported on the NYSE Composite Tape, for the fiscal years ended August 31, 1998 and 1997, respectively.

                                                                 High           Low
                                                              -----------   -----------

   Fiscal Year Ended August 31, 1998:
           Fourth Quarter................................     $ 21 1/8      $ 18 9/16
           Third Quarter.................................       25 3/4        19 1/4
           Second Quarter................................       24 11/16      20 3/4
           First Quarter.................................       28 1/8        21 1/8

   Fiscal Year Ended August 31, 1997:
           Fourth Quarter................................     $ 28 1/4      $ 24 1/8
           Third Quarter.................................       24            20 5/8
           Second Quarter................................       22 7/8        20 1/2
           First Quarter.................................       21 3/8        17 3/8

     The Company did not pay or declare dividends on its common stock during the fiscal years ended August 31, 1997 and 1998. The Company currently anticipates that it will retain all available funds to finance its future growth and business expansion. The Company does not presently intend to pay cash dividends in the foreseeable future.

     As of November 1, 1998, the Company had 21,220,813 shares of its common stock outstanding, held by approximately 360 shareholders of record.


Item 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to page 1 of the Company's 1998 Annual Report to Shareholders.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages 6 through 11 of the Company's 1998 Annual Report to Shareholders.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to pages 13 through 26 of the Company's 1998 Annual Report to Shareholders.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the sections titled "Election of Directors," "Executive Officers" and "Executive Compensation" in the Company's definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 8, 1999. The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


Item 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections titled "Election of Directors--Director Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 8, 1999.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the section titled "Principal Holders of Voting Securities" in the Company's definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 8, 1999.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the section titled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 8, 1999.

                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)   Documents Filed

          1. Financial Statements. The following Consolidated Financial Statements of the Company and Report of Independent Public Accountants included in the Annual Report to Shareholders for the year ended August 31, 1998, are incorporated by reference in Item 8 hereof:

               Report of Arthur Andersen LLP, Independent Public Accountants, for the years ended August 31, 1998, 1997 and 1996

               Consolidated Balance Sheets at August 31, 1998 and 1997

               Consolidated Statements of Income for the years ended August 31, 1998, 1997 and 1996

               Consolidated Statements of Shareholders' Equity for the years ended August 31, 1998, 1997 and 1996

               Consolidated Statements of Cash Flows for the years ended August 31, 1998, 1997 and 1996

               Notes to Consolidated Financial Statements

          2.   Exhibit List.


           Exhibit                                                                  Incorporated   Filed
             No.                               Exhibit                              by Reference  Herewith
          -------- --------------------------------------------------------------- ------------- ----------
              3.1  Revised Articles of Incorporation of the Registrant                  (1)
              3.2  Amended and Restated Bylaws of the Registrant                        (1)
                4  Specimen Certificate of the Registrant's Common Stock, par           (2)
                   value $.05 per share
             10.1  Amended and Restated 1992 Employee Stock Purchase Plan               (3)
             10.2  First Amendment to Amended and Restated 1992 Stock Incentive         (4)
                   Plan
             10.3  Franklin 401(k) Profit Sharing Plan                                  (1)
             10.4  Forms of Nonstatutory Stock Options                                  (1)
             10.5  Merger Agreement-- Covey Leadership Center, Inc.                     (5)
             10.6  Lease Agreements, as amended and proposed to be amended, by          (6)
                   and between Covey Corporate Campus One, LLC and Covey
                   Corporate Campus Two, LLC (Landlord) and Covey Leadership
                   Center, Inc. (Tenant) which were assumed by Franklin Covey
                   Co. in the Merger with Covey Leadership Center, Inc.
             10.7  Notes Payable Purchase Agreement for $85.00 million of 6.6%          (7)
                   unsecured senior notes payable due 2008
               13  Annual Report to Shareholders for the year ended August 31,                     (8)
                   1998.  Certain portions of this exhibit are incorporated by reference into Items 6 through 8 of this Annual Report on
                   Form 10-K and, except as so incorporated by reference, the
                   Annual Report to Shareholders is not deemed to be filed as part of this Report.
               22  Subsidiaries of the Registrant                                                  (8)
             23.1  Consent of Arthur Andersen LLP, Independent Public Accountants                  (8)
               27  Financial Data Schedule                                                         (8)
             99.1  Report of Arthur Andersen LLP, Independent Public                               (8)
                   Accountants,   on  Consolidated  Financial  Statement
                   Schedule for the years ended  August 31,  1998,  1997
                   and 1996
             99.2  Valuation and Qualifying Accounts and Reserves.  Financial
                   statements and schedules other than those listed are                            (8)
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

(3) Incorporated by reference to Form 10-K filed November 27, 1992, for the year ended August 31, 1992.

(4) Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on January 3, 1994, Registration No. 33-73728.

(5)  Incorporated by reference to Reports on Form 8-K dated June 3, 1997.

(6) Incorporated by reference to Report of Form 10-K filed December 1, 1997, for the year ended August 31, 1997.

(7) Incorporated by reference to Report of Form 10-Q filed July 14, 1998, for the quarter ended May 31, 1998.

(8)  Filed herewith and attached to this Report following page 22 hereof.

     (b)    Reports on Form 8-K

            None.

     (c)    Exhibits

            Exhibits to this Report are attached following hereof.

     (d)    Financial Statement Schedule

            See herein.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 24, 1998.

                                           FRANKLIN COVEY CO.



                                           By:  /s/ JON H. ROWBERRY
                                                ---------------------------
                                           Jon H. Rowberry, President,
                                           Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Signature                              Title                               Date

/s/ HYRUM W. SMITH
--------------------------------------
Hyrum W. Smith                              Chairman of the Board                 November 24, 1998


/s/ STEPHEN R. COVEY                        Co-Chairman of the Board              November 24, 1998
--------------------------------------
Stephen R. Covey


/s/ JON H. ROWBERRY                         President, Chief Executive            November 24, 1998
--------------------------------------
Jon H. Rowberry                             Officer and Director


/s/ STEPHEN M. R. COVEY                     Executive Vice President and          November 24, 1998
--------------------------------------
Stephen M. R. Covey                         Director


/s/ JOHN L. THELER                          Executive Vice President and          November 24, 1998
--------------------------------------
John L. Theler                              Chief Financial Officer


/s/ J. SCOTT NIELSEN                        Chief Accounting Officer              November 24, 1998
--------------------------------------
J. Scott Nielsen




/s/ STEVEN C. WHEELWRIGHT                   Director                              November 24, 1998
--------------------------------------
Steven C. Wheelwright


/s/ ROBERT F. BENNETT                       Director                              November 24, 1998
--------------------------------------
Robert F. Bennett


/s/ BEVERLY B. CAMPBELL                     Director                              November 24, 1998
--------------------------------------
Beverly B. Campbell


/s/ ROBERT H. DAINES                        Director                              November 24, 1998
--------------------------------------
Robert H. Daines


/s/ E. J. "JAKE" GARN                       Director                              November 24, 1998
--------------------------------------
E. J. "Jake" Garn


/s/ DENNIS G. HEINER                        Director                              November 24, 1998
--------------------------------------
Dennis G. Heiner


/s/ THOMAS H. LENAGH                        Director                              November 24, 1998
--------------------------------------
Thomas H. Lenagh


/s/ JOEL C. PETERSON                        Director                              November 24, 1998
--------------------------------------
Joel C. Peterson


/s/ E. KAY STEPP                            Director                              November 24, 1998
--------------------------------------
E. Kay Stepp


/s/ ROBERT A. WHITMAN                       Director                              November 24, 1998
--------------------------------------
Robert A. Whitman