Form 10-Q
period 1998-11-28
FRANKLIN COVEY CO
filed 1999-01-12
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended November 28, 1998

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

             21,233,885 shares of Common Stock as of January 4, 1999

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          FRANKLIN COVEY CO.

                 CONSOLIDATED CONDENSED BALANCE SHEETS
                 (in thousands, except share amounts)


                                                                             November 28,                August 31,
                                                                                 1998                      1998
                                                                                 -----                     ----
                                                                              (unaudited)
ASSETS
------
Current assets:
      Cash and cash equivalents                                              $   35,185                $   27,760
      Accounts receivable, less allowance for
         doubtful accounts of $3,280 and $2,840                                  71,305                    83,621
      Inventories                                                                55,753                    47,799
      Other current assets                                                       16,379                    16,113
                                                                             ----------                ----------
      Total current assets                                                      178,622                   175,293

Property and equipment, net                                                     125,107                   127,268
Goodwill and other intangible assets, net                                       269,170                   270,202
Other long-term assets                                                           23,747                    24,514
                                                                             ----------                ----------
                                                                             $  596,646                $  597,277
                                                                             ==========                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Accounts payable                                                       $   18,654                $   27,417
      Accrued acquisition earnouts                                               14,900                    12,960
      Income taxes payable                                                        7,682                     5,900
      Current portion of long-term debt and capital lease obligations             4,396                     4,350
      Other current liabilities                                                  37,306                    42,726
                                                                             ----------                ----------
      Total current liabilities                                                  82,938                    93,353

Line of credit                                                                   53,500                    35,000
Long-term debt and capital lease obligations, less current portion               90,839                    91,413
Deferred income taxes                                                            35,857                    35,857
                                                                             ----------                ----------
Total liabilities                                                               263,134                   255,623
                                                                             ----------                ----------

Shareholders' equity:
      Common stock, $0.05 par value, 40,000,000
shares authorized, 27,055,894 shares issued                                       1,353                     1,353
      Additional paid-in capital                                                236,456                   238,052
      Retained earnings                                                         220,685                   209,772
      Deferred compensation                                                        (679)                     (843)
      Accumulated other comprehensive loss (Note 3)                              (1,209)                   (2,250)
      Treasury stock at cost, 5,824,060 and 4,813,242 shares                   (123,094)                 (104,430)
                                                                             -----------               -----------
Total shareholders' equity                                                      333,512                   341,654
                                                                             ----------                ----------
                                                                             $  596,646                $  597,277
                                                                             ==========                ==========




     (See Notes to Consolidated Condensed Financial Statements)

                                         FRANKLIN COVEY CO.

                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (in thousands, except per share data)


                                                                          Quarter Ended
                                                         -------------------------------------------------
                                                            November 28,                    November 30,
                                                               1998                            1997
                                                         -----------------                ----------------
                                                                           (unaudited)

Sales                                                       $    140,362                  $    143,919

Cost of sales                                                     53,931                        56,650
                                                            ------------                  ------------

Gross margin                                                      86,431                        87,269

Selling, general and administrative                               56,421                        55,250
Depreciation and amortization                                      9,035                         7,384
                                                            ------------                  ------------
Income from operations                                            20,975                        24,635

Interest expense, net                                             (2,160)                       (1,368)
                                                            -------------                 -------------
Income before income taxes and cumulative
     effect of accounting change                                  18,815                        23,267

Provision for income taxes                                         7,902                         9,656
                                                            ------------                  ------------

Income before cumulative effect of accounting
     change                                                       10,913                        13,611

Cumulative effect of accounting change,
     net of tax (Note 5)                                                                        (2,080)
                                                            ------------                  -------------

Net income                                                  $     10,913                  $     11,531
                                                            ============                  ============

Income from continuing operations per share:
        Basic                                               $        .51                  $        .55
        Diluted                                                      .50                           .53

Cumulative effect of accounting change, net of tax, per share:
        Basic                                                                                     (.08)
        Diluted                                                                                   (.08)

Net income per share:
        Basic                                               $        .51                  $        .47
        Diluted                                                      .50                           .45

Weighted average number of common and common equivalent shares:
        Basic                                                     21,413                        24,763
        Diluted                                                   21,751                        25,537


     (See Notes to Consolidated Condensed Financial Statements)

                                        FRANKLIN COVEY CO.

                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (in thousands)


                                                                                                 Quarter Ended
                                                                                        -------------------------------
                                                                                         November 28,      November 30,
                                                                                             1998             1997
                                                                                             -----            ----
                                                                                                  (unaudited)
Cash flows from operating activities:
     Net income                                                                           $  10,913       $  11,531
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                         9,772           8,016
        Other adjustments to reconcile net income to net cash provided by operations            972             984
        Changes in assets and liabilities, net of effects from acquisitions:
           Decrease in accounts receivable                                                   11,876           3,750
           Increase in inventories                                                           (7,954)         (1,038)
           Decrease (increase) in other assets                                                  317          (2,578)
           Decrease in accounts payable and accrued liabilities                             (10,557)        (11,640)
           Increase in income taxes                                                           1,783           7,841
                                                                                          ---------       ---------

     Net cash provided by operating activities                                               17,122          16,866
                                                                                          ---------       ---------

Cash flows from investing activities:
     Acquisition of businesses and earnout payments                                          (1,520)           (520)
     Purchases of property and equipment                                                     (3,304)         (7,204)
                                                                                          ----------      ----------

     Net cash used for investing activities                                                  (4,824)         (7,724)
                                                                                          ----------      ----------

Cash flows from financing activities:
     Payments on short-term borrowings                                                       (3,625)         (3,343)
     Proceeds from long-term debt and line of credit                                         18,650
     Payments on long-term debt and capital leases                                             (678)           (603)
     Purchase of treasury shares                                                            (20,751)
     Proceeds from treasury stock issuance                                                      490           1,409
                                                                                          ---------       ---------

     Net cash used for financing activities                                                  (5,914)         (2,537)
                                                                                          ----------      ----------

Effect of foreign exchange rates                                                              1,041            (578)
                                                                                          ---------       ----------

     Net increase in cash and cash equivalents                                                7,425           6,027

Cash and cash equivalents at beginning of period                                             27,760          20,389
                                                                                          ---------       ---------

Cash and cash equivalents at end of period                                                $  35,185       $  26,416
                                                                                          =========       =========

Supplemental disclosure of cash flow information:
     Interest paid                                                                        $   3,781       $   1,709
                                                                                          =========       =========
     Income taxes paid                                                                    $   6,147       $     246
                                                                                          =========       =========

     Fair value of assets acquired                                                        $   1,520       $     520
     Cash paid for net assets                                                                (1,520)           (520)
                                                                                          ---------       ---------
     Liabilities assumed from acquisition                                                 $   -           $   -
                                                                                          ---------       ---------

Non-cash investing activities:
     Accrued earnout payments                                                             $   1,940       $   -

       (See Notes to Consolidated Condensed Financial Statements)

                            FRANKLIN COVEY CO.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (unaudited)



NOTE 1 - BASIS OF PRESENTATION

         During the first quarter of fiscal 1999, the Company adopted a modified 52/53 week reporting year that will end on August 31, 1999. Correspondingly, fiscal quarters will generally consist of 13-week periods that for fiscal 1999 will end on November 28, 1998, February 27, 1999 and May 29, 1999. This change has resulted in one less business day for the quarter ended November 28, 1998 compared to same quarter in the prior year.

         The attached unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The Company suggests the information included in this report on Form 10-Q be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1998.

         The results of operations for the quarter ended November 28, 1998 are not necessarily indicative of results for the entire fiscal year ending August 31, 1999.

     In  order  to  conform  with  the  current  period  presentation,   certain
reclassifications have been made in the prior period financial statements.


NOTE 2 - INVENTORIES

         Inventories are comprised of the following (in thousands):

                                         November 28,               August 31,
                                             1998                      1998
                                         (unaudited)
          Finished goods                 $    36,559               $    32,141
          Work in process                      5,068                     5,261
          Raw materials                       14,126                    10,397
                                         -----------               -----------

                                         $    55,753               $    47,799
                                         ===========               ===========


NOTE 3 - COMPREHENSIVE INCOME

         Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as components of shareholders' equity. Comprehensive income for the Company is as follows (in thousands):

                                                      Quarter Ended
                                           ----------------------------------
                                             November 28,        November 30,
                                                 1998               1997
                                           ---------------     --------------
                                                       (unaudited)
Net income                                     $  10,913           $  11,531

Other comprehensive income (loss):
    Foreign currency translation
    adjustments                                    1,041                (578)
                                               ---------           ----------

Comprehensive income                           $  11,954           $  10,953
                                               =========           =========


NOTE 4 - NET INCOME PER COMMON SHARE

         Basic earnings per share ("EPS") is calculated by dividing income from continuing operations by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing income from continuing operations by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method. Significant components of the numerator and denominator used for Basic and Diluted EPS are as follows (in thousands, except per share amounts):

                                                      Quarter Ended
                                           ----------------------------------
                                             November 28,        November 30,
                                                 1998                1997
                                           ---------------     --------------
                                                       (unaudited)
Income before accounting change                $  10,913           $  13,611
Cumulative effect of accounting
   change, net of tax                                                 (2,080)
                                               ---------           ----------

Net income                                     $  10,913           $  11,531
                                               =========           =========

Basic weighted-average shares
   outstanding                                    21,413              24,763
Incremental shares from assumed
   exercises of stock options                        338                 774
                                               ---------           ---------
Diluted weighted-average shares
   outstanding and common stock
   equivalents                                    21,751              25,537
                                               =========           =========


Income from continuing operations per share:
       Basic                                   $    .51            $    .55
       Diluted                                      .50                 .53

Cumulative effect of accounting
   change, net of tax, per share:
       Basic                                                           (.08)
       Diluted                                                         (.08)

Net income per share:
       Basic                                   $    .51            $    .47
       Diluted                                      .50                 .45


NOTE 5 - CHANGE IN ACCOUNTING PRINCIPLE

         During the first quarter of fiscal 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued consensus ruling 97-13 which requires certain business reengineering and information technology implementation costs to be expensed as incurred rather than capitalized. In addition, because the change was retroactive, any previously capitalized costs that were addressed by EITF 97-13 were written off and recorded as a cumulative adjustment in the Company's quarter ended November 30, 1997.

         The Company is currently involved in a business reengineering and information system implementation project (the "Project") and has accounted for such costs in accordance with EITF 97-13 and other related accounting pronouncements. The Company expects that the majority of the remaining costs associated with the Project will qualify for capitalization in accordance with EITF 97-13.


NOTE 6 - SHAREHOLDERS' EQUITY

         During the quarter ended November 28, 1998, the Company purchased 1.1 million shares of its common stock for $20.8 million. Of this amount, 130,000 shares were purchased from an officer of the Company for $17.63 per share when the concurrent market price was $17.88 per share. The Company also issued 96,182 shares of treasury stock in connection with stock option exercises and the employee stock purchase plan during the quarter ended November 28, 1998.


NOTE 7 - SUBSEQUENT EVENTS

         The purchase agreements for Premier Agendas ("Premier") and TrueNorth ("Personal Coaching") contain provisions for additional contingent earnout payments to be made based upon the achievement of specified operating performance marks. Subsequent to November 28, 1998, the Company paid $11.2 million to the former owners of Premier and $3.7 million to the former owners of Personal Coaching for operating performance during the measurement period. Contingent earnout payments are classified as additional goodwill and are amortized over the remaining life of the goodwill established at the purchase date.

         During December 1998, the Company granted incentive options to purchase 703,800 shares of common stock with an exercise price of $17.69 per share which represents the fair market value on the date of grant. The options were granted to key employees and vest over a four-year period.

PART I.  FINANCIAL INFORMATION
ITEM 2.

                             FRANKLIN COVEY CO.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management's Discussion and Analysis included in the Company's Annual Report to Shareholders for the year ended August 31, 1998.


RESULTS OF OPERATIONS

         During the first quarter of fiscal 1999, the Company organized its operations into the following three Strategic Business Units ("SBUs"):

                  o   Consumer Products
                  o   Training and Education
                  o   International

         The Consumer Products SBU is responsible for distribution of the Company's products through retail stores, catalog sales, mass markets, contract stationers, technology and the Internet. The Training and Education SBU, which includes Premier, Personal Coaching and Productivity Plus, is responsible for training, consulting and implementation services, and delivery of products to corporations, business, government and educational institutions. The International SBU is responsible for products and services delivered outside the United States. In addition to these SBUs, the Company defined four support units which provide essential operating and administrative support services to the SBUs. The support units are comprised of Finance, Legal, Information Systems and Manufacturing and Distribution. The Company anticipates that this organizational alignment will allow the Company to more proactively meet the needs of its customers.

         The following table sets forth selected data concerning sales of the Company's SBU's (dollars in thousands):

                                              Quarter Ended
                                   -------------------------------------

                                     November 28,         November 30,
                                         1998                 1997           Variance %
                                   ----------------     ----------------     ----------
                                                (unaudited)

Consumer Products                    $    74,613          $    74,632             0
Training and Education                    42,848               46,463            (8)
International                             14,701               12,270            20
Other                                      8,200               10,554           (22)
                                     -----------          -----------
                                     $   140,362          $   143,919            (2)
                                     ===========          ===========

         Inflation and price increases did not have a material effect upon the sales of the Company during the quarter ended November 28, 1998.

       Quarter Ended  November 28, 1998  Compared  with the Quarter Ended
                               November 30, 1997
--------------------------------------------------------------------------------

          Consumer Products sales were flat compared to the first quarter of fiscal 1998. Sales increases from the Company's retail stores, mass markets, contract stationers, technology related products and the Internet were offset by a decrease in sales from catalog operations. Retail store sales increased compared to the same period in the prior year primarily due to the addition of eight new stores. The increase from new store sales was offset by a 2% decrease in comparable store sales versus the same period in the prior year. At November 28, 1998, the Company was operating 125 retail stores compared to 117 stores at November 30, 1997. The Company also had increased sales over the same period of the prior year from its mass marketing and contract stationer channels due to increased demand and new marketing and distribution agreements. In addition, technology sales increased compared to the prior year primarily due to an increase in demand for electronic-based organizers, including items such as the PalmPilot(TM) and the Company's Ascend(R) software. Increased sales from these channels were offset by a decrease in catalog sales. A portion of the decrease in catalog sales and comparable store sales is attributable to sales increases from other distribution channels including mass markets, contract stationers and the Internet.

         Training and Education sales decreased by $3.6 million, or 8%, compared to the first quarter of fiscal 1998. Training sales decreased compared to the prior year due to decreases in core program sales, primarily from public leadership seminars. In addition, sales from Premier and Productivity Plus decreased compared to the same quarter of fiscal 1998 due to the timing of school agendas shipped and declining government sales resulting from changes in the procurement process. Offsetting these decreases, the Company's network marketing sales increased due to the addition of new network marketing business. Also, Personal Coaching program sales increased slightly compared to the same period of the prior year.

         International sales increased by $2.4 million, or 20%, compared to the quarter ended November 30, 1997 due to the acquisition of King Bear (located in Japan) which added $3.7 million in sales to the quarter ended November 28, 1998. Decreased sales in Canada and the United Kingdom, combined with flat sales performance in other geographic regions offset the increased sales from King Bear. In addition, generally weaker exchange rates adversely affected reported sales compared to the prior year.

         Other sales, which consist primarily of the Company's commercial printing services and fitness training sales, decreased $2.4 million, or 22%, compared to the prior year. The decrease is due to the sale of the Company's
Institute of Fitness which recognized $2.3 million of sales during the first quarter of fiscal 1998, but was sold during the fourth quarter of fiscal 1998.

         Gross margin was 61.6% of sales for the quarter ended November 28, 1998, compared to 60.6% for the quarter ended November 30, 1997. Although the Company increased its sales of lower margin products through mass market and contract stationer channels, gross margin has improved due to manufacturing process improvements, enhanced inventory management procedures and expanded internal production capacity. During fiscal 1998, and as part of its business transformation project, the Company identified and implemented procedures to improve its production and materials management processes. As a result, improved purchasing and production processes have reduced the cost of raw materials and manufactured products. In addition, the Company improved its inventory management procedures which reduced product obsolescence as compared to the same quarter of the prior year. With improved manufacturing processes and the acquisition of certain manufacturing equipment, the Company was also able to complete more printing and tabbing work internally which generated additional savings during the first quarter of fiscal 1999.

         Selling, general and administrative ("SG&A") expenses increased $1.2 million to 40.2% of sales, compared to 38.4% of sales during the quarter ended November 30, 1997. The increase is primarily due to the acquisition of King Bear which added $2.6 million of SG&A expenses during the first quarter of fiscal 1999. In addition, SG&A expenses increased due to new store openings. These increases were offset by decreases in operating costs resulting from the sale of the Institute of Fitness which had $1.0 million of SG&A expenses during the first quarter of fiscal 1998, and by decreases in other core operating costs compared to the same period in the prior year.

         Depreciation charges increased by $0.9 million over the corresponding quarter of the prior year due to new computer equipment purchased in conjunction with the business transformation project, new printing presses and other manufacturing equipment, and the addition of leasehold improvements for new stores. Amortization charges increased by $0.7 million compared to the prior year due to the acquisition of King Bear, contingent earnout payments made during fiscal 1998 and amortization of certain business transformation costs.

         Income taxes have been accrued using an effective rate of 42.0% for the quarter ended November 28, 1998 compared to 41.5% for the same quarter of the prior year. The increase was primarily due to additional non-deductible goodwill generated from the Premier contingent earnout payment.

         During fiscal 1998, the EITF of the FASB issued consensus ruling 97-13, which specifies the accounting treatment of certain business reengineering and information technology implementation costs. In connection with the project, the Company has capitalized costs in accordance with generally accepted accounting principles. Certain previously capitalized costs of the project were written off in accordance with EITF 97-13 and recorded as a cumulative adjustment during the Company's first quarter of fiscal 1998. The cumulative amount written off during the first quarter of fiscal 1998 was $2.1 million, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of capital have been net cash provided by operating activities, long-term borrowings, and line of credit financing. Working capital requirements have also been financed through short-term borrowings.

         Net cash provided by operating activities during quarter ended November 28, 1998 was $17.1 million compared to $16.9 million in the prior year. Adjustments to net income included $9.8 million of depreciation and amortization charges during the first quarter of fiscal 1999. The primary source of cash from operations was the collection of accounts receivable. The decline in accounts receivable was primarily from Premier which has seasonally high sales during the Company's fourth fiscal quarter. The primary use of cash was the payment of accounts payable and accrued liabilities. The decrease in accounts payable and accrued liabilities is also primarily due to the seasonal nature of Premier's operations and a concerted effort to utilize purchase discounts.

         Net cash used for investing activities totaled $4.8 million during the first quarter of fiscal 1999 compared to $7.7 million in the prior year. Of this amount, $3.3 million was used to purchase computer hardware and software, manufacturing equipment, leasehold improvements and other property and equipment. The remaining $1.5 million was used to complete the purchase of King Bear which was effective April 1, 1998.

         Net cash used for financing activities was $5.9 million for the quarter ended November 28, 1998 compared to $2.5 million in the prior year. The primary uses of financing cash were the payment of Premier's short-term line of credit and the purchase of 1.1 million shares the Company's common stock for $20.8 million. Cash from financing sources was primarily derived from the Company's long-term line-of-credit facility. The Company has unsecured bank lines of credit available for working capital needs totaling $89.0 million, of which $53.5 million was outstanding at November 28, 1998. The lines of credit and $85.0 million long-term notes payable require the Company to maintain certain financial ratios and working capital levels. The Company was in compliance with the borrowing covenants associated with these debt instruments as of November 28, 1998.

         Working capital during the quarter ended November 28, 1998 increased by $13.7 million. Management anticipates that its existing capital resources and available lines of credit will be sufficient to maintain current operations and planned growth for the foreseeable future.


MARKET RISK OF FINANCIAL INSTRUMENTS

         The Company has exposure to market risk from foreign currency exchange rates and changes in interest rates. To manage the volatility related to currency exchange rates, the Company has entered into limited derivative transactions to manage well-defined foreign exchange risks. However, the notional amount of the exchange contracts is immaterial and any default by counterparties, although unlikely, would have an insignificant effect on the Company's financial statements. As the Company continues to expand internationally, the Company's use of foreign exchange contracts may grow in order to manage the foreign currency risks to the Company. As of November 28, 1998, the Company has not entered into derivative instruments to hedge its exposure to interest rate risk.


YEAR 2000 ISSUES

         The Company is actively engaged in assessing and correcting potential year 2000 ("Y2K") information system problems. During fiscal 1997, the Company initiated a business reengineering and information system implementation project that affects nearly every aspect of the Company's operations. In an effort to address compliance issues, the scope of the Project was expanded to ensure Y2K compliance for newly acquired software and hardware. The Project has three significant phases that are designed to improve both operating processes and information systems capabilities.

         The first phase of the Project included hardware and software for the Company's financial reporting and manufacturing operations. During fiscal 1998, phase one was completed with hardware and software that has been tested and certified as Y2K compliant by the manufacturers. Phase two focuses on payroll and human resource applications and became operational in January 1999 with hardware and software that has been tested and certified as Y2K compliant by the manufacturers. Phase three addresses the "Order to Collect" systems and is expected to be completed in various stages through the year 2000 with critical applications to be made Y2K compliant before the end of 1999.

State of Readiness
------------------

         The Company's  information  systems fall into four general  categories:
(i) Financial, (ii) Supply Chain, (iii) Order to Collect, and (iv) Office Support. The Financial system includes the general ledger, accounts payable, sales and use tax calculations, payroll and human resources applications. Phase one of the Project provided systems that are Y2K compliant for the general ledger, accounts payable and sales and use tax calculations. Payroll and human resource systems are the subject of phase two, which was made operational and compliant in January 1999.

         The Supply Chain system includes applications for production planning, purchasing and product management. These systems were also an element of phase one and are certified by the hardware and software manufacturers as Y2K compliant.

         The Company's Order to Collect system includes applications for order entry, seminar registration, retail sales, order fulfillment, order shipping, invoicing and collections. These systems will be affected by phase three of the Project and completion is expected in various stages through the year 2000. As a result, the Order to Collect system has been reviewed for non-compliance. Certain Y2K issues have been noted in the seminar registration and database applications, third-party utilities and services (primarily telephones, electrical, bankcard processing services and shipping services) and the accounts receivable database and invoicing system. The Company is currently working to obtain software upgrades for the critical applications, as well as certification letters from service providers, to mitigate potential exposure in these areas.

         The Office Support system includes network hardware and operating systems, desktop and laptop computers and servers. The Company is in the process of evaluating Y2K compliance for these systems and has identified potential compliance issues primarily related to imbedded time clocks in older hardware and equipment. However, since the majority of the Company's hardware has been replaced or upgraded over the past two years, critical systems compliance is not expected to be a major issue.

         The Company is also in the process of evaluating non-information systems for Y2K compliance. Non-compliance issues have been identified and prioritized to ensure that critical functions of the business will be operational before the year 2000.

Cost to Address Y2K Issues
--------------------------

         As of November 28, 1998, the Company has spent $7.5 million on hardware and $3.6 million for software in connection with the Project. Consultants were hired to implement software modules and improve business processes, but not necessarily to provide specific Y2K remediation services. The Company also has commitments of $6.4 million for purchased software and expects to spend an additional $1.2 million in other direct costs related to the assessment and correction of potential Y2K issues as of November 28, 1998.

Risk of the Company's Y2K Issues
--------------------------------

         The Company anticipates that the risks related to its information and non-information systems will be mitigated by current efforts being made in conjunction with the Project as well as ongoing assessment and correction programs. However, the primary Y2K risk to the Company's operations is service disruption from third-party providers that supply telephone, electrical, banking and shipping services. Any disruption of these critical services would hinder the Company's ability to receive, process and ship orders. Therefore, efforts are currently underway to obtain Y2K compliance certification from the Company's major service providers.

Contingency Plans
-----------------

         The Company has not yet approved a formal contingency plan for Y2K issues. However, the Company does have well-defined manual processes which could be used in the event of system and service disruption. A formal contingency plan is expected to be completed and approved during fiscal 1999.



     "Safe Harbor" Statement Under the Private Securities Litigation
                          Reform Act of 1995
--------------------------------------------------------------------------------

          With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. Such uncertanties include, but are not limited to, unanticipated developments in any one or more of the following areas: the integration of acquired or merged businesses, management of growth, dependence on products or services, the rate and consumer acceptance of new product introductions, competition, Y2K issues, the number and nature of customers and their product orders, pricing, pending and threatened litigation, and other risk factors which may be detailed from time to time in the Company's press releases, reports to shareholders and in the Securities and Exchange Commission filings.

          These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the business risks described in the Company's Form 10-K Report for the year ended August 31, 1998 and elsewhere in the Company's filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION



Item 1.           Legal Proceedings:

                  Not applicable.

Item 2.           Changes in Securities:

                  Not applicable.

Item 3.           Defaults upon Senior Securities:

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders:

                  Not applicable.

Item 5.           Other information:

                  In October 1998, the Board of Directors approved the purchase of up to 2,000,000 shares of the Company's common stock. As of January 4, 1999, 8,264 of these shares had been purchased, at an average price of $19.00 per share.

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


                                                          FRANKLIN COVEY CO.


Date: ______________________                       By: _________________________
                                                       Jon H. Rowberry
                                                       President
                                                       Chief Executive Officer




Date: _______________________                       By: ________________________
                                                        John L. Theler
                                                        Executive Vice President
                                                        Chief Financial Officer