Form 10-Q
period 1999-02-27
FRANKLIN COVEY CO
filed 1999-04-13
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 27, 1999

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

              20,339,743 shares of Common Stock as of April 7, 1999

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               FRANKLIN COVEY CO.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                February 27,                August 31,
                                                                                   1999                        1998
                                                                                   -----                       ----
                                                                                (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                                  $   32,637                $   27,760
      Accounts receivable, less allowance for
         doubtful accounts of $2,447 and $2,840                                      56,477                    83,621
      Inventories                                                                    59,154                    47,799
      Income taxes receivable                                                         2,016
      Other current assets                                                           18,212                    16,113
                                                                                 ----------                ----------
         Total current assets                                                       168,496                   175,293

Property and equipment, net                                                         124,609                   127,268
Goodwill and other intangible assets, net                                           267,893                   270,202
Other long-term assets                                                               27,115                    24,514
                                                                                 ----------                ----------
                                                                                 $  588,113                $  597,277
                                                                                 ==========                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                           $   18,127                $   27,417
      Accrued acquisition earnouts                                                                             12,960
      Income taxes payable                                                                                      5,900
      Current portion of long-term debt and capital lease obligations                 3,594                     4,350
      Other current liabilities                                                      45,260                    42,726
                                                                                 ----------                ----------
         Total current liabilities                                                   66,981                    93,353

Line of credit                                                                       61,500                    35,000
Long-term debt and capital lease obligations, less current portion                   89,855                    91,413
Deferred income taxes                                                                35,165                    35,857
                                                                                 ----------                ----------
         Total liabilities                                                          253,501                   255,623
                                                                                 ----------                ----------

Shareholders' equity:
      Common stock, $0.05 par value, 40,000,000
         shares authorized, 27,055,894 shares issued                                  1,353                     1,353
      Additional paid-in capital                                                    234,527                   238,052
      Retained earnings                                                             227,242                   209,772
      Deferred compensation                                                            (549)                     (843)
      Accumulated other comprehensive loss (Note 3)                                  (1,323)                   (2,250)
      Treasury stock at cost, 6,098,169 and 4,813,242 shares                       (126,638)                 (104,430)
                                                                                 ----------                ----------

         Total shareholders' equity                                                 334,612                   341,654
                                                                                 ----------                ----------
                                                                                 $  588,113                $  597,277
                                                                                 ==========                ==========





           (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN COVEY CO.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                       Quarter Ended                           Six Months Ended
                                              --------------------------------          -------------------------------
                                             February 27,       February 28,           February 27,      February 28,
                                                  1999               1998                   1999              1998
                                              -------------      -------------          -------------     -------------
                                                         (unaudited)                               (unaudited)

Sales                                            $ 137,089          $ 138,564              $ 277,451         $ 282,483

Cost of sales                                       57,961             53,496                111,892           110,146
                                                 ---------          ---------              ---------         ---------

Gross margin                                        79,128             85,068                165,559           172,337

Selling, general and administrative                 56,100             54,208                112,521           109,458
Depreciation and amortization                        9,398              8,292                 18,433            15,676
                                                 ---------          ---------              ---------         ---------

Income from operations                              13,630             22,568                 34,605            47,203

Interest and other, net                             (2,325)            (1,265)                (4,485)           (2,633)
                                                 ---------          ---------              ---------         ---------

Income before income taxes and cumulative
   effect of accounting change                      11,305             21,303                 30,120            44,570

Provision for income taxes                           4,748              8,841                 12,650            18,497
                                                 ---------          ---------              ---------         ---------

Income before cumulative effect of
   accounting change                                 6,557             12,462                 17,470            26,073

Cumulative effect of accounting change,
   net of tax (Note 5)                                                                                          (2,080)
                                                 ---------          ---------              ---------         ---------

Net income                                       $   6,557          $  12,462              $  17,470         $  23,993
                                                 =========          =========              =========         =========

Income from continuing operations per share:
        Basic                                    $     .31          $     .50              $     .82         $    1.05
        Diluted                                        .31                .49                    .81              1.02

Cumulative effect of accounting change,
   net of tax, per share:
        Basic                                                                                                   (0.08)
        Diluted                                                                                                 (0.08)

Net income per share:
        Basic                                    $     .31          $     .50              $     .82         $     .97
        Diluted                                        .31                .49                    .81               .94

Weighted average number of common and
   common equivalent shares:
        Basic                                       21,194             24,774                 21,304            24,769
        Diluted                                     21,352             25,423                 21,552            25,480





           (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN COVEY CO.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                               Six Months Ended
                                                                                         ------------------------------
                                                                                         February 27,      February 28,
                                                                                             1999             1998
                                                                                             -----            ----
                                                                                                  (unaudited)
Cash flows from operating activities:
     Net income                                                                             $  17,470      $  23,993
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                          20,603         17,370
        Other adjustments to reconcile net income to net cash provided by operations              (93)         1,603
        Changes in assets and liabilities, net of effects from acquisitions:
           Decrease in accounts receivable                                                     27,537         12,771
           Decrease (increase) in inventories                                                 (11,355)         3,004
           Increase in other assets                                                            (6,011)        (4,295)
           Decrease (increase) in income taxes                                                 (7,916)         3,314
           Decrease in accounts payable and accrued liabilities                                (9,009)       (16,049)
                                                                                            ----------     ----------

     Net cash provided by operating activities                                                 31,226         41,711
                                                                                            ---------      ---------

Cash flows from investing activities:
     Acquisition of businesses and earnout payments                                           (19,025)       (12,221)
     Purchases of property and equipment                                                       (8,874)       (16,497)
                                                                                            ----------     ----------

     Net cash used for investing activities                                                   (27,899)       (28,718)
                                                                                            ----------     ----------

Cash flows from financing activities:
     Proceeds from short-term borrowings                                                        5,793
     Payments on short-term borrowings                                                         (3,625)        (3,942)
     Proceeds from long-term debt and line of credit                                           26,833
     Payments on long-term debt and capital leases                                             (2,645)        (1,070)
     Purchase of treasury shares                                                              (26,662)        (5,819)
     Proceeds from treasury stock issuance                                                        929          1,922
                                                                                            ---------      ---------

     Net cash provided by (used for) financing activities                                         623         (8,909)
                                                                                            ---------      ----------

Effect of foreign exchange rates                                                                  927           (447)
                                                                                            ---------      ----------

     Net increase in cash and cash equivalents                                                  4,877          3,637

Cash and cash equivalents at beginning of period                                               27,760         20,389
                                                                                            ---------      ---------

Cash and cash equivalents at end of period                                                  $  32,637      $  24,026
                                                                                            =========      =========

Supplemental disclosure of cash flow information:
     Interest paid                                                                          $   4,889      $   3,477
     Income taxes paid                                                                         21,027         13,890

     Fair value of assets acquired                                                          $  19,025      $  12,221
     Cash paid for net assets                                                                 (19,025)       (12,221)
                                                                                            ---------      ----------
     Liabilities assumed from acquisitions                                                  $     -        $     -
                                                                                            ---------      ----------





           (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN COVEY CO.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 - BASIS OF PRESENTATION

         During the first quarter of fiscal 1999, the Company adopted a modified 52/53 week reporting year that will end on August 31, 1999. Correspondingly, fiscal quarters will generally consist of 13-week periods that for fiscal 1999 will end on November 28, 1998, February 27, 1999 and May 29, 1999. This change did not affect the number of business days in the quarter ended February 27, 1999 compared to the quarter ended February 28, 1998. However, the six months ended February 27, 1999 contains one less business day than the six months ended February 28, 1998.

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

         The results of operations for the quarter and six months ended February 27, 1999 are not necessarily indicative of results for the entire fiscal year ending August 31, 1999.

         In order to conform with the current period presentation, certain reclassifications have been made in the prior period financial statements.


NOTE 2 - INVENTORIES

         Inventories are comprised of the following (in thousands):

                                    February 27,              August 31,
                                        1999                     1998
                                        ----                     ----
                                    (unaudited)

        Finished goods             $    36,789              $    32,141
        Work in process                  5,440                    5,261
        Raw materials                   16,925                   10,397
                                   -----------              -----------

                                   $    59,154              $    47,799
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

                                                 Quarter Ended                         Six Months Ended
                                       ----------------------------------      ----------------------------------
                                       February 27,        February 28,         February 27,       February 28,
                                           1999                1998                 1999               1998
                                       --------------     ---------------      ---------------    ---------------
                                                (unaudited)                             (unaudited)

Net income                               $   6,557          $  12,462            $  17,470          $  23,993

Other comprehensive income (loss):
    Foreign currency translation
    adjustments                               (114)               131                  927               (447)
                                         ----------         ---------            ---------          ----------


Comprehensive income                     $   6,443          $  12,593            $  18,397          $  23,546
                                         =========          =========            =========          =========


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

                                                       Quarter Ended                         Six Months Ended
                                             ----------------------------------      ----------------------------------
                                             February 27,        February 28,         February 27,       February 28,
                                                 1999                1998                 1999               1998
                                             --------------     ---------------      ---------------    ---------------
                                                        (unaudited)                             (unaudited)
Income before accounting change                  $   6,557          $  12,462            $  17,470          $  26,073
   Cumulative effect of accounting change,
   net of tax                                                                                                  (2,080)
                                                 ---------          ---------            ---------          ----------
Net income                                       $   6,557          $  12,462            $  17,470          $  23,993
                                                 =========          =========            =========          =========
Basic weighted-average shares
   outstanding                                      21,194             24,774               21,304             24,769

Incremental shares from assumed
   exercises of stock options                          158                649                  248                711
                                                 ---------          ---------            ---------          ---------
Diluted weighted-average shares
   outstanding and common stock equivalents         21,352             25,423               21,552             25,480
                                                 =========          =========            =========          =========

Income from continuing operations per share:
       Basic                                     $    .31           $    .50             $    .82           $   1.05
       Diluted                                        .31                .49                  .81               1.02

Cumulative effect of accounting
   change, net of tax, per share:
       Basic                                                                                                    (.08)
       Diluted                                                                                                  (.08)

Net income per share:
       Basic                                     $    .31           $    .50             $    .82           $    .97
       Diluted                                        .31                .49                  .81                .94

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


NOTE 6 - SHAREHOLDERS' EQUITY

         During the quarter ended February 27, 1999, the Company purchased 386,000 shares of its common stock for $5.9 million. For the six months ended February 27, 1999, the Company has purchased 1.5 million shares of its common stock for $26.7 million. Of this amount, 130,000 shares were purchased from an officer of the Company for $17.63 per share when the concurrent market price was $17.88 per share. An additional 92,000 shares were purchased from a former officer and director for $12.75 per share when the concurrent market price was $13.00 per share. The Company also issued 208,000 shares of treasury stock in connection with stock option exercises and the employee stock purchase plan during the six months ended February 27, 1999.

          Subsequent to February 27, 1999, the Company purchased 633,000 shares of its common stock for $6.0 million. All shares were acquired for fair market value on the date of purchase.

         In October 1998, the Board of Directors  approved the purchase of up to
2.0 million shares of the Company's common stock. As of March 29, 1999, the Company had 1.0 million shares remaining for purchase under the current plan.


NOTE 7 - SALE OF PUBLISHERS PRESS

         During the quarter ended February 27, 1999, the Company signed a letter of intent to sell its commercial printing division of Publishers' Press. The Company will retain printing operations related to the production of its planners and other related products. The purchase price and other elements of the transaction are subject to normal due diligence and regulatory reviews. The transaction is expected to be closed by the end of May 1999.

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


RESULTS OF OPERATIONS

         During the first quarter of fiscal 1999, the Company organized its operations into the following three Strategic Business Units ("SBUs"):

                  o   Consumer Products
                  o   Training and Education
                  o   International

         The Consumer Products SBU is responsible for distribution of the Company's products through retail stores, catalog sales, mass markets, contract stationers, Productivity Plus, technology and the Internet. The Training and Education SBU, which includes Premier Agendas ("Premier") and Personal Coaching, is responsible for training, consulting and implementation services, and delivery of products to corporations, business, government and educational institutions. The International SBU is responsible for products and services delivered outside the United States. In addition to these SBUs, the Company defined four support units which provide essential operating and administrative support services to the SBUs. The support units are comprised of Finance, Legal, Information Systems, and Manufacturing and Distribution. The Company anticipates that this organizational alignment will allow the Company to more proactively meet the needs of its customers.

         The following table sets forth selected data concerning sales of the Company's SBUs (dollars in thousands):

                                            Quarter Ended                                 Six Months Ended
                             --------------------------------------------    --------------------------------------------
                              February 27,    February 28,                     February 27,   February 28,
                                   1999            1998      Variance %           1999           1998        Variance %
                                   ----            ----      ----------           ----           ----        ----------
                                      (unaudited)                                     (unaudited)

Consumer Products              $   80,946      $   80,166         1           $  157,827      $  157,817          0
Training and Education             35,065          39,737       (12)              75,645          83,180         (9)
International                      14,010          10,777        30               28,711          23,048         25
Other                               7,068           7,884       (10)              15,268          18,438        (17)
                               ----------      ----------                     ----------      ----------
                               $  137,089      $  138,564        (1)          $  277,451      $  282,483         (2)
                               ==========      ==========                     ==========      ==========


         Quarter Ended February 27, 1999 Compared with the Quarter
                        Ended February 28, 1998

          Consumer Products sales increased $0.8 million, or 1%, compared to the prior year. Sales increases from the Company's retail stores, mass market and contract stationer channels, technology-related products and the Internet channel were offset by decreases in sales from Productivity Plus and catalog operations. Retail store sales increased due to the addition of eight new stores and a 1% increase in comparable store sales. At February 27, 1999, the Company was operating 125 retail stores compared to 117 stores at February 28, 1998. The Company also had increased sales from mass marketing and contract stationer channels due to increased demand and new marketing and distribution agreements. However, based upon pricing and profitability concerns, the Company is reevaluating any future product sales activity in its mass market channel. In addition, technology sales increased primarily due to an increase in demand for electronic-based organizers, including items such as the Palm V(TM) by 3Com(R) and the Company's Franklin Planner(TM) software (formerly "Ascend"). Sales from the Internet channel have increased due to general changes in consumer buying habits and ongoing enhancements to the Company's electronic commerce infrastructure. Increased sales from these channels were offset by a decrease in sales from Productivity Plus and the catalog. Productivity Plus, which sells product primarily to the government, continues to be adversely affected by changes in the government procurement process. A portion of the decrease in catalog sales, and slower than expected comparable store sales, is attributable to sales growth from other distribution channels including mass markets, contract stationers and the Internet.

         Training and Education sales decreased by $4.7 million, or 12%, compared to the prior year. Training sales decreased primarily due to decreased core training program sales, primarily from corporate/on-site programs for leadership training. In addition, book royalties decreased due to the timing of royalties from the "7 Habits of Highly Effective Families" book that was released in fiscal 1998. These decreases were partially offset by growth from new business in the network marketing channel.

         International sales increased by $3.2 million, or 30%, compared to the prior year. The increase was primarily due to the acquisition of King Bear, a former licensee located in Japan, which added $2.7 million in sales to the quarter ended February 27, 1999. The Company also recognized increased product and training sales in the United Kingdom, Australia, Canada and Mexico. Offsetting these increases were generally weaker exchange rates, which adversely affected reported sales.

         Other sales, which consist primarily of the Company's commercial printing services and fitness training sales, decreased $0.8 million, or 10%, compared to the prior year. The decrease was primarily due to the sale of the Company's Institute of Fitness, which recognized $1.3 million of sales during the second quarter of fiscal 1998, but was sold during the fourth quarter of fiscal 1998. The decrease resulting from the Institute of Fitness sale was partially offset by increased commercial printing sales at Publishers Press.

          Gross  margin was 57.7% of sales for the quarter  ended  February  27,
1999, compared to 61.4% for the prior year. During the current quarter, the Company's gross margin was adversely affected by changes in product mix, decreased core training volume, costs associated with a mass marketing agreement, product discounting and decreased book royalties. The Company's product mix was affected by a decrease in high-margin planner sales and an increase in low-margin electronic organizer sales. Core training programs offered by the Company have gross margins that are generally higher than the Company's gross margin taken as a whole. Decreased sales of these higher-margin programs resulted in a lower total gross margin for the Company during the second quarter of fiscal 1999. During the prior year, the Company entered into a mass marketing agreement with a national office products retailer to distribute a limited line of the Company's products. However, related inventory write-offs and other costs of the agreement were higher than expected, resulting in an unfavorable impact to the Company's gross margin. Additionally, the Company discounted several binder models during the second quarter that resulted in favorable unit sales, but at reduced margins. Book royalties received in the prior year reflect the impact of "7 Habits of Highly Effective Families," which was released in fiscal 1998 and had decreased sales during the current quarter, thus directly impacting the Company's gross margin. Partially offsetting these unfavorable items, the Company continues to improve its purchasing and production processes, which have reduced the cost of paper-based products.

         Selling, general and administrative ("SG&A") expenses increased $1.9 million to 40.9% of sales, compared to 39.1% of sales during the prior year. The increase was primarily due to the acquisition of King Bear, which added $2.6 million of SG&A expenses during the quarter ended February 27, 1999. In addition, SG&A expenses increased due to new store openings. These increases were partially offset by decreases in operating costs resulting from the sale of the Institute of Fitness, which had $0.9 million of SG&A expenses during the second quarter of fiscal 1998, and by decreases in other core operating costs.

         Depreciation charges increased by $0.2 million over the prior year due to new computer equipment purchased in conjunction with the business transformation project and the addition of leasehold improvements for new stores. Amortization charges increased by $0.9 million due to goodwill amortization from the acquisition of King Bear, amortization of contingent earnout payments made during the second quarter of fiscal 1999, and amortization of certain business transformation costs.

         Income taxes have been accrued using an effective rate of 42.0% for the quarter ended February 27, 1999 compared to 41.5% for the prior year. The increase was primarily due to additional non-deductible goodwill generated from Premier contingent earnout payments.




        Six Months Ended February 27, 1999 Compared to the Six Months
                          Ended February 28,1998

          Consumer Products sales were flat compared to the prior year. Sales increases from the Company's retail stores, mass marketing and contract stationer channels, technology-related products and the Internet channel were offset by sales decreases from Productivity Plus and catalog operations. Retail store sales increased due to the addition of eight new stores as comparable store sales were flat compared to the prior year. The Company had increased sales from mass market and contract stationer channels resulting from increased demand and new marketing and distribution agreements. However, based upon pricing and profitability concerns, the Company is reevaluating any future product sales activity in its mass market channel. In addition, technology sales increased primarily due to an increase in demand for electronic-based organizers, including items such as the Palm V(TM) by 3Com(R) and the Company's Franklin Planner(TM) software (formerly "Ascend"). Sales from the Internet channel have increased due to general changes in consumer buying habits and ongoing enhancements to the Company's electronic commerce infrastructure. Increased sales from these channels were offset by a decrease in sales from Productivity Plus and the catalog. Productivity Plus, which sells product primarily to the government, continues to be unfavorably affected by changes in the government procurement process. A portion of the decrease in catalog sales, and slower than expected comparable store sales, is attributable to sales growth in other distribution channels including mass markets, contract stationers and the Internet.

          Training and Education sales decreased by $7.5 million, or 9%, compared to the prior year. Training sales decreased in core training program sales, primarily from both public and corporate/on-site leadership seminars. Book royalties also decreased due to the timing of royalty payments from the "7 Habits of Effective Families," which was released during fiscal 1998. In addition, sales from Premier decreased compared to the prior year due to the timing of school agendas shipped. These decreases were partially offset by growth from new business in the network marketing channel and increased Personal Coaching program sales.

         International sales increased by $5.7 million, or 25%, compared to the prior year. The increase was due to the acquisition of King Bear, which has added $6.4 million in sales to the current fiscal year. Decreased sales in Canada, the United Kingdom and the Middle East, combined with generally flat sales performance in other geographic regions partially offset the increased sales from King Bear. In addition, generally weaker exchange rates adversely affected reported sales compared to the prior year.

         Other sales decreased by $3.2 million, or 17%, compared to the prior year. The decrease was due to the sale of the Company's Institute of Fitness, which recognized $3.7 million of sales during the six months ended February 28, 1998, but was sold during the fourth quarter of fiscal 1998. The decrease resulting from the Institute of Fitness sale was partially offset by increased commercial printing sales at Publishers Press.

         Gross margin was 59.7% of sales for the six months ended February 27, 1999, compared to 61.0% for the prior year. During the first quarter of fiscal 1999, the Company improved its gross margin percentage due to manufacturing process improvements, enhanced inventory management procedures and expanded internal production capacity. The Company continued to improve procedures during the second quarter of fiscal 1999, which further reduced the cost of paper-based products. However, the gross margin was unfavorably affected by changes in product mix, decreased core training volume, costs associated with a mass marketing agreement, product discounting and decreased book royalties during the second quarter of fiscal 1999, as described above.

         Selling, general and administrative expenses increased $3.1 million to 40.6% of sales, compared to 38.7% of sales during the prior year. The increase was primarily due to the acquisition of King Bear, which added $5.2 million of SG&A expenses during the six months ended February 27, 1999. SG&A expenses also increased due to new store openings. These increases were partially offset by decreases in operating costs resulting from the sale of the Institute of Fitness, which had $1.9 million of SG&A expenses during the first six months of fiscal 1998. In addition, core SG&A expenses decreased due to general initiatives to reduce operating expenses as a result of slower than expected sales performance.

         Depreciation charges increased by $1.1 million due to new computer equipment purchased in conjunction with the business transformation project, new printing presses and other manufacturing equipment, and the addition of leasehold improvements for new retail stores. Amortization charges increased by $1.6 million compared to the prior year due to goodwill amortization from the acquisition of King Bear, contingent earnout payments and the amortization of certain business transformation costs.

         Income taxes have been accrued using an effective rate of 42.0% for the six months ended February 27, 1999 compared to 41.5% for the prior year. The increase was primarily due to additional non-deductible goodwill generated from Premier contingent earnout payments. Based upon current income estimates, the effective tax rate is expected to increase during the fourth quarter of fiscal 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of capital have been net cash provided by operating activities, long-term borrowings, and line-of-credit financing. Working capital requirements have also been financed through short-term borrowings.

          Net cash provided by operating activities for the six months ended February 27, 1999, was $31.2 million compared to $41.7 million in the prior year. Adjustments to net income for the six months ended February 27, 1999 included $20.6 million of depreciation and amortization charges during fiscal 1999. The primary source of cash from operations was the collection of accounts receivable. The decline in accounts receivable was due primarily to the business cycle of Premier, which has seasonally high sales during the Company's fourth fiscal quarter. However, accounts receivable also declined due to decreased sales during the six months ended February 27, 1999. The primary use of cash was the production and purchase of inventory, especially technology-related items and new products. The decrease in accounts payable and accrued liabilities is also primarily due to the seasonal nature of Premier's operations.

         Net cash used for investing activities totaled $27.9 million during the first six months of fiscal 1999 compared to $28.7 million in the prior year. Of this amount, $8.9 million was used to purchase computer hardware and software, manufacturing equipment, leasehold improvements and other property and equipment. The remaining $19.0 million was used to complete the purchase of King Bear, acquire certain intellectual property and pay contingent earnout payments to the former owners of Premier and Personal Coaching.

         Net cash provided by financing activities was $0.6 million for the six months ended February 27, 1999 compared to net cash used of $8.9 million in the prior year. The primary uses of financing cash were the purchase of 1.5 million shares the Company's common stock for $26.7 million and the payment of Premier's short-term line of credit. Cash from financing sources was primarily derived from the Company's long-term and short-term credit facilities. The Company has unsecured bank lines of credit available for working capital needs totaling $89.0 million, of which $67.3 million was outstanding at February 27, 1999. The lines of credit and $85.0 million long-term notes payable require the Company to maintain certain financial ratios and working capital levels. The Company was in compliance with the borrowing covenants associated with these debt instruments as of February 27, 1999.

         Working capital for the six months ended February 27, 1999 increased by $19.6 million. Management anticipates that its existing capital resources and available lines of credit will be sufficient to maintain current operations and planned growth for the foreseeable future.


MARKET RISK OF FINANCIAL INSTRUMENTS

         The Company has exposure to market risk from foreign currency exchange rates and changes in interest rates. To manage the volatility related to currency exchange rates, the Company has entered into limited derivative transactions to manage well-defined foreign exchange risks. However, the notional amount of the exchange contracts is immaterial and any default by counterparties, although unlikely, would have an insignificant effect on the Company's financial statements. Corresponding gains and losses on derivative contracts was also immaterial for the six months ended February 27, 1999. As the Company continues to expand internationally, the Company's use of foreign exchange contracts may grow in order to manage the foreign currency risks to the Company. As of February 27, 1999, the Company had not entered into derivative instruments to hedge its exposure to interest rate risk.


YEAR 2000 ISSUES

         The Company is actively engaged in assessing and correcting potential year 2000 ("Y2K") information system problems. During fiscal 1997, the Company initiated a business reengineering and information system implementation project that affects nearly every aspect of the Company's operations. In an effort to address compliance issues, the scope of the Project was expanded to ensure Y2K compliance for newly acquired software and hardware. From this process, a team was created to specifically work toward Y2K compliance. The Project has three significant phases that are designed to improve both operating processes and information systems capabilities.

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

State of Readiness

         The Company's  information  systems fall into four general  categories:
(i) Financial, (ii) Supply Chain, (iii) Order to Collect, and (iv) Office Support. The Financial system includes the general ledger, accounts payable, sales and use tax calculations, payroll and human resources applications. Phase one of the Project provided systems that are Y2K compliant for the general ledger, accounts payable and sales and use tax calculations. Payroll and human resource systems were the subject of phase two, which was made operational and compliant in January 1999.

         The Supply Chain system includes applications for production planning, purchasing and product management. These systems were also an element of phase one and are certified by the hardware and software manufacturers as Y2K compliant.

         The Company's Order to Collect system includes applications for order entry, seminar registration, retail sales, order fulfillment, order shipping, invoicing and collections. These systems will be affected by phase three of the Project and completion is expected in various stages through the year 2000. As a result, the Order to Collect system has been reviewed for non-compliance. Certain Y2K issues have been noted in the seminar registration and database applications, third-party utilities and services (primarily telephones, electrical, bankcard processing services and shipping services) and the accounts receivable database and invoicing system. The Company is currently working to obtain software upgrades or replacements for the critical applications, as well as certification letters from service providers, to mitigate potential exposure in these areas.

         The Office Support system includes network hardware and operating systems, desktop and laptop computers, and servers. The Company has evaluated Y2K compliance for these systems and has identified potential compliance issues primarily related to imbedded time clocks in older hardware and equipment. However, since the majority of the Company's hardware has been replaced or upgraded over the past two years, critical systems compliance is not expected to be a major issue.

         The Company has also evaluated non-information systems for Y2K compliance. Non-compliance issues have been identified and prioritized to ensure that critical functions of the business will be operational before the year 2000.

Cost to Address Y2K Issues

         As of February 27, 1999, the Company had spent $9.8 million on hardware and $4.9 million for software in connection with the Project. Consultants were hired to implement software modules and improve business processes, but not necessarily to provide specific Y2K remediation services. The Company also had commitments of $4.6 million for purchased software and expects to spend an additional $1.8 million in other direct costs related to the assessment and correction of potential Y2K issues as of February 27, 1999.

Risk of the Company's Y2K Issues

         The Company anticipates that the risks related to its information and non-information systems will be mitigated by current efforts being made in conjunction with the Project as well as ongoing assessment and correction programs. However, the primary Y2K risk to the Company's operations is service disruption from third-party providers that supply telephone, electrical, banking and shipping services. Any disruption of these critical services would hinder the Company's ability to receive, process and ship orders. Therefore, efforts are currently underway to obtain Y2K compliance certification from the Company's major service providers. Due to the nature of its products and services, the Company does not expect any significant Y2K problems with its products or services.

Contingency Plans

         The Company is currently working on a formal contingency plan for Y2K issues and expects such a plan to be in place before the end of 1999. This contingency plan includes items such as alternate sources of electricity and other essential services necessary to maintain Company operations. However, the Company does have well-defined manual processes which could be used in the event of some system and service disruptions.





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

Item 4.   Submission of Matters to a Vote of Security Holders:

          The Company held its Annual Meeting of Shareholders on January 8, 1999. At this meeting, Jon H. Rowberry, Stephen M.R. Covey, Robert H. Daines and E.J. "Jake" Garn were elected as members of the Board of Directors for three-year terms that expire at the Annual Meeting of Shareholders to be held in 2002, or until their successors are elected and qualified. The number of shares voting in favor of each director was as follows:

                     Jon H. Rowberry           16,980,833
                     Stephen M.R. Covey        16,974,497
                     Robert H. Daines          16,980,373
                     E.J. "Jake" Garn          16,845,826

          During the annual meeting, the shareholders also ratified the appointment of Arthur Andersen LLP as independent certified public accountants for the fiscal year ending August 31, 1999. The number of shares voting in favor of Arthur Andersen LLP was 17,211,145, with 3,127 shares voting against and 7,880 shares voting to abstain.

Item 5.   Other information:

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K:

(A)  Exhibits:

          27.  Financial Data Schedule

(B) Reports on Form 8-K:

          Not applicable.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FRANKLIN COVEY CO.


Date: April 13, 1999            By:   /s/ Jon H. Rowberry
      --------------------            -----------------------------
                                          Jon H. Rowberry
                                          President
                                          Chief Executive Officer


Date: April 13, 1999            By:   /s/ John L. Theler
      -------------------             -----------------------------
                                          John L. Theler
                                          Executive Vice President
                                          Chief Financial Officer