Form 10-Q
period 1999-05-29
FRANKLIN COVEY CO
filed 1999-07-13
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 29, 1999

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to ___________

                           Commission file no. 1-11107

                               FRANKLIN COVEY CO.

             (Exact name of registrant as specified in its charter)

          Utah                                      87-0401551
          (State of incorporation)                  (I.R.S. Employer
                                                    Identification No.)

          2200 West Parkway Boulevard
          Salt Lake City, Utah                      84119-2331
          (Address of principal executive offices)  (Zip code)

          Registrant's telephone number,
          including area code:                      (801) 817-1776


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

              20,361,736 shares of Common Stock as of July 2, 1999

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               FRANKLIN COVEY CO.
                               ------------------

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                      (in thousands, except share amounts)


                                                                                   May 29,                  August 31,
                                                                                    1999                       1998
                                                                                 ---------                   ---------
                                                                                (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                                  $   22,976                $   27,760
      Accounts receivable, less allowance for
         doubtful accounts of $2,971 and $2,840                                      53,691                    83,621
      Inventories                                                                    62,992                    47,799
      Income taxes receivable                                                         6,627
      Other current assets                                                           19,394                    16,113
                                                                                 ----------                ----------
         Total current assets                                                       165,680                   175,293

Property and equipment, net                                                         127,397                   127,268
Goodwill and other intangible assets, net                                           265,371                   270,202
Other long-term assets                                                               24,019                    24,514
                                                                                 ----------                ----------
                                                                                 $  582,467                $  597,277
                                                                                 ==========                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
      Accounts payable                                                           $   14,053                $   27,417
      Accrued acquisition earnouts                                                    1,725                    12,960
      Income taxes payable                                                                                      5,900
      Lines of credit                                                                 6,218                     3,625
      Current portion of long-term debt and capital lease obligations                 3,572                     4,350
      Other current liabilities                                                      41,677                    39,101
                                                                                 ----------                ----------
         Total current liabilities                                                   67,245                    93,353

Line of credit                                                                       65,000                    35,000
Long-term debt and capital lease obligations, less current portion                   89,389                    91,413
Deferred income taxes                                                                35,857                    35,857
                                                                                 ----------                ----------
         Total liabilities                                                          257,491                   255,623
                                                                                 ----------                ----------

Shareholders' equity:
      Common stock, $0.05 par value, 40,000,000
         shares authorized, 27,055,894 shares issued                                  1,353                     1,353
      Additional paid-in capital                                                    234,655                   238,052
      Retained earnings                                                             222,647                   209,772
      Deferred compensation                                                            (435)                     (843)
      Accumulated other comprehensive loss (Note 3)                                  (1,106)                   (2,250)
      Treasury stock at cost, 6,705,037 and 4,813,242 shares                       (132,138)                 (104,430)
                                                                                 ----------                ----------

         Total shareholders' equity                                                 324,976                   341,654
                                                                                 ----------                ----------
                                                                                 $  582,467                $  597,277
                                                                                 ==========                ==========




           (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN COVEY CO.
                               ------------------

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   -------------------------------------------
                      (in thousands, except per share data)


                                                        Quarter Ended                            Nine Months Ended
                                              --------------------------------          -------------------------------

                                                   May 29,            May 31,                May 29,           May 31,
                                                    1999               1998                   1999              1998
                                                -----------        -----------            -----------       -----------
                                                         (unaudited)                               (unaudited)

Sales                                            $ 109,267          $ 107,542              $ 386,718         $ 390,025

Cost of sales                                       50,745             42,728                162,638           152,874
                                                 ---------          ---------              ---------         ---------

Gross margin                                        58,522             64,814                224,080           237,151

Selling, general and administrative                 54,647             53,825                167,168           163,283
Depreciation and amortization                       10,003              8,586                 28,435            24,262
                                                 ---------          ---------              ---------         ---------

Income (loss) from operations                       (6,128)             2,403                 28,477            49,606

Interest and other, net                             (1,794)            (1,600)                (6,279)           (4,233)
                                                 ---------          ---------              ---------         ---------

Income (loss) before income taxes and
      cumulative effect of accounting change        (7,922)               803                 22,198            45,373

Provision (benefit) for income taxes                (3,327)               333                  9,323            18,830
                                                 ---------          ---------              ---------         ---------

Income (loss) before cumulative effect of
      accounting change                             (4,595)               470                 12,875            26,543

Cumulative effect of accounting change,
      net of tax (Note 5)                                                                                       (2,080)
                                                 ---------          ---------              ---------         ----------

Net income (loss)                                $  (4,595)         $     470              $  12,875         $  24,463
                                                 ==========         =========              =========         =========

Income (loss) from continuing operations per
      share:
         Basic                                   $    (.22)         $     .02              $     .61         $    1.08
         Diluted                                      (.22)               .02                    .60              1.05

Cumulative effect of accounting change, net of tax, per share:
         Basic                                                                                                   (0.08)
         Diluted                                                                                                 (0.08)

Net income (loss) per share:
         Basic                                    $   (.22)         $     .02              $     .61         $    1.00
         Diluted                                      (.22)               .02                    .60               .97

Weighted average number of common and common equivalent shares:
         Basic                                      20,522             24,040                 21,252            24,522
         Diluted                                    20,522             24,732                 21,461            25,227





           (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN COVEY CO.
                               ------------------

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                 (in thousands)


                                                                                                 Nine Months Ended
                                                                                         ------------------------------
                                                                                               May 29,        May 31,
                                                                                                1999           1998
                                                                                                -----          ----
                                                                                                  (unaudited)
Cash flows from operating activities:
     Net income                                                                             $  12,875      $  24,463
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                          31,763         27,123
        Other adjustments to reconcile net income to net cash provided by operations            1,350          1,637
        Changes in assets and liabilities, net of effects from acquisitions:
           Decrease in accounts receivable                                                     29,799         19,147
           Increase in inventories                                                            (15,193)            (7)
           Increase in other assets                                                            (4,933)       (11,735)
           Decrease (increase) in income taxes                                                (12,527)         4,737
           Decrease in accounts payable and accrued liabilities                               (16,666)        (9,684)
                                                                                            ---------      ---------

     Net cash provided by operating activities                                                 26,468         55,681
                                                                                            ---------      ---------

Cash flows from investing activities:
     Acquisition of businesses and earnout payments                                           (19,025)       (16,786)
     Purchases of property and equipment                                                      (17,849)       (21,118)
                                                                                            ---------      ---------

     Net cash used for investing activities                                                   (36,874)       (37,904)
                                                                                            ---------      ---------

Cash flows from financing activities:
     Proceeds from short-term borrowings                                                       12,011
     Payments on short-term borrowings                                                         (3,625)        (3,880)
     Proceeds from long-term debt and line of credit                                           30,727        110,037
     Payments on long-term debt and capital leases                                             (3,528)       (86,672)
     Purchase of treasury shares                                                              (32,709)       (28,471)
     Proceeds from treasury stock issuance                                                      1,604          3,438
                                                                                            ---------      ---------

     Net cash provided by (used for) financing activities                                       4,480         (5,548)
                                                                                            ---------      ---------

Effect of foreign exchange rates                                                                1,142         (1,465)
                                                                                            ---------      ---------

     Net increase (decrease) in cash and cash equivalents                                      (4,784)        10,764

Cash and cash equivalents at beginning of period                                               27,760         20,389
                                                                                            ---------      ---------

Cash and cash equivalents at end of period                                                  $  22,976      $  31,153
                                                                                            =========      =========

Supplemental disclosure of cash flow information:
     Interest paid                                                                          $   8,812      $   5,386
     Income taxes paid                                                                         21,453         14,569

     Fair value of assets acquired                                                          $  19,025      $  18,943
     Cash paid for net assets                                                                 (19,025)       (16,786)
                                                                                            ---------      ---------
     Liabilities assumed from acquisitions                                                  $   -          $   2,157
                                                                                            =========      =========

Non-cash investing activities:
     Accrued acquisition earnouts                                                           $   1,725      $     875

           (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN COVEY CO.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 - BASIS OF PRESENTATION

         During the first quarter of fiscal 1999, Franklin Covey Co. (the "Company") adopted a modified 52/53 week reporting year that will end on August 31, 1999. Correspondingly, fiscal quarters will generally consist of 13-week periods that for fiscal 1999 will end on November 28, 1998, February 27, 1999 and May 29, 1999. This change resulted in one additional business day during the quarter ended May 29, 1999 compared to the quarter ended May 31, 1998. However, the nine months ended May 29, 1999 had the same number of business days as the nine months ended May 31, 1998.

         The attached unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The Company suggests the information included in this quarterly report on Form 10-Q be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1998.

         The results of operations for the quarter and nine months ended May 29, 1999 are not necessarily indicative of results for the entire fiscal year ending August 31, 1999.

         In order to conform with the current period presentation, certain reclassifications have been made in the prior period financial statements.


NOTE 2 - INVENTORIES

         Inventories are comprised of the following (in thousands):

                                        May 29,                  August 31,
                                         1999                       1998
                                      -----------                -----------
                                      (unaudited)

        Finished goods                $    41,815                $    32,141
        Work in process                     5,733                      5,261
        Raw materials                      15,444                     10,397
                                      -----------                -----------

                                      $    62,992                $    47,799
                                      ===========                ===========

NOTE 3 - COMPREHENSIVE INCOME

         Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income (loss) includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as components of shareholders' equity. Comprehensive income (loss) for the Company is as follows (in thousands):


                                                       Quarter Ended                         Nine Months Ended
                                             ----------------------------------      ----------------------------------

                                                  May 29,             May 31,              May 29,            May 31,
                                                   1999                1998                 1999               1998
                                             --------------     ---------------      ---------------    ---------------
                                                        (unaudited)                             (unaudited)

Net income (loss)                                $  (4,595)         $     470            $  12,875          $  24,463

Other comprehensive income (loss):
     Foreign currency translation
        adjustments                                    217             (1,019)               1,144             (1,465)
                                                 ---------          ---------            ---------          ---------


Comprehensive income (loss)                      $  (4,378)         $    (549)           $  14,019          $  22,998
                                                 =========          =========            =========          =========


NOTE 4 - SHAREHOLDERS' EQUITY

         During the quarter ended May 29, 1999, the Company purchased 633,000 shares of its common stock for $6.0 million. For the nine months ended May 29, 1999, the Company has purchased 2.1 million shares of its common stock for $32.7 million. Of this amount, 130,000 shares were purchased from an officer of the Company for $17.63 per share when the concurrent market price was $17.88 per share. An additional 92,000 shares were purchased from a former officer and director for $12.75 per share when the concurrent market price was $13.00 per share. The Company also issued 234,000 shares of treasury stock in connection with stock option exercises and the employee stock purchase plan during the nine months ended May 29, 1999.

         In October 1998, the Board of Directors  approved the purchase of up to
2.0 million shares of the Company's common stock. As of June 17, 1999, the Company had 1.0 million shares remaining for purchase under the current plan.


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

NOTE 6 - NET INCOME PER COMMON SHARE

         Basic earnings per share ("EPS") is calculated by dividing income from continuing operations by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing income from continuing operations by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method. During periods of net operating loss, all common stock equivalents are considered antidilutive and are excluded from the diluted earnings per share calculation. Significant components of the numerator and denominator used for Basic and Diluted EPS are as follows (in thousands, except per share amounts):

                                                        Quarter Ended                         Nine Months Ended
                                             ----------------------------------      ----------------------------------

                                                  May 29,            May 31,              May 29,             May 31,
                                                   1999               1998                 1999                1998
                                             --------------     ---------------      ---------------    ---------------
                                                        (unaudited)                             (unaudited)

Income (loss) before accounting change           $  (4,595)         $     470            $  12,875          $  26,543
Cumulative effect of accounting
  change, net of tax                                                                                           (2,080)
                                                 ---------          ---------            ---------          ---------
Net income (loss)                                $  (4,595)         $     470            $  12,875          $  24,463
                                                 ==========         =========            =========          =========

Basic weighted-average shares
  outstanding                                       20,522             24,040               21,252             24,522

Incremental shares from assumed
  exercises of stock options                                              692                  209                705
                                                 ---------          ---------            ---------          ---------
Diluted weighted-average shares
  outstanding and common stock
  equivalents                                       20,522             24,732               21,461             25,227
                                                 =========          =========            =========          =========

Income (loss) from continuing Operations
  per share:
     Basic                                       $    (.22)         $     .02            $     .61          $    1.08
     Diluted                                          (.22)               .02                  .60               1.05

Cumulative effect of accounting
  change, net of tax, per share:
     Basic                                                                                                       (.08)
     Diluted                                                                                                     (.08)

Net income (loss) per share:
     Basic                                       $    (.22)         $    .02             $     .61           $   1.00
     Diluted                                          (.22)              .02                   .60                .97


NOTE 7 - SALE OF PUBLISHERS PRESS

         During the quarter ended February 27, 1999, the Company announced its intention to sell the commercial printing division of Publishers Press. The
Company will retain printing operations related to the production of its planners and other related products. The purchase price and other elements of the transaction will be subject to normal due diligence and regulatory reviews. Initially, the Company expected to close the sale during May 1999, however, the Company now estimates an August 1999 completion date. The net effect of this transaction is expected to have an immaterial effect on the Company's financial statements.

NOTE 8 - SUBSEQUENT EVENT

         On June 2, 1999, the Company issued 750,000 shares of Series A Preferred Stock (the "Preferred Stock") for $75.0 million in cash to Knowledge Capital Investment Group, a private investment firm. The Preferred Stock dividends accrue at an annual rate of 10%, and are payable, at the Company's option, in Preferred Stock until July 1, 2002. Subsequent to July 1, 2002, dividends will be payable in cash. The Preferred Stock is convertible at any time into the Company's common stock at a conversion price of $14.00 per share. The Preferred Stock will rank senior to the Company's common stock and holders of the Preferred Stock will have generally the same voting rights as holders of common stock on an as-converted basis. As part of the Preferred Stock transaction, the Company plans to offer its existing shareholders the opportunity to purchase up to 750,000 additional shares of Series A Preferred Stock pursuant to a registered offering of non-transferable rights. In addition, a partner of Knowledge Capital Investment Group was named Chairman of the Board of Directors. The new Chairman was previously a member of the Company's Board.

                               FRANKLIN COVEY CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1998.


RESULTS OF OPERATIONS

         During the first quarter of fiscal 1999, the Company organized its operations into the following three Strategic Business Units ("SBUs"):

                  o   Consumer Products
                  o   Training and Education
                  o   International

         The Consumer Products SBU is responsible for distribution of the Company's products through retail stores, catalog sales, mass markets, contract stationers, Productivity Plus, technology wholesale and the Internet. The
Training and Education SBU, which includes Premier Agendas ("Premier") and Personal Coaching, is responsible for training, consulting and implementation services, and delivery of products to corporations, business, government and educational institutions. The International SBU is responsible for products and services delivered outside the United States. In addition to these SBUs, the Company defined four support units that provide essential operating and administrative support services to the SBUs. The support units are comprised of Finance, Legal, Information Systems, and Manufacturing and Distribution. The Company anticipates that this organizational alignment will allow the Company to more proactively meet the needs of its customers.

         The following table presents selected data concerning sales of the Company's SBUs (dollars in thousands):

                                            Quarter Ended                                 Nine Months Ended
                             --------------------------------------------    -----------------------------------------------
                                 May 29,         May 31,                          May 29,         May 31,
                                  1999            1998         Variance %          1999            1998           Variance %
                              -----------      ----------      ----------      ----------      ----------         ----------
                                      (unaudited)                                     (unaudited)

Consumer Products              $   49,366      $   45,393            9        $  207,192      $  203,210               2
Training and Education             41,237          41,586           (1)          116,885         124,765              (6)
International                      11,213          11,376           (1)           39,922          34,423              16
Other                               7,451           9,187          (19)           22,719          27,627             (18)
                               ----------      ----------                     ----------      ----------
                               $  109,267      $  107,542            2        $  386,718      $  390,025              (1)
                               ==========      ==========                     ==========      ==========

Quarter Ended May 29, 1999 Compared to the Quarter Ended May 31, 1998
---------------------------------------------------------------------

         Consumer Products sales increased $4.0 million, or 9%, compared to the prior year. Sales increases from the Company's retail stores, contract stationer channels, Productivity Plus and the Internet channel were offset by a decrease in sales from catalog operations. Retail store sales increased due to six additional stores and a 6% increase in comparable store sales. At May 29, 1999, the Company was operating 125 retail stores compared to 119 stores at May 31, 1998. Comparable store sales growth was primarily attributable to increased sales of technology-related products such as the Palm V(TM) by 3Com(R) bundled with the Company's new Franklin Planner(TM) software, as well as the introduction of limited edition planners such as the Hallmark(R) and Shoebox(R) planners. The Company also had increased sales from contract stationer channels due to increased demand and new marketing and distribution agreements. Productivity Plus, which sells products primarily to the government, increased its sales over the prior year due to improved distribution opportunities at military base retail stores. Sales from the Internet channel have increased due to general changes in consumer buying habits and ongoing enhancements to the Company's electronic commerce infrastructure. Increased sales in these channels were offset by decreased sales from the Company's catalog operations. Sales growth in other distribution channels, including retail stores, contract stationers and the Internet, continue to have an unfavorable effect on catalog sales.

          Training and Education sales decreased by $0.3 million, or 1%, compared to the prior year. Training sales decreased primarily due to decreased core training program sales, primarily from corporate/on-site and facilitated programs for leadership training. In addition, book royalties decreased due to the decline in royalties received from the "7 Habits of Highly Effective Families" book that was released in fiscal 1998. Decreases in core training programs were partially offset by sales growth from new business in both the network-marketing channel and Personal Coaching.

         International sales decreased by $0.2 million, or 1%, compared to the prior year. The decrease was primarily due to declining sales in the Middle East and Canada. During the current year, the Company converted most of its Middle East direct offices into licensee operations. Although this conversion reduced expenses and certain other business risks, the Company only receives licensee royalties on qualifying sales. The Company's Canadian operations were adversely affected as a result of labor disputes at one of its largest clients. Offsetting these decreases were sales increases in Japan and Australia, primarily due to the acquisition of a former licensee in Japan and increased training sales in Australia.

         Other sales, which consist primarily of the Company's commercial printing services and fitness training sales, decreased $1.7 million, or 19%, compared to the prior year. The decrease was primarily due to the sale of the Company's Institute of Fitness, which recognized sales of $2.1 million during the third quarter of fiscal 1998, but was sold during the fourth quarter of fiscal 1998. The decrease resulting from the Institute of Fitness sale was partially offset by increased commercial printing sales at Publishers Press.

          Gross margin was 53.6% of sales for the quarter, compared to 60.3% in the prior year. The Company's gross margin was unfavorably affected in the current quarter by inventory write-offs, changes in product mix, channel pricing, decreased core training volume, and decreased book royalties. The Company's product mix continues to be affected by an overall decrease in high-margin planner sales and an increase in lower-margin technology-related product sales. Increased sales from the contract stationer channel adversely affected gross margin due to contracted pricing terms that have resulted in higher volume, but at reduced margins. Core training programs offered by the Company have gross margins that are generally higher than the Company's gross margin on product sales. Continued lower sales of these higher-margin programs resulted in a lower total gross margin for the Company during the third quarter of fiscal 1999. Book royalties received in the prior year reflect the impact of "7 Habits of Highly Effective Families," which was released in fiscal 1998 and had decreased sales during the current quarter, thus directly impacting the Company's gross margin.

         Selling, general and administrative ("SG&A") expenses increased $0.8 million, but remained consistent as a percent of sales at 50.0%, compared to 50.1% in the prior year. The increase was primarily due to the acquisition of King Bear (a former licensee located in Japan), which was effective April 1, 1998, as well as increased operating expenses in Europe in connection with expanded operations. In addition, SG&A expenses increased due to new store openings. These increases were partially offset by decreases in operating costs resulting from the sale of the Institute of Fitness, which had $1.1 million of SG&A expenses during the third quarter of fiscal 1998, and by decreases in other core operating costs.

         Depreciation charges increased by $0.9 million over the prior year primarily due to new computer software and hardware purchased in conjunction with the business transformation project and the addition of leasehold improvements for new stores. Amortization charges increased by $0.5 million due to amortization of contingent earnout payments made during the second quarter of fiscal 1999 and the amortization of certain business transformation costs.

          Income taxes have been accrued using an effective rate of 42.0% for the quarter ended May 29, 1999 compared to 41.5% for the prior year. The increase was primarily due to additional non-deductible goodwill generated from Premier contingent earnout payments.


Nine Months Ended May 29, 1999 Compared to the Nine Months Ended May 31, 1998
-----------------------------------------------------------------------------

         Consumer Products sales increased $4.0 million, or 2%, compared to the prior year. Increased sales from the Company's retail stores, mass marketing and contract stationer channels, technology wholesale and the Internet were offset by decreased sales from Productivity Plus and the Company's catalog operations. Retail store sales increased due to the addition of six new stores and a 1% increase in comparable store sales. Comparable store sales growth was primarily attributable to increased sales of technology-based products such as the Palm V(TM) by 3Com(R) bundled with the Company's Franklin Planner(TM) software. The Company also had increased sales from mass market and contract stationer channels resulting from increased demand and new marketing and distribution agreements. However, based upon pricing and profitability concerns, the Company is reevaluating any future product sales activity in its mass-market channel. Sales from the Internet channel have increased due to general changes in consumer buying habits and ongoing enhancements to the Company's electronic commerce infrastructure. Increased sales from these channels were offset by sales decreases at Productivity Plus and from the Company's catalog operations. Productivity Plus, which sells product primarily to the government, was unfavorably affected during the year by changes in the government procurement process. A portion of the decrease in catalog sales is directly attributable to sales growth in other distribution channels including retail stores, mass markets, contract stationers and the Internet.

          Training and Education sales have decreased $7.9 million, or 6%, compared to the prior year. Decreased sales in core training program sales, from both public and corporate/on-site leadership seminars, has been the primary cause of reduced training sales. Book royalties also decreased due to the timing of royalty payments from the "7 Habits of Effective Families," which was released during fiscal 1998. These decreases were partially offset by growth from new business in the network marketing channel and increased Personal Coaching program sales.

         International sales increased by $5.5 million, or 16%, compared to the prior year. The increase was due to the acquisition of King Bear, which has added approximately $6.8 million of incremental sales to the current fiscal year. Decreased sales in Canada and the Middle East, combined with generally flat sales performance in other geographic regions partially offset the increased sales from King Bear. In addition, generally weaker exchange rates adversely affected reported sales compared to the prior year.

         Other sales decreased by $4.9 million, or 18%, compared to the prior year. The decrease was due to the sale of the Company's Institute of Fitness, which recognized $5.2 million of sales during the nine months ended May 31, 1998, but was sold during the fourth quarter of fiscal 1998. The decrease resulting from the Institute of Fitness sale was partially offset by increased commercial printing sales at Publishers Press.

         Gross margin was 57.9% of sales compared to 60.8% for the prior year. Although the Company has improved its manufacturing and procurement procedures, and expanded internal production capacity, gross margin was unfavorably affected by changes in product mix, channel pricing, decreased core training volume, inventory write-offs, decreased book royalties and costs associated with a mass marketing agreement. Based upon pricing and profitability concerns, the Company is reevaluating any future product sales activity through mass-market channels.

         Selling, general and administrative expenses increased $3.9 million to 43.2% of sales, compared to 41.9% of sales during the prior year. The increase was primarily due to the acquisition of King Bear, which added $5.9 million of incremental SG&A expenses during the nine months ended May 29, 1999. SG&A expenses also increased due to new store openings. These increases were partially offset by decreases in operating costs resulting from the sale of the Institute of Fitness, which had $3.0 million of SG&A expenses during the first nine months of fiscal 1998. In addition, core SG&A expenses decreased due to general initiatives to reduce operating expenses as a result of slower than expected sales performance.

         Depreciation charges increased by $2.0 million due to new computer software and hardware purchased in conjunction with the business transformation project, new printing presses and other manufacturing equipment, and the addition of leasehold improvements for new retail stores. Amortization charges increased by $2.2 million compared to the prior year due to goodwill amortization from the acquisition of King Bear, contingent earnout payments and the amortization of certain business transformation costs.

         Income taxes have been provided for using an effective rate of 42.0% during the nine months ended May 29, 1999 compared to 41.5% for the prior year. The increase was primarily due to additional non-deductible goodwill generated from Premier contingent earnout payments. Based upon current income estimates for the remaining fiscal year, the effective tax rate is expected to increase during the fourth quarter of fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of capital have been net cash provided by operating activities, long-term borrowings, and line-of-credit financing. Working capital requirements have also been financed through short-term borrowings. Working capital for the nine months ended May 29, 1999 has increased by $16.5 million. Subsequent to May 29, 1999, the Company issued 750,000 shares of Series A Preferred Stock for $75.0 million in cash to a private equity investor. The Preferred Stock dividends accrue at an annual rate of 10%, and are payable, at the Company's option, in Preferred Stock until July 1, 2002. Subsequent to July 1, 2002, dividends will be payable in cash.

          Net cash provided by operating activities for the nine months ended May 29, 1999, was $26.5 million compared to $55.7 million in the prior year. Adjustments to net income for the nine months ended May 29, 1999 included $31.8 million of depreciation and amortization charges during fiscal 1999. The primary source of cash from operations was the collection of accounts receivable. The decline in accounts receivable was due primarily to the business cycle of Premier, which has seasonally high sales during the Company's fourth fiscal quarter. However, accounts receivable also declined due to decreased sales during the nine months ended May 29, 1999. The primary use of cash was the production and purchase of inventory items, especially technology-related items and new products. The decrease in accounts payable and accrued liabilities was also primarily due to the seasonal nature of Premier's operations. The decrease in income taxes was due to the timing of estimated payments and actual taxable income recognized by the Company.

         Net cash used for investing activities totaled $36.9 million during the first nine months of fiscal 1999 compared to $37.9 million in the prior year. Of this amount, $17.9 million was used to purchase computer hardware and software, manufacturing equipment, leasehold improvements and other property and equipment. The remaining $19.0 million was used to complete the purchase of King Bear, acquire certain intellectual property and pay contingent earnout payments to the former owners of Premier and Personal Coaching.

         Net cash provided by financing activities was $4.5 million for the nine months ended May 29, 1999 compared to net cash used of $5.5 million in the prior year. The primary uses of financing cash were the purchase of 2.1 million shares the Company's common stock for $32.7 million and the payment of Premier's short-term line of credit. Cash from financing sources was primarily derived from the Company's long-term and short-term credit facilities. The Company has unsecured bank lines of credit available for working capital needs totaling $89.0 million, of which $71.2 million was outstanding at May 29, 1999. The lines of credit and $85.0 million long-term notes payable require the Company to maintain certain financial ratios and working capital levels. The Company was in compliance with the borrowing covenants associated with these debt instruments as of May 29, 1999.


MARKET RISK OF FINANCIAL INSTRUMENTS

         The Company has exposure to market risk from foreign currency exchange rates and changes in interest rates. To manage the volatility related to currency exchange rates, the Company has entered into limited derivative transactions to manage well-defined foreign exchange risks. However, the notional amount of the exchange contracts is immaterial and any default by counterparties, although unlikely, would have an insignificant effect on the Company's financial statements. Corresponding gains and losses on derivative contracts was also immaterial for the nine months ended May 29, 1999. As the Company continues to expand internationally, the Company's use of foreign exchange contracts may grow in order to manage the foreign currency risks to the Company. As of May 29, 1999, the Company had not entered into derivative instruments to hedge its exposure to interest rate risk.

YEAR 2000 ISSUES

         The Company is actively engaged in assessing and correcting potential year 2000 ("Y2K") information system problems. During fiscal 1997, the Company initiated a business reengineering and information system implementation project (the "Project") that affects nearly every aspect of the Company's operations. In an effort to address Y2K compliance issues, the scope of the Project was expanded to ensure Y2K compliance for newly acquired software and hardware as well as test existing systems for compliance. From this process, a team representing different areas of the Company was assembled to specifically work toward timely Y2K compliance. As of May 29, 1999, the Company's progress toward completion of Y2K remediation projects is as follows:

State of Readiness

         The Project has three significant phases that are designed to improve both operating processes and information systems capabilities. The first phase of the Project included hardware and software for the Company's financial reporting and manufacturing operations. Phase two focused on payroll and human resource applications and became operational in January 1999. Phase three addresses the "Order to Collect" systems and is expected to be completed in various stages through the year 2000 with critical applications to be made Y2K compliant before the end of 1999.

         Within the framework of this Project, the Company's information systems fall into four general categories: (i) Financial, (ii) Supply Chain, (iii) Order to Collect, and (iv) Office Support. The Financial system includes the general ledger, accounts payable, sales and use tax calculations, payroll and human resources applications. Phase one of the Project provided systems and hardware that are Y2K compliant for the general ledger, accounts payable and sales and use tax calculations. Payroll and human resource systems were the subject of phase two, which was made operational with compliant hardware and software in January 1999. The Supply Chain system includes applications for production planning, purchasing and product management. These systems were also an element of phase one and are certified by the hardware and software manufacturers as Y2K compliant. The Company's Order to Collect system includes applications for order entry, seminar registration, retail sales, order fulfillment, order shipping, invoicing and collections. These systems will be affected by phase three of the Project and completion is expected in various stages through the year 2000. The Office Support system includes network hardware and operating systems, desktop and laptop computers, and servers and includes applications not specifically addressed by the Project.

         In order to correct possible Y2K problems, the Company has developed a plan to assess potential Y2K problems, prioritize identified problems as critical or non-critical, test compliance of critical systems, and implement solutions for all critical systems. To ensure Y2K readiness, all Company systems, including completed Project modules, were subject to assessment and testing. To date, the Company has completed its assessment of systems and applications that could have a significant impact on the Company's ability to sell and deliver its products and services. Following the assessment, all system problems were prioritized in order to mitigate concerns with business-critical systems. The Company is currently testing critical systems in an isolated test environment that does not compromise current operations. Based upon these test results, the Company has obtained hardware and/or software solutions for many of its critical applications. Critical applications that have been tested, corrected and certified as Y2K compliant include the Company's order entry and distribution systems, all internal manufacturing systems and all international financial and computer systems. In addition, the Company's electronic data interface ("EDI") replacement has been selected and tested, with implementation scheduled for fall of 1999. The Company expects that all critical systems will be tested and certified prior to December 31, 1999. All non-critical and/or non-information systems concerns, such as elevators, have also been assessed and prioritized with all critical non-information systems to be made compliant by December 31, 1999.

Cost to Address Y2K Issues

         As of May 29, 1999, the Company had spent $9.9 million on hardware and $5.2 million for software in connection with the Project. Consultants were hired to implement software modules and improve business processes, but not necessarily to provide specific Y2K remediation services. The Company also had commitments of $4.6 million for purchased software and expects to spend an additional $1.0 million in other direct costs related to the assessment and correction of potential Y2K issues as of May 29, 1999.

Risk of the Company's Y2K Issues

         The primary Y2K risk to the Company is from external vendors and service providers. As part of its assessment of Y2K issues, the Company has gathered information from its suppliers and other external vendors regarding their Y2K compliance status. Based upon information received, the most significant risk to the Company appears to be from certain critical international suppliers that, despite their best efforts, may be affected by utility outages and may not be able to meet delivery deadlines. In addition, the Company has not yet received Y2K compliance certification from its two largest shipping service providers and is currently pursuing contingency plans to mitigate  this  risk.  Based  upon  inquiry  responses,  the  Company  does  not anticipate any significant problems from its utility, telephone and financial service providers. Although the Company is not aware of any other external risks, the Company has no means of ensuring that all external vendors and service providers will be Y2K compliant. The inability of certain external vendors or service providers to complete their Y2K remediation efforts in a timely manner could materially effect the operations of the Company. However, the effect of Y2K non-compliance by external vendors is not readily determinable.

         The Company has also assessed Y2K compliance issues related to its products available for sale and does not believe that Y2K presents a material exposure to the Company related to its products.

Contingency Plans

         The Company has completed formal contingency plans for most critical business units. An integrated, Company-wide contingency plan, based upon business unit plans, is expected to be completed by November 30, 1999.

         The Company's plan to complete Y2K remediation efforts is based upon management's best estimates, which are subject to numerous assumptions regarding future events including the availability of certain resources and other circumstances beyond the control of management. Estimated completion dates and total costs are based upon current levels of activity and specific efforts to correct potential Y2K problems. However, there can be no guarantee that stated estimates can be achieved and actual results may differ materially from current expectations. Specific factors that may result in material differences include, but are not limited to, availability of critical application corrections, the availability of required hardware and other similar uncertainties.

             "Safe Harbor" Statement Under the Private Securities
                       Litigation Reform Act of 1995
                       -----------------------------

         With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. Such uncertainties include, but are not limited to, unanticipated developments in any one or more of the following areas: the integration of acquired or merged businesses, management of growth, dependence on products or services, the rate and consumer acceptance of new product introductions, competition, Y2K issues, the number and nature of customers and their product orders, pricing, pending and threatened litigation, and other risk factors which may be detailed from time to time in the Company's press releases, reports to shareholders and in filings with the Securities and Exchange Commission.

         These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results will differ and may differ materially from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the business risks described in the Company's Annual Report on Form 10-K Report for the year ended August 31, 1998 and elsewhere in the Company's filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings:  Not Applicable

Item 2.   Changes in Securities:  Not Applicable

Item 3.   Defaults upon Senior Securities:  Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders:  Not Applicable

Item 5.   Other Information:

          In connection with the $75.0 million Preferred Stock offering,  Robert
          A. Whitman was named Chairman of the Board of Directors. Hyrum Smith, formerly Chairman of the Board, and Stephen R. Covey, formerly Co-Chairman of the Board, now serve as Vice-Chairmen of the Board of Directors.

          On July 6, 1999, Jon Rowberry resigned as the Company's President and Chief Executive Officer. Until a successor is named, Robert A. Whitman will act as interim Chief Executive Officer.

Item 6.   Exhibits and Reports on Form 8-K:

          (A)  Exhibits:

               3.1 Articles of Amendment to Articles of Incorporation of Franklin Covey Co. containing Certificate of Designation of Series A Preferred Stock dated as of June 2, 1999 (filed as
                    Exhibit 2 to Schedule 13D (CUSIP No. 353469109) as filed with the Commission on June 2, 1999 and incorporated herein by reference).

               4.1 Stockholders Agreement, dated June 2, 1999 (filed as Exhibit 3 to Schedule 13D (CUSIP No. 353469109) as filed with the Commission on June 2, 1999 and incorporated herein by reference).

               4.2  Registration Rights Agreement,  dated June 2, 1999 (filed as
                    Exhibit 4 to Schedule 13D (CUSIP No. 353469109) as filed with the Commission on June 2, 1999 and incorporated herein by reference).

              10.1 Monitoring Agreement between the Company and Hampstead Interests, LP dated June 2, 1999 (filed as Exhibit 5 to
                    Schedule 13D (CUSIP No. 353469109) as filed with the Commission on June 2, 1999 and incorporated herein by reference).

              27    Financial Data Schedule (filed herewith)

              99.1 Schedule 13D filed with the Commission on June 2, 1999 (CUSIP No. 353469109 and incorporated herein by reference)

              99.2  Stock  Purchase  Agreement,  dated  May 11,  1999  (filed as
                    Exhibit 1 to Schedule 13D (CUSIP No. 353469109) as filed with the Commission on June 2, 1999 and incorporated herein by reference).

          (B)      Reports on Form 8-K:  None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FRANKLIN COVEY CO.


Date:  July 13, 1999                By:   /s/ Robert A. Whitman
     ---------------------------        ------------------------------------
                                         Robert A. Whitman
                                         Chief Executive Officer



Date:  July 13, 1999                By:   /s/ John L. Theler
     ---------------------------        ------------------------------------
                                         John L. Theler
                                         Chief Financial Officer