Form 10-K
period 1999-08-31
FRANKLIN COVEY CO
filed 1999-11-23
CIK 886206

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ______________

                               FRANKLIN COVEY CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
         Utah                        1-11107                 87-0401551
--------------------------   ----------------------     ----------------------
(State or other jurisdiction  (Commission File No.)         (IRS Employer
   of incorporation)                                     Identification No.)
                           2200 West Parkway Boulevard
                         Salt Lake City, Utah 84119-2331
--------------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)

         Registrant's telephone number, including area code:  (801) 817-1776

         Securities registered pursuant to Section 12(b) of the Act:
                                             Name of Each Exchange on Which
           Title of Each Class                        Registered
  -----------------------------------    ---------------------------------------
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant on November 1, 1999, based upon the closing sale price of the Common Stock of $8.38 per share on that date, was approximately $172,068,417. Shares of the Common Stock held by each officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded.

         As of November 1, 1999, the Registrant had 20,533,224 shares of Common Stock outstanding.

          DOCUMENTS INCORPORATED BY REFERENCE Parts of the following documents are incorporated by reference in Parts II, III and IV of this Form 10-K: Proxy Statement for Registrant's Annual Meeting of Shareholders, which is scheduled to be held on January 28, 2000 (Part III).
------------------------------------------------------------------------------

                                                 INDEX TO FORM 10-K

                                                                                                     Page
PART I     .............................................................................................1

Item 1.    BUSINESS.....................................................................................1
           General......................................................................................1
           Franklin Covey Products......................................................................3
                  Paper Planners .......................................................................3
                  Binders  .............................................................................3
                  Electronic Solutions .................................................................3
                  Personal Development Products.........................................................3
           Training, Facilitation and Consulting Services...............................................4
                 Training and Education Programs........................................................4
                  Personal Coaching.....................................................................5
           Sales and Marketing..........................................................................5
                 Domestic Consumer Products ............................................................6
                           Catalog  ....................................................................6
                           Retail Stores................................................................6
                           Other Channels...............................................................6
                 Domestic Training and Education Sales..................................................7
                 International Operations...............................................................7
                 Printing Services .....................................................................8
           Strategic Distribution Alliances.............................................................8
           Clients......................................................................................8
           Competition..................................................................................8
                  Training .............................................................................8
                  Consulting............................................................................8
                  Products .............................................................................8
           Manufacturing and Distribution...............................................................9
           Trademarks, Copyrights and Intellectual Property............................................10
           Employees...................................................................................10

Item 2.    PROPERTIES..................................................................................11

Item 3.    LEGAL PROCEEDINGS...........................................................................11

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................11

PART II    ............................................................................................12

Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS....................12

Item 6.    SELECTED FINANCIAL DATA.....................................................................12

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......13
                 Overview..............................................................................13
                 Restructuring.........................................................................14
                 Year 2000 Issues......................................................................15
                      State of Readiness...............................................................15
                      Cost to Address Y2K Issues.......................................................16
                      Risk of the Company's Y2K Issues.................................................16
                      Contingency Plans................................................................17
                 Results of Operations.................................................................17
                      Gross Margin.....................................................................19
                      Operating Expenses...............................................................19
                      Restructuring Costs..............................................................20
                      Loss on Impaired Assets..........................................................20
                      Interest Expense.................................................................20
                      Income Taxes.....................................................................20
                      Preferred Stock Dividends........................................................21
                 Fiscal 1998 Compared with Fiscal 1997.................................................21
                      Sales ...........................................................................21
                      Gross Margin.....................................................................21
                      Operating Expenses...............................................................22
                      Interest Expense.................................................................22
                      Income Taxes.....................................................................22
                      Change in Accounting Principle...................................................22
                 Quarterly Results.....................................................................22
                 Liquidity and Capital Resources.......................................................23
                 Market Risk of Financial Instruments..................................................26
                 "Safe Harbor" Statement...............................................................26



Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................27
                 Consolidated Balance Sheets...........................................................28
                 Consolidated Statements of Income and Comprehensive Income............................29
                 Consolidated Statements of Shareholders' Equity.......................................30
                 Consolidated Statements of Cash Flows.................................................31
                 Notes to Consolidated Financial Statements............................................32

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........51

PART III   ............................................................................................52

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................52

Item 11.   EXECUTIVE COMPENSATION......................................................................52

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................52

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................52

PART IV    ............................................................................................53

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............................53
           (a)    Documents Filed......................................................................53
                  1.       Financial Statements........................................................53
                  2.       Exhibit List................................................................53
           (b)    Reports on Form 8-K..................................................................54
           (c)    Exhibits.............................................................................57
           (d)    Financial Statement Schedule........................................................132

SIGNATURES ............................................................................................55


                                   PART I


Item 1.  BUSINESS

GENERAL

         Franklin Covey Co. (the "Company" or "Franklin Covey") is an international learning and performance solutions company dedicated to increasing the effectiveness of individuals and organizations. To achieve that goal, the Company provides consulting services, training and education programs, educational materials, publications, assessment and measurement tools, implementation processes, application tools and products designed to empower individuals and organizations to become more effective. The Company's offerings include a comprehensive time and life management system that enables individuals to better manage their time by identifying goals and prioritizing the tasks necessary to achieve them. The Company also provides training and education, consulting services and products designed to improve organizational effectiveness, leadership skills, written and oral business communication skills, sales skills, performance skills and the ability to measure the impact of training investments. Franklin Covey also offers book and commercial printing services. To facilitate implementation of the principles it teaches, the Company produces and markets its primary product, the Franklin Planner(R).

         The original Franklin Planner consists of a paper-based, two-page per day Franklin Covey planning system combined with a seven-ring binder, a variety of planning aids, weekly, monthly and annual calendars and personal management sections. The Franklin Planner can also be purchased in one-page per day or two-page per week versions. The Company offers various forms and accessories that allow users to expand and customize their Franklin Planner. Franklin Covey markets the Franklin Planner and accessory products directly to organizations, and through its sales catalog, its retail stores, and its e-commerce Internet site at www.franklincovey.com. At August 31, 1999, Franklin Covey had 125 domestic retail stores located in 36 states and the District of Columbia. A significant percentage of the users of the original Franklin Planner continue to purchase a renewal planner each year, creating substantial recurring sales. In recent years, the Company has also made the Franklin Planner system available in desktop software and as an add-on to the popular 3Com Palm(R) Computing organizers and Windows CE(R) hand-held devices. The Company also recently released an extension to Microsoft Outlook(R) that incorporates Franklin Planner principles into the Outlook calendar system.

         The principles taught in the Company's curriculum have also been published, in many cases, in book and audio tape form. Books sold by the Company include The 7 Habits of Highly Effective People, Principle-Centered Leadership, First Things First, The 7 Habits of Highly Effective Families, Nature of Leadership and Living the 7 Habits, all by Stephen R. Covey, The 10 Natural Laws of Time and Life Management by Hyrum W. Smith, The Power Principle by Blaine Lee and The 7 Habits of Highly Effective Teens, by Sean Covey. These books, as well as audio tape versions of many of these products, are sold through general retail channels, as well as through the Company's own catalog and retail stores.

         Domestic consumer product sales, consisting primarily of the Franklin Planner and related products, accounted for 48% of the Company's sales during the year ended August 31, 1999.

         Franklin Covey provides its effectiveness solutions to business, industry, educational institutions, government entities, communities and individuals. The Company sells its services to the organizational market through its own direct sales force. The Company delivers its training services to organizations in one of three ways:

1. Franklin Covey consultants provide on-site consulting or training classes for organizations. In these situations, the Franklin Covey consultant can tailor the curriculum to the client's specific business and objectives.

2. The Company also conducts public seminars in more than 200 cities throughout the United States, where organizations can send their employees in smaller numbers. These public seminars are also marketed directly to the public through the Company's catalog, e-commerce website, retail stores, and by direct mail.

3. The Company's programs are also designed to be facilitated by licensed professional trainers and managers in client organizations, reducing dependence on the Company's professional presenters, and creating continuing revenue as participant materials are purchased for trainees by these facilitators.

         In fiscal 1999, the Company provided products and services to 83 of the Fortune 100 and more than 75% of the Fortune 500 companies. The Company also provides its products and services to a number of U.S. and foreign governmental agencies, including the U.S. Department of Defense, as well as educational institutions.

         Domestic training and education sales, including training presented by client facilitators, accounted for 38% of the Company's sales, representing approximately 530,000 individuals trained, during the year ended August 31, 1999.

         The Company also provides products, consulting and training services internationally, either through directly operated offices, or through licensed providers. At August 31, 1999, Franklin Covey had direct operations in Canada, Japan, Australia, New Zealand, Mexico, Bahrain, Belgium and the United Kingdom. The Company also had licensed operations in 33 countries, including Mexico and the United Kingdom. During the year ended August 31, 1999, the total sales of the direct operations and royalties from the licensed operations were $50.5 million and accounted for 9% of total Company revenue.

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

         Effective June 2, 1997, Covey Leadership Center, Inc. ("Covey") was merged with and into the Company (the "Merger") and the name of the Company was changed to Franklin Covey Co. Management believes that the Merger positions the Company as a leading provider of products and training services designed to increase the effectiveness of individuals and organizations. The Merger broadened the range of products and services offered to include Covey's top-rated leadership programs, "The 7 Habits of Highly Effective People(R)" and "Four Roles of Leadership(R)," increased the Company's capacity to develop and market new programs and products and created the potential for significant efficiencies and synergies as distribution and production facilities were combined.

         In January 1999, the Company acquired the assets of Khalsa Associates, a leading sales training company. In July 1999, Microsoft announced that it had signed an agreement with Franklin Covey to train its world-wide sales force and its 21,000 sales channel partners utilizing Franklin Covey's unique consultative sales training program.

         In September 1999, the Company acquired the assets of the Professional Resources Organization (the Jack Phillips Group), a leading measurement assessment firm specializing in measuring the impact and return on investment in training and consulting.

         Unless the context requires otherwise, all references to the "Company" or to "Franklin Covey" herein refer to Franklin Covey Co. and each of its operating divisions and subsidiaries. The Company's principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331 and its telephone number is (801) 817-1776.

FRANKLIN COVEY PRODUCTS

         Based upon its belief that organizational and individual productivity require effective time management, the Franklin Planner has been developed as the basic tool for implementing the principles of Franklin Covey's time management system. The original Franklin Planner consists of a paper-based Franklin Covey planning system, a binder in which to carry it, various planning aids, weekly, monthly and annual calendars as well as personal management sections. Franklin Covey offers a broad line of renewal planners, forms and binders for the Franklin Planner, which are available in various sizes and styles. Franklin Covey also offers a variety of electronic solutions incorporating the same principles as the original Franklin Planner. During the fiscal year ended August 31, 1999, domestic product sales, consisting primarily of the Franklin Planner and related products, amounted to $264.3 million and accounted for 48% of Franklin Covey's sales during the period.

         PAPER PLANNERS. Paper planner renewals are available for the Franklin Planner in five sizes and various styles and consist of daily or weekly formats, appointment schedules, task lists, monthly calendars, daily expense records, daily record of events, and personal management pages for an entire year. Annual Renewal Planners range in price from $19.00 to $50.00. The Master Pack, which includes personal management tabs, a guide to using the planner, a pagefinder and weekly compass cards completes a Franklin Planner.
The Master Pack price ranges from $6.00 to $7.00.

         BINDERS. Franklin Covey offers binders and accessories (briefcases, portfolios, wallets/purses, leather care products, etc.) in a variety of materials, styles and Franklin Planner sizes. These materials include high quality leathers, fabrics, synthetics and vinyls in a variety of color and design options. Binder styles include zipper closures, snap closures, and open formats with pocket configurations to accommodate credit cards, business cards, checkbooks and writing instruments. The Company's binder products range in price from $19.00 to $330.00.

         ELECTRONIC SOLUTIONS. The Company also offers its time and life management methodology within a complete Personal Information Management ("PIM") system known as the Franklin Planner Software (formerly ASCEND(R)) program. This system can be used in conjunction with the paper-based Franklin Planner or used as a stand-alone planning and information management system. The Franklin
Planner Software permits users to generate and print data on Franklin Covey paper that can be inserted directly into the Franklin Planner. The program operates in the Windows(R) 95, 98 and NT 4.0 operating systems. Franklin Covey offers Franklin Planner Software at a retail price of $99.95, which includes all necessary software, related tutorials and reference manuals. The Company offers the software through nationwide retail software stores, as well as in its own retail stores, catalog, and e-commerce Internet site.

         Franklin Covey is also an OEM provider of the Palm Computing organizer that includes the Franklin Planner Software when sold through Franklin Covey channels. The Palm Computing organizer is a handheld electronic device manufactured by 3Com(R). The Palm has become another successful planning tool offered by the Company through all of its channels. The Company has introduced products that can add paper-based planning to the electronic planner as well as binders and carrying cases specific to the Palm.

         The Company also recently introduced a version of its Franklin Planner Software that is designed to operate as an extension to Microsoft's Outlook software. This is intended especially for companies that have already standardized on Microsoft for group scheduling, but wish to make the Franklin Planner available to their employees without creating the need to support two separate systems. As this kind of extension proves its value in the market, the Franklin Planner Software extension model will be expanded to other platforms.

         PERSONAL DEVELOPMENT PRODUCTS. To supplement its principal products, Franklin Covey offers a number of accessories and related products, including books, videotapes and audio cassettes focused on time management, leadership, personal improvement and other topics. The Company also markets a variety of content-based personal development products. These products include books, PrioritiesO magazine, audio learning systems such as multi-tape and workbook sets, CD-ROM software products, calendars, posters and other specialty name brand items. The Company offers numerous accessory forms, including check registers, spread sheets, stationery, mileage logs, maps, menu planners, shopping lists and other information management and project planning forms. The Company's accessory products and forms are generally available in the Franklin Planner sizes.

TRAINING, FACILITATION AND CONSULTING SERVICES

         Franklin Covey's training, facilitation and consulting services are marketed and delivered in the United States by the Company's Professional Services Group, which consists of talented consultants, selected through a competitive and demanding process, and highly qualified sales professionals.

         Franklin Covey currently employs 155 training consultants in ajor metropolitan areas of the United States with an additional 38 training consultants outside of the United States. Training consultants are selected from a large number of experienced applicants. These consultants generally have several years of training and/or consulting experience and excellent presentation skills. Once selected, the training consultant goes through a rigorous training program including multiple live presentations. The training program ultimately results in the Company's certification of the consultant. Franklin Covey believes that the caliber of its training consultants has helped build its reputation of providing high quality seminars. The Company's Professional Services Group can also help organizational clients diagnose inefficiencies in their organization and design the core components of a client's organizational solutions. The efforts of the consultants are enhanced by several proprietary consulting tools the Company has designed for their use:
Organizational Health Assessment(TM) ("OHA"), used to assess client needs; the Organizational Effectiveness Cycle(TM) ("OE-Cycle(TM)"), utilized for organizational diagnosis and re-design; and the Principle-Centered Organizational Change Process(TM) ("PCOC Process(TM)"), a rigorous methodology for organizational change management.

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

         TRAINING AND EDUCATION PROGRAMS. Franklin Covey offers a range of training programs designed to significantly and measurably improve the effectiveness of individuals and organizations. The Company's workshops are oriented to address each of the four levels of leadership needs: personal, interpersonal, managerial and organizational. In addition, the Company believes each of its workshops provides an impactful experience and frequently generates additional business. During fiscal 1999, more than 530,000 individuals were trained using the Company's curriculum in its single and multiple-day workshops and seminars.

         Franklin Covey's single-day What Matters Most workshop competes in the time management industry. This time management seminar is conducted by the Company's training consultants for employees of clients and in public seminars throughout the United States and in many foreign countries. This is the Company's single most popular workshop, generating approximately 29% of the training revenue for the Company. The Company offers a number of other single-day seminars and workshops including Presentation Advantage(TM), a seminar helping individuals and organizations make more effective business presentations; Writing Advantage(R), a seminar that teaches effective business writing and communication skills; Planning for Results(TM); Building Trust(TM); Managing Change(TM); and Power of Understanding(TM). The Company's training consultants conduct these seminars and workshops for employees of institutional clients and public seminar participants.

         Franklin Covey also delivers multiple-day workshops, primarily in the Leadership area. Included in these offerings is its three-day 7 Habits workshop based upon the material presented in The 7 Habits of Highly Effective People. The 7 Habits workshop provides the foundation for continued client relationships and generates more business as the Company's content and application tools are delivered deeper into the organization. Additionally, a three-day 4 Roles of Leadership course is offered, which focuses on the managerial aspects of client needs. Franklin Covey Leadership Week, which management believes is one of the premier leadership programs in the United States, consists of a five-day session focused on materials from Franklin Covey's The 7 Habits of Highly Effective People and The 4 Roles of Leadership courses. Franklin Covey Leadership Week is reserved for executive level management. As a part of the week's agenda, executive participants design strategies for long-term implementation of the Company's principles and content within their organizations. The courses offered in the leadership area generate over 27% of the training revenue for the Company.

         In addition to providing consultants and presenters, Franklin Covey also trains and certifies client facilitators to teach selected Company workshops within the client's organization. Franklin Covey believes client-facilitated training is important to its fundamental strategy to create recurring client revenue streams. After having been certified, clients can purchase manuals, profiles, planners and other products to conduct training workshops within their organization, generally without the Company repeating the sales process. This creates an annuity-type business, providing recurring revenue, especially when combined with the fact that curriculum content in one course leads the client to additional participation in other Company courses. Since 1988, Franklin Covey has trained more than 19,000 client facilitators. Client facilitators are certified only after graduating from one of Franklin Covey's certification workshops and completing post-course certification requirements.

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

          Sales of training and education services for the year ended August 31, 1999 were $210.6 million and accounted for 38% of Franklin Covey's total sales during the period.

SALES AND MARKETING

         The following table sets forth, for the periods indicated, the Company's revenue and percentage of total revenue for each of its principal distribution channels:

                                                                    Year Ended August 31,

                                                                   (dollars in thousands)
                                       --------------------------------------------------------------------------------

                                                  1999                        1998                        1997
                                       --------------------------  -------------------------- -------------------------
                                                                                    C>
Domestic Consumer Products               $264,333        47.6%      $258,973        47.4%       $223,135       51.5%
Domestic Training and Education           210,621         38.0       207,015         37.9        154,595        35.7
International                              50,535          9.1        45,068          8.2         23,927         5.5
All Other                                  29,434          5.3        35,556          6.5         31,615         7.3
                                       ================================================================================
     Total Sales                         $554,923       100.0%      $546,612       100.0%       $433,272      100.0%
                                       ================================================================================


         DOMESTIC CONSUMER PRODUCTS. Franklin Covey uses catalogs, retail stores, its own Web site and other distribution channels to market its products to organizations and individuals.

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

                  RETAIL STORES. Beginning in late 1985, Franklin Covey began opening retail stores in areas of high client density. The initial stores were generally located in lower traffic destination locations. The Company has since adopted a strategy of locating retail stores in high-traffic retail centers, primarily large shopping malls, to serve existing clients and to attract increased numbers of walk-in clients. Franklin Covey believes that higher costs associated with locating retail stores in these centers have been offset by increased sales in these locations. Franklin Covey's retail stores, which average approximately 2,000 square feet, are stocked almost entirely with Franklin Covey products. The Company's retail stores strategy focuses on providing exceptional client service at the point of sale. Franklin Covey believes this approach increases client satisfaction as well as the frequency and volume of purchases. At August 31, 1999, Franklin Covey had 125 domestic retail stores located in 36 states and the District of Columbia.

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

                  Franklin Covey believes that its retail stores have a high-end image consistent with its marketing strategy. Franklin Covey's products are generally grouped in sections supporting the different sizes of the Franklin Planner. Products are attractively presented and displayed with an emphasis on integration of related products and accessories. Stores are staffed with a manager, an assistant manager and additional sales personnel as needed. Franklin Covey employees have been trained to use the original Franklin Planner, as well as its various electronic versions, enabling them to assist and advise clients in selection and use of the Company's products. During peak periods, additional personnel are added to promote prompt and courteous client service.

                  OTHER CHANNELS. In November 1998, the Company completed a pilot agreement to sell selected Franklin Planners and binders through Office Depot, a mass-market retail operation with approximately 580 stores. The agreement allowed Office Depot to market and sell selected Franklin Planners, renewal planners, master packs, binders and accessories in a four-foot retail shelf location in their stores. The results of this initial arrangement were not satisfactory. The Company has discontinued its relationship with Office Depot and does not intend to market its basic products through this channel in the near future.

                  In January 1998, the Company formed an alliance with the At-A-Glance group to sell its products through the category contract stationer channel. At-A-Glance wholesales other products to contract stationer businesses such as Boise Cascade, Office Express and Staples, which in turn sell office products through catalog order entry systems to businesses and organizations. The Company signed an agreement to have At-A-Glance represent a selected Franklin Planner product line through this office products channel. The Company believes that additional revenues have more than offset the anticipated lower margins from selling product through this channel.


         DOMESTIC   TRAINING  AND  EDUCATION   SALES.   Franklin  Covey's  sales
professionals market the Company's training, consulting and measurement services to institutional clients and public seminar clients.

         Franklin Covey employs 220 sales professionals who service major metropolitan areas throughout the United States and sell training services to institutional clients. Franklin Covey employs an additional 53 sales professionals outside of the United States. Sales professionals must have significant selling experience prior to employment by the Company and are trained and evaluated at Franklin Covey and in their respective sales territories during the first six months of employment. Sales professionals typically call upon persons responsible for corporate employee training, such as corporate training directors or human resource officers. Sales professionals work closely with training consultants in their territories to schedule and tailor seminars and workshops to meet specific objectives of institutional clients.

         Franklin Covey also employs 155 training consultants throughout the United States who present institutional and public seminars in their respective territories and an additional 38 training consultants outside of the United States. Training consultants work with sales professionals and institutional clients to incorporate a client's policies and objectives in seminars and present ways that employee goals may be aligned with those of the institution.

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

          Premier markets agendas to schools and school districts in order to help teachers and students enhance the learning process. Premier sold more than
14.5 million agendas in fiscal 1999, mostly in the United States and Canada. Premier has a direct sales force of 146 sales professionals. An agenda consists of a wire-bound notebook with dated pages to help the student keep track of assignments and due dates, and to encourage regular communication among the student, the parents and the teacher. Most agendas are customized to include the individual school's rules, regulations, administrators and scheduled events.

         INTERNATIONAL OPERATIONS. The Company provides products, training and printing services internationally through Company-owned and licensed operations. Franklin Covey has Company-owned operations and offices in Australia, Bahrain, Belgium, Canada, Japan, Mexico, New Zealand and the United Kingdom. Mainland Europe is represented by an affiliate and agent network. The Company also has licensed operations in Bermuda, Indonesia, Ireland, Korea, Malaysia, India, Egypt, Lebanon, Saudi Arabia, Turkey, UAE, Israel, Estonia, Nigeria, Philippines, Singapore, China, Hong Kong, Taiwan, South Africa, Chile, Panama, Netherlands Antilles, Argentina, Colombia, Uruguay, Bahamas, Ecuador, Puerto Rico, Venezuela and Trinidad/Tobago. Franklin Covey operates retail operations in Australia, Canada, Japan, Hong Kong, Singapore, Taiwan and Mexico. Franklin Covey's seven most popular books, The 7 Habits of Highly Effective People, Principle-Centered Leadership, The 10 Natural Laws of Time and Life Management, First Things First, The Power Principle, The 7 Habits of Highly Effective Families and The 7 Habits of Highly Effective Teens are currently published in multiple languages.

         The international operations of the Company generated $50.5 million in revenue in the year ended August 31, 1999. Training and education services generated 53% of the revenue, consumer product generated 43%, and the balance came from publishing activities in Japan. After grossing up royalties from licensed operations to their actual sales level, total sales generated in the international area were $68.3 million.

         PRINTING SERVICES. Through the acquisition of Publishers Press in December 1994, Franklin Covey acquired greater control over printing of the materials for the Franklin Planner and of other related products. Publishers Press also provides book and commercial printing services to clients in the western United States. The Company has announced its intention to sell the commercial part of this printing operation, and expects that transaction to be completed in fiscal 2000.


STRATEGIC DISTRIBUTION ALLIANCES

         Franklin Covey has pursued an aggressive strategy to create strategic alliances with innovative and respected organizations in an effort to develop effective distribution of its products and services. The principal distribution alliances currently maintained by Franklin Covey are: Simon & Schuster and Saint Martin's Press in publishing books for the Company; Wyncom to promote and facilitate Dr. Covey's personal appearances and teleconferences; Nightingale-Conant to market and distribute audio and video tapes of the Company's book titles; At-A-Glance to market and distribute selected Franklin Planners and accessories through catalog office supply channels; and 3Com to serve as the official training organization for their Palm Computing products.

CLIENTS

         Franklin Covey has developed a broad base of institutional and individual clients. The Company has more than 8,000 institutional clients consisting of corporations, governmental agencies, educational institutions and other organizations. The Company believes its products, workshops and seminars encourage strong client loyalty. Employees in each of Franklin Covey's distribution channels focus on providing timely and courteous responses to client requests and inquiries. Institutional clients may choose to receive assistance in designing and developing customized forms, tabs, pagefinders and binders necessary to satisfy specific needs.

COMPETITION

         TRAINING. Competition in the performance skills organizational training industry is highly fragmented with few large competitors. Franklin Covey estimates that the industry represents more than $6 billion in annual revenues and that the largest traditional organizational training firms have sales in the $200 million range. Based upon Franklin Covey's fiscal 1999 domestic training and education sales of approximately $210 million, the Company believes it is a leading competitor in the organizational training market. Other significant competitors in the leadership training market are Development Dimensions International, Achieve Global (formerly Zenger Miller), Organizational Dynamics Inc., Provant, Forum Corporation, EPS Solutions and the Center for Creative Leadership.

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

         PRODUCTS. The paper-based time management and personal organization products market is intensely competitive and subject to rapid change. Franklin Covey competes directly with other companies that manufacture and market calendars, planners, personal organizers, appointment books, diaries and related products through retail, mail order and other direct sales channels. In this market, several competitors have widespread name recognition. The Company believes its principal competitors include DayTimer, At-A-Glance and Day Runner. Franklin Covey also competes, to a lesser extent, with companies that market substitutes for paper-based products, such as electronic organizers, software PIMs and hand-held computers. The Company's Franklin Planner Software competes directly with numerous other PIMs. Many of Franklin Covey's competitors have significant marketing, product development, financial and other resources. An emerging potential source of competition is the appearance of calendars and event-planning services available at no charge on the Web. There is no indication that the current level of features has proven to be attractive to the traditional planner customer as a stand-alone service, but as these products evolve and improve, they are likely to pose a competitive threat. In response, Franklin Covey intends to combine online planning services with 3Com's Palm Computing organizers, Software and paper planners to provide a competitive, complete planning solution to its clients.

         Given the relative ease of entry in Franklin Covey's product markets, the number of competitors could increase, many of whom may imitate the Company's methods of distribution, products and seminars, or offer similar products and seminars at lower prices. Some of these companies may have greater financial and other resources than the Company. Franklin Covey believes that the Franklin Planner and related products compete primarily on the basis of user appeal, client loyalty, design, product breadth, quality, price, functionality and client service. Franklin Covey also believes that the Franklin Planner has obtained market acceptance primarily as a result of the concepts embodied in its Franklin Planner, the high quality of materials, innovative design, the Company's attention to client service, and the strong loyalty and referrals of its existing clients. Franklin Covey believes that its integration of training services with products has become a competitive advantage. Moreover, management believes that the Company is a market leader in the United States among a small number of integrated providers of time management products and services. Increased competition from existing and future competitors could, however, have a materially adverse effect on the Company's sales and profitability.

MANUFACTURING AND DISTRIBUTION

         The manufacturing and distribution operations of Franklin Covey consist
primarily  of  printing,  collating,  assembling,   packaging,  warehousing  and
shipping components used in connection with the Franklin Covey product line.

         Franklin Covey operates its central manufacturing and distribution services out of Salt Lake City. At that location, the Company prints, packages and distributes its products to its worldwide customers. By operating in this fashion, Franklin Covey has gained greater control of production costs, schedules and quality control of printed materials. This has also allowed the Company to develop partner printers, both domestic and international, who can meet the Company's quality standards, thereby facilitating efficient delivery of product in a global market. The Company believes this has positioned it for greater flexibility and growth capacity. Automated production, assembly and material handling equipment is used in the manufacturing process to insure consistent quality of production materials and to control costs and maintain efficiencies.

         Binders used for Franklin Covey's products are produced from either leather, simulated leather, tapestry or vinyl materials. These binders are produced by multiple and alternative product suppliers. Franklin Covey believes it enjoys good relations with its suppliers and vendors and does not anticipate any difficulty in obtaining the required binders and materials needed in its business. The Company has implemented special procedures to insure a high standard of quality for its binders, most of which are manufactured by suppliers in the United States, Europe, Canada, Korea, Mexico and China.

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

TRADEMARKS, COPYRIGHTS AND INTELLECTUAL PROPERTY

         Franklin Covey seeks to protect its intellectual property through a combination of trademarks, copyrights and confidentiality agreements. The Company claims rights for more 120 trademarks in the United States and has obtained registration in the United States and many foreign countries for many of its trademarks, including Franklin Covey, The 7 Habits of Highly Effective People, Principle-Centered Leadership, What Matters Most, Franklin Planner, Writing Advantage, and The Seven Habits. Franklin Covey considers its trademarks and other proprietary rights to be important and material to its business. Each of the marks set forth in italics above is a registered mark or a mark for which protection is claimed.

         Franklin Covey owns all copyrights on its planners, books, manuals, text and other printed information provided in its training seminars, the programs contained within Franklin Planner Software and its instructional materials, and its software and electronic products, including audio tapes and video tapes. Franklin Covey licenses rather than sells all facilitator workbooks and other seminar and training materials in order to limit its distribution and use. Franklin Covey places trademark and copyright notices on its instructional, marketing and advertising materials. In order to maintain the proprietary nature of its product information, Franklin Covey enters into written confidentiality agreements with certain executives, product developers, sales professionals, training consultants, other employees and licensees. Although Franklin Covey believes its protective measures with respect to its proprietary rights are important, there can be no assurance that such measures will provide significant protection from competitors.

EMPLOYEES

         As of August 31, 1999, Franklin Covey had 4,165 full and part-time associates, including 1,230 in sales, marketing and training; 1,530 in customer service and retail; 930 in production operations and distribution; and 475 in administration and support staff. None of Franklin Covey's associates are represented by a union or other collective bargaining group. Management believes that its relations with its associates are good. Franklin Covey does not currently foresee a shortage in qualified personnel needed to operate the Company's business.

Item 2. PROPERTIES

          Franklin Covey's principal business operations and executive offices are located in Salt Lake City, Utah and Provo, Utah. The Company's Salt Lake City facilities currently consist of seven buildings with approximately 860,000 available square feet, including approximately 551,000 square feet for manufacturing, distribution and warehousing, and approximately 309,000 square feet for administration. All of Franklin Covey's Salt Lake City facilities are owned by the Company, subject to mortgages of approximately $3.3 million as of August 31, 1999. The Company's Provo, Utah operations consist of four buildings located within a fifteen-mile area. Franklin Covey occupies all or a portion of each of these buildings, with total leased space of approximately 173,000 square feet as of August 31, 1999. Lease contracts on the Provo buildings terminate intermittently through the year 2009. As part of its restructuring plan, the Company plans to formally exit two of the Provo buildings, representing approximately 119,000 square feet of office space, during fiscal 2000. In connection with the restructuring plan, the Company will move its sales and marketing functions for the training and education business from its Provo facilities to eight leased regional sales offices located in New York, Chicago, Los Angeles, San Francisco, Columbus, Dallas, Atlanta and Washington, D.C. The regional offices are expected to become fully operational during fiscal 2000. Remaining business functions previously located in the two Provo buildings will be moved to the Company's Salt Lake City headquarters. The Company estimates the cost to exit the Provo buildings to be $4.6 million and has charged this amount to current operations during the fourth quarter of fiscal 1999.

          Franklin Covey also operates 125 retail stores currently under lease, with remaining terms of up to seven years; some of these leases include rentals based on a percentage of sales.

          In addition, the Company maintains sales, administrative and/or warehouse facilities in or near Salt Lake City; Phoenix; Atlanta; Dallas; Washington, D.C.; and Bellingham, Washington. The Company also has foreign offices and facilities located in Tokyo, London, Brussels, Toronto, Vancouver, Montreal, Brisbane, Mexico City, Monterrey and Auckland all under leases which expire intermittently through the year 2006. Franklin Covey's facilities are used exclusively by Franklin Covey and its divisions and are believed to be adequate and suitable for its current needs.


Item 3.  LEGAL PROCEEDINGS

         The Company is not a party to, nor is any of its property subject to, any material pending legal proceedings, nor are any such proceedings known to the Company to be contemplated.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended August 31, 1999.

                                       PART II


Item 5.  MARKET FOR THE  REGISTRANT'S  COMMON STOCK AND RELATED  SHAREHOLDER
         MATTERS

         The Company's common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "FC." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock, as reported on the NYSE Composite Tape, for the fiscal years ended August 31, 1999 and 1998, respectively.

                                                                       High           Low
                                                                    ------------  ------------
         Fiscal Year Ended August 31, 1999:
                 Fourth Quarter................................     $  7 13/16    $   7 11/16
                 Third Quarter.................................        9 13/16        9 9/16
                 Second Quarter................................       12 15/16       11 7/8
                 First Quarter.................................       18 3/4         18 3/8

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

         The Company did not pay or declare dividends on its common stock during the fiscal years ended August 31, 1998 and 1999. The Company currently anticipates that it will retain all available funds to finance its future growth and business expansion. The Company does not presently intend to pay cash dividendson its common stock in the foreseeable future.

          During fiscal 1999, the Company issued 750,000 shares of Series A Preferred Stock (the "Preferred Stock") for $75.0 million in cash. The Preferred Stock dividends accrue at an annual rate of 10% and are payable quarterly in cash or additional shares of Preferred Stock until July 1, 2002. Accordingly, the Company accrued $1.9 million in Preferred Stock divdends as of August 31, 1999 which were subsequently paid with additional shares of Preferred Stock.

          As of November 1, 1999, the Company had 20,533,224 shares of its common stock outstanding, held by approximately 360 shareholders of record.


Item 6.   SELECTED FINANCIAL DATA


FINANCIAL HIGHLIGHTS

August 31,                                    1999             1998            1997            1996            1995
----------------------------------------------------------------------------------------------------------------------
In thousands, except per share data

INCOME STATEMENT DATA:
Sales                                       $554,923        $546,612        $433,272        $332,006         $277,122
Net (Loss) Income                             (8,772)         40,058          38,865          34,239           38,746
Preferred Stock Dividends                      1,875
Diluted Earnings Per Share                     (0.51)           1.62            1.76            1.53             1.71


BALANCE SHEET DATA:
Total Assets                                $623,303        $597,277        $572,187        $268,445         $263,305
Current Liabilities                          203,508          93,353          86,903          28,677           32,155
Long-Term Obligations                          6,543         126,413          94,144           5,500            4,521
Shareholders' Equity                         378,434         341,654         355,405         231,835          224,342

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

          Franklin Covey Co. (the "Company") provides integrated learning and performance solutions to organizations and individuals to increase productivity and improve skills for leadership, sales, communication and other areas. Each solution set includes capabilities in training, consulting and assessment, and various application tools that are generally available in paper-based or electronic formats. The Company's products and services are available through professional consulting services, public workshops, catalogs, retail stores and the Internet at www.franklincovey.com. The Company's best known products include the Franklin Planner and the best-selling book, The 7 Habits of Highly Effective People.

          During the first quarter of fiscal 1999, the Company aligned its operations into the following three Strategic Business Units ("SBUs"):

       o   Consumer Products
       o   Training and Education
       o   International

Although the Company is currently in the process of restructuring its operations, the above SBUs represent the primary management measurement tool until the new reporting structure is completed and implemented. The Consumer Products SBU is responsible for distribution of the Company's products through its retail stores, catalog sales, mass markets, contract stationers, government channels, wholesale channel and the Internet. The Training and Education SBU, which includes Premier Agendas and Personal Coaching, is responsible for training, consulting and implementation services, and delivery of products to corporations, business, government and educational institutions. The International SBU is responsible for the delivery of both products and services outside the United States. Other revenue primarily consists of the Company's commercial printing operations and the National Institute of Fitness, which was sold during fiscal 1998. In addition, corporate functions, which consist primarily of essential internal support services such as finance, legal, information systems and manufacturing and distribution, were aligned to support the operational SBUs.

          Subsequent to August 31, 1999, the Company acquired the assets of the Professional Resources Organization (the Jack Phillips Group) for $1.5 million. The Professional Resources Organization is a leading measurement assessment firm specializing in measuring the impact and return on investment of training and consulting programs.

          In January 1999, the Company acquired the assets of Khalsa Associates for $2.7 million. Khalsa Associates is a leading sales training company.

          Effective April 1, 1998, the Company acquired King Bear, Inc. ("King Bear"), a Tokyo, Japan based company. King Bear, a former Covey licensee, provides leadership and time management training as well as publishing services. The publishing division of King Bear translated and currently publishes The 7 Habits of Highly Effective People in Japanese. The cash purchase price was $5.3 million with additional contingent payments to be made over the following five years based upon the operating results of King Bear over that same period. No contingent payments have been paid or accrued based upon King Bear's fiscal 1999 operating results.

          During fiscal 1997, Franklin Quest Co. merged (the "Merger") with Covey Leadership Center ("Covey") to form Franklin Covey Co. In connection with the Merger, the Company issued 5,030,894 shares of its common stock, valued at $22.16 per share, in exchange for all of the issued and outstanding capital stock of Covey. All outstanding options to purchase Covey common stock were converted into 382,100 options to purchase the Company's common stock, exerciseable at $5.97 per share. In addition, the Company also acquired certain license rights for $27.0 million in cash.

          On March 1, 1997, the Company acquired Premier Agendas, Inc., and Premier School Agendas, Ltd., located in Bellingham, Washington, and Abbotsford, British Columbia, respectively (collectively, "Premier"). Premier manufactures and markets academic and personal planners for students from kindergarten to college throughout the United States and Canada. Premier's business is seasonal in nature and nearly all of its revenue is recognized during the Company's fourth fiscal quarter. The combined cash purchase price was $23.2 million with additional contingent payments to be paid over the following three years, based upon Premier's operating performance over that same time period. As of August 31, 1999, the Company has made aggregate contingent payments of $21.5 million and has accrued an additional $10.9 million at August 31, 1999 for the final contingent payment.

          Effective October 1, 1996, the Company acquired the net assets of TrueNorth Corporation ("Personal Coaching"). Personal Coaching, a Utah Corporation, is a provider of post-instructional personal coaching to corporations and individuals. Personal Coaching develops and delivers one-on-one personalized coaching which is designed to augment the effectiveness and duration of training curricula. The purchase price was $10.0 million with additional contingent payments to be paid over the following five years, based on the operating results of Personal Coaching. As of August 31, 1999, the Company has made aggregate contingent payments of $5.3 million and has accrued an additional $5.0 million at August 31, 1999 for the third contingent payment.


RESTRUCTURING

          During the fourth quarter of fiscal 1999, the Company's Board of Directors approved a plan to restructure the Company's operations, reduce its workforce and formally exit the majority of its leased office space located in Provo, Utah. These changes are intended to align the Company's products, services and channels in a manner that focuses Company resources on providing integrated learning and performance solutions to both individuals and organizations. The restructure is also intended to lay strategic, operational, organizational and financial foundations for profitable growth. In connection with the restructuring plan, the Company recorded a fourth quarter restructuring charge of $16.3 million, which is included in the Company's statement of income for the fiscal year ended August 31, 1999. Included in the restructuring charge are costs to provide severance and related benefits as well as costs to formally exit the leased office space. The Company anticipates completion of the restructuring plan by the end of fiscal 2000 and may incur additional expenses to complete the plan.

          As part of the restructuring, the Company will provide severance and related benefits to employees affected by the changes. The cost to provide these benefits under the restructuring plan is estimated to be $11.7 million and covers a reduction of approximately 600 employees across all areas of the business. As of August 31, 1999, 115 employees had left the Company as part of the reduction plan. Subsequent to August 31, 1999, an additional 61 employees have left the Company in connection with this plan.

          Also included in the restructuring provision is a charge to exit the majority of the Company's leased office space in Provo, Utah. These facilities currently contain sales, marketing and other functions primarily aligned with the Training and Education SBU. Before exiting the lease, sales and other sales support functions located in Provo will be moved to regional offices located in New York, Chicago, Los Angeles, San Francisco, Columbus, Dallas, Atlanta and Washington, D.C. Remaining business and support functions will be moved to the Company's corporate headquarters located in Salt Lake City, Utah. The Company anticipates the costs to exit the facilities and sublease the space to be approximately $4.6 million.


YEAR 2000 ISSUES

          The Company has been actively engaged in assessing and correcting potential year 2000 ("Y2K") information system concerns throughout fiscal 1999. During fiscal 1997, the Company initiated a business reengineering and information system implementation project (the "Project") that affects nearly every aspect of the Company's operations. In an effort to address Y2K compliance issues, the scope of the Project was expanded to ensure Y2K compliance for newly acquired software and hardware as well as test existing systems for compliance. From this process, a team representing different areas of the Company was assembled to specifically work toward timely Y2K compliance. As of August 31, 1999, the Company's progress toward completion of Y2K remediation projects is as follows:

State of Readiness

          The Project has three significant phases that are designed to improve both operating processes and information systems capabilities. The first phase of the Project included hardware and software for the Company's financial reporting and manufacturing operations and was made operational in August 1998. Phase two focused on payroll and human resource applications and became operational in January 1999. Phase three addresses the "Order to Collect" systems and is expected to be completed in various stages through the year 2000 with critical applications to be made Y2K compliant before the end of 1999.

          Within the framework of this Project, the Company's information systems fall into four general categories: (i) Financial, (ii) Supply Chain,
(iii) Order to Collect, and (iv) Office Support. The Financial system includes the general ledger, accounts payable, sales and use tax calculations, payroll and human resources applications. Phase one of the Project provided systems and hardware that are Y2K compliant for the general ledger, accounts payable and sales and use tax calculations. Payroll and human resource systems were the subject of phase two, which was made operational with compliant hardware and software in January 1999. The Supply Chain system includes applications for production planning, purchasing and product management. During the fourth quarter of fiscal 1999, the Company completed upgrading Supply Chain systems with the implementation of a new inventory management system. Supply Chain systems were elements of phases one and three and have been certified by the hardware and software manufacturers as Y2K compliant. The Company's Order to Collect system includes legacy applications for order entry, seminar registration, retail sales, order fulfillment, order shipping, invoicing and collections. These systems will be affected by phase three of the Project and completion is expected in various stages through the year 2000. The Office Support system includes network hardware and operating systems, servers, desktop and laptop computers and includes applications not specifically addressed by the Project.

          In order to correct possible Y2K problems, the Company has developed a plan to assess potential Y2K problems, prioritize identified problems as critical or non-critical, test compliance of critical systems and implement solutions for all critical systems. To ensure Y2K readiness, all significant

Company systems, including completed Project modules, were subject to assessment and testing. The Company has completed its assessment of office support systems and applications that could have a significant impact on the Company's ability to sell and deliver its products and services. Following the assessment, all problems were prioritized in order to mitigate problems with business-critical systems. This includes network hardware and operating systems, servers and desktop and laptop computers. The Company's office support systems compliance analysis is also completed. The operating systems, server hardware and desktop computers are tested and are Y2K compliant. The networking environment is 90% completed with the remaining 10% representing architectural changes that eliminate software and hardware that will not be made compliant by the vendor or are deemed unnecessary by changing technology. The completion date for this phase of testing is expected to be November 30, 1999.

          The Company's support system applications include two categories of products. The first category represents purchased, or "off the shelf" applications. The second category represents applications developed inside the company. Certifications of compliance for purchased applications have been obtained from the various software vendors. The Company is confident that all necessary updates have been made based on vendor instructions and at this point, the Company is reliant on the latest compliance information gathered from its vendors. The Company is currently monitoring its software vendors for changes to their Y2K compliance statements. Applications developed in-house have also been reviewed. Code analysis and process tests will continue through December 31, 1999. The Company is confident, based on current analysis and test results that it will not be adversely affected by Y2K related problems. In addition, the Company's electronic data interface ("EDI") system has been replaced, tested and certified as Y2K compliant.

          The Company is currently testing interfaces between processes of critical systems in a specially developed test environment that does not compromise current operations. Cross-functional processes include the interaction of the Company's Financial, Supply Chain, Order-to-Collect and Office Support systems. The Company expects that all critical systems will be tested and certified as Y2K compliant prior to December 31, 1999.

          The Company's telecommunications department has completed all testing and analysis of equipment and services. Telecommunication vendor certification has also been completed. The telecommunication systems support the Company's call center and business voice systems, as well as data services connecting the Company to outside services including Internet and point-to-point connections.

Cost to Address Y2K Issues

          As of August 31, 1999, the Company has acquired $10.0 million of hardware and $13.7 million of software in connection with the Project. Consultants were also engaged to implement software modules and improve business processes, but not necessarily to provide specific Y2K remediation services. The Company does not expect to spend further material amounts for direct costs related to the assessment and correction of potential Y2K issues.

Risk of the Company's Y2K Issues

          The primary Y2K risk to the Company is from external vendors and service providers. As part of its assessment of Y2K issues, the Company has gathered information from its suppliers and other external vendors regarding their Y2K compliance status. Based upon information received, the most significant risk to the Company appears to be from certain critical international suppliers that, despite their best efforts, may be affected by utility outages and may not be able to meet delivery deadlines. The Company has obtained Y2K compliance information from its two largest shipping service providers and does not believe that Y2K issues will adversely affect product shipments. Based upon inquiry responses, the Company does not anticipate any significant problems from its utility, telephone and financial service providers. Although the Company is not aware of any other external risks, the Company has no means of ensuring that all external vendors and service providers will be Y2K compliant. The inability of certain external vendors or service providers to complete their Y2K remediation efforts in a timely manner could materially affect the operations of the Company. However, the effect of Y2K non-compliance by external vendors is not readily determinable.

          The Company has also assessed Y2K compliance issues related to its products available for sale and does not believe that Y2K presents a material exposure to the Company related to its products.

Contingency Plans

          The Company is finalizing contingency plans and testing manual process scenarios for the critical functions within the business units. The plans are expected to be complete prior to December 31, 1999.

          The Company's plan to complete Y2K remediation efforts is based upon management's best estimates, which are subject to numerous assumptions regarding future events, including the availability of certain resources and other circumstances beyond the control of management. Estimated completion dates and total costs are based upon current levels of activity and specific efforts to correct potential Y2K problems. However, there can be no guarantee that stated estimates can be achieved and actual results may differ materially from current expectations. Specific factors that may result in material differences include, but are not limited to, availability of critical application corrections, the availability of required hardware and other similar uncertainties.


RESULTS OF OPERATIONS

          The following table sets forth consolidated income statement data and other selected operating data expressed as percentages of total sales:

YEAR ENDED
AUGUST 31,                      1999         1998       1997
--------------------------- ------------ ---------- ----------
Sales                          100.0%       100.0%     100.0%
Cost of sales                   43.8         39.1       40.5
                            ------------ ---------- ----------
Gross margin                    56.2         60.9       59.5
                            ------------ ---------- ----------
Operating expenses:
Selling, general and
   administrative               42.4         40.5       37.9
Depreciation and
   amortization                  7.1          6.1        4.8
Merger related expenses                                  1.3
Restructuring costs              2.9
Loss on impaired  assets         3.0
                            ------------ ---------- ----------
Total operating expenses        55.4         46.6       44.0
                            ------------ ---------- ----------
Income from operations           0.8         14.3       15.5
                            ------------ ---------- ----------
Interest income                  0.2          0.4        0.3
Interest expense                (1.8)        (1.5)      (0.5)
                            ------------ ---------- ----------
Net interest expense            (1.6)        (1.1)      (0.2)
                            ------------ ---------- ----------
(Loss) income before
   provision for income
   taxes and change in
   accounting principle         (0.8)        13.2       15.3
Provision for income
   taxes                        (0.8)         5.5        6.3
                            ------------ ---------- ----------
(Loss) income before
   change in accounting
   principle                    (1.6)         7.7        9.0
Cumulative effect of
   change in accounting
   principle, net of tax                     (0.4)
                            ------------ ---------- ----------
Net (loss) income               (1.6)         7.3        9.0
Preferred dividends             (0.3)
                            ------------ ---------- ----------
(Loss) income
   available to common
   shareholders                  (1.9)%        7.3%       9.0%
                            ------------ ---------- ----------


Sales Data:
Consumer Products               47.6%        47.4%      51.5%
Training and Education          38.0         37.9       35.7
International                    9.1          8.2        5.5
Other                            5.3          6.5        7.3


FISCAL 1999 COMPARED WITH FISCAL 1998

Sales

The Company's sales, by reportable segment, were as follows (in thousands):

YEAR ENDED AUGUST 31,
------------------------- ----------- ------------ -----------
                                1999         1998        1997
------------------------- ----------- ------------ -----------
Consumer Products          $ 264,333   $ 258,973    $ 223,135
Training and Education       210,621     207,015      154,595
International                 50,535      45,068       23,927
Other                         29,434      35,556       31,615
                          ----------- ------------ -----------
                           $ 554,923   $ 546,612    $ 433,272
                          ----------- ------------ -----------

          Consumer Products sales increased $5.4 million, or 2%, compared to the prior year. Sales increases from the Company's retail stores, contract stationer channels, and the Internet were offset by decreased sales from catalog operations and government products. Retail store sales increased due to five additional stores and a 2% increase in comparable store sales. At August 31, 1999, the Company was operating 125 retail stores compared to 120 stores at August 31, 1998. Comparable store sales growth was primarily attributable to increased sales of technology-related products such as the Palm V(TM) by 3Com(R) bundled with the Company's new Franklin Planner(TM) software, as well as the introduction of limited edition planners such as the Hallmark(R) and Shoebox(R) planners. The Company also had increased sales from contract stationer channels due to increased demand from new marketing and distribution agreements. Sales from the Internet channel have increased due to general changes in consumer buying habits and ongoing enhancements to the Company's electronic commerce infrastructure. Increased sales from these channels were partially offset by decreased sales from the government products group and the Company's catalog operations. Product sales to the U.S. government continued to be adversely affected by changes in the government procurement process. Sales growth in other distribution channels, including retail stores, contract stationers and the Internet, continue to have an adverse affect on catalog sales. Price increases did not have a material effect on sales growth between the periods.

          Training and Education sales increased by $3.6 million, or 2%, compared to the prior year. Sales increases from Premier, Personal Coaching and direct product channels were partially offset by sales decreases in core training programs and a decline in book royalties. Premier continues to expand its share of the school agenda market and recognized a 22% increase in sales, primarily from new customers. New business in both Personal Coaching and the direct-products channel resulted in increased sales during fiscal 1999. These increases in training and education sales were partially offset by decreased sales in core training sales, primarily from corporate/on-site and facilitated programs for leadership training. In response to disappointing sales performance in core training programs, the Company is relocating its sales force to eight regional sales offices. These sales offices are designed to bring customers and the sales force closer together to achieve deeper market penetration and growth. The field offices are expected to become fully operational during fiscal 2000. In connection with the move to regional sales offices and other restructuring activities, the Company anticipates that training program sales performance in fiscal 2000 may be adversely affected. The Company anticipates the benefits associated with the restructuring of its sales force to favorably impact sales performance beginning in late fiscal 2000. In addition, book royalties decreased due to the decline in royalties received from The 7 Habits of Highly Effective Families book that was released in fiscal 1998.

          International sales increased by $5.5 million, or 12%, compared to the prior year. The increase was primarily due to the acquisition of a former licensee in Japan, which occurred during the fourth quarter of fiscal 1998. Partially offsetting this increase were decreased sales in Canada and the Middle East. The Company's Canadian operations were adversely affected as a result of labor disputes at one of its largest clients. Also during fiscal 1999, the Company converted its Middle Eastern direct office into a licensee operation. Although this conversion reduced expenses and certain other business risks, the Company only receives licensee royalties on qualifying sales. Other geographic regions recorded nominal sales fluctuations compared to the prior year.

          Other sales, which consist of the Company's commercial printing services and fitness training sales, decreased $6.1 million, or 17%, compared to the prior year. The decrease was due to the sale of the Company's Institute of Fitness, which recognized sales of $6.8 million during fiscal 1998, but was sold during the fourth quarter of fiscal 1998. The decrease resulting from the Institute of Fitness sale was partially offset by increased commercial printing sales at Publishers' Press.

Gross Margin

          Gross margin consists of sales less cost of sales. Cost of sales includes materials used in the production of planners and related products, assembly and manufacturing labor costs, commissions of training consultants, direct costs of conducting seminars, freight and certain other overhead costs. Gross margin may be affected by, among other things, prices of materials, labor rates, product mix, changes in product discount levels, production efficiency, training consultant commissions and freight costs. Gross margin was 56.2% of sales for fiscal 1999, compared to 60.9% in the prior year. The Company's gross margin was adversely affected during fiscal 1999 by inventory write-offs, changes in product mix, channel pricing, decreased core training volume and declining book royalties. The Company's product mix continues to be affected by an overall decrease in high-margin planner sales and an increase in lower-margin technology-related product sales. Increased sales from the contract stationer channel also adversely affected gross margin due to contracted pricing terms that have resulted in higher unit sales volume, but at reduced margins. Core training programs offered by the Company have gross margins that are generally higher than the Company's gross margin on product sales. Continued declining sales of these higher-margin programs resulted in a lower total gross margin for the Company during fiscal 1999. Additionally, book royalties received in the prior year reflect the impact of The 7 Habits of Highly Effective Families, which was released in fiscal 1998 and had declining sales during the year, thus directly impacting the Company's gross margin in fiscal 1999.

Operating Expenses

          Selling, general and administrative ("SG&A") expenses increased $13.7 million, to 42.4% of sales, compared to 40.5% in the prior year. The increase was primarily due to the development of electronic-based products and electronic commerce channels, increased promotional spending during the fourth quarter and the acquisition of King Bear. In addition, SG&A expenses increased due to the opening of five new stores during fiscal 1999. During the year, the Company invested heavily to develop and market new electronic-based products, such as the Franklin Planner for Microsoft OutlookTM. The Company has also spent significant amounts to improve its electronic commerce infrastructure to meet changing consumer preferences and has committed significant resources to development of its Internet web site and other on-line products and services. During the fourth quarter, the Company increased its promotional spending, primarily for catalogs and direct mailings, to advertise new products, such as the Millennium edition of the Franklin Planner, and to improve training program sales performance. Increased SG&A expenses can also be attributed to the acquisition of King Bear during fiscal 1998, which added $5.9 million of incremental expenses to fiscal 1999. These increases were partially offset by the sale of the Institute of Fitness, which recorded $3.8 million of SG&A expenses prior to its sale in fiscal 1998.

          Depreciation charges increased by $3.5 million over the prior year primarily due to new computer software and hardware purchased in conjunction with the Project and the addition of leasehold improvements for new stores. Equipment and software purchased in connection with the Project are depreciated over estimated useful lives of three to five years. Amortization charges increased by $3.0 million due to amortization of contingent earnout payments made during the second quarter of fiscal 1999 and the amortization of certain Project costs.

Restructuring Costs

          During the fourth quarter of fiscal 1999, the Company initiated a restructuring plan designed to restructure the Company's operations, reduce its workforce and formally exit the majority of its leased office space located in Provo, Utah. As part of the restructuring plan, the Company intends to reduce its workforce from 4,200 employees to approximately 3,600 employees. The cost to provide severance and related benefits is estimated to be $11.7 million. As of October 31, 1999, 176 employees had left the Company as part of the restructuring plan. Also included in the restructuring provision is a charge to exit certain leased office space in Provo, Utah. These facilities currently accommodate sales, marketing and other functions primarily aligned with the Training and Education SBU. The Company anticipates the costs to exit the facilities and sublease the space to be $4.6 million. The restructuring plan is expected to be completed by the end of fiscal 2000 and other restructuring costs may be incurred in order to complete the plan.

Loss on Impaired Assets

          At each balance sheet date, the Company reviews its goodwill, other intangible assets and other long-term assets to determine whether events or circumstances may have occurred which indicate possible impairment. As part of the restructuring plan initiated during the fourth quarter, all programs, products and curriculum were evaluated to determine their future value in the restructured Company. As a result of this evaluation, certain products, services and curricula were discontinued. Other intangible and long-term assets were also reviewed for future value using undiscounted cash flows or other appropriate valuation methodologies. Based upon the results of its most recent analysis, the Company recognized a $16.6 million loss on impaired long-lived assets for the year ended August 31, 1999.

Interest Expense

          Interest expense increased $1.6 million, primarily due to increased borrowing on the Company's long-term line of credit to purchase treasury stock during fiscal 1999.

Income Taxes

          During fiscal 1999, the Company recognized income tax expense of $4.5 million. Although the Company had a loss before income taxes of $4.2 million, non-deductible goodwill amortization from the Merger and other acquisitions, foreign income tax expense and losses in foreign countries resulted in a net taxable position for the year. The effect of foreign losses is primarily comprised of losses sustained in Japan for which no offsetting tax benefit could be recognized due to uncertain future taxable income to offset such losses. Based upon anticipated taxable income, the Company expects to incur an effective tax rate of approximately 45.1% during fiscal 2000. The increase over prior years is primarily due to additional non-deductible goodwill generated from the final Premier contingent earnout payment.

Preferred Stock Dividends

          During fiscal 1999, the Company issued 750,000 shares of Series A Preferred Stock (the "Preferred Stock") for $75.0 million in cash to a private investor. The Preferred Stock dividends accrue at an annual rate of 10% and are payable quarterly in cash or additional shares of Preferred Stock until July 1, 2002. Accordingly, the Company accrued $1.9 million in Preferred Stock dividends as of August 31, 1999. Subsequent to August 31, 1999, the Company paid the Preferred Stock dividend with the issuance of additional shares of Preferred Stock.


FISCAL 1998 COMPARED WITH FISCAL 1997

Sales

          Total sales for the fiscal year ended August 31, 1998 increased $113.3 million, or 26%, compared to the prior year. The increase in sales was primarily the result of the Merger, an increase in the number of seminar participants and an increase in the number of planners, agendas and related products sold. Price increases did not have a material effect on increased sales between the periods

          Consumer Products sales increased $35.8 million, or 16%, compared to the prior year. Increased sales from the Company's retail stores, catalog operation and wholesale channel were partially offset by decreased sales at the government products group (formerly Productivity Plus). Retail store sales increased $17.1 million over the prior year, primarily as a result of 10 new stores that were opened during fiscal 1998. In addition, comparable store sales increased 3.0% compared to the prior year. At the end of fiscal 1998, the Company operated 120 retail stores. Catalog sales increased $9.7 million compared to the prior year due to the Merger and new customers. The Company's wholesale channel recognized increased sales due to the addition of new marketing agreements. Product sales to the U.S. government decreased due to changes in the government's procurement process.

          Training and Education sales increased $52.4 million, or 34%, as compared to the prior year. The increase was primarily attributable to additional training program sales related to the Merger. In addition, school agenda sales through Premier increased $10.3 million compared to the prior year due to increased unit sales in the U.S. Sales from the Personal Coaching division also increased compared to the prior year due to new customers. Partially offsetting these increases were decreased sales through the Company's direct products channel. The decrease in direct product business was primarily due to the loss of a large customer in that channel.

          International sales increased $21.1 million, or 88% compared to fiscal 1997. The increase was primarily due to the Merger and the fourth quarter acquisition of King Bear, a former Covey licensee, which operates in Japan.

          Other sales increased $3.9 million, or 12%, compared to the prior year due to increased commercial sales at the Company's printing services subsidiary.

Gross Margin

          Gross margin was 60.9% compared to 59.5% for the prior year. The increase was primarily due to an increase in higher margin training program sales resulting from the Merger. Generally, training sales have a higher gross margin than product sales, and during fiscal 1998, training program sales, which represent a significant portion of total Training and Education SBU sales, increased compared to the prior year.

Operating Expenses

          Operating expenses include selling, general and administrative expenses as well as depreciation and amortization charges that occur in the normal course of business. Selling, general and administrative expenses increased to 40.5% of sales compared to 37.9% of sales during the prior year. The increase reflects the higher operating expenses, as a percentage of sales, of Covey, a full year of Premier operating expenses, the addition of 10 new retail stores and additional direct operations in Japan and Australia. Premier has seasonal sales which occur primarily in the Company's fourth fiscal quarter, but continues to incur selling, general and administrative expenses during the entire year.

          Depreciation expense increased $6.0 million over the prior year due to purchases of computer hardware and software in connection with the Project, the addition of new printing presses and leasehold improvements related to the opening of new retail stores. Amortization charges increased $6.2 million compared to the prior year due to the amortization of intangibles acquired in connection with the Merger and contingent payments made to Premier and Personal Coaching during fiscal 1998.

Interest Expense

          Interest expense increased $6.0 million compared to the prior year primarily due to increased debt used to purchase treasury stock during fiscal 1998.

Income Taxes

          Income taxes were accrued using an effective rate of 41.5% for fiscal 1998 compared to 41.4% for the prior year. The increase was due primarily to additional non-deductible goodwill generated from the Merger and certain acquisitions.

Change in Accounting Principle

          During fiscal 1998, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board issued consensus ruling 97-13 which specifies the accounting treatment of certain business reengineering and information technology implementation costs. In connection with the Project, the Company has capitalized costs in accordance with generally accepted accounting principles. Certain previously capitalized costs of the Project were written off in accordance with EITF 97-13 as a cumulative adjustment during the Company's first quarter of fiscal 1998. The cumulative amount written off in fiscal 1998 was $2.1 million, net of tax.


QUARTERLY RESULTS

          The following tables set forth selected unaudited quarterly consolidated financial data for the most recent eight quarters. The quarterly consolidated financial data reflects, in the opinion of Management, all adjustments necessary to fairly present the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of continuing trends.

Quarterly Financial Information:

YEAR ENDED AUGUST 31, 1999
------------------ ---------- ---------- ---------- ----------
                          Q1         Q2         Q3         Q4
------------------ ---------- ---------- ---------- ----------
In thousands, except per share amounts
Sales              $ 140,362   $137,089   $109,267   $168,205
Gross margin          86,431     79,128     58,522     87,710
Restructuring
   costs                                               16,282
Loss on impaired
   assets                                              16,559
Income (loss)
   before
   provision for
   income taxes       18,815     11,305     (7,922)   (26,424)
Net income
   (loss)             10,913      6,557     (4,595)   (21,647)
Preferred
   dividends                                            1,875
Income (loss)
   available to
   common
   shareholders       10,913      6,557     (4,595)   (23,522)

Diluted income
   (loss) per share      .50        .31      (.22)     (1.15)



YEAR ENDED AUGUST 31, 1998
------------------ ---------- ---------- ---------- ----------
                          Q1         Q2         Q3         Q4
------------------ ---------- ---------- ---------- ----------
In thousands, except per share amounts

Sales              $ 143,919   $138,564   $107,542   $156,587
Gross margin          87,269     85,068     64,814     95,573
Income before
   provision for
   income taxes       23,267     21,303        803     26,658
Income before
   accounting
   change             13,611     12,462        470     15,595
Cumulative
   effect of
   accounting
   change, net
   of tax             (2,080)
Income
   available to
   common
   hareholders       11,531     12,462        470     15,595

Diluted income
   from continuing
   operations
   per share            .53        .49        .02        .67
Diluted net
   income per share     .45        .49        .02        .67

          The Company's quarterly results of operations reflect seasonal trends that are primarily the result of customers who renew their Franklin Planners on a calendar year basis. Training and Education sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled during holiday and vacation periods and the timing of Premier's sales, which occur primarily in the Company's fourth quarter. In the Company's experience, catalog sales, retail store sales and income tend to be lower during the third quarter of each fiscal year. The seasonal nature of the Company's operations has historically resulted in higher sales and significantly higher operating margins during the first, second and fourth quarters, with declines in sales and income occurring during the third quarter of each fiscal year. The Company believes that the seasonal pattern of sales and earnings during its fiscal year will continue as in the past, exclusive of restructuring and other similar charges.

          During the fourth quarter of fiscal 1999, the Company initiated a restructuring plan that resulted in a $16.3 million charge to operations. In connection with the restructuring plan and upon review of certain goodwill, intangibles and other long-term assets, the Company also recognized a loss on impaired assets totaling $16.6 million. Also during the fourth quarter of fiscal 1999, the Company issued 750,000 shares of Preferred Stock for $75.0 million. The Preferred Stock dividends accrue at an annual rate of 10% and are payable quarterly in cash or additional shares of Preferred Stock until July 1, 2002. At August 31, 1999 the Company had accrued $1.9 million of Preferred Stock dividends which were paid subsequent to August 31, 1999 with the issuance of additional shares of Preferred Stock.

          Quarterly fluctuations may also be affected by other factors including the addition of new institutional customers, the introduction of new products, the timing of large institutional orders and the opening of new retail stores.


LIQUIDITY AND CAPITAL RESOURCES

          Historically, the Company's primary sources of capital have been net cash provided by operating activities, long-term borrowings and proceeds from the sale of common stock. Working capital requirements have also been financed through short-term borrowing and line-of-credit financing. During the fourth quarter of fiscal 1999, the Company issued 750,000 shares of Series A Preferred Stock for $75.0 million in cash to a private investor. The Preferred Stock dividends accrue at an annual rate of 10%, and are payable quarterly, at the Company's option, in additional shares of Preferred Stock until July 1, 2002. Subsequent to that date, all Preferred Stock dividends must be paid in cash.

Accrued Preferred Stock dividends at August 31, 1999 totaling $1.9 million were subsequently paid with issuance of additional shares of Preferred Stock.

          Net cash provided by operating activities during fiscal years 1999 and 1998 was $36.0 million and $74.1 million, respectively. During fiscal 1999, adjustments to net loss included $43.5 million of amortization and depreciation, $16.6 million for losses on impaired assets and a net increase of $10.5 million in deferred tax assets. The change in deferred taxes primarily represents an increase in current deferred tax assets generated in fiscal 1999. The primary uses of cash for operations were increases in inventory of $12.0 million and increased receivables of $8.9 million. Inventories increased primarily due to an increase in the number of Franklin Planner designs, new binder models in stock and higher costs associated with electronic products. Accounts receivable increased due to increased sales at Premier, which has seasonal sales that occur primarily during the Company's fourth quarter. In connection with its restructuring plan, the Company recorded a $16.2 million accrual for expected costs to reduce the workforce and exit certain leased office space. Cash outlays for restructuring costs are expected to occur throughout fiscal 2000. Cash used to pay income taxes is the result of quarterly payments on expected taxable earnings that exceeded actual taxable income for the year. The increase in payables and accrued liabilities is primarily due to the timing of goods and services received and corresponding payments. During fiscal 1998, adjustments to net income included $38.6 million of depreciation and amortization charges. The Company used $26.5 million to finance an increase in accounts receivable from seasonal sales by Premier, an increase in other assets and a decrease in accounts payable and accrued liabilities. A decrease in inventory and an increase in income taxes payable provided approximately $20.3 million of cash to operations.

          Net cash used for investing activities during fiscal years 1999 and 1998 was $40.7 million and $43.8 million, respectively. During fiscal 1999, the Company paid $14.8 million in contingent earnout payments in connection with certain acquisitions. An additional $4.2 million was spent to acquire other businesses during the year, including Khalsa Associates, a sales training company. The Company also received $1.3 million in cash from the sale of certain land and a non-business related building. In fiscal 1998, $11.9 million was paid as contingent payments related to the acquisitions of Premier and Personal Coaching, and $4.9 million of cash was used to acquire King Bear, a former licensee located in Japan. During fiscal 1998, the Company also sold its Institute of Fitness and certain consulting business units. The net cash received for these divestitures was $12.1 million. Funds invested in property, plant and equipment during fiscal years 1999 and 1998 were $23.0 million and $39.2 million, respectively. Capital expenditures during 1999 consisted primarily of an addition to one of the Company's buildings, new store leasehold improvements, computer hardware and software, and other manufacturing equipment. Fiscal 1998 expenditures were primarily for new computer hardware and software in connection with the Project, new store leasehold improvements, printing presses and other manufacturing equipment.

          The Company had net cash proceeds of $2.4 million from financing activities for the year ended August 31, 1999. During fiscal 1999, the Company used $40.7 million for payments on long-term debt, primarily on its long-term line of credit. In addition, the Company used $32.7 million to purchase 2,126,000 shares of its common stock during fiscal 1999. At August 31, 1999, the Company had approximately 1,000,000 shares remaining under Board authorized treasury stock purchase plans. The primary source of cash from financing activities during fiscal 1999 was the issuance of 750,000 shares of Series A Preferred Stock for $75.0 million. During fiscal 1998, the Company used $21.6 million of cash for financing activities. Fiscal 1998 financing activity was the result of $120.0 million received from the issuance of unsecured senior notes and borrowings on the Company's long-term line of credit, combined with payments of $87.2 million on long-term debt instruments, and $57.0 million used to purchase treasury stock.

          At August 31, 1999, the Company had unsecured bank lines of credit available for working capital needs totaling $75.0 million. The Company's lines of credit consisted of a $10.0 million short-term line of credit and a $65.0 million long-term credit facility. On August 31, 1999, the Company had $1.4 million outstanding on the short-term line of credit with interest at the lesser of the prime rate less .75% or the LIBOR rate plus 1.00%. No amounts were outstanding on the long-term line of credit at August 31, 1999. The line of credit agreement required the Company to maintain certain financial ratios and working capital levels. As a result of restructuring charges and losses on impaired assets, the Company was not in compliance with certain covenants of the line of credit agreement at August 31, 1999. Subsequent to August 31, 1999, the Company obtained a new line of credit agreement with existing lenders that maintained the $10.0 million short-term line of credit and increased the long-term line of credit to $100.0 million. The new line of credit requires the Company to maintain certain financial ratios and minimum net worth levels, excluding the financial impact of 1999 restructuring charges. Interest on the new line of credit agreement is at the lesser of the prime rate or the LIBOR rate plus 1.50%. The new line of credit agreement expires October 1, 2001.

          During fiscal 1998, the Company privately issued $85.0 million of unsecured senior notes payable (the "Notes Payable"). The Notes Payable were due May 4, 2008 with interest at a fixed rate of 6.6%. The Notes Payable purchase agreement required the Company to maintain certain financial ratios and net worth levels until the Notes Payable are paid in full. As a result of the restructuring charge, the Company was not in compliance with certain terms of the Notes Payable at August 31, 1999. The Company did not obtain a waiver on the terms of the debt covenants, and subsequent to August 31, 1999, the Company retired the $85.0 million notes payable at par plus accrued interest. The Company utilized its expanded long-term line of credit to retire the Notes Payable.

          Subsequent to August 31, 1999, the Company announced that it had filed a registration statement with the Securities and Exchange Commission ("SEC") related to a subscription offering for up to an additional 750,000 shares of Series A Preferred Stock. Shareholders of record on November 8, 1999 will receive a non-transferable right to purchase one share of Series A Preferred stock for every 27 common shares owned at a subscription price of $100 per share. The subscription offering is expected to expire on November 30, 1999. This offering is being made in connection with the issuance of Preferred Stock to a private investor during the Company's fourth quarter of fiscal 1999. The Preferred Stock shares being offered to shareholders are substantially identical to the Preferred Stock issued to the private investor. The Company's Board of Directors is making no recommendation as to whether shareholders should exercise or restrain from exercising their subscription rights.

          Going forward, the Company will continue to incur costs necessary for the development of electronic commerce channels, retail store buildouts and renovations, regional office leasehold improvements and other costs related to the growth of the business. Cash provided by operations, available lines of credit and other financing alternatives will be used for these expenditures. Management anticipates that its existing capital resources will be sufficient to enable the Company to maintain its current level of operations and its planned internal growth for the foreseeable future. The Company also continues to pursue additional financing alternatives as it repositions itself for future growth.

          The Company is registered in all states that have a sales tax and collects and remits sales or use tax on retail sales made through its stores and catalog sales. Compliance with environmental laws or regulations has not had a material effect on the Company's operations. Inflation has not had a material effect on the Company's operations. However, future inflation may have an impact on the price of materials used in planners and related products, including paper and leather materials. The Company may not be able to pass on such increased costs to its customers.

MARKET RISK OF FINANCIAL INSTRUMENTS

          The Company has exposure to market risk from foreign currency exchange rates and changes in interest rates. To manage the volatility related to currency exchange rates, the Company entered into limited derivative transactions to manage well-defined foreign exchange risks during fiscal 1999. However, at August 31, 1999 the Company did not have any derivative instruments outstanding. Corresponding gains and losses on derivative contracts were also immaterial for the year ended August 31, 1999. As the Company continues to expand internationally, the Company's use of foreign exchange contracts may grow in order to manage the foreign currency risks to the Company. As of August 31, 1999, the Company had not entered into derivative instruments to hedge its exposure to interest rate risk.


       "Safe Harbor" Statement Under the Private Securities Litigation
                              Reform Act of 1995

          With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. Such uncertainties include, but are not limited to, unanticipated developments in any one or more of the following areas: the integration of acquired or merged businesses, management of growth, unanticipated costs, delays or outcomes relating to the Company's restructuring plan, availability of financing sources, dependence on products or services, the rate and consumer acceptance of new product introductions, competition, Y2K issues, the number and nature of customers and their product orders, pricing, pending and threatened litigation, and other risk factors which may be detailed from time to time in the Company's press releases, reports to shareholders and in filings with the Securities and Exchange Commission.

          These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results will differ and may differ materially from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in the Company's filings with the Securities and Exchange Commission.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Franklin Covey Co.:

          We have audited the accompanying consolidated balance sheets of Franklin Covey Co. (a Utah corporation) and subsidiaries as of August 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Covey Co. and subsidiaries as of August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999 in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

Salt Lake City, Utah
October 8, 1999

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,                                                                                  1999             1998
-------------------------------------------------------------------------------- ---------------- -----------------
In thousands, except share data

ASSETS
     Current assets:
         Cash and cash equivalents                                                  $     26,781      $    27,760
         Accounts receivable, less allowance for doubtful
            accounts of $4,074 and $2,840                                                 92,500           83,621
         Inventories                                                                      59,780           47,799
         Income taxes receivable                                                           3,912
         Other assets                                                                     28,673           16,113
                                                                                 ---------------- -----------------
              Total current assets                                                       211,646          175,293

     Property and equipment, net                                                         127,863          127,268
     Goodwill and other intangibles, net                                                 267,185          270,202
     Other assets                                                                         16,609           24,514
                                                                                 ---------------- -----------------
                                                                                    $    623,303      $   597,277
                                                                                 ---------------- -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                                           $     33,038      $    24,496
         Accrued compensation                                                             10,414           14,051
         Accrued acquisition earnouts                                                     15,900           12,960
         Accrued restructuring costs                                                      16,200
         Other accrued liabilities                                                        37,388           31,596
         Income taxes payable                                                                               5,900
         Current portion of long-term debt                                                90,010            3,562
         Current portion of capital lease obligations                                        558              788
                                                                                 ---------------- -----------------
              Total current liabilities                                                  203,508           93,353

     Line of credit                                                                                        35,000
     Long-term debt, less current portion                                                  5,624           89,929
     Deferred income taxes                                                                34,818           35,857
     Capital lease obligations, less current portion                                         919            1,484
                                                                                ---------------- -----------------
              Total liabilities                                                          244,869          255,623
                                                                                ---------------- -----------------

     Commitments and contingencies (Notes 1, 6, 7, 9 and 18)

     Shareholders' equity:
         Preferred stock - Series A, no par value; convertible into common stock at $14 per share; 4,000,000 shares authorized, 750,000
              shares issued at $100 per share                                             75,000
         Common stock, $.05 par value; 40,000,000 shares
              authorized, 27,055,894 shares issued                                         1,353            1,353
         Additional paid-in capital                                                      235,632          238,052
         Retained earnings                                                               199,125          209,772
         Deferred compensation                                                              (320)            (843)
         Accumulated other comprehensive loss                                               (782)          (2,250)
         Treasury stock at cost, 6,676,373 and 4,813,242 shares                         (131,574)        (104,430)
                                                                                 ---------------- -----------------
              Total shareholders' equity                                                 378,434          341,654
                                                                                 ---------------- -----------------
                                                                                    $    623,303      $   597,277
                                                                                 ---------------- -----------------
See accompanying notes to consolidated financial statements.


FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEAR ENDED AUGUST 31,                                                                 1999              1998             1997
-------------------------------------------------------------------------- ----------------- ---------------- -----------------
In thousands, except per share data

Sales                                                                        $     554,923     $     546,612    $     433,272
Cost of sales                                                                      243,132           213,888          175,602
                                                                           ----------------- ---------------- -----------------
     Gross margin                                                                  311,791           332,724          257,670

Selling, general and administrative                                                235,003           221,303          164,057
Depreciation and amortization                                                       39,539            33,028           20,800
Merger and integration costs                                                                                            5,450
Provision for restructuring costs                                                   16,282
Loss on impaired assets                                                             16,559
                                                                           ----------------- ---------------- -----------------
     Income from operations                                                          4,408            78,393           67,363

Interest income                                                                      1,278             1,954            1,344
Interest expense                                                                    (9,912)           (8,316)          (2,344)
                                                                           ----------------- ---------------- -----------------
     (Loss) income before provision for income taxes
         and cumulative effect of accounting change                                 (4,226)           72,031           66,363
Provision for income taxes                                                           4,546            29,893           27,498
                                                                           ----------------- ---------------- -----------------
     (Loss) income before cumulative effect of accounting change                    (8,772)           42,138           38,865
Cumulative effect of accounting change, net of tax (Note 14)                                          (2,080)
                                                                           ----------------- ---------------- -----------------
Net (loss) income                                                                   (8,772)           40,058           38,865
Preferred stock dividends                                                            1,875
                                                                           ----------------- ---------------- -----------------
Net (loss) income available to common shareholders                           $     (10,647)    $      40,058    $      38,865
                                                                           ----------------- ---------------- -----------------

(Loss) income from continuing operations per share:
         Basic                                                               $        (.51)    $        1.75    $        1.83
         Diluted                                                                      (.51)             1.70             1.76

Cumulative effect of accounting change, net of tax, per share:
         Basic                                                                                          (.09)
         Diluted                                                                                        (.08)
                                                                           ----------------- ---------------- -----------------
Net (loss) income per share:
         Basic                                                               $        (.51)    $        1.66    $        1.83
         Diluted                                                                      (.51)             1.62             1.76
                                                                           ----------------- ---------------- -----------------
Weighted average number of common and common equivalent shares:
         Basic                                                                      20,881            24,091           21,201
         Diluted                                                                    20,881            24,726           22,117
                                                                           ----------------- ---------------- -----------------


COMPREHENSIVE INCOME:

Net (loss) income available to common shareholders                           $     (10,647)    $      40,058    $      38,865
Foreign currency translation adjustments                                             1,468            (1,316)               6
                                                                           ----------------- ---------------- -----------------
Comprehensive (loss) income                                                  $      (9,179)    $      38,742    $      38,871
                                                                           ----------------- ---------------- -----------------




See accompanying notes to consolidated financial statements.


FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                              ACCUM-
                                                                                              ULATED
                                 SERIES A                        ADDITION-                    OTHER                        TOTAL
                              PREFFERED STOCK    COMMON STOCK       AL              DEFERRED  COMPRE-   TREASURY STOCK     SHARE-
                             ----------------- ----------------  PAID-IN   RETAINED  COMPEN-  HENSIVE  ------------------  HOLDERS'
                              SHARES   AMOUNT   SHARES   AMOUNT  CAPITAL   EARNINGS  SATION   LOSS     SHARES     AMOUNT   EQUITY
---------------------------- -------- -------- --------  ------- --------  --------  -------  -------  -------  --------- ---------
In thousands
Balance at August 31, 1996                      22,025  $ 1,101  $132,959  $130,849  $(1,240) $  (940)  (1,497) $ (30,894) $231,835

Issuance of common stock
   in connection with merger                     5,031      252   111,246                                                   111,498
Value of options granted
   in merger                                                        4,331                                                     4,331
Tax benefit from exercise
   of affiliate stock options                                       1,654                                                     1,654
Issuance of common stock
   from treasury                                                  (11,340)                                 844     14,340     3,000
Purchase of treasury shares                                                                             (1,720)   (36,378)  (36,378)
Deferred compensation                                                 849               (255)                                   594
Other comprehensive income                                                                          6                             6
Net income                                                                   38,865                                          38,865
                             -------- -------- -------  -------  --------  --------  -------  -------  -------  ---------  ---------
Balance at August 31, 1997                      27,056    1,353   239,699   169,714   (1,495)    (934)  (2,373)   (52,932)  355,405

Tax benefit from exercise
   ofaffiliate stock options                                          266                                                       266
Issuance of common stock
   from treasury                                                   (1,913)                                 247      5,515     3,602
Purchase of treasury shares                                                                             (2,687)   (57,013)  (57,013)
Deferred compensation                                                                    652                                    652
Other comprehensive loss                                                                       (1,316)                       (1,316)
Net income                                                                   40,058                                          40,058
                             -------- -------- -------  -------  --------  --------  -------  -------  -------  ---------  ---------
Balance at August 31, 1998                      27,056    1,353   238,052   209,772     (843)  (2,250)  (4,813)  (104,430)  341,654

Issuance of Series A
   Preferred Stock                750 $ 75,000                                                                               75,000
Preferred stock dividends                                                    (1,875)                                         (1,875)
Tax benefit from exercise
   of affiliate stock options                                       1,320                                                     1,320
Issuance of common stock
   from treasury                                                   (3,740)                                 263      5,566     1,826
Purchase of treasury shares                                                                             (2,126)   (32,710)  (32,710)
Deferred compensation                                                                    523                                    523
Other comprehensive income                                                                      1,468                         1,468
Net loss                                                                     (8,772)                                         (8,772)
                             -------- -------- -------  -------  --------  --------  -------  -------  -------  ---------   --------
Balance at August 31, 1999        750 $ 75,000  27,056  $ 1,353  $235,632  $199,125   $ (320) $  (782)  (6,676) $(131,574) $378,434
                             -------- -------- -------  -------  --------  --------  -------  -------  -------  ---------  ---------

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS


YEAR ENDED AUGUST 31,                                                                 1999              1998             1997
-------------------------------------------------------------------------- ----------------- ---------------- -----------------
In thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                           $  (8,772)        $  40,058        $  38,865
     Adjustments to reconcile net (loss) income to net cash
         provided by operating activities:
         Depreciation and amortization                                              43,547            38,626           23,576
         Loss on impaired assets                                                    16,559
         Deferred income taxes                                                     (10,503)              613           (3,178)
         Deferred compensation                                                         522               652              594
         Loss on sale of assets                                                        673               317                8
         Changes in assets and liabilities, net of effects from acquisitions:
              Increase in accounts receivable                                       (8,879)           (9,995)         (18,983)
              (Increase) decrease in inventories                                   (11,981)            8,061           (1,068)
              Increase in other assets                                              (3,868)          (12,044)         (13,397)
              Increase (decrease) in accounts payable
                 and accrued liabilities                                            10,966            (4,495)          18,783
              Increase in accrued restructuring costs                               16,200
              Increase (decrease) in income taxes payable                           (8,491)           12,261              465
                                                                           ----------------- ---------------- -----------------
         Net cash provided by operating activities                                  35,973            74,054           45,665
                                                                           ----------------- ---------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of businesses, including earnout payments                         (19,025)          (16,786)         (33,188)
     Disposal of businesses                                                                           12,126
     Purchase of license rights                                                                                       (27,000)
     Purchases of property and equipment, net of effects from
         acquisitions                                                              (22,996)          (39,239)         (20,189)
     Proceeds from sale of property and equipment                                    1,288                84              366
                                                                           ----------------- ---------------- -----------------
         Net cash used for investing activities                                    (40,733)          (43,815)         (80,011)
                                                                           ----------------- ---------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) increase in short-term borrowings                               (2,229)             (889)           2,858
     Proceeds from long-term debt and line of credit, net of effects
         from acquisitions                                                           1,142           119,969           64,419
     Payments on long-term debt and capital leases                                 (40,652)          (87,221)          (3,211)
     Proceeds from issuance of Series A Preferred Stock                             75,000
     Purchases of common stock for treasury                                        (32,710)          (57,013)         (36,378)
     Proceeds from issuance of treasury stock                                        1,826             3,602            3,000
                                                                           ----------------- ---------------- -----------------
         Net cash provided by (used for) financing activities                        2,377           (21,552)          30,688
                                                                           ----------------- ---------------- -----------------

     Effect of foreign exchange rates                                                1,404            (1,316)               6
                                                                           ----------------- ---------------- -----------------

     Net (decrease) increase in cash and cash equivalents                             (979)            7,371           (3,652)
     Cash and cash equivalents at beginning of year                                 27,760            20,389           24,041
                                                                           ----------------- ---------------- -----------------
     Cash and cash equivalents at end of year                                    $  26,781         $  27,760        $  20,389
                                                                           ----------------- ---------------- -----------------


See accompanying notes to consolidated financial statements.

                              FRANKLIN COVEY CO.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Franklin Covey Co. (the "Company") provides integrated training and performance solutions to organizations and individuals in productivity, leadership, sales, communication and other areas. Each solution set may include components for training and consulting, assessment and other application tools that are generally available in electronic or paper-based formats. The Company's products and services are available through professional consulting services, public workshops, catalogs, retail stores and the Internet at www.franklincovey.com. The Company's best known products include the Franklin Planner and the best-selling book, The 7 Habits of Highly Effective People.

Principles of Consolidation

          The  accompanying   consolidated   financial  statements  include  the
accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Pervasiveness of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of August 31, 1999, the Company had demand deposits at various banks in excess of the $100,000 limit for insurance by the Federal Deposit Insurance Corporation.

Inventories

          Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Elements of cost in inventories include raw materials, direct labor and manufacturing overhead.

Property and Equipment

          Property and equipment are stated at cost less accumulated depreciation or amortization. Depreciation or amortization is calculated using the straight-line method over the expected useful lives of the assets as follows:

Description                                      Useful Lives
-------------------------------------------------------------

Machinery and equipment                           3-7 years
Furniture, fixtures and leasehold
   improvements                                   5-7 years
Buildings                                        15-39 years

          Leasehold improvements are amortized over the lesser of the economic life of the asset or the contracted lease period. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses on the sale of property and equipment are recorded in current operations.

Other Long-Term Assets

          The Company was recently involved in a business reengineering and information systems implementation project (the "Project"). Certain costs of the Project have been capitalized in accordance with authoritative accounting pronouncements (see Note 14). At August 31, 1999, the Company had $10.6 million of net capitalized Project costs classified as other long-term assets. Project costs are amortized over a five-year period following completion of associated Project phases.

Long-Lived Assets

          The Company reviews for impairment of long-lived assets when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company assesses the impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets.

          During the fourth quarter of fiscal 1999, the Company initiated a plan to restructure its operations (Note 2). As part of the restructuring plan, all programs, products and curriculum were evaluated to determine their future value in the restructured Company. As a result of this evaluation, certain products, services and curricula were discontinued which impacted certain related long-lived assets and related goodwill. Based upon the results of this review, the Company recognized a $16.6 million charge in the fourth quarter of fiscal 1999 on impaired assets related to the discontinued products and programs. The loss on impaired assets for the year ended August 31, 1999 is comprised of the following (in thousands):

Goodwill and other intangibles                  $     8,234
Other long-term assets                                6,772
Property and equipment                                1,553
                                             ----------------
                                                $    16,559
                                             ----------------

          The Company has disposed of these assets, as the assets have no market value or future value to the Company. Impaired goodwill and other intangible assets are primarily comprised of goodwill generated from previous acquisitions whose products or services have been discontinued. Impaired other long-term assets primarily consists of capitalized costs for Project modules that were determined to have no future value. Impaired property and equipment is comprised of purchased software written off as unusable and a printing press that was unable to meet printing quality standards.

Foreign Currency Translation and Transactions

          The balance sheet accounts of the Company's foreign subsidiaries are translated into U.S. dollars using the current exchange rate. Revenues and expenses are translated using an average exchange rate. The resulting translation gains or losses are recorded as accumulated other comprehensive income or loss in shareholders' equity. Transaction gains and losses are reported in current operations.

Revenue Recognition

          Revenue is recognized upon shipment of product or presentation of training seminars.

Pre-Opening Costs

          Pre-opening costs associated with new retail stores are charged to expense as incurred. These amounts were not significant for the periods presented in the accompanying consolidated financial statements.

Income Taxes

          The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

Comprehensive Income

          Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", established a standard for reporting comprehensive income and its components within the financial statements.
Comprehensive income includes charges and credits to equity accounts that are not the result of transactions with shareholders. Comprehensive income is comprised of net income or loss and other comprehensive income items. The Company's comprehensive income and losses consist of changes in the cumulative translation adjustment account. The changes in the cumulative translation adjustment account are not adjusted for income taxes as they relate to specific indefinite investments in foreign subsidiaries.

Concentrations of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

Fair Value of Financial Instruments

          The book value of the Company's financial instruments approximates fair value. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, which deferred the application of SFAS No. 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. The application of SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

Reclassifications

          Certain reclassifications have been made in the prior periods' consolidated financial statements to conform with the current year presentation.


2. RESTRUCTURING COSTS

          During the fourth quarter of fiscal 1999, the Company's Board of Directors approved a plan to restructure the Company's operations, reduce its workforce and formally exit the majority of its leased office space located in

Provo, Utah. These changes are intended to align the Company's products, services and channels in a manner that focuses Company resources on providing integrated training and performance solutions to both individuals and organizations. The restructure is also intended to lay strategic, operational, organizational and financial foundations for profitable growth. In connection with the restructuring plan, the Company recorded a fourth quarter restructuring charge of $16.3 million, which is included in the accompanying statement of income for the fiscal year ended August 31, 1999. Included in the restructuring charge are costs to provide severance and related benefits as well as costs to formally exit the leased office space. The Company anticipates completion of the restructuring plan by the end of fiscal 2000 and may incur additional expenses necessary to complete the plan.

          The cost to provide severance and related benefits is estimated to be $11.7 million and covers a reduction of approximately 600 employees across all areas of the business. As of August 31, 1999, 115 employees had left the Company as part of the reduction plan. Subsequent to August 31, 1999, an additional 61 employees have left the Company in connection with this plan.

          Also included in the restructuring provision is a charge to exit the majority of the Company's leased office space in Provo, Utah. These facilities currently contain sales, marketing and other functions primarily aligned with the Training and Education SBU. Before exiting the lease, sales and other sales support functions located in Provo will be moved to regional offices located in New York, Chicago, Los Angeles, San Francisco, Columbus, Dallas, Atlanta and Washington, D.C. Remaining business and support functions will be moved to the Company's corporate headquarters located in Salt Lake City, Utah. The Company anticipates the costs to exit the facilities and sublease the space to be approximately $4.6 million.


3. INVENTORIES

          Inventories are comprised of the following (in thousands):



AUGUST 31,
------------------------------------ --------------- ---------------
                                              1999            1998
------------------------------------ --------------- ---------------
Finished goods                        $     42,594    $     32,141
Work-in-process                              4,186           5,261
Raw materials                               13,000          10,397
                                     --------------- ---------------
                                      $     59,780    $     47,799
                                     --------------- ---------------


4. PROPERTY AND EQUIPMENT

          Property and equipment are comprised of the following (in thousands):

AUGUST 31,
------------------------------------ --------------- ---------------
                                              1999            1998
------------------------------------ --------------- ---------------
Land and improvements                 $      7,616    $     10,382
Buildings                                   48,787          42,797
Machinery and equipment                    113,592          91,841
Furniture, fixtures and
   leasehold improvements
                                            50,209          52,128
                                     --------------- --------------
                                           220,204         197,148
Less accumulated depreciation and
   amortization
                                          (92,341)         (69,880)
                                     --------------- ---------------
                                      $   127,863     $    127,268
                                     --------------  ---------------

Certain land and buildings  represent  collateral for debt obligations (see Note
6).

5. GOODWILL AND OTHER INTANGIBLE ASSETS

          Goodwill and other intangible assets consist of the following (in thousands):

AUGUST 31,
----------------------------------- ------------- -------------
                                            1999          1998
----------------------------------- ------------- -------------
Goodwill                             $   131,595   $   115,290
License rights                            27,000        27,000
Curriculum rights                         61,752        62,685
Trade names and other                     94,777        98,476
                                    ------------- -------------
                                         315,124       303,451
Less accumulated  amortization           (47,939)      (33,249)
                                    ------------- -------------
                                     $   267,185   $   270,202
                                    ------------- -------------

          Goodwill, representing the excess of cost over the net tangible and identifiable intangible assets of acquired businesses, and other intangible assets are amortized on a straight-line basis over the following estimated useful lives:

                                                 Useful Lives
                                               -----------------

Goodwill                                          5-30 years
License rights                                     40 years
Curriculum rights                                14-30 years
Trade names and other                             4-40 years


6.     DEBT

Lines of Credit

          At August 31, 1999, the Company had unsecured bank lines of credit available for working capital needs totaling $75.0 million. The Company's lines of credit consisted of a $10.0 million short-term line of credit and a $65.0 million long-term credit facility. On August 31, 1999, the Company had $1.4 million outstanding on the short-term line of credit with interest at the lesser of the prime rate less .75% or the LIBOR rate plus 1.00%. The weighted average interest rate on short-term borrowings at August 31, 1999 was 7.75%. No amounts were outstanding on the long-term line of credit at August 31, 1999. In the accompanying consolidated balance sheets, the current line of credit is reported as a component of other accrued liabilities.

          The line of credit agreement required the Company to maintain certain financial ratios and working capital levels. As a result of the restructuring and impaired asset charges, the Company was not in compliance with certain covenants of the line of credit agreement at August 31, 1999. Subsequent to August 31, 1999, the Company obtained a new line of credit agreement with existing lenders that maintained the $10.0 million current line of credit and increased the long-term line of credit to $100.0 million. The new line of credit requires the Company to maintain certain financial ratios and minimum net worth levels, excluding the financial impact of fiscal 1999 restructuring charges. Interest on the new line of credit agreement is at the lesser of the prime rate or the LIBOR rate plus 1.50%. The new line of credit agreement expires October 1, 2001.

          Commitment fees associated with the lines of credit were immaterial for fiscal years 1999 and 1998.

Long-Term Debt

          Long-term debt is comprised of the following (in thousands):

AUGUST 31,
------------------------------------ ------------ ------------
                                            1999         1998
------------------------------------ ------------ ------------
Senior unsecured notes payable
with interest at 6.6% due
semi-annually, paid in full during
October 1999                           $  85,000    $  85,000

Note payable in quarterly
installments of $574 including
interest at 5.0% through April 2001        3,822

Mortgage payable in monthly
installments of $18 including
interest at 8.5% through August
2016, secured by real estate               1,697        1,769

Note payable on demand, plus
interest at 8.0%                           1,481        1,749

Note payable to bank, payable
in monthly installments of $20,
including interest at 7.8% through
August 2004, secured by equipment            976

Note payable to bank, payable
in monthly installments of $23,
plus interest at prime plus .5%
payable through September 2002,
secured by real estate                       869        1,152

Mortgage payable in monthly
installments of $8 including interest
at 9.9% through October 2014,
secured by real estate                       710          728

Note payable to a Japanese bank
for YEN 60,000, payable in quarterly
installments of YEN 20,000, due April
2000 including interest at 2.4%              548          996

Note payable, paid in full during
January 1999                                            1,000

Other mortgages and notes, payable
in monthly installments, interest ranging
from 2.0% to 9.7%, due at various dates
through 2003, secured by equipment,
inventories and accounts receivable          531        1,097
                                     ------------ ------------
                                          95,634       93,491

Less current portion                     (90,010)      (3,562)
                                     ------------ ------------
Long-term debt, less current
portion                                $   5,624    $  89,929
                                     ------------ ------------

          The $85.0 million senior unsecured notes payable required the Company to maintain certain financial ratios and net worth levels until the notes are paid in full. As a result of the restructuring and impaired asset charges, the Company was not in compliance with certain terms of the notes at August 31, 1999. The Company did not obtain a waiver on the terms of the debt covenants, and subsequent to August 31, 1999 the Company retired the $85.0 million notes payable at par plus accrued interest. The Company utilized its expanded long-term line of credit to retire the Notes Payable. Accordingly, the $85.0 million notes payable were reported as a component of the current portion of long-term debt in the accompanying consolidated balance sheet at August 31, 1999.

          Future maturities of long-term debt at August 31, 1999 are as follows (in thousands):

YEAR ENDING
AUGUST 31,
-------------------------------- --------------
2000                                $   90,010
2001                                     2,456
2002                                       652
2003                                       372
2004                                       336
Thereafter                               1,808
                                 --------------
                                    $   95,634
                                 --------------

7. LEASE OBLIGATIONS

Capital Leases

          Future minimum lease payments for equipment held under capital lease arrangements as of August 31, 1999 are as follows (in thousands):

YEAR ENDING
AUGUST 31,
-------------------------------------------- -- --------------
2000                                               $      652
2001                                                      592
2002                                                      391
                                                --------------
Total future minimum lease
    payments                                            1,635
Less amount representing interest                        (158)
                                                --------------
Present value of future minimum
    lease payments                                      1,477
Less current portion                                     (558)
                                                --------------
                                                   $      919
                                                --------------



          Total assets held under capital lease arrangements was $4.0 million with accumulated amortization of $1.8 million as of August 31, 1999.
Amortization of capital lease assets is included in depreciation and amortization expense.

Operating Leases

          The Company leases certain retail store and office locations under noncancelable operating lease agreements with remaining terms of one to eight years. The following summarizes future minimum lease payments under operating leases at August 31, 1999 (in thousands):

YEAR ENDING
AUGUST 31,
-------------------------------------------- -- --------------
2000                                              $    11,600
2001                                                    8,803
2002                                                    7,932
2003                                                    7,325
2004                                                    5,711
Thereafter                                             14,409
                                                --------------
                                                  $    55,780
                                                --------------

          Total rental expense for leases under operating lease terms was $17.6 million, $16.8 million, and $11.7 million for the years ended August 31, 1999, 1998 and 1997, respectively. Contingent rental expense, primarily from retail stores, for the fiscal years ended August 31, 1999, 1998, and 1997 totaled $5.4 million, $4.1 million, and $3.5 million, respectively. Contingent rental payments are generally based upon a percentage of retail store sales, which are seasonally high during the Company's first and second fiscal quarters.

          As described in Note 2, the Company intends to exit certain leased office space in Provo, Utah. The foregoing operating lease minimum payment schedule includes future minimum rents on the office space in Provo. Annual rent expense on the leased office space is approximately $2.1 million and represents the majority of minimum rent payments after 2004.


8. ADVERTISING

          Costs for newspaper, television, radio and other advertising are expensed as incurred. Direct response advertising costs consist primarily of printing and mailing costs for catalogs and seminar mailers that are charged to expense over the period of projected benefit, not to exceed twelve months. Total advertising costs were $33.0 million, $26.7 million, and $18.9 million for the years ended August 31, 1999, 1998, and 1997, respectively. Prepaid catalog and seminar mailer costs reported in other current assets were $5.7 million and $4.4 million at August 31, 1999 and 1998, respectively.

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

          The Company has various purchase commitments for materials, supplies and other items incident to the ordinary conduct of business. In aggregate, such commitments are immaterial to the Company's operations.

Legal Matters

          The Company is the subject of certain legal actions, which it considers routine to its business activities. As of August 31, 1999, management believes that, after discussion with its legal counsel, any potential liability to the Company under such actions will not materially affect the Company's financial position or results of operations.


10. RELATED PARTY TRANSACTIONS

          As part of the Preferred Stock transaction completed during fiscal 1999 (Note 11), an affiliate of the investor was named Chairman of the Board of Directors and interim Chief Executive Officer. The new Chairman and interim CEO was previously a member of the Company's Board. In addition, two affiliates of the investor were appointed to the Board of Directors. In connection with the Preferred Stock offering, the Company pays an affiliate of the investor a monitoring fee of $100,000 per quarter.

          In January 1999, the Company issued 1,450 shares of its common stock to each member of the Board of Directors for $17.25 per share. The purchase price was paid in the form of secured promissory notes that are payable in three annual installments beginning on March 31, 1999. A portion of each note payment will be forgiven by the Company based on the Company's earnings per share during the preceding fiscal year. The notes are secured by the shares of stock retained in the Company's possession pursuant to the terms of a security agreement.

          During the fiscal year ended August 31, 1999, the Company purchased 130,000 shares of its common stock for $2.3 million in cash, from an officer of the Company. The foregoing shares were purchased at the existing fair market value on the date of the transaction.

          During fiscal years 1998 and 1997, the Company purchased 500,000 and 750,000 shares of its common stock for $12.0 million and $18.0 million in cash, respectively, from the Vice-Chairman of the Board of Directors (formerly the Chairman of the Board). All shares were purchased at the existing fair market value on the dates of the transactions.

          During the fiscal years ended August 31, 1999, 1998 and 1997, the Company purchased 92,000, 100,000 and 110,000 shares of its common stock for $1.2 million, $2.5 million and $2.4 million in cash, respectively, from a former officer and director of the Company. The shares were purchased at the existing fair market value on the dates of the transactions.

          The Company purchased 194,000 shares of its common stock from a director of the Company for $3.7 million in cash during the year ended August 31, 1998. Also during fiscal 1998, the Company purchased 57,094 shares of its common stock from a former officer of the Company for $1.1 million. The shares were purchased at the existing fair market value on the dates of the transactions.

          Premier Agendas ("Premier"), a subsidiary of the Company, had trade accounts payable to various companies which are partially owned by certain former owners of Premier totaling $3.3 million and $1.5 million at August 31, 1999 and 1998, respectively. In addition, Premier had notes payable to key employees totaling $1.5 million and $1.8 million at August 31, 1999 and 1998, respectively (Note 6). The notes payable were used for working capital, are due upon demand, and have interest rates which approximate prevailing market rates.

     The Company, under a long-term agreement, leases buildings from a partnership that is partially owned by a Vice-Chairman of the Board of Directors (formerly the Co-Chairman) and certain officers of the Company. Rental expense paid to the partnership totaled $2.1 million, $1.8 million, and $0.4 million during fiscal years 1999, 1998, and 1997, respectively.

          The Company pays a Vice-Chairman of the Board of Directors (formerly the Co-Chairman) a percentage of the proceeds received for seminars that are presented by the Vice-Chairman. During the years ended August 31, 1999, 1998, and 1997, the Company paid approximately $3.0 million, $2.4 million, and $0.2 million, respectively, for such seminars.

          During fiscal 1998, the Company sold one of its consulting units to a group of former employees for $1.6 million. The amount is payable to the Company in six annual installments from September 1998 through 2003. The Company also granted certain employees the option to purchase another consulting unit of the Company for $1.2 million payable to the Company in equal annual installments over a ten-year period commencing January 2001. Such option becomes exerciseable upon the achievement of certain financial thresholds over the next two years.


11. CAPITAL TRANSACTIONS

Preferred Stock

          On June 2,  1999,  the  Company  issued  750,000  shares  of  Series A
Preferred Stock (the "Preferred Stock") for $75.0 million in cash to a private investor. The Preferred Stock dividends accrue at an annual rate of 10% and are payable quarterly in cash or additional shares of Preferred Stock until July 1, 2002. Subsequent to that date, Preferred Stock dividends must be paid in cash. Accordingly, the Company accrued $1.9 million in Preferred Stock dividends as of August 31, 1999. Subsequent to August 31, 1999, the Company paid the Preferred Stock dividend in additional shares of Preferred Stock. The Preferred Stock is convertible at any time into the Company's common stock at a conversion price of $14.00 per share and will rank senior to the Company's common stock. Holders of the Preferred Stock have generally the same voting rights as common stock holders on an "as-converted" basis.

          In connection with the issuance of the Preferred Stock, and subsequent to August 31, 1999, the Company announced that it has filed a registration statement with the Securities and Exchange Commission ("SEC") related to a subscription offering for up to an additional 750,000 shares of Series A Preferred Stock. Shareholders of record on November 8, 1999 will receive a non-transferable right to purchase one share of Series A Preferred stock for every 27 common shares owned at a subscription price of $100 per share. The subscription offering is expected to expire on November 30, 1999. The Preferred Stock shares being offered to shareholders are substantially identical to the Preferred Stock issued to the private investor.

Treasury Stock

          The Company sold 263,100, 247,069 and 844,342 shares of its common stock held in treasury as a result of the exercise of stock options and the purchase of shares under the Company's employee stock purchase plan for the years ended August 31, 1999, 1998 and 1997, respectively. These shares were sold for a total of $1.4 million, $3.6 million, and $4.9 million and had a cost of approximately $5.6 million, $5.5 million, and $14.3 million for the years ended August 31, 1999, 1998 and 1997, respectively. In October 1998 and March 1998, the Company's Board of Directors approved the purchase of up to 2,000,000 shares and 3,000,000 shares, respectively, of the Company's common stock. During fiscal years 1999, 1998 and 1997, the Company purchased 2,126,000 shares at a cost of $32.7 million, 2,687,000 shares at a cost of $57.0 million, and 1,720,000 shares at a cost of $36.4 million, respectively. At August 31, 1999, the Company had approximately 1,000,000 shares remaining under Board authorized purchase plans.

Tax Benefit from Exercise of Affiliate Stock Options

          During fiscal years 1999, 1998 and 1997, certain employees exercised affiliate stock options (nonqualified stock options received from principal shareholders of the Company) which resulted in tax benefits to the Company of $1.3 million, $0.3 million, and $1.7 million, respectively, which were recorded as increases to additional paid-in capital.

Deferred Compensation

          Deferred compensation represents restricted stock granted to key executives. The stock vests in full four years from the date of grant and was recorded at the fair market value at the date of grant. Compensation expense is recognized ratably over the corresponding four-year vesting period.

Stock Options

          The Company's Board of Directors has approved an incentive stock option plan whereby shares of common stock are issued to key employees at a price not less than the fair market value of the Company's common stock at the date of grant. The term, not to exceed ten years, and exercise period of each incentive stock option awarded under the plan are determined by a committee appointed by the Company's Board of Directors. At August 31, 1999, 370,415 shares were available for granting under the current incentive stock option plan.

          A summary of nonqualified and incentive stock option activity is set forth below:


                            Number of        Weighted Avg.
                             Options         Exercise Price
------------------------ ----------------- -------------------
Outstanding at
August 31, 1996                3,738,154        $ 18.36

Granted:
  At market value                747,340          19.03
  In connection with
     the Merger                  382,100           5.97
Exercised                       (838,092)          4.32
Forfeited                       (127,574)         22.91
                         -----------------
Outstanding at
  August 31, 1997              3,901,928          20.24

Granted                          434,800          23.64
Exercised                       (200,024)         13.62
Forfeited                       (466,974)         23.72
                         -----------------
Outstanding at
  August 31, 1998              3,669,730          21.89

Granted                        2,058,825          12.02
Exercised                       (231,931)          3.59
Forfeited                       (212,459)         18.89
                         -----------------
Outstanding at
   August 31, 1999             5,284,165          19.05
                         -----------------

          Options exerciseable at August 31, 1999, 1998 and 1997 were 2,683,966, 2,261,935 and 2,269,399 and had weighted average exercise prices of $23.87, $22.65 and $22.04, respectively.

          The Company applies Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans or employee stock purchase plan. Had compensation cost for the Company's stock option plans and employee stock purchase plan been determined in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings per share would have been the pro forma amounts indicated below (in thousands, except per share data):


YEAR ENDED
AUGUST 31,
---------------------------- ----------- ----------- ------------
                                   1999        1998         1997
---------------------------- ----------- ----------- ------------

Net (loss) income
   available to common
   shareholders as
   reported                    $(10,647)   $ 40,058    $ 38,865
Net (loss) income
   available pro forma          (16,181)     34,978      30,514

Diluted (loss) earnings
   per share as reported           (.51)       1.62        1.76
Diluted (loss) earnings
   per share pro forma             (.80)       1.41        1.38

          Because the SFAS No. 123 method of accounting has not been applied to options granted prior to September 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

          The following information applies to options outstanding at August 31, 1999:

o A total of 1,432,341 options outstanding have exercise prices between $1.11 and $9.69 per share, with a weighted average exercise price of $8.17 and a weighted average remaining contractual life of 8.9 years. At August 31, 1999, 156,308 options are exercisable.

o Options for 1,903,799 shares have exercise prices between $11.83 and $19.31 per share, with a weighted average exercise price of $17.57 and a weighted average remaining contractual life of 7.0 years of which 938,181 are exercisable at August 31, 1999.

o A total of 1,096,900 options have exercise prices between $20.00 and $26.82 per share, with a weighted average exercise price of $24.14 and a weighted average remaining contractual life of 5.9 years. At August 31, 1999, 738,352 options are exercisable.

o The remaining 851,125 options outstanding have exercise prices between $29.38 and $34.50 per share, with a weighted average exercise price of $34.15 and a weighted average remaining contractual life of 4.7 years of which 851,125 are exercisable at August 31, 1999.

          The weighted average fair value of options granted under the Company's stock option plans during the fiscal years ended August 31, 1999 and 1998 were $4.79 and $11.17, respectively. The weighted average fair value of options granted under the Company's stock option plans during the year ended August 31, 1997 was estimated at $11.23 for options granted at the market price and $15.08 for options granted below the market price in connection with the Merger (Note
16).

          The Black-Scholes option-pricing model was used to calculate the weighted average fair value of options using the following assumptions for grants in fiscal years 1999, 1998 and 1997:

YEAR ENDED AUGUST 31,
-------------------------- ----------- ------------ -----------
                                1999         1998        1997
-------------------------- ----------- ------------ -----------

Dividend yield                  None        None         None
Volatility                     55.8%       57.7%        61.5%
Expected life (years)           4.3         5.2          6.5
Risk free rate of
   return                       5.3%        5.4%         6.1%

          The estimated fair value of options granted is subject to the assumptions made and if the assumptions were to change, the estimated fair value amounts could be significantly different. The weighted average fair value of options exercised during fiscal years 1999, 1998 and 1997 was $7.04, $13.62, and $4.41, respectively.


12. EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

          The Company has defined contribution profit sharing plans that qualify under Section 401(k) of the Internal Revenue Code. The plans provide retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 15% of their gross wages, subject to certain limitations. The plans provide for matching contributions by the Company. The matching contributions expensed in the years ended August 31, 1999, 1998, and 1997 were $1.7 million, $1.7 million, and $1.4 million, respectively.

Employee Stock Purchase Plan

          The Company has an employee stock purchase plan which reserved up to 300,000 shares of common stock for issuance under the plan. Accordingly, shares of common stock can be purchased by qualified employees at a price equal to 85% of the fair market value of common stock at time of purchase. Shares totaling 66,019, 46,934, and 42,527 have been issued under this plan for the years ended August 31, 1999, 1998 and 1997, respectively. Shares available for issuance under this plan at August 31, 1999, were 16,764. The Company accounts for its employee stock purchase plan under the provisions of APB Opinion 25 and related interpretations.


13. INCOME TAXES

          The  provision  for  income  taxes   consists  of  the  following  (in
thousands):


YEAR ENDED AUGUST 31,
------------------------- ----------- ------------ -----------
                                1999         1998        1997
------------------------- ----------- ------------ -----------
Current:
    Federal                 $ 12,545    $ 24,620     $ 24,103
    State                      2,046       4,067        5,755
    Foreign                    2,077       1,920          790
Deferred:
    Federal                  (10,422)       (614)      (2,544)
    State                     (1,700)       (100)        (606)
                          ----------- ------------ -----------
                            $  4,546    $ 29,893     $ 27,498
                          ----------- ------------ -----------

          In connection with a change in accounting principle, the Company also recognized a $1.5 million tax benefit in fiscal 1998.

          The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of income are as follows:


YEAR ENDED AUGUST 31,
------------------------- ------------- ----------- -----------
                              1999         1998        1997
------------------------- ------------- ----------- -----------
Federal statutory
  tax rate                   (35.0)%       35.0%       35.0%
State income
  taxes, net of
  federal effect              (3.5)         3.5         5.0
Goodwill
  amortization                44.6          2.3          .8
Effect of foreign
  losses and tax
  rate differential           63.9
Other                         37.6           .7          .6
                          ------------- ----------- -----------
                             107.6%        41.5%       41.4%
                          ------------- ----------- -----------

          Goodwill amortization consists of non-deductible goodwill generated by the Merger and the acquisitions of Premier Agendas and Publishers' Press. During the fiscal year ended August 31, 1999, the effect of foreign losses is primarily comprised of losses sustained in Japan for which no offsetting tax benefit could be recognized due to uncertain future taxable income to offset such losses. Other items are comprised of various non-deductible expenses that occur in the normal course of business, but which had a magnified effect on the tax rate due to decreased taxable income in fiscal 1999 compared to prior years.

          Significant components of the Company's deferred tax assets and liabilities are comprised of the following (in thousands):

AUGUST 31,
------------------------------------ ------------ ------------
                                            1999         1998
------------------------------------ ------------ ------------
Deferred income tax assets:
   Inventory and bad debt
      reserves                        $    4,897   $    3,203
   Sales returns and
      contingencies                        2,248          993
   Restructuring cost accrual              6,239
   Vacation and other
      accruals                             2,559        2,454
   Interest and other
      capitalization                         855          431
   Other                                     414          243
                                     ------------ ------------
Total deferred income tax  assets         17,212        7,324
                                     ------------ ------------

Deferred income tax liabilities:
   Intangibles and fixed
      asset step-up                      (30,896)     (31,647)
Depreciation and
   amortization                           (1,537)      (2,203)
   Other                                  (3,240)      (2,438)
                                     ------------ ------------
Deferred income tax
   liabilities                           (35,673)     (36,288)
                                     ------------ ------------
Net deferred income tax
   liabilities                        $  (18,461)  $  (28,964)
                                     ------------ ------------

Current deferred tax assets are reported as a component of other current assets.

14.    CHANGE IN ACCOUNTING PRINCIPLE

          During fiscal 1998, the Emerging Issues Task Force (the "EITF") of the FASB issued consensus ruling 97-13, which specified the accounting treatment of certain business reengineering and information technology implementation costs. EITF 97-13 requires that certain costs which were previously capitalized to now be expensed as incurred. In addition, any previously capitalized costs that were incurred, and are addressed by EITF 97-13, were required to be written off.

          The Company was involved in a business reengineering and information system implementation project that was principally completed during fiscal 1999. During the Project, the Company capitalized certain costs in accordance with generally accepted accounting principles. Certain previously capitalized costs of the Project were written off in accordance with EITF 97-13 as a cumulative adjustment in the Company's first quarter of fiscal 1998. During the remainder of fiscal 1998 and during fiscal 1999, the majority of the costs associated with the implementation Project were capitalized in accordance with EITF 97-13 and other related accounting standards. The Company expects that any remaining costs of the Project will qualify for capitalization under current accounting guidelines.

          The Company incurred significant costs associated with the Project during the fourth quarter of fiscal 1997. The following unaudited pro forma schedule presents the financial results of the Company as if the provisions of EITF 97-13 were adopted on September 1, 1996 (in thousands, except per share data):


YEAR ENDED
AUGUST 31, 1997
---------------------------------- -------------- --------------
                                         Actual      Pro Forma
---------------------------------- -------------- --------------
                                                    (unaudited)
Sales                               $   433,272    $   433,272
Gross margin                            257,670        257,670
Operating income                         67,363         64,184
Net income                               38,865         37,026

Net income per share:
     Basic                          $      1.83    $      1.75
     Diluted                               1.76           1.67


15.      NET INCOME PER SHARE

          Basic EPS is calculated by dividing income from continuing operations by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated by dividing income from continuing operations by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method. During periods of net operating loss, all common stock equivalents, including the effect of common shares from the issuance of Preferred Stock on an "as converted" basis, are excluded from the diluted EPS calculation. Significant components of the numerator and denominator used for Basic and Diluted EPS are as follows (in thousands, except per share amounts):


YEAR ENDED
AUGUST 31,
------------------------------ ----------- ----------- -----------
                                     1999        1998        1997
------------------------------ ----------- ----------- -----------
(Loss) income before
   accounting change             $ (8,772)   $ 42,138    $ 38,865
Cumulative effect of
   accounting change,
   net of tax                                  (2,080)
                               ----------- ----------- -----------
Net (loss) income                  (8,772)     40,058      38,865
Preferred stock dividends           1,875
                               ----------- ----------- -----------
(Loss) income available to
   common shareholders           $(10,647)   $ 40,058    $ 38,865
                               ----------- ----------- -----------

Basic weighted-average
   shares outstanding              20,881      24,091      21,201
Incremental shares from
   Preferred Stock on an
   "as converted" basis               -           -           -
Incremental shares from the
   assumed exercise of
   stock options                      -           635         916
                               ----------- ----------- -----------
Diluted weighted-average
shares outstanding                 20,881      24,726      22,117
                               ----------- ----------- -----------

(Loss) income from
   continuing operations
   per share:
      Basic                      $   (.51)   $   1.75    $   1.83
      Diluted                        (.51)       1.70        1.76

Cumulative effect of accounting
   change, net of tax, per share:
      Basic                                      (.09)
      Diluted                                    (.08)
                               ----------- ----------- -----------

Net (loss) income per share:
      Basic                      $   (.51)   $   1.66    $   1.83
      Diluted                        (.51)       1.62        1.76
                               ----------- ----------- -----------

          Due to their antidilutive effect, options to purchase common stock and the effect of the Preferred Stock on an "as converted" basis totaling 1,511,215 shares have been excluded from the EPS calculation for the year ended August 31, 1999. Options to purchase 1,661,875 shares of common stock with exercise prices ranging from $23.00 to $34.50 per share were outstanding during fiscal 1998 but were excluded in the calculation of Diluted EPS because the exercise price was greater than the average market price of the common shares.


16. STATEMENTS OF CASH FLOWS

          The   following   supplemental   disclosures   are  provided  for  the
Consolidated Statements of Cash Flows (in thousands):


YEAR ENDED AUGUST 31,
------------------------- ----------- ------------ -----------
                                1999         1998        1997
------------------------- ----------- ------------ -----------
Cash paid for:
    Income taxes           $  22,701   $  15,961    $  27,916
    Interest                   9,219       5,991        2,042


    Fair value of
      assets acquired      $  19,025   $  18,943    $  88,208
    Cash paid for
      net assets             (19,025)    (16,786)     (33,188)
                          ----------- ------------ -----------
    Liabilities
      assumed from
      acquisitions         $    -      $   2,157    $  55,020
                          ----------- ------------ -----------

Tax effect of
    exercise of
    affiliate stock
    options                $   1,320   $     266    $   1,654
                          ----------- ------------ -----------

Non-Cash Investing and Financing Activities

          During the years ended August 31, 1999 and 1998,  the Company  accrued
$15.9  million  and  $13.0  million,   respectively,  for  earnout  payments  in
connection with the acquisition of certain entities.

          As of August 31, 1999 the Company had accrued $1.9 million of Preferred Stock dividends in connection with the issuance of 750,000 shares of Series A Preferred Stock (Note 11). Subsequent to August 31, 1999, the Company paid the accrued dividend with additional shares of Preferred Stock.

          The Company financed the acquisition of certain software licenses with a note payable to the software vendor for $5.9 million.

          Effective June 2, 1997, Franklin Quest Co. ("Franklin") and Covey Leadership Center ("Covey") merged (the "Merger") to form Franklin Covey Co. In the Merger, the Company issued 5,030,894 shares of its common stock in exchange for all of the issued and outstanding capital stock of Covey. The total value of the stock exchanged was approximately $111.5 million. In connection with the foregoing exchange, the Company issued 382,100 stock options, exerciseable at $5.97 per share and valued at approximately $4.3 million, in exchange for all of the outstanding options to purchase Covey stock.

          In connection with recording the tax effects of the Merger and the acquisition of Premier, the Company recognized approximately $29.4 million of net deferred tax liabilities with a corresponding increase to goodwill.

          During fiscal 1997, the Company received 84,779 shares of common stock with a fair market value of approximately $1.9 million as consideration for 684,000 stock options exercised at $2.78 per share. The common stock issued from treasury for the options exercised had a weighted average cost of $20.35 per share.


17. SEGMENT INFORMATION

Reportable Segments

          During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes previous "industry segment" reporting requirements with a "management" approach for reporting operating segments as well as other disclosures about products and services, geographic regions and major customers.

          During the first quarter of 1999, the Company aligned its operations into the following three operating segments or Strategic Business Units ("SBUs"):

       o   Consumer Products
       o   Training and Education
       o   International

          Although the Company is currently in the process of restructuring its operations, the above SBUs remain the primary management measurement tool until the new reporting structure is completed and implemented. The Consumer Products SBU is responsible for distribution of the Company's products through retail stores, catalog sales, mass markets, contract stationers, government channels, technology wholesale and the Internet. The Training and Education SBU, which includes Premier Agendas and Personal Coaching, is responsible for training, consulting and implementation services, and delivery of products to corporations, business, government and educational institutions. The International SBU is responsible for the delivery of both products and services outside the United States. The "All Others" group consists primarily of Publishers' Press and the Institute of Fitness, which was sold during fiscal 1998. Intersegment sales consist primarily of paper planner sales from Publishers' Press to the related Franklin Covey entities, which prepare and package the planners for sale to external customers. Corporate expenses consist primarily of essential internal support services such as finance, legal, information systems and manufacturing and distribution and are allocated to the operational SBUs.

          Each reportable segment is an operating division of the Company and has a President who reports directly to the Company's Chief Executive Officer. Various corporate support departments are operated by an executive vice-president who also reports directly to the Chief Executive Officer. The Company accounts for its segment information on the same basis as the accompanying consolidated financial statements.


SEGMENT INFORMATION
(in thousands)

                                               Reportable Business Segments
                                  -------------------------------------------------------
                                                                                                         Corporate,
                                                                                                         Adjustments
                                    Consumer      Training                                                   and
Year ended August 31, 1999          Products        and       International    Total       All Others    Elimination   Consolidated
                                                 Education
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------- -------------

Sales to external customers        $   264,333   $   210,621   $    50,535   $   525,489    $  29,434                   $   554,923
Intersegment sales                                                                             33,669     $   (33,669)
Gross margin                           147,080       132,922        29,448       309,450        2,341                       311,791
Depreciation and amortization           11,090        18,741         2,062        31,893        1,395           6,251        39,539
Segment earnings (loss) before
   interest and taxes                   21,566         2,227        (4,261)       19,532       (3,158)        (11,966)        4,408
Significant non-cash items:
   Restructuring charge                                                                                        16,282        16,282
   Loss on impaired assets               3,628         2,588         2,180         8,396          653           7,510        16,559
Capital expenditures                     3,238         1,812         2,749         7,799          492          14,705        22,996
Segment assets                          73,158       302,224        22,213       397,595       44,158         181,550       623,303

Year ended August 31, 1998
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------- -------------

Sales to external customers        $   258,973   $   207,015   $    45,068   $   511,056    $  35,556                   $   546,612
Intersegment sales                                                                             29,626     $   (29,626)
Gross margin                           162,815       135,768        28,478       327,061        5,663                       332,724
Depreciation and amortization            7,563        13,175           989        21,727        1,809           9,492        33,028
Segment earnings (loss) before
   interest and taxes                   47,741        25,316         5,539        78,596       (3,866)          3,663        78,393
Capital expenditures                     3,988         1,406         2,019         7,413       11,681          20,145        39,239
Segment assets                          57,853       289,726        25,037       372,616       55,593         169,068       597,277

Year ended August 31,1997
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------- -------------

Sales to external customers        $   223,135   $   154,595   $    23,927   $   401,657    $  31,615                   $   433,272
Intersegment sales                                                                             29,186     $   (29,186)
Gross margin                           135,751        94,823        13,533       244,107       13,563                       257,670
Depreciation and amortization            7,642         7,754         2,042        17,438        1,331           2,031        20,800
Segment earnings (loss) before
   interest and taxes                   45,817        19,417        (1,823)       63,411         (901)          4,853        67,363
Capital expenditures                     4,448         4,111         1,150         9,709        2,296           8,184        20,189
Segment assets                          65,648       312,964        14,094       392,706       53,977         125,504       572,187



          The primary measurement tool in segment performance analysis is earnings before interest and taxes ("EBIT"). Interest expense is primarily generated at the corporate level and is not allocated to the reporting segments. Income taxes are likewise calculated and paid on a corporate level (except for entities that operate within foreign jurisdictions) and are not allocated to reportable segments. Due to the nature of the restructuring charge, management has not allocated the components of the charge to the reporting segments in order to enhance comparability between periods. A reconciliation of reportable segment EBIT to consolidated EBIT is presented below (in thousands):

YEAR ENDED AUGUST 31,
------------------------- ----------- ------------ -----------
                                1999         1998        1997
------------------------- ----------- ------------ -----------
Reportable segment
   EBIT                     $ 19,532    $ 78,596     $ 63,411
All others EBIT               (3,158)     (3,866)        (901)
Corporate items:
   Restructuring charge      (16,282)
   Intercompany rent
      charges                  4,316       3,663        4,853
                          ----------- ------------ -----------
Consolidated EBIT           $  4,408    $ 78,393     $ 67,363
                          ----------- ------------ -----------

          Corporate assets such as cash, accounts receivable, fixed assets and other assets are not generally allocated to reportable segments for business analysis purposes. However, inventories, goodwill and identifiable fixed assets (primarily leasehold improvements in retail stores) are classified by segment. Intangible assets generated from the Merger are primarily allocated to the Training and Education SBU. A reconciliation of segment assets to consolidated assets is as follows (in thousands):


YEAR ENDED AUGUST 31,
------------------------- ----------- ------------ -----------
                                1999         1998        1997
------------------------- ----------- ------------ -----------
Reportable segment
   assets                   $397,595    $372,616     $392,706
All others' assets            44,158      55,593       53,977
Corporate assets             230,251     229,764      212,550
Intercompany
   accounts receivable       (48,701)    (60,696)     (87,046)
                          ----------- ------------ -----------
Consolidated assets         $623,303    $597,277     $572,187
                          ----------- ------------ -----------

Enterprise-Wide Information

          The Company's revenues are derived primarily from the United States. However, the Company operates direct offices or contracts with licensees to provide products and services to various countries throughout the world. The Company's consolidated revenues and long-lived assets by geographic region are as follows (in thousands):

YEAR ENDED AUGUST 31,
--------------------------- ----------- ------------ -----------
                                   1999        1998         199
--------------------------- ----------- ------------ -----------
Sales:
    United States              $504,388    $501,544    $409,345
    Americas                     15,844      16,587      10,137
    Japan/Greater China          16,614       9,741       3,067
    Europe/Middle East            8,084       8,265       6,071
    Australasia                   6,629       6,141       3,396
    Others                        3,364       4,334       1,256
                             ----------- ----------- ------------
                               $554,923    $546,612    $433,272
                             ----------- ----------- ------------


Long-Lived Assets:
    United States              $400,989    $412,688    $397,910
    Americas                      2,087         946       1,196
    Japan/Greater China           6,346       5,046         281
    Europe/Middle East              558         591         635
    Australasia                   1,677       2,713       2,272
    Others                                                  150
                             ----------- ----------- ------------
                               $411,657    $421,984    $402,444
                             ----------- ----------- ------------

          Amounts reported under the "Americas" caption include North and South America except the United States. Australasia consists of Australia, New Zealand and neighboring countries such as Indonesia and Malaysia. Intersegment sales are immaterial and eliminated upon consolidation.


18. MERGER, ACQUISITIONS & DIVESTING ACTIVITIES

          In January 1999, the Company acquired the assets of Khalsa Associates for $2.7 million in cash. Khalsa Associates is a leading sales training company. The acquisition was accounted for using the purchase method of accounting and generated $2.7 million of intangible assets, which are being amortized over a ten-year life.

          Effective August 1, 1998, the Company sold its Institute of Fitness located near St. George, Utah for $13.4 million in cash. During fiscal 1998, the Company also sold certain consulting units and discontinued its operations at certain international locations. The net impact of these divestitures was immaterial to the consolidated financial statements of the Company.

          Effective April 1, 1998, the Company acquired King Bear, Inc. ("King Bear") a Tokyo, Japan based company. King Bear, a former Covey licensee, provides leadership and time management training as well as publishing services. The publishing division of King Bear translated and currently publishes 7 Habits of Highly Effective People in Japanese. The cash purchase price was $5.3 million with additional contingent payments to be made over the next five years based upon the operating results of King Bear over that same period. No contingent payments have been paid or accrued based upon King Bear's fiscal 1999 operating results. The acquisition of King Bear was accounted for using the purchase method of accounting and generated $4.3 million of intangible assets, which are being amortized over an estimated useful life of 15 years.

          During fiscal 1997, Franklin and Covey merged to form Franklin Covey Co. In the Merger, the Company issued 5,030,894 shares of its common stock in exchange for all of the issued and outstanding capital stock of Covey. The Company's shares were valued at $22.16 per share, which was the average per share closing sales price of Franklin common stock on the New York Stock Exchange for the twenty consecutive trading days ended May 28, 1997. In connection with the Merger, the Company also acquired certain license rights for $27.0 million in cash.

          The Merger was accounted for using the purchase method of accounting and generated approximately $175.6 million of intangible assets which are being amortized over estimated useful lives ranging from 12 to 40 years. In connection with recording the tax effects of the Merger, the Company recognized a net deferred tax liability totaling $24.0 million with a corresponding increase to goodwill which is being amortized over 30 years.

          On March 1, 1997, the Company acquired Premier with operations located in Bellingham, Washington and Abbotsford, British Columbia. Premier manufactures and markets academic and personal planners for students from kindergarten to college throughout the U.S. and Canada. Premier's business is seasonal in nature and nearly all of its revenue is recognized in the Company's fourth fiscal quarter. The combined cash purchase price was $23.2 million with additional contingent payments to be made over the following three years based upon Premier's operating performance over that same time period. The Premier acquisition was accounted for using the purchase method of accounting and generated $27.6 million of intangible assets that are being amortized over an estimated useful life of 15 years. In connection with recording the tax effects of the Premier acquisition, the Company recognized a deferred tax liability totaling $5.4 million with a corresponding increase to goodwill which is being amortized over 15 years. As of August 31, 1999, the Company has made aggregate contingent payments of $21.5 million. Such payments were classified as goodwill and are being amortized over the remaining life of the original purchased goodwill. As of August 31, 1999, $10.9 million has been accrued for the final contingent payment.

          Effective October 1, 1996, the Company acquired the net assets of TrueNorth Corporation ("Personal Coaching"). Personal Coaching, a Utah Corporation, is a provider of post-instructional personal coaching to corporations and individuals. Personal Coaching develops and delivers one-on-one personalized coaching which is designed to augment the effectiveness and duration of training curricula. The purchase price was $10.0 million in cash. In addition, contingent payments may be made over the next five years based on Personal Coaching's operating performance. The acquisition of Personal Coaching was accounted for using the purchase method of accounting and generated $9.3 million of intangible assets that are being amortized over an estimated useful life of 15 years. As of August 31, 1999, the Company has made aggregate contingent payments of $5.3 million. Such payments were classified as goodwill and are being amortized over the remaining life of the original purchased goodwill. As of August 31, 1999, $5.0 million has been accrued for the third contingent payment.


19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          The unaudited quarterly financial information included on page 22 of the annual report to shareholders is an integral part of the consolidated financial statements.


20. SUBSEQUENT EVENTS

          Subsequent to August 31, 1999, the Company was negotiating the sale of the commercial printing division of Publishers' Press, a wholly owned printing services subsidiary. The Company intends to retain printing operations dedicated to the production of its paper-based planners. The transaction is expected to close during fiscal 2000. Total sales price is contingent upon various factors, including normal due diligence procedures. The Company does not expect to incur a loss from the sale of these assets.

          During September 1999, the Company acquired the assets of the Professional Resources Organization (the Jack Phillips Group) for $1.5 million in cash. The Professional Resources Organization is a leading measurement assessment firm specializing in measuring the impact and return on investment of training and consulting programs. The acquisition was accounted for using the purchase method of accounting and generated $1.5 million of intangible assets, which are being amortized over a ten-year life.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                 PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item is incorporated by reference to the sections entitled "Election of Directors," "Executive Officers" and "Executive Compensation" in the Company's definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 28, 2000. The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


Item 11. EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference to the sections titled "Election of Directors--Director Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 28, 2000.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the section titled "Principal Holders of Voting Securities" in the Company's definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 28, 2000.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the section titled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 28, 2000.

                                   PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)    Documents Filed

              1. Financial Statements. The following Consolidated Financial Statements of the Company and Report of Independent Public Accountants for the year ended August 31, 1999, are included herewith:

                    o Report of Arthur Andersen LLP, Independent Public Accountants, for the years ended August 31, 1999, 1998 and 1997

                    o    Consolidated Balance Sheets at August 31, 1999 and
                         1998

                    o Consolidated Statements of Income for the years ended August 31, 1999, 1998 and 1997

                    o Consolidated Statements of Shareholders' Equity for the years ended August 31, 1999, 1998 and 1997

                    o Consolidated Statements of Cash Flows for the years ended August 31, 1999, 1998 and 1997

                    o    Notes to Consolidated Financial Statements

              2.    Exhibit List.

 Exhibit                                                     Incorporated     Filed
   No.                 Exhibit                               by Reference    Herewith
 -------- -------------------------------------------------  -------------   ----------
   3.1    Revised Articles of Incorporation of the Registrant  (1)

   3.2    Amended and Restated Bylaws of the Registrant        (1)

   3.3    Articles of Amendment to Revised Articles of         (7)
          Incorporation of the Registrant (filed as Exhibit
          2 to Schedule 13D)

   4.1    Specimen Certificate of the Registrant's Common      (2)
          Stock par value $.05 per share

   4.2    Stockholder Agreements, dated May 11, 1999 and       (7)
          June 2, 1999 (filed as Exhibits 1 and 3 to
          Schedule 13D)

   4.3    Registration Rights Agreement, dated June 2, 1999    (7)
          (filed as Exhibit 4 to Schedule 13D)

   4.4    Subscription Offering of Nontransferrable Rights     (8)
          to Purchasee up to 750,000 Series A Preferred
          Shares at $100 per share

  10.1    Amended and Restated 1992 Employee Stock             (3)
          Purchase Plan

  10.2    First Amendment to Amended and Restated 1992         (4)
          Stock Initiative Plan

  10.3    Franklin 401(k) Profit Sharing Plan                  (1)

  10.4    Forms of Nonstatutory Stock Options                  (1)

  10.5    Lease Agreements, as amended and proposed to be      (5)
          amended by and between Covey Corporate Campus One,
          LLC and Covey Corporate Campus Two, LLC (Landlord)
          and Covey Leadership Center, Inc. (Tenant) which
          were assumed by Franklin Covey Co. in the Merger
          with Covey Leadership Center, Inc.




 10.6    Notes Payable Purchase Agreement for $85.0 million   (6)
          of 6% unsecured senior notes payable, due May 2008

  10.7    Credit  Agreement with Bank One, NA and Zions                         (9)
          First National Bank, dated October 8, 1999

   21     Subsidiaries of the Registrant                                        (9)

  23.1    Consent of Arthur Andersen LLP, Independent Public                    (9)
          Accountants

   27     Financial Data Schedule                                               (9)

  99.1    Report of Arthur Andersen LLP, Independent Public                     (9)
          Accountants, Consolidated Financial Statement Schedule
          for the years ended August 31, 1999, 1998 and 1997

  99.2    Valuation and Qualifying Accounts and Reserves                        (9)
          Schedule. Financial statements and schedules
          other than those listed are omitted for the reason
          that they are not required or are not applicable,
          or the required information is shown in the
          Financial Statements or Notes thereto, or contained
          in this Report.


------------------------------------------------------------

(1) Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.

(2) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration
          No.  33-47283.

(3)       Incorporated  by reference  to Report on Form 10-K filed  November 27,
          1992,  for the  year  ended  August  31,  1992.

(4) Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on January 3, 1994, Registration No. 33-73728.

(5)       Incorporated  by  reference  to Report on Form 10-K filed  December 1,
          1997,  for the  year  ended  August  31,  1997.

(6) Incorporated by reference to Report on Form 10-Q filed July 14, 1998, for the quarter ended May 31, 1998.

(7) Incorporated by reference to Schedule 13D (CUSIP No. 353469109) as filed with the Commission on June 2, 1999.

(8) Incorporated by reference to Registration Statement on Form S-3 filed with the Commission on October 22, 1999, Registration No. 333-89541.

(9)       Filed herewith and attached to this report.



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 1999.

                               FRANKLIN COVEY CO.



                                 By:    /s/  ROBERT A. WHITMAN
                                    ------------------------------------------
                                    Robert A. Whitman, Chairman of the Board
                                    of Directors and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                    Signature                                      Title                             Date

/s/ ROBERT A. WHITMAN                                Chairman of the Board and Chief       November 22, 1999
-----------------------------------------------      Executive Officer
Robert A. Whitman


/s/ HYRUM W. SMITH                                   Vice Chairman of the Board            November 22, 1999
-----------------------------------------------
Hyrum W. Smith


/s/ STEPHEN R. COVEY                                 Vice Chairman of the Board            November 22, 1999
-----------------------------------------------
Stephen R. Covey


/s/ STEPHEN M. R. COVEY                              Executive Vice President and          November 22, 1999
-----------------------------------------------      Director
Stephen M. R. Covey


/s/ JOHN L. THELER                                   Executive Vice President and          November 22, 1999
-----------------------------------------------      Chief Financial Officer
John L. Theler

 /s/ J. SCOTT NIELSEN                                Chief Accounting Officer              November 22, 1999
-----------------------------------------------
J. Scott Nielsen










/s/  ROBERT H. DAINES                                Director                              November 22, 1999
-----------------------------------------------
Robert H. Daines

/s/ E. J. "JAKE" GARN                                Director                              November 22, 1999
-----------------------------------------------
E. J. "Jake" Garn

/s/  DENNIS G. HEINER                                Director                              November 22, 1999
-----------------------------------------------
Dennis G. Heiner

/s/ BRIAN A. KRISAK                                  Director                              November 22, 1999
-----------------------------------------------
Brian A. Krisak

/s/ DONALD J. MCNAMARA                               Director                              November 22, 1999
-----------------------------------------------
Donald J. McNamara

/s/ JOEL C. PETERSON                                 Director                              November 22, 1999
-----------------------------------------------
Joel C. Peterson

/s/ KAY E. STEPP                                     Director                              November 22, 1999
-----------------------------------------------
Kay E. Stepp

/s/ STEVEN C. WHEELWRIGHT                            Director                              November 22, 1999
-----------------------------------------------
Steven C. Wheelwright



Exhibit
   No.                 Exhibit                                       Page No.
 -------- -------------------------------------------------      -------------

   3.1    Revised Articles of Incorporation of the Registrant

   3.2    Amended and Restated Bylaws of the Registrant

   3.3    Articles of Amendment to Revised Articles of
          Incorporation of the Registrant (filed as Exhibit
          2 to Schedule 13D)

   4.1    Specimen Certificate of the Registrant's Common
          Stock par value $.05 per share

   4.2    Stockholder Agreements, dated May 11, 1999 and
          June 2, 1999 (filed as Exhibits 1 and 3 to
          Schedule 13D)

   4.3    Registration Rights Agreement, dated June 2, 1999
          (filed as Exhibit 4 to Schedule 13D)

   4.4 Subscription Offering of Nontransferrable Rights to Purchasee up to 750,000 Series A Preferred
          Shares at $100 per share

  10.1    Amended and Restated 1992 Employee Stock
          Purchase Plan

  10.2    First Amendment to Amended and Restated 1992
          Stock Initiative Plan

  10.3    Franklin 401(k) Profit Sharing Plan

  10.4    Forms of Nonstatutory Stock Options

  10.5 Lease Agreements, as amended and proposed to be amended by and between Covey Corporate Campus One, LLC and Covey Corporate Campus Two, LLC (Landlord) and Covey Leadership Center, Inc. (Tenant) which were assumed by Franklin Covey Co. in the Merger with Covey Leadership Center, Inc.

  10.6 Notes Payable Purchase Agreement for $85.0 million of 6% unsecured senior notes payable, due May 2008

  10.7    Credit  Agreement with Bank One, NA and Zions                58
          First National Bank, dated October 8, 1999

   21     Subsidiaries of the Registrant                              128

  23.1    Consent of Arthur Andersen LLP, Independent Public          129
          Accountants

   27     Financial Data Schedule                                     132

  99.1    Report of Arthur Andersen LLP, Independent Public           130
          Accountants, Consolidated Financial Statement Schedule for the years ended August 31, 1999, 1998 and 1997

  99.2    Valuation and Qualifying Accounts and Reserves              131
          Schedule. Financial statements and schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Financial Statements or Notes thereto, or contained in this Report.

EXHIBIT 10.6


                                 CREDIT AGREEMENT

         This Agreement, dated as of October 8, 1999, is among FRANKLIN COVEY CO., a Utah corporation (the "Borrower"), the lenders from time to time party hereto (the "Lenders"), with BANK ONE, NA ("Bank One") and ZIONS FIRST NATIONAL BANK ("Zions") being the initial Lenders hereunder, BANK ONE, acting in the capacity as managing agent for the Lenders (in such capacity, the "Managing Agent"), ZIONS, acting in the capacity as letter of credit issuer (in such capacity, the LC Issuer"), and BANK ONE AND ZIONS, acting in the capacity as co-agents for the Lenders (in such capacity, the "Co-Agents"). The parties hereto agree as follows:



                                   ARTICLE I

                                  DEFINITIONS
                                  -----------


         As used in this Agreement:

         "Acquisition" means any transaction, or any series of related transactions, consummated on or after the date of this Agreement, by which the Borrower or any of its Subsidiaries (i) acquires any going business or all or substantially all of the assets of any firm, corporation or limited liability company, or division thereof, whether through purchase of assets, merger or otherwise or (ii) directly or indirectly acquires (in one transaction or as the most recent transaction in a series of transactions) at least a majority (in number of votes) of the securities of a corporation which have ordinary voting power for the election of directors (other than securities having such power only by reason of the happening of a contingency) or a majority (by percentage or voting power) of the outstanding ownership interests of a partnership or limited liability company.

         "Advance" means a borrowing hereunder, (i) made by the Lenders on the same Borrowing Date, or (ii) converted or continued by the Lenders on the same date of conversion or continuation, consisting, in either case, of the aggregate amount of the several Loans of the same Type and, in the case of Eurodollar Loans, for the same Interest Period.

         "Affiliate" of any Person means any other Person directly or indirectly controlling, controlled by or under common control with such Person. A Person shall be deemed to control another Person if the controlling Person owns 10% or more of any class of voting securities (or other ownership interests) of the controlled Person or possesses, directly or indirectly, the power to direct or cause the direction of the management or policies of the controlled Person, whether through ownership of stock, by contract or otherwise.

         "Aggregate Commitment" means the aggregate of the Commitments of all the Lenders, as reduced from time to time pursuant to the terms hereof.

         "Aggregate Outstanding Credit Exposure" means, at any time, the aggregate of the Outstanding Credit Exposure of all the Lenders.

         "Agreement" means this credit agreement, as it may be amended or modified and in effect from time to time.

         "Agreement Accounting Principles" means generally accepted accounting principles as in effect from time to time, applied in a manner consistent with that used in preparing the financial statements referred to in Section 5.4.

         "Arranger"   means  Banc  One  Capital   Markets,   Inc.,   a  Delaware
corporation, and its successors, in its capacity as Lead Arranger and Sole Book Runner.

         "Article" means an article of this Agreement unless another document is specifically referenced.

          "Authorized Officer" means any of the following Persons: John L. Theler, Richard R. Putnam, Val John Christensen or J. Scott Nielsen, acting singly.

         "Available Aggregate Commitment" means, at any time, the Aggregate Commitment then in effect minus the Aggregate Outstanding Credit Exposure at such time.

         "Bank One" means Bank One, NA, a national banking association having its principal office in Chicago, Illinois, in its individual capacity, and its successors.

          "Borrower" means Franklin Covey Co., a Utah corporation, and its successors and assigns.

         "Borrowing Date" means a date on which an Advance is made hereunder.

         "Borrowing Notice" is defined in Section 2.8.

         "Business Day" means (i) with respect to any borrowing, payment or rate selection of Eurodollar Advances, a day (other than a Saturday or Sunday) on which banks generally are open in Salt Lake City, Utah, Chicago, Illinois and New York, New York for the conduct of substantially all of their commercial lending activities, interbank wire transfers can be made on the Fedwire system and dealings in United States dollars are carried on in the London interbank market and (ii) for all other purposes, a day (other than a Saturday or Sunday) on which banks generally are open in Chicago for the conduct of substantially all of their commercial lending activities and interbank wire transfers can be made on the Fedwire system.

         "Capital Expenditures" means, without duplication, any expenditures for any purchase or other acquisition of any asset which would be classified as a fixed or capital asset on a consolidated balance sheet of the Borrower and its Subsidiaries prepared in accordance with Agreement Accounting Principles excluding (i) the cost of assets acquired with Capitalized Lease Obligations, and (ii) expenditures of insurance proceeds to rebuild or replace any asset after a casualty loss.

         "Capitalized Lease" of a Person means any lease of Property by such Person as lessee which would be capitalized on a balance sheet of such Person prepared in accordance with Agreement Accounting Principles.

         "Capitalized Lease Obligations" of a Person means the amount of the obligations of such Person under Capitalized Leases which would be shown as a liability on a balance sheet of such Person prepared in accordance with Agreement Accounting Principles.

         "Cash Equivalent Investments" means (i) short-term obligations of, or fully guaranteed by, the United States of America, (ii) commercial paper rated A-1 or better by S&P or P-1 or better by Moody's, (iii) demand deposit accounts maintained in the ordinary course of business, and (iv) certificates of deposit issued by and time deposits with commercial banks (whether domestic or foreign) having capital and surplus in excess of $100,000,000; provided in each case that the same provides for payment of both principal and interest (and not principal alone or interest alone) and is not subject to any contingency regarding the payment of principal or interest.

         "Change in Control" means the acquisition by any Person, or two or more Persons acting in concert, of beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934) of 20% or more of the outstanding shares of voting stock of the Borrower.

         "Co-Agents" means Bank One and Zions in their capacities as contractual representative of the Lenders and not in their individual capacities as Lenders.

         "Code" means the Internal Revenue Code of 1986, as amended, reformed or otherwise modified from time to time.

         "Collateral Shortfall Amount" is defined in Section 8.1.

         "Commitment" means, for each Lender, the obligation of such Lender to make Loans to, and participate in Facility LCs issued upon the application of, the Borrower in an aggregate amount not exceeding the amount set forth on the current Commitment Schedule.

         "Commitment Schedule" means a schedule setting forth for each Lender such Lender's current Commitment, as such amount may be modified from time to time pursuant to the terms hereof, with the Commitment Schedule in effect at the date of this Agreement attached hereto as Schedule 3.

         "Consolidated Capital Expenditures" means, with reference to any period, the Capital Expenditures of the Borrower and its Subsidiaries calculated on a consolidated basis for such period.

         "Consolidated EBITDA" means Consolidated Net Income plus, to the extent deducted from revenues in determining Consolidated Net Income, (i) Consolidated Interest Expense, (ii) expense for taxes paid or accrued, (iii) depreciation,
(iv) amortization and (v) extraordinary losses incurred other than in the ordinary course of business, minus, to the extent included in Consolidated Net Income, extraordinary gains realized other than in the ordinary course of business, all calculated for the Borrower and its Subsidiaries on a consolidated basis and adjusted, on a one time basis, for a charge actually taken on August 31, 1999 in an amount not to exceed $27,000,000.00.

         "Consolidated Funded Indebtedness" means at any time the aggregate dollar amount of Consolidated Indebtedness which has actually been funded and is outstanding at such time, whether or not such amount is due or payable at such time.

         "Consolidated Indebtedness" means at any time the Indebtedness of the Borrower and its Subsidiaries calculated on a consolidated basis as of such time.

         "Consolidated Interest Expense" means, with reference to any period, the interest expense of the Borrower and its Subsidiaries calculated on a consolidated basis for such period.

         "Consolidated Net Income" means, with reference to any period, the net income (or loss) of the Borrower and its Subsidiaries calculated on a consolidated basis for such period.

         "Consolidated   Net   Worth"   means  at  any  time  the   consolidated
stockholders' equity of the Borrower and its Subsidiaries calculated on a consolidated basis as of such time.

         "Consolidated Rentals" means, with reference to any period, the Rentals of the Borrower and its Subsidiaries calculated on a consolidated basis for such period.

         "Contingent Obligation" of a Person means any agreement, undertaking or arrangement by which such Person assumes, guarantees, endorses, contingently agrees to purchase or provide funds for the payment of, or otherwise becomes or is contingently liable upon, the obligation or liability of any other Person, or agrees to maintain the net worth or working capital or other financial condition of any other Person, or otherwise assures any creditor of such other Person against loss, including, without limitation, any comfort letter, operating agreement, take-or-pay contract or the obligations of any such Person as general partner of a partnership with respect to the liabilities of the partnership.

         "Conversion/Continuation Notice" is defined in Section 2.9.

         "Controlled Group" means all members of a controlled group of corporations or other business entities and all trades or businesses (whether or not incorporated) under common control which, together with the Borrower or any of its Subsidiaries, are treated as a single employer under Section 414 of the Code.

         "Corporate Base Rate" means a rate per annum equal to the corporate base rate or prime rate of interest announced by Bank One or by its parent, BANK ONE CORPORATION, from time to time, changing when and as said corporate base rate or prime rate changes.

          "Credit Extension" means the making of an Advance or the issuance of a Facility LC hereunder.

         "Credit Extension Date" means the Borrowing Date for an Advance or the issuance date for a Facility LC.

         "Default" means an event described in Article VII.

         "Environmental Laws" means any and all federal, state, local and foreign statutes, laws, judicial decisions, regulations, ordinances, rules, judgments, orders, decrees, plans, injunctions, permits, concessions, grants, franchises, licenses, agreements and other governmental restrictions relating to
(i) the protection of the environment, (ii) the effect of the environment on human health, (iii) emissions, discharges or releases of pollutants, contaminants, hazardous substances or wastes into surface water, ground water or land, or (iv) the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, hazardous substances or wastes or the clean-up or other remediation thereof.

         "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and any rule or regulation issued thereunder.

         "Eurodollar Advance" means an Advance which, except as otherwise provided in Section 2.11, bears interest at the applicable Eurodollar Rate.

         "Eurodollar Base Rate" means, with respect to a Eurodollar Advance for the relevant Interest Period, the applicable British Bankers' Association
Interest Settlement Rate for deposits in U.S. dollars appearing on Reuters Screen FRBD as of 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, and having a maturity equal to such Interest Period, provided that, (i) if Reuters Screen FRBD is not available to the Managing Agent for any reason, the applicable Eurodollar Base Rate for the relevant Interest Period shall instead be the applicable British Bankers' Association Interest Settlement Rate for deposits in U.S. dollars as reported by any other generally recognized financial information service as of 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, and having a maturity equal to such Interest Period, and (ii) if no such British Bankers' Association Interest Settlement Rate is available to the Managing Agent, the applicable Eurodollar Base Rate for the relevant Interest Period shall instead be the rate determined by the Managing Agent to be the rate at which Bank One or one of its Affiliate banks offers to place deposits in U.S. dollars with first-class banks in the London interbank market at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, in the approximate amount of Bank One's relevant Eurodollar Loan and having a maturity equal to such Interest Period.

         "Eurodollar Loan" means a Loan which,  except as otherwise  provided in
Section 2.11, bears interest at the applicable Eurodollar Rate.

         "Eurodollar Rate" means, with respect to a Eurodollar Advance for the relevant Interest Period, the sum of (i) the quotient of (a) the Eurodollar Base Rate applicable to such Interest Period, divided by (b) one minus the Reserve Requirement (expressed as a decimal) applicable to such Interest Period, plus
(ii) during the period from September 1, 1999 to but not including April 1, 2000, 1.50%, and, thereafter, 2.00%.

         "Excluded Taxes" means, in the case of each Lender or applicable Lending Installation and the Managing Agent, taxes imposed on its overall net income, and franchise taxes imposed on it, by (i) the jurisdiction under the laws of which such Lender or the Managing Agent is incorporated or organized or
(ii) the jurisdiction in which the Managing Agent's or such Lender's principal executive office or such Lender's applicable Lending Installation is located.

         "Exhibit" refers to an exhibit to this Agreement, unless another document is specifically referenced.

         "Facility LC" is defined in Section 2.19.1.

         "Facility LC Application" is defined in Section 2.19.3.

         "Facility LC Collateral Account" is defined in Section 2.19.11.

         "Facility Termination Date" means October 1, 2001 or any earlier date on which the Aggregate Commitment is reduced to zero or otherwise terminated pursuant to the terms hereof.

         "Federal Funds Effective Rate" means, for any day, an interest rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published for such day (or, if such day is not a Business Day, for the immediately preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations at approximately 10:00 a.m. (Chicago time) on such day on such transactions received by the Managing Agent from three Federal funds brokers of recognized standing selected by the Managing Agent in its sole discretion.

         "Floating Rate Advance" means an Advance which, except as otherwise provided in Section 2.11, bears interest at the Corporate Base Rate.

         "Floating Rate Loan" means a Loan which, except as otherwise provided in Section 2.11, bears interest at the Corporate Base Rate.

         "Indebtedness" of a Person means such Person's (i) obligations for borrowed money, (ii) obligations representing the deferred purchase price of Property or services (other than accounts payable arising in the ordinary course of such Person's business payable on terms customary in the trade), (iii) obligations, whether or not assumed, secured by Liens or payable out of the proceeds or production from Property now or hereafter owned or acquired by such Person, (iv) obligations which are evidenced by notes, acceptances, or other instruments, (v) obligations of such Person to purchase securities or other
Property arising out of or in connection with the sale of the same or substantially similar securities or Property, (vi) Capitalized Lease Obligations, (vii) any liabilities for accrued and unpaid earnout or similar obligations associated with Acquisitions, (viii) Contingent Obligations, (ix) the dollar amount of any revolving securitization of trade or notes receivable, and (x) any other obligation for borrowed money or other financial accommodation which in accordance with Agreement Accounting Principles would be shown as a liability on the consolidated balance sheet of such Person.

         "Interest Period" means, with respect to a Eurodollar Advance, a period of one, two, three or six months commencing on a Business Day selected by the Borrower pursuant to this Agreement. Such Interest Period shall end on the day which corresponds numerically to such date one, two, three or six months thereafter, provided, however, that if there is no such numerically corresponding day in such next, second, third or sixth succeeding month, such Interest Period shall end on the last Business Day of such next, second, third or sixth succeeding month. If an Interest Period would otherwise end on a day which is not a Business Day, such Interest Period shall end on the next succeeding Business Day, provided, however, that if said next succeeding Business Day falls in a new calendar month, such Interest Period shall end on the immediately preceding Business Day.

         "Investment" of a Person means any loan, advance (other than commission, travel and similar advances to officers and employees made in the ordinary course of business), extension of credit (other than accounts receivable arising in the ordinary course of business on terms customary in the trade) or contribution of capital by such Person; stocks, bonds, mutual funds, partnership interests, notes, debentures or other securities owned by such Person; any deposit accounts and certificate of deposit owned by such Person; and structured notes, derivative financial instruments and other similar instruments or contracts owned by such Person.

         "LC Fee" is defined in Section 2.19.4.

          "LC Issuer" means Zions, in its capacity as issuer of Facility LCs hereunder.

         "LC Obligations" means, at any time, the sum, without  duplication,  of
(i) the aggregate undrawn stated amount under all Facility LCs outstanding at such time plus (ii) the aggregate unpaid amount at such time of all Reimbursement Obligations.

         "LC Payment Date" is defined in Section 2.19.5.

         "Lenders" means the lending institutions listed on the signature pages of this Agreement and their respective successors and assigns.

         "Lending Installation" means, with respect to a Lender or the Managing Agent, the office, branch, subsidiary or affiliate of such Lender or the Managing Agent listed on the signature pages hereof or on a Schedule or otherwise selected by such Lender or the Managing Agent pursuant to Section 2.17.

         "Letter of Credit" of a Person means a letter of credit or similar instrument which is issued upon the application of such Person or upon which such Person is an account party or for which such Person is in any way liable.

         "Lien" means any lien (statutory or other), mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, the interest of a vendor or lessor under any conditional sale, Capitalized Lease or other title retention agreement).

         "Loan" means, with respect to a Lender, such Lender's loan made pursuant to Article II (or any conversion or continuation thereof).

         "Loan Documents" means this Agreement, the Facility LC Applications and any Notes issued pursuant to Section 2.13.

         "Maintenance Capital Expenditures" means for any fiscal period Capital Expenditures for the repair or maintenance of existing assets of the Borrower or a Subsidiary in the normal course of business during such fiscal period, with such amount being automatically deemed to be 4% of sales of the Borrower and its Subsidiaries for such fiscal period.

         "Managing Agent" means Bank One in its capacity as contractual representative of the Lenders pursuant to Article X, and not in its individual capacity as a Lender, and any successor Administrative Agent appointed pursuant to Article X.

         "Material Adverse Effect" means a material adverse effect on (i) the business, Property, condition (financial or otherwise), results of operations, or prospects of the Borrower and its Subsidiaries taken as a whole, (ii) the ability of the Borrower to perform its obligations under the Loan Documents, or
(iii) the validity or enforceability of any of the Loan Documents or the rights or remedies of the Managing Agent, the LC Issuer or the Lenders thereunder.

         "Modify" and "Modification" are defined in Section 2.19.1.

         "Moody's" means Moody's Investors Service, Inc.

         "Multiemployer Plan" means a Plan maintained pursuant to a collective bargaining agreement or any other arrangement to which the Borrower or any member of the Controlled Group is a party to which more than one employer is obligated to make contributions.

         "Non-U.S. Lender" is defined in Section 3.5(iv).

         "Note" means any promissory note issued at the request of a Lender pursuant to Section 2.13 in the form of Exhibit E.

         "Notice of Assignment" is defined in Section 12.3.2.

         "Obligations" means all unpaid principal of and accrued and unpaid interest on the Loans, all Reimbursement Obligations, all accrued and unpaid fees and all expenses, reimbursements, indemnities and other obligations of the Borrower to the Lenders or to any Lender, the Managing Agent, the LC Issuer or any indemnified party arising under the Loan Documents.

         "Off-Balance Sheet Liability" of a Person means (i) any repurchase obligation or liability of such Person with respect to accounts or notes receivable sold by such Person, (ii) any liability under any Sale and Leaseback Transaction which is not a Capitalized Lease, (iii) any liability under any so-called "synthetic lease" transaction entered into by such Person, or (iv) any obligation arising with respect to any other transaction which is the functional equivalent of or takes the place of borrowing but which does not constitute a liability on the balance sheets of such Person, but excluding from this clause
(iv) Operating Leases.

         "Operating Lease" of a Person means any lease of Property (other than a Capitalized Lease) by such Person as lessee which has an original term (including any required renewals and any renewals effective at the option of the lessor) of one year or more.

         "Operating Lease Obligations" means, as at any date of determination, the amount obtained by aggregating the present values, determined in the case of each particular Operating Lease by applying a discount rate (which discount rate shall equal the discount rate which would be applied under Agreement Accounting Principles if such Operating Lease were a Capitalized Lease) from the date on which each fixed lease payment is due under such Operating Lease to such date of determination, of all fixed lease payments due under all Operating Leases of the Borrower and its Subsidiaries.

         "Other Taxes" is defined in Section 3.5(ii).

         "Outstanding Credit Exposure" means, as to any Lender at any time, the sum of (i) the aggregate principal amount of its Loans outstanding at such time, plus (ii) an amount equal to its Pro Rata Share of the LC Obligations at such time.

         "Participants" is defined in Section 12.2.1.

         "Payment Date" means the 1st day of each calendar month.

          "PBGC"  means  the  Pension  Benefit  Guaranty  Corporation,   or  any
successor thereto.

         "Person" means any natural person, corporation, firm, joint venture, partnership, limited liability company, association, enterprise, trust or other entity or organization, or any government or political subdivision or any agency, department or instrumentality thereof.

         "Plan" means an employee pension benefit plan which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the Code as to which the Borrower or any member of the Controlled Group may have any liability.

         "Property" of a Person means any and all property, whether real, personal, tangible, intangible, or mixed, of such Person, or other assets owned, leased or operated by such Person.

         "Pro Rata Share" means, with respect to a Lender, a portion equal to a fraction the numerator of which is such Lender's Commitment and the denominator of which is the Aggregate Commitment.

         "Purchasers" is defined in Section 12.3.1.

         "Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor thereto or other regulation or official interpretation of said Board of Governors relating to reserve requirements applicable to member banks of the Federal Reserve System.

         "Regulation U" means Regulation U of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor or other regulation or official interpretation of said Board of Governors relating to the extension of credit by banks for the purpose of purchasing or carrying margin stocks applicable to member banks of the Federal Reserve System.

         "Reimbursement Obligations" means, at any time, the aggregate of all obligations of the Borrower then outstanding under Section 2.19 to reimburse the LC Issuer for amounts paid by the LC Issuer in respect of any one or more drawings under Facility LCs.

         "Rentals" of a Person means the aggregate fixed amounts payable by such Person under any Operating Lease.

         "Reportable Event" means a reportable event as defined in Section 4043 of ERISA and the regulations issued under such section, with respect to a Plan, excluding, however, such events as to which the PBGC has by regulation waived the requirement of Section 4043(a) of ERISA that it be notified within 30 days of the occurrence of such event, provided, however, that a failure to meet the minimum funding standard of Section 412 of the Code and of Section 302 of ERISA shall be a Reportable Event regardless of the issuance of any such waiver of the notice requirement in accordance with either Section 4043(a) of ERISA or Section 412(d) of the Code.

         "Reports" is defined in Section 9.6.

         "Required Lenders" means Lenders in the aggregate having at least 51% of the Aggregate Commitment or, if the Aggregate Commitment has been terminated, Lenders in the aggregate holding at least 51% of the Aggregate Outstanding Credit Exposure; provided, however, that if there are only two Lenders hereunder, the term "Required Lenders" shall mean both.

         "Reserve Requirement" means, with respect to an Interest Period, the maximum aggregate reserve requirement (including all basic, supplemental, marginal and other reserves) which is imposed under Regulation D on Eurocurrency liabilities.

          "S&P" means Standard and Poor's Ratings Services, a division of The McGraw Hill Companies, Inc.

         "Sale and Leaseback Transaction" means any sale or other transfer of Property by any Person with the intent to lease such Property as lessee.

         "Schedule" refers to a specific schedule to this Agreement, unless another document is specifically referenced.

         "Section" means a numbered section of this Agreement, unless another document is specifically referenced.

         "Senior Unsecured Notes" means the $85,000,000.00 of senior unsecured notes issued by the Borrower, due in 2008, bearing interest at a rate per annum of 6.64% and having principal repayments beginning in 2004, together with all amendments, modifications, extensions or replacements thereof.

         "Single Employer Plan" means a Plan maintained by the Borrower or any member of the Controlled Group for employees of the Borrower or any member of the Controlled Group.

         "Subordinated Indebtedness" of a Person means any Indebtedness of such Person the payment of which is subordinated to payment of the Obligations to the written satisfaction of the Required Lenders.

         "Subsidiary" of a Person means (i) any corporation more than 50% of the outstanding securities having ordinary voting power of which shall at the time be owned or controlled, directly or indirectly, by such Person or by one or more of its Subsidiaries or by such Person and one or more of its Subsidiaries, or
(ii) any partnership, limited liability company, association, joint venture or similar business organization more than 50% of the ownership interests having ordinary voting power of which shall at the time be so owned or controlled. Unless otherwise expressly provided, all references herein to a "Subsidiary" shall mean a Subsidiary of the Borrower.

         "Substantial Portion" means, with respect to the Property of the Borrower and its Subsidiaries, Property which (i) represents more than 10% of the consolidated assets of the Borrower and its Subsidiaries as would be shown in the consolidated financial statements of the Borrower and its Subsidiaries as at the beginning of the twelve-month period ending with the month in which such determination is made, or (ii) is responsible for more than 10% of the consolidated net sales or of the consolidated net income of the Borrower and its Subsidiaries as reflected in the financial statements referred to in clause (i) above.

         "Taxes" means any and all present or future taxes, duties, levies, imposts, deductions, charges or withholdings, and any and all liabilities with respect to the foregoing, but excluding Excluded Taxes and Other Taxes.

         "Transferee" is defined in Section 12.4.

         "Type" means, with respect to any Advance, its nature as a Floating Rate Advance or a Eurodollar Advance.

         "Unfunded Liabilities" means the amount (if any) by which the present value of all vested and unvested accrued benefits under all Single Employer Plans exceeds the fair market value of all such Plan assets allocable to such benefits, all determined as of the then most recent valuation date for such Plans using PBGC actuarial assumptions for single employer plan terminations.

         "Unmatured Default" means an event which but for the lapse of time or the giving of notice, or both, would constitute a Default.

         "Wholly-Owned Subsidiary" of a Person means (i) any Subsidiary all of the outstanding voting securities of which shall at the time be owned or controlled, directly or indirectly, by such Person or one or more Wholly-Owned Subsidiaries of such Person, or by such Person and one or more Wholly-Owned Subsidiaries of such Person, or (ii) any partnership, limited liability company, association, joint venture or similar business organization 100% of the ownership interests having ordinary voting power of which shall at the time be so owned or controlled.

         "Year 2000 Issues" means anticipated costs, problems and uncertainties associated with the inability of certain computer applications to effectively handle data including dates on and after January 1, 2000, as such inability affects the business, operations and financial condition of the Borrower and its Subsidiaries and of the Borrower's and its Subsidiaries' material customers, suppliers and vendors.

         "Year 2000 Program" is defined in Section 5.19.

         "Zions" means Zions First National Bank, a national banking association having its principal office in Salt Lake City, Utah, in its individual capacity, and its successors.

         The foregoing definitions shall be equally applicable to both the singular and plural forms of the defined terms.


                                   ARTICLE II

                                   THE CREDITS
                                   -----------

         2.1. COMMITMENT. From and including the date of this Agreement and prior to the Facility Termination Date, each Lender severally agrees, on the terms and conditions set forth in this Agreement, to (i) make Loans to the Borrower and (ii) participate in Facility LCs issued upon the request of the Borrower, provided that, after giving effect to the making of each such Loan and the issuance of each such Facility LC, such Lender's Outstanding Credit Exposure shall not exceed its Commitment. Subject to the terms of this Agreement, the Borrower may borrow, repay and reborrow at any time prior to the Facility Termination Date. The Commitments to lend hereunder shall expire on the Facility Termination Date.

         2.2. REQUIRED PAYMENTS; TERMINATION. The Aggregate Outstanding Credit Exposure and all other unpaid Obligations shall be paid in full by the Borrower on the Facility Termination Date.

         2.3. RATABLE LOANS. Each Advance hereunder shall consist of Loans made from the several Lenders ratably in proportion to the ratio that their respective Commitments bear to the Aggregate Commitment.

         2.4. TYPES OF ADVANCES. The Advances may be Floating Rate Advances or Eurodollar Advances, or a combination thereof, selected by the Borrower in accordance with Sections 2.8 and 2.9.

         2.5. COMMITMENT FEE; REDUCTIONS IN AGGREGATE COMMITMENT. The Borrower agrees to pay to the Agent for the account of each Lender a commitment fee equal to 0.25% per annum on the daily unused portion of such Lender's Commitment from the date hereof to and including the Facility Termination Date, payable on the first day of each fiscal quarter of the Company for the immediately preceding fiscal quarter or portion thereof hereafter and on the Facility Termination Date. The Borrower may permanently reduce the Aggregate Commitment in whole, or in part ratably among the Lenders in integral multiples of $5,000,000.00, upon at least five Business Days' written notice to the Managing Agent, which notice shall specify the amount of any such reduction, provided, however, that the amount of the Aggregate Commitment may not be reduced below the Aggregate Outstanding Credit Exposure. All accrued commitment fees shall be payable on the effective date of any termination of the obligations of the Lenders to make Credit Extensions hereunder.

         2.6. MINIMUM AMOUNT OF EACH ADVANCE. Each Eurodollar Advance shall be in the minimum amount of $5,000,000.00 (and in multiples of $1,000,000.00 if in excess thereof), and each Floating Rate Advance shall be in the minimum amount of $1,000,000.00 (and in multiples of $100,000.00 if in excess thereof), provided, however, that any Floating Rate Advance may be in the amount of the unused Aggregate Commitment.

         2.7. OPTIONAL PRINCIPAL PAYMENTS. The Borrower may from time to time pay, without penalty or premium, all outstanding Floating Rate Advances, or, in a minimum aggregate amount of $1,000,000.00 or any integral multiple of $100,000.00 in excess thereof, any portion of the outstanding Floating Rate Advances upon two Business Days' prior notice to the Managing Agent. The Borrower may from time to time pay, subject to the payment of any funding indemnification amounts required by Section 3.4 but without penalty or premium, all outstanding Eurodollar Advances, or, in a minimum aggregate amount of $5,000,000.00 or any integral multiple of $1,000,000.00 in excess thereof, any portion of the outstanding Eurodollar Advances upon three Business Days' prior notice to the Managing Agent.

         2.8. METHOD OF SELECTING TYPES AND INTEREST PERIODS FOR NEW ADVANCES. The Borrower shall select the Type of Advance and, in the case of each Eurodollar Advance, the Interest Period applicable thereto from time to time. The Borrower shall give the Managing Agent irrevocable notice (a "Borrowing Notice") not later than 10:00 a.m. (Chicago time) at least one Business Day before the Borrowing Date of each Floating Rate Advance and three Business Days before the Borrowing Date for each Eurodollar Advance, specifying:

         (i) the Borrowing Date, which shall be a Business Day, of such Advance,

         (ii)  the aggregate amount of such Advance,

         (iii) the Type of Advance selected, and

         (iv) in the case of each Eurodollar Advance, the Interest Period applicable thereto.

Not later than noon (Chicago time) on each Borrowing Date, each Lender shall make available its Loan or Loans in funds immediately available in Chicago to the Managing Agent at its address specified pursuant to Article XIII. The Managing Agent will make the funds so received from the Lenders available to the Borrower at the Managing Agent's aforesaid address.

         2.9. CONVERSION AND CONTINUATION OF OUTSTANDING ADVANCES. Floating Rate Advances shall continue as Floating Rate Advances unless and until such Floating Rate Advances are converted into Eurodollar Advances pursuant to this Section
2.9 or are repaid in accordance with Section 2.7. Each Eurodollar Advance shall continue as a Eurodollar Advance until the end of the then applicable Interest Period therefor, at which time such Eurodollar Advance shall be automatically converted into a Floating Rate Advance unless (x) such Eurodollar Advance is or was repaid in accordance with Section 2.7 or (y) the Borrower shall have given the Managing Agent a Conversion/Continuation Notice (as defined below) requesting that, at the end of such Interest Period, such Eurodollar Advance continue as a Eurodollar Advance for the same or another Interest Period. Subject to the terms of Section 2.6, the Borrower may elect from time to time to convert all or any part of a Floating Rate Advance into a Eurodollar Advance. The Borrower shall give the Managing Agent irrevocable notice (a "Conversion/Continuation Notice") of each conversion of a Floating Rate Advance into a Eurodollar Advance or continuation of a Eurodollar Advance not later than 10:00 a.m. (Chicago time) at least three Business Days prior to the date of the requested conversion or continuation, specifying:

         (i) the requested date, which shall be a Business Day, of such conversion or continuation,

         (ii) the aggregate amount and Type of the Advance which is to be converted or continued, and

         (iii) the amount of such Advance which is to be converted into or continued as a Eurodollar Advance and the duration of the Interest Period applicable thereto.

         2.10. CHANGES IN INTEREST RATE, ETC. Each Floating Rate Advance shall bear interest on the outstanding principal amount thereof, for each day from and including the date such Advance is made or is automatically converted from a Eurodollar Advance into a Floating Rate Advance pursuant to Section 2.9, to but excluding the date it is paid or is converted into a Eurodollar Advance pursuant to Section 2.9 hereof, at a rate per annum equal to the Floating Rate for such day. Changes in the rate of interest on that portion of any Advance maintained as a Floating Rate Advance will take effect simultaneously with each change in the Corporate Base Rate. Each Eurodollar Advance shall bear interest on the outstanding principal amount thereof from and including the first day of the Interest Period applicable thereto to (but not including) the last day of such Interest Period at the interest rate determined by the Managing Agent as applicable to such Eurodollar Advance based upon the Borrower's selections under Sections 2.8 and 2.9 and otherwise in accordance with the terms hereof. No Interest Period may end after the Facility Termination Date.

         2.11. RATES APPLICABLE AFTER DEFAULT. Notwithstanding anything to the contrary contained in Section 2.8 or 2.9, during the continuance of a Default or Unmatured Default the Required Lenders may, at their option, by notice to the Borrower, which notice may be revoked at the option of the Required Lenders notwithstanding any provision of Section 8.2 requiring unanimous consent of the Lenders to changes in interest rates, declare that no Advance may be made as, converted into or continued as a Eurodollar Advance. During the continuance of a Default the Required Lenders may, at their option, by notice to the Borrower, which notice may be revoked at the option of the Required Lenders notwithstanding any provision of Section 8.2 requiring unanimous consent of the Lenders to changes in interest rates, declare that (i) each Eurodollar Advance shall bear interest for the remainder of the applicable Interest Period at the rate otherwise applicable to such Interest Period plus 2% per annum, (ii) each Floating Rate Advance shall bear interest at a rate per annum equal to the Floating Rate in effect from time to time plus 2% per annum, and (iii) the LC Fee shall be increased by 2% per annum, provided that, during the continuance of a Default under Section 7.6 or 7.7, the interest rates set forth in clauses (i) and (ii) above and the increase in the LC Fee set forth in clause (iii) above shall be applicable to all Credit Extensions without any election or action on the part of the Managing Agent or any Lender.

         2.12. METHOD OF PAYMENT. All payments of the Obligations hereunder shall be made, without setoff, deduction, or counterclaim, in immediately available funds to the Managing Agent at the Managing Agent's address specified pursuant to Article XIII, or at any other Lending Installation of the Managing Agent specified in writing by the Managing Agent to the Borrower, by noon (local time) on the date when due and shall (except in the case of Reimbursement Obligations for which the LC Issuer has not been fully indemnified by the Lenders, or as otherwise specifically required hereunder) be applied ratably by the Managing Agent among the Lenders. Each payment delivered to the Managing Agent for the account of any Lender shall be delivered promptly by the Managing Agent to such Lender in the same type of funds that the Managing Agent received at its address specified pursuant to Article XIII or at any Lending Installation specified in a notice received by the Managing Agent from such Lender. The Managing Agent is hereby authorized to charge the account of the Borrower maintained with Bank One for each payment of principal, interest, Reimbursement Obligations and fees as it becomes due hereunder.

         2.13. NOTELESS AGREEMENT; EVIDENCE OF INDEBTEDNESS. (i) Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of the Borrower to such Lender resulting from each Loan made by such Lender from time to time, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder.

         (ii) The Managing Agent shall also maintain accounts in which it will record (a) the amount of each Loan made hereunder, the Type thereof and the Interest Period with respect thereto, (b) the amount of any principal or interest due and payable or to become due and payable from the Borrower to each Lender hereunder, (c) the original stated amount of each Facility LC and the amount of LC Obligations outstanding at any time, and (d) the amount of any sum received by the Managing Agent hereunder from the Borrower and each Lender's share thereof.

         (iii) The entries maintained in the accounts maintained pursuant to paragraphs (i) and (ii) above shall be prima facie evidence of the existence and amounts of the Obligations therein recorded; provided, however, that the failure of the Managing Agent or any Lender to maintain such accounts or any error therein shall not in any manner affect the obligation of the Borrower to repay the Obligations in accordance with their terms.

         (iv) Any Lender may request that its Loans be evidenced by a promissory note (a "Note"). In such event, the Borrower shall prepare, execute and deliver to such Lender a Note payable to the order of such Lender in a form supplied by the Managing Agent. Thereafter, the Loans evidenced by such Note and interest thereon shall at all times (including after any assignment pursuant to Section 12.3) be represented by one or more Notes payable to the order of the payee named therein or any assignee pursuant to Section 12.3, except to the extent that any such Lender or assignee subsequently returns any such Note for cancellation and requests that such Loans once again be evidenced as described in paragraphs (i) and (ii) above.

         2.14. TELEPHONIC NOTICES. The Borrower hereby authorizes the Lenders and the Managing Agent to extend, convert or continue Advances, effect selections of Types of Advances and to transfer funds based on telephonic notices made by any person or persons the Managing Agent or any Lender in good faith believes to be acting on behalf of the Borrower, it being understood that the foregoing authorization is specifically intended to allow Borrowing Notices and Conversion/Continuation Notices to be given telephonically. The Borrower agrees to deliver promptly to the Managing Agent a written confirmation, if such confirmation is requested by the Managing Agent or any Lender, of each telephonic notice signed by an Authorized Officer. If the written confirmation differs in any material respect from the action taken by the Managing Agent and the Lenders, the records of the Managing Agent and the Lenders shall govern absent manifest error.

         2.15. INTEREST PAYMENT DATES; INTEREST AND FEE BASIS. Interest accrued on each Floating Rate Advance shall be payable on each Payment Date, commencing with the first such date to occur after the date hereof, on any date on which the Floating Rate Advance is prepaid, whether due to acceleration or otherwise, and at maturity. Interest accrued on that portion of the outstanding principal amount of any Floating Rate Advance converted into a Eurodollar Advance on a day other than a Payment Date shall be payable on the date of conversion. Interest accrued on each Eurodollar Advance shall be payable on the last day of its applicable Interest Period, on any date on which the Eurodollar Advance is prepaid, whether by acceleration or otherwise, and at maturity. Interest accrued on each Eurodollar Advance having an Interest Period longer than three months shall also be payable on the last day of each three-month interval during such Interest Period. Interest, commitment fees and LC Fees shall be calculated for actual days elapsed on the basis of a 360-day year. Interest shall be payable for the day an Advance is made but not for the day of any payment on the amount paid if payment is received prior to noon (local time) at the place of payment. If any payment of principal of or interest on an Advance shall become due on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day and, in the case of a principal payment, such extension of time shall be included in computing interest in connection with such payment.

         2.16. NOTIFICATION OF ADVANCES, INTEREST RATES, PREPAYMENTS AND COMMITMENT REDUCTIONS. Promptly after receipt thereof, the Managing Agent will notify each Lender of the contents of each Aggregate Commitment reduction notice, Borrowing Notice, Conversion/Continuation Notice, and repayment notice received by it hereunder. Promptly after notice from the LC Issuer, the Managing Agent will notify each Lender of the contents of each request for issuance of a Facility LC hereunder. The Managing Agent will notify each Lender of the interest rate applicable to each Eurodollar Advance promptly upon determination of such interest rate and will give each Lender prompt notice of each change in the Corporate Base Rate.

         2.17. LENDING INSTALLATIONS. Each Lender may book its Loans and its participation in any LC Obligations and the LC Issuer may book the Facility LCs at any Lending Installation selected by such Lender or the LC Issuer, as the case may be, and may change its Lending Installation from time to time. All terms of this Agreement shall apply to any such Lending Installation and the Loans, Facility LCs, participations in LC Obligations and any Notes issued hereunder shall be deemed held by each Lender or the LC Issuer, as the case may be, for the benefit of any such Lending Installation. Each Lender and the LC Issuer may, by written notice to the Managing Agent and the Borrower in accordance with Article XIII, designate replacement or additional Lending

Installations through which Loans will be made by it or Facility LCs will be issued by it and for whose account Loan payments or payments with respect to Facility LCs are to be made.

         2.18. NON-RECEIPT OF FUNDS BY THE MANAGING AGENT. Unless the Borrower or a Lender, as the case may be, notifies the Managing Agent prior to the date on which it is scheduled to make payment to the Managing Agent of (i) in the case of a Lender, the proceeds of a Loan or (ii) in the case of the Borrower, a payment of principal, interest or fees to the Managing Agent for the account of the Lenders, that it does not intend to make such payment, the Managing Agent may assume that such payment has been made. The Managing Agent may, but shall not be obligated to, make the amount of such payment available to the intended recipient in reliance upon such assumption. If such Lender or the Borrower, as the case may be, has not in fact made such payment to the Managing Agent, the recipient of such payment shall, on demand by the Managing Agent, repay to the Managing Agent the amount so made available together with interest thereon in respect of each day during the period commencing on the date such amount was so made available by the Managing Agent until the date the Managing Agent recovers such amount at a rate per annum equal to (x) in the case of payment by a Lender, the Federal Funds Effective Rate for such day for the first three days and, thereafter, the interest rate applicable to the relevant Loan or (y) in the case of payment by the Borrower, the interest rate applicable to the relevant Loan.

          2.19.    FACILITY LCS.

                    2.19.1 ISSUANCE. The LC Issuer hereby agrees, on the terms and conditions set forth in this Agreement, to issue standby and commercial letters of credit (each, a "Facility LC") and to renew, extend, increase, decrease or otherwise modify each Facility LC ("Modify," and each such action a "Modification"), from time to time from and including the date of this Agreement and prior to the Facility Termination Date upon the request of the Borrower; provided that immediately after each such Facility LC is issued or Modified,
          (i) the aggregate amount of the outstanding LC Obligations shall not exceed $5,000,000.00 and (ii) the Aggregate Outstanding Credit Exposure shall not exceed the Aggregate Commitment. No Facility LC shall have an expiry date later than the earlier of (x) the fifth Business Day prior to the Facility Termination Date and (y) one year after its issuance.

                    2.19.2 PARTICIPATIONS. Upon the issuance or Modification by the LC Issuer of a Facility LC in accordance with this Section 2.19, the LC Issuer shall be deemed, without further action by any party hereto, to have unconditionally and irrevocably sold to each Lender, and each Lender shall be deemed, without further action by any party hereto, to have unconditionally and irrevocably purchased from the LC Issuer, a participation in such Facility LC (and each Modification thereof) and the related LC Obligations in proportion to its Pro Rata Share.

                    2.19.3. NOTICE. Subject to Section 2.19.1, the Borrower shall give the LC Issuer notice prior to 10:00 a.m. (Chicago time) at least five Business Days prior to the proposed date of issuance or Modification of each Facility LC, specifying the beneficiary, the proposed date of issuance (or Modification) and the expiry date of such Facility LC, and describing the proposed terms of such Facility LC and the nature of the transactions proposed to be supported thereby. Upon receipt of such notice, the LC Issuer shall promptly notify the Managing Agent, and the Managing Agent shall promptly notify each Lender, of the contents thereof and of the amount of such Lender's participation in such proposed Facility LC. The issuance or Modification by the LC Issuer of any Facility LC shall, in addition to the conditions precedent set forth in Article IV (the satisfaction of which the LC Issuer shall have no duty to ascertain), be subject to the conditions precedent that such Facility LC shall be satisfactory to the LC Issuer and that the Borrower shall have executed and delivered such application agreement and/or such other instruments and agreements relating to such Facility LC as the LC Issuer shall have reasonably requested (each, a "Facility LC Application"). In the event of any conflict between the terms of this Agreement and the terms of any Facility LC Application, the terms of this Agreement shall control.

                    2.19.4. LC FEES. The Borrower shall pay to the Managing Agent, for the account of the Lenders ratably in accordance with their respective Pro Rata Shares, (i) with respect to each standby Facility LC, a letter of credit fee at a per annum rate equal to: (A) with respect to any Facility LC issued during the period from the date hereto to but not including April 1, 2000, 1.50%, and (B) with respect to any Facility LC issued thereafter, 2.00% on the average daily undrawn stated amount under such standby Facility LC, such fee to be payable in arrears on each Payment Date, and (ii) with respect to each commercial Facility LC, a one-time letter of credit fee in an amount equal to such percentage of the initial stated amount (or, with respect to a Modification of any such commercial Facility LC which increases the stated amount thereof, such increase in the stated amount) as the LC Issuer may require consistent with its customary practices for similar letters of credit, such fee to be payable on the date of such issuance or increase (each such fee described in this sentence an "LC Fee"). The Borrower shall also pay to the LC Issuer for its own account (x) at the time of issuance of each Facility LC, a fronting fee in an amount to be agreed upon between the LC Issuer and the Borrower, and (y) documentary and processing charges in connection with the issuance or Modification of and draws under Facility LCs in accordance with the LC Issuer's standard schedule for such charges as in effect from time to time.

                    2.19.5.  ADMINISTRATION;   REIMBURSEMENT  BY  LENDERS.  Upon
          receipt  from the  beneficiary  of any  Facility  LC of any demand for payment  under  such  Facility  LC,  the LC Issuer  shall  notify  the
          Managing Agent and the Managing Agent shall promptly notify the Borrower and each other Lender as to the amount to be paid by the LC Issuer as a result of such demand and the proposed payment date (the "LC Payment Date"). The responsibility of the LC Issuer to the Borrower and each Lender shall be only to determine that the documents (including each demand for payment) delivered under each Facility LC in connection with such presentment shall be in conformity in all material respects with such Facility LC. The LC Issuer shall endeavor to exercise the same care in the issuance and administration of the Facility LCs as it does with respect to letters of credit in which no participations are granted, it being understood that in the absence of any gross negligence or willful misconduct by the LC Issuer, each Lender shall be unconditionally and irrevocably liable without regard to the occurrence of any Default or any condition precedent whatsoever, to reimburse the LC Issuer on demand for (i) such Lender's Pro Rata Share of the amount of each payment made by the LC Issuer under each Facility LC to the extent such amount is not reimbursed by the Borrower pursuant to Section 2.19.6 below, plus (ii) interest on the foregoing amount to be reimbursed by such Lender, for each day from the date of the LC Issuer's demand for such reimbursement (or, if such demand is made after 11:00 a.m. (Chicago time) on such date, from the next succeeding Business Day) to the date on which such Lender pays the amount to be reimbursed by it, at a rate of interest per annum equal to the Federal Funds Effective Rate for the first three days and, thereafter, at a rate of interest equal to the rate applicable to Floating Rate Advances.

                    2.19.6. REIMBURSEMENT BY BORROWER. The Borrower shall be irrevocably and unconditionally obligated to reimburse the LC Issuer on or before the applicable LC Payment Date for any amounts to be paid by the LC Issuer upon any drawing under any Facility LC, without presentment, demand, protest or other formalities of any kind; provided that neither the Borrower nor any Lender shall hereby be precluded from asserting any claim for direct (but not consequential) damages suffered by the Borrower or such Lender to the extent, but only to the extent, caused by (i) the willful misconduct or gross negligence of the LC Issuer in determining whether a request presented under any Facility LC issued by it complied with the terms of such Facility LC or (ii) the LC Issuer's failure to pay under any Facility LC issued by it after the presentation to it of a request strictly complying with the terms and conditions of such Facility LC. All such amounts paid by the LC Issuer and remaining unpaid by the Borrower shall bear interest, payable on demand, for each day until paid at a rate per annum equal to (x) the rate applicable to Floating Rate Advances for such day if such day falls on or before the applicable LC Payment Date and (y) the sum of 2% plus the rate applicable to Floating Rate Advances for such day if such day falls after such LC Payment Date. The LC Issuer will pay to each Lender ratably in accordance with its Pro Rata Share all amounts received by it from the Borrower for application in payment, in whole or in part, of the Reimbursement Obligation in respect of any Facility LC issued by the LC Issuer, but only to the extent such Lender has made payment to the LC Issuer in respect of such Facility LC pursuant to Section 2.19.5. Subject to the terms and conditions of this Agreement (including without limitation the submission of a Borrowing Notice in compliance with Section 2.8 and the satisfaction of the applicable conditions precedent set forth in Article IV), the Borrower may request an Advance hereunder for the purpose of satisfying any Reimbursement Obligation.

                    2.19.7. OBLIGATIONS ABSOLUTE. The Borrower's obligations under this Section 2.19 shall be absolute and unconditional under any and all circumstances and irrespective of any setoff, counterclaim or defense to payment which the Borrower may have or have had against the LC Issuer, any Lender or any beneficiary of a Facility LC. The Borrower further agrees with the LC Issuer and the Lenders that the LC Issuer and the Lenders shall not be responsible for, and the Borrower's Reimbursement Obligation in respect of any Facility LC shall not be affected by, among other things, the validity or genuineness of documents or of any endorsements thereon, even if such documents should in fact prove to be in any or all respects invalid, fraudulent or forged, or any dispute between or among the Borrower, any of its Affiliates, the beneficiary of any Facility LC or any financing institution or other party to whom any Facility LC may be transferred or any claims or defenses whatsoever of the Borrower or of any of its Affiliates against the beneficiary of any Facility LC or any such transferee. The LC Issuer shall not be liable for any error, omission, interruption or delay in transmission, dispatch or delivery of any message or advice, however transmitted, in connection with any Facility LC. The Borrower agrees that any action taken or omitted by the LC Issuer or any Lender under or in connection with each Facility LC and the related drafts and documents, if done without gross negligence or willful misconduct, shall be binding upon the Borrower and shall not put the LC Issuer or any Lender under any liability to the Borrower. Nothing in this Section 2.19.7 is intended to limit the right of the Borrower to make a claim against the LC Issuer for damages as contemplated by the proviso to the first sentence of
          Section 2.19.6.

                    2.19.8. ACTIONS OF LC ISSUER. The LC Issuer shall be entitled to rely, and shall be fully protected in relying, upon any Facility LC, draft, writing, resolution, notice, consent, certificate, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons, and upon advice and statements of legal counsel, independent accountants and other experts selected by the LC Issuer. The LC Issuer shall be fully justified in failing or refusing to take any action under this Agreement unless it shall first have received such advice or concurrence of the Required Lenders as it reasonably deems appropriate or it shall first be indemnified to its reasonable satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. Notwithstanding any other provision of this Section 2.19, the LC Issuer shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement in accordance with a request of the Required Lenders, and such request and any action taken or failure to act pursuant thereto shall be binding upon the Lenders and any future holders of a participation in any Facility LC.

                    2.19.9. INDEMNIFICATION. The Borrower hereby agrees to indemnify and hold harmless each Lender, the LC Issuer and the Managing Agent, and their respective directors, officers, agents and employees from and against any and all claims and damages, losses, liabilities, costs or expenses which such Lender, the LC Issuer or the Managing Agent may incur (or which may be claimed against such Lender, the LC Issuer or the Managing Agent by any Person whatsoever) by reason of or in connection with the issuance, execution and delivery or transfer of or payment or failure to pay under any Facility LC or any actual or proposed use of any Facility LC, including, without limitation, any claims, damages, losses, liabilities, costs or expenses which the LC Issuer may incur by reason of or in connection with (i) the failure of any other Lender to fulfill or comply with its obligations to the LC Issuer hereunder (but nothing herein contained shall affect any rights the Borrower may have against any defaulting Lender) or (ii) by reason of or on account of the LC Issuer issuing any Facility LC which specifies that the term "Beneficiary" included therein includes any successor by operation of law of the named Beneficiary, but which Facility LC does not require that any drawing by any such successor Beneficiary be accompanied by a copy of a legal document, satisfactory to the LC Issuer, evidencing the appointment of such successor Beneficiary; PROVIDED that the Borrower shall not be required to indemnify any Lender, the LC Issuer or the Managing Agent for any claims, damages, losses, liabilities, costs or expenses to the extent, but only to the extent, caused by (x) the willful misconduct or gross negligence of the LC Issuer in determining whether a request presented under any Facility LC complied with the terms of such Facility LC or (y) the LC Issuer's failure to pay under any Facility LC after the presentation to it of a request strictly complying with the terms and conditions of such Facility LC. Nothing in this Section
          2.19.9 is intended to limit the obligations of the Borrower under any other provision of this Agreement.

                    2.19.10. LENDERS' INDEMNIFICATION. Each Lender shall, ratably in accordance with its Pro Rata Share, indemnify the LC Issuer, its affiliates and their respective directors, officers, agents and employees (to the extent not reimbursed by the Borrower) against any cost, expense (including reasonable counsel fees and disbursements), claim, demand, action, loss or liability (except such as result from such indemnitees' gross negligence or willful misconduct or the LC Issuer's failure to pay under any Facility LC after the presentation to it of a request strictly complying with the terms and conditions of the Facility LC) that such indemnitees may suffer or incur in connection with this Section 2.19 or any action taken or omitted by such indemnitees hereunder.

                    2.19.11. FACILITY LC COLLATERAL ACCOUNT. The Borrower agrees that it will, upon the request of the Managing Agent or the Required Lenders and until the final expiration date of any Facility LC and thereafter as long as any amount is payable to the LC Issuer or the Lenders in respect of any Facility LC, maintain a special collateral account pursuant to arrangements satisfactory to the Managing Agent (the "Facility LC Collateral Account") at the Managing Agent's office at the address specified pursuant to Article XIII, in the name of such Borrower but under the sole dominion and control of the Managing Agent, for the benefit of the Lenders and in which such Borrower shall have no interest other than as set forth in Section 8.1. The Borrower hereby pledges, assigns and grants to the Managing Agent, on behalf of and for the ratable benefit of the Lenders and the LC Issuer, a security interest in all of the Borrower's right, title and interest in and to all funds which may from time to time be on deposit in the Facility LC Collateral Account to secure the prompt and complete payment and performance of the Obligations. The Managing Agent will invest any funds on deposit from time to time in the Facility LC Collateral Account in certificates of deposit of Bank One having a maturity not exceeding 30 days. Nothing in this Section 2.19.11 shall either obligate the Managing Agent to require the Borrower to deposit any funds in the Facility LC Collateral Account or limit the right of the Managing Agent to release any funds held in the Facility LC Collateral Account in each case other than as required by Section 8.1.

                    2.19.12. RIGHTS AS A LENDER. In its capacity as a Lender, the LC Issuer shall have the same rights and obligations as any other Lender.

                                   ARTICLE III

                             YIELD PROTECTION; TAXES
                             -----------------------


         3.1. YIELD PROTECTION. If, on or after the date of this Agreement, the adoption of any law or any governmental or quasi-governmental rule, regulation, policy, guideline or directive (whether or not having the force of law), or any change in the interpretation or administration thereof by any governmental or quasi-governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender or applicable Lending Installation or the LC Issuer with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency:

         (i) subjects any Lender or any applicable Lending Installation or the LC Issuer to any Taxes, or changes the basis of taxation of payments (other than with respect to Excluded Taxes) to any Lender or the LC Issuer in respect of its Eurodollar Loans, Facility LCs or participation therein, or

         (ii) imposes or increases or deems applicable any reserve, assessment, insurance charge, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Lender or any applicable Lending Installation or the LC Issuer (other than reserves and assessments taken into account in determining the interest rate applicable to Eurodollar Advances), or

         (iii) imposes any other condition the result of which is to increase the cost to any Lender or any applicable Lending Installation or the LC Issuer of making, funding or maintaining its Eurodollar Loans, or of issuing or participating in Facility LCs, or reduces any amount receivable by any Lender or any applicable Lending Installation or the LC Issuer in connection with its Eurodollar Loans, Facility LCs or participations therein, or requires any Lender or any applicable Lending Installation or the LC Issuer to make any payment calculated by reference to the amount of Eurodollar Loans, Facility LCs or participations therein held or interest or LC Fees received by it, by an amount deemed material by such Lender or the LC Issuer as the case may be, and the result of any of the foregoing is to increase the cost to such Lender or applicable Lending Installation or the LC Issuer, as the case may be, of making or maintaining its Eurodollar Loans or Commitment or of issuing or participating in Facility LCs or to reduce the return received by such Lender or applicable Lending Installation or the LC Issuer, as the case may be, in connection with such Eurodollar Loans, Commitment, Facility LCs or participations therein, then, within 15 days of demand by such Lender or the LC Issuer, as the case may be, the Borrower shall pay such Lender or the LC Issuer, as the case may be, such additional amount or amounts as will compensate such Lender or the LC Issuer, as the case may be, for such increased cost or reduction in amount received.

         3.2. CHANGES IN CAPITAL ADEQUACY REGULATIONS. If a Lender or the LC Issuer determines the amount of capital required or expected to be maintained by such Lender or the LC Issuer, any Lending Installation of such Lender or the LC Issuer, or any corporation controlling such Lender or the LC Issuer is increased as a result of a Change, then, within 15 days of demand by such Lender or the LC Issuer, the Borrower shall pay such Lender or the LC Issuer the amount necessary to compensate for any shortfall in the rate of return on the portion of such increased capital which such Lender or the LC Issuer determines is attributable to this Agreement, its Outstanding Credit Exposure or its Commitment to make Loans and issue or participate in Facility LCs, as the case may be, hereunder (after taking into account such Lender's or the LC Issuer's policies as to capital adequacy). "Change" means (i) any change after the date of this Agreement in the Risk-Based Capital Guidelines or (ii) any adoption of or change in any other law, governmental or quasi-governmental rule, regulation, policy, guideline, interpretation, or directive (whether or not having the force of law) after the date of this Agreement which affects the amount of capital required or expected to be maintained by any Lender or the LC Issuer or any Lending
Installation or any corporation controlling any Lender or the LC Issuer. "Risk-Based Capital Guidelines" means (i) the risk-based capital guidelines in effect in the United States on the date of this Agreement, including transition rules, and (ii) the corresponding capital regulations promulgated by regulatory authorities outside the United States implementing the July 1988 report of the Basle Committee on Banking Regulation and Supervisory Practices Entitled "International Convergence of Capital Measurements and Capital Standards," including transition rules, and any amendments to such regulations adopted prior to the date of this Agreement.

         3.3. AVAILABILITY OF TYPES OF ADVANCES. If any Lender determines that maintenance of its Eurodollar Loans at a suitable Lending Installation would violate any applicable law, rule, regulation, or directive, whether or not having the force of law, or if the Required Lenders determine that (i) deposits of a type and maturity appropriate to match fund Eurodollar Advances are not available or (ii) the interest rate applicable to Eurodollar Advances does not accurately reflect the cost of making or maintaining Eurodollar Advances, then the Managing Agent shall suspend the availability of Eurodollar Advances and require any affected Eurodollar Advances to be repaid or converted to Floating Rate Advances, subject to the payment of any funding indemnification amounts required by Section 3.4.

         3.4. FUNDING INDEMNIFICATION. If any payment of a Eurodollar Advance occurs on a date which is not the last day of the applicable Interest Period, whether because of acceleration, prepayment or otherwise, or a Eurodollar Advance is not made on the date specified by the Borrower for any reason other than default by the Lenders, the Borrower will indemnify each Lender for any loss or cost incurred by it resulting therefrom, including, without limitation, any loss or cost in liquidating or employing deposits acquired to fund or maintain such Eurodollar Advance.

         3.5. TAXES. (i) All payments by the Borrower to or for the account of any Lender, the LC Issuer or the Managing Agent hereunder or under any Note or Facility LC application shall be made free and clear of and without deduction for any and all Taxes. If the Borrower shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder to any Lender, the LC Issuer or the Managing Agent, (a) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 3.5) such Lender, the LC Issuer or the Managing Agent (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (b) the Borrower shall make such deductions, (c) the Borrower shall pay the full amount deducted to the relevant authority in accordance with applicable law and (d) the Borrower shall furnish to the Managing Agent the original copy of a receipt evidencing payment thereof within 30 days after such payment is made.

         (ii) In addition, the Borrower hereby agrees to pay any present or future stamp or documentary taxes and any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or under any Note or Facility LC Application or from the execution or delivery of, or otherwise with respect to, this Agreement or any Note or Facility LC Application ("Other Taxes").

         (iii) The Borrower hereby agrees to indemnify the Managing Agent, the LC Issuer and each Lender for the full amount of Taxes or Other Taxes (including, without limitation, any Taxes or Other Taxes imposed on amounts payable under this Section 3.5) paid by the Managing Agent, the LC Issuer or such Lender and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto. Payments due under this indemnification shall be made within 30 days of the date the Managing Agent, the LC Issuer or such Lender makes demand therefor pursuant to Section 3.6.

         (iv) Each Lender that is not incorporated under the laws of the United States of America or a state thereof (each a "Non-U.S. Lender") agrees that it will, not less than ten Business Days after the date of this Agreement, (i) deliver to each of the Borrower and the Managing Agent two duly completed copies of United States Internal Revenue Service Form 1001 or 4224, certifying in either case that such Lender is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes, and (ii) deliver to each of the Borrower and the Managing Agent a United States Internal Revenue Form W-8 or W-9, as the case may be, and certify that it is entitled to an exemption from United States backup withholding tax. Each Non-U.S. Lender further undertakes to deliver to each of the Borrower and the Managing Agent (x) renewals or additional copies of such form (or any successor form) on or before the date that such form expires or becomes obsolete, and (y) after the occurrence of any event requiring a change in the most recent forms so delivered by it, such additional forms or amendments thereto as may be reasonably requested by the Borrower or the Managing Agent. All forms or amendments described in the preceding sentence shall certify that such Lender is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes, unless an event (including without limitation any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Lender from duly completing and delivering any such form or amendment with respect to it and such Lender advises the Borrower and the Managing Agent that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.

         (v) For any period during which a Non-U.S. Lender has failed to provide the Borrower with an appropriate form pursuant to clause (iv), above (unless such failure is due to a change in treaty, law or regulation, or any change in the interpretation or administration thereof by any governmental authority, occurring subsequent to the date on which a form originally was required to be provided), such Non-U.S. Lender shall not be entitled to indemnification under this Section 3.5 with respect to Taxes imposed by the United States; provided that, should a Non-U.S. Lender which is otherwise exempt from or subject to a reduced rate of withholding tax become subject to Taxes because of its failure to deliver a form required under clause (iv), above, the Borrower shall take such steps as such Non-U.S. Lender shall reasonably request to assist such Non-U.S. Lender to recover such Taxes.

         (vi) Any Lender that is entitled to an exemption from or reduction of withholding tax with respect to payments under this Agreement or any Note pursuant to the law of any relevant jurisdiction or any treaty shall deliver to the Borrower (with a copy to the Managing Agent), at the time or times prescribed by applicable law, such properly completed and executed documentation prescribed by applicable law as will permit such payments to be made without withholding or at a reduced rate.

         (vii) If the U.S. Internal Revenue Service or any other governmental authority of the United States or any other country or any political subdivision thereof asserts a claim that the Managing Agent did not properly withhold tax from amounts paid to or for the account of any Lender (because the appropriate form was not delivered or properly completed, because such Lender failed to notify the Managing Agent of a change in circumstances which rendered its exemption from withholding ineffective, or for any other reason), such Lender shall indemnify the Managing Agent fully for all amounts paid, directly or indirectly, by the Managing Agent as tax, withholding therefor, or otherwise, including penalties and interest, and including taxes imposed by any jurisdiction on amounts payable to the Managing Agent under this subsection, together with all costs and expenses related thereto (including attorneys fees and time charges of attorneys for the Managing Agent, which attorneys may be employees of the Managing Agent). The obligations of the Lenders under this
Section 3.5(vii) shall survive the payment of the Obligations and termination of this Agreement.

         3.6. LENDER STATEMENTS; SURVIVAL OF INDEMNITY. To the extent reasonably possible, each Lender shall designate an alternate Lending Installation with respect to its Eurodollar Loans to reduce any liability of the Borrower to such Lender under Sections 3.1, 3.2 and 3.5 or to avoid the unavailability of Eurodollar Advances under Section 3.3, so long as such designation is not, in the judgment of such Lender, disadvantageous to such Lender. Each Lender shall deliver a written statement of such Lender to the Borrower (with a copy to the Managing Agent) as to the amount due, if any, under Section 3.1, 3.2, 3.4 or
3.5. Such written statement shall set forth in reasonable detail the calculations upon which such Lender determined such amount and shall be final, conclusive and binding on the Borrower in the absence of manifest error. Determination of amounts payable under such Sections in connection with a Eurodollar Loan shall be calculated as though each Lender funded its Eurodollar Loan through the purchase of a deposit of the type and maturity corresponding to the deposit used as a reference in determining the Eurodollar Rate applicable to such Loan, whether in fact that is the case or not. Unless otherwise provided herein, the amount specified in the written statement of any Lender shall be payable on demand after receipt by the Borrower of such written statement. The obligations of the Borrower under Sections 3.1, 3.2, 3.4 and 3.5 shall survive payment of the Obligations and termination of this Agreement.


                                   ARTICLE IV

                              CONDITIONS PRECEDENT
                              --------------------


         4.1. INITIAL CREDIT EXTENSION. The Lenders shall not be required to make the initial Credit Extension hereunder unless the Borrower has furnished to the Managing Agent with sufficient copies for the Lenders:

         (i) Copies of the articles or certificate of incorporation of the Borrower, together with all amendments, and a certificate of good standing, each certified by the appropriate governmental officer in its jurisdiction of incorporation

         (ii) Copies, certified by the Secretary or Assistant Secretary of the Borrower, of its by-laws and of its Board of Directors' resolutions and of resolutions or actions of any other body authorizing the execution of the Loan Documents to which the Borrower is a party.

         (iii) An incumbency certificate, executed by the Secretary or Assistant Secretary of the Borrower, which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of the Borrower authorized to sign the Loan Documents to which the Borrower is a party, upon which certificate the Managing Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

         (iv) A certificate, signed by the chief financial officer of the Borrower, stating that on the initial Credit Extension Date no Default or Unmatured Default has occurred and is continuing.

         (v) A written opinion of the Borrower's counsel, addressed to the Lenders in substantially the form of Exhibit A.

         (vi) Any Notes requested by a Lender pursuant to Section 2.13 payable to the order of each such requesting Lender.

         (vii) Written money transfer instructions, in substantially the form of Exhibit D, addressed to the Managing Agent and signed by an Authorized Officer, together with such other related money transfer authorizations as the Managing Agent may have reasonably requested.

         (viii) Information satisfactory to the Managing Agent and the Required Lenders regarding the Borrower's Year 2000 Program.

         (ix) The insurance certificate described in Section 5.21.

         (x) Such other documents as any Lender or its counsel may have reasonably requested.

         (xi) Evidence satisfactory to the Managing Agent that upon the funding of the first Advance all amounts outstanding under that certain Loan Agreement dated as of October 16, 1996 among Zions, Bank One and the Borrower, as amended to date, shall have been paid in full and the credit facility evidenced thereby terminated.

Notwithstanding anything contained herein, in the event the Borrower is unable to timely deliver the items required pursuant to subsections (viii) and (ix) above, the Required Lenders may, in their sole discretion, agree to waive such requirements as a condition to the funding of the first Advance and the Borrower shall deliver the same no later than October 22, 1999, it being expressly agreed and understood by the Borrower that the failure of the Borrower to so deliver such items shall be an Event of Default and there shall be no further cure period with respect thereto.

         4.2. EACH CREDIT EXTENSION. The Lenders shall not be required to make any Credit Extension unless on the applicable Credit Extension Date:

         (i)   There exists no Default or Unmatured Default.

         (ii) The representations and warranties contained in Article V are true and correct as of such Credit Extension Date except to the extent any such representation or warranty is stated to relate solely to an earlier date, in which case such representation or warranty shall have been true and correct on and as of such earlier date.

         (iii) All legal matters incident to the making of such Credit Extension shall be satisfactory to the Lenders and their counsel.

         Each Borrowing Notice or request for issuance of a Facility LC with respect to each such Credit Extension shall constitute a representation and warranty by the Borrower that the conditions contained in Sections 4.2(i) and
(ii) have been satisfied. Any Lender may require a duly completed compliance certificate in substantially the form of Exhibit B as a condition to making a Credit Extension.


                                    ARTICLE V

                         REPRESENTATIONS AND WARRANTIES
                         ------------------------------


         The Borrower represents and warrants to the Lenders that:

         5.1. EXISTENCE AND STANDING. Each of the Borrower and its Subsidiaries is a corporation, partnership (in the case of Subsidiaries only) or limited liability company duly and properly incorporated or organized, as the case may be, validly existing and (to the extent such concept applies to such entity) in good standing under the laws of its jurisdiction of incorporation or organization and has all requisite authority to conduct its business in each jurisdiction in which its business is conducted.

         5.2. AUTHORIZATION AND VALIDITY. The Borrower has the power and authority and legal right to execute and deliver the Loan Documents and to perform its obligations thereunder. The execution and delivery by the Borrower of the Loan Documents and the performance of its obligations thereunder have been duly authorized by proper corporate proceedings, and the Loan Documents to which the Borrower is a party constitute legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their terms, except as enforceability may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally and subject also to the availability of equitable remedies if equitable remedies are sought.

         5.3. NO CONFLICT; GOVERNMENT CONSENT. Neither the execution and delivery by the Borrower of the Loan Documents, nor the consummation of the transactions therein contemplated, nor compliance with the provisions thereof will violate (i) any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Borrower or any of its Subsidiaries or (ii) the Borrower's or any Subsidiary's articles or certificate of incorporation, partnership agreement, certificate of partnership, articles or certificate of organization, by-laws, or operating or other management agreement, as the case may be, or (iii) the provisions of any indenture, instrument or agreement to which the Borrower or any of its Subsidiaries is a party or is subject, or by which it, or its Property, is bound, or conflict with or constitute a default thereunder, or result in, or require, the creation or imposition of any Lien in, of or on the Property of the Borrower or a Subsidiary pursuant to the terms of any such indenture, instrument or agreement. No order, consent, adjudication, approval, license, authorization, or validation of, or filing, recording or registration with, or exemption by, or other action in respect of any governmental or public body or authority, or any subdivision thereof, which has not been obtained by the Borrower or any of its Subsidiaries, is required to be obtained by the Borrower or any of its Subsidiaries in connection with the execution and delivery of the Loan Documents, the borrowings under this Agreement, the payment and performance by the Borrower of the Obligations or the legality, validity, binding effect or enforceability of any of the Loan Documents.

         5.4. FINANCIAL STATEMENTS. The May 31, 1999 consolidated financial statements of the Borrower and its Subsidiaries heretofore delivered to the Lenders were prepared in accordance with generally accepted accounting principles in effect on the date such statements were prepared and fairly present the consolidated financial condition and operations of the Borrower and its Subsidiaries at such date and the consolidated results of their operations for the period then ended.

         5.5. MATERIAL ADVERSE CHANGE. Since June 1, 1999 there has been no change in the business, Property, prospects, condition (financial or otherwise) or results of operations of the Borrower and its Subsidiaries which could reasonably be expected to have a Material Adverse Effect, except the one time charge taken August 30, 1999 in an amount not to exceed $45,000,000.00.

         5.6. TAXES. The Borrower and its Subsidiaries have filed all United States federal tax returns and all other tax returns which are required to be filed and have paid all taxes due pursuant to said returns or pursuant to any assessment received by the Borrower or any of its Subsidiaries, except such taxes, if any, as are being contested in good faith and as to which adequate reserves have been provided in accordance with Agreement Accounting Principles and as to which no Lien exists. No tax liens have been filed and no claims are being asserted with respect to any such taxes. The charges, accruals and reserves on the books of the Borrower and its Subsidiaries in respect of any taxes or other governmental charges are adequate.

         5.7. LITIGATION AND CONTINGENT OBLIGATIONS. There is no litigation, arbitration, governmental investigation, proceeding or inquiry pending or, to the knowledge of any the Chief Executive Officer of the Company or any of the Authorized Officers, threatened against or affecting the Borrower or any of its Subsidiaries which could reasonably be expected to have a Material Adverse Effect or which seeks to prevent, enjoin or delay the making of any Credit Extensions. Other than any liability incident to any litigation, arbitration or proceeding which could not reasonably be expected to have a Material Adverse Effect, the Borrower has no material contingent obligations not provided for or disclosed in the financial statements referred to in Section 5.4.

         5.8. SUBSIDIARIES. Schedule 1 contains an accurate list of all Subsidiaries of the Borrower as of the date of this Agreement, setting forth their respective jurisdictions of organization and the percentage of their respective capital stock or other ownership interests owned by the Borrower or other Subsidiaries. All of the issued and outstanding shares of capital stock or other ownership interests of such Subsidiaries have been (to the extent such concepts are relevant with respect to such ownership interests) duly authorized and issued and are fully paid and non-assessable.

         5.9. ERISA. There are no Unfunded Liabilities under any Single Employer Plans. Each Plan complies in all material respects with all applicable requirements of law and regulations, no Reportable Event has occurred with respect to any Plan, neither the Borrower nor any other member of the Controlled Group has withdrawn from any Plan or initiated steps to do so, and no steps have been taken to reorganize or terminate any Plan.

         5.10. ACCURACY OF INFORMATION. No information, exhibit or report furnished by the Borrower or any of its Subsidiaries to the Managing Agent or to any Lender in connection with the negotiation of, or compliance with, the Loan Documents contained any material misstatement of fact or omitted to state a material fact or any fact necessary to make the statements contained therein not misleading.

         5.11. REGULATION U. Margin stock (as defined in Regulation U) constitutes less than 25% of the value of those assets of the Borrower and its Subsidiaries which are subject to any limitation on sale, pledge, or other restriction hereunder.

         5.12. MATERIAL AGREEMENTS. Neither the Borrower nor any Subsidiary is a party to any agreement or instrument or subject to any charter or other corporate restriction which could reasonably be expected to have a Material Adverse Effect. Neither the Borrower nor any Subsidiary is in default in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in (i) any agreement to which it is a party, which default could reasonably be expected to have a Material Adverse Effect or (ii) any agreement or instrument evidencing or governing Indebtedness. The Lenders hereby acknowledge that they have previously been informed of the possible existence of a default under the Senior Unsecured Notes and that the existence of such a default shall not constitute a breach of the representation and warranty set forth herein.

         5.13. COMPLIANCE OF LAWS. The Borrower and its Subsidiaries have complied with all applicable statutes, rules, regulations, orders and restrictions of any domestic or foreign government or any instrumentality or agency thereof having jurisdiction over the conduct of their respective businesses or the ownership of their respective Property.

         5.14. OWNERSHIP OF PROPERTIES. Except as set forth on Schedule 2, on the date of this Agreement, the Borrower and its Subsidiaries will have good title, free of all Liens other than those permitted by Section 6.15, to all of the Property and assets reflected in the Borrower's most recent consolidated financial statements provided to the Managing Agent as owned by the Borrower and its Subsidiaries.

         5.15. PLAN ASSETS; PROHIBITED TRANSACTIONS. The Borrower is not an entity deemed to hold "plan assets" within the meaning of 29 C.F.R. ss. 2510.3-101 of an employee benefit plan (as defined in Section 3(3) of ERISA) which is subject to Title I of ERISA or any plan (within the meaning of Section 4975 of the Code), and neither the execution of this Agreement nor the making of Credit Extensions hereunder gives rise to a prohibited transaction within the meaning of Section 406 of ERISA or Section 4975 of the Code.

         5.16. ENVIRONMENTAL MATTERS. In the ordinary course of its business, the officers of the Borrower consider the effect of Environmental Laws on the business of the Borrower and its Subsidiaries, in the course of which they identify and evaluate potential risks and liabilities accruing to the Borrower due to Environmental Laws. On the basis of this consideration, the Borrower has concluded that Environmental Laws cannot reasonably be expected to have a Material Adverse Effect. Neither the Borrower nor any Subsidiary has received any notice to the effect that its operations are not in material compliance with any of the requirements of applicable Environmental Laws or are the subject of any federal or state investigation evaluating whether any remedial action is needed to respond to a release of any toxic or hazardous waste or substance into the environment, which non-compliance or remedial action could reasonably be expected to have a Material Adverse Effect.

         5.17. INVESTMENT COMPANY ACT. Neither the Borrower nor any Subsidiary is an "investment company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

         5.18. PUBLIC HOLDING COMPANY ACT. Neither the Borrower nor any Subsidiary is a "holding company" or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

         5.19. YEAR 2000. The Borrower has made an assessment of the Year 2000 Issues and has a realistic and achievable program for remediating the Year 2000 Issues on a timely basis (the "Year 2000 Program"). Based on such assessment and on the Year 2000 Program the Borrower does not reasonably anticipate that Year 2000 Issues will have a Material Adverse Effect.

         5.20. SUBORDINATED INDEBTEDNESS. The Obligations constitute senior indebtedness which is entitled to the benefits of the subordination provisions of all outstanding Subordinated Indebtedness.

         5.21. INSURANCE. The certificate signed by the President or Chief Financial Officer of the Borrower, that attests to the existence and adequacy of, and summarizes, the property and casualty insurance program carried by the Borrower with respect to itself and its Subsidiaries and that has been furnished by the Borrower to the Managing Agent and the Lenders, is complete and accurate. This summary includes the insurer's or insurers' name(s), policy number(s), expiration date(s), amount(s) of coverage, type(s) of coverage, exclusion(s), and deductibles. This summary also includes similar information, and describes any reserves, relating to any self-insurance program that is in effect.


                                   ARTICLE VI

                                    COVENANTS
                                    ---------


         During the term of this Agreement, unless the Required Lenders shall otherwise consent in writing:

         6.1. FINANCIAL REPORTING. The Borrower will maintain, for itself and each Subsidiary, a system of accounting established and administered in accordance with generally accepted accounting principles, and furnish to the
Lenders:

         (i) Within 90 days after the close of each of its fiscal years, an unqualified audit report certified by independent certified public accountants acceptable to the Lenders, prepared in accordance with Agreement Accounting Principles on a consolidated and consolidating basis (consolidating statements need not be certified by such accountants) for itself and its Subsidiaries, including balance sheets as of the end of such period, related profit and loss and reconciliation of surplus statements, and a statement of cash flows, accompanied by (a) any management letter prepared by said accountants, and (b) a certificate of said accountants that, in the course of their examination necessary for their certification of the foregoing, they have obtained no knowledge of any Default or Unmatured Default, or if, in the opinion of such accountants, any Default or Unmatured Default shall exist, stating the nature and status thereof.

         (ii)  Within  45 days  after the  close of the  first  three  quarterly periods of each of its fiscal years, for itself and its Subsidiaries, consolidated and consolidating unaudited balance sheets as at the close of each such period and consolidated and consolidating profit and loss and reconciliation of surplus statements and a statement of cash flows for the period from the beginning of such fiscal year to the end of such quarter, all certified by its chief financial officer.

         (iii) Together with the financial statements required under Sections 6.1(i) and (ii), a compliance certificate in substantially the form of Exhibit B signed by its chief financial officer showing the calculations necessary to determine compliance with this Agreement and stating that no Default or Unmatured Default exists, or if any Default or Unmatured Default exists, stating the nature and status thereof.

         (iv) Within 270 days after the close of each fiscal year, a statement of the Unfunded Liabilities of each Single Employer Plan, certified as correct by an actuary enrolled under ERISA.

         (v) As soon as possible and in any event within 10 days after the Borrower knows that any Reportable Event has occurred with respect to any Plan, a statement, signed by the chief financial officer of the Borrower, describing said Reportable Event and the action which the Borrower proposes to take with respect thereto.

         (vi) As soon as possible and in any event within 10 days after receipt by the Borrower, a copy of (a) any notice or claim to the effect that the Borrower or any of its Subsidiaries is or may be liable to any Person as a result of the release by the Borrower, any of its Subsidiaries, or any other Person of any toxic or hazardous waste or substance into the environment, and
(b) any notice alleging any violation of any federal, state or local environmental, health or safety law or regulation by the Borrower or any of its Subsidiaries, which, in either case, could reasonably be expected to have a Material Adverse Effect.

         (vii) Promptly upon the furnishing thereof to the shareholders of the Borrower, copies of all financial statements, reports and proxy statements so furnished.

         (viii) Promptly upon the filing thereof, copies of all registration statements and annual, quarterly, monthly or other regular reports which the Borrower or any of its Subsidiaries files with the Securities and Exchange Commission.

         (ix) As soon as available, but in any event within 90 days after the beginning of each fiscal year of the Borrower, a copy of the plan and forecast (including a projected consolidated and consolidating balance sheet, income statement and funds flow statement) of the Borrower for such fiscal year, broken down on a fiscal quarter by fiscal quarter basis.

         (x) Such other information (including non-financial information) as the Managing Agent or any Lender may from time to time reasonably request.

         6.2. USE OF PROCEEDS. The Borrower will use the proceeds of the Credit Extensions for general corporate purposes, including, without limitation, to repay all or a portion of the Senior Unsecured Notes. The Borrower will not, nor will it permit any Subsidiary to, use any of the proceeds of the Advances to purchase or carry any "margin stock" (as defined in Regulation U).

         6.3. NOTICE OF DEFAULT. The Borrower will, and will cause each Subsidiary to, give prompt notice in writing to the Lenders of the occurrence of any Default or Unmatured Default and of any other development, financial or otherwise (including, without limitation, developments with respect to Year 2000 Issues), which could reasonably be expected to have a Material Adverse Effect.

         6.4. CONDUCT OF BUSINESS. The Borrower will, and will cause each Subsidiary to, carry on and conduct its business in substantially the same manner and in substantially the same fields of enterprise as it is presently conducted and do all things necessary to remain duly incorporated or organized, validly existing and (to the extent such concept applies to such entity) in good standing as a domestic corporation, partnership or limited liability company in its jurisdiction of incorporation or organization, as the case may be, and maintain all requisite authority to conduct its business in each jurisdiction in which its business is conducted.

         6.5. TAXES. The Borrower will, and will cause each Subsidiary to, timely file complete and correct United States federal and applicable foreign, state and local tax returns required by law and pay when due all taxes, assessments and governmental charges and levies upon it or its income, profits or Property, except those which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves have been set aside in accordance with Agreement Accounting Principles.

         6.6. INSURANCE. The Borrower will, and will cause each Subsidiary to, maintain with financially sound and reputable insurance companies insurance on all their Property in such amounts and covering such risks as is consistent with sound business practice, and the Borrower will furnish to any Lender upon request full information as to the insurance carried.

         6.7.  COMPLIANCE WITH LAWS.  The  Borrower  will,  and  will cause each
Subsidiary to, comply with all laws, rules, regulations, orders, writs, judgments, injunctions, decrees or awards to which it may be subject including, without limitation, all Environmental Laws.

         6.8. MAINTENANCE OF PROPERTIES. The Borrower will, and will cause each Subsidiary to, do all things necessary to maintain, preserve, protect and keep its Property in good repair, working order and condition, and make all necessary and proper repairs, renewals and replacements so that its business carried on in connection therewith may be properly conducted at all times.

         6.9. INSPECTION. The Borrower will, and will cause each Subsidiary to, permit the Managing Agent and the Lenders, by their respective representatives and agents, to inspect any of the Property, books and financial records of the Borrower and each Subsidiary, to examine and make copies of the books of accounts and other financial records of the Borrower and each Subsidiary, and to discuss the affairs, finances and accounts of the Borrower and each Subsidiary with, and to be advised as to the same by, their respective officers at such reasonable times and intervals as the Managing Agent or any Lender may designate.

         6.10. DIVIDENDS. The Borrower will not, nor will it permit any Subsidiary to, declare or pay any dividends or make any distributions on its capital stock (other than dividends payable in its own capital stock) or redeem, repurchase or otherwise acquire or retire any of its capital stock at any time outstanding, except that: (i) any Subsidiary may declare and pay dividends or make distributions to the Borrower or to a Wholly-Owned Subsidiary, and (ii) so long as there does not exist a Default or an Unmatured Default and the same would not exist following the making of such payment, the Borrower may pay dividends on preferred stock in a face amount not to exceed $150,000,000.00.

          6.11. INDEBTEDNESS. The Borrower will not, nor will it permit any Subsidiary to, create, incur or suffer to exist any Indebtedness, except:

         (i)   The Loans and the Reimbursement Obligations.

         (ii) Indebtedness existing on the date hereof and described in Schedule 2.

         (iii)  Other   Indebtedness   which  when  added  to  the  Indebtedness
outstanding  and  permitted   under   subsection  (ii)  above  does  not  exceed
$10,000,000.00.

         6.12. MERGER. The Borrower will not, nor will it permit any Subsidiary to, merge or consolidate with or into any other Person, except that a Subsidiary may merge into the Borrower or a Wholly-Owned Subsidiary.

         6.13. SALE OF ASSETS. The Borrower will not, nor will it permit any Subsidiary to, lease, sell or otherwise dispose of its Property to any other Person, except:

         (i)   Sales of inventory in the ordinary course of business.

         (ii) Leases, sales or other dispositions of its Property that, together with all other Property of the Borrower and its Subsidiaries previously leased, sold or disposed of (other than inventory in the ordinary course of business) as permitted by this Section during the twelve-month period ending with the month in which any such lease, sale or other disposition occurs, do not constitute a Substantial Portion of the Property of the Borrower and its Subsidiaries.

         6.14. INVESTMENTS AND ACQUISITIONS. The Borrower will not, nor will it permit any Subsidiary to, make or suffer to exist any Investments (including without limitation, loans and advances to, and other Investments in, Subsidiaries), or commitments therefor, or to create any Subsidiary or to become or remain a partner in any partnership or joint venture, or to make any Acquisition of any Person, except:

         (i)   Cash Equivalent Investments.

         (ii) Existing Investments in Subsidiaries and other Investments in existence on the date hereof and described in Schedule 1.

         (iii) Other Investments and Acquisitions made during any consecutive twelve-month period, tested as of the end of each fiscal quarter, for a total consideration which when added to Capital Expenditures in excess of Maintenance Capital Expenditures during such period does not exceed: (a) for any single or series of related transactions, 10% of Consolidated Net Worth as of the date of consummation of such Investment or Acquisition, or (b) for all such transactions, 20% of Consolidated Net Worth as of the date of consummation of the most recent of such Investment or Acquisition.

         6.15. LIENS. The Borrower will not, nor will it permit any Subsidiary to, create, incur, or suffer to exist any Lien in, of or on the Property of the Borrower or any of its Subsidiaries, except:

         (i) Liens for taxes, assessments or governmental charges or levies on its Property if the same shall not at the time be delinquent or thereafter can be paid without penalty, or are being contested in good faith and by appropriate proceedings and for which adequate reserves in accordance with Agreement Accounting Principles shall have been set aside on its books.

         (ii) Liens imposed by law, such as carriers', warehousemen's and mechanics' liens and other similar liens arising in the ordinary course of business which secure payment of obligations not more than 60 days past due or which are being contested in good faith by appropriate proceedings and for which adequate reserves shall have been set aside on its books.

         (iii)  Liens  arising  out  of  pledges  or  deposits   under  worker's
compensation laws, unemployment insurance, old age pensions, or other social security or retirement benefits, or similar legislation.

         (iv) Utility easements, building restrictions and such other encumbrances or charges against real property as are of a nature generally existing with respect to properties of a similar character and which do not in any material way affect the marketability of the same or interfere with the use thereof in the business of the Borrower or its Subsidiaries.

         (v) Liens existing on the date hereof and described in Schedule 2.

         6.16. CAPITAL EXPENDITURES. The Borrower will not, nor will it permit any Subsidiary to, expend, or be committed to expend, for Capital Expenditures during any fiscal period that dollar amount which would cause the Borrower to be in violation of the provisions of Section 6.14(iii) above.

         6.17. YEAR 2000. The Borrower will take and will cause each of its Subsidiaries to take all such actions as are reasonably necessary to successfully implement the Year 2000 Program and to assure that Year 2000 Issues will not have a Material Adverse Effect. At the request of the Managing Agent, the Borrower will provide a description of the Year 2000 Program, together with any updates or progress reports with respect thereto.

         6.18. AFFILIATES. The Borrower will not, and will not permit any Subsidiary to, enter into any transaction (including, without limitation, the purchase or sale of any Property or service) with, or make any payment or transfer to, any Affiliate except in the ordinary course of business and pursuant to the reasonable requirements of the Borrower's or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Borrower or such Subsidiary than the Borrower or such Subsidiary would obtain in a comparable arms-length transaction.

         6.19. AMENDMENTS TO AGREEMENTS. The Borrower will not, and will not permit any Subsidiary to, amend, extend or otherwise modify the Senior Unsecured Notes or any document relating thereto (it being expressly agreed and understood by the parties hereto that the prepayment of the Senior Unsecured Notes at par shall not constitute a violation of this Section 6.19).

         6.20. SUBORDINATED INDEBTEDNESS. The Borrower will not, and will not permit any Subsidiary to, make any amendment or modification to the indenture, note or other agreement evidencing or governing any Subordinated Indebtedness, or directly or indirectly voluntarily prepay, defease or in substance defease, purchase, redeem, retire or otherwise acquire, any Subordinated Indebtedness.

         6.21. SALE OF ACCOUNTS. The Borrower will not, nor will it permit any Subsidiary to, sell or otherwise dispose of any notes receivable or accounts receivable, with or without recourse.

          6.22. SALE AND LEASEBACK TRANSACTIONS AND OTHER OFF-BALANCE SHEET LIABILITIES. The Borrower will not, nor will it permit any Subsidiary to, enter into or suffer to exist any (i) Sale and Leaseback Transaction or (ii) any other transaction pursuant to which it incurs or has incurred Off-Balance Sheet Liabilities.

         6.23. CONTINGENT OBLIGATIONS. The Borrower will not, nor will it permit any Subsidiary to, make or suffer to exist any Contingent Obligation (including, without limitation, any Contingent Obligation with respect to the obligations of a Subsidiary), except (i) by endorsement of instruments for deposit or collection in the ordinary course of business, (ii) the Reimbursement Obligations and (iii) Contingent Obligations set forth on SCHEDULE 2 hereto.

         6.24.  FINANCIAL COVENANTS.

                  6.24.1. FIXED CHARGE COVERAGE RATIO. The Borrower will not permit the ratio, determined as of the end of each of its fiscal quarters for the then most-recently ended four fiscal quarters, of (i) Consolidated EBITDA plus Consolidated Rentals and minus Maintenance Capital Expenditures, expenses for taxes paid or accrued and cash dividends paid or accrued, to (ii) Consolidated Interest Expense, plus Consolidated Rentals, plus current maturities of Indebtedness (including the principal portion of Capitalized Lease Obligations but excluding the current portion of the Obligations hereunder), all calculated for the Borrower and its Subsidiaries on a consolidated basis, to be less than 1.75 to 1.0.

                  6.24.2. LEVERAGE RATIO. The Borrower will not permit the ratio, determined as of the end of each of its fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated EBITDA for the then most-recently ended four fiscal quarters to be greater than 2.0 to 1.0.

                  6.24.3. MINIMUM NET WORTH. The Borrower will at all times maintain Consolidated Net Worth of not less than the sum of (i) 80% of its Consolidated Net Worth at August 31, 1999, plus (ii) 40% of Consolidated Net Income earned in each fiscal quarter beginning with the quarter ending November 30, 1999 (without deduction for losses), and plus (iii) 80% of the net proceeds of any equity offering consummated after August 31, 1999.


                                   ARTICLE VII

                                    DEFAULTS
                                    --------


         The occurrence of any one or more of the following events shall constitute a Default:

          7.1. Any representation or warranty made or deemed made by or on behalf of the Borrower or any of its Subsidiaries to the Lenders or the Managing Agent under or in connection with this Agreement, any Credit Extension, or any certificate or information delivered in connection with this Agreement or any other Loan Document shall be materially false on the date as of which made.

          7.2. Nonpayment of principal of any Loan when due, nonpayment of any Reimbursement Obligation within one Business Day after the same becomes due, or nonpayment of interest upon any Loan or of any commitment fee, LC Fee or other obligations under any of the Loan Documents within five days after the same becomes due.

          7.3. The breach by the Borrower of any of the terms or  provisions  of
Article VI.

          7.4. The breach by the Borrower (other than a breach which constitutes a Default under another Section of this Article VII) of any of the terms or provisions of this Agreement which is not remedied within five days after written notice from the Managing Agent or any Lender.

          7.5. Failure of the Borrower or any of its Subsidiaries to pay when due any other Indebtedness, including, without limitation, the Senior Unsecured Notes or the default by the Borrower or any of its Subsidiaries in the performance (beyond the applicable grace period with respect thereto, if any) of any term, provision or condition contained in any agreement under which any such Indebtedness was created or is governed, or any other event shall occur or condition exist, the effect of which default or event is to cause, or to permit the holder or holders of such Indebtedness to cause, such Indebtedness to become due prior to its stated maturity; or any Indebtedness of the Borrower or any of its Subsidiaries shall be declared to be due and payable or required to be prepaid or repurchased (other than by a regularly scheduled payment) prior to the stated maturity thereof; or the Borrower or any of its Subsidiaries shall not pay, or admit in writing its inability to pay, its debts generally as they become due.

          7.6. The Borrower or any of its Subsidiaries shall (i) have an order for relief entered with respect to it under the Federal bankruptcy laws as now or hereafter in effect, (ii) make an assignment for the benefit of creditors,
(iii) apply for, seek, consent to, or acquiesce in, the appointment of a receiver, custodian, trustee, examiner, liquidator or similar official for it or any Substantial Portion of its Property, (iv) institute any proceeding seeking an order for relief under the Federal bankruptcy laws as now or hereafter in effect or seeking to adjudicate it a bankrupt or insolvent, or seeking dissolution, winding up, liquidation, reorganization, arrangement, adjustment or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors or fail to file an answer or other pleading denying the material allegations of any such proceeding filed against it, (v) take any corporate or partnership action to authorize or effect any of the foregoing actions set forth in this Section 7.6 or (vi) fail to contest in good faith any appointment or proceeding described in Section 7.7.

          7.7. Without the application, approval or consent of the Borrower or any of its Subsidiaries, a receiver, trustee, examiner, liquidator or similar official shall be appointed for the Borrower or any of its Subsidiaries or any Substantial Portion of its Property, or a proceeding described in Section 7.6(iv) shall be instituted against the Borrower or any of its Subsidiaries and such appointment continues undischarged or such proceeding continues undismissed or unstayed for a period of 60 consecutive days.

          7.8. Any court, government or governmental agency shall condemn, seize or otherwise appropriate, or take custody or control of, all or any portion of the Property of the Borrower and its Subsidiaries which, when taken together with all other Property of the Borrower and its Subsidiaries so condemned, seized, appropriated, or taken custody or control of, during the twelve-month period ending with the month in which any such action occurs, constitutes a Substantial Portion.

          7.9. The Borrower or any of its Subsidiaries shall fail within 30 days to pay, bond or otherwise discharge one or more (i) judgments or orders for the payment of money in excess of $5,000,000.00 (or the equivalent thereof in currencies other than U.S. Dollars) in the aggregate, or (ii) nonmonetary judgments or orders which, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect, which judgment(s), in any such case, is/are not stayed on appeal or otherwise being appropriately contested in good faith.

         7.10. The Unfunded Liabilities of all Single Employer Plans shall exceed in the aggregate $5,000,000.00 or any Reportable Event shall occur in connection with any Plan.

         7.11. Any Change in Control shall occur.



                                  ARTICLE VIII

                 ACCELERATION, WAIVERS, AMENDMENTS AND REMEDIES
                 ----------------------------------------------


         8.1.     ACCELERATION; FACILITY LC COLLATERAL ACCOUNT.

          (i) If any Default described in Section 7.6 or 7.7 occurs with respect to the Borrower, the obligations of the Lenders to make Loans hereunder and the obligation and power of the LC Issuer to issue Facility LCs shall automatically terminate and the Obligations shall immediately become due and payable without any election or action on the part of the Managing Agent, the LC Issuer or any Lender and the Borrower will be and become thereby unconditionally obligated, without any further notice, act or demand, to pay to the Agent an amount in immediately available funds, which funds shall be held in the Facility LC Collateral Account, equal to the difference of (x) the amount of LC Obligations at such time, less (y) the amount on deposit in the Facility LC Collateral Account at such time which is free and clear of all rights and claims of third parties and has not been applied against the Obligations (such difference, the "Collateral Shortfall Amount"). If any other Default occurs, the Required Lenders (or the Managing Agent with the consent of the Required Lenders) may (a) terminate or suspend the obligations of the Lenders to make Loans hereunder and the obligation and power of the LC Issuer to issue Facility LCs, or declare the Obligations to be due and payable, or both, whereupon the Obligations shall become immediately due and payable, without presentment, demand, protest or notice of any kind, all of which the Borrower hereby expressly waives, and (b) upon notice to the Borrower and in addition to the continuing right to demand payment of all amounts payable under this Agreement, make demand on the Borrower to pay, and the Borrower will, forthwith upon such demand and without any further notice or act, pay to the Agent the Collateral Shortfall Amount, which funds shall be deposited in the Facility LC Collateral Account..

         (ii) If at any time while any Default is continuing, the Agent determines that the Collateral Shortfall Amount at such time is greater than zero, the Agent may make demand on the Borrower to pay, and the Borrower will, forthwith upon such demand and without any further notice or act, pay to the Agent the Collateral Shortfall Amount, which funds shall be deposited in the Facility LC Collateral Account.

         (iii) The Agent may at any time or from time to time after funds are deposited in the Facility LC Collateral Account, apply such funds to the payment of the Obligations and any other amounts as shall from time to time have become due and payable by the Borrower to the Lenders or the LC Issuer under the Loan Documents.

         (iv) At any time while any Default is continuing, neither the Borrower nor any Person claiming on behalf of or through the Borrower shall have any right to withdraw any of the funds held in the Facility LC Collateral Account. After all of the Obligations have been indefeasibly paid in full and the Aggregate Commitment has been terminated, any funds remaining in the Facility LC Collateral Account shall be returned by the Agent to the Borrower or paid to whomever may be legally entitled thereto at such time.

         (v) If, within 30 days after acceleration of the maturity of the Obligations or termination of the obligations of the Lenders to make Loans and the obligation and power of the LC Issuer to issue Facility LCs hereunder as a result of any Default (other than any Default as described in Section 7.6 or 7.7 with respect to the Borrower) and before any judgment or decree for the payment of the Obligations due shall have been obtained or entered, the Required Lenders (in their sole discretion) shall so direct, the Managing Agent shall, by notice to the Borrower, rescind and annul such acceleration and/or termination.

         8.2. AMENDMENTS. Subject to the provisions of this Article VIII, the Required Lenders (or the Managing Agent with the consent in writing of the Required Lenders) and the Borrower may enter into agreements supplemental hereto for the purpose of adding or modifying any provisions to the Loan Documents or changing in any manner the rights of the Lenders or the Borrower hereunder or waiving any Default hereunder; PROVIDED, HOWEVER, that no such supplemental agreement shall, without the consent of all of the Lenders:

         (i) Extend the final maturity of any Loan, or extend the expiry date of any Facility LC to a date after the Facility Termination Date or postpone any regularly scheduled payment of principal of any Loan or forgive all or any portion of the principal amount thereof or any Reimbursement Obligation related thereto, or reduce the rate or extend the time of payment of interest or fees thereon or Reimbursement Obligations related thereto.

         (ii) Reduce the percentage specified in the definition of Required Lenders.

         (iii) Extend the Facility Termination Date or reduce the amount or extend the payment date for, the mandatory payments required under Section 2.2, or increase the amount of the Aggregate Commitment, the Commitment of any Lender hereunder or the commitment to issue Facility LCs, or permit the Borrower to assign its rights under this Agreement.

         (iv) Amend this Section 8.2.

No amendment of any provision of this Agreement relating to the Managing Agent shall be effective without the written consent of the Managing Agent, and no amendment of any provision relating to the LC Issuer shall be effective without the written consent of the LC Issuer. The Managing Agent may waive payment of the fee required under Section 12.3.2 without obtaining the consent of any other party to this Agreement.

         8.3. PRESERVATION OF RIGHTS. No delay or omission of the Lenders, the LC Issuer or the Managing Agent to exercise any right under the Loan Documents shall impair such right or be construed to be a waiver of any Default or an acquiescence therein, and the making of a Credit Extension notwithstanding the existence of a Default or the inability of the Borrower to satisfy the conditions precedent to such Credit Extension shall not constitute any waiver or acquiescence. Any single or partial exercise of any such right shall not preclude other or further exercise thereof or the exercise of any other right, and no waiver, amendment or other variation of the terms, conditions or provisions of the Loan Documents whatsoever shall be valid unless in writing signed by the Lenders required pursuant to Section 8.2, and then only to the extent in such writing specifically set forth. All remedies contained in the Loan Documents or by law afforded shall be cumulative and all shall be available to the Managing Agent, the LC Issuer and the Lenders until the Obligations have been paid in full.


                                   ARTICLE IX

                               GENERAL PROVISIONS
                               ------------------


         9.1. SURVIVAL OF REPRESENTATIONS. All representations and warranties of the Borrower contained in this Agreement shall survive the making of the Credit Extensions herein contemplated.

         9.2. GOVERNMENTAL REGULATION. Anything contained in this Agreemen to the contrary notwithstanding, neither the LC Issuer nor any Lender shall be obligated to extend credit to the Borrower in violation of any limitation or prohibition provided by any applicable statute or regulation.

         9.3. HEADINGS.   Section  headings  in  the  Loan   Documents  are  for
convenience of reference only, and shall not govern the interpretation of any of the provisions of the Loan Documents.

         9.4. ENTIRE AGREEMENT. The Loan Documents embody the entire agreement and understanding among the Borrower, the Managing Agent, the LC Issuer and the Lenders and supersede all prior agreements and understandings among the Borrower, the Managing Agent, the LC Issuer and the Lenders relating to the subject matter thereof other than any fee letter described in Section 10.13.

         9.5. SEVERAL OBLIGATIONS; BENEFITS OF THIS AGREEMENT. The respective obligations of the Lenders hereunder are several and not joint and no Lender shall be the partner or agent of any other (except to the extent to which the Managing Agent is authorized to act as such). The failure of any Lender to perform any of its obligations hereunder shall not relieve any other Lender from any of its obligations hereunder. This Agreement shall not be construed so as to confer any right or benefit upon any Person other than the parties to this Agreement and their respective successors and assigns, provided, however, that the parties hereto expressly agree that the Arranger shall enjoy the benefits of the provisions of Sections 9.6, 9.10 and 10.11 to the extent specifically set forth therein and shall have the right to enforce such provisions on its own behalf and in its own name to the same extent as if it were a party to this Agreement.

         9.6. EXPENSES; INDEMNIFICATION. (i) The Borrower shall reimburse the Managing Agent and the Arranger for any costs, internal charges and out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Managing Agent, which attorneys may be employees of the Managing Agent) paid or incurred by the Managing Agent or the Arranger in connection with the preparation, negotiation, execution, delivery, syndication, review, amendment, modification, and administration of the Loan Documents. The Borrower also agrees to reimburse the Managing Agent, the Arranger, the LC Issuer and the Lenders for any costs, internal charges and out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Managing Agent, the Arranger, the LC Issuer and the Lenders, which attorneys may be employees of the Managing Agent, the Arranger, the LC Issuer or the Lenders) paid or incurred by the Managing Agent, the Arranger, the LC Issuer or any Lender in connection with the collection and enforcement of the Loan Documents. Expenses being reimbursed by the Borrower under this Section include, without limitation, costs and expenses incurred in connection with the Reports described in the following sentence. The Borrower acknowledges that from time to time Bank One may prepare and may distribute to the Lenders (but shall have no obligation or duty to prepare or to distribute to the Lenders) certain audit reports (the "Reports") pertaining to the Borrower's assets for internal use by Bank One from information furnished to it by or on behalf of the Borrower, after Bank One has exercised its rights of inspection pursuant to this Agreement.

         (ii) The Borrower hereby further agrees to indemnify the Managing Agent, the Arranger, the LC Issuer, each Lender, their respective affiliates, and each of their directors, officers and employees against all losses, claims, damages, penalties, judgments, liabilities and expenses (including, without limitation, all expenses of litigation or preparation therefor whether or not the Managing Agent, the Arranger, the LC Issuer or any Lender is a party thereto) which any of them may pay or incur arising out of or relating to this Agreement, the other Loan Documents, the transactions contemplated hereby or the direct or indirect application or proposed application of the proceeds of any Credit Extension hereunder except to the extent that they are determined in a final non-appealable judgment by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of the party seeking indemnification. The obligations of the Borrower under this Section 9.6 shall survive the termination of this Agreement.

         9.7. NUMBERS OF DOCUMENTS. All statements, notices, closing documents, and requests hereunder shall be furnished to the Managing Agent with sufficient counterparts so that the Managing Agent may furnish one to each of the Lenders.

         9.8. ACCOUNTING. Except as provided to the contrary herein, all accounting terms used herein shall be interpreted and all accounting determinations hereunder shall be made in accordance with Agreement Accounting Principles.

         9.9. SEVERABILITY OF PROVISIONS. Any provision in any Loan Document that is held to be inoperative, unenforceable, or invalid in any jurisdiction shall, as to that jurisdiction, be inoperative, unenforceable, or invalid without affecting the remaining provisions in that jurisdiction or the operation, enforceability, or validity of that provision in any other jurisdiction, and to this end the provisions of all Loan Documents are declared to be severable.

         9.10. NONLIABILITY OF LENDERS. The relationship between the Borrower on the one hand and the Lenders, the LC Issuer and the Managing Agent on the other hand shall be solely that of borrower and lender. Neither the Managing Agent, the Arranger, the LC Issuer nor any Lender shall have any fiduciary responsibilities to the Borrower. Neither the Managing Agent, the Arranger, the LC Issuer nor any Lender undertakes any responsibility to the Borrower to review or inform the Borrower of any matter in connection with any phase of the Borrower's business or operations. The Borrower agrees that neither the Managing Agent, the Arranger, the LC Issuer nor any Lender shall have liability to the Borrower (whether sounding in tort, contract or otherwise) for losses suffered by the Borrower in connection with, arising out of, or in any way related to, the transactions contemplated and the relationship established by the Loan Documents, or any act, omission or event occurring in connection therewith, unless it is determined in a final non-appealable judgment by a court of competent jurisdiction that such losses resulted from the gross negligence or willful misconduct of the party from which recovery is sought. Neither the Managing Agent, the Arranger, the LC Issuer nor any Lender shall have any liability with respect to, and the Borrower hereby waives, releases and agrees not to sue for, any special, indirect or consequential damages suffered by the Borrower in connection with, arising out of, or in any way related to the Loan Documents or the transactions contemplated thereby.

         9.11. CONFIDENTIALITY. Each Lender agrees to hold any confidential information which it may receive from the Borrower pursuant to this Agreement in confidence, except for disclosure (i) to its Affiliates and to other Lenders and their respective Affiliates, (ii) to legal counsel, accountants, and other professional advisors to such Lender or to a Transferee, (iii) to regulatory officials, (iv) to any Person as requested pursuant to or as required by law, regulation, or legal process, (v) to any Person in connection with any legal proceeding to which such Lender is a party, (vi) to such Lender's direct or indirect contractual counterparties in swap agreements or to legal counsel, accountants and other professional advisors to such counterparties, (vii) to rating agencies if requested or required by such agencies in connection with a rating relating to the Advances hereunder and (viii) permitted by Section 12.4.

         9.12. NONRELIANCE. Each Lender hereby represents that it is not relying on or looking to any margin stock (as defined in Regulation U of the Board of Governors of the Federal Reserve System) for the repayment of the Credit Extensions provided for herein.

         9.13. DISCLOSURE. The Borrower and each Lender hereby (i) acknowledge and agree that Bank One and/or its Affiliates from time to time may hold investments in, make other loans to or have other relationships with the Borrower and its Affiliates, and (ii) waive any liability of Bank One or such Affiliate of Bank One to the Borrower or any Lender, respectively, arising out of or resulting from such investments, loans or relationships other than liabilities arising out of the gross negligence or willful misconduct of Bank One or its Affiliates.


                                    ARTICLE X

                                    THE AGENT
                                    ---------


         10.1. APPOINTMENT; NATURE OF RELATIONSHIP. Bank One, NA is hereby appointed by each of the Lenders as its contractual representative (herein referred to as the "Managing Agent") hereunder and under each other Loan Document, and each of the Lenders irrevocably authorizes the Managing Agent to act as the contractual representative of such Lender with the rights and duties expressly set forth herein and in the other Loan Documents. The Managing Agent agrees to act as such contractual representative upon the express conditions contained in this Article X. Notwithstanding the use of the defined term "Managing Agent," it is expressly understood and agreed that the Managing Agent shall not have any fiduciary responsibilities to any Lender by reason of this Agreement or any other Loan Document and that the Managing Agent is merely acting as the contractual representative of the Lenders with only those duties as are expressly set forth in this Agreement and the other Loan Documents. In its capacity as the Lenders' contractual representative, the Managing Agent (i) does not hereby assume any fiduciary duties to any of the Lenders, (ii) is a "representative" of the Lenders within the meaning of Section 9-105 of the Uniform Commercial Code and (iii) is acting as an independent contractor, the rights and duties of which are limited to those expressly set forth in this Agreement and the other Loan Documents. Each of the Lenders hereby agrees to assert no claim against the Managing Agent on any agency theory or any other theory of liability for breach of fiduciary duty, all of which claims each Lender hereby waives.

         10.2. POWERS. The Managing Agent shall have and may exercise such powers under the Loan Documents as are specifically delegated to the Managing Agent by the terms of each thereof, together with such powers as are reasonably incidental thereto. The Managing Agent shall have no implied duties to the Lenders, or any obligation to the Lenders to take any action thereunder except any action specifically provided by the Loan Documents to be taken by the Managing Agent.

         10.3. GENERAL IMMUNITY. Neither the Managing Agent nor any of its directors, officers, agents or employees shall be liable to the Borrower, the Lenders or any Lender for any action taken or omitted to be taken by it or them hereunder or under any other Loan Document or in connection herewith or therewith except to the extent such action or inaction is determined in a final non-appealable judgment by a court of competent jurisdiction to have arisen from the gross negligence or willful misconduct of such Person.

         10.4. NO RESPONSIBILITY FOR LOANS, RECITALS, ETC. Neither the Managing Agent nor any of its directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into, or verify (a) any statement, warranty or representation made in connection with any Loan Document or any borrowing hereunder; (b) the performance or observance of any of the covenants or agreements of any obligor under any Loan Document, including, without limitation, any agreement by an obligor to furnish information directly to each Lender; (c) the satisfaction of any condition specified in Article IV, except receipt of items required to be delivered solely to the Managing Agent;
(d) the existence or possible existence of any Default or Unmatured Default; (e) the validity, enforceability, effectiveness, sufficiency or genuineness of any Loan Document or any other instrument or writing furnished in connection therewith; (f) the value, sufficiency, creation, perfection or priority of any Lien in any collateral security; or (g) the financial condition of the Borrower or any guarantor of any of the Obligations or of any of the Borrower's or any such guarantor's respective Subsidiaries. The Managing Agent shall have no duty to disclose to the Lenders information that is not required to be furnished by the Borrower to the Managing Agent at such time, but is voluntarily furnished by the Borrower to the Managing Agent (either in its capacity as Managing Agent or in its individual capacity).

         10.5. ACTION ON INSTRUCTIONS OF LENDERS. The Managing Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder and under any other Loan Document in accordance with written instructions signed by the Required Lenders, and such instructions and any action taken or failure to act pursuant thereto shall be binding on all of the Lenders. The Lenders hereby acknowledge that the Managing Agent shall be under no duty to take any discretionary action permitted to be taken by it pursuant to the provisions of this Agreement or any other Loan Document unless it shall be requested in writing to do so by the Required Lenders. The Managing Agent shall be fully justified in failing or refusing to take any action hereunder and under any other Loan Document unless it shall first be indemnified to its satisfaction by the Lenders pro rata against any and all liability, cost and expense that it may incur by reason of taking or continuing to take any such action.

         10.6. EMPLOYMENT OF MANAGING AGENTS AND COUNSEL. The Managing Agent may execute any of its duties as Managing Agent hereunder and under any other Loan Document by or through employees, agents, and attorneys-in-fact and shall not be answerable to the Lenders, except as to money or securities received by it or its authorized agents, for the default or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. The Managing Agent shall be entitled to advice of counsel concerning the contractual arrangement between the Managing Agent and the Lenders and all matters pertaining to the Managing Agent's duties hereunder and under any other Loan Document.

         10.7. RELIANCE ON DOCUMENTS; COUNSEL. The Managing Agent shall be entitled to rely upon any Note, notice, consent, certificate, affidavit, letter, telegram, statement, paper or document believed by it to be genuine and correct and to have been signed or sent by the proper person or persons, and, in respect to legal matters, upon the opinion of counsel selected by the Managing Agent, which counsel may be employees of the Managing Agent.

         10.8. MANAGING AGENT'S REIMBURSEMENT AND INDEMNIFICATION. The Lenders agree to reimburse and indemnify the Managing Agent ratably in proportion to their respective Commitments (or, if the Commitments have been terminated, in proportion to their Commitments immediately prior to such termination) (i) for any amounts not reimbursed by the Borrower for which the Managing Agent is entitled to reimbursement by the Borrower under the Loan Documents, (ii) for any other expenses incurred by the Managing Agent on behalf of the Lenders, in connection with the preparation, execution, delivery, administration and enforcement of the Loan Documents (including, without limitation, for any expenses incurred by the Managing Agent in connection with any dispute between the Managing Agent and any Lender or between two or more of the Lenders) and
(iii) for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Managing Agent in any way relating to or arising out of the Loan Documents or any other document delivered in connection therewith or the transactions contemplated thereby (including, without limitation, for any such amounts incurred by or asserted against the Managing Agent in connection with any dispute between the Managing Agent and any Lender or between two or more of the Lenders), or the enforcement of any of the terms of the Loan Documents or of any such other documents, provided that (i) no Lender shall be liable for any of the foregoing to the extent any of the foregoing is found in a final non-appealable judgment by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of the Managing Agent and (ii) any indemnification required pursuant to Section 3.5(vii) shall, notwithstanding the provisions of this Section 10.8, be paid by the relevant Lender in accordance with the provisions thereof. The obligations of the Lenders under this Section 10.8 shall survive payment of the Obligations and termination of this Agreement.

         10.9. NOTICE OF DEFAULT. The Managing Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Unmatured Default hereunder unless the Managing Agent has received written notice from a Lender or the Borrower referring to this Agreement describing such Default or Unmatured Default and stating that such notice is a "notice of default". In the event that the Managing Agent receives such a notice, the Managing Agent shall give prompt notice thereof to the Lenders.

         10.10. RIGHTS AS A LENDER. In the event the Managing Agent is a Lender, the Managing Agent shall have the same rights and powers hereunder and under any other Loan Document with respect to its Commitment and its Loans as any Lender and may exercise the same as though it were not the Managing Agent, and the term "Lender" or "Lenders" shall, at any time when the Managing Agent is a Lender, unless the context otherwise indicates, include the Managing Agent in its individual capacity. The Managing Agent and its Affiliates may accept deposits from, lend money to, and generally engage in any kind of trust, debt, equity or other transaction, in addition to those contemplated by this Agreement or any other Loan Document, with the Borrower or any of its Subsidiaries in which the Borrower or such Subsidiary is not restricted hereby from engaging with any other Person.

         10.11. LENDER CREDIT DECISION. Each Lender acknowledges that it has, independently and without reliance upon the Managing Agent, the Arranger or any other Lender and based on the financial statements prepared by the Borrower and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement and the other Loan Documents. Each Lender also acknowledges that it will, independently and without reliance upon the Managing Agent, the Arranger or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement and the other Loan Documents.

         10.12. SUCCESSOR MANAGING AGENT. The Managing Agent may resign at any time by giving written notice thereof to the Lenders and the Borrower, such resignation to be effective upon the appointment of a successor Managing Agent or, if no successor Managing Agent has been appointed, forty-five days after the retiring Managing Agent gives notice of its intention to resign. The Managing Agent may be removed at any time with or without cause by written notice received by the Managing Agent from the Required Lenders, such removal to be effective on the date specified by the Required Lenders. Upon any such resignation or removal, the Required Lenders shall have the right to appoint, on behalf of the Borrower and the Lenders, a successor Managing Agent. If no successor Managing Agent shall have been so appointed by the Required Lenders within thirty days after the resigning Managing Agent's giving notice of its intention to resign, then the resigning Managing Agent may appoint, on behalf of the Borrower and the Lenders, a successor Managing Agent. Notwithstanding the previous sentence, the Managing Agent may at any time without the consent of the Borrower or any Lender, appoint any of its Affiliates which is a commercial bank as a successor Managing Agent hereunder. If the Managing Agent has resigned or been removed and no successor Managing Agent has been appointed, the Lenders may perform all the duties of the Managing Agent hereunder and the Borrower shall make all payments in respect of the Obligations to the applicable Lender and for all other purposes shall deal directly with the Lenders. No successor Managing Agent shall be deemed to be appointed hereunder until such successor Managing Agent has accepted the appointment. Any such successor Managing Agent shall be a commercial bank having capital and retained earnings of at least $100,000,000. Upon the acceptance of any appointment as Managing Agent hereunder by a successor Managing Agent, such successor Managing Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the resigning or removed Managing Agent. Upon the effectiveness of the resignation or removal of the Managing Agent, the resigning or removed Managing Agent shall be discharged from its duties and obligations hereunder and under the Loan Documents. After the effectiveness of the resignation or removal of an Managing Agent, the provisions of this Article X shall continue in effect for the benefit of such Managing Agent in respect of any actions taken or omitted to be taken by it while it was acting as the Managing Agent hereunder and under the other Loan Documents. In the event that there is a successor to the Managing Agent by merger, or the Managing Agent assigns its duties and obligations to an Affiliate pursuant to this Section 10.12, then the term "Corporate Base Rate" as used in this Agreement shall mean the prime rate, base rate or other analogous rate of the new Managing Agent.

         10.13. MANAGING AGENT'S FEE. The Borrower agrees to pay to the Managing Agent, for its own account, such fees as may be agreed to in writing by the Borrower and the Managing Agent from time to time.

         10.14. DELEGATION TO AFFILIATES. The Borrower and the Lenders agree that the Managing Agent may delegate any of its duties under this Agreement to any of its Affiliates. Any such Affiliate (and such Affiliate's directors, officers, agents and employees) which performs duties in connection with this Agreement shall be entitled to the same benefits of the indemnification, waiver and other protective provisions to which the Managing Agent is entitled under Articles IX and X.

         10.15. MANAGING AGENT, CO-AGENTS, DOCUMENTATION AGENT, SYNDICATION AGENT, ETC. Neither any of the Lenders identified in this Agreement as the "Managing Agent" or a "Co-Agent" nor the Documentation Agent or the Syndication Agent shall have any right, power, obligation, liability, responsibility or duty under this Agreement other than those applicable to all Lenders as such. Without limiting the foregoing, none of such Lenders shall have or be deemed to have a fiduciary relationship with any Lender. Each Lender hereby makes the same acknowledgments with respect to such Lenders as it makes with respect to the Managing Agent in Section 10.11.


                                   ARTICLE XI

                            SETOFF; RATABLE PAYMENTS
                            ------------------------


         11.1. SETOFF. In addition to, and without limitation of, any rights of the Lenders under applicable law, if the Borrower becomes insolvent, however evidenced, or any Default occurs, any and all deposits (including all account balances, whether provisional or final and whether or not collected or available) and any other Indebtedness at any time held or owing by any Lender or any Affiliate of any Lender to or for the credit or account of the Borrower may be offset and applied toward the payment of the Obligations owing to such Lender, whether or not the Obligations, or any part thereof, shall then be due.

         11.2. RATABLE PAYMENTS. If any Lender, whether by setoff or otherwise, has payment made to it upon its Outstanding Credit Extensions (other than payments received pursuant to Section 3.1, 3.2, 3.4 or 3.5) in a greater proportion than that received by any other Lender, such Lender agrees, promptly upon demand, to purchase a portion of the Aggregate Outstanding Credit Exposure held by the other Lenders so that after such purchase each Lender will hold its Pro Rata Share of the Aggregate Outstanding Credit Exposure. If any Lender, whether in connection with setoff or amounts which might be subject to setoff or otherwise, receives collateral or other protection for its Obligations or such amounts which may be subject to setoff, such Lender agrees, promptly upon demand, to take such action necessary such that all Lenders share in the benefits of such collateral ratably in proportion to their respective Pro Rata Shares of the Aggregate Outstanding Credit Exposure. In case any such payment is disturbed by legal process, or otherwise, appropriate further adjustments shall be made.


                                   ARTICLE XII

                BENEFIT OF AGREEMENT; ASSIGNMENTS; PARTICIPATIONS
                -------------------------------------------------


         12.1. SUCCESSORS AND ASSIGNS. The terms and provisions of the Loan Documents shall be binding upon and inure to the benefit of the Borrower and the Lenders and their respective successors and assigns, except that (i) the Borrower shall not have the right to assign its rights or obligations under the

Loan Documents and (ii) any assignment by any Lender must be made in compliance with Section 12.3. The parties to this Agreement acknowledge that clause (ii) of this Section 12.1 relates only to absolute assignments and does not prohibit assignments creating security interests, including, without limitation, any pledge or assignment by any Lender of all or any portion of its rights under this Agreement and any Note to a Federal Reserve Bank; provided, however, that no such pledge or assignment creating a security interest shall release the transferor Lender from its obligations hereunder unless and until the parties thereto have complied with the provisions of Section 12.3. The Managing Agent may treat the Person which made any Loan or which holds any Note as the owner thereof for all purposes hereof unless and until such Person complies with
Section 12.3; provided, however, that the Managing Agent may in its discretion (but shall not be required to) follow instructions from the Person which made any Loan or which holds any Note to direct payments relating to such Loan or Note to another Person. Any assignee of the rights to any Loan or any Note agrees by acceptance of such assignment to be bound by all the terms and provisions of the Loan Documents. Any request, authority or consent of any Person, who at the time of making such request or giving such authority or consent is the owner of the rights to any Loan (whether or not a Note has been issued in evidence thereof), shall be conclusive and binding on any subsequent holder or assignee of the rights to such Loan.

         12.2.    PARTICIPATIONS.

                  12.2.1. PERMITTED PARTICIPANTS; EFFECT. Any Lender may, in the
         ordinary course of its business and in accordance with applicable law, at any time sell to one or more banks or other entities ("Participants") participating interests in any Outstanding Credit Exposure of such Lender, any Note held by such Lender, any Commitment of such Lender or any other interest of such Lender under the Loan Documents. In the event of any such sale by a Lender of participating interests to a Participant, such Lender's obligations under the Loan Documents shall remain unchanged, such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, such Lender shall remain the owner of its Outstanding Credit Exposure and the holder of any Note issued to it in evidence thereof for all purposes under the Loan Documents, all amounts payable by the Borrower under this Agreement shall be determined as if such Lender had not sold such participating interests, and the Borrower and the Managing Agent shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under the Loan Documents.

                  12.2.2. VOTING RIGHTS. Each Lender shall retain the sole right to approve, without the consent of any Participant, any amendment, modification or waiver of any provision of the Loan Documents other than any amendment, modification or waiver with respect to any Credit Extension or Commitment in which such Participant has an interest which forgives principal, interest, fees or any Reimbursement Obligation or reduces the interest rate or fees payable with respect to any such Credit Extension or Commitment, extends the Facility Termination Date, postpones any date fixed for any regularly-scheduled payment of principal of or interest on, any Loan in which such Participant has an interest, or any regularly-scheduled payment of fees on any such Credit Extension or Commitment, releases any guarantor of any such Credit Extension or releases any collateral held in the Facility LC Collateral Account (except in accordance with the terms hereof) or all or substantially all of the collateral, if any, securing any such Credit Extension.

                    12.2.3. BENEFIT OF SETOFF. The Borrower agrees that each Participant shall be deemed to have the right of setoff provided in
          Section 11.1 in respect of its participating interest in amounts owing under the Loan Documents to the same extent as if the amount of its participating interest were owing directly to it as a Lender under the Loan Documents, provided that each Lender shall retain the right of setoff provided in Section 11.1 with respect to the amount of participating interests sold to each Participant. The Lenders agree to share with each Participant, and each Participant, by exercising the right of setoff provided in Section 11.1, agrees to share with each Lender, any amount received pursuant to the exercise of its right of setoff, such amounts to be shared in accordance with Section 11.2 as if each Participant were a Lender.

         12.3.    ASSIGNMENTS.

                  12.3.1. PERMITTED ASSIGNMENTS. Any Lender may, in the ordinary course of its business and in accordance with applicable law, at any time assign to one or more banks or other entities ("Purchasers") all or any part of its rights and obligations under the Loan Documents. Such assignment shall be substantially in the form of Exhibit C or in such other form as may be agreed to by the parties thereto. The consent of the Borrower, the Managing Agent and the LC Issuer shall be required prior to an assignment becoming effective with respect to a Purchaser which is not a Lender or an Affiliate thereof; provided, however, that if a Default has occurred and is continuing, the consent of the Borrower shall not be required. Such consent shall not be unreasonably withheld or delayed. Each such assignment with respect to a Purchaser which is not a Lender or an Affiliate thereof shall (unless each of the Borrower and the Managing Agent otherwise consents) be in an amount not less than the lesser of (i) $5,000,000.00 or (ii) the remaining amount of the assigning Lender's Commitment (calculated as at the date of such assignment) or outstanding Loans (if the applicable Commitment has been terminated).

                  12.3.2. EFFECT, EFFECTIVE DATE. Upon (i) delivery to the Managing Agent of an assignment, together with any consents required by
         Section 12.3.1, and (ii) payment of a $4,000 fee to the Managing Agent for processing such assignment (unless such fee is waived by the Managing Agent), such assignment shall become effective on the effective date specified in such assignment. The assignment shall contain a representation by the Purchaser to the effect that none of the consideration used to make the purchase of the Commitment and Outstanding Credit Exposure under the applicable assignment agreement constitutes "plan assets" as defined under ERISA and that the rights and interests of the Purchaser in and under the Loan Documents will not be "plan assets" under ERISA. On and after the effective date of such assignment, such Purchaser shall for all purposes be a Lender party to this Agreement and any other Loan Document executed by or on behalf of the Lenders and shall have all the rights and obligations of a Lender under the Loan Documents, to the same extent as if it were an original party hereto, and no further consent or action by the Borrower, the Lenders or the Managing Agent shall be required to release the transferor Lender with respect to the percentage of the Aggregate Commitment and Outstanding Credit Exposure assigned to such Purchaser. Upon the consummation of any assignment to a Purchaser pursuant to this
         Section 12.3.2, the transferor Lender, the Managing Agent and the Borrower shall, if the transferor Lender or the Purchaser desires that its Loans be evidenced by Notes, make appropriate arrangements so that new Notes or, as appropriate, replacement Notes are issued to such transferor Lender and new Notes or, as appropriate, replacement Notes, are issued to such Purchaser, in each case in principal amounts reflecting their respective Commitments, as adjusted pursuant to such assignment.

         12.4. DISSEMINATION OF INFORMATION. The Borrower authorizes each Lender to disclose to any Participant or Purchaser or any other Person acquiring an interest in the Loan Documents by operation of law (each a "Transferee") and any prospective Transferee any and all information in such Lender's possession concerning the creditworthiness of the Borrower and its Subsidiaries, including without limitation any information contained in any Reports; provided that each Transferee and prospective Transferee agrees to be bound by Section 9.11 of this Agreement.

         12.5.  TAX  TREATMENT.   If  any  interest  in  any  Loan  Document  is
transferred to any Transferee which is organized under the laws of any jurisdiction other than the United States or any State thereof, the transferor Lender shall cause such Transferee, concurrently with the effectiveness of such transfer, to comply with the provisions of Section 3.5(iv).


                                  ARTICLE XIII

                                     NOTICES
                                     -------


         13.1. NOTICES. Except as otherwise permitted by Section 2.14 with respect to borrowing notices, all notices, requests and other communications to any party hereunder shall be in writing (including electronic transmission, facsimile transmission or similar writing) and shall be given to such party: (x) in the case of the Borrower or the Managing Agent or either of the Co-Agents, at its address or facsimile number set forth on the signature pages hereof, (y) in the case of any Lender, at its address or facsimile number set forth in its administrative questionnaire or (z) in the case of any party, at such other address or facsimile number as such party may hereafter specify for the purpose by notice to the Managing Agent and the Borrower in accordance with the provisions of this Section 13.1. Each such notice, request or other communication shall be effective (i) if given by facsimile transmission, when transmitted to the facsimile number specified in this Section and confirmation of receipt is received, (ii) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid, or (iii) if given by any other means, when delivered (or, in the case of electronic transmission, received) at the address specified in this Section; provided that notices to the Managing Agent under Article II shall not be effective until received.

         13.2. CHANGE OF ADDRESS. The Borrower, the Managing Agent, either of the Co-Agents and any Lender may each change the address for service of notice upon it by a notice in writing to the other parties hereto.


                                   ARTICLE XIV

                                  COUNTERPARTS
                                  ------------


         This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one agreement, and any of the parties hereto may execute this Agreement by signing any such counterpart. This Agreement shall be effective when it has been executed by the Borrower, the Managing Agent, the LC Issuer and the Lenders and each party has notified the Managing Agent by facsimile transmission or telephone that it has taken such action.

                                   ARTICLE XV

          CHOICE OF LAW; CONSENT TO JURISDICTION; WAIVER OF JURY TRIAL
          ------------------------------------------------------------


         15.1. CHOICE OF LAW. THE LOAN DOCUMENTS (OTHER THAN THOSE CONTAINING A CONTRARY EXPRESS CHOICE OF LAW PROVISION) SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF NEW YORK, BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

         15.2. CONSENT TO JURISDICTION. THE BORROWER HEREBY IRREVOCABLY SUBMITS TO THE NON-EXCLUSIVE JURISDICTION OF ANY UNITED STATES FEDERAL OR NEW YORK STATE COURT SITTING IN NEW YORK, NEW YORK IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO ANY LOAN DOCUMENTS AND THE BORROWER HEREBY IRREVOCABLY AGREES THAT ALL CLAIMS IN RESPECT OF SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN ANY SUCH COURT AND IRREVOCABLY WAIVES ANY OBJECTION IT MAY NOW OR HEREAFTER HAVE AS TO THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN SUCH A COURT OR THAT SUCH COURT IS AN INCONVENIENT FORUM. NOTHING HEREIN SHALL LIMIT THE RIGHT OF THE MANAGING AGENT, THE LC ISSUER OR ANY LENDER TO BRING PROCEEDINGS AGAINST THE BORROWER IN THE COURTS OF ANY OTHER JURISDICTION. ANY JUDICIAL PROCEEDING BY THE BORROWER AGAINST THE MANAGING AGENT, THE LC ISSUER OR ANY LENDER OR ANY AFFILIATE OF THE MANAGING AGENT, THE LC ISSUER OR ANY LENDER INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT SHALL BE BROUGHT ONLY IN A COURT IN NEW YORK, NEW YORK.

         15.3. WAIVER OF JURY TRIAL. THE BORROWER, THE AGENT, THE LC ISSUER AND EACH LENDER HEREBY WAIVE TRIAL BY JURY IN ANY JUDICIAL PROCEEDING INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE) IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT OR THE RELATIONSHIP ESTABLISHED THEREUNDER.

         IN WITNESS WHEREOF, the Borrower, the Lenders, the LC Issuer and the Managing Agent and the Co-Agents have executed this Agreement as of the date first above written.


FRANKLIN COVEY CO.


                                 By:
                                       /S/          JOHN L. THELER
                                       --------------------------------------
                                       John L. Theler, Chief Financial Officer
                                 :
                                 Address:  2200 West Parkway Boulevard
                                           Salt Lake City, Utah 84119-2099
                                           Attention: John L. Theler,
                             Chief Financial Officer
                                 Telephone:        (801) 817-7052
                                 FAX:              (801) 817-8723


                                  BANK ONE, NA,
                                  and as Managing Agent, a Co-Agent and
                                  and a Lender


                                  By:  /S/          MARK A. ISLEY
                                       ---------------------------------------
                                        Mark A. Isley, First Vice President

                                  Address: 777 South Figueroa Street, 4th Floor Los Angeles, California 90017-5800
                                              Attention:  James P. Moore,
                              Senior Vice President
                                  Telephone:        (213) 683-4966
                                  FAX:              (213) 683-4949

                                  ZIONS FIRST NATIONAL BANK,
                                  as LC Issuer, a Co-Agent and a Lender


                                  By:  /S/         DAVID MATHIS
                                       ---------------------------------------
                                        David Mathis, Vice President

                                  Address:  10 East South Temple, 2nd floor
                                                Salt Lake City, Utah 84133
                                                Attention:  David Mathis,
                                 Vice President
                                  Telephone:        (801) 524-4822
                                  FAX:              (801) 524-2136

                                    EXHIBIT A
                                 FORM OF OPINION


                                                                 ,
                                                      ----------  ---------


The Managing Agent, the Co-agents, the LC Issuer and the Lenders who are parties to the Credit Agreement described below.


Gentlemen/Ladies:


         We are counsel for FRANKLIN COVEY CO, a Utah corporation (the "Borrower"), and have represented the Borrower in connection with its execution and delivery of a Credit Agreement dated as of October 8, 1999 (the "Agreement") among the Borrower, the Lenders and Co-Agents named therein and Bank One, NA, as Managing Agent for the Lenders, and Zions First National Bank, as LC Issuer, and providing for Credit Extensions in an aggregate principal amount not exceeding $100,000,000.00 at any one time outstanding. All capitalized terms used in this opinion and not otherwise defined herein shall have the meanings attributed to them in the Agreement.

         We have examined the Borrower's [describe constitutive documents of Borrower and appropriate evidence of authority to enter into the transaction], the Loan Documents and such other matters of fact and law which we deem necessary in order to render this opinion. Based upon the foregoing, it is our opinion that:

         l. Each of the Borrower and its Subsidiaries is a corporation duly and properly incorporated or organized, as the case may be, validly existing and (to the extent such concept applies to such entity) in good standing under the laws of its jurisdiction of incorporation or organization and has all requisite authority to conduct its business in each jurisdiction in which its business is conducted.

         2. The execution and delivery by the Borrower of the Loan Documents and the performance by the Borrower of its obligations thereunder have been duly authorized by proper corporate proceedings on the part of the Borrower and will not:

                  (a) require any consent of the Borrower's shareholders or members (other than any such consent as has already been given and remains in full force and effect);

                  (b) violate (i) any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Borrower or any of its Subsidiaries or (ii) the Borrower's or any Subsidiary's articles or certificate of incorporation, partnership agreement, certificate of partnership, articles or certificate of organization, by-laws, or operating or other management agreement, as the case may be, or (iii) the provisions of any indenture, instrument or agreement to which the Borrower or any of its Subsidiaries is a party or is subject, or by which it, or its Property, is bound, or conflict with or constitute a default thereunder; or

                  (c) result in, or require, the creation or imposition of any Lien in, of or on the Property of the Borrower or a Subsidiary pursuant to the terms of any indenture, instrument or agreement binding upon the Borrower or any of its Subsidiaries.

         3. The Loan Documents have been duly executed and delivered by the Borrower and constitute legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their terms except to the extent the enforcement thereof may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally and subject also to the availability of equitable remedies if equitable remedies are sought.

         4. There is no litigation, arbitration, governmental investigation, proceeding or inquiry pending or, to the best of our knowledge after due inquiry, threatened against the Borrower or any of its Subsidiaries which, if adversely determined, could reasonably be expected to have a Material Adverse Effect.

         5. No order, consent, adjudication, approval, license, authorization, or validation of, or filing, recording or registration with, or exemption by, or other action in respect of any governmental or public body or authority, or any subdivision thereof, which has not been obtained by the Borrower or any of its Subsidiaries, is required to be obtained by the Borrower or any of its Subsidiaries in connection with the execution and delivery of the Loan Documents, the borrowings under the Agreement, the payment and performance by the Borrower of the Obligations, or the legality, validity, binding effect or enforceability of any of the Loan Documents.

         This opinion may be relied upon by the Managing Agent, the Co-Agents, the LC Issuer, the Lenders and their participants, assignees and other transferees.

                                                     Very truly yours,

                                    EXHIBIT B

                             COMPLIANCE CERTIFICATE



To:      The Lenders parties to the
         Credit Agreement Described Below

         This Compliance Certificate is furnished pursuant to that certain Credit Agreement dated as of October 8, 1999 (as amended, modified, renewed or extended from time to time, the "Agreement") among FRANKLIN COVEY CO. (the "Borrower"), the Lenders party thereto, the Co-Agents, the LC Issuer and Bank One, NA, as Managing Agent for the Lenders. Unless otherwise defined herein, capitalized terms used in this Compliance Certificate have the meanings ascribed thereto in the Agreement.

         THE UNDERSIGNED HEREBY CERTIFIES THAT:

         1.  I am the duly elected                        of the Borrower;
                                  ------------------------
         2. I have reviewed the terms of the Agreement and I have made, or have caused to be made under my supervision, a detailed review of the transactions and conditions of the Borrower and its Subsidiaries during the accounting period covered by the attached financial statements;

         3. The examinations described in Paragraph 2 did not disclose, and I have no knowledge of, the existence of any condition or event which constitutes a Default or Unmatured Default during or at the end of the accounting period covered by the attached financial statements or as of the date of this Certificate, except as set forth below; and

         4.  Schedule  I  attached   hereto  sets  forth   financial   data  and
computations evidencing the Borrower's compliance with certain covenants of the Agreement, all of which data and computations are true, complete and correct.

         Described below are the exceptions, if any, to Paragraph 3 by listing, in detail, the nature of the condition or event, the period during which it has existed and the action which the Borrower has taken, is taking, or proposes to take with respect to each such condition or event:

         -----------------------------------------------------------------------

         -----------------------------------------------------------------------

         The foregoing certifications, together with the computations set forth in Schedule I hereto and the financial statements delivered with this
Certificate in support hereof, are made and delivered this day of        ,     .
                                                                  ------- -----



                                      -----------------------------------

                      SCHEDULE I TO COMPLIANCE CERTIFICATE

                      Compliance as of _________, ____ with
                              Provisions of 6.24 of
                                  the Agreement

                                    EXHIBIT C

                              ASSIGNMENT AGREEMENT

         This Assignment Agreement (this "Assignment Agreement") between
                     (the "Assignor")and                   (the "Assignee")
---------------------                   -------------------
is dated as of              , 19     .  The parties hereto agre as follows:
              --------------    -----

         1. PRELIMINARY STATEMENT. The Assignor is a party to a Credit Agreement (which, as it may be amended, modified, renewed or extended from time to time is herein called the "Credit Agreement") described in Item 1 of Schedule 1 attached hereto ("Schedule 1"). Capitalized terms used herein and not otherwise defined herein shall have the meanings attributed to them in the Credit Agreement.

         2. ASSIGNMENT AND ASSUMPTION. The Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes from the Assignor, an interest in and to the Assignor's rights and obligations under the Credit Agreement and the other Loan Documents, such that after giving effect to such assignment the Assignee shall have purchased pursuant to this Assignment Agreement the percentage interest specified in Item 3 of Schedule 1 of all outstanding rights and obligations under the Credit Agreement and the other Loan Documents relating to the facilities listed in Item 3 of Schedule 1. The aggregate Commitment (or Outstanding Credit Exposure, if the applicable Commitment has been terminated) purchased by the Assignee hereunder is set forth in Item 4 of Schedule 1.

         3. EFFECTIVE DATE. The effective date of this Assignment Agreement (the "Effective Date") shall be the later of the date specified in Item 5 of Schedule 1 or two Business Days (or such shorter period agreed to by the Managing Agent) after this Assignment Agreement, together with any consents required under the Credit Agreement, are delivered to the Managing Agent. In no event will the Effective Date occur if the payments required to be made by the Assignee to the Assignor on the Effective Date are not made on the proposed Effective Date.

         4. PAYMENT OBLIGATIONS. In consideration for the sale and assignment of Outstanding Credit Exposure hereunder, the Assignee shall pay the Assignor, on the Effective Date, the amount agreed to by the Assignor and the Assignee. On and after the Effective Date, the Assignee shall be entitled to receive from the Managing Agent all payments of principal, interest, Reimbursement Obligations and fees with respect to the interest assigned hereby. The Assignee will promptly remit to the Assignor any interest on Loans and fees received from the Managing Agent which relate to the portion of the Commitment or Outstanding Credit Exposure assigned to the Assignee hereunder for periods prior to the Effective Date and not previously paid by the Assignee to the Assignor. In the event that either party hereto receives any payment to which the other party hereto is entitled under this Assignment Agreement, then the party receiving such amount shall promptly remit it to the other party hereto.

         5. RECORDATION FEE. The Assignor and Assignee each agree to pay one-half of the recordation fee required to be paid to the Managing Agent in connection with this Assignment Agreement unless otherwise specified in Item 6 of Schedule 1.

         6. REPRESENTATIONS OF THE ASSIGNOR; LIMITATIONS ON THE ASSIGNOR'S LIABILITY. The Assignor represents and warrants that (i) it is the legal and beneficial owner of the interest being assigned by it hereunder, (ii) such interest is free and clear of any adverse claim created by the Assignor and
(iii) the execution and delivery of this Assignment Agreement by the Assignor is duly authorized. It is understood and agreed that the assignment and assumption hereunder are made without recourse to the Assignor and that the Assignor makes no other representation or warranty of any kind to the Assignee. Neither the
Assignor nor any of its officers, directors, employees, agents or attorneys shall be responsible for (i) the due execution, legality, validity, enforceability, genuineness, sufficiency or collectability of any Loan Document, including without limitation, documents granting the Assignor and the other Lenders a security interest in assets of the Borrower or any guarantor, (ii) any representation, warranty or statement made in or in connection with any of the Loan Documents, (iii) the financial condition or creditworthiness of the Borrower or any guarantor, (iv) the performance of or compliance with any of the terms or provisions of any of the Loan Documents, (v) inspecting any of the property, books or records of the Borrower, (vi) the validity, enforceability, perfection, priority, condition, value or sufficiency of any collateral securing or purporting to secure the Loans or (vii) any mistake, error of judgment, or action taken or omitted to be taken in connection with the Loans or the Loan Documents.

         7. REPRESENTATIONS AND UNDERTAKINGS OF THE ASSIGNEE. The Assignee (i) confirms that it has received a copy of the Credit Agreement, together with copies of the financial statements requested by the Assignee and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment Agreement, (ii) agrees that it will, independently and without reliance upon the Managing Agent, the Assignor or any other Lender and based on such documents and information at it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Loan Documents, (iii) appoints and authorizes the Managing Agent to take such action as agent on its behalf and to exercise such powers under the Loan Documents as are delegated to the Managing Agent by the terms thereof, together with such powers as are reasonably incidental thereto, (iv) confirms that the execution and delivery of this Assignment Agreement by the Assignee is duly authorized, (v) agrees that it will perform in accordance with their terms all of the obligations which by the terms of the Loan Documents are required to be performed by it as a Lender, (vi) agrees that its payment instructions and notice instructions are as set forth in the attachment to Schedule 1, (vii) confirms that none of the funds, monies, assets or other consideration being used to make the purchase and assumption hereunder are "plan assets" as defined under ERISA and that its rights, benefits and interests in and under the Loan Documents will not be "plan assets" under ERISA, (viii) agrees to indemnify and hold the Assignor harmless against all losses, costs and expenses (including, without limitation, reasonable attorneys' fees) and liabilities incurred by the Assignor in connection with or arising in any manner from the Assignee's non-performance of the obligations assumed under this Assignment Agreement, and (ix) if applicable, attaches the forms prescribed by the Internal Revenue Service of the United States certifying that the Assignee is entitled to receive payments under the Loan Documents without deduction or withholding of any United States federal income taxes.

         8. GOVERNING LAW. This Assignment Agreement shall be governed by the internal law, and not the law of conflicts, of the State of New York.

         9. NOTICES. Notices shall be given under this Assignment Agreement in the manner set forth in the Credit Agreement. For the purpose hereof, the addresses of the parties hereto (until notice of a change is delivered) shall be the address set forth in the attachment to Schedule 1.

         10. COUNTERPARTS; DELIVERY BY FACSIMILE. This Assignment Agreement may be executed in counterparts. Transmission by facsimile of an executed counterpart of this Assignment Agreement shall be deemed to constitute due and sufficient delivery of such counterpart and such facsimile shall be deemed to be an original counterpart of this Assignment Agreement.

         IN WITNESS WHEREOF, the duly authorized officers of the parties hereto have executed this Assignment Agreement by executing Schedule 1 hereto as of the date first above written.

                                   SCHEDULE 1
                             to Assignment Agreement

1. Description and Date of Credit Agreement: Credit Agreement dated as of October 8, 1999 by and among FRANKLIN COVEY CO., a Utah corporation, as Borrower, the Lenders and Co-Agents named therein, the LC Issuer and BANK ONE, NA, as Managing Agent for the Lenders.

2.       Date of Assignment Agreement:               ,      .
                                      --------------- ------

3.       Amount (As of Date of Item 2 above):

                                                    Revolving Credit Facility

         a.       Assignee's percentage
                  of Facility purchased
                  under the Assignment
                  Agreement**                                        %
                                                               ------
         b.       Amount of
                  Facility
                  purchased
                  under the Assignment
                  Agreement***                               $
                                                               ------
4.       Assignee's  Commitment (or Outstanding
         Credit Exposure with respect to terminated
         Commitments) purchased hereunder:                   $
                                                               ------
5.       Proposed Effective Date:
                                                       --------------
6.       Non-standard Recordation Fee
         Arrangement                                       N/A***
                                                  [Assignor/Assignee
                                                  to pay 100% of fee]
                                                  [Fee waived by Managing Agent]
Accepted and Agreed:

[NAME OF ASSIGNOR]                   [NAME OF ASSIGNEE]

By:                                   By:
   -------------------------------       -------------------------------
Title:                                Title:
      ----------------------------          ----------------------------

ACCEPTED AND CONSENTED TO BY          ACCEPTED AND CONSENTED TO BY
FRANKLIN COVEY CO. (if required)      BANK ONE, NA, as Managing Agent


By:                                   By:
   -------------------------------       -------------------------------
Title:                                Title:
      ----------------------------          ----------------------------

*        Insert specific facility names per Credit Agreement
**       Percentage taken to 10 decimal places
***      If fee is split 50-50, pick N/A as option

                Attachment to SCHEDULE 1 to ASSIGNMENT AGREEMENT

                        ADMINISTRATIVE INFORMATION SHEET
                        --------------------------------

                  Attach Assignor's Administrative Information
                   Sheet, which must include notice addresses
                       for the Assignor and the Assignee
                            (Sample form shown below)

                              ASSIGNOR INFORMATION
                              --------------------
CONTACT:

Name:                                 Telephone No.:
      -----------------------------                  ---------------------------
Fax No.:                              Telex No.:
      -----------------------------               ------------------------------
                                      Answerback:
                                                  ------------------------------
PAYMENT INFORMATION:

Name & ABA # of Destination Bank:
                                      ------------------------------------------

                                      ------------------------------------------
Account Name & Number for Wire Transfer:
                                        ----------------------------------------

                                        ----------------------------------------
Other Instructions:
                    ------------------------------------------------------------

--------------------------------------------------------------------------------
ADDRESS FOR NOTICES FOR ASSIGNOR:
                                      ------------------------------------------

                                      ------------------------------------------

                                      ------------------------------------------


                              ASSIGNEE INFORMATION
                              --------------------
CREDIT CONTACT:

Name:                                 Telephone No.:
      -----------------------------                  ---------------------------
Fax No.:                              Telex No.:
      -----------------------------               ------------------------------
                                      Answerback:
                                                  ------------------------------
KEY OPERATIONS CONTACT:

Booking Installation:                 Booking Installation:
                     --------------                         --------------------
Name:                                 Name:
     ------------------------------         ------------------------------------
Telephone No.:                        Telephone No.:
              ---------------------                 ----------------------------
Fax No.:                              Fax No.:
         --------------------------            ---------------------------------
Telex No.:                            Telex No.:
          -------------------------             --------------------------------
Answerback:                           Answerback:
           ------------------------              -------------------------------

PAYMENT INFORMATION:

Name & ABA # of Destination Bank:
                                      ------------------------------------------

                                      ------------------------------------------

Account Name & Number for Wire Transfer:
                                      ------------------------------------------

                                      ------------------------------------------
Other Instructions:
                    ------------------------------------------------------------

--------------------------------------------------------------------------------

ADDRESS FOR NOTICES FOR ASSIGNEE:
                                      ------------------------------------------

                                      ------------------------------------------

                                      ------------------------------------------

          BANK ONE INFORMATION
          --------------------

          Assignee will be called promptly upon receipt of the signed agreement.

INITIAL FUNDING CONTACT:              SUBSEQUENT OPERATIONS CONTACT:

Name:                                 Name:
     -------------------------------       -------------------------------------
Telephone No.:  (312)                 Telephone No.:  (312)
               ---------------------                 ---------------------------
Fax No.:  (312)                                Fax No.: (312)
         ---------------------------                    ------------------------
                                Bank One Telex No.: 190201 (Answerback: FNBC UT)

INITIAL FUNDING STANDARDS:

Libor - Fund 2 days after rates are set.

BANK ONE WIRE INSTRUCTIONS:  Bank One, NA, ABA # 071000013
                             LS2 Incoming Account # 481152860000
                             Ref:
                                 --------------------------

ADDRESS FOR NOTICES FOR BANK ONE:     1 Bank One Plaza, Chicago, IL  60670
                                      Attn: Agency Compliance Division,
                                      Suite IL1-0353
                                      Fax No. (312) 732-2038 or (312) 732-4339

                                    EXHIBIT D
                 LOAN/CREDIT RELATED MONEY TRANSFER INSTRUCTION

To Bank One, NA,
 as Managing Agent (the "Managing Agent") under the Credit Agreement Described Below.

Re:       Credit Agreement, dated               ,         (as the same may be
                                 --------------- --------
          amended or modified, the "Credit Agreement"), among FRANKLIN COVEY CO. (the "Borrower"), the Lenders and the Co-Agents named therein, the LC Issuer and the Managing Agent. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned thereto in the Credit Agreement.

         The Managing Agent is specifically authorized and directed to act upon the following standing money transfer instructions with respect to the proceeds of Advances or other extensions of credit from time to time until receipt by the Managing Agent of a specific written revocation of such instructions by the Borrower, PROVIDED, HOWEVER, that the Managing Agent may otherwise transfer funds as hereafter directed in writing by the Borrower in accordance with
Section 13.1 of the Credit Agreement or based on any telephonic notice made in accordance with Section 2.14 of the Credit Agreement.

Facility Identification Number(s)
                                 -----------------------------------------------
Customer/Account Name
                      ----------------------------------------------------------
Transfer Funds To
                  --------------------------------------------------------------

                  --------------------------------------------------------------
For Account No.
               -----------------------------------------------------------------

Reference/Attention To
                       ---------------------------------------------------------

Authorized Officer (Customer Representative) Date
                                                  ------------------------------

-----------------------------------   ------------------------------------------
(Please Print)                        Signature

Bank Officer Name                            Date
                                                 -------------------------------

-----------------------------------   ------------------------------------------
(Please Print)                        Signature


    (Deliver Completed Form to Credit Support Staff For Immediate Processing)

                                    EXHIBIT E
                                      NOTE


                                                         [Date]


         FRANKLIN COVEY CO., a Utah corporation (the "Borrower"), promises to pay to the order of ____________________________________ (the "Lender") the
aggregate unpaid principal amount of all Loans made by the Lender to the Borrower pursuant to Article II of the Agreement (as hereinafter defined), in immediately available funds at the main office of Bank One, NA in Chicago, Illinois, as Managing Agent, together with interest on the unpaid principal amount hereof at the rates and on the dates set forth in the Agreement. The Borrower shall pay the principal of and accrued and unpaid interest on the Loans in full on the Facility Termination Date

         The Lender shall, and is hereby authorized to, record on the schedule attached hereto, or to otherwise record in accordance with its usual practice, the date and amount of each Loan and the date and amount of each principal payment hereunder.

         This Note is one of the Notes issued pursuant to, and is entitled to the benefits of, the Credit Agreement dated as of October 8, 1999 (which, as it may be amended or modified and in effect from time to time, is herein called the "Agreement"), among the Borrower, the lenders party thereto, including the Lender, the LC Issuer and Bank One, NA, as Managing Agent, and the Co-Agents to which Agreement reference is hereby made for a statement of the terms and conditions governing this Note, including the terms and conditions under which this Note may be prepaid or its maturity date accelerated.


                                      FRANKLIN COVEY, CO., a Utah corporation


                                      By:
                                         ---------------------------------------
                                      Print Name:
                                                 -------------------------------
                                      Title:
                                            ------------------------------------

                   SCHEDULE OF LOANS AND PAYMENTS OF PRINCIPAL
                                       TO
                           NOTE OF FRANKLIN COVEY CO.,
                                     DATED               ,
                                          ---------------

                             Principal                 Maturity                    Principal
                             Amount of                of Interest                   Amount               Unpaid
         Date                  Loan                     Period                       Paid                Balance





                                   SCHEDULE 1

                       SUBSIDIARIES AND OTHER INVESTMENTS
                           (See Sections 5.8 and 6.14)

    Investment              Jurisdiction of                 Owned                 Amount of              Percent
        In                   Organization                    By                  Investment             Ownership



                                   SCHEDULE 2

        INDEBTEDNESS,  LIENS AND CONTINGENT  OBLIGATIONS  (See Sections
                         5.14, 6.11, 6.15 AND 6.23)

I.       INDEBTEDNESS AND LIENS

                                                                                                    Maturity
    Indebtedness                Indebtedness                        Property                       and Amount
     Incurred By                   Owed To                     Encumbered (If Any)               of Indebtedness






II.      CONTINGENT OBLIGATIONS

                                   SCHEDULE 3

                           INITIAL COMMITMENT SCHEDULE

I.  From October 8 to but not including April 1, 2001:

                  LENDER                               COMMITMENT

                  Bank One, NA                         $60,000,000.00

                  Zions First National Bank            $40,000,000.00


II. From and after April 1, 2001:

                  LENDER                               COMMITMENT

                  Bank One, NA                         $35,000,000

                  Zions First National Bank            $30,000,000


                                CREDIT AGREEMENT

                           DATED AS OF OCTOBER 8, 1999


                                      AMONG



                               FRANKLIN COVEY CO.,
                                 as the Borrower


                                  THE LENDERS,



                                  BANK ONE, NA,
                                as Managing Agent

                                  BANK ONE, NA
                                       and
                            ZIONS FIRST NATIONAL BANK
                                  as Co-Agents

                                       AND

                         BANC ONE CAPITAL MARKETS, INC.
                      AS LEAD ARRANGER AND SOLE BOOK RUNNER

                                                     TABLE OF CONTENTS




ARTICLE I.   DEFINITIONS.........................................................................................58


ARTICLE II.  THE CREDITS.........................................................................................68
    2.1.     Commitment..........................................................................................68
    2.2.     Required Payments; Termination......................................................................68
    2.3.     Ratable Loans.......................................................................................69
    2.4.     Types of Advances...................................................................................69
    2.5.     Commitment Fee; Reductions in Aggregate Commitment..................................................69
    2.6.     Minimum Amount of Each Advance......................................................................69
    2.7.     Optional Principal Payments.........................................................................69
    2.8.     Method of Selecting Types and Interest Periods for New Advances.....................................69
    2.9.     Conversion and Continuation of Outstanding Advances.................................................70
    2.10.    Changes in Interest Rate, etc.......................................................................70
    2.11.    Rates Applicable After Default......................................................................70
    2.12.    Method of Payment...................................................................................71
    2.13.    Noteless Agreement; Evidence of Indebtedness........................................................71
    2.14.    Telephonic Notices..................................................................................72
    2.15.    Interest Payment Dates; Interest and Fee Basis......................................................72
    2.16.    Notification of Advances, Interest Rates, Prepayments and Commitment Reductions.....................72
    2.17.    Lending Installations...............................................................................72
    2.18.    Non-Receipt of Funds by the Managing Agent..........................................................73
    2.19.    Facility LCs........................................................................................73
             2.19.1.  Issuance...................................................................................73
             2.19.2.  Participations.............................................................................73
             2.19.3.  Notice.....................................................................................73
             2.19.4.  LC Fees....................................................................................74
             2.19.5.  Administration; Reimbursement by Lenders...................................................74
             2.19.6.  Reimbursement by Borrower..................................................................74
             2.19.7.  Obligations Absolute.......................................................................75
             2.19.8.  Actions of LC Issuer.......................................................................75
             2.19.9.  Indemnification............................................................................75
             2.19.10. Lenders' Indemnification...................................................................76
             2.19.11. Facility LC Collateral Account.............................................................76
             2.19.12. Rights as a Lender.........................................................................76


ARTICLE III. YIELD PROTECTION; TAXES.............................................................................77
    3.1.     Yield Protection....................................................................................77
    3.2.     Changes in Capital Adequacy Regulations.............................................................77
    3.3.     Availability of Types of Advances...................................................................78
    3.4.     Funding Indemnification.............................................................................78
    3.5.     Taxes...............................................................................................78
    3.6.     Lender Statements; Survival of Indemnity............................................................80


ARTICLE IV.  CONDITIONS PRECEDENT................................................................................80
    4.1.     Initial Credit Extension............................................................................80
    4.2.     Each Credit Extension...............................................................................81


ARTICLE V.   REPRESENTATIONS AND WARRANTIES......................................................................82
    5.1.     Existence and Standing..............................................................................82
    5.2.     Authorization and Validity..........................................................................82
    5.3.     No Conflict; Government Consent.....................................................................82
    5.4.     Financial Statements................................................................................83
    5.5.     Material Adverse Change.............................................................................83
    5.6.     Taxes...............................................................................................83
    5.7.     Litigation and Contingent Obligations...............................................................83
    5.8.     Subsidiaries........................................................................................83
    5.9.     ERISA...............................................................................................83
    5.10.    Accuracy of Information.............................................................................83
    5.11.    Regulation U........................................................................................84
    5.12.    Material Agreements.................................................................................84
    5.13.    Compliance With Laws................................................................................84
    5.14.    Ownership of Properties.............................................................................84
    5.15.    Plan Assets; Prohibited Transactions................................................................84
    5.16.    Environmental Matters...............................................................................84
    5.17.    Investment Company Act..............................................................................84
    5.18.    Public Utility Holding Company Act..................................................................84
    5.19.    Year 2000...........................................................................................85
    5.20.    Subordinated Indebtedness...........................................................................85
    5.21.    Insurance...........................................................................................85






ARTICLE VI.  COVENANTS...........................................................................................85
    6.1.     Financial Reporting.................................................................................85
    6.2.     Use of Proceeds.....................................................................................86
    6.3.     Notice of Default...................................................................................87
    6.4.     Conduct of Business.................................................................................87
    6.5.     Taxes...............................................................................................87
    6.6.     Insurance...........................................................................................87
    6.7.     Compliance with Laws................................................................................87
    6.8.     Maintenance of Properties...........................................................................87
    6.9.     Inspection..........................................................................................87
    6.10.    Dividends...........................................................................................87
    6.11.    Indebtedness........................................................................................88
    6.12.    Merger..............................................................................................88
    6.13.    Sale of Assets......................................................................................88
    6.14.    Investments and Acquisitions........................................................................88
    6.15.    Liens...............................................................................................88
    6.16.    Capital Expenditures................................................................................89
    6.17.    Year 2000...........................................................................................89
    6.18.    Affiliates..........................................................................................89
    6.19.    Amendments to Agreements............................................................................89
    6.20.    Subordinated Indebtedness...........................................................................89
    6.21.    Sale of Accounts....................................................................................90
    6.22.    Sale and Leaseback Transactions and other Off-Balance Sheet Liabilities.............................90
    6.23.    Contingent Obligations..............................................................................90
    6.24.    Financial Covenants.................................................................................90
             6.24.1.     Fixed Charge Coverage Ratio.............................................................90
             6.24.2.     Leverage Ratio..........................................................................90
             6.24.3.     Minimum Net Worth.......................................................................90


ARTICLE VII. DEFAULTS............................................................................................90


ARTICLE VIII.ACCELERATION, WAIVERS, AMENDMENTS AND REMEDIES......................................................92
    8.1.     Acceleration; Facility LC Collateral Account........................................................92
    8.2.     Amendments..........................................................................................93
    8.3.     Preservation of Rights..............................................................................93


ARTICLE IX.  GENERAL PROVISIONS..................................................................................94
    9.1.     Survival of Representations.........................................................................94
    9.2.     Governmental Regulation.............................................................................94
    9.3.     Headings............................................................................................94
    9.4.     Entire Agreement....................................................................................94
    9.5.     Several Obligations; Benefits of this Agreement.....................................................94
    9.6.     Expenses; Indemnification...........................................................................94
    9.7.     Numbers of Documents................................................................................95
    9.8.     Accounting..........................................................................................95
    9.9.     Severability of Provisions..........................................................................95
    9.10.    Nonliability of Lenders.............................................................................95
    9.11.    Confidentiality.....................................................................................96
    9.12.    Nonreliance.........................................................................................96
    9.13.    Disclosure..........................................................................................96

ARTICLE X.   THE AGENT...........................................................................................96
    10.1.    Appointment; Nature of Relationship.................................................................96
    10.2.    Powers..............................................................................................97
    10.3.    General Immunity....................................................................................97
    10.4.    No Responsibility for Loans, Recitals, etc..........................................................97
    10.5.    Action on Instructions of Lenders...................................................................97
    10.6.    Employment of Managing Agents and Counsel...........................................................97
    10.7.    Reliance on Documents; Counsel......................................................................98
    10.8.    Managing Agent's Reimbursement and Indemnification..................................................98
    10.9.    Notice of Default...................................................................................98
    10.10.   Rights as a Lender..................................................................................98
    10.11.   Lender Credit Decision..............................................................................99
    10.12.   Successor Managing Agent............................................................................99
    10.13.   Managing Agent's Fee................................................................................99
    10.14.   Delegation to Affiliates...........................................................................100
    10.15.   Managing Agent, Co-Agents, Documentation Agent, Syndication Agent, etc.............................100



ARTICLE XI.  SETOFF; RATABLE PAYMENTS...........................................................................100
    11.1.    Setoff.............................................................................................100
    11.2.    Ratable Payments...................................................................................100


ARTICLE XII. BENEFIT OF AGREEMENT; ASSIGNMENTS; PARTICIPATIONS..................................................100
    12.1.    Successors and Assigns.............................................................................100
    12.2.    Participations.....................................................................................101
             12.2.1.     Permitted Participants; Effect.........................................................101
             12.2.2.     Voting Rights..........................................................................101
             12.2.3.     Benefit of Setoff......................................................................101
    12.3.    Assignments........................................................................................102
             12.3.1.     Permitted Assignments..................................................................102
             12.3.2.     Effect; Effective Date.................................................................102
    12.4.    Dissemination of Information.......................................................................103
    12.5.    Tax Treatment......................................................................................103


ARTICLE XIII.NOTICES............................................................................................103
    13.1.    Notices............................................................................................103
    13.2.    Change of Address..................................................................................103


ARTICLE XIV. COUNTERPARTS.......................................................................................103


ARTICLE XV.  CHOICE OF LAW; CONSENT TO JURISDICTION; WAIVER OF JURY TRIAL.......................................104
    15.1.    CHOICE OF LAW......................................................................................104
    15.2.    CONSENT TO JURISDICTION............................................................................104
    15.3.    WAIVER OF JURY TRIAL...............................................................................104


EXHIBIT A.   FORM OF OPINION....................................................................................106


EXHIBIT B.   COMPLIANCE CERTIFICATE.............................................................................108


EXHIBIT C.   ASSIGNMENT AGREEMENT...............................................................................110


EXHIBIT D.   LOAN/CREDIT RELATED MONEY TRANSFER INSTRUCTION.....................................................118


EXHIBIT E.   NOTE...............................................................................................119


SCHEDULE 1.  SUBSIDIARIES AND OTHER INVESTMENTS.................................................................121


SCHEDULE 2.  INDEBTEDNESS, LIENS AND CONTINGENT OBLIGATIONS.....................................................122


SCHEDULE 3.  INITIAL COMMITMENT SCHEDULE........................................................................123

EXHIBIT 21



                         FRANKLIN COVEY CO.
                           Subsidiaries

Franklin Development Corporation  (a Utah corporation)

Franklin Covey Europe, Ltd.  (a United Kingdom corporation)

Franklin Covey Canada, Ltd.  (an Ontario corporation)

Franklin Excellence, Inc.  (a Utah corporation)

Franklin International Asia, Inc.  (a Utah corporation)

Franklin Covey Australia, Inc.  (a Utah corporation)

Franklin Covey NZ, Inc.  (a Utah corporation)

Franklin Covey Mexico, Inc.  (a Utah corporation)

Franklin Covey Taiwan, Inc.  (a Utah corporation)

Franklin Covey Argentina, Inc.  (a Utah corporation)

Franklin Covey Brazil, Inc.  (a Utah corporation)

Franklin Covey Spain, Inc.  (a Utah corporation)

Franklin Covey Puerto Rico, Inc.  (a Puerto Rico corporation)

Franklin Covey SA, Inc.  (a Utah corporation)

Franklin Covey ASC, Inc.  (a Utah corporation)

Publishers Press, Inc. (a Utah corporation)

Franklin Covey Client Sales, Inc. (a Utah corporation)

Franklin Covey Catalog Sales, Inc. (a Utah corporation)

Franklin Covey Product Sales, Inc. (a Utah corporation)

Franklin Covey Services, L.L.C. (a Utah limited liability company)

Franklin Covey Marketing, Ltd. (a Utah limited partnership)

Franklin Covey Travel, Inc. (a Utah corporation)

Check Advantage Plus, Inc. (a Utah corporation)

Premier Agendas, Inc. (a Washington corporation)

Premier School Agendas, Ltd. (a British Columbia corporation)

Premier Graphics, L.P. (a Washington limited partnership)

EXHIBIT 23.1




                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

         As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8, File Nos. 33-73624 and 33-51314, and Form S-3, File Nos. 33-47894 and 333-89541.




/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Salt Lake City, Utah
November 17, 1999

EXHIBIT 99.1



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE





To Franklin Covey Co.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Franklin Covey Co.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 8, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 57 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ ARTHUR ANDERSEN LLP
--------------------------------
ARTHUR ANDERSEN LLP

Salt Lake City, Utah
October 8, 1999

EXHIBIT 99.2


SCHEDULE II

                                       FRANKLIN COVEY CO.

                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          For the Three Years Ended August 31, 1999
                                     (Dollars in Thousands)


Column A                        Column B                    Column C               Column D          Column E
--------                        --------                    --------               --------          --------
                                                            Additions
                                                     ----------------------
                                                     Charged to     Charged
                                Balance at           Costs and      to Other                        Balance at
Description                 Beginning of Period       Expenses      Accounts      Deductions      End of Period
----------------------------------------------------------------------------------------------------------------
Year ended August 31, 1997:
 Allowance for doubtful
     accounts                   $    889             $  1,038        $1,322(1)    $ (1,318) (3)     $  1,931
 Allowance for inventories         5,378                4,254           400(2)      (5,557) (4)        4,475
                                --------             --------        ------       ---------         --------


                                $  6,267             $  5,292        $1,722       $ (6,875)         $  6,406
                                ========             ========        ======       =========         ========

Year ended August 31, 1998:
 Allowance for doubtful
    accounts                    $  1,931             $  3,472                     $ (2,563) (3)     $  2,840
 Allowance for inventories         4,475                6,522                       (5,998) (4)        4,999
                                --------             --------                     ---------         --------

                                $  6,406             $  9,994                     $ (8,561)         $  7,839
                                ========             ========                     =========         ========

Year ended August 31, 1999:
 Allowance for doubtful
    accounts                    $  2,840             $  4,862                     $ (3,628) (3)     $  4,074
 Allowances for inventories        4,999               13,460                       (8,899) (4)        9,560
                                --------             --------                     ---------         --------

                                $  7,839             $ 18,322                     $(12,527)         $ 13,634
                                ========             ========                     =========         ========



(1) Represents the addition of the allowances for doubtful accounts of acquired companies.

(2) Represents the addition of the allowances for inventories of acquired companies.

(3)  Represents a write-off of accounts deemed uncollectible.

(4)  Reduction in the allowance is due to a write-off of obsolete inventories.