Form 10-K/A
period 1999-08-31
FRANKLIN COVEY CO
filed 1999-12-09
CIK 886206

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A

                              AMENDMENT NO. 1 TO

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

         As of November 1, 1999, the Registrant had 20,533,224 shares of Common Stock outstanding.

         Parts of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Shareholders, which is scheduled to be held on January 28, 2000, are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------

                                FORM 10-K/A
                              AMENDMENT NO. 1


          The Registrant hereby amends the cover page of its Annual Report on Form 10-K for the year ended August 31, 1999, to reflect that (I) the Registrant will disclose delinquent filings pursuant to Item 405 of Regulation S-K that will be contained in the Definitive Proxy Statement incorporated by reference in
Part III of the Registrant's Form 10-K; and (II) parts of the Registrant's Definitive Proxy Statement are incorporated by reference in Part III of this Form 10-K.

                                FORM 10-K/A
                              AMENDMENT NO. 1

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        FRANKLIN COVEY CO.



                                        By: /s/ Robert A. Whitman
                                            ------------------------------------
                                            Robert A. Whitman
                                            Chairman of the Board and
                                            Chief Executive Officer


Date:  December 8, 1999