Form 10-Q
period 1999-11-27
FRANKLIN COVEY CO
filed 2000-01-11
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended November 27, 1999

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

                                                     Yes   X
                                                         -----
                                                    No
                                                         -----

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

                20,217,460 shares of Common Stock as of January 5, 2000

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                FRANKLIN COVEY CO.
                                ------------------
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                       -------------------------------------
                       (in thousands, except share amounts)

                                                  November 27,                August 31,
                                                      1999                      1999
                                                      -----                     ----
                                                  (unaudited)
ASSETS
------
Current assets:
      Cash and cash equivalents                    $   26,366                $   26,781
      Accounts receivable, less allowance
          for doubtful accounts of $4,004
          and $4,074                                   71,148                    92,500
      Inventories                                      63,468                    59,780
      Income taxes receivable                                                     3,912
      Other current assets                             30,065                    28,673
                                                   ----------                ----------
      Total current assets                            191,047                   211,646

Property and equipment, net                           125,749                   127,863
Goodwill and other intangible assets, net             264,908                   267,185
Other long-term assets                                 15,895                    16,609
                                                   ----------                ----------
                                                   $  597,599                $  623,303
                                                   ==========                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
      Accounts payable                             $   23,330                $   33,038
      Accrued acquisition earnouts                      5,436                    15,900
      Accrued restructuring costs                      14,678                    16,200
      Current portion of long-term debt
          and capital lease obligations                 5,188                    90,568
      Other current liabilities                        51,960                    47,802
                                                   ----------                ----------
          Total current liabilities                   100,592                   203,508

Line of credit                                         70,000
Long-term debt and capital lease obligations,
     less current portion                               6,211                     6,543
Deferred income taxes                                  34,818                    34,818
                                                   ----------                ----------
Total liabilities                                     211,621                   244,869
                                                   ----------                ----------
Shareholders' equity:
      Preferred stock - Series A, no par
          value; convertible into common
          stock at $14 per share; 4,000,000
          shares authorized, 768,750 and
          750,000 shares issued                        76,795                    75,000
      Common stock, $0.05 par value, 40,000,000
          shares authorized, 27,055,894 shares
          issued                                        1,353                     1,353
      Additional paid-in capital                      233,667                   235,632
      Retained earnings                               204,399                   199,125
      Notes receivable from sale of common stock        1,069)
      Deferred compensation                              (222)                     (320)
      Accumulated other comprehensive loss               (298)                     (782)
      Treasury stock at cost, 6,537,485 and
          6,676,373 shares                           (128,647)                 (131,574)
                                                   -----------               -----------
Total shareholders' equity                            385,978                   378,434
                                                   -----------               -----------
                                                   $  597,599                $  623,303
                                                   ===========               ===========

            (See Notes to Consolidated Condensed Financial Statements)

                                   FRANKLIN COVEY CO.
                                   ------------------
                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        -------------------------------------------
                           (in thousands, except per share data)

                                                                 Quarter Ended
                                                --------------------------------------------
                                                  November 27,                 November 28,
                                                      1999                        1998
                                                  -------------               --------------
                                                                  (unaudited)

Sales                                              $    144,078               $    140,362

Cost of sales                                            59,025                     53,931
                                                   ------------               ------------

Gross margin                                             85,053                     86,431

Selling, general and administrative                      60,873                     56,421
Depreciation and amortization                             9,890                      9,035
                                                   ------------               ------------
Income from operations                                   14,290                     20,975

Interest expense, net                                    (1,197)                    (2,160)
                                                   -------------              -------------
Income before provision for income taxes                 13,093                     18,815

Provision for income taxes                                5,905                      7,902
                                                   ------------               ------------

Net income                                                7,188                     10,913

Preferred stock dividends                                (1,914)
                                                   ------------               ------------
Net income available to common shareholders        $      5,274               $     10,913
                                                   ============               ============

Net income per share:
        Basic                                      $        .26               $        .51
        Diluted                                             .26                        .50

Weighted average number of common and
    common equivalent shares:
        Basic                                            20,518                     21,413
        Diluted                                          20,595                     21,751








              (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN COVEY CO.
                               ------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                 (in thousands)

                                                                      Quarter Ended
                                                              ------------------------------
                                                               November 27,    November 28,
                                                                   1999           1998
                                                                   -----          ----
                                                                      (unaudited)
Cash flows from operating activities:
     Net income                                                 $   7,188      $  10,913
     Adjustments to reconcile net income to net
          cash provided by operating activities:
        Depreciation and amortization                              10,879          9,772
        Other                                                          82            972
        Changes in assets and liabilities, net
          of effects from acquisitions:
           Decrease in accounts receivable                         21,352         11,876
           Increase in inventories                                 (3,688)        (7,954)
           Decrease (increase) in other assets                     (1,825)           317
           Decrease in accounts payable and
             accrued liabilities                                  (10,776)       (10,557)
           Increase in income taxes payable                         5,797          1,783
                                                                ---------      ---------
     Net cash provided by operating activities                     29,009         17,122
                                                                ---------      ---------
Cash flows from investing activities:
     Acquisition of businesses and earnout payments               (11,964)        (1,520)
     Purchases of property and equipment                           (4,422)        (3,304)
     Proceeds from the sale of property and equipment                 544
                                                                ---------
     Net cash used for investing activities                       (15,842)        (4,824)
                                                                ----------     ----------
Cash flows from financing activities:
     Net increase (decrease) in short-term borrowings               1,780         (3,625)
     Proceeds from long-term debt and line of credit               70,000         18,650
     Payments on long-term debt and capital leases                (85,713)          (678)
     Purchases common stock for treasury                              (97)       (20,751)
     Proceeds from treasury stock issuance                             84            490
                                                                ---------      ---------
     Net cash used for financing activities                       (13,946)        (5,914)
                                                                ----------     ----------
Effect of foreign exchange rates                                      364          1,041
                                                                ---------      ---------
     Net (decrease) increase in cash and cash equivalents            (415)         7,425

Cash and cash equivalents at beginning of period                   26,781         27,760
                                                                ---------      ---------
Cash and cash equivalents at end of period                      $  26,366      $  35,185
                                                                =========      =========
Supplemental disclosure of cash flow information:
     Interest paid                                              $   3,190      $   3,781
                                                                =========      =========
     Income taxes paid                                          $     546      $   6,147
                                                                =========      =========
     Fair value of assets acquired                              $  11,964      $   1,520
     Cash paid for net assets                                     (11,964)        (1,520)
                                                                ---------      ---------
     Liabilities assumed from acquisitions                      $   -          $   -
                                                                =========      =========
Non-cash investing and financing activities:
     Accrued earnout payments                                   $              $   1,940
     Accrued preferred dividends                                    1,914
     Preferred dividends paid with additional
          shares of preferred stock                                 1,875
     Notes receivable issued from sale of common stock                894

          (See Notes to Consolidated Condensed Financial Statements)

                              FRANKLIN COVEY CO.
                              ------------------
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               ----------------------------------------------------
                                  (unaudited)



NOTE 1 - BASIS OF PRESENTATION

         The attached unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. The Company utilizes a modified 52/53 week fiscal year that ends on August 31. Corresponding quarterly periods generally consist of 13-week periods that will end on November 27, 1999, February 26, 2000 and May 27, 2000 during fiscal 2000. The quarter ended November 27, 1999 included one additional business day compared to the quarter ended November 28, 1998.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The Company suggests the information included in this report on Form 10-Q be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1999.

         The results of operations for the quarter ended November 27, 1999 are not necessarily indicative of results for the entire fiscal year ending August 31, 2000.

         In order to conform with the current period presentation, certain reclassifications have been made in the prior period financial statements.


NOTE 2 - INVENTORIES

         Inventories are comprised of the following (in thousands):

                                      November 27,              August 31,
                                          1999                     1998
                                      -----------               ----------
                                      (unaudited)
        Finished goods                $    48,132              $    42,594
        Work in process                     7,732                    4,186
        Raw materials                       7,604                   13,000
                                      -----------              -----------

                                      $    63,468              $    59,780
                                      ===========              ===========


NOTE 3 - RESTRUCTURING COSTS

         During the fourth quarter of fiscal 1999, the Company initiated a plan to restructure its operations, reduce its workforce and formally exit the majority of its leased office space in Provo, Utah. In connection with the restructuring plan, the Company recorded a restructuring charge of $16.3 million during the fourth quarter of fiscal 1999. Included in the restructuring charge are costs to provide severance and related benefits as well as costs to formally exit the leased office space. During the quarter ended November 27, 1999 the Company also incurred and expensed other costs related to its restructure plan which were not specific to severance or exit costs. The Company expects to complete the restructuring plan in fiscal 2000 and will continue to incur and expense other restructuring costs in order to complete the plan.

         As part of the restructuring plan, the Company will provide severance and related benefits to employees affected by planned restructuring changes. The cost to provide these benefits was estimated during the fourth quarter of fiscal 1999 to be $11.7 million and covers a planned reduction of 600 employees from all areas of Company operations and corporate support. At August 31, 1999, a total of 115 employees had left the Company as part of the reduction plan. As of November 27, 1999, an additional 115 employees had left the Company in connection with the restructuring plan. The cost to provide severance and related benefits for these 230 employees was $1.5 million during the quarter ended November 27, 1999. These costs were charged against the restructuring liability recorded on the Company's balance sheet. The following table shows the number of employees in each of the Company's operating segments that were affected by the reduction plan through November 27, 1999:

    Operating Segment                            Number of Employees
---------------------------------      ----------------------------------------

Consumer Products                                         43
Training and Education                                    57
International                                             24
Corporate Support and Other                              106
                                                     -------
                                                         230
                                                     =======

         Also included in the restructuring liability is the cost to exit the majority of the Company's leased office space in Provo, Utah. These facilities currently contain sales, marketing and other functions primarily aligned with the Training and Education Strategic Business Unit. During the fourth quarter of fiscal 1999, the Company estimated the cost to exit the leased office space to be approximately $4.6 million. During the quarter ended November 27, 1999, the Company had incurred only nominal costs related to the exit plan. As of November 27, 1999, no significant changes have been made to the Company's restructuring or exit plans.


NOTE 4 - SHAREHOLDERS' EQUITY

         During the quarter ended November 27, 1999, the Company sold 121,250 shares of its common stock to the former CEO of the Company for $0.9 million. In consideration for the common stock, the Company received a promissory note, due September 2003, bearing interest at 10%. The note receivable has been recorded as a separate component of shareholders' equity on the accompanying consolidated condensed balance sheet.

         In October 1998, the Company's Board of Directors approved the purchase of up to 2,000,000 shares of the Company's common stock. As of November 27, 1999, the Company had approximately 970,000 shares remaining under the board-authorized purchase plan.

NOTE 5 - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as components of shareholders' equity. Comprehensive income for the Company is as follows (in thousands):

                                               Quarter Ended
                                     ----------------------------------

                                     November 27,        November 28,
                                         1999                1998
                                     --------------     ---------------
                                                (unaudited)

Net income available to common
    shareholders                         $   5,274          $  10,913

Other comprehensive income:
    Foreign currency translation
       adjustments                             484              1,041
                                         ---------          ---------
Comprehensive income                     $   5,758          $  11,954
                                         =========          =========


NOTE 6 - NET INCOME PER COMMON SHARE

         Basic earnings per share ("EPS") is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock or the "as converted" method as appropriate. The Diluted EPS calculation for the quarter ended November 27, 1999 excludes the impact of the preferred stock because it is antidilutive. The common share equivalents of the preferred stock on an "as converted" basis excluded from the Diluted EPS calculation totaled 5,491,072 at November 27, 1999. Significant components of the numerator and denominator used for Basic and Diluted EPS are as follows (in thousands, except per share amounts):

                                            Quarter Ended
                                  ----------------------------------
                                   November 27,        November 28,
                                       1999                1998
                                  --------------     ---------------
                                             (unaudited)

Net income                            $   7,188          $  10,913
Preferred dividends                      (1,914)
                                      ---------
Net income available to common
   shareholders                       $   5,274          $  10,913
                                      =========          =========
Basic weighted-average
   shares outstanding                    20,518             21,413

Incremental shares from assumed
   exercises of stock options                77                338
                                      ---------          ---------
Diluted weighted-average
   shares outstanding and
   common stock equivalents              20,595             21,751
                                      =========          =========
Net income per share:
    Basic                             $    .26           $    .51
    Diluted                                .26                .50

NOTE 7 - SEGMENT INFORMATION

         The Company has aligned its business operations into the following three operating segments or Strategic Business Units ("SBUs"):

                  o   Consumer Products
                  o   Training and Education
                  o   International

Although the Company is currently in the process of restructuring its operations, the above SBUs remain the primary management tool until the new reporting structure is completed and implemented. The Consumer Products SBU is responsible for distribution of the Company's products through retail stores, catalog sales, mass markets, contract stationers, government channels, technology wholesale and the Internet. The Training and Education SBU, which includes Premier Agendas and Personal Coaching, is responsible for training, consulting and implementation services, and delivery of products to corporations, business, government and educational institutions. The International SBU is responsible for the delivery of both products and services outside the United States. The "All Others" group consists primarily of Publishers' Press. Intersegment sales consist primarily of paper planner sales from Publishers' Press to related Franklin Covey entities, which prepare and package the planners for sale to external customers. Corporate expenses consist primarily of essential internal support services such as finance, legal, information systems, manufacturing and distribution that are allocated to the operational SBUs.

         The Company's chief operating decision maker is the Chief Executive Officer ("CEO"). Each of the reportable segments and corporate support departments has an executive vice-president who reports directly to the CEO. The Company accounts for its segment information on the same basis as the accompanying consolidated condensed financial statements.

SEGMENT INFORMATION
(in thousands)
                                            Reportable Business Segments
                               --------------------------------------------------------
                                                                                                      Corporate,
                                                                                                     Adjustments
Quarter ended                    Consumer       Training                                                 and
November 27, 1999                Products         and       International    Total      All Others   Elimination   Consolidated
                                               Education
------------------------------ -------------- ------------- ------------- ------------- ------------ ------------- --------------
(unaudited)
Sales to external customers     $    81,311    $    41,176   $    14,683   $   137,170    $   6,908                 $   144,078
Intersegment sales                                                                            5,214    $   (5,214)
Gross margin                         49,281         27,032         9,778        86,091          780        (1,818)       85,053
Depreciation and
   amortization                       4,060          4,757           467         9,284          606                       9,890
Segment earnings before
   interest and taxes                17,826         (5,192)        2,416        15,050         (259)       (1,698)       13,093
Segment assets                       73,201        274,220        26,041       373,462       43,024       181,113       597,599


Quarter ended
November 28, 1998
------------------------------ -------------- ------------- ------------- ------------- ------------ ------------- --------------
(unaudited)
Sales to external customers     $    76,880    $    40,582   $    14,701   $   132,163    $   8,199                 $   140,362
Intersegment sales                                                                            8,252    $   (8,252)
Gross margin                         47,385         26,125        10,355        83,865          760         1,806        86,431
Depreciation and
   amortization                       3,388          4,486           438         8,312          723                       9,035
Segment earnings before
   interest and taxes                19,016         (2,920)        2,128        18,224         (403)          994        18,815
Segment assets                       65,073        268,601        30,614       364,288       53,226       179,132       596,646

         The primary measurement tool in segment performance analysis is earnings before interest and taxes ("EBIT"). Interest expense is primarily generated at the corporate level and is not allocated to the reporting segments. Income taxes are likewise calculated and paid on a corporate level (except for entities that operate within foreign jurisdictions) and are not allocated to reportable segments. A reconciliation of reportable segment EBIT to consolidated EBIT is presented below:

                                  November 27,        November 28,
        Quarter Ended                 1999                1998
        ------------------------- --------------     ---------------
        (unaudited)
        Reportable segment
        EBIT                         $   15,050         $   18,224
        All others EBIT                    (259)              (403)
        Corporate items:
           Intercompany rent
             charges                       1,711              1,711
           Other                         (2,212)             1,443
                                  --------------     ---------------
        Consolidated EBIT            $   14,290         $   20,975
                                  ==============     ===============

Other corporate items are comprised primarily of allocated manufacturing costs and other eliminated or allocated intercompany amounts. During the first quarter of fiscal 2000, the Company revised pricing on intercompany planner sales, resulting in a change to segment operations. The effects of the pricing change on the prior year were not practically estimable and prior year segment results have not been restated to reflect the change.

         Corporate assets such as cash, accounts receivable, fixed assets and other assets are not generally allocated to reportable business segments for business analysis purposes. However, inventories, goodwill and identifiable fixed assets (primarily leasehold improvements in retail stores and manufacturing equipment) are classified by segment. Intangible assets generated from the Covey merger are primarily allocated to the Training and Education SBU.


NOTE 8 - CONTINGENT EARNOUT PAYMENTS

         The purchase agreements for Premier Agendas ("Premier") and Personal Coaching contain provisions for additional contingent earnout payments to be made based upon the achievement of specified operating performance marks. During the quarter ended November 27, 1999, the Company paid $10.5 million to the former owners of Premier for operating performance during the measurement period. An additional $0.3 million was earned in connection with operating performance during fiscal 1999 and is expected to be paid during the second quarter of fiscal 2000. No further contingent earnout payments are required in connection with the Premier acquisition.

         Subsequent to November 27, 1999, the Company paid $5.3 million to the former owners of Personal Coaching for its operating performance under the terms of the acquisition agreement. Contingent earnout payments are classified as additional goodwill and are amortized over the remaining life of the original goodwill recorded at the purchase date.


NOTE 9 - PROFESSIONAL RESOURCES ORGANIZATION ACQUISITION

         During September 1999, the Company acquired the operations of the Professional Resources Organization (the Jack Phillips Group) for $1.5 million in cash. The Professional Resources Organization is a measurement assessment firm specializing in measuring the impact and return on investment of training and consulting programs. The acquisition was accounted for using the purchase method of accounting and generated $1.5 million of intangible assets, which are being amortized over a ten-year life.


NOTE 10 - SALE OF PUBLISHERS' PRESS

         The Company is currently negotiating the sale of the commercial division of Publishers' Press, a wholly-owned printing services subsidiary. The Company intends to retain the printing operations dedicated to the production of its paper-based planners. The transaction is expected to close during fiscal 2000. Total sales price is contingent upon various factors, including normal due diligence procedures. The Company does not expect to incur a loss from the sale of these assets.


NOTE 11 - SUBSEQUENT EVENTS

Preferred Stock Subscription Offering

         In connection with the issuance of Series A Preferred Stock (the "Preferred Stock") during fiscal 1999, the Company filed a registration statement with the Securities and Exchange Commission related to a subscription offering for up to an additional 750,000 shares of Preferred Stock. Shareholders of record on November 8, 1999 received a non-transferable right to purchase one share of Preferred Stock for every 27 common shares owned, at a subscription price of $100 per share. The Preferred Stock shares offered to shareholders were substantially identical to the Preferred Stock issued during fiscal 1999 to a private investor. The subscription offering closed on November 30, 1999 with 42,338 shares of Preferred Stock purchased under terms of the subscription offering.

DayTracker.com Purchase

         Subsequent to November 27, 1999, the Company purchased a majority interest in DayTracker.com, a provider of on-line scheduling and calendar services. The total purchase price was $11.0 million in cash and notes payable. The acquisition was accounted for using the purchase method of accounting and generated $9.0 million of intangible assets that are being amortized over a ten-year life.

PART I.  FINANCIAL INFORMATION
ITEM 2.

                               FRANKLIN COVEY CO.
                               ------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management's Discussion and Analysis included in the Company's Annual Report to Shareholders for the year ended August 31, 1999.


RESULTS OF OPERATIONS

       Quarter Ended November 27, 1999 Compared with the Quarter Ended
                               November 28, 1998
       ---------------------------------------------------------------

         The following table sets forth selected data concerning sales of the Company's SBUs (dollars in thousands):

                                      Quarter Ended
                           -------------------------------------
                            November 27,         November 28,
                                1999                 1998           Variance %
                           ----------------     ----------------    ----------
                                       (unaudited)
Consumer Products            $    81,311          $    76,880             6
Training and Education            41,176               40,582             1
International                     14,683               14,701             0
Other                              6,908                8,199           (16)
                             -----------          -----------
                             $   144,078          $   140,362             3
                             ===========          ===========

         Consumer Products sales increased $4.4 million, or 6%, compared to the prior year. Sales increases from the Company's retail stores, contract stationer channel and the Internet channel were partially offset by decreased sales from the mass markets, government products and wholesale channels. Retail store sales increased due to three additional stores and a 7% increase in comparable store sales. At November 27, 1999, the Company was operating 128 retail stores compared to 125 stores at November 28, 1998. Comparable store sales growth was primarily attributable to increased sales of technology-related products such as the Palm V(TM) by 3Com(R) bundled with the Company's Franklin Planner(TM) software, as well as the introduction of limited edition planners such as the Hallmark(R), Shoebox(R), ESPN(R) and Millennium planners. The Company also had increased sales from contract stationer channels due to increased demand from its marketing and distribution agreements with one of its distributors. Sales from the Internet channel have increased due to general changes in consumer buying habits and ongoing enhancements to the Company's electronic commerce infrastructure. Increased sales in these channels were offset by decreased sales from mass markets, government products and wholesale channels. Sales through the mass markets channel decreased due to the termination of an agreement with a mass marketing group. As a result of unfavorable performance from mass market channels, the Company has declined to pursue further mass marketing agreements in fiscal 2000. Government product sales have decreased due to uncertainties surrounding the potential closures of certain base depots and service centers. Sales through the Company's wholesale channel decreased due to the timing of certain recurring product shipments that were shipped and recorded in the fourth quarter fiscal 1999. Sales growth in other distribution channels, including retail stores, contract stationers and the Internet, had a nominal effect on catalog sales during the quarter ended November 27, 1999.

         Training and Education sales increased by $0.6 million, or 1%, compared to the prior year. Sales increases from Premier Agendas were partially offset by sales decreases in the network-marketing channel. The increase in Premier sales resulted primarily from the timing of agenda shipments for the 1999/2000 school year. The decrease in sales through the network-marketing channel was due to a reduction in order volume from one of its customers. Core training sales, including sales from the newly acquired Khalsa Associates sales training group, remained flat as compared to the prior year.

         International sales were flat, as compared to the prior year. Sales increases in Canada and Europe were offset by decreases in Japan. Increased sales in Canada were the result of increased product sales, while increased sales in Europe were due to increased training sales. The decrease in Japan was primarily due to the discontinuance of the Company's publishing business located in Japan.

         Other sales, which consist primarily of the Company's commercial printing services, decreased $1.3 million, or 16%, compared to the prior year. The decrease was primarily due to a reduction in customer orders resulting from uncertainties regarding the pending sale of the Company's commercial printing division.

         Gross margin was 59.0% of sales for the quarter, compared to 61.6% in the prior year. The Company's gross margin was unfavorably affected in the current quarter by changes in product and training mix, channel pricing, and an increase in inventory reserves. The Company's product mix continues to be affected by an overall increase in lower-margin technology-related product sales, coupled with a decline in the volume of higher margin leadership training sales. Increased sales from the contract stationer channel adversely affected gross margin due to contracted pricing terms that have resulted in higher volume, but at reduced margins. Inventory reserves were increased during the quarter as a result of the pre-holiday inventory buildup of new limited edition planners.

         Selling, general and administrative ("SG&A") expenses increased $4.5 million, to 42.2% of sales, compared to 40.2% in the prior year. The increase was primarily due to the ongoing development of electronic-based products, electronic commerce channels, increased promotional spending and overall growth in the Premier business. These increases were slightly offset by a decrease in core associate costs as a result of a reduction in core headcount. During the quarter, the Company continued its spending to develop and market new electronic-based products, such as the Franklin Planner for Microsoft Outlook(TM). The Company also continues to improve its electronic commerce infrastructure to meet changing consumer preferences and has committed significant resources for the development of its Internet web site and other on-line products and services. During the quarter, the Company increased its promotional spending, primarily for catalogs and direct mailings, to advertise new products, such as the Millennium edition of the Franklin Planner, and to improve public program sales. The Company also incurred and expensed during the quarter ended November 27, 1999, other nominal costs related to its restructure plan which were not specific to severance or exit costs. The restructuring plan is expected to be completed by the end of fiscal 2000 and other restructuring costs may be incurred and expensed during fiscal 2000 in order to complete the plan.

         Depreciation charges increased by $0.5 million over the prior year, primarily due to the purchase of manufacturing equipment, computer hardware and software, and the addition of leasehold improvements for new stores. Amortization charges increased by $0.4 million, primarily due to amortization of contingent earnout payments made during the quarter and in fiscal 1999.

         Income taxes have been accrued using an effective rate of 45.1% for the quarter ended November 27, 1999 compared, to 42.0% in the prior year. The increase was primarily due to the impact of non-deductible goodwill amortization from previous acquisitions and related contingent earnout payments.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of capital have been net cash provided by operating activities, long-term borrowings and line of credit financing. Working capital requirements have also been financed through short-term borrowing and line-of-credit financing. During the fourth quarter of fiscal 1999, the Company issued 750,000 shares of Series A Preferred Stock for $75.0 million in cash to a private investor. In connection with the issuance of the Preferred Stock, the Company filed a registration statement with the Securities and Exchange Commission related to a subscription offering for up to an additional 750,000 shares of Preferred Stock. Shareholders of record on November 8, 1999 received a non-transferable right to purchase one share of Preferred Stock for every 27 common shares owned, at a subscription price of $100 per share. The Preferred Stock shares offered to shareholders were substantially identical to the Preferred Stock issued during fiscal 1999 to the private investor. The subscription offering closed subsequent to November 27, 1999 with 42,338 shares of Preferred Stock purchased under terms of the subscription offering.

         Net cash provided by operating activities during quarter ended November 27, 1999 was $29.0 million compared to $17.1 million in the prior year.
Adjustments to net income included $10.9 million of depreciation and amortization charges during the first quarter of fiscal 2000. The major source of cash from operations was the collection of accounts receivable primarily from Premier, which has seasonally high sales during the Company's fourth fiscal quarter. The major use of cash was the payment of accounts payable and accrued liabilities also primarily due to the seasonal nature of Premier's operations.

         Net cash used for investing activities totaled $15.8 million during the first quarter of fiscal 2000 compared to $4.8 million in the prior year. Of this amount, $4.4 million was used to purchase computer hardware and software, manufacturing equipment, leasehold improvements and other property and equipment. The Company used $12.0 million to pay the final Premier contingent earnout payment and purchase the operations of Professional Resources Organization.

         Net cash used for financing activities during the first quarter of fiscal 2000 was $13.9 million compared to $5.9 million in the prior year. The primary source and use of financing cash was related to the retirement of certain notes payable and the expansion of the Company's line of credit. At August 31, 1999, the Company had $85.0 million of senior unsecured notes payable (the "Notes Payable") outstanding. The Notes Payable required the Company to maintain certain financial ratios and net worth levels until the Notes Payable were paid in full. Due to restructuring charges in the fourth quarter of fiscal 1999, the Company was not in compliance with the terms of the Notes Payable at August 31,1999. The Company did not obtain a waiver on the terms of the Notes Payable and during the first quarter of fiscal 2000, the Notes Payable were retired at par plus accrued interest. Also during the first quarter of fiscal 2000, the Company obtained a new line of credit from existing lenders that maintained the Company's $10.0 million short-term line of credit, but increased the long-term line of credit to $100.0 million. The Company utilized existing cash and its expanded line of credit to retire the Notes Payable during the quarter. The new line of credit requires the Company to maintain certain financial ratios and minimum net worth levels, excluding the impact of the fiscal 1999 restructuring charges. As of November 27, 1999, the Company was in compliance with the terms of the line of credit. The new line of credit agreement bears interest at the lessor of the prime rate or the LIBOR rate plus 1.5%, and expires October 1, 2001.

         Going forward, the Company will continue to incur costs necessary for the development of electronic commerce channels, strategic acquisitions and joint ventures, retail store buildouts and renovations, regional office leasehold improvements and other costs related to the restructuring and growth of the business. Cash provided by operations, available lines of credit and other financing alternatives will be used for these expenditures. Management anticipates that its existing capital resources will be sufficient to enable the Company to maintain its current level of operations and its planned internal growth for the foreseeable future. The Company also continues to pursue additional financing alternatives as it repositions itself for future growth.


MARKET RISK OF FINANCIAL INSTRUMENTS

         The Company has exposure to market risk from foreign currency exchange rates and changes in interest rates. To manage the volatility related to currency exchange rates, the Company has entered into limited derivative transactions to manage well-defined foreign exchange risks. However, the notional amount of the exchange contracts is immaterial and any default by counterparties, although unlikely, would have an insignificant effect on the Company's financial statements. As the Company continues to expand internationally, the Company's use of foreign exchange contracts may grow in order to manage the foreign currency risks to the Company. At November 27, 1999, the Company had not entered into derivative instruments to hedge its exposure to interest rate risk.


YEAR 2000 ISSUES

         During 1999, the Company has been actively engaged in assessing and correcting potential year 2000 ("Y2K") information system problems for its critical systems. As of January 5, 2000, the Company has not experienced any significant adverse effects related to Y2K compliance issues. The Company's primary information systems, which include financial, supply chain, "order to collect" and office support systems, continue to operate with no significant problems noted. The majority of detected problems were insignificant and corrected prior to the start of business on January 1, 2000. Crucial external services such as telecommunications, utilities and shipping continue to operate virtually trouble free. As of January 5, 2000, the Company is not aware of any potential supplier problems, and cannot currently estimate the effects of such non-compliance on future operations. At January 5, 2000, the Company has not experienced, and does not expect to experience, any materially unfavorable effects on its operations or financial performance resulting from Y2K issues.


EURO CONVERSION

         On January 1, 1999, the European Monetary Union ("EMU"), which is comprised of 11 out of the 15 member countries of the European Union, introduced a new common currency, the "Euro." During the transition period between January 1, 1999 and January 1, 2002, both the Euro and national currencies will coexist. The national currencies will remain legal tender until at least January 1, 2002, but not later than July 1, 2002. The Company currently transacts business in EMU countries using the national currencies and translates the financial results of those countries in accordance with current accounting pronouncements. Further, the Company has not experienced, nor does it expect to experience, a material adverse impact on its financial condition, results of operations or liquidity as a result of the Euro conversion.

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

         These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results will differ and may differ materially from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the business risks described in the Company's Form 10-K Report for the year ended August 31, 1999 and elsewhere in the Company's filings with the Securities and Exchange Commission.

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

Item 6.   Exhibits and Reports on Form 8-K:

          (A)    Exhibits:

                 10.1 Partnership Interest Purchase Agreement between the Company and DayTracker.com dated December 8, 1999 (filed herewith).

                 10.2 Jon Rowberry Promissory Note and Security Agreement, dated September 23, 1999 (filed herewith).

                 27     Financial Data Schedule (filed herewith).

          (B)    Reports on Form 8-K: Not applicable.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FRANKLIN COVEY CO.


Date:  January 11, 2000             By:   /s/ Robert A. Whitman
     ------------------------           ----------------------------------------
                                         Robert A. Whitman
                                         Chief Executive Officer



Date:  January 11, 2000             By:   /s/ John L. Theler
     ------------------------           ----------------------------------------
                                         John L. Theler
                                         Chief Financial Officer

Exhibit
   No.                 Exhibit                                      Page No.
 -------- -------------------------------------------------      -------------

   10.1   Partnership Interest Purchase Agreement between             19
          the Company and DayTracker.com dated
           December 8, 1999 (filed herewith).

   10.2   John Rowberry Promissory Note and Security                  51
          Agreement, dated September 23, 1999 (filed herewith).

   27     Financial Data Schedule (filed herewith).                   55

                     PARTNERSHIP INTEREST PURCHASE AGREEMENT

                                 by and between

                     FRANKLIN COVEY CO., a Utah corporation,

                                       and

                     DAYTRACKER.COM, a general partnership,

                                       and

                          SCOT ROBINSON, an individual,

                                       and

                         MICHAEL BARLOW, an individual,






                                    Effective
                                December 8, 1999

EXHIBIT 10.1


                     PARTNERSHIP INTEREST PURCHASE AGREEMENT
                     ---------------------------------------


     THIS PARTNERSHIP INTEREST PURCHASE AGREEMENT (the "Agreement") is entered into this 8th day of December, 1999, by and among FRANKLIN COVEY CO., a Utah corporation ("Franklin Covey"), and DAYTRACKER.COM, a California general partnership ("DayTracker"), SCOT ROBINSON, an individual ("Robinson"), and MICHAEL BARLOW, an individual ("Barlow"). Robinson and Barlow are sometimes individually and collectively referred to herein as "Seller." The capitalized terms used in this Agreement, which are not defined in context, have the meanings specified in Article 9 below.

                                    RECITALS:

     WHEREAS, DayTracker is in the business of providing, among other things, WEB-based personal and group information management and calendaring software applications and solutions; and

     WHEREAS, Robinson owns a fifty percent (50%) partnership interest in DayTracker (the "Robinson Partnership Interest") and Barlow owns a fifty percent (50%) partnership interest in DayTracker (the "Barlow Partnership Interest"); and

     WHEREAS, DayTracker is the owner of certain intangible personal property, including intellectual property used in the conduct of DayTracker's business, the name "DayTracker.com," all other trade names under which DayTracker has conducted its business and operations, and certain other assets, as described on Schedule A attached hereto and by this reference incorporated herein (the "Assets"); and

     WHEREAS, Franklin Covey desires to purchase 88.05% of the Robinson Partnership Interest and 88.05% of the Barlow Partnership Interest, resulting in Franklin Covey owning an 88.05% partnership interest, Robinson owning a 5.975% partnership interest and Barlow owning a 5.975% partnership interest, respectively, in DayTracker, all upon the terms and conditions set forth in this Agreement, and

     WHEREAS, Franklin Covey, Robinson and Barlow each desires to then contribute its or his respective partnership interest in DayTracker to a new corporation incorporated in the State of Utah, as Franklin Covey eSolutions, Inc., a Utah Corporation(hereinafter, "eSolutions, Inc.) in exchange for the number of shares of eSolutions, Inc. common stock that will represent a percentage equity interest in eSolutions, Inc. equal to its or his percentage partnership interest in DayTracker immediately prior to said exchange, and to take such other actions and execute such other agreements as are necessary and appropriate to enable eSolutions, Inc. to own, manage, operate and exploit the Assets and to otherwise carry out and conduct the same business as was previously conducted by DayTracker (the "Business") prior to the date of the Closing; and

     WHEREAS, the parties then desire that Franklin Covey will, immediately following the foregoing transactions, purchase additional shares of stock in eSolutions, Inc. for a total purchase price of Two Million Dollars ($2,000,000), resulting in Franklin Covey owning 90% of the issued and outstanding stock of eSolutions, Inc. and Robinson and Barlow each owing 5% of the issued and outstanding stock of eSolutions, Inc. as of the Closing Date; and

     WHEREAS, Seller is making certain representations, warranties, covenants and indemnities herein as an inducement to Franklin Covey to enter into this Agreement;

     NOW THEREFORE, in consideration of the respective representations, warranties and covenants contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:


                                   ARTICLE  1
      SALE OF  PARTNERSHIP  INTERESTS;  EXCHANGE  TRANSACTION;  TRANSACTION
                               AGREEMENTS; CLOSING

     1.1 SALE OF PARTNERSHIP INTERESTS. Subject to the terms and conditions of this Agreement, at the Closing, (i) Robinson shall sell, transfer and deliver to Franklin Covey, and Franklin Covey shall purchase from Robinson for the Robinson Purchase Price set forth in Section 1.8(a), below, all right, title and interest in and to 88.05% of the Robinson Partnership Interest; and (ii) Barlow shall sell, transfer and deliver to Franklin Covey, and Franklin Covey shall purchase from Barlow for the Barlow Purchase Price set forth in Section 1.8(b), below, all right, title and interest in and to 88.05% of the Barlow Partnership Interest. As the result of the foregoing transactions, Franklin Covey shall own an 88.05% partnership interest in DayTracker, Barlow shall own a 5.975% partnership interest in DayTracker, and Robinson shall own a 5.975% partnership interest in DayTracker immediately following the Closing.

     1.2 TAX ELECTIONS. The parties acknowledge that pursuant to Section 708(b)(1)(B) of the Internal Revenue Code of 1986, as amended, (the "Code"), the consummation of the transactions described in Section 1.1 above will cause the technical termination of the DayTracker partnership originally formed by Robinson and Barlow ("Original DayTracker"), will create the existence of a new partnership ("New DayTracker"), and will require the filing by Original
DayTracker of a final partnership tax return. Robinson and Barlow agree to prepare said final tax return and to submit it to Franklin Covey for Franklin Covey's approval, which approval shall not be unreasonably withheld or delayed. Upon Franklin Covey's approval of the final tax return, Robinson and Barlow shall execute and file said final tax return. Robinson and Barlow shall cause Original DayTracker to file as part of said final tax return an election pursuant to Section 754 of the Code to adjust the basis of the Original DayTracker partnership assets to reflect the difference between Franklin Covey's basis for the partnership interest it acquired pursuant to Section 1.1 above and its proportionate share of the adjusted basis of all partnership property. In accordance with Section 1060 of the Code, the parties shall allocate the increase in basis of FC' share of the assets of DayTracker pursuant to the values set forth in Schedule B hereto.

     1.3 INCORPORATION OF ESOLUTIONS, INC. Franklin Covey has heretofore executed and filed with the State of Utah Articles of Incorporation forming eSolutions, Inc. A copy of said Articles is attached hereto as Exhibit 1.3.

     1.4 Exchange Transaction. Subject to the terms and conditions of this Agreement, Franklin Covey, Robinson and Barlow shall be parties to and each agrees to execute an Exchange Agreement, in the form attached hereto as Exhibit 1.4, whereby each shall contribute to eSolutions, Inc. its or his entire respective partnership interest in New DayTracker solely in exchange for the number of shares of common stock of eSolutions, set forth below in a transaction intended to qualify under Section 351 (a) of the Code (the "Exchange"). As the result of the Exchange, each party shall own the percentage of eSolutions, Inc. stock (the "Common Stock") set forth opposite his or its name as follows:

    Shareholder          eSolutions, Inc. Shares Acquired   Percent of eSolutions, Inc. Stock Held
---------------------   ---------------------------------   --------------------------------------
     Robinson                         5,000                                5.975%

      Barlow                          5,000                                5.975%

   Franklin Covey                    73,637                               88.05%


The parties acknowledge that pursuant to Section 708(b)(1)(B) of the Code, the consummation of the transactions described in this Section 1.4 will cause the technical termination of the New DayTracker partnership and will require the filing by New DayTracker of a final partnership tax return. Franklin Covey shall prepare said tax return and submit it to Robinson and Barlow for their approval. Upon said approval, which shall not be unreasonably withheld or delayed, Franklin Covey shall file said tax return.

     1.5 FRANKLIN COVEY STOCK PURCHASE. Concurrently with the Exchange, Franklin Covey shall, at the Closing, purchase an additional 16,363 shares of eSolutions, Inc. common stock for a total purchase price of Two Million Dollars ($2,000,000). Following said purchase, the parties shall own the number of shares of eSolutions, Inc. common stock, representing the percentage ownership interests in eSolutions, Inc. set forth below:

  Shareholder             eSolutions, Inc. Shares Owned     Percent of eSolutions, Inc. Stock Held
---------------------   ---------------------------------   --------------------------------------
    Robinson                          5,000                                    5%

     Barlow                           5,000                                    5%

 Franklin Covey                      90,000                                   90%



     1.6 SHAREHOLDER AGREEMENT. Upon the completion of the Exchange, Franklin Covey, Robinson and Barlow shall execute a Shareholder Agreement in the form attached hereto as Exhibit 1.6, which shall provide, among other things, the following:

          (a) Franklin Covey shall, (i) provided Robinson owns at least a two percent (2%) equity interest in eSolutions, Inc. vote its shares of eSolutions, Inc. stock to elect Robinson as a director of eSolutions, Inc., and (ii) provided Barlow owns at least a two percent (2%) equity interest in eSolutions, Inc., vote its shares of eSolutions, Inc. stock to elect Barlow as a director of eSolutions, Inc. Robinson and Barlow shall be provided reasonable errors and omissions insurance and such other benefits as are afforded other directors of eSolutions, Inc.; and

          (b) Neither Barlow nor Robinson, nor their designees, heirs or assigns, shall offer to sell or sell any stock of eSolutions, Inc to any third party without first offering to sell said stock to Franklin Covey at the same price and on the same terms and conditions offered to or by said third party; and

          (c) eSolutions, Inc. shall not raise capital or enter into any transaction that would dilute either Robinson's or Barlow's equity interest in eSolutions, Inc. unless the Board of Directors of eSolutions, Inc. unanimously votes in favor of such transaction; in this connection, Franklin Covey and Seller agree that, if feasible and prudent, additional capital shall be raised by borrowing, rather than through capital contribution(s); and

          (d) Subject to the provisions of Section 1.6(c), any capital contributions made by the shareholders of eSolutions, Inc. if any, subsequent to Franklin Covey's stock purchase described in Section 1.5, shall be pro rata with respect to all shareholders, each shareholder contributing a percentage of the aggregate dollar capital contribution of all shareholders that corresponds to its or his percentage stock ownership in eSolutions, Inc. and

          (e) In the event any shareholder fails to make its or his pro rata contribution to working capital ("Omitted Contribution") as determined by the Board of Directors of eSolutions, Inc. the other shareholders may make said capital contribution, and will be issued sufficient additional Common Stock so that the percentage ownership interest of the non-contributing shareholder shall be diluted by the quotient derived by dividing a
     numerator  consisting  of  the  Omitted  Contribution,   by  a  denominator
     consisting of the then fair market value of the total outstanding eSolutions, Inc. stock; and

          (f) Subject to the provisions of Section 1.6(c), Robinson, Barlow and Franklin Covey shall, in the event a third party purchases eSolutions, Inc. stock, be diluted on a pari passu basis; provided, however, that Robinson, Barlow shall have the right to purchase shares of eSolutions, Inc. stock at the same price paid by the third party purchaser the number of additional shares of eSolutions, Inc. stock necessary to maintain the same percentage equity position in eSolutions, Inc. which each of them held prior to said third party share purchase; and

          (g) In the event options are granted to third parties to purchase eSolutions, Inc. stock, Robinson, Barlow and Franklin Covey shall be diluted on a pari passu basis; provided, however, that any shareholder may avoid dilution as the result of any such stock option grants by purchasing at a price equal to the then fair market value of a share of eSolutions, Inc. stock the number of additional shares of eSolutions, Inc. stock necessary to maintain the same percentage equity position in eSolutions, Inc. the shareholder held prior to said option grant eSolutions, Inc.; and

          (h) In the event Robinson and Barlow have not been afforded the opportunity within two years following the Closing Date, to liquidate their stock in eSolutions, Inc. through an initial public offering of eSolutions, Inc. stock, a merger, acquisition, consolidation or other similar transaction (a "Liquidation Transaction"), Franklin Covey shall have the option, exercisable during the time period commencing on the second anniversary date of the Closing Date (the "Call Option Trigger Date") and ending on the date ninety (90) days after the Call Option Trigger Date (the "Call Option Period"), to purchase not less than 100% of said shares (the "Optioned Shares") at an option exercise price calculated in accordance with Schedule 1.6(h) attached hereto as of the Call Option Trigger Date (the "Option Exercise Price"). In the event Franklin Covey fails to exercise the foregoing option to purchase the Optioned Shares during the Call Option Period, Robinson and Barlow shall have the right and option, exercisable during the time period commencing on the next business day following the Call Option Period (the "Put Option Trigger Date") and ending on the date ninety (90) days after the Put Option Trigger Date to put the Optioned Shares to Franklin Covey for purchase at the Option Exercise Price. The foregoing notwithstanding, should Robinson and Barlow be required to make a contribution to capital of eSolutions, Inc. or should a contribution to capital be made on their behalf, the Call Option Trigger Date applicable to Franklin Covey, including the date as of which the option exercise price shall be calculated, shall not occur until the second anniversary date of the Closing date or one year following the date of the last such capital contribution, whichever shall last occur. In the event of such capital contribution, the Put Option Trigger Date shall not be extended, and shall be advanced to the day immediately following the second anniversary date of the Closing Date; and

          (i) If Franklin Covey purchases the Optioned Shares pursuant to the provisions of paragraph 1.6(h), above, and within two (2) years thereafter the Board of Directors of Franklin Covey or the Board of Directors of eSolutions, Inc. whichever shall last occur (the "Resolution Date"), adopts a resolution to cause eSolutions, Inc. to engage in a Liquidation Transaction, said Optioned Shares shall be valued based on the value established for eSolutions, Inc. stock in the Liquidation Transaction (the "Liquidation Share Value") and Franklin Covey shall transfer and convey to Robinson and Barlow the number of shares of eSolutions, Inc. stock having a value equal to the percent of the Liquidation Share Value determined by the following table, but reduced by the price paid by Franklin Covey to Robinson and Barlow for the Optioned Shares pursuant to Section 1.6(h) above.

Time Lapse Between Put or Call      Percent of Liquidation Share        Percent of Liquidation Share
Option Exercise and Resolution      Value if Franklin Covey Call        Value if Robinson/Barlow Put
          Date                           Option Exercised                     Option Exercised
------------------------------      -----------------------------      -------------------------------

       1 to 3 months                          100%                                   100%

       4 to 6 months                          100%                                    80%

       7 to 9 months                           80%                                    60%

      10 to 12 months                          60%                                    40%

      13 to 24 months                          40%                                    20%


          The Shareholder Agreement shall further provide that (i) Franklin Covey shall not exercise a call option, without the consent of Robinson and Barlow, during such time as the Board of Directors of Franklin Covey has under consideration or has passed a resolution to cause eSolutions, Inc. to pursue a Liquidation Transaction, and (ii) should Robinson and Barlow exercise a put right during such time, Franklin Covey shall, if it has not already done so, advise Robinson and Barlow that such resolution is under consideration, or has been adopted, and Robinson and Barlow shall have ten business days thereafter within which to withdraw the tender of such put. Without limitation of the foregoing, should the Board of Directors of Franklin Covey, or any committee or officer of Franklin Covey retain consultants, investment advisors or counsel to explore the possibility of a Liquidation Transaction, said Board shall be deemed to have a Liquidation Transaction under consideration.

          The Shareholder Agreement shall further provide that, in the event eSolutions, Inc. has issued shares or options to a third party, or has reached any agreement to issue shares to a third party, prior to the exercise of a put by Robinson or Barlow, or call by Franklin Covey, and has established a valuation for the Common Shares for purposes of said issuance ("Third Party Value") the Optioned Shares shall be valued for purposes of said put or call at the Option Exercise Price, or at the Third Party Value price, whichever is greater.

          (j) Any additional contribution to capital by Robinson or Barlow within 12 months prior to exercise of a put or call option pursuant to
     Section 1.6(h) shall be added to the Option Exercise Price (or Third Party Value price as the case may be), as more specifically set forth at Schedule 1.6(h), attached; and

          (k) Franklin Covey and its Affiliates may, from time to time, render services, material, or other support to or for the benefit of eSolutions, Inc. Franklin Covey and its Affiliates may charge eSolutions, Inc. for such matters; provided, however, that (a) Franklin Covey shall not charge eSolutions, Inc. more than the then prevailing fair market price of any services rendered by Franklin Covey to eSolutions, Inc. (b) transfer prices charged by Franklin Covey to eSolutions, Inc. for Franklin Covey products supplied to eSolutions, Inc. shall not exceed the lowest price charged by Franklin Covey to Franklin Covey Affiliates or third party customers; (c) Franklin Covey shall not charge eSolutions, Inc. any license fees or royalties in connection with eSolutions, Inc.'s use of Franklin Covey brands or trademarks in advertising, labeling or marketing materials and media; and (d) if Franklin Covey or eSolutions, Inc. advertises, promotes, endorses or markets the products or services of the other, any charges for such services shall not exceed the actual cost of producing the promotional or marketing materials used in connection with said services. The charge for such matters shall be accrued by Franklin Covey, and shall be payable by eSolutions, Inc., to the extent of proceeds available from the first to occur of (i) positive cash flow, or (ii) a liquidation event, or (iii) equity contribution by Persons other than the parties or their Affiliates, or (iv) money loaned to eSolutions, Inc. by Persons other than the parties or their Affiliates.

          (l) In the event any capital contribution by Robinson or Barlow is required or permitted at a time when any portion of the principal balance of the Robinson Note or the Barlow Note remains unpaid ("Unpaid Balance"), Franklin Covey shall at Robinson's and/or Barlow's request. loan said sum to Robinson or Barlow as the case may be (the "Loan"), in an amount up to, but not exceeding the Unpaid Balance at the same rate of interest born by, and to be repaid at the time of payment of, the last remaining installment of the Unpaid Balance which would reduce the Unpaid Balance to an amount below the Loan amount outstanding. At the time of said repayment, Franklin Covey may offset any remaining obligation under a Loan against the Unpaid Balance.

     1.7 Additional Understandings. In connection with Franklin Covey's purchase of the Robinson Partnership Interest and the Barlow Partnership Interest and each other transaction contemplated by this Agreement, and pursuant to Franklin Covey's investigation of the Business as provided in this Agreement, Franklin Covey has reviewed and examined all business records, service agreements, supply agreements, marketing agreements, customer contracts, employment agreements, and related agreements and all other contracts and relationships which Seller or DayTracker has with any suppliers, vendors, customers or any third parties providing services, supplies or equipment to DayTracker or with whom DayTracker does business and has met with all employees, officers and directors of DayTracker, if any, other than Seller, and others necessary for Franklin Covey to fully evaluate the Business and Assets and the transactions contemplated hereby. Franklin Covey has made reasonable physical inspections of the Assets and reasonable legal or factual inquiry of any matter relating to the subject matter of this Agreement as Franklin Covey, in its sole discretion, deemed necessary or appropriate, including reviewof the books, records, expenses, and other financial data relating to the Business and the Assets.

     1.8 Purchase Price.

          (a) Subject to the terms and conditions of this Agreement, the purchase price to be paid by Franklin Covey for the Robinson Partnership Interest (the "Robinson Purchase Price") shall be Four Million Five Hundred Thousand Dollars ($4,500,000.00), payable as follows: One Million Five Hundred Thousand Dollars ($1,500,000.00) shall be payable in cash at the Closing, and the sum of Three Million Dollars ($3,000,000.00) shall be represented by a promissory note, a copy of which is attached hereto as
     Exhibit 1.8(a) (the "Robinson Note") payable in two (2) equal installments of One Million Five Hundred Thousand Dollars ($1,500,000.00), the first installment to be paid on the 1st anniversary of the Closing Date, and the second installment to be paid on the 2nd anniversary of the Closing Date, with interest accruing at the rate of eight percent (8%) per annum on the unpaid principal balance from and after the Closing Date until the Robinson
     Note is paid in full.

          (b) Subject to the terms and conditions of this Agreement, the purchase price to be paid by Franklin Covey for the Barlow Partnership Interest (the "Barlow Purchase Price") shall be Four Million Five Hundred Thousand Dollars ($4,500,000.00), payable as follows: One Million Five Hundred Thousand Dollars ($1,500,000.00) shall be payable in cash at the Closing, and the sum of Three Million Dollars ($3,000,000.00) shall be represented by a promissory note, a copy of which is attached hereto as
     Exhibit 1.8(b) (the "Barlow Note") payable in two (2) equal installments of One Million Five Hundred Thousand Dollars ($1,500,000.00), the first installment to be paid on the 1st anniversary of the Closing Date, and the second installment to be paid on the 2nd anniversary of the Closing Date, with interest accruing at the rate of eight percent (8%) per annum on the unpaid principal balance from and after the Closing Date until the Barlow
     Note is paid in full.

          (c) The remaining installment payments due and owing to Robinson and Barlow shall be secured, each, by a pledge of 24,544 shares of eSolutions, Inc. Stock owned by Franklin Covey, having a value on the Closing Date equivalent to the remaining installments of the Barlow Note and Robinson Note, in the form attached hereto as Exhibit 1.8(c).

     1.9 Closing Deliveries.

          (a) At the Closing, Seller shall deliver to Franklin Covey the following (the form, content and substance of which shall be satisfactory to Franklin Covey and Seller in all respects):

               (1) The Partnership Interest Purchase Agreement executed by Robinson and Barlow; and

               (2) The  Shareholder  Agreement  executed by Robinson and Barlow;
          and

               (3) Copies of each of the Transaction Agreements executed by all parties except Franklin Covey; and

               (4) Such other  documents  as may be required by this  Agreement,
          including  all  of  the  Transaction  Agreements,   or  as  reasonably
          requested by Franklin Covey.

               (5) An opinion with respect to the matters set forth in Exhibit 1.9(a)(5), attached hereto, from counsel to the Seller, addressed to Franklin Covey and dated as of the Closing Date; and

          (b) At the Closing, Franklin Covey shall deliver or cause to be delivered to Seller the following (the form, content and substance of which shall be satisfactory to Seller and Franklin Covey in all respects):

               (6) A bank cashier's check or confirmed wire transfer of funds to Robinson's designated bank account in the amount of One Million Five Hundred Thousand Dollars ($1,500,000.00) pursuant to paragraph 1.8(a) payable to the order of Robinson; and

               (7) The Robinson Note; and

               (8) A bank cashier's check or confirmed wire transfer of funds to Barlow's designated bank account in the amount of One Million Five Hundred Thousand Dollars ($1,5000,000.00) pursuant to paragraph 1.8(b) payable to the order of Barlow; and

               (9) The Barlow Note; and

               (10) A certificate in the name of Robinson evidencing his ownership of 5,000 Common Shares; and

               (11) A certificate in the name of Barlow evidencing his ownership of 5,000 Common Shares; and

               (12)  Copies  of  the  Transaction   Agreements,   including  the
          Shareholder Agreement, executed by Franklin Covey; and

               (13) An opinion with respect to the matters set forth in Exhibit 1.9(b)(8), attached hereto, from counsel to Franklin Covey, addressed to Seller, and dated as of the Closing Date; and

               (14) An assignment and pledge of Common Shares to Robinson, as security for payment of the Robinson Note, in the form attached hereto as Exhibit 1.9(b)(9); and

               (15) An assignment and pledge of Common Shares to Barlow, as security for payment of the Barlow Note, in the form attached hereto as Exhibit 1.9(b)(10); and

               (16) A copy of the director resolutions by which all corporate actions on the part of Franklin Covey necessary to approve this Agreement were taken, certified by the Secretary of Franklin Covey; and

               (17) Such other documents as may be required by this Agreement, the Transaction Agreements or as reasonably requested by Seller.

                                     ARTICLE 2
                    REPRESENTATIONS AND WARRANTIES OF SELLER

     Seller jointly and severally represents and warrants to Franklin Covey that, except as set forth in the Disclosure Schedule to be delivered to Franklin Covey pursuant to the terms of this Agreement, the following are correct and complete in all material respects as of the date of this Agreement and will be materially correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this Article 2), except as expressly contemplated by this Agreement.

     2.1 CONSENTS AND APPROVALS; NO VIOLATION. Neither the execution and delivery of this Agreement or the Transaction Agreements by Seller, the consummation of the transactions contemplated hereby and thereby, nor the compliance by Seller with any of the provisions hereof and thereof will, as of the Closing Date, (i) result in a violation or breach of, or constitute (with or without due notice or lapse of time or both) a default (or give rise to any right of termination, cancellation or acceleration) under, any of the terms, conditions or provisions of any note, contract, agreement, commitment, bond, mortgage, indenture, license, lease, pledge agreement or other instrument or obligation to which DayTracker or Seller is a party or by which DayTracker or Seller or any of DayTracker's or Seller's properties or assets may be bound, including, without limitation, any agreement with respect to the sale by DayTracker or Seller of any of DayTracker's or Seller's properties or assets,
(ii) violate or conflict with any provision of any Legal Requirement binding upon DayTracker or Seller, or (iii) result in, or require, the creation or imposition of, any Encumbrance upon or with respect to any of the Assets, or impair the ability of Seller to carry out Seller's obligations under this Agreement or the Transaction Agreements.

     2.2 BOOKS AND RECORDS. The books of account and other business records of DayTracker regarding the Assets, the Business and the results of operations of DayTracker have all been made available to Franklin Covey and such books and records are, to the best of Seller's knowledge, true and correct.

     2.3 ABSENCE OF UNDISCLOSED LIABILITIES. Except as and to the extent fully reflected or reserved against on DayTracker's Financial Statements or as fully disclosed in writing to Franklin Covey on the Disclosure Schedule or except for liabilities incurred in the Ordinary Course of Business since the date of the Financial Statements: (a) DayTracker does not have any Liabilities, including, without limitation, any Liabilities resulting from failure to comply with any Legal Requirement applicable to DayTracker due or to become due and whether incurred in respect of or measured by the income or sales of DayTracker for any period, or arising out of any transaction entered into or any state of facts existing, on or before the Closing Date, which could materially adversely affect the Assets, give rise to an Encumbrance against the Assets or materially adversely affect DayTracker's ability to carry out the transactions contemplated by this Agreement and the Transaction Agreements; (b) as of the Closing Date there was no transaction previously entered into or any state of facts or circumstances existing which could give rise to, cause or result in any Liability of DayTracker which could materially adversely affect the Assets, give rise to an Encumbrance against the Assets or materially adversely affect
DayTracker's ability to carry out the transactions contemplated by this Agreement and the Transaction Agreements; and (c) there is no basis for any assertion against the Assets as of the Closing Date, of any Liabilities of any nature.

     2.4 FINANCIAL STATEMENTS. Seller has delivered or will deliver to Franklin Covey the unaudited balance sheet of DayTracker as of December 31, 1998, and the related unaudited statement of income for the twelve (12) months then ended. Franklin Covey has been advised, as set forth in the Disclosure Statements, that Seller has not maintained its financial records according to generally accepted accounting principles ("GAAP"), nor has it maintained formal journals. Subject to such reservations and limitations, all such Financial Statements delivered pursuant to this Section 2.4 (the "Financial Statements") fairly present the financial condition and results of operations of DayTracker as of the respective dates thereof and for the period referred to therein.

     2.5 ABSENCE OF CHANGES. Since December 31, 1998, there has not been (i) any Material Adverse Change, or any event, condition or contingency that is likely to result in a Material Adverse Change; (ii) except as reflected in the Disclosure Statements, to prepare more formal compilations, any change in the accounting methods followed by DayTracker; (iii) any entry into, termination or receipt of notice of termination of any material agreement or commitment except in the Ordinary Course of Business; (v) any dispute or any other occurrence, event or condition of any character, which reasonably could be anticipated to give rise to a legal or administrative action or to a Material Adverse Change; or (vi) any agreement to do any of the foregoing.

     2.6 CONTRACTS.

          (a) Copies of all written Contracts have been delivered to Franklin Covey.

          (b) Other than oral agreements which Seller has no reason to believe will not be fully performed by both parties thereto, all of the Contracts are in full force and effect and are valid and enforceable in accordance with their terms, there are no defaults thereunder or breaches thereof, and no condition exists or event has occurred which, with notice or lapse of time or both, would constitute a default or a basis for force majeure or other claim of excusable delay or non-performance thereunder and are fully assignable to eSolutions, Inc. and enforceable by eSolutions, Inc. in accordance with their terms without the consent of the other party thereto except in those instances where consent is required, in which event Seller will use their best reasonable efforts to obtain such consents. Without limiting the generality of the foregoing, Seller specifically represents and warrants that DayTracker is in full compliance with any and all software license agreements relating to software programs utilized at any time by DayTracker which are assigned and transferred to eSolutions, Inc. pursuant to this Agreement.

          (c) There are no renegotiations of, or attempts to renegotiate, or outstanding rights to renegotiate, any material amounts paid or payable to

     DayTracker under the Contracts to which DayTracker is a party with any person or entity having the contractual or statutory right to demand or require such re-negotiation. No such person or entity has made verbal or written demand for such renegotiations.

     2.7 TITLE TO ASSETS AND RELATED MATTERS. DayTracker owns all of its Assets free and clear of all Encumbrances and the claims or rights of any other party, except for Encumbrances represented by liabilities of DayTracker incurred in the ordinary course of business and disclosed in the Financial Statement or Disclosure Schedule, and the restrictions, conditions, obligations in the Contracts, and other matters disclosed on the Disclosure Schedule.

     2.8 COMPLIANCE WITH LAWS. DayTracker is in compliance with all Legal Requirements applicable to its ownership of the Assets and the operation of its business where the failure so to comply would have a material adverse effect on DayTracker's ability to carry out its obligations under this Agreement or the Transaction Agreements, and DayTracker has no basis to expect, nor has it received, any Order, notice, or other communication from any Governmental Authority of any alleged, actual, or potential violation and/or failure to comply with any such Legal Requirement.

     2.9 LITIGATION. DayTracker is not subject to any Order in which relief is sought involving, affecting, or relating to the ownership, operation, or use of the Assets or the business of DayTracker or the matters covered by the Transaction Agreements which would prevent, delay, or make illegal the transactions contemplated by this Agreement or the Transaction Agreements. There are no Proceedings pending, or to the best of Seller's knowledge, threatened against, involving, affecting, or relating to DayTracker or to its ownership, operation, or use of the Assets or to the conduct of its business or before any arbitrator or Governmental Authority. There exist no facts known to Seller that would serve as a basis for the institution of any Proceeding against DayTracker or any of the Assets or the conduct of the business of DayTracker or which would prohibit or materially adversely affect the ability of DayTracker to carry out its obligations under this Agreement or the Transaction Agreements.

     2.10 NO BROKER'S OR FINDER'S FEES. No agent, broker, investment banker or similar Person has acted directly or indirectly on behalf of Seller or DayTracker in connection with this Agreement or the transactions contemplated hereby, and no Person, including Seller or DayTracker, is or will be entitled to any broker's or finder's fee or any other commission or similar fee or expense, directly or indirectly, in connection with this Agreement, the Transaction Agreements or the transactions contemplated hereby or thereby.

     2.11 BANKRUPTCY. DayTracker has not made any assignment for the benefit of creditors, filed any petition in bankruptcy, been adjudicated insolvent or bankrupt, petitioned or applied to any tribunal for any receiver, conservator or trustee of it or any of its property or assets, or commenced any Proceeding under any reorganization arrangement, readjustment of debt, conservation, dissolution or liquidation law or statute of any jurisdiction; and no such action or Proceeding has been commenced or threatened against DayTracker by any creditor, claimant, governmental authority or any other Person.

     2.12 PERSONAL PROPERTY. Seller has disclosed to Franklin Covey all the Intangible Personal Property owned by DayTracker and/or Seller or used or useful in connection with the Business or the matters covered by this Agreement and the Transaction Agreements. Seller has made available to Franklin Covey true, correct and complete copies of all material contracts, agreements, leases and commitments relating to or affecting any interest in the Intangible Personal Property of DayTracker or related to the Business. There is no other personal property necessary to the operation of the Business that has not been disclosed to Franklin Covey. eSolutions, Inc. will be acquiring all of the Intangible Personal property owned by DayTracker.

     2.13 DISCLOSURE. No representation or warranty of Seller contained in this Agreement (as qualified by the Disclosure Schedule), the Schedules and Exhibits hereto, or the Transaction Agreements to which Seller is a party contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements herein or therein, in light of the circumstances under which they were made, not misleading. There is no fact known to Seller which has specific application to DayTracker or the Assets (other than general economic or industry conditions) and which materially adversely affect or materially threatens, the Assets, the Business, the ability of eSolutions, Inc. to carry on the Business after the Closing, or the ability of Seller to carry out its obligations under this Agreement or the Transaction Agreements, which has not been set forth in this Agreement or otherwise disclosed in writing to Franklin Covey.

     2.14 TAX MATTERS. Seller and DayTracker will file or cause to be filed on a timely basis all Tax Returns that are or were required to be filed by or with respect to DayTracker pursuant to the Legal Requirements of each Governmental Authority with taxing power over it or the Assets. DayTracker shall pay, or make provision for the payment of, all Taxes of DayTracker that may become due pursuant to those Tax Returns, or otherwise, or pursuant to any assessment received by DayTracker. There have been no audits by the Internal Revenue Service or relevant state tax authorities of the United States federal or state income, or state franchise or sales, Tax Returns of DayTracker.

     2.15 INTELLECTUAL PROPERTY. The term "Intellectual Property Assets" shall include the Name, all other fictitious business names and trade names under which DayTracker has conducted the Business, registered and unregistered trademarks, service marks, domain name registrations, and applications therefor (collectively, "Marks") used in connection with the Business, all copyrights in both published works and unpublished works (collectively, "Copyrights") owned, or used by DayTracker in connection with the operation of the Business, and all designs, inventions, know-how, trade secrets, confidential information, software, technical information, (collectively, "Trade Secrets") owned, developed or used by Seller or DayTracker in connection with the operation of the Business. The term "Intellectual Property Assets" shall not include any "off-the-shelf" software that Seller or DayTracker is using and assigning to eSolutions, Inc. pursuant to the terms of this Agreement. The Intellectual Property Assets are all those owned and used by or capable of being used by DayTracker in the operation of the Business, and consist of intellectual property that is either (i) owned by or held by or on behalf of DayTracker, (ii) in the public domain, or (iii) rightfully used by DayTracker and authorized for use by DayTracker pursuant to license or agreement. There are no pending Proceedings or to the best of Seller's knowledge threatened disputes or disagreements with respect to the Intellectual Property Assets. Seller and/or DayTracker owns all right, title and interest in and to each of its Intellectual Property Assets free and clear of all Encumbrances, and Seller and DayTracker have the right to transfer without payment to a third party, all the Intellectual Property Assets being transferred pursuant to the terms of this Agreement. To Seller's knowledge, no such Intellectual Property Asset infringes upon or has been alleged to infringe upon the intellectual property rights of any other Person. Except as disclosed on the Disclosure Schedule, DayTracker has not granted rights or licenses to any third parties with respect to any Intellectual Property Assets.

     2.16 PARTNERSHIP STATUS. DayTracker is, and upon the Closing Date will be, a California General Partnership, whose partners are, and at all times have been, Barlow and Robinson.


                                     ARTICLE 3
                REPRESENTATIONS AND WARRANTIES OF FRANKLIN COVEY

         Franklin Covey represents and warrants to Seller as follows:

     3.1 ORGANIZATION, EXISTENCE AND GOOD STANDING. Franklin Covey is a corporation duly organized, validly existing and in good standing under the laws of the State of Utah and has full corporate power and authority to carry on its business as now being conducted, to own and operate its properties and assets, and to perform all its obligations under the Contracts and the Transaction Agreements. Franklin Covey is duly qualified to do business as a foreign corporation and is in good standing under the laws of each state or other jurisdiction in which the properties and assets owned or leased and operated by it or the nature of the business conducted by it make such qualification necessary and where the failure so to qualify would have a material adverse effect on Franklin Covey's business or operations.

     3.2 AUTHORITY. Franklin Covey has full power and authority to execute and deliver this Agreement and the Transaction Agreements, to perform its obligations hereunder and thereunder, and to consummate the transactions contemplated hereby and thereby. This Agreement has been duly and validly executed and delivered by Franklin Covey and constitutes the legal, valid and binding agreement of Franklin Covey enforceable against Franklin Covey in accordance with its terms. The Transaction Agreements to which Franklin Covey is a party, when executed by Franklin Covey, will have been duly and validly executed and delivered by Franklin Covey and will constitute the legal, valid, and binding agreement of Franklin Covey, enforceable against Franklin Covey in accordance with their terms. All corporate, shareholder and other action necessary to authorize the execution, delivery and performance of this Agreement and the Transaction Agreements by Franklin Covey and the consummation by Franklin Covey of the transactions contemplated by this Agreement and the Transaction Agreements shall have been duly and validly taken and Franklin Covey has full right and power to perform its obligations upon the terms provided in this Agreement and the Transaction Agreements.

     3.3 CONSENTS AND APPROVALS; NO VIOLATION. No filing or registration with, no notice to and no Governmental Authorization, consent or approval of any Governmental Authority, creditor or other person in a contractual relationship with Franklin Covey is necessary in connection with Franklin Covey's execution and delivery of this Agreement or the Transaction Agreements, the performance of its obligations hereunder or thereunder or the consummation of the transactions contemplated hereby or thereby. Neither the execution and delivery of this Agreement or the Transaction Agreements, the consummation of the transactions contemplated hereby or thereby, nor the compliance by Franklin Covey with any of the provisions thereof will, as of the Closing Date, (i) result in a violation or breach of, or constitute (with or without due notice or lapse of time or both) a default (or give rise to any right of termination, cancellation or acceleration) under, any of the terms, conditions or provisions of any note, contract, agreement, commitment, bond, mortgage, indenture, license, lease, pledge agreement or other instrument or obligation to which Franklin Covey is a party or by which Franklin Covey or any of its properties or assets may be bound, (ii) violate or conflict with any provision of any Legal Requirement binding upon Franklin Covey; or (iii) result in, or require, the creation or imposition of any Encumbrance upon or with respect to any of the properties now owned or used by Franklin Covey.

     3.4 BANKRUPTCY. Franklin Covey has not made any assignment for the benefit of creditors, filed any petition in bankruptcy, been adjudicated insolvent or bankrupt, petitioned or applied to any tribunal for any receiver, conservator or trustee of it or any of its property or assets, or commenced any Proceeding under any reorganization arrangement, readjustment of debt, conservation, dissolution or liquidation law or statute of any jurisdiction; and no such action or Proceeding has been commenced or threatened against Franklin Covey by any creditor, claimant, governmental authority or any other person.

     3.5 NO BROKER'S OR FINDER'S FEES. No agent, broker, investment banker or similar Person has acted directly or indirectly on behalf of Franklin Covey in connection with this Agreement or the transactions contemplated hereby, and no Person, including Franklin Covey, is or will be entitled to any broker's or finder's fee or any other commission or similar fee or expense, directly or indirectly, in connection with this Agreement or the transactions contemplated hereby.

     3.6 REPORTS. Franklin Covey previously has furnished to Seller complete and accurate copies of each report, schedule and proxy statement filed with the Securities and Exchange Commission on or after January 1, 1999 (the "Reports"). As of their respective dates, the Reports did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

                                   ARTICLE 4
            CONDITIONS PRECEDENT TO THE OBLIGATIONS OF FRANKLIN COVEY

     The obligations of Franklin Covey to consummate the transactions contemplated by this Agreement and the Transaction Agreements at the Closing are subject to fulfillment of the following conditions on or prior to the Closing, any one or more of which may be waived in whole or in part by Franklin Covey in the manner provided for herein.

     4.1 REPRESENTATIONS AND WARRANTIES TRUE AT CLOSING. The representations and warranties of Seller contained in this Agreement and the Transaction Agreements, including the Schedules thereto are true, correct and complete in all material respects as of the Closing Date.

     4.2 SELLER'S COMPLIANCE WITH AGREEMENT AND TRANSACTION AGREEMENTS. Seller shall have performed and complied with all obligations, agreements, covenants and conditions required by this Agreement and the Transaction Agreements to be performed or complied with by Seller on or before the Closing Date. Seller shall have executed and delivered to Franklin Covey all of the Transaction Agreements to which Seller is a party and shall have made all other deliveries to Franklin Covey required by Section 1.9 hereof.

     4.3 AUTHORIZATION; THIRD PARTY CONSENTS. All filings and registrations with, and notice to and each Governmental Authorization, consent or approval of any Governmental Authority, creditor or other person in a contractual relationship with Seller which is necessary in connection with Seller's execution and delivery of the Transaction Agreements, the performance of its obligations thereunder, or the consummation of the transactions contemplated thereby shall have been made or obtained, except where the failure to so obtain will not have a material adverse effect on the Assets or the Business. Such consents of third parties shall include, but not be limited to, the consents of lenders holding security interests in the Assets to the assignment of such Assets and the assumption of such obligations by eSolutions, Inc., and the consent, where required, to the assignment of all Contracts being assumed by eSolutions, Inc. Seller shall have delivered to Franklin Covey a certificate, executed by Seller, and dated as of the Closing Date, to the foregoing effect. On or prior to the Closing Date, Seller shall have furnished to Franklin Covey evidence of the foregoing consents. eSolutions, Inc. shall have or shall have obtained all licenses, permits, or Governmental Authorizations necessary for it to operate the Business as previously operated by DayTracker.

     4.4 GOOD TITLE. Subject to the provisions of Section 2.15 above, and the Disclosure Schedules, the Assets ultimately transferred to eSolutions, Inc. pursuant to the transactions contemplated hereby shall be free and clear of all Encumbrances, except for Encumbrances represented by Assumed Liabilities or as otherwise set forth herein, as provided in the Contracts, or as otherwise disclosed and approved by Franklin Covey. No claim shall have been filed, made or threatened by any Person asserting that such Person is entitled to any part of the Purchase Price or other amounts paid for the Assets or pursuant to the Transaction Agreements or that any person has any claim or interest in any of the Assets.

     4.5 NO PROHIBITION OF TRANSACTION. No Proceeding, regulation or legislation shall have been instituted, threatened or proposed before, nor any Order issued by, any Governmental Authority to enjoin, restrain, prohibit or obtain substantial damages in respect of, which is related to, or which arises out of, this Agreement or the Transaction Agreements.

     4.6 NOTICES. Seller will give any notices to third parties required by agreements with such third parties or pursuant to Legal Requirements.

     4.7 ACTIONS SATISFACTORY. The form and substance of all actions, Proceedings, instruments and documents required to consummate the transactions contemplated by this Agreement shall have been satisfactory in all reasonable respects to Franklin Covey and its counsel.

     4.8 DISCLOSURE SCHEDULE. The Disclosure Schedule contemplated by Article 2 hereof has been delivered by Seller to Franklin Covey concurrently with execution of this Agreement and is satisfactory in all respects to Franklin Covey.


                                    ARTICLE 5
                CONDITIONS PRECEDENT TO THE OBLIGATIONS OF SELLER

     The obligations of Seller to consummate the transactions contemplated by this Agreement at the Closing are subject to the fulfillment of the following conditions on or prior to the Closing, any one or more of which may be waived by Seller in the manner provided for herein.

     5.1 REPRESENTATIONS AND WARRANTIES TRUE AT CLOSING. The representations and warranties of Franklin Covey contained in this Agreement shall be true, correct and complete in all material respects as of the Closing Date.

     5.2 FRANKLIN COVEY'S PERFORMANCE; COMPLIANCE WITH AGREEMENT. Franklin Covey shall have performed and complied with all obligations, agreements, covenants and conditions required by this Agreement and the Transaction Agreements to be performed or complied with by Franklin Covey on or before the Closing Date. Franklin Covey shall have executed and delivered to Seller all of the Transaction Agreements and shall have made all of the other deliveries required by Section 1.9 hereof.

     5.3 NO PROHIBITION OF TRANSACTION. No Proceeding, regulation or legislation shall have been instituted, threatened or proposed before, nor any Order issued by, any Governmental Authority to enjoin, restrain, prohibit or obtain substantial damages from Seller in respect of, which is related to, or which arises out of, this Agreement.

     5.4 COMPLIANCE WITH LAW. There shall have been obtained any and all Governmental Authorizations which counsel for Seller may reasonably deem necessary or appropriate so that consummation of the transactions contemplated by this Agreement and the Transaction Agreements will be in compliance with Legal Requirements.

     5.5 ACTIONS SATISFACTORY. The form and substance of all actions, Proceedings, instruments and documents required to consummate the transactions contemplated by this Agreement shall have been satisfactory in all reasonable respects to Seller and their counsel.


                                   ARTICLE 6
                       ADDITIONAL COVENANTS AND AGREEMENTS

     6.1 EXPENSES. Except as otherwise expressly provided herein, each party to this Agreement shall bear its respective expenses incurred in connection with the preparation, execution and performance of this Agreement and the transactions contemplated hereby, including all fees and expenses of agents, representatives, counsel and accountants. The parties understand and acknowledge that Franklin Covey is acquiring portions of Seller's partnership interests in Day Tracker as set forth at Article 1.1, above, and that while Franklin Covey has agreed that Day Tracker will then have certain liabilities as more particularly set forth at Article 2.3, above, Franklin Covey has not agreed to assume or pay any of Seller's costs incurred in consummating the transactions contemplated hereby, including, but not limited to, any legal, accounting, tax or transaction costs.

     6.2 PUBLIC ANNOUNCEMENTS. Any public announcement or similar publicity with respect to this Agreement or the transactions contemplated hereby shall be issued, if at all, at such time and in such manner as Franklin Covey and Seller shall determine, but , following the date upon which all contingencies to closing have been waived by both parties, either party may make such announcements, give such notices and provide such information to Governmental Authorities, employees, creditors, Affiliates and the public as its counsel may advise is legally required, following a good faith effort to meet and confer with the other party upon the form and content of such announcement.

     6.3 CONFIDENTIALITY. Each party will maintain in confidence, and cause its directors, officers, employees, agents and advisors to maintain in confidence, all Confidential Information unless it is required to be disclosed by law, is disclosed pursuant to the written consent of the party from whom it has been obtained, or it ceases to be Confidential Information as provided below. Confidential Information shall not include information which: (a) is now, or hereafter becomes generally, known, or available through no act or failure to act on the part of the party to whom it has been disclosed, (b) is hereafter furnished to a party by a third party, as matter of right and without restriction on disclosure; (c) is subject to a written permission to disclose provided by the party that originally possesses such information. Each party may disclose the Confidential Information only to his or its representatives who need to know such information for the purpose of consummating the transactions called for by this Agreement. If the transactions contemplated by this Agreement are not consummated, each party will return all Confidential Information to the party from whom it was obtained. Neither party will use any confidential information of the other for any purpose other than for the carrying out of this Agreement or the transactions contemplated thereby.

     6.4 OPERATION OF BUSINESS. Except as specifically provided in this Agreement, DayTracker will not engage in any practice, take any action or enter into any transaction outside the Ordinary Course of Business from the date of this Agreement until the Closing Date. Seller will use its best commercially reasonable efforts to keep the business and Assets of DayTracker substantially intact, to comply with all laws applicable to the Business and to maintain good working relationships with lessors, licensors, suppliers, customers and employees. Except as expressly contemplated by this Agreement, neither Seller nor DayTracker will enter into any transaction, arrangement or contract with, or distribute or transfer any property or other assets to any officer, director, stockholder, trustee or other insider or Affiliate of Seller (other than salaries and employee benefits in the Ordinary Course of Business). Until the Closing Date, Seller will give prompt written notice to Franklin Covey of any material development affecting the Assets, Liabilities, Business, financial condition, operations, results of operations or future prospects of DayTracker. Each party will give prompt written notice to the other of any material development affecting the ability of such party to consummate the transactions contemplated by this Agreement. No disclosure by any party pursuant to this
Section 6.4 shall prevent or cure any misrepresentation, breach of warranty or breach of covenant.

     6.5 NOTICE. From the date of this Agreement until and including the Closing Date, Seller will give Franklin Covey prompt notice of (i) any litigation instituted or threatened against Seller (which relates to DayTracker) or DayTracker or which could affect the ability of Seller to close the transactions contemplated by this Agreement, or of any governmental investigation or inquiry with respect to Seller (which relates to DayTracker) or DayTracker, and (ii) any event or circumstance which could have a material adverse effect on the transactions contemplated hereby or could cause any of the representations or warranties to be untrue at Closing or any other Closing condition not to be satisfied.

     6.6 TRANSFER AND DUTIES. Following the Closing, Robinson and Barlow, individually and collectively, will dedicate as much time as they and each of them are able to dedicate, subject to their respective contractual commitments and constraints, if any, as of the Closing Date, to transfer to eSolutions, Inc. all information, trade secrets, know-how, processes, systems, designs, inventions, confidential information, technical information, work books, and all other tangible and intangible information and work product associated with DayTracker.com, and thereafter, and for a reasonable period of time, not to exceed six months, to facilitate the successful operation and growth of eSolutions, Inc.. Robinson and Barlow shall be afforded such liability and errors and omissions insurance as Franklin Covey makes available to its managerial personnel, and shall be reimbursed for costs and expenses reasonably and necessarily incurred on the same basis as Franklin Covey managerial personnel.


                                    ARTICLE 7
                                 INDEMNIFICATION

     7.1 INDEMNIFICATION BY SELLER. Seller, jointly and severally, unconditionally, and irrevocably agrees to and shall defend, indemnify and hold harmless Franklin Covey and eSolutions, Inc., and each of Franklin Covey and eSolutions, Inc.'s officers, directors, employees, successors and assigns, (Franklin Covey and eSolutions, Inc. and such persons are collectively referred to as "FN Indemnified Persons") from and against, and shall reimburse FN Indemnified Persons for, each and every Loss paid, imposed on or incurred by FN Indemnified Persons, directly or indirectly, relating to, resulting from or arising out of a breach of (a) any representation, warranty or covenant of Seller under this Agreement or the Transaction Agreement or any agreement, certificate or other document delivered or to be delivered by Seller pursuant hereto in any respect, or any breach or non-fulfillment of any covenant, agreement or other obligation of Seller under this Agreement or the Transaction Agreements, (b) any action incident to the foregoing or this Paragraph 7.1; or
(c) any misrepresentation, breach of warranty or non-fulfillment of any agreement or covenant on the part of Seller under this Agreement, or from any misrepresentation in or omissions from any certificate, schedule, statement, document or instrument furnished to Franklin Covey pursuant hereto or in connection with the negotiation, execution or performance of this Agreement; and, notwithstanding any other provision of this Agreement to the contrary, the parties agree that the indemnification obligation of Seller hereunder and with respect to any independent causes of action of the FN Indemnified Persons under the said representations, warranties and covenants, both jointly and severally, shall be capped at a total amount of Four Million Dollars ($4,000,000) on an aggregate basis for all claims and causes of action to which the FN Indemnified Persons are entitled to indemnity hereunder as follows: (1) there shall be a cap in the amount of Two Million Dollars ($2,000,000) in the aggregate with respect to any Single Party Losses (as defined in Section 9.32, below); and (2) there shall be a cap in the amount of Two Million Dollars ($2,000,000) in the aggregate with respect to all other Losses combined, exclusive of the Single Party Losses. Seller will have no obligation to indemnify the FN Indemnified Persons from and against any Loss resulting from, arising out of, relating to or caused by Seller or Seller's breach of any representation or warranty thereunder until the Franklin Covey's aggregate loss suffered by reason thereof is in excess of Fifty Thousand Dollars ($50,000), in which case Seller shall indemnify the FN Indemnified Persons for all indemnified losses suffered by the FN Indemnified Persons. Any other provision of this Agreement to the contrary notwithstanding, Seller shall not be liable for any indemnification claimed by Franklin Covey or eSolutions, Inc. for any amount over and above $100,000 resulting from or arising out of any claim (for purposes of this provision a "claim" shall be deemed to included all demands or causes of action arising out of the same transaction or occurrence or related series of transactions or occurrences) by users of the DayTracker website concerning or relating to any information or other content contained in said website after the Closing Date.

                  In the event that a Loss shall consist of license payment obligations incurred by the FN Indemnified Persons under a licensing agreement entered into by eSolutions, Inc. with any third party to settle or avoid patent or trademark infringement claims ("License Payments"), Seller's indemnification with respect to such Loss shall be limited to and not exceed the present value of the License Payments for a period of three (3) years, or the duration of the license, whichever is less, calculated at a discount rate of eight percent (8%).

                  Any  other   provision  of  this  Agreement  to  the  contrary
notwithstanding, the indemnification obligation of Seller, both jointly and severally, shall not on an aggregate basis exceed the lesser of (i) the sum of Four Million Dollars ($4,000,000) or (ii) the sums received by Seller for their shares of Common Stock in a Liquidation Transaction or a transaction pursuant to

Section 1.6(h), above. Until such time as a Liquidation Transaction or a transaction pursuant to Section 1.6(h) above occurs, Seller shall have no obligation to remit payment in satisfaction of an indemnification obligation except from the proceeds of such transaction, in which case FN Indemnified Persons shall have full rights of offset against such proceeds. In the event an indemnification obligation arises after Seller has received the proceeds of a Liquidation Transaction or a transaction pursuant to Section 1.6(h) above, Seller shall remit payment in the amount of said obligation.

                  In the event that Seller shall become entitled to receive payment for their Common Stock in a Liquidation Transaction or a transaction pursuant to Section 1.6(h) above, at a time when one or more patent or trademark infringement claims are reasonably anticipated, threatened or pending, the FN Indemnified Person(s) may require that, (i) if such claim or claims relate to Single Party Losses, the full Two Million Dollar ($2,000,000) cap amount applicable to Single Party Losses (or so much of such cap as may remain after prior claims against such cap have been satisfied) shall be escrowed as hereinafter set forth, and (ii) if such claim or claims relate to other than Single Party Losses, the full Two Million Dollar ($2,000,000) cap amount applicable to such non-Single Party Losses shall be escrowed as hereinafter set forth, provided that (iii) in either such event the FN Indemnified Person(s) may, in their sole discretion, elect to escrow such lesser amount as they may deem adequate. The escrowed amount(s) shall be placed in an interest bearing account at a National Banking Institution, held in the name of Seller and such FN Indemnified Person, to remain as a source of payment in satisfaction of Seller's indemnity obligation until such claims have been resolved, withdrawn, or until suits upon such claims are barred by applicable law.

     7.2 INDEMNIFICATION BY FRANKLIN COVEY. Franklin Covey, and any successor in interest to all or substantially all of the assets of Franklin Covey, unconditionally, absolutely and irrevocably agrees to and shall defend, indemnify and hold harmless Seller and each of Seller's officers, directors, employees, successors and assigns (Seller and such persons are collectively referred to as "Seller's Indemnified Persons") from and against, and shall reimburse Seller's Indemnified Persons for, each and every Loss paid, imposed on or incurred by Seller's Indemnified Persons, directly or indirectly, relating to, resulting from or arising out of (a) a breach of any representation, warranty or covenant of Franklin Covey under this Agreement or the Transaction Agreement or any agreement, certificate or other document delivered or to be delivered by Franklin Covey pursuant hereto in any respect, or any breach or non-fulfillment of any covenant, agreement or other obligation of Franklin Covey under this Agreement or the Transaction Agreements; (b) all Damages asserted against, resulting to, imposed upon or incurred by Seller, directly or indirectly, by reason of or resulting from obligations or claims relating to the Assets, Business or operation of eSolutions, Inc. (whether absolute, accrued, contingent or otherwise) arising out of facts, conditions or circumstances, occurring after the Closing Date, or (d) any action incident to the foregoing or this Paragraph 7.2.

     7.3 NOTICE AND DEFENSE OF THIRD PARTY CLAIMS. If any Proceeding shall be brought or asserted under this Article against an indemnified party or any successor thereto (the "Indemnified Person") in respect of which indemnity may be sought under this Article from an indemnifying person or any successor thereto (the "Indemnifying Person"), the Indemnified Person shall give prompt written notice of such Proceeding to the Indemnifying Person who shall assume the defense thereof, including the employment of counsel reasonably satisfactory to the Indemnified Person and the payment of all expenses; provided, that any delay or failure to so notify the Indemnifying Person shall relieve the Indemnifying Person of its obligations hereunder only to the extent, if at all, that it is prejudiced by reason of such delay or failure. In no event shall any Indemnified Person be required to make any expenditure or bring any cause of action to enforce the Indemnifying Person's obligations and liability under and pursuant to the indemnifications set forth in this Article. In addition, actual or threatened action by a Governmental Authority or other Person is not a condition or prerequisite to the Indemnifying Person's obligations under this Article. The Indemnified Person shall have the right to employ separate counsel in any of the foregoing Proceedings and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of the Indemnified Person unless the Indemnified Person shall in good faith determine that there exist actual or potential conflicts of interest which make representation by the same counsel inappropriate. The Indemnified Person's right to participate in the defense or response to any Proceeding should not be deemed to limit or otherwise modify its rights and obligations under this Article. In the event that the Indemnifying Person, within fifteen (15) days after notice of any such Proceeding, fails to assume the defense thereof, the Indemnified Person shall have the right to undertake the defense, compromise or settlement of such Proceeding for the account of the Indemnifying Person, subject to the right of the Indemnifying Person to assume the defense of such Proceeding with counsel reasonably satisfactory to the Indemnified Person at any time prior to the settlement, compromise or final determination thereof. If the Indemnifying Person assumes the defense of any Proceeding, the Indemnified Person shall, reasonably and in good faith, assist and cooperate in the defense thereof. Anything in this Article to the contrary notwithstanding, the Indemnifying Person shall not, without the Indemnified Person's prior written consent, settle or compromise any Proceeding or consent to the entry of any judgment with respect to any Proceeding for anything other than money damages paid by the Indemnifying Person. The Indemnifying Person may, without the Indemnified Person's prior written consent, settle or compromise any such Proceeding or consent to entry of any judgment with respect to any such Proceeding that requires solely the payment of money damages by the Indemnifying Person and that includes as an unconditional term thereof the release by the claimant or the plaintiff of the Indemnified Person from all liability in respect of such Proceeding. As a condition to asserting any rights under this Article, each of Franklin Covey's Indemnified Persons must appoint Franklin Covey, and each of Seller's Indemnified Persons must appoint Scot Robinson as its sole agent for all matters relating to any claim under this Article.

     7.4 NOTICE OF INDEMNIFICATION DEMAND. If an occurrence or event shall occur which gives rise to an indemnification right hereunder, the Indemnified Person shall give notice of a claim for indemnity to the Indemnifying Person and shall give the Indemnifying Person reasonable information regarding the event or circumstance giving rise to the indemnity claim. The Indemnifying Person shall have the right to examine the facts and circumstances and shall, within thirty
(30) days of such notice (or such shorter period as may be required by the events or circumstances surrounding the event giving rise to the claim for indemnity), give notice to the Indemnified Person of how the Indemnifying Person proposes to handle or resolve the claim for indemnity or notice that the Indemnifying Person disputes the indemnity claim. If the Indemnified Person and the Indemnifying Person cannot resolve, within twenty (20) days of Indemnifying Person's notice to the Indemnified Person, how the indemnity will be handled or how the event giving rise to the claim of indemnity will be treated, then the Indemnified Person subject to the other provisions of this Article 7 shall have the right to bring a suit to enforce the indemnity or otherwise to enforce all of his or her rights under this Agreement.

                                    ARTICLE 8
                                  MISCELLANEOUS

     8.1 SURVIVAL OF REPRESENTATIONS, WARRANTIES, COVENANTS AND AGREEMENTS. Notwithstanding any investigation made at any time by or on behalf of the parties hereto, all of the representations, warranties, indemnities and obligations of Seller shall survive the Closing of the transactions contemplated by this Agreement (even if Franklin Covey knew or had reason to know of any misrepresentation or breach of any warranty at the time of the Closing) and continue in full force and effect for a period of three (3) (5) years following the Closing. Similarly, the representations, warranties and payment obligations of the Franklin Covey shall survive the Closing Date.

     8.2 AMENDMENT AND MODIFICATION. This Agreement may be amended, modified, terminated, rescinded or supplemented only by written agreement of the parties hereto.

     8.3 WAIVER; CONSENTS. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Any failure of a party to comply with any obligation, covenant, agreement or condition herein may be waived by each party affected thereby only by a written instrument signed by the party granting such waiver. No waiver, or failure to insist upon strict compliance, by any party of any condition or any breach of any obligation, term, covenant, representation, warranty or agreement contained in this Agreement, in any one or more instances, shall be construed to be a waiver of, or estoppel with respect to, any other condition or any other breach of the same or any other obligation, term, covenant, representation, warranty or agreement. Whenever this Agreement requires or permits consent by or on behalf of any party hereto, such consent shall be given in writing in a manner consistent with the requirements for a waiver.

     8.4 FURTHER ASSURANCES. The parties hereto agree (i) to furnish upon request to each other such further information, (ii) to execute and deliver to each other such other documents, and (iii) to do such other acts and things, all as another party hereto may at any time reasonably request, including before, at and after the Closing, for the purpose of carrying out the intent of this Agreement and the documents referred to herein.

     8.5 NOTICES. All notices and other communications hereunder shall be in writing and shall be deemed to have been duly given (i) when delivered personally, (ii) when sent via facsimile (with receipt confirmed), provided that a copy is mailed by registered or certified mail, return receipt requested within two (2) business days after being sent via facsimile, (iii) when received by the addressee, if sent by Express Mail, Federal Express or other express delivery service (receipt requested), or (iv) three (3) business days after being sent by registered or certified mail, return receipt requested, in each case to the other party at the following addresses and fax numbers (or to such other address or fax number for a party as shall be specified by like notice; provided that notices of a change of address or telecopier number shall be effective only upon receipt thereof):

                  if to Seller, to:

                           Scot Robinson
                           Michael Barlow
                           c/o 4548 Marloma Drive
                           Rolling Hills Estates, California  90274

                  if to Franklin Covey, to:

                           Franklin Covey Co.
                           2200 West Parkway Boulevard
                           Salt Lake City, Utah  84119
                           Attn:  Val John Christensen
                           Fax:  (801) 817-8723

     8.6 ASSIGNMENT. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns, but neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by any of the parties hereto without the prior written consent of the other parties. Without limiting the generality of the foregoing sentence, Seller shall have the right to transfer the right, in whole or in part, to receive payments made pursuant to Paragraphs 1.8, above. This Agreement is not intended to and shall not confer upon any person other than the parties, their respective successors and permitted assigns, any rights or remedies hereunder or with respect hereto.

     8.7 GOVERNING LAW. This Agreement shall be governed by the laws of the State of Utah (regardless of the laws that might otherwise govern under applicable principles of conflicts of law) as to all matters, including but not limited to matters of validity, construction, effect, performance and remedies. Each party submits to personal and subject matter jurisdiction in the federal and state courts sitting in the County of Salt Lake, State of Utah, and Count of Los Angeles, State of California.

     8.8 JURISDICTION. Any process against Franklin Covey, or Seller in, or in connection with, any suit, action or proceeding arising out of or relating to this Agreement or any of the transactions contemplated by this Agreement may be served personally or by certified mail at the address of such party set forth in Paragraph 8.5 with the same effect as though served on it or him personally.

     8.9   COUNTERPARTS.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same agreement.

     8.10 INTERPRETATION. The article and section headings contained in this Agreement are solely for the purpose of reference, are not part of the agreement of the parties and shall not in any way affect the meaning or interpretation of this Agreement. Unless otherwise provided, all references in this Agreement to articles and sections refer to the corresponding articles and sections of this Agreement. All words used herein shall be construed to be of such gender or number as the circumstances require. Unless otherwise specifically noted, the words "herein," "hereof," "hereby," "hereinabove," "hereinbelow," "hereunder," and words of similar import, refer to this Agreement as a whole and not to any particular article, section, subsection, paragraph, clause or other subdivision hereof. Whenever the term "including" or a similar term is used in this Agreement, it shall be read as if it were written "including by way of example only and without in any way limiting the generality of the clause or concept to which reference is made."

     8.11 ENTIRE AGREEMENT. This Agreement, including the Schedules and the documents, instruments and schedules referred to herein and in the Transaction Agreements, embodies the entire agreement and understanding of the parties hereto in respect of the subject matter contained herein. There are no restrictions, promises, representations, warranties, covenants, or undertakings other than those expressly set forth or referred to herein and in the Transaction Agreements. This Agreement supersedes all prior agreements and understandings between the parties with respect to such subject matter.

     8.12 ATTORNEYS' FEES. In the event either party hereto institutes a Proceeding against any other party hereto for a claim arising out of or to enforce this Agreement, the losing party shall pay the reasonable attorneys' fees and court costs incurred by the substantially prevailing party in connection with such Proceeding.

     8.13 TIME OF ESSENCE. With regard to all time periods set forth or referred to in this Agreement, time is of the essence.

     8.14 CONSTRUCTION. The parties have jointly participated in the negotiation and drafting of this Agreement. In the event of an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the parties and no presumptions or burdens of proof shall arise favoring any party by virtue of the authorship of any of the provisions of this Agreement.

     8.15 SEVERABILITY. Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction. If the final judgment of the court of competent jurisdiction declares that a term or provision hereof is invalid or unenforceable, the parties agree that the court making the determination of invalidity or unenforceability shall have the power to reduce the scope, duration or area of the term or provision, to delete specific words or phrases, or to replace any invalid or unenforceable term or provision with a term or provision that is valid and enforceable that comes closest to expressing the intention of the invalid or unenforceable term or provision, and this Agreement shall be enforceable as so modified after the expiration of the time within which the judgment may be appealed.

     8.16 No THIRD-PARTY BENEFICIARIES. This Agreement shall not confer any rights or remedies upon any persons other than the parties and their respective successors or permitted assigns.

     8.17 INCORPORATION OF SCHEDULES. The Schedules and Disclosure Schedules identified in this Agreement are incorporated herein by reference and are a part hereof.


                                    ARTICLE 9
                                   DEFINITIONS

     For the purposes of this Agreement, the following terms shall have the meanings specified or referred to below whether or not capitalized when used in this Agreement. Any reference or citation to a law, statute or regulation shall be deemed to include any amendments to that law, statute or regulation and judicial and administrative interpretations of it.

     9.1 "Affiliate" means, with respect to a specified Person, (a) any Entity of which such Person is an executive officer, director, trustee or other fiduciary or is directly or indirectly the Beneficial Owner of 10% or more of any class of equity security thereof or other financial or voting interest therein; (b) if such Person is an individual, any relative or spouse of such individual, or any relative of such spouse (such relative of such individual or spouse being related to the individual or spouse in question within the second degree), and any other natural person who resides with such person, and any Entity of which any such relative, spouse, or relative of spouse is an executive officer, director, trustee or other fiduciary or is directly or indirectly the Beneficial Owner of 10% or more of any class of equity security thereof or other financial or voting interest therein; (c) if such Person is an Entity, any director, executive officer, trustee or other fiduciary or any direct or indirect Beneficial Owner of 10% or more of any class of equity security of, or other financial or voting interest in, such Entity; or (d) any Person that directly, or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with the Person specified. For purposes of this definition, "executive officer" means the president, any vice president in charge of a principal business unit, division or function such as sales, administration, research and development, or finance, and any other officer, employee or other Person who performs a policy making function or has the same duties as those of a president or vice president. For purposes of this definition, "control" (including "controlling," "controlled by" and "under common control with") means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise. When used without reference to a particular Person, "Affiliate" means an Affiliate of Seller.

     9.2 "Agreement" means this Agreement, including the Exhibits and Disclosure Schedules hereto, which are hereby incorporated herein.

     9.3 "Assets" shall have the meaning specified in the Recitals.

     9.4 "Closing" shall have the meaning set forth in Paragraph 1.9.

     9.5 "Closing Date" means the date and time as of which the Closing actually takes place.

     9.6 "Code" means the Internal Revenue Code of 1986, as amended from time to time, or any successor law.

     9.7 "Confidential Information" means any information concerning the businesses and affairs of either Franklin Covey or of DayTracker/Seller other than any such information that (i) is generally available to or known by the public immediately prior to the time of disclosure (except through the actions or inactions of the Person to whom disclosure has been made) or (ii) has been acquired or developed independently of either Franklin Covey or Day Tracker/Seller, as the case may be.

     9.8 "Contracts" means all written real and personal property Leases, vendor agreements, supply contracts, contracts with customers for the provision of services or products, confidentiality and noncompetition agreements with employees and contractors, and every other contract or agreement necessary or useful in the conduct of Day Tracker's businesses.

     9.9 "Copyrights" shall have the meaning set forth in Paragraph 2.15.

     9.10 "Disclosure Schedule" means the disclosure schedule delivered by Seller to Franklin Covey prior to the Closing.

     9.11 "Encumbrance" means (i) any of the following relating to title or use of the Assets: any lien, pledge, hypothecation, charge, mortgage, deed of trust, security interest, encumbrance, equity, trust, equitable interest, claim, right of possession, , license, covenant, infringement, interference, proxy, option, right of first refusal, community property interest, legend, defect, impediment, exception, condition, restriction, reservation, limitation, impairment, an imperfection of title; or (ii) any of the following additional restrictions: restriction on or condition to the voting of any security, restriction on the transfer of any security or other asset, restriction on the receipt of any income derived from any security or other asset.

     9.12 "Entity" means any corporation (including any non-profit corporation), general partnership, limited partnership, joint venture, joint stock association, estate, trust, cooperative, foundation, union, syndicate, league, consortium, coalition, committee, society, firm, company or other enterprise, association, organization or entity of any nature, other than a Governmental Authority.

     9.13 "Financial Statements" shall have the meaning specified in Paragraph (2.4) hereof.

     9.14 "Governmental Authority" means any foreign governmental authority, the United States of America, any State of the United States, any local authority and any political subdivision of any of the foregoing, any multi-national organization or body, any agency, department, commission, board, bureau, court or other authority thereof, or any quasi-governmental or private body exercising, or purporting to exercise, any executive, legislative, judicial, administrative, police, regulatory or taxing authority or power of any nature.

     9.15 "Governmental Authorization" means any permit, license, franchise, approval, certificate, consent, ratification, permission, confirmation, endorsement, waiver, certification, registration, transfer, qualification or other authorization issued, granted, given or otherwise made available by or under the authority of any Governmental Authority or pursuant to any Legal Requirement.

     9.16 "Intangible Personal Property" means all of the intangible personal property of DayTracker, including but not limited to Intellectual Property Assets, good will, contract rights, permits, licenses, customer lists, computer software and every other item of intangible personal property owned, licensed, leased or held through any other means or rights by DayTracker and used in DayTracker's business.

     9.17 "Intellectual Property Assets" shall have the meaning set forth in Paragraph 2.15.

     9.18 "Knowledge" or "known"--an individual shall be deemed to have "knowledge" of or to have "known" a particular fact or other matter if (i) such individual is actually aware of such fact or other matter; or (ii) if such individual is aware of facts which would lead a prudent individual to undertake a reasonable further investigation or inquiry which would disclose said particular fact or other matter. An Entity shall be deemed to have "knowledge" of or to have "known" a particular fact or other matter if any individual who is serving or who has at any time served as an officer, director, partner, executor, trustee or agent (or in any similar capacity) has, or at any time had, knowledge of such fact or other matter.

     9.19 "Legal Requirement" means any law (including without limitation any Environmental Laws), statute, ordinance, decree, requirement, Order, treaty, proclamation, convention, rule or regulation (or interpretation of any of the foregoing) of, and the terms of any Governmental Authorization issued by, any Governmental Authority applicable to the ownership of the Assets and the operation of the Business.

     9.20 "Liability" means any debt, obligation, duty or liability of any nature (including any unknown, undisclosed, unfixed, unliquidated, unsecured, unmatured, unaccrued, unasserted, contingent, conditional, inchoate, implied, vicarious, joint, several or secondary liability), regardless of whether such debt, obligation, duty or liability would be required to be disclosed on a balance sheet prepared in accordance with GAAP.

     9.21 "Loss" means any loss, damage, injury, harm, detriment, decline in value, lost opportunity, Liability, exposure, claim, demand, Proceeding, settlement, judgment, award, punitive damage award, fine, penalty, Tax, fee, charge, cost or expense (including, without limitation, costs of attempting to avoid or in opposing the imposition thereof, interest, penalties, costs of preparation and investigation, and the fees, disbursements and reasonable expenses of attorneys, accountants and other professional advisors).

     9.22 "Marks" shall have the meaning set forth in Paragraph 2.15.

     9.23 "Material Adverse Change" means any material adverse change in the condition (financial or otherwise), business, operations, properties, prospects, assets or Liabilities of Seller (whether or not covered by insurance).

     9.24 "Name" means the name "DayTracker.com"

     9.25 "Order" means any order, judgment, injunction, edict, decree, ruling, pronouncement, determination, decision, opinion, sentence, subpoena, consent decree, writ or award issued, made, entered or rendered by any court, administrative agency or other Governmental Authority or by any arbitrator.

     9.26 "Ordinary Course of Business" means an action taken by a Person if:

          (a) such action is recurring in nature, or is consistent with and is of similar magnitude to the past practices of such Person and is taken in the ordinary course of the normal day-to-day operations of such Person;

          (b) such Person is an Entity such action is not required to be authorized by the board of directors of such Entity (or by any Person or group of Persons exercising similar authority), is not required to be authorized by the shareholders or other equity owners (if any) of such Entity;

          (c) does not include any litigation initiated during such period, any tort committed or any breach of any Legal Requirement.

     9.27 "Person" means any individual, Entity or Governmental Authority.

     9.28 "Proceeding" means any action, suit, litigation, arbitration, lawsuit, claim, proceeding (including any civil, criminal, administrative, investigative or appellate proceeding and any informal proceeding), prosecution, contest, hearing, inquiry, inquest, audit, examination, investigation, challenge, controversy or dispute commenced, brought, conducted or heard by or before, or otherwise involving, any Governmental Authority or any arbitrator.

     9.29 "Purchase Price" shall have the meaning set forth in Paragraph 1.6.

     9.30 "Franklin Covey" means Franklin Covey Co.

     9.31 "Franklin Covey's Indemnified Persons" shall have the meaning set forth in Paragraph 7.1.

     9.32 "Seller's Indemnified Persons" shall have the meaning set forth in Paragraph 7.2.

     9.33 "Single Party Loss(es)" shall mean any loss or liability arising from or relating to any and all claims of patent infringement which i) are asserted by the same Person or assignees of said Person; or (ii) which arise out of, relate to, or derive from Patent application(s) which have been filed by the same Person or assignee(s) of the same Person; or (iii) which arise out of, relate to, or derive from Patent(s) which have been issued to the same Person or assignees of the same Person; or(iv) including without limitation a license or licenses or other derivative right or rights which arise out of, relate to, or derive from any of the foregoing; provided, however, that nothing in this definition shall be construed to create a right of indemnity on behalf of FN Indemnified Persons for obligations or claims related to intellectual property inventions or processes created after the Closing Date.

     9.34 "Tax" means any federal, state, local or foreign income, gross receipts, license, payroll, employment, excise, severance, stamp, environmental, customs duties, franchise, profits, withholding, social security (or similar), unemployment, disability, real property, personal property, sales, use, transfer, registration, value added, estimated or other tax of any kind whatsoever, including any interest, penalty or addition thereto, whether disputed or not.

     9.35 "Tax Returns" means any return (including any information return), report, statement, declaration, schedule, notice, notification, form, certificate or other document or information filed with or submitted to, or required to be filed with or submitted to, any Governmental Authority in connection with the determination, assessment, collection or payment of any Tax or in connection with the administration, implementation or enforcement of or compliance with any Legal Requirement relating to any Tax.

     9.36 "Threatened" - a Proceeding, dispute or other matter shall be deemed to have been "threatened" if any demand or statement shall have been made (orally or in writing) or any notice shall have been given (orally or in writing), or if any other event shall have occurred or any other circumstances shall exist, that might lead a prudent Person to conclude that such a Proceeding, dispute or other matter might be asserted, commenced, taken or otherwise pursued in the future.

     9.37 "Transaction Agreements" shall mean all of the Agreements specified in Paragraph 1.9 and any other agreement entered into or exchanged at the Closing which is necessary to close the transactions contemplated by this Agreement.

     9.38 "Trade Secrets" shall have the meaning set forth in Paragraph 2.15.

     IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be executed on its behalf as of the date first above written.

                                        "SELLER":

                                        DAYTRACKER.COM, a California general
                                        partnership



                                        By
                                          --------------------------------------
                                            SCOT ROBINSON, Partner



                                        By

                                          --------------------------------------
                                            MICHAEL BARLOW, Partner




                                        ----------------------------------------
                                        SCOT ROBINSON, an individual




                                        ----------------------------------------
                                        MICHAEL BARLOW, an individual


                                        "FRANKLIN COVEY":

                                        FRANKLIN COVEY CO., a Utah corporation



                                        By
                                          --------------------------------------
                                            Val John Christensen
                                            Executive Vice President

EXHIBIT 10.2

                                     SECURED
                                 PROMISSORY NOTE

$894,218                                                    Salt Lake City, Utah
                                                              September 23, 1999

     FOR VALUE RECEIVED, the undersigned ("Obligor") promises to pay to FRANKLIN COVEY CO. ("Holder") at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119, the sum of Eight Hundred Ninety Four Thousand Two Hundred Eighteen Dollars ($894,218), together with interest thereon at the rate of ten percent (10%) per annum. Interest shall accrue as of September 23, 1999.

     1. This Promissory Note is payable in full on the earlier to occur of
(i) the sale of one hundred percent (100%) of the Collateral described in paragraph 3 below, or (ii) September 23, 2003; provided, however, that Obligor may at any time prior to September 23, 2003, make one or more payments in an amount not less than Eighty Nine Thousand Four Hundred Twenty Two Dollars ($89,422) (a "Partial Payment"), plus the then accrued but unpaid interest on any such Partial Payment.

     2. Each payment shall be applied first to interest and thereafter to the payment of principal.

     3. Obligor hereby waives presentment, demand, notice, protest and all other notices in connection with the delivery, acceptance, default or enforcement of this Note. Obligor shall be in default under this Note upon the happening of any of the following events or conditions:

          (a) default in the payment or performance of any obligation, covenant or liability contained in or referred to herein, or any other obligation of Obligor to Holder including those obligations described in the Security Agreement; or

          (b) if any information, representation or warranty of Obligor herein or in any other writing at any time furnished by Obligor to Holder is untrue in any material respect when made.

     4. The performance of Obligor's obligations under this Note is secured by Obligor's grant to Holder of a purchase money security interest in 121,250 shares of Franklin Covey Co. common stock (the "Collateral") pursuant to that certain Security Agreement executed by Obligor as of the date hereof (the "Security Agreement"), the terms of which are incorporated herein by this reference.

     5. Upon default as provided hereunder, Holder may declare all of the obligations of Obligor to Holder immediately due and payable; provided, however, that the sole remedy of Holder in the event of Obligor's default shall be the remedies described in the Security Agreement executed by Obligor and Holder as of the date hereof. Holder shall not be entitled to a personal or deficiency judgement against Obligor, and none shall be sought or entered.

     6. Any notice to Obligor provided for in this Note shall be given by mailing such notice by certified mail addressed to Obligor at the address set forth below, or to such other address as Obligor may designate by written notice to Holder. Any notice to Holder shall be given by mailing such notice by certified mail, return receipt requested, to Holder at the address stated in the first paragraph of this Note, or at such other address as may have been designated by notice to Obligor.

     7. Holder shall not by any act of commission or omission be deemed to waive any of its rights or remedies hereunder unless such waiver be in writing and signed by it, and then only to the extent specifically set forth therein, a waiver of one event shall not be construed as continuing or as a bar to or waiver of such right or remedy on a subsequent event.

     IN WITNESS WHEREOF, the undersigned has caused this Promissory Note to be executed as of the date above set forth.

                                            OBLIGOR:



                                            -----------------------------------
                                            Jon H. Rowberry
                                            8402 South Robidoux Drive
                                            Sandy, UT  84093

EXHIBIT 10.2
                             SECURITY AGREEMENT

     THIS SECURITY AGREEMENT is entered into effective the 23 day of September, 1999, by and between Jon H. Rowberry, an individual whose address is 8402 South Robidoux Drive, Sandy, Utah 84093, ("Obligor"), and FRANKLIN COVEY CO., a Utah corporation ("Franklin Covey").

                              W I T N E S S E T H:

     WHEREAS, Obligor executed in favor of Franklin Covey a Promissory Note in the original principal amount of Eight Hundred Ninety Four Thousand Two Hundred Eighteen Dollars ($894,218), dated September 23, 1999 (the "Note");

     NOW, THEREFORE, in consideration of the mutual covenants and promises herein contained, the parties hereto agree as follows:

     1. SECURITY INTEREST. Obligor hereby grants to Franklin Covey a security interest in and to 121,250 shares of Franklin Covey Co. common stock, as evidenced by that certain stock certificate identified by number ________ being held in the possession of Franklin Covey (the "Collateral") to secure Obligor's payment of all obligations evidenced by the Note.

     2. DEBTOR'S COVENANTS. Except for the security interest granted hereby, Obligor represents and warrants that he is the sole owner of the Collateral, free from any adverse liens, security interests or encumbrances. Obligor shall defend the Collateral against all claims or demands of any and all persons claiming the Collateral, or any security interest therein, which are allegedly superior to that of Franklin Covey. At the request of Franklin Covey, Obligor shall join with Franklin Covey in executing one or more UCC-1 financing statements perfecting Franklin Covey's security interest in the Collateral in a form satisfactory to Franklin Covey. Obligor shall execute any other documents and take such other actions as are reasonably requested by Franklin Covey to perfect the interest of Franklin Covey in the Collateral.

     3. ADDITIONAL COVENANTS. Obligor shall keep the Collateral free from any adverse liens, security interests or encumbrances. Obligor shall not sell or offer to sell or otherwise transfer the Collateral or any interest therein without the prior written consent of Franklin Covey, and so long as any of the obligations secured hereby remain unpaid, Obligor will not execute a financing statement covering the Collateral, or any part thereof, with or for the benefit of anyone other than Franklin Covey.

     4. PARTIAL RELEASE. Pursuant to the terms of the Note, Obligor has the right to make one or more payments prior to September 23, 2003, each in an amount not less than ten percent (10%) of the original principal balance of the Note (a "Partial Payment"), plus the then accrued but unpaid interest on said Partial Payment. In the event Obligor makes a Partial Payment (plus interest thereon as described above), Franklin Covey shall release from the terms of this Security Agreement and convey outright and free of lien or encumbrance hereunder the number of shares of Franklin Covey stock representing a percentage of the original Collateral equal to the percentage of the original principal balance of the Note represented by the Partial Payment. In addition to the foregoing, provided the closing price per share of Franklin Covey stock, as quoted by the New York Stock Exchange (the "Closing Price"), is greater than or equal to $7.375 (the "Collateral Base Price") for five consecutive days, the fifth day of which is the closing date of a transaction described below, Franklin Covey shall accommodate Obligor's request to have some or all of the Collateral released from the terms hereof (the "Released Shares") to enable Obligor to sell the Released Shares and simultaneously make a principle and interest payment under the Note as follows:

          a. Obligor shall first offer to sell the Released Shares to Franklin Covey at the Closing Price. If Franklin Covey accepts said offer, Obligor shall transfer and convey to Franklin Covey his rights in and title to the Released Shares, and Franklin Covey shall retain from the proceeds of said sale a note payment consisting of the sum of (i) a principal payment in an amount equal to the number of Released Shares multiplied by the Collateral Base Price (the "Released Shares Principal Amount"), plus (ii) an interest payment equal to the then accrued and unpaid interest on the Released Shares Principal Amount (the "Released Shares Interest Amount"), and shall pay the balance of the sale proceeds to Obligor.

          b. If Franklin Covey fails to exercise its right of first refusal pursuant to paragraph a., Franklin Covey shall place the Released Shares in an escrow account established and governed by an escrow agreement mutually acceptable to Franklin Covey and Obligor (the "Escrow Agreement"), which Escrow Agreement shall provide, among other things, that (i) the Released Shares shall be sold, free of encumbrances hereunder; (ii) Franklin Covey shall first be paid the Released Shares Principal Amount and the Released Shares Interest Amount from the proceeds of the sale of the Released Shares; and (iii) any balance of said proceeds, net of brokerage fees, selling commissions, escrow fees and other selling costs, shall be paid to Obligor. The sale of the Released Shares shall be consummated pursuant the Escrow Agreement.


     5. LOCATION OF COLLATERAL. Subject to the provisions of section 4, above, the Collateral shall at all times remain in Franklin Covey's control or possession.

     6. DEFAULT. Obligor shall be in default under this Agreement in the event he fails in the payment or performance of any obligation, covenant or liability contained in or referred to herein or in the Note, or transfers any interest in the Collateral without the written authorization of Franklin Covey.

     7. REMEDIES. Upon default as provided hereunder, Franklin Covey may declare all of the obligations of Obligor to Franklin Covey immediately due and payable and shall have all of the remedies of a secured party, pursuant to the Utah Uniform Commercial Code, and any other applicable laws of the State of Utah, including, but not limited to, the right to sell or otherwise dispose of the Collateral or any portion thereof. All rights and remedies of Franklin Covey are cumulative and not alternative.

     8. NO RECOURSE. Without impairing the rights and security interests of this Security Agreement, Franklin Covey hereby agrees that Obligor shall have no personal liability for the payment of the indebtedness secured hereby or any interest thereon, and, notwithstanding anything contained herein or in the Note secured hereby or in any security instrument executed and delivered in connection herewith, the sole remedy of the legal holder or the payee of said Note shall be the remedies described herein, and neither the payee nor the legal holder of said Note shall be entitled to a personal or deficiency judgment, and none shall be sought or entered.

     9. NO WAIVER. Any waiver by Franklin Covey of any default hereunder shall not be a waiver of any other default or of the same default on a future occasion.

     10. MISCELLANEOUS. Obligor declares that he has read this Security Agreement, and the Note, and understands the terms and consequences of each document. Obligor agrees to pay all costs, fees and expenses of Franklin Covey, including attorneys' fees, incurred in enforcing the terms of this Security Agreement, or otherwise resulting from Obligor's breach of any of the terms or provisions hereof.

     11. BINDING EFFECT. All rights of Franklin Covey hereunder shall inure to the benefit of its successors and assigns, and all obligations of Obligor shall be binding upon Obligor's successors and assigns.

     12. NO INVALIDATION. Any provisions hereof found to be invalid or unenforceable shall not invalidate the remainder.

     13. CONSTRUCTION. This Security Agreement shall be governed by and construed in accordance with the laws of the State of Utah. Whenever the context requires, the singular shall include the plural and the plural shall include the singular, the whole shall include any part thereof, and any gender shall include all other genders. The headings in this Agreement are for the purpose of convenience only and shall not limit, enlarge, or otherwise affect any of the terms of this Agreement.

     IN WITNESS WHEREOF, the parties have hereunto executed this Agreement the date and year written above.

                                            OBLIGOR:



                                            By
                                              ----------------------------------
                                              Jon H. Rowberry

                                              FRANKLIN COVEY CO.



                                            By
                                               ---------------------------------
                                               Val John Christensen
                                               Executive Vice President