Form 10-Q
period 2000-02-26
FRANKLIN COVEY CO
filed 2000-04-11
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 26, 2000

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ___________

                       Commission file no. 1-11107

                           FRANKLIN COVEY CO.

         (Exact name of registrant as specified in its charter)

     Utah                                           87-0401551
     (State of incorporation)                       (I.R.S. Employer
                                                    Identification No.)
     2200 West Parkway Boulevard
     Salt Lake City, Utah                           84119
     (Address of principal executive offices)       (Zip code)

     Registrant's telephone number,
     including area code:                           (801) 817-1776


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

         20,581,959 shares of Common Stock as of March 31, 2000

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               FRANKLIN COVEY CO.
                           ---------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands, except share amounts)


                                                              February 26,        August 31,
                                                                 2000                1999
                                                                 -----               ----
                                                              (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                $   29,160        $   26,781
      Accounts receivable, less allowance for
          doubtful accounts of $2,958 and $4,074                   50,201            92,500
      Inventories                                                  56,669            59,780
      Income taxes receivable                                                         3,912
      Other assets                                                 26,325            28,673
                                                               ----------        ----------
      Total current assets                                        162,355           211,646

Property and equipment, net                                       123,494           127,863
Goodwill and other intangibles, net                               269,515           267,185
Other long-term assets                                             14,919            16,609
                                                               ----------        ----------
                                                               $  570,283        $  623,303
                                                               ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                         $   17,332        $   33,038
      Accrued acquisition earnouts                                                   15,900
      Accrued restructuring costs                                  12,854            16,200
      Current portion of long-term debt and
          capital lease obligations                                 8,139            90,568
      Other accrued liabilities                                    47,374            47,802
                                                               ----------        ----------
      Total current liabilities                                    85,699           203,508


Line of credit                                                     55,000
Long-term debt and capital lease obligations,
          less current portion                                      8,806             6,543
Deferred income taxes                                              34,818            34,818
                                                               ----------        ----------
Total liabilities                                                 184,323           244,869
                                                               ----------        ----------

Shareholders' equity:
      Preferred stock - Series A, no par value;
          convertible into common stock at $14 per share;
          4,000,000 shares authorized, 811,088 and 750,000
          shares issued                                            81,019            75,000
      Common stock, $0.05 par value, 40,000,000 shares
          authorized, 27,055,894 shares issued                      1,353             1,353
      Additional paid-in capital                                  233,366           235,632
      Retained earnings                                           205,182           199,125
      Notes receivable from sale of common stock                   (1,069)
      Deferred compensation                                          (164)             (320)
      Accumulated other comprehensive loss                           (481)             (782)
      Treasury stock at cost, 7,167,472 and 6,676,373 shares     (133,246)         (131,574)
                                                               -----------       -----------
Total shareholders' equity                                        385,960           378,434
                                                               ----------        ----------
                                                               $  570,283        $  623,303
                                                               ==========        ==========


           See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN COVEY CO.
                      ------------------------------------
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                       Quarter Ended                           Six Months Ended
                                              --------------------------------          -------------------------------
                                              February 26,       February 27,           February 26,      February 27,
                                                  2000               1999                   2000              1999
                                              -------------      -------------          -------------     -------------
                                                         (unaudited)                               (unaudited)

Sales                                            $ 145,023          $ 137,089              $ 289,101         $ 277,451

Cost of sales                                       61,925             57,961                120,949           111,892
                                                 ---------          ---------              ---------         ---------

Gross margin                                        83,098             79,128                168,152           165,559

Selling, general and administrative                 64,013             56,100                124,396           112,521
Other restructuring costs                            1,668                                     2,158
Depreciation and amortization                       10,528              9,398                 20,419            18,433
                                                 ---------          ---------              ---------         ---------

Income from operations                               6,889             13,630                 21,179            34,605

Interest expense, net                                1,459              2,325                  2,656             4,485
                                                 ---------          ---------              ---------         ---------

Income before income taxes                           5,430             11,305                 18,523            30,120

Provision for income taxes                           2,611              4,748                  8,516            12,650
                                                 ---------          ---------              ---------         ---------

Net income                                           2,819              6,557                 10,007            17,470

Preferred stock dividends                            2,036                                     3,950
                                                 ---------          ---------              ---------         ---------

Net income available to common shareholders      $     783          $   6,557              $   6,057         $  17,470
                                                 =========          =========              =========         =========

Net income per share:
        Basic                                    $     .04          $     .31              $     .30         $     .82
        Diluted                                        .04                .31                    .30               .81

Weighted average number of common and
    common equivalent shares:
        Basic                                       20,187             21,194                 20,358            21,304
        Diluted                                     20,285             21,352                 20,445            21,552

















                (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN COVEY CO.
                         ------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                               Six Months Ended
                                                                                         ------------------------------
                                                                                         February 26,    February 27,
                                                                                             2000           1999
                                                                                             -----          ----
                                                                                                  (unaudited)
Cash flows from operating activities:
     Net income                                                                             $  10,007      $  17,470
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                          22,627         20,603
        Other                                                                                     147            301
        Changes in assets and liabilities, net of effects from acquisitions:
           Decrease in accounts receivable                                                     42,299         27,143
           Decrease (increase) in inventories                                                   3,111        (11,355)
           Decrease (increase) in other assets                                                  2,112         (6,011)
           Decrease in accounts payable and accrued liabilities                               (18,899)        (9,009)
           Decrease (increase) in income taxes payable                                          4,183         (7,916)
                                                                                            ---------      ----------
     Net cash provided by operating activities                                                 65,587         31,226
                                                                                            ---------      ---------
Cash flows from investing activities:
     Acquisition of businesses and earnout payments                                           (20,853)       (19,025)
     Purchases of property and equipment                                                       (8,414)        (8,874)
     Proceeds from the sale of property and equipment                                             552
                                                                                            ---------      ---------
     Net cash used for investing activities                                                   (28,715)       (27,899)
                                                                                            ----------     ----------
Cash flows from financing activities:
     Net (decrease) increase in short-term borrowings                                          (1,006)         2,168
     Proceeds from long-term debt and line of credit                                           71,162         26,833
     Payments on long-term debt and capital leases                                           (102,329)        (2,645)
     Proceeds from issuance of preferred stock, net                                             4,143
     Payment of preferred dividends                                                            (1,922)
     Purchases of common stock for treasury                                                    (5,270)       (26,662)
     Proceeds from treasury stock issuance                                                        437            929
                                                                                            ---------      ---------
     Net cash (used for) provided by financing activities                                     (34,785)           623
                                                                                            ----------     ---------

Effect of foreign exchange rates                                                                  292            927
                                                                                            ---------      ---------

Net increase in cash and cash equivalents                                                       2,379          4,877

Cash and cash equivalents at beginning of period                                               26,781         27,760
                                                                                            ---------      ---------

Cash and cash equivalents at end of period                                                  $  29,160      $  32,637
                                                                                            =========      =========

Supplemental disclosure of cash flow information:
     Interest paid                                                                          $   4,707      $   4,889
     Income taxes paid                                                                          4,737         21,027

     Fair value of assets acquired                                                          $  20,853      $  19,025
     Cash paid for net assets                                                                 (20,853)       (19,025)
                                                                                            ---------      ----------
     Liabilities assumed from acquisitions                                                  $   -          $   -
                                                                                            ---------      ----------

Non-cash investing and financing activities
     Accrued preferred dividends                                                            $   2,028
     Preferred dividends paid with additional shares of preferred stock                         1,875
     Notes receivable issued from sale of common stock                                            894
     Notes payable issued for the acquisition of business                                       6,000

         (See Notes to Consolidated Condensed Financial Statements)

                                FRANKLIN COVEY CO.
                    ----------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 - BASIS OF PRESENTATION

     Franklin  Covey  Co.  (the  "Company")  provides  integrated  training  and performance solutions to organizations and individuals in productivity, leadership, sales, communication and other areas. Each solution set may include components for training and consulting, assessment and other application tools that are generally available in electronic or paper-based formats. The Company's products and services are available through professional consulting services, public workshops, catalogs, retail stores and the Internet at www.franklincovey.com. The Company's best known products include the Franklin Planner and the best-selling book, "The 7 Habits of Highly Effective People."

     The attached unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The Company suggests the information included in this report on Form 10-Q be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders for the fiscal year ended August 31, 1999.

     The Company  utilizes a modified 52/53 week fiscal year that ends on August
31. The Company's quarterly reporting periods generally consist of 13-week periods that end on November 27, 1999, February 26, 2000 and May 27, 2000 during fiscal 2000. The quarter ended February 26, 2000 included the same number of business days, while the six months ended February 26, 2000 had one fewer business day, than the corresponding periods of the prior year.

     The results of operations for the quarter and six months ended February 26, 2000 are not necessarily indicative of results for the entire fiscal year ending August 31, 2000.

     In  order  to  conform  with  the  current  period  presentation,   certain
reclassifications have been made in the prior period financial statements.


NOTE 2 - INVENTORIES

     Inventories were comprised of the following (in thousands):

                                     February 26,             August 31,
                                         2000                    1999
                                    -------------            -----------
                                    (unaudited)
        Finished goods               $    40,983            $    42,594
        Work in process                    4,376                  4,186
        Raw materials                     11,310                 13,000
                                     -----------            -----------

                                     $    56,669            $    59,780
                                     ===========            ===========

NOTE 3 - RESTRUCTURING COSTS

     During the fourth quarter of fiscal 1999, the Company initiated a plan to restructure its operations, reduce its workforce and formally exit the majority of its leased office space in Provo, Utah. In connection with the restructuring plan, the Company recorded a restructuring charge of $16.3 million during the fourth quarter of fiscal 1999. Included in the restructuring charge were costs to provide severance and related benefits as well as costs to formally exit the leased office space. During the quarter and six months ended February 26, 2000, the Company incurred and expensed $1.7 million and $2.2 million, respectively, for other costs related to its restructuring plan which were not specific to severance or exit costs. These costs were primarily comprised of charges to relocate sales associates to new regional offices and to buyback the outstanding stock options of former associates. The Company expects to complete the restructuring plan in fiscal 2000 and will continue to incur and expense other restructuring costs in order to complete the plan. The following is a summary of the change in accrued restructuring costs for the six months ended February 26, 2000 (in thousands):

                                                                     Leased Office
                                                                       Space Exit
                                                Severance Costs          Costs                Total
                                               ----------------     ----------------     -----------------
        Accrued restructuring costs
        at August 31, 1999                        $    11,600          $     4,600          $    16,200

        Restructuring costs paid through
        February 26, 2000 (unaudited)                   3,025                  321                3,346
                                                  -----------          -----------          -----------

        Accrued restructuring costs as of
        February 26, 2000 (unaudited)             $     8,575          $     4,279          $    12,854
                                                  ===========          ===========          ===========

     The cost to provide severance and related benefits covers a planned reduction of 600 employees from all areas of Company operations and corporate support. At August 31, 1999, a total of 115 employees had left the Company as part of the reduction plan. As of February 26, 2000, an additional 194 employees had left the Company in connection with the restructuring plan. The following table shows the number of employees in each of the Company's operating segments that were affected by the reduction plan through February 26, 2000:

                 Operating Segment                 Number of Employees
        ----------------------------------   ----------------------------
        Consumer Products                                    97
        Training and Education                               82
        International                                        28
        Corporate Support and Other                         102
                                                       --------
                                                            309
                                                       ========

     Subsequent to February 26, 2000, the Company was in the process of finalizing a long-term sub-lease agreement for the majority of the leased office space in Provo, Utah.

NOTE 4 - PREFERRED STOCK SUBSCRIPTION OFFERING

     During fiscal 1999, the Company filed a registration statement with the SEC related to a subscription offering for up to an additional 750,000 shares of Series A Preferred Stock (the "Preferred Stock"). Shareholders of record on November 8, 1999 received a non-transferable right to purchase one share of Preferred Stock for every 27 common shares owned, at a subscription price of $100 per share. Dividends on the Preferred Stock accrue at an annual rate of 10 percent and are payable quarterly in cash or additional shares of Preferred Stock until July 1, 2002. Subsequent to that date, all dividends must be paid in cash. The Preferred Stock is convertible at any time into the Company's common stock at a conversion price of $14.00 per share and will rank senior to the Company's common stock. The subscription offering closed on November 30, 1999 with 42,338 shares of Preferred Stock purchased under terms of the subscription offering.


NOTE 5 - SHAREHOLDERS' EQUITY

     In October 1998, the Company's Board of Directors approved the purchase of up to 2,000,000 shares of the Company's common stock. During the quarter ended February 26, 2000, the Company purchased 659,000 shares of its common stock for a total of $5.3 million. As of February 26, 2000, the Company had approximately 311,000 shares remaining under the board-authorized purchase plan.

     During first quarter of fiscal 2000, the Company sold 121,250 shares of its common stock to the former CEO of the Company for $0.9 million. In consideration for the common stock, the Company received a non-recourse promissory note, due September 2003, bearing interest at 10 percent. The note receivable has been recorded as a separate component of shareholders' equity on the accompanying consolidated condensed balance sheet.


NOTE 6 - COMPREHENSIVE INCOME

     Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but are included as components of shareholders' equity. Comprehensive income for the Company is as follows (in thousands):


                                                       Quarter Ended                         Six Months Ended
                                             ----------------------------------      ----------------------------------
                                             February 26,        February 27,         February 26,       February 27,
                                                 2000                1999                 2000               1999
                                             --------------     ---------------      ---------------    ---------------
                                                        (unaudited)                             (unaudited)
Net income available to common
    shareholders                                 $     783          $   6,557            $   6,057          $  17,470

Other comprehensive income (loss):
    Foreign currency translation adjustments          (183)              (114)                 301                927
                                                 ---------          ---------            ---------          ---------
Comprehensive income                             $     600          $   6,443            $   6,358          $  18,397
                                                 =========          =========            =========          =========


NOTE 7 - NET INCOME PER COMMON SHARE

     Basic earnings per share ("EPS") is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock or the "as converted" method as appropriate. The Diluted EPS calculation for the quarter and six months ended February 26, 2000 excludes the impact of the Preferred Stock because it is antidilutive. The common share equivalents of the preferred stock, on an "as converted" basis, excluded from the Diluted EPS calculation totaled 5,793,486 at February 26, 2000. Significant components of the numerator and denominator used for Basic and Diluted EPS are as follows (in thousands, except per share amounts):

                                                Quarter Ended                         Six Months Ended
                                      ----------------------------------      ----------------------------------
                                      February 26,        February 27,         February 26,       February 27,
                                          2000                1999                 2000               1999
                                      --------------     ---------------      ---------------    ---------------
                                                 (unaudited)                             (unaudited)

Net income                                $   2,819          $   6,557            $  10,007          $  17,470
Preferred dividends                          (2,036)                                 (3,950)
                                          ----------         ---------            ----------
Net income available to common
   shareholders                           $     783          $   6,557            $   6,057          $  17,470
                                          =========          =========            =========          =========
Basic weighted-average shares
   outstanding                               20,187             21,194               20,358             21,304

Incremental shares from assumed
   exercises of stock options                    98                158                   87                248
                                          ---------          ---------            ---------          ---------
Diluted weighted-average shares
   outstanding and common stock
   equivalents                               20,285             21,352               20,445             21,552
                                          =========          =========            =========          =========
Net income per share:
       Basic                              $    .04           $    .31             $    .30           $    .82
       Diluted                                 .04                .31                  .30                .81


NOTE 8 - SEGMENT INFORMATION

     The Company has aligned its business operations into the following three operating segments or Strategic Business Units ("SBUs"):

            o   Consumer Products
            o   Training and Education
            o   International

     Although the Company is currently in the process of restructuring its operations, the above SBUs remain the primary management tool until the new reporting structure is completed and implemented. The Consumer Products SBU is responsible for distribution of the Company's products through retail stores, catalog sales, mass markets, contract stationers, government channels, technology wholesale and the Internet. The Training and Education SBU, which includes Premier Agendas and Personal Coaching, is responsible for training, consulting and implementation services, and delivery of products to corporations, business, government and educational institutions. The International SBU is responsible for the delivery of both products and services outside the United States. The "All Others" group consists primarily of Publishers Press. Intersegment sales consist primarily of paper planner sales from Publishers Press to related Franklin Covey entities, which prepare and package the planners for sale to external customers. Corporate expenses consist primarily of essential internal support services such as finance, legal, information systems, manufacturing and distribution that are allocated to the operational SBUs.

     The Company's chief operating decision maker is the Chief Executive Officer ("CEO"). Each of the reportable segments and corporate support departments has an executive vice-president who reports directly to the CEO. The Company accounts for its segment information on the same basis as the accompanying consolidated condensed financial statements.

SEGMENT INFORMATION
(in thousands)

                                          Reportable Business Segments
                               --------------------------------------------------------
                                                                                                      Corporate,
                                                Training                                             Adjustments
QUARTER ENDED                    Consumer         and                                                    and
February 26, 2000                Products      Education     International    Total      All Others   Elimination   Consolidated
------------------------------ ------------    -----------   ------------  ------------  -----------  -----------   -------------
(unaudited)
Sales to external customers     $    91,006    $    32,554   $    13,963   $   137,523    $   7,500                 $   145,023
Intersegment sales                                                                            7,453    $   (7,453)
Gross margin                         54,701         20,154         9,252        84,107          655        (1,664)       83,098
Depreciation and
   amortization                       4,378          5,088           450         9,916          612                      10,528
Segment earnings before
   interest and taxes                18,945        (11,659)          504         7,790         (407)         (494)        6,889
Segment assets                       74,266        282,370        25,757       382,393       43,472       144,418       570,283


QUARTER ENDED
February 27, 1999
------------------------------ ------------    -----------   ------------  ------------  -----------  -----------   -------------
(unaudited)
Sales to external customers     $    81,906    $    34,105   $    14,010   $   130,021    $   7,068                 $   137,089
Intersegment sales                                                                            7,764    $   (7,764)
Gross margin                         49,783         21,654         8,531        79,968          641        (1,481)       79,128
Depreciation and
   amortization                       3,577          4,620           530         8,727          671                       9,398
Segment earnings before
   interest and taxes                21,260         (6,649)          134        14,745         (804)         (311)       13,630
Segment assets                       66,173        267,904        29,684       363,761       53,467       170,885       588,113


SIX MONTHS ENDED
February 26, 2000
------------------------------ ------------    -----------   ------------  ------------  -----------  -----------   -------------
(unaudited)
Sales to external customers     $   172,315    $    73,731   $    28,647   $   274,693    $  14,408                 $   289,101
Intersegment sales                                                                           12,667  $    (12,667)
Gross margin                        103,982         47,186        19,030       170,198        1,435        (3,481)      168,152
Depreciation and
   amortization                       8,438          9,845           917        19,200        1,219                      20,419
Segment earnings before
   interest and taxes                36,759        (16,851)        2,920        22,828         (668)         (981)       21,179


SIX MONTHS ENDED
February 27,1999
------------------------------ ------------    -----------   ------------  ------------  -----------  -----------   -------------
(unaudited)
Sales to external customers     $   159,312    $    74,160   $    28,711   $   262,183    $  15,268                 $   277,451
Intersegment sales                                                                           16,016  $    (16,016)
Gross margin                         97,168         47,779        18,889       163,836        1,396           327       165,559
Depreciation and
   amortization                       6,962          9,097           968        17,027        1,406                      18,433
Segment earnings before
   interest and taxes                40,178         (9,473)        2,265        32,970       (1,212)        2,847        34,605

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


                                            Quarter Ended                       Six Months Ended
                                  ----------------------------------    ----------------------------------
                                  February 26,        February 27,       February 26,       February 27,
                                      2000                1999               2000               1999
                                  --------------     ---------------    ---------------     --------------
                                             (unaudited)                           (unaudited)
        Reportable segment
        EBIT                         $    7,790         $   14,745         $   22,828          $   32,970
        All others EBIT                    (407)              (804)              (668)             (1,212)
        Corporate items:
           Intercompany rent
              charges                     1,711              1,711              3,422               3,422
           Other                         (2,205)            (2,022)            (4,403)               (575)
                                  --------------     ---------------    ---------------     --------------
        Consolidated EBIT            $    6,889         $   13,630         $   21,179          $   34,605
                                  ==============     ===============    ===============     ==============

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


NOTE 9 - CONTINGENT EARNOUT PAYMENTS

     The purchase agreements for Premier Agendas ("Premier") and Personal Coaching contain provisions for additional contingent earnout payments to be made based upon the achievement of specified operating performance marks. During the quarter ended November 27, 1999, the Company paid $10.5 million to the former owners of Premier for operating performance during the measurement period. An additional $0.4 million was paid during the quarter ended February 26, 2000. No further contingent earnout payments are required in connection with the Premier acquisition.

     During the quarter ended February 26, 2000, the Company paid $5.3 million to the former owners of Personal Coaching for its operating performance during the measurement period and according to the terms of the acquisition agreement. Contingent earnout payments are classified as additional goodwill and are amortized over the remaining life of the original goodwill recorded at the purchase date.


NOTE 10 - ACQUISITIONS

DayTracker.com Purchase
-----------------------

     During December 1999, the Company purchased a majority interest in DayTracker.com, a provider of on-line scheduling and calendar services. The total purchase price was $11.0 million in cash and notes payable. The acquisition was accounted for using the purchase method of accounting and generated $9.0 million of intangible assets that are being amortized over five years.

Professional Resources Organization Purchase
--------------------------------------------

     During   September  1999,  the  Company  acquired  the  operations  of  the
Professional Resources Organization (the Jack Phillips Group) for $1.5 million in cash. The Professional Resources Organization is a measurement assessment firm specializing in measuring the impact and return on investment of training and consulting programs. The acquisition was accounted for using the purchase method of accounting and generated $1.5 million of intangible assets, which are being amortized over ten years.


NOTE 11 - SUBSEQUENT EVENTS

Sale of Publishers Press
------------------------

     Effective February 28, 2000, the Company sold its commercial printing division of Publishers Press. The Company will retain printing operations related to the production of its planners and other related products. The total sale price was $14.0 million and consists of $11.0 million in cash and a $3.0 million note payable to the Company over 5 years. The final purchase price and other elements of the transaction are subject to normal due diligence and adjustment, if necessary, under terms of the agreement. The Company expects the sale transaction to be closed by the end of May 2000.

Stock Option Purchase Plan
--------------------------

     During March 2000, the Company announced a tender offer to purchase all of its outstanding options to buy common stock that are priced at $12.25 per share and higher. The tender offer and withdrawal rights are scheduled to expire on April 12, 2000. Under terms of the offer, the Company will pay cash for the outstanding options, which have been priced using a market valuation methodology. At the time of the tender offer, approximately 2.5 million outstanding options have an exercise price of $12.25 per share or higher. The purchase of the options will result in a significant charge to compensation expense during the third quarter of fiscal 2000.

Management Common Stock Loan Plan
---------------------------------

     Subsequent to February 26, 2000, the Company announced the implementation of incentive-based compensation programs that include a loan program from external lenders. The program gives management of the Company the opportunity to purchase shares of the Company's common stock on the open market, and from shares recently purchased by the Company, by borrowing on a full-recourse basis from the external lenders. The Company has facilitated the loans to individuals by providing a guarantee to the lenders extending the loans. The program is limited to approximately $30.0 million and the Company will facilitate the purchase of open-market shares to ensure compliance with appropriate SEC rules and regulations.

                                FRANKLIN COVEY CO.
                    -----------------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management's Discussion and Analysis included in the Company's Annual Report to Shareholders for the year ended August 31, 1999.


RESULTS OF OPERATIONS

     The following table sets forth selected data concerning sales of the Company's SBUs (dollars in thousands):

                                            Quarter Ended                                 Six Months Ended
                             --------------------------------------------    --------------------------------------------
                              February 26,   February 27,                     February 26,    February 27,
                                2000            1999         Variance %           2000             1999        Variance %
                             -------------   ------------    ----------       ------------    ------------    ----------
                                      (unaudited)                                     (unaudited)
Consumer Products              $   91,006      $   81,906            11        $  172,315      $  159,312              8
Training and Education             32,554          34,105            (5)           73,731          74,160             (1)
International                      13,963          14,010             0            28,647          28,711              0
Other                               7,500           7,068             6            14,408          15,268             (6)
                               ----------      ----------                      ----------      ----------
                               $  145,023      $  137,089             6        $  289,101      $  277,451              4
                               ==========      ==========                      ==========      ==========


Quarter Ended February 26, 2000 Compared with the Quarter Ended
February 27, 1999
--------------------------------------------------------------------------------

     Consumer Products sales increased $9.1 million, or 11 percent, compared to the prior year. Sales increases from the Company's retail stores, contract stationer channel and the Internet were partially offset by decreased sales from the catalog, government products and wholesale channels. Retail store sales increased due to two additional stores and a 14 percent increase in comparable store sales. As of February 26, 2000, the Company was operating 127 retail stores compared to 125 stores at February 27, 1999. Comparable store sales growth was primarily driven by increased sales of electronic handheld products, such as the Palm V(TM) by Palm Inc. bundled with the Company's Franklin Planner(TM) software, as well as sales of related accessories. Sales of handheld electronic devices through various Company channels represented a significantly larger percentage of Consumer Product sales compared to the prior year. The Company also had increased sales from its contract stationer channel primarily due to increased demand from its marketing and distribution agreements and the introduction and availability of new products. Increased Internet sales were the result of continuing changes in general consumer buying habits and ongoing enhancements to the Company's electronic commerce infrastructure and web site at www.franklincovey.com. Increased sales in these channels were partially offset by decreased sales from the catalog, mass markets, government products and wholesale channels. Catalog sales were unfavorably affected by increased Internet channel sales, which the Company attributes to continuing changes in consumer buying preferences. However, Internet sales combined with catalog sales increased 1 percent compared to the prior year. Sales through the mass-markets channel decreased due to the termination of an agreement with a mass-marketing distributor. Due to unfavorable operating results from its mass-marketing channel in the prior year, the Company has thus far declined to initiate further mass-marketing agreements in fiscal 2000. Government product sales have decreased primarily due to continued uncertainties surrounding the potential closure of certain base depots and service centers. Wholesale channel sales decreased slightly due primarily to reduced demand for Company products through this channel.

     Training and Education sales decreased by $1.6 million, or 5 percent, compared to the prior year. Increased sales training and book royalties were offset by decreases in productivity and leadership seminars, network marketing and the Company's Personal Coaching division. Increased sales training was due to the addition of Khalsa Associates, a sales training company, which was acquired in the prior year. Book royalties increased due to the release of a new book entitled "Living the Seven Habits." Organizational changes and relocation of the sales force to regional sales offices continued to have an unfavorable effect on both productivity and leadership seminar sales during the quarter. As of February 26, 2000 the Company had opened 4 of 8 planned regional sales offices and anticipates having all regional sales offices open by the end of June 2000. In addition to relocating existing sales people to the new offices, the Company is actively engaged in hiring new sales associates to improve sales opportunities. As the Company continues to relocate and reorganize its sales force, sales of productivity and leadership seminars will continue to be adversely affected. Decreased network marketing sales were primarily the result of decreased demand at two network marketing clients. Decreased Personal Coaching sales were primarily due to decreased demand for coaching on one of its client's programs.

     International sales were flat compared to the prior year. Sales increases in Mexico and Canada were offset by decreases in Europe and the Asia-Pacific region. Mexico's sales increased primarily due to retail store sales growth (one new store) and marketing initiatives to improve product awareness in the business district of Mexico City, while increased sales in Canada were primarily the result of improved training sales. Decreased sales in Europe were primarily due to the reorganization of the Company's sales force in the United Kingdom and the cancellation of some public seminars. Asia-Pacific region sales declined primarily due to training volume decreases at one of Australia's largest customers while the decrease in Japan is attributable to the discontinuance of the publishing business and decreased training sales.

     Other sales, which consist primarily of the Company's commercial printing services, increased $0.4 million, or 6 percent, compared to the prior year. The increase was primarily due to the timing and delivery of printing jobs. Effective February 28, 2000, the Company sold its commercial printing services division and does not anticipate recognizing further significant commercial printing revenues.

     Gross margin was 57.3 percent of sales for the quarter, compared to 57.7 percent in the prior year. The Company's gross margin continues to be unfavorably affected by changes in the product mix, decreased training sales and channel pricing. As described above, the Company experienced increased sales of handheld electronic devices during the quarter. These handheld devices have gross margins that are lower than the majority of the Company's other products and services. In addition, decreased sales of higher margin training programs unfavorably affected the Company's gross margin. Increased sales through the contract stationer channel continue to adversely affect gross margin due to contracted pricing terms that have produced increased sales volume, but at lower margins. Inventory write-offs or increases to inventory reserves did not materially affect the Company's gross margin during the quarter as they have in the prior year and prior quarter.

     Selling, general and administrative ("SG&A") expenses increased $7.9 million, to 44.1 percent of sales, compared to 40.9 percent in the prior year. The increase was primarily due to the ongoing development of electronic-based products, electronic commerce channels, increased consulting costs associated with new projects, increased promotional spending and overall growth in the Premier business. These increases were partially offset by a decrease in core associate costs as a result of a reduction in headcount. During the quarter, the Company continued to aggressively invest in the development and marketing of new electronic-based products, online training programs and various application tools. Due to the significant increase in handheld electronic devices combined with the Company's software, the Company has also increased its customer support services for these products. In addition, the Company has continued to improve its electronic commerce infrastructure to meet changing consumer preferences and has committed significant resources to the development of its Internet web site and other online products and services, such as Franklinplanner.com. The Company believes that the development of online products and services, combined with an efficient e-commerce base will enable it to achieve a competitive advantage in the future by providing a variety of tools in various formats to enable organizations and individuals to craft effective solutions to meet their needs. As part of the Company's restructuring, consultants have been engaged to assist the Company with projects such as improving brand recognition, improved collection of accounts receivable, expansion of European operations and other related projects that are designed to position the Company for profitable growth. The Company also increased its promotional spending, primarily for catalogs and direct mailings, to advertise new products, such as the Millennium edition of the Franklin Planner, and for public programs. Premier, which develops and produces planners and other solutions in the educational market, increased its SG&A spending as a result of a new regional office and additional headcount necessary to support expected growth in fiscal 2000 and beyond.

     During fiscal 2000, the Company incurred certain costs associated with its restructuring plan that were not permitted by accounting principles generally accepted in the U.S. to be included in the restructuring charge taken during the fourth quarter of fiscal 1999. As a result, these additional costs have been expensed in the period incurred. During the quarter ended February 26, 2000, the Company expensed $1.7 million of other restructuring costs primarily to relocate salespeople to new regional offices and to buyback the outstanding stock options of former associates. The Company anticipates that it will continue to incur other restructuring costs through the remainder of fiscal 2000, in order to complete the restructuring plan. Subsequent to February 26, 2000, the Company announced a tender offer to purchase all outstanding options to purchase the Company's common stock priced at $12.25 per share and higher. The offer is scheduled to close on April 12, 2000 and the Company expects to incur a significant charge to SG&A expense during the third quarter of fiscal 2000.

     Depreciation charges increased by $0.6 million over the prior year, primarily due to the purchase of computer hardware and software, manufacturing equipment and the addition of leasehold improvements in new stores. Amortization charges increased by $0.5 million, primarily due to the amortization of contingent earnout payments made to the former owners of Premier and Personal Coaching, as well as the acquisition of DayTracker.com.

     Income taxes have been accrued using an effective rate of 48.1 percent for the quarter ended February 26, 2000 compared to 42.0 percent in the prior year. The increase was primarily due to the impact of non-deductible goodwill amortization from previous acquisitions and related contingent earnout payments on estimated taxable income for the remainder of fiscal 2000.


Six Months Ended February 26, 2000 Compared to the Six Months Ended
February 27, 1999
-------------------------------------------------------------------------------

     Consumer Products sales increased $13.0 million, or 8 percent, compared to the prior year. Sales increases from the Company's retail stores, contract stationer channel and the Internet were partially offset by sales decreases from the catalog, mass market, wholesale and government products channels. Retail store sales increased due to the addition of two new stores and an 11 percent increase in comparable store sales. Retail store sales increases were primarily driven by increased sales of handheld electronic devices and related accessories. The Company also had increased sales from its contract stationer channel resulting from increased demand and new product introductions. Sales from the Internet channel have increased primarily due to general changes in consumer buying habits and ongoing enhancements to the Company's electronic commerce infrastructure and web site. Increased sales from these channels were partially offset by decreased sales from the catalog, mass market, wholesale and government products channels. Catalog sales continue to be adversely affected by a shift in consumer buying habits that has resulted in increased Internet sales. However, catalog sales combined with sales through the Internet have increased 5 percent over the prior year. Sales through the mass-market channel decreased due to the termination of an agreement with a mass-market distributor. As a result of unfavorable performance in the mass-market channel, the Company has thus far declined to initiate further mass-marketing agreements in fiscal 2000. Sales through the Company's wholesale channel decreased due primarily to the timing of certain recurring product shipments that were shipped early and recorded as sales during the fourth quarter of fiscal 1999 as well as decreased demand for products through this channel. Government product sales continue to be adversely affected by uncertainties surrounding the potential closure of certain military base depots and service centers.

     Training and Education sales decreased by $0.4 million, or 1 percent, compared to the prior year. Increased sales from Premier, sales training and book royalties were offset by decreases in productivity and leadership programs, network marketing and at Personal Coaching. Premier recognized increased sales, primarily during the first quarter of fiscal 2000, due to the timing of school agendas shipped. Increased sales training was due to the fiscal 1999 acquisition of Khalsa Associates, a leading sales training company. Book royalties increased due to the release of a new book by Stephen R. Covey, entitled "Living the Seven Habits." Productivity and leadership seminar sales continue to be adversely affected by organizational restructuring activities and the relocation of sales associates to new regional sales offices. At February 26, 2000, 4 of the 8 regional offices were operational, with the remaining 4 expected to be operational by the end of June 2000. The adverse effects on seminar sales of relocating and reorganizing the sales force are expected to continue through the remainder of fiscal 2000. Network marketing sales declined primarily due to sales activity at two of its clients. Personal Coaching sales decreased primarily due to decreased demand for coaching on one of its client's programs.

     International sales were flat compared to the prior year. Increased sales from Mexico and Canada were offset by decreased sales from the Asia-Pacific region. Mexico's sales increased primarily due to retail store sales growth and marketing initiatives to improve product awareness in the Mexico City business district, while increased sales in Canada were primarily the result of both improved product and training sales. Asia-Pacific region sales declined primarily due to training volume decreases at one of Australia's largest customers while the decrease in Japan is attributable to the discontinuance of the publishing business and decreased training sales. In addition, generally favorable exchange rates had a positive effect on reported sales compared to the prior year.

     Other sales, which consist primarily of the Company's commercial printing services, decreased by $0.9 million, or 6 percent, compared to the prior year. The decrease was primarily due to a reduction in customer orders during the first quarter of fiscal 2000 resulting from uncertainties regarding the pending sale of the Company's commercial printing division. The sale of Publishers Press commercial printing division was completed subsequent to February 26, 2000.

     Gross margin declined to 58.2 percent of sales, compared to 59.7 percent in the prior year. The Company's gross margin continues to be unfavorably affected by changes in the product mix, decreased training sales and channel pricing. As described above, the Company has recognized significantly increased sales of handheld electronic devices and accessories that typically have gross margins that are lower than the majority of the Company's other products and services. Decreased sales of higher margin training programs also unfavorably affected the Company's gross margin. Increased sales through the Company's contract stationer channel continue to erode the Company's overall gross margin due to contracted pricing terms that have produced increased sales volume, but at lower gross margins.

     Selling,  general and  administrative  expenses  increased $11.9 million to
43.0 percent of sales, compared to 40.6 percent of sales in the prior year. The increase was primarily due to the ongoing development of electronic-based products, electronic commerce channels, promotional spending and overall growth in the Premier business. These increases were partially offset by a decrease in core associate costs as the result of an overall reduction in headcount. During fiscal 2000, the Company has aggressively invested in the development and marketing of new electronic-based products, online training programs and various application tools. In addition, the Company has continued to incur costs to improve its electronic commerce infrastructure to meet changing consumer preferences and has committed significant resources to the development of its Internet web site and other online products and services, such as Franklinplanner.com. The Company also increased its promotional spending, primarily for catalogs and direct mailings, to advertise new products and public seminar programs. Premier, which develops and produces planners and other solutions in the educational market, increased its SG&A spending as a result of a new regional office and the hiring of additional associates to support expected growth in fiscal 2000 and beyond. During the six months ended February 26, 2000, the Company initiated several new projects related to areas such as improving brand recognition, improved collection of accounts receivable and expansion of European operations to position the Company for profitable growth. The Company has incurred, and will continue to incur during fiscal 2000, consulting costs necessary to complete these projects.

     During fiscal 2000, the Company incurred certain costs associated with its restructuring plan that were not permitted by accounting principles generally accepted in the U.S. to be included in the restructuring charge taken during the fourth quarter of fiscal 1999. As a result, these additional costs have been expensed in the period incurred. During the six months ended February 26, 2000, the Company expensed $2.2 million of additional restructuring costs primarily to relocate salespeople to new regional offices and to buyback the outstanding stock options of former associates. The Company anticipates that it will continue to incur other restructuring costs through the remainder of fiscal 2000, in order to complete the restructuring plan. Subsequent to February 26, 2000, the Company announced a tender offer to purchase all outstanding options to purchase the Company's common stock priced at $12.25 per share and higher. The offer is scheduled to expire on April 12, 2000 and the Company expects to incur a significant charge to SG&A expense during the third quarter of fiscal 2000 to cancel these options.

     Depreciation charges increased by $1.1 million over the prior year, primarily due to the purchase of computer hardware and software, manufacturing equipment and the addition of leasehold improvements in new stores. Amortization charges increased by $0.9 million, primarily due to the amortization of contingent earnout payments made to the former owners of Premier and Personal Coaching, and the acquisition of DayTracker.com, which was completed during the quarter ended February 26, 2000.

     Income taxes have been accrued using an effective rate of 46.0 percent for the six months ended February 26, 2000 compared to 42.0 percent for the prior year. The increase was primarily due to the impact of non-deductible goodwill amortization from previous acquisitions and related contingent earnout payments on estimated taxable income for fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of capital have been net cash provided by operating activities, long-term borrowings and line of credit financing. Working capital requirements have also been financed through short-term borrowing and line-of-credit financing. In addition to these sources, the Company issued 750,000 shares of Series A Preferred Stock for $75.0 million in cash to a private investor during the fourth quarter of fiscal 1999. In connection with the issuance of the Preferred Stock, the Company filed a registration statement with the Securities and Exchange Commission related to a subscription offering for up to an additional 750,000 shares of Preferred Stock. Shareholders of record on November 8, 1999 received a non-transferable right to purchase one share of Preferred Stock for every 27 common shares owned, at a subscription price of $100 per share. The Preferred Stock offered to shareholders was substantially identical to the Preferred Stock issued during fiscal 1999 to the private investor. The subscription offering closed on November 30, 1999 with 42,338 shares of Preferred Stock purchased under terms of the subscription offering.

     Net cash provided by operating activities during the six months ended February 26, 2000 was $65.6 million, compared to $31.2 million in the prior year. Adjustments to net income included $22.6 million of depreciation and amortization charges. The main source of cash from operations was the collection of accounts receivable primarily from Premier, which has seasonally high sales during the Company's fourth fiscal quarter, and the Company's core operations. In addition, cash flows from inventory activity improved significantly compared to the prior year. The Company has implemented, and will continue to develop, new inventory policies and procedures designed to stabilize inventory growth, which are expected to help the Company achieve optimal inventory levels. The Company also recognized an improvement in operating cash flows from the utilization of income tax assets generated during fiscal 1999. The chief use of cash was the payment of accounts payable and accrued liabilities, primarily due to the seasonal nature of Premier's operations.

     Net cash used for investing activities totaled $28.7 million during the first six months of fiscal 2000 compared to $27.9 million in the prior year. Of this amount, $8.4 million was used to purchase computer hardware and software, manufacturing equipment, leasehold improvements and other property and equipment. The Company used $16.3 million of cash to pay contingent earnout payments to the former owners of Premier and Personal Coaching and $4.5 million to purchase the operations of Professional Resources Organization and DayTracker.com.

     Net cash used for financing activities during the first six months of fiscal 2000 was $34.8 million compared to net cash proceeds of $0.6 million in the prior year. The primary source and use of financing cash was related to the retirement of certain notes payable and the expansion of the Company's line of credit. At August 31, 1999, the Company had $85.0 million of senior unsecured notes payable (the "Notes Payable") outstanding. The Notes Payable required the Company to maintain certain financial ratios and net worth levels until the Notes Payable were paid in full. Due to restructuring charges in the fourth quarter of fiscal 1999, the Company was not in compliance with the terms of the Notes Payable at August 31, 1999. The Company did not obtain a waiver on the terms of the Notes Payable, and during the first quarter of fiscal 2000 the Notes Payable were retired at par plus accrued interest. Also during the first quarter of fiscal 2000, the Company obtained a new line of credit from existing lenders that maintained the Company's $10.0 million short-term line of credit, but increased the long-term line of credit to $100.0 million. The Company utilized existing cash and its expanded line of credit to retire the Notes Payable during the quarter. The new line of credit requires the Company to maintain certain financial ratios and minimum net worth levels, excluding the impact of the fiscal 1999 restructuring charges. As of February 26, 2000, the Company was in compliance with the terms of the line of credit. The new line of credit agreement bears interest at the lessor of the prime rate or the LIBOR rate plus 1.5%, and expires October 1, 2001. The Company also purchased shares of its common stock for treasury for $5.3 million and paid $1.9 million in cash for dividends on outstanding Preferred Stock. At February 26, 2000, the Company had $2.0 million of accrued dividends on its Preferred Stock, which were subsequently paid in cash.

     Going forward, the Company will continue to incur costs necessary for the development of online products, e-commerce channels, strategic acquisitions and joint ventures, retail store buildouts and renovations, regional office leasehold improvements, the cancellation of certain outstanding options and other costs related to the restructuring and growth of the business. Cash provided by operations, available lines of credit and other financing alternatives will be used for these expenditures. Management anticipates that its existing capital resources will be sufficient to enable the Company to maintain its current level of operations and its planned internal growth for the foreseeable future. The Company also continues to pursue additional financing alternatives as it repositions itself for future opportunities.

MARKET RISK OF FINANCIAL INSTRUMENTS

     The Company has  exposure to market  risk from  foreign  currency  exchange rates and  changes  in  interest  rates.  To manage  the  volatility  related to currency exchange rates, the Company has entered into limited derivative transactions to manage well-defined foreign exchange risks. However, the notional amount of the exchange contracts is immaterial and any default by counterparties, although unlikely, would have an insignificant effect on the Company's financial statements. As the Company continues to expand internationally, the Company's use of foreign exchange contracts may grow in order to manage the foreign currency risks to the Company. As of February 26, 2000, the Company had not entered into derivative instruments to hedge its exposure to interest rate risk.

YEAR 2000 ISSUES

     During 1999, the Company was actively engaged in assessing and correcting potential year 2000 ("Y2K") information system problems for its critical systems. As of February 26, 2000, the Company has not experienced any significant adverse effects related to Y2K compliance issues. The Company's primary information systems, which include financial, supply chain, "order to collect" and office support systems, continue to operate with no significant problems noted. The majority of detected problems were insignificant and corrected prior to the start of business on January 1, 2000. Crucial external services such as telecommunications, utilities and shipping continue to operate virtually trouble free. As of February 26, 2000, the Company is not aware of any potential supplier problems, and cannot currently estimate the effects of such non-compliance on future operations. As of February 26, 2000, the Company has not experienced, and does not expect to experience, any materially unfavorable costs in its operations or financial performance resulting from Y2K issues.


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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings:
        ----------------
        Not applicable.

Item 2. Changes in Securities:
        ---------------------
        Not applicable.

Item 3. Defaults upon Senior Securities:
        -------------------------------
        Not applicable.

Item 4. Submission of Matters to a Vote of Security  Holders:
        ----------------------------------------------------
     The Company held its Annual Meeting of Shareholders on January 28, 2000. At this meeting, Hyrum W. Smith, Stephen R. Covey, Dennis G. Heiner and Brian
     A. Krisak were elected as members of the Board of Directors for three-year terms that expire at the Annual Meeting to be held following the end of fiscal year 2002, or until their successors are elected and qualified. The number of shares voting in favor of each director was as follows:

                    Hyrum W. Smith            17,962,653
                    Stephen R. Covey          17,848,394
                    Dennis G. Heiner          17,974,919
                    Brian A. Krisak           19,406,562

     During the Annual Meeting, the shareholders also approved an amendment to the 1992 Stock Incentive Plan, as described in the Company's Proxy Statement dated December 27, 1999, with 17,110,425 shares voting in favor of the amendment, 4,778,795 voting against and 186,254 shares abstaining from voting.

     The shareholders also ratified the appointment of Arthur Andersen LLP as independent certified public accountants for the fiscal year ending August 31, 2000. The number of shares voting in favor of Arthur Andersen LLP was 21,506,318 with 627,713 shares voting against and 4,034 shares abstaining from voting.

Item 5. Other  information:
        ------------------
     On January 12, 2000, the Company announced the resignation of John L. Theler as Chief Financial Officer ("CFO") of the Company. Mr. Theler resigned to pursue other interests and the Company is actively engaged in a global search to fill the CFO position. Separately, the Company announced the appointment of Robert A. Whitman as Chief Executive Officer ("CEO") of the Company. Mr. Whitman is currently the Chairman of the Board of Directors and has been serving as interim CEO since July 1999.

Item 6. Exhibits and Reports on Form 8-K:
        --------------------------------
(A)     Exhibits:

          10.1 Partnership Interest Purchase Agreement between Franklin Covey Co. and Daytracker.com dated December 8, 1999 (filed as exhibit
               10.1 in the Company's Quarterly Report on Form 10-Q dated November 27, 1999 and incorporated herein by reference).

        --------------------------------------------
          10.2 Schedule to Tender Offer Statement Under Section 13(E)(I) of the Securities Exchange Act of 1934 (filed on Form SC TO-I with the Securities and Exchange Commission on March 15, 2000 and incorporated herein by reference).

          10.3 Asset Purchase Agreement By and Among Publishers Press, Inc., Franklin Covey Co., and Western Impressions Corporation, Dated as of February 15, 2000 (filed herewith).

          27.  Financial Data Schedule (filed herewith).

(B)     Reports on Form 8-K: Not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FRANKLIN COVEY CO.


Date:  April 11, 2000                     By:  /s/  Robert A. Whitman
     -------------------------------           ---------------------------------
                                               Robert A. Whitman
                                               Chief Executive Officer



Date:  April 11, 2000                     By:   /s/ J. Scott Nielsen
     --------------------------------         ----------------------------------
                                               J. Scott Nielsen
                                               Chief Accounting Officer

Exhibit
   No.              Exhibit                                            Page No.
---------   ------------------------------------------------------     -------
10.1       Partnership  Interest  Purchase  Agreement between
           Franklin Covey Co. and Daytracker.com dated
           December 8, 1999 (filed as exhibit 10.1  in the
           Company's  Quarterly  Report  on  Form  10-Q  dated
           November 27, 1999 and incorporated herein by reference).

10.2       Schedule to Tender Offer Statement Under Section
           13(E)(I) of the Securities Exchange Act of 1934
           (filed on Form SC TO-I with the Securities and Exchange Commission on March 15, 2000 and incorporated herein by reference).

10.3       Asset Purchase Agreement By and Among Publishers                1
           Press, Inc., Franklin Covey Co., and Western Impressions Corporation, Dated as of February 15, 2000 (filed herewith).

27         Financial Data Schedule (filed herewith).                      55

                ----------------------------------------------------

                            ASSET PURCHASE AGREEMENT

                                  By and Among

                             PUBLISHERS PRESS, INC.,

                               FRANKLIN COVEY CO.,

                                      AND

                         WESTERN IMPRESSIONS CORPORATION,


                          Dated as of February 15, 2000

                ----------------------------------------------------

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
ARTICLE I
     PURCHASE AND SALE OF ASSETS; ASSUMPTION OF LIABILITIES                 1
          1.1      Definitions                                              1
          1.2      Purchase and Sale                                        1
          1.3      No Encumbrances                                          2
          1.4      Excluded Assets                                          2
          1.5      Assumed Liabilities                                      2
          1.6      Retained Liabilities                                     2
          1.7      Liabilities of the Commercial Business Arising
                    After the Closing                                       2

ARTICLE II
     PURCHASE PRICE AND THE CLOSING                                         3
          2.1      Purchase Price                                           3
          2.2      Purchase Price Adjustment                                4
          2.3      Right of Set-Off                                         5
          2.4      Acceptance of Consideration                              5
          2.5      Closing                                                  5
          2.6      Deliveries by the Sellers                                6
          2.7      Deliveries by the Buyer                                  6

ARTICLE III
     REPRESENTATIONS AND WARRANTIES OF THE SELLERS                          7
          3.1      Organization, Corporate Power and Qualification          7
          3.2      Authorization, Execution and Delivery                    7
          3.3      No Related Entities                                      7
          3.4      Assets                                                   8
          3.5      Permits                                                  9
          3.6      Consents and Approvals; No Violation                     9
          3.7      Financial Statements                                    10
          3.8      Absence of Certain Changes or Events                    10
          3.9      Customers                                               11
          3.10     Material Agreements                                     12
          3.11     Litigation                                              12
          3.12     Employee Benefit Plans                                  12
          3.13     Employment and Labor Matters                            14
          3.14     Intellectual Property                                   14
          3.15     Brokers and Finders                                     15
          3.16     Taxes                                                   15

                                TABLE OF CONTENTS
                                   (Continued)


                                                                          Page
                                                                          ----
          3.17     Environmental Matters                                   16
          3.18     Compliance with Law                                     17
          3.19     Insurance                                               18
          3.20     Year 2000 Compliance                                    18
          3.21     Disclosure                                              18

ARTICLE IV
     REPRESENTATIONS AND WARRANTIES OF THE BUYER                           19
          4.1      Organization and Corporate Power                        19
          4.2      Authorization, Execution and Delivery                   19
          4.3      Consents and Approvals; No Violation                    19
          4.4      Brokers and Finders                                     19
          4.5      Ability to Conduct Business                             20
          4.6      Disclosure                                              20

ARTICLE V
     COVENANTS OF THE PARTIES                                              20
          5.1      Conduct of Business                                     20
          5.2      Access to Information                                   21
          5.3      Expenses                                                21
          5.4      Consents                                                21
          5.5      Further Assurances                                      22
          5.6      Environment                                             22
          5.7      Taxes                                                   22
          5.8      Employee Benefit Matters                                23
          5.9      Employees                                               24
          5.10     Supplements to Disclosure Schedule                      25
          5.11     Encumbrances                                            25
          5.12     Assigned Agreements                                     26
          5.13     Termination of Leases and Other Agreements              26
          5.14     Cash Balance at Closing                                 26
          5.15     Repurchase of Accounts Receivable                       26
          5.16     Additional Agreements                                   26
          5.17     Change of Name                                          27
          5.18     Exclusive Dealing                                       27

                                TABLE OF CONTENTS
                                   (Continued)

                                                                          Page
                                                                          ----
ARTICLE VI
     CLOSING CONDITIONS                                                    27
          6.1      Conditions to Each Party's Obligations                  27
          6.2      Conditions to the Obligations of the Sellers            27
          6.3      Conditions to the Obligations of the Buyer              28

ARTICLE VII
     INDEMNIFICATION                                                       29
          7.1      Survival and Effect of Knowledge                        29
          7.2      Indemnification Procedures                              29
          7.3      The Sellers' Agreement to Indemnify                     30
          7.4      The Buyer's Agreement to Indemnify                      31
          7.5      Third Party Claims                                      31

ARTICLE VIII
     TERMINATION AND ABANDONMENT                                           32
          8.1      Termination                                             32
          8.2      Procedure and Effect of Termination                     33

ARTICLE IX
     NON-COMPETITION AND NON-SOLICITATION                                  34
          9.1      Non-Competition                                         34
          9.2      Non-Solicitation                                        35
          9.3      Specific Performance                                    35
          9.4      Severability and Judicial Modification                  35

ARTICLE X
     DEFINITIONS AND GENERAL PROVISIONS                                    36
          10.1     Definitions                                             36
          10.2     Payment                                                 42
          10.3     Amendment and Modification                              42
          10.4     Waiver of Compliance                                    42
          10.5     Notices                                                 42
          10.6     Assignment                                              43
          10.7     Third Party Rights                                      43
          10.8     Governing Law                                           44
          10.9     Counterparts                                            44

                                TABLE OF CONTENTS
                                   (Continued)

                                                                          Page
                                                                          ----
          10.10    Interpretation                                          44
          10.11    Entire Agreement                                        44
          10.12    Time of Essence                                         44
          10.13    Severability                                            44
          10.14    Incorporation by Reference                              44



                                    Exhibits
                                   ----------

Exhibit 2.1(b)(i)                   Promissory Note
Exhibit 2.1(b)(v)                   Security Agreement
Exhibit 2.1(b)(vi)                  Guarantee
Exhibit 2.6(a)                      Bill of Sale and Assignment


                                    Schedules

Schedule 1.2(a)                     Asset Schedule
Schedule 1.3                        Permitted Encumbrances
Schedule 1.4                        Excluded Assets
Schedule 1.5(a)                     Assumed Liabilities
Schedule 2.6(c)                     Assignments
Disclosure Schedule
   Section 3.3                      Related Entities
   Section 3.10                     Material Agreements
   Section 3.12(a)                  Company Plans
   Section 3.13(a)                  Employees
   Section 3.17(e)                  Underground Storage Tanks
   Section 3.17(g)                  Hazardous Substances
   Section 3.19                     Insurance Policies
Schedule 5.13                       Agreements to be Terminated
Schedule 6.1                        Required Consents, Approvals and Clearances

                            ASSET PURCHASE AGREEMENT

     THIS ASSET PURCHASE AGREEMENT is made and entered into as of February 15, 2000 by and among Publishers Press, Inc., a Utah corporation ("PPI"), Franklin Covey Co., a Utah corporation ("Franklin Covey" and, collectively with PPI, the "Sellers"), and Western Impressions Corporation, a Utah corporation (the "Buyer").

     WHEREAS, PPI, a wholly-owned subsidiary of Franklin Covey, owns and operates a printing business which serves (i) Franklin Covey and (ii) customers other than Franklin Covey (the portion of the printing business serving customers other than Franklin Covey, the "Commercial Business");

     WHEREAS, the Buyer desires to purchase and the Sellers desire to sell, on the terms and conditions set forth in this Agreement, the Assets (as defined below) used in the Commercial Business; and

     WHEREAS, the Buyer and the Sellers desire to enter into certain related agreements with respect to the operation of the Assets and the Commercial Business by the Buyer.

     NOW, THEREFORE, in consideration of the mutual agreements contained in this Agreement and for other good and valuable consideration described below, the Sellers and the Buyer hereby agree as follows:

                                    ARTICLE I

             PURCHASE AND SALE OF ASSETS; ASSUMPTION OF LIABILITIES
             ------------------------------------------------------

     1.1 DEFINITIONS. The capitalized terms used in this Agreement which are not defined in context have the meanings specified in Section 10.1 below.

     1.2 PURCHASE AND SALE. Subject to the terms and conditions of this Agreement, at the Closing, (a) the Sellers shall sell, transfer, convey, assign and deliver (or shall cause to be sold, transferred, conveyed, assigned and delivered) all of the assets, properties, rights, contracts and businesses of every kind, character and description, whether tangible or intangible, whether real, personal or mixed, whether accrued, contingent or otherwise, and wherever located of the Sellers which are used in the Commercial Business (all such assets, properties, rights, contracts and businesses, excluding the Excluded Assets, the "Assets"), including, but not limited to, those items of property specified on Schedule 1.2(a) attached hereto (the "Asset Schedule"), to the Buyer, and (b) the Buyer shall purchase, acquire and accept the Assets from the Sellers.

     1.3 NO ENCUMBRANCES. The Assets shall be conveyed by the Sellers to the Buyer free and clear of all Encumbrances, other than the Permitted Encumbrances specified on Schedule 1.3 attached hereto.

     1.4 EXCLUDED ASSETS. Notwithstanding Section 1.2 above, the assets, properties and rights of the Sellers relating to the Commercial Business specified on Schedule 1.4 attached hereto (collectively, the "Excluded Assets") are excluded from the Assets and shall not be transferred by the Sellers to the Buyer.

     1.5 ASSUMED LIABILITIES. Subject to the terms and conditions of this Agreement, at the Closing, the Buyer shall assume only Liabilities (a) which were incurred in connection with the normal operations of the Commercial Business and are recorded on the Closing Balance Sheet or are otherwise specified on Schedule 1.5(a) attached hereto, or (b) which arise after the Closing Date in connection with the performance by the Buyer of the Assigned Agreements (but not any Liabilities arising as a result of any breach by either of the Sellers of such Assigned Agreements) (collectively, "Assumed Liabilities").

     1.6 RETAINED LIABILITIES. Unless a Liability of the Sellers is an Assumed Liability (and only to the extent such Liability is an Assumed Liability), such Liability shall be the Liability of the Sellers and shall be paid and discharged by the Sellers (each a "Retained Liability" and collectively "Retained Liabilities"). Any Encumbrance that creates or otherwise gives rise to a Liability (even if such Encumbrance is a Permitted Encumbrance) that is not expressly included as an Assumed Liability in accordance with Section 1.5 above shall be and remain a Retained Liability and shall be paid and discharged by the Sellers. Without limiting the generality of the foregoing, except as otherwise expressly provided in this Agreement (and only to the extent so provided), (a) the Buyer has not assumed and shall not have any Liability of the Sellers, and the Sellers shall remain liable with respect to such Retained Liabilities, and
(b) the Sellers shall retain and be responsible for the discharge of all Liabilities (i) relating to the Excluded Assets, (ii) arising under or in respect of any Company Plan and/or (iii) arising from the ownership and operation of the Commercial Business prior to the Closing (including, without limitation, Liabilities for Taxes attributable to or incurred in connection with the Commercial Business or the Assets, including any such Taxes which are not due or assessed until after the Closing Date).

     1.7 LIABILITIES OF THE COMMERCIAL BUSINESS ARISING AFTER THE CLOSING. Except as otherwise expressly provided in this Agreement, all Liabilities created or incurred by the Buyer after the Closing or arising as a result of the Buyer's operation of the Assets or the Buyer's conduct of the Commercial Business shall be Liabilities of the Buyer and shall be paid and discharged by the Buyer.

                                   ARTICLE II

                         PURCHASE PRICE AND THE CLOSING
                         ------------------------------

     2.1 PURCHASE PRICE. Upon the terms and subject to the conditions of this Agreement, the Buyer shall pay the purchase price for the Assets (the "Purchase Price") to PPI as follows:

          (a) At the Closing, $11,000,000 in immediately available funds (the "Closing Payment"); and

          (b) At the Closing, the Buyer shall make and deliver a promissory note payable to the order of PPI substantially in the form attached hereto as
     Exhibit 2.1(b)(i) (the "Promissory Note"). The Promissory Note shall have the following terms:

               (i) The original principal amount shall be $3,000,000, subject to adjustment as provided in Section 2.2 below (as adjusted, the "Note Amount").

               (ii) The Note Amount shall bear interest at the prime rate (as established by Wells Fargo Bank, N.A., or its successors or assigns) plus 1% per annum, adjusted annually as of the anniversary date of the Closing Date.

               (iii) The Buyer shall make quarterly payments of principal and interest based upon a fifteen (15) year amortization schedule (provided, that, Buyer shall not be required to make any quarterly payments until the Purchase Price has been adjusted in accordance with
          Section 2.2 below).

               (iv) The entire unpaid balance of principal and interest shall be due and payable on the fifth (5th) anniversary of the date of the Promissory Note.

               (v) The obligations of the Buyer shall be secured in accordance with the terms of the Security Agreement by and among the Buyer, Mountain States Bindery, a Utah corporation and the parent corporation of the Buyer ("MSB"), and the Sellers, substantially in the form attached hereto as Exhibit 2.1(b)(v) (the "Security Agreement"). The Security Agreement shall provide (A) that the Buyer or MSB, as applicable, shall grant to the Sellers (1) a security interest in the Assets, which security interest shall be subordinated to the security interests of the Acquisition Lenders (the "Subordinated Security Interest"), and (2) a first position security interest (the "First Position Security Interest") in certain specified property of MSB (the "MSB Collateral"), which MSB Collateral shall be reasonably acceptable to the Sellers and shall have a fair market value, determined by a recent appraisal of the MSB Collateral, of at least $1,000,000, and
          (B) that the Subordinated Security Interest shall be released upon the repayment by the Buyer of two-thirds (2/3) of the Note Amount, and that the First Position Security Interest shall be released when the Promissory Note is paid in full.

               (vi) The obligations of the Buyer shall be guaranteed in accordance with the terms of the Guarantee made by MSB in favor of the Sellers, substantially in the form attached hereto as Exhibit 2.1(b)(vi) (the "MSB Guarantee").

     2.2 PURCHASE PRICE ADJUSTMENT. After the Closing, the Purchase Price shall be adjusted as follows:

          (a) Not more than forty-five (45) days following the Closing Date, (i) the Buyer shall prepare, in accordance with GAAP and the past practices of PPI, a balance sheet of the Commercial Business as of the Closing Date (the "Closing Balance Sheet"), (ii) Deloitte & Touche LLP, the Buyer's certified public accountants (the "Buyer's Accountants"), shall audit the Closing Balance Sheet and shall issue an independent auditors report on the Closing Balance Sheet, and (iii) the Buyer shall deliver the Closing Balance Sheet and the independent auditors report to the Sellers. After delivery of the Closing Balance Sheet and the independent auditors report to the Sellers, the Buyer and/or the Buyer's Accountants shall promptly provide to the Sellers any documents or information reasonably relating to the Closing Balance Sheet (or the preparation of the Closing Balance Sheet) specifically requested by the Sellers.

          (b) If the Net Equity of the Commercial Business determined from the Closing Balance Sheet (the "Closing Net Equity") is greater than the Net Equity of the Commercial Business determined from the Pricing Balance Sheet (the "Pricing Net Equity"), the Note Amount shall be increased by the amount by which the Closing Net Equity is greater than the Pricing Net Equity.

          (c) If the Closing Net Equity is less than the Pricing Net Equity, the Note Amount shall be decreased by the amount by which the Closing Net Equity is less than the Pricing Net Equity (and if such difference is equal to or greater than $3,000,000, the Promissory Note shall thereupon be canceled and PPI shall repay to the Buyer an amount equal to (i) the Pricing Net Equity, minus (ii) the Closing Net Equity, minus (iii) $3,000,000).

          (d) If the Closing Balance Sheet is not disputed by the Sellers as provided in Section 2.2(e) below, if necessary, the Purchase Price shall be adjusted effective as of the Closing Date (and the Note Amount shall be adjusted as of the Closing Date in accordance with Section 2.2(b) or (c) above, as applicable) and the Buyer and the Sellers shall take all actions which may be necessary or advisable to reflect the adjustment of the Purchase Price, including, if necessary, executing and delivering an amendment to the Promissory Note.

          (e) If the Closing Balance Sheet is disputed by the Sellers, such dispute shall be resolved as follows:

               (ii) Within thirty (30) days after the delivery of the Closing Balance Sheet to the Sellers, the Sellers shall provide a written notice of dispute ("Notice of Dispute") to the Buyer setting forth (A) in reasonable detail, the item or items disputed by the Sellers, (B) the amount of each such disputed item, (C) the basis for such dispute and (D) the date of the Notice of Dispute.

               (iii) The Buyer's Accountants and Arthur Andersen LLP, the Sellers' certified public accountants ("Sellers' Accountants" and, collectively with Buyer's Accountants, the "Accountants"), will promptly commence good faith negotiations to resolve the dispute.

               (iv) If the dispute has not been resolved by agreement of the Parties and the Accountants within thirty (30) days after the date of the Notice of Dispute, then, within ten (10) days thereafter, the Buyer and the Sellers shall jointly appoint a nationally recognized accounting firm ("Independent Accountants") to resolve the dispute.

               (v) The Independent Accountants shall make their determination as to the dispute within thirty (30) days after their appointment, and the determination of the Independent Accountants shall be final, binding and conclusive as between the Buyer and the Sellers.

               (vi) The fees and disbursements of the Accountants shall be borne by the respective Parties which retained them. The fees and disbursements of the Independent Accountants shall be shared equally by the Buyer and the Sellers.

     2.3 RIGHT OF SET-OFF. Either the Buyer or the Sellers, upon notice to the other Party, may withhold and set-off any amounts that Buyer or the Buyer Group may be entitled to under this Agreement (including pursuant to Section 7.3 below) against any amounts due under the Promissory Note. Neither the exercise of, nor the failure to exercise, rights under this Section 2.3 shall constitute an election of remedies, nor shall any such action or failure to act limit the Buyer or the Sellers in any manner in the enforcement of any other remedies that may be available to them.

     2.4 ACCEPTANCE OF CONSIDERATION. The Sellers accept, and hereby agree, that the payment of the Purchase Price and the assumption of the Assumed Liabilities, as provided for in this Article II, constitutes payment in full and is the sole consideration for the sale, transfer, conveyance, assignment and delivery of the Assets to the Buyer by the Sellers.

     2.5 CLOSING. Upon the terms and subject to the conditions contained in this Agreement, the closing of the transactions contemplated by this Agreement (the "Closing") will take place at the offices of Stoel Rives LLP, 201 S. Main Street, Suite 1100, Salt Lake City, Utah 84111, at 10:00 a.m. (local time) on the third Business Day following the date on which all of the conditions set forth in Article VI to each Party's obligations hereunder have been satisfied or waived; or at such other place or time or both as the Parties may agree in writing.

     2.6 DELIVERIES BY THE SELLERS. At the Closing, the Sellers shall deliver, or shall cause to be delivered (subject to the Permitted Encumbrances), the following to the Buyer:

          (a) A duly executed Bill of Sale and Assignment substantially in the form of Exhibit 2.6(a) attached hereto (the "Bill of Sale");

          (b) The duly executed Facility Lease, in a form satisfactory to the Buyer;

          (c) Duly executed instruments of assignment (collectively, the "Assignments") for any of the items included in the Assets (including any Assigned Agreements, Business Intellectual Property, Licensed Intellectual Property or other property leased by the Sellers included in the Assets) specified on Schedule 2.6(c), each in a form satisfactory to the Buyer;

          (d) Duly executed Termination Agreements, each in a form satisfactory to the Buyer;

          (e) The duly executed Printing Agreement and the duly executed Press Agreement, each in a form satisfactory to the Buyer;

          (f) The amounts, if any, to be paid to the Buyer by the Sellers in accordance with Sections 5.14 and/or 5.15(b) below;

          (g) Any other documents and instruments as are reasonably necessary to transfer to the Buyer good and marketable title to the Assets, each in a form satisfactory to the Buyer; and

          (h) The certificates, instruments and other documents to be delivered by the Sellers pursuant to this Agreement (including, without limitation, a certificate executed by each of the Sellers stating that, as of the Closing Date, (i) each of the representations and warranties of the Sellers set forth in this Agreement is accurate and complete in all respects, and (ii) each of the covenants and agreements in this Agreement to be performed by the each of the Sellers prior to the Closing have been performed (or have been waived by the Buyer in writing).

     2.7 DELIVERIES BY THE BUYER. At the Closing, the Buyer shall deliver, or shall cause to be delivered, the following to the Sellers:

          (a) The Closing Payment (by wire transfer of immediately available funds);

          (b) The Promissory Note;

          (c) The Security Agreement;

          (d) The MSB Guanatee; and

          (e) The certificates, instruments and other documents to be delivered by the Buyer pursuant to this Agreement (including, without limitation, a certificate executed by the Buyer stating that, as of the Closing Date, (i) each of the representations and warranties of the Buyer set forth in this Agreement are accurate and complete in all respects, and (ii) each of the covenants and agreements in this Agreement to be performed by the Buyer prior to the Closing have been performed (or have been waived by the Sellers in writing).

                                 ARTICLE III

                  REPRESENTATIONS AND WARRANTIES OF THE SELLERS
                  ---------------------------------------------

     Except as otherwise expressly set forth in the schedule to be delivered by the Sellers to the Buyer with respect to this Article III (the "Disclosure Schedule"), the Sellers jointly and severally represent and warrant to the Buyer as follows:

     3.1 ORGANIZATION, CORPORATE POWER AND QUALIFICATION. PPI is a corporation duly organized, validly existing and in good standing under the laws of the State of Utah. PPI has all requisite corporate power and authority to conduct the Commercial Business as it is currently being conducted and to own, lease and operate the Assets. PPI is duly qualified and/or licensed to do business as a foreign corporation in good standing under the laws of each jurisdiction in which the ownership of the Assets or the conduct of the Commercial Business requires such qualification or license.

     3.2 AUTHORIZATION, EXECUTION AND DELIVERY. Each of the Sellers has the full corporate power and authority to execute and deliver this Agreement and to consummate the transactions contemplated by this Agreement. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized and approved by the Board of Directors of each of the Sellers and, if required by applicable Law, the shareholder of PPI, and no other proceedings on the part of either of the Sellers are necessary to authorize this Agreement or to consummate the transactions contemplated by this Agreement. This Agreement has been duly and validly executed and delivered by each of the Sellers and constitutes a valid and binding agreement of each of the Sellers, enforceable against each of the Sellers in accordance with its terms, except as such enforcement may be subject to bankruptcy, insolvency, reorganization, fraudulent transfer, moratorium or other laws relating to creditors' rights generally.

     3.3 NO RELATED ENTITIES. Franklin Covey is the sole shareholder of PPI, and no other person owns or otherwise has any form of ownership interest in PPI. PPI does not control, and PPI does not have an interest in, either directly or indirectly, any entities, including, without limitation, any corporations, partnerships, joint ventures, limited liability companies, distributorships or franchises. None of the entities specified in Section 3.3 of the Disclosure Schedule and no other persons may claim an interest in the Assets or the Commercial Business. Neither of the Sellers has any obligation or agreement under any condition or contingency whatsoever to share the income from the Assets or the Commercial Business with any person or to make, accrue, or set aside any payment or amount measured in any way by any part or all of the revenue, cash flow or income from the Commercial Business.

     3.4 ASSETS. All properties and assets (real, personal and mixed, tangible and intangible) used in or necessary to the conduct of the Commercial Business are included in the Assets (except the Excluded Assets), and the Asset Schedule contains a true, complete and correct list of all of the material Assets. In addition, the following is true with respect to the Assets:

          (a) (i) The Sellers have good, valid and marketable title to the Assets, (ii) none of the Assets are subject to any Encumbrances (except for Permitted Encumbrances), (iii) upon consummation of the transactions contemplated by this Agreement, the Buyer will acquire, good, valid and marketable title to the Assets, free and clear of all Encumbrances (except for Permitted Encumbrances), and (iv) the Bill of Sale, deeds, endorsements, assignments and other instruments to be executed and delivered to the Buyer by the Sellers at the Closing will be valid and binding obligations of the Sellers enforceable in accordance with their terms, and will effectively vest in the Buyer good, valid and marketable title to the Assets.

          (b) Except for the Facility (which is subject to the lease between Franklin Development Corporation and the Buyer dated as of the Closing Date (the "Facility Lease")) and the storage area located in MSB's building adjacent to the Facility (which is subject to a lease between PPI and Tri-Cox LC), PPI, in the operation of the Commercial Business, does not own, lease or use any real property and none of the Assets constitutes real property (including, without limitation, land, buildings, improvements, structures, fixtures and easements).

          (c) (i) The Facility is structurally sound, with no material defects, and is in good operating condition and repair and is adequate for the uses to which it is being put, and (ii) the Facility is not in need of maintenance or repairs except for ordinary, routine maintenance and repairs which are not material in nature or cost.


          (d) There are no condemnation proceedings pending or, to the Sellers' Knowledge, threatened with respect to the Facility.

          (e) (i) To the Sellers' Knowledge, the use of the Facility in connection with the Commercial Business has been and is in compliance with all applicable Laws (including, without limitation, Environmental Laws), and (ii) neither of the Sellers has received any notification that the use or operation of the Facility is in violation of any applicable Law (including, without limitation, any Environmental Law).

          (f) Other than the Excluded Assets, the Asset Schedule sets forth (i) each material item of equipment used in the Commercial Business, whether owned or leased (collectively, the "Equipment"), (ii) for each item of Equipment not owned by the Sellers, a brief summary statement as to each lease or other agreement (collectively, the "Equipment Leases") indicating
     (A) the name of the record title owner or lessor, (B) the location of the item of Equipment, (C) the term of the Equipment Lease, and (D) the payment amount applicable to the Equipment Lease.

          (g) The Sellers have made available to the Buyer true, accurate and complete copies of the Equipment Leases, including all modifications and amendments thereof and supplements thereto. Except as terminated in accordance with Section 5.13, the Equipment Leases are fully assignable to the Buyer and, immediately after the Closing (including the assignment of such Equipment Leases), such Equipment Leases will be in full force and effect, and will constitute the legal, valid and binding obligations of each party thereto, enforceable in accordance with the terms thereof. To the Sellers' Knowledge, there exists no event of default, event, occurrence, condition or act which, with or without the giving of notice, the lapse of time or the happening of any further event or condition would constitute a material default under any of the Equipment Leases.

          (h) (i) The Equipment is structurally sound, with no known material defects, and is in good operating condition and repair and is adequate for the uses to which it is being put, and (ii) none of the Equipment is in need of maintenance or repairs except for ordinary, routine maintenance and repairs which are not material in nature or cost.

          (i) To the Sellers' Knowledge, (i) the use of the Equipment in connection with the Commercial Business has been and is in compliance with all applicable Laws, and (ii) the Sellers have not received notification that the use or operation of any of the Equipment has been or is in violation of any applicable Law.

          (j) Neither of the Sellers has received any written notice of, and to the Sellers' Knowledge, neither the Commercial Business nor the Assets are subject to, any special or general Tax assessment.

     3.5 PERMITS. To the Sellers' Knowledge, the Sellers own, hold or otherwise possess all permits, approvals, authorities, licenses, priorities, claims, franchises and other rights, of every kind, character or description, including, without limitation, all Environmental Permits, which are necessary to permit the conduct of the Commercial Business as it is currently conducted (collectively, "Permits").

     3.6 CONSENTS AND APPROVALS; NO VIOLATION. Neither the execution and delivery of this Agreement by the Sellers, nor the consummation by the Sellers of the transactions contemplated by this Agreement, nor the compliance by the Sellers with any of the provisions of this Agreement, will

          (a) conflict with or result in any breach of any provision of the charter documents of PPI,

          (b) require the making or obtaining of any notification, filing or Permit (including, without limitation, notifications under the WARN Act),

          (c) result in a material default (or give rise to any right of termination, cancellation or acceleration) under any of the terms, conditions or provisions of any material note, bond, mortgage, indenture, license, agreement, lease or other instrument or obligation to which either of the Sellers is a party or by which any Assets may be bound, except for such defaults (or rights of termination, cancellation or acceleration) as to which requisite waivers or consents have been obtained,

          (d) violate any Law, order, writ, injunction or decree applicable to either of the Sellers or any of their respective assets, or

          (e) require the consent of any person (i) in order to transfer any license, lease, contract or other agreement which is intended to be included in the Assets, or (ii) in order for the Buyer to operate the Assets and the Commercial Business after the Closing in substantially the same manner as the Sellers operated the Assets and the Commercial Business prior to the Closing.

     3.7 FINANCIAL STATEMENTS. The Financial Statements have been made available to the Buyer. The Financial Statements present fairly the financial position of PPI as of their respective dates for the respective periods then ended, and the Financial Statements have been prepared in conformity with GAAP (applied on a consistent basis). At the Closing, all of the books and records relating to the Commercial Business will be in possession of PPI and PPI will maintain such books and records for a period of not less than three (3) years.

     3.8 ABSENCE OF CERTAIN CHANGES OR EVENTS. Since the date of the Pricing Balance Sheet there has not been any of the following:

          (a) any condition, event, occurrence, fact, change or effect which, individually or in the aggregate, has had or could reasonably be expected to have a material adverse effect on the Assets or the operations, financial condition or prospects of the Commercial Business (a "Material Adverse Effect");

          (b) any damage, destruction or casualty loss, whether covered by insurance or not, to the Assets or the Commercial Business;

          (c) any entry into any material agreement, commitment or transaction with respect to the Commercial Business, except agreements, commitments or transactions entered into in the ordinary course of business consistent with past practice;

          (d) any change by PPI in accounting methods, principles or practices;

          (e) the subjection of any of the Assets to any Encumbrance;

          (f) any transfer or other  disposition of any operating  assets of the
     Commercial   Business  except  in  the  ordinary  course  of  business  and consistent with past practice;

          (g) any grant of or increase in the compensation, or in the rates for determining fees or commissions, paid by the Sellers to any officer, employee, agent or broker (including, without limitation, any such increase pursuant to any Company Plan);

          (h) any payment, discharge or satisfaction of any claim, debt, demand, loss, damage, cost (including attorney's fees), charge, expense, Liability, action or cause of action, whether absolute, accrued, contingent or otherwise (collectively, "Claims") relating to the Commercial Business other than the payment, discharge or satisfaction of (i) Liabilities reflected or reserved against in the Pricing Balance Sheet, or (ii) incurred in the ordinary course of the Commercial Business and consistent with past practice;

          (i) any cancellation of any debts of the Sellers or the Commercial Business;


          (j)  any  disposition  of or  lapse  of any  rights  to  any  Business
     Intellectual Property, or the disclosure to any person other than representatives of the Buyer of any Business Intellectual Property, other than in the ordinary course of business, or any termination of or default with respect to any Licensed Intellectual Property;

          (k) any agreement, whether in writing or otherwise, to take any action described in clauses (a) through (j) of this Section 3.8.

     3.9 CUSTOMERS.

          (a) Neither of the Sellers has notice that any customer of the Commercial Business intends to cancel or otherwise modify its relationship with the Commercial Business or to decrease materially or limit usage of the services of the Commercial Business.

          (b) The acquisition of the Assets by the Buyer will not, to the Sellers' Knowledge, adversely affect the relationship of the Commercial Business with any customer of the Commercial Business.

     3.10 MATERIAL AGREEMENTS. Section 3.10 of the Disclosure Schedule contains a true, complete and correct listing (specifying the title of, the date of and the parties thereto) of each agreement, contract, obligation, promise or undertaking (whether written or oral and whether express or implied) that is legally binding upon PPI, which relates to the operation of the Commercial Business, and which (a) provides for payments by PPI of more than $50,000, (b) continues for a period of more than 12 months, (c) involves payments for products or services of the Commercial Business of more than $50,000, (d) to the Sellers' Knowledge, will result in any loss to the Commercial Business upon completion or performance, (e) to the Sellers' Knowledge, is in excess of normal, ordinary or usual requirements or is at an excessive price, or (f) is with officers, employees, agents, consultants, advisors, sales representatives, franchisees, distributors or dealers of the Sellers (collectively, "Material Agreements"). Currently and immediately after the Closing, each Material Agreement (i) constitutes the legal, valid and binding obligations of each party thereto, (ii) is enforceable in accordance with the terms thereof, and (iii) is not subject to any event of default, event, occurrence, condition or act which, with or without the giving of notice, the lapse of time or the happening of any further event or condition would constitute a breach thereof or a default thereunder. Neither of the Sellers has entered into any agreement which would restrict the Commercial Business from competing or operating anywhere in the world.

     3.11 LITIGATION. (a) There is no action, suit, inquiry, proceeding or investigation pending or, to the Sellers' Knowledge, threatened against either of the Sellers (i) that relates in any way to the Assets or the Commercial Business (including, without limitation, any efforts by the Sellers to sell the Assets or the Commercial Business) or (ii) which seeks to enjoin or which relates to this Agreement or the transactions contemplated by this Agreement,
(b) neither of the Sellers has received notice that such Seller is subject to any judgment, order or decree entered in any lawsuit or proceeding that relates in any way to the Assets or the Commercial Business where the loss contingency could exceed $10,000 individually or $25,000 in the aggregate.

     3.12 EMPLOYEE BENEFIT PLANS.

          (a) Section 3.12(a) of the Disclosure Schedule lists each Company Plan, and the Sellers have made available to the Buyer true and correct copies of (i) each Company Plan, (ii) all contracts relating to each Company Plan, or to the funding thereof, including, without limitation, all trust agreements, insurance contracts, administration contracts, investment management agreements, subscription and participation agreements, and record keeping agreements, and (iii) the most recent annual report, actuarial report, accountant's opinion of each Company Plan's financial statements, summary plan description and Service determination letter, each as in effect on the date of this Agreement.

          (b) There are no Company Plans which are not evidenced by written documents.

          (c) There have been no adverse changes in the financial condition of any Company Plan from the financial condition stated in the annual reports and actuarial reports provided to the Buyer.

          (d) Neither the Sellers nor any ERISA Affiliate (i) has made any contributions to, (ii) has ever been under the control of an entity which contributed to, or (iii) has ever been under common control with an employer that contributed to a "multiemployer plan" (as defined in Sections 3(37) of ERISA or 4001(a)(3) of the Code).

          (e) No Company Plan is subject to Title IV of ERISA or Section 312 of the Code. Neither PPI nor any entity required to be treated with PPI as a single employer under Section 414(b), (c), or (m) of the Code has any unsatisfied liability under Title IV of ERISA or Chapter 43 of the Code. No event has occurred with respect to any Company Plan that could result in the imposition of a lien on any of the Assets under ERISA, the Code or any other applicable law.

          (f) To the Sellers' Knowledge, (i) each Company Plan complies and has been administered in form and in operation in conformity with all applicable requirements of law, (ii) no event has occurred which will or could cause any Company Plan to fail to comply with such requirements, and
     (iii) no notice has been issued by any Governmental Authority questioning or challenging such compliance.

          (g) All contributions to each Company Plan for all periods ending prior to the Closing Date (including periods from the first day of the current plan year to the date immediately preceding the Closing Date) will be made prior to the Closing Date by the Sellers in accordance with past practice and the recommended contribution in any applicable actuarial report.

          (h) (i) Neither of the Sellers has any unfunded liabilities with respect to any Company Plan, (ii) the fair market value of the assets of each funded Company Plan, the liability of each insurer for any Company
     Plan funded through insurance or the book reserve established for any Company Plan, together with any accrued contributions, is sufficient to procure or provide for the accrued benefit obligations, as of the Closing, with respect to all current and former participants in such Company Plan according to the actuarial assumptions and valuations most recently used to determine employer contributions to such Company Plan, and (iii) no transaction contemplated by this Agreement shall cause such assets or insurance obligations to be less than such benefit obligations.

          (i) No Claims (other than routine Claims for benefits) are pending or, to the Sellers' Knowledge, threatened with respect to any Company Plan or the assets thereof, any employer therein who is participating (or who has participated) therein, or any fiduciary thereof, and no facts exist which could give rise to any such Claims (other than routine Claims for benefits).

          (j) None of the Company Plans obligates any person to pay separation, severance, termination or similar benefits solely as a result of any transaction contemplated by this Agreement.

     3.13 EMPLOYMENT AND LABOR MATTERS.

          (a) Section 3.13(a) of the Disclosure Schedule contains a true, accurate and complete list of each Employee, agent or broker of or for the Commercial Business and the salary, wages, commissions or fees paid to each such person by PPI.

          (b) (i) PPI has neither entered into, nor is bound by, any collective bargaining agreements or similar agreements with any labor organization, nor has it agreed to any work rules or practices with any labor organization or employee association and, to the Sellers' Knowledge, no union claims to represent any of the Employees; (ii) there are no written personnel policies, rules or procedures of either of the Sellers applicable to the Employees that will have any binding effect on the Buyer; (iii) to the Sellers' Knowledge, there is no labor strike, dispute, slowdown or work stoppage or lockout actually pending or threatened against or affecting the Commercial Business and, during the past two (2) years, there has not been any such action; (iv) to the Sellers' Knowledge, (A) no union organizational campaign is in progress with respect to the Employees, and
     (B) no question concerning  representation exists respecting the Employees;
     (v) to the Sellers' Knowledge, each of the Sellers is in compliance with all applicable laws relating to employment and employment practices, terms and conditions of employment, wages and hours, and occupational safety and health and is not engaged in any unfair labor practice; (vi) there is no unfair labor practice, charge or complaint against the Sellers or the Commercial Business, pending or, to the Sellers' Knowledge, threatened before the National Labor Relations Board or any similar Governmental Authority; (vii) there are no grievances or arbitration proceedings pending against the Sellers or the Commercial Business, and, to the Sellers' Knowledge, no Claims therefor exist or are threatened; (viii) to the Sellers' Knowledge, no charges with respect to or relating to the Commercial Business are pending before the Equal Employment Opportunity Commission or any other Governmental Authority responsible for the prevention of unlawful employment practices; (ix) to the Sellers' Knowledge, neither the Sellers nor the Commercial Business has received notice of the intent of any Governmental Authority responsible for the enforcement of labor or employment laws to conduct an investigation with respect to or relating to the Commercial Business and no such investigation is in progress; and (x) to the Sellers' Knowledge, all of the Employees have been hired in compliance with the Immigration Reform and Control Act of 1986.

     3.14 INTELLECTUAL PROPERTY. The Asset Schedule contains an accurate and complete list of (i) all Business Intellectual Property and (ii) all Licensed Intellectual Property. The Sellers have the following rights with respect to Intellectual Property:

          (a) To the Sellers' Knowledge, (i) neither the Business Intellectual Property nor the use thereof by the Sellers, nor any other past, current or proposed conduct of the Commercial Business, does or will infringe or conflict with, or constitute a misappropriation of, any Intellectual Property or other proprietary right of any other person; (ii) neither the Licensed Intellectual Property nor the Sellers' use thereof or past, current or proposed conduct of the Commercial Business thereunder does or will infringe or conflict with, or constitute a misappropriation of, any Intellectual Property or other proprietary right of any other person; (iii) no Intellectual Property of any person, nor any use by any person of any Intellectual Property, nor any conduct by any person of its business, does or will infringe or conflict with, or constitute a misappropriation of, any Business Intellectual Property or any Licensed Intellectual Property (or any other proprietary right of the Sellers which relates to the Commercial Business); (iv) there is no pending or threatened (x) Claim contesting the Seller's right to use any Business Intellectual Property or any Licensed Intellectual Property or alleging that any past, present or proposed conduct of the Commercial Business is an infringement or misappropriation of any Intellectual Property of any person, (y) Claim alleging a royalty or other interest in the Commercial Business Intellectual Property or the Licensed Intellectual Property, or (z) other Claim of infringement or misappropriation or other adverse Claim with respect to any Business Intellectual Property or any Licensed Intellectual Property or any past, present or proposed conduct of the Commercial Business; (v) neither of the Sellers has received notice of, and the Sellers do not know of any valid grounds for, any Claim of a type described in clause (iv) above; and (vi) no agreement or license with respect to Licensed Intellectual Property is in default or the subject of any notice of termination.

          (b) (i) The Sellers have not disclosed any trade secrets included among the Business Intellectual Property to any person without obtaining an agreement obligating the recipient to maintain the confidentiality thereof, and the Sellers have taken reasonable security measures to protect the confidentiality and value of its trade secrets; (ii) the Sellers have not disposed of or conveyed any interest in or granted any license to any Business Intellectual Property or otherwise subjected any Business Intellectual Property to any Encumbrance; (iii) title to all patents, copyright registrations, and trademark and service mark registrations (and all applications therefor) is recorded with all appropriate Governmental Authorities in the name of PPI; (iv) to the Sellers' Knowledge, all of the Business Intellectual Property and the Licensed Intellectual Property is valid and enforceable; and (v) to the Sellers' Knowledge, the Sellers own or possess, and immediately after the Closing the Buyer will own or possess, adequate rights in and to all Intellectual Property necessary to continue conducting the Commercial Business as it is currently conducted and as proposed to be conducted.

     3.15 BROKERS AND FINDERS. Neither of the Sellers, nor any of their officers, directors or employees has employed any broker or finder or incurred any liability for any brokerage fees, commissions or finders' fees in connection with the transactions contemplated by this Agreement.

     3.16 TAXES.

          (a) Each of the Sellers and the Affiliated Group, within the time and in the manner prescribed by law, have (i) duly filed with the appropriate Governmental Authorities all Tax Returns required to be filed by or with respect to the Sellers or with respect to or attributable to the Commercial Business or the Assets pursuant to any applicable Laws, and all such Tax Returns are true, correct and complete in all material respects, (ii) timely paid in full or made adequate provision for all Taxes shown to be due on such Tax Returns or otherwise due and payable with respect to the Sellers, the Commercial Business or the Assets for the periods through the

     Closing Date, and (iii) complied in all material respects with all applicable Laws relating to the withholding of Taxes and the payment of withheld Taxes.

          (b) (i) The Tax Returns referred to in Section 3.16(a) above are not currently the subject of any audit or other proceeding by any Governmental Authority; and (ii) there are no outstanding waivers or comparable consents or extensions given by either Seller or any member of the Affiliated Group regarding the application of the statute of limitations with respect to such Tax Returns.

          (c) There are no liens for Taxes upon the Assets except for liens for Taxes not yet due.

          (d) (i) Neither of the Sellers nor any member of the Affiliated Group has received any notice of deficiency or assessment from any Governmental Authority with respect to any liability for Taxes with respect to the Commercial Business or the Assets, which liability has not been fully paid or finally settled; and (ii) no administrative, judicial or other proceeding is presently pending with respect to any Taxes or Tax Returns with respect to the Commercial Business or the Assets.

          (e) Neither of the Sellers is a party to any written agreement providing for the allocation or sharing of Taxes which relate to the Assets or the Commercial Business, and neither Seller has any Liability under any such agreement.

     3.17 ENVIRONMENTAL MATTERS.

          (a) To the Sellers' Knowledge, (i) each of the Sellers has been and is in full compliance with all applicable Environmental Laws, (ii) neither of the Sellers has received any Environmental Notice, (iii) to the Sellers' Knowledge, there are no circumstances that may prevent or interfere with such full compliance, or give rise to an Environmental Notice, and (iv) to the Sellers' Knowledge, there are no past or present actions, activities, circumstances, conditions, events or incidents (including, without limitation, the release, emission, discharge or disposal of any material) that has formed or could form the basis of any Environmental Notice against or with respect to the Sellers or the Commercial Business, or, to the Sellers' Knowledge, against any person or entity whose Liability for any Environmental Notice has been assumed by or could be imputed or attributed to the Sellers or the Commercial Business.

          (b) Neither of the Sellers has ever held or been required to hold any permit or interim status under the Federal Resource Conservation and Recovery Act or any similar state law. To the Sellers' Knowledge, each of the Sellers holds all Environmental Permits that are required for the ownership and operation of the Commercial Business as it is currently conducted.

          (c) Neither of the Sellers has been notified by any Governmental Authority (and neither of the Sellers has any basis for believing) that any

     Environmental Permit may be modified, suspended or revoked, or that any Environmental Permit cannot be renewed by, transferred to, or obtained in the name of, the Buyer in the ordinary course of business. The Sellers have made available to the Buyer true and correct copies of all Environmental Permits held by or for the Commercial Business.

          (d) The Sellers have disclosed and made available to the Buyer all information, including, without limitation, all studies, analyses and test results, in the possession, custody or control of or otherwise known to either of the Sellers relating to (i) the Seller's compliance with Environmental Laws, (ii) the environmental conditions on, under or about the Facility or any other properties or assets owned, leased, operated or used in the Commercial Business at the present time or in the past, and
     (iii) any hazardous, toxic or dangerous substances used, managed, handled, transported, treated, generated, stored or released by the Sellers or any other person on, under, about or from the Facility or otherwise in connection with the use or operation of the Commercial Business.

          (e) To the Sellers' Knowledge, all underground storage tanks that are or have been located on property owned, operated or used by, or that are or were at any time owned, operated or used by, the Commercial Business are identified (including with respect to size, capacity, date of manufacture, state registration number and status, and date and results of the most recent tightness test) in Section 3.17(e) of the Disclosure Schedule.

          (f) To the Sellers' Knowledge, (i) there is no asbestos contained in or forming part of any building, building compartment, structure, equipment or office space owned, operated or leased by PPI for the use of the Commercial Business, and (ii) no polychlorinated biphenyls (PCB's) are used or stored on any property owned or leased by the Sellers for the use of the Commercial Business.

          (g) To the Sellers' Knowledge, all locations currently or formerly owned, operated or leased by the Sellers for the use of the Commercial Business at which any hazardous substances are or were generated, used, owned, controlled disposed of or released are identified in Section 3.17(g) of the Disclosure Schedule.

     3.18 COMPLIANCE WITH LAW. To the Sellers' Knowledge, the Commercial Business has been and is being conducted in accordance with all applicable Laws and other requirements of all Governmental Authorities, including, without limitation, the Environmental Laws. With respect to the Commercial Business, none of the Sellers, or any director, officer, employee, representative, agent or Affiliate of the Sellers, or to the Sellers' Knowledge, any other person acting on behalf of the Sellers, has directly or indirectly (a) made any contribution, gift, bribe, rebate, payoff, influence payment, kickback or other payment to any person, public or private, regardless of form (whether in money, property or services) (i) to obtain favorable treatment in securing business,
(ii) to pay for favorable treatment for business secured, (iii) to obtain special concessions or for special concessions already obtained, or (iv) in violation of any applicable Law, or (b) established or maintained any fund or assets that have not been recorded in the books and records of such Seller.

     3.19 INSURANCE.

          (a) Section 3.19 of the Disclosure Schedule is a complete and accurate list of all primary, excess and umbrella policies, bonds, and other forms of insurance owned or held by or on behalf of and/or providing insurance coverage to the Commercial Business for the last five (5) years, including the following information for each such policy: (i) type(s) of insurance coverage provided, (ii) name of insurer, (iii) effective dates, (iv) policy number, (v) per occurrence and annual aggregate deductibles or self-insured retentions, (vi) per occurrence and annual aggregate limits of liability, and (vii) the extent, if any, to which the limits of liability have been invaded or exhausted.

          (b) All current policies set forth on Section 3.19 of the Disclosure Schedule are in full force and effect, and with respect to all policies, all premiums currently payable or previously due and payable with respect to all periods up to and including the date of Closing have been paid, and no notice of cancellation or termination has been received with respect to any such policy.

          (c) To the  Sellers'  Knowledge,  all  current  policies  set forth on
     Section 3.19 of the Disclosure Schedule (i) are sufficient for compliance with all requirements of law and of all agreements to which any Seller is a party, (ii) are valid, outstanding, collectible and enforceable policies,
     (iii) provide adequate insurance coverage for the Commercial Business, (iv) will remain in full force and effect through the respective dates set forth on Section 3.19 of the Disclosure Schedule without the payment of additional premiums.

          (d) None of the policies set forth on Section 3.19 of the Disclosure Schedule contains a provision that would permit the termination, limitation, lapse, exclusion or change in the terms of coverage (including, without limitation, a change in the limits of liability) by reason of consummation of the transactions contemplated by this Agreement.

     3.20 YEAR 2000 COMPLIANCE. (a) All data processing systems, other computers and computer systems and software owned, used or relied upon by the Commercial Business (the "Computing Systems") (i) will be usable prior to, during and after the calendar year 2000 A.D., and (ii) will operate during each such time period without error relating to date data, specifically including any error relating to, or the product of, date data which represents or references different centuries or more than one century, and (b) the Computing Systems will use, manage and manipulate data involving dates, including but not limited to single century formulas and multi-century formulas, and will not generate incorrect values or invalid results involving such dates.

     3.21 DISCLOSURE. No representations or warranties made by the Sellers in this Agreement or any statement contained in any document, certificate or other writing furnished or to be furnished by the Sellers to the Buyer or any of its representatives pursuant to the provisions hereof or in connection with the transactions contemplated hereby (including, without limitation, the Schedules to this Agreement) contains or will contain any untrue statement of any material fact or omits or will omit to state any material fact necessary to make statements herein or therein, in light of the circumstances under which they were made, not misleading.


                                   ARTICLE IV

                    REPRESENTATIONS AND WARRANTIES OF THE BUYER
                    -------------------------------------------

     The Buyer hereby represents and warrants to the Sellers as follows:

     4.1 ORGANIZATION AND CORPORATE POWER. The Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of Utah. The Buyer has all requisite corporate power and authority to conduct its business as it is currently being conducted and to own, lease and operate the assets and properties it now owns, leases and operates.

     4.2 AUTHORIZATION, EXECUTION AND DELIVERY. The Buyer has full corporate power and authority to enter into this Agreement and to carry out the transactions contemplated by this Agreement. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by the Board of Directors of the Buyer and no other proceedings on the part of the Buyer are necessary to authorize this Agreement or the consummation of the transactions contemplated by this Agreement. This Agreement has been duly and validly executed and delivered by the Buyer and is a valid and binding agreement of the Buyer, enforceable against the Buyer in accordance with its terms, except that such enforcement may be subject to bankruptcy, insolvency, reorganization, fraudulent transfer, moratorium or other laws now or hereafter in effect relating to creditors' rights generally.

     4.3 CONSENTS AND APPROVALS; NO VIOLATION. Except for such defaults or violations which, if they occur, would not in the aggregate interfere with the Buyer's consummation of the transactions contemplated by this Agreement, neither the execution and delivery of this Agreement by the Buyer nor the consummation by the Buyer of the transactions contemplated hereby nor compliance by the Buyer with any of the provisions hereof will (i) conflict with or result in any breach of any provision of the Articles of Incorporation or the Bylaws of the Buyer,
(ii) require any filing with, or the obtaining of any permit, authorization, consent or approval of, any person or any Governmental Authority, (iii) result in a default (or give rise to any right of termination, cancellation or acceleration) under any of the terms, conditions or provisions of any note, bond, mortgage, indenture, license, agreement, lease or other instrument or obligation to which the Buyer is a party or by which the Buyer or any of its properties or assets may be bound, or (iv) violate any order, writ, injunction, decree or Laws applicable to the Buyer or any of its properties or assets.

     4.4 BROKERS AND FINDERS. Except for the payment of fees to R.H. Rosen Associates, Inc. (for which the Buyer has made provision), neither the Buyer nor any of its officers, directors or employees has employed any broker or finder or incurred any liability for any brokerage fees, commissions or finders' fees in connection with the transactions contemplated by this Agreement.

     4.5 ABILITY TO CONDUCT BUSINESS. (a) The Buyer has, and after the Closing it will have, sufficient expertise and experience to operate its business in a commercially reasonable manner, and (b) the Buyer has the necessary financial resources to perform all of its monetary and other obligations under this Agreement.

     4.6 DISCLOSURE. No representations or warranties made by the Buyer in this Agreement or any statement contained in any document, certificate or other writing furnished or to be furnished by the Buyer to the Sellers or any of its representatives pursuant to the provisions hereof or in connection with the transactions contemplated hereby contains or will contain any untrue statement of any material fact or omits or will omit to state any material fact necessary to make statements herein or therein, in light of the circumstances under which they were made, not misleading.

                                    ARTICLE V

                            COVENANTS OF THE PARTIES
                            ------------------------

     5.1 CONDUCT OF BUSINESS. Except as contemplated by this Agreement, during the Pre-Closing Period the Sellers will conduct the Commercial Business in accordance with its ordinary and usual course of business consistent with past practices. Without limiting the generality of the foregoing and except as otherwise expressly provided in this Agreement, during the Pre-Closing Period, neither of the Sellers will permit the other Seller or the Commercial Business, without the prior written consent of the Buyer (which consent shall not be unreasonably withheld or delayed), to do any of the following:

          (a) (i) create, incur or assume any long-term debt (including obligations in respect of capital leases), or (ii) assume, guarantee, endorse or otherwise become liable or responsible (whether directly, contingently or otherwise) for the obligations of any other person, other than in the ordinary course of business, consistent with past practice and in an amount not to exceed $10,000 in the aggregate;

          (b) (i) declare, set aside or pay any dividend or other distribution in property in respect of the capital stock of PPI; (ii) redeem or otherwise acquire any capital stock of PPI; or (iii) make any payment to either Seller or any of their Affiliates (including, without limitation, any bonuses), except payments of salaries in respect of services rendered in the ordinary course of business and consistent with past practice;

          (c) (i) increase in any manner the rate or terms of compensation of any directors, officers or employees; or (ii) pay or agree to pay any bonus, pension, retirement allowance or other employee benefit not required by any Company Plan to any such director, officer or employee, whether past or present;

          (d) except in the ordinary course of business, consistent with past practice, and in an amount not to exceed $10,000 in the aggregate, (i) sell, transfer or otherwise dispose of, or agree to sell, transfer or otherwise dispose of, any Assets, or (ii) mortgage or encumber any Assets;

          (e) enter into any material agreements, commitments or contracts, except agreements, commitments or contracts made in the ordinary course of business, consistent with past practice and in an amount not to exceed $25,000 individually or $50,000 in the aggregate;

          (f) enter into any transaction with Franklin Covey or any Affiliate of Franklin Covey upon terms other than at fair market value;

          (g) make or commit to make any capital expenditures or expenditures with respect to operating leases, other than (i) as disclosed in writing to the Buyer, or (ii) expenditures of $1,000 or less per item and $5,000 or less in the aggregate; or

          (h) dispose of or permit any Business Intellectual Property to lapse, or disclose any Business Intellectual Property to any person other than representatives of the Buyer, other than in the ordinary course of business, or terminate or permit a default under any Licensed Intellectual Property.

     5.2 ACCESS TO INFORMATION. During the Pre-Closing Period, the Sellers agree
(i) to give the Buyer and its authorized representatives complete access to all books, records, offices and other facilities and properties of PPI and/or the Commercial Business, (ii) to permit the Buyer to make such inspections thereof as the Buyer may request, and (iii) to cause their officers, agents and representatives to furnish the Buyer with such financial and operating data and other information with respect to the Commercial Business and the Assets as the Buyer may from time to time request; provided however, that any such access shall be conducted in such a manner as not to interfere unreasonably with (A) the operation of the Commercial Business, or (B) PPI. The Sellers will authorize the Sellers' Accountants to make available to the Buyer their work papers which relate to PPI and/or the Commercial Business.

     5.3 EXPENSES. Whether or not the transactions contemplated hereby are consummated, all costs and expenses incurred in connection with this Agreement and the transactions contemplated by this Agreement (a) incurred by or relating to either of the Sellers shall be paid by the Sellers, and (b) incurred by or relating to the Buyer shall be paid by the Buyer.

     5.4 CONSENTS. Each of the Parties shall use its best efforts to obtain at the earliest practicable date and prior to the Closing all consents, waivers and approvals of Governmental Authorities and other persons contemplated in connection with the consummation of the transactions contemplated by this Agreement (including without limitation all consents to the assignment of the Assigned Agreements) and shall provide to the other Parties copies of each such consent promptly after each such consent is obtained.

     5.5 FURTHER ASSURANCES. Subject to the terms and conditions provided in this Agreement, each of the Parties agrees to use reasonable commercial efforts to take, or cause to be taken, all action and to do, or cause to be done, all things necessary, proper or advisable under applicable Laws, or to remove any injunctions or other impediments or delays, legal or otherwise, to consummate and make effective the transactions contemplated by this Agreement.

     5.6 ENVIRONMENT. The Sellers shall have the following obligations with respect to environmental matters:

          (a) During the Pre-Closing Period, the Sellers shall fully and finally resolve any and all Claims by any Governmental Authority relating to any actual or alleged noncompliance with Environmental Laws (if any). Notwithstanding the foregoing, the Sellers shall not obtain any Environmental Permit or enter into or be subject to any order, decree, judgment, agreement or requirement which would limit or interfere with the operation of the Commercial Business as it is currently conducted without obtaining the written consent thereto from the Buyer.

          (b) At any time, whether before or after the Closing, Sellers shall cooperate fully with and assist the Buyer in connection with:

               (i) Any litigation or preparation for possible litigation against any third party relating to environmental conditions affecting the Commercial Business that may have existed prior to the Closing.

               (ii) Any transfer, renewal or reissuance of Environmental Permits required in connection with the transactions contemplated by this Agreement and necessary for the operation of the Commercial Business as it is currently conducted.

     5.7  TAXES. With regard to Taxes,  the Buyer and Sellers  agree as follows:

          (a) The Sellers shall be responsible for any sales, use, transfer, ad valorem and other similar transfer taxes (collectively "Transfer Taxes"), arising out of or incurred in connection with the transactions contemplated by this Agreement. The party which has the primary responsibility under applicable Law for the payment of any particular Transfer Tax shall prepare and file the relevant Tax Return, pay the Transfer Taxes shown on such Tax Return, and, if the other Party is required to pay such Transfer Tax pursuant to the preceding sentence, notify the other Party in writing of the Transfer Taxes shown on such Tax Return and how such Transfer Taxes were calculated, and the other Party shall reimburse the Party for the amount of such Transfer Tax in immediately available funds within ten (10) days of receipt of such notice.

          (b) The fair market values of the Assets and any other assets conveyed to or benefits conferred upon the Buyer pursuant to this Agreement shall be determined in good faith by the Buyer (subject to the consent of the Sellers, which consent shall not be unreasonably withheld). The aggregate amount of the Purchase Price and the Assumed Liabilities shall be allocated among the Assets and such other assets and benefits in accordance with
     Section 1060 of the Code based on such fair market values. The Sellers and the Buyer agree that they will adopt and utilize the amounts allocated to each Asset and such other assets and benefits for purposes of all Tax Returns filed by them and that they will not voluntarily take any position inconsistent therewith. Each Party agrees (i) to prepare and timely file all forms required by the Service or any other Governmental Authority, including, without limitation, IRS Form 8594, (ii) to cooperate with the other Parties in the preparation of such forms, and (iii) to furnish the other Parties with a copy of such forms prepared in draft, within a reasonable period before the filing due date thereof.

          (c) The Buyer and the Sellers shall provide the requesting Party with such assistance and documents, without charge, as may be reasonably requested by such Party in connection with the preparation of any Tax Return, the conduct of any audit or other examination or other proceeding and all other Tax matters. Such cooperation and assistance shall be provided to the requesting Party promptly upon its request and shall include the making available of employees during normal business hours to the requesting Party. The Buyer and the Sellers shall retain all Tax Returns, schedules and workpapers and all material records and other documents relating thereto, until the expiration of the statute of limitations of the taxable periods to which such documents relate.

     5.8  EMPLOYEE BENEFIT MATTERS.

          (a) The Buyer shall not have, under any circumstances, any Liability for any benefits (including, without limitation, for salary, vacation pay, severance or under any Company Plan) that may be payable under any plan, policy or Law to any current or former employee of PPI as a result of such employee's termination of employment with PPI arising on or prior to the Closing Date or as a result of any transaction contemplated by this Agreement.

          (b) PPI shall pay (as they become due and in accordance with the terms of the applicable plans or programs of PPI), to each Hired Employee all accrued or deferred compensation and all types of benefits applicable to the Hired Employees, including all benefits under Company Plans. The obligations to pay all benefits, including pension, retirement, health, dental, life, accidental death and disability, and related benefits, which are payable to a current or former employee of PPI under the Company Plans and, in the case of Hired Employees, which arise or are based on events that occurred on or prior to the Closing Date (whether or not Claims for such benefits are submitted on or prior to the Closing Date), shall remain the responsibility of PPI whether or not the claiming employee is employed by the Buyer. The Buyer shall be responsible for all benefits that are payable to Hired Employees hired by and that commence employment with the Buyer under the terms of the Buyer's benefit plans and that arise or are based on events that occur after the Closing Date. For purposes of this
     Section 5.8(b), "event' shall mean the item that is the subject matter of the Claim (i.e. medical services, layoff, etc.) but not the condition or injury leading to the filing of the Claim. The Buyer shall not assume and shall not be responsible for any Liability in respect to any benefits that are payable at any time to or in respect of current or former employees of PPI not employed by the Buyer after the Closing Date.

          (c) PPI shall provide continuation coverage for purposes of Part 6 of Title I of ERISA to its former employees, including former employees who are Hired Employees, to the extent such former employees are entitled to such coverage under the provisions of Part 6 of Title I of ERISA.

          (d) PPI shall take all of the actions which are necessary to cause that each Hired Employee that participated as an employee of PPI in PPI's qualified 401(k) profit sharing plans (the "PPI 401(k) Plans"), so long as such Hired Employee shall be an employee of the Buyer, after the Closing shall receive credit for service to the Buyer for the purposes of determining vesting and eligibility for retirement under the PPI 401(k) Plans.

     5.9 EMPLOYEES. With respect to Employees, the Buyer and the Sellers shall have the following rights and obligations:

          (a) Contemporaneous with execution of this Agreement, the Sellers shall provide the Buyer with a list of the Employees, stating each such Employee's job title and salary or wages.

          (b) The Buyer is not and shall not be obligated to hire any Employee, but may interview any or all Employees. At least five (5) days before the Closing Date, the Buyer shall provide the Sellers with a list of Employees to whom the Buyer has made an offer of employment and who have accepted the Buyer's offer of employment, to be effective immediately after the Closing (the "Hired Employees").

          (c) Subject to applicable Law, the Sellers shall provide the Buyer with reasonable access (upon reasonable prior notice during normal business hours) to the personnel records (including performance appraisals, disciplinary actions, grievances, and medical records) of PPI for the purpose of preparing for and conducting employment interviews with Employees, and the Buyer shall conduct such interviews as expeditiously as is reasonably practicable.

          (d) Effective as of the Closing, PPI shall terminate the employment of all Hired Employees. PPI shall be responsible for (i) the payment of all salaries, wages, benefits and other remuneration due to its employees (including Hired Employees) with respect to their services as employees of PPI, (ii) the payment of any termination or severance payments due to Hired Employees, and (iii) any and all payments to its employees (including Hired Employees) required under the WARN Act (if any).

          (e) During the Pre-Closing Period, neither of the Sellers shall solicit the employment of any Employee unless and until the Buyer has informed the Sellers in writing that the particular Employee will not receive any employment offer from the Buyer or that the Employee has rejected one more employment offers and will not receive any other employment offers from the Buyer. The Buyer shall so inform the Sellers within five (5) business days after such information about the particular Employee is known to the Buyer.

          (f) The Parties understand and agree that (i) the Buyer's expressed intention to extend offers of employment as set forth in this Section shall not constitute any commitment, contract or understanding (expressed or implied) of any obligation on the part of the Buyer to a post-Closing employment relationship of any fixed term or duration or upon any terms or conditions other than those that the Buyer may establish pursuant to individual offers of employment, and (ii) employment offered by the Buyer is "at will" and may be terminated by the Buyer or by an employee at any time for any reason (subject to any written commitments to the contrary made by the Buyer or an employee and applicable Laws governing employment). Nothing in this Agreement shall be deemed to prevent or restrict in any way the right of the Buyer to terminate, reassign, promote or demote any of the Hired Employees after the Closing, or to change adversely or favorably the title, powers, duties, responsibilities, functions, locations, salaries, other compensation or terms or conditions of employment of such employees.

          (g) The Sellers and the Buyer shall give any notices required by Law and take any other action that may be necessary or advisable with respect to the plans, programs and policies relating to Employees to carry out the arrangements described in this Section 5.9.

          (h) If any of the arrangements described in this Section 5.9 are determined by the Service or any other applicable Governmental Authority, or by a court of competent jurisdiction, to be prohibited by Law, the Sellers and the Buyer shall modify such arrangements to as closely as possible reflect their expressed intent and retain the allocation of economic benefits and burdens to the Parties contemplated herein in a manner which is not prohibited by Law.

          (i) The Sellers shall, to the extent permitted by applicable Law and consistent with any arrangements agreed to by, or releases obtained from, any of the Hired Employees, provide the Buyer with copies of the Hired Employees' personnel records from PPI (including copies of PPI's completed I-9 forms and attachments with respect to such Hired Employees).

     5.10 SUPPLEMENTS   TO  DISCLOSURE   SCHEDULE.   [Intentionally   deleted]

     5.11 ENCUMBRANCES. On or prior to the Closing, the Sellers shall have taken all of the actions which are necessary to terminate, release or cancel any Encumbrance with respect to the Assets, other than the Permitted Encumbrances. The Sellers shall take any and all actions which are reasonably necessary (a) to assure the Acquisition Lenders that the Assets are not subject to any Encumbrances (other than Permitted Encumbrances), and (b) if required by the
Acquisition Lenders, to permit the Acquisition Lenders to rely on the representations and warranties made by the Sellers in Section 3.4(a) above.

     5.12 ASSIGNED AGREEMENTS. On or prior to the Closing, the Sellers shall have caused the Equipment Leases, the Intellectual Property Licenses, the Material Agreements and the other agreements and instruments set forth on
Schedule 2.6(c) attached hereto (the "Assigned Agreements") to be assigned to the Buyer in accordance with the terms of the applicable Assignment as specified in Schedule 2.6(c).

     5.13 TERMINATION OF LEASES AND OTHER AGREEMENTS. Prior to the Closing, the Sellers shall enter into binding agreements (collectively, the "Termination Agreements") on terms and conditions reasonably acceptable to the Buyer causing, on and as of the Closing Date, the termination of each of the leases and other agreements specified on Schedule 5.13 attached hereto.

     5.14 CASH BALANCE AT CLOSING. At the Closing, the Sellers shall provide the Buyer with a written statement which accurately specifies the total amount of cash included in the Assets (the "Closing Cash Balance"). Sellers will use commercially reasonable efforts to cause the Closing Cash Balance to be at least $3,583,491. If the Closing Cash Balance is less than $3,583,491, the Sellers shall pay to the Buyer at the Closing, as a pre-payment for printing services to be performed in accordance with the Printing Agreement, an amount equal to (a) $3,583,491 minus (b) the Closing Cash Balance. The Sellers shall cause that Buyer shall have access to all amounts constituting the Closing Cash Balance as of the Closing.

     5.15 REPURCHASE OF ACCOUNTS RECEIVABLE. At any time from the Closing to thirty (30) days after the Closing Date, the Buyer, at its sole option, shall have the right to require PPI to repurchase, and PPI shall repurchase, any of the accounts receivable included in the Assets ("PPI Receivables") as follows:

          (a) The Buyer shall provide PPI with a written notice (a "Repurchase Notice") specifying (i) the date of the notice (which may be prior to the Closing), (ii) the PPI Receivables to be repurchased, (iii) the total amount of the PPI Receivables to be repurchased, as determined based on PPI's records with respect to the PPI Receivables (the "Receivables Value"), and (iv) the amount of the reserve for uncollectible accounts established on the Pricing Balance Sheet (the "Accounts Reserve").

          (b) Within three (3) Business Days after the date of a Repurchase Notice (or if the Repurchase Notice is given prior to the Closing Date, at the Closing), PPI shall pay the Buyer for the PPI Receivables to be repurchased, in immediately available funds, an amount equal to (A) the Receivables Value, minus (B) the amount of the Accounts Reserve.

     5.16 ADDITIONAL AGREEMENTS. Each of the Parties shall use commercially reasonable efforts to cause each of the Facility Lease, the Printing Agreement and the Press Agreement to be prepared for execution at the Closing.

     5.17 CHANGE OF NAME. On or before the Closing Date, PPI shall (a) amend its Articles of Incorporation and take all other actions necessary to change its corporate name to another name that, in the Buyer's reasonable judgment, is sufficiently dissimilar to its current name so as to avoid confusion, and (b) take all actions requested by the Buyer to enable the Buyer to change its corporate name to "Publishers Press, Inc."

     5.18 EXCLUSIVE DEALING. Prior to March 15, 2000, neither of the Sellers shall enter into any discussion, negotiations or agreements with, or provide any information to, any other person, or in any way solicit, encourage, entertain or consider any inquiry or proposals with respect to (a) the possible sale or other disposition of a material portion of the Assets, or (b) any sale, merger, business combination or other disposition transaction involving PPI or the Commercial Business.


                                   ARTICLE VI

                               CLOSING CONDITIONS
                              --------------------

     6.1 CONDITIONS TO EACH PARTY'S OBLIGATIONS. The respective obligations of each Party to effect the transactions contemplated by this Agreement shall be subject to the fulfillment at or prior to the Closing Date of the following conditions:

          (a) All consents, approvals and other clearances, if any, set forth on
     Schedule 6.1 shall have been obtained; and

          (b) On the Closing Date, there shall be no injunction, writ, restraining order or any order of any nature issued by any Governmental Authority directing that the transactions provided for in this Agreement not be consummated as so provided or imposing any conditions on the consummation of the transactions contemplated by this Agreement.

     6.2 CONDITIONS TO THE OBLIGATIONS OF THE SELLERS. The obligations of the Sellers to effect the transactions contemplated by this Agreement shall be further subject to the fulfillment at or prior to the Closing Date of the following conditions, which may be waived by the Sellers:

          (a) The Buyer shall have performed and complied in all material respects with the covenants and agreements contained in this Agreement required to be performed and complied with by it at or prior to the Closing Date;

          (b) The representations and warranties of the Buyer set forth in this Agreement, any Schedules to this Agreement and in all certificates and other documents delivered or to be delivered by the Buyer to the Sellers shall be true and correct in all material respects as of the date of this Agreement and as of the Closing Date as though made at and as of the Closing Date (except as otherwise expressly contemplated by this Agreement);

          (c) The Board of Directors of the Buyer shall have authorized and approved the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated by this Agreement;

          (d) The Buyer shall have furnished the Sellers with the certificate of one of its officers to evidence compliance with the conditions set forth in this Section 6.2.

     6.3 CONDITIONS TO THE OBLIGATIONS OF THE BUYER. The obligations of the Buyer to effect the transactions contemplated by this Agreement shall be further subject to the fulfillment at or prior to the Closing Date of the following conditions, which may be waived by the Buyer:

          (a) The Sellers shall have performed and complied with in all material respects the covenants and agreements contained in this Agreement required to be performed and complied with by them at or prior to the Closing Date;

          (b) The representations and warranties of the Sellers set forth in this Agreement, any Schedules to this Agreement and in all certificates and other documents delivered or to be delivered by either of the Sellers to the Buyer shall be true and correct in all material respects as of the date of this Agreement and as of the Closing Date as though made at and as of the Closing Date (except as otherwise expressly contemplated by this Agreement);

          (c) The Board of Directors of each of the Sellers, and, if required by applicable Law, the shareholder of PPI, shall have authorized and approved the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated by this Agreement;

          (d) No condition, event, change or occurrence, or any series of the foregoing, shall exist or shall have occurred which, individually or in the aggregate, has had, or is reasonably likely to have, in the Buyer's reasonable discretion, a Material Adverse Effect, and the Buyer shall not have become aware of, after the completion of its due diligence review of the Commercial Business or otherwise, any facts or circumstances which may have, in the Buyer's reasonable discretion, individually or in the aggregate, a Material Adverse Effect;

          (e) The Buyer shall have completed its due diligence and shall be satisfied, in its reasonable discretion, that all of the Assets (including, without limitation, the Assigned Agreements) are owned, leased or otherwise held by the Sellers (and will, immediately after Closing, be owned, leased or otherwise held by the Buyer);

          (f) The Buyer shall have obtained commercially reasonable financing (the "Acquisition Financing"), as determined in the sole discretion of the Buyer, in an amount sufficient to permit the Buyer to (i) acquire the Assets and (ii) pay the expenses incurred by the Buyer in connection with the transactions contemplated by this Agreement;

          (g) The Buyer and each of the Sellers (as applicable) shall have entered into the Printing Agreement and the Press Agreement;

          (h) The Sellers shall have caused the Assigned Agreements to be assigned in accordance with the terms set forth in Schedule 2.6(c);

          (i) The Sellers shall have entered into binding agreements on terms and conditions reasonably acceptable to the Buyer causing, on and as of the Closing Date, the termination of each of the leases and other agreements specified on Schedule 5.13;

          (j) The Sellers shall have provided to the Buyer the statement of the Closing Cash Balance and shall have otherwise complied in all respects with
     Section 5.14 above;

          (k) The Sellers (i) shall have fully paid or otherwise satisfied or made provisions satisfactory to the Buyer, in its reasonable discretion, to pay or otherwise satisfy any and all Liabilities (other than Assumed Liabilities) with respect to the Assets such that the Assets are free and clear of all Encumbrances (other than Permitted Encumbrances); and

          (l) The Sellers shall have furnished the Buyer with such certificates to evidence compliance with the conditions set forth in this Section 6.3 as may be reasonably requested by the Buyer.



                                   ARTICLE VII

                                 INDEMNIFICATION
                                 ---------------

     7.1 SURVIVAL AND EFFECT OF KNOWLEDGE. All representations, warranties, covenants and other agreements made in this Agreement shall (a) survive the Closing for the period that is the greater of (i) if the representation, warranty, covenant or agreement relates to a matter that is subject to a statute of limitations, for the applicable statute of limitations period including any waivers thereof, or (ii) three (3) years (each a "Limitation Period"), and (b) survive any investigation made by or on behalf of any Party at any time or any knowledge acquired by (or capable of being acquired by) any Party with respect to such matters at any time. The waiver of any condition (including any condition relating to the failure of any representation, warranty, covenant or other agreement contained in this Agreement) or the failure to perform or comply with any obligation under this Agreement shall not affect the rights of any Party to indemnification, reimbursement or any other remedy provided for in this
Article VII or otherwise under applicable Laws.

     7.2 INDEMNIFICATION PROCEDURES. The indemnification obligations of the Sellers and the Buyer pursuant to this Agreement shall be subject to the following:

          (a) Any and all Liabilities resulting from any breach by either of the Sellers of this Agreement or any of the representations, warranties, covenants or other agreements contained in this Agreement, including, without limitation, any indemnification obligations, shall be, and they hereby are, the joint and several obligations of the Sellers.

          (b) The Sellers or the Buyer when obligated to provide indemnification pursuant to this Agreement (the "Indemnifying Party") shall be required to provide indemnification to the member of the Buyer Group or the Seller Group, as the case may be, (the "Indemnified Party") only for those Claims as to which the Indemnified Party has given the Indemnifying Party written notice thereof within the applicable Limitations Period (provided, however, that no covenant or agreement of any Party contained in this Agreement shall be subject to such time limitation).

          (c) Any written notice delivered by the Indemnified Party to the Indemnifying Party shall set forth with reasonable specificity the basis of the Claim and a reasonable estimate of the amount thereof.

          (d) Any  obligation for  indemnification  pursuant to this Article VII
     (i) shall be reduced by any insurance proceeds realized by and paid to the Indemnified Party in respect of the applicable Claim (net of any increased premiums or similar costs arising out of the making of insurance claims), and (ii) shall be (A) reduced by an amount equal to any Tax benefits attributable to such Claim and (B) increased by an amount equal to any Taxes attributable to the receipt of such payment, but only to the extent that such Tax benefits or Taxes are reasonably calculable. The Indemnified Party shall use reasonable efforts to make insurance claims relating to any Claim for which such Party is seeking indemnification.

     7.3 THE SELLERS' AGREEMENT TO INDEMNIFY. Subject to the conditions, provisions and limitations set forth in this Article VII, the Sellers hereby jointly and severally agree to indemnify, defend and hold harmless the Buyer Group from and against all Claims asserted against or incurred by any member of the Buyer Group resulting from any of the following:

          (a) A breach of any representation, warranty, covenant or other agreement of either Seller contained in this Agreement.

          (b) Any events, activities or incidents which relate to (i) the employment by the Sellers of any person, or (ii) the performance of services to or for PPI or the Commercial Business, and which occurred or which relate to periods prior to the Closing, including, but not limited to, Claims arising under any of the Company Plans.

          (c) Any action, omission or other conduct engaged in (i) by the Sellers at any time, or (ii) by any person (including, without limitation, the Sellers) for or on behalf of the Commercial Business prior to the Closing, regardless of when such Claims are asserted or become known to the Buyer or the Sellers.

          (d) Any Pre-Closing Taxes or any Taxes which may be asserted against the Buyer as a member of any affiliated, combined or unitary group with the Sellers or any Affiliate of the Sellers.

          (e) Any of the following matters relating to the environment:

               (i) The breach of any of the covenants set forth in Section 5.6.

               (ii) The existence of or effects of any events, circumstances or conditions described in Section 3.17 of the Disclosure Schedule.

               (iii) Any Liability, or assertion of Liability by any person (including, without limitation, any Governmental Authority), against the Buyer under or relating to Environmental Laws that in any way arises from the use, control, ownership or operation of the Assets, the Facility or the Commercial Business prior to the Closing, including, without limitation, any emission, discharge, disposal, release or threat of release of materials at any location, whether or not described in Section 3.17 of the Disclosure Schedule.

     7.4 THE BUYER'S AGREEMENT TO INDEMNIFY. Subject to the conditions, provisions and limitations set forth in this Article VII, the Buyer agrees to indemnify, defend and hold harmless the Seller Group from and against all Claims asserted against or incurred by any member of the Seller Group resulting from any of the following:

          (a) A breach of any representation, warranty, covenant or agreement of the Buyer contained in this Agreement.

          (b) Any action, omission or other conduct engaged in (i) by the Buyer at any time, or (ii) by any person (including, without limitation, the Buyer) for on behalf of Commercial Business after the Closing, regardless of when such Claims are asserted or become known to the Sellers or the Buyer.

          (c) Any events, activities or incidents which relate to (i) the employment by the Buyer of any person, or (ii) the performance of services to or for the Buyer or its business, and which occurred or which relate to periods subsequent to the Closing.


     7.5 THIRD PARTY CLAIMS. The Liabilities of any of the Sellers or the Buyer under this Article VII with respect to all items indemnified against hereunder and which are initiated by persons not party to this Agreement (the "Third Party Claims") will be subject to the following terms and conditions:

          (a) Except as otherwise specified below, upon receipt of written notice of any Third Party Claim asserted against, resulting to, imposed upon or incurred by the Indemnified Party, the Indemnifying Party, will undertake the defense thereof by counsel of its own choosing, which counsel shall be reasonably satisfactory to the Indemnified Party. Notwithstanding any other provision of this Section 7.5, the Indemnifying Party, without the prior written consent of the Indemnified Party, shall not settle or compromise any Claim or consent to entry of any judgment relating to any Third Party Claim, which settlement, compromise or judgment does not include as an unconditional term thereof the giving by the claimant or the plaintiff to the Indemnified Party (or, if applicable, its Affiliates) a release from all Liabilities in respect of such Third Party Claim.

               (b) If within a reasonable time after written notice of any Third Party Claim, the Indemnifying Party fails to defend the Indemnified Party against whom a Third Party Claim has been asserted, the Indemnified Party shall have the right to select counsel of its own choosing (and the fees and expenses of such counsel shall be paid by the Indemnifying Party) and undertake the defense, compromise or settlement of such Third Party Claim on behalf of and for the account and at the risk of the Indemnifying Party.

               (c) Notwithstanding any other provision of this Section 7.5, (i) if, in the reasonable judgment of the Indemnified Party, there is a reasonable probability that a Claim may materially and adversely affect the business (beyond the possible payment of money damages) of the Indemnified Party (or any Affiliate of the Indemnified Party) or
          (ii) if, in the reasonable judgment of the Indemnified Party, a material conflict of interest exists between the Indemnified Party and the Indemnifying Party with respect to such Third Party Claim, the Indemnified Party shall have the right, at its sole option, to select counsel of its own choosing (and the fees and expenses of such counsel shall be paid by the Indemnifying Party) and undertake the defense, compromise or settlement of such Third Party Claim on behalf of and for the account and at the risk of the Indemnifying Party.

               (d) Each Party shall provide the Party undertaking the defense of a Third Party Claim with access to all records and documents of such Party relating to any Third Party Claim and shall use commercially reasonable efforts to assist in the defense of such Third Party Claim.



                                  ARTICLE VIII

                           TERMINATION AND ABANDONMENT
                           ---------------------------

     8.1 TERMINATION. This Agreement may be terminated at any time prior to the Closing Date:

          (a) by mutual consent of the Sellers and the Buyer;

          (b) by any of the Sellers or the Buyer if the Closing has not occurred by March 15, 2000;

          (c) by the Buyer, if there has been (i) a material violation or breach by either of the Sellers of any covenant, agreement, representation or warranty of either of the Sellers not qualified by materiality contained in this Agreement, or (ii) a violation or breach by either of the Sellers of any covenant, agreement, representation or warranty of either of the Sellers qualified by materiality contained in this Agreement, and such breach or violation (A) has not been remedied within fifteen (15) days of the written notice of such violation or breach by the Buyer to the Sellers, or (B) has rendered the performance or satisfaction of any material obligations of the Sellers impossible; or

          (d) by the Sellers, if there has been (i) a material violation or breach by the Buyer of any covenant, agreement, representation or warranty of the Buyer not qualified by materiality contained in this Agreement, or
     (ii) a violation or breach by the Buyer of any covenant, agreement, representation or warranty of the Buyer qualified by materiality contained in this Agreement, and such breach or violation (A) has not been remedied within fifteen (15) days of the written notice of such violation or breach by the Sellers to the Buyer, or (B) has rendered the performance or satisfaction of any material obligations of the Buyer impossible.

     8.2 PROCEDURE AND EFFECT OF TERMINATION. In the event of termination of this Agreement and abandonment of the transactions contemplated by this Agreement by any or either of the Parties pursuant to Section 8.1, written notice thereof shall forthwith be given to the other Party and this Agreement shall terminate and the transactions contemplated by this Agreement shall be abandoned, without further action by any of the Parties. If this Agreement is terminated in accordance with Section 8.1 above:

          (a) upon request therefor, each Party shall redeliver all documents, work papers and other materials of any other Party relating to the transactions contemplated by this Agreement, whether obtained before or after the execution of this Agreement, to the Party furnishing the same;

          (b) all information received by any Party with respect to any other Party (other than information which was previously known to the receiving Party, is publicly known or which later becomes, without any action of the receiving Party, publicly known) shall not be used for the advantage of the receiving Party to the detriment of the person furnishing such information; and the receiving Party will use reasonable efforts to prevent the disclosure thereof to third persons except as may be required by applicable Law;

          (c) no Party shall have any Liability or further obligation to any other Party pursuant to this Agreement.

                                   ARTICLE IX

                      NON-COMPETITION AND NON-SOLICITATION
                      ------------------------------------

     9.1 NON-COMPETITION. Each of the Sellers covenants and agrees, for a period of three (3) years after the Closing Date (the "Non-Compete Term"), as follows:

          (a) Neither of the Sellers, directly or indirectly, alone or with others, shall compete with any aspect of the Commercial Business (as conducted prior to the Closing Date) in any Non-Compete Location.

          (b) Except as otherwise expressly provided in Section 9.1(c) below, for purposes of this Article IX, the Sellers (or any other business, person, or entity) shall be deemed to be competing with or a competitor of the Commercial Business (as conducted prior to the Closing Date) if:

               (i) it is engaged in a line of business that is the same or similar to the Commercial Business (as conducted prior to the Closing
          Date);

               (ii) it sells or provides services, products or materials that are functionally the same as, similar to, or that can serve the same or a similar purpose or function as any services or products of the Commercial Business (as conducted prior to the Closing Date); and/or

               (iii) it has any ownership or interest in, or participation in the management, operations or control of, any corporation, partnership, limited liability company or business enterprise of any kind engaged in conduct specified in Sections 9.1(b)(i) or (ii) above (provided, however, ownership by either of the Sellers or its affiliates of an aggregate of less than five percent (5%) of the outstanding shares of the capital stock of any corporation, which capital stock is listed on a national securities exchange or publicly traded in the over-the-counter market, shall not constitute a violation of this Article IX).

          (c) Notwithstanding any other provision of this Article IX, at all times, (i) PPI shall be permitted to (A) engage in a line of business that is the same or similar to the Commercial Business (as conducted prior to the Closing Date) so long as the sole customer of such business is Franklin Covey and its subsidiaries and Affiliates, and (B) to provide any services, products or materials to Franklin Covey and its subsidiaries and Affiliates, including services, products or materials that would otherwise be deemed to be competing with or a competitor of the Commercial Business (as conducted prior to the Closing Date) in accordance with Section 9.1(b) above, and (ii) Franklin Covey shall be permitted to own and continue to own PPI. Without limiting the generality of the foregoing, the following activities by PPI and/or Franklin Covey shall not violate the terms of this
     Article IX: (i) printing proprietary products of Franklin Covey, and (ii) printing materials that contain no Franklin Covey proprietary property, provided that the materials are delivered as part of an overall product or services arrangement in which Franklin Covey proprietary materials are delivered.

     9.2 NON-SOLICITATION. Except as otherwise expressly provided in Section 9.1(c) above, each of the Sellers covenants and agrees that, during the Non-Compete Term, it shall not, directly or indirectly, alone or with others, do any of the following:

          (a) solicit any person or entity that, to the Sellers' Knowledge, was a customer of the Commercial Business (as of the Closing Date or during the one year period preceding the Closing Date) with respect to any services, products or activities in competition with the Commercial Business (as conducted prior to the Closing Date); or

          (b) induce or attempt to induce any customer, supplier or other person or entity having a business relationship with the Commercial Business to cease doing business with the Buyer or, in any way, interfere with the business relationship between any such customer, supplier or other person or entity and the Buyer.

     9.3 SPECIFIC PERFORMANCE. Each of the Sellers agrees that, as the damages to the Buyer resulting from a breach by one or more of them of their obligations under this Article IX are and would be impossible to determine with reasonable certainty, the Buyer shall have the right, in the event of a breach by one or more of them of any of their obligations or covenants under this Article IX, to specific enforcement thereof and the Sellers waive the claim or defense in any such action or proceeding that the Buyer has an adequate remedy at law, and neither of the Sellers shall argue or assert in any such action or proceeding the claim or defense that such remedy at law exists. The remedies of the Buyer for breach of any obligation or covenant in this Article IX shall be cumulative, and the right of specific performance granted hereby shall not be deemed to foreclose or limit any other remedy or right of the Buyer under this Agreement, at law or in equity. Anything in this Agreement to the contrary notwithstanding, in the event of any violation or breach by the Sellers of the provisions of this
Article IX, the Non-Compete Term shall be deemed to be extended automatically for a period of three (3) years from the earlier of (i) the date upon which the Sellers (or the applicable Seller) permanently ceases such violation or breach, or (ii) the date upon which a court of competent jurisdiction enters an order or judgment enforcing the provisions of this Article IX against the Sellers.

     9.4 SEVERABILITY AND JUDICIAL MODIFICATION. The Parties acknowledge and agree that the time, scope and other provisions of Article IX have been specifically negotiated by sophisticated parties and specifically agree that such time, scope and other provisions are reasonable under the circumstances. The Parties intend that the covenants contained in this Article IX be deemed to be separate covenants as to each state, country, province or other geographically or politically demarcated area, and if in any judicial proceeding a court shall refuse to enforce all of such separate covenants included therein because, taken together, they cover too extensive a geographic area or because any such covenant includes too large an area or because they cover too long a period of time, the Parties intend that such covenant(s) shall be reduced in scope to the extent required by law or, if necessary, eliminated from the provisions hereof, and that all of the remaining covenants hereof not so affected shall remain fully effective and enforceable. Therefore, should any portion of this Agreement in general or of this Article IX, in particular, be declared by a court of competent jurisdiction to be unreasonable, unenforceable, or void for any reason or reasons, the involved court shall modify the applicable provision(s) of this Agreement or of this Article IX so as to be reasonable or as is otherwise necessary to make this Agreement or Article IX enforceable and valid and to protect the interests of the Buyer intended to be protected by this Agreement or Article IX to the maximum extent possible.


                                    ARTICLE X

                       DEFINITIONS AND GENERAL PROVISIONS
                       ----------------------------------

     10.1 DEFINITIONS. The capitalized terms used in this Agreement (including in the Schedules and Exhibits to this Agreement) have the meanings specified in the context where such terms are defined or the meanings specified below (all references to a Section are to a Section of or to this Agreement; the singular shall include the plural and the plural the singular):

     "Accountants" has the meaning specified in Section 2.2.

     "Accounts Reserve" has the meaning specified in Section 5.15.

     "Acquisition Financing" has the meaning specified in Section 5.15.

     "Acquisition  Lenders"  means,   collectively,   General  Electric  Capital
Corporation, Phoenixcor, Inc. and/or any other commercial lender to the Buyer.

     "Affiliate" has the meaning set forth in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.

     "Affiliated Group" means, for Tax purposes, any consolidated return group of which any Seller is or has been a member (including any affiliated, combined or unitary group).

     "Agreement" has the meaning specified in the initial paragraph of this Agreement.

     "Assets" has the meaning specified in Section 1.2.

     "Asset Schedule" has the meaning specified in Section 1.2.

     "Assigned Agreements" has the meaning specified in Section 5.12.

     "Assignments" has the meaning specified in Section 2.6.

     "Assumed Liabilities" has the meaning specified in Section 1.5.

     "Bill of Sale" has the meaning specified in Section 2.6.

     "Business Day" means any day that is not a Saturday, Sunday or state or federal holiday in the State of Utah.

     "Business Intellectual Property" means all Intellectual Property necessary to operate the Commercial Business.

     "Buyer" has the meaning specified in the initial paragraph of this Agreement.

     "Buyer Group" means the Buyer and its Affiliates, officers, directors, employees and agents.

     "Buyer's Accountants" has the meaning specified in Section 2.2.

     "Claims" has the meaning specified in Section 3.8.

     "Closing" has the meaning specified in Section 2.4.

     "Closing Balance Sheet" has the meaning specified in Section 2.2.

     "Closing Cash Balance" has the meaning specified in Section 5.14.

     "Closing Date" means the date on which the Closing actually occurs.

     "Closing Net Equity" has the meaning specified in Section 2.2.

     "Closing Payment" has the meaning specified in Section 2.1.

     "Code" means the Internal Revenue Code of 1986, as amended, and the rules and regulations adopted thereunder.

     "Commercial Business" has the meaning specified in the first recital to this Agreement.

     "Company Plan" means each Plan which any Seller or any ERISA Affiliate (i) maintains, is a party to or participates in, (ii) may have any liability or contingent liability with respect to, or (iii) made or was obligated to make contributions to during the period of five (5) years prior to the Closing Date.

     "Computing Systems" has the meaning specified in Section 3.20.

     "Disclosure  Schedule" has the meaning  specified in the first paragraph of
Article III.

     "Employees" means all employees employed on the date of this Agreement by PPI who work in the Commercial Business, including employees on temporary leave of absence, including family medical leave, military leave, temporary disability or sick leave.

     "Encumbrance" means any obligation, agreement, contract, subscription, option, warrant, right, convertible or exchangeable security, call, pledge, hypothecation, loan, security interest, note, trust deed, mortgage, lien, charge, Claim, judgment, limitation, restriction, commitment or any other encumbrance on or with respect to property.

     "Environmental Laws" means all applicable foreign, federal, state and local laws, regulations and rules (including common law relating to personal injury and damage to, or interference with, property), permits, judgments, decrees and orders relating to the preservation of the environment (including historical preservation and endangered species), the use, handling, treatment, storage, disposal, release, threatened release, registration or giving notice with respect to hazardous, toxic or dangerous materials (including noise, radiation and odors), and exposure to materials in the environment or workplace.

     "Environmental Notice" means any notice (written or oral) or document by or with any Governmental Authority, person or entity (a) alleging or resolving potential Liability (including, without limitation, (i) potential Liability for investigatory costs, cleanup costs, governmental costs, harm or damages to person, property, natural resources or other, fines or penalties, or (ii) inviting the Sellers to participate in a "potentially responsible person" group or to learn more about a contaminated site), (b) alleging that the Commercial Business is not in full compliance with Environmental Laws or (c) asserting or purporting to inform either of the Sellers that it or he may have Liability under Environmental Laws.

     "Environmental Permits" means any foreign, federal, state and local permit, license, registration, consent, administrative consent order, certificate, approval, exemption, waiver, grandfathering or other authorization with respect to the Seller necessary for the conduct of the Commercial Business as currently conducted or previously conducted under any Environmental Law.

     "Equipment" has the meaning specified in Section 3.4.

     "Equipment Lease" has the meaning specified in Section 3.4.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations thereunder.

     "ERISA Affiliate" means all entities which together with the Sellers or any one or more of the Sellers would be treated as a single employer under the provisions of any or all of Sections 414(b), (c), (m) or (o) of the Code at any time during the period of five (5) years prior to the Closing Date.

     "Excluded Assets" has the meaning specified in Section 1.4.

     "Facility"  means  the  real  property,   including  all  improvements  and
fixtures, owned by Franklin Development Corporation, located at 1900 West 2300 South, Salt Lake City, Utah, which is the subject of the Facility Lease.

     "Facility Lease" means that certain Lease dated as of the date of this Agreement between Franklin Development Corporation, as Lessor, and the Buyer, as Lessee.

     "Financial Statements" means, collectively, the Pricing Balance Sheet and each of the other unaudited income statements, cash flow statements or balance sheets with respect to PPI or the Commercial Business provided by the Sellers to the Buyer.

     "First  Position  Security  Interest" has the meaning  specified in Section
2.1.

     "Franklin Covey" has the meaning specified in the initial paragraph of this Agreement.

     "GAAP" means generally accepted accounting principles as in effect in the United States.

     "Governmental Authority" means (i) any nation, state, county, municipality, city or town, or any political subdivision thereof, (ii) any governmental agency, commission, department, court, tribunal, board, entity, authority or instrumentality, and (iii) any entity that exercises executive, legislative, judicial or regulatory functions.

     "Hired Employees" has the meaning specified in Section 5.9.

     "Indemnified Party" has the meaning specified in Section 7.2(a).

     "Indemnifying Party" has the meaning specified in Section 7.2(a).

     "Independent Accountants" has the meaning specified in Section 2.2.

     "Intellectual Property" means any and all (i) United States and foreign patents and patent applications, (ii) United States and foreign trademarks, service marks, trade names and trademark, service mark and trade name registrations and applications therefor, (iii) United States and foreign copyrights and copyright registrations and applications therefor, and (iv) patentable and nonpatentable inventions, trade secrets, processes, methods, designs, know-how, formulae and computer software programs (in object code and source code and in all stages of development).

     "Law" means any foreign, federal, state, local or municipal law, order, regulation, statute, principle of common law, constitution or treaty.

     "Liability"  means any  debt,  obligation  or  liability  (whether  know or
unknown,   absolute  or   contingent,   accrued  or  unaccrued,   liquidated  or
unliquidated or due or to become due).

     "Licensed Intellectual Property" means all Intellectual Property which the Sellers have the right to operate within the scope of, or otherwise use, pursuant to an Intellectual Property License.

     "Limitation Period" has the meaning specified in Section 7.1.

     "Major Customers" has the meaning specified in Section 3.9.

     "Material Adverse Effect" has the meaning specified in Section 3.8.

     "Material Agreements" has the meaning specified in Section 3.10.

     "Net Equity" means the total assets specified on a balance sheet minus the total liabilities specified on such balance sheet.

     "Non-Compete Location" means any of the states, countries, provinces or other geographically or politically demarcated areas where either of the Sellers, during the period one year prior to the Closing Date, conducted any aspect of the Commercial Business.

     "Non-Compete Term" has the meaning specified in Section 9.1.

     "Note Amount" has the meaning specified in Section 2.1.

     "Notice of Dispute" has the meaning specified in Section 2.2.

     "Party" means a party to this Agreement, and "Parties" means, collectively, the parties to this Agreement.

     "Permits" has the meaning specified in Section 3.5.

     "Permitted Encumbrances" means and is limited to the Encumbrances on the Assets specified in Schedule 1.3.

     "Plan" means (i) any "employee benefit plan" (as defined in section 3(3) of ERISA), other than a "multiemployer plan" (as defined in section 3(37) of ERISA), any retirement or deferred compensation plan, incentive compensation plan, stock plan, unemployment compensation plan, vacation pay, severance pay, bonus or benefit arrangement, insurance or hospitalization program or any other fringe benefit arrangements for any current or former employee, director, consultant or agent, whether pursuant to contract, arrangement, custom or informal understanding, which does not constitute an employee benefit plan (as defined in section 3(3) of ERISA); or (ii) any employment or consulting agreement.

     "PPI" has the meaning specified in the initial paragraph of this Agreement.

     "PPI 401(k) Plans" has the meaning specified in Section 5.8.

     "PPI Receivables" has the meaning specified in Section 5.15.

     "Pre-Closing Period" means the period from the date of this Agreement to the Closing Date.

     "Pricing Balance Sheet" means the unaudited balance sheet of the Commercial Business dated as of July 31, 1999.

     "Pricing Net Equity" has the meaning specified in Section 2.2.

     "Promissory Note" has the meaning specified in Section 2.1.

     "Purchase Price" has the meaning specified in Section 2.1 of this Agreement.

     "Receivables Value" has the meaning specified in Section 5.15.

     "Repurchase Notice" has the meaning specified in Section 5.15.

     "Seller" has the meaning specified in the initial paragraph of this Agreement.

     "Seller Group" means PPI, Franklin Covey and their Affiliates and agents.

     "Sellers' Accountants" has the meaning specified in Section 2.2.

     "Sellers' Knowledge" means the actual knowledge of (i) the officers and management level Employees of PPI, and (ii) the officers and management level employees of Franklin Covey with responsibility for PPI.

     "Service" means the Internal Revenue Service.

     "Subordinated Security Interest" has the meaning specified in Section 2.1.

     "Tax" or "Taxes" means all direct or indirect taxes, charges, fees, levies or other assessments, including without limitation all net income, gross income, gross receipts, sales, use, ad valorem, transfer, franchise, profits, license, withholding, payroll, employment, social security, unemployment, excise, estimated, severance, property or other taxes, duties, fees, assessments or charges of any kind whatsoever, including any interest, penalties or additional amounts attributable thereto imposed by any Governmental Authority.

     "Tax Return" means any return, report, information return, statement, declaration or other document (including any related or supporting information) filed or required to be filed with any Governmental Authority in connection with any determination, assessment or collection of any Tax or other administration of any laws, regulations or administrative requirements.

     "Termination Agreements" has the meaning specified in Section 5.13.

     "Third Party Claims" has the meaning specified in Section 7.5.

     "Transfer Taxes" have the meaning specified in Section 5.7.

     "WARN Act" means the Worker Adjustment and Retraining Notification Act.

     10.2 PAYMENT.  All payments made pursuant to this  Agreement  shall be made
(i) by wire transfer of immediately available funds to the bank account(s) designated by the recipient of such payment in writing at least 3 Business Days prior to the date of such payment, or (ii) by such other means as are agreed upon in writing by the Buyer and the Sellers.

     10.3 AMENDMENT AND MODIFICATION. Subject to applicable Law, this Agreement may be amended, modified or supplemented only by written agreement of the Sellers and the Buyer at any time prior to the Closing Date with respect to any of the terms contained herein.

     10.4 WAIVER OF COMPLIANCE. Except as otherwise provided in this Agreement, any failure of any of the Parties to comply with any obligation, covenant, agreement or condition herein may be waived by the Party entitled to the benefits thereof only by a written instrument signed by the Party granting such waiver, but such waiver or failure to insist upon strict compliance with such obligation, covenant, agreement or condition shall not operate as a waiver of, or estoppel with respect to, any subsequent or other failure.

     10.5 NOTICES. All notices and other communications hereunder shall be in writing and shall be deemed given if delivered personally, by overnight express courier service or by facsimile transmission (in each case, as of the date of a written receipt obtained by the Party giving such notice), to the Parties at the following addresses (or at such other address for a Party as shall be specified by like notice; provided that any notice hereunder shall be effective upon receipt thereof):

          (a)   if to the Sellers, to:


                Franklin Covey Co.
                2200 West Parkway Blvd.
                Salt Lake City, Utah  84119
                Attention:  Val J. Christensen, Executive Vice President
                Telephone:  (801) 975-1776
                Fax:  (801) 977-1431

           Copy to:

                Franklin Covey Co.
                2200 West Parkway Blvd.
                Salt Lake City, Utah  84119
                Attention:  Don Johnson
                Telephone:  (801) 975-1776
                Fax:  (801) 977-1431

          (b)   if to the Buyer, to:


                Western Impressions Corporation
                1818 West 2300 South
                Salt Lake City, Utah  84119
                Attention:  Gary P. Cox
                Telephone:  (801) 972-2300
                Fax:  (801) 972-2883

           Copy to:

                Stoel Rives LLP
                201 S. Main Street
                Suite 1100
                Salt Lake City, Utah  84111
                Attention:  Nathan W. Jones, Esq.
                Telephone:  (801) 328-3131
                Fax:  (801) 578-6999

     10.6 ASSIGNMENT. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the Parties and their respective successors and assigns.

     10.7 THIRD PARTY RIGHTS. This Agreement is not intended to confer upon any other person except the Parties any rights or remedies hereunder.

     10.8 GOVERNING LAW. This Agreement shall be governed by the laws of the State of Utah (regardless of the laws that might otherwise govern under applicable principles of conflicts of law) as to all matters, including but not limited to matters of validity, construction, effect, performance and remedies.

     10.9  COUNTERPARTS.   This  Agreement  may  be  executed  in  two  or  more
counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     10.10 INTERPRETATION. The article and section headings contained in this Agreement are solely for the purpose of reference, are not part of the agreement of the Parties and shall not in any way affect the meaning or interpretation of this Agreement.

     10.11 ENTIRE AGREEMENT. This Agreement, including the exhibits hereto and the documents, schedules, annexes, certificates and instruments referred to herein, embody the entire agreement and understanding of the Parties in respect of the transactions contemplated by this Agreement. There are no restrictions, promises, representations, warranties, covenants or undertakings, other than those expressly set forth or referred to herein. This Agreement supersedes all prior agreements and understandings between the Parties with respect to such transactions.

     10.12 TIME OF ESSENCE. Time is of the essence as to each and every term and condition of this Agreement.

     10.13 SEVERABILITY. If any provision of this Agreement is held invalid or unenforceable by any court of final jurisdiction, it is the intent of the Parties that all other provisions of this Agreement be construed to remain fully valid, enforceable, and binding on the Parties.

     10.14 INCORPORATION BY REFERENCE. All Exhibits and Schedules attached hereto shall be deemed incorporated into this Agreement by the individual reference to each such Exhibit and Schedule, and all Exhibits and Schedules shall be deemed part of this Agreement as though set forth in full.



                            [Signature Page Follows]

     IN WITNESS WHEREOF, the Buyer, the Sellers have caused this Agreement to be duly executed as of the date first written above.

     Buyer:                             WESTERN IMPRESSIONS CORPORATION,
                                        a Utah corporation


                                        /s/ Gary P. Cox
                                        ---------------------------------
                                        Gary P. Cox
                                        President


     PPI:                               PUBLISHERS PRESS, INC., a Utah
                                        corporation



                                        /s/ Val J. Christensen
                                        ----------------------------------
                                        Val J. Christensen
                                        Vice President


     Franklin Covey:                    FRANKLIN COVEY CO., a Utah corporation



                                        /s/ Val J. Christensen
                                        -----------------------------------
                                        Val J. Christensen
                                        Executive Vice President

                                 Exhibit 2.6(a)
                           Bill of Sale and Assignment
                           ---------------------------

     1. TRANSFER OF ASSETS. For good and valuable consideration, the receipt and legal sufficiency of which are hereby acknowledged, and as contemplated by
Section 2.6(a) of that certain Asset Purchase Agreement dated as of February 15, 2000, (the "Agreement") by and among Publishers Press, Inc., a Utah corporation, and Franklin Covey Co., a Utah corporation, (collectively, the "Sellers") and Western Impressions Corporation, a Utah corporation (the "Buyer"), the Sellers hereby sell, transfer, assign, convey, grant and deliver to the Buyer, effective as of _____ _.m on _______________, 2000 (the "Effective Time"), all of the
Sellers' right, title and interest in and to the Assets (as defined in the Agreement).

     2. FURTHER ACTIONS. The Sellers covenant and agree to warrant and defend the sale, transfer, assignment, conveyance, grant and delivery of the Assets hereby made against all persons whomsoever, to take all steps reasonably necessary to establish the record of the Buyer's title to the Assets, and, at the request of the Buyer, to execute and deliver further instruments of transfer and assignment and take such other action as the Buyer may reasonably request to more effectively transfer and assign to and vest in the Buyer each of the Assets, all at the sole cost and expense of the Sellers.

     3. TERMS OF THE AGREEMENT. The terms of the Agreement, including but not limited to the Sellers' representations, warranties, covenants, agreements and indemnities relating to the Assets, are incorporated herein by this reference. The Sellers acknowledge and agree that the representations, warranties, covenants, agreements and indemnities contained in the Agreement shall not be superseded hereby, but shall remain in full force and effect to the full extent provided therein. In the event of any conflict or inconsistency between the terms of the Agreement and the terms hereof, the terms of the Agreement shall govern.

     IN WITNESS WHEREOF, Sellers have executed this Bill of Sale and Assignment as of _________ ___, 2000.


                                 PUBLISHERS PRESS, INC., a Utah corporation


                                 By:   ________________________________
                                 Its:  ________________________________


                                 FRANKLIN COVEY CO., a Utah corporation


                                 By:   ________________________________
                                 Its:  ________________________________

                                 Exhibit 1.2(a)
                                 Asset Schedule

                                   Exhibit 1.3
                             Permitted Encumbrances


                                      None.

                                   Exhibit 1.4
                                 Excluded Assets

                                 Exhibit 1.5(a)
                               Assumed Liabilities

                                 Schedule 2.6(c)
                                   Assignments



     1. System Purchase and License Agreement dated March 19, 1998 between Publishers Press, Inc., and Programmed Solutions, Inc.



     2. PrePress Service Agreement dated October 14, 1998 between Publishers Press, Inc., and Heidelberg USA, Inc.



     3. MCI WorldCom On-Net Voice Agreement dated September 30, 1999 between Publishers Press, Inc., and MCI Telecommunications Corporation



     4. Lease Agreement dated ______, _____ between Publishers Press, Inc., and Tri-Cox LC



     5. Purchase Money Security Agreement dated February 24, 1998 between Publishers Press, Inc., and General Binding Corporation (GBC 3200 Voyager Laminating System)



     6. Full Maintenance Service Contract dated 28 February 1995 between SCITEX America Corp. and Publishers Press, Inc.

                                  Exhibit 5.13
                           Agreements to be Terminated



                                      None.

                                   Exhibit 6.1
                   Required Consents, Approvals and Clearances



     1. System Purchase and License Agreement dated March 19, 1998 between Publishers Press, Inc., and Programmed Solutions, Inc.



     2. PrePress Service Agreement dated October 14, 1998 between Publishers Press, Inc., and Heidelberg USA, Inc.



     3. MCI WorldCom On-Net Voice Agreement dated September 30, 1999 between Publishers Press, Inc., and MCI Telecommunications Corporation



     4. Lease Agreement dated ______, _____ between Publishers Press, Inc., and Tri-Cox LC



     5. Purchase Money Security Agreement dated February 24, 1998 between Publishers Press, Inc., and General Binding Corporation (GBC 3200 Voyager Laminating System)