Form 10-Q
period 2000-05-27
FRANKLIN COVEY CO
filed 2000-07-11
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q

         (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended May 27, 2000

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

             20,626,715 shares of Common Stock as of June 30, 2000

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  FRANKLIN COVEY CO.
                              ---------------------------
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                         (in thousands, except share amounts)


                                                             May 27,                 August 31,
                                                              2000                     1999
                                                              -----                    ----
                                                           (unaudited)
ASSETS
------
Current assets:
      Cash and cash equivalents                             $   22,652                $   26,781
      Accounts receivable, less allowance for
        doubtful accounts of $3,307 and $4,074                  43,867                    92,500
      Inventories                                               59,281                    59,780
      Income taxes receivable                                    3,167                     3,912
      Other assets                                              30,003                    28,673
                                                            ----------                ----------
      Total current assets                                     158,970                   211,646

Property and equipment, net                                    119,296                   127,863
Goodwill and other intangibles, net                            262,024                   267,185
Other long-term assets                                          18,616                    16,609
                                                            ----------                ----------
                                                            $  558,906                $  623,303
                                                            ==========                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Accounts payable                                      $   22,672                $   33,038
      Accrued acquisition earnouts                                                        15,900
      Accrued restructuring costs                               10,610                    16,200
      Current portion of long-term debt
        and capital lease obligations                            7,863                    90,568
      Other accrued liabilities                                 55,027                    47,802
                                                            ----------                ----------
      Total current liabilities                                 96,172                   203,508

Line of credit                                                  50,000
Long-term debt and capital lease obligations,
  less current portion                                           7,825                     6,543
Deferred income taxes                                           34,818                    34,818
                                                            ----------                ----------
Total liabilities                                              188,815                   244,869
                                                            ----------                ----------

Shareholders' equity:
      Preferred stock - Series A, no par value;
         convertible into common stock at $14 per
         share; 4,000,000 shares authorized, 811,088
         and 750,000 shares issued                              80,967                    75,000
      Common stock, $0.05 par value, 40,000,000
         shares authorized, 27,055,894 shares issued             1,353                     1,353
      Additional paid-in capital                               225,737                   235,632
      Retained earnings                                        184,320                   199,125
      Notes receivable from sale of common stock                (1,069)
      Deferred compensation                                       (111)                     (320)
      Accumulated other comprehensive loss                        (890)                     (782)
      Treasury stock at cost, 6,468,536 and 6,676,373
         shares                                               (120,216)                 (131,574)
                                                            ----------                ----------
Total shareholders' equity                                     370,091                   378,434
                                                            ----------                ----------
                                                            $  558,906                $  623,303
                                                            ==========                ==========


       (See Notes to Consolidated Condensed Financial Statements)


                                                FRANKLIN COVEY CO.
                                           ---------------------------
                                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                        (in thousands, except per share data)


                                                       Quarter Ended                          Nine Months Ended
                                              --------------------------------          -------------------------------
                                                May 27,            May 29,                May 27,           May 29,
                                                  2000               1999                   2000              1999
                                              -------------      -------------          -------------     -------------
                                                         (unaudited)                               (unaudited)

Sales                                            $ 110,759          $ 109,267              $ 399,861         $ 386,718

Cost of sales                                       53,049             50,745                173,998           162,638
                                                 ---------          ---------              ---------         ---------

Gross margin                                        57,710             58,522                225,863           224,080

Selling, general and administrative                 65,399             54,647                189,795           167,168
Stock option purchase and relocation costs           8,763                                    10,921
Restructuring costs                                   (402)                                     (402)
Depreciation and amortization                       11,042             10,003                 31,461            28,435
                                                 ---------          ---------              ---------         ---------

Income (loss) from operations                      (27,092)            (6,128)                (5,912)           28,477

Interest expense, net                               (1,005)            (1,794)                (3,661)           (6,279)
Other income                                           396                                       396
                                                 ---------          ---------              ---------          --------

Income (loss) before income taxes                  (27,701)            (7,922)                (9,177)           22,198

Provision (benefit) for income taxes                (8,867)            (3,327)                  (350)            9,323
                                                 ---------          ---------              ---------         ---------

Net income (loss)                                  (18,834)            (4,595)                (8,827)           12,875

Preferred stock dividends                            2,028                                     5,978
                                                 ---------          ---------              ---------         ---------

Net income (loss) available to common
   shareholders                                  $ (20,862)         $  (4,595)             $ (14,805)        $  12,875
                                                 =========          =========              =========         =========

Net income (loss) per share:
        Basic                                    $  (1.02)          $   (.22)              $   (.73)         $     .61
        Diluted                                     (1.02)              (.22)                  (.73)               .60

Weighted average number of common and
   common equivalent shares:
        Basic                                       20,413             20,522                 20,377            21,252
        Diluted                                     20,413             20,522                 20,377            21,461










      (See Notes to Consolidated Condensed Financial Statements)

                                             FRANKLIN COVEY CO.
                                     -----------------------------------
                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                  Nine Months Ended
                                                                             ------------------------------
                                                                                  May 27,        May 29,
                                                                                   2000           1999
                                                                                   -----          ----
                                                                                      (unaudited)
Cash flows from operating activities:
     Net income (loss)                                                          $  (8,827)     $  12,875
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                              34,223         31,763
        Other                                                                          11          1,350
        Changes in assets and liabilities, net of effects from
        acquisitions:
           Decrease in accounts receivable                                         45,520         29,799
           Increase in inventories                                                 (1,739)       (15,193)
           Increase in other assets                                                (2,760)        (4,933)
           Decrease in accounts payable and accrued liabilities                    (5,984)       (16,666)
           Increase (decrease) in income taxes payable                                745        (12,527)
                                                                                ---------      ----------
     Net cash provided by operating activities                                     61,189         26,468
                                                                                ---------      ---------
Cash flows from investing activities:
     Acquisition of businesses and earnout payments                               (20,853)       (19,025)
     Proceeds from sale of commercial printing division assets                      6,406
     Purchases of property and equipment                                          (13,479)       (17,849)
     Proceeds from the sale of property and equipment                                 602
                                                                                ---------      ---------
     Net cash used for investing activities                                       (27,324)       (36,874)
                                                                                ---------      ---------
Cash flows from financing activities:
     Net (decrease) increase in short-term borrowings                              (1,396)         8,386
     Proceeds from long-term debt and line of credit                               71,244         30,727
     Payments on long-term debt and capital leases                               (108,667)        (3,528)
     Proceeds from issuance of preferred stock, net                                 4,092
     Payment of preferred dividends                                                (3,950)
     Purchases of common stock for treasury                                        (5,308)       (32,709)
     Proceeds from treasury stock issuance                                          5,877          1,604
                                                                                ---------      ---------
     Net cash (used for) provided by financing activities                         (38,108)         4,480
                                                                                ---------      ---------
Effect of foreign exchange rates                                                      114          1,142
                                                                                ---------      ---------
Net decrease in cash and cash equivalents                                          (4,129)        (4,784)
Cash and cash equivalents at beginning of period                                   26,781         27,760
                                                                                ---------      ---------
Cash and cash equivalents at end of period                                      $  22,652      $  22,976
                                                                                =========      =========
Supplemental disclosure of cash flow information:
     Interest paid                                                              $   5,488      $   8,812
     Income taxes paid                                                              5,422         21,453

     Fair value of assets acquired                                              $  20,853      $  19,025
     Cash paid for net assets                                                     (20,853)       (19,025)
                                                                                ---------      ---------
     Liabilities assumed from acquisitions                                      $   -          $   -
                                                                                ---------      ---------
Non-cash investing and financing activities
     Accrued preferred dividends                                                $   2,028
     Preferred dividends paid with additional shares of preferred stock             1,875
     Notes receivable issued from sale of common stock                                894
     Notes payable issued for the acquisition of business                           6,000

                            (See Notes to Consolidated Condensed Financial Statements)

                               FRANKLIN COVEY CO.
                         ------------------------------
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)



NOTE 1 - BASIS OF PRESENTATION

         Franklin Covey Co. (the "Company") provides integrated training and performance solutions to organizations and individuals in productivity, leadership, sales performance, communication and other areas. Each solution set may include components for training and consulting, assessment and other application tools that are generally available in electronic or paper-based formats. The Company's products and services are available through professional consulting services, public workshops, catalogs, retail stores and the Internet at www.franklincovey.com. The Company's best known products include the Franklin Planner(TM) and the best-selling book,"The 7 Habits of Highly Effective People."

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

         The Company utilizes a modified 52/53 week fiscal year that ends on August 31. The Company's quarterly reporting periods generally consist of 13-week periods that ended on November 27, 1999, February 26, 2000 and May 27, 2000 during fiscal 2000. The quarter ended May 27, 2000 included one less business day, while the nine months ended May 27, 2000 had two less business days, than the corresponding periods of the prior year.

         The results of operations for the quarter and nine months ended May 27, 2000 are not necessarily indicative of results for the entire fiscal year ending August 31, 2000.

         In order to conform with the current period presentation, certain reclassifications have been made in the prior period financial statements.


NOTE 2 - INVENTORIES

         Inventories were comprised of the following (in thousands):

                                        May 27,             August 31,
                                         2000                  1999
                                      ----------            ----------
                                    (unaudited)

        Finished goods                $    42,633           $    42,594
        Work in process                     3,278                 4,186
        Raw materials                      13,370                13,000
                                      -----------           -----------

                                      $    59,281           $    59,780
                                      ===========           ===========

NOTE 3 - RESTRUCTURING COSTS

         During the fourth quarter of fiscal 1999, the Company initiated a plan to restructure its operations, reduce its workforce and formally exit the majority of its leased office space in Provo, Utah. In connection with the restructuring plan, the Company recorded a restructuring charge of $16.3 million during the fourth quarter of fiscal 1999. Included in the restructuring charge were costs to provide severance and related benefits as well as costs to formally exit the leased office space. The following is a summary of the change in accrued restructuring costs for the nine months ended May 27, 2000 (in thousands):


                                                                        Leased Office
                                                  Severance Costs      Space Exit Costs            Total
                                                  -----------------    -----------------    -----------------
        Accrued restructuring costs at
           August 31, 1999                           $    11,600          $     4,600          $    16,200

        Restructuring costs paid (unaudited)              (3,835)              (1,353)              (5,188)

        Adjustments (unaudited)                                                  (402)                (402)
                                                     -----------          -----------          -----------
        Accrued restructuring costs as of
           May 27, 2000 (unaudited)                  $     7,765          $     2,845          $    10,610
                                                     ===========          ===========          ===========

         The cost to provide severance and related benefits covers a planned reduction of 600 employees from all areas of Company operations and corporate support. As of May 27, 2000, a total of 391 employees had left the Company as part of the reduction plan. The following table shows the number of employees in each of the Company's operating segments that have been affected by the reduction plan through May 27, 2000:

                     Operating Segment                              Number of Employees
        ---------------------------------------------    -------------------------------------------

        Consumer Products                                                     114
        Training and Education                                                116
        International                                                          28
        Corporate Support and Other                                           133
                                                                       ----------
                                                                              391
                                                                       ==========

         During the quarter ended May 27, 2000, the Company entered into a sublease agreement for the majority of its leased office space in Provo, Utah. As a result, the Company reduced the accrual for exiting the leased office space by $0.4 million due to less building transition costs than expected. The Company will continue to monitor and adjust its restructuring reserves as necessary.


NOTE 4 - SHAREHOLDERS' EQUITY

         In October 1998, the Company's Board of Directors approved the purchase of up to 2,000,000 shares of the Company's common stock. During the nine months ended May 27, 2000, the Company purchased 678,000 shares of its common stock for a total of $5.3 million. During the quarter ended May 27, 2000, the Company sold 650,000 of these shares of common stock to the management stock loan program (Note 10) for $5.1 million, which was the fair market value of the shares sold. As of May 27, 2000, the Company had approximately 307,000 shares remaining to purchase under the board-authorized plan.

NOTE 5 - COMPREHENSIVE INCOME

         Comprehensive income includes net income (loss) and other revenues, expenses, gains and losses that are excluded from net income (loss) but are included as components of shareholders' equity. Comprehensive income for the Company is as follows (in thousands):

                                                       Quarter Ended                         Nine Months Ended
                                             ----------------------------------      ----------------------------------
                                                  May 27,            May 29,              May 27,            May 29,
                                                   2000                1999                 2000               1999
                                             --------------     ---------------      ---------------    ---------------
                                                        (unaudited)                             (unaudited)
Net income (loss) available to common
shareholders                                     $ (20,862)         $  (4,595)           $ (14,805)         $  12,875

Other comprehensive income (loss):
    Foreign currency translation adjustments          (409)               217                 (108)             1,144
                                                 ---------          ---------            ---------          ---------
Comprehensive income (loss)                      $ (21,271)         $  (4,378)           $ (14,913)         $  14,019
                                                 =========          =========            =========          =========


NOTE 6 - NET INCOME PER COMMON SHARE

         Basic  earnings  per share  ("EPS") is  calculated  by dividing  income
(loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock or the "as converted" method as appropriate. The Diluted EPS calculation for the quarter and nine months ended May 27, 2000 excludes the impact of stock options and preferred stock because they are antidilutive. Incremental shares from the assumed exercise of stock options excluded from the Diluted EPS calculation totaled 94,217 and 89,506 shares for the quarter and nine months ended May 27, 2000, respectively. A total of 134,287 incremental shares were excluded from the Diluted EPS calculation for the quarter ended May 29, 1999. The common share equivalents of the preferred stock, on an "as converted" basis, excluded from the Diluted EPS calculation totaled 5,793,529 at May 27, 2000. Significant components of the numerator and denominator used for Basic and Diluted EPS are as follows (in thousands, except per share amounts):

                                                       Quarter Ended                         Nine Months Ended
                                             ----------------------------------      ----------------------------------
                                                  May 27,            May 29,              May 27,            May 29,
                                                   2000               1999                 2000               1999
                                             --------------     ---------------      ---------------    ---------------
                                                        (unaudited)                             (unaudited)
Net income (loss)                                $ (18,834)         $  (4,595)           $  (8,827)         $  12,875
Preferred dividends                                  2,028                                   5,978
                                                 ---------          ---------            ---------          ---------
Net income (loss) available to common
shareholders                                     $ (20,862)         $  (4,595)           $ (14,805)         $  12,875
                                                 ==========         ==========           ==========         =========
Basic weighted-average
shares outstanding                                  20,413             20,522               20,377             21,252

Incremental shares from assumed
exercises of stock options                                                                                        209
                                                 ---------          ---------            ---------          ---------
Diluted weighted-average shares
outstanding and common stock equivalents            20,413             20,522               20,377             21,461
                                                 =========          =========            =========          =========

Net income per share:
       Basic                                     $  (1.02)          $   (.22)            $   (.73)          $    .61
       Diluted                                      (1.02)              (.22)                (.73)               .60



NOTE 7 - SEGMENT INFORMATION

         The Company has aligned its business operations into the following three operating segments or Strategic Business Units ("SBUs"):

                  o   Consumer Products
                  o   Training and Education
                  o   International

Although the Company is currently in the process of restructuring its operations, the above SBUs remain the primary management tool until the new reporting structure is completed and implemented. The Consumer Products SBU is responsible for distribution of the Company's products through retail stores, catalog sales, mass markets, wholesale channels, government channels and the Internet. The Training and Education SBU, which includes Premier Agendas ("Premier") and personal coaching, is responsible for training, consulting and implementation services, and delivery of products to corporations, business, government and educational institutions. The International SBU is responsible for the delivery of both products and services outside the United States. The "All Others" group consists primarily of Publishers Press, whose commercial division assets were sold effective February 28, 2000. Intersegment sales consist primarily of paper planner sales from Franklin Covey Printing to related Franklin Covey entities, which prepare and package the planners for sale to external customers. Corporate expenses consist primarily of essential internal support services such as finance, legal, information systems, manufacturing and distribution that are allocated to the operational SBUs.

         The Company's chief operating decision-maker is the Chief Executive Officer ("CEO"). Each of the reportable segments and corporate support departments has an executive vice-president who reports directly to the CEO. The Company accounts for its segment information on the same basis as the accompanying consolidated condensed financial statements.

SEGMENT INFORMATION
(in thousands)
                                            Reportable Business Segments
                               --------------------------------------------------------
                                                                                                       Corporate,
                                                 Training                                             Adjustments
QUARTER ENDED                      Consumer        and                                                    and
MAY 27, 2000                       Products     Education   International     Total      All Others   Elimination   Consolidated
---------------------------------------------------------------------------------------------------------------------------------
(unaudited)
Sales to external customers     $    63,030    $    36,405   $     9,925   $   109,360    $   1,399                 $   110,759
Intersegment sales                                                                            6,731    $   (6,731)
Gross margin                         29,878         23,164         6,285        59,327          289        (1,906)       57,710
Stock option purchase and
  relocation costs                                                                                          8,763         8,763
Restructuring costs                                                                                          (402)         (402)
Depreciation and
  amortization                        4,911          5,131           471        10,513          529                      11,042
Segment earnings before
  interest and taxes                 (7,487)        (7,786)       (2,211)      (17,484)        (478)       (9,130)      (27,092)
Segment assets                       75,101        262,318        23,926       361,345       32,791       164,770       558,906


QUARTER ENDED
MAY 29, 1999
---------------------------------------------------------------------------------------------------------------------------------
(unaudited)
Sales to external customers     $    51,661    $    38,941   $    11,214   $   101,816    $   7,451                 $   109,267
Intersegment sales                                                                            8,580    $   (8,580)
Gross margin                         28,073         25,629         6,661        60,363          729        (2,570)       58,522
Depreciation and
  amortization                        3,993          4,668           499         9,160          843                      10,003
Segment earnings before
  interest and taxes                 (2,406)        (2,526)         (590)       (5,522)        (635)           29        (6,128)
Segment assets                       68,011        259,834        27,798       355,643       57,077       169,747       582,467


NINE MONTHS ENDED
MAY 27, 2000
---------------------------------------------------------------------------------------------------------------------------------
(unaudited)
Sales to external customers     $   235,346    $   110,136   $    38,572   $   384,054    $  15,807                 $   399,861
Intersegment sales                                                                           19,397  $    (19,397)
Gross margin                        133,860         70,350        25,315       229,525        1,724        (5,386)      225,863
Stock option purchase and
  relocation costs                                                                                         10,921        10,921
Restructuring costs                                                                                          (402)         (402)
Depreciation and
  amortization                       13,361         14,976         1,389        29,726        1,735                      31,461
Segment earnings before
  interest and taxes                 29,272        (24,637)          709         5,344       (1,144)      (10,112)       (5,912)


NINE MONTHS ENDED
MAY 29, 1999
---------------------------------------------------------------------------------------------------------------------------------
(unaudited)
Sales to external customers     $   210,973    $   113,102   $    39,925   $   364,000    $  22,718                 $   386,718
Intersegment sales                                                                           24,596  $    (24,596)
Gross margin                        125,241         73,408        25,550       224,199        2,125        (2,244)      224,080
Depreciation and
  amortization                       10,957         13,764         1,467        26,188        2,247                      28,435
Segment earnings before
  interest and taxes                 37,772        (11,999)        1,675        27,448       (1,848)        2,877        28,477

          The primary measurement tool in segment performance analysis is earnings before interest and taxes ("EBIT"). Other significant non-recurring charges, consisting primarily of stock option purchases, costs to relocate the sales force and restructuring charges, are not allocated to SBUs to enhance comparability. Interest expense is primarily generated at the corporate level and is not allocated to the reporting segments. Income taxes are likewise calculated and paid on a corporate level (except for entities that operate within foreign jurisdictions and are not allocated to reportable segments. A reconciliation of reportable segment EBIT to consolidated EBIT is presented below:

                                            Quarter Ended                       Nine Months Ended
                                   ----------------------------------    ----------------------------------
                                       May 27,            May 29,            May 27,             May 29,
                                        2000               1999               2000                1999
                                    --------------     --------------     ---------------     -------------
                                             (unaudited)                           (unaudited)
Reportable segment
   EBIT                              $  (17,484)        $   (5,522)        $    5,344          $   27,448
All others EBIT                            (478)              (635)            (1,144)             (1,848)
   Corporate items:
      Stock option purchase
         and relocation costs            (8,763)                              (10,921)
      Restructuring costs                   402                                   402
      Intercompany rent charges           1,643              1,711              5,065               5,133
      Other                              (2,412)            (1,682)            (4,658)             (2,256)
                                  -------------      -------------      -------------       -------------
Consolidated EBIT                    $  (27,092)        $   (6,128)        $   (5,912)         $   28,477
                                  =============      =============      =============       =============

         Other corporate items are comprised primarily of unallocated manufacturing costs and other eliminated or unallocated intercompany amounts. During the first quarter of fiscal 2000, the Company revised pricing on intercompany planner sales, resulting in a change to segment operations. The effects of the pricing change on the prior year were not practically estimable and prior year segment results have not been restated to reflect the change.

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


NOTE 8 - SALE OF PUBLISHERS PRESS COMMERCIAL DIVISION ASSETS

         Effective February 28, 2000, the first day of the quarter ended May 27, 2000, the Company sold the assets and substantially all of the business of its commercial printing division of Publishers Press. The Company has retained printing operations related to the production of its planners and other related products (now "Franklin Covey Printing"). The final sale price, after adjustments under terms of the purchase agreement, was $13.4 million and consisted of $11.0 million in cash and a $2.4 million note payable to the Company over 5 years. The note payable is secured by property and other assets specified in the purchase agreement. The Company recognized a $0.3 million gain from the sale of these assets, which is included as a component of other income in the accompanying Consolidated Condensed Statement of Operations.


NOTE 9 - STOCK OPTION PURCHASE AND RELOCATION COSTS

         During the quarter and nine months ended May 27, 2000, the Company has incurred and expensed $8.8 million and $10.9 million, respectively, for other costs related to its restructuring plan which were not specific to severance or leased office space exit costs. These costs were primarily comprised of charges related to the stock option tender offer and other purchases of outstanding stock options, and to relocate salespeople to new regional sales offices. As these costs are non-recurring in nature, they have been included as a separate expense component in the accompanying Consolidated Condensed Statement of

Income. During fiscal 2000, the Company has been actively purchasing outstanding stock options in an effort to reduce the potentially dilutive effect of the options on the Company's capital structure. As part of this strategy, the Company filed Form SC TO-I, Schedule to Tender Offer Statement Under Section 13(E)(I) of the Securities Exchange Act of 1934, with the SEC on March 15, 2000 (final amendment filed on May 8, 2000). The tender offer expired on May 3, 2000 with a total of 2,319,000 shares tendered. Under terms of the offer, the Company paid cash for the outstanding options, which were priced using a market valuation methodology. The total cost of the tender offer was $6.9 million. In addition to the tender offer, the Company had previously purchased outstanding stock options of both current and former employees. The total cost of options purchased during the quarter ended May 27, 2000 was $7.6 million. As a result of the tender offer and previous purchases of option shares, the Company has reacquired 3,314,000 shares at a total cost of $8.7 million during fiscal 2000. The remaining $1.2 million and $2.2 million of expense incurred during the quarter and nine months ended May 27, 2000, respectively, relates primarily to the relocation of sales associates to eight regional sales offices. At June 30, 2000, six of the regional sales offices were operational and the Company expects the remaining two to be operational by the end of July 2000. As the Company continues to implement its restructuring plan, the Company may incur additional relocation and related expenses through the remainder of fiscal 2000.


NOTE 10 - MANAGEMENT COMMON STOCK LOAN PROGRAM

         During the quarter ended May 27, 2000, the Company announced the implementation of an incentive-based compensation program that includes a loan program from external lenders. The program gives management of the Company the opportunity to purchase shares of the Company's common stock on the open market, and from shares recently purchased by the Company, by borrowing on a full-recourse basis from the external lenders. The Company has facilitated the loans to individuals by providing a guarantee to the lenders extending the loans and has paid $0.2 million for documentation, legal and other bank fees. The program will total approximately $31.0 million and the Company will facilitate the purchase of open-market shares to ensure compliance with appropriate SEC trading rules and regulations. As of May 27, 2000, the Company was still in the process of acquiring shares of its common stock to complete the loan program.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management's Discussion and Analysis included in the Company's Annual Report to Shareholders for the year ended August 31, 1999.


RESULTS OF OPERATIONS

         The following table sets forth the sales of the Company's SBUs for the periods indicated (dollars in thousands):

                                            Quarter Ended                                 Nine Months Ended
                             --------------------------------------------    --------------------------------------------
                                May 27,         May 29,                         May 27,          May 29,
                                 2000            1999          Variance %        2000             1999         Variance %
                                ------          ------                          ------           ------
                                      (unaudited)                                     (unaudited)

Consumer Products              $   63,030      $   51,661          22        $  235,346      $  210,973             12
Training and Education             36,405          38,941          (7)          110,136         113,102             (3)
International                       9,925          11,214         (11)           38,572          39,925             (3)
Other                               1,399           7,451         (81)           15,807          22,718            (30)
                               ----------      ----------                    ----------      ----------
                               $  110,759      $  109,267           1        $  399,861      $  386,718              3
                               ==========      ==========                    ==========      ==========

         The SEC recently released Staff Accounting Bulletin ("SAB") No. 101, which specifies rules for revenue recognition. The Company is currently assessing the impact of adopting SAB No. 101, which will be effective during the Company's fiscal year ending August 31, 2001.


Quarter Ended May 27, 2000 Compared with the Quarter Ended May 29, 1999
-----------------------------------------------------------------------

         Consumer  Products  sales  increased  $11.4  million,  or  22  percent, compared to the prior year. Sales increases from the Company's retail stores, wholesale channels and the Internet were partially offset by decreased sales from government products and the catalog. Retail store sales increased due to three additional stores and a 23 percent increase in comparable store sales. As of May 27, 2000, the Company was operating 128 retail stores compared to 125 stores at May 29, 1999. Comparable store sales growth was primarily driven by increased sales of electronic handheld products, such as the Palm V(TM) by Palm Inc., bundled with the Company's Franklin Planner(TM) software, as well as sales of related accessories. Sales of handheld electronic devices through various Company channels represented a significantly larger percentage of Consumer Product sales compared to the prior year. As the popularity of handheld electronic devices continues to increase, the Company anticipates further sales growth from these devices. However, future sales growth is dependent upon a number of factors, including the availability of handheld electronic devices from manufacturers and the introduction of new products by competitors. The Company also had increased sales from its wholesale channels (including the contract stationer channel) primarily due to increased demand from its marketing and distribution agreements, the successful introduction of new products and the addition of new distribution contracts. Increased Internet sales were the result of continuing changes in general consumer buying habits, ongoing improvements to the Company's electronic commerce infrastructure and web site at www.franklincovey.com, and special promotions advertised on the web site and in the Company's catalogs. Increased sales in these channels were partially offset by decreased sales from government products and the catalog. Government product sales have decreased primarily due to continued uncertainties surrounding the potential closure of certain General Services Administration ("GSA") depots and service centers. Catalog sales continue to be unfavorably affected by increased Internet channel sales, which the Company attributes to continuing changes in consumer buying preferences. However, Internet sales combined with catalog sales increased 14 percent compared to the prior year.

         Training and Education sales decreased by $2.5 million, or 7 percent, compared to the prior year. Increased sales training and leadership program sales were offset by decreased sales from productivity programs and the Company's personal coaching division. Increased sales training revenue was due to new contracts and increased demand for sales performance seminars taught by Khalsa Associates, which was acquired in fiscal 1999. Increased leadership seminar sales are the result of improved organizational sales and related business development program sales. Productivity seminar sales decreased compared to the prior year principally due to the timing of special customized orders in the prior year and continued sales force disruptions due to organizational changes and relocation of the sales force to regional sales offices. As of June 30, 2000 the Company had opened six of eight planned regional sales offices, and the Company anticipates having all regional sales offices open by the end of July 2000. In addition to relocating existing sales people to the new offices, the Company is actively engaged in hiring new sales associates to improve sales opportunities. As the Company continues to relocate and reorganize its sales force, sales of productivity and leadership seminars may continue to be adversely affected. Decreased personal coaching sales were primarily due to decreased demand for coaching on one of its major client's programs.

         International sales decreased $1.3 million, or 11 percent, compared to the prior year. Increased sales from Canada were offset by decreases in Australia, Japan, the Middle East, Mexico and New Zealand. Increased sales in Canada were primarily due to increased training sales resulting from additional sales personnel that were recently hired to expand Company operations in Canada. Decreased sales in Australia were due to training volume decreases at one of Australia's largest customers and the timing of speaking engagements by Stephen
R. Covey, which increased training sales in the prior year. Sales in Japan declined primarily due to the discontinuance of the publishing business and lower training sales. The Company is in the process of reorganizing its sales force in Japan, and may continue to experience decreased training sales through the remainder of fiscal 2000. Decreased sales in the Middle East were due to the Company changing its business strategy in the Middle East from a direct office to a licensee operation. The Company now receives a royalty based upon a percentage of the licensee's sales rather than recognizing 100 percent of region sales. Decreased sales in Mexico and New Zealand were primarily due to decreased training sales resulting from restructuring activities in those countries.

         Other sales, which consist primarily of the Company's commercial printing and tabbing services, decreased $6.1 million, or 81 percent, compared to the prior year. The decrease was due to the sale of the commercial printing division of Publishers Press, which was sold effective February 28, 2000, the first day of the quarter ended May 27, 2000.

         Gross  margin was 52.1  percent of sales for the  quarter,  compared to
53.6 percent in the prior year. Consistent with prior quarters, the Company's gross margin was unfavorably affected by changes in the product mix, decreased training sales and increased wholesale channel sales. As described above, the Company experienced increased sales of handheld electronic devices during the quarter. These handheld devices have gross margins that are lower than the majority of the Company's other products and services. As sales of handheld electronic devices continue to grow, and increase as a percentage of total Company sales, further gross margin erosion may occur. In addition, decreased sales of higher margin training programs also unfavorably affected the Company's gross margin. Increased sales through wholesale channels continues to adversely affect the Company's gross margin through contracted pricing terms that have produced increased sales volume, but at lower margins.

         Selling, general and administrative ("SG&A") expenses increased $10.8 million, to 59.0 percent of sales, compared to 50.0 percent in the prior year. The increase was primarily due to ongoing development of electronic-based products, electronic commerce channels, spending to support expected growth in the Premier business, newly acquired businesses, increased promotional expenses, increased consulting costs associated with new projects and incentive programs at the retail stores. These increases were partially offset by a decrease in core associate costs as a result of headcount reduction efforts. Consistent with prior quarters of fiscal 2000, the Company continued to aggressively invest in the development and marketing of new electronic-based products, online training programs and various application tools. Due to the significant increase in handheld electronic devices and related accessories, the Company has also increased its customer support services for these products. In addition, the Company has continued to improve its electronic commerce infrastructure to meet changing consumer preferences and has committed significant resources to the development of its Internet web site and other online products and services, such as Franklinplanner.com. The Company believes that the development of online products and services, combined with an efficient e-commerce base will enable it to achieve a competitive advantage in the future by providing a variety of tools in various formats to enable organizations and individuals to craft effective solutions to meet their needs. Premier, which develops and produces planners and other solutions in the educational market, increased its SG&A spending as a result of a new regional office and additional headcount necessary to support expected growth in fiscal 2000 and beyond. The purchases of the Professional Resources Organization and DayTracker.com, which were acquired during fiscal 2000, have also resulted in increased total SG&A expenses compared to the prior year. The Company also increased its promotional spending, primarily for catalogs and direct mailings, to advertise new products and to improve public program sales. As part of the Company's restructuring plan, consultants have been engaged to assist the Company with projects such as improving brand recognition, improving collection of accounts receivable, expanding European operations and other related projects that are designed to position the Company for profitable growth in the future. Incentive programs, linked to the sale of handheld electronics and related accessories, at the Company's retail stores also had an unfavorable impact on SG&A expenses during the quarter.

         During the quarter ended May 27, 2000, the Company announced a tender offer to purchase all outstanding options to purchase the Company's common stock priced at $12.25 per share and higher. Under terms of the offer, the Company paid cash for the outstanding options, which were priced using a market valuation methodology. A total of 2,319,000 shares were tendered in connection with the offer at a total cost of $6.9 million. In addition to the tender offer, the Company had previously purchased outstanding stock options of both current and former employees. The total cost of options purchased during the quarter ended May 27, 2000 was $7.6 million. Another $1.2 million was expensed during the quarter primarily related to the relocation of the sales force to eight new regional sales offices. Partially offsetting these expenses, the Company reduced its leased office space exit accrual by $0.4 million as a result of favorable transition costs associated with the sublease agreement for the majority of the Company's leased office space located in Provo, Utah. As the Company continues to implement its restructuring plan, additional relocation and related expenses may be incurred throughout the remainder of fiscal 2000.

         Depreciation charges increased by $0.4 million over the prior year, primarily due to the purchase of computer hardware and software, the addition of leasehold improvements in new stores and leased office space, office furniture and fixtures, and manufacturing machinery and equipment. Amortization charges increased by $0.7 million, primarily due to the amortization of contingent earnout payments made to the former owners of Premier and personal coaching, as well as the acquisition of DayTracker.com.

         Effective February 28, 2000, the Company sold the assets of the commercial printing division of Publishers Press. The Company retained printing operations related to the manufacture of its planners and related paper products. The sales price was $13.4 million, which was paid in cash and a secured promissory note for $2.4 million. The Company recognized a $0.3 million gain on the sale, which has been included as a component of other income in the accompanying Condensed Consolidated Statement of Operations.

         Income tax benefit was recognized based upon estimated taxable income for the remainder of fiscal 2000 and the effects of non-deductible goodwill amortization on the Company's effective tax rate. Non-deductible goodwill amortization from previous acquisitions and related contingent earnout payments has an unfavorable impact on the Company's tax rate as taxable income declines.


Nine Months Ended May 27, 2000 Compared to the Nine Months Ended May 29, 1999
-----------------------------------------------------------------------------

         Consumer  Products  sales  increased  $24.4  million,  or  12  percent, compared to the prior year. Sales increases from the Company's retail stores, wholesale channels and the Internet were partially offset by sales decreases from the catalog, mass market and government products channels. Retail store sales increased primarily due to the addition of three new stores and a 14 percent increase in comparable store sales. Retail store sales increases were primarily driven by increased sales of handheld electronic devices and related accessories. The Company also had increased sales from its wholesale channels (including the contract stationer channel) resulting from increased demand, new product introductions and new distribution agreements. Sales from the Internet channel have increased primarily due to general changes in consumer buying habits and ongoing enhancements to the Company's electronic commerce infrastructure and web site. Increased sales from these channels were partially offset by decreased sales from the catalog, mass market and government products channels. Catalog sales continue to be adversely affected by a shift in consumer buying habits that has resulted in increased Internet sales. However, catalog sales combined with sales through the Internet have increased 7 percent over the prior year. Sales through the mass-market channel decreased due to the termination of an agreement with a mass-market distributor. As a result of unfavorable performance in the mass-market channel, the Company has thus far declined to initiate further mass-marketing agreements in fiscal 2000. Government product sales continue to be adversely affected by uncertainties surrounding the potential closure of GSA depots and service centers.

         Training and Education sales decreased by $3.0 million, or 3 percent, compared to the prior year. Increased sales from Premier, sales training and leadership programs were offset by decreases in productivity programs and at personal coaching. Premier recognized increased sales, primarily during the first quarter of fiscal 2000, due to the timing of school agendas shipped. Increased sales training was due to the fiscal 1999 acquisition of Khalsa Associates, a leading sales training company, which has experienced increasing sales since its acquisition. Leadership programs have increased primarily due to improved organizational program sales and related Business Development program sales. Productivity seminar sales decreased due to the timing of special customized orders in the prior year and by ongoing organizational restructuring activities and the relocation of sales associates to new regional sales offices. As of June 30, 2000, six of eight regional sales offices were operational, and the Company expects the remaining two offices to be operational by the end of July 2000. The adverse effects on seminar sales of relocating and reorganizing the sales force are expected to continue throughout the remainder of fiscal 2000. Personal coaching sales decreased primarily due to decreased demand for coaching on one of its client's programs.

         International sales decreased by $1.4 million, or 3 percent, compared to the prior year. Increased sales from Canada and Mexico were offset by decreased sales from Australia, Japan, and the Middle East. Increased sales in Canada were primarily due to increased training sales resulting from additional sales personnel that were recently hired to expand Company operations in Canada, while Mexico's sales increased primarily due to retail store sales growth and marketing initiatives designed to improve product recognition in the Mexico City business district. Decreased sales in Australia were due to training volume decreases at one of Australia's largest customers and the timing of speaking engagements by Stephen R. Covey, which increased training sales in the prior year. Sales in Japan declined primarily due to the discontinuance of the publishing business and lower training sales. The Company is also in the process of reorganizing its sales force in Japan, and may continue to experience decreased training sales through the remainder of fiscal 2000. Decreased sales in the Middle East were primarily due to the Company changing its business strategy in the Middle East from a direct office to a licensee operation. The Company now receives a royalty based upon a percentage of the licensee's sales rather than recognizing 100 percent of region sales.

         Other sales, which consist primarily of the Company's commercial printing services, decreased $6.9 million, or 30 percent, compared to the prior year. The decrease was due to the sale of the assets of the commercial printing division of Publishers Press, which was effective February 28, 2000.

         Gross margin declined to 56.5 percent of sales, compared to 57.9 percent in the prior year. The Company's gross margin continues to be adversely affected by changes in product mix, decreased training sales and increased wholesale channel sales. As described above, the Company has recognized significantly increased sales of handheld electronic devices and accessories that typically have gross margins which are lower than the majority of the Company's other products and services. Decreased sales of higher margin training programs have also unfavorably affected the Company's gross margin during fiscal 2000. Increased sales through the Company's wholesale channels continues to erode the Company's overall gross margin due to contracted pricing terms that have produced increased sales volume, but at lower gross margins.

         Selling, general and administrative expenses increased $22.6 million to
47.5 percent of sales, compared to 43.2 percent of sales in the prior year. The increase was primarily due to the ongoing development of electronic-based products, electronic commerce channels, growth in the Premier business, newly acquired businesses, additional promotional spending and increased consulting costs. These increases were partially offset by a decrease in core associate costs as the result of an overall reduction in headcount. During fiscal 2000, the Company aggressively invested in the development and marketing of new electronic-based products, online training programs and various application tools. In addition, the Company has continued to incur costs to improve its electronic commerce infrastructure to meet changing consumer preferences and has committed significant resources to the development of its Internet web site and other online products and services, such as Franklinplanner.com. Premier, which develops and produces planners and other solutions in the educational market, increased its SG&A spending as a result of a new regional office and the hiring of additional associates to support expected growth in fiscal 2000 and beyond. Total SG&A expenses have also increased due to the acquisitions of Professional Resources Organization and DayTracker.com, both of which were acquired in fiscal 2000. The Company increased its promotional spending, primarily for catalogs and direct mailings, to advertise new products and public seminar programs. During the nine months ended May 27, 2000, the Company also initiated several new projects related to areas such as improving brand recognition, improving collection of accounts receivable and the expansion of European operations to position the Company for profitable growth. The Company has incurred, and will continue to incur during fiscal 2000, consulting costs necessary to complete these projects.

         During the nine months ended May 27, 2000, the Company expensed $10.9 million of additional costs primarily to reacquire outstanding stock options and to relocate salespeople to eight new regional sales offices. Of this amount,
$8.7 million was used to purchase outstanding stock options, including $6.9 million in connection with the previously mentioned tender offer. As a result of the tender offer and previous purchases of option shares, the Company has reacquired 3,314,000 shares at a total cost of $8.7 million during fiscal 2000.

The remaining $2.2 million of expense incurred during the nine months ended May 27, 2000, relates primarily to the relocation of sales associates to eight new regional sales offices. At June 30, 2000, six of the regional sales offices were operational and the Company expects the remaining two to be operational by the end of July 2000. As the Company continues to implement its restructuring plan, the Company may incur additional relocation and related expenses throughout the remainder of fiscal 2000.

         Depreciation charges increased by $1.4 million over the prior year, primarily due to the purchase of computer hardware and software, manufacturing equipment and the addition of leasehold improvements in new stores and regional sales offices. Amortization charges increased by $1.6 million, primarily due to the amortization of contingent earnout payments made to the former owners of Premier and personal coaching, and the acquisition of DayTracker.com.

         Effective February 28, 2000, the Company sold the assets of the commercial printing division of Publishers Press. The Company retained printing operations related to the manufacture of its planners and related forms. The sales price was $13.4 million, which was paid in cash and a secured promissory note for $2.4 million. The Company recognized a $0.3 million gain on the sale of these assets, which has been included as a component of other income in the accompanying Condensed Consolidated Statement of Operations.

         Income tax benefit was recognized based upon estimated taxable income for the remainder of fiscal 2000 and the effects of non-deductible goodwill amortization on the Company's effective tax rate. Non-deductible goodwill amortization from previous acquisitions and related contingent earnout payments has an unfavorable impact on the Company's tax rate as taxable income declines.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of capital have been net cash provided by operating activities, long-term borrowings and line of credit financing. Working capital requirements have also been financed through short-term borrowing and line-of-credit financing. In addition to these sources, the Company issued 750,000 shares of Series A preferred stock for $75.0 million in cash to a private investor during the fourth quarter of fiscal 1999. In connection with the issuance of the preferred stock, the Company filed a registration statement with the SEC related to a subscription offering for up to an additional 750,000 shares of preferred stock. Shareholders of record on November 8, 1999 received a non-transferable right to purchase one share of preferred stock for every 27 common shares owned, at a subscription price of $100 per share. The preferred stock offered to shareholders was substantially identical to the preferred stock issued during fiscal 1999 to the private investor. The subscription offering closed on November 30, 1999 with 42,338 shares of Preferred Stock purchased under terms of the subscription offering. Net proceeds from the subscription offering totaled $4.1 million.

         Net cash provided by operating activities during the nine months ended May 27, 2000 was $61.2 million, compared to $26.5 million in the prior year. Adjustments to net loss included $34.2 million of depreciation and amortization charges. The main source of cash from operations was the collection of accounts receivable primarily from Premier, which has seasonally high sales during the Company's fourth fiscal quarter, and the Company's core operations. The chief use of cash was the payment of accounts payable and accrued liabilities, primarily due to the seasonal nature of Premier's operations.

         Net cash used for investing activities totaled $27.3 million during the first nine months of fiscal 2000, compared to $36.9 million in the prior year. Of this amount, $13.5 million was used to purchase computer hardware and software, manufacturing equipment, leasehold improvements and other property and equipment. The Company used $16.3 million of cash to pay contingent earnout payments to the former owners of Premier and personal coaching and $4.5 million to purchase the operations of Professional Resources Organization and DayTracker.com. During the quarter ended May 27, 2000, the Company sold the assets of the commercial printing division of Publishers Press for $11.0 million in cash and a $2.4 million secured note receivable. Net cash proceeds from the sale totaled $6.4 million.

         Net cash used for financing activities during the first nine months of fiscal 2000 was $38.1 million compared to net cash proceeds of $4.5 million in the prior year. The primary source and use of financing cash was related to the retirement of certain notes payable and the expansion of the Company's line of credit. At August 31, 1999, the Company had $85.0 million of senior unsecured notes payable (the "Notes Payable") outstanding. The Notes Payable required the Company to maintain certain financial ratios and net worth levels until the Notes Payable were paid in full. Due to restructuring charges in the fourth quarter of fiscal 1999, the Company was not in compliance with the terms of the Notes Payable at August 31, 1999. The Company did not obtain a waiver on the terms of the Notes Payable, and during the first quarter of fiscal 2000 the Notes Payable were retired at par plus accrued interest. Also during the first quarter of fiscal 2000, the Company obtained a new line of credit from existing lenders that maintained the Company's $10.0 million short-term line of credit, but increased the long-term line of credit to $100.0 million. The Company utilized existing cash and its expanded line of credit to retire the Notes Payable during the first quarter. The new line of credit requires the Company to maintain certain financial ratios and minimum net worth levels, excluding the impact of the fiscal 1999 restructuring charges and the effects of stock options purchased in connection with the tender offer during the third quarter of fiscal 2000. As of May 27, 2000, the Company was in compliance with the terms of the line of credit. The new line of credit agreement bears interest at the lesser of the prime rate or the LIBOR rate plus 1.5%, and expires October 1, 2001. During fiscal 2000, the Company purchased 678,000 shares of its common stock for treasury at a cost of $5.3 million. The Company also received proceeds totaling $5.9 million from the sale of treasury shares, primarily to the management stock loan program and the Company's employee stock purchase plan. All shares sold to the management stock purchase program were sold at fair market value. During the nine months ended May 27, 2000, the Company paid $3.5 million in cash for dividends on outstanding shares of preferred stock. At May 27, 2000, the Company had $2.0 million of accrued preferred stock dividends that were subsequently paid in cash.

         Going forward, the Company will continue to incur costs necessary for the development of online products, e-commerce channels, strategic acquisitions and joint ventures, retail store buildouts and renovations, regional office leasehold improvements, the purchase of certain outstanding options and other costs related to the restructuring and growth of the business. Cash provided by operations, available lines of credit and other financing alternatives will be used for these expenditures. Management anticipates that its existing capital resources will be sufficient to enable the Company to maintain its current level of operations and its planned internal growth for the foreseeable future. The Company also continues to pursue additional financing alternatives as it repositions itself for future opportunities.


            "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES
                      LITIGATION REFORM ACT OF 1995
                      -----------------------------

         With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. Such uncertainties include, but are not limited to, unanticipated developments in any one or more of the following areas: the integration of acquired or merged businesses, management of growth, unanticipated costs, delays or outcomes relating to the Company's restructuring plan, availability of financing sources, dependence on products or services, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, pending and threatened litigation, and other risk factors which may be detailed from time to time in the Company's press releases, reports to shareholders and in filings with the SEC.

         These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results will differ and may differ materially from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the business risks described in the Company's Annual Report on Form 10-K for the year ended August 31, 1999 and elsewhere in the Company's filings with the SEC.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK OF FINANCIAL INSTRUMENTS

         The Company has exposure to market risk from foreign currency exchange rates and changes in interest rates. To manage the volatility related to currency exchange rates, the Company has entered into limited derivative transactions to manage well-defined foreign exchange risks. However, the notional amount of the exchange contracts is immaterial and any default by counterparties, although unlikely, would have an insignificant effect on the Company's financial statements. As the Company continues to expand internationally, the Company's use of foreign exchange contracts may grow in order to manage the foreign currency risks to the Company. As of May 27, 2000, the Company had not entered into derivative instruments to hedge its exposure to interest rate risk.

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

Item 5.   Other information:
          Not applicable

Item 6.   Exhibits and Reports on Form 8-K:

          (A)  Exhibits:

               10.1 Partnership  Interest  Purchase  Agreement  between Franklin
                    Covey Co. and Daytracker.com dated December 8, 1999 (filed as exhibit 10.1 in the Company's Quarterly Report on Form 10-Q dated November 27, 1999 and incorporated herein by reference).

               10.2 Schedule to Tender Offer Statement Under Section 13(E)(I) of
                    the Securities Exchange Act of 1934 (filed on Form SC TO-I with the Securities and Exchange Commission on March 15, 2000, including amendments and incorporated herein by reference).

               10.3 Asset  Purchase  Agreement  By and Among  Publishers  Press,
                    Inc., Franklin Covey Co., and Western Impressions Corporation, dated as of February 15, 2000 (filed as exhibit
                    10.3 in the Company's Quarterly Report on Form 10-Q dated February 26, 2000 and incorporated herein by reference).

               27.  Financial Data Schedule (filed herewith).

          (B)  Reports on Form 8-K: Not applicable.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FRANKLIN COVEY CO.


Date:  July 11, 2000           By:  /s/  Robert A. Whitman
     -------------------            --------------------------------------------
                                    Robert A. Whitman
                                    Chief Executive Officer



Date:  July 11, 2000           By:   /s/ J. Scott Nielsen
     --------------------          ---------------------------------------------
                                    J. Scott Nielsen
                                    Chief Accounting Officer