Form 10-K
period 2000-08-31
FRANKLIN COVEY CO
filed 2000-11-29
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant on November 1, 2000, based upon the closing sale price of the Common Stock of $8.25 per share on that date, was approximately $140,803,583. Shares of the Common Stock held by each officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded.

     As of November 1, 2000, the Registrant had 20,643,182 shares of Common Stock outstanding.

     Parts of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Shareholders, which is scheduled to be held on January 12, 2001, are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------

                              INDEX TO FORM 10-K

                                                                                                       Page

PART I  ................................................................................................ 3

Item 1.    BUSINESS..................................................................................... 3
           GENERAL ..................................................................................... 3
           FRANKLIN COVEY PRODUCTS...................................................................... 5
              Paper Planners ........................................................................... 5
              Electronic Solutions  .................................................................... 5
              Agendas  ................................................................................. 6
              Binders .................................................................................. 6
              Personal Development Products............................................................. 6
           TRAINING, FACILITATION AND CONSULTING SERVICES............................................... 7
              Training and Education Programs ...........................................................7
              Personal Coaching .........................................................................8
           SALES AND MARKETING.......................................................................... 9
              Domestic Consumer Products ............................................................... 9
              Domestic Training and Education Sales ....................................................10
              International Operations .................................................................11
              Other Revenues ...........................................................................11
           STRATEGIC DISTRIBUTION ALLIANCES.............................................................12
           CLIENTS .....................................................................................12
           COMPETITION..................................................................................12
              Training  ................................................................................12
              Consulting................................................................................12
              Products  ................................................................................12
           MANUFACTURING AND DISTRIBUTION ..............................................................13
           TRADEMARKS, COPYRIGHTS AND INTELLECTUAL PROPERTY.............................................14
           EMPLOYEES....................................................................................14

Item 2.    PROPERTIES...................................................................................14

Item 3.    LEGAL PROCEEDINGS............................................................................15

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................15

PART II  ...............................................................................................16

Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.....................16

Item 6.    SELECTED FINANCIAL DATA......................................................................16

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........17

Item 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................31

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................32

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........61

PART III  ..............................................................................................61

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................61

Item 11.   EXECUTIVE COMPENSATION.......................................................................61

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................61

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................61

PART IV  ...............................................................................................62

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..............................62

           (a)    Documents Filed.......................................................................62
                  1.   Financial Statements.............................................................62
                  2.   Exhibit List.....................................................................62
           (b)    Reports on Form 8-K...................................................................64
           (c)    Exhibits..............................................................................64
           (d)    Financial Statement Schedule..........................................................64


SIGNATURES .............................................................................................65


                                     PART I


Item 1.  BUSINESS

GENERAL

     Franklin Covey Co. (the "Company" or "Franklin Covey") is an international learning and performance solutions company dedicated to helping individuals and organizations to become measurably more effective. To achieve that goal, the Company provides training and education programs, consulting services, educational materials, publications, assessment and measurement tools, implementation processes, application tools and products designed to help individuals and organizations to be measurably more effective. Franklin Covey focuses its efforts on providing solutions in five main areas: Productivity, Leadership, Communications, Education and Sales. The Company provides training and education, consulting services and products designed to improve organizational effectiveness, leadership skills, written and oral business communication skills, sales skills, student achievement and performance skills. The Company also measures the impact of training investments. Effectiveness solutions are delivered through Company owned retail stores, its own catalog operations, training seminars, computer-based training and planning services, its own Internet sites, clients' and partners' Intranet sites, sales to educational institutions and through consulting services. To facilitate implementation of the principles it teaches, the Company produces and/or markets a number of tools and curricula such as the Franklin Planner(R), PALM(R) and other handheld electronic organizers, Agendas, What Matters Most and 7 Habits of Highly Effective People training seminars, CD ROM's, Personal Coaching and custom projects.

     One of the mainstay staple tools that assists clients in implementing effectiveness training is the Franklin Planning System. The original Franklin Planner consists of a paper-based, two-page per day Franklin Covey planning system combined with a seven-ring binder, a variety of planning aids, weekly, monthly and annual calendars and personal management sections. The Franklin Planner can also be purchased in one-page per day or two-page per week versions. The Company offers various forms and accessories that allow users to expand and customize their Franklin Planner. Franklin Covey markets the Franklin Planner and accessory products directly to organizations, through its catalog, its retail stores, its e-commerce Internet site at www.franklincovey.com and through third party channels. A significant percentage of the users of the original Franklin Planner continue to purchase a renewal planner each year, creating substantial recurring sales. The Company has also made the Franklin Planning System available in desktop software and as an add-on to handheld organizers, such as the popular PALM(R) Computing organizer and Compaq's(R) iPAQ(TM) Pocket PC(R). The Company also provides an extension to Microsoft Outlook(R) that incorporates Franklin Planning productivity principles into the Outlook calendar system. An on-line version of the Franklin Planner has recently been introduced at www.franklincoveyplanner.com that synchronizes voicemail, email, note-taking and calendaring into both the paper-based system and the electronic handheld and desktop versions of the system.

     The principles taught in the Company's curriculum have also been published, in many cases, in book and audio tape form. Books sold by the Company include The 7 Habits of Highly Effective People, Principle-Centered Leadership, First Things First, The 7 Habits of Highly Effective Families, Nature of Leadership and Living the 7 Habits, all by Stephen R. Covey, The 10 Natural Laws of Time and Life Management and What Matters Most by Hyrum W. Smith, The Power Principle by Blaine Lee and The 7 Habits of Highly Effective Teens, by Sean Covey. These books, as well as audio tape versions of many of these products, are sold through general retail channels, as well as through the Company's own catalog, its e-commerce web site www.franklincovey.com and its retail stores.

     Domestic consumer product sales, consisting primarily of products relating to the Franklin Planning System , accounted for 52 percent of the Company's sales during the year ended August 31, 2000.

     Franklin Covey provides its effectiveness solutions to business, industry, educational institutions, government entities, communities and individuals. The Company sells its services to the organizational market through its own direct sales force. The Company delivers its training services to organizations in one of four ways:

1. Franklin Covey consultants provide on-site consulting or training classes for organizations. In these situations, the Franklin Covey consultant can tailor the curriculum to the client's specific business and objectives.

2. The Company also conducts public seminars in more than 200 cities throughout the United States, where organizations can send their employees in smaller numbers. These public seminars are also marketed directly to the public through the Company's catalog, e-commerce web-site, retail stores, and by direct mail.

3. The Company's programs are also designed to be facilitated by licensed professional trainers and managers in client organizations, reducing dependence on the Company's professional presenters, and creating continuing revenue as participant materials are purchased for trainees by these facilitators.

4. Franklin Covey recently launched a new series of training modules known as Productivity in the Digital Age Learning Library. These learning modules are delivered in five ways: computer-based, on-line, in booklet form, audio or live in new training centers installed in certain retail stores. They are designed for individuals and to aid organizations in delivering Franklin Covey effectiveness principles to individuals throughout their organizations. The computer-based training provides on-demand modularized learning and ties with the Company's personal productivity systems which are integrated across various platforms and mediums.

     In fiscal 2000, the Company provided products and services to 83 of the Fortune 100 and more than 75 percent of the Fortune 500 companies. The Company also provides its products and services to a number of U.S. and foreign governmental agencies, including the U.S. Department of Defense, as well as numerous educational institutions.

     Domestic training and education sales accounted for 37 percent of the Company's sales, representing approximately 560,000 individuals trained, during the year ended August 31, 2000.

     The Company also provides products, consulting and training services internationally, either through directly operated offices, or through licensed providers. At August 31, 2000, Franklin Covey had direct operations in Canada, Japan, Australia, New Zealand, Mexico, Belgium, Brazil and the United Kingdom. The Company also had licensed operations in 31 countries. During the year ended August 31, 2000, the total sales of the direct operations and royalties from the licensed operations were $50 million and accounted for 9 percent of total Company revenues.

     In January 1999, the Company acquired the assets of Khalsa Associates, a leading sales training company. In July 1999, Microsoft(R) announced that it had signed an agreement with Franklin Covey to train its world-wide sales force and its 21,000 sales channel partners utilizing Franklin Covey's unique consultative sales training program.

     In September 1999, the Company acquired the assets of the Professional Resources Organization (the Jack Phillips Group), a leading measurement assessment firm specializing in measuring the impact and return on investment in training and consulting.

     In December 1999, Franklin Covey acquired a majority interest in Daytracker.com, an on-line planning company. The Daytracker.com web-site has been the basis for the current www.franklincoveyplanner.com planning web-site the Company offers to its customers.

     In February 2000, Franklin Covey sold assets of the commercial printing division of Publishers Press to Mountain States Bindery of Salt Lake City, Utah. The Company maintained the printing capabilities that print the Franklin Planner and associated products.

     In September 2000, the Company contributed the assets of Personal Coaching to a new joint-venture entity called Franklin Covey Coaching, LLC. Franklin Covey owns 50 percent of the new entity and will participate proportionately in the revenues and earnings of the new partnership. The other 50 percent is owned by AMS Direct, a major client of Franklin Covey Coaching, LLC.

     Unless the context requires otherwise, all references to the "Company" or to "Franklin Covey" herein refer to Franklin Covey Co. and each of its operating divisions and subsidiaries. The Company's principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331 and its telephone number is (801) 817-1776.

FRANKLIN COVEY PRODUCTS

     An important principle taught in Franklin Covey productivity training is to have only one personal productivity system and to have all of one's information in that system. Based upon that belief for effective time management, the Franklin Planner has been developed as one of the basic tools for implementing the principles of Franklin Covey's time management system. The original Franklin Planner consists of a paper-based Franklin Covey planning system, a binder in which to carry it, various planning aids, weekly, monthly and annual calendars as well as personal management sections. Franklin Covey offers a broad line of renewal planners, forms and binders for the Franklin Planner, which are available in various sizes and styles. For those who lead with technology productivity systems, Franklin Covey also offers a variety of electronic solutions incorporating the same principles as the original Franklin Planner. During the fiscal year ended August 31, 2000, domestic product sales, consisting primarily of the Franklin Planner and related products, amounted to $302.9 million and accounted for 52 percent of Franklin Covey's sales during the period.

     PAPER PLANNERS. Paper planner renewals are available for the Franklin Planner in five sizes and various styles and consist of daily or weekly formats, appointment schedules, task lists, monthly calendars, daily expense records, daily record of events, and personal management pages for an entire year. Annual Renewal Planners range in price from $19.00 to $50.00. The Master Pack, which includes personal management tabs and pages, a guide to using the planner, a pagefinder and weekly compass cards completes a Franklin Planner. The Master Pack price ranges from $6.00 to $7.00.

     ELECTRONIC SOLUTIONS. The Company also offers its time and life management methodology within a complete Personal Information Management ("PIM") system through Franklin Planner Software program. This system can be used in conjunction with the paper-based Franklin Planner, electronic handheld organizers or used as a stand-alone planning and information management system. The Franklin Planner Software permits users to generate and print data on

Franklin Covey paper that can be inserted directly into the Franklin Planner. The program operates in the Windows(R) 95, 98, 2000 and NT operating systems. Franklin Covey offers Franklin Planner Software at a retail price of $99.95, which includes all necessary software, related tutorials and reference manuals. The Company offers the software through nationwide retail software stores, as well as in its own retail stores, catalog, and e-commerce Internet site.

     The Company also recently introduced a version of its Franklin Planner Software that is designed to operate as an extension to Microsoft's Outlook(R) software. This is intended especially for companies that have already standardized on Microsoft(R) for group scheduling, but wish to make the Franklin Planning System available to their employees without creating the need to support two separate systems. As this kind of extension proves its value in the market, the Franklin Planner Software extension model will be expanded to other platforms.

     Franklin Covey is also an OEM provider of the PALM(R) Computing organizer that includes the Franklin Planner Software when sold through Franklin Covey channels. The PALM(R) has become another successful planning tool offered by the Company through all of its channels. The Company has introduced products that can add paper-based planning to the electronic planner as well as binders and carrying cases specific to the PALM(R). The Company also offers other electronic organizers with the Franklin Planner software such as the iPAQ Pocket PC from Compaq(R).

     The company also recently introduced a new series of products that are part of its Productivity in the Digital Age initiative. This initiative includes both tools and training designed to measurably increase individual and organizational effectiveness. These products include learning modules designed to deliver Franklin Covey effectiveness principles to individuals and organizations, including interactive PDA's, desktop applications, on-line tools and software all designed to synchronize information across platforms and systems.

     AGENDAS. Franklin Covey markets through its Premier School Agendas division agendas to schools and school districts in order to help teachers and students enhance the learning process. Premier sold more than 17 million agendas in fiscal 2000, mostly in the United States and Canada. Premier has a direct sales force of 146 sales professionals. An agenda consists of a wire-bound notebook with dated pages to help the student keep track of assignments and due dates, and to encourage regular communication among the student, the parents and the teacher. Most agendas are customized to include the individual school's rules, regulations, administrators and scheduled events.

     BINDERS. Franklin Covey offers binders and accessories (briefcases, portfolios, wallets/purses, etc.) in a variety of materials, styles and Franklin Planner sizes. These materials include high quality leathers, fabrics, synthetics and vinyls in a variety of color and design options. Binder styles include zipper closures, snap closures, and open formats with pocket configurations to accommodate credit cards, business cards, checkbooks and writing instruments. The Company's binder products range in price from $12.95 to $275.00.

     PERSONAL DEVELOPMENT PRODUCTS. To supplement its principal products, Franklin Covey offers a number of accessories and related products, including books, videotapes and audio cassettes focused on time management, leadership, personal improvement and other topics. The Company also markets a variety of content-based personal development products. These products include books, audio learning systems such as multi-tape and workbook sets, CD-ROM software products, calendars, posters and other specialty name brand items. The Company offers numerous accessory forms through its Forms Wizard software, which allows customization of forms, including check registers, spread sheets, stationery, mileage logs, maps, menu planners, shopping lists and other information management and project planning forms. The Company's accessory products and forms are generally available in the Franklin Planner sizes.

TRAINING, FACILITATION AND CONSULTING SERVICES

     Franklin Covey's training, facilitation and consulting services are marketed and delivered in the United States by the Company's Professional Services Group, which consists of talented consultants, selected through a competitive and demanding process, and highly qualified sales professionals.

     Franklin Covey currently employs 115 training consultants in major metropolitan areas of the United States with an additional 18 training consultants outside of the United States. Training consultants are selected from a large number of experienced applicants. These consultants generally have several years of training and/or consulting experience and excellent presentation skills. Once selected, the training consultant goes through a rigorous training program including multiple live presentations. The training program ultimately results in the Company's certification of the consultant. Franklin Covey believes that the caliber of its training consultants has helped build its reputation of providing high quality seminars. The Company's Professional Services Group can also help organizational clients diagnose inefficiencies in their organization and design the core components of a client's organizational solutions. The efforts of the consultants are enhanced by several proprietary consulting tools the Company has designed for their use:
Organizational Health Assessment(TM) ("OHA"), used to assess client needs; the Organizational Effectiveness Cycle(TM) ("OE-Cycle(TM)"), utilized for organizational diagnosis and re-design; and the Principle-Centered Organizational Change Process(TM) ("PCOC Process(TM)"), a rigorous methodology for organizational change management.

     Franklin Covey's Professional Services Group is organized in eight regional sales teams in order to assure that both the consultant and the client sales professional participate in the development of new business and the assessment of client needs. Consultants are then entrusted with the actual delivery of content, seminars, processes and other solutions. Consultants follow up continuously with client service teams, working with them to develop lasting client impact and ongoing business opportunities.

     TRAINING AND EDUCATION PROGRAMS. Franklin Covey offers a range of training programs designed to significantly and measurably improve the effectiveness of individuals and organizations. The Company's workshops are oriented to address each of the four levels of leadership needs: personal, interpersonal, managerial and organizational. In addition, the Company believes each of its workshops provides a stimulating and behavior changing experience which frequently generates additional business. During fiscal year 2000, more than 560,000 individuals were trained using the Company's curriculum in its single and multiple-day workshops and seminars.

     Franklin Covey's single-day What Matters Most workshop competes in the time management industry. This time management seminar is conducted by the Company's training consultants for employees of clients and in public seminars throughout the United States and in many foreign countries. This is the Company's single most popular workshop, generating approximately 29 percent of the training revenue for the Company. The Company offers a number of other single-day seminars and workshops including Presentation Advantage(TM), a seminar helping individuals and organizations make more effective business presentations; Writing Advantage(R), a seminar that teaches effective business writing and communication skills; and Project Management(TM), a seminar designed to help individuals and organizations map and organize complex projects. The Company's training consultants conduct these seminars and workshops for employees of institutional clients and public seminar participants.

     Franklin Covey also delivers multiple-day workshops, primarily in the Leadership area. Included in these offerings is its three-day 7 Habits workshop based upon the material presented in The 7 Habits of Highly Effective People. The 7 Habits workshop provides the foundation for continued client relationships and generates more business as the Company's content and application tools are delivered deeper into the organization. Additionally, a three-day 4 Roles of Leadership course is offered, which focuses on the managerial aspects of client needs. Franklin Covey Leadership Week, which management believes is one of the premier leadership programs in the United States, consists of a five-day session focused on materials from Franklin Covey's The 7 Habits of Highly Effective People and The 4 Roles of Leadership courses. Franklin Covey Leadership Week is reserved for executive level management. As a part of the week's agenda, executive participants design strategies for long-term implementation of the Company's principles and content within their organizations. The courses offered in the leadership area generate over 25 percent of the training revenue for the Company.

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

     The company also recently introduced a new series of products that are part of its Productivity in the Digital Age initiative. This initiative includes both tools and training designed to measurably increase individual and organizational effectiveness. These products include learning modules designed to deliver Franklin Covey effectiveness principles to individuals and organizations, including interactive PDA's, desktop applications, on-line tools and software all designed to synchronize information across platforms and systems.

     PERSONAL COACHING. Franklin Covey offers post-seminar training in the form of personal coaching through a recently formed entity called Franklin Covey Coaching, LLC. The entity employs 41 coaches that interact with clients on the telephone to help them implement the training from the seminar they have taken. The entity offers personal coaching for some the Company's curriculum as well as seminars offered by other training companies.

     Sales of training and education services for the year ended August 31, 2000 were $214.6 million and accounted for 37 percent of Franklin Covey's total sales during the period.

SALES AND MARKETING

     The following table sets forth, for the periods indicated, the Company's revenue and percentage of total revenue for each of its principal distribution channels:

                                                                    Year Ended August 31,

                                                                   (dollars in thousands)
                                       --------------------------------------------------------------------------------

                                                  2000                        1999                        1998
                                       --------------------------  -------------------------- -------------------------
Domestic Consumer Products               $302,944        51.8%      $264,333        47.6%       $258,973       47.4%
Domestic Training and Education           214,646         36.7       210,621         38.0        207,015        37.9
International                              49,995          8.5        50,535          9.1         45,068         8.2
All Other                                  17,654          3.0        29,434          5.3         35,556         6.5
                                       --------------------------------------------------------------------------------
     Total Sales                          585,199       100.0%      $554,923       100.0%       $546,612      100.0%
                                       ================================================================================




     DOMESTIC CONSUMER PRODUCTS SALES. Franklin Covey uses catalogs, retail stores, its own Web site and other distribution channels to market its products to organizations and individuals.

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

     Franklin Covey maintains a client service department which clients may call toll-free, 24 hours a day, Monday through Saturday, to inquire about a product or to place an order. Through Franklin Covey's computerized order entry system, client representatives have access to client preferences, prior orders, billings, shipments and other information on a real-time basis. Each of the Company's more than 350 customer service representatives has the authority to immediately solve any client service problem.

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

     RETAIL STORES. Beginning in late 1985, Franklin Covey began opening retail stores in areas of high client density. The initial stores were generally located in lower traffic destination locations. The Company has since adopted a strategy of locating retail stores in high-traffic retail centers, primarily large shopping malls, to serve existing clients and to attract increased numbers of walk-in clients. Franklin Covey believes that higher costs associated with locating retail stores in these centers have been offset by increased sales in these locations. Franklin Covey's retail stores, which average approximately 2,000 square feet, are stocked almost entirely with Franklin Covey products. The Company's retail stores strategy focuses on providing exceptional client service at the point of sale. Franklin Covey believes this approach increases client satisfaction as well as the frequency and volume of purchases. At August 31, 2000, Franklin Covey had 135 domestic retail stores located in 36 states and the District of Columbia.

     Franklin Covey attracts existing clients to its retail stores by informing them of store openings through direct mail advertising. The Company believes that its retail stores encourage walk-through traffic and impulse-buying and that store clients are a source of participants for Franklin Covey's public seminars. The stores have also provided the Company with an opportunity to assess client reaction to new product offerings. Portions of Franklin Covey's Productivity In The Digital Age training modules are taught within the stores. Some of the retail stores have been remodeled to accommodate small groups taking these modularized training programs.

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

     OTHER CHANNELS. The Company has an alliance with the At-A-Glance group to sell its products through the category contract stationer channel. At-A-Glance wholesales other products to contract stationer businesses such as Boise Cascade, Office Express and Staples, which in turn sell office products through catalog order entry systems to businesses and organizations. The Company signed an agreement to have At-A-Glance represent a selected Franklin Planner product line through this office products channel. The Company believes that additional revenues have more than offset the anticipated lower margins from selling product through this channel.

     DOMESTIC TRAINING AND EDUCATION SALES. Franklin Covey's sales professionals
market  the  Company's   training,   consulting  and  measurement   services  to
institutional clients and public seminar clients.

     Franklin Covey employs 140 sales professionals located in eight major metropolitan areas throughout the United States who sell training services to institutional clients. Franklin Covey employs an additional 58 sales professionals outside of the United States. Sales professionals must have significant selling experience prior to employment by the Company and are trained and evaluated at Franklin Covey and in their respective sales territories during the first six months of employment. Sales professionals typically call upon persons responsible for corporate employee training, such as corporate training directors or human resource officers. Sales professionals work closely with training consultants in their territories to schedule and tailor seminars and workshops to meet specific objectives of institutional clients.

     Franklin Covey also employs 115 training consultants throughout the United States who present institutional and public seminars in their respective territories and an additional 18 training consultants outside of the United States. Training consultants work with sales professionals and institutional clients to incorporate a client's policies and objectives in seminars and present ways that employee goals may be aligned with those of the institution.

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

     The Company markets through its Premier School Agendas division agendas to schools and school districts in order to help teachers and students enhance the learning process. Premier sold more than 17 million agendas in fiscal 2000, mostly in the United States and Canada. Premier has a direct sales force of 146 sales professionals. An agenda consists of a wire-bound notebook with dated pages to help the student keep track of assignments and due dates, and to encourage regular communication among the student, the parents and the teacher. Most agendas are customized to include the individual school's rules, regulations, administrators and scheduled events.

     INTERNATIONAL SALES OPERATIONS. The Company provides products, training and printing services internationally through Company-owned and licensed operations. Franklin Covey has Company-owned operations and offices in Australia, Brazil, Belgium, Canada, Japan, Mexico, New Zealand and the United Kingdom. Mainland Europe is represented by an affiliate and agent network. The Company also has licensed operations in Bermuda, Indonesia, Ireland, Korea, Malaysia, India, Egypt, Lebanon, Saudi Arabia, Turkey, UAE, Israel, Estonia, Nigeria, Philippines, Singapore, China, Hong Kong, Taiwan, Thailand, South Africa, Chile, Panama, Argentina, Colombia, Uruguay, Bahamas, Ecuador, Puerto Rico, Venezuela and Trinidad/Tobago. Franklin Covey operates retail operations in Australia, Canada, Japan, Hong Kong, Singapore, Taiwan and Mexico. Franklin Covey's seven most popular books, The 7 Habits of Highly Effective People, Principle-Centered Leadership, The 10 Natural Laws of Time and Life Management, First Things First, The Power Principle, The 7 Habits of Highly Effective Families and The 7 Habits of Highly Effective Teens are currently published in multiple languages.

     The international operations of the Company generated $50.0 million in revenue in the year ended August 31, 2000. Training and education services generated 54 percent of the revenue, consumer product generated 44 percent, and the balance came from publishing activities in Japan. After grossing up royalties from licensed operations to their actual sales level, total sales generated in the international area were $72.1 million.

     OTHER REVENUES. Through the acquisition of Publishers Press in December 1994, Franklin Covey acquired greater control over printing of the materials for the Franklin Planner and of other related products. Effective February 28, 2000, the Company sold the commercial printing services of Publishers Press while maintaining its in-house printing capabilities. Publishers Press provided book and commercial printing to clients in the western United States. The commercial printing operations accounted for substantially all of the $17.7 million of other sales in fiscal year 2000.

STRATEGIC DISTRIBUTION ALLIANCES

     Franklin Covey has pursued an aggressive strategy to create strategic alliances with innovative and respected organizations in an effort to develop effective distribution of its products and services. The principal distribution alliances currently maintained by Franklin Covey are: Simon & Schuster and Saint Martin's Press in publishing books for the Company; Wyncom to promote and facilitate Dr. Covey's personal appearances and teleconferences; Nightingale-Conant to market and distribute audio and video tapes of the Company's book titles; At-A-Glance to market and distribute selected Franklin Planners and accessories through catalog office supply channels; Franklin Covey Coaching, LLC, a partnership with American Marketing Systems to deliver personal coaching to clients; and PALM(R) Computing to serve as the official training organization for their PALM(R) Computing products.

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

COMPETITION

     TRAINING. Competition in the performance skills organizational training industry is highly fragmented with few large competitors. Franklin Covey estimates that the industry represents more than $6 billion in annual revenues and that the largest traditional organizational training firms have sales in the $200 million range. Based upon Franklin Covey's fiscal 2000 domestic training and education sales of approximately $214 million, the Company believes it is a leading competitor in the organizational training market. Other significant competitors in the leadership training market are Development Dimensions International, Achieve Global (formerly Zenger Miller), Organizational Dynamics Inc., Provant, Forum Corporation, EPS Solutions and the Center for Creative Leadership.

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

Franklin Covey also competes, to a lesser extent, with companies that market substitutes for paper-based products, such as electronic organizers, software PIMs and hand-held computers. The Company's Franklin Planner Software competes directly with numerous other PIMs. Many of Franklin Covey's competitors have significant marketing, product development, financial and other resources. An emerging potential source of competition is the appearance of calendars and event-planning services available at no charge on the Web. There is no indication that the current level of features has proven to be attractive to the traditional planner customer as a stand-alone service, but as these products evolve and improve, they are likely to pose a competitive threat. In response, Franklin Covey intends to combine on-line planning services with PALM(R) Computing and Compaq's(R) iPAQ Pocket PC, Software, web-based and paper planners to provide a competitive, complete planning solution to its clients.

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

     Franklin Covey operates its central manufacturing and distribution services out of Salt Lake City. At that location, the Company prints, packages and distributes its products to its worldwide customers. By operating in this fashion, Franklin Covey has gained greater control of production costs, schedules and quality control of printed materials. The Company has also developed partner printers, both domestically and internationally, who can meet the Company's quality standards, thereby facilitating efficient delivery of product in a global market. The Company believes this has positioned it for greater flexibility and growth capacity. Automated production, assembly and material handling equipment are used in the manufacturing process to insure consistent quality of production materials and to control costs and maintain efficiencies.

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

EMPLOYEES

     As of August 31, 2000, Franklin Covey had 3,988 full and part-time associates, including 1,491 in sales, marketing and training; 1,597 in customer service and retail; 641 in production operations and distribution; and 259 in administration and support staff. None of Franklin Covey's associates are represented by a union or other collective bargaining group. Management believes that its relations with its associates are good. Franklin Covey does not currently foresee a shortage in qualified personnel needed to operate the Company's business.


ITEM 2. PROPERTIES

     Franklin Covey's principal business operations and executive offices are located in Salt Lake City, Utah and Provo, Utah. The Company's Salt Lake City facilities currently consist of seven buildings with approximately 860,000 available square feet, including approximately 551,000 square feet for manufacturing, distribution, and warehousing, and approximately 309,000 square feet for administration. Franklin Covey owns all of the Company's Salt Lake City facilities, subject to mortgages of approximately $2.9 million as of August 31, 2000. The Company's Provo, Utah operations consisted of four buildings located within a fifteen-mile area. As part of its restructuring plan, the Company exited its leased office space located in two of the Provo buildings, totaling approximately 119,000 square feet, during fiscal 2000. The Company entered into a sublease agreement for the majority of the remaining life of the Company's lease obligation on the office space. The sublease agreement specifies base rental rates and requires the subleasee to pay all direct costs incurred by the Company, including taxes and maintenance. The Company occupies all or a portion of the remaining two buildings located in Provo, with total leased space of approximately 54,000 square feet as of August 31, 2000. These two buildings house a call center and additional office space used by certain divisions of the Company. Lease contracts on the Provo buildings terminate intermittently through the year 2009. Also in connection with its restructuring plan, the Company has moved its sales and marketing functions for the training and education business from the Provo facilities to eight leased regional sales offices located in New York, Chicago, Los Angeles, San Francisco, Columbus, Ohio, Dallas, Atlanta, and Washington, D.C. The regional offices were fully operational as of August 31, 2000.

     Franklin Covey also currently operates 135 retail stores under operating leases, with remaining terms of up to ten years. Certain of these store leases include provisions for contingent rentals based on a percentage of sales.

     In addition, the Company maintains sales, administrative and/or warehouse facilities in or near Salt Lake City; Phoenix; Atlanta; Dallas; Washington,
D.C.; and Bellingham, Washington. The Company also has foreign offices and facilities located in Cambridge, Calgary, Ottawa, Tokyo, London, Brussels, Toronto, Vancouver, Montreal, Sydney, Brisbane, Mexico City, Guadalajara, and Monterrey. The Toronto office is company owned, subject to a mortgage of $1.0 million at August 31, 2000. All other international offices are subject to operating leases that expire intermittently through the year 2006. The Company believes its facilities are adequate and suitable for its current business needs.


ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to, nor is any of its property subject to, any material pending legal proceedings, nor are any such proceedings known to the Company to be contenplated.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended August 31, 2000.

                                   PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "FC." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock, as reported on the NYSE Composite Tape, for the fiscal years ended August 31, 2000 and 1999, respectively.

                                                          High            Low
                                                        ---------     ----------

      Fiscal Year Ended August 31, 2000:
              Fourth Quarter.......................     $  8 1/4      $  6 3/8
              Third Quarter........................       11 3/16        6 7/8
              Second Quarter.......................       10 3/16        6 13/16
              First Quarter........................        8 11/16       7

      Fiscal Year Ended August 31, 1999:
              Fourth Quarter.......................     $  9 1/2      $  6 1/16
              Third Quarter........................       13 1/16        9
              Second Quarter.......................       18 3/4        11 7/8
              First Quarter........................       20 3/16       17 1/2

     The Company did not pay or declare dividends on its common stock during the fiscal years ended August 31, 2000 and 1999. The Company currently anticipates that it will retain all available funds to finance its future growth and business expansion. The Company does not presently intend to pay cash dividends in the foreseeable future.

     As of November 1, 2000, the Company had 20,643,182 shares of its common stock outstanding, held by approximately 350 shareholders of record.


ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

August 31,                                     2000             1999             1998             1997              1996
---------------------------------------  ------------------------------------------------------------------------------------
In thousands, except per share data

INCOME STATEMENT DATA:
Sales                                      $ 585,199        $ 554,923        $ 546,612         $ 433,272        $ 332,006
Net Income                                    (4,409)          (8,772)          40,058            38,865           34,239
Income (loss) Available to Common
   Shareholders                              (12,414)         (10,647)          40,058            38,865           34,239
Diluted Earnings Per Share                     (0.61)           (0.51)            1.62              1.76             1.53


BALANCE SHEET DATA:
Total Assets                               $ 592,479        $ 623,303        $ 597,277         $ 572,187        $ 268,445
Long-Term Obligations                         65,790            6,543          126,413            94,144            5,500
Shareholders' Equity                         374,053          378,434          341,654           355,405          231,835


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Franklin Covey Co. (the "Company") provides integrated learning and performance solutions to organizations and individuals designed to increase productivity and improve skills for leadership, sales, communication, and other areas. Each solution set includes capabilities in training, consulting and assessment, and various application tools available in electronic or paper-based formats. The Company's products and services are available through professional consulting services, public workshops, catalogs, retail stores, and the Internet at www.franklincovey.com and www.franklincoveyplanner.com. The Company recently released a new series of training curricula designed to enhance the productivity of people who regularly use electronic communication tools such as e-mail, voice mail, and the Internet. Each of the modules in the series can be taught in a variety of environments, ranging from classes in the Company's new productivity centers, located in certain retail stores, to computer-based and on-line presentations. These new products are the latest additions to a variety of products and services that include the Company's well known Franklin Planner and the best-selling book, "The 7 Habits of Highly Effective People."

     During the first quarter of fiscal 1999, the Company aligned its operations into the following three Strategic Business Units ("SBUs"):

       o   Consumer Products
       o   Training and Education
       o   International

     The Company is currently in the process of restructuring its operations and expects to report financial information under the new structure in fiscal 2001. Although the Company has substantially completed restructuring its operations, the above SBUs represent the primary management measurement tool until the new reporting structure is implemented. The consumer products SBU is responsible for distribution of the Company's products through its retail stores, catalog operations, wholesale channels (including contract stationers), government channels, and the Internet. The training and education SBU, which includes Premier Agendas and personal coaching, is responsible for training, consulting and implementation services, and delivery of products to business, government, and educational institutions. The international SBU is responsible for the delivery of both products and services outside the United States. Other revenue primarily consists of the Company's commercial printing operation, which was sold during fiscal 2000, and the National Institute of Fitness, which was sold during fiscal 1998. In addition, corporate functions, which consist primarily of essential internal support services such as finance, legal, information systems, and manufacturing and distribution, were aligned to support the operational SBUs.

     The following is a summary of recent business acquisitions by the Company:

          In December 1999, the Company purchased a majority interest in DayTracker.com, an on-line provider of scheduling and calendar services. The total purchase price was $11.0 million in cash and notes payable. The acquired web site and its on-line scheduling and organizational services can be accessed on the Internet at www.franklincoveyplanner.com.

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

          Effective April 1, 1998, the Company acquired King Bear, Inc. ("King Bear"), a Tokyo, Japan based company. King Bear, a former Covey licensee, provides leadership and time management training as well as publishing services. The publishing division of King Bear translated and published The 7 Habits of Highly Effective People in Japanese. The cash purchase price was $5.3 million with additional contingent payments to be made over the following five years based upon the operating results of King Bear over that same period. During fiscal 2000, the remaining earnout period was canceled in consideration for $0.4 million in cash.


RESTRUCTURING

     During the fourth quarter of fiscal 1999, the Company's Board of Directors approved a plan to restructure the Company's operations, reduce its workforce and formally exit the majority of its leased office space located in Provo, Utah. These changes were intended to align the Company's products, services, and channels in a manner that focuses Company resources on providing integrated learning and performance solutions to both individuals and organizations. The restructuring was also intended to lay strategic, operational, organizational, and financial foundations for profitable growth. In connection with the restructuring plan, the Company recorded a restructuring charge of $16.3 million, which is included in the Company's statement of income for the fiscal year ended August 31, 1999. Included in the restructuring charge were costs to provide severance and related benefits to former employees, as well as costs to formally exit the leased office space. The restructuring plan was substantially completed as of August 31, 2000.

     As part of the restructuring, the Company provided severance and related benefits to employees affected by the changes. The cost to provide these benefits under the restructuring plan was estimated to be $11.7 million and covered a reduction of approximately 600 employees across all areas of the business. At August 31, 2000, the remaining accrued severance costs were reviewed and reduced based upon estimates of remaining liability for the severance program. The adjustment was primarily due to favorable economic conditions that reduced the average time necessary for terminated employees to find new employment. Remaining accrued severance costs are expected to be sufficient for remaining payments related to the severance plan.

     Also included in the restructuring provision was a charge to exit the majority of the Company's leased office space in Provo, Utah. These facilities contained sales, marketing, and other functions primarily aligned with the training and education SBU. Before exiting the lease, sales and other sales support functions located in Provo were moved to regional offices located in New York, Chicago, Los Angeles, San Francisco, Columbus, Dallas, Atlanta and Washington, D.C. Remaining business and support functions were moved to the Company's corporate headquarters located in Salt Lake City, Utah. The Company anticipated the costs to exit the facilities and sublease the space to be approximately $4.6 million. During fiscal 2000, the office space was subleased and the exit accrual was reduced by $0.4 million to reflect favorable building transition costs. The remaining building exit accrual at August 31, 2000 represents the difference between base rental charges and the offsetting expected sublease revenue receipts. The remaining accrual is expected to be sufficient to complete the building exit plan.

RESULTS OF OPERATIONS

     The following table sets forth consolidated income statement data and other selected operating data expressed as percentages of total sales:


YEAR ENDED
AUGUST 31,                                     2000        1999       1998
---------------------------                 ------------ ---------- ----------
Sales                                          100.0%       100.0%     100.0%
Cost of sales                                   43.4         43.8       39.1
                                              --------     -------    -------
Gross margin                                    56.6         56.2       60.9
                                              --------     -------    -------
Operating expenses:
Selling, general and administrative             46.0         42.4       40.5
Stock option purchase and relocation costs       1.9
Depreciation and amortization                    7.7          7.1        6.1
Restructuring costs                             (0.8)         2.9
Loss on impaired assets                                       3.0
                                              --------     -------    -------
Total operating expenses                        54.8         55.4       46.6
                                              --------     -------    -------
Income from  operations                          1.8          0.8       14.3
                                              --------     -------    -------
Interest income                                  0.3          0.2        0.4
Interest expense                                (1.1)        (1.8)      (1.5)
                                              --------     -------    -------
Net interest expense                            (0.8)        (1.6)      (1.1)
                                              --------     -------    -------
Income (loss) before provision
   (benefit) for income taxes and change
   in accounting   principle                     1.0         (0.8)      13.2
Provision (benefit) for income taxes             1.7         (0.8)       5.5
                                              --------     -------    -------
(Loss) income before change in accounting
   principle                                    (0.7)        (1.6)       7.7
Cumulative effect of change in accounting
   principle, net of tax                                                (0.4)
                                              --------     -------    -------
Net (loss) income                               (0.7)        (1.6)       7.3
Preferred dividends                             (1.4)        (0.3)
                                              --------     -------    -------
(Loss) income available to common
   shareholders                                 (2.1)%       (1.9)%      7.3%
                                                =====       =====        ====


Sales Data:
Consumer Products                               51.8%        48.5%      47.4%
Training and Education                          36.7         37.1       37.9
International                                    8.5          9.1        8.2
Other                                            3.0          5.3        6.5

FISCAL 2000 COMPARED WITH FISCAL 1999

SALES

The Company's sales, by reportable segment, were as follows (in thousands):

YEAR ENDED AUGUST 31,
                                2000         1999        1998
------------------------- ----------- ------------ -----------
Consumer Products          $ 302,944   $ 269,285    $ 258,973
Training and Education       214,646     205,669      207,015
International                 49,955      50,513       45,068
Other                         17,654      29,456       35,556
                          ----------- ------------ -----------
                           $ 585,199   $ 554,923    $ 546,612
                          ----------- ------------ -----------

     Consumer product sales increased $33.7 million, or 13 percent, compared to the prior year. Increased sales from the Company's retail stores, wholesale channels, and the Internet were partially offset by decreased sales from the catalog, mass markets, and government products channels. Retail store sales increased as a result of 10 new stores and a 13 percent increase in comparable store sales. At August 31, 2000, the Company was operating 135 stores compared to 125 stores at August 31, 1999. Comparable store sales growth during the year was primarily fueled by increased sales of handheld electronic devices, such as the Palm V(TM) by Palm, Inc., bundled with the Company's Franklin Planner(TM) software, as well as sales of related accessories. Sales of handheld electronic devices and accessories represented a significantly larger percentage of total consumer product sales during fiscal 2000. As the popularity of handheld electronic devices continues to grow, the Company anticipates further sales growth from these devices in future periods. However, future sales growth is dependent upon a number of factors, including the availability of products from manufacturers, changes in technology and consumer preferences, and the introduction of new products from competitors. The Company also had increased sales from its wholesale channels (including the contract stationer channel) primarily due to increased demand from existing sales and marketing agreements, the successful introduction of new products, and the addition of new marketing and distribution agreements. Increased Internet sales were the result of continued changes in general consumer buying habits, ongoing improvements to the Company's electronic commerce infrastructure, and special promotions advertised in the Company's catalogs and on its web site at www.franklincovey.com. Increased sales in these channels were partially offset by decreased sales from the catalog, mass markets and government products channel. The Company's catalog operation continues to be adversely affected by increased Internet sales, which the Company attributes to continuing changes in consumer buying preferences. Although catalog sales declined during fiscal 2000, catalog sales combined with Internet sales increased nine percent compared to the prior year. Sales through the mass-market channel decreased due to the termination of an agreement with a mass-market distributor. Government product sales continued to be adversely affected by uncertainties surrounding the potential closure of GSA depots and service centers.

     Training and education sales increased by $9.0 million, or four percent, compared to fiscal 1999. Increased sales from Premier Agendas, sales effectiveness, and leadership programs were partially offset by decreased sales from productivity seminars and personal coaching. Premier Agendas, which provides leadership and productivity solutions to students and others in the education market, increased sales by 20 percent over the prior year. The increase was primarily due to an increase in the number of schools that use Premier's products and services. Increased sales effectiveness revenue was due to new contracts and increased demand for seminars taught by Khalsa Associates, which was acquired by the Company during fiscal 1999. Increased leadership program sales were primarily due to improved organizational sales, especially for custom programs, and related business development program sales. Productivity program sales decreased primarily due to the timing of specialized product orders in the prior year and a decline in public seminar revenues. During fiscal 2000, the Company restructured its public seminar operations, which resulted in marketing and program delivery changes designed to improve public seminar profitability. During fiscal 2000, training sales in general were adversely affected by the relocation of certain sales associates to new regional sales offices. Personal coaching sales were adversely affected by decreased demand for coaching from one of its major clients. In response, the Company entered into a joint venture with American Marketing Systems, Inc., a major customer of the Personal Coaching division, effective September 1, 2000. The new company, Franklin Covey Coaching, LLC, will continue to provide personal coaching services for the Company and other existing clients. The Company anticipates that the new venture will broaden the curriculum and services currently offered in order to grow the personal coaching business over the long-term while maintaining a substantial portion of the Company's earnings from coaching activities in current periods.

     International sales decreased $0.6 million, or one percent, compared to the prior year. Increased sales in Canada, Mexico, and Brazil were offset by decreased sales in Australia, Japan, the Middle East, and New Zealand. Sales in Canada increased primarily due to improved training sales resulting from additional sales personnel hired during fiscal 2000 to expand Company operations in Canada. Increased sales in Mexico were primarily due to two new retail stores, increased catalog sales, and the Company purchasing the Mexico licensee and combining its operations with the Company's direct office already established in Mexico. In May 2000, the Company opened a direct office in Brazil and has since recognized increased sales in that country. Prior to May 2000, all sales (primarily product sales) were serviced through the corporate office. Decreased sales performance in Australia was due to decreased training sales at one of Australia's largest customers, reorganization of the sales force, and the timing of speaking engagements by Stephen R. Covey, which increased training sales in the prior year. Sales in Japan decreased due to sales force restructuring and declining book sales. In fiscal 1999, The 7 Habits of Highly Effective Families book was released, while no new major publications were released during fiscal 2000. Decreased sales in the Middle East were due to the Company changing its business strategy in the region from a direct office to licensee operations. As a result, the Company receives a royalty based upon a percentage of the licensee's sales rather than recognizing 100 percent of sales generated in the Middle East. Sales decreased in New Zealand due to closure of the New Zealand office during fiscal 2000. Future sales and business activity in New Zealand will be serviced through the Australian office.

     Other sales, which consist primarily of the Company's commercial printing and tabbing operations, decreased $11.8 million, or 40 percent, compared to fiscal 1999. The decrease was due to the sale of the commercial printing division of Publishers Press, which was effective February 28, 2000.

GROSS MARGIN

     Gross margin consists of sales less cost of sales. The Company's cost of sales includes materials used in the production of planners and related products, assembly and manufacturing labor costs, commissions of training consultants, direct costs of conducting seminars, freight, and certain other overhead costs. Gross margin may be affected by, among other things, prices of materials, labor rates, product mix, changes in product discount levels, production efficiency, training consultant commissions, and freight costs. Gross margin was 56.6 percent of sales compared to 56.2 percent in fiscal 1999. The Company's gross margin improved primarily due to product write-offs related to the restructuring plan which were expensed in fiscal 1999, and to new inventory procurement and management procedures, which reduced the amount of product write-offs during fiscal 2000. Partially offsetting these improvements were the adverse effects of product mix changes, decreased sales of certain training programs and increased wholesale channel sales. During fiscal 1999, the Company began a restructuring plan that examined all aspects of the business. In connection with this review, certain products and curricula were discontinued. Additionally, the Company actively sought to optimize inventory levels through improved policies and procedures. These improved procedures had a favorable effect on the Company's gross margin during fiscal 2000. As previously described, the Company experienced significantly increased sales of handheld electronic devices during fiscal 2000. Although handheld electronic devices have favorably affected sales performance, these electronic devices have gross margins that are lower than the majority of the Company's other products and services. As sales of handheld electronic devices continue to grow, and increase as a percentage of total Company sales, further gross margin erosion may occur. In addition, decreased sales of higher margin training program revenues, primarily productivity programs and personal coaching, also adversely affected the Company's gross margin. Increased sales through wholesale channels continues to unfavorably affect the Company's gross margin through contracted pricing terms that have produced increased sales volume, but at lower margins.

OPERATING EXPENSES

     Selling, general and administrative ("SG&A") costs increased $34.3 million to 46.0 percent of sales compared to 42.4 percent of sales during fiscal 1999. Increased SG&A expenses were primarily due to ongoing development of electronic-based products and services, electronic commerce channels, spending to support expected growth in the Premier business, newly acquired businesses, increased promotional expenses, the addition of 10 new retail stores, and increased consulting costs associated with projects related to the Company's restructuring plan. The increases were partially offset by a decrease in core employee costs as a result of headcount reduction efforts. Throughout fiscal 2000, the Company aggressively invested in the development and marketing of new electronic-based products, on-line training programs, and various application tools. Due to the significant increase in handheld electronic devices and related accessories, the Company increased its customer support services for these products. Additionally, the Company continued to invest in improvements to its electronic commerce infrastructure to meet changing consumer preferences and committed significant resources to the development of its Internet web site and other on-line products and services, such as www.franklincoveyplanner.com. The Company believes that the development of on-line products and services, combined with an efficient e-commerce base will enable it to achieve a competitive advantage in the future by providing a variety of tools in various formats to enable organizations and individuals to craft effective solutions to meet their needs. Premier, which develops and produces planners and other solutions for the educational market, increased its SG&A spending as a result of a new regional office and additional headcount necessary to support expected growth in fiscal 2000 and beyond. The purchases of the Professional Resources Organization and DayTracker.com, which were acquired during fiscal 2000, have also resulted in increased total SG&A expenses compared to the prior year. The Company also increased its promotional spending, primarily for catalogs and direct mailings, to advertise new products and to improve public program sales. As part of the Company's restructuring plan, consultants have been engaged to assist the Company with projects such as improving brand recognition, improving accounts receivable collections, expanding European operations, and other related projects that are designed to position the Company for profitable growth in the future.

     Depreciation expense increased by $3.4 million compared to the prior year primarily due to purchases of computer hardware and software, office furniture and fixtures, manufacturing equipment, and the addition of leasehold improvements in new stores and regional sales offices. Amortization charges increased by $2.2 million primarily due to the amortization of goodwill related to contingent earnout payments made to the former owners of Premier and Personal Coaching, and the acquisition of DayTracker.com.

STOCK OPTION PURCHASE AND RELOCATION COSTS

     During fiscal 2000, the Company expensed $11.2 million of additional costs primarily to reacquire outstanding stock options and to relocate the majority of its sales associates to new regional offices. In an effort to reduce the potentially dilutive effect of outstanding options on the Company's capital structure, the Company actively sought to reacquire outstanding stock options from both current and former employees. The majority of option purchase costs were incurred in connection with a tender offer made by the Company during its third fiscal quarter to purchase all outstanding options with an exercise price of $12.25 or higher. As a result of the tender offer and previous purchases of option shares, the Company acquired 3,294,476 option shares for a total cost of $8.7 million. The remaining $2.5 million was spent primarily to relocate certain sales associates to new regional offices. At August 31, 2000 all regional sales offices were operating and the Company expects to see increased training sales in future periods from this new strategy. These costs have been included as a separate expense component in the accompanying consolidated statement of income for the fiscal year ended August 31, 2000.

INTEREST EXPENSE

     Interest expense decreased $3.7 million primarily due to lower long-term debt balances during fiscal 2000. Long-term debt decreased due to the retirement of $85.0 million of notes payable during October 1999. The notes payable were retired using existing cash balances and the Company's expanded lines of credit.

INCOME TAXES

     The Company's effective income tax rate continues to be adversely affected by non-deductible goodwill amortization, the effect of foreign losses, and the magnified effects of other non-deductible items resulting from decreased taxable income. Amortization of goodwill primarily generated from the merger with Covey Leadership Center and certain other acquisitions is not deductible for income tax purposes and had an adverse effect on the Company's effective tax rate. During fiscal 2000, the effect of foreign losses was primarily comprised of losses sustained in Japan, Australia, and New Zealand for which no offsetting tax benefit could be recognized due to uncertain future taxable income to offset such losses.

PREFERRED STOCK DIVIDENDS

     In connection with the issuance of 750,000 shares of preferred stock in the fourth quarter of fiscal 1999, the Company completed a subscription offering for up to an additional 750,000 shares of preferred stock during fiscal 2000. The subscription offering closed during the Company's second quarter of fiscal 2000 with 42,338 shares purchased under terms of the offering. As a result, the increase in preferred stock dividends was due to the full-year impact of previously issued shares and the subscription offering that closed during fiscal 2000.

FISCAL 1999 COMPARED WITH FISCAL 1998

SALES

     Consumer products sales increased $10.3 million, or four percent, compared to the prior year. Sales increases from the Company's retail stores, contract stationer channels, and the Internet were offset by decreased sales from catalog operations and government products. Retail store sales increased due to five additional stores and a two percent increase in comparable store sales. At August 31, 1999, the Company was operating 125 retail stores compared to 120 stores at August 31, 1998. Comparable store sales growth was primarily attributable to increased sales of technology-related products, as well as the introduction of limited edition planners such as the Hallmark(R) and Shoebox(R) planners. The Company also had increased sales from contract stationer channels due to increased demand from new marketing and distribution agreements. Sales from the Internet channel have increased due to general changes in consumer buying habits and ongoing enhancements to the Company's electronic commerce infrastructure. Increased sales from these channels were partially offset by decreased sales from the government products group and the Company's catalog operations. Product sales to the U.S. government continued to be adversely affected by changes in the government procurement process. Sales growth in other distribution channels, including retail stores, contract stationers, and the Internet, continue to have an adverse affect on catalog sales. Price increases did not have a material effect on sales growth between the periods.

     Training and education sales decreased by $1.3 million, or one percent, compared to the prior year. Sales increases from Premier, personal coaching, and direct product channels were offset by sales decreases in core training programs and a decline in book royalties. Premier continues to expand its share of the school agenda market and recognized a 22 percent increase in sales, primarily from new customers. New business from both personal coaching and the direct-products channel resulted in increased sales during fiscal 1999. These increases in training and education sales were offset by decreased core training sales, primarily from corporate/on-site and facilitated programs for leadership training. In addition, book royalties decreased due to the decline in royalties received from The 7 Habits of Highly Effective Families book that was released in fiscal 1998.

     International sales increased by $5.4 million, or 12 percent, compared to the prior year. The increase was primarily due to the acquisition of a former licensee in Japan, which occurred during the fourth quarter of fiscal 1998. Partially offsetting this increase were decreased sales in Canada and the Middle East. The Company's Canadian operations were adversely affected as a result of labor disputes at one of its largest clients. Also during fiscal 1999, the Company converted its Middle Eastern direct office into a licensee operation. Although this conversion reduced expenses and certain other business risks, the Company only receives licensee royalties on qualifying sales. Other geographic regions recorded nominal sales fluctuations compared to the prior year.

     Other sales, which consist of the Company's commercial printing services and fitness training sales, decreased $6.1 million, or 17 percent, compared to the prior year. The decrease was due to the sale of the Company's Institute of Fitness, which recognized sales of $6.8 million during fiscal 1998, but was sold during the fourth quarter of fiscal 1998. The decrease resulting from the Institute of Fitness sale was partially offset by increased commercial printing sales at Publishers' Press.

GROSS MARGIN

     Gross margin was 56.2 percent of sales for fiscal 1999, compared to 60.9 percent in the prior year. The Company's gross margin was adversely affected during fiscal 1999 by inventory write-offs, changes in product mix, channel pricing, decreased core training volume, and declining book royalties. The Company's product mix continues to be affected by an overall decrease in high-margin planner sales and an increase in lower-margin technology-related product sales. Increased sales from the contract stationer channel also adversely affected gross margin due to contracted pricing terms that have resulted in higher unit sales volume, but at reduced margins. Core training programs offered by the Company have gross margins that are generally higher than the Company's gross margin on product sales. Continued declining sales of these higher-margin programs resulted in a lower total gross margin for the Company during fiscal 1999. Additionally, book royalties received in the prior year reflect the impact of The 7 Habits of Highly Effective Families, which was released in fiscal 1998 and had declining sales during the year, thus directly impacting the Company's gross margin in fiscal 1999.

OPERATING EXPENSES

     Selling,  general and administrative  expenses increased $13.7 million,  to
42.4 percent of sales, compared to 40.5 percent in the prior year. The increase was primarily due to the development of electronic-based products and electronic commerce channels, increased promotional spending during the fourth quarter, and the acquisition of King Bear. In addition, SG&A expenses increased due to the opening of five new stores during fiscal 1999. During the year, the Company invested heavily to develop and market new electronic-based products, such as the Franklin Planner for Microsoft Outlook(TM). The Company also spent significant amounts to improve its electronic commerce infrastructure to meet changing consumer preferences and committed significant resources to the development of its Internet web site and other on-line products and services. During the fourth quarter of fiscal 1999, the Company increased its promotional spending, primarily for catalogs and direct mailings, to advertise new products, such as the Millennium edition of the Franklin Planner, and to improve training program sales performance. Increased SG&A expenses can also be attributed to the acquisition of King Bear during fiscal 1998, which added $5.9 million of incremental expenses to fiscal 1999. These increases were partially offset by the sale of the Institute of Fitness, which recorded $3.8 million of SG&A expenses prior to its sale in fiscal 1998.

     Depreciation charges increased by $3.5 million over the prior year primarily due to new computer software and hardware purchased in conjunction with the Company's business transformation project and the addition of leasehold improvements for new stores. Equipment and software purchased in connection with the business transformation project are depreciated over estimated useful lives of three to five years. Amortization charges increased by $3.0 million due to amortization of contingent earnout payments made during the second quarter of fiscal 1999 and the amortization of certain business transformation project costs.

RESTRUCTURING COSTS

     During the fourth quarter of fiscal 1999, the Company initiated a restructuring plan designed to restructure the Company's operations, reduce its workforce and formally exit the majority of its leased office space located in Provo, Utah. As part of the restructuring plan, the Company intended to reduce its workforce from 4,200 employees to approximately 3,600 employees. The cost to provide severance and related benefits was estimated to be $11.7 million. Also included in the restructuring provision is a charge to exit certain leased office space in Provo, Utah. These facilities formerly accommodated sales, marketing, and other functions primarily aligned with the training and education SBU.

LOSS ON IMPAIRED ASSETS

     At each balance sheet date, the Company reviews its goodwill, other intangible assets, and other long-term assets to determine whether events or circumstances may have occurred which indicate possible impairment. As part of the restructuring plan initiated during the fourth quarter of fiscal 1999, all programs, products, and curriculum were evaluated to determine their future value in the restructured Company. As a result of this evaluation, certain products, services, and curricula were discontinued. Other intangible and long-term assets were also reviewed for future value using undiscounted cash flows or other appropriate valuation methodologies. Based upon this analysis, the Company recognized a $16.6 million loss on impaired long-lived assets for the year ended August 31, 1999.

INTEREST EXPENSE

     Interest expense increased $1.6 million, primarily due to increased borrowing on the Company's long-term line of credit to purchase shares of the Company's common stock during fiscal 1999.


INCOME TAXES

     During fiscal 1999, the Company recognized income tax expense of $4.5 million. Although the Company had a loss before income taxes of $4.2 million, non-deductible goodwill amortization from the merger with Covey Leadership Center and other acquisitions, foreign income tax expense, and losses in foreign countries resulted in a net taxable position for the year. The effect of foreign losses is primarily comprised of losses sustained in Japan for which no offsetting tax benefit could be recognized due to uncertain future taxable income to offset such losses.

PREFERRED STOCK DIVIDENDS

     During the fourth quarter of fiscal 1999, the Company issued 750,000 shares of Series A Preferred Stock for $75.0 million in cash to a private investor. The preferred stock dividends accrue at an annual rate of 10 percent and are payable quarterly in cash or additional shares of preferred stock until July 1, 2002. Accordingly, the Company accrued $1.9 million in preferred stock dividends as of August 31, 1999. Subsequent to August 31, 1999, the Company paid the accrued dividend with additional shares of preferred stock.


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

Quarterly Financial Information:

YEAR ENDED AUGUST 31, 2000
                                  ---------- ---------- ---------- ----------
                                      Q1         Q2         Q3         Q4
                                  ---------- ---------- ---------- ----------
In thousands, except per share amounts

Sales                             $ 144,078  $ 145,023  $ 110,759  $ 185,339
Gross margin                         85,053     83,098     57,710    105,130
Restructuring costs                                          (402)    (4,544)
Stock option purchase and
   relocation costs                     491      1,668      8,361        707
Income (loss) before
   provision for income taxes        13,093      5,430    (27,701)    14,731
Net income (loss)                     7,188      2,819    (18,834)     4,418
Preferred dividends                   1,914      2,036      2,028      2,027
Income (loss) available to
   common shareholders             $  5,274   $    783   $(20,862)  $  2,391

Diluted income (loss) per share    $    .26   $    .04   $  (1.02)  $    .12



YEAR ENDED AUGUST 31, 1999
                                  ---------- ---------- ---------- ----------
                                      Q1         Q2         Q3         Q4
                                  ---------- ---------- ---------- ----------
In thousands, except per share amounts

Sales                             $ 140,362   $137,089   $109,267   $168,205
Gross margin                         86,431     79,128     58,522     87,710
Restructuring costs                                                   16,282
Loss on impaired assets                                               16,559
Income (loss) before
   provision for  income taxes       18,815     11,305     (7,922)   (26,424)
Net income (loss)                    10,913      6,557     (4,595)   (21,647)
Preferred dividends                                                    1,875
Income (loss) available to
   common shareholders            $  10,913   $  6,557   $ (4,595)  $(23,522)

Diluted income (loss) per share   $     .50   $    .31   $   (.22)  $  (1.15)


     The Company's quarterly results of operations reflect seasonal trends that are primarily the result of customers who renew their Franklin Planners on a calendar year basis. Training and Education sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled during holiday and vacation periods, and the timing of Premier Agenda's sales, which occur primarily in the Company's fourth quarter. In the Company's experience, catalog sales, retail store sales, and net income tend to be lower during the third quarter of each fiscal year. The seasonal nature of the Company's operations has historically resulted in higher sales and significantly higher operating margins during the first, second, and fourth quarters, with declines in sales and income occurring during the third quarter of each fiscal year. The Company believes that the seasonal pattern of sales and earnings during its fiscal year will continue as in the past, exclusive of restructuring and other similar charges.

     During fiscal 2000, the Company incurred and expensed $11.2 million for other costs related to its restructuring plan which were not specific to severance or leased office space exit costs. These costs were primarily comprised of charges resulting from a stock option tender offer and other purchases of outstanding stock options, and to relocate sales associates to new regional sales offices. These costs have been classified as a separate component of operating expenses. In an effort to reduce the potentially dilutive effect of stock options on the Company's capital structure, the Company was actively engaged in purchasing stock options from current and former employees. As part of this strategy, the Company filed a tender offer statement with the SEC that closed during the Company's third quarter of fiscal 2000. Under terms of the offer, the Company paid cash for the outstanding option shares, which were priced using a market value methodology. As a result of the tender offer and previous purchases of option shares, the Company reacquired 3,294,476 option shares for $8.7 million in cash. The remaining $2.5 million was primarily used to relocate the Company's sales force to eight new regional offices that were opened during fiscal 2000.

     During the fourth quarter of fiscal 1999, the Company initiated a restructuring plan that resulted in a $16.3 million charge to operations.
Included in the restructuring charge were costs necessary to reduce the Company's workforce by approximately 600 employees and to exit the majority of leased office space in Provo, Utah. The Company reassessed the severance portion of the restructuring accrual during the fourth quarter of fiscal 2000 and reduced the remaining accrual by $4.5 million. The adjustment was primarily due to favorable economic conditions that allowed former employees to find new jobs more quickly than expected and resulted in reduced severance costs. Also during fiscal 2000, the Company exited the leased office space located in Provo, Utah and obtained a subleasee for the property. After an assessment of the sublease terms, the Company adjusted its restructuring accrual by $0.4 million during the third quarter of fiscal 2000 to reflect lower than expected building transition costs. As of August 31, 2000, accrued severance costs consisted of expected remaining severance and benefit payments for affected employees. Remaining accrued leased office space exit costs consisted of items such as the difference between the base rental charge and sublease revenues over time and tenant improvements. As of August 31, 2000, the restructuring plan was substantially complete and the Company expects that the remaining restructuring accrual will be sufficient to complete its restructuring plan.

     As part of its restructuring plan, and upon review of certain goodwill, intangibles, and other long-term assets, the Company recognized a loss on impaired assets totaling $16.6 million during the fourth quarter of fiscal 1999.

     Quarterly fluctuations may also be affected by other factors including the addition of new institutional customers, the introduction of new products, the timing of large institutional orders, and the opening of new retail stores.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of capital have been net cash provided by operating activities, long-term borrowing, and line-of-credit financing. Working capital requirements have also been financed through short-term borrowing and line-of-credit financing. In addition to these sources, the Company issued preferred stock to a private investor in the fourth quarter of fiscal 1999, and to existing shareholders through a subscription offering during fiscal 2000. The subscription offering closed on November 30, 1999 with 42,338 shares of preferred stock purchased under terms of the offering. The preferred stock issued to shareholders was substantially identical to preferred shares previously issued to the private investor. Net proceeds from the subscription offering were $4.1 million.

     Net cash provided by operating activities during fiscal 2000 and 1999 was $50.6 million and $36.0 million, respectively. Adjustments to net loss for fiscal 2000 included $48.5 million of depreciation and amortization charges. The primary sources of cash from operations resulted from improved collections of accounts receivable and reduced inventories. In contrast with recent fiscal years, the collection of accounts receivable resulted in a net source of cash to the Company in spite of continued fourth quarter sales growth at Premier Agendas. During fiscal 2000, the Company implemented new accounts receivable collection policies and procedures at its core operations, which reduced the number of receivable days outstanding and improved cash flows. The Company also implemented new inventory procedures designed to optimize inventory levels, which contributed to reduced inventory levels compared with the prior year. Additionally, the Company utilized certain income tax benefits and various tax strategies to minimize required income tax payments throughout the year. The primary uses of cash in fiscal 2000 were payments related to the Company's restructuring plan for severance and building exit costs, and the purchase of stock options and payments for sales associate relocation expenses. For the fiscal year ended August 31, 1999, adjustments to net loss included $43.5 million of amortization and depreciation, $16.6 million for losses on impaired assets and a net increase of $10.5 million in deferred tax assets. The change in deferred taxes primarily represents an increase in current deferred tax assets generated in fiscal 1999. The primary uses of cash for operational activities were increases in inventory of $12.0 million and increased receivables totaling $8.9 million. Inventories increased primarily due to an increase in the number of Franklin Planner designs, new binder models in stock and higher costs associated with electronic products. Accounts receivable increased due to increased sales at Premier, which has seasonal sales that occur primarily during the Company's fourth quarter. In connection with its restructuring plan, the Company recorded a $16.2 million accrual in fiscal 1999 for expected costs to reduce the workforce and exit certain leased office space, which is included as a component of cash flows from operations. Cash used to pay income taxes is the result of quarterly payments on expected taxable earnings that exceeded actual taxable income for the year. The increase in payables and accrued liabilities is primarily due to the timing of goods and services received and corresponding payments.

     Net cash used for investing activities during fiscal years 2000 and 1999 was $38.9 million and $40.7 million, respectively. For the year ended August 31, 2000, the Company used $24.5 million of cash to purchase computer hardware and software, manufacturing equipment, leasehold improvements, and other property and equipment. The Company used $16.3 million to pay contingent earnout payments to the former owners of Premier Agendas and personal coaching. In addition, the operations of Professional Resources Organization and Daytracker.com were acquired during fiscal 2000 for $4.5 million in cash. The Company also sold the assets of the commercial division of Publishers Press, a printing services subsidiary, for $11.0 million in cash and a $2.4 million secured note receivable. Net cash proceeds to the Company from the sale totaled $6.4 million. During fiscal 1999, the Company paid $14.8 million in contingent earnout payments and spent an additional $4.2 million to acquire other businesses during the year, including Khalsa Associates, a sales training company. Capital expenditures during fiscal 1999 totaled $23.0 million and consisted primarily of an addition to one of the Company's buildings, new store leasehold improvements, computer hardware and software, and other manufacturing equipment. The Company also received $1.3 million in cash from the sale of certain land and a non-business related building.

     Net cash used for financing activities during fiscal 2000 was $18.0 million, compared to net cash proceeds of $2.4 million in fiscal 1999. The primary source and use of cash was related to the expansion of the Company's line of credit and the retirement of certain notes payable. At August 31, 1999, the Company had $85.0 million of senior unsecured notes payable (the "Notes Payable") outstanding. The Notes Payable required the Company to maintain certain financial ratios and net worth levels until the Notes Payable were paid in full. Due to restructuring charges in the fourth quarter of fiscal 1999, the Company was not in compliance with the terms of the Notes Payable. The Company did not obtain a waiver of the terms of the Notes Payable, and during the first quarter of fiscal 2000, the Notes Payable were retired at par plus accrued interest. Also during the first quarter of fiscal 2000, the Company obtained a new line of credit from existing lenders that maintained the Company's $10.0 million short-term line of credit, but expanded the long-term line to $100.0 million. The $100.0 million long-term line was subsequently scaled back to $73.0 million as a result of the Company's guarantee related to the management stock loan program. The Company used existing cash and its expanded line of credit to retire the Notes Payable. During fiscal 1999, the Company used $40.7 million for payments on long-term debt, primarily on its long-term line of credit. In addition, the Company used $32.7 million to purchase 2,126,000 shares of its common stock during fiscal 1999. The primary source of cash from financing activities during fiscal 1999 was the issuance of 750,000 shares of preferred stock to a private investor for $75.0 million.

     At August 31, 2000, the Company had unsecured bank lines of credit available for working capital needs totaling $103.0 million. The Company's lines of credit consisted of a $10.0 million short-term line of credit, a $20.0 million short-term line of credit, and a $73.0 million long-term credit facility. On August 31, 2000, the Company had $17.9 million outstanding on the short-term lines of credit and $55.0 million outstanding on the long-term line of credit. The line of credit agreements require the Company to maintain certain financial ratios and working capital levels, excluding the impact of stock option repurchases during fiscal 2000. At August 31, 2000, the Company was in compliance with the terms of the line of credit agreements. The Company's line of credit agreements expire on December 1, 2001.

     During fiscal 2000, the Company announced the implementation of an incentive based compensation program that includes a loan program from external lenders to certain managers for the purpose of purchasing shares of the Company's common stock. The program gives management of the Company the opportunity to purchase shares of the Company's common stock on the open market, and from shares purchased by the Company, by borrowing on a full-recourse basis from the external lenders. The Company has facilitated the loans by providing a guarantee to the lenders. The program will total approximately $33.0 million and the Company has facilitated the purchase of open-market shares to ensure compliance with appropriate SEC trading rules and regulations. As of August 31, 2000, the Company had facilitated the purchase of 3,559,000 shares with a cost of $30.0 million for the loan program.

     Going forward, the Company will continue to incur costs necessary for the development of on-line products, electronic commerce channels, strategic acquisitions and joint ventures, retail store buildouts and renovations, regional office leasehold improvements, and other costs related to the growth of the business. Cash provided by operations, available lines of credit, and other financing alternatives will be used for these expenditures. Management anticipates that its existing capital resources will be sufficient to enable the Company to maintain its current level of operations and its planned internal growth for the foreseeable future. The Company also continues to pursue additional financing alternatives as it positions itself for future growth.

REGULATORY COMPLIANCE

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


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

     With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. Such uncertainties include, but are not limited to, unanticipated developments in any one or more of the following areas: the integration of acquired or merged businesses, management of growth, unanticipated costs, delays or outcomes relating to the Company's restructuring plan, availability of financing sources, dependence on products or services, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, pending and threatened litigation, and other risk factors which may be detailed from time to time in the Company's press releases, reports to shareholders and in filings with the Securities and Exchange Commission ("SEC").

     While the Company has a broad customer base, it is subject to variables over which it has no direct control such as innovations in competing products, the general transition from paper-based products to electronic or internet based products, changing corporate policies on the part of the Company's customers, and competition from others in the industry. In addition, the Company is subject to changes in costs of supplies necessary to produce its products and distribution of those products. The Company's business is subject to seasonal variations and including sales in non-United States countries. Sales outside the United States potentially present additional risks such as political, social, and economic instability.

     The market price of the Company's common stock has been and may remain volatile. In addition, the stock markets in general have recently experienced increased volatility. Factors such as quarter to quarter variations in revenues and earnings or the failure of the Company to meet analysts' expectations could have a significant impact on the market price of the Company's common stock. In addition, the price of the common stock can change for reasons unrelated to the performance of the Company.

     These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results will differ and may differ materially from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in the Company's filings with the SEC.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK OF FINANCIAL INSTRUMENTS

     The Company has  exposure to market  risk from  foreign  currency  exchange rates and  changes  in  interest  rates.  To manage  the  volatility  related to currency exchange rates, the Company entered into limited derivative transactions to manage well-defined foreign exchange risks during fiscal 2000. As of August 31, 2000 the Company had derivative instruments outstanding which were used to hedge foreign exchange risks on certain receivable and payable balances. The foreign exchange contracts were accounted for using existing accounting standards and will be subject to the provisions of SFAS No. 133 and related pronouncements in fiscal 2001. Corresponding gains and losses on these and other derivative contracts were immaterial for the year ended August 31, 2000. As the Company continues to expand internationally, the Company's use of foreign exchange contracts may grow in order to manage the foreign currency risks to the Company. As of August 31, 2000, the Company had not entered into derivative instruments to hedge its exposure to interest rate risk.


EURO CONVERSION

     On January 1, 1999, the European Monetary Union ("EMU"), which is comprised of 11 out of the 15 member countries of the European Union, introduced a new common currency, the "Euro." During the transition period between January 1, 1999 and January 1, 2002, both the Euro and national currencies will coexist. The national currencies will remain legal tender until at least January 1, 2002, but not later than July 1, 2002. The Company currently transacts business in EMU countries using the national currencies and translates the financial results of those countries in accordance with current accounting pronouncements. Further, the Company has not experienced, nor does it expect to experience, a material adverse impact on its financial condition, results of operations, or liquidity as a result of the Euro conversion.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Franklin Covey Co.:

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. (a Utah corporation) and subsidiaries as of August 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Covey Co. and subsidiaries as of August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000 in conformity with accounting principles generally accepted in the United States.




ARTHUR ANDERSEN LLP

Salt Lake City, Utah
September 28, 2000



FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,                                                                               2000             1999
-----------------------------------------------------------------------------------------------------------------
In thousands, except share data

ASSETS
     Current assets:
         Cash and cash equivalents                                               $     21,242      $    26,781
         Accounts receivable, less allowance for doubtful
           accounts of $3,350 and $4,074, respectively                                 84,747           92,500
         Inventories                                                                   53,599           59,780
         Income taxes receivable                                                                         3,912
         Deferred income taxes                                                         12,916           16,357
         Other assets                                                                  20,531           12,316
                                                                                --------------    -------------
              Total current assets                                                    193,035          211,646

     Property and equipment, net                                                      121,556          127,863
     Goodwill and other intangibles, net                                              258,475          267,185
     Other assets                                                                      19,413           16,609
                                                                                -------------     -------------
                                                                                 $    592,479      $   623,303
                                                                                =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Lines of credit                                                         $     17,884      $     1,396
         Accounts payable                                                              28,251           33,038
         Accrued compensation                                                          13,598           10,414
         Accrued acquisition earnouts                                                     700           15,900
         Accrued restructuring costs                                                    5,160           16,200
         Other accrued liabilities                                                     42,046           35,992
         Income taxes payable                                                           4,645
         Current portion of long-term debt                                              6,873           90,010
         Current portion of capital lease obligations                                     540              558
                                                                                --------------    --------------
              Total current liabilities                                               119,697          203,508

     Line of credit                                                                    55,000
     Long-term debt, less current portion                                               7,125            5,624
     Capital lease obligations, less current portion                                      380              919
     Deferred compensation liability                                                    3,285
     Deferred income taxes                                                             32,939           34,818
                                                                                --------------    --------------
              Total liabilities                                                       218,426          244,869
                                                                                ==============    ==============

     Commitments and contingencies (Notes 6, 8, 10 and 20)

     Shareholders' equity:
         Preferred stock - Series A, no par value; convertible
           into common stock at $14 per share; 4,000,000 shares
           authorized, 811,088 shares and 750,000 shares issued,
           respectively, at $100 per share                                             80,967           75,000
         Common stock, $.05 par value; 40,000,000 shares
           authorized, 27,055,894 shares issued                                         1,353            1,353
         Additional paid-in capital                                                   225,748          235,632
         Retained earnings                                                            186,711          199,125
         Note receivable                                                                 (894)
         Restricted stock deferred compensation                                           (58)            (320)
         Accumulated other comprehensive loss                                            (122)            (782)
         Treasury stock at cost, 6,439,329 and 6,676,373 shares, respectively        (119,652)        (131,574)
                                                                                --------------    --------------
              Total shareholders' equity                                              374,053          378,434
                                                                                --------------    --------------
                                                                                 $    592,479      $   623,303
                                                                                ==============    ==============
See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEAR ENDED AUGUST 31,                                                      2000              1999             1998
---------------------------------------------------------------------------------------------------------------------
In thousands, except per share data
Sales                                                              $     585,199     $     554,923     $    546,612
Cost of sales (exclusive of stock option purchase
   costs totaling $2,113  in fiscal 2000)                                254,208           243,132          213,888
                                                                   -------------     -------------     ------------
     Gross margin                                                        330,991           311,791          332,724

Selling, general and administrative (exclusive of stock option
   purchase and relocation costs totaling $9,114 in fiscal 2000)         269,303           235,003          221,303
Stock option purchases and relocation costs                               11,227
Depreciation and amortization                                             45,167            39,539           33,028
Restructuring costs                                                       (4,946)           16,282
Loss on impaired assets                                                                     16,559
                                                                    -------------     -------------     ------------
     Income from operations                                               10,240             4,408           78,393

Interest income                                                            1,665             1,278            1,954
Interest expense                                                          (6,178)           (9,912)          (8,316)
Other expense, net                                                          (174)
                                                                    -------------     -------------     ------------
     Income (loss) before provision for income taxes
       and cumulative effect of accounting change                          5,553            (4,226)          72,031
Provision for income taxes                                                 9,962             4,546           29,893
                                                                    -------------     -------------     ------------
     (Loss) income before cumulative effect of accounting change          (4,409)           (8,772)          42,138
       Cumulative effect of accounting change, net of tax (Note 16)                                          (2,080)
                                                                    -------------     -------------     ------------
     Net (loss) income                                                    (4,409)           (8,772)          40,058
Preferred stock dividends                                                  8,005             1,875
                                                                    -------------     -------------     ------------
     Net (loss) income available to common shareholders             $    (12,414)     $    (10,647)     $    40,058
                                                                    -------------     -------------     ------------
(Loss) income from continuing operations per share:
         Basic                                                      $       (.61)     $       (.51)     $      1.75
         Diluted                                                            (.61)             (.51)            1.70
Cumulative effect of accounting change, net of tax, per share:
         Basic                                                                                                 (.09)
         Diluted                                                                                               (.08)
                                                                    -------------     -------------     ------------
Net (loss) income per share:
         Basic                                                      $       (.61)    $        (.51)   $        1.66
         Diluted                                                            (.61)             (.51)            1.62
                                                                    -------------     -------------     ------------
Weighted average number of common and common equivalent shares:
         Basic                                                            20,437            20,881           24,091
         Diluted                                                          20,437            20,881           24,726
                                                                    -------------     -------------     ------------

COMPREHENSIVE INCOME:

Net (loss) income available to common shareholders                  $    (12,414)     $    (10,647)   $      40,058
Foreign currency translation adjustments                                     660             1,468           (1,316)
                                                                    -------------     ----------------  -------------
Comprehensive (loss) income                                         $    (11,754)     $     (9,179)   $      38,742
                                                                    -------------     ---------------   -------------



See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                                                  ACCUM-
                                 SERIES A                                                        ULATED
                            PREFFERED STOCK  COMMON STOCK                                         OTHER   TREASURY STOCK     TOTAL
                             --------------  ------------  ADDITIONAL            NOTES  DEFERRED COMPRE-  --------------     SHARE-
                                                            PAID-IN   RETAINED  RECEIV- COMPEN-  HENSIVE                   HOLDERS'
                             SHARES AMOUNT  SHARES  AMOUNT  CAPITAL   EARNINGS   ABLE   SATION    LOSS    SHARES  AMOUNT    EQUITY
------------------------------------------------------------------------------------------------------------------------------------
In thousands
Balance at August 31, 1997        $         27,056 $ 1,353 $239,699  $169,714   $      $(1,495)  $ (934) (2,373) $(52,932) $355,405

Tax benefit from exercise
  of affiliate stock options                                    266                                                             266
Issuance of common stock
  from treasury                                              (1,913)                                        247     5,515     3,602
Purchase of treasury shares                                                                              (2,687)  (57,013)  (57,013)
Deferred compensation
  amortization                                                                             652                                  652
Other comprehensive loss                                                                         (1,316)                     (1,316)
Net income                                                             40,058                                                40,058
                             ----   ------  ------ -------  -------  --------  ------  -------  -------  ------  --------   -------
Balance at August 31, 1998                  27,056   1,353  238,052   209,772             (843)  (2,250) (4,813) (104,430)  341,654

Issuance of Series A
   Preferred Stock            750   75,000                                                                                   75,000
Preferred stock dividends                                              (1,875)                                               (1,875)
Tax benefit from exercise
   of affiliate stock options                                 1,320                                                           1,320

Issuance of common stock
   from treasury                                             (3,740)                                        263     5,566     1,826
Purchase of treasury shares                                                                              (2,126)  (32,710)  (32,710)
Deferred compensation
   amortization                                                                            523                                  523
Other comprehensive income                                                                        1,468                       1,468
Net loss                                                               (8,772)                                               (8,772)
                             ----   ------  ------  ------   -------  --------  ------ -------   ------  ------   -------   -------
Balance at August 31, 1999    750   75,000  27,056   1,353  235,632   199,125             (320)    (782) (6,676) (131,574)  378,434

Issuance of Series A
    Preferred Stock            42    4,092                                                                                    4,092
Preferred stock dividends                                              (8,005)                                               (8,005)
Tax benefit from exercise
   of affiliate stock options                                   557                                                             557
Issuance of common stock
   from treasury                                            (10,441)                                        925    17,404     6,963
Purchase of treasury shares                                                                                (688)   (5,482)   (5,482)
Issuance of note receivable
   from sale of common stock                                                     (894)                                         (894)
Deferred compensation
   amortization                                                                            262                                  262
Other comprehensive income                                                                          660                         660
Dividends on preferred stock
  paid with additional
  shares of preferred stock    19   1,875                                                                                     1,875
Net loss                                                               (4,409)                                               (4,409)
                            ----- -------   ------ -------  --------  --------  ------  ------  -------  ------  --------   -------
Balance at August 31, 2000    811 $80,967   27,056 $ 1,353 $225,748  $186,711  $ (894)  $  (58)  $ (122) (6,439)$(119,652) $374,053
                            ===== =======   ====== =======  ========  ========  ======  ======  =======  ======  ========   =======

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS


YEAR ENDED AUGUST 31,                                                     2000             1999             1998
------------------------------------------------------------------     -----------      -----------      -----------
In thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                   $  (4,409)       $  (8,772)       $  40,058
   Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
      Depreciation and amortization                                       48,510           43,547           38,626
      Loss on impaired assets                                                              16,559
      Deferred income taxes                                                1,562          (10,503)             613
      Restricted stock deferred compensation amortization                    262              522              652
      Loss on sale of assets                                                 295              673              317
      Changes in assets and liabilities, net of effects from
      acquisitions:
         Decrease (increase) in accounts receivable                        4,639           (8,879)          (9,995)
         Decrease (increase) in inventories                                3,943          (11,981)           8,061
         Increase in other assets and other long-term liabilities         (8,056)          (3,868)         (12,044)
         Increase (decrease) in accounts payable
         and accrued liabilities                                           5,804           10,966           (4,495)
         Decrease) increase in accrued restructuring costs               (11,040)          16,200
         Increase (decrease) in income taxes payable                       9,113           (8,491)          12,261
                                                                       -----------      -----------      -----------
      Net cash provided by operating activities                           50,623           35,973           74,054
                                                                       -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Acquisition of businesses, including earnout payments              (21,444)         (19,025)         (16,786)
      Purchases of property and equipment, net of effects from
         acquisitions                                                    (24,523)         (22,996)         (39,239)
      Proceeds from sale of property and equipment                         7,032            1,288           12,210
                                                                       -----------      -----------      -----------
         Net cash used for investing activities                          (38,935)         (40,733)         (43,815)
                                                                       -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Net increase (decrease) in short-term borrowings                    16,488           (2,229)           (889)
      Proceeds from long-term debt and line of credit, net of effects
         from acquisitions                                                76,308            1,142         119,969
      Payments on long-term debt and capital lease obligations          (109,502)         (40,652)        (87,221)
      Proceeds from issuance of Series A Preferred Stock, net              4,092           75,000
      Purchases of common stock for treasury                              (5,483)         (32,710)        (57,013)
      Proceeds from issuance of treasury stock                             6,069            1,826           3,602
      Payment of preferred stock dividends                                (5,977)
                                                                      ------------      -----------      ----------
         Net cash (used for) provided by financing activities            (18,005)           2,377          (21,552)
                                                                      ------------      -----------      -----------

      Effect of foreign exchange rates                                       778            1,404           (1,316)
                                                                      ------------      -----------      -----------

      Net (decrease) increase in cash and cash equivalents                (5,539)            (979)           7,371
      Cash and cash equivalents at beginning of the year                  26,781           27,760           20,389
                                                                      ------------      -----------      -----------
      Cash and cash equivalents at end of the year                     $  21,242         $ 26,781        $  27,760
                                                                      ------------      -----------      -----------




See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Franklin  Covey  Co.  (the  "Company")  provides  integrated  training  and performance solutions to organizations and individuals in productivity, leadership, sales, communication, and other areas. Each solution set may include components for training and consulting, assessment, and other application tools available in electronic or paper-based formats. The Company's products and services are available through professional consulting services, public workshops, catalogs, retail stores, and the Internet at www.franklincovey.com and www.franklincoveyplanner.com. The Company's best known products include the Franklin Planner and the best-selling book, The 7 Habits of Highly Effective People.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

PERVASIVENESS OF ESTIMATES

     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of August 31, 2000, the Company had demand deposits at various banks in excess of the $100,000 limit for insurance by the Federal Deposit Insurance Corporation.

INVENTORIES

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Elements of cost in inventories include raw materials, direct labor, and manufacturing overhead.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation or amortization. Depreciation or amortization is calculated using the straight-line method over the expected useful lives of the assets as follows:

Description                                      Useful Lives
----------------------------------------------------------------

Buildings                                        15-39 years
Computer hardware and software                       3 years
Machinery and equipment                            3-7 years
Furniture, fixtures and leasehold
   improvements                                    5-7 years

     Leasehold improvements are amortized over the lesser of the useful economic life of the asset or the contracted lease period. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses on the sale of property and equipment are recorded in current operations.

RESTRICTED INVESTMENTS

     The Company's restricted investments are comprised of investments in mutual funds that are held in a "Rabbi Trust" and are restricted for payment to the participants of the Company's deferred compensation plan (Note 7). The Company accounts for its restricted investments using Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the proper classification of investments at the time of purchase and reassesses such designations at each balance sheet date. At August 31, 2000, the Company's restricted investments were classified as trading securities and recorded in other long-term assets in the accompanying fiscal 2000 consolidated balance sheet.

     In accordance with SFAS No. 115, the unrealized loss, which was immaterial for fiscal 2000, has been recognized in the accompanying consolidated income statement for fiscal 2000 as a component of selling, general, and administrative expense.

OTHER LONG-TERM ASSETS

     The Company was recently involved in a business reengineering and information systems implementation project (the "Project"). Certain costs of the Project have been capitalized (Note 16). At August 31, 2000 and 1999, the Company had $8.5 million and $10.6 million of net capitalized Project costs classified as other long-term assets. Project costs are amortized over a five-year period following completion of associated Project phases. As of August 31, 2000, all phases of the Project were completed.

LONG-LIVED ASSETS

     The Company reviews its long-lived assets for impairment at each balance sheet date for events or changes in circumstances that may indicate the book value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company assesses the impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets.

     During the fourth quarter of fiscal 1999, the Company initiated a plan to restructure its operations (Note 2). As part of the restructuring plan, all programs, products, and curriculum were evaluated to determine their future value in the restructured Company. As a result of this evaluation, certain products, services, and curricula were discontinued which impacted the related long-lived assets and goodwill. Based upon the results of this review, the Company recognized a $16.6 million charge in the fourth quarter of fiscal 1999 for impaired assets related to the discontinued products and programs. The loss on impaired assets for the year ended August 31, 1999 was comprised of the following (in thousands):

Goodwill and other intangibles                  $     8,234
Other long-term assets                                6,772
Property and equipment                                1,553
                                             ----------------
                                                $    16,559
                                            =================

     The Company has disposed of these assets, as the assets have no market value or alternative uses to the Company. Impaired goodwill and other intangible assets were primarily comprised of goodwill generated from previous acquisitions whose products or services were discontinued. Impaired other long-term assets primarily consisted of capitalized costs for Project modules that were determined to have no future value. Impaired property and equipment was comprised of purchased software written off because it was unusable and a printing press that was unable to meet printing quality standards.

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

COMPREHENSIVE INCOME

     Comprehensive income includes charges and credits to equity accounts that are not the result of transactions with shareholders. Comprehensive income is comprised of net income or loss and other comprehensive income items. The Company's comprehensive income and losses consist of changes in the cumulative foreign currency translation adjustment account. The changes in the cumulative foreign currency translation adjustment account are not adjusted for income taxes as they relate to specific indefinite investments in foreign subsidiaries.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. As a result, the Company will adopt the provisions of SFAS No. 133 in the first quarter of fiscal 2001. The Company expects that the implementation of SFAS No. 133 will not have a material impact on the Company's results of operations and financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. In June of 2000, the SEC issued SAB 101B, which extended the implementation date to the Company's fourth quarter of fiscal 2001. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's results of operations, financial position, or liquidity.

RECLASSIFICATIONS

     Certain reclassifications have been made in the prior periods' consolidated financial statements to conform with the current year presentation.


2. RESTRUCTURING COSTS

     During the fourth quarter of fiscal 1999, the Company's Board of Directors approved a plan to restructure the Company's operations, reduce its workforce, and formally exit the majority of its leased office space located in Provo, Utah. These changes were intended to align the Company's products, services, and distribution channels in a manner that focuses Company resources on providing integrated training and performance solutions to organizations and individuals. The restructuring was also intended to lay strategic, operational, organizational, and financial foundations for profitable growth. In connection with the restructuring plan, the Company recorded a fourth quarter restructuring charge of $16.3 million, which is included in the accompanying consolidated statement of income for the fiscal year ended August 31, 1999. Included in the restructuring charge were costs to provide severance and related benefits, as well as costs to formally exit the leased office space. As of August 31, 2000, the Company's restructuring plan was substantially completed. The components of the accrued restructuring charge and the remaining accrual balances at August 31, 2000 were as follows (in thousands):

                                         Leased
                                         Office
                           Severance   Space Exit
                             Costs        Costs       Total
                           ----------- ------------ -----------


Accrued restructuring
   costs at August 31,1999   $ 11,600    $  4,600     $ 16,200

Restructuring costs paid       (4,641)     (1,453)      (6,094)
Adjustments                    (4,544)       (402)      (4,946)
                             --------    ---------    ---------
Accrued restructuring
   costs at August 31, 2000  $  2,415    $  2,745     $  5,160
                             ========    ========     ========

     As of August 31, 2000, accrued severance costs consisted of expected remaining severance and benefit payments for terminated employees. Remaining accrued leased office space exit costs represent the difference between base rental charges and the offsetting expected sublease revenue receipts. The Company expects that the remaining restructuring accrual will be sufficient to complete its restructuring plan.

     The cost to provide severance and related benefits covered a planned reduction of identified employees across all areas of the business. The following table shows the number of employees in each of the Company's operating segments that have been terminated by the reduction plan:

                                                 Number of
            Operating Segment                    Employees
------------------------------------------    ----------------

Consumer products                                       114
Training and education                                  173
International                                            57
Corporate support and other                             226
                                              ----------------
                                                        570
                                              ================

     The severance cost accrual was established based upon estimates of factors such as expected time to find other employment, expected benefit payments, and severance payment type. However, primarily due to favorable economic conditions which decreased the average time necessary for terminated employees to find new employment, the Company reassessed its potential liability for remaining severance costs. Accordingly, the Company reduced the severance accrual during the fourth quarter of fiscal 2000 by $4.5 million to reflect the estimated remaining liability.

     During fiscal 2000, the Company entered into a sublease agreement for the majority of its leased office space in Provo, Utah. In connection with this sublease agreement, the Company reduced its leased office space exit accrual by $0.4 million due to less-than-expected building transition costs. The Company will continue to monitor and adjust its remaining restructuring reserves as necessary.


3. INVENTORIES

     Inventories were comprised of the following (in thousands):



AUGUST 31,
--------------------------------------------------------------
                                         2000            1999
--------------------------------------------------------------
Finished goods                   $     38,363    $     42,594
Work-in-process                         2,803           4,186
Raw materials                          12,433          13,000
                               --------------- ---------------
                                 $     53,599    $     59,780
                               =============== ===============

4. PROPERTY AND EQUIPMENT

     Property and equipment were comprised of the following (in thousands):

AUGUST 31,
----------------------------------------------------------------
                                             2000          1999
----------------------------------------------------------------
Land and improvements                 $     7,634   $     7,616
Buildings                                  49,623        48,787
Computer hardware and software             69,261        57,305
Machinery and equipment                    42,554        56,287
Furniture, fixtures and
   leasehold improvements                  50,994        50,209
                                     ------------- -------------
                                          220,066       220,204
Less accumulated  depreciation
   and amortization                       (98,510)      (92,341)
                                     ------------- -------------
                                      $   121,556   $   127,863
                                     ============= =============

Certain land and buildings represent collateral for debt obligations(Note 6).


5. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill  and  other  intangible   assets  consist  of  the  following  (in
thousands):

AUGUST 31,
---------------------------------------------------------------
                                            2000          1999
---------------------------------------------------------------
Goodwill                             $   142,755   $   131,595
License rights                            27,000        27,000
Curriculum rights                         61,778        61,752
Trade names and other                     92,517        94,777
                                    ------------- -------------
                                         324,050       315,124
Less accumulated  amortization           (65,575)      (47,939)
                                    ------------- -------------
                                     $   258,475   $   267,185
                                    ============= =============

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

                                                 Useful Lives
                                               -----------------

Goodwill                                          5-30 years
License rights                                      40 years
Curriculum rights                                14-30 years
Trade names and other                             4-40 years

6. DEBT

LINES OF CREDIT

     At August 31, 2000, the Company had unsecured bank lines of credit available for working capital needs totaling $103.0 million, of which $30.1 million was available. The amounts outstanding under the Company's lines of credit consisted of the following at August 31, 2000 (in thousands):


$10.0 million current line of credit with interest at the bank's
prime rate (9.5% at August 31, 2000)                              $   6,159

$20.0 million current line of credit with interest at LIBOR plus
1.5% (8.1% at August 31, 2000)                                       11,725
                                                                 -------------

Total current lines of credit                                    $   17,884
                                                                 -------------

$73.0 million long-term credit facility with interest at
the lower of the prime rate or  LIBOR plus 2.0%                  $   55,000
                                                                 =============


     The weighted average interest rate on outstanding current line of credit debt at August 31, 2000 and 1999 was 8.6 percent and 7.8 percent, respectively. The weighted average interest rate on the long-term credit facility was 8.7 percent as of August 31, 2000.

     The line of credit agreements require the Company to maintain certain financial ratios and working capital levels. At August 31, 2000, the Company was in compliance with the terms of the line of credit agreements. The Company's line of credit agreements expire on December 1, 2001.

     Commitment fees associated with the lines of credit were $0.7 million during fiscal 2000.

LONG-TERM DEBT

     Long-term debt was comprised of the following (in thousands):

AUGUST 31,
------------------------------------------------------------------------------------------------
                                                                             2000         1999
------------------------------------------------------------------------------------------------

Note payable in annual installments of $3,000 plus
interest at 8% through December 2001, unsecured                           $   6,000      $

Note payable in quarterly installments of $574 including interest
at 5.0% through April 2001, unsecured                                         1,679        3,822

Mortgage payable in monthly installments of $18 including interest at
8.5% through August 2016, secured by real estate                              1,619        1,697

Note payable on demand, plus interest at 8.0%, unsecured                      1,396        1,481

Mortgage payable in monthly installments of $14 CDN, including
interest at 7.2% through January 2015, secured by real estate                   997

Note payable to bank, payable in  monthly installments of $20,
including interest at 7.8% through August 2004, secured by equipment            802          976

Mortgage payable in monthly installments of $8 including interest at
9.9% through October 2014, secured by real estate                               688          710

Note payable to bank, payable in monthly installments of $23, plus interest at prime plus .5% payable through September 2002,
secured by real estate                                                          587          869

Senior unsecured notes payable with interest at 6.6% due semi-annually,
paid in full                                                                              85,000

Note payable to a Japanese bank for YEN 60,000, payable in quarterly
installments of YEN 20,000, paid in full                                                     548

Other mortgages and notes, payable in monthly  installments, interest ranging from 2.0% to 8.8%, due at various dates  through 2002, secured
by equipment                                                                    230          531
                                                                          ------------ ------------
                                                                             13,998       95,634

Less current portion                                                         (6,873)     (90,010)
                                                                        ------------ ------------
Long-term debt, less current portion                                      $   7,125    $   5,624
                                                                        ============ ============

     As a result of restructuring and impaired asset charges, the Company was not in compliance with certain terms of the $85.0 million senior unsecured notes payable at August 31, 1999. The Company did not obtain a waiver on the terms of the debt covenants, and during October 1999, the Company retired the $85.0 million notes payable at par plus accrued interest. The Company utilized existing cash and its expanded long-term line of credit to retire the notes payable. Accordingly, the $85.0 million notes payable were reported as a component of the current portion of long-term debt in the accompanying fiscal 1999 consolidated balance sheet.

     Future maturities of long-term debt at August 31, 2000 were as follows (in thousands):

YEAR ENDING AUGUST 31,
--------------------------------------------------------------
2001                                               $    6,873
2002                                                    3,697
2003                                                      419
2004                                                      386
2005                                                      209
Thereafter                                              2,414
                                                --------------
                                                   $   13,998
                                                ==============

7. DEFERRED COMPENSATION LIABILITY

     During fiscal 2000, the Company established a deferred compensation plan for certain key officers and employees that provides the opportunity to defer a portion of their compensation until a later date. Deferred amounts are held in a "Rabbi Trust", which invests in various mutual funds and/or the Company's common stock as directed by the participants. The trust assets are recorded as a long-term asset in the accompanying fiscal 2000 consolidated balance sheet because such amounts are subject to the claims of creditors. The corresponding deferred compensation liability represents the amounts deferred by participants plus any earnings on the trust assets.

8. LEASE OBLIGATIONS

CAPITAL LEASES

     Future minimum lease payments for equipment held under capital lease arrangements as of August 31, 2000 were as follows (in thousands):

YEAR ENDING AUGUST 31,
--------------------------------------------------------------
2001                                               $      592
2002                                                      392
                                                --------------
Total future minimum lease payments                       984
Less amount representing interest                         (64)
                                                --------------
Present value of future minimum lease payments            920
Less current portion                                     (540)
                                                --------------
                                                   $      380
                                                ==============

     Total assets held by the Company under capital lease arrangements were $4.0 million with accumulated amortization of $2.2 million as of August 31, 2000.
Amortization of capital lease assets is included in depreciation and amortization expense in the accompanying consolidated income statements.

OPERATING LEASES

     The Company leases certain retail store and office locations under noncancelable operating lease agreements with remaining terms of one to ten years. The following table summarizes future minimum lease payments under operating leases at August 31, 2000 (in thousands):

YEAR ENDING
AUGUST 31,
-------------------------------------------- -- --------------
2001                                              $    12,702
2002                                                   11,032
2003                                                   10,231
2004                                                    8,672
2005                                                    5,610
Thereafter                                             13,980
                                                --------------
                                                  $    62,227
                                                ==============

     Total rental expense for leases under operating lease agreements was $17.4 million, $17.6 million, and $16.8 million, for the years ended August 31, 2000, 1999, and 1998, respectively.

     As part of its restructuring plan (Note 2), the Company exited certain leased office space in Provo, Utah during fiscal 2000. In connection with leaving the office space, the Company obtained a noncancelable sublease agreement for the majority of the Company's remaining lease term on the buildings. Future minimum lease payments due to the Company from the subleasee as of August 31, 2000 were as follows:

YEAR ENDING
AUGUST 31,
-------------------------------------------- -- --------------
2001                                              $     1,792
2002                                                    1,845
2003                                                    1,901
2004                                                    1,958
2005                                                    2,017
Thereafter                                              3,309
                                                --------------
                                                  $    12,822
                                                ==============


9. ADVERTISING

     Costs for newspaper, television, radio, and other advertising are expensed as incurred. Direct response advertising costs consist primarily of printing and mailing costs for catalogs and seminar mailers that are charged to expense over the period of projected benefit, not to exceed twelve months. Total advertising costs were $37.2 million, $33.0 million, and $26.7 million for the years ended August 31, 2000, 1999, and 1998, respectively. Prepaid catalog and seminar mailer costs reported in other current assets were $5.1 million and $5.7 million at August 31, 2000 and 1999, respectively.


10. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

     At August 31, 2000, the Company had contracts with various builders, totaling $3.2 million, for construction related to new and remodeled retail stores.

     The Company also has various purchase commitments for materials, supplies, and other items incident to the ordinary conduct of business. In aggregate, such commitments are immaterial to the Company's operations.

LEGAL MATTERS

     The Company is the subject of certain legal actions, which it considers routine to its business activities. As of August 31, 2000, management believes that, after discussion with its legal counsel, any potential liability to the Company under such actions will not materially affect the Company's financial position or results of operations.

11. RELATED PARTY TRANSACTIONS

     During the fiscal year ended August 31, 2000, the Company sold 121,250 shares of its common stock to a former CEO of the Company for $0.9 million. In consideration for the common stock, the Company received a non-recourse promissory note, due September 2003, bearing interest at 10.0 percent. Additionally, all of the former CEO's stock options were canceled and the issuance of common stock is being accounted for as a variable security, due to its stock option characteristics. The note receivable from the sale of this stock has been recorded as a reduction to shareholders' equity in the accompanying fiscal 2000 consolidated balance sheet.

     During fiscal 2000, the Company actively sought to reacquire outstanding options to purchase the Company's common stock (Note 12). Included in the total number of option shares reacquired, the Company purchased 150,000 option shares from a Vice-Chairman of the Board of Directors for $0.4 million. In addition, 358,000 option shares were purchased from two officers and one former officer of the Company for a total of $0.8 million. These options were reacquired using the same valuation methodology as other stock options purchased by the Company.

     As part of the preferred stock offering  completed during fiscal 1999 (Note
12), an affiliate of the investor was named Chairman of the Board of Directors and Chief Executive Officer. The new Chairman and CEO was previously a member of the Company's Board. In addition, two affiliates of the investor were appointed to the Board of Directors. In connection with the preferred stock offering, the Company pays an affiliate of the investor a monitoring fee of $100,000 per quarter.

     Premier Agendas ("Premier"), a subsidiary of the Company, had trade accounts payable to various companies which are partially owned by certain former owners of Premier totaling $2.1 million and $3.3 million at August 31, 2000 and 1999, respectively. In addition, Premier had notes payable to key employees and former key employees totaling $1.4 million and $1.5 million as of August 31, 2000 and 1999, respectively (Note 6). The notes payable were used for working capital, are due upon demand, and have interest rates which approximate prevailing market rates.

     The Company pays a Vice-Chairman of the Board of Directors a percentage of the proceeds received for seminars that are presented by him. During the fiscal years ended August 31, 2000, 1999, and 1998, the Company paid $3.3 million, $3.0 million, and $2.4 million, respectively, to the Vice-Chairman for such seminars.

     The Company, under a long-term agreement, leases buildings from a partnership that is partially owned by a Vice-Chairman of the Board of Directors and certain officers of the Company. Rental expense paid to the partnership totaled $2.1 million, $2.1 million, and $1.8 million, during the fiscal years ended August 31, 2000, 1999, and 1998, respectively.

     During fiscal years 2000 and 1998, the Company purchased 9,000 shares and 500,000 shares of its common stock for $0.1 million and $12.0 million in cash, respectively, from a Vice-Chairman of the Board of Directors. All shares were purchased at the existing fair market value on the dates of the transactions.

     In January 1999, the Company issued 1,450 shares of its common stock to each member of the Board of Directors for $17.25 per share. The purchase price was to be paid in the form of secured promissory notes that were payable in three annual installments. During fiscal 2000, the promissory notes were canceled and the Company retained the shares of stock.

     During the fiscal year ended August 31, 1999, the Company purchased 130,000 shares of its common stock for $2.3 million in cash, from an officer of the Company. The shares were purchased at the existing fair market value on the date of the transaction.

     During the fiscal years ended August 31, 1999 and 1998, the Company purchased 92,000 and 100,000 shares of its common stock for $1.2 million and $2.5 million in cash, respectively, from a former officer and director of the Company. The shares were purchased at the existing fair market value on the dates of the transactions.

     The Company purchased 194,000 shares of its common stock from a director of the Company for $3.7 million in cash during the fiscal year ended August 31, 1998. Also during fiscal 1998, the Company purchased 57,094 shares of its common stock from a former officer of the Company for $1.1 million. The shares were purchased at the existing fair market value on the dates of the transactions.

     During fiscal 1998, the Company sold one of its consulting units to a group of former employees for $1.6 million. The amount is payable to the Company in six annual installments from September 1998 through 2003. The Company also granted certain employees the option to purchase another consulting unit of the Company for $1.2 million payable to the Company in equal annual installments over a ten-year period commencing January 2001. Such option becomes exerciseable upon the achievement of certain financial thresholds. As of August 31, 2000, the consulting unit had not yet reached planned financial thresholds and the Company does not expect that the option will be exercised.


12. CAPITAL TRANSACTIONS

PREFERRED STOCK

     During the fiscal year ended August 31 1999, the Company issued 750,000 shares of Series A Preferred Stock (the "Preferred Stock") for $75.0 million in cash to a private investor. During fiscal 2000, and in connection with the initial issuance of Preferred Stock, the Company filed a registration statement with the SEC related to a subscription offering for up to an additional 750,000 shares of Preferred Stock. Common stock shareholders of record on November 8, 1999 received a non-transferable right to purchase one share of Preferred Stock for every 27 common shares owned, at a subscription price of $100 per share. The Preferred Stock shares offered to common shareholders were substantially identical to the Preferred Stock issued during fiscal 1999 to the private investor. The subscription offering closed on November 30, 1999 with 42,338 shares of Preferred Stock purchased under terms of the subscription offering.

     Preferred Stock dividends accrue at an annual rate of 10 percent and are payable quarterly in cash or additional shares of Preferred Stock until July 1, 2002. Subsequent to that date, Preferred Stock dividends must be paid in cash. Accordingly, the Company accrued $2.0 million and $1.9 million of Preferred Stock dividends at August 31, 2000 and 1999, respectively. Subsequent to August 31, 2000, the Company paid the accrued Preferred Stock dividend with cash while the accrued dividend at August 31, 1999 was subsequently paid in additional shares of Preferred Stock. The Preferred Stock is convertible at any time into the Company's common stock at a conversion price of $14.00 per share and ranks senior to the Company's common stock. Preferred Stock shareholders generally have the same voting rights as common stock holders on an "as-converted" basis.

TREASURY STOCK

     The Company sold 153,614, 263,100, and 247,069 shares of its common stock held in treasury as a result of the exercise of incentive stock options and the purchase of shares under the Company's employee stock purchase plan for the fiscal years ended August 31, 2000, 1999, and 1998, respectively. These shares were sold for a total of $1.0 million, $1.4 million, and $3.6 million and had a cost of approximately $2.9 million, $5.6 million, and $5.5 million for the fiscal years ended August 31, 2000, 1999, and 1998. Additionally, during fiscal 2000, the Company sold 650,000 shares of treasury stock to its management stock loan program (Note 20) for $5.1 million, which was the fair market value of the shares sold. As discussed in Note 11, the Company also sold 121,250 shares of treasury stock to a former CEO of the Company for $0.9 million.

     Through August 31, 2000, the Company's Board of Directors had approved various plans for the purchase of up to 8,000,000 shares of the Company's common stock. During fiscal years 2000, 1999, and 1998, the Company purchased 688,000 shares for $5.5 million, 2,126,000 shares for $32.7 million, and 2,687,000 shares for $57.0 million. The majority of the shares purchased during fiscal 2000 were subsequently sold to the Company's management stock loan program (Note
20). At August 31, 2000, the Company had approximately 307,000 shares remaining under Board authorized purchase plans.

TAX BENEFIT FROM EXERCISE OF AFFILIATE STOCK OPTIONS

     During the fiscal years ended August 31, 2000, 1999, and 1998, certain employees exercised affiliate stock options (nonqualified stock options received from principal shareholders of the Company) which resulted in tax benefits to the Company of $0.6 million, $1.3 million, and $0.3 million, which were recorded as increases to additional paid-in capital.

RESTRICTED STOCK DEFERRED COMPENSATION

     Deferred compensation represents restricted stock granted to key executives. The stock vests in full four years from the date of grant and was recorded at the fair market value at the date of grant. Compensation expense is recognized ratably over the corresponding four-year vesting period. Deferred compensation is included as a reduction to shareholders' equity in the accompanying consolidated balance sheets.

STOCK OPTIONS

     The Company's Board of Directors has approved an incentive stock option plan whereby shares of common stock are issued to key employees at a price not less than the fair market value of the Company's common stock at the date of grant. The term, not to exceed ten years, and exercise period of each incentive stock option awarded under the plan are determined by a committee appointed by the Company's Board of Directors. At August 31, 2000, approximately 570,000 shares were available for grant under the current incentive stock option plan.

     A summary of nonqualified and incentive stock option activity is set forth below:

                                             Number of        Weighted Avg.
                                              Options        Exercise Price
------------------------                ----------------- -------------------
Outstanding at August 31, 1997                3,901,928        $ 20.24

Granted                                         434,800          23.64
Exercised                                      (200,024)         13.62
Forfeited                                      (466,974)         23.72
                                           ------------
Outstanding at August 31, 1998                3,669,730          21.89

Granted                                       2,058,825          12.02
Exercised                                      (231,931)          3.59
Forfeited                                      (212,459)         18.89
                                          -------------
Outstanding at  August 31, 1999               5,284,165          19.05

Granted                                         354,685           7.59
Exercised                                       (22,334)          4.38
Repurchased                                  (3,294,476)         22.54
Forfeited                                      (574,033)         15.69
                                          -------------
Outstanding at August 31, 2000                1,748,007        $ 11.59
                                          =============

     The following table summarizes exerciseable option information for the periods indicated:

AUGUST 31,
---------------------------------------------------------------
                                 2000         1999        1998
---------------------------------------------------------------

Exerciseable options          757,656    2,683,966    2,261,935

Weighted average exercise
   price per share            $ 14.83      $ 23.87      $ 22.65

     In an effort to reduce the potentially dilutive effect of outstanding options on the Company's capital structure, the Company actively sought to reacquire outstanding stock options from both current and former employees. The majority of option purchase costs were incurred in connection with a tender offer made by the Company during the third quarter of fiscal 2000 to purchase all outstanding options with an exercise price of $12.25 or higher. The tender offer expired on May 3, 2000 with a total of 2,319,000 option shares tendered. Under terms of the offer, the Company paid cash for the outstanding options, which were priced using a market valuation methodology. The total cost of the tender offer was $6.9 million. As a result of the tender offer and previously purchased option shares, the Company purchased 3,294,476 option shares for a total cost of $8.7 million in cash.

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

YEAR ENDED
AUGUST 31,
-----------------------------------------------------------------------
                                          2000        1999         1998
-----------------------------------------------------------------------

Net (loss) income  available to common
   shareholders as reported             $(12,414)  $(10,647)   $ 40,058
Net (loss) income available pro forma (11,404) (16,181) 34,978 Diluted (loss) earnings per share as
   reported                                 (.61)      (.51)       1.62
Diluted (loss) earnings per share pro
   forma                                    (.57)      (.80)       1.41


     The following information applies to options outstanding at August 31, 2000:

o A total of 434,054 options outstanding have exercise prices between $2.78 and $6.88 per share, with a weighted average exercise price of $6.05 and a weighted average remaining contractual life of 7.4 years. At August 31, 2000, 194,739 options were exercisable.

o Options outstanding for 271,300 shares have exercise prices between $7.00 and $9.50 per share, with a weighted average exercise price of $7.58 and a weighted average remaining contractual life of 9.2 years of which 27,325 were exercisable at August 31, 2000.

o A total of 561,000 outstanding options have an exercise price of $9.69 per share, with a weighted average remaining contractual life of 8.7 years. At August 31, 2000, 147,375 options were exercisable.

o A total of 383,078 options outstanding have exercise prices between $11.83 and $24.38 per share, with a weighted average exercise price of $17.98 per share and a weighted average remaining contractual life of 5.12 years of which 292,142 were exercisable at August 31, 2000.

o The remaining 98,575 options outstanding have exercise prices between $26.00 and $34.50 per share, with a weighted average exercise price of $33.29 per share and a weighted average remaining contractual life of 4.0 years. At August 31, 2000, 96,075 shares were exercisable.

     The weighted average fair value of option shares granted under the Company's stock option plans during the fiscal years ended August 31, 2000, 1999, and 1998 was $3.03, $4.79, and $11.17, respectively.

     The Black-Scholes option-pricing model was used to calculate the weighted average fair value of options using the following assumptions for grants for fiscal years 2000, 1999, and 1998:

YEAR ENDED AUGUST 31,
---------------------------------------------------------------
                                 2000         1999        1998
---------------------------------------------------------------

Dividend yield                   None         None        None
Volatility                       55.3%        55.8%       57.7%
Expected life (years)             4.4         4.3          5.2
Risk free rate of return          5.3%        5.3%         5.4%

     The estimated fair value of options granted is subject to the assumptions made and if the assumptions were to change, the estimated fair value amounts could be significantly different. The weighted average fair value of options exercised during fiscal years 2000, 1999, and 1998 was $8.40, $7.04, and $13.62, respectively.


13. EMPLOYEE BENEFIT PLANS

PROFIT SHARING PLANS

     The Company has defined contribution profit sharing plans that qualify under Section 401(k) of the Internal Revenue Code. The plans provide retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 15 percent of their gross wages, subject to certain limitations. The plans provide for matching contributions by the Company. The matching contributions expensed in the years ended August 31, 2000, 1999, and 1998, were $1.8 million, $1.7 million, and $1.7 million, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an employee stock purchase plan whereby shares of common stock can be purchased by qualified employees at a price equal to 85 percent of the fair market value of common stock at the time of purchase. During fiscal 2000, the Company's Board of Directors approved an additional 1,000,000 shares of common stock for issuance through the employee stock purchase plan. A total of 142,327, 66,019, and 46,934 shares were issued under this plan for the fiscal years ended August 31, 2000, 1999, and 1998, respectively. Shares available for issuance under this plan at August 31, 2000 were 874,438. The Company accounts for its employee stock purchase plan under the provisions of APB Opinion 25 and related interpretations.


14. STOCK OPTION PURCHASE AND RELOCATION COSTS

     During fiscal 2000, the Company incurred expenses primarily comprised of charges related to the stock option tender offer and other purchases of outstanding stock options (Note 12), and to relocate certain sales associates to eight new regional sales offices. These costs have been included as a separate expense component on the accompanying consolidated income statement for the fiscal year ended August 31, 2000.

15. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

YEAR ENDED AUGUST 31,
--------------------------------------------------------------
                                2000         1999        1998
--------------------------------------------------------------
Current:
    Federal                 $  7,131    $ 12,545     $ 24,620
    State                      1,698       2,046        4,067
    Foreign                    2,907       2,077        1,920
Deferred:
    Federal                   (1,440)    (10,422)        (614)
    State                       (334)     (1,700)        (100)
                          ----------- ------------ -----------
                            $  9,962    $  4,546     $ 29,893
                          =========== ============ ===========

     In connection with a change in accounting principle, the Company also recognized a $1.5 million tax benefit in fiscal 1998.

     The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of income are as follows:


YEAR ENDED AUGUST 31,
----------------------------------------------------------------------
                                   2000          1999          1998
----------------------------------------------------------------------
Federal statutory tax rate         35.0%        (35.0)%        35.0%
State income taxes, net of
   federal effect                   4.9          (3.5)          3.5
Goodwill amortization              56.4          44.6           2.3
Effect of foreign losses
   and tax rate differential       53.3          63.9
Other                              29.8          37.6            .7
                               ----------    ----------    ----------
                                  179.4%        107.6%         41.5%
                               ==========    ==========    ==========

     Goodwill amortization consists of non-deductible goodwill generated by the merger with Covey Leadership Center and certain other acquisitions. During the fiscal years ended August 31, 2000 and 1999, the effect of foreign losses is primarily comprised of losses sustained in Japan, Australia, and New Zealand for which no offsetting tax benefit could be recognized due to uncertainties related to future taxable income to offset such losses. Other items are comprised of various non-deductible expenses that occur in the normal course of business, but which had a magnified effect on the tax rate due to decreased taxable income in fiscal years 2000 and 1999 compared to prior years.

     Significant components of the Company's deferred tax assets and liabilities are comprised of the following (in thousands):

AUGUST 31,
---------------------------------------------------------------
                                             2000         1999
---------------------------------------------------------------
Deferred income tax assets:
    Inventory and bad debt reserves    $    4,574   $    4,897
    Sales returns and contingencies         3,648        2,248
    Restructuring cost accruals             2,058        6,239
    Vacation and other accruals             2,495        2,559
    Deferred compensation                   1,310
    Interest and other capitalization         362          855
    Other                                     141          414
                                      ------------ ------------
Total deferred income tax  assets
                                           14,588       17,212
                                      ------------ ------------

Deferred income tax liabilities:
    Intangibles and fixed
    asset step-up                         (29,342)     (30,896)
Depreciation and amortization              (2,370)      (1,537)
Other                                      (2,899)      (3,240)
                                      ------------ ------------
Deferred income tax l                     (34,611)     (35,673)
                                      ------------ ------------
Net deferred income tax liabilities    $  (20,023)  $  (18,461)
                                      ============ ============


16. CHANGE IN ACCOUNTING PRINCIPLE

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

     The Company was involved in a business reengineering and information system implementation project that was principally completed during fiscal 1999. During the Project, the Company capitalized certain costs in accordance with accounting principles generally accepted in the United States. Certain previously capitalized costs of the Project were written off in accordance with EITF 97-13 as a cumulative adjustment in the Company's first quarter of fiscal 1998. During the remainder of fiscal 1998 and during fiscal 1999, the majority of the costs associated with the implementation Project were capitalized in accordance with EITF 97-13 and other related accounting standards.


17. EARNINGS PER SHARE

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


YEAR ENDED AUGUST 31,
------------------------------------------------------------------------------------------
                                                           2000        1999        1998
------------------------------------------------------------------------------------------
(Loss) income before accounting change                   $ (4,409)   $ (8,772)   $ 42,138
Cumulative effect of accounting change,  net of tax                                (2,080)
                                                       ----------- ----------- -----------
Net (loss) income                                          (4,409)     (8,772)     40,058
Preferred stock dividends                                   8,005       1,875
                                                       ----------- ----------- ----------
(Loss) income available to common shareholders           $(12,414)   $(10,647)   $ 40,058
                                                       =========== =========== ==========

Basic weighted-average shares outstanding                  20,437      20,881      24,091
Incremental shares from the assumed exercise of
   stock options                                                                      635
                                                       ----------- ----------- ----------
Diluted weighted-average shares outstanding                20,437      20,881      24,726
                                                       =========== =========== ==========

(Loss) income from continuing operations per share:
      Basic                                              $   (.61)   $   (.51)   $   1.75
      Diluted                                                (.61)       (.51)       1.70

Cumulative effect of accounting change, net of tax,
   per share:
      Basic                                                                          (.09)
      Diluted                                                                        (.08)
                                                       ----------- ----------- -----------

Net (loss) income per share:
      Basic                                             $   (.61)   $   (.51)   $   1.66
      Diluted                                               (.61)       (.51)       1.62
                                                       ==========  ========== ==========

     Due to their antidilutive effect, the following incremental shares from the effect of the Preferred Stock on an "as converted basis" and options to purchase common stock have been excluded from the EPS calculations:


YEAR ENDED
AUGUST 31,
----------------------------------------------------------------------------------------
                                                                     2000        1999
----------------------------------------------------------------------------------------
Number  of  preferred shares on an "as converted" basis           5,793,529   1,339,286
Common stock equivalents from the assumed exercise of
   stock options                                                     82,144     171,929
                                                                 ----------  ----------
Total antidilutive shares excluded from the EPS calculation       5,875,673   1,511,215
                                                                 ==========  ==========


     Options to purchase 1,661,875 shares of common stock with exercise prices ranging from $23.00 to $34.50 per share were outstanding during fiscal 1998 but were excluded in the calculation of diluted EPS because the exercise price was greater than the average market price of the common shares.


18. STATEMENTS OF CASH FLOWS

     The following supplemental disclosures are provided for the consolidated statements of cash flows (in thousands):



YEAR ENDED AUGUST 31,
------------------------------------------------------------------------------------------------
                                                                2000         1999        1998
------------------------------------------------------------------------------------------------
Cash paid for:
    Income taxes                                           $    (250)   $  22,701    $  15,961
    Interest                                                   7,353        9,219        5,991
                                                            =========    =========    =========

    Fair value of assets acquired                          $  21,444    $  19,025    $  18,943
    Cash paid for net assets                                 (21,444)     (19,025)     (16,786)
                                                            ---------    ---------    ---------
    Liabilities assumed from acquisitions                  $    -       $    -       $   2,157
                                                            =========    =========    =========

Tax effect of exercise of affiliate stock options          $     557    $   1,320    $     266
                                                            =========    =========    =========


NON-CASH INVESTING AND FINANCING ACTIVITIES

     In connection with the acquisition of DayTracker.com in December 1999 (Note
21), the Company issued $6.0 million of notes payable. The notes payable are due and payable in annual installments through December 2001 (Note 6).

     During fiscal 2000, the Company sold 121,250 shares of its common stock to the former CEO of the Company in consideration for a $0.9 million promissory note.

     At August 31, 2000 and 1999, the Company had accrued $0.7 million and $15.9 million, respectively, for earnout payments in connection with the acquisition of certain entities.

     As of August 31, 2000 and 1999, the Company had accrued $2.0 million and $1.9 million of Preferred Stock dividends. Subsequent to August 31, 2000, the Company paid the $2.0 million accrued dividend with cash. The accrued dividend at August 31, 1999 was paid during fiscal 2000 with additional shares of Preferred Stock.

     During fiscal 1999, the Company financed the acquisition of certain software licenses with a note payable to the software vendor for $5.9 million.

19. SEGMENT INFORMATION

REPORTABLE SEGMENTS

     During fiscal 1999, the Company aligned its operations into the following three operating segments or Strategic Business Units ("SBUs"):

       o   Consumer Products
       o   Training and Education
       o   International

     Although the Company is currently in the process of restructuring its operations, and expects to report segment data under the new structure in fiscal 2001, the above SBUs remain the primary management measurement tool until the new reporting structure is completed and implemented. The consumer products SBU is responsible for distribution of the Company's products through retail stores, catalog sales, mass markets, government channels, wholesale channels (including contract stationers), and the Internet. The training and education SBU, which includes Premier Agendas and the Personal Coaching division, is responsible for training, consulting and implementation services, and delivery of products to corporations, business, government, and educational institutions. The international SBU is responsible for the delivery of both products and services outside the United States. The "All Others" group consists primarily of the commercial sales of Publishers Press, which was sold in fiscal 2000, and the Institute of Fitness, which was sold during fiscal 1998. Intersegment sales consist primarily of paper planner sales from Publishers Press to the related Franklin Covey entities, which prepare and package the planners for sale to external customers. Corporate expenses consist primarily of essential internal support services such as finance, legal, information systems, and manufacturing and distribution and are allocated to the operational SBUs.

     Each reportable segment is an operating division of the Company that has an executive vice-president who reports directly to the Company's Chief Executive Officer. The various corporate support departments are operated by an executive vice-president who also reports directly to the CEO. The Company accounts for its segment information on the same basis as the accompanying consolidated financial statements.



SEGMENT INFORMATION
(in thousands)
                                              Reportable Business Segments
                                   -----------------------------------------------------                   Corporate,
                                                  Training                                                Adjustments
                                    Consumer        and                                                       and
Year Ended August 31, 2000          Products     Education     International     Total      All Others    Elimination   Consolidated
------------------------------------------------------------------------------------------------------------------------------------

Sales to external customers        $   302,944   $   214,646   $    49,955   $   567,545    $  17,654     $             $   585,199
Intersegment sales                                                                             25,718         (25,718)
Gross margin                           166,760       136,879        32,862       336,501        1,967          (7,477)      330,991
Depreciation and amortization           18,527        20,367         1,945        40,839        1,027           3,301        45,167
Segment earnings (loss) before
   interest and taxes                   23,116          (912)       (1,398)       20,806       (1,547)         (9,019)       10,240
Significant non-cash items:
   Restructuring charge reversals                                                                              (4,946)       (4,946)
Capital expenditures                     7,103         4,582         2,265        13,950          317          10,256        24,523
Segment assets                          71,992       299,301        23,694       394,987       35,457         162,035       592,479

Year Ended August 31, 1999
------------------------------------------------------------------------------------------------------------------------------------

Sales to external customers        $   269,285   $   205,669   $    50,513   $   525,467    $  29,456     $             $   554,923
Intersegment sales                                                                             33,669         (33,669)
Gross margin                           151,061       131,748        30,900       313,709        2,099          (4,017)      311,791
Depreciation and amortization           11,090        18,741         2,062        31,893        1,395           6,251        39,539
Segment earnings (loss) before
   interest and taxes                   25,548         1,053        (2,809)       23,792       (3,481)        (15,903)        4,408
Significant non-cash items:
   Restructuring charge                                                                                        16,282        16,282
   Loss on impaired assets               3,628         2,588         2,180         8,396          653           7,510        16,559
Capital expenditures                     3,238         1,812         2,749         7,799          492          14,705        22,996
Segment assets                          73,158       302,224        22,213       397,595       44,158         181,550       623,303

Year Ended August 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------

Sales to external customers        $   258,973   $   207,015   $    45,068   $   511,056    $  35,556     $             $   546,612
Intersegment sales                                                                             29,626         (29,626)
Gross margin                           162,815       135,768        28,478       327,061        5,663                       332,724
Depreciation and amortization            7,563        13,175           989        21,727        1,809           9,492        33,028
Segment earnings (loss) before
   interest and taxes                   47,741        25,316         5,539        78,596       (3,866)          3,663        78,393
Capital expenditures                     3,988         1,406         2,019         7,413       11,681          20,145        39,239
Segment assets                          57,853       289,726        25,037       372,616       55,593         169,068       597,277



     The primary measurement tool in segment performance analysis is earnings before interest and taxes ("EBIT"). Interest expense is primarily generated at the corporate level and is not allocated to the reporting segments. Income taxes are likewise calculated and paid on a corporate level (except for entities that operate within foreign jurisdictions) and are not allocated to reportable segments. Due to the nature of stock option purchase and relocation costs, they were not charged to reportable segments during fiscal 2000. Likewise, the restructuring charge recorded in fiscal 1999 was not allocated to the reporting segments in order to enhance comparability between periods. A reconciliation of reportable segment EBIT to consolidated EBIT is presented below (in thousands):

YEAR ENDED AUGUST 31,
------------------------------------------------------------------
                                    2000         1999        1998
------------------------------------------------------------------
Reportable segment EBIT         $ 20,806    $ 23,792     $ 78,596
All others EBIT                   (1,547)     (3,481)      (3,866)
Corporate items:
   Stock option purchase
     and relocation costs        (11,227)
   Restructuring charge                      (16,282)
   Intercompany rent charges       6,652       6,844        6,772
   Other                          (4,444)     (6,465)      (3,109)
                              ----------- ------------ -----------
Consolidated EBIT               $ 10,240    $  4,408     $ 78,393
                              =========== ============ ===========

     Corporate assets such as cash, accounts receivable, fixed assets, and other assets are not generally allocated to reportable segments for business analysis purposes. However, inventories, goodwill, and identifiable fixed assets (primarily leasehold improvements in retail stores) are classified by segment. A reconciliation of segment assets to consolidated assets is as follows (in thousands):

YEAR ENDED AUGUST 31,
------------------------------------------------------------------
                                   2000        1999         1998
------------------------------------------------------------------
Reportable segment assets       $394,987    $397,595     $372,616
All others assets                 35,457      44,158       55,593
Corporate assets                 173,129     230,251      229,764
Intercompany accounts receivable (11,094)    (48,701)     (60,696)
                              ----------- ------------ -----------
Consolidated assets             $592,479    $623,303     $597,277
                              =========== ============ ===========

ENTERPRISE-WIDE INFORMATION

     The Company's revenues are derived primarily from the United States. However, the Company operates direct offices or contracts with licensees to provide products and services to various countries throughout the world. The Company's consolidated revenues and long-lived assets by geographic region are as follows (in thousands):

YEAR ENDED AUGUST 31,
------------------------------------------------------------------
                                  2000         1999        1998
------------------------------------------------------------------

Sales:
    United States              $535,245    $504,388    $501,544
    Americas                     17,984      15,844      16,587
    Japan/Greater China          14,517      16,614       9,741
    Europe/Middle East            8,015       8,084       8,265
    Australasia                   6,919       6,629       6,141
    Others                        2,519       3,364       4,334
                             ----------- ----------- ------------
                               $585,199    $554,923    $546,612
                             =========== =========== ============


Long-Lived Assets:
    United States              $387,347    $400,989    $412,688
    Americas                      3,410       2,087         946
    Japan/Greater China           7,038       6,346       5,046
    Europe/Middle East              503         558         591
    Australasia                   1,146       1,677       2,713
                             ----------- ----------- ------------
                               $399,444    $411,657    $421,984
                             =========== =========== ============

     Amounts reported under the "Americas" caption include North and South America except the United States. "Australasia" consists of Australia, New Zealand, and neighboring countries such as Indonesia and Malaysia. Intersegment sales are immaterial and eliminated upon consolidation.


20. MANAGEMENT COMMON STOCK LOAN PROGRAM

     During fiscal 2000, the Company announced the implementation of an incentive-based compensation program that includes a loan program from external lenders to certain managers for the purpose of purchasing shares of the Company's common stock. The program gives management of the Company the opportunity to purchase shares of the Company's common stock on the open market, and from shares purchased by the Company, by borrowing on a full-recourse basis from the external lenders. The Company has facilitated the loans by providing a guarantee to the lenders. The program will total approximately $33.0 million and the Company has facilitated the purchase of open-market shares to ensure compliance with appropriate SEC trading rules and regulations. As of August 31, 2000, the Company had facilitated the purchase of 3,559,000 shares at a cost of $30.0 million for the loan program.


21. ACQUISITION AND DIVESTING ACTIVITIES

FISCAL 2000

     Effective February 28, 2000, the Company sold the assets and substantially all of the business of its commercial printing division of Publishers Press. The Company has retained printing operations necessary for the production of its planners and other related products (now "Franklin Covey Printing"). The final sales price, after adjustments under terms of the purchase agreement, was $13.4 million and consisted of $11.0 million in cash and a $2.4 million note receivable to the Company over five years. Net cash proceeds to the Company from the sale totaled $6.4 million. The note receivable is secured by property and other assets specified in the purchase agreement. The Company also recognized a $0.3 million gain from the sale of these assets, which is included as a component of net other expense in the accompanying consolidated statement of income for the fiscal year ended August 31, 2000.

     In December 1999, the Company purchased a majority interest in DayTracker.com, an on-line provider of scheduling and calendar services. The total purchase price was $11.0 million in cash and notes payable. The acquisition was accounted for using the purchase method of accounting and generated $9.0 million of intangible assets that are being amortized on a straight-line basis over five years. The acquired web site and its on-line scheduling and organizational services can be accessed on the Internet at www.franklincoveyplanner.com.

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

FISCAL 1999

     In January 1999, the Company acquired the assets of Khalsa Associates for $2.7 million in cash. Khalsa Associates is a leading sales training company. The acquisition was accounted for using the purchase method of accounting and generated $2.7 million of intangible assets, which are being amortized over ten years.

     Effective August 1, 1998, the Company sold its Institute of Fitness located near St. George, Utah for $13.4 million in cash. During fiscal 1998, the Company also sold certain consulting units and discontinued its operations at certain international locations. The net impact of these divestitures was immaterial to the consolidated financial statements of the Company.

FISCAL 1998

     Effective April 1, 1998, the Company acquired King Bear, Inc. ("King Bear"), a Tokyo, Japan based company. King Bear, a former Covey licensee, provides leadership and time management training as well as publishing services. The publishing division of King Bear translated and currently publishes 7 Habits of Highly Effective People in Japanese. The cash purchase price was $5.3 million with additional contingent payments to be made over the following five years based upon the operating results of King Bear over that same period. During fiscal 2000, the remaining earnout period was canceled for $0.4 million in cash. The acquisition of King Bear was accounted for using the purchase method of accounting and generated $4.3 million of intangible assets, which are being amortized over 15 years.


22. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The unaudited quarterly financial information included on page 26 of the annual report to shareholders is an integral part of the consolidated financial statements.

23. SUBSEQUENT EVENT

     Effective September 1, 2000, the Company entered into a joint venture with American Marketing Systems, Inc. ("AMS"), a major customer of the Company's Personal Coaching division. The new company, Franklin Covey Coaching, LLC, will continue to provide personal coaching services for the Company's customers. Under terms of the agreement, the Company and AMS will each own 50 percent of Franklin Covey Coaching, LLC and will be equally represented in the management of the new company. The Company contributed substantially all of the net assets of the Personal Coaching division to form the new entity. The Company expects that the new venture will broaden the curriculum and services currently offered in order to grow the personal coaching business over the long-term while maintaining a substantial portion of the Company's current earnings from coaching activities.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                              PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the sections titled "Election of Directors," "Executive Officers" and "Executive Compensation" in the Company's definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 12, 2001. The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by the Item is incorporated by reference to the sections titled "Election of Directors - Director Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 12, 2001.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the section titled "Principal Holders of Voting Securities" in the Company's definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 12, 2001. The Company's definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 12, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the section titled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 12, 2001.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)  Documents Filed

      1. Financial Statements. The following Consolidated Financial Statements of the Company and Report of Independent Public Accountants for the year ended August 31, 2000, are included herewith:

           -    Report   of  Arthur   Andersen   LLP,   Independent   Public
                Accountants, for the years ended 2000, 1999 and 1998

           -    Consolidated Balance Sheets at August 31, 2000 and 1999

           - Consolidated Statements of Income and Comprehensive Income for the years ended August 31, 2000, 1999, and 1998

           - Consoldated Statements of Shareholders' Equity for the years ended August 31, 2000, 1999 and 1998

           - Consolidated Statements of Cash Flows for the years ended August 31, 2000, 1999 and 1998

           -    Notes to Consolidated Financial Statements

      2.   Exhibit List.


 Exhibit                                                                   Incorporated    Filed
   No.                               Exhibit                               by Reference   Herewith
 -------- ---------------------------------------------------------------  ------------- ----------
     3.1  Revised Articles of Incorporation of the Registrant                  (1)

     3.2  Amended and Restated Bylaws of the Registrant                        (1)

     3.3  Articles of Amendment to Revised Articles of Incorporation of        (7)
          the Registrant (filed) as Exhibit 2 to Schedule 13D).

     4.1  Specimen Certificate of the Registrant's Common Stock, par           (2)
          value $.05 per share.

     4.2  Stockholder Agreements, dated May 11, 1999 and June 2, 1999 (filed   (7)
          as Exhibits 1 and 3 to Schedule 13D).

     4.3  Registration Rights Agreement, dated June 2, 1999 (filed as          (7)
          Exhibit 4 to Schedule 13D).

     4.4  Subscription Offering of Nontransferrable Rights to Purchase up      (8)
          to 750,000 Series A Preferred Shares at $100 per share

    10.1  Amended and Restated 1992 Employee Stock Purchase Plan               (3)

    10.2  First Amendment to Amended and Restated 1992 Stock Incentive         (4)
          Plan

    10.3  Franklin 401(k) Profit Sharing Plan                                  (1)


    10.4  Forms of Nonstatutory Stock Options                                  (1)

    10.5  Lease Agreements, as amended and proposed to be amended, by          (5)
          and between Covey Corporate Campus One, LLC and Covey Corporate
          Campus Two, LLC (Landlord) and Covey Leadership Center, Inc.
          (Tenant) which were assumed by Franklin Covey Co. in the Merger with Covey Leadership Center, Inc.

    10.6  Notes Payable Purchase Agreement for $85.00 million of 6.6%          (6)
          unsecured senior notes payable due 2008

    10.7  Jon H. Rowberry Promissory Note and Security Agreement, dated       (10)
          September 23, 1999

    10.8  Credit Agreement with Bank One, NA and Zions First National          (9)
          Bank, dated October 8, 1999

    10.9  Partnership Interest Purchase Agreement between the Company         (10)
          and DayTracker.com dated December 8, 1999

    10.10 Amended and Restated 2000 Employee Stock Purchase Plan              (11)

    10.11 Asset Purchase Agreement by and Among Publishers Press, Inc.,       (12)
          Franklin Covey Co., and Western Impressions Corporation,
          dated as of February 15, 2000.

    10.12 Sublease Agreement between Franklin Covey Co. and MyFamily.com, Inc.               **
          dated February 18, 2000.  This sublease agreement is for office space leased under the terms of Exhibit 10.5.

    10.13 Limited Liability Company Agreement of Franklin Covey Coaching                     **
          LLC, dated September 1, 2000.

    10.14 Facility and Guaranty Agreement among Franklin Covey Co., Bank                     **
          One, NA, as Agent and The Financial Institutions Signatory Hereto
          dated March, 2000.

    10.15 First Amendment to Facility and Guaranty Agreement among Franklin                  **
          Covey Co., Bank One, NA, as Agent and The Financial Institutions
          Signatory Hereto dated May, 2000.

    10.16 Second Amendment to Facility and Guaranty Agreement among Franklin                 **
          Covey Co., Bank One, NA, as Agent and The Financial Institutions
          Signatory Hereto dated August, 2000.

    10.17 First Amendment to Credit Agreement with Bank One, NA and Zions                    **
          First National Bank, dated March, 2000.

    10.18 Second Amendment to Credit Agreement with Bank One, NA and Zions                   **
          First National Bank, dated May, 2000.

    10.19 Third Amendment to Credit Agreement with Bank One, NA and Zions                    **
          First National Bank, dated August, 2000.

    10.20 Fourth Amendment to Credit Agreement with Bank One, NA and Zions                   **
          First National Bank, dated August, 2000.

    10.21 Employment Agreement between Franklin Covey Co. and Robert A. Whitman.             **

    21    Subsidiaries of the Registrant.                                                    **

    23    Consent of Arthur Andersen LLP, Independent Public Accountants.                    **




    27    Financial Data Schedule.                                                           **

    99.1  Report of Arthur Andersen, LLP, Independent Public Accountants, on                 **
          Consolidated Financial Statement Schedule for the years ended
          August 31, 2000, 1999, and 1998.

    99.2  Valuation and Qualifying Accounts and Reserves Schedule.  Financial                **
          statements and schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Financial Statements or Notes thereto, or contained in this Report.

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

     (3) Incorporated by reference to Form 10-K filed November 27, 1992, for the year ended August 31, 1992.

     (4) Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on January 3, 1994, Registration No. 33-73728.

     (5) Incorporated by reference to Report of Form 10-K filed December 1, 1997, for the year ended August 31, 1997.

     (6) Incorporated by reference to Report of Form 10-Q filed July 14, 1998, for the quarter ended May 31, 1998.

     (7) Incorporated by reference to Schedule 13D(CUSIP No. 3534691090 as filed with the Commission on June 2, 1999.

     (8) Incorporated by reference to Registration Statement on Form S-3 filed with the Commission on October 22, 1999, Registration No. 333-89541.

     (9) Incorporated by reference to Report on Form 10-K filed November 23, 1999, for the year ended August 31, 1999.

    (10) Incorporated by reference to Report on Form 10-P filed January 11, 2000, for the quarter ended November 27, 1999.

    (11) Incorporated by reference to Report on Form S-8 filed with the Commission on May 31, 2000, Registration No. 333-38172.

    (12) Incorporated by reference to Report on Form 10-Q filed April 11, 2000, for the quarter ended February 26, 2000.

     **   Filed herewith and attached to this report.


 (b)      Reports on Form 8-K
          -------------------
               None.

 (c)      Exhibits
          --------
               Exhibits to this Report are attached following hereof.

 (d)      Financial Statement Schedule
          ----------------------------
               See herein.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 27, 2000.

                                FRANKLIN COVEY CO.



                                By:    /s/ ROBERT A. WHITMAN
                                    --------------------------------
                                    Robert A. Whitman, Chief Executive Officer
                                    and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                                      Title                             Date
              ---------                                     -------                           ------

/s/ ROBERT A. WHITMAN                                Chairman of the Board and             November 27, 2000
-----------------------------------------------      Chief Executive Officer
Robert A. Whitman


/s/ HYRUM W. SMITH                                   Co-Chairman of the Board              November 27, 2000
----------------------------------------------
Hyrum W. Smith


/s/ STEPHEN R. COVEY                                 Co-Chairman of the Board              November 27, 2000
-----------------------------------------------
Stephen R. Covey


/s/ STEPHEN M. R. COVEY                              Executive Vice President and          November 27, 2000
-----------------------------------------------       Director
Stephen M. R. Covey


/s/ J. SCOTT NIELSEN                                 Executive Vice President and          November 27, 2000
-----------------------------------------------      Chief Accounting Officer
J. Scott Nielsen



/s/ ROBERT H. DAINES                                 Director                              November 27, 2000
-----------------------------------------------
Robert H. Daines


/s/ E. J. "JAKE" GARN                                Director                              November 27, 2000
-----------------------------------------------
E. J. "Jake" Garn


/s/ DENNIS G. HEINER                                 Director                              November 27, 2000
-----------------------------------------------
Dennis G. Heiner


/s/ BRIAN A. KRISAK                                  Director                              November 27, 2000
-----------------------------------------------
Brian A. Krisak


/s/ DONALD J. MCNAMARA                               Director                              November 27, 2000
-----------------------------------------------
Donald J. McNamara


/s/ JOEL C. PETERSON                                 Director                              November 27, 2000
-----------------------------------------------
Joel C. Peterson


/s/ E. KAY STEPP                                     Director                              November 27, 2000
-----------------------------------------------
E. Kay Stepp




Exhibit
   No.                               Exhibit                                     Page No.
 -------- ---------------------------------------------------------------     -------------
     3.1  Revised Articles of Incorporation of the Registrant

     3.2  Amended and Restated Bylaws of the Registrant

     3.3 Articles of Amendment to Revised Articles of Incorporation of the Registrant (filed) as Exhibit 2 to Schedule 13D).

     4.1 Specimen Certificate of the Registrant's Common Stock, par value $.05 per share.

     4.2 Stockholder Agreements, dated May 11, 1999 and June 2, 1999 (filed as Exhibits 1 and 3 to Schedule 13D).

     4.3  Registration Rights Agreement, dated June 2, 1999 (filed as
          Exhibit 4 to Schedule 13D).

     4.4 Subscription Offering of Nontransferrable Rights to Purchase up to 750,000 Series A Preferred Shares at $100 per share
    10.1  Amended and Restated 1992 Employee Stock Purchase Plan

    10.2  First Amendment to Amended and Restated 1992 Stock Incentive
          Plan

    10.3  Franklin 401(k) Profit Sharing Plan

    10.4  Forms of Nonstatutory Stock Options

    10.5 Lease Agreements, as amended and proposed to be amended, by and between Covey Corporate Campus One, LLC and Covey Corporate
          Campus Two, LLC (Landlord) and Covey Leadership Center, Inc.
          (Tenant) which were assumed by Franklin Covey Co. in the Merger with Covey Leadership Center, Inc.

    10.6  Notes Payable Purchase Agreement for $85.00 million of 6.6%
          unsecured senior notes payable due 2008

    10.7  Jon H. Rowberry Promissory Note and Security Agreement, dated
          September 23, 1999

    10.8  Credit Agreement with Bank One, NA and Zions First National
          Bank, dated October 8, 1999

    10.9 Partnership Interest Purchase Agreement between the Company and DayTracker.com dated December 8, 1999

    10.10 Amended and Restated 2000 Employee Stock Purchase Plan

    10.11 Asset Purchase Agreement by and Among Publishers Press, Inc.,
          Franklin Covey Co., and Western Impressions Corporation, dated as of February 15, 2000.




Exhibit
   No.                               Exhibit                                     Page No.
 -------- ---------------------------------------------------------------     -------------

    10.12 Sublease Agreement between Franklin Covey Co. and MyFamily.com, Inc.      69
          dated February 18, 2000.  This sublease agreement is for office space leased under the terms of Exhibit 10.5.

    10.13 Limited Liability Company Agreement of Franklin Covey Coaching            76
          LLC, dated September 1, 2000.

    10.14 Facility and Guaranty Agreement among Franklin Covey Co., Bank           115
          One, NA, as Agent and The Financial Institutions Signatory Hereto
          dated March, 2000.

    10.15 First Amendment to Facility and Guaranty Agreement among Franklin        168
          Covey Co., Bank One, NA, as Agent and The Financial Institutions
          Signatory Hereto dated May, 2000.

    10.16 Second Amendment to Facility and Guaranty Agreement among Franklin       171
          Covey Co., Bank One, NA, as Agent and The Financial Institutions
          Signatory Hereto dated August, 2000.

    10.17 First Amendment to Credit Agreement with Bank One, NA and Zions          174
          First National Bank, dated March, 2000.

    10.18 Second Amendment to Credit Agreement with Bank One, NA and Zions         178
          First National Bank, dated May, 2000.

    10.19 Third Amendment to Credit Agreement with Bank One, NA and Zions          181
          First National Bank, dated August, 2000.

    10.20 Fourth Amendment to Credit Agreement with Bank One, NA and Zions         184
          First National Bank, dated August, 2000.

    10.21 Employment Agreement between Franklin Covey Co. and Robert A. Whitman.   187

    21    Subsidiaries of the Registrant.                                          196

    23    Consent of Arthur Andersen LLP, Independent Public Accountants.          197

    27    Financial Data Schedule.                                                 200

    99.1  Report of Arthur Andersen, LLP, Independent Public Accountants, on       198
          Consolidated Financial Statement Schedule for the years ended
          August 31, 2000, 1999, and 1998.

    99.2  Valuation and  Qualifying  Accounts and Reserves  Schedule.  Financial   199
          statements  and schedules  other than those listed are omitted for the reason  that  they  are not  required  or are not  applicable,  or the required  information  is shown in the  Financial  Statements or Notes thereto, or contained in this Report.

EXHIBIT 10.12
                                    SUBLEASE

1.   PARTIES

This  Sublease,  dated as of February __, 2000, is made between  FRANKLIN  COVEY
CO.,  a  Utah  corporation  ("Sublessor"),   and  MYFAMILY.COM,   INC.,  a  Utah
corporation ("Sublessee").

2.   MASTER LEASE

     a. Sublessor is the Tenant under a written lease dated January 1, 1996 ("Building I Lease"), wherein Covey Corporate Campus One, L.L.C. ("CCC1") leased to Sublessor the real property located at 360 West 4800 North (identified in the Building I Lease as approximately 360 West 4800 North, and in the Amendments as 300 West 4800 North), in the city of Provo, State of Utah, generally described as Riverwoods Building I, and more particularly described in Exhibit B to the Master Lease ("Building I"). Building I Lease has been amended by the Amendment to Lease Agreement dated May 24, 1996 and the Second Amendment to Lease Agreement (Building No. 1) dated March 21, 1997 (collectively "Building I Amendments").

     b. Sublessor is the Tenant under a written lease dated October 29, 1996 ("Building II Lease"), wherein Covey Corporate Campus Two, L.L.C. ("CCC2") leased to Sublessor the real property located at 466 West 4800 North, in the city of Provo, State of Utah, (identified in the Building II Lease as 350 West 4800 North, Provo, Utah) generally described as Riverwoods Building II ("Building II"), and more particularly described in Exhibit B to the Building II Lease. Said Building II Lease has been amended by the Amendment to Lease Agreement (Building No. 2) dated March 21, 1997 ("Building II Amendment").

     c. Building I Lease, together with Building I Amendments, and Building II Lease, together with Building II Amendment, are herein collectively referred to as the "Master Leases" and are attached hereto as Exhibit "A."

     d. CCC1 and CCC2 are herein collectively referred to as "Landlord."

     e. For purposes of this Sublease, the term "Premises" includes all of Building I and Building II and the real property more particularly described in Exhibit A to the Master Leases.

     f. Sublessee agrees to assume and perform all obligations of the Tenant under the Master Leases; provided, however, that if any provision of the Master Leases conflicts with any provision of this Sublease, the provision of this Sublease shall prevail.

3.   PREMISES

Sublessor hereby subleases to Sublessee on the terms and conditions set forth in this Sublease the Premises, consisting of approximately 119,161 gross rentable square feet, subject to adjustment upon final calculation of Sublessor's architect (the "Premises").

4.   WARRANTY BY SUBLESSOR

Sublessor warrants and represents to Sublessee that the Lease has not been amended or modified except as expressly set forth herein, that Sublessor is not now, and as of the commencement of the Term hereof (as set forth below) will not be, in default or breach of any of the provisions of the Lease, and that Sublessor has no knowledge of any claim by Lessor that Sublessor is in default or breach of any of the provisions of the Lease.

5.   TERM

The initial term of this Sublease ("Initial Term") shall be for a period of approximately seven (7) years, commencing as follows:

     a. For Building II, on the earlier to occur of (i) substantial completion of the Sublessee Improvements to Building II; (ii) the date Sublessee occupies any portion of Building II for the purpose of conducting its business, or (iii) April 1, 2000 ("Building II Commencement Date").

     b. For Building I, on the earlier to occur of (i) substantial completion of the Sublessee Improvements to Building I; (ii) the date Sublessee occupies any portion of Building I for the purpose of conducting its business, or
     (iii) June 1, 2000 ("Building I Commencement Date").

     The Initial Term (for both Building I and Building II) shall expire on May 31, 2007 ("Termination Date"), unless otherwise sooner terminated in accordance with the provisions of this Sublease or if for any reason the Master Leases are terminated. In the event the Initial Term commences prior to April 1, 2000 for Building II, and prior to June 1, 2000 for Building I, Sublessor and Sublessee shall execute a memorandum setting forth the actual dates of commencement of the Initial Term. Sublessor shall deliver possession of the Premises ("Possession") in broom clean condition; provided that Sublessor shall clean all carpets prior to delivery of Possession.

     Notwithstanding the foregoing, on or after February 20, 2000, Sublessee may enter upon Building II, and on or after May 15, 2000, Sublessee may enter upon Building I, for the purpose of constructing Sublessee's Improvements, subject to Sublessee's observance and performance of all of the obligations contained in this Sublease (excluding the payment of Base Rent).

6.   OPTION TO RENEW

     Subject to earlier termination of the Master Leases as provided in Paragraph 5, above, Sublessee shall have the option to renew this Sublease as follows:

     a. Provided Sublessee is not then in default under this Sublease, Sublessee shall have the option to renew this Sublease for one (1) additional term ("1st Renewal Term") for a period commencing April 1, 2007, and ending December 31, 2009 (1st Option to Renew). Sublessee shall exercise the 1st Option to Renew by giving written notice to Sublessor no later than ninety
     (90) days prior to the Termination Date.

     b. Provided Sublessor has exercised its options to renew the Master Leases, as provided therein, and provided further that Sublessee is not then in default under this Sublease, Sublessee shall have the option to renew this Sublease for one (1) additional term ("2nd Renewal Term") for a period commencing January 1, 2009, and ending March 31, 2013 (2nd Option to Renew"). Sublessee shall exercise the 2nd Option to Renew by giving written notice to Sublessor no later than September 1, 2009.

     c. Base Rent for any Renewal Term shall increase three percent (3%) annually over the preceding lease year's Base Rent.

7.   RENT

     a. Base Rent. Sublessee shall pay to Sublessor as base rent ("Base Rent"), without deduction, setoff, notice or demand, at 2200 West Parkway Boulevard, Salt Lake City, Utah, 84119, Attn: Mike Fitch, or at such other place as Sublessor shall designate from time to time by notice to Sublessee, Base Rent in the amount of $14.85 per square foot with 3% annual increases. Subject to any adjustment in the actual square footage of the Premises as determined by Sublessor's architects, as provided for in
     Section 3, above, Sublessee shall pay Base Rent in monthly installments as follows:

                                                                              Minimum Monthly Base
        For the Period of:                                                          Rent:
        ------------------                                                          -----

        Building II Commencement Date through Building I Commencement Date:       $77,858.55

        Building I Commencement Date through March 31, 2001                       $147,461.74

        April 1, 2001 through March 31, 2002                                      $151,885.59

        April 1, 2002 through March 31, 2003                                      $156,442.12

        April 1, 2003 through March 31, 2004                                      $161,135.38

        April 1, 2004 through March 31, 2005                                      $165,969.44

        April 1, 2005 through March 31, 2006                                      $170,948.52

        April 1, 2006 through March 31, 2007                                      $176,076.98



Each monthly payment shall be made in advance on the first day of each month of the Initial Term. If the Building II Commencement Date or the Building I Commencement Date begin on a day other that the first day of a month, the rent for the partial months shall be prorated on a per diem basis.

It is the intent of both parties that the Base Rent herein specified shall be absolutely net to Sublessor throughout the Initial Term or any Renewal Term, and that all costs, expenses and obligations relating to the Premises which may arise or become due during the Initial Term or any Renewal Term shall be paid by Sublessee in the manner hereafter provided.

     b. Direct Costs. Sublessee shall pay to Sublessor as additional rent 100% of the amounts payable by Sublessor for Direct Costs incurred during the Term. Such additional rent shall be payable as and when Direct Costs are payable by Sublessor to Landlord. The Master Leases provide for the payment by Sublessor of Direct Costs on the basis of an estimate thereof. Any adjustments between estimated and actual Direct Costs shall be made pursuant to the provisions of the Master Leases. If any such adjustments shall occur after the expiration or earlier termination of the Term, then the obligations of Sublessor and Sublessee under this Subsection 7b shall survive such expiration or termination. Sublessor shall, upon request by Sublessee, furnish Sublessee with copies of all statements submitted by Lessor of actual or estimated Direct Costs during the Term.

     c. Interest and Late Charges. If Sublessee fails to pay within ten (10) days of the date due any rent or other amount or charges which Sublessee is obligated to pay under the terms of this Sublease, the unpaid amount shall bear interest at the rate of ten (10%) per annum. In addition to interest, if any such installment is not made by Sublessee within ten (10) days from the date it is due, Sublessee shall pay Sublessor to partially reimburse Sublessor for the additional cost of handling such payment a late charge equal to five percent (5%) of such installment. Acceptance of any interest or late charge shall not constitute a waiver of Sublessee's default with respect to such nonpayment by Sublessee nor prevent Sublessor from exercising any other rights or remedies available to Sublessor under this Sublease.

8.   SECURITY DEPOSIT

Sublessee shall deposit with Sublessor upon execution of this Sublease, the sum of $294,923.46, which consists of $147,461.73 prepayment of rent and $147,461.73 as security for Sublessee's faithful performance of Sublessee's obligations hereunder ("Security Deposit"). If Sublessee fails to pay rent or other charges when due under this Sublease, or fails to perform any of its obligations hereunder, Sublessor may use or apply all or any portion of the Security Deposit for the payment of any rent or other amount when due hereunder and unpaid, for the payment of any other sum for which Sublessor may become obligated by reason of Sublessee's default or breach, or for any loss or damage sustained by Sublessor as a result of Sublessee's default or breach. If Sublessor so uses any portion of the Security Deposit, Sublessee shall, within ten (10) days after written demand by Sublessor, restore the Security Deposit to the full amount originally deposited, and Sublessee's failure to do so shall constitute a default under this Sublease. Sublessor shall not be required to keep the Security Deposit separate from its general accounts, and shall have no obligation or liability for payment of interest on the Security Deposit. In the event Sublessor assigns its interest in this Sublease, Sublessor shall deliver to its assignee so much of the Security Deposit as is then held by Sublessor. Provided Sublessee is not then in default of any of its obligations hereunder, Sublessor shall apply a portion of the Security Deposit in an amount equal to Sublessee's obligation for the last month's Base Rent and any additional rent occurring during the Initial Term or any Renewal Term; and within ten (10) days after the Initial Term has expired, or Sublessee has vacated the Premises, or any final adjustment pursuant to Subsection 7b hereof has been made, whichever shall last occur, and provided Sublessee is not then in default of any of its obligations hereunder, so much of the Security Deposit as had not theretofore been applied by Sublessor, shall be returned to Sublessee or to the last assignee, if any, of Sublessee's interest hereunder.

9.   SUBLESSEE IMPROVEMENTS

Sublessee agrees to sublease the Premises in "as is" condition. Sublessor shall reimburse Sublessee for Sublessee's actual costs incurred in making improvements to the Premises, not to exceed $3.00 per rentable square foot, as determined by Landlord's architect pursuant to Paragraph 3, above ("Sublessee Improvements"). Upon completion of Sublessee Improvements, Sublessee shall submit to Sublessor
(i) a written statement, certified by an officer of Sublessee setting forth the actual expenses incurred in completing Sublessee Improvements, together with copies of all applicable invoices, and (ii) copies of releases of lien from all suppliers of materials or services used in making Sublessee Improvements. Within 30 days of Sublessor's receipt of all necessary documentation, Sublessor shall pay to Sublessee an amount equal to the actual costs incurred in making Sublessee Improvements, not to exceed $3.00 per rentable square foot, or at Sublessor's option, credit said amount to Sublessee as an equivalent amount of free rent. Upon execution of this Sublease, Sublessee shall provide to Sublessor written plans and specifications for all Sublessee Improvements. Sublessor shall immediately submit said plans and specifications to the Landlord for approval. Landlord shall approve or request modifications to the plans and specifications within three (3) days of its receipt of the same. Sublessee shall not cause any Sublessee Improvements to be made to the Premises until written approval of the plans and specifications is received from Landlord under the Lease. All Sublessee Improvements and other improvements by Sublessee to the Premises shall conform to all applicable governmental ordinances and regulations, including but not limited to required permits and approvals, and shall become part of the realty upon installation thereof. At the end of the Term or any renewal thereof, Sublessee shall remove from the Premises, at Sublessee's cost, all of Sublessee's equipment, fixtures and personal property, and repair any damage to the Premises caused by such removal.

10.  SIGNAGE

Sublessee may, at its sole expense, install signage upon the Premises pursuant to the terms of the Master Leases and upon obtaining necessary approvals from Riverwoods Research and Business Park Owners Association and the proper governmental authorities in Utah County, State of Utah.

11.  USE OF PREMISES

The Premises shall be used and occupied only for general office use, and for no other use or purpose. Sublessee may use the Premises twenty-four (24) hours a day, seven (7) days a week.

12.  FURNITURE AND EQUIPMENT

Sublessee shall have the right, exercisable by giving written notice to Sublessor not later than February 20, 2000, to purchase all or a portion of the furniture and equipment described in the attached Exhibit B, at the prices set forth on Exhibit B. All furniture and equipment currently located on the Premises that is not listed on Exhibit B or that Sublessee elects not to purchase shall be removed by Sublessor and Sublessor shall repair any damage to the Premises caused by such removal.

13.  CONDITION OF PREMISES

Notwithstanding the provisions of Paragraph 12, above, Sublessor shall not remove the UPS systems, existing cabling, wiring and security systems installed upon the Premises, and Sublessee shall have the right to use said UPS systems, the existing cabling, wiring and security systems as Sublessee reasonably determines is necessary for the conduct of its business from the Premises. Further, Sublessor shall cause to remain on the Premises for Sublessee's use the existing common area reception furniture, executive conference table and common area murals.

14.  ASSIGNMENT AND SUBLETTING

Sublessee shall not assign this Sublease or further sublet all or any part of the Premises without the prior written consent of the Sublessor (and the consent of Landlord, if such is required under the terms of the Lease). Sublessor will not unreasonably withhold permission to sublet space to a mutually agreed subtenant.

15.  QUIET ENJOYMENT

Subject to the provisions of this Sublease and the Master Leases and conditioned upon performance of all of the provisions to be performed by Sublessee hereunder and thereunder, Sublessor and Landlord shall secure to Sublessee during the Term the quiet and peaceful possession of the Premises and all rights and privileges appertaining thereto.

16.  OTHER PROVISIONS OF SUBLEASE

All applicable terms and conditions of the Master Leases are incorporated into and made a part of this Sublease as if (i) Sublessee were the tenant thereunder and (ii) Sublessor were the landlord thereunder. Sublessee assumes and agrees to perform the Tenant's obligations under the Master Leases during the Initial Term or any Renewal Term to the extent that such obligations are applicable to the Premises, except that the obligation to pay rent to Landlord under the Master Leases shall be considered performed by Sublessee to the extent and in the amount rent is paid to Sublessor in accordance with Section 7 of this Sublease. Sublessee shall not commit or suffer any act or omission that will violate any of the provisions of the Master Leases. Sublessor shall exercise due diligence in attempting to cause Landlord to perform its obligations under the Master Leases for the benefit of Sublessee. If the Master Leases terminate as a result of a default or breach by Sublessor or Sublessee under this Sublease and/or the Master Leases, then the defaulting party shall be liable to the nondefaulting party for the damage suffered as a result of such termination. Notwithstanding the foregoing, if the Master Leases give Sublessor any right to terminate the Master Leases in the event of the partial or total damage, destruction, or condemnation of the Premises, the exercise of such right by Sublessor shall not constitute a default or breach hereunder.

17.  ATTORNEY'S FEES

If Sublessor or Sublessee shall commence an action against the other arising out of or in connection with this Sublease, the prevailing party shall be entitled to recover its costs of suit and reasonable attorney's fees.

18.  NOTICES

All notices and demands that may or are to be required or permitted to be given by either party on the other hereunder shall be in writing. All notices and demands by the Sublessor to Sublessee shall be sent by United States Mail, postage prepaid, addressed to the Sublessee at the Premises, and to the address herein below, or to such other place as Sublessee may from time to time designate in a notice to the Sublessor. All notices and demands by the Sublessee to Sublessor at the address set forth herein, and to such other person or place as the Sublessor may from time to time designate in a notice to the Sublessee.

         To Sublessor:     Franklin Covey Co.
                           2200 West Parkway Boulevard
                           Salt Lake City, Utah  84119
                           Attn:  Val John Christensen
                           Executive Vice President/General Counsel

         To Sublessee:     MyFamily.com, Inc.
                           360 West 4800 North
                           Provo, Utah  84604
                           Attn: Peter W. Clark, Chief Financial Officer

19.  CONSENT BY LANDLORD

This Sublease shall be of no force or effect unless consented to by Landlord as required under the terms of the Master Leases.

20.  COMPLIANCE

The parties hereto agree to comply with all applicable federal, state, and local laws, regulations, codes, ordinances and administrative orders having jurisdiction over the parties, property or the subject matter of this Agreement, including, but not limited to, the 1964 Civil Rights Act and all amendments thereto, the Foreign Investment in Real Property Tax Act, the Comprehensive Environmental Response Compensation and Liability Act, and the Americans with Disabilities Act.

Sublessor:                                           Sublessee:

FRANKLIN COVEY CO.                                   MYFAMILY.COM, INC.


By                                                   By
  ------------------------------------------           -------------------------------------------

Title                                                Title
     ---------------------------------------               ---------------------------------------

Date:                                                Date
     ----------------------------------------            -----------------------------------------


LANDLORD'S CONSENT TO SUBLEASE


The undersigned landlord ("Landlord") under the Building I Lease, hereby consents to the foregoing Sublease without waiver of any restriction in the Building I Lease concerning further assignment or subletting. Landlord certifies that, as of the date of Landlord's execution hereof, Sublessor is not in default or breach of any of the provisions of the Building I Lease, and that the Building I Lease has not been amended or modified except as expressly set forth in the foregoing Sublease. Landlord shall enter into a separate non-disturbance agreement in favor of Sublessee in the event the Building I Lease is terminated for any reason prior to the end of the Initial Term or any Renewal Term thereof.


COVEY CORPORATE CAMPUS ONE, L.L.C.


By
   --------------------------------------------------

Title
      -----------------------------------------------

Date
     ------------------------------------------------



The undersigned landlord ("Landlord") under the Building II Lease, hereby consents to the foregoing Sublease without waiver of any restriction in the Building II Lease concerning further assignment or subletting. Landlord certifies that, as of the date of Landlord's execution hereof, Sublessor is not in default or breach of any of the provisions of the Building II Lease, and that the Building II Lease has not been amended or modified except as expressly set forth in the foregoing Sublease. Landlord shall enter into a separate non-disturbance agreement in favor of Sublessee in the event the Building II Lease is terminated for any reason prior to the end of the Initial Term or any Renewal Term thereof.


COVEY CORPORATE CAMPUS TWO, L.L.C.


By
   --------------------------------------------------

Title
      -----------------------------------------------

Date
     ------------------------------------------------

EXHIBIT 10.13
                       LIMITED LIABILITY COMPANY AGREEMENT

                                       OF

                       FRANKLIN COVEY COACHING, L. L. C.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          ------


1.       DEFINITIONS.........................................................80

1.1      Adjusted Capital Account Deficit....................................80
1.2      Affiliate...........................................................80
1.3      Agreement...........................................................80
1.4      AMS  ...............................................................80
1.5      AMS Preference Return...............................................80
1.6      AMS Programs........................................................80
1.7      AMS Program Income..................................................81
1.8      AMS Program Share...................................................81
1.9      Auditors............................................................81
1.10     Bankrupt............................................................81
1.11     Bankruptcy Code.....................................................81
1.12     Business............................................................81
1.13     Buy Out Amount......................................................81
1.14     Capital Account.....................................................81
1.15     Capital Call........................................................81
1.16     Cash Flow...........................................................82
1.17     Certificate.........................................................82
1.18     Class A Member......................................................82
1.19     Class A Membership Interests........................................82
1.20     Code ...............................................................82
1.21     Communication.......................................................82
1.22     Company.............................................................82
1.23     Company Act.........................................................82
1.24     Company's Office....................................................82
1.25     Confidential Information............................................82
1.26     Control.............................................................82
1.27     Deadlock............................................................82
1.28     Deemed Delivery.....................................................82
1.29     Effective Date......................................................82
1.30     Excepted Transfer...................................................83
1.31     Fair Market Value...................................................83
1.32     Fiscal Year.........................................................83
1.33     Franklin Covey......................................................83
1.34     Franklin Covey Preference Return....................................83
1.35     Franklin Covey Programs.............................................83
1.36     Franklin Covey Program Income.......................................83
1.37     Franklin Covey Program Share........................................83
1.38     Gross Asset Value...................................................83
1.39     Management Board....................................................84
1.40     Manager.............................................................84
1.41     Member..............................................................84
1.42     Membership Interest.................................................84
1.43     Modified Fair Market Value..........................................84
1.44     Net Profits or Losses...............................................84
1.45     Non-Contributing Member.............................................84
1.46     Officer.............................................................84
1.47     Operating Margin....................................................84
1.48     Organization Transactions...........................................84
1.49     Percentage Interest.................................................84
1.50     Person..............................................................84
1.51     Profits.............................................................84
1.52     Program Contribution Threshold......................................85

1.53     Regulations.........................................................85
1.54     Securities Act......................................................85
1.55     Total Member Program Income.........................................85
1.56     Transfer............................................................85
1.57     Unit 7

2.       FORMATION, PURPOSES AND DURATION....................................85

2.1.     Formation and Name..................................................85
2.2.     Purposes of the Company.............................................86
2.3.     Scope of the Members' Authority.....................................86
2.4.     Principal Place of Business.........................................86
2.5.     Title to Company Properties.........................................86
2.6.     Term 8
2.7.     Assumed Name Certificate............................................86
2.8.     Other Business Activities; Waive....................................86

3.       CERTAIN MATTERS RELATING TO THE BUSINESS............................86

3.1.     Business Opportunities..............................................86
3.2.     Noncompetition; Confidential Information............................87

4.       MEMBERSHIP INTERESTS, CAPITAL CONTRIBUTIONS AND DISTRIBUTIONS.......88

4.1.     Membership Interests................................................88
4.2.     Initial Capital Contribution........................................88
4.3.     Capital Accounts....................................................89
4.4.     Limitation on Members' Liabilities..................................90
4.5.     Distributions of Net Cash Flow......................................90
4.6.     Time of Determination and Distribution of Cash Flow.................90
4.7.     Additional Operating Funds..........................................90
4.8.     Preemptive Rights...................................................91

5.       MANAGEMENT OF THE COMPANY...........................................91

5.1.     Members; No Control of Business or Right to Act for Company.........91
5.2.     The Management Board................................................91
5.3.     Officers............................................................92
5.4.     Bylaws..............................................................92
5.5.     Major Decisions.....................................................92

6.       ACCOUNTING AND TAXES................................................93

6.1.     Books and Records...................................................93
6.2.     Rights of Inspection................................................93
6.3.     Bank Accounts.......................................................93
6.4.     Financial Statements................................................93
6.5.     Other Accounting Decisions..........................................93
6.6.     Preparation of Tax Returns..........................................93
6.7.     Allocation of Profits, Gains and Losses.............................93
6.8.     Tax Decisions Not Specified.........................................94
6.9.     Notice of Tax Audit.................................................94
6.10.    Tax Matters Partner.................................................94

7.       SALE OR TRANSFER....................................................94

7.1.     General.............................................................94
7.2.     Offered Interests On Transfer.......................................94
7.3.     Securities Law Limitations..........................................96
7.4.     Agreement with Transferees..........................................96
7.5.     Transfer in the Event of Contribution Shortfall.....................97
7.6.     Transfer in the Event of Deadlock...................................97
7.7.     Retrieval of Proprietary Coaching Business..........................98

8.       DEFAULTS AND DISSOLUTION............................................98

8.1.     Events of Default...................................................98
8.2.     Remedies............................................................99
8.3.     Causes of Dissolution...............................................99
8.4.     Procedure in Dissolution and Liquidation............................99
8.5.     Distribution of Contributed Assets.................................100

9.       AMENDMENT..........................................................100

9.1.     Amendment..........................................................100

10.      DISPUTES...........................................................100

10.1.    Escalation.........................................................100
10.2.    Mediation..........................................................100
10.3.    Arbitration........................................................101

11.      GENERAL PROVISIONS.................................................102

11.1.    Entire Agreement...................................................102
11.2.    Notices............................................................102
11.3.    Validity...........................................................102
11.4.    Attorneys' Fees....................................................102
11.5.    Survival of Rights.................................................102
11.6.    No Strict Construction.............................................103
11.7.    Governing Law; Jurisdiction........................................103
11.8.    No Partition.......................................................103
11.9.    Waiver.............................................................103
11.10.   Waiver of Notice...................................................103
11.11.   Remedies Not Exclusive.............................................103
11.12.   Construction.......................................................103
11.13.   Incorporation by Reference.........................................104
11.14.   Counterparts.......................................................104
11.15.   Further Assurances.................................................104
11.16.   No Broker's Fees...................................................104
11.17.   No Third Party Rights..............................................104

                       LIMITED LIABILITY COMPANY AGREEMENT

                                       OF

                         FRANKLIN COVEY COACHING, L.L.C.


     This Limited Liability Company Agreement (this "Agreement") is made as of September 1, 2000 (the "Effective Date") by and among those parties who, from time to time, execute this Agreement as members and are listed on attached Exhibit A. Such signatories to this Agreement are collectively called the "Members," and each is sometimes individually called a "Member."


                                  Agreement

     NOW, THEREFORE, in consideration of the mutual promises, terms and conditions contained herein, the receipt and sufficiency of which are hereby acknowledged, the Members hereby agree as follows:


1.   DEFINITIONS

     The following words, terms or phrases have the respective meanings set forth thereafter:

1.1. "Adjusted Capital Account Deficit" shall mean, with respect to any Member, the deficit balance, if any, in such Member's Capital Account as of the end of any Fiscal Year after giving effect to the following adjustments: (i) credit to such Capital Account the sum of (A) any amount which such Member is obligated to restore to such Capital Account pursuant to any provision of this Agreement, plus (B) an amount equal to such Member's share of Partnership Minimum Gain as determined under Section 1.704-2(g)(1) of the Regulations and such Member's share of Partner Nonrecourse Debt Minimum Gain as determined under Section 1.704-2(i)(5) of the Regulations, plus (C) any amounts which such Member is deemed to be obligated to restore pursuant to Section 1.704-l(b)(2)(ii)(c) of the Regulations; and (ii) debit to such Capital Account the items described in Sections 1.704-l(b)(2)(ii)(d)(4), (5) and (6) of the Regulations.

     The foregoing definition of Adjusted Capital Account Deficit is intended to comply with the provisions of Section 1.704-1(b)(2)(ii)(d) of the Regulations and shall be interpreted consistently therewith.

1.2. "Affiliate" shall mean, with respect to any Person, any Person Controlled by, under common Control with or Controlled or managed by such Person.

1.3. "Agreement" shall mean this Limited Liability Company Agreement as the same may be amended or supplemented from time to time in accordance with the provisions hereof.

1.4. "AMS" shall mean AMS Direct, Inc., a Delaware corporation.

1.5. "AMS Preference  Return" means, with respect to any period,  the product of
(i) 0.45, multiplied by (ii) the amount by which AMS Program Income for such period exceeds the Program Contribution Threshold for such period.

1.6. "AMS Programs" means all coaching programs and other services and materials provided by the Company with respect to (i) proprietary programs now or hereafter developed, produced and/or marketed by AMS or its Affiliates (other than the Company), and/or (ii) any AMS or third party programs previously tested for AMS by Franklin Covey's personal coaching division or its predecessor.

1.7. "AMS Program Income" means, for any period, the Operating Margin generated by AMS Programs during such period, minus the AMS Program Share of all remaining operating expenses (other than those included in AMS' Operating Margin) incurred by the Company during such period.

1.8. "AMS Program Share" means, for any period, the percentage equivalent of a fraction, the numerator of which shall be the total revenue from AMS Programs during such period, and the denominator of which shall be the total revenue of the Company during such period.

1.9. "Auditors" shall mean such firm of independent certified public accountants as from time to time may be engaged for the Company by the Management Board.

1.10. "Bankrupt" shall mean, with respect to any Member, the occurrence of any one or more of the following: (i) the making by such Member of an assignment for the benefit of creditors; (ii) the filing against such Member of an involuntary petition seeking an adjudication of bankruptcy under Chapter 7 of the Bankruptcy Code, which filing is not dismissed within sixty (60) days of the filing; (iii) the filing of a voluntary petition by such Member under Chapter 7 of the Bankruptcy Code; (iv) the entry of an order of relief against such Member under Chapter 7 of the Bankruptcy Code; (v) the filing of a voluntary or involuntary petition by or against such Member under Chapters 11 or 13 of the Bankruptcy Code which is not dismissed within sixty (60) days of the filing; (vi) the entry of an order, judgment or decree by a court of competent jurisdiction providing for the liquidation of the assets of such Member or appointing a receiver, trustee or other administrator of such Member's assets which continues in effect and unstayed for a period of sixty (60) days; (vii) the confirmation of any plan of reorganization under either Chapter 11 or 13 of the Bankruptcy Code providing for the liquidation of substantially all of such Member's assets or (viii) a written admission by such Member of inability to pay debts.

1.11. "Bankruptcy Code" shall mean Title 11 of the United States Code, as now in effect or as hereafter amended.

1.12. "Business" shall mean, as of any date, developing, marketing, and/or providing, in person or through any form of communication or media, personalized coaching programs and/or services, involving one-on-one interaction, of the same general type and nature as those provided by the Company as of such date; provided, that Business shall not include any proprietary businesses of AMS or Franklin Covey that are not related specifically to coaching and shall not include seminar training or product sales, public or corporate training programs, works of authorship, intellectual property development or the licensing or sale of any other goods or services provided by any division of AMS or Franklin Covey other than the Franklin Covey personal coaching division as of the date of execution of this Agreement.

1.13.  "Buy Out Amount"  shall mean an amount equal to the Modified  Fair Market
Value multiplied by a fraction, the numerator of which is the number of Membership Interests being purchased, and the denominator of which is the total number of Membership Interests then outstanding; or if at the time of Redemption Notice, AMS has the right pursuant to Section 7.5 hereof to trigger a purchase or sale of its Membership Interests, the Buy Out Amount shall mean the Modified Fair Market Value multiplied by a fraction, the numerator of which is the Program Income of the Defaulting Member during the most recently completed Fiscal Year and the denominator of which is Total Member Program Income during such Fiscal Year.

1.14. "Capital Account" shall mean the record of a Member's contributions, distributions, allocable share of income, gain, loss and deduction maintained by the Company in accordance with the capital account rules of Section 1.704-1(b) of the Regulations. The Company shall adjust Capital Accounts to reflect the fair market value of Company property in accordance with Section 1.704-1(b)(2)(iv)(f) of the Regulations in connection with any events described in Section 1.704-1(b)(2)(iv)(f)(5) of the Regulations.

1.15. "Capital Call" shall have the meaning given such term in Section 4.7(b) hereof.

1.16.  "Cash  Flow"  shall  mean  any and all  cash  receipts  from  any  source whatsoever  except  contributions  to  capital  and  proceeds  from  financings, borrowings or other extensions of credit after deducting (i) all cash expenditures and capital expenditures made during such period and (ii) such reserves as the Managers reasonably determine to be necessary or appropriate for anticipated cash needs of the Company.

1.17. "Certificate" shall mean the Certificate of Formation of the Company, duly filed and amended in accordance with the laws of the State of Delaware.

1.18. "Class A Member" shall mean a holder of Class A Membership Interests who has been accepted as a Member of the Company pursuant to this Agreement.

1.19. "Class A Membership Interests" shall mean those Class A Membership Interests in the Company described more fully in Section 4.1.

1.20. "Code" shall mean the Internal Revenue Code of 1986, as now in effect or as hereafter amended including, but not limited to, any successor or substitute federal tax codes or legislation.

1.21. "Communication" shall mean any and all notices, requests, demands, elections and other communications given in connection with this Agreement.

1.22. "Company" shall mean Franklin Covey Coaching, L.L.C., a Delaware limited liability company.

1.23. "Company Act" shall mean the Limited Liability Company Act of the State of Delaware, as amended from time to time.

1.24.  "Company's  Office"  shall have the meaning given to such term in Section
2.4.

1.25.  "Confidential  Information"  shall have the meaning given to such term in
Section 3.2(b).

1.26. "Control" shall mean, with respect to a Person (i) direct or indirect ownership of fifty percent (50%) or more of the total combined voting power of all classes of equity interests in the controlled entity entitled to vote, or
(ii) being an officer, director, manager, trustee or general partner of the controlled entity (or an officer, director, manager, general partner or trustee of a manager, trustee or general partner of the controlled entity).

1.27. "Deadlock" shall mean the Managers are deadlocked in the management of the Company's affairs, including if the Members are unable to break the deadlock in regard to any Major Decision after the parties have followed the dispute resolution mechanisms set forth in Sections 10.1 and 10.2.

1.28. "Deemed Delivery" shall mean, with respect to a written Communication sent to a recipient Member or the Company (the "Recipient"), the earlier of (a) the date it shall be delivered to the address of the Recipient on the records of the Company (the "Recipient's Address"), (b) the date delivery shall have been refused at the Recipient's Address, (c) with respect to a Communication sent by mail, the date as of which the postal service shall have indicated such Communication to be undeliverable at the Recipient's Address, or (d) with respect to a Communication sent by facsimile to the facsimile number of the Recipient on the records of the Company and in respect of which a facsimile receipt confirmation statement is printed, (i) the next business day after receipt, if the Communication is received at or after five (5) p.m. in the time zone of the Recipient, or (ii) the day of receipt if the Communication is received before five (5) p.m. in the time zone of the Recipient.

1.29. "Effective Date" shall have the meaning given such term in the preamble hereto.

1.30. "Excepted Transfer" shall mean any Transfer by a Member of a Membership Interest to a controlled subsidiary or affiliate of such member; provided that the transferee first agrees to become a party to this Agreement and bound hereby and provided that no such Transfer shall relieve the transferring Member of its obligations hereunder without the prior written consent of the other Members.

1.31.  "Fair  Market  Value"  shall have the  meaning  ascribed  to such term in
Section 7.2(d).

1.32. "Fiscal Year" shall mean the period from September 1 to August 31 of each year.

1.33. "Franklin Covey" shall mean Franklin Covey Co., a Utah corporation.

1.34. "Franklin Covey Preference Return" means, with respect to any period, the product of (i) 0.45, multiplied by (ii) the amount by which Franklin Covey Program Income for such period exceeds the Program Contribution Threshold for such period.

1.35. "Franklin Covey Programs" means all coaching programs and other services and materials provided by the Company with respect to (i) proprietary coaching programs now or hereafter developed, produced and/or marketed by Franklin Covey or its Affiliates (other than the Company), and/or (ii) any of the third party programs identified on Exhibit D attached hereto.

1.36. "Franklin Covey Program Income" means, for any period, the Operating Margin generated by Franklin Covey Programs during such period, minus the Franklin Covey Program Share of all remaining operating expenses (other than those included in Franklin Covey's Operating Margin) incurred by the Company during such period.

1.37. "Franklin Covey Program Share" means, for any period, the percentage equivalent of a fraction, the numerator of which shall be the total revenue from Franklin Covey Programs during such period, and the denominator of which shall be the total revenue of the Company during such period.

1.38. "Gross Asset Value" shall mean, with respect to any Company asset, the asset's adjusted basis for federal income tax purposes, except as follows:

     a. The initial Gross Asset Value of an asset contributed by a Member to the Company shall be the gross fair market value of such asset as of the date of contribution.

     b. The Gross Asset Values of all Company assets shall be adjusted to equal the assets' respective gross fair market values, as determined by the Company using such reasonable and uniform methods of valuation as it may adopt, as of the following times: (i) the acquisition of additional Membership Interests in the Company by any new or existing Member in exchange for more than a de minimus capital contribution, or the distribution by the Company of more than a de minimus amount of money or other property to a Member as consideration for all or part of its Membership Interests in the Company; and (ii) the liquidation of the Company within the meaning of Section 1.704-1(b)(2)(ii)(g) of the Regulations.

     c. The Gross Asset Value of any Company asset distributed to a Member shall be the gross fair market value of such asset on the date of contribution.

     d. The Gross Asset Values of Company assets shall be increased (or decreased) to reflect any adjustments to the adjusted basis of such assets pursuant to Code Sections 734(b) or 743(b), but only to the extent such adjustments are taken into account in determining Capital Accounts pursuant to Section 1.704-1(b)(2)(iv)(m) of the Regulations.

     e. In the event of dissolution or liquidation, the Gross Asset Value of any Company asset distributed to a Member shall be the gross fair market value of such asset on the date of distribution.

     If the Gross Asset Value of an asset has been determined or adjusted pursuant to subsections a., b., c. or d., above, such Gross Asset Value shall thereafter be adjusted by the depreciation, cost recovery or amortization taken into account with respect to such asset for purposes of computing Profits or Losses. Such items shall be computed in accordance with Section 1.704-1(b)(2)(iv)(g)(3) of the Regulations.

1.39. "Management Board" shall mean the Management Board of the Company described in Section 5.2.

1.40. "Manager" shall have the meaning given such term in Section 5.2(b) hereof.

1.41. "Member" shall have the meaning given such term in the preamble hereto.

1.42. "Membership Interest" shall mean a Member's entire ownership interest in the Company, including the Member's interest in the capital, Profits, gains and credits of the Company (whether expressed in terms of the Member's Percentage Interest, Units or otherwise) and all rights and obligations with respect to the Company under this Agreement and the Company Act, including, but not limited to, the right to receive distributions from the Company.

1.43. "Modified Fair Market Value" shall mean the fair market value of the Company determined in a manner consistent with Section 7.2(d) (except that the Persons entitled to mutually determine fair market value or designate independent appraisers, and the Persons who shall share appraisal expenses, are the purchasing and selling Members only); provided, however, that Total Member Program Income shall be excluded for purposes of such determination.

1.44. "Net Profits or Losses" shall mean the Profits or Losses for the Fiscal Year computed under the accrual method of accounting.

1.45.  "Non-Contributing  Member"  shall  have the  meaning  given  such term in
Section 4.7(c) hereof.

1.46. "Officer" shall mean those Persons appointed by the Management Board pursuant to Section 5.3 herein.

1.47. "Operating Margin" means, during any period with respect to the AMS Programs and Franklin Covey Programs, respectively, the total revenue generated by such Programs during such period, minus the costs directly attributable to such Programs (including without limitation, business promotion costs of such Program) during such period.

1.48. "Organization Transactions" shall mean all transactions in connection with the contribution to and/or acquisition by the Company of (a) Franklin Covey's coaching services business and all related assets and liabilities, pursuant to that certain Contribution Agreement of even date herewith between the Company and Franklin Covey, and (b) AMS' contributed assets pursuant to that certain Contribution Agreement of even date herewith between the Company and AMS.

1.49. "Percentage Interest" shall mean a Member's percentage interest in the Profits, cash flow, Losses, gains and tax credits and distributions of the Company represented by such Member's Class A Membership Interest in the Company. The initial Percentage Interests shall be as set forth on Exhibit A attached hereto and shall be changed from time to time as provided in this Agreement. Notwithstanding the foregoing, if a Member's Percentage shall change, a Member's voting percentage shall not change.

1.50.  "Person"  shall  mean  an  individual,   general   partnership,   limited
partnership, limited liability company, corporation, joint venture, trust, estate, business trust, cooperative or association and their heirs, executors, administrators, legal representatives, successors, and assigns of such Person where the context so permits.

1.51. "Profits" or "Losses" shall mean, for each Fiscal Year or other period, an amount equal to the Company's taxable income or loss for such Fiscal Year or period, determined in accordance with Section 703(a) of the Code (all items of income, gain, loss or deduction required to be stated separately pursuant to
Section 703(a)(1) of the Code being included in taxable income or loss for this purpose), with the following adjustments;

     a. Any income of the Company described in Section 705(a)(1)(B) of the Code that is exempt from federal income tax and not otherwise taken into account in computing Profits or Losses shall be added to such taxable income or subtracted from such taxable loss.

     b. Any expenditures of the Company described in Section 705(a)(2)(B) of the Code or treated as Section 705(a)(2)(B) expenditures pursuant to
          Section 1.704-1(b)(2)(iv)(i) of the Regulations and not otherwise taken into account in computing Profits or Losses shall be subtracted from such taxable income or added to such taxable loss.

     c. In the event the Gross Asset Value of any Company asset is adjusted upon the occurrence of any of the events specified in clauses (c) or
          (d) of the definition of "Gross Asset Value" herein the amount of such adjustment shall be taken into account as gain or loss from the disposition of such asset for purposes of computing Profits or Losses.

     d. Gain or loss resulting from any disposition of an asset with respect to which gain or loss is recognized for federal income tax purposes shall be computed by reference to the Gross Asset Value of such asset.

In lieu of the depreciation, amortization and other cost recovery deductions taken into account in computing such taxable income or loss, there shall be taken into account depreciation, cost recovery or amortization computed in accordance with Section 1.704-1(b)(2)(iv)(g)(3) of the Regulations. The Members agree that, to the extent permissible under the Code and Regulations, the sum of the book depreciation and amortization for each period attributable to the properties contributed by AMS shall be calculated by multiplying the total book value of such properties by a percentage equal to the sum of the total book depreciation and amortization for such period attributable to the properties contributed by Franklin Covey divided by the total book value of the properties contributed by Franklin Covey.

1.52. "Program Contribution Threshold" shall be an amount equal to the total AMS Program Income generated by Franklin Covey's personal coaching division with respect to AMS Programs during the fiscal year ended August 31, 2000. In calculating the Program Contribution Threshold, the Company shall not deduct for depreciation, amortization of intangibles or payments to the predecessor owners of the coaching division. Promptly following the date hereof, the Company shall calculate and communicate the Program Contribution Threshold to the Members. If any Member objects to the calculation in good faith, the Members shall resolve such dispute in accordance with Article 10.

1.53. "Regulations" shall mean the federal income tax regulations promulgated by the Department of the Treasury under the Code, including temporary (but not proposed) regulations, as such regulations shall be in effect from time to time.

1.54. "Securities Act" shall mean the Securities Act of 1933, as amended.

1.55. "Total Member Program Income" for any period means the sum of all AMS Program Income and Franklin Covey Program Income for such period.

1.56. "Transfer" shall mean the sale, assignment, conveyance, gift, pledge or other transfer or encumbrance of Membership Interests.

1.57. "Unit" shall mean a divisible portion of a Member's Membership Interests carrying with it a proportionate amount of each aspect of the rights, privileges, duties and obligations of the Member relating to such Member's Membership Interests. Initially, each one percent (1%) of Membership Interest of a given class shall be comprised of one (1) Unit of such class.


2.       FORMATION, PURPOSES AND DURATION

2.1.     Formation and Name.


     a. The Members agree to and hereby form a company pursuant to the Company Act to be known as "Franklin Covey Coaching, L.L.C."

     b. The business of the Company shall be conducted under the name indicated in
     Section 2.1.a, or such other name as the Company may from time to time adopt, and all assets of the Company shall be held under such name except as provided in Section 2.5.

     c. The ownership interests, rights and obligations of the Members as members in the Company shall be as provided in the Company Act, except and to the extent otherwise provided in this Agreement.

     d. The Company shall bear the expenses directly incident to its formation, including, but not limited to, filing and recording fees, taxes and legal and accounting fees incident to the formation and operation of the Company.

2.2. Purposes of the Company. The purposes of the Company shall be:


     a. To engage in the Business, and any and all other business and activities that the Managers may in their discretion determine; and

     b. To perform any and all lawful acts incidental to the foregoing purpose or reasonably necessary to the fulfillment of the foregoing purpose.

2.3. Scope of the Members' Authority. Except as otherwise expressly and specifically provided in this Agreement, no Member shall have any authority in such capacity to bind or act for, or assume any obligation or responsibility on behalf of, the Company or any other Member or the Company. Neither the Company nor any Member shall be responsible or liable for any indebtedness or obligation of any other Member or otherwise relating to the Company property, except as to those responsibilities, liabilities, indebtedness or obligations incurred by separate agreement or instrument or incurred on or after the date hereof pursuant to and as limited by the terms of this Agreement.

2.4. Principal Place of Business. The Company shall have its principal place of business at 2650 South Decker Lake Boulevard, 2nd Floor, Salt Lake City, Utah 84119 (the "Company's Office") or such other place as determined by the Management Board from time to time.

2.5. Title to Company Properties. Legal title to all Company properties shall be taken and at all times held in the name of the Company, except that any real estate held by the Company may alternatively be held in the name of a trustee for the Company, provided that the Company is specifically designated by name as sole beneficiary or principal under a written trust agreement executed by any such trustee.

2.6. Term. The term of the Company shall commence on the date of the filing of the Articles with the appropriate authorities of the State, and shall be perpetual until the Company is dissolved in accordance with the provisions of this Agreement or the Company Act.

2.7. Assumed Name Certificate. The Officers shall execute, file and publish an assumed name certificate, if necessary, and such other certificates and documents as may be required by applicable law with respect to the Company, in Delaware, Utah and all other states in which the Company engages in business.

2.8. Other Business Activities; Waiver. Subject to Section 3.2., below, any Member or any officer, manager, director, employee, partner, shareholder, member or other Person holding a legal or beneficial interest in any entity which is a Member or any Affiliate of a Member may engage in, broker, or possess an interest in other business ventures of every nature and description other than the Business, independently or with others, and neither the Company nor the Members shall have any right by virtue of this Agreement in or to such independent ventures or to the income or profits derived therefrom except those rights, if any, in and to any New Business Opportunity as defined in Section 3.1 below.


3.   CERTAIN MATTERS RELATING TO THE BUSINESS

3.1. Business Opportunities. It is the express intent of the Members that the Company shall be the exclusive vehicle to develop and provide all personal coaching and related programs and services relating to the proprietary programs and materials of each Member. Therefore, neither Member shall at any time when such Person is a Member, without the prior unanimous consent of the Managers,
(i) directly or indirectly (including through any contract, license or other arrangement with third parties) develop, market, or provide any personal coaching, training or personal interactive learning program or service related thereto of the same or similar nature as the Business ("Scope" and any such proposed service offering or program within such Scope being a "New Business

Opportunity") with or for any Person other than the Company; (ii) license or otherwise provide any program content or materials for use in any New Business Opportunity to any Person other than the Company; or (iii) sell or license any customer lists, inquiry lists, or other information relating to customers or potential customers, and/or any marketing rights relating thereto ("Leads") to any Person for the purpose, in whole or in part, of having such Person provide and/or offer to provide any products or services with respect to such New Business Opportunity or otherwise within the Scope to such Leads; other than to or through the Company

3.2. Noncompetition; Confidential Information.

     a. Subject to Section 7.7, at all times while a Person is a Member (and for eighteen (18) months after such Person is no longer a Member) neither such Person nor any Affiliate of such Person may (1) engage, directly or indirectly, in the Business, (2) contact, solicit, or direct any Person to contact or solicit, any of the customers of the Company for the purpose of providing any services that are the same or similar to those offered by the Company, or (3) solicit, or accept if offered to it with or without solicitation, the services of any individual who is an Officer or employee of the Company at the time of such solicitation or acceptance or has been an employee of the Company within the one year prior to such solicitation or acceptance. The provisions of this Section 3.2.a. shall not apply to Members in the event of dissolution or liquidation of the Company.

     b. The Company has furnished to each Member certain information which is either non-public, confidential, or proprietary in nature. The Company may also impart to the Members from time to time additional non-public, confidential, or proprietary information, including, without limitation, one or more business plans and other procedures, concepts, methods, trade secrets, documentation, diagrams, manuals, handbooks, training or processing materials, marketing techniques or development plans, financial and pricing information, and the like, whether oral or written. All such material heretofore or hereafter furnished to the Members which at the time of disclosure was or is marked with a suitable legend, such as "Confidential," together with any analysis, compilations, studies, summaries, or documents prepared for review by the Members, their agents, or their employees, is hereinafter referred to as the "Confidential Information." If Confidential Information is disclosed orally or visually, the Company agrees to identify the same as "Confidential" at the time of disclosure. The Confidential Information also includes any information described above which the Company obtains from third parties and which the Company treats as confidential or proprietary, regardless of whether such information is owned or developed by the Company. Confidential Information shall not include information that: (i) is in or comes into the public domain without any breach of any obligation of confidentiality owed to the Company; (ii) was in a Member's possession prior to the Effective Date without the breach or existence of any obligation of confidentiality to the Company; (iii) is independently developed by or comes into the possession of a Member at any time hereafter without reference to any information from the Company and without any breach of any obligation of confidentiality owed to the Company; or (iv) is required to be disclosed under or by applicable law, regulation or lawful court order.

     c. Each Member agrees (at all times while a Member and for two years thereafter) to maintain the Confidential Information in secrecy and confidence and not to, directly or indirectly, without the prior written consent of the Company, disclose or cause to be disclosed, or use or make known, or suffer or permit any former, current, or prospective employee or agent of such Member or any Affiliate of such Member to disclose or cause to be disclosed, or use or make known, any of the Confidential Information, except in connection with the conduct of the Company's business, and except under a license from the Company pursuant to Section 7.7.

     d. Each Member agrees that any material violations of this Section 3.2. would cause irreparable harm to the Company and its Members. Therefore, each Member consents and agrees that if such Member materially violates the terms of this Section 3.2., the Company shall be entitled, in addition to any other rights and remedies that it may have (including monetary damages), to apply to any court of competent jurisdiction for specific performance and/or injunctive or other relief in order to enforce, or prevent any continuing or threatened violation of, the provisions of this Section 3.2 by such Member. If the Company shall institute any action or proceeding to enforce the provisions of this Section 3.2, each Member hereby waives the claim or defense that this is an adequate remedy at law, and each Member agrees in any such action or proceeding not to interpose the claim or defense that such remedy exists at law.

3.3. Development, Testing and Coaching Services. The Company shall use its best efforts to provide all curriculum development, scripting, testing and related development services that are requested by a Member ("Development and Testing Services") with respect to new coaching programs and curricula that such Member proposes for the Company to develop ("New Programs"). The Company will provide all Development and Testing Services , and all coaching services for each New Program that is offered to the public, pursuant to a Statement of Work mutually acceptable to the Company and the proposing Member. The proposing Member shall pay, at the Company's normal and customary rates (which will be the same for each Member), for all Development and Testing Services provided by the Company with respect to the New Programs proposed by such Member. No Member shall receive any royalty or other compensation with respect to any New Program other than distributions as a Member under this Agreement; provided, that the Company may be required, as specified in a particular statement of work, to directly pay or reimburse the proposing Member for the actual third party royalties or other amounts payable to third party authors or owners of intellectual property comprising all or any part of a New Program who are not Affiliates of such Member. The proposing Member shall retain title to all intellectual property rights with respect to the content forming any part of the New Program; provided that, subject to Section 7.7, the Company and the proposing Member shall have joint and equal rights and title to any coaching specific materials and other derivative works created by the Company with respect to such content.

4. MEMBERSHIP INTERESTS, CAPITAL CONTRIBUTIONS AND DISTRIBUTIONS

4.1. Membership Interests.

     a.   The Company shall initially have one class of Membership Interests.

     b. The Percentage Interest, and corresponding number of Units, of each initial Member shall be set forth on Exhibit A attached hereto:

4.2. Initial Capital Contribution.

     a. Each Member has or shall contribute the property and/or rights indicated opposite such Member's name on Exhibit A in consideration for such Member's Membership Interests.

     b. The Capital Account of each of the Members shall be credited with the current total of all capital contributions by such Member to the Company less any distributions to such Member.

     c. No Member shall be entitled to any interest on such Member's capital contributions to the Company.

4.3. Capital Accounts.

     a. A Capital Account shall be established and maintained for each Member in accordance with the Code and with the Regulations and shall be subject to adjustment as provided in Section 4.3.b.

     b. In accordance with and subject to the Regulations, the Capital Account of each Member shall from time to time be:

          (1) Increased by (i) the amount of cash and the Gross Asset Value of property contributed by such Member, (ii) such Member's share of the Profits, determined pursuant to Section 6.7 for Capital Account purposes, whether or not distributed, and (iii) the amount of any Company liabilities assumed by such Member or which are secured by any Company property distributed to such Member;

          (2) Decreased by (i) the amount of cash and the Gross Asset Value of property distributed to such Member, (ii) such Member's share of Losses, determined pursuant to Section 6.7 for Capital Account purposes, and (iii) the amount of any liabilities of such Member assumed by the Company or which are secured by any property contributed by such Member to the Company; and

          (3) Increased or decreased, as the case may be, to reflect the fair market value of Company property in accordance with Section 1.704-1(b)(2)(iv)(f) of the regulations in connection with any events described in Section 1.704-1(b)(2)(iv)(f)(5) of the regulations.

     c. Except as otherwise provided in this Agreement, whenever it becomes necessary to ascertain the balance of any Member's Capital Account, such a determination shall be made after giving effect to all allocations of Profits and Losses and other applicable adjustments for the current taxable year and all distributions for such year in respect of transactions effected prior to the date as of which such determination is to be made. No Member shall be entitled to (i) make any withdrawal from its Capital Account or to receive any distribution from the Company, except as expressly provided in this Agreement, or
          (ii) make any additional capital contribution to the Company other than as provided herein.

     d. Any dispute between the Members with respect to determination of Capital Accounts or otherwise with respect to the manner or method of accounting by the Company shall be resolved by an independent third party accounting firm mutually acceptable to the Members in question.

     e. In the event that property is distributed by the Company to a Member (including distributions in liquidation of the Company), the Capital Accounts of the Members shall be adjusted immediately before such distribution, in accordance with the applicable allocation of Profits and Losses, to reflect the Profits or Losses and other applicable adjustments that would have been realized by the Company if the distributed property had been sold on the date of its distribution for its fair market value. Notwithstanding anything in this Agreement to the contrary, to the extent the distribution of property is in connection with the liquidation of the Company and is property that was originally contributed by the Member pursuant to such Member's Contribution Agreement and as such is being distributed to such Member in accordance with Section 8.5, the profits or losses that would have been realized by the Company if such distributed property had been sold on the date of its distribution for its fair market value shall be specially allocated to such Member receiving the distribution pursuant to Section 8.5.

     f. The Capital Account of any transferee Member shall include the appropriate portion of the Capital Account of the Member from whom the transferee's Membership Interest was obtained.

4.4. Limitation on Members' Liabilities. A Member shall not be bound by, or be personally liable for, the expenses, liabilities or obligations of the Company, and the liability of each Member shall be limited solely to the amount of such Member's contribution to the capital of the Company, except as otherwise required by the laws of the State of Delaware.

4.5. Distributions of Net Cash Flow.

     a. The Cash Flow shall be distributed in respect of each Fiscal Year or portion of a Fiscal Year after (i) payment of all expenses, debts and obligations of the Company then due and payable, including those due to the Managers and Officers, and (ii) the establishment of any reserves by, or increase of any reserves established by, the Management Board, including reserves for capital investments, business expansion and anticipated operating expenses to AMS an amount equal to the AMS Preference Return, if any, and any undistributed AMS Preference Return for any prior period, and to Franklin Covey an amount equal to the Franklin Covey Preference Return, if any, and any undistributed Franklin Covey Preference Return for any prior period (in the event there is insufficient cash to pay both Preference Returns in any period, cash shall be distributed to AMS or Franklin Covey to cover Preference Returns on a pari passu basis)and the remainder to each of the Members pro rata according to the Members' respective Percentage --- ---- Interests.

     b. For the purposes of this provision, the Members expressly agree that the respective Percentage Interests of the Members have been established to be in proportion to the respective initial Capital Accounts of all Members, based upon the agreed-upon respective fair market values of each Member's contribution to the capital of the Company.

4.6. Time of Determination and Distribution of Cash Flow. Cash Flow shall, except as otherwise provided in this Agreement, be determined by the Management Board, and shall be distributed from time to time by the Officers pursuant to the directions of the Management Board. Unless otherwise agreed, Cash Flow shall be distributed at least twice per fiscal year of the Company.

4.7.     Additional Operating Funds.

     a. The Members acknowledge that the business of the Company may require additional capital and/or the borrowing of certain additional sums.

     b. If the Management Board determines that additional capital is reasonably necessary or appropriate to the operation of the Company's business, the Management Board shall cause a notice to be sent to all the Members of its intent to make a request to the Members for such additional capital (a "Capital Call") and such notice shall set forth all terms of the Capital Call including: (1) the total amount of capital requested, (2) the purpose for which the capital is being requested, (3) the terms of the additional capital contribution, including the date on which such contribution shall be due to the Company (which date shall not be less than thirty (30) days after the Capital Call), and (4) each Member's proportionate share of the total capital contribution.

     c. If a Member fails to contribute such Member's proportionate share of the Capital Call pursuant to its terms (a "Non-Contributing Member"), the other Members (the "Contributing Members") shall have the option to pay the unpaid amount of the Non-Contributing Member's portion of the Capital Call (the "Unpaid Contribution"), and, in such event, the Management Board shall reasonably and in good faith determine the preferences, return or other economic arrangements to be made with the Contributing Members and any economic consequences to the Non-Contributing Member. Notwithstanding the foregoing, a Member's voting percentage in the Company shall not be reduced or otherwise modified by virtue of any adjustment to such Member's Percentage Interest pursuant to this Section 4.7.

4.8. Preemptive Rights.

     a. Except for issuances of Units (i) to the Company's employees pursuant to an option plan approved by the Management Board, or (ii) as a Unit split or Unit dividend on all outstanding Units, if the Company authorizes the issuance or sale of any Membership Interests or any securities containing options or rights to acquire any Membership
          Interests, the Company shall first offer to sell to each Member a portion of such Membership Interests equal to the then outstanding Percentage Interest of such Member. Each Member shall be entitled to purchase such Membership Interests or securities at the same price and on the same terms as such Membership Interests or securities are to be offered to any other Persons. The purchase price for all Membership Interests offered to the Members shall be payable in cash.

     b. In order to exercise its purchase rights hereunder, a Member must, within thirty (30) days after receipt of written notice from the Company describing in reasonable detail the Units or securities being offered, the purchase price thereof, the payment terms, and such Member's percentage allotment, deliver a written notice to the Company describing its election hereunder. Payment for the Membership Interests or other securities being issued by the Company shall be made by the Member exercising its rights pursuant to this Section 4.8 at the same time as payment for such Membership Interests or other securities is to be made to the Company by Persons other than the Member.

     c. Upon the expiration of the offering periods described above, the Company shall be entitled to sell such Membership Interests or securities which the Members have not elected to purchase during the ninety (90) days following such expiration on terms and conditions no more favorable to the purchasers thereof than those offered to the Members. Any Membership Interests or securities offered or sold by the Company after such ninety (90) day period must be reoffered to the Members pursuant to the terms of this Section 4.8.


5. MANAGEMENT OF THE COMPANY

5.1. Members; No Control of Business or Right to Act for Company. Other than as otherwise provided in this Agreement, a Member shall take no part (in such capacity) in the management, conduct or control of the business of the Company and shall have no right or authority (in such capacity) to act for or to bind the Company.

5.2.     The Management Board.

     a. Subject to Section 5.5, the overall management and control of the business and affairs of the Company shall be vested in the Management Board, which shall have all the powers and authority of managers under the Company Act, or necessary or advisable in connection, or consistent, therewith. All actions approved by the Management Board (including through its appointed Officers) shall be binding on the Company and each of the Members. In this regard, all actions taken by any Managers or Officers in connection with the Organization Transactions shall be deemed to be and treated for all purposes as actions approved by the Management Board.

     b. The Management Board shall be composed of five (5) individuals (the "Managers"), who shall be determined as follows:

          (1) Two (2) persons designated in writing from time to time by AMS or the holders of a majority of the Membership Interests issued to AMS (the "AMS Majority Holders").

          (2) Two (2) persons designated from time to time in writing by Franklin Covey or the holders of a majority of the Membership Interests issued to Franklin Covey (the "Franklin Covey Majority Holders").

          (3) One (1) person jointly designated in writing from time to time by the Franklin Covey Majority Holders and the AMS Majority Holders.

5.3. Officers. The Management Board shall elect officers for the Company. The officers of the Company, effective as of the date hereof, shall be the persons identified as such on attached Exhibit B. The authority and specific responsibilities of each of the Company's officers are set forth in the Bylaws and shall be limited to the express authority contained therein or in resolutions adopted from time to time by the Management Board.

5.4. Bylaws. The procedures for the regulation and management of the business and affairs of the Company are set forth in the Company's Bylaws, which are set forth in Exhibit C, attached hereto and incorporated herein by this reference. The Bylaws may contain any provision, not inconsistent with the Company Act or this Agreement, relating to the business of the Company, the conduct of its affairs, and its rights or powers or the rights or powers of its Members, Managers, officers or employees as the Management Board deems to be in the Company's best interests.

5.5. Major Decisions. No act shall be taken, sum expended, decision made or obligation incurred by or on behalf of the Company with respect to a matter within the scope of any of the issues enumerated below (each a "Major Decision"), unless and until the same has been approved by the vote or written consent of Members holding at least eighty percent (80%) of the Percentage Interests then outstanding. The Major Decisions are as follows:

     a. Incurrence of Indebtedness or the making of any single or series of related capital expenditures, in either case in excess of $100,000;

     b. The sale, lease, pledge or other disposition or encumbrance, other than in the ordinary course of business, in any Fiscal Year, of more than twenty percent (20%) of the property or assets of the Company in any single or series of related transactions;

     c.   Requesting  additional  capital  from the Members  pursuant to Section
          4.7;

     d. Commencing, joining or settling any litigation, arbitration or other proceeding involving a claim in excess of $100,000 or any litigation, arbitration or proceeding between the Company and any Member or Affiliate thereof, or in which an adverse holding would materially affect the business and prospects of the Company;

     e. Amending or entering into any agreement with a Member, Manager, Officer, or any Affiliate of any of the foregoing;

     f.   Setting management compensation;

     g.   Hiring and dismissing any officer or other management level employees;

     h.   Consenting to a Transfer as provided in Section 7.1;

     i.   Authorizing or issuing any Membership Interests;

     j. Authorizing a merger, recapitalization or reorganization, or the liquidation, of the Company;

     k. Authorizing the acquisition of all or any material interest in another business or Person;

     l.   Authorizing the repurchase of any Membership Interests; and

     m. Any other action or decision outside of the ordinary course of business of the Company and involving a sum in excess of $100,000.

6. ACCOUNTING AND TAXES

6.1. Books and Records.

     a. At all times during the term hereof, the Management Board shall use its best efforts to cause accurate books and records of account to be maintained in which are to be entered all matters relating to the business and operations of the Company, including all income, expenditures, assets and liabilities thereof. The Company's financial records shall be maintained on an accrual basis in accordance with generally accepted accounting principles.

     b. Such books and records of account should be maintained on the accrual basis and shall be adequate to provide each Member with all such financial information as may be needed by such Member for purposes of satisfying the financial reporting obligations of such Member.

     c. Each Member is entitled to any information reasonably necessary for the preparation of such Member's federal or state tax returns.

6.2. Rights of Inspection. Each Member and/or its authorized representatives shall have the right to inspect, examine and copy (at such Member's expense) the books, records, files, securities and other documents of the Company during the regular business hours of the Company upon giving reasonable notice.

6.3. Bank Accounts. All funds of the Company, including, without limitation, all funds representing capital contributions to the Company, and the proceeds of all borrowings of the Company, shall be deposited in such "Operating Accounts" of a type, in a form and in a bank or banks selected by the Management Board. All Company expenses and distributions are to be paid from such Operating Accounts.

6.4. Financial Statements. The Company shall retain independent certified accountants independent from the audit firm of either Member. Within forty-five
(45) days after the end of each of the first three quarters of each Fiscal Year, the Company shall send to the Members unaudited statements of operations and cash flows for such fiscal quarter and for the period from the beginning of such Fiscal Year to the end of such fiscal quarter and an unaudited balance sheet as of the close of such fiscal quarter. As soon as practicable after the end of each Fiscal Year ending on or after the Effective Date, but not later than ninety (90) days after the beginning of the following Fiscal Year, the Company shall provide to each Member audited statements of operations, Member's equity and cash flows, for such ended Fiscal Year, and an audited balance sheet (including a breakdown of each Member's Capital Account and a statement of allocations to each Member of its respective portion of the Company's taxable income for such Fiscal Year) as of the close of such ended Fiscal Year, including appropriate notes to such financial statements, audited by the Auditors, all of which shall be prepared in accordance with generally accepted accounting principles and/or requirements for tax accounting pursuant to the Regulations.

6.5. Other Accounting Decisions. All accounting decisions for the Company (other than those specifically provided for in any other Section of this Agreement) shall be made by the Management Board.

6.6. Preparation of Tax Returns. Upon being provided by the Members with all information required for their preparation, the Management Board or its agents shall, on behalf of the Company, use their best efforts to cause all federal, state and local income tax returns of the Company to be prepared. The Management Board will use its best efforts to cause copies of all tax returns of the Company to be made available for review by the Members at least thirty days prior to the statutory date for filing, including extensions thereof, if any.

6.7. Allocation of Profits, Gains and Losses. Except as otherwise provided in this Agreement, net profits, net gains, net losses, deductions and Federal tax credits, if any, for any Fiscal Year shall be allocated among the Members in accordance with Regulations under ss.704(b) as follows:

     a. a gross income allocation to AMS to the extent of the AMS Preference Return for the period;

     b. a gross income allocation to Franklin Covey to the extent of the Franklin Covey Preference Return for the period;

     c. depreciation, cost recovery and amortization for the period shall be allocated between the parties in an amount equal to the deduction attributable to each party as determined under Section 1.48 above; and

     d.   in accordance with Percentage Interests.

6.8. Tax Decisions Not Specified. Tax decisions and elections for the Company not provided for herein shall be made in the discretion of the Management Board.

6.9. Notice of Tax Audit. The Company will use its best efforts to give prompt notice to the Members upon receipt of advice that the Internal Revenue Service intends to examine Company income tax returns for any Fiscal Year.

6.10. Tax Matters Partner. Franklin Covey will be the initial tax matters partner (the "Tax Matters Partner") for purposes of Sections 6221-6231 of the Code and the Regulations. The Tax Matters Partner agrees to use its best efforts to comply in good faith with all provisions of the Code concerning a tax matters partner and to take all actions necessary to make each Member a notice partner under the Code. The Tax Matters Partner will use its best efforts to give each Member copies of all notices or other material communications delivered to or by him with respect to federal, state or local tax matters, negotiations, decisions, settlements or other events. The Tax Matters Partner may not initiate or take material action with respect to any litigation without the prior consent of the Members in accordance with Section 5.5.


7. SALE OR TRANSFER

7.1. General. Except for any Transfer which is an Excepted Transfer, no Member shall (i) Transfer all or any part of its Membership Interests, or (ii) contract to Transfer all or any part of its Membership Interests, whether voluntarily or by operation of law, without in each instance obtaining the prior written consent of the majority of the non-transferring Members, which consent may be withheld in the sole discretion of the majority of the non-transferring Members. Any attempt to Transfer Membership Interests without the required consent shall be void. The giving of consent in connection with one or more Transfers shall not limit or waive the need for such consent in connection with any other Transfers.

7.2. Offered Interests On Transfer. In addition to the requirements of Section 7.1, if any Member is permitted to Transfer all or any part of its Membership Interests to any third party, other than to a majority controlled subsidiary, it will be obligated, before proceeding with any such transaction, to offer its Membership Interests to the other Member(s) as set forth in this Section 7.2.

     a. Notice of Transfer. If a Member (the "Offering Member") desires to make a bona fide lifetime Transfer of its Membership Interests or any interest therein (the "Offered Membership Interests") to any person or entity, the Offering Member shall give at least forty-five (45) days prior written notice to the Company and the other Members (the "Remaining Members") of its intention to so Transfer its Membership Interests (the "Notice"). The Notice shall state (i) the number of Offered Membership Interests; (ii) the name, business and residence address of the proposed transferee (the "Transferee"); (iii) whether or not the Transfer is for valuable consideration and, if so, the consideration (the "Offered Price"); (iv) the date upon which the proposed Transfer to the Transferee is to be consummated; and (v) all other material terms of the proposed Transfer. A copy of any written agreement (whether executed or not) shall be attached to the Notice.

     b. Option. From and after the date of the Notice ("Notice Date"), the Company and the Remaining Members shall have options to purchase the Offered Membership Interests upon the terms and conditions provided in the Notice except with respect to Purchase Price and payment terms, exercisable in the order of priority and within the time periods set forth below.

          (i) Within thirty (30) days after the date that the Purchase Price is determined pursuant to Section 7.2.d. (the "Company's Option Period") the Company shall have the option to acquire all or any portion of the Offered Membership Interests (the "Company's Option"). The Company shall exercise the Company's Option, if at all, by giving written notice to that effect to the Offering Member, and the Remaining Members within the Company's Option Period.

          (ii) Within fifteen (15) days following the first to occur of (i) the expiration of the Company's Option Period without the Company exercising its option to purchase all of the Offered Membership Interests or (ii) the Company's written notice to the Offering Member and the Remaining Members that it will not purchase all of the Offered Membership Interests (the "Remaining Members' Option Period"), the Remaining Members shall have the option to acquire all, but not less than all, of the Offered Membership Interests not being purchased by the Company (the "Remaining Members' Option"). The Remaining Members shall exercise the Remaining Members' Option, if at all, by giving written notice to that effect to the Company within the Remaining Members' Option Period. Each Remaining Member may purchase the Offered Membership Interests in proportion to his, her or its respective Percentage Interests or in such proportion as all Remaining Members who exercise the Remaining Members' Option may otherwise agree in writing. Any acceptance of less than all of the Offered Membership Interests shall be deemed a rejection of such Offered Membership Interests.

     c. Failure to Exercise the Company's and Remaining Members' Options. If the Company and/or the Remaining Members fail to exercise their respective Options, in accordance with Section 7.2(b), to purchase in the aggregate all of the Offered Membership Interests, the Offering Member may Transfer the Offered Membership Interests to the Transferee as provided in the Notice at any time up to thirty (30) days after the expiration of the Remaining Members' Option Period. If the Transfer does not occur in accordance in all material respects with the terms disclosed in the Notice within the foregoing thirty (30) day period, such Transfer shall be automatically null and void without any further action being required on the part of the Company or the Remaining Members, and any attempt to Transfer the Offered Membership Interests thereafter without first complying with the terms of this Section 7 shall be deemed a wrongful transfer within the meaning of Section 7.1 hereof.

     d. Purchase Price of Membership Interests. The purchase price to be paid for Membership Interests to be purchased by the Company and/or the Remaining Members pursuant to this Section 7.2 shall be the lower of
          (x) the price set forth in the Notice and (y) an amount equal to the "Fair Market Value" of the Company, multiplied by a fraction, the numerator of which is the number of Units being purchased and the denominator of which is the number of Units outstanding as of the applicable valuation date pursuant to Section 7.2(e) hereof (the "Purchase Price").

          (i) Subject to the provisions of Section 7.2.d.(ii), the Fair Market Value of the Company shall be mutually determined by the Offering Member, on the one hand, and the Company and the Remaining Members who are eligible and interested in exercising its, his or their Option(s) (collectively, the "Purchaser"), on the other hand, within thirty (30) days following the Notice Date (the "Mutual Agreement Period"). If the parties are unable in good faith to mutually agree upon the Fair Market Value within the Mutual Agreement Period, the Fair Market Value shall be determined in accordance with the provisions of Section 7.2.d.(ii).

          (ii) If the Offering Member and the Purchaser are unable to agree upon the Fair Market Value within the Mutual Agreement Period, then the Offering Member and the Purchaser (if there is more than one Purchaser, the selection shall be determined by holders of the majority of the Percentage Interests held by such Purchasers) shall, within fifteen (15) days following the expiration of the Mutual Agreement Period each designate a separate, independent appraiser who shall determine the Fair Market Value of the Company within forty-five (45) days following the expiration of the Mutual Agreement Period (the "Initial Appraisal Period"). If the amounts of the Fair Market Value determined by the two (2) independent appraisals shall be within ten percent (10%) of each other, the average of the two appraisals shall be the Fair Market Value as at the applicable Valuation Date. If the amounts of the Fair Market Value determined by the two (2) independent appraisals shall not be within ten percent (10%) of each other, then the two (2) independent appraisers shall, within ten (10) days following the expiration of the Initial Appraisal Period, jointly select a third independent appraiser, and the average of the two closest appraisals shall be the Fair Market Value on the applicable Valuation Date. All costs of the appraisal of the Fair Market Value of the Company shall be shared equally by the Offering Member and the Purchaser, and pro rata among the Purchasers (in proportion to the number of Membership Interests being purchased by each such Purchaser) in the case of more than one Purchaser.

          e. Valuation Date. The Purchase Price shall be determined in the case of a purchase and sale of Membership Interests as of the last day of the month in which the Notice Date occurs. The Closing shall take place within sixty (60) days after determination of the Purchase Price.

          f.   Payment.   The  Purchase  Price  for  the  Membership   Interests
               purchased under this Section 7.2 hereof shall be paid in full in cash at the closing

7.3. Securities Law Limitations. Notwithstanding anything in this Agreement, no Membership Interests may be Transferred except as permitted under the Securities Act and applicable state securities laws or exemption therefrom. Further, no Transfer of any Membership Interests or portions thereof shall be permitted without the Member first having presented to the Company or its counsel both (a) a written opinion of securities counsel, retained and compensated by the Member but reasonably satisfactory to counsel for the Company, describing the proposed Transfer and stating such counsel's opinion that the Transfer will not violate any of the registration provisions of the Securities Act, any applicable state securities law or the respective rules thereunder, and (b) such additional documents or written assurances as the Company may reasonably request to support the Member's request for Transfer.

7.4. Agreement with Transferees. In the event that, pursuant to the provisions of this Section 7, without regard as to whether any prior written consent of the majority of the non-transferring Members as set forth in Section 7.1. is required, any Member (as "Transferor") shall Transfer any Membership Interests to any Person (a "Transferee"), no such Transfer shall be made or shall be effective to make such Transferee a Member or entitle such Transferee to any benefits or rights hereunder until the proposed Transferee agrees in writing to
(i) assume and be bound by all of the terms and provisions of this Agreement and all of the obligations of the transferring Member, and (ii) be subject to all the restrictions to which the transferring Member is subject under the terms of this Agreement and any further agreements with respect to the Company property or as contemplated by this Agreement to which the Transferor is then subject or is then required to be a party.

7.5. Transfer in the Event of Contribution Shortfall. If either (a) the Franklin Covey Program Income achieved for the second Fiscal Year of the Company does not equal or exceed 50% of the Program Contribution Threshold, (b) the Franklin Covey Program Income achieved for the third Fiscal Year of the Company does not equal or exceed 75% of the Program Contribution Threshold, or (c) the Franklin Covey Program Income achieved for the fourth Fiscal Year of the Company does not equal or exceed 100% of the Program Contribution Threshold, then AMS shall have the right, upon delivery of written notice to the Company and Franklin Covey (the "Shortfall Buyout Notice"), to either (i) purchase Franklin Covey's Membership Interest or (ii) require Franklin Covey to purchase AMS' Membership Interest, in each case upon the terms set forth below. The purchase price of a Member's Membership Interest pursuant to this Section 7.5 shall equal the product of (x) the Modified Fair Market Value of the Company multiplied by (y) the result of a fraction, the numerator of which shall be the Program Income of the selling Member during the most recently completed Fiscal Year of the Company, and the denominator of which shall be the Total Member Program Income during such Fiscal Year. The provisions of Section 7.7 shall apply in connection with a purchase and sale of Membership Interests pursuant to this Section 7.5. The closing of the transactions contemplated by this Section 7.5 shall occur no later than ninety (90) days following the date of delivery of the Shortfall Buyout Notice. The purchase price for the Membership Interests purchased under this Section 7.5 shall be paid in full in cash at the closing.

7.6. Transfer in the Event of Deadlock.

     a. Notwithstanding anything in this Agreement to the contrary, at any time from and after the occurrence and during the continuance for at least sixty (60) days of a Deadlock, each Member shall have the right either to purchase all, but not less than all, of the Membership
          Interests of the other Member and any successors or permitted transferees (the "Right to Purchase") or to sell all, but not less than all, of the Membership Interests held by it, its successors and permitted assigns to the other Member (the "Right to Sell"). A Member (the "Exercising Member") may elect to exercise either the Right to Purchase or the Right to Sell by delivering written notice of such election (the "Election Notice") to the other Member (the "Non-Exercising Member") which Election Notice must make specific reference to this Section 7.6; provided, however, that such Election Notice shall be without effect if the Exercising Member has received an Election Notice from the Non-Exercising Member prior to the time that the Non-Exercising Member has received the Election Notice from the Exercising Member and such prior Election Notice then remains in effect. In addition, the provisions of this Section 7.6 cannot be invoked by any Member at any time during which the provisions of
          Section 7.2 or Section 7.5 are in process or at any time during which such Member is a Defaulting Member (as defined in Section 8.1). The Election Notice shall state the price per Membership Interest at, and the terms and conditions upon which, the Exercising Member is exercising the Right to Purchase or the right to Sell.

     b. The Non-Exercising Member shall, within thirty (30) days of receipt of an Election Notice setting forth the Exercising Member's intent to purchase all Membership Interests either (i) deliver to such Exercising Member a signed, written election (the "Response Purchase Election") to purchase all the Membership Interests held by the Exercising Member at the price per Membership Interest and upon the terms and conditions set forth in the Election Notice or (ii) be deemed to have accepted the Exercising Member's offer to purchase and be obligated to sell all Membership Interests held by such Non-Exercising Member at the price per Membership Interest and upon the terms and conditions set forth in such Election Notice. The Exercising Member shall be obligated pursuant to any Response Purchase Election to sell all of such Member's Membership Interests to such Non-Exercising Member at the price and otherwise upon the terms and conditions set forth in the Election Notice.

     c. The Non-Exercising Member shall, within thirty (30) days of receipt of an Election Notice setting forth the Exercising Member's intent to sell all Membership Interests, either (i) deliver to such Exercising Member a signed, written election (the "Response Sale Election") to sell all Membership Interests held by such Non-Exercising Member, its successors and permitted assigns at the price per Membership Interest and otherwise upon the terms and conditions set forth in such Election Notice or (ii) be deemed to have accepted the Exercising Member's offer to sell and be obligated to purchase all Membership Interests held by the Exercising Member at the price per Membership Interest and upon the terms and conditions set forth in such Election Notice. The Exercising Member shall be obligated pursuant to any Response Sale Election to purchase all of such Membership Interests of such Non-Exercising Member at the price and otherwise upon the terms and conditions set forth in the Election Notice.

     d. The provisions of Section 7.7 hereof shall apply in connection with any purchase and sale of Membership Interests pursuant to this Section 7.6, and all Election Notices, Response Purchase Elections, and
          Response Sale Elections (and the purchase prices set forth therein) shall account for the effect of Section 7.7.

     e. The closing of the transactions contemplated by Subsections 7.6 above shall occur no later than ninety (90) days following the date of delivery of the Election Notice.

7.7. Retrieval of Proprietary Coaching Business. In connection with any sale by a Member of 100% of its Membership Interests, including, but not limited to, a transaction pursuant to Sections 7.2, 7.5, 7.6 or 8.2, or in the event of a dissolution under Section 8.3, Company shall reconvey to the selling Member (or each respective Member, in the case of dissolution), and such Member shall assume exclusive operation and control over, all of the business activities and related intellectual property rights relating to the proprietary programs of the selling Member (the "Retrieved Business"). The Company shall provide the selling Member with all reasonable assistance necessary to effect an orderly conveyance and transition of the Retrieved Business over to the operation and control of the selling Member and/or its designated coaching vendor. The Company shall grant each Member a non-exclusive, perpetual, worldwide, royalty free license and right to use, own and enjoy all software, technology and other Confidential Information of the Company in connection with servicing the Retrieved Business and other business activities and programs of the selling Member. The above license shall not be assignable except in connection with the sale by a Member of its business or as necessary to facilitate any contract servicing arrangement for coaching with a third party. Any new developments and/or derivative works created after a Member has taken back Retrieved Business under this Section 7.7 shall be the exclusive property of the developing party.


8. DEFAULTS AND DISSOLUTION

8.1. Events of Default. The occurrence of any of the following events shall constitute an event of default (an "Event of Default") hereunder on the part of the Member with respect to whom such event occurs (a "Defaulting Member") if (i) the default arises solely from the non-payment of monies and remains uncured for thirty (30) days following receipt of written notice of such default from an Officer or Manager unless terms for payment of the amount due have otherwise been mutually agreed upon by the Defaulting Member and the Company, or (ii) if the default arises from something other than the non-payment of money and remains uncured for a period of sixty (60) days following receipt of written notice of such default from the Management Board (provided, however, that a non-monetary default shall not constitute an Event of Default if it is not reasonably curable within such sixty (60) day period and the Defaulting Member commences curative action within such sixty (60) day period and thereafter diligently proceeds to cure such default within a period not to exceed one hundred twenty (120) days from the date of its receipt of the original notice of default):

     a. the violation by a Member of any of the restrictions set forth in Sections 3.1, 3.2, or 7 of this Agreement, or any other material obligation of such Member under this Agreement Member;

     b.   such Member becomes Bankrupt

     c. attachment, execution or other judicial seizure of all or any substantial part of a Member's assets or of a Member's Membership Interests, or any part thereof, if such attachment, execution or seizure remains in effect after the cure period;

     d. default in the timely performance of, or any failure to timely comply with, any agreement, obligation or undertaking of a Member set forth in this Agreement; and

     e. written withdrawal from the Company by any Member except as permitted under the terms hereof.

8.2. Remedies. Upon the occurrence of an Event of Default, the Company shall have the right (but not the obligation), within sixty (60) days after the Event of Default, to elect to purchase all, but not less than all, of the Membership Interests held by the Defaulting Member at a price equal to the Buy Out Amount. The Company may exercise this right by the Deemed Delivery of written notice to the Defaulting Member (a "Redemption Notice") stating the Company's desire to purchase the Defaulting Member's Membership Interests pursuant to this Section. If such Redemption Notice is given, the Defaulting Member shall sell all of the Membership Interests then held by the Defaulting Member for the Buy Out Amount. The Company's redemption right as provided in this Section 8.2 is in addition to any other rights of the Company or the Members under this Agreement or otherwise, and the exercise by the Company's of its redemption right will not be an election of remedies. The Purchase Price for the Membership Interests purchased under this Section 8.2 hereof shall be paid in full in cash at the closing.

8.3. Causes of Dissolution. The Company shall be dissolved only in the event:

     a.   Of  the  death,  removal,  liquidation,   dissolution,  withdrawal  or
          bankruptcy of the final Member (each a "Member's Withdrawal Event");

     b. That all or substantially all of the Company's property, other than cash and other liquid assets, is sold or otherwise transferred to any Person which is not Controlled by the Company;

     c. That the Members holding at least eighty percent (80%) of the Percentage Interests vote to terminate the Company;

     d. That there is a general assignment of the assets of the Company for the benefit of its creditors, or the adjudication of the Company as Bankrupt; or

     e.   That the Company is dissolved by operation of law.

8.4. Procedure in Dissolution and Liquidation.

     a. Except as provided in Section 10.1, herein, upon dissolution of the Company pursuant to Section 8.3, the Management Board shall immediately commence to wind up the affairs of and shall proceed with reasonable promptness to liquidate the business of the Company.

     b. During the period of the winding up of the affairs of the Company, the rights and obligations of the Management Board set forth herein with respect to the management of the Company shall continue.

     c. The assets of the Company shall be applied or distributed in liquidation in the following order of priority:

          (1) In payment of debts and obligations of the Company owed to third parties;

          (2) In payment of debts and obligations of the Company to any Member made in accordance with the terms of this Agreement;

          (3) To each Member, pro rata, in an amount equal to their respective unpaid Preference Return amounts;

          (4) To the Members pro rata, in accordance with positive Capital Account balances, except as provided in Section 8.5 below; and

          (5) Any excess to the Members in proportion to their respective Percentage Interests.

8.5. Distribution of Contributed Assets. Notwithstanding any other provision of this Agreement, in the event of dissolution of the Company, each tangible or intangible asset of the Company originally contributed by the Members pursuant to their Contribution Agreements (other than coaching know-how, software and other intellectual property and Confidential Information, the disposition of which is governed by Section 7.7) shall be distributed to and become the exclusive property of the Member that originally contributed said assets to the Company. Such distributed assets shall be valued at their respective Fair Market Value as of the date of distribution and shall credited towards the distribution priorities set forth in Section 8.4


9. AMENDMENT

9.1. Amendment. This Agreement may not be amended, altered or modified except by a writing signed by Members holding at least eighty percent (80%) of the total number of Percentage Interests.

10. DISPUTES

10.1. Escalation. Any dispute or controversy between the Members arising out of this Agreement or any document, instrument or agreement executed and delivered pursuant hereto (a "Dispute"), shall first be referred to the Management Board for discussion and resolution. Each party shall bear its own costs in connection with such discussions. If the Management Board is unable to resolve the dispute in fifteen (15) business days, then the matter shall be submitted to the respective Chief Executive Officers of each Member for resolution. If the Chief Executive Officers are unable to resolve the matter within ten (10) business days, then the matter will be handled pursuant to Sections 10.1 and, if necessary 10.2.

10.2. Mediation. In the event a Dispute is not resolved by the Members following the procedures in Section 10.1, upon the demand of either Member, the matter shall be submitted to non-binding mediation in the State of Delaware, or such other location as the parties may agree, under the mediation rules of the American Arbitration Association. Each party shall bear its own costs in connection with such mediation and shall bear one-half of the cost of the American Arbitration Association and the mediator.

10.3. Arbitration.

a. In the event that a Dispute is not resolved by non-binding mediation pursuant to Section 10.2 above, such dispute shall be submitted to binding arbitration in the State of Delaware, or such other location as the parties may agree.

b. Either party requesting arbitration shall serve a written demand for arbitration on the other party by registered or certified mail. The demand shall set forth a statement of the nature of the dispute, the amount involved and the remedies sought. Each party shall have the right to be represented by counsel and shall have the right only to such expedited discovery as the arbitrator may authorize upon a showing of good cause. Except as specifically provided herein, the arbitration shall be conducted by and in accordance with the commercial rules of the American Arbitration Association, and the arbitrator's ruling shall be in accordance with law and the terms of this Agreement. The arbitrator shall not have the power to amend this Agreement in any respect.

c. No later than twenty (20) calendar days after a demand for arbitration is served, the Members shall jointly select and appoint a disinterested person to act as the arbitrator. In the event that the Members do not agree on the selection of an arbitrator, each Member shall select an arbitrator within ten (10) days after the date on which the Members do not agree on the selection of a sole arbitrator and the two arbitrators so selected shall select a third arbitrator within ten (10) days after the Members select their arbitrators; the provisions set forth herein regarding the single arbitrator shall apply to the three arbitrators so selected. Any arbitrator designated hereunder shall not now or in the three years preceding such arbitration be an employee, consultant, officer, director or shareholder of any party hereto or any Affiliate of any Member or have now or in the three years preceding such arbitration any business relationship with any Member or any Affiliate of any Member.

d. No later than ten (10) calendar days after the arbitrator is appointed, the arbitrator shall schedule the arbitration for a hearing to commence on a mutually convenient date. The hearing shall commence no later than thirty
     (30) calendar days after the arbitrator is appointed and shall continue from day to day until completed.

e. Each Member shall direct the arbitrator to use his or her best efforts to rule on each disputed issue within 30 days after the completion of the hearings described in paragraph (d) above. The determination of the arbitrator as to the resolution of any dispute shall be binding and conclusive upon all Members; provided, that the arbitrator may not award any punitive damages. All rulings of the arbitrator shall be in writing, shall set forth the basis for the decision and shall be delivered to the Members.

f. The prevailing Member in any arbitration shall be entitled to an award of reasonable attorneys' fees incurred in connection with the arbitration and the disputed issues with respect thereto. The non-prevailing Member shall pay such fees, together with the fees of the arbitrator and the costs and expenses of the arbitration. For purposes hereof, a Member seeking payment of any amount in arbitration shall be deemed to be the prevailing Member if it is determined that such party is entitled to receive at least 75% of the payment initially claimed by it to be due to such Member in such arbitration, and the Member from which such payment is sought shall be deemed to be the "prevailing Member" if the other Member is not so deemed to be the prevailing Member.

g. Judgment on any arbitration award may be entered by any court having jurisdiction over the parties and subject matter. Notwithstanding anything herein to the contrary, no award of the arbitrator shall preclude either Member from invoking the provisions of Section 7.6.

11. GENERAL PROVISIONS

11.1. Entire Agreement. This Agreement constitutes the entire agreement among the Members, and supersedes all agreements, representations, warranties, statements, promises and understandings, whether oral or written, with respect to the subject matter hereof. None of the Members shall be bound by nor charged with any oral or written agreements, representations, warranties, statements, promises or understandings with respect to the subject matter hereof not specifically set forth in this Agreement or the exhibits hereto.

11.2.    Notices.

     a. Communications given in connection with this Agreement shall be deemed adequately given only if in writing to the Person for whom such Communications are intended and sent by (1) personal delivery, (2) first class registered or certified mail, postage prepaid, return receipt requested, (3) facsimile, (4) nationally recognized overnight delivery service or (5) other means at least as fast and reliable as first class mail. The addresses and facsimile numbers required by this Agreement, unless changed pursuant to Section 12.2.c, are:

          (1)  To the Company or the Management Board:

               c/o Franklin Covey Coaching, L.L.C.
               2200 West Parkway Blvd. Second Floor
               Salt Lake City, Utah 84119

          (2)  To Members:

               As set forth on Exhibit A hereto.

     b. All Communications shall be effective upon such Communication's Deemed Delivery only.

     c. By giving to the Company at least ten (10) days' written notice thereof, Persons shall have the right from time to time and at any time during the term of this Agreement to change their respective addressee, address and/or facsimile number for notices, and each shall have the right to specify as its address and/or facsimile number for notices any other address and/or facsimile number.

11.3. Validity. In the event that any provision of this Agreement shall be held to be invalid or unenforceable, the same shall not affect in any respect whatsoever the validity or enforceability of the remainder of this Agreement.

11.4. Attorneys' Fees. Should any arbitration or litigation be commenced by the Company against any Member or between the Members hereto or their representatives, or should any Member institute any proceeding in a bankruptcy or similar court which has jurisdiction over any other Member hereto or any or all of such Member's property or assets concerning any provision of this Agreement or the rights and duties of any Person or entity in relation thereto, the party or parties prevailing in such litigation shall be entitled, in addition to such other relief as may be granted, to a reasonable sum as and for its or their attorneys' fees and court costs in such litigation which shall be determined by the court in such litigation or in a separate action brought for that purpose.

11.5. Survival of Rights. Except as provided herein to the contrary, this Agreement shall be binding upon and inure to the benefit of the Members signatory hereto, and their respective permitted successors and assigns.

11.6. No Strict Construction. The language used in this Agreement will be deemed to be the language chosen by the Members hereto to express their collective mutual intent. This Agreement shall be construed as if drafted jointly by the Members hereto, and no rule of strict construction will be applied against any Person.

11.7. Governing Law; Jurisdiction. The Agreement shall be governed by and construed exclusively in accordance with laws of the State of Delaware without regard to the conflicts of law principles thereof.

11.8. No Partition. No Member shall have the right to, and each Member hereby covenants that it will not, bring any action to dissolve, terminate or liquidate the Company, except as provided in this Agreement, and no Member at any time shall have the right to petition or to take any action to subject the Company assets or any part thereof to the authority of any court of bankruptcy, insolvency, receivership or similar proceeding, unless the same is approved by a vote of Members.

11.9. Waiver. No consent or waiver, express or implied, by a Member to or of any breach or default by another Member in the performance by such other Member of its obligations hereunder shall be deemed or construed to be a consent or waiver to or of any other breach or default in the performance by such other Member of the same or any other obligations of such other Member hereunder. A failure on the part of a Member to complain of any act or failure to act on the part of another Member or a failure to declare the other Member in default, irrespective of how long such failure continues, shall not constitute a waiver by such Member of its rights hereunder unless such default is cured prior to the date upon which the non-defaulting Member declares such default. The giving of consent by a Member in any one instance shall not constitute a waiver by such Member in any other instance and shall not limit or waive the necessity to obtain such Member's consent in any future instance.

11.10. Waiver of Notice. Whenever any notice whatever is required to be given to any Person under the provisions of this Agreement or under the provisions of the Articles or under the Company Act, a waiver thereof in writing, signed by the Person or Persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. Attendance at any meeting shall constitute waiver of notice thereof unless the Person at the meeting objects to the holding of the meeting because proper notice was not given.

11.11. Remedies Not Exclusive. The rights and remedies of the Members and the Company hereunder shall not be mutually exclusive, i.e., the exercise of one or more of the provisions hereof shall not preclude the exercise of any other provisions hereof. Each of the Members confirms that damages at law will be an inadequate remedy for a breach or threatened breach of this Agreement and agrees that, in the event of a breach or threatened breach of any provision hereof, the respective rights and obligations hereunder shall be enforceable by specific performance, injunction or other equitable remedy, but nothing herein contained is intended to, nor shall it, limit or affect any rights at law or by statute or otherwise of any Member aggrieved as against another for a breach or threatened breach of any provision hereof, it being the intention of this Section to make clear the agreement of the Members that the respective rights and obligations of the Members hereunder shall be enforceable in equity as at law or otherwise.

11.12. Construction. All personal pronouns used in this Agreement, whether used in the masculine, feminine or neuter gender, shall include all other genders; and the singular shall include the plural and vice versa. Titles of Sections and Subsections are for convenience only, and neither limit nor amplify the provisions of this Agreement itself. References to Sections or Subsections shall refer to Sections or Subsections of this Agreement, unless otherwise indicated. The use herein of the word "including," when following any general statement, term or matter, shall not be construed to limit such statement, term or matter to the specific items or matters set forth immediately following such word or to similar items or matters, whether or not non-limiting language (such as "without limitation," or "but not limited to," or words of similar import) is used with reference thereto, but rather shall be deemed to refer to all other items or matters that could reasonably fall within the broadest possible scope of such general statement, term or matter. For the purposes of this Agreement, "and/or" means one or the other or both, or anyone or more or all, of the things or Persons in connection with which the conjunction is used.

11.13. Incorporation by Reference. Any exhibits referred to herein are those attached to this Agreement and shall be deemed to be incorporated as a part of this Agreement.

11.14.   Counterparts.   This  Agreement  may  be  executed  in  any  number  of
counterparts, each of which shall be deemed to be an original and all of which shall constitute one and the same agreement.

11.15. Further Assurances. Each party hereto agrees to do all acts and things, and to make, execute and deliver such written instruments, as shall from time to time be reasonably required to carry out the terms and provisions of this Agreement.

11.16. No Broker's Fees. No broker's fees or other such fees or commissions shall be payable by the Company with respect to this Agreement or any of the transactions pursuant to which the Members make their initial capital contributions to the Company, and each Member agrees to and shall indemnify and hold harmless the Company against and from any such obligations to which the Member has committed itself or the Company.

11.17. No Third Party Rights. This Agreement shall not (directly, indirectly, contingently or otherwise) confer or be construed as conferring any rights or benefits on any Person that is not a named Member, the holder directly or indirectly of Membership Interests or a permitted Transferee of a Member hereunder.



     IN WITNESS WHEREOF, this Agreement is executed as of the date first stated above.


AMS DIRECT, INC.                       FRANKLIN COVEY CO.




By:   /s/ MARK S. HOLECEK              By:   /s/ VAL JOHN CHRISTENSEN
   ----------------------------------     -------------------------------------
       Mark S. Holecek, President         Val John Christensen,  Executive
                                          Vice President/General Counsel

     The following Persons hereby join in and agree to be bound (to the same extent as the Affiliate of such Person who is a Member) by Sections 3.1 and 3.2 of this Agreement:

FRANKLIN COVEY CLIENT SALES, INC.

By:
    -------------------------------------------------
Title:
       ----------------------------------------------


AMERICAN MARKETING SYSTEMS, INC.

By:
    -------------------------------------------------
Title
      -----------------------------------------------

                                    EXHIBIT A

                                     MEMBERS


THIS SCHEDULE MAY BE AMENDED FROM TIME TO TIME WITH THE REQUIRED CONSENT OF THE MEMBERS, IF ANY, TO REFLECT THE ADDITION OF NEW MEMBERS, THE ISSUANCE OF NEW MEMBERSHIP INTERESTS, THE SALE OR EXCHANGE OF MEMBERSHIP INTERESTS, OR OTHER SHIFTS OF MEMBERSHIP INTERESTS PROVIDED ALL SUCH CHANGES ARE PURSUANT TO THE AGREEMENT OR A CHANGE OF ADDRESS OR FACSIMILE NUMBER OF A PERSON FOR WHICH NOTICE WAS GIVEN TO THE COMPANY PURSUANT TO THIS AGREEMENT.

                                    Facsimile            Initial                        Units           Percentage
Name and Address                    Number               Capital Contribution                           Interest
----------------                    --------------       --------------------           -------         ---------
AMS Direct                          (630) 382-3282       Those certain customer lists   50              50%
7020 High Grove Boulevard                                and related exclusive
Burr Ridge, Illinois  60521                              marketing rights as provided
                                                         in that certain Amended
                                                         and Restated  Marketing
                                                         Agreement  between  AMS
                                                         and  the   Company   as
                                                         provided     in    that
                                                         certain    Contribution
                                                         Agreement       between
                                                         Franklin  Covey and the
                                                         Company
Franklin Covey Co.                  (801) 817-8723       That certain training          50              50%
2200 West Parkway Boulevard                              program and coaching
Salt Lake City, Utah  84119                              services business and all
(801) 975-1776                                           related assets and
                                                         liabilities         (as
                                                         reflected     in    the
                                                         financial statements of
                                                         Franklin        Covey's
                                                         personal       coaching
                                                         division  for the  year
                                                         ending   8/31/00),   as
                                                         provided     in    that
                                                         certain    Contribution
                                                         Agreement       between
                                                         Franklin  Covey and the
                                                         Company
                                                                                        Total 100       100%
                                                                                              ===       ====


                                    EXHIBIT B

                                    OFFICERS

Chairman and Chief Executive Officer        -
                                                     -----------------------------------


President         ..................        -
                                                     -----------------------------------


Chief Operating Officer.............        -
                                                     -----------------------------------


Vice Presidents   ..................        -
                                                     -----------------------------------

                  ..................


Secretary         ..................        -
                                                     -----------------------------------


Treasurer         ..................        -
                                                     -----------------------------------


Assistant Secretary.................        -
                                                     -----------------------------------


                                    EXHIBIT C

                                     BYLAWS

This Exhibit C sets forth the Bylaws of Franklin Covey Coaching, L.L.C. (the "Company") and shall constitute additional provisions under that certain Limited Liability Company Agreement of the Company to which it is attached (the "Agreement"). Capitalized terms used but not defined herein shall have the meanings ascribed thereto in the Agreement.

                                    ARTICLE I

1. MEETINGS OF MEMBERS

1.1 Meetings of Members. Meetings of the Members may be held at such place, either within or without the State of Utah, as provided in resolutions of the Management Board. In the absence of any such resolution, all meetings shall be held at the registered office of the Company in the State of Utah.

1.2 Annual Meeting. An annual meeting of the Members shall be held on or before October 31st of each year beginning with the year 2000 for the purpose of electing any new Managers and for the transaction of such other business as may come before the meeting. Until such time as all Members agree otherwise, and notwithstanding any other provision to the contrary, the Management Board shall be comprised of those persons and appointees as set forth in Section 5.2(b) of the Agreement. If the election of the Managers shall not be held on or before the day designated herein for any annual meeting, or at any adjournment thereof, the Management Board shall cause the election to be held at a special meeting of the Members called as soon thereafter as may be convenient.

1.3 Notice. Written notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) nor more than sixty (60) days before the date of the meeting, or in the case of a merger, consolidation, Unit exchange, dissolution or sale, lease or exchange of all or substantial all of the Company's assets, not less than twenty (20) nor more than sixty (60) days before the date of the meeting, by or at the direction of the Management Board to each Member of record entitled to vote at such meeting.

1.4 Fixing of Record Date. For the purpose of determining Members entitled to notice of or to vote at any meeting of Members, or Members entitled to receive payment of any distribution, or in order to make a determination of Members for any other proper purpose, the Management Board may fix in advance a date as the record date for any such determination of Members, such date in any case to be not more than sixty (60) days immediately preceding the date of the meeting or payment, and, for a meeting of Members, not less than ten (10) days, or, in the case of a merger, consolidation, Unit exchange, dissolution or sale, lease or exchange of all or substantially all of the Company's assets, not less than twenty (20) days immediately preceding such meeting. If no record date is fixed for the determination of Members entitled to notice of or to vote at a meeting of Members, or Members entitled to receive payment of a distribution, the date on which notice of the meeting is mailed or the date on which the resolution of the Management Board declaring such distribution is adopted, as the case may be, shall be the record date for such determination of Members. When a determination of Members entitled to vote at any meeting of Members has been made as provided in this Section 1.4, such determination shall apply to any adjournment thereof.

1.5 Voting Lists. The Officer or agent having charge of the transfer books and records for Units of the Company shall make, within twenty (20) days after the record date for a meeting of Members or ten (10) days before such meeting, whichever is earlier, a complete list of the Members entitled to vote at such meeting, arranged in alphabetical order, with the address of and the number of Units held by each, which list, for a period of ten (10) days prior to such meeting, shall be kept on file at the Company's Office and shall be subject to inspection by any Member, and to copying at the Member's expense, at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any Member during the whole time of the meeting. The original transfer book, or a duplicate thereof kept in the State, shall be prima facie evidence as to who are the Members entitled to examine such list or transfer book, or to vote at any meeting of Members. Failure to comply with the requirements of this Section 1.5 shall not affect the validity of any action taken at such meeting.

1.6 Act of Members. The act of the Members holding a majority of the Percentage Interests held by Members entitled to vote on the issue present at a meeting at which a quorum is present shall be the act of the Members, except where otherwise provided by law or by the Articles or by the Agreement. A "quorum" for such purposes shall be the presence, in person, by communication equipment, or by proxy, of Members holding a majority of the Percentage Interests in the Company which have been issued at the time of the meeting.

1.7 Participation by Communication Equipment. Members may participate in and act at any meeting of the Members through the use of a conference telephone or other communication equipment by means of which all Persons participating in the meeting can hear and communicate with each other. Participation in such meeting by communication equipment shall constitute attendance and the presence in person at the meeting of the Person or Persons so participating.

1.8 Proxies. A Member may appoint a proxy to vote or otherwise act for it by signing an appointment form and delivering it to the Person so appointed. No proxy shall be valid after the expiration of eleven (11) months from the date thereof unless otherwise provided in the proxy. Every proxy continues in full force and effect until revoked by the Member executing it prior to the vote pursuant thereto, except as otherwise provided in this Section 1.8. Such revocation may be effected by a writing delivered to the Company stating that the proxy is revoked or by a subsequent proxy executed by, or by attendance at the meeting and voting in person by, the Member executing the proxy. The dates contained on the forms of proxy presumptively determine the order of execution, regardless of any postmark dates on envelopes in which they are mailed. An appointment of a proxy is revocable by the Member unless the appointment form conspicuously states that it is irrevocable and the appointment is coupled with an interest. Unless the appointment of a proxy contains an express limitation on the proxy's authority, the Company may accept the proxy's vote or other action as that of the Member making the appointment.

1.9 Action by Consent. Any action required to be taken at a meeting of the Members or any other action which may be taken at a meeting of the Members may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by (a) all of the Members entitled to vote with respect to the subject matter thereof, or (b) the Members having not less than the number of votes that would be necessary to authorize or take such action at a meeting at which all Members entitled to vote thereon were present and voting. Such consents may be given in writing on and/or by facsimiles, copies or other reproduction or counterpart of the resolution stating the action to which consent is given.

1.10 Voting. Each Member shall have a number of votes equal to such Member's Percentage Interest.



                                   ARTICLE II

                              MEETINGS OF MANAGERS

2.1 Election and Term of Office. The Managers shall be elected by the Members by written action taken and/or meetings held for such purpose, in each case subject to Section 5.2 of the Agreement. A Manager shall hold office until his or her successor shall have been duly elected and shall have qualified, until his or her death or until he or she shall resign or shall have been removed in the manner hereinafter provided. Election or appointment of a Manager shall not of itself create contract rights.

2.2 Removal. Any Manager may be removed at any time, with or without cause, but only by the class of Members that originally appointed such Manager.

2.3 Vacancies. A vacancy in any Manager position because of death, resignation, removal, disqualification, or otherwise, may only be filled by the class of Members that originally appointed such Manager.

2.4 Meetings of Managers. Meetings of the Management Board may be held at such place, either within or without the State. Unless otherwise provided in a meeting notice, all meetings shall be held at the registered office of the Company in the State.

2.5 Annual Meeting. An annual meeting of the Management Board shall be held immediately following the annual meeting of the Members.

2.6 Notice. Written notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) nor more than sixty (60) days before the date of the meeting, or in the case of a merger, consolidation, Unit exchange, dissolution or sale, lease or exchange of all or substantial all of the Company's assets, not less than twenty (20) nor more than sixty (60) days before the date of the meeting, to each Member of record entitled to vote at such meeting.

2.7 Act of Managers. The act of the majority of the Managers entitled to vote on the issue present at a meeting at which a quorum is present shall be the act of the Management Board, except where otherwise provided by law or by the Articles or by the Agreement. A "quorum" for such purposes shall be the presence, in person, by communication equipment, or by proxy, of a majority of the Managers. When the phrases "approved by the Management Board", "approval of the Management Board" or "with the consent of the Management Board" are used in the Agreement, such phrases shall mean approval at a Management Board meeting in which the Managers may attend in person or telephonically or in writing by a majority of the Managers. In the event of any need for approval or other action by the Management Board in the absence of a meeting, Managers shall use their best efforts to respond within a reasonable period of time under the circumstances for which the approval is being sought. Decisions other than Major Decisions may also, but need not, be submitted to the Management Board by any Manager.

2.8 Participation by Communication Equipment. Managers may participate in and act at any meeting of the Management Board through the use of a conference telephone or other communication equipment by means of which all Persons participating in the meeting can hear and communicate with each other.
Participation in such meeting by communication equipment shall constitute attendance and the presence in person at the meeting of the Person or Persons so participating.

2.9 Action by Consent. Any action required to be taken at a meeting of the Management Board or any other action which may be taken at a meeting of the Managers may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by (a) all of the Managers entitled to vote with respect to the subject matter thereof, or (b) the Managers having not less than the number of votes that would be necessary to authorize or take such action at a meeting at which all Managers entitled to vote thereon were present and voting. Such consents may be given in writing on and/or by facsimiles, copies or other reproduction or counterpart of the resolution stating the action to which consent is given.

2.10 Committees of Managers. The Management Board may, by resolution passed by a majority of Managers, designate one or more committees, each committee to consist of one or more of the Managers, which, to the extent provided in the resolution and not otherwise restricted by statute or the Agreement, shall have and may exercise all the powers and authority of the Management Board in the management of the business and affairs of the Company. Each committee shall keep regular minutes of its meetings and report the same to the Board of Directors when required. No committee of the Management Board shall be authorized to approve a Major Decision unless expressly so authorized by the Management Board in writing.

2.11 Compensation. No Manager shall receive compensation from the Company.



                                   ARTICLE III

                                    OFFICERS

3.1 Appointment of Officers. The Management Board may select such Officers as its deems necessary or desirable for the effective management of the Company and the pursuit of the Company's business.

3.2 Number. The Officers of the Company may be a Chairman and Chief Executive Officer, President, Chief Operating Officer, one or more Vice-Presidents (the number thereof to be determined by the Management Board), a Secretary, and a Treasurer, and such Assistant Secretaries, Assistant Treasurers or other Officers as may be elected or appointed by the Management Board. Any two or more offices may be held by the same Person. All Officers and agents of the Company shall have such express authority and perform such duties in the management of the property and affairs of the Company as may be provided herein, or as may be determined by resolution of the Management Board not inconsistent with this Agreement, and such implied authority as is recognized by the common law from time to time.

3.3 Election and Term of Office. The Officers of the Company shall be elected by the Management Board by written action taken and/or meetings held for such purpose; provided, however, that the Chairman of the Management Board shall be elected for two year terms. An Officer shall hold office until his or her successor shall have been duly elected and shall have qualified, until his or her death or until he or she shall resign or shall have been removed in the manner hereinafter provided. Election or appointment of an Officer or agent shall not of itself create contract rights.

3.4 Removal. Any Officer or agent elected or appointed by the Management Board may be removed by the Management Board whenever in its judgment the best interests of the Company would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the Person so removed. Removal of the President may be accomplished with the affirmative vote of a majority of the Managers.

3.5 Vacancies. A vacancy in any office because of death, resignation, removal, disqualification, or otherwise, or because of the creation of an office, may be filled by the Management Board for the unexpired portion of the term; provided, however, that a vacancy in the office of Chairman may only be filled by the Members that appointed such Chairman.

3.6 The Chairman of the Board and Chief Executive Officer. The Chairman of the Board shall preside at all meetings of the Management Board and shall see that orders and resolutions of the Management Board are carried into effect. The Chairman and Chief Executive Officer shall be the principal executive officer of the Company and shall in general supervise and control all of the business and affairs of the Company subject to the direction of the Management Board and shall perform such other duties as may be assigned by the Management Board. The Chairman of the Board shall also be the Chief Executive Officer and have a two-year term. He or she may sign, with the Secretary or any other Officer of the Company thereunto authorized by the Management Board, contracts or other instruments which the Management Board has authorized to be executed on behalf of the Company, except in cases where the signing and execution thereof shall be expressly delegated by the Management Board or by this Agreement to some other Officer or agent of the Company or to the Chairman and Chief Executive Officer alone, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of Chairman and Chief Executive Officer and such other duties as may be prescribed by the Management Board from time to time.

3.7 The President. The President shall be an executive Officer of the Company and, subject to the direction of the Chairman and Chief Executive Officer and the control of the Management Board, shall in general supervise and control all of the business and affairs of the Company. He or she may sign, with the Secretary or any other Officer of the Company thereunto authorized by the Management Board, contracts or other instruments which the Management Board has authorized to be executed on behalf of the Company, except in cases where the signing and execution thereof shall be expressly delegated by the Management Board or by this Agreement to some other Officer or agent of the Company or to the President alone, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of President and such other duties as may be prescribed by the Management Board from time to time.

3.8 The Chief Operating Officer. The Management Board shall designate whether the President or some other party shall be the Chief Operating Officer of the Company. If the President has not been designated as Chief Operating Officer, the Chief Operating Officer shall have such duties and responsibilities, under the general supervision of the President, as the President or Management Board may from time to time prescribe.

3.9 The Vice-Presidents. In the absence of the President or in the event of his or her inability or refusal to act, the Vice-President (or in the event there be more than one Vice-President, the Vice-Presidents in the order designated, or in the absence of any designation, then in the order of their election) shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. Any Vice-President may perform such other duties as from time to time may be assigned to him or her by the President or by the Management Board.

3.10 The Secretary. The Secretary shall: (a) keep, or supervise and be responsible for the keeping of, the minutes and records of all meetings and official actions of the Members and of the Management Board, and any committees of the Management Board in one or more books provided for that purpose; (b) see that all notices of such meetings are duly given or waivers of notice obtained in accordance with the provisions of this Agreement or as required by law; (c) be custodian of the Company records; (d) keep a register of the post office address of each Member which shall be furnished to the Secretary by such Member;
(e) have the authority to certify the Agreement, resolutions of the Management Board and committees thereof, and other documents of the Company as true and correct copies thereof; and (f) in general perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to him or her by the President or by the Management Board.

3.11 The Treasurer. If required by the Management Board, the Treasurer shall give a bond for the faithful discharge of his or her duties in sum and with such surety or sureties as the Management Board shall determine. He or she shall: (a) have charge and custody of and be responsible for all funds and securities of the Company; (b) receive and give receipts for moneys due and payable to the Company from any source whatsoever, and deposit all such moneys in the name of the Company in such banks, trust companies or other depositaries as shall be selected by the Management Board; and (c) in general perform all the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him or her by the President or by the Management Board.

3.12 Assistant Secretaries and Assistant Treasurers. The Assistant Secretaries as thereunto authorized by the Management Board may sign with the President or a Vice-President certificates for Units of the Company, the issuance of which shall have been authorized by a resolution of the Management Board. The Assistant Treasurers shall respectively, if required by the Management Board, give bonds for the faithful discharge of their duties in such sums and with such sureties as the Management Board shall determine. The Assistant Secretaries and

Assistant Treasurers, in general, shall perform such duties and exercise such authority as shall be assigned or granted to them by the Secretary or the Treasurer, respectively, or by the President or the Management Board.

3.13 Compensation. Except as otherwise provided in any written employment agreement duly executed on behalf of the Company and except as otherwise set forth below, the compensation (including salaries and benefits) of the Officers shall be fixed from time to time by resolution of the Management Board and no Officer shall be prevented from receiving such compensation by reason of the fact that he or she is also a Manager of the Company.

                                   ARTICLE IV

                                 INDEMNIFICATION

4.1 Indemnification of the Managers and Officers.


     a. The Company shall indemnify, to the extent allowable by law, any Manager or Officer and may indemnify any other person who was or is a party, or is threatened to be made a party, to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the Company), by reason of the fact that the Manager, Officer or other person is or was a Manager, Officer, employee, or agent of the Company, or is or was serving at the request of the Company as a director, manager, officer, trustee, employee, or agent of another limited liability company, corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by the Manager, Officer or other person in connection with the action, suit, or proceeding, if the person acted in good faith and in a manner the Manager, Officer or other person reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe the Manager, Officer or other person's conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the Manager, Officer or other person did not act in good faith and in a manner that the Manager, Officer or other person reasonably believed to be in or not opposed to the best interests of the Company or, with respect to any criminal action or proceeding, that the Manager, Officer or other person had reasonable cause to believe that the Manager, Officer or other person's conduct was unlawful.

     b. The Company may indemnify any person who was or is a party, or is threatened to be made a party, to any threatened, pending, or completed action or suit, by or in the right of the Company to procure a judgment in its favor by reason of the fact that the person is or was a Manager, Officer, employee, or agent of the Company, or is or was serving at the request of the Company as a director, manager, officer, trustee, employee, or agent of another limited liability company, corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred by the person in connection with the defense or settlement of the action or suit, if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the Company, provided that no indemnification shall be made in respect of any claim, issue, or matter as to which the person shall have been adjudged to be liable for negligence or misconduct in the performance of the person's duty to the Company, unless, and only to the extent that, the court in which the action or suit was brought shall determine upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for those expenses as the court shall deem proper.

     c. To the extent that a Person has been successful, on the merits or otherwise, in the defense of any action, suit, or proceeding referred to in Subsection 4.1(a) or 4.1(b), or in defense of any claim, issue, or matter therein, the person shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by the Person in connection therewith.

     d. Any indemnification under Subsection 4.1(a) or 4.1(b) (unless ordered by a court) shall be made by the Company only as authorized in the specific case, upon a determination that indemnification of the Person is proper in the circumstances because the Person has met the applicable standard of conduct set forth in Subsection 4.1(a) or 4.1(b). The determination shall be made (a) by Managers by a majority vote of a quorum consisting of Managers who were not parties to the action, suit, or proceeding, or (b) if a quorum is not obtainable, or even if obtainable, if a quorum of disinterested Managers so directs, by independent legal counsel in a written opinion or (c) by the Members.

     e. Expenses incurred in defending a civil or criminal action, suit, or proceeding may be paid by the Company in advance of the final disposition of the action, suit, or proceeding, as authorized by the Managers or Members in the specific case, upon receipt of an undertaking by or on behalf of the Person to repay that amount, unless it shall ultimately be determined that the Person is entitled to be indemnified by the Company as authorized in this Section.

     f. The indemnification provided by this Section shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under the Articles, or any agreement, vote of Members or disinterested Managers, or otherwise, both as to action in the Person's official capacity and as to action in another capacity while holding office, and shall continue as to a Person who has ceased to serve in such capacity, and shall inure to the benefit of the heirs, executors, and administrators of the Person.

     g. The Company may purchase and maintain insurance on behalf of any Person who is or was a Manager, Officer, employee, or agent of the Company, or who is or was serving at the request of the Company as a director, manager, officer, trustee, employee, or agent of another limited liability company, corporation, partnership, joint venture, trust, or other enterprise, against any liability asserted against the Person and incurred by the person in any capacity, or arising out of the Person's status as such, whether or not the Company would have the power to indemnify the Person against the liability under the provisions of this Section.

     h. If the Company has paid indemnity or has advanced expenses to a Person, the Company shall report the indemnification or advance in writing to the Members with or before the notice of the next Members' meeting.

     i. For purposes of this Section 4.1, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; and references to "serving at the request of the Company" shall include any service as a Manager, Officer, employee, or agent of the Company that imposes duties on, or involves services by the Manager, Officer, employee, or agent with respect to, an employee benefit plan, its participants, or beneficiaries. A Person who acted in good faith and in a manner the Person reasonably believed to be in the best interests of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interest of the Company" as referred to in this Section.

     j. Neither the Managers nor the Officers shall be liable to the Members because any taxing authorities disallow or adjust income, deduction or credits in the Company tax returns. Furthermore, neither the Managers nor the Officers shall have any liability for the repayment of the capital contributions of the Members.

     k. The foregoing indemnification is limited to the assets of the Company, and nothing contained herein is intended to create personal liability for any Member.

l. The foregoing indemnification is intended to provide the maximum allowable indemnification to Managers and Officers allowable under the Company Act and this Section 4.1 shall be interpreted in accordance with such intent.




                                    EXHIBIT D

                             Franklin Covey Programs


Current Programs

o        Zig Ziglar Corporation
o        Zig Ziglar Network
o        Denis Waitley Inc. / International Learning Technologies Inc.
o        Home Mortgage Network
o        Tom Hopkins International
o        Brian Tracy
o        Inc. Magazine, Inc. Consulting
o        National Association of Realtors
o        Personal Selling Power

Pending Contracts

o        Money / Time Inc. Brand Licensing
o        Norman Vincent Peale Foundation / Guideposts
o        Great Life Network
o        teachmetotrade.com

EXHIBIT 10.14


                       FACILITY AND GUARANTY AGREEMENT


                                      AMONG


                               FRANKLIN COVEY CO.


                                  BANK ONE, NA,


                                    as Agent


                                       and


                   THE FINANCIAL INSTITUTIONS SIGNATORY HERETO


                                   DATED AS OF


                                 MARCH    , 2000

                                TABLE OF CONTENTS
<
                                                                            Page
                                                                            ----

ARTICLE I           DEFINITIONS..............................................119
         1.01       Definitions..............................................119

ARTICLE II          AMOUNTS AND TERMS OF THE LOANS...........................128
         2.01       The Loans................................................128
         2.02       Notes....................................................129
         2.03       Disbursement of Funds....................................130
         2.04       Distribution of Payments.................................130
         2.05       Funding Indemnity........................................130
         2.06       Changes in Capital Adequacy Regulations..................132

ARTICLE III         CONDITIONS PRECEDENT.....................................133
         3.01       Conditions to Obligations to Make Initial Loans..........133
         3.02       Conditions to All Loans..................................134
         3.03       Additional Conditions to Incremental Loans...............134

ARTICLE IV          REPRESENTATIONS AND WARRANTIES OF THE COMPANY............135
         4.01       Representations and Warranties of the Company............135

ARTICLE V           COVENANTS OF THE COMPANY.................................139
         5.01       Covenants................................................139

ARTICLE VI          PROGRAM EVENTS OF DEFAULT; ACCELERATION..................145
         6.01       Program Events of Default................................145
         6.02       Acceleration.............................................146

ARTICLE VII         GUARANTY.................................................147
         7.01       Guaranty of Payment......................................147
         7.02       Acceptance of Guaranty; No Setoffs.......................147
         7.03       Nature of Guaranty; Continuing, Absolute and
                    Unconditional............................................147
         7.04       Dealings With Borrowers..................................149
         7.05       Subrogation..............................................149
         7.06       Rights To Payments, Etc..................................149
         7.07       Taxes....................................................149
         7.08       Sale and Release of Pledged Shares.......................150
         7.09       Miscellaneous............................................152

ARTICLE VIII        THE AGENT................................................153
         8.01       Appointment; Nature of Relationship......................153
         8.02       Powers...................................................153
         8.03       General Immunity.........................................153
         8.04       No Responsibility for Loans, Recitals, etc...............153
         8.05       Action on Instructions of Lenders........................154
         8.06       Employment of Agents and Counsel.........................154
         8.07       Reliance on Documents; Counsel...........................154
         8.08       Agent's Reimbursement and Indemnification................154
         8.09       Notice of Default........................................154
         8.10       Rights as a Lender.......................................155
         8.11       Lender Credit Decision...................................155
         8.12       Successor Agent..........................................155
         8.13       Notes....................................................155
         8.14       Agent's Fee..............................................156
         8.15       Delegation to Affiliates.................................156

ARTICLE IX          RATABLE PAYMENTS.........................................156
         9.01       Ratable Payments.........................................156

ARTICLE X           BENEFIT OF AGREEMENT; ASSIGNMENTS;
                    PARTICIPATIONS...........................................156
         10.01      Successors and Assigns...................................156
         10.02      Participations...........................................156
         10.03      Assignments..............................................157
         10.04      Dissemination of Information.............................158
         10.05      Tax Treatment............................................158

ARTICLE XI          NOTICES..................................................158
         11.01      Giving Notice............................................158
         11.02      Change of Address........................................158

ARTICLE XII         MISCELLANEOUS............................................158
         12.01      Amendments...............................................158
         12.02      Preservation of Rights...................................159
         12.03      Survival of Representations..............................159
         12.04      Governmental Regulation..................................159
         12.05      Headings.................................................159
         12.06      Entire Agreement.........................................159
         12.07      Several Obligations; Benefits of this Agreement..........160
         12.08      Expenses; Indemnification................................160
         12.09      Numbers of Documents.....................................161
         12.10      Severability of Provisions...............................161
         12.11      Nonliability of Lenders..................................161
         12.12      CHOICE OF LAW............................................162
         12.13      CONSENT TO JURISDICTION..................................162
         12.14      WAIVER OF JURY TRIAL.....................................162
         12.15      Disclosure...............................................162
         12.16      Withholding Tax Exemption................................162
         12.17      Execution in Counterparts................................163

                                    EXHIBITS
                                    --------
Exhibit A                Promissory Note
Exhibit B                Letter of Direction
Exhibit C-1              Notice of Borrowing
Exhibit C-2              Notice of Borrowing (Conversion Date)
Exhibit D                Compliance Certificate


                                    SCHEDULES
                                    ---------
Schedule I               Commitments
Schedule 1.01            Quarterly Dates
Schedule 2.05(A)         Fixed Reference Rates
Schedule 2.05(B)         Zero Coupon Methodology
Schedule 4.01(h)         Subsidiaries and Investments
Schedule 5.01(j)         Indebtedness and Contingent Obligations
Schedule 5.01(n)         Liens

                         FACILITY AND GUARANTY AGREEMENT

     THIS FACILITY AND GUARANTY AGREEMENT, dated as of March , 2000, is by and among FRANKLIN COVEY CO., a Utah corporation (the "Company"), the financial institutions named herein (the "Lenders") and BANK ONE, NA, a national banking association with its principal office in Chicago, Illinois, individually and as Agent for the Lenders hereunder.


                                R E C I T A L S:

     A. The Company has requested the Lenders to make advances to certain managers, executives, board members, and other key employees of the Company and its Subsidiaries "Eligible Persons" in the aggregate principal amount of up to $15,000,000, the proceeds of which will be used by the Eligible Persons to purchase Common Stock pursuant to the Stock Purchase Program. The Company has also requested the Lenders to make Incremental Loans to Eligible Persons.

     B. By virtue of the Eligible Persons' services to the Company and its Subsidiaries, the Company has derived and will continue to derive substantial benefits. The Company believes that the ownership of Common Stock by the Eligible Persons which will be facilitated by the Loans will provide incentive to the Eligible Persons in performing their jobs so as to more closely align the interests of the Eligible Persons with those of the stockholders of the Company and thus confer significant benefits upon the Company.

     C. It is a condition precedent to the obligation of the Lenders to make advances to the Eligible Persons that the Company shall have executed and delivered this Agreement, thereby guaranteeing the Loans.

     D. The Company desires to execute this Agreement to satisfy the condition described in the preceding paragraph and to induce the Lenders to make the Loans contemplated hereby, and the Lenders desire to make the Loans to the Eligible Persons only on the terms and subject to the conditions set forth herein and in the other Loan Documents.

     NOW, THEREFORE, in consideration of the mutual covenants and undertakings herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

                                    ARTICLE I

                                   DEFINITIONS

1.01 DEFINITIONS. As used in this Agreement, the following terms shall have the following meanings:


     "Acquisition" means any transaction, or any series of related transactions, consummated on or after the date of this Agreement, by which the Company or any of its Subsidiaries (i) acquires any going business or all or substantially all of the assets of any firm, corporation or limited liability company, or division thereof, whether through purchase of assets, merger or otherwise or (ii) directly or indirectly acquires (in one transaction or as the most recent transaction in a series of transactions) at least a majority (in number of votes) of the securities of a corporation which have ordinary voting power for the election of directors (other than securities having such power only by reason of the happening of a contingency) or a majority (by percentage or voting power) of the outstanding ownership interests of a partnership or limited liability company.

     "Advance" means, with respect to any Lender, such Lender's Pro-rata portion of any Loan.

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

     "Agent" means Bank One in its capacity as agent for the Lenders pursuant to
Article VIII hereof, and not in its individual capacity as a Lender, and any successor Agent appointed pursuant to Article VIII hereof.

     "Aggregate Commitment" means the aggregate of the Commitments of all the Lenders.

     "Agreement" means this Facility and Guaranty Agreement as from time to time amended, supplemented, restated or otherwise modified and in effect.

     "Agreement Accounting Principles" means generally accepted accounting principles as in effect from time to time, applied in a manner consistent with that used in preparing the financial statements referred to in Section 4.01(d).

     "Authorized   Officer"  means  any  of  the  following  Persons:  Val  John
Christensen or J. Scott Nielsen, acting singly.

     "Bank One" means Bank One, NA, a national banking association formerly known as The First National Bank of Chicago and having its principal place of business in Chicago, Illinois, in its individual capacity, and its successors.

     "Borrower Amount" means, with respect to a Borrower, the maximum aggregate principal amount of Loans (other than Incremental Loans) which may be made to such Borrower, as specified by the Company pursuant to the second sentence of Section 2.01(a), as from time to time reduced pursuant to the third sentence of such Section.

     "Borrower Collateral Percentage" shall mean, as to any Borrower, a fraction, the numerator of which is equal to the principal amount of the Loan made to such Borrower then outstanding and the denominator of which is equal to the aggregate principal amount of the Loans to all Borrowers then outstanding.

     "Borrower Event of Repayment" has the meaning set forth in Section 5 of the Note.

     "Borrowers" has the meaning set forth in Section 2.01(a).

     "Business Day" means a day (other than a Saturday or Sunday) on which banks generally are open in Chicago, Illinois for the conduct of substantially all of their commercial lending activities and on which dealings in United States Dollars are carried on in the London interbank market.

     "Capital Expenditures" means, without duplication, any expenditures for any purchase or other acquisition of any asset which would be classified as a fixed or capital asset on a consolidated balance sheet of the Company and its Subsidiaries prepared in accordance with Agreement Accounting Principles excluding (i) the cost of assets acquired with Capitalized Lease Obligations, and (ii) expenditures of insurance proceeds to rebuild or replace any asset after a casualty loss.

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

     "Change in Control" means the acquisition by any Person, or two or more Persons acting in concert, of beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934) of 20% or more of the outstanding shares of voting stock of the Company.

     "Closing Date" means March 30, 2000.

     "Code" means the Internal Revenue Code of 1986, as amended, reformed or otherwise modified from time to time.

     "Collateral" has the meaning set forth in the Pledge Agreements.

     "Collateral Ratio" shall mean, as to any Borrower, the ratio of (a) the sum of the Loan Value of Direct Collateral of such Borrower plus the Borrower Collateral Percentage of the Loan Value of Indirect Collateral to (b) the aggregate principal amount of the Loan of such Borrower then outstanding.

     "Commitment" means, for each Lender, the commitment of such Lender to make Loans pursuant hereto not in the aggregate exceeding the amount set forth opposite such Lender's name on Schedule I hereto.

     "Common Stock" means the Company's common stock, par value $0.05 per share.

     "Company" has the meaning set forth in the introduction hereto.

     "Consolidated Capital Expenditures" means, with reference to any period, the Capital Expenditures of the Company and its Subsidiaries calculated on a consolidated basis for such period.

     "Consolidated EBITDA" means Consolidated Net Income plus, to the extent deducted from revenues in determining Consolidated Net Income, (i) Consolidated Interest Expense, (ii) expense for taxes paid or accrued, (iii) depreciation,
(iv) amortization, (v) extraordinary losses incurred other than in the ordinary course of business, and (vi) compensation expense, not to exceed 10,000,000 in the aggregate, incurred in connection with the vesting and redemption of employee stock options in the fiscal quarter ending May 27, 2000, minus, to the extent included in Consolidated Net Income, extraordinary gains realized other than in the ordinary course of business, all calculated for the Company and its Subsidiaries on a consolidated basis and adjusted, on a one time basis, for a charge actually taken on August 31, 1999 in an amount not to exceed $27,000,000.00.

     "Consolidated Funded Indebtedness" means at any time the aggregate dollar amount of Consolidated Indebtedness which has actually been funded and is outstanding at such time, whether or not such amount is due or payable at such time.

     "Consolidated Indebtedness" means at any time the Indebtedness of the Company and its Subsidiaries calculated on a consolidated basis as of such time.

     "Consolidated  Interest Expense" means,  with reference to any period,  the
interest  expense  of  the  Company  and  its   Subsidiaries   calculated  on  a
consolidated basis for such period.

     "Consolidated  Net Income"  means,  with  reference to any period,  the net
income  (or  loss)  of  the  Company  and  its  Subsidiaries   calculated  on  a
consolidated basis for such period.

     "Consolidated Net Worth" means at any time the consolidated stockholders' equity of the Company and its Subsidiaries calculated on a consolidated basis as of such time.

     "Consolidated Rentals" means, with reference to any period, the Rentals of the Company and its Subsidiaries calculated on a consolidated basis for such period.

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

     "Controlled Group" means all members of a controlled group of corporations or other business entities and all trades or businesses (whether or not incorporated) under common control which, together with the Company or any of its Subsidiaries, are treated as a single employer under Section 414 of the Code.

     "Conversion Date" has the meaning set forth in Section 2.02(b).

     "Determination Date" has the meaning set forth in Section 2.02(b).

     "Direct Collateral" shall mean, with respect to any Borrower, all property, assets and/or rights on or in which a Lien is now or hereafter granted by such Borrower to the Agent (or to any agent, trustee or other party acting on behalf of the Agent) for the benefit of the Lenders, pursuant to the Pledge Agreement and any other instruments or documents provided for herein or therein or delivered hereunder or thereunder or in connection herewith or therewith.

     "Dollars" and the sign $ each means lawful currency of the United States of America.

     "Early Payment Fee" has the meaning set forth in Section 2.05(a).

     "Eligible Assignee" means any Lender or Affiliate or subsidiary of a Lender, and any other commercial bank, financial institution or "accredited investor" (as defined in Regulation D of the Securities and Exchange Commission) that is either a bank organized or licensed under the laws of the United States of America or any State thereof or that has agreed to provide the information listed in Section 12.16 to the extent that it may lawfully do so and that is reasonably acceptable to the Agent and the Company; provided, however, that neither the Company nor an Affiliate of the Company shall qualify as an Eligible Assignee.

     "Eligible Persons" means any officer, director or employee of the Company qualified to acquire Common Stock under the Stock Purchase Program.

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

     "Existing Credit Agreement" means that certain Credit Agreement dated as of October 8, 1999 among the Company, Bank One and Zions First National Bank, as co-agents, and the lenders signatory thereto, as amended or restated and in effect from time to time.

     "Final Payment Date" means the date which is five years after the Closing Date.

     "GAAP" means generally accepted accounting principles in the United States applied on a consistent basis and subject to Section 1.02 hereof.

     "Governmental Authority" means any Federal, state, local or foreign court or governmental agency, authority, instrumentality or regulatory body.

     "Guaranty" means the provisions of Article VII hereof and the rights and obligations of the Company thereunder.

     "Guaranteed Debt" has the meaning set forth in Section 7.01.

     "Incremental Loan" means, with respect to a Borrower, the Loans to such Borrower described in the second sentence of Section 2.01(a) in an amount not in excess of such Borrower's Shortfall Amount, and "Incremental Loans" means all such Loans collectively.

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

     "Indirect Collateral" shall mean any assets of the Company which, as determined by the Agent in its sole discretion exercised in good faith, shall be deemed to "indirectly secure" the Obligations pursuant to Regulation U as a result of the negative pledge agreement and/or other covenants of the Company set forth in this Agreement.

     "Interest Rate" means the rate of interest applicable to the Loans on and after the Conversion Date. Such rate shall be the fixed rate of interest agreed upon by the Company and the Lenders pursuant to the first sentence of Section 2.02(b) unless no such rate is agreed upon, in which case the Interest Rate shall be the floating rate of interest set forth in the third sentence of
Section 2.02(b).

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

     "Lenders" means the lending institutions listed on the signature pages to this Agreement and their respective successors and assigns.

     "Lending Installation" means with respect to a Lender or the Agent, any office, branch, subsidiary or affiliate of such Lender or the Agent.

     "Letter of Direction" means a letter of direction to the Agent in the form of Exhibit B hereto executed by a Borrower.

     "Lien" means any lien (statutory or other), mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, the interest of a vendor or lessor under any conditional sale, Capitalized Lease or other title retention agreement).

     "Loan" means the sum of the amounts advanced to a Borrower by the Lenders pursuant to Section 2.01 and "Loans" means all such Loans collectively.

     "Loan Documents" means this Agreement, each Note, each Pledge Agreement, each Letter of Direction, each Securities Control Agreement, each securities account agreement and any and all other documents or agreements executed in connection with this Agreement and contemplated hereby or thereby and executed by the Company or any Borrower in favor of the Agent or any Lender, as the same may be amended, supplemented, restated or otherwise modified from time to time and in effect.

     "Loan Value of Direct Collateral" shall mean, with respect to any Borrower,
(a) 50% of the current market value of the Common Stock of the Company pledged by such Borrower to the Agent, for the benefit of the Lenders, under the applicable Pledge Agreement, plus (b) without duplication, 50% of the current market value of any other Direct Collateral constituting Margin Stock pledged by such Borrower to the Agent, for the benefit of the Lenders, under any Loan Document, plus (c) without duplication, the maximum loan value of all Direct Collateral of such Borrower not constituting Margin Stock, it being understood that the maximum loan value of Direct Collateral shall be its good faith loan value (i.e., the value of such Direct Collateral as determined from time to time by the Agent (with the concurrence of the Required Lenders) exercising sound banking judgment) without regard to such Borrower's assets securing any unrelated transactions. The Agent and/or the Required Lenders shall have the right at any time in their sole discretion to recompute the Loan Value of Direct Collateral.

     "Loan Value of Indirect Collateral" shall mean, with respect to any Borrower, the sum of the maximum loan value of Indirect Collateral under Regulation U, after taking into account any other Indebtedness of the Company "indirectly secured" (as set forth in Regulation U and the interpretations thereof) by the assets of the Company, it being understood that (a) the maximum loan value of Indirect Collateral constituting Margin Stock shall be 50% of its current market value and (b) the maximum loan value of Indirect Collateral not constituting Margin Stock shall be its good faith loan value (i.e., the value of such Indirect Collateral as determined from time to time by the Agent (with the concurrence of the Required Lenders) exercising sound banking judgment), in each case without regard to the Company's assets securing any unrelated transactions. Until further notice from the Agent to the Company, the Loan Value of Indirect Collateral shall be deemed to be $558,049,000, it being understood that the Agent and/or the Required Lenders shall have the right at any time in their sole discretion to recompute the Loan Value of Indirect Collateral.

     "Maintenance Capital Expenditures" means for any fiscal period Capital Expenditures for the repair or maintenance of existing assets of the Company or a Subsidiary in the normal course of business during such fiscal period, with such amount being automatically deemed to be 4% of sales of the Company and its Subsidiaries for such fiscal period.

     "Margin Stock" has the meaning ascribed to it by Regulation U.

     "Material Adverse Effect" means a material adverse effect on (i) the business, Property, condition (financial or otherwise), results of operations, or prospects of the Company and its Subsidiaries taken as a whole, (ii) the ability of the Company to perform its obligations under the Loan Documents, or
(iii) the validity or enforceability of any of the Loan Documents or the rights or remedies of the Agent or the Lenders thereunder.

     "Maturity Date" means, with respect to a Note, the earliest to occur of (a) the Final Payment Date, (b) the occurrence of a Change of Control and (c) the acceleration of such Note pursuant to Section 5 thereof.

     "Moody's" means Moody's Investors Service, Inc.

     "Multiemployer Plan" means a Plan maintained pursuant to a collective bargaining agreement or any other arrangement to which the Company or any member of the Controlled Group is a party to which more than one employer is obligated to make contributions.

     "Note" means a master promissory note in the form of Exhibit A hereto executed by a Borrower in an original principal amount equal to such Borrower's Borrower Amount, and "Notes" means, collectively, all such promissory notes, in each case as the same may be amended, supplemented, restated or otherwise modified from time to time and in effect.

     "Notice of Assignment" has the meaning set forth in Section 10.03(b).

     "Notice of Borrowing" means a notice of borrowing in the form of Exhibit C-1 or C-2 hereto.

     "Obligations" means all unpaid principal of and accrued and unpaid interest on the Notes, all accrued and unpaid fees and Early Payment Fees and all expenses, reimbursements, indemnities and other obligations of the Company or any Borrower to the Lenders or any Lender, the Agent or any indemnified party hereunder or under any Loan Document if such expense, reimbursement, indemnity or obligation arises under or pursuant to such Loan Documents.

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

     "Operating Lease Obligations" means, as at any date of determination, the amount obtained by aggregating the present values, determined in the case of each particular Operating Lease by applying a discount rate (which discount rate shall equal the discount rate which would be applied under Agreement Accounting Principles if such Operating Lease were a Capitalized Lease) from the date on which each fixed lease payment is due under such Operating Lease to such date of determination, of all fixed lease payments due under all Operating Leases of the Company and its Subsidiaries.

     "Participants" has the meaning provided in Section 10.02(a) hereof.

    "PBGC" means the Pension Benefit Guaranty Corporation established under ERISA, and any successor thereto.

     "Person" means any individual, partnership, joint venture, firm, corporation, association, limited liability company, trust or other enterprise (whether or not incorporated) or any government or political subdivision or any agency, department or instrumentality thereof.

     "Plan" means an employee pension benefit plan which is covered by Title
IV of ERISA or subject to the minimum funding standards under Section 412 of the Code as to which the Company or any member of the Controlled Group may have any liability.

     "Pledge Agreement" means a stock pledge agreement in form reasonably satisfactory to the Agent executed by a Borrower in favor of the Agent, for the benefit of the Lenders, pursuant to which Common Stock acquired by a Borrower pursuant to the Stock Purchase Program are pledged to secure the Obligations of such Borrowers, and "Pledge Agreements" means, collectively, all such pledge agreements, in each case as the same may be amended, supplemented, restated or otherwise modified from time to time and in effect.

     "Pledged Shares" has the meaning set forth in the Pledge Agreements.

     "Property" of a Person means any and all property, whether real, personal, tangible, intangible, or mixed, of such Person, or other assets owned, leased or operated by such Person.

     "Pricing Information" has the meaning set forth in Section 2.02(b).

     "Program Event of Default" has the meaning set forth in Section 6.01.

     "Pro-rata" means when used with respect to a Lender, and any described aggregate or total amount, an amount equal to said Lender's pro-rata share or portion based on its percentage of the aggregate outstanding principal amount of outstanding Notes, or, if no such principal amount is outstanding, based on its percentage of the Aggregate Commitment.

     "Purchaser" has the meaning set forth in Section 10.03(a).

     "Quarterly Date" each of the dates set forth on Schedule 1.01 attached hereto following the Conversion Date.

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

     "Reportable Event" means a "reportable event" as defined in Section 4043 of ERISA with respect to which the notice requirements to the PBGC have not been waived.

     "Regulation T" means Regulation T of the Board of Governors of the Federal Reserve System as from time to time in effect and shall include any successor or other regulation or official interpretation of such Board of Governors relating to the extension of credit by securities brokers and dealers for the purpose of purchasing or carrying margin stocks.

     "Regulation U" means Regulation U of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor or other regulation or official interpretation of said Board of Governors relating to the extension of credit by banks or other Persons for the purpose of purchasing or carrying margin stocks.

     "Regulation X" means Regulation X of the Board of Governors of the Federal Reserve System as from time to time in effect and shall include any successor or other regulation or official interpretation of said Board of Governors relating to the extension of credit by the specified lenders for the purpose of purchasing or carrying margin stocks.

     "Reimbursement Agreement" means an agreement entered into between the Company and a Borrower in connection with his/her Loans relating to his/her obligation to reimburse the Company for amounts paid to the Lenders in respect of such Borrower pursuant to the Guaranty, as from time to time amended in the sole discretion of the Company.

     "Reimbursement Obligations" means, with respect to any Borrower, all obligations of such Borrower to the Company which now exist or may arise out of or in connection with the Guaranty or the performance by the Company of its obligations thereunder, including all such obligations under his/her Reimbursement Agreement.

     "Required Lenders" means Lenders in the aggregate having at least 66-2/3% of the then aggregate unpaid principal amount of all Loans or, if no such principal amount is then outstanding, Lenders in the aggregate holding at least 66-2/3% of the Aggregate Commitment.

     "S&P" means Standard and Poor's Ratings Services, a division of The McGraw Hill Companies, Inc.

     "Sale and Leaseback Transaction" means any sale or other transfer of Property by any Person with the intent to lease such Property as lessee.

     "Securities Control Agreement" means a securities control agreement in the form of Exhibit A to the Pledge Agreement executed by a Borrower, and "Securities Control Agreements" means, collectively, all such securities control agreements, in each case as the same may be amended, supplemented, restated or otherwise modified from time to time and in effect..

     "Senior Unsecured Notes" means the $85,000,000.00 of senior unsecured notes issued by the Company, due in 2008, bearing interest at a rate per annum of 6.64% and having principal repayments beginning in 2004, together with all amendments, modifications, extensions or replacements thereof.

     "Shortfall Amount" means, with respect to any Borrower, the amount of interest which has accrued on such Borrower's Loans up to but excluding the Conversion Date less the amount of all payments made in respect of such accrued interest on or prior to the Business Day next following the Determination Date.

     "Single Employer Plan" means a Plan maintained by the Company or any member of the Controlled Group for employees of the Company or any member of the Controlled Group.

     "Stock Purchase Program" means the Franklin Covey Co. Management Stock Purchase Loan Program adopted by the Board of Directors of the Company on January 28, 2000, entitling certain managers and executives of the Company to purchase Common Stock of the Company, as such Stock Purchase Program may be amended, supplemented, restated or otherwise modified from time to time in the sole discretion of the Company.

     "Subordinated Indebtedness" of a Person means any Indebtedness of such Person the payment of which is subordinated to payment of the Obligations to the written satisfaction of the Required Lenders.

     "Subsidiary" of a Person means (i) any corporation more than 50% of the outstanding securities having ordinary voting power of which shall at the time be owned or controlled, directly or indirectly, by such Person or by one or more of its Subsidiaries or by such Person and one or more of its Subsidiaries, or
(ii) any partnership, limited liability company, association, joint venture or similar business organization more than 50% of the ownership interests having ordinary voting power of which shall at the time be so owned or controlled. Unless otherwise expressly provided, all references herein to a "Subsidiary" shall mean a Subsidiary of the Company.

     "Substantial Portion" means, with respect to the Property of the Company and its Subsidiaries, Property which (i) represents more than 10% of the consolidated assets of the Company and its Subsidiaries as would be shown in the consolidated financial statements of the Company and its Subsidiaries as at the beginning of the twelve-month period ending with the month in which such determination is made, or (ii) is responsible for more than 10% of the consolidated net sales or of the consolidated net income of the Company and its Subsidiaries as reflected in the financial statements referred to in clause (i) above.

     "Transferee" has the meaning set forth in Section 10.04.

     "Unfunded Liabilities" means the amount (if any) by which the present value of all vested and unvested accrued benefits under all Single Employer Plans exceeds the fair market value of all such Plan assets allocable to such benefits, all determined as of the then most recent valuation date for such Plans using PBGC actuarial assumptions for single employer plan terminations.

     "Unmatured Default" means an event which but for the lapse of time or the giving of notice, or both, would constitute a Program Event of Default.

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

     The foregoing definitions shall be equally applicable to both the singular and plural forms of the defined terms. The words "herein," "hereof" and words of similar import as used in this Agreement shall refer to this Agreement as a whole and not to any particular provision in this Agreement. References to "Articles," "Sections," "subsections," "paragraphs," "Exhibits", "clauses" and "Schedules" in this Agreement shall refer to Sections, subsections, paragraphs, Exhibits, clauses and Schedules of this Agreement unless otherwise expressly provided; references to Persons include their respective permitted successors and assigns or, in the case of governmental Persons, Persons succeeding to the relevant functions of such persons.


                                   ARTICLE II

                         AMOUNTS AND TERMS OF THE LOANS

2.01 THE LOANS.

     (a) Each Lender severally (and not jointly) agrees, on the terms and conditions set forth in this Agreement, to make Loans from time to time on and after the Closing Date to and including the Conversion Date to individual Eligible Persons (such Eligible Persons who request and obtain a Loan hereunder are referred to as a "Borrower" individually and as the "Borrowers" collectively), severally and not jointly, in amounts not to exceed in the aggregate the amount of its respective Commitment. Each Lender also severally (and not jointly) agrees, on the terms and conditions set forth in this Agreement, to make a Loan to each Borrower on the Conversion Date in an amount not in excess of such Lender's Pro-rata share of the Shortfall Amount of such Borrower; provided, however, that the aggregate amount of all Loans (other than Incremental Loans) shall not exceed $16,000,000 and the aggregate amount of all Incremental Loans shall not exceed
          $500,000. Each of the Borrowers and the Borrower Amount of such Borrower shall be identified in a writing separately delivered by the Company to the Agent at least five Business Days prior to the Closing Date (or such lesser number of days as agreed to by the Agent). No amount of the Loans which are repaid or prepaid by the Borrowers may be reborrowed hereunder.

     (b) All Loans shall be made in accordance herewith and with the terms of the Notes in multiple draws prior to the Conversion Date and, with respect to Incremental Loans, a single draw on the Conversion Date. No Lender shall be obligated to make a Loan to a Borrower unless the Borrower Amount of such Borrower is equal to or greater than $50,000. The Loans to a Borrower hereunder shall consist of Loans made to such Borrower from the several Lenders on a Pro-rata basis.

2.02     NOTES.

     (a) The Loan made to each Borrower, and such Borrower's obligation to repay such Loan, shall be evidenced by a single Note issued by such Borrower to the Agent (for the benefit of all of the Lenders sharing in the Loan to such Borrower), which shall provide, among other things, that (i) such Note shall mature, and the outstanding principal amount thereof and the unpaid accrued interest thereon shall be due and payable, on the Maturity Date, (ii) such Borrower shall pay interest on the unpaid principal amount of the Loan made to such Borrower at the rates as provided in the Note from the date of the Loan until such principal amount is paid in full, payable to the Agent, for the benefit of the Lenders, in arrears on the Maturity Date, (iii) such Note shall be prepayable only to the extent provided in the Note and (iv) any such prepayments shall be subject to the payment of an Early Payment Fee and related fees as and to the extent set forth in the Note. All interest payments and prepayments in respect of any Loan shall be applied by the Agent among the Lenders on a Pro-rata basis (based on each Lender's Pro-rata share of the outstanding principal amount thereof).

     (b) Promptly after the earlier to occur of (i) the date designated as the "Determination Date" by the Company in a writing to the Agent delivered on or prior to such designated date or (ii) September 29, 2000 (such earlier date hereinafter being referred to as the "Determination Date"), the Lenders and the Company shall confer and in good faith seek to agree within three Business Days after the Determination Date upon the fixed rate of interest at which the Notes shall accrue interest on and after the Conversion Date (which rate shall be the rate reasonably determined by Bank One to be the simple interest rate which is approximately equivalent to the market yield to the Maturity Date, as agreed to by the Company and the Agent) and the rates and dates to be inserted into Schedule 2.05(A) (the "Pricing Information"). Subject to the following sentence, the date designated as the "Conversion Date" by the Agent, which date shall be no more than three Business Days after the date on which such fixed interest rate and the Pricing Information are agreed upon, is hereinafter referred to as the "Conversion Date". In the event that the Agent and the Company do not reach agreement on such fixed interest rate and the Pricing Information within three Business Days after the Determination Date, then, from and after the fourth Business Day after the Determination Date, the rate of interest applicable to the Notes shall be a floating rate of interest equal to the Alternate Base Rate (as defined in the Note) per annum and such fourth Business Day shall be the "Conversion Date". Upon the determination of the Conversion Date, the Interest Rate and the Pricing Information pursuant to this Section, the Company shall promptly give notice of same to the Borrowers.

     (c) Upon the occurrence and during the continuance of any Program Event of Default, the Agent may (and at the request of any Lender, the Agent shall) request that the Borrowers execute and deliver amended and restated Notes for each Lender in replacement of the existing master Notes.

2.03 DISBURSEMENT OF FUNDS. Pursuant to the Letters of Direction of the Borrowers, (a) the proceeds of all Loans (other than Incremental Loans) will be disbursed as directed therein to Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") for the account of the applicable Borrower and (b) the proceeds of all Incremental Loans will be disbursed directly to the Lenders for the account of the Borrowers in payment of the Shortfall Amount of the Borrowers.

2.04 DISTRIBUTION OF PAYMENTS. All payments to the Agent from or on behalf of the Borrowers or the Company, as applicable, shall (except as the Lenders may otherwise agree) be paid to the Lenders pursuant to the terms of
     Section 3 of the Notes. The Lenders acknowledge and agree that all administrative fees payable under Section 2(b) of the Notes shall be for the account of Bank One and not for the benefit of any other Lender.

2.05 FUNDING INDEMNITY.

     (a) The Early Payment Fee payable under each Note to Bank One in respect of any portion of the principal amount thereof paid during the period from the Conversion Date to (but not including) the Maturity Date, calculated with respect to the principal amount of such Note to be prepaid, or, with respect to Section 2.05(d), not borrowed on the Conversion Date, shall be an amount equal to (i) the sum of (A) an amount equal to the positive difference, if any, between the Present Value of the remaining fixed rate payments under the Reference Swap (exclusive of accruals to but excluding the Break Date) minus the Present Value of the fixed rate payments under the Redeployment Swap; provided, however, that if the value of (i)(A) is negative, such amount shall not exceed the amount of interest owed on such Note plus
          (B) if the Break Date is not a Quarterly Date, an amount equal to the positive difference, if any, between the Present Value of the Current Floating Rate payment under the Redeployment Swap minus the Present Value of the Current Floating Rate payment under the Reference Swap (exclusive of accruals to but excluding the Break Date), or (ii) if the Zero Coupon Rate cannot be determined, the amount of all Losses of Bank One MINUS, in the case of either clause (i) or clause (ii), the amount of interest on the principal amount of the Note accrued during the period from the Conversion Date to (but not including) the Maturity Date paid prior to the Final Payment Date accrued at the Interest Rate for the period from and including the Conversion Date such principal amount was outstanding (the amount calculated by reference to clause (i) or (ii) above which relates to any Note or prepayment thereof being referred to, relative to such Note or prepayment, as the "Early Payment Fee"). Notwithstanding the foregoing, no Early Payment Fee shall be payable in respect of any prepayment of any Loan prior to the Conversion Date or, if and only if a fixed rate of interest has not become applicable to the Notes pursuant to Section 2.02(b), any prepayment of any Loan on or after the Conversion Date.

     (b) For purposes of this Section 2.05, the following terms shall have the following meanings:

          "Break Date" means, with respect to any Break Event, the date on which such Break Event occurs.

          "Break Event" means any voluntary or mandatory (whether as a result of acceleration, Change of Control or otherwise) repayment of all or any portion of any Loan during the period from the Conversion Date to (but not including) the Maturity Date.

          "Current Floating Rate" means, with respect to the Reference Swap, LIBOR determined two London banking days prior to the Quarterly Date next preceding the Break Date, and with respect to the Redeployment Swap, LIBOR referred to in the definition of Redeployment Swap.

          "LIBOR" means the London interbank offered rate appearing as of 11:00 a.m. (London time) on Telerate Page 3750.

          "Loss" means, with respect to Bank One, an amount equal to the total amount required by Bank One, as determined in good faith by Bank One as of the Break Date, to compensate it for any losses, costs and expenses that it may incur as a result of the occurrence of the Break Event, including, without limitation, loss of bargain and any costs of maintaining, terminating, hedging or deploying any fixed rate or floating rate funding arrangements or commitments and/or any transactions employed to hedge differences arising between the Interest Rate of the Loans and the floating rate cost of funds, as determined with reference to market interest rates or prices available or existing at or about the time of such Break Event.

          "Present Value" means, in respect of any amount, the value of the amount on the Break Date after discounting such amount to present value from its respective due date at the Zero Coupon Rate in the case of fixed rate payments or at the Current Floating Rate of the Redeployment Swap in the case of floating rate payments.

          "Redeployment Swap" means, with respect to a Break Event, an interest rate swap entered into at a rate per annum equal to the fixed rate a swap dealer would bid to enter into as a fixed rate payor, determined by Bank One in good faith (as of 2:00 p.m., Chicago time, two days prior to the Break Date) on the basis of the quotation Bank One would provide as a fixed rate payor to another swap dealer (or if Bank One declines to provide such quotation for whatever reason, then on the basis of what a leading interest rate swap dealer selected by Bank One in good faith is willing to bid as a fixed rate payor to enter into the Redeployment Swap as quoted to Bank One on such date of determination) that (a) commences on the Break Date and terminates on the Final Payment Date, (b) has equal fixed payments and (c) has an initial floating rate payment calculated at LIBOR plus 1.75% per annum determined on the Break Date for U.S. Dollar deposits having a maturity equal to the period from such Break Date to the next succeeding Quarterly Date, or, if there exists no LIBOR rate for U.S. Dollar deposits of such maturity maturing immediately before or immediately after such maturity, whichever is higher. If the Redeployment Swap has a notional amount less than $5,000,000, then the Redeployment Swap will be deemed to have a notional amount of $5,000,000 for the sole purpose of obtaining any such quotation.

          "Reference Swap" means an interest rate swap (i) deemed to have been entered into no later than two London banking days prior to the Conversion Date (and confirmed in writing to the Company) and commencing on the Conversion Date, (ii) having a notional amount at any time equal to that part of the aggregate principal amount of the Loans originally scheduled to be outstanding on the Conversion Date and which has become subject to the Break Event, (iii) maturing on the Final Payment Date and (iv) obligating the floating rate payor to make payments on each Quarterly Date after the Conversion Date at LIBOR determined two London banking days before the next preceding Quarterly Date for three-month U.S. Dollar deposits plus 1.75% per annum, calculated for actual days elapsed on a 360-day year basis, in exchange for receiving fixed rate payments from a fixed rate payor on such dates calculated at such rates as set forth on Schedule 2.05(A) (each such rate, the "Reference Fixed Rate", which the parties agree was the swap market rate when the Interest Rate was set), calculated for actual days elapsed on a 360-day year basis.

          "Telerate Page 3750" means the display designated as "Page 3750" on the Telerate Service (or such other page as may replace Page 3750 on that service or such other service as may be nominated by the British Bankers' Association as the information vendor for the purpose of displaying British Bankers' Association Interest Settlement Rates for U.S. Dollar deposits).

          "Zero Coupon Rate" means the rate of interest charged for a future single payment assuming no interest payments prior to the payment date. Each fixed payment will be discounted using the Zero Coupon Methodology. The Zero Coupon Rate for each fixed payment date will be determined using the appropriate LIBOR rate and the rates implied by the "90 Day Euro$" futures contracts at the Chicago Mercantile Exchange (IMM) at IMM Settlement (2:00 p.m. Chicago time) two days prior to the Break Date as appropriate to the respective payment dates.

          "Zero Coupon Methodology" means the discounting methodology set forth on Schedule 2.05(B) hereto.

     (c) If for any reason any Early Payment Fee is not recoverable in full from a Borrower or the Company pursuant to the terms of the applicable Note or Article VII, the Company agrees, as its independent primary obligation, to pay such amount to the applicable Lender (without duplication of amounts otherwise paid) upon demand as additional consideration for entering into this Agreement and funding the Loans.

     (d) In the event that any Incremental Loan referenced in a Notice of Borrowing delivered by the Company is not made on the Conversion Date for any reason (other than a breach by a Lender of its obligations hereunder), the Company will indemnify each Lender upon demand for any loss or cost incurred by it resulting therefrom, including, without limitation, any loss or cost incurred in liquidating or employing deposits acquired to fund or maintain its Loan or in terminating or unwinding any interest rate exchange or similar arrangement entered into by such Lender in connection with such Loan. Such loss or cost, in the case of Bank One only, will be calculated in accordance with
          Section 2.05(a).

2.06 CHANGES IN CAPITAL  ADEQUACY  REGULATIONS.

     (a) If a Lender determines the amount of capital required or expected to be maintained by such Lender, any Lending Installation of such Lender or any corporation controlling such Lender is increased as a result of a Change (as defined below), then within fifteen (15) days of demand by such Lender, the Company shall pay such Lender the amount necessary to compensate for any shortfall in the rate of return on the portion of such increased capital which such Lender determines is attributable to any Borrower's Note or its Loan to any Borrower (after taking into account such Lender's policies as to capital adequacy). "Lending
          Installation" means, with respect to a Lender, any office, branch, subsidiary or affiliate of such Lender. "Change" means (a) any change after the date hereof in the Risk Based Capital Guidelines (as defined below), or (b) any adoption of or change in any other law, governmental or quasi governmental rule, regulation, policy, guideline, interpretation, or directive (whether or not having the force of law) after the date hereof which affects the amount of capital required or expected to be maintained by any Lender or any Lending Installation or any corporation controlling any Lender. "Risk Based Capital Guidelines" means (i) the risk based capital guidelines in effect in the United States of America on the date hereof and (ii) the corresponding capital regulations promulgated by regulatory authorities outside the United States of America implementing the July 1988 report of the Basle Committee on Banking Regulation and Supervisory Practices entitled "International Convergence of Capital Measurements and Capital Standards" including transition rules, and any amendments to such regulations adopted prior to the date hereof. Before making any demand for payment pursuant to this Section, each Lender shall, if possible, designate a different Lending Installation if such designation will avoid the need for making such demand and is not disadvantageous to such Lender.

     (b) Each Lender shall promptly notify the Company, with a copy to the Agent, upon becoming aware that the Company may be required to make any payment pursuant to this Section. When requesting payment pursuant to this Section, each Lender shall provide to the Company, with a copy to the Agent, a certificate signed by an officer of such Lender, setting forth the amount required to be paid by the Company to such Lender and the computations made by such Lender to determine such amount.


                                   ARTICLE III

                              CONDITIONS PRECEDENT

3.01 CONDITIONS TO OBLIGATIONS TO MAKE INITIAL LOANS. The obligations of the Lenders to make the initial Loans to the Borrowers shall be subject to the fulfillment of each of the following conditions precedent and receipt by the Agent, with sufficient copies for each Lender, of each of the following (each such document to be in form and substance reasonably satisfactory to the Agent and its counsel):

     (a) Agreement. An executed original of this Agreement, which shall be in full force and effect, together with all schedules, exhibits, certificates, instruments, opinions, documents and financial statements required to be delivered pursuant hereto.

     (b) Notes. A Note duly executed by each Borrower evidencing the Loan to such Borrower, dated the Closing Date, and payable to the order of the Agent, for the benefit of all of the Lenders.

     (c) Pledge Agreement. A Pledge Agreement duly executed by each Borrower accompanied by such stock certificates, stock powers, third party control agreements and other documents as the Agent may request in connection therewith.

     (d) Securities Control Agreement. A Securities Control Agreement duly executed by each Borrower and the Securities Intermediary (as defined therein).

     (e) Borrower Information. Each Borrower shall have delivered to the Agent a personal financial statement in form satisfactory to the Agent.

     (f) Legal Opinions. Written opinions of (i) Parr, Waddoups, Brown, Gee and Loveless counsel to the Company and (ii) in-house counsel to the Company, each in form and substance satisfactory to the Agent.

     (g)  Letter of Direction. A Letter of Direction executed by each Borrower.

     (h) Charter Documents. Copies of the articles of incorporation of the Company, together with all amendments thereto, both certified by the appropriate governmental officer in its jurisdiction of incorporation, together with a certificate of existence issued by the Secretary of State of Utah and such other jurisdictions as shall be requested by the Agent.

     (i) Secretary's Certificate. A certificate, executed by the Secretary or Assistant Secretary of the Company, which shall (i) identify by name and title and bear the signature of the officers of the Company authorized to sign the Loan Documents upon which certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Company and (ii) attach and certify copies of the Company's bylaws and its Board of Directors' resolutions authorizing the execution, delivery and performance of the Loan Documents to which the Company is a party.

     (j) Officer's Certificate. A certificate, dated the Closing Date, signed by the treasurer of the Company, stating that (i) no Unmatured Default or Event of Default has occurred and is continuing under the Existing Credit Agreement, (ii) no Program Event of Default or Unmatured Default has occurred and is continuing, (iii) the representations and warranties contained in Article IV are true and correct on and as of the Closing Date, and (iv) since November 30, 1999, there has been no material adverse change in the financial condition, business or prospects of the Company and its Subsidiaries taken as a whole.

     (k) List of Borrowers and Loan Amounts. Five Business Days prior to the Closing Date (or such lesser number of days as agreed to by the Agent), a list identifying each anticipated Borrower and the Borrower Amount of such Borrower.

     (l) Customer Account Agreements. The Agent shall have received a completed customer account agreement and such other supporting documentation from each Borrower sufficient to open a securities account with the Securities Intermediary.

     (m) Form U-1. The Agent shall have received a Federal Reserve Form U-1 duly executed by each Borrower and the Company, the statements made in which shall be such as to permit the transactions contemplated by the Loan Documents in accordance with Regulation U.

     (n) Other Documents. Such other documents as the Agent or its counsel may reasonably request.

     Subject to the following sentence, if each of the conditions precedent set forth in this Section 3.01 has not been fully satisfied or waived on the Closing Date, then this Agreement and the other Loan Documents shall automatically terminate and be of no further force and effect without any further action by any party hereto or thereto, provided that all indemnification provisions set forth in the Loan Documents shall survive such termination. If all of the above conditions are satisfied on or before the Closing Date, except with respect to one or more Borrowers (each a "Deficient Borrower") any condition set forth in
Section 3.01(b), (c), (d),(e), (g), (1) or (m) is not satisfied, the Lenders shall not be obligated to make Loans to the Deficient Borrowers but shall remain obligated to make Loans to the other Borrowers. Solely for purposes of Sections 3.01(b), (c), (d), (e), (g), (1) or (m) only, required delivery shall be deemed to have been made to the Agent if arrangements for the delivery thereof have been made which are satisfactory to the Agent.

3.02 CONDITIONS TO ALL LOANS. The Lenders shall not be required to make any Loan unless on the applicable borrowing date:

     (a) There exists no Program Event of Default or Unmatured Default and none would result from the Loans requested for such borrowing date.

     (b) The representations and warranties contained in Article IV are true and correct as of such borrowing date except to the extent any such representation or warranty is stated to relate solely to an earlier date, in which case such representation or warranty shall be true and correct on and as of such earlier date.

     (c) The Collateral Ratio for each of the Borrowers, after giving effect to a Loan made to such Borrower, is greater than 1.0 and the Company has delivered to the Agent such evidence of such fact as the Agent may reasonably request.


     Each Notice of Borrowing with respect to each such Loan shall constitute a representation and warranty by the Company that the conditions contained in Sections 3.02(a) and (b) have been satisfied.

3.03 ADDITIONAL CONDITIONS TO INCREMENTAL LOANS. The Lenders shall not be required to make an Incremental Loan to any Borrower unless on or prior to the Conversion Date the applicable Borrower has executed and delivered to the Agent an amendment to the Note, in form reasonably satisfactory to the Agent, reflecting an increase in the principal amount of the Note equal to the amount of the Incremental Loan.

                                   ARTICLE IV

                  REPRESENTATIONS AND WARRANTIES OF THE COMPANY

4.01 REPRESENTATIONS AND WARRANTIES OF THE COMPANY. The Company represents and warrants to the Agent and to each Lender as follows:

     (a) Existence and Standing. Each of the Company and its Subsidiaries is a corporation, partnership (in the case of Subsidiaries only) or limited liability company duly and properly incorporated or organized, as the case may be, validly existing and (to the extent such concept applies to such entity) in good standing under the laws of its jurisdiction of incorporation or organization and has all requisite authority to conduct its business in each jurisdiction in which its business is conducted.

     (b) Authorization and Validity. The Company has the power and authority and legal right to execute and deliver the Loan Documents and to perform its obligations thereunder. The execution and delivery by the Company of the Loan Documents and the performance of its obligations thereunder have been duly authorized by proper corporate proceedings, and the Loan Documents to which the Company is a party constitute legal, valid and binding obligations of the Company enforceable against the Company in accordance with their terms, except as enforceability may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally and subject also to the availability of equitable remedies if equitable remedies are sought.

     (c) No Conflict; Government Consent. Neither the execution and delivery by the Company of the Loan Documents, nor the consummation of the transactions therein contemplated, nor compliance with the provisions thereof will violate (i) any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Company or any of its Subsidiaries or (ii) the Company's or any Subsidiary's articles or certificate of incorporation, partnership agreement, certificate of partnership, articles or certificate of organization, by-laws, or operating or other management agreement, as the case may be, or (iii) the provisions of any indenture, instrument or agreement to which the Company or any of its Subsidiaries is a party or is subject, or by which it, or its Property, is bound, or conflict with or constitute a default thereunder, or result in, or require, the creation or imposition of any Lien in, of or on the Property of the Company or a Subsidiary pursuant to the terms of any such indenture, instrument or agreement. No order, consent, adjudication, approval, license, authorization, or validation of, or filing, recording or registration with, or exemption by, or other action in respect of any governmental or public body or authority, or any subdivision thereof, which has not been obtained by the Company or any of its Subsidiaries, is required to be obtained by the Company or any of its Subsidiaries in connection with the execution and delivery of the Loan Documents, the borrowings under this Agreement, the payment and performance by the Company of the Obligations or the legality, validity, binding effect or enforceability of any of the Loan Documents.

     (d) Financial Statements. The November 30, 1999 consolidated financial statements of the Company and its Subsidiaries heretofore delivered to the Lenders were prepared in accordance with generally accepted accounting principles in effect on the date such statements were prepared and fairly present the consolidated financial condition and operations of the Company and its Subsidiaries at such date and the consolidated results of their operations for the period then ended.

     (e) Material Adverse Change. Since November 30, 1999 there has been no change in the business, Property, prospects, condition (financial or otherwise) or results of operations of the Company and its Subsidiaries which could reasonably be expected to have a Material Adverse Effect.

     (f) Taxes. The Company and its Subsidiaries have filed all United States federal tax returns and all other tax returns which are required to be filed and have paid all taxes due pursuant to said returns or pursuant to any assessment received by the Company or any of its Subsidiaries, except such taxes, if any, as are being contested in good faith and as to which adequate reserves have been provided in accordance with Agreement Accounting Principles and as to which no Lien exists. No tax liens have been filed and no claims are being asserted with respect to any such taxes. The charges, accruals and reserves on the books of the Company and its Subsidiaries in respect of any taxes or other governmental charges are adequate.

     (g) Litigation and Contingent Obligations. There is no litigation, arbitration, governmental investigation, proceeding or inquiry pending or, to the knowledge of any the chief executive officer of the Company or any of the Authorized Officers, threatened against or affecting the Company or any of its Subsidiaries which could reasonably be expected to have a Material Adverse Effect or which seeks to prevent, enjoin or delay the incurrence of the Guaranty or the other transactions contemplated by this Agreement. Other than any liability incident to any litigation, arbitration or proceeding which could not reasonably be expected to have a Material Adverse Effect, the Company has no material contingent obligations not provided for or disclosed in the financial statements referred to in Section 4.01(d).

     (h) Subsidiaries. Schedule 4.01(h) contains an accurate list of all Subsidiaries of the Company as of the date of this Agreement, setting forth their respective jurisdictions of organization and the percentage of their respective capital stock or other ownership interests owned by the Company or other Subsidiaries. All of the issued and outstanding shares of capital stock or other ownership interests of such Subsidiaries have been (to the extent such concepts are relevant with respect to such ownership interests) duly authorized and issued and are fully paid and non-assessable.

     (i) ERISA. There are no Unfunded Liabilities under any Single Employer Plans. Each Plan complies in all material respects with all applicable requirements of law and regulations, no Reportable Event has occurred with respect to any Plan, neither the Company nor any other member of the Controlled Group has withdrawn from any Plan or initiated steps to do so, and no steps have been taken to reorganize or terminate any Plan.

     (j) Accuracy of Information. No information, exhibit or report furnished by the Company or any of its Subsidiaries to the Agent or to any Lender in connection with the negotiation of, or compliance with, the Loan Documents contained any material misstatement of fact or omitted to state a material fact or any fact necessary to make the statements contained therein not misleading.

     (k) Regulation U. Margin Stock constitutes less than 25% of the value of those assets of the Company and its Subsidiaries which are subject to any limitation on sale, pledge, or other restriction hereunder.

     (l) Material Agreements. Neither the Company nor any Subsidiary is a party to any agreement or instrument or subject to any charter or other corporate restriction which could reasonably be expected to have a Material Adverse Effect. Neither the Company nor any Subsidiary is in default in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in (i) any agreement to which it is a party, which default could reasonably be expected to have a Material Adverse Effect or (ii) any agreement or instrument evidencing or governing Indebtedness. The Lenders hereby acknowledge that they have previously been informed of the possible existence of a default under the Senior Unsecured Notes and that the existence of such a default shall not constitute a breach of the representation and warranty set forth herein.

     (m) Compliance With Laws. The Company and its Subsidiaries have complied with all applicable statutes, rules, regulations, orders and restrictions of any domestic or foreign government or any instrumentality or agency thereof having jurisdiction over the conduct of their respective businesses or the ownership of their respective Property.

     (n) Ownership of Properties. Except as set forth on Schedule 5.01(n), on the date of this Agreement, the Company and its Subsidiaries will have good title, free of all Liens other than those permitted by Section 5.01(n), to all of the Property and assets reflected in the Company's most recent consolidated financial statements provided to the Agent as owned by the Company and its Subsidiaries.

     (o) Plan Assets; Prohibited Transactions. The Company is not an entity deemed to hold "plan assets" within the meaning of 29 C.F.R. ss. 2510.3-101 of an employee benefit plan (as defined in Section 3(3) of ERISA) which is subject to Title I of ERISA or any plan (within the meaning of Section 4975 of the Code), and neither the execution of this Agreement nor the making of Credit Extensions hereunder gives rise to a prohibited transaction within the meaning of Section 406 of ERISA or Section 4975 of the Code.

     (p) Environmental Matters. In the ordinary course of its business, the officers of the Company consider the effect of Environmental Laws on the business of the Company and its Subsidiaries, in the course of which they identify and evaluate potential risks and liabilities accruing to the Company due to Environmental Laws. On the basis of this consideration, the Company has concluded that Environmental Laws cannot reasonably be expected to have a Material Adverse Effect. Neither the Company nor any Subsidiary has received any notice to the effect that its operations are not in material compliance with any of the requirements of applicable Environmental Laws or are the subject of any federal or state investigation evaluating whether any remedial action is needed to respond to a release of any toxic or hazardous waste or substance into the environment, which non-compliance or remedial action could reasonably be expected to have a Material Adverse Effect.

     (q)  Investment Company Act. Neither the Company nor any Subsidiary is an
          "investment    company"   or   a   company
          "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

     (r) Public Utility Holding Company Act. Neither the Company nor any Subsidiary is a "holding company" or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

     (s) Subordinated Indebtedness. The Obligations of the Company constitute senior indebtedness which is entitled to the benefits of the subordination provisions of all outstanding Subordinated Indebtedness.

     (t) Insurance. The certificate signed by the president or chief financial officer of the Company, that attests to the existence and adequacy of, and summarizes, the property and casualty insurance program carried by the Company with respect to itself and its Subsidiaries and that has been furnished by the Company to the Agent and the Lenders, is complete and accurate. This summary includes the insurer's or insurers' name(s), policy number(s), expiration date(s), amount(s) of coverage, type(s) of coverage, exclusion(s), and deductibles. This summary also includes similar information, and describes any reserves, relating to any self-insurance program that is in effect.

     (u) Existing Credit Agreement. There exists no Default or Event of Default (as defined in the Existing Credit Agreement) and (ii) all representations and warranties contained therein are true and correct in all material respects with the same effect as though such representations and warranties had been made on the date hereof (it being understood and agreed that any representation or warranty which by its terms is made as of a specified date shall be required to be true and correct in all material respects only as of such specified date).

     (v) Copy to Borrowers. The Company has furnished a copy of this Agreement to each Borrower.

     (w) Adoption of the Stock Purchase Program. The Stock Purchase Program has been duly adopted, and the Stock Purchase Program and the purchase of the Common Stock pursuant thereto have been duly approved, by all requisite corporate action on behalf of the Company.

     (x) Borrower Event of Repayment. To the best knowledge of the Company, no event has occurred and is continuing or would result from the making of the Loans, that constitutes a Borrower Event of Repayment with respect to any Borrower or would constitute a Borrower Event of Repayment with respect to any Borrower but for the requirement that notice be given or time elapse or both.

     (y) Regulation T, U and X. No part of the proceeds of any Loan will be used in a manner which would violate, or result in a violation of, Regulation T, Regulation U or Regulation X. Neither the making of any Loan hereunder, the providing of the Guaranty by the Company, the use of the proceeds thereof, nor any other aspect of the transactions contemplated hereby will violate or be inconsistent with the provisions of Regulation T, Regulation U or Regulation X. No Margin Stock has been or will be pledged by any Borrower or by any other Person to secure the Reimbursement Obligations of such Borrower. No Reimbursement Obligations of any Borrower are or will be "indirectly secured" (as defined in Regulation U) by any Margin Stock. Neither the Company nor any third party acting on behalf of the Company has taken or will take possession of any Borrower's Margin Stock to secure, directly or indirectly, any of the Reimbursement Obligations of such Borrower. The Company does not and will not have any right to prohibit any Borrower from selling, pledging, encumbering or otherwise disposing of any Margin Stock owned by such Borrower so long as this Agreement is in effect or any of the Reimbursement Obligations of such Borrower remain outstanding. None of the Borrowers have granted or will grant the Company or any third party acting on behalf of the Company the right to accelerate repayment of any of the Obligations of such Borrower if any of the Margin Stock owned by such Borrower is sold by such Borrower or otherwise. There is no agreement or other arrangement between any Borrower and the Company or any third party acting on behalf of the Company (and no such agreement or arrangement shall be entered into so long as this Agreement is in effect or any of the Obligations of such Borrower or the Company under this Agreement or any of the Loan Documents remain outstanding) under which the Margin Stock of such Borrower would be made more readily available as security to the Company than to other creditors of such Borrower.

     (z) True and Complete Disclosure. All factual information (taken as a whole) heretofore or contemporaneously furnished by or on behalf of the Company or any of its Subsidiaries to the Agent or any Lender (including, without limitation, all information contained in the Loan Documents) for purposes of or in connection with this Agreement or any transaction contemplated herein is true and accurate in all material respects on the date as of which such information is dated and not incomplete by omitting to state any material fact necessary to make such information (taken as a whole) not misleading at such time in light of the circumstances under which such information was provided.

                                    ARTICLE V

                            COVENANTS OF THE COMPANY

5.01 COVENANTS. So long as any Note or any Obligation shall remain unpaid (or any commitment which could give rise to any Obligations shall exist), unless the Required Lenders shall otherwise consent in writing:

     (a) Financial Reporting. The Company will maintain, for itself and each Subsidiary, a system of accounting established and administered in accordance with generally accepted accounting principles, and furnish to the Lenders:

               (i) Within 90 days after the close of each of its fiscal years, an unqualified audit report certified by independent certified public accountants acceptable to the Lenders, prepared in accordance with Agreement Accounting Principles on a consolidated and consolidating basis (consolidating statements need not be certified by such accountants) for itself and its Subsidiaries, including balance sheets as of the end of such period, related profit and loss and reconciliation of surplus statements, and a statement of cash flows, accompanied by (a) any management letter prepared by said accountants, and (b) a certificate of said accountants that, in the course of their examination necessary for their certification of the foregoing, they have obtained no knowledge of any Program Event of Default or Unmatured Default, or if, in the opinion of such accountants, any Program Event of Default or Unmatured Default shall exist, stating the nature and status thereof.

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

          (iii)Together with the financial statements required under Sections 5.01(a)(i) and (ii), a compliance certificate in substantially the form of Exhibit D signed by its chief financial officer showing the calculations necessary to determine compliance with this Agreement and stating that no Program Event of Default or Unmatured Default exists, or if any Program Event of Default or Unmatured Default exists, stating the nature and status thereof.

          (iv) Within 270 days after the close of each fiscal year, a statement of the Unfunded Liabilities of each Single Employer Plan, certified as correct by an actuary enrolled under ERISA.

          (v) As soon as possible and in any event within 10 days after the Company knows that any Reportable Event has occurred with respect to any Plan, a statement, signed by the chief financial officer of the Company, describing said Reportable Event and the action which the Company proposes to take with respect thereto.

          (vi) As soon as possible and in any event within 10 days after receipt by the Company, a copy of (a) any notice or claim to the effect that the Company or any of its Subsidiaries is or may be liable to any Person as a result of the release by the Company, any of its Subsidiaries, or any other Person of any toxic or hazardous waste or substance into the environment, and (b) any notice alleging any violation of any federal, state or local environmental, health or safety law or regulation by the Company or any of its Subsidiaries, which, in either case, could reasonably be expected to have a Material Adverse Effect.

         (vii) Promptly upon the furnishing thereof to the shareholders of the Company, copies of all financial statements, reports and proxy statements so furnished.

        (viii) Promptly upon the filing thereof, copies of all registration statements and annual, quarterly, monthly or other regular reports which the Company or any of its Subsidiaries files with the Securities and Exchange Commission.

          (ix) As soon as available, but in any event within 90 days after the beginning of each fiscal year of the Company, a copy of the plan and forecast (including a projected consolidated and consolidating balance sheet, income statement and funds flow statement) of the Company for such fiscal year, broken down on a fiscal quarter by fiscal quarter basis.

          (x) Such other information (including non-financial information) as the Agent or any Lender may from time to time reasonably request.

     (b) Notice of Default. The Company will, and will cause each Subsidiary to, give prompt notice in writing to the Lenders of the occurrence of any Program Event of Default or Unmatured Default and of any other development, financial or otherwise, which could reasonably be expected to have a Material Adverse Effect.

     (c) Conduct of Business. The Company will, and will cause each Subsidiary to, carry on and conduct its business in substantially the same manner and in substantially the same fields of enterprise as it is presently conducted and do all things necessary to remain duly incorporated or organized, validly existing and (to the extent such concept applies to such entity) in good standing as a domestic corporation, partnership or limited liability company in its jurisdiction of incorporation or organization, as the case may be, and maintain all requisite authority to conduct its business in each jurisdiction in which its business is conducted.

     (d) Taxes. The Company will, and will cause each Subsidiary to, timely file complete and correct United States federal and applicable foreign, state and local tax returns required by law and pay when due all taxes, assessments and governmental charges and levies upon it or its income, profits or Property, except those which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves have been set aside in accordance with Agreement Accounting Principles.

     (e) Insurance. The Company will, and will cause each Subsidiary to, maintain with financially sound and reputable insurance companies insurance on all their Property in such amounts and covering such risks as is consistent with sound business practice, and the Company will furnish to any Lender upon request full information as to the insurance carried.

     (f) Compliance with Laws. The Company will, and will cause each Subsidiary to, comply with all laws, rules, regulations, orders, writs, judgments, injunctions, decrees or awards to which it may be subject including, without limitation, all Environmental Laws.

     (g) Maintenance of Properties. The Company will, and will cause each Subsidiary to, do all things necessary to maintain, preserve, protect and keep its Property in good repair, working order and condition, and make all necessary and proper repairs, renewals and replacements so that its business carried on in connection therewith may be properly conducted at all times.

     (h) Inspection. The Company will, and will cause each Subsidiary to, permit the Agent and the Lenders, by their respective representatives and agents, to inspect any of the Property, books and financial records of the Company and each Subsidiary, to examine and make copies of the books of accounts and other financial records of the Company and each Subsidiary, and to discuss the affairs, finances and accounts of the Company and each Subsidiary with, and to be advised as to the same by, their respective officers at such reasonable times and intervals as the Agent or any Lender may designate.

     (i) Dividends. The Company will not, nor will it permit any Subsidiary to, declare or pay any dividends or make any distributions on its capital stock (other than dividends payable in its own capital stock) or redeem, repurchase or otherwise acquire or retire any of its capital stock at any time outstanding, except that: (i) any Subsidiary may declare and pay dividends or make distributions to the Company or to a Wholly-Owned Subsidiary, and (ii) so long as there does not exist a Program Event of Default or an Unmatured Default and the same would not exist following the making of such payment, the Company may pay dividends on preferred stock in a face amount not to exceed $150,000,000.00.

     (j) Indebtedness. The Company will not, nor will it permit any Subsidiary to, create, incur or suffer to exist any Indebtedness, except:

          (i) The Loans and Reimbursement Obligations (as such terms are defined in the Existing Credit Agreement).

          (ii) Indebtedness  existing  on  the  date  hereof  and  described  in
               Schedule 5.01(j).

          (iii)Other   Indebtedness   which  when  added  to  the   Indebtedness
               outstanding and permitted under clause (ii) above does not exceed $10,000,000.00.

     (k) Merger. The Company will not, nor will it permit any Subsidiary to, merge or consolidate with or into any other Person, except that a Subsidiary may merge into the Company or a Wholly-Owned Subsidiary.

     (l) Sale of Assets. The Company will not, nor will it permit any Subsidiary to, lease, sell or otherwise dispose of its Property to any other Person, except:

          (i)  Sales of inventory in the ordinary course of business.

          (ii) Leases, sales or other dispositions of its Property that, together with all other Property of the Company and its Subsidiaries previously leased, sold or disposed of (other than inventory in the ordinary course of business) as permitted by this Section during the twelve-month period ending with the month in which any such lease, sale or other disposition occurs, do not constitute a Substantial Portion of the Property of the Company and its Subsidiaries.

     (m) Investments and Acquisitions. The Company will not, nor will it permit any Subsidiary to, make or suffer to exist any Investments (including without limitation, loans and advances to, and other Investments in, Subsidiaries), or commitments therefor, or to create any Subsidiary or to become or remain a partner in any partnership or joint venture, or to make any Acquisition of any Person, except:

          (i)  Cash Equivalent Investments.

          (ii) Existing Investments in Subsidiaries and other Investments in existence on the date hereof and described in Schedule 4.01(h).

          (iii)Other Investments and Acquisitions made during any consecutive twelve-month period, tested as of the end of each fiscal quarter, for a total consideration which when added to Capital Expenditures in excess of Maintenance Capital Expenditures during such period does not exceed: (a) for any single or series of related transactions, 10% of Consolidated Net Worth as of the date of consummation of such Investment or Acquisition, or (b) for all such transactions, 20% of Consolidated Net Worth as of the date of consummation of the most recent of such Investment or Acquisition.

    (n) Liens. The Company will not, nor will it permit any Subsidiary to, create, incur, or suffer to exist any Lien in, of or on the Property of the Company or any of its Subsidiaries, except:

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

          (iii)Liens arising out of pledges or deposits under worker's compensation laws, unemployment insurance, old age pensions, or other social security or retirement benefits, or similar legislation.

          (iv) Utility easements, building restrictions and such other encumbrances or charges against real property as are of a nature generally existing with respect to properties of a similar character and which do not in any material way affect the marketability of the same or interfere with the use thereof in the business of the Company or its Subsidiaries.

          (v)  Liens  existing  on the date  hereof and  described  in  Schedule
               5.01(n).

     (o) Capital Expenditures. The Company will not, nor will it permit any Subsidiary to, expend, or be committed to expend, for Capital Expenditures during any fiscal period that dollar amount which would cause the Company to be in violation of the provisions of Section 5.01(m)(iii) above.

     (p) Affiliates. The Company will not, and will not permit any Subsidiary to, enter into any transaction (including, without limitation, the purchase or sale of any Property or service) with, or make any payment or transfer to, any Affiliate except in the ordinary course of business and pursuant to the reasonable requirements of the Company's or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Company or such Subsidiary than the Company or such Subsidiary would obtain in a comparable arms-length transaction.

     (q) Amendments to Agreements. The Company will not, and will not permit any Subsidiary to, amend, extend or otherwise modify the Senior Unsecured Notes or any document relating thereto (it being expressly agreed and understood by the parties hereto that the prepayment of the Senior Unsecured Notes at par shall not constitute a violation of this
          Section 5.01(r)).

     (r) Subordinated Indebtedness. The Company will not, and will not permit any Subsidiary to, make any amendment or modification to the indenture, note or other agreement evidencing or governing any Subordinated Indebtedness, or directly or indirectly voluntarily prepay, defease or in substance defease, purchase, redeem, retire or otherwise acquire, any Subordinated Indebtedness.

     (s) Sale of Accounts. The Company will not, nor will it permit any Subsidiary to, sell or otherwise dispose of any notes receivable or accounts receivable, with or without recourse.

     (t) Sale and Leaseback Transactions and other Off-Balance Sheet Liabilities. The Company will not, nor will it permit any Subsidiary to, enter into or suffer to exist any (i) Sale and Leaseback Transaction or (ii) any other transaction pursuant to which it incurs or has incurred Off-Balance Sheet Liabilities.

     (u) Contingent Obligations. The Company will not, nor will it permit any Subsidiary to, make or suffer to exist any Contingent Obligation (including, without limitation, any Contingent Obligation with respect to the obligations of a Subsidiary), except (i) by endorsement of instruments for deposit or collection in the ordinary course of business, (ii) the Reimbursement Obligations (as defined in the Existing Credit Agreement) and (iii) Contingent Obligations set forth on Schedule 5.01(j) hereto.

     (v)  Financial Covenants.

          (i) Fixed Charge Coverage Ratio. The Company will not permit the ratio, determined as of the end of each of its fiscal quarters for the then most-recently ended four fiscal quarters, of (i) Consolidated EBITDA plus Consolidated Rentals and minus Maintenance Capital Expenditures, expenses for taxes paid or accrued and cash dividends paid or accrued, to (ii) Consolidated Interest Expense, plus Consolidated Rentals, plus current maturities of Indebtedness (including the principal portion of Capitalized Lease Obligations but excluding the current portion of the Obligations under the Existing Credit Agreement), all calculated for the Company and its Subsidiaries on a consolidated basis, to be less than 1.75 to 1.0.

          (ii) Leverage Ratio. The Company will not permit the ratio, determined as of the end of each of its fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated EBITDA for the then most-recently ended four fiscal quarters to be greater than 2.0 to 1.0.

          (iii)Minimum Net Worth. The Company will at all times maintain Consolidated Net Worth of not less than the sum of (a) 80% of its Consolidated Net Worth at August 31, 1999, plus (b) 40% of Consolidated Net Income earned in each fiscal quarter beginning with the quarter ending November 30, 1999 (without deduction for losses), and plus (c) 80% of the net proceeds of any equity offering consummated after August 31, 1999.

     (w) Subordinated Debt. If at any time hereafter the Company shall incur any Indebtedness which is contractually subordinated in right of payment to the obligations of the Company under the Existing Credit Agreement or any successor agreement to the Existing Credit Agreement, the Company shall cause such subordinated obligations to also be subordinated in right of payment to the Obligations of the Company under this Agreement to the same extent as such subordinated obligations are subordinated to the obligations of the Company under the Existing Credit Agreement or any successor agreement thereto.

     (x) Collateral Security. In the event that the Existing Credit Agreement or any other agreement which refinances or otherwise replaces the Existing Credit Agreement becomes secured by any assets or property, or is guarantied by any Person, then the Company shall cause the Obligations to be equally and ratably secured by such assets or property and equally and ratably guarantied by such Person pursuant to documentation satisfactory to the Required Lenders.

     (y) Margin Regulations. The Company will not permit any Reimbursement Obligation of any Borrower to be secured or "indirectly secured" (within the meaning of Regulation U) by any Margin Stock. The Company shall take such actions and execute and deliver such instruments or documents from time to time as the Agent shall reasonably request to maintain continuous compliance with Regulation U.

     (z) Information Reporting. Upon the request of Banc One Securities Corporation, the Company shall provide to the Agent and Banc One Securities Corporation any and all information with respect to the shares of Common Stock of the Company acquired by Merrill Lynch pursuant to the Stock Purchase Program.

     (aa) Limitation on Additional Purpose Credit/Sale of Assets. Notwithstanding any other provision of this Agreement to the contrary, the Company will not, and will not permit any of its Subsidiaries to
          (a) incur or assume any Indebtedness which constitutes "purpose credit" secured "directly or indirectly" as defined in Regulation U by Margin Stock or (b) sell, transfer or otherwise dispose of any of its assets (other than as permitted in Section 5.01(l)) unless in the case of both clauses (a) and (b) the Agent shall have been given at least 10 days' prior written notice thereof and either:

          (i) in the case of a disposition of assets, either (a) if permitted by the Existing Credit Agreement, an amount equal to the net cash proceeds received by the Company, such Subsidiary, as the case may be, in connection with any such disposition of assets shall be promptly applied to repay, Pro-rata, the principal amount of the Loans made to the Borrowers (together with any interest accrued thereon); provided that to the extent the net cash proceeds of any such disposition exceed the amount of the Loans, or the Loans shall have been paid in full, such net cash proceeds shall be applied to repay any remaining Obligations or (b) the Borrowers shall prepay their respective Obligations hereunder in an amount equal to the product of (x) the net cash proceeds received by the Company and/or such Subsidiary, as the case may be, in connection with such disposition of assets, multiplied by
               (y) a fraction, the numerator of which is the Obligations of such Borrower and the denominator of which is the aggregate of all Obligations of all the Borrowers; or

          (ii) (a) no Borrower Event of Repayment exists and no Program Event of Default shall result therefrom; (b) the Required Lenders have determined, in their sole and absolute discretion, that such proposed incurrence of Indebtedness or proposed disposition of assets, as the case may be, will not in any way violate, contravene or conflict with Regulation U (and the Agent shall have received such information from the Company as may be requested by the Agent to make such determination, including a calculation of the "good faith loan value" of the assets comprising the Indirect Collateral remaining after giving effect to such incurrence of Indebtedness and/or disposition of assets);
               (c) if requested by the Agent,  the Lenders  shall have  received
               (x) a certificate of an Authorized Officer setting forth a calculation of the Collateral Ratio (which calculation shall reflect any adjustment in the "good faith loan value" of the Indirect Collateral as determined by the Required Lenders pursuant to clause (b) above) and/or (y) an opinion of counsel satisfactory to the Agent and its counsel to the effect that such proposed incurrence of Indebtedness or disposition of assets, as the case may be, will not in any way violate, contravene or conflict with Regulation U addressing such other legal matters as reasonably requested by the Agent; and (d) after giving effect to the incurrence of such Indebtedness and/or the disposition of such assets, the Collateral Ratio shall be at least 2.0 to 1.0.

     (bb) Provision of Collateral Ratio Information. Upon the request of the Agent or the Required Lenders, the Company shall provide to the Agent, for the benefit of the Lenders, a computation of the Collateral Ratio certified by an Authorized Officer. Nothing contained in this Section 5.01(bb) shall be deemed to limit in any way whatsoever the Agent's right, on behalf of the Lenders, to calculate the Loan Value of Direct Collateral or the Loan Value of Indirect Collateral or the Collateral Ratio at any time it deems appropriate or necessary. If after making such calculation, the Agent or the Required Lenders determine that the amount of such Collateral Ratio is different from the Collateral Ratio most recently provided by the Company or the Agent, as the case may be, the Agent shall deliver written notice of such amount to the Company (on behalf of the Borrowers); provided that the Agent's failure to deliver such notice shall not prejudice the rights of the Agent and the Lenders or the Obligations of the Company or the
          Borrowers under this Agreement or the other Loan Documents. Furthermore, the Company shall provide to the Agent and the Lenders such information as may be reasonably requested from time to time by the Agent or the Required Lenders to permit the Agent or the Required Lenders, as the case may be, to determine the "maximum good faith loan value" (as defined in Regulation U) of the Indirect Collateral and do such other acts and execute such other documentation to continue to comply with Regulation U.


                                   ARTICLE VI

                     PROGRAM EVENTS OF DEFAULT; ACCELERATION

6.01 PROGRAM EVENTS OF DEFAULT. Each of the following events shall constitute a "Program Event of Default":

     (a) Any representation or warranty made by or on behalf of the Company to the Lenders or the Agent under or in connection with this Agreement shall prove to have been incorrect in any material respect when made;

     (b) The Company shall fail to perform or observe any term, covenant or agreement set forth in Article V or Article VII;

     (c) The Company shall fail to perform or observe any other term, covenant or agreement contained in this Agreement (other than those referred to in Sections 6.01(a) or (b)) or any other Loan Document to which it is a party on its part to be performed or observed if the failure to perform or observe such term, covenant or agreement set forth therein shall remain unremedied for five (5) days after written notice thereof shall have been given to the Company by the Agent or any Lender;

     (d) Any Loan Document shall fail to be in full force and effect or to give the Agent and/or the Lenders the rights, powers and privileges purported to be created thereby;

     (e) Failure of the Company or any of its Subsidiaries to pay when due any other Indebtedness, including, without limitation, the Senior
          Unsecured Notes or the default by the Company or any of its Subsidiaries in the performance (beyond the applicable grace period with respect thereto, if any) of any term, provision or condition contained in any agreement under which any such Indebtedness was created or is governed, or any other event shall occur or condition exist, the effect of which default or event is to cause, or to permit the holder or holders of such Indebtedness to cause, such Indebtedness to become due prior to its stated maturity; or any Indebtedness of the Company or any of its Subsidiaries shall be declared to be due and payable or required to be prepaid or repurchased (other than by a regularly scheduled payment) prior to the stated maturity thereof; or the Company or any of its Subsidiaries shall not pay, or admit in writing its inability to pay, its debts generally as they become due;

     (f) The Company or any of its Subsidiaries shall (i) have an order for relief entered with respect to it under the Federal bankruptcy laws as now or hereafter in effect, (ii) make an assignment for the benefit of creditors, (iii) apply for, seek, consent to, or acquiesce in, the appointment of a receiver, custodian, trustee, examiner, liquidator or similar official for it or any Substantial Portion of its Property,
          (iv) institute any proceeding seeking an order for relief under the Federal bankruptcy laws as now or hereafter in effect or seeking to adjudicate it a bankrupt or insolvent, or seeking dissolution, winding up, liquidation, reorganization, arrangement, adjustment or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors or fail to file an answer or other pleading denying the material allegations of any such proceeding filed against it, (v) take any corporate or partnership action to authorize or effect any of the foregoing actions set forth in this Section 6.01(f); or (vi) fail to contest in good faith any appointment or proceeding described in Section 6.01(g);

     (g) Without the application, approval or consent of the Company or any of its Subsidiaries, a receiver, trustee, examiner, liquidator or similar official shall be appointed for the Company or any of its Subsidiaries or any Substantial Portion of its Property, or a proceeding described in Section 6.01(f)(iv) shall be instituted against the Company or any of its Subsidiaries and such appointment continues undischarged or such proceeding continues undismissed or unstayed for a period of 60 consecutive days;

     (h) Any court, government or governmental agency shall condemn, seize or otherwise appropriate, or take custody or control of, all or any portion of the Property of the Company and its Subsidiaries which, when taken together with all other Property of the Company and its Subsidiaries so condemned, seized, appropriated, or taken custody or control of, during the twelve-month period ending with the month in which any such action occurs, constitutes a Substantial Portion;

          (i) The Unfunded Liabilities of all Single Employer Plans shall exceed in the aggregate $5,000,000.00 or any Reportable Event shall occur in connection with any Plan;

     (j) The Company or any of its Subsidiaries shall fail within 30 days to pay, bond or otherwise discharge one or more (i) judgments or orders for the payment of money in excess of $5,000,000.00 (or the equivalent thereof in currencies other than U.S. Dollars) in the aggregate, or
          (ii) non-monetary judgments or orders which, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect, which judgment(s), in any such case, is/are not stayed on appeal or otherwise being appropriately contested in good faith;

     (k) The Guaranty shall fail to remain in full force or effect or any action shall be taken by the Company, any of its Subsidiaries or any Governmental Authority to discontinue or to assert the invalidity or unenforceability thereof, or the Company denies that it has any further liability hereunder, or gives notice to such effect; or

     (l)  There shall occur a Change of Control.

6.02 ACCELERATION. If any Program Event of Default described in Section 6.01(f) or (g) occurs with respect to the Company, the Obligations shall become immediately due and payable and all obligations of the Lenders to make Loans shall immediately terminate without any election or action on the part of the Agent or any Lender. If any other Program Event of Default occurs and is continuing, the Agent, at the direction of the Required Lenders, may (i) by notice to the Company and the Borrowers, declare the Notes, all interest thereon and all Obligations to be forthwith due and payable, whereupon the Notes, all such interest and all Obligations shall become and be forthwith due and payable, without presentment, demand, protest, or further notice of any kind, or terminate or suspend the obligations of the Lenders to make Loans, or both and (ii) enforce any and all rights and interests created and existing under the Loan Documents, including, without limitation, all rights of set-off.

                                  ARTICLE VII

                                    GUARANTY

7.01 GUARANTY OF PAYMENT.

     (a) The Company hereby absolutely, irrevocably and unconditionally guarantees prompt, full and complete payment when due, whether at stated maturity, upon acceleration or otherwise, and at all times thereafter, of (i) the principal of and interest on the Loans made by the Lenders to the Borrowers and (ii) all other fees (including Early Payment Fees), reimbursements, indemnities and other obligations (including, without limitation, reasonable out-of-pocket costs and expenses (including reasonable attorneys' fees and disbursements) incurred in connection with any enforcement of or collection under the Guaranty) of the Borrowers from time to time owing to the Lenders or the Agent pursuant to the Notes (collectively, the "Guaranteed Debt"). This Guaranty constitutes a guaranty of payment when due and not of collection, and the Company specifically agrees that, it shall not be necessary or required that any Lender or any holder of any Loan exercise any right, assert any claim or demand or enforce any remedy whatsoever against any Borrower or any other obligor (or any other Person) before the performance of, or as a condition to, the obligations of the Company hereunder.

     (b) The Company agrees that, in the event of a Borrower Event of Repayment described in Section 5(b) of any Note or a Program Event of Default set forth in Section 6.01(f) or (g) hereof, and if such event shall occur at a time when any of the Obligations of such Borrower may not then be due and payable, the Company will pay to the Lenders forthwith:

          (i)  in the event of such Borrower Event of Repayment, the full amount
               which  would  be  payable   hereunder   by  the  Company  if  all
               Obligations of such Borrower were then due and payable; and

          (ii) in the event of such Program Event of Default, the full amount which would be payable hereunder by the Company if all the Obligations of all Borrowers were then due and payable.

7.02 ACCEPTANCE OF GUARANTY; NO SETOFFS. The Company waives notice of the acceptance of this Guaranty and of the extension or incurrence of the Guaranteed Debt or any part thereof. The Company further waives all setoffs and counterclaims and presentment, protest, notice, filing of claims with a court in the event of receivership, bankruptcy or reorganization of any Borrower, demand or action on delinquency in respect of the Guaranteed Debt or any part thereof, including any right to require the Agent or the Lenders to sue any Borrower, any other guarantor or any other person obligated with respect to the Guaranteed Debt or any part thereof, or otherwise to enforce payment thereof against any collateral securing the Guaranteed Debt or any part thereof.

7.03 NATURE OF GUARANTY; CONTINUING, ABSOLUTE AND UNCONDITIONAL. The Company hereby agrees that, to the fullest extent permitted by law, (a) its obligations hereunder shall be continuing, absolute and unconditional under any and all circumstances and not subject to any reduction, limitation, impairment, termination, defense (other than indefeasible payment in full), setoff, counterclaim or recoupment whatsoever (all of which are hereby expressly waived by it to the fullest extent permitted by law), whether by reason of any claim of any character whatsoever, including, without limitation, any claim of waiver, release, surrender, alteration or compromise and (b) the validity and enforceability of this Guaranty shall not be impaired or affected by any of the following: (i) any extension, modification or renewal of, or indulgence with respect to, or substitution for, the Guaranteed Debt or any part thereof or any agreement relating thereto at any time; (ii) any failure or omission to perfect or maintain any lien on, or preserve rights to, any security or collateral or to enforce any right, power or remedy with respect to the Guaranteed Debt or any part thereof or any agreement relating thereto, or any collateral securing the Guaranteed Debt or any part thereof; (iii) any waiver of any right, power or remedy or of any default with respect to the Guaranteed Debt or any part thereof or any agreement relating thereto or with respect to any collateral securing the Guaranteed Debt or any part thereof; (iv) any release, surrender, compromise, settlement, waiver, subordination or modification, with or without consideration, of any collateral securing the Guaranteed Debt or any part thereof, any other guaranties with respect to the Guaranteed Debt or any part thereof, or any other obligations of any person or entity with respect to the Guaranteed Debt or any part thereof;
     (v) the enforceability or validity of the Guaranteed Debt or any part thereof or the genuineness, enforceability or validity of any agreement relating thereto or with respect to any collateral securing the Guaranteed Debt or any part thereof; (vi) the application of payments received from any source to the payment of indebtedness other than the Guaranteed Debt, any part thereof or amounts which are not covered by this Guaranty even though the Lenders might lawfully have elected to apply such payments to any part or all of the Guaranteed Debt or to amounts which are not covered by this Guaranty; (vii) the death, insolvency, bankruptcy or any other change in the legal status of any Borrower; (viii) any change in, or the imposition of, any law, decree, regulation or other governmental act which does or might impair, delay or in any way affect the validity, enforceability or the payment when due of the Guaranteed Debt; (ix) the failure of any Borrower to take any action required in connection with the performance of the Guaranteed Debt; (x) the existence of any claim, setoff or other rights which the Company may have at any time against any Borrower or any other guarantor in connection herewith or with any unrelated transaction; (xi) the disallowance of all or any portion of any of the Lenders' claims for repayment of the Guaranteed Debt under section 502 or 506 of the United States Bankruptcy Code; (xii) any waiver by the Agent or Lenders of any condition precedent set forth in Article III including, without limitation, any disbursement of funds to a Borrower who has not executed and delivered a Note or any other Loan Document to which he or she is a party or any disbursement of funds on the basis of a facsimile (rather than original) signature for any Note or other Loan Document (it being understood that upon the disbursement of funds by the Agent or Lenders to the Company with respect to any Borrower identified to the Agent pursuant to Section 2.01(a) in the principal amount so identified for such Borrower, such amount shall for all purposes of this Guaranty be treated as a Loan outstanding to the applicable Borrower in accordance with the terms hereof and of the Note and shall be included in the Guaranteed Debt, in each case without respect to satisfaction of any such condition precedent); or (xiii) any other fact or circumstance which might otherwise constitute grounds at law or equity for the discharge or release of the Company from its obligations hereunder, all whether or not the Company shall have had notice or knowledge of any act or omission referred to in the foregoing clauses
     (i) through (xiii) of this Section. It is agreed that the Company's liability hereunder is independent of any other guaranties or other obligations at any time in effect with respect to the Guaranteed Debt or any part thereof and that the Company's liability hereunder may be enforced regardless of the existence, validity, enforcement or non-enforcement of any such other guaranties or other obligations or any provision of any applicable law or regulation purporting to prohibit payment by any Borrower of the Guaranteed Debt in the manner agreed upon among the Agent, the Lenders and any Borrower. To the extent that, by operation of Section 16 of any Note or otherwise, the Lenders are not entitled to collect any portion of the Guaranteed Debt in the amount and manner provided for in any Note (such portion being the "Excess Amount"), the Company shall nevertheless be obligated to, and shall, pay to the Lenders, as additional consideration for entering into this Agreement, funding the Loans and thereby benefiting the Company, an amount equal to such Excess Amounts. Such additional consideration shall be paid upon demand made on or after the date such Excess Amount was otherwise due.

7.04 DEALINGS WITH BORROWERS. In addition to the Guaranteed Debt, credit may be granted or continued from time to time by the Lenders to the Borrowers without notice to or authorization from the Company regardless of any Borrower's financial or other condition at the time of any such grant or continuation. Neither the Agent nor any Lender shall have an obligation to disclose or discuss with the Company its assessment of the financial condition of any Borrower.

7.05 SUBROGATION. The Company shall be subrogated to all rights of the Agent and the Lenders against a Borrower in respect of any amounts paid to the Agent and the Lenders by the Company in respect of such Borrower pursuant to the provisions hereof; provided, however, that the Company shall not be entitled to enforce or to receive any payments arising out of, or based upon, such right of subrogation with respect to a Borrower until all of the principal of and interest on such Borrower's Note, if applicable, and all other Obligations of such Borrower, have been paid in full. Notwithstanding the foregoing, the Company shall have no subrogation rights (and the Company acknowledges it has no interest in) any of the Collateral pledged by any Borrower under such Borrower's Pledge Agreement.

7.06 RIGHTS TO PAYMENTS, ETC. In the event that acceleration of the time for payment of any of the Guaranteed Debt is stayed upon the insolvency, bankruptcy or reorganization of any Borrower, or otherwise, all such amounts shall nonetheless be payable by the Company forthwith upon demand by the Agent or the Required Lenders. The Company further agrees that, to the extent that any Borrower makes a payment or payments to any of the Lenders on the Guaranteed Debt, or the Agent or the Lenders receive any proceeds of collateral securing the Guaranteed Debt, which payment or receipt of proceeds or any part thereof is subsequently invalidated, declared to be fraudulent or preferential, set aside or required to be returned or repaid to any Borrower, its estate, trustee, receiver, debtor in possession or any other party, including, without limitation, the Company, under any insolvency or bankruptcy law, state or federal law, common law or equitable cause, then to the extent of such payment, return or repayment, the obligation or part thereof which has been paid, reduced or satisfied by such amount shall be reinstated and continued in full force and effect as of the date when such initial payment, reduction or satisfaction occurred.

7.07 TAXES. Any taxes (excluding federal income taxes and other income taxes on the overall net income of the Agent or any Lender imposed by the jurisdiction in which the Agent or such Lender is incorporated or has its principal place of business) or other similar assessments or charges payable or ruled payable by any governmental authority in respect of this Agreement or any of the other Loan Documents pertaining to the Company shall be paid by the Company, together with interest and penalties, if any. Any payments made by the Company under this Agreement shall be made free and clear of, and without deduction or withholding for or on account of, any present or future income, stamp or other taxes, levies, imposts, duties, charges, fees, deductions or withholdings, now or hereafter imposed, levied, collected, withheld or assessed by any Governmental Authority (excluding taxes imposed on its overall net income by the jurisdiction in which the Agent or such Lender is incorporated or has its principal place of business) ("Taxes"). If any such Taxes are required to be withheld from any amounts payable to the Agent or any Lender hereunder, the amounts so payable to the Agent or such Lender shall be increased to the extent necessary to yield to the Agent or such Lender (after payment of all Taxes) interest or any such other amounts payable hereunder at the rates or in the amounts specified in or pursuant to this Agreement or the Notes, as applicable. Whenever any Taxes are payable by the Company, as promptly as practicable thereafter the Company shall send to the Agent for its own account or for the account of such Lender, as the case may be, a certified copy of an original official receipt received by the Company showing payment thereof. If the Company fails to pay any Taxes when due to the appropriate taxing authority or fails to remit the required receipts or other required documentary evidence, the Company shall indemnify the Agent and the Lenders for any incremental taxes, interest or penalties that may become payable by the Agent or any Lender as a result of any such failure. The agreements in this Section 7.07 shall survive the payment in full of all amounts payable under this Agreement.

7.08 SALE AND RELEASE OF PLEDGED SHARES.

     (a) Sale of Pledged Shares. Notwithstanding any provision set forth in any of the Loan Documents to the contrary and subject to Section 7.08(f), the Agent and each Lender agrees that after the occurrence and during the continuance of a Borrower Event of Repayment relating specifically to any Borrower (and not to a Program Event of Default), the effect of which is to cause the Obligations of such Borrower to be due and payable, subject to the provisions of Sections 7.08(b), (d), and (f) below, it will not demand that the Company pay any portion of the Guaranteed Debt with respect to such Borrower until after the Agent has used reasonable efforts to sell the Pledged Shares of such Borrower, such sale to be consummated in one or a series of open market transactions through one or more reputable broker-dealers (including any Bank One affiliate) at the then fair market value of such Pledged Shares.

     (b) Conditions to Sale of Pledged Shares. The obligation of the Agent and Lenders not to demand payment hereunder pursuant to Section 7.08(a) shall expire five Business Days after the Agent has commenced using its reasonable efforts to sell the applicable Pledged Shares as provided in Section 7.08(a). Additionally, such obligation is subject to the following conditions:

          (i) none of the following has occurred at the time of such Borrower Event of Repayment or shall occur thereafter:

                    (A) a  suspension  or  material  limitation  in  trading  in securities generally or trading in the Common Stock of the Company on the New York Stock Exchange or any other exchange upon which the Common Stock of the Company may then be traded;

                    (B) a general moratorium on commercial banking activities in
               New  York  is   declared   by  any  Federal  or  New  York  State
               authorities;

                    (C) the  Agent is  prohibited  or  materially  limited  from selling the Pledged Shares as a result of any federal or state securities laws (including, without limitation, the rules promulgated thereunder relating to the disclosure of material
               information);   or

                    (D) any other event (including, without limitation, commencement of any bankruptcy or insolvency action, suit, other action or litigation, filing of any claim or any other similar proceeding or any change in any applicable law) has occurred which, in the reasonable opinion of the Agent, would prohibit, have a material adverse effect on, or materially limit or delay the Agent's ability to sell the Pledged Shares as contemplated by the terms of Section 7.08.

          (ii) The Company agrees that in any sale of any of the Pledged Shares, the Agent is authorized to comply with any limitation or restriction in connection with such sale as counsel may advise the Agent is necessary, in the reasonable opinion of such counsel, in order to avoid any violation of applicable law (including, without limitation, compliance with such procedures as may restrict the number of prospective bidders and purchasers, require that such prospective bidders and purchasers have certain qualifications, and restrict such prospective bidders and purchasers to persons who will represent and agree that they are purchasing for their own account for investment and not with a view to the distribution or resale of such Collateral), or in order to obtain any required approval of the sale or of the purchaser by any governmental regulatory authority or official, and the Company further agrees that such compliance shall not result in such sale being considered or deemed not to have been made in a commercially reasonable manner, nor shall the Agent be liable or accountable to the Company for any discount allowed by reason of the fact that such Pledged Shares are sold in compliance with any such limitation or restriction.

          (iii)The Company further agrees to indemnify and hold harmless the Agent and the Lenders and each of their respective officers, directors, employees, agents, successors and assigns, and any Person in control of any thereof, from and against any loss, liability, claim, damage and expense, including, without limitation, reasonable attorneys' fees actually incurred (in this paragraph collectively called the "Indemnified Liabilities"), under federal and state securities laws or otherwise resulting from the action or failure to act by the Company or any Borrower; provided, that no such Person shall have the right to be indemnified hereunder for its own gross negligence or willful misconduct as determined by a court of competent jurisdiction.

     (c) Release of Pledged Shares. The Agent agrees that, so long as none of the events set forth in Section 7.08(b)(i) has occurred, it shall not release any of the Pledged Shares of any Borrower from the Lien granted under the Pledge Agreement until after the termination of this Agreement and the Guaranty of the Company hereunder with respect to such Borrower. Notwithstanding the foregoing, the Company and the Lenders agree that the Agent shall be entitled to (i) release the Pledged Shares of such Borrower if such Pledged Shares are replaced by a like number of shares of additional Common Stock of the Company,
          (ii) sell the Pledged Shares pursuant to Section 7.08(a), (iii) subject to the application of the net proceeds of such sale to the Obligations of a Borrower in accordance with Section 3(d)(iv) of the Pledge Agreement, sell or release for sale any or all of the Pledged Shares of such Borrower upon the request of such Borrower and (iv) release any of the Pledged Shares in any other circumstances which the Lenders deem appropriate in their sole and absolute discretion.

     (d) Borrower Event of Repayment. The Company hereby acknowledges and agrees that Sections 7.08(a) and (c) shall not apply to any Program Event of Default or a Borrower Event of Repayment set forth in Section 5(a) of the Notes occurring on the Maturity Date and, upon the occurrence of a Program Event of Default or such Borrower Event of Repayment, the Agent expressly reserves its rights and remedies under this Agreement to demand payment hereunder to satisfy the Guaranteed Debt and the Guaranty of the Company hereunder whether or not the Agent has sold or attempted to sell the Pledged Shares of any Borrower or otherwise exercised its rights and remedies under any Pledge Agreement or any other Loan Document. Furthermore nothing contained herein shall be deemed to prohibit or limit in any way whatsoever the Agent's or any Lender's right or ability to receive its portion of the assets of the Company upon the exercise by the agent or the lenders under the Existing Credit Agreement of their rights and remedies under the Existing Credit Agreement and related documents or any other creditor of the Company.

     (e) Application of Excess Funds. If after compliance by the Agent with the provisions set forth in Section 7.08(a), any Obligations remain unpaid with respect to any applicable Borrower, any funds of the Company held by the Agent may be applied by the Agent against the payment of the Obligations of such Borrower. The Agent, prior to applying such funds against the Obligations of such Borrower, will certify to the Company
          (a) if the  Pledged  Shares  of such  Borrower  are sold  pursuant  to
          Section 7.08(a), the net proceeds (including a calculation thereof in reasonable detail) received by the Agent from the sale of such Pledged Shares and (b) if the Pledged Shares of such Borrower are not sold pursuant to Section 7.08(a), the reason or reasons why such sale could not be accomplished. Any funds remaining after application thereof to the Obligations as set forth above shall be returned to the Company. The Agent agrees that it shall deliver to the Company, after the application of such funds to the Obligations of such Borrower, a calculation in reasonable detail of the Obligations of such Borrower (including principal and interest of the Loans and any Early Payment Fees with respect to such Borrower) and the application of such funds thereto.

     (f) No Requirement to Comply with Section 7.08(a) in Certain Circumstances. Notwithstanding the provisions of Section 7.08(a), the Agent shall not be required to attempt to sell the Pledged Shares of any Borrower in the manner contemplated by Section 7.08(a) prior to demanding payment from the Company in respect of such Borrower's Obligations if (a) the Agent would not be legally permitted to do so by reason of restrictions imposed by the United States Bankruptcy Code (it being understood that the Agent shall not be obligated to seek relief from any "automatic stay" or similar restriction), (b) the Agent would be required to comply with any restrictions on the immediate sale of such Pledged Shares imposed by federal securities laws or regulations, (c) in respect of the Loan of any Borrower, if the Agent shall not have received (i) counterparts, duly executed by such Borrower, of all documents contemplated by this Agreement to be executed by such Borrower or (ii) a duly perfected first priority security interest in all shares of Common Stock of the Company purchased by such Borrower with proceeds of such Loans or (d) the Agent or the Required Lenders decide in their sole discretion not to attempt to sell any Pledged Shares. The decision of the Agent or the Required Lenders to not attempt to sell the Pledged Share of any Borrower shall not negate, release or otherwise affect the Guaranty.


7.09 MISCELLANEOUS.

     (a) Any determination by a court of competent jurisdiction of the amount of any Guaranteed Debt owing by any Borrower to the Lenders shall be conclusive and binding on the Company irrespective of whether the Company was a party to the suit or action in which such determination was made.

     (b) Subject to the provisions of Section 7.06, this Guaranty shall continue in effect until this Agreement has terminated, the Guaranteed Debt has been paid in full and the other conditions of this Guaranty have been satisfied.

     (c) In addition to and without limitation of any rights, powers or remedies of the Agent or the Lenders under applicable law, any time after maturity of the Guaranteed Debt, whether by acceleration or otherwise, the Agent or the Lenders may, in their sole discretion, with notice after the fact to the Company and regardless of the acceptance of any security or collateral for the payment hereof, appropriate and apply toward the payment of the Guaranteed Debt (i) any indebtedness due or to become due from any of the Lenders to the Company and (ii) any moneys, credits or other property belonging to the Company (including all account balances, whether provisional or final and whether or not collected or available but excluding any Margin Stock) at any time held by or coming into the possession of any of the Agent or any Lender whether for deposit or otherwise.

     (d) Wherever possible, each provision of this Guaranty shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Guaranty shall be prohibited by or invalid under such law, such provision shall be ineffective to the extent of such prohibition or invalidity without invalidating the remainder of such provision or the remaining provisions of this Guaranty.

                                   ARTICLE VIII

                                    THE AGENT

8.01 APPOINTMENT; NATURE OF RELATIONSHIP. Bank One, NA is hereby appointed by each of the Lenders as its contractual representative (herein referred to as the "Agent") hereunder and under each other Loan Document, and each of the Lenders irrevocably authorizes the Agent to act as the contractual representative of such Lender with the rights and duties expressly set forth herein and in the other Loan Documents. The Agent agrees to act as such contractual representative upon the express conditions contained in this Article VIII. Notwithstanding the use of the defined term "Agent," it is expressly understood and agreed that the Agent shall not have any fiduciary responsibilities to any Lender by reason of this Agreement or any other Loan Document and that the Agent is merely acting as the contractual representative of the Lenders with only those duties as are expressly set forth in this Agreement and the other Loan Documents. In its capacity as the Lenders' contractual representative, the Agent (i) does not hereby assume any fiduciary duties to any of the Lenders, (ii) is a "representative" of the Lenders within the meaning of Section 1-201 of the Uniform Commercial Code and (iii) is acting as an independent contractor, the rights and duties of which are limited to those expressly set forth in this Agreement and the other Loan Documents. Each of the Lenders hereby agrees to assert no claim against the Agent on any agency theory or any other theory of liability for breach of fiduciary duty, all of which claims each Lender hereby waives.

8.02 POWERS. The Agent shall have and may exercise such powers under the Loan Documents as are specifically delegated to the Agent by the terms of each thereof, together with such powers as are reasonably incidental thereto. The Agent shall have no implied duties to the Lenders, or any obligation to the Lenders to take any action thereunder except any action specifically provided by the Loan Documents to be taken by the Agent.

8.03 General IMMUNITY. Neither the Agent nor any of its directors, officers, employees, or agents in their capacity as representatives of the Agent shall be liable to the Company, the Lenders or any Borrower for any action taken or omitted to be taken by it or them hereunder or under any other Loan Document or in connection herewith or therewith except to the extent such action or inaction is determined in a final non-appealable judgment by a court of competent jurisdiction to have arisen from the gross negligence or willful misconduct of such Person.

8.04 NO RESPONSIBILITY FOR LOANS, RECITALS, ETC. Neither the Agent nor any of its directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into, or verify (a) any statement, warranty or representation made in connection with any Loan Document or any borrowing hereunder; (b) the performance or observance of any of the covenants or agreements of any obligor under any Loan Document, including, without limitation, any agreement by an obligor to furnish information directly to each Lender; (c) the satisfaction of any condition specified in
     Article III, except receipt of items required to be delivered solely to the Agent; (d) the existence or possible existence of any Program Event of Default, Unmatured Default or Borrower Event of Repayment; (e) the validity, enforceability, effectiveness, sufficiency or genuineness of any Loan Document or any other instrument or writing furnished in connection therewith; (f) the value, sufficiency, creation, perfection or priority of any Lien in any collateral security; or (g) the financial condition of any Borrower or the Company or any of its Subsidiaries. The Agent shall have no duty to disclose to the Lenders information that is not required to be furnished by the Company to the Agent at such time, but is voluntarily furnished by the Company to the Agent (either in its capacity as Agent or in its individual capacity).

8.05 ACTION ON INSTRUCTIONS OF LENDERS. The Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder and under any other Loan Document in accordance with written instructions signed by the Required Lenders, and such instructions and any action taken or failure to act pursuant thereto shall be binding on all of the Lenders and all holders of Notes. The Lenders hereby acknowledge that the Agent shall be under no duty to take any discretionary action permitted to be taken by it pursuant to the provisions of this Agreement or any other Loan Document unless it shall be requested in writing to do so by the Required Lenders. The Agent shall be fully justified in failing or refusing to take any action hereunder and under any other Loan Document unless it shall first be indemnified to its satisfaction by the Lenders Pro-rata against any and all liability, cost and expense that it may incur by reason of taking or continuing to take any such action.

8.06 EMPLOYMENT OF AGENTS AND COUNSEL. The Agent may execute any of its duties as Agent hereunder and under any other Loan Document by or through employees, agents, and attorneys-in-fact and shall not be answerable to the Lenders for the default or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. The Agent shall be entitled to advice of counsel concerning the contractual arrangement between the Agent and the Lenders and all matters pertaining to the Agent's duties hereunder and under any other Loan Document.

8.07 RELIANCE ON DOCUMENTS; COUNSEL. The Agent shall be entitled to rely upon any Note, notice, consent, certificate, affidavit, letter, telegram, statement, paper or document believed by it to be genuine and correct and to have been signed or sent by the proper person or persons, and, in respect to legal matters, upon the opinion of counsel selected by the Agent, which counsel may be employees of the Agent.

8.08 AGENT'S REIMBURSEMENT AND INDEMNIFICATION. The Lenders agree to reimburse and indemnify the Agent ratably in proportion to their respective Commitments (or, if the Commitments have been terminated, in proportion to their Commitments immediately prior to such termination) (a) for any amounts not reimbursed by the Company or the Borrowers for which the Agent is entitled to reimbursement by the Company or the Borrowers under the Loan Documents, (b) for any other expenses incurred by the Agent on behalf of the Lenders, in connection with the preparation, execution, delivery, administration and enforcement of the Loan Documents (including, without limitation, for any expenses incurred by the Agent in connection with any dispute between the Agent and any Lender or between two or more of the Lenders) and (c) for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of the Loan Documents or any other document delivered in connection therewith or the transactions contemplated thereby (including, without limitation, for any such amounts incurred by or asserted against the Agent in connection with any dispute between the Agent and any Lender or between two or more of the Lenders), or the enforcement of any of the terms of the Loan Documents or of any such other documents, provided that no Lender shall be liable for any of the foregoing to the extent any of the foregoing is found in a final non-appealable judgment by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of the Agent. The obligations of the Lenders under this Section 8.08 shall survive payment of the Obligations and termination of this Agreement.

8.09 NOTICE OF DEFAULT. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Program Event of Default, Unmatured Default or Borrower Event of Repayment unless the Agent has received written notice from a Lender or the Company referring to this Agreement describing such Program Event of Default, Unmatured Default or Borrower Event of Repayment and stating that such notice is a "notice of default". In the event that the Agent receives such a notice, the Agent shall give prompt notice thereof to the Lenders.

8.10 RIGHTS AS A LENDER. In the event the Agent is a Lender, the Agent shall have the same rights and powers hereunder and under any other Loan Document with respect to its Commitment and its Loans as any Lender and may exercise the same as though it were not the Agent, and the term "Lender" or "Lenders" shall, at any time when the Agent is a Lender, unless the context otherwise indicates, include the Agent in its individual capacity. The Agent and its Affiliates may accept deposits from, lend money to, and generally engage in any kind of trust, debt, equity or other transaction, in addition to those contemplated by this Agreement or any other Loan Document, with the Company, any of its Subsidiaries or any Borrower in which the Company, or such Subsidiary or such Borrower is not restricted hereby from engaging with any other Person. The Agent, in its individual capacity, is not obligated to remain a Lender.

8.11 LENDER CREDIT DECISION. Each Lender acknowledges that it has, independently and without reliance upon the Agent, the Arranger or any other Lender and based on the financial statements prepared by the Company and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement and the other Loan Documents. Each Lender also acknowledges that it will, independently and without reliance upon the Agent, the Arranger or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement and the other Loan Documents.

8.12 SUCCESSOR AGENT. The Agent may resign at any time by giving written notice thereof to the Lenders and the Company, such resignation to be effective upon the appointment of a successor Agent or, if no successor Agent has been appointed, forty-five days after the retiring Agent gives notice of its intention to resign. The Agent may be removed at any time with or without cause by written notice received by the Agent from the Required Lenders, such removal to be effective on the date specified by the Required Lenders. Upon any such resignation or removal, the Required Lenders shall have the right to appoint, on behalf of the Company and the Lenders, a successor Agent. If no successor Agent shall have been so appointed by the Required Lenders within thirty days after the resigning Agent's giving notice of its intention to resign, then the resigning Agent may appoint, on behalf of the Company and the Lenders, a successor Agent. Notwithstanding the previous sentence, the Agent may at any time without the consent of the Company or any Lender, appoint any of its Affiliates which is a commercial bank as a successor Agent hereunder. If the Agent has resigned or been removed and no successor Agent has been appointed, the Lenders may perform all the duties of the Agent hereunder and the Company shall make all payments in respect of the Obligations to the applicable Lender and for all other purposes shall deal directly with the Lenders. No successor Agent shall be deemed to be appointed hereunder until such successor Agent has accepted the appointment. Any such successor Agent shall be a commercial bank having capital and retained earnings of at least $100,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the resigning or removed Agent. Upon the effectiveness of the resignation or removal of the Agent, the resigning or removed Agent shall be discharged from its duties and obligations hereunder and under the Loan Documents. After the effectiveness of the resignation or removal of an Agent, the provisions of this Article VIII shall continue in effect for the benefit of such Agent in respect of any actions taken or omitted to be taken by it while it was acting as the Agent hereunder and under the other Loan Documents.

8.13 NOTES. The Agent shall retain possession of the Notes on behalf of the Lenders. Each Lender shall be entitled, upon request, to examine or receive a copy of any Note. The Agent shall have only the duty to exercise reasonable care in the custody and preservation of the Notes, which duty shall be fully satisfied if the Agent accords such Notes treatment substantially the same as that which it accords similar property owned by it. If any Borrower has issued Replacement Notes (as defined in the Note) pursuant to Section 15 of his or her Note, then upon the request of any Lender the Agent shall deliver to such Lender the Replacement Note payable to its order.

8.14 AGENT'S FEE. The Company agrees to pay to the Agent, for its own account, the fees agreed to by the Company and Bank One pursuant to that certain fee letter dated March 21, 2000, or as otherwise agreed from time to time.

8.15 DELEGATION TO AFFILIATES. The Company and the Lenders agree that the Agent may delegate any of its duties under this Agreement to any of its Affiliates. Any such Affiliate (and such Affiliate's directors, officers, agents and employees) which performs duties in connection with this Agreement shall be entitled to the same benefits of the indemnification, waiver and other protective provisions to which the Agent is entitled under Articles VIII and XII.


                                   ARTICLE IX

                                RATABLE PAYMENTS

9.01 RATABLE PAYMENTS. If any Lender, whether by setoff or otherwise, has payment made to it upon its Advances (other than payments received pursuant to Section 2.05 or Section 12.08) in a greater proportion than its Pro-rata share of all such Loans, such Lender agrees, promptly upon demand, to purchase a portion of the Loans held by the other Lenders so that after such purchase each Lender will hold its ratable proportion of Loans. If any Lender, whether in connection with setoff or amounts which might be subject to setoff or otherwise, receives collateral or other protection for its Obligations or such amounts which may be subject to setoff, such Lender agrees, promptly upon demand, to take such action necessary such that all Lenders share in the benefits of such collateral ratably in proportion to their Loans. In case any such payment is disturbed by legal process, or otherwise, appropriate further adjustments shall be made.


                                    ARTICLE X

                BENEFIT OF AGREEMENT; ASSIGNMENTS; PARTICIPATIONS

10.01 SUCCESSORS AND ASSIGNS. The terms and provisions of the Loan Documents shall be binding upon and inure to the benefit of the Company and the Lenders and their respective successors and assigns, except that the Company shall not have the right to assign its rights or obligations under the Loan Documents, provided that any assignment by any Lender must be made in compliance with Section 10.03. Notwithstanding the preceding sentence, any Lender may at any time, without the consent of the Company or the Agent, assign all or any portion of its rights under this Agreement and its Notes to a Federal Reserve Bank; provided, however, that no such assignment to a Federal Reserve Bank shall release the transferor Lender from its obligations hereunder. The Agent may treat the payee of any Note as the owner thereof (to the extent of its Pro-rata interest therein) for all purposes hereof unless and until such payee complies with Section 10.03 in the case of an assignment thereof or, in the case of any other transfer, a written notice of the transfer is filed with the Agent. Any assignee or transferee of a Note agrees by acceptance thereof to be bound by all the terms and provisions of the Loan Documents. Any request, authority or consent of any Person, who at the time of making such request or giving such authority or consent is the holder of any Note, shall be conclusive and binding on any subsequent holder, transferee or assignee of such Note or of any Note or Notes issued in exchange therefor.

10.02 PARTICIPATIONS.

     (a) Permitted Participants; Effect. Any Lender may, in the ordinary course of its business and in accordance with applicable law, at any time sell to one or more banks or other entities ("Participants") participating interests in any Advance owing to such Lender, any Note held by or payable to such Lender or any other interest of such Lender under the Loan Documents. In the event of any such sale by a Lender of participating interests to a Participant, such Lender's obligations under the Loan Documents shall remain unchanged, such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, such Lender shall remain the holder of any such Note for all purposes under the Loan Documents, all amounts payable by the Company under this Agreement or by the Borrowers under the Notes shall be determined as if such Lender had not sold such participating interests, and the Company, the Borrowers and the Agent shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under the Loan Documents.

     (b) Voting Rights. Each Lender shall retain the sole right to approve, without the consent of any Participant, any amendment, modification or waiver of any provision of the Loan Documents other than any amendment, modification or waiver which effects any of the modifications referenced in clauses (a)(i) through (v) of Section 12.01.

     (c) Benefit of Setoff. The Company agrees that each Participant shall be deemed to have the right of setoff provided in Section 7.08(c) in respect of its participating interest in amounts owing under the Loan Documents to the same extent as if the amount of its participating interest were owing directly to it as a Lender under the Loan Documents; provided, that each Lender shall retain the right of setoff provided in Section 7.08(c) with respect to the amount of participating interests sold to each Participant. The Lenders agree to share with each Participant, and each Participant, by exercising the right of setoff provided in Section 7.08(c), agrees to share with each Lender, any amount received pursuant to the exercise of its right of setoff, such amounts to be shared in accordance with Section 9.01 as if each Participant were a Lender.

10.03 ASSIGNMENTS.

     (a) Permitted Assignments. Any Lender may, in the ordinary course of its business and in accordance with applicable law, at any time assign to one or more banks or other entities ("Purchasers") all or any part of its rights and obligations under the Loan Documents, provided that with respect to any partial assignment, except as the Agent may otherwise agree, such Lender ratably assigns its interest in all of the Notes and, in the case of an assignment to a Person which is not a Lender or an Affiliate of a Lender, such assignment shall be in the minimum amount of $5,000,000 or, if less, all of the assigning Lender's interests in the Notes. Such assignment shall be substantially in the form from time to time specified by the Agent or in such other form as may be agreed to by the parties thereto. The consent of the Agent and, so long as no Program Event of Default is pending, the Company shall be required prior to an assignment becoming effective with respect to a Purchaser which is not a Lender or an
          Affiliate thereof. Such consent, in each case, shall not be unreasonably withheld in the case of an assignment to a Person which is an Eligible Assignee.

     (b) Effect; Effective Date. Upon (a) delivery to the Agent of a notice of assignment, substantially in the form from time to time specified by the Agent (a "Notice of Assignment"), together with any consents required by Section 10.03(a), and (b) payment of a $3,500 fee to the Agent by the transferor Lender for processing such assignment, such assignment shall become effective on the effective date specified in such Notice of Assignment. On and after the effective date of such assignment, (a) such Purchaser shall for all purposes be a Lender party to this Agreement and any other Loan Document executed by the Lenders and shall have all the rights and obligations of a Lender under the Loan Documents, to the same extent as if it were an original party hereto, and (b) the transferor Lender shall be released with respect to the percentage of the Loans assigned to such Purchaser without any further consent or action by the Company, the Borrowers, the Lenders or the Agent. Upon the consummation of any assignment to a Purchaser pursuant to this Section 10.03(b), the transferor Lender, the Agent, the Borrowers and the Company shall make appropriate arrangements so that replacement Notes are issued to the Agent to be held on behalf of such transferor Lender and new Notes or, as appropriate, replacement Notes, are issued to the Agent to be held on behalf of such Purchaser, in each case in principal amounts reflecting their percentage of the Loans, as adjusted pursuant to such assignment.

10.04 DISSEMINATION OF INFORMATION. The Company authorizes each Lender to disclose to any Participant or Purchaser or any other Person acquiring an interest in the Loan Documents by operation of law (each a "Transferee") and any prospective Transferee any and all information in such Lender's possession concerning the creditworthiness of the Company, its Subsidiaries and the Borrowers, provided such Person agrees in writing to keep such information confidential and use the same only for the purpose of making credit determinations in connection with the financing contemplated hereby and to enforce rights it may have, except that such Person shall not be restricted from disclosing such information as is (a) required to be disclosed to any regulatory or administrative body or commission, (b) required to be disclosed by subpoena or similar process of applicable law,
     (c) disclosed to counsel, auditors, and other professional advisors used by such Person on a need-to-know basis, or (d) deemed necessary by such Person to be disclosed in conjunction with any litigation between the Company or any Borrower and such Person, or relating to the financing contemplated hereby.

10.05 TAX TREATMENT. If any interest in any Loan Document is transferred to any Transferee which is organized under the laws of any jurisdiction other than the United States of America or any State thereof, the transferor Lender shall cause such Transferee, concurrently with the effectiveness of such transfer, to comply with the provisions of Section 12.16.


                                   ARTICLE XI

                                     NOTICES

11.01 GIVING NOTICE. All notices and other communications provided to any party hereto under this Agreement or any other Loan Document shall be in writing, by facsimile, first class U.S. mail or courier and addressed or delivered to such party at its address set forth below its signature hereto or at such other address as may be designated by such party in a notice to the other parties. Any notice, if mailed and properly addressed with first class postage prepaid, return receipt requested, shall be deemed given three Business Days after deposit in the U.S. mail; any notice, if transmitted by facsimile, shall be deemed given when transmitted if a confirmation of transmission to the addressee is then generated by the sender's fax machine (and a copy thereof is simultaneously posted in first class U.S. mail); and any notice given by courier shall be deemed given when received by the addressee.

11.02 CHANGE OF ADDRESS. The Company, the Agent and any Lender may each change the address for service of notice upon it by a notice in writing to the other parties hereto.


                                   ARTICLE XII

                                  MISCELLANEOUS

12.01 AMENDMENTS.

     (a) Subject to the provisions of this Section 12.01 and subject to Section 10 in each of the Notes, the Required Lenders (or the Agent with the consent in writing of the Required Lenders) and the Company or a Borrower, as applicable, may enter into agreements supplemental hereto for the purpose of adding or modifying any provisions to the Loan Documents or changing in any manner the rights of the Lenders, the Company hereunder or thereunder or waiving any Program Event of Default or Borrower Event of Repayment hereunder; provided, however, that no such supplemental agreement shall, without the consent of each Lender affected thereby:

          (i) Extend the final maturity of any Loan or Note or reduce the principal amount thereof, or reduce the rate or amount, or extend the time of payment, of interest or fees or other amounts payable thereunder;

          (ii) Reduce the percentage specified in the definition of Required Lenders;

          (iii) Release the Company from its obligations under the Guaranty;

          (iv) Amend this Section 12.01;

          (v) Permit any assignment by the Company of its Obligations or its rights hereunder; or

          (vi) Release any collateral securing any Borrower's Obligations, other than as expressly permitted under the Loan Documents.

     (b) No amendment of any provision of this Agreement relating to the Agent shall be effective without the written consent of the Agent. The Agent may waive payment of the fee required under Section 10.03(b) or any administrative fee payable under any Note without obtaining the consent of any other party to this Agreement. The Lenders shall not consent to any amendment or modification of any Note increasing the principal amount thereof or the rate of interest payable thereon without the consent of the Company. The Company hereby consents to the Note amendments contemplated by Section 3.03.

     (c) Notwithstanding the foregoing, upon the agreement of the Company and the Agent upon the Pricing Information, Schedule 2.05(A) shall be deemed amended to include such information on such Schedule.

12.02 PRESERVATION OF RIGHTS. No delay or omission of the Lenders or the Agent to exercise any right under the Loan Documents shall impair such right or be construed to be a waiver of any Program Event of Default or an acquiescence therein. Any single or partial exercise of any such right shall not preclude other or further exercise thereof or the exercise of any other right, and no waiver, amendment or other variation of the terms, conditions or provisions of the Loan Documents whatsoever shall be valid unless in writing signed by the Lenders required pursuant to Section 12.01, and then only to the extent in such writing specifically set forth. No waiver by the Agent or the Lenders of any default shall operate as a waiver of any other default or the same default on a future occasion, and no action by the Agent or the Lenders permitted hereunder shall in any way affect or impair the Agent's or the Lenders' rights or powers, or the obligations of the Company under this Agreement. All remedies contained in the Loan Documents or by law afforded shall be cumulative and all shall be available to the Agent and the Lenders until the Obligations have been paid in full.

12.03 SURVIVAL OF REPRESENTATIONS. All representations and warranties of the Company contained in this Agreement or in any Loan Document shall survive delivery of the Notes and the making of the Loans herein contemplated.

12.04 GOVERNMENTAL REGULATION. Anything contained in this Agreement to the contrary notwithstanding, no Lender shall be obligated to extend credit to any Borrower in violation of any limitation or prohibition provided by any applicable statute or regulation.

12.05 HEADINGS. Section headings in the Loan Documents are for convenience of reference only, and shall not govern the interpretation of any of the provisions of the Loan Documents.

12.06 ENTIRE AGREEMENT. The Loan Documents embody the entire agreement and understanding among the Company, the Agent and the Lenders and supersede all prior agreements and understandings between the Company, the Agent and the Lenders relating to the subject matter thereof other than the fee letter dated March 21, 2000 between the Company and Bank One.

12.07 SEVERAL OBLIGATIONS; Benefits of this Agreement. The respective obligations of the Lenders hereunder are several and not joint and no Lender shall be the partner or agent of any other (except to the extent to which the Agent is authorized to act as such). The failure of any Lender to perform any of its obligations hereunder shall not relieve any other Lender from any of its obligations hereunder. This Agreement shall not be construed so as to confer any right or benefit upon any Person other than the parties to this Agreement and their respective successors and assigns. This Agreement is not intended to, and shall not be construed to, create any rights (contractual, equitable, pursuant to law or otherwise) in favor of any Borrower against the Agent, any Lenders or the Company, and no Borrower in his or her individual capacity shall have the right to enforce any rights of the Company hereunder.

12.08 EXPENSES; INDEMNIFICATION.

     (a) The Company shall reimburse the Agent for any costs, internal charges and out-of-pocket expenses (including reasonable attorneys' fees and time charges of attorneys for the Agent, which attorneys may be employees of the Agent) paid or incurred by the Agent in connection with the actual or proposed preparation, negotiation, execution, delivery, review, syndication, amendment, modification, and administration of the Loan Documents. The Company also agrees to reimburse the Agent and the Lenders for any costs, internal charges and out-of-pocket expenses (including, without limitation, reasonable attorneys' fees and expenses and time charges of attorneys for the Agent and the Lenders, which attorneys may be employees of the Agent or the Lenders) paid or incurred by the Agent or any Lender in connection with the collection and enforcement of the Loan Documents. The Company further agrees to indemnify and hold harmless the Agent and each Lender, and their respective affiliates (including, without limitation, Bank One Capital Markets, Inc. and Bank One Securities Corp.), agents, directors, officers and employees (the Agent and each of the aforementioned Persons being an "Indemnified Party") against all losses, claims, damages, penalties, judgments, liabilities and expenses, joint or several (including, without limitation, reasonable attorneys' fees and expenses and time charges of attorneys for the Agent and Lenders, which attorneys may be employees of the Agent or the Lenders, and all expenses of litigation or preparation therefor whether or not the such Indemnified Party is a party thereto) which any of them may become subject to or may pay or incur, whether arising under any foreign, federal or state law or regulation, at common law or otherwise, (including, without limitation, the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended and the regulations thereunder) arising out of or relating to this Agreement, any Note or the other Loan Documents, the transactions contemplated hereby or thereby, the purchase or sale of any Common Stock, any untrue statement or alleged untrue statement of a material fact contained in the Stock Purchase Program, any registration statement covering the Common Stock to be purchased as part of the Stock Purchase Program or any other document related thereto, the breach of any representation or warranty contained in this Agreement or the other Loan Documents, the direct or indirect application or proposed application of the proceeds of any Loan hereunder, any action brought or threatened by or on behalf of any Borrower in connection with its Loan, any claim made against any Indemnified Party by or on behalf of any Borrower in connection with its Loan or, to the extent permitted by law, any breach of any consumer lending, usury or similar law relating to the Loans; provided, however, that the Company shall not be required to indemnify any Indemnified Party against any losses, claims, damages, penalties, judgments, liabilities or expenses to the extent that they arise out of the gross negligence or willful misconduct of such Person. The obligations of the Company under this Section shall survive the termination of this Agreement and shall be in addition to any liability the Company may otherwise have.

     (b) If the indemnification provided for in Section 12.08(a) is due in accordance with its terms but is for any reason held by a court to be unavailable or insufficient to indemnify and hold harmless an
          Indemnified Party on grounds of public policy or otherwise, the Company shall contribute to the aggregate amount of such losses, claims, damages penalties, judgments, liabilities and expenses (including legal or other expenses reasonably incurred in connection with investigating or defending same) for which such indemnification is unavailable or insufficient (i) in such proportion as is appropriate to reflect the relative benefits received, or sought to be received by the Company, on the one hand, and the Indemnified Parties entitled to contribution, on the other hand, in the matters contemplated by this Agreement, the Notes and the Stock Purchase Program or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) above but also the relative fault of the Company on the one hand and the Indemnified Parties on the other hand in connection with the events, actions, statements, or omissions which resulted in such losses, claims, damages, penalties, judgments, liabilities and expenses as well as any other relevant equitable considerations. The relative benefits received, or sought to be received, by the Company on the one hand and the Indemnified Parties on the other hand in connection with the purchase of the Common Stock, the Loans and this Agreement shall be deemed to be in the same proportion that the total proceeds of the Loans received by the Eligible Persons in connection with the Stock Purchase Program bears to the total fees received by the Agent and the Lenders under this Agreement and the other Loan Documents. Any Indemnified Party entitled to contribution will, promptly after receipt of notice of commencement of any action, suit or proceeding against such Indemnified Party in respect of which a claim for contribution may be made against another party or parties under this
          Section 12.08(b), notify such party or parties from whom contribution may be sought, but the omission to so notify such party or parties shall not relieve the party or parties from whom contribution may be sought from any other obligation it or they may have hereunder or otherwise than under this Section 12.08(b).

12.09 NUMBERS OF DOCUMENTS. All statements, notices, closing documents, and requests hereunder shall be furnished to the Agent with sufficient counterparts so that the Agent may furnish one to each of the Lenders.

12.10 SEVERABILITY OF PROVISIONS. Any provision in any Loan Document that is held to be inoperative, unenforceable, or invalid in any jurisdiction shall, as to that jurisdiction, be inoperative, unenforceable, or invalid without affecting the remaining provisions in that jurisdiction or the operation, enforceability, or validity of that provision in any other jurisdiction, and to this end the provisions of all Loan Documents are declared to be severable.

12.11 NONLIABILITY OF LENDERS. The relationship between the Company and the Lenders and the Agent shall be solely that of guarantor and lender. Neither the Agent nor any Lender shall have any fiduciary responsibilities to the Company or any Borrower. Neither the Agent nor any Lender undertakes any responsibility to the Company or any Borrower to review or inform the Company or any Borrower of any matter in connection with any phase of the Company's business or operations. The Company agrees that neither the Agent nor any Lender shall have liability to the Company or any Borrower (whether sounding in tort, contract or otherwise) for losses suffered by the Company or any Borrower in connection with, arising out of, or in any way related to, the transactions contemplated and the relationship established by the Loan Documents, or any act, omission or event occurring in connection therewith, unless it is determined by a court of competent jurisdiction by final and non-appealable judgment that such losses resulted from the gross negligence or willful misconduct of the party from which recovery is sought.

12.12 CHOICE OF LAW. THE LOAN DOCUMENTS SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS, WITHOUT REGARD TO CONFLICT OF LAWS PROVISIONS, OF THE STATE OF ILLINOIS, BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKING ASSOCIATIONS, FEDERAL AGENCIES, BRANCHES OF FOREIGN BANKS AND OTHER FINANCIAL INSTITUTIONS.

12.13 CONSENT TO JURISDICTION. THE COMPANY, THE AGENT AND EACH LENDER HEREBY IRREVOCABLY SUBMIT TO THE NON-EXCLUSIVE JURISDICTION OF ANY UNITED STATES FEDERAL OR ILLINOIS STATE COURT SITTING IN CHICAGO IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO ANY LOAN DOCUMENTS AND THE PARTIES HEREBY IRREVOCABLY AGREE THAT ALL CLAIMS IN RESPECT OF SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN ANY SUCH COURT AND IRREVOCABLY WAIVE ANY OBJECTION THEY MAY NOW OR HEREAFTER HAVE AS TO THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN SUCH A COURT OR THAT SUCH COURT IS AN INCONVENIENT FORUM. NOTHING HEREIN SHALL LIMIT THE RIGHT OF THE AGENT OR ANY LENDER TO BRING PROCEEDINGS AGAINST THE COMPANY IN THE COURTS OF ANY OTHER JURISDICTION. ANY JUDICIAL PROCEEDING BY THE COMPANY AGAINST THE AGENT OR ANY LENDER OR ANY AFFILIATE OF THE AGENT OR ANY LENDER INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT SHALL BE BROUGHT ONLY IN A COURT IN CHICAGO, ILLINOIS.

12.14 WAIVER OF JURY TRIAL. THE COMPANY, THE AGENT AND EACH LENDER HEREBY WAIVE TRIAL BY JURY IN ANY JUDICIAL PROCEEDING INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE) IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT OR THE RELATIONSHIP ESTABLISHED THEREUNDER.

12.15 DISCLOSURE. The Company and each Lender hereby (a) acknowledge and agree that Bank One and/or its Affiliates from time to time may hold other investments in, make other loans to or have other relationships with the Company or any Borrower, including, without limitation, in connection with any interest rate hedging instruments or agreements or swap transactions, and (b) waive any liability of Bank One or such Affiliate to the Company, any Borrower or any Lender, respectively, arising out of or resulting from such investments, loans or relationships in, to or with any Borrower other than liabilities arising out of the gross negligence or willful misconduct of Bank One or its Affiliates.

12.16 WITHHOLDING TAX EXEMPTION. At least five Business Days prior to the first date on which interest or fees are payable hereunder for the account of any Lender, each Lender that is not incorporated under the laws of the United States of America or a state thereof, agrees that it will deliver to the Company and the Agent two duly completed and correct copies of United States of America Internal Revenue Service Form 1001 or 4224, certifying in either case that such Lender is entitled to receive all payments under this Agreement and the Notes without deduction or withholding of any United States federal income taxes. Each Lender which so delivers a Form 1001 or 4224 (or successor form) further undertakes to deliver to the Company and the Agent two additional duly completed and correct copies of such form (or a successor form) on or before the date that such form expires (currently, three successive calendar years for Form 1001 and one calendar year for Form 4224) or becomes obsolete or after the occurrence of any event requiring a change in the most recent forms so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Company or the Agent, in each case certifying that such Lender is entitled to receive all payments under this Agreement and the Notes without deduction or withholding of any United States of America federal income taxes, unless an event (including without limitation any change in treaty, law or regulation) has occurred after the date hereof and prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Lender from duly completing and delivering any such form with respect to it and such Lender advises the Company and the Agent that it is not capable of receiving payments without any deduction or withholding of United States of America federal income tax.

12.17 EXECUTION IN COUNTERPARTS. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement. Delivery of an executed counterpart of a signature page to this Agreement by telecopier shall be effective as delivery of a manually executed counterpart of this Agreement.





         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                 FRANKLIN COVEY CO.


                 By:   /s/ Val J. Christensen
                    -----------------------------------------------------------
                 Name:
                      ---------------------------------------------------------
                 Title:
                       --------------------------------------------------------

                 Address: 2200 West Parkway Boulevard
                                   Salt Lake City, Utah 84119

                 Attn:             Val J. Christensen

                 Telecopy:         (801) 817-4291
                 Telephone:        (801) 817-7102


                 BANK ONE, NA, individually and as Agent


                 By:   /s/ James P. Moore
                    -----------------------------------------------------------
                 Name:
                      ---------------------------------------------------------
                 Title:
                       --------------------------------------------------------

                 Address:     777 South Figueroa Street
                              4th Floor, IL1-4001
                              Los Angeles, CA 90017

                 Attn:        James P. Moore

                 Telecopy:    (213) 683-4999
                 Telephone:   (213) 683-4966


                 with a copy to:

                 Address:     1 Bank One Plaza
                              Chicago, Illinois  60670

                 Attn:        Chapin Bates

                 Telecopy:    (312) 732-5645
                 Telephone:   (312) 732-8762

                                   SCHEDULE I


                                   COMMITMENTS


                    Lender                         Commitment
                    ------                         ----------
                  Bank One, NA                     $16,500,000
                                                   ----------

                    Total                          $16,500,000
                                                   ==========

                                  SCHEDULE 1.01


QUARTERLY DATES*

                                 March 31, 2000
                                  June 30, 2000
                               September 30, 2000
                                December 31, 2000
                                 March 31, 2001
                                  June 30, 2001
                               September 30, 2001
                                December 31, 2001
                                 March 31, 2002
                                  June 30, 2002
                               September 30, 2002
                                December 31, 2002
                                 March 31, 2003
                                  June 30, 2003
                               September 30, 2003
                                December 31, 2003
                                 March 31, 2004
                                  June 30, 2004
                               September 30, 2004
                                December 31, 2004
                                 March 30, 2005

                                SCHEDULE 2.05(A)


                              FIXED REFERENCE RATES



                From To
Rate            (and including)                           (and excluding)


   [to be agreed upon by the Company and the Agent pursuant to Section 2.02(b)]

                                SCHEDULE 2.05(B)


                       ZERO COUPON DISCOUNTING METHODOLOGY









P1 = The first remaining fixed payment as defined as the next fixed payment outstanding in the contract.

DF1 = The first discount factor defined as                 1
                                                   ------------------
                                                  [1 + (R0 x D0/360)]

DFi = The ith discount factor for each remaining fixed payment date will be determined using the Zero Coupon Rate derived from the appropriate LIBOR rate and the rates implied by the "90 Day Euro$" futures contracts traded at the Chicago Mercantile Exchange (IMM) as applicable to each ith payment date.

R0 = The LIBOR rate quoted on an Annual, Actual/360 basis (expressed as a percent in decimal form) applicable for the number of days between the Conversion Date and the first (remaining) Quarterly Date.

D0  = The number of days between the Closing Date and the next fixed  Quarterly
      Date.

Di  = The number of days  between  the Break  Date and the next fixed  Quarterly
      Date.

Pi  = The ith fixed payment remaining as defined in the contract.

N   = The number of fixed payments remaining less one.



-----------------------------------------------------
  * If any Quarterly Date is not a Business Day, then such Quarterly Date shall be the next succeeding Business Day.

EXHIBIT 10.15

                              FIRST AMENDMENT
                                     TO
                       FACILITY AND GUARANTY AGREEMENT


     This Amendment (the "Amendment") is entered into as of May ___, 2000 by and among FRANKLIN COVEY CO., a Utah corporation (the "Company"), BANK ONE, NA, a national banking association with its principal office in Chicago, Illinois, individually and as agent (the "Agent") and the other financial institutions signatory hereto.

                                    RECITALS

     A. The Borrower, the Agent and the Lenders are party to that certain Facility and Guaranty Agreement dated as of March 27, 2000 (the "Facility Agreement"). Unless otherwise specified herein, capitalized terms used in this Amendment shall have the meanings ascribed to them by the Facility Agreement.

     B. The Borrower, the Agent and the undersigned Lenders wish to amend the Facility Agreement on the terms and conditions set forth below.

     Now, therefore, in consideration of the mutual execution hereof and other good and valuable consideration, the parties hereto agree as follows:

1. AMENDMENT TO FACILITY AGREEMENT. The Facility Agreement shall be amended as follows:

     Section 1.1. Amendment of Recitals. Recital A is amended by deleting the words "in the aggregate principal amount of up to $15,000,000".

     Section 1.2. Amendment of Section 2.01(a). Section 2.01(a) is amended by deleting "$16,000,000" where it appears in such section and replacing it with "$29,000,000" and (ii) deleting "$500,000" where it appears in such section and replacing it with "$1,000,000".

     Section 1.3 Amendment of Schedule I. Schedule I is amended by deleting "$16,500,000" in each place it appears on Schedule I and replacing it with "$30,000,000".

2. REPRESENTATIONS AND WARRANTIES OF THE BORROWER. The Borrower represents and warrants that:

     (a) The execution, delivery and performance by the Borrower of this Amendment have been duly authorized by all necessary corporate action and that this Amendment is a legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its terms, except as the enforcement thereof may be subject to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar law affecting creditors' rights generally;

     (b) Each of the representations and warranties contained in the Facility Agreement is true and correct in all material respects on and as of the date hereof as if made on the date hereof; and

     (c) After giving effect to this Amendment, no Program Event of Default or Unmatured Default has occurred and is continuing.

3.   REFERENCE TO AND EFFECT UPON THE FACILITY AGREEMENT.

     (a) Except as specifically amended above, the Facility Agreement and the other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed. The Company hereby reaffirms its obligations under the Facility Agreement and all of the other Loan Documents to which it is a party.

     (b) The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of the Agent or any Lender under the Facility Agreement or any Loan Document, nor constitute a waiver of any provision of the Facility Agreement or any Loan Document, except as specifically set forth herein. Upon the effectiveness of this Amendment, each reference in the Facility Agreement to "this Agreement", "hereunder", "hereof", "herein" or words of similar import shall mean and be a reference to the Facility Agreement as amended hereby.

4.   GOVERNING  LAW.  THIS  AMENDMENT  SHALL BE  GOVERNED  BY AND  CONSTRUED  IN
     ACCORDANCE WITH THE INTERNAL LAWS (AS OPPOSED TO CONFLICTS OF LAWS PROVISIONS) OF THE STATE OF ILLINOIS BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

5. HEADINGS. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purposes.

6. COUNTERPARTS. This Amendment may be executed in any number of counterparts, each of which when so executed shall be deemed an original but all such counterparts shall constitute one and the same instrument. Delivery of an executed counterpart to this Amendment by facsimile transmission shall constitute delivery of a manually executed counterpart hereof.


                                             [signature pages follow]

     IN WITNESS WHEREOF, the parties have executed this Amendment as of the date and year first above written.


                    FRANKLIN COVEY CO.

                    By:
                             --------------------------------------------
                    Name:
                             --------------------------------------------
                    Title:
                             --------------------------------------------



                    BANK ONE, NA, individually and as Agent

                    By:
                             --------------------------------------------
                    Name:
                             --------------------------------------------
                    Title:
                             --------------------------------------------

EXHIBIT 10.16

                               SECOND AMENDMENT
                                      TO
                        FACILITY AND GUARANTY AGREEMENT


     This Amendment (the "Amendment") is entered into as of August 3, 2000 by and among FRANKLIN COVEY CO., a Utah corporation (the "Company"), BANK ONE, NA, a national banking association with its principal office in Chicago, Illinois, individually and as agent (the "Agent"), and the other financial institutions signatory hereto.

                                    RECITALS

     A. The Borrower, the Agent and the Lenders are party to that certain Facility and Guaranty Agreement dated as of March 27, 2000 (as previously amended, the "Facility Agreement"). Unless otherwise specified herein, capitalized terms used in this Amendment shall have the meanings ascribed to them by the Facility Agreement.

     B. The Borrower, the Agent and the undersigned Lenders wish to amend the Facility Agreement on the terms and conditions set forth below.

     Now, therefore, in consideration of the mutual execution hereof and other good and valuable consideration, the parties hereto agree as follows:

     1. Amendment to Facility Agreement. Upon the Effective Date (as defined below), the Facility Agreement shall be amended as follows:

          (a) Section 2.01(a) of the Facility Agreement is amended by deleting "$29,000,000" where it appears in such section and replacing it with "$32,850,000".

          (b) Schedule I of the Facility Agreement is amended by deleting "$30,000,000" in each place it appears on Schedule I and replacing it with "$33,850,000".

     2.   Representations   and   Warranties  of  the  Borrower.   The  Borrower
          represents and warrants that:

          (a) The execution, delivery and performance by the Borrower of this Amendment have been duly authorized by all necessary corporate action and that this Amendment is a legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its terms, except as the enforcement thereof may be subject to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar law affecting creditors' rights generally;

          (b) Each of the representations and warranties contained in the Facility Agreement is true and correct in all material respects on and as of the date hereof as if made on the date hereof; and

          (c) After giving effect to this Amendment, no Program Event of Default or Unmatured Default has occurred and is continuing.

     3. Effective Date. This Amendment shall become effective upon the execution and delivery hereof by the Company, the Agent and all the Lenders; provided that Section 1 hereof shall not become effective until the date (the "Effective Date") when the Company has delivered to the Agent the following:

          (a) a written opinion of in-house counsel to the Company, in form and substance satisfactory to the Agent; and

          (b) a certificate, executed by the Secretary or Assistant Secretary of the Company, which shall attach and certify copies of the Company's Board of Directors' resolutions authorizing the execution, delivery and performance of the Facility Agreement as amended hereby.

4.   Reference  to  and  Effect  Upon  the  Facility  Agreement.

        (a) Except as specifically amended above, the Facility Agreement and the other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed. The Company hereby reaffirms its obligations under the Facility Agreement and all of the other Loan Documents to which it is a party.

          (b) The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of the
               Agent or any Lender under the Facility Agreement or any Loan Document, nor constitute a waiver of any provision of the Facility Agreement or any Loan Document, except as specifically set forth herein. Upon the effectiveness of this Amendment, each reference in the Facility Agreement to "this Agreement", "hereunder", "hereof", "herein" or words of similar import shall mean and be a reference to the Facility Agreement as amended hereby.

5.   GOVERNING  LAW.  THIS  AMENDMENT  SHALL BE  GOVERNED  BY AND  CONSTRUED  IN
     ACCORDANCE WITH THE INTERNAL LAWS (AS OPPOSED TO CONFLICTS OF LAWS PROVISIONS) OF THE STATE OF ILLINOIS BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

6. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purposes.

7. Counterparts. This Amendment may be executed in any number of counterparts, each of which when so executed shall be deemed an original but all such counterparts shall constitute one and the same instrument. Delivery of an executed counterpart to this Amendment by facsimile transmission shall constitute delivery of a manually executed counterpart hereof.


                                             [signature pages follow]

     IN WITNESS WHEREOF, the parties have executed this Amendment as of the date and year first above written.


                                FRANKLIN COVEY CO.

                                By:
                                         --------------------------------------
                                Name:
                                         --------------------------------------
                                Title:
                                         --------------------------------------



                                BANK ONE, NA, individually and as Agent

                                By:
                                         --------------------------------------
                                Name:
                                         --------------------------------------
                                Title:
                                         --------------------------------------

EXHIBIT 10.17


                          FIRST AMENDMENT AND WAIVER TO
                                CREDIT AGREEMENT

     THIS FIRST AMENDMENT AND WAIVER TO CREDIT AGREEMENT (this "Amendment and Waiver") is made and dated as of the __ day of March, 2000 by and among BANK ONE, NA ("Bank One") and ZIONS FIRST NATIONAL BANK ("Zions"), as the current Lenders under the Credit Agreement referred to below (and as the term "Lenders" and capitalized terms not otherwise defined herein are used in the Credit Agreement), BANK ONE, in its capacity as Managing Agent for the Lenders, and FRANKLIN COVEY CO., a Utah corporation (the "Borrower").

                                    RECITALS

     A. Pursuant to that certain Credit Agreement dated as of October 8, 1999, by and among the Managing Agent, the Co-Agents, the LC Issuer, the Lenders and the Borrower (as amended from time to time, the "Credit Agreement"), the Lenders agreed to extend credit to the Borrower on the terms and subject to the conditions set forth therein.

     B. The Borrower has requested the Managing Agent and the Lenders to waive certain provisions of the Credit Agreement and to amend the Credit Agreement in certain respects and the Managing Agent and the Lenders have agreed to do so as set forth more particularly below.

     NOW,  THEREFORE,  in consideration of the foregoing  Recitals and for other
valuable   consideration,   the  receipt  and   adequacy  of  which  are  hereby
acknowledged, the parties hereto hereby agree as follows:

                                    AGREEMENT

1. WAIVER. To reflect the agreement of the Managing Agent and the Lenders to waive certain of the reporting requirements set forth in the Credit Agreement, the parties hereto hereby agree as follows:

     (a) The Managing Agent and each of the Lenders hereby waive the Events of Default existing under the Loan Documents as a result of the Borrower's failure to timely deliver: (1) the financial statements for its fiscal year ending August 31, 1999, as required pursuant to
          Section 6.1(i), (2) the financial statements for its fiscal quarter ending November 27, 1999, as required pursuant to Section 6.1(ii) and
          (3) the compliance certificates relating to the financial statements referred to above, as required pursuant to Section 6.1(iii).

     (b) The Managing Agent and each of the Lenders hereby waive the Event of Default existing under the Loan Documents as a result of the Borrower's failure to timely deliver the plan and forecast required to have been delivered on or before November 29, 1999 pursuant to Section 6.1(ix); provided, however, that such plan and forecast shall be delivered by the Company on or before April 30, 2000 and the failure to so deliver the same shall constitute an Event of Default under the Credit Agreement.

     (c) The Borrower hereby acknowledges and agrees that: (1) the waivers set forth in subparagraphs (a) and (b) above are the sole waivers made by the Managing Agent and the Lenders with respect to Events of Default under the Credit Agreement and the other Loan Documents, regardless of whether the Managing Agent or any of the Lenders is aware of, or would upon investigation have discovered, the existence of any Event of Default other than those expressly waived pursuant hereto, and (2) nothing contained herein shall constitute any agreement by the Managing Agent or any Lender to waive any Event of Default at any other time in the future, whether such Event of Default is similar to those expressly waived hereunder or otherwise.

2. EXECUTIVE STOCK PURCHASE PLAN. To reflect the agreement of the parties to amend the Credit Agreement to permit the establishment of an executive stock purchase plan to be financed by Bank One for certain managers, executives, board members, and other key employees of the Borrower, the parties hereto hereby agree as follows:

     (a) Section 6.11 of the Credit Agreement is hereby amended to add a new subsection (iv) thereto to read in its entirety as follows:

          "(iv) Indebtedness consisting of Contingent Obligations permitted pursuant to Section 6.23 below.""

     (b) Section 6.23 of the Credit Agreement is hereby amended to read in its entirety as follows:

          "6.23. CONTINGENT OBLIGATIONS. The Borrower will not, nor will it permit any Subsidiary to, make or suffer to exist any Contingent Obligation (including, without limitation, any Contingent Obligation with respect to the obligations of a Subsidiary), except (i) by endorsement of instruments for deposit or collection in the ordinary course of business, (ii) the Reimbursement Obligations, (iii) Contingent Obligations pursuant to the Facility And Guaranty Agreement executed among the Borrower, Bank One as agent and the financial institutions signatory thereto in support of the executive stock purchase loan facility to be made available to certain managers, executives, board members, and other key employees of the Borrower, and (iv) Contingent Obligations set forth on Schedule 2 hereto."

3. MODIFICATION OF FINANCIAL TERMS. To reflect the agreement of the parties as to certain modifications of the term "Consolidated EBITDA," the definition of such term set forth in Article I of the Credit Agreement is hereby amended to read in its entirety as follows:

     "'Consolidated EBITDA'" means Consolidated Net Income plus, to the extent deducted from revenues in determining Consolidated Net Income, (i) Consolidated Interest Expense, (ii) expense for taxes paid or accrued,
     (iii) depreciation, (iv) amortization, (v) extraordinary losses incurred other than in the ordinary course of business, and (vi) compensation expense, not to exceed $10,000,000.00 in the aggregate, incurred in conjunction with the vesting and redemption of employee stock options in the fiscal quarter ending May 27, 2000, minus, to the extent included in Consolidated Net Income, extraordinary gains realized other than in the ordinary course of business, all calculated for the Borrower and its Subsidiaries on a consolidated basis and adjusted, on a one time basis, for a charge and a loss on the sale of assets actually taken on August 31, 1999 in an amount not to exceed $27,000,000.00."

4. PARTIAL ASSIGNMENT. To reflect the agreement of Bank One to sell a portion of its Commitment to Zions:

     (a) On or before the effective date of this Amendment and Waiver, Bank One and Zions shall execute an assignment agreement in the form of that attached as Exhibit C to the Credit Agreement pursuant to which Bank One shall assign to Zions, and Zions shall take from Bank One, $10,000,000.00 of Bank One's Commitment; and

     (b) To reflect such assignment, the Commitment Schedule attached to the Credit Agreement as Schedule 3 shall be amended and replaced by Replacement Schedule 3 attached hereto.

5. REAFFIRMATION OF LOAN DOCUMENTS. The Borrower hereby affirms and agrees that (a) the execution and delivery by the Borrower of and the performance of its obligations under this Amendment and Waiver shall not in any way amend, impair, invalidate or otherwise affect any of the obligations of the Borrower under the Loan Documents except to the extent expressly provided herein, and (b) the Credit Agreement and the other Loan Documents remain in full force and effect.

6. Effective Date. This Amendment and Waiver shall be effective as of the date first above written upon receipt by the Managing Agent of each of the following:

     (a) A duly executed copy of this Amendment and Waiver, which may be a counterpart copy, from each party hereto; and

     (b)  Such  corporate   resolutions,   incumbency   certificates  and  other
          authorizations from the Borrower as the Managing Agent may request.

7. Representations and Warranties. The Borrower hereby represents and warrants to the Managing Agent and the Lenders as follows:

     (a) The Borrower has the corporate power and authority and the legal right to execute, deliver and perform this Amendment and Waiver and has taken all necessary corporate action to authorize such execution, delivery and performance.

     (b) This Amendment and Waiver has been duly executed and delivered on behalf of the Borrower and constitutes the legal, valid and binding obligation of the Borrower, enforceable against the Borrower in accordance with its terms, subject to the effect of applicable bankruptcy, insolvency, reorganization, moratorium and other similar laws affecting the rights of creditors generally and the effect of equitable principles whether applied in an action at law or a suit in equity.

     (c) At and as of the date of execution hereof and both before and after giving effect hereto: (1) the representations and warranties of the Borrower contained in the Credit Agreement and the other Loan Documents are accurate and complete in all material respects, and (2) there has not occurred an Event of Default or Potential Default (other than as shall have been expressly waived pursuant to Paragraph 1 above).

8. NO OTHER AMENDMENT. Except as expressly amended hereby, the Loan Documents shall remain in full force and effect as written and amended to date.

9. COUNTERPARTS. This Amendment and Waiver may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and all of which when taken together shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment and Waiver to be executed as of the day and year first above written.

                      FRANKLIN COVEY CO.,
                      a Utah corporation



                      By   /s/ Scott Nielsen
                         -------------------------------------------------------
                           Scott Nielsen, Acting Chief Financial Officer


                      BANK ONE, NA, as Managing Agent and as a Lender



                      By   /s/ James P. Moore
                         -------------------------------------------------------
                           James P. Moore, Senior Vice President


                      ZIONS FIRST NATIONAL BANK, as a Lender


                      By   /s/ David S. Mathis
                         -------------------------------------------------------
                           David S. Mathis, Vice President

                             REPLACEMENT SCHEDULE 3:

                               COMMITMENT SCHEDULE
                             (As of March    , 2000)


I.   From March   , 2000 to but not including April 1, 2001

         LENDER                                      COMMITMENT

         Bank One, NA                                $50,000,000.00

         Zions First National Bank                   $50,000,000.00

II.  From and after April 1, 2001

         LENDER                                      COMMITMENT

         Bank One, NA                                $32,500,000.00

         Zions First National Bank                   $32,500,000.00

EXHIBIT 10.18


                               SECOND AMENDMENT TO
                                CREDIT AGREEMENT

     THIS SECOND AMENDMENT AND WAIVER TO CREDIT AGREEMENT (this "Amendment") is made and dated as of the ___ day of May, 2000 by and among BANK ONE, NA ("Bank One") and ZIONS FIRST NATIONAL BANK, as the current Lenders under the Credit Agreement referred to below (and as the term "Lenders" and capitalized terms not otherwise defined herein are used in the Credit Agreement), BANK ONE, in its capacity as Managing Agent for the Lenders, and FRANKLIN COVEY CO., a Utah corporation (the "Borrower").

                                    RECITALS

     A. Pursuant to that certain Credit Agreement dated as of October 8, 1999, by and among the Managing Agent, the Co-Agents, the LC Issuer, the Lenders and the Borrower (as amended from time to time, the "Credit Agreement"), the Lenders agreed to extend credit to the Borrower on the terms and subject to the conditions set forth therein.

     B. The parties hereto desire to amend the Credit Agreement in certain respects as set forth more particularly below.

     NOW,  THEREFORE,  in consideration of the foregoing  Recitals and for other
valuable   consideration,   the  receipt  and   adequacy  of  which  are  hereby
acknowledged, the parties hereto hereby agree as follows:

                                   AGREEMENT

1. DECREASE IN COMMITMENT. To reflect agreement of the parties hereto to permit Bank One to reduce its Commitment with a concomitant reduction in the Aggregate Commitment, the Commitment Schedule attached to the Credit Agreement as Schedule 3 is hereby amended and replaced by Replacement
     Schedule 3 attached hereto.

2. REAFFIRMATION OF LOAN DOCUMENTS. The Borrower hereby affirms and agrees that (a) the execution and delivery by the Borrower of and the performance of its obligations under this Amendment shall not in any way amend, impair, invalidate or otherwise affect any of the obligations of the Borrower under the Loan Documents except to the extent expressly provided herein, and (b) the Credit Agreement and the other Loan Documents remain in full force and effect.

3. Effective Date. This Amendment shall be effective as of the date first above written upon receipt by the Managing Agent of each of the following:

     (a) A duly executed copy of this Amendment, which may be a counterpart copy, from each party hereto; and

     (b)  Such  corporate   resolutions,   incumbency   certificates  and  other
          authorizations from the Borrower as the Managing Agent may request.

4. Representations and Warranties. The Borrower hereby represents and warrants to the Managing Agent and the Lenders as follows:

     (a) The Borrower has the corporate power and authority and the legal right to execute, deliver and perform this Amendment and has taken all necessary corporate action to authorize such execution, delivery and performance.

     (b) This Amendment has been duly executed and delivered on behalf of the Borrower and constitutes the legal, valid and binding obligation of the Borrower, enforceable against the Borrower in accordance with its terms, subject to the effect of applicable bankruptcy, insolvency, reorganization, moratorium and other similar laws affecting the rights of creditors generally and the effect of equitable principles whether applied in an action at law or a suit in equity.

     (c) At and as of the date of execution hereof and both before and after giving effect hereto: (1) the representations and warranties of the Borrower contained in the Credit Agreement and the other Loan Documents are accurate and complete in all material respects, and (2) there has not occurred an Event of Default or Potential Default (other than as shall have been expressly waived pursuant to Paragraph 1 above).

5. No Other Amendment. Except as expressly amended hereby, the Loan Documents shall remain in full force and effect as written and amended to date.

6. Counterparts. This Amendment may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and all of which when taken together shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed as of the day and year first above written.

                          FRANKLIN COVEY CO.,
                          a Utah corporation



                          By      /s/ Scott Nielsen
                              --------------------------------------------------
                                 Scott Nielsen, Acting Chief Financial Officer


                           BANK ONE, NA, as Managing Agent and as a Lender



                          By      /s/ James P. Moore
                              --------------------------------------------------
                                 James P. Moore, Senior Vice President


                          ZIONS FIRST NATIONAL BANK, as a Lender


                          By      /s/ David S. Mathis
                              --------------------------------------------------
                                 David S. Mathis, Vice President

                               REPLACEMENT SCHEDULE 3:

                                COMMITMENT SCHEDULE
                               (As of May     , 2000)


           LENDER                                  COMMITMENT

           Bank One, NA                            $29,000,000.00

           Zions First National Bank               $50,000,000.00


           AGGREGATE COMMITMENT:                   $79,000,000.00

EXHIBIT 10.19


                               THIRD AMENDMENT TO
                                CREDIT AGREEMENT

     THIS THIRD AMENDMENT AND WAIVER TO CREDIT AGREEMENT (this "Amendment") is made and dated as of the 3rd day of August, 2000 by and among BANK ONE, NA ("Bank One") and ZIONS FIRST NATIONAL BANK, as the current Lenders under the Credit Agreement referred to below (and as the term "Lenders" and capitalized terms not otherwise defined herein are used in the Credit Agreement), BANK ONE, in its capacity as Managing Agent for the Lenders, and FRANKLIN COVEY CO., a Utah corporation (the "Borrower").

                                    RECITALS

     A. Pursuant to that certain Credit Agreement dated as of October 8, 1999, by and among the Managing Agent, the Co-Agents, the LC Issuer, the Lenders and the Borrower (as amended from time to time, the "Credit Agreement"), the Lenders agreed to extend credit to the Borrower on the terms and subject to the conditions set forth therein.

     B. The parties hereto desire to amend the Credit Agreement in certain respects as set forth more particularly below.

     NOW,  THEREFORE,  in consideration of the foregoing  Recitals and for other
valuable   consideration,   the  receipt  and   adequacy  of  which  are  hereby
acknowledged, the parties hereto hereby agree as follows:

                                   AGREEMENT

1. DECREASE IN COMMITMENT. To reflect agreement of the parties hereto to permit Bank One to reduce its Commitment with a concomitant reduction in the Aggregate Commitment, the Commitment Schedule attached to the Credit Agreement as Schedule 3 is hereby amended and replaced by Replacement
     Schedule 3 attached hereto.

2. REAFFIRMATION OF LOAN DOCUMENTS. The Borrower hereby affirms and agrees that (a) the execution and delivery by the Borrower of and the performance of its obligations under this Amendment shall not in any way amend, impair, invalidate or otherwise affect any of the obligations of the Borrower under the Loan Documents except to the extent expressly provided herein, and (b) the Credit Agreement and the other Loan Documents remain in full force and effect.

3. EFFECTIVE DATE. This Amendment shall be effective as of the date first above written upon receipt by the Managing Agent of each of the following:

     (a) A duly executed copy of this Amendment, which may be a counterpart copy, from each party hereto; and

     (b)  Such  corporate   resolutions,   incumbency   certificates  and  other
          authorizations from the Borrower as the Managing Agent may request.

4. Representations and Warranties. The Borrower hereby represents and warrants to the Managing Agent and the Lenders as follows:

     (a) The Borrower has the corporate power and authority and the legal right to execute, deliver and perform this Amendment and has taken all necessary corporate action to authorize such execution, delivery and performance.

     (b) This Amendment has been duly executed and delivered on behalf of the Borrower and constitutes the legal, valid and binding obligation of the Borrower, enforceable against the Borrower in accordance with its terms, subject to the effect of applicable bankruptcy, insolvency, reorganization, moratorium and other similar laws affecting the rights of creditors generally and the effect of equitable principles whether applied in an action at law or a suit in equity.

     (c) At and as of the date of execution hereof and both before and after giving effect hereto: (1) the representations and warranties of the Borrower contained in the Credit Agreement and the other Loan Documents are accurate and complete in all material respects, and (2) there has not occurred an Event of Default or Potential Default.

5. NO OTHER AMENDMENT. Except as expressly amended hereby, the Loan Documents shall remain in full force and effect as written and amended to date.

6. COUNTERPARTS. This Amendment may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and all of which when taken together shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed as of the day and year first above written.

                       FRANKLIN COVEY CO.,
                       a Utah corporation



                       By   /s/ J. Scott Nielsen
                         -------------------------------------------------------
                            J. Scott Nielsen, Chief Financial Officer


                       BANK ONE, NA, as Managing Agent and as a Lender



                       By   /s/ James P. Moore
                         -------------------------------------------------------
                            James P. Moore, Senior Vice President



                       ZIONS FIRST NATIONAL BANK, as a Lender


                       By   /s/ David S. Mathis
                         -------------------------------------------------------
                            David S. Mathis, Vice President

                             REPLACEMENT SCHEDULE 3:

                               COMMITMENT SCHEDULE
                              (As of August 3, 2000)


                LENDER                              COMMITMENT

                Bank One, NA                       $23,000,000.00

                Zions First National Bank          $50,000,000.00
                                                    -------------

                AGGREGATE COMMITMENT:              $73,000,000.00

EXHIBIT 10.20


                               FOURTH AMENDMENT TO
                                CREDIT AGREEMENT

     THIS FOURTH AMENDMENT TO CREDIT AGREEMENT (this "Amendment") is made and dated as of the 31st day of August, 2000 by and among BANK ONE, NA ("Bank One") and ZIONS FIRST NATIONAL BANK, as the current Lenders under the Credit Agreement referred to below (and as the term "Lenders" and capitalized terms not otherwise defined herein are used in the Credit Agreement), BANK ONE, in its capacity as Managing Agent for the Lenders, and FRANKLIN COVEY CO., a Utah corporation (the "Borrower").

                                    RECITALS

     A. Pursuant to that certain Credit Agreement dated as of October 8, 1999, by and among the Managing Agent, the Co-Agents, the LC Issuer, the Lenders and the Borrower (as amended from time to time, the "Credit Agreement"), the Lenders agreed to extend credit to the Borrower on the terms and subject to the conditions set forth therein.

     B. The parties hereto desire to amend the Credit Agreement in certain respects as set forth more particularly below.

     NOW,  THEREFORE,  in consideration of the foregoing  Recitals and for other
valuable   consideration,   the  receipt  and   adequacy  of  which  are  hereby
acknowledged, the parties hereto hereby agree as follows:

                                   AGREEMENT

1. EXTENSION OF TERM. To reflect the agreement of the parties to extend the term of the credit facilities evidenced by the Credit Agreement, the definition of "Facility Termination Date" is hereby amended to read in its entirety as follows:

     "'Facility Termination Date' means December 1, 2001 or any earlier date on which the Aggregate Commitment is reduced to zero or otherwise terminated pursuant to the terms hereof."

2. FIXED CHARGE COVERAGE RATIO. To reflect the agreement of the parties to modify the financial covenant set forth in Section 6.24.1 of the Credit Agreement, said Section 6.24.1 is hereby amended in its entirety to read the following:

     "6.24.1. FIXED CHARGE COVERAGE RATIO. The Borrower will not permit the ratio, determined as of the end of each of its fiscal quarters for the then most-recently ended four fiscal quarters, of (i) Consolidated EBITDA plus Consolidated Rentals and minus Maintenance Capital Expenditures, expenses for taxes paid or accrued and cash dividends paid or accrued, to (ii) Consolidated Interest Expense, plus Consolidated Rentals, plus current maturities of Indebtedness (including the principal portion of Capitalized Lease Obligations but excluding the current portion of the Obligations hereunder), all calculated for the Borrower and its Subsidiaries on a consolidated basis, to be less than: (a) for the fiscal quarter ending August 31, 2000, 1.15 to 1.0; (b) for the fiscal quarter ending November 25, 2000, 1.05 to 1.0, and (c) for each fiscal quarter ending after November 25, 2000, 1.75 to 1.0."

3. REAFFIRMATION OF LOAN DOCUMENTS. The Borrower hereby affirms and agrees that (a) the execution and delivery by the Borrower of and the performance of its obligations under this Amendment shall not in any way amend, impair, invalidate or otherwise affect any of the obligations of the Borrower under the Loan Documents except to the extent expressly provided herein, and (b) the Credit Agreement and the other Loan Documents remain in full force and effect.

4. EFFECTIVE DATE. This Amendment shall be effective as of the date first above written upon receipt by the Managing Agent of each of the following:

     (a) A duly executed copy of this Amendment, which may be a counterpart copy, from each party hereto; and

     (b)  Such  corporate   resolutions,   incumbency   certificates  and  other
          authorizations from the Borrower as the Managing Agent may request.

5. REPRESENTATIONS AND WARRANTIES. The Borrower hereby represents and warrants to the Managing Agent and the Lenders as follows:

     (a) The Borrower has the corporate power and authority and the legal right to execute, deliver and perform this Amendment and has taken all necessary corporate action to authorize such execution, delivery and performance.

     (b) This Amendment has been duly executed and delivered on behalf of the Borrower and constitutes the legal, valid and binding obligation of the Borrower, enforceable against the Borrower in accordance with its terms, subject to the effect of applicable bankruptcy, insolvency, reorganization, moratorium and other similar laws affecting the rights of creditors generally and the effect of equitable principles whether applied in an action at law or a suit in equity.

     (c) At and as of the date of execution hereof and both before and after giving effect hereto: (1) the representations and warranties of the Borrower contained in the Credit Agreement and the other Loan Documents are accurate and complete in all material respects, and (2) there has not occurred an Event of Default or Potential Default (other than as shall have been expressly waived pursuant to Paragraph 1 above).

6. NO OTHER AMENDMENT. Except as expressly amended hereby, the Loan Documents shall remain in full force and effect as written and amended to date.

7. COUNTERPARTS. This Amendment may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and all of which when taken together shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed as of the day and year first above written.

                         FRANKLIN COVEY CO.,
                         a Utah corporation



                          By  /s/ Scott Nielsen
                            ----------------------------------------------------
                              Scott Nielsen, Chief Financial Officer



                         BANK ONE, NA, as Managing Agent and as a Lender



                         By  /s/ James P. Moore
                            ----------------------------------------------------
                              James P. Moore, Senior Vice President



                         ZIONS FIRST NATIONAL BANK, as a Lender


                         By  /s/ David S. Mathis
                            ----------------------------------------------------
                              David S. Mathis, Vice President

EXHIBIT 10.21

                              EMPLOYMENT AGREEMENT


THIS EMPLOYMENT AGREEMENT (the "Agreement") is entered into this ____ day of _____, 2000, by and between FRANKLIN COVEY CO., a Utah corporation (the "Company"), and ROBERT A. WHITMAN ("Whitman").

WHEREAS, the Company desires to retain and employ Whitman as Chairman of the Board for period of time not less than the Term, as defined below, and as its President and Chief Executive Officer for a period of time not exceeding the Term, and

WHEREAS, Whitman desires to accept such employment on the terms and conditions of this Agreement,

ACCORDINGLY, the parties agree as follows:

1.   EMPLOYMENT, DUTIES AND ACCEPTANCE.

     a. Employment by the Company. The Company hereby employs Whitman as its Chairman of the Board for a period of time not less than the Term, as hereinafter defined, and as its President and Chief Executive Officer for a period of time not exceeding the Term, to render such services and to perform such duties as the Board of Directors of the Company shall, consistent with the Company's bylaws and the applicable provisions of the Utah Business Corporations Act, reasonably direct. If at any time during the Term Whitman's responsibilities hereunder as President and/or Chief Executive Officer are modified (it being understood that Whitman shall for a period of time not shorter than the Term serve as Chairman of the Board), the terms of this Agreement shall nevertheless remain in effect and shall not, without Whitman's written agreement thereto, be modified.

     b. Acceptance of Employment. Whitman hereby accepts such employment and agrees that he will faithfully, at all times, and to the best of his ability, experience and talents, perform his duties as President and Chief Executive Officer, devoting his full business time and attention to and for the exclusive benefit of the Company, and shall keep free from conflicting enterprises or any activities which would be detrimental to or interfere with the business of the Company or the devotion of his full time and attention to the business of the Company. Whitman agrees to use his best efforts to comply with any and all lawful instructions that the Board of Directors of the Company may give him from time to time and to promote and maintain the growth, profitability, success, professionalism and reputation of the Company. Nothing contained in this paragraph 1b shall preclude Whitman from performing activities that do not conflict or compete with his duties under this Agreement, including, but not limited to, managing his personally owned shares of the Company's stock and all other personal assets independent of his responsibilities and duties to the Company as President and Chief Executive Officer.

     c. Termination of Existing Contracts. Whitman hereby agrees that all agreements and contracts, whether written or oral, relating to the current and past employment of Whitman by the Company will be terminated as of the commencement of the Term of this Agreement; provided, however, that nothing in this Agreement shall modify the agreements currently in place between the Company and Hampstead Interests, LP and Knowledge Capital Investment Group or alter in any way Whitman's role as Chairman of the Board of Directors of the Company.

2. TERM OF EMPLOYMENT. The term of Whitman's employment under this Agreement (the "Term") shall commence on the date of execution hereof (the "Commencement Date") and shall continue through and expire on the seventh (7th) anniversary of the Commencement Date (the "Termination Date"), unless earlier terminated as provided herein; provided, however, that the term of Whitman's employment shall automatically extend for a one year term beyond the Termination Date and for consecutive one year terms thereafter, unless the Company shall provide written notice to Whitman at least ninety (90) days prior to the end of the Term or any extended term advising Whitman that the Company shall not renew the Agreement, in which event Whitman's employment hereunder will terminate on the last date of the Term or any extended term thereof.

3.  COMPENSATION AND OTHER BENEFITS.

     a. Compensation. As compensation for services rendered by Whitman pursuant to this Agreement, the Company shall pay Whitman, during the Term, a base salary of $500,000.00 per annum (the "Annual Salary"), subject to such increases as the Board of Directors of the Company may, in its sole discretion, approve. The Annual Salary shall be payable in accordance with the applicable payroll and/or other compensation policies and plans of the Company as from time to time in effect, less such deductions as shall be required to be withheld by applicable law and regulations.

     b. Performance Compensation. Prior to the beginning of each fiscal year of the Company, the Organization and Compensation Committee of the Board of Directors (the "Committee") shall, with Whitman's input and assistance, develop a written fiscal year performance compensation plan that provides for the payment of incentive compensation corresponding to the Company's achievement of specific, measurable performance goals as the direct result of exceptional performance by Whitman of his duties as President and Chief Executive Officer of the Company ("Performance Compensation"). Whitman's target Performance Compensation in any fiscal year for meeting the performance objectives established by the Committee shall not be less than an amount equal to the Annual Salary for said fiscal year. The Committee shall have complete discretion in determining whether performance goals have been met or exceeded and the corresponding amount of Performance Compensation to be paid to Whitman.

     c. Long-term Incentive Compensation.

          i. Stock Options. Whitman shall receive performance-accelerated stock options (the "Options") granting Whitman the right to purchase, on terms not inconsistent with those set forth herein, the number of shares of the Company's common stock equal to 5% of the total outstanding shares of the Company as of January 1, 2000. The grant price of the Options will be equal to the closing price of the Company's stock on the date this Agreement is executed by the parties. The Options will vest as follows:

     Forty  percent  (40%)  shall  vest on the date  that the  closing  price of
     Company stock has averaged at least $20.00 per share for ninety (90) consecutive trading days.

     Ten percent (10%) shall vest on the date that the closing price of Company stock has averaged at least $25.00 per share for ninety (90) consecutive trading days.

     Ten percent (10%) shall vest on the date that the closing price of Company stock has averaged at least $30.00 per share for ninety (90) consecutive trading days.

     Ten percent (10%) shall vest on the date that the closing price of Company stock has averaged at least $35.00 per share for ninety (90) consecutive trading days.

     Ten percent (10%) shall vest on the date that the closing price of Company stock has averaged at least $40.00 per share for ninety (90) consecutive trading days.

     Ten percent (10%) shall vest on the date that the closing price of Company stock has averaged at least $45.00 per share for ninety (90) consecutive trading days.

     Ten percent (10%) shall vest on the date that the closing price of Company stock has averaged at least $50.00 per share for ninety (90) consecutive trading days.

     Notwithstanding the foregoing vesting schedule, all Options shall vest on the date seven (7) years from the date the Options were granted, provided Whitman has remained employed by the Company in any capacity agreed to by
     Whitman and the Board of Directors as of          , 20  .

          ii. Cash Payment. In the event that the Company's average equity market capitalization (the "Target Capitalization") exceeds $1.8 billion for a period of ninety (90) consecutive trading days, Whitman shall receive a cash payment in an amount equal to two percent (2%) of the difference between the Target Capitalization and the Company's equity market capitalization as of July 14, 2000.

     d. Additional or Optional Equity Grants. Nothing herein shall prevent or preclude the Board of Directors, provided Whitman consents thereto, from exercising its discretion in granting to Whitman additional stock options, restricted share awards or making other grants or awards under any incentive stock plan, or replacing granted options with common stock.

     e. Acceleration of Option Vesting. The Committee or the Board of Directors may, in its discretion, provided such action is not inconsistent with the terms of this Agreement or such action is consented thereto by Whitman, provide in any agreement granting Options to Whitman that the vesting of all or a portion of said Options shall be accelerated based on the Company's achievement of performance objectives established by the Committee or the Board of Directors.

     f. Loan to Exercise Options. Provided Whitman elects to exercise any vested stock options and hold the shares of stock purchased upon exercise, the Company shall, upon Whitman's written request, lend to Whitman, on a full recourse basis and on terms substantially similar to the terms of the BankOne loans granted to key employees of the Company under the Company's Management Stock Purchase Loan Program, an amount equal to the aggregate option grant price of the stock Whitman acquires and continues to hold through the exercise of Options, plus the amount of federal, state and local taxes assessed as a result of the exercise of the options. Repayment of the principal of any such loan and all accrued interest thereon shall be due upon the earlier to occur of (i) the sale, transfer or other disposition of the stock by Whitman, his heirs or assigns;
(ii) the date which is five years after the date of termination of Whitman's employment.

     g. Participation in Benefit Plans. Whitman shall be permitted, during the Term to participate in any group life, hospitalization or disability insurance plan, health program, pension plan, vacation and personal leave, and any other similar benefit plan or other so-called "fringe benefits" of the Company, which may be available to all other executive officers of the Company, generally on the same terms and conditions as such other executive officers.

     h. Reimbursement of Expenses. All expenses, including expenses prior to January 1, 2000, incurred by Whitman in performing his duties as President and Chief Executive Officer and/or Chairman of the Board, shall be reimbursed in accordance with the Company's policies and procedures then in effect.

4.  NON-COMPETITION.

     a. Acknowledgments. Whitman acknowledges that: (i) the Company, which for purposes of this Article 4 includes Franklin Covey Co. and all of its operating divisions, subsidiaries and affiliates, including such subsidiaries and affiliates as may be formed or incorporated during the Term or any extended terms, is engaged in the business of providing individual and organizational performance and effectiveness training services and products, and does now and may engage in other business activities during the Term of this Agreement (collectively referred to herein as the "Business"); (ii) Whitman is one of a limited number of persons who will perform a significant role in the management and development of the Business, and whose services will be unique and extraordinary, and will contribute to and enhance the goodwill of the Company;
(iii) the Business is conducted throughout the world; (iv) Whitman's work for the Company will give him access to "know-how," trade secrets, customer lists, details of client or consultant contracts, pricing policies, seminar outlines, products, operational methods, marketing plans or strategies, product development techniques or plans, business acquisition plans, new personnel acquisition plans, methods of production and distribution, technical processes, designs and design projects, inventions, research projects, and financial information and general confidential business information (collectively, "Trade Secrets") that are confidential and unique, not generally known in the industry, and which give the Company a competitive advantage and significantly enhance the Company's goodwill; (v) the agreements and covenants contained in this Article 4 are essential to protect the Business and goodwill of the Company, to prevent competitors from acquiring, appropriating, or discovering the Company's Trade Secrets, and to maintain and protect the Company's competitive advantage in the industry; and (vi) Whitman has means to support himself and his dependents other than by engaging in the Business, and the provisions of this Article 4 will not impair such ability. Accordingly, Whitman covenants and agrees as follows:

     b. Covenants and Reformation.

          i. Non-Competition Covenants. For a period commencing on the Commencement Date hereof and continuing for three (3) years after the date of termination of Whitman's employment with the Company, for any reason, with or without cause (the "Covenant Period"), Whitman shall not, within any place where the Company conducts the Business, directly or indirectly,
     (i) engage in the Business or any aspect of the Business for Whitman's own account in competition with the Company; (ii) enter the employ of, or render any services to or consult with, any person engaged in competition with the Company; (iii) become associated with or interested in any such person in any capacity, including, without limitation, as an individual, partner, shareholder, officer, director, principal, agent or trustee; provided, however, Whitman may own, directly or indirectly, solely as an investment, securities of any company traded on any national securities exchange or over-the-counter if Whitman is not a controlling person of, or a member of a group which controls, such company and does not, directly or indirectly, own two percent (2%) or more of any class of securities of such person; (iv) solicit or otherwise deal with any client of the Company in a manner designed to (or that could) take business away from the Company; or
     (v) solicit or otherwise induce any employee of the Company to terminate his/her employment with the Company.

          ii. Reformation or "Blue-Pencilling." The Company intends to restrict Whitman's activities under Section 4.b.i only to the extent necessary to protect the Company's legitimate business interests. Whitman and the Company agree that the terms and conditions hereof should be enforced to the fullest extent permitted by law. If any court determines that any provision of Section 4.b.i, or any part thereof, is unenforceable because of the scope, duration or geographic breadth of such provision, such court shall have the power to reform such provision to the maximum scope, duration or geographical breadth, as the case may be, that such court has determined is enforceable in accordance with the law.

          iii. Nondisclosure Covenant. Except in performing his duties and obligations under this Agreement, during the Covenant Period, Whitman shall not, without the prior written consent of the Company, intentionally or negligently, reveal, make accessible, or disseminate to any person not an employee of the Company, or to any other entity, or use for the benefit of himself or others, the Trade Secrets and any and all other confidential matters of the Company. Whitman covenants and agrees that he shall not exploit for his own benefit, or the benefit of others, personal relationships with customers, suppliers or agents of the Company in a manner that would or may adversely affect the Company.

          iv. Property of the Company. All of the Company's Trade Secrets, and all tangible items, including, without limitation, all memoranda, notes, lists, records and other documents or papers (and all copies thereof), including such items stored in computer memories, on microfiche or by any other means, made or compiled by or on behalf of Whitman, or made available to Whitman, relating to the past, existing, or contemplated business, research development, or work of the Company, other than purely personal matters, are and shall remain the Company's exclusive property and shall be delivered to the Company promptly upon the termination of Whitman's employment (whether for Cause or otherwise) or at any other time on request of the Company.

          v. Rights and Remedies Upon Breach. If Whitman breaches, or threatens to commit a breach of any of the provisions of Sections 4.b, 4.c, or 4.d (collectively, the "Restrictive Covenants"), the Company shall, independent of, in addition to, and not in lieu of, any other rights and remedies available to the Company under law or in equity, have (A) the right and remedy to have the Restrictive Covenants specifically enforced by any court of competent jurisdiction, it being agreed that any breach or threatened breach of the Restrictive Covenants would cause irreparable injury to the Company and that money damages would not provide an adequate remedy to the Company, and (B) the right and remedy to require Whitman to account for and pay over to the Company all compensation, profits, monies, accruals, increments or other benefits derived or received by Whitman as the result of any transactions constituting a breach of the Restrictive Covenants.

     c. Severability of Covenants. Whitman acknowledges and agrees that the Restrictive Covenants are reasonable and valid in scope, and geographical and temporal breadth and in all other respects. If any court determines that any of the Restrictive Covenants, or any part thereof, is invalid or unenforceable, the remainder of the Restrictive Covenants shall not thereby be affected and shall be given full effect, without regard to the invalid portions.

     d. Enforceability in Jurisdictions. The Company and Whitman intend to and hereby confer jurisdiction to enforce the Restrictive Covenants upon the courts of any jurisdiction within the geographical scope of the Restrictive Covenants. If the courts of any one or more of such jurisdictions hold the Restrictive Covenants unenforceable by reason of their scope or otherwise, it is the intention of the Company and Whitman that such determination not bar or in any way affect the Company's right to the relief provided above in the courts of any other jurisdiction within the geographical scope of the Restrictive Covenants, as to breaches of such covenants in such other respective jurisdictions, such covenants as they relate to each jurisdiction being, for this purpose, severable into diverse and independent covenants.

5.  TERMINATION.

     a. Termination Without "Cause". In consideration of Whitman agreeing to the terms of Article 4 hereof, which agreement the parties acknowledge has a value to the Company in excess of $2,000,000, and in further consideration of Whitman executing a general mutual release acceptable to the Board of Directors of the Company at the time of termination, the parties agree that Whitman shall be entitled to receive the following payments and benefits (subject to required tax and other withholdings) in the event the Company terminates his employment during the Term other than pursuant to Section 5.d hereof, Whitman agreeing, however, that the provisions of Article 4 shall be enforceable notwithstanding Whitman's termination pursuant to Section 5.d:

          i. an amount equal to two and one-half (2 1/2) times the Annual Salary at the time of termination, without interest, payable in two (2) equal installments, the first installment to be due and payable thirty (30) days following the date the Company receives an executed general release satisfactory in all respects to the Board of Directors of the Company (not releasing however any obligations the Company has to Whitman pursuant to this Agreement), and the second installment being due and payable on the date twelve (12) months following payment of the first installment; and

          ii. an amount equal to two and one-half (2 1/2) times the average Performance Compensation paid to Whitman in the three (3) years (or a shorter period as the case may be) immediately preceding the date of termination, without interest, payable in two equal installments, the first installment being due and payable thirty (30) days following the date the Company receives the executed general release, and the second installment being due and payable on the date twelve (12) months following payment of the first installment; and

          iii. an amount equal to the earned (based on achievement of performance objectives to date) but unpaid target Performance Compensation for the fiscal year in which termination occurs, pro rated based on the time Whitman is employed during said fiscal year and payable at the time Performance Compensation is paid to other employees with respect to said fiscal year; and

          iv. continuation of all medical, dental and other health benefits for which Whitman was enrolled immediately prior to termination for a period of two (2) years following the date of termination; and

          v. a five (5) year extension of time in which to exercise all options vested but unexercised as of the date of termination; and

          vi. the pay out to Whitman of any deferred compensation account balances based on the terms and payment elections in place at the time of termination.

     b. Termination Upon Death. If Whitman dies during the Term, this Agreement shall terminate, provided that Whitman's legal representatives, successors, heirs or assigns shall be entitled to receive the payments and benefits earned by Whitman as of the date of such termination (with performance bonuses prorated as of such termination date); provided further, however, if other benefits are governed by the provisions of any written employee benefit plan or policy of the Company, any written agreement contemplated thereunder or any other separate written agreement entered into between Whitman and the Company, the terms and conditions of such plan, policy or agreement shall control in the event of any discrepancy or conflict with the provisions of this Agreement regarding such payments and other benefits upon the death, termination or disability of Whitman.

     c. Suspension upon Disability. If during the Term Whitman becomes physically or mentally disabled, whether totally or partially, as evidenced by the written statement of a competent physician licensed to practice medicine in the United States, so that Whitman is unable to substantially perform his services hereunder for (i) a period of six consecutive months, or (ii) for shorter periods aggregating six months during any twelve-month period, at any time after the last day of the six consecutive months of disability or the day on which the shorter periods of disability equal an aggregate of six months, the Company shall terminate the Term of Whitman's employment hereunder and Whitman shall be entitled to receive the payments and benefits earned by Whitman as of the date of such termination (with performance bonuses prorated as of such termination date). If at any time during the Term Whitman shall no longer be disabled, as evidenced by the written statement of a competent physician licensed to practice medicine in the United States, the Company may, at its election, fully reinstate the employment of Whitman pursuant to this Agreement and shall commence payment of the Annual Salary and all of the terms of this Agreement shall resume in full force for the balance of the Term. Nothing in this Section 5.c shall be deemed to extend the Term.

     d. Termination for "Cause." The Company has the right, at any time during the Term, subject to all of the provisions hereof, exercisable by serving notice, effective in accordance with its terms, to terminate Whitman's employment under this Agreement and discharge Whitman for "Cause" (as hereinafter defined). If such right is exercised, the Company's obligation to Whitman shall be limited to the payment of any unpaid Annual Salary and other benefits, if any, accrued up to the effective date (which shall not be retroactive) specified in the Company's notice of termination. As used in this
Section 5.d, the term "Cause" shall mean and include (i) wrongful misappropriation of any money or other assets or properties of the Company or any subsidiary or affiliate of the Company, (ii) the conviction of Whitman for any felony, or (iii) chronic alcoholism or drug addiction.

     e. Termination in Event of "Unfriendly" Takeover. For purposes of this Agreement, "unfriendly" takeover shall occur if more than forty percent (40%) of the Company's common stock is purchased by a hostile purchaser. The Board of Directors shall determine prior to the takeover whether a purchaser is hostile. In the event of an unfriendly takeover, Whitman shall receive the payments and benefits described in Section 5.a. All unvested stock options shall immediately vest as of the date of the closing of any unfriendly takeover.

     f. "Friendly" Takeover. For purposes of this Agreement, "friendly" takeover shall occur if more than forty percent (40%) of the Company's common stock is purchased by a friendly purchaser. The Board of Directors shall determine prior to the takeover whether a purchaser is friendly. A takeover supported by the Board shall be deemed friendly. In the event of a friendly takeover:

          i.  Whitman  shall  receive the  payments  and  benefits  described in
     Section 5.a, provided that during the three (3) year period after the friendly takeover (provided said 3-year period is within the Term) the successor company terminates Whitman for any reason other than for "Cause" or one or more of the following events occur and Whitman terminates his employment within six months and by reason thereof: (i) Whitman's annual salary is less than the Annual Salary paid to Whitman at the time of the friendly takeover, (ii) Whitman is not eligible to receive incentive compensation on terms and in amounts at least as favorable as the Performance Compensation provided in this Agreement, or (iii) Whitman's role in the Company is other than President and Chief Executive Officer. All unvested stock options shall immediately vest as of the date of the closing of any friendly takeover; and

          ii. there shall immediately vest the number of Options that remain unvested at the time the Board approves the "friendly" takeover necessary to achieve Whitman's vesting of Options representing at least three percent (3%) of the outstanding shares of the Company's stock as of January 1, 2000.

     g. Failure to Extend Term Not an Event of Termination. The Company's election not to extend the Term or any extended term of this Agreement pursuant to Section 2, above, shall not constitute an act of termination of this Agreement for any purpose.

6. INSURANCE. The Company may, from time to time, apply for and take out, in its own name and at its own expense, naming itself or others as the designated beneficiary (which it may change from time to time), policies for health, accident, disability or other insurance upon Whitman in any amount or amounts that it may deem necessary or appropriate to protect its interest. Whitman agrees to aid the Company in procuring such insurance by submitting to reasonable medical examinations and by filling out, executing and delivering such applications and other instruments in writing as may reasonably be required by an insurance company or companies to which any application or applications for insurance may be made by or for the Company.

     7. OTHER PROVISIONS.

     a. Notices. Any notice or other communication required or permitted hereunder shall be in writing and shall be delivered personally, telegraphed, telexed, sent by facsimile transmission or sent by certified, registered or express mail, postage prepaid. Any such notice shall be deemed given when so delivered personally, telegraphed, telexed or sent by facsimile transmission or, if mailed, five days after the date of deposit in the United States mail, as follows:

          i. if to the Company, to:

          Franklin Covey Co.
          2200 West Parkway Boulevard
          Salt Lake City, Utah  84119
          Attn:  Val John Christensen

          ii. if to Whitman, to:

          ------------------------

Any party may change its address for notice hereunder by notice to the other party hereto.

     b. Entire Agreement. This Agreement contains the entire agreement and understanding between the parties with respect to the subject matter hereof and supersedes all prior agreements, written or oral, with respect thereto; provided, however, that nothing herein shall in any way limit the obligation, rights or liabilities of the parties under any written stock option agreement separately entered into by the parties.

     c.  Waivers  and  Amendments.  This  Employment  Agreement  may be amended, modified, superseded, canceled, renewed or extended, and the terms and conditions hereof may be waived, only by a written instrument signed by the parties or, in the case of a waiver, by the party waiving compliance. No delay on the part of any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any waiver on the part of any party of any right, power or privilege hereunder, nor any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder.

     d. Governing Law; Venue. This Agreement, except for Article 4 hereof, shall be governed by and construed in accordance by with the laws of the State of Utah applicable to agreements made and to be performed entirely within such State. The parties submit themselves to the jurisdiction of the federal and state courts located in Utah and agree to commence any lawsuit arising under or relating to this Agreement (other than Article 4 hereof) in such courts.

     e. Assignment. This Agreement, and any rights and obligations hereunder, may not be assigned by any party hereto without the prior written consent of the other party, except that the Company may assign this Agreement to any of its subsidiaries or affiliates without Whitman's consent provided such assignment does not diminish any of Whitman's benefits, rights or obligations hereunder.

     f. Successors and Assigns. The rights and benefits of this Agreement shall inure to the parties' respective successors and assigns.

     g. Counterparts.   This   Agreement  may    be  executed  in  two  or  more
counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

     h. Headings. The headings in this Agreement are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.



FRANKLIN COVEY CO.



By  /s/ Val John Christensen
  ------------------------------------------
    Val John Christensen
    Executive Vice President/General Counsel




ROBERT A. WHITMAN, an individual

EXHIBIT 21



                                  FRANKLIN COVEY CO.
                                    SUBSIDIARIES

Franklin Development Corporation  (a Utah corporation)
Franklin Covey Europe, Inc.  (a Utah corporation)
Franklin Covey Europe, Ltd.  (a United Kingdom corporation)
Franklin Covey Canada, Ltd.  (a Canada corporation)
Franklin Excellence, Inc.  (a Utah corporation)
Franklin Covey Asia, Inc.  (a Utah corporation)
Franklin Covey Australia, Inc.  (a Utah corporation)
Franklin Covey NZ, Inc.  (a Utah corporation)
Franklin Covey Mexico, Inc.  (a Utah corporation)
Franklin Covey de Mexico, SA de CV  (a Mexico corporation)
Franklin Covey Taiwan, Inc.  (a Utah corporation)
Franklin Covey Argentina, Inc.  (a Utah corporation)
Franklin Covey Brazil, Inc.  (a Utah corporation)
Franklin Covey International, Inc.  (a Utah corporation)
Franklin Covey Puerto Rico, Inc.  (a Puerto Rico corporation)
Franklin Covey SA, Inc.  (a Utah corporation)
Franklin Covey ASC, Inc.  (a Utah corporation)
Franklin Covey Printing (formerly Publishers Press, Inc.) (a Utah corporation) Franklin Covey Client Sales, Inc. (a Utah corporation)
Franklin Covey Catalog Sales, Inc.  (a Utah corporation)
Franklin Covey Product Sales, Inc.  (a Utah corporation)
Franklin Covey Services, L.L.C.  (a Utah limited liability company)
Franklin Covey Marketing, Ltd.  (a Utah limited partnership)
Franklin Covey Travel, Inc.  (a Utah corporation)
Franklin Covey Coaching, L.L.C. (a Delaware limited liability company) Premier Agendas, Inc. (a Washington corporation)
Premier School Agendas, Ltd.  (a Canada corporation)
Premier Graphics, L.P.  (a Washington limited partnership)
Wasatch Communications, Inc.  (a Utah corporation)
Franklin Covey Japan Co. Ltd.  (a Japan corporation)
McCulley Cuppan, LLC  (a Utah limited liability)
Franklin Planner.com, Inc.  (a Utah corporation)
Franklin Covey Pty. Ltd.  (an Australia corporation)
Franklin Covey Ltd.  (a New Zealand corporation)
Franklin Covey Middle East, WLL  (a Bahrain corporation)
SA Acquisition, Inc.  (a Utah corporation)

EXHIBIT 23


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

         As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8, File Nos. 33-73624 , 33-51314, 333-34498 and 333-38172, and Form S-3, File Nos.
33-47894 and 333-89541.




/s/ ARTHUR ANDERSEN LLP
------------------------
ARTHUR ANDERSEN LLP

Salt Lake City, Utah
November 27, 2000

Exhibit 99.1


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE





To Franklin Covey Co.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Franklin Covey Co.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 28, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 199 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP
-----------------------
ARTHUR ANDERSEN LLP

Salt Lake City, Utah
September 28, 2000

EXHIBIT 99.2

SCHEDULE II
                               FRANKLIN COVEY CO.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    For the Three Years Ended August 31, 2000
                             (Dollars in Thousands)

Column A                            Column B                    Column C               Column D          Column E
--------                            --------                    --------               --------          --------
                                                               Additions
                                                         ----------------------
                                                         Charged to     Charged
                                   Balance at            Costs and      to Other                        Balance at
Description                     Beginning of Period       Expenses      Accounts      Deductions      End of Period
--------------------------------------------------------------------------------------------------------------------
Year ended August 31, 1998:

 Allowance for doubtful accounts    $  1,931             $  3,472                     $ (2,563)(1)      $  2,840
 Allowance for inventories             4,475                6,522                       (5,998)(2)         4,999
                                    --------             --------                     ---------         --------


                                    $  6,406             $  9,994                     $ (8,561)         $  7,839
                                    ========             ========                     =========         ========


Year ended August 31, 1999:
 Allowance for doubtful
    accounts                        $  2,840             $  4,862                     $ (3,628)(1)      $  4,074
 Allowance for inventories             4,999               13,460                       (8,899)(2)         9,560
                                    --------             --------                     ---------         --------

                                    $  7,839             $ 18,322                     $(12,527)         $ 13,634
                                    ========             ========                     =========         ========

Year ended August 31, 2000:
 Allowance for doubtful
    accounts                        $  4,074             $  1,918                     $ (2,642)(1)      $  3,350
 Allowances for inventories            9,560                5,243                       (8,881)(2)         5,922
                                    --------             --------                     ---------         --------

                                    $ 13,634             $  7,161                     $(11,523)         $  9,272
                                    ========             ========                     =========         ========


(1) Represents a write-off of accounts deemed uncollectible.

(2) Reduction in the allowance is due to a write-off of obsolete inventories.