Form 10-Q
period 2000-11-25
FRANKLIN COVEY CO
filed 2001-01-09
CIK 886206

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                         For the quarterly period ended November 25, 2000

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934

                          For the transition period from __________ to ___________

Commission file no. 1-11107

FRANKLIN COVEY CO.

(Exact name of registrant as specified in its charter)

                    Utah                                                                                       87-0401551
                    (State of incorporation)                                                           (I.R.S. employer identification no.)

                    2200 West Parkway Boulevard
                    Salt Lake City, Utah                                                                84119–2331
                    (Address of principal executive offices)                                    (Zip code)

                    Registrant's telephone number,
                    including area code:                                                                (801) 817-1776

                    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                Yes                 X
                                                                                 No

                    Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

20,650,824 shares of Common Stock as of December 20, 2000

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
FRANKLIN COVEY CO.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
                                                                        November 25,     August 31,
                                                                            2000            2000
                                                                        ------------   ------------
                                                                                 (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents ..........................................   $  22,175    $  21,242
   Accounts receivable, less allowance for
     doubtful accounts of $3,081 and $3,350 ...........................      51,634       84,747
   Inventories ........................................................      63,463       53,599
   Other current assets ...............................................      32,202       33,447
                                                                          ---------    ---------
   Total current assets ...............................................     169,474      193,035

Property and equipment, net ...........................................     124,072      121,556
Goodwill and other intangible assets, net .............................     236,457      258,475
Investment in unconsolidated subsidiary ...............................      19,408
Other long-term assets ................................................      20,533       19,413
                                                                          ---------    ---------
                                                                          $ 569,944    $ 592,479
                                                                          =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Lines of credit ....................................................   $   6,362    $  17,884
   Accounts payable ...................................................      23,696       28,251
   Income taxes payable ...............................................       5,260        4,645
   Current portion of long-term debt and capital lease obligations ....       6,691        7,413
   Other current liabilities ..........................................      56,539       61,504
                                                                          ---------    ---------
   Total current liabilities ..........................................      98,548      119,697

Line of credit ........................................................      55,000       55,000
Long-term debt and capital lease obligations, less current portion ....       7,163        7,505
Deferred compensation liability .......................................       3,288        3,285
Deferred income taxes .................................................      32,939       32,939
                                                                          ---------    ---------
Total liabilities .....................................................     196,938      218,426
                                                                          ---------    ---------

Shareholders' equity:
   Preferred stock - Series A, no par value; convertible into common stock at $14 per share; 4,000,000 shares authorized, 811,088
      shares issued ...................................................      80,967       80,967
   Common stock, $0.05 par value; 40,000,000
      shares authorized, 27,055,894 shares issued .....................       1,353        1,353
   Additional paid-in capital .........................................     224,980      225,748
   Retained earnings ..................................................     186,014      186,711
   Notes receivable ...................................................        (894)        (894)
   Restricted stock deferred compensation .............................          (3)         (58)
   Accumulated other comprehensive loss ...............................        (738)        (122)
   Treasury stock at cost, 6,405,479 and 6,439,329 shares .............    (118,673)    (119,652)
                                                                          ---------    ---------
Total shareholders' equity ............................................     373,006      374,053
                                                                          ---------    ---------

                                                                          $ 569,944    $ 592,479
                                                                          =========    =========
(See Notes to Consolidated Condensed Financial Statements)

FRANKLIN COVEY CO.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share data)
                                                                                Quarter Ended
                                                                         --------------------------
                                                                         November 25,  November 27,
                                                                              2000         1999
                                                                         -----------   ------------
                                                                                 (unaudited)

Sales ................................................................... $ 125,226    $ 144,078

Cost of sales  (exclusive of stock option purchase
   costs of $265 in fiscal 2000) ........................................    47,612       59,025
                                                                          ---------    ---------

Gross margin ............................................................    77,614       85,053

Selling, general and administrative  (exclusive of stock
   option purchase and relocation costs of $226 in
   fiscal 2000) .........................................................    63,325       60,382
Stock option purchase and relocation costs ..............................                    491
Depreciation and amortization ...........................................    10,703        9,890
                                                                          ---------    ---------
Income from operations ..................................................     3,586       14,290

Equity in earnings of unconsolidated subsidiary .........................       885
Interest income .........................................................       240          329
Interest expense ........................................................    (1,874)      (1,526)
                                                                          ---------     --------
Income before provision for income taxes ................................     2,837       13,093

Provision for income taxes ..............................................     1,507        5,905
                                                                          ---------    ---------

Net income ..............................................................     1,330        7,188

Preferred stock dividends ...............................................    (2,028)      (1,914)
                                                                          ---------    ---------

Net (loss) income available to common shareholders ...................... $    (698)   $   5,274
                                                                          =========    =========

Net (loss) income per share:
        Basic ........................................................... $    (.03)   $     .26
        Diluted .........................................................      (.03)         .26

Weighted average number of common and common
equivalent shares:
        Basic ...........................................................    20,647       20,518
        Diluted .........................................................    20,647       20,595
(See Notes to Consolidated Condensed Financial Statements)

FRANKLIN COVEY CO.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                                     Quarter Ended
                                                                                ------------------------
                                                                               November 25,  November 27,
                                                                                   2000          1999
                                                                                ----------   -----------
                                                                                      (unaudited)
Cash flows from operating activities:
  Net income .................................................................. $  1,330      $  7,188
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ............................................   11,271        10,879
     Equity in earnings of unconsolidated subsidiary ..........................     (885)
     Other ....................................................................       93            82
     Changes in assets and liabilities, net of effects from acquisitions:
        Decrease in accounts receivable .......................................   32,803        21,352
        Increase in inventories ...............................................   (9,987)       (3,688)
        Increase in other assets and other long-term liabilities ..............   (1,414)       (1,825)
        Decrease in accounts payable and accrued liabilities ..................   (8,465)      (10,776)
        Increase in income taxes payable ......................................      615         5,797
                                                                                --------      --------

     Net cash provided by operating activities ................................   25,361        29,009
                                                                                --------      --------

Cash flows from investing activities:
     Formation of joint venture, acquisition of businesses, and earnout payment     (289)      (11,964)
     Purchases of property and equipment ......................................   (9,437)       (3,878)
                                                                                --------      --------

     Net cash used for investing activities ...................................   (9,726)      (15,842)
                                                                                --------      --------

Cash flows from financing activities:
     Net (decrease) increase in short-term borrowings .........................  (11,522)        1,780
     Proceeds from long-term debt and line of credit ..........................    3,000        70,000
     Payments on long-term debt and capital leases ............................   (4,064)      (85,713)
     Purchases of common stock for treasury ...................................      (85)          (97)
     Proceeds from treasury stock issuance ....................................      328            84
     Payment of preferred stock dividends .....................................   (2,028)
                                                                                --------      --------

     Net cash used for financing activities ...................................  (14,371)      (13,946)
                                                                                --------      --------

Effect of foreign exchange rates ..............................................     (331)          364
                                                                                --------      --------

     Net increase (decrease) in cash and cash equivalents .....................      933          (415)

Cash and cash equivalents at beginning of period ..............................   21,242        26,781
                                                                                --------      --------

Cash and cash equivalents at end of period .................................... $ 22,175      $ 26,366
                                                                                ========      ========

Supplemental disclosure of cash flow information:
     Interest paid ............................................................ $  1,661      $  3,190
                                                                                ========      ========
     Income taxes paid ........................................................ $    828      $    546
                                                                                ========      ========

     Fair value of assets acquired ............................................               $ 11,964
     Cash paid for net assets .................................................                (11,964)
                                                                                              --------
     Liabilities assumed from acquisitions ....................................               $   --
                                                                                              ========
Non-cash investing and financing activities:
     Accrued preferred dividends .............................................. $  2,028      $  1,914
     Preferred dividends paid with additional shares of preferred stock .......                  1,875
     Notes receivable issued from sale of common stock ........................                    894
     Net assets contributed to form joint venture, net of cash contributed ....   18,234
(See Notes to Consolidated Condensed Financial Statements)

FRANKLIN COVEY CO.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

        Franklin Covey Co. (the “Company”) provides integrated training and performance solutions to organizations and individuals in productivity, leadership, sales performance, communication and other areas. Each solution set may include components for training and consulting, assessment and other application tools that are generally available in electronic or paper-based formats. The Company’s products and services are available through professional consulting services, public workshops, catalogs, retail stores and the Internet at www.franklincovey.com and www.franklincoveyplanner.com. The Company’s best known products include the Franklin Planner™ and the best-selling book, The 7 Habits of Highly Effective People.

        The attached unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. The Company suggests the information included in this Report on Form 10-Q be read in conjunction with the financial statements and related notes included in the Company’s Annual Report to Shareholders for the fiscal year ended August 31, 2000.

        The Company utilizes a modified 52/53 week fiscal year that ends on August 31. Corresponding quarterly periods generally consist of 13-week periods that will end on November 25, 2000, February 24, 2001, and May 26, 2001 during fiscal 2001. Due to the modified 52/53 week fiscal year, the quarter ended November 25, 2000 had two fewer business days than the quarter ended November 27, 1999.

        The results of operations for the quarter ended November 25, 2000 are not necessarily indicative of results for the entire fiscal year ending August 31, 2001.

         In order to conform with the current period presentation, certain reclassifications have been made in the prior period financial statements.

NOTE 2 - INVENTORIES

Inventories are comprised of the following (in thousands):
                                                                   November 25,    August 31,
                                                                        2000         2000
                                                                      -------       -------
        Finished goods ............................................   $47,669      $38,363
        Work in process ...........................................     2,099        2,803
        Raw materials .............................................    13,695       12,433
                                                                       ------       ------

                                                                      $63,463      $53,599
                                                                      =======      =======

NOTE 3 – RESTRUCTURING COSTS

         During the fourth quarter of fiscal 1999, the Company’s Board of Directors approved a plan to restructure the Company’s operations, reduce its workforce, and formally exit the majority of its leased office space located in Provo, Utah. These changes were intended to align the Company’s products, services, and distribution channels in a manner that focuses Company resources on providing integrated training and performance solutions to organizations and individuals. The restructuring was also intended to lay strategic, operational, organizational, and financial foundations for profitable growth. Included in the restructuring charge were costs to provide severance and related benefits as well as costs to formally exit the leased office space. As of August 31, 2000, the Company’s restructuring plan was substantially complete. The components of the accrued restructuring charge and the remaining accrual balances at November 25, 2000 were as follows (in thousands):

                                                                          Leased Office
                                                   Severance Costs      Space Exit Costs          Total
                                                   ---------------      ----------------        ---------
Accrued restructuring costs at
    August 31, 2000 ...........................         $ 2,415              $ 2,745             $ 5,160

Restructuring costs paid ......................            (466)                (274)               (740)
                                                        -------              -------             -------

Accrued restructuring costs as of
     November 25, 2000 ........................         $ 1,949              $ 2,471             $ 4,420
                                                        =======              =======             =======

         As of November 25, 2000, accrued severance costs consisted of expected remaining severance and benefit payments for terminated employees. Remaining accrued leased office space exit costs represent the difference between base rental charges and the offsetting expected sublease revenue receipts. The Company expects that the remaining restructuring accrual will be sufficient to complete its restructuring plan.

NOTE 4 – SHAREHOLDERS’ EQUITY

          Through November 25, 2000, the Company’s Board of Directors had approved various plans for the purchase of up to 8,000,000 shares of the Company’s common stock. At November 25, 2000, the Company had purchased approximately 7,705,000 shares under Board authorized purchase plans.

         On December 1, 2000, the Company’s Board of Directors approved the purchase of up to an additional $10.0 million of the Company’s common stock.

NOTE 5 – COMPREHENSIVE INCOME

         Comprehensive income includes net income and other revenues, expenses, gains, and losses that are excluded from net income but are included as components of shareholders’ equity. Comprehensive income for the Company is as follows (in thousands):

                                                                             Quarter Ended
                                                                       --------------------------
                                                                       November 25,  November 27,
                                                                           2000          1999
                                                                       -----------   ------------

Net (loss) income available to common
    shareholders ......................................................   $  (698)     $ 5,274

Other comprehensive (loss) income:
    Foreign currency translation adjustments...........................      (616)         484
                                                                          -------      -------

Comprehensive (loss) income ...........................................    (1,314)     $ 5,758
                                                                          =======      =======

NOTE 6 – NET INCOME PER COMMON SHARE

        Basic earnings per share (“EPS”) is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock or the “as converted” method as appropriate. Significant components of the numerator and denominator used for Basic and Diluted EPS are as follows (in thousands, except per share amounts):

                                                                              Quarter Ended
                                                                       ---------------------------
                                                                       November 25,   November 27,
                                                                           2000          1999
                                                                       -----------    ------------

Net income ............................................................  $  1,330     $  7,188
Preferred dividends ...................................................    (2,028)      (1,914)
                                                                         --------     --------
Net (loss) income available to common shareholders ....................  $   (698)    $  5,274
                                                                         ========     ========
Basic weighted-average shares outstanding..............................    20,647       20,518

Incremental shares from assumed
    exercises of stock options .........................................                    77
                                                                         --------     --------
Diluted weighted-average shares outstanding
    and common stock equivalents.......................................    20,647       20,595
                                                                         ========     ========

Net (loss) income per share:
    Basic .............................................................  $   (.03)   $     .26
    Diluted ...........................................................      (.03)         .26

Shares excluded from the diluted EPS
    calculation due to antidilution:
    Incremental shares from assumed exercises of stock options.........        70

    Preferred stock on an "as converted" basis ........................     5,794        5,491

NOTE 7 – SEGMENT INFORMATION

        As part of its restructuring initiatives during fiscal 2000, the Company adopted a channel-based view of its operations and has aligned its business operations into the following business segments:

Retail Stores – Includes the sales and operational results of the Company’s 149 retail stores. Although retail store sales mainly consist of products such as handheld devices and planners, virtually any component of the Company’s leadership and productivity solutions can be purchased through the retail store channel.

Catalog/e-Commerce – This operating segment includes the sales and operating results of the Company’s catalog operation and its Internet web-site at www.franklincovey.com. Nearly all of the Company’s various products and services can be purchased through these channels.

Organizational Sales Group – The organizational sales group (“OSG”) is primarily responsible for the sale and delivery of leadership, productivity, sales performance, and communication training seminars to corporations and certain other organizational clients.

Educational – The educational channel includes the sales and operations of Premier Agendas (“Premier”) and includes sales of both products and training to educational institutions from elementary schools to colleges and universities. Operating results of this channel are primarily dependent upon the seasonal sales pattern of Premier, which recognizes the majority of its sales during the Company’s fourth fiscal quarter.

International – The international channel is responsible for the delivery of products and services to clients located outside of the United States.

Other – All "other" channels consist primarily of wholesale, government, personal coaching, and commercial printing operations.

        The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). Each of the reportable segments and corporate support departments has an executive vice-president who reports directly to the CEO. The primary measurement tool in segment performance analysis is earnings before interest, taxes, depreciation, and amortization (“EBITDA”), which also approximates cash flows from the operating segments. The calculation of EBITDA includes the equity in earnings of Franklin Covey Personal Coaching, LLC, the newly formed joint venture that began operations on September 1, 2000.

         The Company accounts for its segment information on the same basis as the accompanying consolidated condensed financial statements. Prior year information has been restated to conform with current year classifications.

SEGMENT INFORMATION
(in thousands)
Reportable Segments

                                                                                                 Corporate,
                                                                                                Adjustments
Quarter ended         Catalog/                                                                      and
November 25, 2000     Retail     e-Commerce       OSG      Educational International  Other     Elimination  Consolidated
-------------------------------------------------------------------------------------------------------------------------

Sales to external
   customers         $  38,592   $  28,449    $  22,395   $   4,616    $  14,538   $  16,636                $ 125,226
Intersegment sales                                                                     5,007   $  (5,007)
Gross margin            21,460      18,689       16,257       2,876        9,733       9,623      (1,024)      77,614
EBITDA                   9,438      12,667        5,503      (5,066)       1,536         354      (9,258)      15,174
Depreciation and
   amortization          1,591          66        2,263       1,391          391       1,206       3,795       10,703
Segment assets          34,494         526       15,342      78,609       25,314      49,537     366,122      569,944

Quarter ended
November 27, 1999
-------------------------------------------------------------------------------------------------------------------------

Sales to external
   customers         $  37,848   $  33,163    $  21,655   $   6,163    $  14,683   $  30,566                $ 144,078
Intersegment sales                                                                     5,214   $  (5,214)
Gross margin            20,546      20,961       14,534       3,816        9,780      14,844         572       85,053
EBITDA                  10,158      13,203        4,807      (3,359)       3,286       2,191      (6,106)      24,180
Depreciation and
   amortization          1,707          68        2,198       1,190          351         991       3,385        9,890
Segment assets          25,772         422       16,913      79,633       26,076      71,815     376,968      597,599
A reconciliation of reportable segment EBITDA to consolidated EBITDA is presented below (in thousands):
                              November 25,       November 27,
 Quarter Ended                    2000               1999
 --------------------------- ---------------     --------------

Reportable segment
   EBITDA                     $ 24,432             $ 30,286
Corporate expenses              (9,453)              (8,320)
Intercompany rent
   charges                       1,478                1,711
Other                           (1,283)                 503
                              --------             --------
Consolidated EBITDA           $ 15,174             $ 24,180
                              ========             ========

        Corporate assets such as cash, accounts receivable, and other assets are not generally allocated to reportable business segments for business analysis purposes. However, inventories, certain identifiable goodwill and fixed assets are classified by segment.

NOTE 8 – PERSONAL COACHING JOINT VENTURE

        Effective September 1, 2000, the Company entered into a joint venture with American Marketing Systems, Inc. (“AMS”), a major customer of the Company’s Personal Coaching division. The new company, Franklin Covey Coaching, LLC, will continue to provide personal coaching services for the Company’s customers. Under terms of the agreement, the Company and AMS each own 50 percent of Franklin Covey Coaching, LLC and are equally represented in the management of the new company. The Company contributed substantially all of the net assets of the Personal Coaching division to form the new entity. The Company expects that the new venture will broaden the curriculum and services currently offered in order to grow the personal coaching business over the long term, while maintaining a substantial portion of the Company’s current earnings from coaching activities. The Company’s share of the joint venture’s earnings is included as “equity in earnings of unconsolidated subsidiary” in the accompanying consolidated condensed statement of income for fiscal 2001.

        Subsequent to November 25, 2000, the Company paid $2.1 million to the former owners of Personal Coaching for its operating performance under terms of the acquisition agreement and to terminate future earnout periods due to the formation of Franklin Covey Personal Coaching, LLC.

NOTE 9 – ACCOUNTING FOR DERIVATIVE INSTRUMENTS

        Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138. The new standard requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value, and that changes in the derivative’s fair value be recognized as a component of earnings from current operations unless specific hedge criteria are met. The cumulative effect of adopting SFAS No. 133 was not material to the Company’s financial statements.

        The Company utilizes certain derivative financial instruments to enhance its ability to manage risk, primarily from foreign currency exposures that exist as part of the Company’s ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into derivative contracts for speculative purposes, nor is the Company party to any leveraged derivative instrument.

        During the normal course of operations, the Company is exposed to foreign currency exchange risk as a result of transactions that are denominated in currencies other than the United States dollar. As of November 25, 2000, the Company utilized a foreign currency forward contract to manage the volatility of certain intercompany financing transactions that are denominated in Japanese Yen. This contract did not meet certain hedge accounting requirements and corresponding gains and losses have been recorded as a component of current operations, which offset gains and losses on the underlying transaction, in the accompanying consolidated condensed statement of income for the first quarter of fiscal 2001. The notional amount of the Company’s foreign currency forward contract was $6.5 million at November 25, 2000.

NOTE 10 – MANAGEMENT STOCK LOAN PROGRAM

        During fiscal 2000, the Company announced the implementation of an incentive-based compensation program that includes a loan program from external lenders to certain managers for the purpose of purchasing shares of the Company’s common stock. The program gives management of the Company the opportunity to purchase shares of the Company’s common stock on the open market, and from shares purchased by the Company, by borrowing on a full-recourse basis from the external lenders. The Company has facilitated the loans by providing a guarantee to the lenders. Subsequent to November 25, 2000, the loan program was closed with a total of 3,825,000 shares purchased and corresponding loans totaling $33.6 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management’s Discussion and Analysis included in the Company’s Annual Report to Shareholders for the year ended August 31, 2000.

RESULTS OF OPERATIONS
Quarter Ended November 25, 2000 Compared with the Quarter Ended November 27, 1999

Overview

        Net loss available to common shareholders was $0.7 million compared to net income of $5.3 million in the prior year. Contributing to this decline were the following five noncomparable factors that had an adverse effect upon operations during the quarter ended November 25, 2000. First, the Company’s modified 5-4-4 reporting calendar included two fewer business days than the prior year. However, these days will be picked up during the Company’s fourth quarter of fiscal 2001. Second, unfavorable foreign currency exchange rates during the quarter ended November 25, 2000 resulted in significant exchange losses while foreign currency exchange gains were recognized in the prior year. Third, a major product shipment to one of the Company’s wholesale vendors was shipped in the first quarter of fiscal 2000, rather than in the Company’s third quarter of fiscal 2000. The normal delivery schedule to this vendor is expected to resume during fiscal 2001. Fourth, the Company was unable to ship all of the 1999/2000 Premier agenda order during the fourth quarter of fiscal 1999. As a result, some of those agendas were delivered during the first quarter of fiscal 2000. However, the Company was able to ship nearly all of its 2000/2001 Premier agenda order during the fourth quarter of fiscal 2000, which minimized spill-over sales in fiscal 2001. Fifth, the Company had 14 stores that were closed for renovation at various times during the quarter ended November 25, 2000, which contributed to lower comparable store sales during the quarter.

Sales

The following table sets forth selected data concerning sales of the Company's operating segments (in thousands):
                                               Quarter Ended
                                     ---------------------------------

                                     November 25,         November 27,
                                         2000                 1999           Variance %
                                     ------------         ------------       ----------

Retail Stores                         $    38,592          $    37,848             2
Catalog/e-Commerce                         28,449               33,163           (14)
Organizational Sales Group                 22,395               21,655             3
Educational                                 4,616                6,163           (25)
International                              14,538               14,683            (1)
Other                                      16,636               30,566           (46)
                                      -----------          -----------
                                      $   125,226          $   144,078           (13)
                                      ===========          ===========

         Sales through the Company’s retail store channel increased due to 21 additional stores, which offset a five-percent decrease in comparable store sales. At November 25, 2000, the Company was operating 149 retail stores compared to 128 stores at November 27, 1999. Comparable store sales declined primarily due to reduced traffic, which the Company attributed to a general softening in retail sales during late 2000, closed stores that were under renovation during the quarter, and fewer business days during the current quarter. Catalog/e-Commerce sales declined due to reduced call volume in the Company’s catalog operations. However, sales through the Company’s Internet web site at www.franklincovey.com continued to increase versus the prior year. Organizational Sales Group (“OSG”) sales increased due to improved sales performance training and leadership program sales. Educational sales, which includes Premier, declined primarily due to the timing of shipments as explained above. Reported International sales were flat compared to the prior year and were adversely affected by foreign currency exchange rates. Had foreign currency exchange rates remained constant with the prior year, International sales would have increased by approximately $0.5 million. “Other” channel sales consist primarily of wholesale, government, personal coaching, and commercial printing services. Other sales declined primarily due to the prior year sale of the commercial division of Publishers Press, which recorded sales of $7.1 million in the first quarter of fiscal 2000, and the formation of a joint venture to provide personal coaching services that was effective September 1, 2000. As a result of the formation of the joint venture, the Company no longer recognizes the sales of the Personal Coaching division, but only recognizes its share of net income from the joint venture. Personal coaching sales were $4.5 million in the first quarter of fiscal 2000.

Gross Margin

         Gross margin improved to 62.0 percent of sales for the quarter, compared to 59.0 percent in the prior year. The Company’s gross margin increased primarily due to improved inventory processes and procedures, which reduced inventory adjustments, price increases on certain planner products and public programs, and the sale of the commercial division of Publishers Press. Commercial printing service sales generally had much lower gross margins than the majority of the Company’s other products and services. Partially offsetting these factors was an overall increase in lower-margin handheld technology product sales, coupled with a decline in the volume of higher margin paper planner sales.

Operating Expenses

         Selling, general, and administrative (“SG&A”) expenses increased $2.9 million, to 50.6 percent of sales, compared to 41.9 percent in the prior year. The increase was primarily due to increased retail store operations, foreign currency exchange losses, the ongoing development of new products and electronic commerce channels, increased consulting costs, and the transition of the Mexico licensee to a Company owned direct operation. These increases were slightly offset by a decrease in core associate costs as a result of a reduction in core headcount and the formation of the new personal coaching joint venture. As previously mentioned, the Company is operating 21 additional stores compared to the prior year and has realized increased operating costs, including pre-opening costs for new stores opened during the quarter. Due to unfavorable foreign currency exchange rates, the Company recognized a currency exchange loss versus a gain during the same quarter of the prior year. Additionally, exchange rates had an unfavorable impact on the translation of international operating expenses during the first quarter of fiscal 2001. During the quarter, the Company continued its spending to develop and market new products, such as the new series of “bite-sized” training courses entitled “Productivity in the Digital Age”. The Company also continues to improve its electronic commerce infrastructure to meet changing consumer preferences and has committed significant resources for the development of its Internet web sites and other on-line products and services. The Company also incurred increased consulting costs related to the completion of several key initiatives designed to improve future profitability. During fiscal 2000, the Company purchased its licensee operation in Mexico and combined the licensee operation with its established Mexico operations. In addition to increased costs associated with increased operations, the Company incurred and expensed transition costs necessary to combine its Mexico operations.

         Depreciation charges increased by $0.6 million compared to the prior year, primarily due to the addition of leasehold improvements in new and remodeled retail stores, the purchase of computer hardware and software, and investments in additional manufacturing equipment. Amortization charges increased by $0.2 million, primarily due to previous acquisitions and the amortization of contingent earnout payments that were paid during the second quarter of fiscal 2000 and were not subject to amortization during the first quarter of fiscal 2000.

         Income tax expense was recorded at an effective tax rate of 53.1 percent, which was based upon expected taxable income for the remainder of fiscal 2001 and the effects of non-deductible goodwill amortization. Non-deductible goodwill amortization from previous acquisitions and related contingent earnout payments generally has an unfavorable impact on the Company’s effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company’s primary sources of capital have been net cash provided by operating activities, long-term borrowings, line of credit financing, and the issuance of preferred stock. Working capital requirements have also been financed through short-term borrowing and line-of-credit financing. In connection with the issuance of preferred stock to a private investor, the Company offered existing shareholders the opportunity to purchase shares of preferred stock through a subscription offering. The preferred stock shares offered to existing shareholders were substantially identical to the preferred stock issued to the private investor. The subscription offering closed during fiscal 2000, with 42,338 additional shares of preferred stock sold for net proceeds totaling $4.1 million.

         Net cash provided by operating activities during the quarter ended November 25, 2000 was $25.4 million compared to $29.0 million in the prior year. Adjustments to net income included $11.3 million of depreciation and amortization charges during the first quarter of fiscal 2001. The primary source of cash from operations was the collection of accounts receivable, primarily from Premier, which has seasonally high sales during the Company’s fourth fiscal quarter. The major uses of cash were the acquisition of inventories for new stores and expected sales during the Company’s second quarter, and the payment of accounts payable and accrued liabilities also primarily attributable to the seasonal nature of Premier’s operations.

         Net cash used for investing activities totaled $9.7 million during the first quarter of fiscal 2001 compared to $15.8 million in the prior year. Of this amount, $9.4 million was used to purchase leasehold improvements in new stores, computer hardware and software, manufacturing equipment, and other property and equipment. The Company also contributed $0.3 million of cash to form a new personal coaching joint venture that began operations on September 1, 2000.

         Net cash used for financing activities during the quarter ended November 25, 2000 was $14.4 million compared to $13.9 million in the prior year. During the quarter, the Company utilized $15.6 million of cash to reduce both current and long-term debt amounts. Additionally, the Company paid accrued preferred stock dividends with cash totaling $2.0 million.

         At November 25, 2000, the Company had unsecured bank lines of credit for working capital needs totaling $97.0 million, of which $35.6 million was available. The lines of credit require the Company to maintain certain financial ratios and minimum net worth levels. As of November 25, 2000, the Company was in compliance with the terms of the lines of credit. The Company’s line of credit agreements expire on December 1, 2001.

         Going forward, the Company will continue to incur costs necessary for the development of electronic commerce channels, strategic acquisitions and joint ventures, retail store buildouts and renovations, regional office leasehold improvements, and growth of the business. Cash provided by operations, available lines of credit and other financing alternatives will be used for these expenditures. Management anticipates that its existing capital resources will be sufficient to enable the Company to maintain its current level of operations and its planned internal growth for the foreseeable future. The Company also continues to pursue additional financing alternatives as it repositions itself for future growth.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

         With the exception of historical information (information relating to the Company’s financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere are forward-looking statements that necessarily are based on certain assumptions and are subject to risks and uncertainties. Such uncertainties include, but are not limited to, unanticipated developments in any one or more of the following areas: the integration of acquired or merged businesses, management of growth, availability of financing sources, dependence on products or services, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, pending and threatened litigation, and other risk factors which may be detailed from time to time in the Company’s press releases, reports to shareholders and in filings with the Securities and Exchange Commission (“SEC”).

         While the Company has a broad customer base, it is subject to variables over which it has no direct control such as innovations in competing products, the general transition from paper-based products to electronic or internet based products, changing corporate policies on the part of the Company’s customers, and competition from others in the industry. In addition, the Company is subject to changes in costs of supplies necessary to produce its products and distribution of those products. The Company’s business is subject to seasonal variations. The Company is also subject to risks associated with sales occurring in countries other than the United States. Sales outside the United States potentially present additional risks such as political, social, and economic instability.

         The market price of the Company’s common stock has been and may remain volatile. In addition, the stock markets in general have recently experienced increased volatility. Factors such as quarter to quarter variations in revenues and earnings or the failure of the Company to meet analysts’ expectations could have a significant impact on the market price of the Company’s common stock. In addition, the price of the common stock can change for reasons unrelated to the performance of the Company.

         These forward-looking statements are based on management’s expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results will differ and may differ materially from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the business risks described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2000, and elsewhere in the Company’s filings with the SEC.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK OF FINANCIAL INSTRUMENTS

         The principal risks to which the Company is exposed are changes in interest rates and foreign currency exchange rates. The Company manages its exposure to interest rates by optimizing the use of variable-rate and fixed-rate debt instruments. To manage the volatility related to currency exchange rates, the Company has entered into limited derivative transactions to manage well-defined foreign currency exchange risks. Foreign exchange forward contracts are entered into for periods consistent with underlying exposures and do not constitute positions independent of those exposures. The Company does not purchase foreign exchange or other derivative instruments for speculative purposes and does not use leveraged instruments. As the Company continues to expand internationally, the Company’s use of foreign exchange contracts may grow in order to manage the foreign currency risks to the Company. At November 25, 2000, the Company had one foreign exchange forward contract to sell Japanese Yen and receive United States Dollars with a notional amount of approximately $6.5 million.

EURO CONVERSION

         On January 1, 1999, the European Monetary Union (“EMU”), which is comprised of 11 out of the 15 member countries of the European Union, introduced a new common currency, the “Euro”. During the transition period between January 1, 1999 and January 1, 2002, both the Euro and national currencies will coexist. The national currencies will remain legal tender until at least January 1, 2002, but not later than July 1, 2002. The Company currently transacts business in EMU countries using the national currencies and translates the financial results of those countries in accordance with current accounting pronouncements. Further, the Company has not experienced, nor does it expect to experience, a material adverse impact on its financial condition, results of operations or liquidity as a result of the Euro conversion.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings:

         Not applicable.

Item 2.  Changes in Securities:

         Not applicable.

Item 3.  Defaults upon Senior Securities:

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:

         Not applicable.

Item 5.  Other information:

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K:

         (A)   Exhibits:

               10.1 Limited   Liability  Company  Agreement  of  Franklin  Covey
                    Coaching  LLC,  dated  September  1, 2000  (filed as exhibit
                    10.13 in the  Company's  Annual  Report on Form 10-K for the
                    fiscal year ended August 31, 2000 and incorporated herein by reference).

         (B)   Reports on Form 8-K:

                    Not applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                     FRANKLIN COVEY CO.

Date:            January 9, 2001                                                           By:             /s/ Robert A. Whitman                                                                                                                                                                                                                                             Robert A. Whitman
                                                                                                                              Chief Executive Officer

Date:            January 9, 2001                                                          By:             /s/ J. Scott Nielsen
                                                                                                                              J. Scott Nielsen
                                                                                                                              Chief Accounting Officer