Form 10-K/A
period 2000-08-31
FRANKLIN COVEY CO
filed 2001-01-11
CIK 886206

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

     As of November 1, 2000, the Registrant had 20,643,182 shares of Common Stock outstanding.

     Parts of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Shareholders, which is scheduled to be held on January 12, 2001, are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1


     The Registrant hereby includes the final version of the Employment Agreement, preliminarily filed as exhibit 10-21 to Form 10-K.

                                  FORM 10-K/A
                                AMENDMENT NO. 1



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


FRANKLIN COVEY

By:  /s/ Val John Christensen
     ------------------------------
     Val John Christensen
     Executive Vice President,
     General Counsel and Secretary

Date: January 11, 2001

                                 FORM 10-K/A
                               AMENDMENT NO. 1

EXHIBIT 10.21



                              EMPLOYMENT AGREEMENT


     This Employment Agreement (the "Agreement"), dated as of September 1, 2000, is made and entered into by and between Franklin Covey Co., a Utah corporation (the "Company"), and Robert A. Whitman ("Executive").

     WHEREAS, Executive has been serving as the Chairman of the Board, President and Chief Executive Officer of the Company;

     WHEREAS, in order to induce Executive to continue to serve in such positions, the Company desires to provide Executive with compensation and other benefits on the terms and conditions set forth in this Agreement; and

     WHEREAS, Executive is willing to continue such employment and perform services for the Company, on the terms and conditions hereinafter set forth;

     NOW THEREFORE, in consideration of the promises and the mutual covenants herein contained, it is agreed as follows:

1.   EMPLOYMENT, POSITIONS AND DUTIES.

     1.1 TERM. The Company hereby agrees to employ Executive and Executive hereby agrees to undertake employment with the Company upon the terms and conditions set forth in this Agreement. Executive's employment will be for a term beginning on January 1, 2000, and, subject to earlier expiration upon Executive's termination under Section 5, expiring on August 31, 2007 (the "Initial Term"), unless the Initial Term is extended on such terms and conditions and for such period of time as may be agreed upon in writing by Executive and the Company. The Initial Term, as so extended or earlier terminated, is referred to in this Agreement as the "Term."

     1.2 POSITIONS AND DUTIES. Throughout the Term, Executive will serve as President and Chief Executive Officer and/or Executive Chairman of the Company and perform the duties of such positions reporting to the Board of Directors of the Company. In addition, the Company will use its best efforts to cause Executive to be elected as Chairman of the Board of Directors of the Company (hereinafter referred to as the "Board"). Executive will perform such services as are normally delegated to such positions and such other additional services as may be reasonably delegated to him from time to time by the Board. Executive further agrees to hold such additional positions with the Company as may be assigned to him from time to time by the Board. During the Term, Executive will be the Company's full-time employee and, except as may otherwise be approved in advance in writing by the Board, and during vacation periods and reasonable periods of absence due to sickness, personal injury or other disability, Executive will devote substantially all of his working time and efforts to his duties under this Agreement. Notwithstanding the foregoing, Executive may (i) subject to the approval of the Board, serve as a director or advisory committee member of noncompeting for-profit companies, (ii) manage personal and family investments and (iii) serve as an officer, director, trustee or otherwise participate in purely educational, welfare, social, charitable, religious and civic organizations. In connection with his employment during the Term, unless otherwise agreed by Executive and the Board, Executive will be based at the Company's principal executive offices in Salt Lake City, Utah. Executive will undertake normal business travel on behalf of the Company, the reasonable expenses of which will be paid by the Company pursuant to Section 4.

     1.3 INDEMNIFICATION. The Company will provide to Executive its standard indemnification for officers and directors of the Company.

2. COMPENSATION.

     2.1 SALARY. During the Term, the Company will pay Executive an annual base salary ("Base Salary") of $500,000, which will be reviewed annually by the Organization and Compensation Committee of the Board (the "Compensation Committee"), provided, however, that the Organization and Compensation Committee will not be required to review Executive's Base Salary prior to the fiscal year of the Company beginning September 1, 2001. Base Salary may be increased, but not decreased, and as so adjusted will constitute "Base Salary" under this Agreement. Base Salary will be payable at the times and in the manner consistent with the Company's general policies regarding compensation of executive officers.

     2.2 ANNUAL INCENTIVE COMPENSATION. Executive will be eligible to participate in an annual cash incentive program on terms commensurate with Executive's position and level of responsibility; provided, however, that Executive's annual target incentive compensation will be not less than 100% of Base Salary (prorated for any fiscal year of the Company in which Executive is employed for less than 12 full months), with a potential pay-out range from zero to 150% of such Base Salary based on Executive's attainment of performance objectives as determined by the Compensation Committee. Except as set forth in the preceding sentence, nothing in this Section 2.2 will guarantee to Executive any specific amount of incentive compensation.

2.3  LONG-TERM INCENTIVE COMPENSATION.

     2.3.1 The Company will grant to Executive, pursuant to the terms of the Company's 1992 Stock Incentive Plan and the terms and conditions set forth in this Section 2.3.1, an option to purchase 1,602,000 shares of the Company's common stock, par value $.01 per share, at an exercise price of $14.00 per share. Except as provided in Section 5, the option may be exercised only while Executive is employed by the Company as either its Chief Executive Officer or as its Executive Chairman. The option will be fully exercisable on August 31, 2007, and will be exercisable prior to August 31, 2007, in accordance with the following schedule, on or after any date that the average closing sale price of the Company's common stock for the preceding 90 consecutive trading days equals or exceeds the average price set forth in the schedule:

                                            Cumulative Number of
            Average Closing                   Shares for which
            Price Per Share                 Option is Exercisable
            ---------------                 ---------------------
                  $20                              801,000
                  $25                              934,500
                  $30                             1,068,000
                  $35                             1,201,500
                  $40                             1,335,000
                  $45                             1,418,500
              $50 or more                         1,602,000

For purposes of this Agreement, the closing sale price of the Company's common stock will be the closing sale price in the principal market in which the common stock is traded at any relevant time, and a trading day is a day on which there is a sale of the Company's common stock in such market. To the extent unexercised, the option will expire and cease to be exercisable on August 31, 2010.

     2.3.2 At Executive's request, the Company will lend to Executive on a full recourse basis an amount equal to the aggregate exercise price of any shares of common stock purchased on exercise of the option described in Section 2.3.1 plus the aggregate amount of federal, state and local income taxes incurred by Executive as a result of such exercise. Any such loan will become due and payable to the extent Executive sells or otherwise disposes of shares of common stock purchased with the loan proceeds and will become due and payable in full, without regard to any such sales, five years after the date of the loan. All other terms and conditions of the loan will be substantially similar to the terms and conditions of loans to key employees in effect from time to time under the Company's Management Stock Purchase Loan Program.

3.   EMPLOYEE BENEFITS.

     3.1 EMPLOYEE BENEFIT PROGRAMS, PLANS AND PRACTICES. During the Term, the Company will provide Executive and his eligible dependents, subject to the terms and conditions of the applicable plans as they may be amended from time to time, participation in all Company-sponsored employee benefit plans, including all employee retirement income and welfare benefit policies, plans, programs or arrangements in which senior executives of the Company participate, including the Company's health and disability plans, 401(k) plan and voluntary nonqualified deferred compensation plan, if any such plans are provided by the Company, in a manner commensurate with his position and level of responsibility in the Company.

     3.2 VACATION AND FRINGE BENEFITS. Executive will be entitled to six weeks vacation in accordance with the Company's vacation policy and to fringe benefits made available to senior executives of the Company commensurate with his position and level of responsibility in the Company.

4. EXPENSES. During the Term, the Company will promptly reimburse Executive for all travel and other business expenses that Executive incurs in the course of performing his duties under this Agreement in a manner commensurate with Executive's position and level of responsibility with the Company and in accordance with the Company's policies and rules relating to the reimbursement of such expenses.

5. TERMINATION OF EMPLOYMENT. The termination of Executive's employment will be governed by the following provisions:

     5.1 VOLUNTARY TERMINATION BY EXECUTIVE; DISCHARGE FOR CAUSE.

          5.1.1 During the Term, the Company may terminate Executive's employment hereunder for Cause (as hereinafter defined). In the event that during the Term Executive's employment is terminated by the Company for Cause or by Executive other than for Good Reason (as defined in Section 5.2.1) or other than as a result of Executive's total and permanent disability (within the meaning of Section 5.2.1) or death, the Company will pay as soon as practicable to Executive (i) the earned and unpaid Base Salary to which Executive is entitled, pursuant to Section 2.1, and any other compensation earned but not yet paid through the date of Executive's termination, which will include any amounts payable with respect to prior years (collectively, the "Compensation Payments") and (ii) any amounts owed for accrued but unused vacation days (the "Vacation Payment"), and Executive will be entitled to no other compensation, except as otherwise due to him under applicable law or the terms of any applicable plan or program and except in settlement of deferred compensation arrangements, if any, in accordance with their terms. Executive will not be entitled, among other things, to the payment of any annual incentive compensation in respect of all or any portion of the fiscal year in which such termination occurs.

          5.1.2 For purposes of this Agreement, the Company will have "Cause" to terminate Executive's employment hereunder if (i) Executive has been convicted by a court of competent jurisdiction of the commission of a felony (other than a traffic violation or as a result of vicarious liability), (ii) Executive has willfully and continuously failed to attempt in good faith to perform his duties after written notice from the Board of such failure, (iii) Executive has willfully failed or refused to attempt in good faith to comply with a specific and proper directive of the Board delivered to him in writing, (iv) Executive engaged in willful misconduct with regard to the Company that is materially injurious to the Company, or
     (v) Executive has committed a serious breach of trust in disregard of the Company's interest or that is undertaken for personal gain. Any act or failure to act by Executive will be considered as "willful" if it was done or omitted to be done by him not in good faith, and will exclude any act or failure to act resulting from Executive's physical or mental impairment. Prior to taking any action, the Board will provide Executive with notice and an opportunity to appear with counsel before a special meeting of the Board, and where possible, will provide Executive with a reasonable opportunity to cure the act or failure to act that is alleged to constitute "Cause." Such Board action will be taken by a resolution duly adopted by the Board.

     5.2 INVOLUNTARY TERMINATION.

          5.2.1 During the Term, Executive's employment hereunder may be terminated by the Company for any reason other than Cause by delivery in accordance with Section 9.4 to Executive of a notice of termination and a copy of a resolution duly adopted by the Board; provided, however, that the mere failure to extend the Initial Term will not be deemed to be a termination of Executive's employment. Executive will be treated for purposes of this Agreement as having been involuntarily terminated other than for Cause if, during the Term, Executive dies, becomes totally and permanently disabled (as hereinafter defined) or terminates his employment with the Company prior to termination for Cause for any of the following reasons (each, a "Good Reason"): (i) the Company's breach of any material provision of this Agreement which has not been cured within 30 days after written notice to the Company of such breach from Executive; (ii) the failure to elect or reelect or otherwise to maintain Executive as a director of the Company or as Chairman or Chief Executive Officer of the Company; (iii) a material reduction in Executive's duties, responsibilities or authority; and (iv) the relocation of Executive's principal place of employment more than 50 miles from the Company's current executive offices in Salt Lake City, Utah. For purposes of this Section 5.2, Executive will be totally and permanently disabled if he is disabled within the meaning of the Company's long-term disability benefit plan or insurance policy applicable to Executive and he remains so disabled for a period of at least six months.

          5.2.2 In the event Executive's employment is terminated during the Term pursuant to Section 5.2.1, the Company will pay to Executive as soon as practicable (i) the Compensation Payments, (ii) an amount equal to 2 1/2 times Executive's Base Salary, (iii) the Vacation Payment, (iv) the annual incentive compensation under Section 2.2 at the target level of performance in respect of the fiscal year of the Company in which Executive's termination occurs, prorated for the number of days until Executive's termination during such fiscal year, (v) an amount equal to 2 1/2 times the average annual incentive compensation payment awarded to Executive pursuant to Section 2.2 for the three fiscal years of the Company immediately preceding the fiscal year in which Executive's employment is terminated, and (vi) such payments under applicable plans or programs, including but not limited to those referred to in Section 3.1, to which Executive is entitled pursuant to the terms of such plans or programs. In addition, (x) Executive, his spouse and dependents will be entitled to continued medical, dental and other health benefits under the Company's health benefit plans or programs in which he participated at termination of employment in lieu of COBRA continuation coverage, provided he pays the applicable premium for such coverage charged to similarly situated active employees of the
     Company, (y) all stock options remain exercisable, to the extent exercisable at Executive's termination of employment, for a period of five years following the date of Executive's termination of employment or, if less, the period ending on August 31, 2010, and (z) all deferred compensation arrangements, if any, will be settled in accordance with their terms.

     5.3 CHANGE IN CONTROL.

          5.3.1 For purposes of this Agreement, "Change in Control" means the occurrence during the Term of any of the following events:

               (i) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of the combined voting power of the then outstanding voting securities ("Voting Stock") of the Company; provided, however, that the following acquisitions will not constitute a Change in Control: (A) any issuance of Voting Stock of the Company directly from the Company that is approved by the Incumbent Board (as defined in Section 5.3.1(ii)), (B) any acquisition by the Company of Voting Stock of the Company, (C) any acquisition of Voting Stock of the Company by any employee benefit plan (or related trust) sponsored or maintained by the Company or any subsidiary of the Company, or (D) any acquisition of Voting Stock of the Company by any Person pursuant to a Business Combination that complies with clauses
          (A), (B) and (C) of Section 5.3.1(iii), or

               (ii) individuals who, as of the date hereof, constitute the Board (the "Incumbent Board"), cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a Director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least two-thirds of the Directors then comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) will be deemed to have been a member of the Incumbent Board; or

               (iii) consummation of a reorganization, merger or consolidation, a sale or other disposition of all or substantially all of the assets of the Company, or other transaction (each, a "Business Combination"), unless, in each case, immediately following such Business Combination,
          (A) all or substantially all of the individuals and entities who were the beneficial owners of Voting Stock of the Company immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of the combined voting power of the then outstanding shares of Voting Stock of the entity resulting from such Business Combination (including, without limitation, an entity which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries), (B) no Person (other than the Company, such entity resulting from such Business Combination, or any employee benefit plan (or related trust) sponsored or maintained by the Company, any subsidiary of the Company or such entity resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of the combined voting power of the then outstanding shares of Voting Stock of the entity resulting from such Business Combination, and (C) at least a majority of the members of the Board of Directors of the entity resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement or of the action of the Board providing for such Business Combination; or

               (iv) approval by the shareholders of the Company of a complete liquidation or dissolution of the Company, except pursuant to a Business Combination that complies with clauses (A), (B) and (C) of
          Section 5.3.1(iii).

          5.3.2 If (i) a Change in Control occurs during the Term, (ii) the Change in Control has not been approved by the Incumbent Board and (iii) during the 24-month period following the date of the Change in Control, Executive's employment is terminated by the Company for any reason other than Cause or by Executive for Good Reason, the Company will pay to Executive the amounts set forth in Section 5.2.2 and will provide Executive with the benefits set forth in such Section, except that all stock options held by Executive on the date of such termination of employment will be fully exercisable without regard to the exercise schedule set forth in
     Section 2.3.1 or any applicable stock option agreement.

          5.3.3 If a Change in Control occurs during the Term, and the Change in Control has been approved by the Incumbent Board, 801,000 shares of the Company's common stock subject to the stock option described in Section
     2.3.1 (or if the number of shares subject to such option that are not immediately exercisable is less than 801,000 shares, such lesser number of shares) will immediately become exercisable on the date of the Change in Control without regard to the exercise schedule set forth in that Section or the vesting provisions of any applicable stock option agreement. If, during the 24-month period following the date of such Change in Control, Executive's employment is terminated by the Company for reasons other than Cause or by Executive for Good Reason, the Company will pay to Executive the amounts set forth in Section 5.2.2 and will provide Executive with the benefits set forth in such Section.

          5.3.4 Anything in this Agreement to the contrary notwithstanding, in the event that it is determined (as hereinafter provided) that any payment (other than the Gross-Up payments provided for in this Section 5.3.4 and Annex A) or distribution by the Company or any of its affiliates or any other person in connection with the Change in Control to or for the benefit of Executive, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any stock option, or the lapse or termination of any restriction on, or the vesting or exercisability of, any stock option (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") (or any successor provision thereto) or to any similar tax imposed by state or local law, or any interest or penalties with respect to such tax (such tax or taxes, together with any such interest and penalties, being hereafter collectively referred to as the "Excise Tax"), then Executive will be entitled to receive an additional payment or payments (collectively, a "Gross-Up Payment"). The Gross-Up Payment will be in an amount such that, after payment by Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed upon the Gross-Up Payment, Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payment. For purposes of determining the amount of the Gross-Up Payment, Executive will be considered to pay (x) federal income taxes at the highest rate in effect in the year in which the Gross-Up Payment will be made and (y) state and local income taxes at the highest rate in effect in the state or locality in which the Gross-Up Payment would be subject to state or local tax, net of the maximum reduction in federal income tax that could be obtained from deduction of such state and local taxes. The obligations set forth in this
     Section 5.3.4 will be subject to the procedural provisions described in Annex A.

     5.4 NONDUPLICATION OF BENEFITS. To the extent, and only to the extent, a payment or benefit that is paid or provided under this Section 5 would also be paid or provided under the terms of any plan, program, agreement or arrangement applicable to Executive, such applicable plan, program, agreement or arrangement will be deemed to have been satisfied by the payment made or benefit provided under this Agreement.

     5.5 RESIGNATIONS. Except to the extent requested by the Board, upon any termination of Executive's employment with the Company, Executive will immediately resign all positions and directorships with the Company and each of its subsidiaries and affiliates.

     5.6 RELEASE. The right of Executive to receive termination payments and benefits under Section 5.3 is conditioned on (i) the execution by Executive of a mutual general release in a form reasonably satisfactory to the Company and typically used in the context of the termination of an executive officer that will provide only for a release of specific claims arising out of, or relating to, Executive's employment with the Company and will not provide for the release of any claims for payments and benefits under this Agreement (or under any other plan, policy or arrangement, including equity plans of the Company or any of its affiliates in which Executive participates or otherwise has rights) and rights of indemnification provided to Executive by the Company and (ii) the expiration of any revocation period specified in such release. 6. Mitigation and Offset. Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, nor will any profits, income, earnings or other benefits from any source whatsoever create any mitigation, offset, reduction or any other obligation on the part of Executive hereunder or otherwise.

7.   COVENANTS.

     7.1 COMPETITIVE ACTIVITY. During the period of Executive's employment by the Company and for a period of three years thereafter, Executive will not, without the prior written consent of the Company, which consent may be withheld for any reason or no reason, directly or indirectly engage in any Competitive Activity. For this purpose, "Competitive Activity" means Executive's participation in the management of any business enterprise if such enterprise engages in substantial and direct competition with the Company and such enterprise's sales of any product or service competitive with any product or service of the Company amounted to 10% or more of such enterprise's net sales for its most recently completed fiscal year and if the Company's net sales of said product or service amounted to 10% or more of the Company's net sales for its most recently completed fiscal year. "Competitive Activity" will not include
(i) the mere ownership of securities in any such enterprise, provided, however, in the case of publicly-traded enterprises, such ownership does not exceed 5% of the outstanding voting securities or units of such enterprise, and the exercise of rights appurtenant thereto or (ii) participation in the management of any such enterprise other than in connection with the competitive operations of such enterprise. The Company will promptly and in good faith respond in writing to any request made by Executive as to whether an activity, engagement or employment contemplated by Executive constitutes Competitive Activity for purposes of this Agreement.

     7.2 CONFIDENTIALITY. During the Term, the Company agrees that it will disclose to Executive its confidential or proprietary information (as defined in this Section 7.2) to the extent necessary for Executive to carry out his obligations to the Company. Executive hereby covenants and agrees that he will not, without the prior written consent of the Company, during the Term or thereafter disclose to any person not employed by the Company, or use in connection with engaging in competition with the Company, any confidential or proprietary information of the Company. For purposes of this Agreement, the term "confidential or proprietary information" will include all information of any nature and in any form that is owned by the Company and that is not publicly available (other than by Executive's breach of this Section 7.2) or generally known to persons engaged in businesses similar or related to those of the Company. Confidential or proprietary information will include, without limitation, the Company's financial matters, customers, employees, industry contracts, strategic business plans, product development (or other proprietary product data), marketing plans, and all other secrets and all other information of a confidential or proprietary nature. For purposes of the preceding two sentences, the term "Company" will also include any subsidiary of the Company (collectively, the "Restricted Group"). The foregoing obligations imposed by this Section 7.2 will not apply (i) during the Term, in the course of the business of and for the benefit of the Company, (ii) if such confidential or proprietary information has become, through no fault of Executive, generally known to the public or (iii) if Executive is required by law to make disclosure (after giving the Company notice and an opportunity to contest such requirement).

     7.3 NONSOLICITATION. Executive hereby covenants and agrees that during the Term and for two years thereafter Executive will not, except in connection with his duties under this Agreement, without the prior written consent of the Company on behalf of Executive or on behalf of any person, firm or company, directly or indirectly, attempt to solicit or hire, or assist any other person in so soliciting or hiring, any employee of the Restricted Group, or any person who has received an offer of employment from the Restricted Group, to give up, or to not commence, employment or a business relationship with the Restricted Group.

     7.4 ENFORCEMENT. Executive and the Company agree that the covenants contained in Sections 7.1, 7.2 and 7.3 are reasonable under the circumstances, and further agree that if in the opinion of any court of competent jurisdiction any such covenant is not reasonable in any respect, such court will have the right, power and authority to excise or modify any provision or provisions of such covenants as to the court will appear not reasonable and to enforce the remainder of the covenants as so amended. Executive acknowledges and agrees that the remedy at law available to the Company for breach of any of his obligations under Sections 7.1, 7.2 and 7.3 would be inadequate and that damages flowing from such a breach may not readily be susceptible to being measured in monetary terms. Accordingly, Executive acknowledges, consents and agrees that, in addition to any other rights or remedies that the Company may have at law, in equity or under this Agreement, upon adequate proof of his violation of any such provision of this Agreement, the Company will be entitled to immediate injunctive relief and may obtain a temporary order restraining any threatened or further breach, without the necessity of proof of actual damage.

     7.5 POST-TERMINATION ASSISTANCE. Executive agrees that after his employment with the Company has terminated he will provide, upon reasonable notice and in coordination with his other activities, such information and assistance to the Company as may reasonably be requested by the Company in connection with any litigation in which it or any of its affiliates is or may become a party and that is related to a matter arising during the Term of which Executive has knowledge; provided, however, that the Company agrees to reimburse Executive on an after-tax basis for any related out-of-pocket expenses, including travel and legal expenses.

8. SURVIVAL. The expiration or termination of the Term will not impair the rights or obligations of any party hereto that accrue hereunder prior to such expiration or termination, except to the extent specifically stated herein, without limiting the survival of any other provisions. In addition to the foregoing, Executive's covenants contained in Sections 7.1, 7.2, 7.3 and 7.5 and the Company's obligations under Section 5, will survive the expiration or termination of this Agreement or of Executive's employment.

9.   MISCELLANEOUS PROVISIONS.

     9.1 BINDING ON SUCCESSORS; ASSIGNMENT. This Agreement will be binding upon and inure to the benefit of the Company, Executive and each of their respective successors, assigns, personal and legal representatives, executors, administrators, heirs, distributees, devisees, and legatees, as applicable; provided, however, that neither this Agreement nor any rights or obligations hereunder will be assignable or otherwise subject to hypothecation by Executive (except by will or by operation of the laws of intestate succession) or by the Company, except that the Company may assign this Agreement to any successor (whether by merger, purchase or otherwise) to all or substantially all of the stock, assets or businesses of the Company, if such successor expressly agrees to assume the obligations of the Company hereunder pursuant to a written agreement delivered to Executive.

     9.2 GOVERNING LAW. This Agreement will be governed, construed, interpreted and enforced in accordance with the substantive laws of the State of Utah, without regard to conflicts of law principles.

     9.3 SEVERABILITY. Any provision of this Agreement that is deemed invalid, illegal or unenforceable in any jurisdiction will, as to that jurisdiction, be ineffective to the extent of such invalidity, illegality or unenforceability, without affecting in any way the remaining provisions hereof in such jurisdiction or rendering that or any other provisions of this Agreement invalid, illegal, or unenforceable in any other jurisdiction. If any covenant should be deemed invalid, illegal or unenforceable because its scope is considered excessive, such covenant will be modified so that the scope of the covenant is reduced only to the minimum extent necessary to render the modified covenant valid, legal and enforceable.

     9.4 NOTICES. For all purposes of this Agreement, all communications, including without limitation notices, consents, requests or approvals, required or permitted to be given hereunder will be in writing and will be deemed to have been duly given when hand delivered or dispatched by electronic facsimile transmission (with receipt thereof confirmed), or upon actual receipt if mailed by United States mail or sent by overnight courier service and addressed to the Company (to the attention of the Secretary of the Company) at its principal executive office and to Executive at his principal residence, or to such other address as any party may have furnished to the other in writing and in accordance herewith.

     9.5 COUNTERPARTS. This Agreement may be executed in several counterparts, each of which will be deemed to be an original, but all of which together will constitute one and the same Agreement.

     9.6 ENTIRE AGREEMENT. Except as provided in the Change in Control Agreement, the terms of this Agreement are intended by the parties to be the final expression of their agreement with respect to Executive's employment by the Company and may not be contradicted by evidence of any prior or contemporaneous agreement. The parties further intend that this Agreement will constitute the complete and exclusive statement of its terms and that no extrinsic evidence whatsoever may be introduced in any judicial, administrative or other legal proceeding to vary the terms of this Agreement.

     9.7 AMENDMENTS; WAIVERS. This Agreement may not be modified, amended, or terminated except by an instrument in writing, approved by the Company and signed by Executive and the Company. Failure on the part of either party to complain of any action or omission, breach or default on the part of the other party, no matter how long the same may continue, will never be deemed to be a waiver of any rights or remedies hereunder, at law or in equity. Executive or the Company may waive compliance by the other party with any provision of this Agreement that such other party was or is obligated to comply with or perform only through an executed writing; provided, however, that such waiver will not operate as a waiver of, or estoppel with respect to, any other or subsequent failure.

     9.8 NO INCONSISTENT ACTIONS. The parties will not voluntarily undertake or fail to undertake any action or course of action that is inconsistent with the provisions or essential intent of this Agreement. Furthermore, it is the intent of the parties hereto to act in a fair and reasonable manner with respect to the interpretation and application of the provisions of this Agreement.

     9.9 HEADINGS AND SECTION REFERENCES. The headings used in this Agreement are intended for convenience or reference only and will not in any manner amplify, limit, modify or otherwise be used in the construction or interpretation of any provision of this Agreement. All section references are to sections of this Agreement, unless otherwise noted.

     9.10 BENEFICIARIES. Executive will be entitled to select (and change, to the extent permitted under any applicable law) a beneficiary or beneficiaries to receive any compensation or benefit payable hereunder following Executive's death, including severance payments, and may change such election, in either case by giving the Company written notice thereof. In the event of Executive's death or a judicial determination of his incompetence, reference in this Agreement to "Executive" will be deemed, where appropriate, to his beneficiary, estate or other legal representative.

     9.11 WITHHOLDING. The Company will be entitled to withhold from payment any amount of withholding required by law.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date and year first above written.

                         FRANKLIN COVEY CO.



                         By:
                                ----------------------------------------------
                                Name:
                                       ---------------------------------------
                                Title:
                                        --------------------------------------


                         EXECUTIVE



                                ----------------------------------------------
                                Robert A. Whitman

                                                                      ANNEX A

                    EXCISE TAX GROSS-UP PROCEDURAL PROVISIONS


     (1) Subject to the provisions of Paragraph (5) hereof, all determinations required to be made under Section 5.3.4 and Annex A, including whether an Excise Tax is payable by Executive and the amount of such Excise Tax and whether a Gross-Up Payment is required to be paid by the Company to Executive and the amount of such Gross-Up Payment, if any, will be made by a nationally recognized accounting firm (the "National Firm") selected by the Company in its sole discretion, which National Firm may be the Company's independent auditors. The Company will direct the National Firm to submit its determination and detailed supporting calculations to both the Company and Executive within 60 calendar days after the date of Executive's termination of employment, and any such other time or times as may be requested by the Company or Executive. If the National Firm determines that any Excise Tax is payable by Executive, the Company will pay the required Gross-Up Payment to Executive within five business days after receipt of such determination and calculations with respect to any Payment to Executive. If the National Firm determines that no Excise Tax is payable by Executive with respect to any material benefit or amount (or portion thereof), it will, at the same time as it makes such determination, furnish the Company and Executive with an opinion that Executive has substantial authority not to report any Excise Tax on his federal, state or local income or other tax return with respect to such benefit or amount. As a result of the uncertainty in the application of Section 4999 of the Code and the possibility of similar uncertainty regarding applicable state or local tax law at the time of any determination by the National Firm hereunder, it is possible that Gross-Up Payments that will not have been made by the Company should have been made (an "Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts or fails to pursue its remedies pursuant to Paragraph (5) hereof and Executive thereafter is required to make a payment of any Excise Tax, Executive will direct the National Firm to determine the amount of the Underpayment that has occurred and to submit its determination and detailed supporting calculations to both the Company and Executive as promptly as possible. Any such Underpayment will be promptly paid by the Company to, or for the benefit of, Executive within five business days after receipt of such determination and calculations.

     (2) The Company and Executive will each provide the National Firm access to and copies of any books, records and documents in the possession of the Company or Executive, as the case may be, reasonably requested by the National Firm, and otherwise cooperate with the National Firm in connection with the preparation and issuance of the determinations and calculations contemplated by Paragraph
(1) hereof. Any determination by the National Firm as to the amount of the Gross-Up Payment will be binding upon the Company and Executive.

     (3) The federal, state and local income or other tax returns filed by Executive will be prepared and filed on a consistent basis with the determination of the National Firm with respect to the Excise Tax payable by Executive. Executive will report and make proper payment of the amount of any Excise Tax, and at the request of the Company, provide to the Company true and correct copies (with any amendments) of his federal income tax return as filed with the Internal Revenue Service and corresponding state and local tax returns (with any irrelevant portions of such returns to be redacted), if relevant, as filed with the applicable taxing authority, and such other documents reasonably requested by the Company, evidencing such payment. If prior to the filing of Executive's federal income tax return, or corresponding state or local tax return, if relevant, the National Firm determines that the amount of the Gross-Up Payment should be reduced, Executive will within five business days pay to the Company the amount of such reduction.

     (4) The fees and expenses of the National Firm for its services in connection with the determinations and calculations contemplated by Paragraph
(1) hereof will be borne by the Company.

     (5) Executive will notify the Company in writing of any claim by the Internal Revenue Service or any other taxing authority that, if successful, would require the payment by the Company of a Gross-Up Payment. Such notification will be given as promptly as practicable but no later than 10 business days after Executive actually receives notice of such claim and Executive will further apprise the Company of the nature of such claim and the date on which such claim is requested to be paid (in each case, to the extent known by Executive). Executive will not pay such claim prior to the expiration of the 30-calendar-day period following the date on which he gives such notice to the Company or, if earlier, the date that any payment of amount with respect to such claim is due. If the Company notifies Executive in writing prior to the expiration of such period that it desires to contest such claim, Executive will:

          (A) provide the Company with any written records or documents in his possession relating to such claim reasonably requested by the Company;

          (B) take such action in connection with contesting such claim as the Company reasonably requests in writing from time to time, including without limitation accepting legal representation with respect to such claim by an attorney competent in respect of the subject matter and reasonably selected by the Company;

          (C) cooperate with the Company in good faith in order effectively to contest such claim; and

          (D) permit the Company to participate in any proceedings relating to such claim;

provided, however, that the Company will bear and pay directly all costs and expenses (including interest and penalties) incurred in connection with such contest and will indemnify and hold harmless Executive, on an after-tax basis, for and against any Excise Tax or income or other tax, including interest and penalties with respect thereto, imposed as a result of such representation and payment of costs and expenses. Without limiting the foregoing provisions of this Paragraph (5), the Company will control all proceedings taken in connection with the contest of any claim contemplated by this Paragraph (5) and, at its sole option, may pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim

(provided, however, that Executive may participate therein at his own cost and expense) and may, at its option, either direct Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company determines; provided, however, that if the Company directs Executive to pay the tax claimed and sue for a refund, the Company will advance the amount of such payment to Executive on an interest-free basis and will indemnify and hold Executive harmless, on an after-tax basis, from any Excise Tax or income or other tax, including interest or penalties with respect thereto, imposed with respect to such advance; and provided further, however, that any extension of the statute of limitations relating to payment of taxes for the taxable year of Executive with respect to which the contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of any such contested claim will be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and Executive will be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

     (6) If, after the receipt by Executive of an amount advanced by the Company pursuant to Paragraph (5) hereof, Executive receives any refund with respect to such claim, Executive will (subject to the Company's complying with the requirements of Paragraph (5) hereof) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after any taxes applicable thereto), less any taxes Executive is required to pay on such account. If, after the receipt by Executive of an amount advanced by the Company pursuant to Paragraph (5) hereof, a determination is made that Executive is not entitled to any refund with respect to such claim and the Company does not notify Executive in writing of its intent to contest such denial or refund prior to the expiration of 30 calendar days after such determination, then such advance will be forgiven and will not be required to be repaid and the amount of any such advance will offset, to the extent thereof, the amount of Gross-Up Payment required to be paid by the Company to Executive pursuant to Section
5.3.4 and this Annex A.