Form 10-Q
period 2001-02-24
FRANKLIN COVEY CO
filed 2001-04-10
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————

FORM 10-Q

——————

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2001

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

——————

Commission file no. 1-11107

FRANKLIN COVEY CO.
Incorporated pursuant to the Laws of the State of Utah

——————

Internal Revenue Service - Employer Identification No.  87-0401551

2200 West Parkway Boulevard, Salt Lake City, Utah  84119-2099
(801) 817-1776

——————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

The total number of shares of the registrant’s Common Stock outstanding on March 30, 2001 was 19,851,182

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
FRANKLIN COVEY CO.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
                                                                           February 24,        August 31,
                                                                               2001               2000
                                                                          ----------------   ---------------
                                                                                       (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                             $   18,954          $   21,242
      Accounts receivable, less allowance for doubtful
         accounts of $2,362 and $3,350, respectively                            34,775              84,747
      Inventories                                                               49,597              53,599
      Other current assets                                                      34,774              33,447
                                                                            ----------          ----------
      Total current assets                                                     138,100             193,035

Property and equipment, net                                                    124,509             121,556
Goodwill and other intangible assets, net                                      232,762             258,475
Investment in unconsolidated subsidiary                                         18,611
Other long-term assets                                                          20,941              19,413
                                                                            ----------          ----------
                                                                            $  534,923          $  592,479
                                                                            ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Lines of credit                                                       $   10,000          $   17,884
      Accounts payable                                                          10,536              28,251
      Income taxes payable                                                       3,402               4,645
      Current portion of long-term debt and capital lease obligations            6,290               7,413
      Other current liabilities                                                 53,996              61,504
                                                                            ----------          ----------
      Total current liabilities                                                 84,224             119,697

Line of credit                                                                  45,000              55,000
Long-term debt and capital lease obligations, less current portion               3,834               7,505
Deferred compensation liability                                                  3,635               3,285
Deferred income taxes                                                           32,939              32,939
                                                                            ----------          ----------
Total liabilities                                                              169,632             218,426
                                                                            ----------          ----------

Shareholders' equity:
      Preferred stock - Series A, no par value; convertible into common stock at $14 per share; 4,000,000 shares authorized,
         811,088 shares issued                                                  80,967              80,967
      Common stock, $0.05 par value; 40,000,000 shares
         authorized, 27,055,894 shares issued                                    1,353               1,353
      Additional paid-in capital                                               224,518             225,748
      Retained earnings                                                        183,181             186,711
      Notes receivable                                                            (894)               (894)
      Restricted stock deferred compensation                                                           (58)
      Accumulated other comprehensive loss                                        (803)               (122)
      Treasury stock at cost, 7,001,692 and 6,439,329 shares, respectively    (123,031)           (119,652)
                                                                            ----------          ----------
Total shareholders' equity                                                     365,291             374,053
                                                                            ----------          ----------
                                                                            $  534,923          $  592,479
                                                                            ==========          ==========
(See Notes to Consolidated Condensed Financial Statements)

FRANKLIN COVEY CO.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share data)
                                                      Quarter Ended                   Six Months Ended
                                              -----------------------------    -------------------------------

                                              February 24,   February 26,      February 24,    February 26,
                                                  2001           2000              2001            2000
                                              -------------  -------------     -------------   -------------
                                                       (unaudited)                      (unaudited)

Sales                                            $ 133,366      $ 149,365         $ 262,488       $ 298,244

Cost of sales  (exclusive of stock option
    purchase costs of $869 and $1,134,
    respectively, in fiscal 2000)                   58,959         66,267           110,467         130,092
                                                 ---------      ---------         ---------       ---------
Gross margin                                        74,407         83,098           152,021         168,152

Selling, general and administrative
    (exclusive of stock option purchase
    and relocation costs of $799 and $1,024,
    respectively, in  fiscal 2000)                  64,994         64,013           128,319         124,396
Stock option purchase and relocation costs                          1,668                             2,158
Depreciation                                         5,692          5,368            11,459          10,510
Amortization                                         4,859          5,160             9,796           9,909
                                                 ---------      ---------         ---------       ---------
Income (loss) from operations                       (1,138)         6,889             2,447          21,179

Equity in earnings of unconsolidated
    subsidiary                                         550                            1,435
Interest income                                        281            305               521             633
Interest expense                                    (1,408)        (1,764)           (3,282)         (3,289)
                                                 ---------      ---------         ---------       ---------

Income (loss) before income taxes                   (1,715)         5,430             1,121          18,523

Provision for income taxes                            (911)         2,611               595           8,516
                                                 ---------      ---------         ---------       ---------

Net income (loss)                                     (804)         2,819               526          10,007

Preferred stock dividends                           (2,028)        (2,036)           (4,056)         (3,950)
                                                 ---------      ---------         ---------       ---------

Net income (loss) available to common
    shareholders                                 $  (2,832)     $     783         $  (3,530)      $   6,057
                                                 =========      =========         =========       =========

Net income (loss) per share:
        Basic and Diluted                        $   (.14)      $     .04         $   (.17)       $     .30

Weighted average number of common and
    common equivalent shares:
        Basic                                       20,450         20,187            20,546          20,358
        Diluted                                     20,450         20,285            20,546          20,445
(See Notes to Consolidated Condensed Financial Statements)

FRANKLIN COVEY CO.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                                               Six Months Ended
                                                                                         ----------------------------------
                                                                                         February 24,        February 26,
                                                                                             2001                2000
                                                                                         --------------     ---------------
                                                                                                    (unaudited)
Cash flows from operating activities:
     Net income                                                                             $     526          $  10,007
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                          22,526             22,627
        Equity in earnings of unconsolidated subsidiary                                        (1,435)
        Cash distribution of earnings from unconsolidated subsidiary                            1,000
        Other                                                                                     178                147
        Changes in assets and liabilities, net of effects from acquisitions:
           Decrease in accounts receivable                                                     49,662             42,299
           Decrease in inventories                                                              3,879              3,111
           Decrease (increase) in other assets and deferred compensation liability, net        (4,865)             2,112
           Decrease in accounts payable and accrued liabilities                               (22,265)           (18,899)
           Increase (decrease) in income taxes payable                                         (1,243)             4,183
                                                                                            ---------          ---------
     Net cash provided by operating activities                                                 47,963             65,587
                                                                                            ---------          ---------

Cash flows from investing activities:
     Formation of joint venture, acquisition of businesses, and earnout payments               (2,192)           (20,853)
     Purchases of property and equipment                                                      (16,110)            (7,862)
                                                                                            ---------          ---------
     Net cash used for investing activities                                                   (18,302)           (28,715)
                                                                                            ---------          ---------

Cash flows from financing activities:
     Net decrease in short-term borrowings                                                     (7,884)            (1,006)
     Proceeds from long-term debt and line of credit                                            8,040             71,162
     Payments on long-term debt and capital lease obligations                                 (22,835)          (102,329)
     Proceeds from issuance of preferred stock, net                                                                4,143
     Payment of preferred dividends                                                            (4,056)            (1,922)
     Purchases of common stock for treasury                                                    (5,112)            (5,270)
     Proceeds from treasury stock issuance                                                        579                437
                                                                                            ---------          ---------
     Net cash used for financing activities                                                   (31,268)           (34,785)
                                                                                            ---------          ---------

Effect of foreign exchange rates                                                                 (681)               292
                                                                                            ---------          ---------
Net (decrease) increase in cash and cash equivalents                                           (2,288)             2,379

Cash and cash equivalents at beginning of period                                               21,242             26,781
                                                                                            ---------          ---------
Cash and cash equivalents at end of period                                                  $  18,954          $  29,160
                                                                                            =========          =========

Supplemental disclosure of cash flow information:
     Interest paid                                                                          $   2,971          $   4,707
                                                                                            =========          =========
     Income taxes paid                                                                          1,990              4,737
                                                                                            =========          =========

     Fair value of assets acquired                                                          $   1,903          $  20,853
     Cash paid for net assets                                                                  (1,903)           (20,853)
                                                                                            ---------          ---------
     Liabilities assumed from acquisitions                                                  $      -           $      -
                                                                                            =========          ========

Non-cash investing and financing activities:
     Net assets contributed to form joint venture, net of cash contributed                  $  18,176
     Accrued preferred dividends                                                                2,028          $   2,028
     Preferred dividends paid with additional shares of preferred stock                                            1,875
     Notes receivable issued from sale of common stock                                                               894
     Notes payable issued for the acquisition of business                                                          6,000
(See Notes to Consolidated Condensed Financial Statements)

FRANKLIN COVEY CO.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

        Franklin Covey Co. (the “Company”) provides integrated training and performance solutions to organizations and individuals in productivity, leadership, sales performance, communication, and other areas. Each solution set may include components for training and consulting, assessment, and other application tools that are generally available in electronic or paper-based formats. The Company’s products and services are available through professional consulting services, public workshops, catalogs, retail stores, and the Internet at www.franklincovey.com and www.franklincoveyplanner.com. The Company’s best known products include the Franklin Planner™ and the best-selling book, The 7 Habits of Highly Effective People.

        The accompanying unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. The Company suggests the information included in this Report on Form 10-Q be read in conjunction with the financial statements and related notes included in the Company’s Annual Report to Shareholders on Form 10-K for the fiscal year ended August 31, 2000.

        The Company utilizes a modified 52/53 week fiscal year that ends on August 31. Corresponding quarterly periods generally consist of 13-week periods that end on November 25, 2000, February 24, 2001, and May 26, 2001 during fiscal 2001. Due to the modified 52/53 week fiscal year, the quarter ended February 24, 2001 had the same number of business days as the quarter ended February 26, 2000, but the six months ended February 24, 2001 had two fewer business days than the corresponding period of the prior year.

        The results of operations for the quarter ended February 24, 2001 are not necessarily indicative of results for the entire fiscal year ending August 31, 2001.

        During September 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) released Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” This standard requires that all amounts billed to a customer in a sale transaction related to shipping and handling be classified as sales. Previously, the Company recorded amounts billed to customers for shipping and handling as a component of cost of sales to offset the corresponding shipping and handling expense. Accordingly, amounts charged to customers for shipping and handling have been reclassified as sales in the accompanying condensed consolidated statements of income for the periods presented.

NOTE 2 – INVENTORIES

Inventories were comprised of the following (in thousands):
                                        February 24,             August 31,
                                            2001                   2000
                                       -------------           -----------

        Finished goods                  $    35,177            $    38,363
        Work in process                       2,207                  2,803
        Raw materials                        12,213                 12,433
                                        -----------            -----------

                                        $    49,597            $    53,599
                                        ===========            ===========

NOTE 3 – RESTRUCTURING COSTS

         During the fourth quarter of fiscal 1999, the Company’s Board of Directors approved a plan to restructure the Company’s operations, reduce its workforce, and formally exit the majority of its leased office space located in Provo, Utah. These changes were intended to align the Company’s products, services, and distribution channels in a manner that focuses Company resources on providing integrated training and performance solutions to organizations and individuals. The restructuring was also intended to lay strategic, operational, organizational, and financial foundations for profitable growth. Included in the restructuring charge were costs to provide severance and related benefits as well as costs to formally exit the leased office space. As of August 31, 2000, the Company’s restructuring plan was substantially complete. The components of the accrued restructuring charge and the remaining accrual balances at February 24, 2001 were as follows (in thousands):

                                                                     Leased Office
                                               Severance Costs        Space Exit
                                                                         Costs                Total
                                               ----------------     ----------------     -----------------
        Accrued restructuring costs
            at August 31, 2000                    $     2,415          $     2,745          $     5,160

        Restructuring costs paid                         (970)                (362)              (1,332)
                                                  -----------          -----------          -----------

        Accrued restructuring costs as of
            February 24, 2001                     $     1,445          $     2,383          $     3,828
                                                  ===========          ===========          ===========

        As of February 24, 2001, accrued severance costs consisted of expected remaining severance and benefit payments for terminated employees. Remaining accrued leased office space exit costs represent the difference between base rental charges and the offsetting expected sublease revenue receipts. The Company expects that the remaining restructuring accrual will be sufficient to complete its restructuring plan.

NOTE 4 – SHAREHOLDERS’ EQUITY

        At November 25, 2000, the Company’s Board of Directors had approved various plans for the purchase of up to 8,000,000 shares of the Company’s common stock. Through November 25, 2000, the Company had purchased 7,705,000 shares under these Board authorized purchase plans.

        On December 1, 2000, the Company’s Board of Directors approved an additional plan to purchase up to $10.0 million of the Company’s common stock. During the quarter ended February 24, 2001, the Company purchased 632,000 shares for $5.0 million under terms of the Board authorized $10.0 million purchase plan. Through March 23, 2001, the Company had purchased a total of 888,000 shares for $7.1 million. As of February 24, 2001, the Company was not in compliance with certain terms of its line of credit borrowing agreement regarding purchases of its common stock for treasury. The Company obtained a waiver from its lenders for this instance of noncompliance. Currently, the Company is not pursuing the purchase of additional shares of its common stock.

NOTE 5 – COMPREHENSIVE INCOME

        Comprehensive income includes net income and other revenues, expenses, gains, and losses that are excluded from net income but are included as components of shareholders’ equity. Comprehensive income (loss) for the Company was as follows (in thousands):

                                                       Quarter Ended                         Six Months Ended
                                             ----------------------------------      ----------------------------------

                                             February 24,        February 26,         February 24,       February 26,
                                                 2001                2000                 2001               2000
                                             --------------     ---------------      ---------------    ---------------

Net income (loss) available to common
    shareholders                                 $  (2,832)         $     783            $  (3,530)         $   6,057

Other comprehensive income (loss):
    Foreign currency translation adjustments           (65)              (183)                (681)               301
                                                 ---------          ---------            ---------          ---------

Comprehensive income (loss)                      $  (2,897)         $     600            $  (4,211)         $   6,358
                                                 =========          =========            =========          =========

NOTE 6 – NET INCOME PER COMMON SHARE

        Basic earnings per share (“EPS”) is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock or the “as converted” method as appropriate. Significant components of the numerator and denominator used for Basic and Diluted EPS were as follows (in thousands, except per share amounts):

                                                       Quarter Ended                         Six Months Ended
                                             ----------------------------------      ----------------------------------

                                               February 24,     February 26,         February 24,     February 26,
                                                   2001             2000                 2001             2000
                                               ------------     ------------         ------------     ------------

Net income (loss)                                $    (804)      $   2,819            $     526        $  10,007
Preferred dividends                                 (2,028)         (2,036)              (4,056)          (3,950)
                                                 ---------       ---------            ---------        ---------
Net income (loss) available to common
    shareholders                                 $  (2,832)      $     783            $  (3,530)       $   6,057
                                                 =========       =========            =========        =========

Basic weighted-average shares outstanding           20,450          20,187               20,546           20,358

Incremental shares from assumed
    exercises of stock options                                          98                                    87
                                                 ---------       ---------            ---------        ---------
Diluted weighted-average shares
    outstanding and common stock equivalents        20,450          20,285               20,546           20,445
                                                 =========       =========            =========        =========

Net income (loss) per share:
       Basic and Diluted                         $   (.14)       $    .04             $   (.17)        $    .30

Antidilutive shares excluded from the
    diluted EPS calculation:
    Incremental shares from assumed
        exercises of stock options                     88                                   79
    Preferred stock on an "as converted"
        basis                                       5,794           5,794                5,794            5,794

NOTE 7 – SEGMENT INFORMATION

        As part of its restructuring initiatives during fiscal 2000, the Company adopted a channel-based view of its operations and has aligned its business operations into the following business segments:

Retail Stores – Includes the sales and operational results of the Company’s 151 retail stores. Although retail store sales mainly consist of products such as handheld devices and planners, virtually any component of the Company’s leadership and productivity solutions can be purchased through the retail store channel.

Catalog/eCommerce – This operating segment includes the sales and operating results of the Company’s catalog operation and its Internet web-site at www.franklincovey.com. Nearly all of the Company’s products and services can be purchased through these channels.

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

Other – The “other” channels consist primarily of wholesale, government, personal coaching, and commercial printing operations at Publishers Press (now Franklin Covey Printing).

        The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). Each of the reportable segments and corporate support departments has an executive vice-president who reports directly to the CEO. The primary measurement tool in segment performance analysis is earnings before interest, taxes, depreciation, and amortization (“EBITDA”), which also approximates cash flows from the operating segments and may not be calculated as similarly titled amounts presented by other companies. The calculation of EBITDA includes the equity in earnings of Franklin Covey Coaching, LLC, a newly formed joint venture that began operations on September 1, 2000.

         The Company accounts for its segment information on the same basis as the accompanying consolidated condensed financial statements. Prior year information has been restated to conform with current year classifications.

SEGMENT INFORMATION
(in thousands)
Reportable Segments
                                                                                                     Corporate,
                                                                                                       Adjustments
Quarter ended                  Retail      Catalog/                                                          and
February 24, 2001              Stores     eCommerce       OSG      Educational International   Other    Eliminations  Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Sales to external
    customers               $  55,833    $   28,346   $  17,358    $   3,134    $ 14,480     $ 14,215                 $  133,366
Intersegment sales                                                                              4,613    $  (4,613)
Gross margin                   28,818        14,873      11,678        1,920       9,701        7,479          (62)       74,407
EBITDA                         14,349         8,084       2,165       (6,007)      2,427       (2,191)      (8,864)        9,963
Depreciation and
    amortization                1,674            60         877        1,424         412        1,227        4,877        10,551

Quarter ended
February 26, 2000
---------------------------------------------------------------------------------------------------------------------------------
Sales to external
    customers               $  55,075    $   29,878   $  19,248    $   2,250    $ 14,249     $ 28,665                 $  149,365
Intersegment sales                                                                              7,453    $  (7,453)
Gross margin                   32,940        15,428      13,080        1,168       9,133        9,925        1,424        83,098
EBITDA                         21,205         7,707       3,365       (5,375)      1,320       (3,029)      (7,776)       17,417
Depreciation and
    amortization                1,645            69         849        1,355         353        1,283        4,974        10,528

Six months ended
February 24, 2001
---------------------------------------------------------------------------------------------------------------------------------
Sales to external
    customers               $  94,410    $   59,932   $  40,099    $   7,943    $ 29,242     $ 30,862                 $  262,488
Intersegment sales                                                                              9,620    $  (9,620)
Gross margin                   50,278        33,562      27,935        4,796      19,434       17,103       (1,087)      152,021
EBITDA                         23,789        20,750       7,668      (11,073)      3,963       (1,835)     (18,125)       25,137
Depreciation and
    amortization                3,265           127       1,697        2,813         803        2,433       10,117        21,255
Segment assets                 29,514           359      14,715       71,839      25,861       47,210      345,425       534,923

Six months ended
February 26, 2000
---------------------------------------------------------------------------------------------------------------------------------
Sales to external
    customers               $  92,911    $   66,980   $  41,147    $   8,627    $ 29,217     $ 59,362                 $  298,244
Intersegment sales                                                                             12,667    $ (12,667)
Gross margin                   53,486        36,389      27,626        4,984      18,913       24,768        1,986       168,152
EBITDA                         31,318        20,910       8,184       (8,735)      4,606         (838)     (13,847)       41,598
Depreciation and
    amortization                3,352           137       1,605        2,545         704        2,274        9,802        20,419
Segment assets                 22,343           370      16,641       73,501      25,794       84,105      347,529       570,283

         A reconciliation of reportable segment EBITDA to consolidated EBITDA is presented below (in thousands):

                                              Quarter Ended                         Six Months Ended
                                    ----------------------------------     ----------------------------------
                                      February 24,       February 26,        February 24,       February 26,
                                          2001               2000                2001               2000
                                    ---------------     --------------     ---------------    ---------------

        Reportable segment
            EBITDA                     $   18,827          $   25,193         $   43,262         $   55,445
        Corporate expenses                (10,042)             (9,259)           (19,495)           (17,579)
        Intercompany rent
            charges                         1,478               1,711              2,956              3,422
        Other                                (300)               (228)            (1,586)               310
                                    ---------------     --------------     ---------------    ---------------
        Consolidated EBITDA            $    9,963          $   17,417         $   25,137         $   41,598
                                    ===============     ==============     ===============    ===============

        Corporate assets such as cash, accounts receivable, and other assets are not generally allocated to reportable business segments for business analysis purposes. However, inventories, certain identifiable intangible assets, and fixed assets were classified by segment.

NOTE 8 – PERSONAL COACHING JOINT VENTURE

         Effective September 1, 2000, the Company entered into a joint venture with American Marketing Systems, Inc. (“AMS”), a major customer of the Company’s Personal Coaching division. The new company, Franklin Covey Coaching, LLC, will continue to provide personal coaching services for the Company’s customers. Under terms of the agreement, the Company and AMS each own 50 percent of Franklin Covey Coaching, LLC and are equally represented in the management of the new company. The Company contributed substantially all of the net assets of the Personal Coaching division to form the new entity. The Company expects that the new venture will broaden the curriculum and services currently offered in order to grow the personal coaching business over the long term, while maintaining a substantial portion of the Company’s current earnings from coaching activities. The Company’s share of the joint venture’s earnings was reported as “equity in earnings of unconsolidated subsidiary” in the accompanying consolidated condensed statements of income for fiscal 2001.

        During the quarter ended February 24, 2001, the Company paid $2.1 million to the former owners of Personal Coaching for its operating performance under terms of the acquisition agreement and to terminate future earnout periods due to the formation of Franklin Covey Coaching, LLC.

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

        During the normal course of operations, the Company is exposed to foreign currency exchange risk as a result of transactions that are denominated in currencies other than the United States dollar. As of February 24, 2001, the Company utilized a foreign currency forward contract to manage the volatility of certain intercompany financing transactions that are denominated in Japanese Yen. This contract did not meet certain hedge accounting requirements and corresponding gains and losses have been recorded as a component of current operations, which offset gains and losses on the underlying transaction, in the accompanying consolidated condensed statements of income for the quarter and six months ended February 24, 2001. The notional amount of the Company’s foreign currency forward contract was $6.5 million at February 24, 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management’s Discussion and Analysis included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended August 31, 2000.

RESULTS OF OPERATIONS

Overview

         Net loss attributable to common shareholders for the quarter and six months ended February 24, 2001 was $2.8 million and $3.5 million, respectively, compared to net income of $0.7 million and $6.1 million in the corresponding periods of the prior year. The primary factor for the decline in earnings during the second quarter of fiscal 2001, was decreased comparable retail store sales resulting from lower traffic, strong prior year handheld electronics sales, and inclement weather during December. In addition, decreased demand for certain products in wholesale channels, a decrease in leadership training sales, and unfavorable exchange rates contributed to the decrease in earnings for the quarter. These issues, combined with factors described in the Company’s Report on Form 10-Q for the quarter ended November 25, 2000, have adversely affected overall performance compared to the prior year. In order to achieve Company performance goals for the remainder of fiscal 2001, the Company continues to implement growth and operational initiatives that include new solutions and components, new alliances, and improvements to essential operating activities.

         The following table sets forth selected data concerning sales of the Company's operating segments (dollars in thousands):

                                           Quarter Ended                                    Six Months Ended
                            ---------------------------------------------     ----------------------------------------------
                             February 24,       February 26,                   February 24,       February 26,
                                 2001               2000         Var. %            2001               2000         Var. %
                            ---------------    ---------------- ---------     ---------------    ---------------- ----------
                                        (unaudited)                                       (unaudited)

Retail stores                 $   55,833         $   55,075          1          $   94,410         $   92,911           2
Catalog/eCommerce                 28,346             29,878         (5)             59,932             66,980         (11)
OSG                               17,358             19,248        (10)             40,099             41,147          (3)
Educational                        3,134              2,250         39               7,943              8,627          (8)
International                     14,480             14,249          2              29,242             29,217         -
Other                             14,215             28,665        (50)             30,862             59,362         (48)
                              ----------         ----------                     ----------         ----------
                              $  133,366         $  149,365        (11)         $  262,488         $  298,244         (12)
                              ==========         ==========                     ==========         ==========

Quarter Ended February 24, 2001 Compared with the Quarter Ended February 26, 2000

Sales

         Retail store sales increased due to the addition of 24 new stores, which offset a ten percent decrease in comparable store sales. At February 24, 2001, the Company was operating 151 retail stores compared to 127 stores at February 26, 2000. The decline in comparable store sales was primarily due to reduced consumer traffic in the stores during the quarter and strong sales in the prior year due to the successful introduction of new PalmTM products. The Company attributed decreased traffic to a general softening in retail sales due to economic conditions that occurred in late 2000, inclement weather during December, and cannibalization of existing store sales by newly opened stores. Catalog/eCommerce sales decreased primarily due to reduced call volume in the Company’s catalog operations. However, sales of products and training through the Company’s web site at www.franklincovey.com continued to increase compared to the prior year. Sales through the Company’s Organizational Sales Group (“OSG”) declined during the quarter due to reduced leadership and communications training in four of the Company’s regional offices. Educational sales, which include Premier Agendas, increased due to improved commercial printing sales at Premier and improved leadership sales to educational channels. International sales increases in Mexico, the United Kingdom, Brazil, and licensee operations were partially offset by sales decreases in Japan, Canada, and Australia. Additionally, foreign currency exchange rates had an unfavorable impact on international sales and reduced reported sales by $0.9 million during the quarter. “Other” channel sales consist primarily of wholesale, government, personal coaching, and commercial printing sales through Publishers Press (now Franklin Covey Printing). Other sales declined primarily due to the sale of the commercial division of Publishers Press, which recorded sales of $6.4 million during the second quarter of fiscal 2000, the formation of a joint venture to provide personal coaching services that was operational on September 1, 2000, and decreased wholesale sales. As a result of the formation of the joint venture, the Company no longer recognizes the sales of the Personal Coaching division, but only recognizes its share of net income from the joint venture. Personal coaching sales were $3.9 million during the second quarter of fiscal 2000. In addition, sales through the Company’s wholesale channel decreased due to reduced demand, primarily for paper-based products, from contract stationer and other related distributors.

Gross Margin

        In general, the Company’s gross margin as a percent of sales was affected by the reclassification of shipping and handling revenue from cost of sales to sales as required by EITF 00-10. All periods presented in the accompanying condensed consolidated statements of income have been restated according to the requirements of EITF 00-10. Gross margin for the Company was 55.8 percent of sales for the quarter, compared to 55.6 percent in the prior year. The Company’s gross margin improved primarily due to the sale of the commercial division of Publishers Press, decreased obsolete inventory write-offs resulting from improved forecasting and production procedures, and price increases on certain planner products and public seminar programs. Commercial printing sales from Publishers Press had significantly lower gross margins than the majority of the Company’s other products and services, and was sold effective February 28, 2000. Partially offsetting these factors were increased sales of electronic handheld devices and the formation of Franklin Covey Coaching LLC. Sales of electronic handheld devices, which have lower margins than most of the Company’s other products and services, continued to increase as a percent of total sales. However, the rate of increase has slowed compared to the prior year and the Company expects this trend to continue throughout the remainder of fiscal 2001 as sales volumes of electronic devices stabilize. The formation of Franklin Covey Coaching LLC, a joint venture formed to provide coaching services, reduced the Company’s overall gross margin due to financial reporting requirements that exclude the favorable gross margins of the personal coaching business.

Operating Expenses

        Selling, general and administrative (“SG&A”) expenses increased $1.0 million, net of stock option purchase and relocation costs in fiscal 2000, to 48.7 percent of sales, compared to 42.9 percent in the prior year. The increase was primarily due to increased retail store operating costs, ongoing development and marketing of new products and electronic commerce channels, increased consulting costs, and the transition of the Mexico licensee operation into a Company owned direct operation. These increases were partially offset by reductions in SG&A expenses resulting from the formation of the personal coaching joint venture and decreased associate expenses due to decreased headcount in core operations, which primarily consists of retail, catalog/eCommerce, wholesale, OSG, and corporate support services. As previously mentioned, the Company was operating 24 additional retail stores compared to the prior year for which incremental sales performance was not strong enough to offset the corresponding increase in SG&A costs. In addition, the Company has also incurred and expensed pre-opening costs associated with the new stores. The Company continues to incur costs to develop and market new products, such as the new series of “bite-sized” training courses entitled “Productivity in the Digital Age.” The Company also continues to improve its electronic commerce infrastructure to meet consumer preferences and to develop its web sites at www.franklincovey.com and www.franklinplanner.com. The Company’s “franklinplanner.com” site is designed to be a planning tool that allows its users to schedule appointments, synchronize electronic handheld devices, and share information using the convenience and flexibility of the Internet. As the Company positions itself for future growth and opportunities, consulting costs related to the completion of several key initiatives were incurred during the quarter. These key initiatives are designed to improve Company operations and profitability in future periods. During late fiscal 2000, the Company purchased its licensee operation in Mexico and combined the licensee operation with its established Mexico operations. In addition to increased costs associated with increased operations, the Company incurred and expensed transition costs necessary to complete the combination of its Mexico operations. Due to the formation of the personal coaching joint venture, the Company no longer includes the operating costs of the Personal Coaching division in its consolidated results.

        Depreciation charges increased by $0.3 million over the prior year, primarily due to the addition of leasehold improvements and fixtures in new stores, the purchase of computer hardware and software, and the purchase of new manufacturing equipment. Amortization charges decreased by $0.3 million, primarily due to the contribution of Personal Coaching intangible assets to the newly formed Franklin Covey Coaching LLC, a newly formed joint venture that is recorded on the Company’s books as an unconsolidated subsidiary under the guidelines of equity method accounting.

        Income tax expense was recorded at an effective rate of 53.1 percent for the quarter ended February 24, 2001. The effective tax rate was based upon expected taxable income for the remainder of fiscal 2001 and the effects of non-deductible goodwill amortization. Non-deductible goodwill amortization from previous acquisitions and related contingent earnout payments generally has an unfavorable impact on the Company’s effective tax rate.

Six Months Ended February 24, 2001 Compared to the Six Months Ended February 26, 2000

Sales

         Retail store sales increased due to the addition of new stores, which offset an eight percent decrease in comparable store sales. The decline in comparable store sales was primarily due to reduced consumer traffic in the stores and strong sales during the prior year due to the successful introduction of new PalmTM products. The Company attributed decreased traffic to a general softening in retail sales due to economic conditions that occurred in late calendar 2000, inclement weather during December, cannibalization of existing store sales by newly opened stores, and fewer business days than the comparable period of the prior year. Catalog/eCommerce sales decreased primarily due to reduced call volume in the Company’s catalog operations. However, sales through the Company’s web site at www.franklincovey.com continued to increase compared to the prior year. Sales through OSG decreased primarily due to reduced leadership and communications training. Educational sales, which include Premier, decreased due to the timing of agenda shipments in fiscal 2000. The Company was unable to ship all of the 1999/2000 agenda order during the fourth quarter of fiscal 1999. As a result, some of those agendas were shipped during the first quarter of fiscal 2000. However, the Company was able to ship nearly all of its 2000/2001 agenda order in the fourth quarter of fiscal 2000, which minimized spill-over sales in fiscal 2001. International sales increases in Mexico, the United Kingdom, Brazil, and licensee operations were partially offset by sales decreases in Japan, Canada, and Australia. In addition, foreign currency exchange rates had an unfavorable effect on translated sales during the six months ended February 24, 2001. “Other” channel sales consist primarily of wholesale, government, personal coaching, and commercial printing sales through Publishers Press (now Franklin Covey Printing). Other sales declined primarily due to the sale of the commercial division of Publishers Press, which recorded $12.3 million of sales during the first six months of fiscal 2000, the formation of a joint venture to provide personal coaching services, and decreased wholesale sales. As a result of the formation of the Franklin Covey Coaching LLC, the Company only recognizes its share of the net income from the joint venture. Personal coaching sales were $8.4 million during the first six months of fiscal 2000. In addition, sales through the Company’s wholesale channel decreased due to reduced demand, primarily for paper-based products, from contract stationer and other related distributors.

Gross Margin

        Gross margin improved to 57.9 percent of sales, compared to 56.4 percent in the prior year. The Company’s gross margin improved primarily due to the sale of the commercial division of Publishers Press, decreased obsolete inventory write-offs resulting from improved forecasting and production procedures, and price increases on certain planner products and public seminar programs. Commercial printing sales from Publishers Press had significantly lower gross margins than the majority of the Company’s other products and services, and was sold effective February 28, 2000. Partially offsetting these factors were increased sales of electronic handheld devices, especially during the Company’s second fiscal quarter, and the formation of Franklin Covey Coaching LLC. Sales of electronic handheld devices, which have lower margins than most of the Company’s other products and services, continued to increase as a percent of total sales. The formation of Franklin Covey Coaching LLC, a joint venture formed to provide coaching services, reduced the Company’s overall gross margin due to financial reporting requirements that exclude the favorable gross margins of the personal coaching business.

Operating Expenses

        Selling, general and administrative (“SG&A”) expenses increased $3.9 million, net of stock option purchase and relocation costs in fiscal 2000, to 48.9 percent of sales, compared to 41.7 percent in the prior year. The increase was primarily due to increased retail store operating costs, ongoing development and marketing of new products and electronic commerce channels, foreign currency exchange losses, increased consulting costs, and the transition of the Mexico licensee operation into a Company owned direct operation. These increases were partially offset by reductions in SG&A expenses resulting from the formation of the personal coaching joint venture and decreased associate expenses due to decreased headcount in core operations. At February 24, 2001, the Company was operating 24 additional retail stores compared to the prior year, for which incremental sales performance was not strong enough to offset the corresponding increase in SG&A costs. In addition, the Company has incurred and expensed pre-opening costs associated with the new stores. The Company continues to incur costs to develop and market new products and to improve its electronic commerce infrastructure to meet consumer preferences. Due to unfavorable exchange rates, the Company recognized transaction losses on certain transactions denominated in foreign currencies compared to transaction gains during the prior year. However, exchange rates had a favorable impact on the translation of international operating expenses during the first six months of fiscal 2000. As the Company positions itself for future growth and opportunities, consulting costs related to the completion of several key initiatives were incurred during the quarter. These key initiatives are designed to improve Company operations and profitability in future periods. During late fiscal 2000, the Company purchased its licensee operation in Mexico and combined the licensee operation with its established Mexico operations. In addition to increased costs associated with increased operations, the Company incurred and expensed transition costs necessary to complete the combination of its Mexico operations. Due to the formation of the personal coaching joint venture, the Company no longer includes the operating costs of the Personal Coaching division in its consolidated results.

        Depreciation charges increased by $0.9 million over the prior year, primarily due to the addition of leasehold improvements and fixtures in new stores, the purchase of computer hardware and software, and the purchase of new manufacturing equipment. Amortization charges decreased by $0.1 million, primarily due to the contribution of Personal Coaching intangible assets to the newly formed Franklin Covey Coaching LLC.

        Income tax expense was recorded at an effective rate of 53.1 percent, which was based upon expected taxable income for the remainder of fiscal 2001 and the effects of non-deductible goodwill amortization. Non-deductible goodwill amortization from previous acquisitions and related contingent earnout payments generally has an unfavorable impact on the Company’s effective tax rate. In addition, the Company’s effective income tax rate may be adjusted during the remainder of fiscal 2001, if necessary, to reflect changes in expected taxable income.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company’s primary sources of capital have been net cash provided by operating activities, long-term borrowings and line of credit financing. Working capital requirements have also been financed through short-term borrowing. In addition to these sources, the Company issued preferred stock for cash to a private investor and through a subscription offering to existing shareholders that closed during fiscal 2000.

        Net cash provided by operating activities during the six months ended February 24, 2001 was $48.0 million, compared to $65.6 million in the prior year. Adjustments to net income included $22.5 million of depreciation and amortization charges and $1.0 million of cash distributed from Franklin Covey Coaching LLC, an unconsolidated subsidiary of the Company. The main source of cash from operations was the collection of accounts receivable primarily from Premier, which has seasonally high sales during the Company’s fourth fiscal quarter, and the Company’s core operations. The primary use of cash for operating activities was payment of accounts payable and accrued liabilities at Premier, due to normal seasonal operating activity, and at the Company’s core operations.

        Net cash used for investing activities totaled $18.3 million during the first six months of fiscal 2001 compared to $28.7 million in fiscal 2000. Cash used to purchase property and equipment totaled $16.1 million and was used primarily for leasehold improvements and fixtures in new retail stores, computer hardware and software, and manufacturing equipment. Cash used for contingent earnout payments declined to $1.9 million in fiscal 2001 from $16.3 million during fiscal 2000, primarily due to the completion of the Premier earnout agreement in fiscal 2000. The fiscal 2001 payment of $1.9 million represents the final contingent earnout payment to the former owners of Personal Coaching. As of February 24, 2001, the Company had no remaining contingent earnout agreements from the acquisition of subsidiaries. The Company also contributed $0.3 million of cash to form Franklin Covey Coaching LLC, a new joint venture that began operations on September 1, 2000.

        Net cash used for financing activities during the first six months of fiscal 2001 was $31.3 million compared to $34.8 million in the prior year. The primary source and use of financing cash was proceeds from and payments on the Company’s lines of credit. Additionally, the Company paid $4.1 million for preferred stock dividends and spent $5.1 million to acquire 656,000 shares of its common stock.

        At February 24, 2001, the Company had unsecured bank lines of credit for working capital needs totaling $97.0 million, of which $42.0 million was available. The lines of credit require the Company to maintain certain financial ratios and minimum net worth levels. As of February 24, 2001, the Company was in compliance with the financial terms of the lines of credit, but was not in compliance with certain terms of the agreement regarding purchases of its common stock for treasury. The Company obtained a waiver from its lenders for this instance of noncompliance.

        Going forward, the Company will continue to incur costs necessary for the growth and remodeling of its retail stores, development of electronic commerce channels, strategic acquisitions and joint ventures, and other costs related to the growth of the business. Cash provided by operations, available lines of credit and other financing alternatives will be used for these expenditures. Management believes that its existing capital resources should be sufficient to enable the Company to maintain its current level of operations and its planned internal growth for the foreseeable future. The Company also continues to pursue additional financing alternatives as it positions itself for future opportunities.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

        With the exception of historical information (information relating to the Company’s financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere are forward-looking statements that necessarily are based on certain assumptions and are subject to risks and uncertainties. Such uncertainties include, but are not limited to, unanticipated developments in any one or more of the following areas: the integration of acquired or merged businesses, management of growth, availability of financing sources, dependence on products or services, the rate of consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, pending and threatened litigation, and other risk factors which may be detailed from time to time in the Company’s press releases, reports to shareholders and in filings with the SEC.

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

        The market price of the Company’s common stock has been and may remain volatile. In addition, the stock markets in general have recently experienced increased volatility. Factors such as quarter-to-quarter variations in revenues and earnings or the failure of the Company to meet analysts’ expectations could have a significant impact on the market price of the Company’s common stock. In addition, the price of the common stock can change for reasons unrelated to the performance of the Company.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK OF FINANCIAL INSTRUMENTS

        The principal risks to which the Company is exposed are changes in interest rates and foreign currency exchange rates. The Company manages its exposure to interest rates by optimizing the use of variable-rate and fixed-rate debt instruments. If interest rates had increased by one percent during the six months ended February 24, 2001, the Company’s interest expense would have increased by $0.2 million. To manage the volatility related to currency exchange rates, the Company has entered into limited derivative transactions to manage well-defined foreign currency exchange risks. Foreign exchange forward contracts are entered into for periods consistent with underlying exposures and do not constitute positions independent of those exposures. The Company does not purchase foreign exchange or other derivative instruments for speculative purposes and does not use leveraged instruments. As the Company continues to expand internationally, the Company’s use of foreign exchange contracts may grow in order to manage the foreign currency risks to the Company. At February 24, 2001, the Company had one foreign exchange forward contract with a bank to sell Japanese Yen and receive United States Dollars with a notional amount of approximately $6.5 million.

EURO CONVERSION

        On January 1, 1999, the European Monetary Union (“EMU”), which is comprised of 11 out of the 15 member countries of the European Union, introduced a new common currency, the “Euro.” During the transition period between January 1, 1999 and January 1, 2002, both the Euro and national currencies will coexist. The national currencies will remain legal tender until at least January 1, 2002, but not later than July 1, 2002. The Company currently transacts business in EMU countries using the national currencies and translates the financial results of those countries in accordance with current accounting pronouncements. Further, the Company has not experienced, nor does it expect to experience, a material adverse impact on its financial condition, results of operations or liquidity as a result of the Euro conversion.

PART II. OTHER INFORMATION

Item 1— Legal Proceedings:

       Not applicable.

Item 2—Changes in Securities:

       Not applicable.

Item 3— Defaults upon Senior Securities:

       Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders:

The Company held its Annual Meeting of Shareholders on January 12, 2001. At this meeting, Joel C. Peterson, E. Kay Stepp, Steven C. Wheelwright, and Robert A. Whitman were elected as members of the Board of Directors for three-year terms that expire at the Annual Meeting to be held following the end of fiscal year 2003, or until their successors are elected and qualified. The number of shares voting in favor of each director was as follows:
                           Joel C. Peterson                   19,654,454
                           E. Kay Stepp                       19,651,437
                           Steven C. Wheelwright              19,651,437
                           Robert A. Whitman                  19,573,235
During the Annual Meeting, the shareholders approved the performance award of the Chief Executive Officer of the Company, as described in the Company’s Proxy Statement dated November 30, 2000, in order to qualify such compensation under Section 162(m) of the Internal Revenue Code of 1986. The number of shares that voted in favor of the proposal was 20,584,230, with 937,991 against, and 19,927 shares that abstained from voting.

Also during the Annual Meeting, the shareholders approved an amendment to the 1992 Employee Stock Purchase Plan, as described in the Company’s Proxy Statement, with 20,561,891 shares that voted in favor of the amendment, 977,577 shares that voted against, and 2,854 shares that abstained from voting.

The shareholders also ratified the appointment of Arthur Andersen LLP as independent certified public accountants for the fiscal year ending August 31, 2001. The number of shares that voted in favor of Arthur Andersen LLP was 21,476,087, with 50,430 shares against, and 15,811 shares that abstained from voting.

Item 5—Other information:

       Not applicable.

Item 6—Exhibits and Reports on Form 8-K:

(A)	Exhibits:
10.1 Fifth Amendment to Credit Agreement with Bank One, NA and Zions First National Bank, dated February 2001 (filed herewith).
10.2 Waiver of Breach of Covenant, between the Company and Bank One, NA and Zions First National Bank, dated April 1, 2001 (filed herewith).

10.3 Amended and Restated 2000 Employee Stock Purchase Plan (Incorporated by reference to Report on Form S-8 filed with the Commission on May 31, 2000, Registration No. 333-38172, filed as exhibit 10.10 in the Company’s Annual Report on Form 10-K for the year ended August 31, 2000).

10.4 Employment Agreement between Franklin Covey Co. and Robert A. Whitman (Incorporated by reference to exhibit 10.21 filed with the Company’s Annual Report on Form 10-K/A for the year ended August 31, 2000, filed with the Commission on January 11, 2001).

(B)	Reports on Form 8-K:
Not applicable.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.
By: /s/ Robert A. Whitman
———————————
Robert A. Whitman
Chief Executive Officer
Dated April 10, 2001

By: /s/ Stephen D. Young
———————————
Stephen D. Young
Senior Vice-President, Controller
Dated April 10, 2001

EXHIBIT NO.          EXHIBIT

           10.1                 Fifth Amendment to Credit Agreement with Bank One, NA and Zions First National Bank, dated February 2001

10.2 Waiver of Breach of Covenant, between the Company and Bank One, NA and Zions First National Bank, dated April 1, 2001

Exhibit 10.1

FIFTH AMENDMENT TO CREDIT AGREEMENT

        THIS FIFTH AMENDMENT TO CREDIT AGREEMENT (this “Amendment”) is made and dated as of the 21st day of February, 2001 by and among BANK ONE, NA (“Bank One”) and ZIONS FIRST NATIONAL BANK, as the current Lenders under the Credit Agreement referred to below (and as the term “Lenders” and capitalized terms not otherwise defined herein are used in the Credit Agreement), BANK ONE, in its capacity as Managing Agent for the Lenders, and FRANKLIN COVEY CO., a Utah corporation (the “Borrower”).

RECITALS

         A.  Pursuant to that certain Credit Agreement dated as of October 8, 1999, by and among the Managing Agent, the Co-Agents, the LC Issuer, the Lenders and the Borrower (as amended from time to time, the “Credit Agreement”), the Lenders agreed to extend credit to the Borrower on the terms and subject to the conditions set forth therein.

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

“‘Facility Termination Date’ means March 1, 2002 or any earlier date on which the Aggregate Commitment is reduced to zero or otherwise terminated pursuant to the terms hereof.”

         2.  Fixed Charge Coverage Ratio.    To reflect the agreement of the parties to modify the financial covenantset forth in Section 6.24.1 of the Credit Agreement, said Section 6.24.1 is hereby amended in its entirety to read the following:

“ 6.24.1. Fixed Charge Coverage Ratio. The Borrower will not permit the ratio, determined as of the end of each of its fiscal quarters for the then most-recently ended four fiscal quarters, of (i) Consolidated EBITDA plus Consolidated Rentals and minus Maintenance Capital Expenditures, expenses for taxes paid or accrued and cash dividends paid or accrued, to (ii) Consolidated Interest Expense, plus Consolidated Rentals, plus current maturities of Indebtedness (including the principal portion of Capitalized Lease Obligations but excluding the current portion of the Obligations hereunder), all calculated for the Borrower and its Subsidiaries on a consolidated basis, to be less than: (a) for the fiscal quarter ending February 24, 2001, 1.05 to 1.0, and (b) for each fiscal quarter ending after February 24, 2001, 1.75 to 1.0.”

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

(c) At and as of the date of execution hereof and both before and after giving effect hereto: (1) the representations and warranties of the Borrower contained in the Credit Agreement and the other Loan Documents are accurate and complete in all material respects, and (2) there has not occurred a Default or Unmatured Default.

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

FRANKLIN COVEY CO.,
a Utah corporation

By: _________________________________________________
Name: _______________________________________________
Title: ______________________________________________

BANK ONE, NA, as Managing Agent and as a Lender

By: _________________________________________________
Name: _______________________________________________
Title: ______________________________________________

ZIONS FIRST NATIONAL BANK, as a Lender

By: _________________________________________________
Name: _______________________________________________
Title: ______________________________________________

Exhibit 10.2

WAIVER LETTERS

Dated as of April 1, 2001

Franklin Covey Co.
2200 West Parkway Boulevard
Salt Lake City, Utah 84119-2099
Attn: J Scott Nielsen, Senior Vice President of Finance

Re: Waiver of Breach of Covenant

                 Reference is hereby made to that certain Credit Agreement dated as of October 8, 1999 (as amended to date, the “Credit Agreement”) by and among FRANKLIN COVEY CO., a Utah corporation (the “Borrower”), the Lenders from time to time party thereto, BANK ONE, NA and ZIONS FIRST NATIONAL BANK, as Co-Agents, and BANK ONE, NA, as Managing Agent. Terms used herein and not otherwise defined are used with the meanings given such terms in the Credit Agreement.

                 By this letter the Managing Agent and the Lenders hereby agree to waive, on a one-time basis, the Event of Default which resulted from the repurchase by the Company of 896,529 shares of the Company’s outstanding capital stock over the term of the Credit Agreement in violation of Section 6.10 of the Credit Agreement; provided, however, that such waiver shall be conditioned upon the Borrower sending, as a non-refundable fee for such waiver, $25,000.00 to each of the Lenders.

                 Nothing contained herein shall: (a) constitute any agreement by the Managing Agent or the Lenders to waive any Event of Default other than that expressly waived hereby, whether or not any of such Persons knew or should have known of the existence of such other Event of Default; or (b) be construed as any agreement to waive any future Event of Default, whether under Section 6.10 of the Credit Agreement or otherwise.

                 Please acknowledge your agreement to the terms of the waiver and extension set forth herein by executing and returning to the Managing Agent the enclosed copy of this letter

                  This letter may be executed in counterparts, all of which taken together shall constitute one and the same agreement.

Very truly yours,

BANK ONE, NA, as Managing Agent and a Lender

By:     /s/ Stephen C. Price
           Stephen C. Price, First Vice President

ZIONS FIRST NATIONAL BANK, as a Lender

By:     /s/ David S. Mathis, Vice President
           David S. Mathis, Vice President

ACKNOWLEDGED AND AGREED:

FRANKLIN COVEY CO.

By:    /s/ J. Scott Nielsen
          J. Scott Nielsen, Senior Vice President of Finance

Dated as of April 1, 2001

Franklin Covey Co.
2200 West Parkway Boulevard
Salt Lake City, Utah 84119-2099
Attn:  J. Scott Nielsen, Senior Vice President of Finance

Re: Waiver of Breach of Covenant

                 Reference is hereby made to that certain Facility and Guaranty Agreement dated as of March 27, 2000 (as amended to date, the “Agreement”) by and among FRANKLIN COVEY CO., a Utah corporation (the “Company”) and BANK ONE, NA (“Bank One”). Terms used herein and not otherwise defined are used with the meanings given such terms in the Agreement.

                 By this letter Bank One hereby agrees to waive, on a one-time basis, the Event of Default which resulted from the repurchase by the Company of 896,529 shares of the Company’s outstanding capital stock over the term of the Agreement in violation of Article 5.01 of the Agreement.

                 Nothing contained herein shall: (a) constitute any agreement by Bank One to waive any Event of Default other than that expressly waived hereby, whether or not any of such Persons knew or should have known of the existence of such other Event of Default; or (b) be construed as any agreement to waive any future Event of Default, whether under Article 5.01 of the Agreement or otherwise.

                 Please acknowledge your agreement to the terms of the waiver and extension set forth herein by executing and returning to Bank One the enclosed copy of this letter

                  This letter may be executed in counterparts, all of which taken together shall constitute one and the same agreement.

Very truly yours, BANK ONE, NA, as Managing Agent and a Lender By /s/ Stephen C. Price Stephen C. Price, First Vice President

ACKNOWLEDGED AND AGREED:

FRANKLIN COVEY CO.

By:    /s/ J. Scott Nielsen
          J. Scott Nielsen, Senior Vice President of Finance