Form 10-Q
period 2001-05-26
FRANKLIN COVEY CO
filed 2001-07-10
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

——————

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2001

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file no. 1-11107

FRANKLIN COVEY CO.
Incorporated pursuant to the Laws of the State of Utah

Internal Revenue Service - Employer Identification No.  87-0401551

2200 West Parkway Boulevard, Salt Lake City, Utah  84119
(801) 817-1776

——————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

The total number of shares of the registrant’s Common Stock outstanding on July 3 was 19,856,245

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

                                                                              May 26,        August 31,
                                                                               2001            2000
                                                                          ------------------------------
                                                                                    (unaudited)
ASSETS
------

Current assets:
      Cash and cash equivalents                                             $   14,303      $   21,242
      Accounts receivable, less allowance for doubtful
        accounts of $2,392 and $3,350, respectively                             31,860          84,747
      Inventories                                                               53,106          53,599
      Income taxes receivable                                                    7,259
      Other current assets                                                      30,964          33,447
                                                                            ----------      ----------
      Total current assets                                                     137,492         193,035

Property and equipment, net                                                    123,898         121,556
Goodwill and other intangible assets, net                                      229,890         258,475
Investment in unconsolidated subsidiary                                         18,344
Other long-term assets                                                          21,382          19,413
                                                                            ----------      ----------
                                                                            $  531,006      $  592,479
                                                                            ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
      Lines of credit                                                       $    6,962      $   17,884
      Accounts payable                                                          16,162          28,251
      Income taxes payable                                                                       4,645
      Current portion of long-term debt and capital lease obligations            5,578           7,413
      Other current liabilities                                                 56,921          61,504
                                                                            ----------      ----------
      Total current liabilities                                                 85,623         119,697

Line of credit                                                                  60,000          55,000
Long-term debt and capital lease obligations, less current portion               3,648           7,505
Deferred compensation                                                            3,740           3,285
Deferred income taxes                                                           32,939          32,939
                                                                            ----------      ----------
      Total liabilities                                                        185,950         218,426
                                                                            ----------      ----------

Shareholders' equity:
      Preferred stock - Series A, no par value; convertible into common stock at $14 per share; 4,000,000 shares authorized, 811,088
        shares issued                                                           80,967          80,967
      Common stock, $0.05 par value; 40,000,000 shares
        authorized, 27,055,894 shares issued                                     1,353           1,353
      Additional paid-in capital                                               223,895         225,748
      Retained earnings                                                        166,567         186,711
      Notes and interest receivable from sales of common stock                  (2,330)           (894)
      Restricted stock deferred compensation                                                       (58)
      Accumulated other comprehensive loss                                        (951)           (122)
      Treasury stock at cost, 7,223,248 and 6,439,329 shares, respectively    (124,445)       (119,652)
                                                                            ----------      ----------
      Total shareholders' equity                                               345,056         374,053
                                                                            ----------      ----------
                                                                            $  531,006      $  592,479
                                                                            ==========      ==========

See Notes to Consolidated Condensed Financial Statements.

FRANKLIN COVEY CO.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per data)

                                                    Quarter Ended                Nine Months Ended
                                            ------------------------------  ----------------------------

                                                May 26,         May 27,        May 26,        May 27,
                                                 2001            2000           2001           2000
                                            -------------    -------------  ------------   -------------
                                                     (unaudited)                     (unaudited)

Sales                                         $  90,610      $ 113,732       $ 353,098      $ 411,976

Cost of sales (exclusive of stock option
   purchase costs of $978 and $2,113,
   respectively, in fiscal 2000)                 40,939         56,022         151,406        186,113
                                              ---------      ---------       ---------      ---------

Gross margin                                     49,671         57,710         201,692        225,863

Selling, general and administrative
   (exclusive of stock option purchase
   and relocation costs of $7,785 and
   $8,808, respectively, in fiscal 2000)         63,095         65,399         191,414        189,795
Stock option purchase and relocation costs                       8,763                         10,921
Restructuring costs                                               (402)                          (402)
Depreciation                                      7,292          5,655          18,751         16,166
Amortization                                      4,825          5,387          14,621         15,295
                                              ---------      ---------       ---------      ---------
Loss from operations                            (25,541)       (27,092)        (23,094)        (5,912)

Equity in earnings of unconsolidated subsidiary     607                          2,042
Interest income                                     232            296             753            930
Interest expense                                 (1,820)        (1,301)         (5,102)        (4,591)
Other income                                                       396                            396
                                              ---------      ---------       ---------      ---------

Loss before income taxes                        (26,522)       (27,701)        (25,401)        (9,177)

Benefit for income taxes                        (11,935)        (8,867)        (11,340)          (350)
                                              ---------      ---------       ---------      ----------

Net loss                                        (14,587)       (18,834)        (14,061)        (8,827)

Preferred stock dividends                         2,028          2,028           6,083          5,978
                                              ---------      ---------       ---------      ---------

Net loss attributable to common
   shareholders                               $ (16,615)     $ (20,862)      $ (20,144)     $ (14,805)
                                              =========      =========       =========      =========

Net loss per share:
        Basic and diluted                     $    (.84)     $   (1.02)      $    (.99)     $    (.73)
                                              =========      ==========      =========      =========

Weighted average number of common and
common equivalent shares:
        Basic and diluted                        19,872         20,413          20,323         20,377
                                              =========      ==========      =========      =========

See Notes to Consolidated Condensed Financial Statements.

FRANKLIN COVEY CO.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

                                                                                                 Nine Months Ended
                                                                                         ----------------------------------
                                                                                            May 26,            May 27,
                                                                                             2001                2000
                                                                                         --------------     ---------------
                                                                                                    (unaudited)
Cash flows from operating activities:
     Net loss                                                                               $ (14,061)         $  (8,827)
     Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                          34,643             34,223
        Equity in earnings of unconsolidated subsidiary                                        (2,042)
        Cash distribution of earnings from unconsolidated subsidiary                            1,874
        Other                                                                                     822                 11
        Changes in assets and liabilities, net of effects from acquisitions:
           Decrease in accounts receivable                                                     52,578             45,520
           Decrease (increase) in inventories                                                     371             (1,739)
           Decrease (increase) in other assets and deferred compensation liability, net            97             (2,760)
           Decrease in accounts payable and accrued liabilities                               (14,919)            (5,984)
           Increase (decrease) in income taxes payable                                        (11,903)               745
                                                                                            ---------          ---------
     Net cash provided by operating activities                                                 47,460             61,189
                                                                                            ---------          ---------

Cash flows from investing activities:
     Formation of joint venture, acquisition of businesses, and earnout payments               (4,432)           (20,853)
     Proceeds from sale of commercial printing division assets                                                     6,406
     Purchases of property and equipment                                                      (23,563)           (12,877)
                                                                                            ---------          ---------
     Net cash used for investing activities                                                   (27,995)           (27,324)
                                                                                            ---------          ---------

Cash flows from financing activities:
     Net decrease in short-term borrowings                                                    (10,922)            (1,396)
     Proceeds from long-term debt and line of credit                                           23,040             71,244
     Payments on long-term debt and capital lease obligations                                 (23,731)          (108,667)
     Proceeds from issuance of preferred stock, net                                                                4,092
     Payment of preferred dividends                                                            (6,083)            (3,950)
     Purchases of common stock for treasury                                                    (7,332)            (5,308)
     Payment of interest on management loan program                                            (1,435)
     Proceeds from treasury stock issuance                                                        889              5,877
                                                                                            ---------          ---------
     Net cash used for financing activities                                                   (25,574)           (38,108)
                                                                                            ---------          ---------

Effect of foreign exchange rates                                                                 (830)               114
                                                                                            ---------          ---------

Net decrease in cash and cash equivalents                                                      (6,939)            (4,129)

Cash and cash equivalents at beginning of period                                               21,242             26,781
                                                                                            ---------          ---------
Cash and cash equivalents at end of period                                                  $  14,303          $  22,652
                                                                                            =========          =========

Supplemental disclosure of cash flow information:
     Interest paid                                                                          $   4,263          $   5,488
                                                                                            =========          =========
     Income taxes paid                                                                      $     643          $   5,422
                                                                                            =========          =========

     Fair value of assets acquired                                                          $   4,432          $  20,853
     Cash paid for net assets                                                                  (4,432)           (20,853)
                                                                                            ---------          ---------
     Liabilities assumed from acquisitions                                                  $      -           $      -
                                                                                            =========          ========

Non-cash investing and financing activities:
     Net assets contributed to form joint venture, net of cash contributed                  $  18,176
     Accrued preferred dividends                                                                2,028          $   2,028
     Preferred dividends paid with additional shares of preferred stock                                            1,875
     Notes receivable issued from sale of common stock                                                               894
     Notes payable issued for the acquisition of business                                                          6,000

See Notes to Consolidated Condensed Financial Statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

            Franklin Covey Co. (the "Company") provides integrated training and performance solutions to organizations and individuals in productivity, leadership, sales performance, communication, and other areas. Each integrated solution may include components for training and consulting, assessment, and other application tools that are generally available in electronic or paper-based formats. The Company's products and services are available through professional consulting services, public workshops, catalogs, retail stores, and the Internet at www.franklincovey.com and www.franklinplanner.com. The Company's best known products include the Franklin PlannerTM and the best-selling book, The 7 Habits of Highly Effective People.

            The accompanying unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. The Company suggests that the information included in this Report on Form 10-Q be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended August 31, 2000.

            The Company utilizes a modified 52/53 week fiscal year that ends on August 31. Corresponding quarterly periods generally consist of 13-week periods that ended on November 25, 2000, February 24, 2001, and May 26, 2001 during fiscal 2001. Under this modified 52/53 week reporting format, the quarter ended May 26, 2001 had the same number of business days as the quarter ended May 27, 2000, however, the nine months ended May 26, 2001 had two fewer business days than the corresponding period of the prior year.

            The results of operations for the quarter and nine months ended May 26, 2001 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2001.

            During September 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) released Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” This standard requires that all amounts billed to a customer in a sale transaction related to shipping and handling be classified as sales. Previously, the Company recorded amounts billed to customers for shipping and handling as a component of cost of sales to offset the corresponding shipping and handling expense. Based upon the EITF release, amounts charged to customers for shipping and handling have been reclassified as sales in the accompanying condensed consolidated statements of income for all periods presented.

NOTE 2 – INVENTORIES

            Inventories were comprised of the following (in thousands):

                                                        May 26,                August 31,
                                                         2001                     2000
                                                    ------------              -----------

        Finished goods                              $    36,250               $    38,363
        Work in process                                   2,421                     2,803
        Raw materials                                    14,435                    12,433
                                                    -----------               -----------

                                                    $    53,106               $    53,599
                                                    ===========               ===========

NOTE 3 – RESTRUCTURING COSTS

            During the fourth quarter of fiscal 1999, the Company's Board of Directors approved a plan to restructure the Company's operations, reduce its workforce, and formally exit the majority of its leased office space located in Provo, Utah. These changes were intended to align the Company's products, services, and distribution channels in a manner that focuses Company resources on providing integrated training and performance solutions to organizations and individuals. The restructuring was also intended to lay strategic, operational, organizational, and financial foundations for profitable growth. Included in the restructuring charge were costs to provide severance and related benefits as well as costs to formally exit the leased office space. As of August 31, 2000, the Company's restructuring plan was substantially complete. The components of the accrued restructuring charge and the remaining accrual balances at May 26, 2001 were as follows (in thousands):

                                                                       Leased Office
                                               Severance Costs          Space Exit
                                                                          Costs                Total
                                               ----------------     ----------------     -----------------
        Accrued restructuring costs
           at August 31, 2000                     $     2,415          $     2,745          $     5,160

        Restructuring costs paid                       (1,789)                (446)              (2,235)
                                                  -----------          -----------          -----------

        Accrued restructuring costs as of
           May 26, 2001                           $       626          $     2,299          $     2,925
                                                  ===========          ===========          ===========

            As of May 26, 2001, accrued severance costs consisted of expected remaining severance and benefit payments for terminated employees. Remaining accrued leased office space exit costs represent the difference between base rental charges and the offsetting expected sublease revenue receipts. The Company expects that the remaining restructuring accrual will be sufficient to complete its restructuring plan.

NOTE 4 – SHAREHOLDERS’ EQUITY

            At November 25, 2000, the Company's Board of Directors had approved various plans for the purchase of up to 8,000,000 shares of the Company's common stock. Through November 25, 2000, the Company had purchased 7,705,000 shares under these Board authorized purchase plans.

            On December 1, 2000, the Company's Board of Directors approved an additional plan to purchase up to $10.0 million of the Company's common stock. Through May 26, 2001, the Company had purchased a total of 888,000 shares for $7.1 million under the terms of this plan. In addition, the Company purchased 24,000 shares of its common stock with a cost of $0.2 million for exclusive distribution to participants enrolled in the Employee Stock Purchase Plan.

NOTE 5 – COMPREHENSIVE INCOME (LOSS)

            Comprehensive income (loss) includes net income and other revenues, expenses, gains, and losses that are excluded from net income (loss) but are included as components of shareholders' equity. Comprehensive income (loss) for the Company was as follows (in thousands):

                                          Quarter Ended                         Nine Months Ended
                                ----------------------------------      ----------------------------------

                                   May 26,            May 27,              May 26,            May 27,
                                    2001                2000                 2001               2000
                                --------------     ---------------      ---------------    ---------------

Net loss attributable to
   common shareholders          $  (16,615)        $  (20,862)         $   (20,144)       $   (14,805)

Other comprehensive loss:
   Foreign currency
   translation adjustments           (148)              (409)                (829)              (108)
                                 ----------         ----------          -----------        ------------

Comprehensive loss              $  (16,763)        $  (21,271)         $   (20,973)       $   (14,913)
                                ==========         ==========          ===========        ===========

NOTE 6 – NET LOSS PER COMMON SHARE

            Basic earnings per share ("EPS") is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock or the "as converted" method as appropriate. The diluted EPS calculation for the periods presented excludes the impact of stock options and preferred stock because they are antidilutive. Significant components of the numerator and denominator used for basic and diluted EPS were as follows (in thousands, except per share amounts):

                                                  Quarter Ended                    Nine Months Ended
                                        --------------------------------   --------------------------------

                                           May 26,          May 27,           May 26,          May 27,
                                            2001              2000              2001             2000
                                        --------------   ---------------   ---------------  ---------------

Net loss                                 $  (14,587)      $  (18,834)      $   (14,061)      $   (8,827)
Preferred dividends                           2,028            2,028             6,083            5,978
                                         ----------       ----------       -----------       ----------
Net loss attributable to
   common shareholders                   $  (16,615)      $  (20,862)      $   (20,144)      $  (14,805)
                                         ==========       ==========       ===========       ==========

Basic and diluted weighted-average
   shares outstanding                        19,872           20,413            20,323           20,377
                                         ==========       ==========       ===========       ==========

Net loss per share:
       Basic and diluted                 $    (.84)       $   (1.02)       $     (.99)       $    (.73)

Antidilutive shares excluded from the
  diluted EPS calculation:
    Incremental shares from assumed
        exercises of stock options              65               94                74               90
    Preferred stock on an
        "as converted" basis                 5,794            5,794             5,794            5,794

NOTE 7 – SEGMENT INFORMATION

            As part of its restructuring initiatives during fiscal 2000, the Company adopted a channel-based view of its operations and has aligned its business operations into the following business segments:

Retail Stores – Includes the sales and operational results of the Company’s 159 retail stores. Although retail store sales mainly consist of products such as planners and handheld electronic devices, virtually any component of the Company’s leadership and productivity solutions can be purchased through the retail store channel.

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

Educational – The educational channel includes the sales and operations of Premier, a subsidiary that focuses on productivity and effectiveness tools for students, and includes sales of both products and training to educational institutions from elementary schools to colleges and universities. Operating results of this channel are primarily dependent upon the seasonal sales pattern of Premier, which recognizes the majority of its sales during the Company’s fourth fiscal quarter.

International – The international channel is responsible for the delivery of products and services to clients located outside of the United States.

Other – The “other” channel consists primarily of wholesale, government, personal coaching, and commercial printing operations at Publishers Press (now Franklin Covey Printing). Financial results from this channel were affected by the contribution of personal coaching assets to form Franklin Covey Coaching LLC, effective September 1, 2000, and the sale of commercial printing operations at Franklin Covey Printing, which occurred during fiscal 2000.

            The Company's chief operating decision maker is the Chief Executive Officer ("CEO"). Each of the reportable segments and corporate support departments has an executive vice-president who reports directly to the CEO. The primary measurement tool in segment performance analysis is earnings before interest, taxes, depreciation, and amortization ("EBITDA"), which also approximates cash flows from the operating segments and may not be calculated as similarly titled amounts presented by other companies. The calculation of EBITDA includes the effects of stock option purchase and relocation costs and restructuring costs in fiscal 2000 as well as the equity in earnings of Franklin Covey Coaching, LLC, a newly formed joint venture that began operations on September 1, 2000.

            The Company accounts for its segment information on the same basis as the accompanying consolidated condensed financial statements. Prior year information has been restated to conform with current year classifications.

SEGMENT INFORMATION
(in thousands)

                                                      Reportable Segments
                           ---------------------------------------------------------------------------
                                                                                                        Corporate,
                                                                                                       Adjustments
Quarter ended                  Retail      Catalog/                                                          and
May 26, 2001                   Stores      eCommerce       OSG     Educational International   Other    Eliminations  Consolidated
--------------------------  ------------ ------------ ------------ ----------- ------------ ----------- ------------- ------------
Sales to external customers  $  26,952    $   15,184   $  19,458    $   3,808    $ 11,256     $ 13,952                 $   90,610
Intersegment sales                                                                               3,689    $  (3,689)
Gross margin                    12,441         8,636      13,253        2,319       7,334        7,115       (1,427)       49,671
EBITDA                          (1,586)        2,726       3,396       (5,776)        679       (2,533)      (9,723)      (12,817)
Depreciation and
   amortization                  2,559           213       1,096        1,441         362          939        5,507        12,117

Quarter ended
May 27, 2000
-------------------------- ------------ ------------ ------------ ----------- ------------ ----------- ------------- ------------
Sales to external customers  $  33,480    $   20,613   $  21,979    $   3,495    $ 10,113     $ 24,052                 $  113,732
Intersegment sales                                                                               6,731    $  (6,731)
Gross margin                    14,601         7,745      14,815        2,096       6,292       11,489          672        57,710
Stock option purchase
   and relocation costs                                                                                       8,763         8,763
Restructuring costs                                                                                            (402)         (402)
EBITDA                           2,979           974       3,953       (5,087)     (1,345)      (1,682)     (15,842)      (16,050)
Depreciation and
   amortization                  1,630           159         837        1,366         397        1,150        5,503        11,042

Nine months ended
May 26, 2001
-------------------------- ------------ ------------ ------------ ----------- ------------ ----------- ------------- ------------
Sales to external customers  $ 121,363    $   75,115   $  59,557    $  11,731    $ 40,505     $ 44,827                 $  353,098
Intersegment sales                                                                              13,309    $ (13,309)
Gross margin                    62,719        42,197      41,188        7,115      26,768       23,631       (1,926)      201,692
EBITDA                          22,203        23,476      11,064      (16,849)      4,642       (4,368)     (27,848)       12,320
Depreciation and
   amortization                  5,824           340       2,793        4,254       1,165        3,372       15,624        33,372
Segment assets                  31,148           471      15,416       76,531      24,554       63,134      319,752       531,006

Nine months ended
May 27, 2000
-------------------------- ------------ ------------ ------------ ----------- ------------ ----------- ------------- ------------
Sales to external customers  $ 126,390    $   87,593   $  63,125    $  12,123    $ 39,331     $ 83,414                 $  411,976
Intersegment sales                                                                              19,397    $ (19,397)
Gross margin                    68,087        44,134      42,440        7,079      25,205       36,571        2,347       225,863
Stock option purchase
   and relocation costs                                                                                      10,921        10,921
Restructuring costs                                                                                            (402)         (402)
EBITDA                          34,297        21,885      12,137      (13,821)      3,256       (2,520)     (29,685)       25,549
Depreciation and
   amortization                  4,982           296       2,442        3,911       1,102        3,798       14,930        31,461
Segment assets                  24,442           414      16,189       73,340      23,963       73,504      347,054       558,906

            A reconciliation of reportable segment EBITDA to consolidated EBITDA is presented below (in thousands):

                                              Quarter Ended                        Nine Months Ended
                                    ----------------------------------     ----------------------------------
                                       May 26,             May 27,            May 26,            May 27,
                                         2001               2000                2001               2000
                                    ---------------     --------------     ---------------    ---------------

        Reportable segment
           EBITDA                      $   (3,034)         $     (208)        $   40,168         $   55,237
        Corporate expenses                (11,149)             (9,086)           (30,584)           (24,507)
        Stock option purchase and
           relocation expenses                                 (8,763)                              (10,921)
        Restructuring costs                                       402                                   402
        Intercompany rent charges           1,574               1,711              4,530              5,133
        Other                                (208)               (106)            (1,794)               205
                                    ---------------     --------------     ---------------    ---------------
        Consolidated EBITDA            $  (12,817)         $  (16,050)        $   12,320         $   25,549
                                    ===============     ==============     ===============    ===============

            Corporate assets such as cash, accounts receivable, and other assets are not generally allocated to reportable business segments for business analysis purposes. However, inventories, certain identifiable intangible assets, and fixed assets are classified by segment.

NOTE 8 – PERSONAL COACHING JOINT VENTURE

            Effective September 1, 2000, the Company entered into a joint venture with American Marketing Systems, Inc. (“AMS”), a major customer of the Company's Personal Coaching division. The new company, Franklin Covey Coaching, LLC, will continue to provide personal coaching services for the Company's customers. Under terms of the agreement, the Company and AMS each own 50 percent of Franklin Covey Coaching, LLC and are equally represented in the management of the new company. The Company expects that the new venture will broaden the curriculum and services currently offered in order to grow the personal coaching business over the long term, while maintaining a substantial portion of the Company's current earnings from coaching activities. The Company contributed substantially all of the net assets of the Personal Coaching division to form the new entity. The contribution of net assets to the joint venture produced a contribution basis difference totaling $9.1 million, which will be amortized using the straight-line method over a 20-year period. The Company accounts for the joint venture using the equity method of accounting and reported its share of the joint venture's earnings as “equity in earnings of unconsolidated subsidiary” in the accompanying consolidated condensed statements of operations for fiscal 2001.

NOTE 9 – ACCOUNTING FOR DERIVATIVE INSTRUMENTS

            Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. The new standard requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value, and that changes in the derivative's fair value be recognized as a component of earnings from current operations unless specific hedge criteria are met. The cumulative effect of adopting SFAS No. 133 was not material to the Company's financial statements.

            The Company utilizes certain derivative financial instruments to enhance its ability to manage risk, primarily from foreign currency exposures that exist as part of the Company's ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into derivative contracts for speculative purposes, nor is the Company party to any leveraged derivative instrument.

            During the normal course of operations, the Company is exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. As of May 26, 2001, the Company utilized a foreign currency forward contract to manage the volatility of certain intercompany financing transactions that are denominated in Japanese Yen. This contract did not meet certain hedge accounting requirements and corresponding gains and losses have been recorded as a component of current operations, which offset gains and losses on the underlying transaction, in the accompanying consolidated condensed statements of income for the quarter and nine months ended May 26, 2001. The notional amount of the Company's foreign currency forward contract was approximately $6.0 million at May 26, 2001.

NOTE 10 – SUBSEQUENT EVENTS

            Subsequent to May 26, 2001, the Company entered into a new credit agreement with its lenders. The new credit agreement is comprised of a $69.0 million term loan, payable in quarterly installments over three years, and a $45.0 million revolving credit facility, which expires in July 2004. Included in the $69.0 million term loan, is $33.6 million due from the participants of the management common stock loan program, which was previously guaranteed by the Company. Under terms of the new credit agreement, the Company will now be the primary lender of these non-recourse notes from the participants of the management common stock loan program. Accordingly, the Company will recognize a corresponding receivable in the shareholders' equity section of its consolidated balance sheet. The new credit agreement is secured by receivables, inventory, and certain real estate, and requires the Company to maintain certain financial ratios and minimum net worth levels. As of May 26, 2001, the Company was in compliance with the terms of the new agreement.

            As part of the new credit agreement, the Company paid $1.4 million to the lender for accrued interest on the management common stock loan program. The amount will be repaid to the Company from the loan participants when the loans mature in March 2005. Accordingly, this transaction was recorded as a component of notes and interest receivable from sales of common stock in the shareholders' equity section of the accompanying condensed consolidated balance sheet as of May 26, 2001.

            The Company entered into an outsourcing agreement with Electronic Data Systems ("EDS") to provide warehousing, distribution, information systems, and call center operations. Under terms of the agreement, EDS will operate the Company's primary call center, provide warehousing and distribution services, and support the Company's information systems. The Company believes that the agreement will reduce operating costs and improve asset utilization. In a related transaction, the Company also entered into an agreement to sell its warehouse and distribution facilities in Salt Lake City, Utah. The sale of these facilities is expected to generate a nominal gain to the Company.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management's Discussion and Analysis included in the Company's Annual Report to Shareholders on Form 10-K for the year ended August 31, 2000.

RESULTS OF OPERATIONS

Overview

            Net loss attributable to common shareholders for the quarter ended May 26, 2001 was $16.6 million compared to a loss of $20.9 million in the prior year. The loss in fiscal 2000 included $8.4 million of non-recurring charges for stock option purchase, relocation, and restructuring costs. Reported results for the third quarter of fiscal 2001 were adversely affected by decreased comparable retail store sales, a decline in corporate on-site training sales, and decreased demand for certain products sold through the Company's wholesale channel. The Company also attributes declining performance to prevailing economic conditions in the United States that have continued since late 2000. These issues, combined with factors described in the Company's Reports on Form 10-Q for previous quarters in fiscal 2001, have adversely affected overall performance compared to the prior year.

            The following table sets forth selected data concerning sales of the Company's operating segments (dollars in thousands):

                                   Quarter Ended                                    Nine Months Ended
                    ---------------------------------------------     ----------------------------------------------

                       May 26,             May 27,                       May 26,             May 27,
                         2001               2000         Var. %            2001               2000         Var. %
                    ---------------    ---------------- ---------     ---------------    ---------------- ----------
                               (unaudited)                                       (unaudited)

Retail stores         $   26,952         $   33,480        (19)         $  121,363         $  126,390          (4)
Catalog/eCommerce         15,184             20,613        (26)             75,115             87,593         (14)
OSG                       19,458             21,979        (11)             59,557             63,125          (6)
Educational                3,808              3,495          9              11,731             12,123          (3)
International             11,256             10,113         11              40,505             39,331           3
Other                     13,952             24,052        (42)             44,827             83,414         (46)
                      ----------         ----------                     ----------         ----------
                      $   90,610         $  113,732        (20)         $  353,098         $  411,976         (14)
                      ==========         ==========                     ==========         ==========

Quarter Ended May 26, 2001 Compared with the Quarter Ended May 27, 2000

Sales

            Retail store sales decreased compared to the prior year primarily due to a 28 percent decline in comparable store sales. Additional sales volume from 31 new stores was insufficient to offset unfavorable sales performance from existing stores. At May 26, 2001, the Company was operating 159 retail stores compared to 128 stores at May 27, 2000. The decline in comparable store sales was primarily due to reduced consumer traffic in the stores during the quarter and strong sales in the prior year due to the introduction and market acceptance of various PalmTM handheld products. The Company attributed decreased store traffic to a general softening in retail sales due to economic conditions that have continued in the United States since late 2000, the delayed introduction of a new line of Palm products, and cannibalization of existing store sales by newly opened stores. Catalog/eCommerce sales decreased primarily due to reduced call volume in the Company's catalog operations. However, sales of products and training through the Company's web site at www.franklincovey.com continued to increase compared to the prior year. In an effort to revitalize product sales through its retail and catalog/eCommerce channels, the Company has introduced new electronic devices, such as the VisorTM series of handheld organizers from HandspringTM, wireless communications service, desktop organization tools, such as Franklin Covey OnePlaceTM, and expanded its line of paper-based planners. Sales through the Company's Organizational Sales Group (“OSG”) declined during the quarter primarily due to reduced on-site corporate leadership, productivity, and communications training seminars. The Company attributes the decline in corporate seminars to general economic conditions, which appear to have adversely affected corporate training budgets and resulted in canceled seminar presentations during the quarter. Educational sales, which include Premier, increased primarily due to improved commercial printing sales. International sales increases in Mexico, Europe, Brazil, and licensee operations were partially offset by sales decreases in Australia and New Zealand. Additionally, unfavorable foreign currency exchange rates, compared to the prior year, reduced reported international sales by $0.8 million for the quarter. “Other” channel sales consist primarily of wholesale, government, public seminars, and personal coaching sales. Other sales declined primarily due to the shift of personal coaching services to a joint venture, decreased wholesale sales, and decreased public seminars training sales. As a result of the formation of the joint venture, the Company no longer directly recognizes the sales of the Personal Coaching division, but only recognizes its share of net income from the joint venture. Personal coaching sales were $4.5 million during the third quarter of fiscal 2000. In addition, sales through the Company's wholesale channel decreased due to reduced demand, primarily for paper-based products, from contract stationer and other related distributors. Public seminar sales decreased due to an overall decline in the number of participants attending the Company's public programs.

Gross Margin

            In general, the Company's gross margin as a percent of sales was affected by the reclassification of shipping and handling revenue from cost of sales to sales as required by EITF 00-10. All periods presented in the accompanying condensed consolidated statements of operations have been restated according to the requirements of EITF 00-10. Gross margin for the Company was 54.8 percent of sales for the quarter, compared to 50.7 percent in the prior year. The Company's gross margin improved primarily due to changes in the Company's sales mix, decreased obsolete inventory write-offs resulting from improved forecasting and production procedures, and price increases on certain planner products. Sales of handheld electronic devices, which have lower margins than the majority of the Company's other products and services, declined as a percent of total sales compared to the prior year. Partially offsetting these factors was the formation of Franklin Covey Coaching LLC, a joint venture formed to provide coaching services, which reduced the Company's overall gross margin due to financial reporting requirements that exclude the favorable gross margins of the personal coaching business.

Operating Expenses

            Selling, general and administrative (“SG&A”) expenses decreased by $2.3 million, net of stock option purchase and relocation costs in fiscal 2000, but due to decreased sales volume, increased to 69.6 percent of sales, compared to 57.5 percent in the prior year. The decrease was primarily due to the formation of Franklin Covey Personal Coaching LLC, reduced associate expenses, decreased catalog promotional costs, reduced international operating expenses, and expense reduction efforts in various operating areas of the Company. Partially offsetting these decreases, was increased retail store operating costs, ongoing development and marketing of new products and electronic commerce channels, and increased consulting costs. Due to accounting guidelines associated with the formation of the personal coaching joint venture, the Company no longer includes the operating costs of the Personal Coaching division in its consolidated results. In order to improve the profitability of its catalog operation, the Company reduced catalog production and mailing costs and eliminated certain promotional activities that produced only marginal value. The Company is currently developing a comprehensive marketing plan, which is expected to produce better customer focus for its catalogs and other channels, and promotional materials and may incur increased costs in future periods to achieve its goals. Due to decreased sales during the quarter, the Company also implemented various expense reduction initiatives to improve operating performance and profitability. Partially offsetting these efforts were the additional operating costs resulting from 31 new retail stores. In addition, the Company has also incurred and expensed pre-opening costs during the quarter associated with the new stores. The Company continues to incur costs to develop and market new products and services, such as the new series of training courses entitled "Productivity in the Digital Age" and the desktop organizational tool, Franklin Covey OnePlace. The Company also continues to improve its electronic commerce infrastructure to meet consumer preferences and to develop its web sites at www.franklincovey.com and www.franklinplanner.com. The Company's “franklinplanner.com” site is designed to be a planning tool that allows its users to schedule appointments, synchronize electronic handheld devices, and share information using the convenience and flexibility of the Internet. As the Company positions itself for future growth and opportunities, consulting costs related to the completion of several key initiatives were incurred during the quarter. These key initiatives are designed to improve Company operations and profitability in future periods.

            Subsequent to May 26, 2001, the Company entered into an outsourcing agreement with Electronic Data Systems (“EDS”) to provide warehousing, distribution, information systems, and call center operations. Under terms of the agreement, EDS will operate the Company's primary call center, provide warehousing and distribution services, and support the Company's information systems. The Company believes that the agreement with EDS will reduce operating costs for these activities.

            Depreciation charges increased by $1.6 million compared the prior year, primarily due to the addition of leasehold improvements and fixtures in new and recently remodeled retail stores, the purchase of computer hardware and software, and the purchase of new manufacturing equipment. Amortization charges decreased by $0.6 million, primarily due to the contribution of Personal Coaching intangible assets to Franklin Covey Coaching LLC, a newly formed joint venture that is recorded on the Company's books as an unconsolidated subsidiary under the guidelines of equity method accounting.

            Income tax benefit was recorded at an effective rate of 45.0 percent for the quarter ended May 26, 2001. The effective tax rate was based upon expected taxable income for the remainder of fiscal 2001 and the effects of non-deductible goodwill amortization. Non-deductible goodwill amortization from previous acquisitions and related contingent earnout payments generally has an unfavorable impact on the Company's effective tax rate.

Nine Months Ended May 26, 2001 Compared to the Nine Months Ended May 27, 2000

Sales

            The decrease in retail store sales was primarily due to reduced consumer traffic in the stores and strong sales during the prior year due to demand for PalmTM handheld electronic products and related accessories. The Company attributed decreased traffic to a general softening in retail sales due to economic conditions that began in late 2000 and which have continued during 2001, cannibalization of existing store sales by newly opened stores, and fewer business days than the comparable period of the prior year. These factors combined to produce a 14 percent decrease in comparable store sales, which was partially offset by sales from new stores. Catalog/eCommerce sales decreased primarily due to reduced call volume in the Company's catalog operations. However, sales through the Company's web site at www.franklincovey.comcontinued to increase compared to the prior year. Sales through OSG decreased primarily due to reduced corporate on-site productivity, leadership, and communications training. The Company believes that current prevailing economic conditions adversely affected sales performance in its catalog/eCommerce operations and OSG as corporations reduce training and related spending. Educational sales, which include Premier, decreased due to the timing of agenda shipments in fiscal 2000. The Company was unable to ship all of the 1999/2000 agenda order during the fourth quarter of fiscal 1999. As a result, some of those agendas were shipped during the first quarter of fiscal 2000. However, the Company was able to ship nearly all of its 2000/2001 agenda order in the fourth quarter of fiscal 2000, which minimized spill-over sales in fiscal 2001. International sales increases in Mexico, Europe, Brazil, and licensee operations were partially offset by sales decreases in Japan, Canada, Australia, and New Zealand. In addition, unfavorable foreign currency exchange rates compared to the prior year had an adverse effect on translated sales for the nine months ended May 26, 2001. "Other" channel sales consist primarily of wholesale, government, personal coaching, and commercial printing sales through Publishers Press (now Franklin Covey Printing). Other sales declined primarily due to the formation of a joint venture to provide personal coaching services, the sale of Publishers Press' commercial division, which recorded $12.3 million of sales prior to its sale in fiscal 2000, and decreased wholesale sales. As a result of the formation of the Franklin Covey Coaching LLC, the Company only recognizes its share of the net income from the joint venture. Personal coaching sales were $13.0 million during the first nine months of fiscal 2000. In addition, sales through the Company's wholesale channel decreased due to reduced demand, primarily for paper-based products, from contract stationer and other related distributors.

Gross Margin

            Gross margin improved to 57.1 percent of sales, compared to 54.8 percent in the prior year. The Company's gross margin improved primarily due to the sale of the commercial division of Publishers Press, decreased obsolete inventory write-offs resulting from improved forecasting and production procedures, sales mix changes, and price increases on certain planner products and seminar programs. Commercial printing sales from Publishers Press had significantly lower gross margins than the majority of the Company's other products and services, and was sold effective February 28, 2000. Although sales of handheld electronic devices, which have lower margins than the majority of the Company's other products, have increased compared to the prior year, sales of higher margin accessory and other products have increased during fiscal 2001. Partially offsetting these factors was the formation of Franklin Covey Coaching LLC, which reduced the Company's overall gross margin due to financial reporting requirements that exclude the favorable gross margins of the personal coaching business.

Operating Expenses

            Selling, general and administrative (“SG&A”) expenses increased $1.6 million, net of stock option purchase and relocation costs in fiscal 2000, to 54.2 percent of sales, compared to 46.1 percent in fiscal 2000. The increase was primarily due to increased retail store operating costs, ongoing development and marketing of new products and electronic commerce channels, a compensation plan change in one of the Company's operating divisions, and increased consulting costs. These increases were partially offset by reductions in SG&A expenses resulting from the formation of the personal coaching joint venture, reduced catalog promotional costs, and decreased corporate overhead costs resulting from corporate expense reduction initiatives and reduced headcount. At May 26, 2001, the Company was operating 31 additional retail stores compared to the prior year, for which incremental sales performance was not strong enough to offset the corresponding increase in operating costs. In addition, the Company has incurred and expensed pre-opening costs associated with theses new stores. The Company also continues to incur costs to develop and market new products and services, and to improve its electronic commerce infrastructure to meet consumer preferences. A compensation plan change related to sales commissions at one of the Company's operating divisions changed the timing of commission expense recognized, but will not adversely affect total commission expense for the fiscal year. As the Company positions itself for future growth and opportunities, consulting costs related to the completion of several key initiatives were incurred during the period. Partially offsetting these increases was the formation of the personal coaching joint venture. Due to accounting guidelines associated with the formation of the personal coaching joint venture, the Company no longer includes the operating costs of the Personal Coaching division in its consolidated results. In order to improve the profitability of its catalog operation, the Company reduced catalog production and mailing costs. The Company continues to review its operating cost structure and may implement additional initiatives to further reduce related operating expenses.

            Depreciation charges increased by $2.6 million over the prior year, primarily due to the addition of leasehold improvements and fixtures in new stores, the purchase of computer hardware and software, and the purchase of new manufacturing equipment. Amortization charges decreased by $0.7 million, primarily due to the contribution of personal coaching intangible assets to the newly formed Franklin Covey Coaching LLC joint venture.

            Income tax benefit was recorded at an effective rate of 44.6 percent, which was based upon expected taxable income for the remainder of fiscal 2001 and the effects of non-deductible goodwill amortization. Non-deductible goodwill amortization from previous acquisitions and related contingent earnout payments generally has an unfavorable impact on the Company's effective tax rate. In addition, the Company's effective income tax rate may be adjusted during the remainder of fiscal 2001, if necessary, to reflect changes in expected taxable income.

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

            Net cash provided by operating activities during the nine months ended May 26, 2001 was $47.5 million, compared to $61.2 million in the prior year. In general, cash flow from operating activities was primarily affected by decreased operating performance during fiscal 2001. Adjustments to net loss included $34.6 million of depreciation and amortization charges and $1.9 million of cash distributed from Franklin Covey Coaching LLC, an unconsolidated subsidiary of the Company. The main source of cash from operating activities was the collection of accounts receivable primarily by Premier, which has seasonally high sales during the Company's fourth fiscal quarter, and the Company's core operations. The primary use of cash for operating activities was payment of accounts payable and accrued liabilities at Premier, due to normal seasonal operating activity, and at the Company's core operations.

            Net cash used for investing activities totaled $28.0 million during the first nine months of fiscal 2001 compared to $27.3 million in fiscal 2000. Cash used to purchase property and equipment totaled $23.6 million and was used primarily for leasehold improvements and fixtures in new retail stores, computer hardware and software, and manufacturing equipment. Cash used for contingent earnout payments declined to $1.9 million in fiscal 2001 from $16.3 million during fiscal 2000, primarily due to the completion of the Premier earnout agreement in fiscal 2000. The fiscal 2001 payment of $1.9 million represents the final contingent earnout payment to the former owners of Personal Coaching. As of May 26, 2001, the Company had no remaining contingent earnout agreements from the acquisition of subsidiaries. Business acquisition activity during 2001 was limited primarily to the Project Consulting Group, which was acquired during the quarter ended May 26, 2001 for $1.5 million in cash. The Company also contributed $0.3 million of cash to form Franklin Covey Coaching LLC, a new joint venture that began operations on September 1, 2000.

            Net cash used for financing activities during the first nine months of fiscal 2001 was $25.6 million compared to $38.1 million in the prior year. The primary source and use of financing cash was proceeds from and payments on the Company's lines of credit. Additionally, the Company paid $6.1 million for preferred stock dividends and spent $7.3 million to acquire 923,000 shares of its common stock.

            Subsequent to May 26, 2001, the Company entered into a new credit agreement with its lenders. The new credit agreement is comprised of a $69.0 million term loan, payable in quarterly installments over three years, and a $45.0 million revolving credit facility, which expires in July 2004. Included in the $69.0 million term loan, is $33.6 million due from the participants of the management common stock loan program, which was previously guaranteed by the Company. Under terms of the new credit agreement, the Company will now be the primary lender of these non-recourse notes from the participants of the management common stock loan program. Accordingly, the Company will recognize a corresponding receivable in the shareholders' equity section of its consolidated balance sheet. The new credit agreement is secured by receivables, inventory, and certain real estate, and requires the Company to maintain certain financial ratios and minimum net worth levels. As of May 26, 2001, the Company was in compliance with the terms of the new agreement.

            Going forward, the Company will continue to incur costs necessary for the current and future operations of the business. Cash provided by operations, available lines of credit and other financing alternatives will be used for these expenditures. Management believes that its existing capital resources should be sufficient to enable the Company to maintain its current level of operations and its planned internal growth for the foreseeable future. The Company also continues to pursue additional financing alternatives as it positions itself for future opportunities.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

            With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere are forward-looking statements that necessarily are based on certain assumptions and are subject to risks and uncertainties. Such uncertainties include, but are not limited to, unanticipated developments in any one or more of the following areas: the integration of acquired or merged businesses, management of costs in light of decreasing revenues, availability of financing sources, dependence on products or services, the rate of consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, pending and threatened litigation, and other risk factors which may be detailed from time to time in the Company's press releases, reports to shareholders and in filings with the SEC.

            While the Company has a broad customer base, it is subject to variables over which it has no direct control such as innovations in competing products, the general transition from paper-based products to electronic or Internet based products, changing corporate policies on the part of the Company's customers, and competition from others in the industry. In addition, the Company is subject to changes in costs of supplies necessary to produce its products and distribution of those products. The Company's business is subject to seasonal variations. The Company is also subject to risks associated with sales occurring in countries other than the United States. Sales outside the United States potentially present additional risks such as political, social, and economic instability.

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

            The forward-looking statements contained in this report are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results will differ and may differ materially from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the business risks described in the Company's Annual Report on Form 10-K for the year ended August 31, 2000, and elsewhere in the Company's filings with the SEC.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK OF FINANCIAL INSTRUMENTS

            The principal risks to which the Company is exposed are changes in interest rates and foreign currency exchange rates. The Company manages its exposure to interest rates by optimizing the use of variable-rate and fixed-rate debt instruments. If interest rates had increased by one percent during the nine months ended May 26, 2001, the Company's total interest expense would have increased by $0.5 million. To manage the volatility related to currency exchange rates, the Company has entered into limited derivative transactions to manage well-defined foreign currency exchange risks. Foreign exchange forward contracts are entered into for periods consistent with underlying exposures and do not constitute positions independent of those exposures. The Company does not purchase foreign exchange or other derivative instruments for speculative purposes and does not use leveraged instruments. As the Company continues to expand internationally, the Company's use of foreign exchange contracts may grow in order to manage the foreign currency risks to the Company. At May 26, 2001, the Company had one foreign exchange forward contract with a bank to sell Japanese Yen and receive United States Dollars with a notional amount of approximately $6.0 million.

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

Item 3— Defaults upon Senior Securities:

       Not applicable.

Item 4— Submission of Matters to a Vote of Security Holders:

       Not applicable.

Item 5— Other information:

       Not applicable.

Item 6— Exhibits and Reports on Form 8-K:

       (A)  Exhibits:

10.1	Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation and EDS Information Services LLC, dated April 1, 2001 (filed herewith).

10.2	Additional Services Addendum #1 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation and EDS Information Services LLC, dated June 30, 2001 (filed herewith).

10.3	Amendment #2 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation and EDS Information Services LLC, dated June 30, 2001 (filed herewith).

10.4	Interest Transfer Agreement between Bank One, NA and Franklin Covey Co., dated May 3, 2001 (filed herewith).

10.5	Fourth Amendment to Facility and Guaranty Agreement among Franklin Covey Co., Bank One, NA as Agent and the Financial Institutions Signatory Hereto, (filed herewith).

       (B)   Reports on Form 8-K:

Not applicable.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

By: ROBERT A. WHITMAN
ROBERT A. WHITMAN
Chief Executive Officer
Dated July 10, 2001

By: STEPHEN D. YOUNG
STEPHEN D. YOUNG
Senior Vice President and Controller
Dated July 10, 2001

Exhibit List

10.1	Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation and EDS Information Services LLC, dated April 1, 2001

10.2	Additional Services Addendum #1 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation and EDS Information Services LLC, dated June 30, 2001

10.3	Amendment #2 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation and EDS Information Services LLC, dated June 30, 2001

10.4	Interest Transfer Agreement between Bank One, NA and Franklin Covey Co., dated May 3, 2001

10.5	Fourth Amendment to Facility and Guaranty Agreement among Franklin Covey Co., Bank One, NA as Agent and the Financial Institutions Signatory Hereto