Form 10-K
period 2001-08-31
FRANKLIN COVEY CO
filed 2001-11-29
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

    Franklin Covey Co.
(Exact name of registrant as specified in its charter)

Utah	1-11107	87-0401551
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Commission File No.)

2200 West Parkway Boulevard
Salt Lake City, Utah 84119–2331
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (801) 817-1776

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.05 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X   NO

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.

        The aggregate market value of the Common Stock held by non–affiliates of the Registrant on November 1, 2001, based upon the closing sale price of the Common Stock of $3.49 per share on that date, was approximately $49,486,933. Shares of the Common Stock held by each officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded.

        As of November 1, 2001, the Registrant had 19,881,531 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the Registrant’s Annual Meeting of Shareholders, which is scheduled to be held on January 11, 2002, are incorporated by reference in Part III of this Form 10-K.

INDEX TO FORM 10–K

PART I

Item 1.	Business
General
Recent Acquisitions and Divestitures
Franklin Covey Products
Paper Planners
Electronic Solutions
Agendas
Binders
Personal Development and Accessory Products
Training, Facilitation and Consulting Services
Training and Education Programs
Personal Coaching
Sales and Marketing
Retail Stores
Catalog/eCommerce
Organizational Sales Group
Educational Sales
International Sales
Other Channels
Strategic Distribution Alliances
Clients
Competition
Training
Consulting
Products
Manufacturing and Distribution
Trademarks, Copyrights and Intellectual Property
Employees

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant's Common Stock and Related Shareholder Matters

Item 6.	Selected Financial Data

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	Documents Filed
1.	Financial Statements
2.	Exhibit List
(b)	Reports on Form 8-K
(c)	Exhibits
SIGNATURES

PART I

Item 1.   Business

General

        Franklin Covey Co. (the “Company” or “Franklin Covey”) is an international learning and performance solutions company dedicated to helping organizations, individuals and students become measurably more effective. To achieve that goal, the Company provides training and education programs, consulting services, educational materials, publications, assessment and measurement tools, implementation processes and application tools. Franklin Covey focuses its efforts on providing solutions in five main areas: Productivity, Leadership, Communications, Education and Sales. The Company is organized to focus it efforts to serve three customer segments; organizations, individual consumers and schools. The Company also measures the impact of training investments. Effectiveness solutions are delivered through Company owned retail stores, catalog operations, training seminars, computer-based training and planning services, its own Internet sites, clients’ and partners’ Intranet sites, sales to educational institutions and through consulting services. To facilitate implementation of the principles it teaches, the Company produces and/or markets a number of tools and curricula such as the Franklin Planner®, PALM® and other handheld electronic organizers, wireless communication organizers, Agendas, What Matters Most and 7 Habits of Highly Effective People training seminars, CD ROM’s, Personal Coaching and custom projects.

        One of the Company’s mainstay staple tools that assists clients in implementing effectiveness training is the Franklin Planning System. The Franklin Planning System typically implements training and learning by using tools such as the Franklin Planner. The original Franklin Planner consists of a paper–based, two–page per day planning system combined with a seven–ring binder, a variety of planning aids, weekly, monthly and annual calendars and personal management sections. The Franklin Planner can also be purchased in one–page per day or two–page per week versions. The Company offers various forms and accessories that allow users to expand and customize their Franklin Planner. A significant percentage of the users of the original Franklin Planner continue to purchase a renewal planner each year, creating substantial recurring sales. The Company has also made the Franklin Planning System available in desktop software and as an add-on to handheld organizers, such as the popular PALM® Computing organizer, Compaq’s® iPAQ™ Pocket PC®, Handspring’s™ Visor® and wireless communication and planning devices. The Company also provides an extension to Microsoft Outlook® that incorporates Franklin Planning productivity principles into the Outlook calendar system. An online version of the Franklin Planner is also available at www.franklinplanner.com that synchronizes voicemail, email, note taking and calendaring into both the paper-based system and the electronic handheld and desktop versions of the system. Franklin Covey markets the Franklin Planner and accessory products directly to organizations and individuals, through its catalog, its retail stores, its e-commerce Internet site at www.franklincovey.com and through third party channels.

        The principles taught in the Company’s curriculum have also been published in book and audiotape form. Books sold by the Company include The 7 Habits of Highly Effective People, Principle–Centered Leadership, First Things First, The 7 Habits of Highly Effective Families, Nature of Leadership and Living the 7 Habits, all by Stephen R. Covey, The 10 Natural Laws of Time and Life Management, What Matters Most and The Modern Gladiator by Hyrum W. Smith, The Power Principle by Blaine Lee and The 7 Habits of Highly Effective Teens, by Sean Covey. These books, as well as audiotape and CD audio versions of many of these products, are sold through general retail channels, as well as through the Company’s own catalog, its e-commerce web site, www.franklincovey.com, and its more than 160 retail stores.

        Franklin Covey provides its effectiveness solutions to organizations in business, industry, government entities, communities, to schools and educational institutions, and to individuals. The Company sells its services to organizations and schools through its own direct sales force. The Company delivers its training services to organizations, schools and individuals in one of four ways:

1.	Franklin Covey consultants provide on–site consulting or training classes for organizations and schools. In these situations, the Franklin Covey consultant can tailor the curriculum to the client’s specific business and objectives.

2.	The Company also conducts public seminars in more than 200 cities throughout the United States, where organizations can send their employees in smaller numbers. These public seminars are also marketed directly to individuals through the Company’s catalog, e-commerce web site, retail stores, and by direct mail.

3.	The Company’s programs are also designed to be facilitated by licensed professional trainers and managers in client organizations, reducing dependence on the Company’s professional presenters, and creating continuing revenue through royalties and as participant materials are purchased for trainees by these facilitators.

4.	Franklin Covey also offers training modules known as, Productivity in the Digital Age Learning Library. These learning modules are delivered in five ways: computer-based, on-line, in booklet form, audio or live in training centers installed in certain Company retail stores. They are designed for individuals and to aid organizations in delivering Franklin Covey effectiveness principles to individuals throughout their organization. The computer-based training provides on-demand modularized learning and ties with the Company’s personal productivity systems which are integrated across various platforms and mediums.

        In fiscal 2001, the Company provided products and services to 83 of the Fortune 100 and more than 75 percent of the Fortune 500 companies. The Company also provides its products and services to a number of U.S. and foreign governmental agencies, including the U.S. Department of Defense, as well as numerous educational institutions. Approximately 600,000 individuals were trained during the year ended August 31, 2001.

        The Company also provides products, consulting and training services internationally, either through directly operated offices, or through licensed providers. At August 31, 2001, Franklin Covey had direct operations in Canada, Japan, Australia, Mexico, Brazil and the United Kingdom. The Company also had licensed operations in 31 countries.

Recent Acquisitions and Divestitures

        In January 1999, the Company acquired the assets of Khalsa Associates, a leading sales training company. In July 1999, Microsoft® announced that it had signed an agreement with Franklin Covey to train its worldwide sales force and its 21,000 sales channel partners utilizing Franklin Covey’s unique consultative sales training program.

        In September 1999, the Company acquired the assets of the Professional Resources Organization (the Jack Phillips Group), a leading measurement assessment firm specializing in measuring the impact and return on investment in training and consulting.

        In December 1999, Franklin Covey acquired a majority interest in Daytracker.com, an on-line planning company. The Daytracker.com web site has been the basis for the current www.franklincoveyplanner.com planning web site the Company offers to its customers.

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

        In November 2001, the Company signed an agreement to sell the stock of Premier School Agendas, a Bellingham, Washington based wholly owned subsidiary, for approximately $165 million to School Specialty (NASDAQ: SCHS) of Greenville, Wisconsin. The transaction is subject to regulatory approval and other customary closing conditions. The Company expects the sale to be completed during the second quarter of fiscal year 2002.

        Unless the context requires otherwise, all references to the “Company” or to “Franklin Covey” herein refer to Franklin Covey Co. and each of its operating divisions and subsidiaries. The Company’s principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331 and its telephone number is (801) 817-1776.

Franklin Covey Products

        An important principle taught in Franklin Covey productivity training is to have only one personal productivity system and to have all of ones’ information in that one system. Based upon that belief for effective time management, the Franklin Planner has been developed as one of the basic tools for implementing the principles of Franklin Covey’s time management system. The original Franklin Planner consists of a paper-based Franklin Covey planning system, a binder in which to carry it, various planning aids, weekly, monthly and annual calendars as well as personal management sections. Franklin Covey offers a broad line of renewal planners, forms and binders for the Franklin Planner, which are available in various sizes and styles. For those who lead with technology productivity systems, Franklin Covey also offers a variety of electronic solutions incorporating the same principles as the original Franklin Planner.

        Paper Planners.   Paper planner renewals are available for the Franklin Planner in five sizes and various styles and consist of daily or weekly formats, appointment schedules, task lists, monthly calendars, daily expense records, daily record of events, and personal management pages for an entire year. Annual Renewal Planners range in price from $15.00 to $47.00. The Master Pack, which includes personal management tabs and pages, a guide to using the planner, a pagefinder and weekly compass cards completes a Franklin Planner. The Master Pack price ranges from $6.75 to $8.25.

        Electronic Solutions.   The Company also offers its time and life management methodology within a complete Personal Information Management (“PIM”) system through the Franklin Planner Software program. This system can be used in conjunction with the paper-based Franklin Planner, electronic handheld organizers or used as a stand-alone planning and information management system. The Franklin Planner Software permits users to generate and print data on Franklin Covey paper that can be inserted directly into the Franklin Planner. The program operates in the Windows® 95, 98, 2000 and NT operating systems. Franklin Covey offers Franklin Planner Software at a retail price of $99.95, which includes all necessary software, related tutorials and reference manuals. The Company offers the software through nationwide retail software stores, as well as in its own retail stores, catalog, and e-commerce Internet site.

         The Company also offers a version of its Franklin Planner Software that is designed to operate as an extension to Microsoft's Outlook(R) software. This is intended especially for companies that have already standardized on Microsoft(R)for group scheduling, but wish to make the Franklin Planning System available to their employees without creating the need to support two separate systems. As this kind of extension proves its value in the market, the Franklin Planner Software extension model will be expanded to other platforms.

        Franklin Covey is also an OEM provider of the PALM® Computing organizer that includes the Franklin Planner Software when sold through Franklin Covey channels. The PALM® has become another successful planning tool offered by the Company through all of its channels. The Company has introduced products that can add paper-based planning to the electronic planner as well as binders and carrying cases specific to the PALM®. The Company also offers other electronic organizers with the Franklin Planner software such as the iPAQ™ Pocket PC from Compaq® and the Visor™ by Handspring®.

        Franklin Covey also offers planning capabilities over the Internet at www.franklinplanner.com. The Company’s Web site allows customers to synchronize with other planning software as well as handheld organizers. Like the Franklin Planner Software, it also allows users to print planner pages from the Web site to fit in the various Franklin Planner sizes. The Web version allows users to pull information from various other Internet sites to customize the site to the customer’s interests.

        The Company also provides a series of products that are part of its Productivity in the Digital Age initiative. This initiative includes both tools and training designed to measurably increase individual and organizational effectiveness. These products include learning modules designed to deliver Franklin Covey effectiveness principles to individuals and organizations, including interactive computer-based or on-line training, live training as well as audio and printed materials. Productivity in the Digital Age effectiveness tools include PDA’s, desktop applications, on-line tools and software all designed to synchronize information across platforms and systems.

         Agendas.  Franklin Covey markets through its Premier Agendas division agendas to schools and school districts in order to help teachers and students enhance the learning process. Premier sold more than 20 million agendas in fiscal 2001, mostly in the United States and Canada. An agenda consists of a wire-bound notebook with dated pages to help the student keep track of assignments and due dates, and to encourage regular communication between the student, the parents and the teacher. Most agendas are customized to include the individual school’s rules, regulations, administrators and scheduled events. Franklin Planner Agendas are also sold in the Company’s retail stores, e-commerce website and through the catalog for $7.95. In November 2001, the Company signed an agreement to sell the stock of Premier Agendas to School Specialty for approximately $165 million. Pursuant to a license from Franklin Covey, Premier will continue to expose over 20 million K-12 students to Franklin Covey’s world-renowned 7 Habits content. In addition, School Specialty will feature select Franklin Covey products in its catalogs. Franklin Covey will retain its educator leadership and effectiveness training portion of Premier’s business. The transaction is subject to regulatory approval and other customary closing conditions. The Company expects the sale to be completed during the second quarter of fiscal year 2002.

         Binders.  Franklin Covey offers binders and electronic organizer accessories (briefcases, portfolios, wallets/purses, etc.) in a variety of materials, styles and Franklin Planner sizes. These materials include high quality leathers, fabrics, synthetics and vinyls in a variety of color and design options. Binder styles include zipper closures, snap closures, and open formats with pocket configurations to accommodate credit cards, business cards, checkbooks, electronic devices and writing instruments. The Company’s binder products range in price from $15.00 to $265.00.

         Personal Development and Accessory Products.   To supplement its principal products, Franklin Covey offers a number of accessories and related products, including books, videotapes and audiocassettes focused on time management, leadership, personal improvement and other topics. The Company also markets a variety of content–based personal development products. These products include books, audio learning systems such as multi-tape, CD’s and workbook sets, CD-ROM software products, calendars, posters and other specialty name brand items. The Company offers numerous accessory forms through its Forms Wizard software, which allows customization of forms, including check registers, spread sheets, stationery, mileage logs, maps, menu planners, shopping lists and other information management and project planning forms. The Company’s accessory products and forms are generally available in the Franklin Planner sizes.

Training, Facilitation and Consulting Services

        Franklin Covey’s training, facilitation and consulting services are marketed and delivered in the United States by the Company’s Organizational Solutions Group (OSG), which consists of talented consultants, selected through a competitive and demanding process, and highly qualified sales professionals.

        Franklin Covey currently employs 101 training consultants in major metropolitan areas of the United States with an additional 43 training consultants outside of the United States. Training consultants are selected from a large number of experienced applicants. These consultants generally have several years of training and/or consulting experience and excellent presentation skills. Once selected, the training consultant goes through a rigorous training program including multiple live presentations. The training program ultimately results in the Company’s certification of the consultant. Franklin Covey believes that the caliber of its training consultants has helped build its reputation of providing high quality seminars. The Company’s OSG can also help organizational clients diagnose inefficiencies in their organization and design the core components of a client’s organizational solutions. The efforts of the consultants are enhanced by several proprietary consulting tools the Company has designed for their use: Organizational Health Assessment™ (“OHA”), used to assess client needs; the Organizational Effectiveness Cycle™ (“OE-Cycle™”), utilized for organizational diagnosis and re-design; and the Principle-Centered Organizational Change Process™ (“PCOC Process™”), a rigorous methodology for organizational change management.

        Franklin Covey’s OSG is organized in five regional sales teams in order to assure that both the consultant and the client sales professional participate in the development of new business and the assessment of client needs. Consultants are then entrusted with the actual delivery of content, seminars, processes and other solutions. Consultants follow up continuously with client service teams, working with them to develop lasting client impact and ongoing business opportunities.

        Training and Education Programs.   Franklin Covey offers a range of training programs designed to significantly and measurably improve the effectiveness of individuals and organizations. The Company’s workshops are oriented to address each of the four levels of leadership needs: personal, interpersonal, managerial and organizational. In addition, the Company believes each of its workshops provides a stimulating and behavior changing experience which frequently generates additional business. During fiscal year 2001, more than 600,000 individuals were trained using the Company’s curriculum in its single and multiple–day workshops and seminars.

        Franklin Covey’s single–day What Matters Most workshop competes in the time management industry. This time management seminar is conducted by the Company’s training consultants for employees of clients and in public seminars throughout the United States and in many foreign countries. The Company offers a number of other single–day seminars and workshops including Presentation Advantage™, a seminar helping individuals and organizations make more effective business presentations; Writing Advantage®, a seminar that teaches effective business writing and communication skills; and Project Management™, a seminar designed to help individuals and organizations map and organize complex projects. The Company’s training consultants conduct these seminars and workshops for employees of institutional clients and public seminar participants.

        Franklin Covey also delivers multiple-day workshops, primarily in the Leadership area. Included in these offerings is its three–day 7 Habits workshop based upon the material presented in The 7 Habits of Highly Effective People. The 7 Habits workshop provides the foundation for continued client relationships and generates more business as the Company’s content and application tools are delivered deeper into the organization. Additionally, a three–day 4 Roles of Leadership course is offered, which focuses on the managerial aspects of client needs. Franklin Covey Leadership Week, which management believes is one of the premier leadership programs in the United States, consists of a five–day session focused on materials from Franklin Covey’s The 7 Habits of Highly Effective People and The 4 Roles of Leadership courses. Franklin Covey Leadership Week is reserved for executive level management. As a part of the week’s agenda, executive participants design strategies for long-term implementation of the Company’s principles and content within their organizations.

        In addition to providing consultants and presenters, Franklin Covey also trains and certifies client facilitators to teach selected Company workshops within the client’s organization. Franklin Covey believes client–facilitated training is important to its fundamental strategy to create recurring client revenue streams. After having been certified, clients can purchase manuals, profiles, planners and other products to conduct training workshops within their organization, generally without the Company repeating the sales process. This creates an annuity–type business, providing recurring revenue, especially when combined with the fact that curriculum content in one course leads the client to additional participation in other Company courses. Since 1988, Franklin Covey has trained more than 19,000 client facilitators. Client facilitators are certified only after graduating from one of Franklin Covey’s certification workshops and completing post–course certification requirements.

        Franklin Covey regularly sponsors public seminars in cities throughout the United States and in several foreign countries. The frequency of seminars in each city or country depends on the concentration of Franklin Covey clients, the level of promotion and resulting demand, and generally ranges from semi–monthly to quarterly. Smaller institutional clients often utilize the public seminars to train their employees.

        In fiscal 1996, Franklin Covey introduced the Franklin Covey Leadership Library series of video workshops. The Franklin Covey Leadership Library is a series of stand-alone video workshops that can be used in informal settings as discussion starters, in staff meetings or as part of an in-house leadership development program.

        The Company also offers a series of learning modules that are part of its Productivity in the Digital Age initiative. This initiative includes both tools and training designed to measurably increase individual and organizational effectiveness. These products include learning modules designed to deliver Franklin Covey effectiveness principles to individuals and organizations, including interactive computer-based or on-line training, live training as well as audio and printed materials. Productivity in the Digital Age effectiveness tools include PDA’s, desktop applications, on-line tools and software all designed to synchronize information across various platforms and systems.

        Personal Coaching.   Franklin Covey offers post-seminar training in the form of personal coaching through a joint-venture entity called Franklin Covey Coaching, LLC. The entity employs 41 coaches that interact with clients on the telephone to help them implement the training principles learned from the seminar they have taken. The entity offers personal coaching for some the Company’s curriculum as well as seminars offered by other training companies.

Sales and Marketing

        The following table sets forth, for the periods indicated, the Company’s revenue for each of its principal distribution channels:

                                             2001       2000        1999
                                             ----       ----        ----

      Retail Stores ...................   $151,943   $163,305   $140,850

      Catalog / e-commerce ............     90,450    110,543    102,335

      Organizational Solutions Group...     84,723     85,977     77,496

      Educational. ....................     91,037     85,348     70,798

      International ...................     51,851     50,870     50,611

      Other ...........................     55,329    106,942    129,506
                                          --------   --------   --------
      Total ...........................   $525,333   $602,985   $571,596
                                          ========   ========   ========

         Franklin Covey uses retail stores, catalogs, its own Web site, organizational and educational sales forces and other distribution channels to market its products to organizations, schools and individuals domestically and internationally.

        Retail Stores.   Beginning in late 1985, Franklin Covey began opening retail stores in areas of high client density. The initial stores were generally located in lower traffic destination locations. The Company has since adopted a strategy of locating retail stores in high-traffic retail centers, primarily large shopping malls, to serve existing clients and to attract increased numbers of walk-in clients. Franklin Covey believes that higher costs associated with locating retail stores in these centers have been offset by increased sales from these locations. Franklin Covey’s retail stores, which average approximately 2,000 square feet, are stocked almost entirely with Franklin Covey products. The Company’s retail stores strategy focuses on providing exceptional client service at the point of sale. Franklin Covey believes this approach increases client satisfaction as well as the frequency and volume of purchases. At August 31, 2001, Franklin Covey had 164 domestic retail stores located in 37 states and the District of Columbia and 10 international stores.

        Franklin Covey attracts existing clients to its retail stores by informing them of store openings through direct mail advertising. The Company believes that its retail stores encourage walk–in traffic and impulse buying and that store clients are a source of participants for Franklin Covey’s public seminars. The stores have also provided the Company with an opportunity to assess client reaction to new product offerings and to test-market new products. Portions of Franklin Covey’s Productivity In The Digital Age training modules are taught within the stores. Some of the retail stores have been remodeled to accommodate small groups taking these modularized training programs.

        Franklin Covey believes that its retail stores have a high-end image consistent with its marketing strategy. Franklin Covey’s products are generally grouped in sections supporting the different sizes of the Franklin Planner. Products are attractively presented and displayed with an emphasis on integration of related products and accessories. Stores are staffed with a manager, an assistant manager and additional sales personnel as needed. Franklin Covey employees have been trained to use the original Franklin Planner, as well as its various electronic versions, enabling them to assist and advise clients in selection and use of the Company’s products. During peak periods, additional personnel are added to promote prompt and courteous client service.

         Catalog/e-Commerce.   Franklin Covey periodically mails catalogs to its clients, including a reference catalog, holiday catalog, catalogs timed to coincide with planner renewals and catalogs related to special events, such as store openings or new product offerings. Catalogs may be targeted to specific geographic areas or user groups as appropriate. Catalogs are typically printed in full color with an attractive selling presentation highlighting product benefits and features.

        During fiscal 2001, entered into a long-term contract with EDS to provide a large part of its customer relationship management (CRM) in servicing its Catalog and e-Commerce customers. Franklin Covey uses EDS to maintain a client service department which clients may call toll-free, 24 hours a day, Monday through Saturday, to inquire about a product or to place an order. Through a computerized order entry system, client representatives have access to client preferences, prior orders, billings, shipments and other information on a real-time basis. Each of the more than 350 customer service representatives has the authority to immediately solve any client service problem.

        The integrated CRM system provided by EDS allows orders from customers to be processed quickly through its warehousing and distribution systems. Client information stored within the order entry system is also used for additional purposes, including target marketing of specific products to existing clients and site selection for Company retail stores. Franklin Covey believes that its order entry system helps assure client satisfaction through both rapid delivery and accurate order shipment.

        Organizational Solutions Group.   Franklin Covey’s sales professionals market the Company’s training, consulting and measurement services to institutional clients and public seminar clients.

        Franklin Covey employs 135 sales professionals located in five major metropolitan areas throughout the United States who sell training services to institutional clients. Franklin Covey employs an additional 69 sales professionals outside of the United States in 8 countries. Sales professionals must have significant selling experience prior to employment by the Company and are trained and evaluated at Franklin Covey and in their respective sales territories during the first six months of employment. Sales professionals typically call upon persons responsible for corporate employee training, such as corporate training directors or human resource officers. Sales professionals work closely with training consultants in their territories to schedule and tailor seminars and workshops to meet specific objectives of institutional clients.

        Franklin Covey also employs 101 training consultants throughout the United States who present institutional and public seminars in their respective territories and an additional 43 training consultants outside of the United States. Training consultants work with sales professionals and institutional clients to incorporate a client’s goals, policies and objectives in seminars and present ways that employee goals may be aligned with those of the institution.

        Public seminars are planned, implemented and coordinated with training consultants by a staff of marketing and administrative personnel at the Company’s corporate offices. These seminars provide training for the general public and are also used as a marketing tool for attracting corporate and other institutional clients. Corporate training directors are often invited to attend public seminars to preview the seminar content prior to engaging Franklin Covey to train in-house employees. Smaller institutional clients often enroll their employees in public seminars when a private seminar is not cost effective. In the public seminars, attendees are also invited to provide names of potential persons and companies who may be interested in Franklin Covey’s seminars and products. These referrals are generally used as prospects for Franklin Covey’s sales professionals.

        Educational Sales.   The Company markets through its Premier Agendas division agendas to schools and school districts in order to help teachers and students enhance the learning process. Premier sold more than 20 million agendas in fiscal 2001, mostly in the United States and Canada. An agenda consists of a wire-bound notebook with dated pages to help the student keep track of assignments and due dates, and to encourage regular communication among the student, the parents and the teacher. Most agendas are customized to include the individual school’s rules, regulations, administrators and scheduled events. Franklin Covey also markets through its Education division its Student Achievement Workshop. Based on upon the 7 Habits of Highly Effective Teens book, it helps to teach students, teachers, and parents better studying skills, learning habits, and interpersonal development. In November 2001, the Company signed an agreement to sell the stock of Premier Agendas to School Specialty for approximately $165 million. Pursuant to a license from Franklin Covey, Premier will continue to expose over 20 million K-12 students to Franklin Covey’s world-renowned 7 Habits content. In addition, School Specialty will feature select Franklin Covey products in its catalogs. Franklin Covey will retain its educator leadership and effectiveness training portion of Premier’s business. The transaction is subject to regulatory approval and other customary closing conditions. The Company expects the sale to be completed during the second quarter of fiscal year 2002.

        International Sales.   The Company provides products, training and printing services internationally through Company-owned and licensed operations. Franklin Covey has Company-owned operations and offices in Australia, Brazil, Belgium, Canada, Japan, Mexico and the United Kingdom. Mainland Europe is represented by an affiliate and agent network. The Company also has licensed operations in Bermuda, Indonesia, Ireland, Korea, Malaysia, India, Egypt, Lebanon, Saudi Arabia, Turkey, UAE, Israel, Estonia, Nigeria, Philippines, Singapore, China, Hong Kong, Taiwan, Thailand, South Africa, Chile, Panama, Argentina, Colombia, Uruguay, Bahamas, Ecuador, Puerto Rico, Venezuela and Trinidad/Tobago. Franklin Covey operates retail operations in Australia, Canada, Japan, Hong Kong, Singapore, Taiwan and Mexico. Franklin Covey’s seven most popular books, The 7 Habits of Highly Effective People, Principle–Centered Leadership, The 10 Natural Laws of Time and Life Management, First Things First, The Power Principle, The 7 Habits of Highly Effective Families and The 7 Habits of Highly Effective Teens are currently published in multiple languages.

        The international operations of the Company generated $51.9 million in revenue in the year ended August 31, 2001. After grossing up royalties from licensed operations to their actual sales level, total sales generated in the international operations were $71.7 million.

        Other Channels.   TheCompany has an alliance with the At-A-Glance group to sell its products through the contract stationer channel. At-A-Glance wholesales other products to contract stationer businesses such as Boise Cascade, Office Express and Staples, which in turn sell office products through catalog order entry systems to businesses and organizations. The Company signed an agreement to have At-A-Glance represent a selected Franklin Planner product line through this office products channel. The Company believes that additional revenues have more than offset the anticipated lower margins from selling product through this channel. Through the acquisition of Publishers Press in December 1994, Franklin Covey acquired greater control over printing of the materials for the Franklin Planner and of other related products. Effective February 28, 2000, the Company sold the commercial printing services of Publishers Press while maintaining its in-house printing capabilities. Publishers Press provided book and commercial printing to clients in the western United States. The commercial printing operations accounted for $17.7 million of other sales in fiscal year 2000 and no revenues during fiscal 2001.

Strategic Distribution Alliances

        Franklin Covey has pursued an aggressive strategy to create strategic alliances with innovative and respected organizations in an effort to develop effective distribution of its products and services. The principal distribution alliances currently maintained by Franklin Covey are: Simon & Schuster and Saint Martin’s Press in publishing books for the Company; Wyncom to promote and facilitate Dr. Covey’s personal appearances and teleconferences; Nightingale–Conant to market and distribute audio and video tapes of the Company’s book titles; At-A-Glance to market and distribute selected Franklin Planners and accessories through catalog office supply channels; Franklin Covey Coaching, LLC, a partnership with American Marketing Systems to deliver personal coaching to clients; and PALM® Computing to serve as the official training organization for their PALM® Computing products.

         In fiscal 2001, Franklin Covey and EDS signed a joint go-to-market strategy agreement. In the agreement Franklin Covey and EDS will develop, co-brand and market online versions of Franklin Covey’s learning and performance solutions, including The 7 Habits of Highly Effective People® and the Franklin Covey Planning System® for time and information management, to their respective clients. This joint go-to-market strategy will provide new, innovative ways for Franklin Covey and EDS clients to access Franklin Covey’s learning and performance intellectual property, and will increase accessibility to this capital through EDS’ Digital Learning technology, hosting and learning management offerings.

Clients

        Franklin Covey has developed a broad base of institutional and individual clients. The Company has more than 8,000 institutional clients consisting of corporations, governmental agencies, educational institutions and other organizations. The Company believes its products, workshops and seminars encourage strong client loyalty. Employees in each of Franklin Covey’s distribution channels focus on providing timely and courteous responses to client requests and inquiries. Institutional clients may choose to receive assistance in designing and developing customized forms, tabs, pagefinders and binders necessary to satisfy specific needs.

Competition

         Training.   Competition in the performance skills organizational training and education industry is highly fragmented with few large competitors. Franklin Covey estimates that the industry represents more than $6 billion in annual revenues and that the largest traditional organizational training firms have sales in the $200 million range. Based upon Franklin Covey’s fiscal 2001 domestic training and education sales of approximately $228 million, the Company believes it is a leading competitor in the organizational training and education market. Other significant competitors in the training market are Development Dimensions International, Achieve Global (formerly Zenger Miller), Organizational Dynamics Inc., Provant, Forum Corporation, EPS Solutions and the Center for Creative Leadership.

         Consulting.   Franklin Covey’s PCOC change management methodology, which it initiated in 1996, is directly linked to organization and cultural change. Effective change is achieved through creating a principle-centered foundation within an organization and by aligning systems and structures with that foundation. Franklin Covey believes its approach to organization and cultural change is distinguishable from the approach taken by more traditional change management and re-engineering firms, as Franklin Covey’s approach complements, rather than competes with, the offerings of such firms.

         Products.   The paper-based time management and personal organization products market is intensely competitive and subject to rapid change. Franklin Covey competes directly with other companies that manufacture and market calendars, planners, personal organizers, appointment books, diaries and related products through retail, mail order and other direct sales channels. In this market, several competitors have widespread name recognition. The Company believes its principal competitors include DayTimer, At–A–Glance and Day Runner. Franklin Covey also competes, to a lesser extent, with companies that market substitutes for paper-based products, such as electronic organizers, software PIMs and hand-held computers. The Company’s Franklin Planner Software competes directly with numerous other PIMs. Many of Franklin Covey’s competitors have significant marketing, product development, financial and other resources. An emerging potential source of competition is the appearance of calendars and event-planning services available at no charge on the Web. There is no indication that the current level of features has proven to be attractive to the traditional planner customer as a stand-alone service, but as these products evolve and improve, they are likely to pose a competitive threat. In response, Franklin Covey intends to combine online planning services with PALM® Computing and Compaq’s® iPAQ™ Pocket PC, Software, web-based and paper planners to provide a competitive, complete planning solution to its clients.

        Given the relative ease of entry in Franklin Covey’s product markets, the number of competitors could increase, many of whom may imitate the Company’s methods of distribution, products and seminars, or offer similar products and seminars at lower prices. Some of these companies may have greater financial and other resources than the Company. Franklin Covey believes that the Franklin Planner and related products compete primarily on the basis of user appeal, client loyalty, design, product breadth, quality, price, functionality and client service. Franklin Covey also believes that the Franklin Planner has obtained market acceptance primarily as a result of the concepts embodied in its Franklin Planner, the high quality of materials, innovative design, the Company’s attention to client service, and the strong loyalty and referrals of its existing clients. Franklin Covey believes that its integration of training services with products has become a competitive advantage. Moreover, management believes that the Company is a market leader in the United States among a small number of integrated providers of time management products and services. Increased competition from existing and future competitors could, however, have a material adverse effect on the Company’s sales and profitability.

Manufacturing and Distribution

        The manufacturing operations of Franklin Covey consist primarily of printing, collating, assembling and packaging components used in connection with the Franklin Covey product line. Franklin Covey operates its central manufacturing services out of Salt Lake City. At that location, the Company prints and packages its products for its worldwide customers. The Company has also developed partner printers, both domestically and internationally, who can meet the Company’s quality standards, thereby facilitating efficient delivery of product in a global market. The Company believes this has positioned it for greater flexibility and growth capacity. Automated production, assembly and material handling equipment are used in the manufacturing process to ensure consistent quality of production materials and to control costs and maintain efficiencies. By operating in this fashion, Franklin Covey has gained greater control of production costs, schedules and quality control of printed materials.

        During fiscal 2001, Franklin Covey entered into a long-term contract with EDS to provide warehousing and distribution services of the Company’s product line. EDS maintains a facility at the Company’s headquarters as well as numerous other locations throughout the world.

        Binders used for Franklin Covey’s products are produced from either leather, simulated leather, tapestry or vinyl materials. These binders are produced by multiple and alternative product suppliers. Franklin Covey believes it enjoys good relations with its suppliers and vendors and does not anticipate any difficulty in obtaining the required binders and materials needed in its business. The Company has implemented special procedures to ensure a high standard of quality for its binders, most of which are manufactured by suppliers in the United States, Europe, Canada, Korea, Mexico and China.

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

Trademarks, Copyrights and Intellectual Property

        Franklin Covey seeks to protect its intellectual property through a combination of trademarks, copyrights and confidentiality agreements. The Company claims rights for more 120 trademarks in the United States and has obtained registration in the United States and many foreign countries for many of its trademarks, including Franklin Covey, The 7 Habits of Highly Effective People, Principle–Centered Leadership, What Matters Most, Franklin Planner, Writing Advantage, and The Seven Habits. Franklin Covey considers its trademarks and other proprietary rights to be important and material to its business. Each of the marks set forth in italics above is a registered mark or a mark for which protection is claimed.

        Franklin Covey owns all copyrights on its planners, books, manuals, text and other printed information provided in its training seminars, the programs contained within Franklin Planner Software and its instructional materials, and its software and electronic products, including audiotapes and videotapes. Franklin Covey licenses rather than sells all facilitator workbooks and other seminar and training materials in order to limit its distribution and use. Franklin Covey places trademark and copyright notices on its instructional, marketing and advertising materials. In order to maintain the proprietary nature of its product information, Franklin Covey enters into written confidentiality agreements with certain executives, product developers, sales professionals, training consultants, other employees and licensees. Although Franklin Covey believes its protective measures with respect to its proprietary rights are important, there can be no assurance that such measures will provide significant protection from competitors.

Employees

        As of August 31, 2001, Franklin Covey had 3,247 full and part–time associates, including 1,277 in sales, marketing and training; 1,326 in customer service and retail; 452 in production operations and distribution; and 192 in administration and support staff. During fiscal 2001, the Company outsourced a significant part of its information technology services, customer service, distribution and warehousing operations to EDS. A number of the Company’s employees involved in these operations are now employed by EDS to provide those services to Franklin Covey. Additionally, the associates of Franklin Covey Coaching, LLC are not included in the associate numbers. None of Franklin Covey’s associates are represented by a union or other collective bargaining group. Management believes that its relations with its associates are good. Franklin Covey does not currently foresee a shortage in qualified personnel needed to operate the Company’s business.

Item 2.   Properties

         Franklin Covey’s principal business operations and executive offices are located in Salt Lake City, Utah and Provo, Utah. The Company’s Salt Lake City facilities currently consist of six Company owned and occupied buildings containing approximately 380,000 square feet and are subject to mortgages of $0.9 million as of August 31, 2001. The Company is also leasing 140,000 square feet near its Salt Lake City Campus for warehousing and additional office space. These leases expire in 2003 and 2016. The Company currently owns one building containing approximately 80,000 square feet for manufacturing that is leased to an external party. During the fourth quarter of fiscal 2001, the Company sold two buildings on its Salt Lake City campus that were used for warehousing and distribution operations as part of its outsourcing agreement with EDS.

         The Company’s Provo, Utah operations consisted of four buildings located within a fifteen-mile area. As part of its restructuring plan, the Company exited its leased office space located in two of the Provo buildings, totaling approximately 119,000 square feet, during fiscal 2000. The Company entered into a sublease agreement for the majority of the remaining life of the Company’s lease obligation on the office space. The sublease agreement specifies base rental rates and requires the subleasee to pay all direct costs incurred by the company, including taxes and maintenance. The Company occupies all or a portion of the remaining two buildings located in Provo, with total leased space of approximately 60,000 square feet as of August 31, 2001. These three buildings house a call center and additional office space used by certain divisions of the company. Lease contracts on the Provo buildings terminate intermittently through the year 2009. Also in connection with its restructuring plan, the Company has moved its sales and marketing functions for the training and consulting business from the Provo facilities to eight leased regional sales offices located in New York, Chicago, Los Angeles, San Francisco, Columbus, Dallas, Atlanta, and Washington, D.C.

         Franklin Covey also currently operates 164 retail stores currently under operating leases, with remaining terms of up to eleven years. Certain of these store leases include provisions for contingent rentals based on a percentage of sales.

         In addition, the Company maintains sales, administrative and/or warehouse facilities in or near Salt Lake City; Phoenix; Atlanta; Dallas; Washington, D.C.; and Bellingham, Washington. The Company also has foreign offices and facilities located in Cambridge, Calgary, Ottawa, Tokyo, London, Brussels, Toronto, Vancouver, Montreal, Sydney, Brisbane, Mexico City, Guadalajara, Monterrey, and Sao Paulo. The Toronto office is company owned and subject to a mortgage of $0.9 million at August 31, 2001. All other international offices are subject to operating leases that expire intermittently through the year 2006.

Item 3.    Legal Proceedings

         The Company is not a party to, nor is any of its property subject to, any material pending legal proceedings, nor are any such proceedings known to the Company to be contemplated.

Item 4.    Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended August 31, 2001.

PART II

Item 5.    Market for the Registrant's Common Stock and Related Shareholder Matters

        The Company’s common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “FC.” The following table sets forth, for the periods indicated, the high and low sale prices for the Company’s common stock, as reported on the NYSE Composite Tape, for the fiscal years ended August 31, 2001 and 2000, respectively.

High	Low
Fiscal Year Ended August 31, 2001:
Fourth Quarter	$ 7.06	$ 4.36
Third Quarter	8.75	6.16
Second Quarter	9.00	6.18
First Quarter	9.75	6.44

Fiscal Year Ended August 31, 2000:
Fourth Quarter	$ 8.25	$ 6.38
Third Quarter	11.19	6.88
Second Quarter	10.19	6.81
First Quarter	8.69	7.00

        The Company did not pay or declare dividends on its common stock during the fiscal years ended August 31, 2001 and 2000. The Company currently anticipates that it will retain all available funds to finance its future growth and business expansion. The Company does not presently intend to pay cash dividends in the foreseeable future.

        As of November 1, 2001, the Company had 19,881,531 shares of its common stock outstanding, held by approximately 350 shareholders of record.

Item 6.   Selected Financial Data

FINANCIAL HIGHLIGHTS

August 31,                              2001         2000         1999         1998        1997
                                       --------    ---------    ---------    ---------   ---------
In thousands, except per share data

INCOME STATEMENT DATA:
Sales ...........................   $ 525,333    $ 602,985    $ 571,596    $ 565,360   $ 448,544
Net Income (Loss)................     (11,083)      (4,409)      (8,772)      40,058      38,865
Income (Loss) Attributable to
   Common Shareholders ..........     (19,236)     (12,414)     (10,647)      40,058      38,865
Diluted Earnings Per Share ......       (0.95)       (0.61)       (0.51)        1.62        1.76

BALANCE SHEET DATA:
Total Assets ....................   $ 535,069    $ 592,479    $ 623,303    $ 597,277   $ 572,187
Long-Term Obligations ...........      93,271       65,790        6,543      126,413      94,144
Shareholders' Equity ............     309,882      374,053      378,434      341,654     355,405

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Franklin Covey Co. (the “Company”) provides integrated learning and performance solutions to organizations and individuals designed to increase productivity and improve skills for leadership, sales, communication, and other areas. Each solution set includes capabilities in training, consulting and assessment, and various application tools available in electronic or paper-based formats. The Company’s products and services are available through professional consulting services, public workshops, catalogs, retail stores, and the Internet at www.franklincovey.com and www.franklinplanner.com. The Company’s best known products include the Franklin PlannerTM and the best-selling book, The 7 Habits of Highly Effective People.

        The following is a summary of recent business acquisitions and divestitures by the Company:

        On November 13, 2001, the Company signed a definitive agreement to sell Premier Agendas (“Premier”), a wholly owned subsidiary that provides productivity and learning solutions to the educational industry. The sales price is $152.5 million in cash. In addition, the Company will retain approximately $13.0 million of Premier’s working capital. The transaction is subject to regulatory approval and other customary closing conditions. The Company expects to recognize a gain from the sale of Premier and anticipates that the sale will be completed during the second quarter of fiscal 2002.

        During April 2001, the Company purchased the Project Consulting Group for $1.5 million in cash. The Project Consulting Group provides project consulting, project management, and project methodology training services.

        Effective September 1, 2000, the Company entered into a joint venture with American Marketing Systems (“AMS”) to form Franklin Covey Coaching, LLC. Under terms of the joint venture agreement, the Company and AMS each own 50 percent of Franklin Covey Coaching, LLC and are equally represented in the management of the new company. The Company contributed substantially all of the assets of its personal coaching division to form Franklin Covey Coaching, LLC.

        In December 1999, the Company purchased a majority interest in “DayTracker.com,” an on-line provider of scheduling and calendar services. The total purchase price was $11.0 million in cash and notes payable. The acquired web site and its on-line scheduling and organizational services can be accessed on the Internet at www.franklinplanner.com.

        During September 1999, the Company acquired the assets of the Professional Resources Organization (the Jack Phillips Group) for $1.5 million in cash. The Professional Resources Organization is a leading measurement assessment firm specializing in measuring the impact and return on investment of training and consulting programs.

        In January 1999, the Company acquired the assets of Khalsa Associates for $2.7 million in cash. Khalsa Associates is a leading provider of sales training seminars and products.

Results of Operations

         The following table sets forth consolidated statement of operations data and other selected operating data expressed as percentages of total sales:

YEAR ENDED
AUGUST 31,                     2001         2000        1999
--------------------------- ------------ ----------- -----------
Sales .....................    100.0%       100.0%      100.0%
Cost of sales .............     43.2         45.6        45.9
                            ------------ ----------- -----------
Gross margin ..............     56.8         54.4        54.1
                            ------------ ----------- -----------
Operating expenses:
Selling, general and
   administrative .........     49.5         44.1        40.6
Stock option purchase
   and relocation costs....                   1.9
Depreciation ..............      5.0          4.0         3.6
Amortization ..............      3.7          3.5         3.3
Restructuring costs........                  (0.8)        2.8
Loss on impaired  assets...                               3.0
                            ------------ ----------- -----------
Total operating expenses...     58.2         52.7        53.3
                            ------------ ----------- -----------
Income (loss) from
   operations .............     (1.4)         1.7         0.8
Equity in earnings of
   unconsolidated
   subsidiary .............      0.4
Interest income ...........      0.7          0.3         0.2
Interest expense ..........     (1.7)        (1.1)       (1.7)
                            ------------ ----------- -----------
Net interest expense ......     (1.0)        (0.8)       (1.5)
                            ------------ ----------- -----------
Income (loss) before
   provision for income
   taxes ..................     (2.0)         0.9        (0.7)
Provision for income
   taxes ..................      0.1          1.6         0.8
                            ------------ ----------- -----------
Net loss ..................     (2.1)        (0.7)       (1.5)
Preferred dividends .......     (1.6)        (1.4)       (0.4)
                            ------------ ----------- -----------
Loss attributable to
   common shareholders ....     (3.7)%       (2.1)%     (1.9)%
                            ============ =========== ===========

Sales Data:
Retail stores .............     28.9%        27.1%       24.6%
Catalog and eCommerce .....     17.2         18.3        17.9
OSG .......................     16.1         14.3        13.6
Educational ...............     17.3         14.2        12.4
International..............     10.0          8.4         8.8
Other......................     10.5         17.7        22.7

Fiscal 2001 Compared With Fiscal 2000

Sales

        In general, the Company’s sales were affected by the adoption of the Emerging Issues Task Force (“EITF”) Issue No. 00-10, which requires all shipping and handling costs to be recorded as sales. Previously, the Company recorded amounts billed to customers for shipping and handling as a component of cost of sales to offset the corresponding shipping and handling expense. All periods presented have been restated for enhanced comparability. The Company’s sales, by reportable segment, were as follows (in thousands):

YEAR ENDED AUGUST 31,         2001         2000        1999
------------------------- ----------- ------------ -----------
Retail stores ..........   $ 151,943   $ 163,305    $ 140,850
Catalog/eCommerce ......      90,450     110,543      102,335
OSG ....................      84,723      85,977       77,496
Educational ............      91,037      85,348       70,798
International ..........      51,851      50,870       50,611
Other ..................      55,329     106,942      129,506
                          ----------- ------------ -----------
                           $ 525,333   $ 602,985    $ 571,596
                          =========== ============ ===========

        Retail store sales decreased primarily due to reduced consumer traffic during fiscal 2001, combined with strong prior year sales of handheld electronic planning devices and related accessories. The Company attributes the decline in consumer traffic to deteriorating general economic conditions in the United States that began in late 2000, cannibalization of existing store sales by newly opened stores, and slowing demand for various handheld electronic planning devices and accessories. These factors combined to produce a 17 percent decrease in comparable store sales, which was partially offset by the addition of 29 new stores during fiscal 2001. The Company was operating 164 stores at August 31, 2001. Catalog/eCommerce sales declined primarily due to decreased call volume in the Company’s catalog operations. However, sales through the Company’s web site at www.franklincovey.com continued to increase compared to the prior year and partially offset decreased catalog sales. Sales through the Company’s Organizational Sales Group (“OSG”) decreased due to reduced on-site corporate leadership and productivity seminars, as well as reduced sales of associated training products. The Company attributes the decline in corporate seminars to economic conditions that appear to have adversely affected corporate training spending during fiscal 2001. Educational sales, which include the sales of Premier, increased primarily due to an increase in the number of schools that use Premier’s products and services. Premier, which provides productivity and leadership solutions to students, teachers, and others in the education market, records the majority of its sales during the Company’s fourth fiscal quarter. Increased international sales in Mexico and Europe were partially offset by decreases in Australia, Canada, New Zealand, and at various licensee operations. Other sales consist primarily of personal coaching, wholesale, government, and public seminar sales. Other sales decreased primarily due to the shift of personal coaching services to a joint venture, decreased wholesale sales, and decreased public seminar sales. As a result of the formation of the joint venture, the Company no longer recognizes the sales of the Personal Coaching division, but only recognizes its share of net income from the joint venture. Sales through the wholesale channel were adversely affected by decreased demand, primarily for paper-based products, from contract stationer and other related distributors. Public seminar sales declined due to an overall decline in the number of participants attending the Company’s public programs.

Gross Margin

        Gross margin consists of sales less cost of sales. The Company’s cost of sales includes materials used in the production of planners and related products, assembly and manufacturing labor costs, commissions of training consultants, direct costs of conducting seminars, freight, and certain other overhead costs. Gross margin may be affected by, among other things, prices of materials, labor rates, product mix, changes in product discount levels, production efficiency, training consultant commissions, and freight costs.

        During fiscal 2001, the Company’s gross margin improved to 56.8 percent, compared to 54.4 percent in the prior year. The Company’s gross margin improved primarily due to increased Premier sales, reduced inventory adjustments due to improved procedures, the sale of the commercial division of Publishers Press, and price increases on certain planner products and seminars. Premier sales, which have higher margins than many other products and services sold by the Company, increased as a percentage of total sales during fiscal 2001. The current year did not include sales and corresponding costs from the commercial printing division of Publishers Press, which was sold effective February 28, 2000. Commercial printing sales had significantly lower margins than the majority of the Company’s other products and services. Partially offsetting these factors was the formation of Franklin Covey Coaching, LLC, which reduced the Company’s overall gross margin due to financial reporting requirements that exclude the favorable gross margins of the personal coaching business from the Company’s financial statements.

Operating Expenses

        Selling, general and administrative (“SG&A”) expenses decreased by $6.2 million, net of stock option purchase and relocation costs in fiscal 2000, compared to the prior year. However, due to reduced sales volume, SG&A expenses increased as a percent of sales to 49.5 percent, compared to 44.1 percent in fiscal 2000. The decrease was primarily due to the formation of Franklin Covey Coaching, LLC, reduced catalog and related promotion costs, reduced associate costs, decreased international operating expenses, and cost reduction efforts in various areas of the Company. Due to accounting guidelines required by the formation of the Franklin Covey Coaching, LLC joint venture, the Company no longer includes the operating expenses of its Personal Coaching division, which totaled $10.8 million in fiscal 2000, in its consolidated results. During fiscal 2001, the Company reduced certain catalog and promotional expenses to improve the overall profitability of its catalog/eCommerce operation. Due to declining sales volumes experienced during fiscal 2001, the Company also implemented numerous cost saving initiatives in various operating areas of the Company. These initiatives were generally successful and the Company realized significant SG&A expense savings, especially in its third and fourth fiscal quarters. Partially offsetting these reductions were increased operating expenses resulting from the Company’s 29 retail stores that were opened during fiscal 2001 and increased operating expenses at Premier, which were necessary to support current and expected sales growth.

        During the fourth quarter of fiscal 2001, the Company entered into a long-term outsourcing agreement with Electronic Data Systems (“EDS”) to provide warehousing, distribution, information systems, and call center operations. Under the terms of the agreement, EDS will operate the Company’s primary call center, support the Company’s information systems, and provide warehousing and distribution services. Although the Company did not recognize significant cost savings during fiscal 2001 primarily due to one-time transition charges, the Company believes that the agreement with EDS will reduce operating costs for the outsourced operations over the life of the agreement. The outsourcing agreement with EDS expires in 2016.

        Depreciation expense increased by $2.0 million over the prior year primarily due to the addition of leasehold improvements and fixtures in new stores, the purchase of computer hardware and software, and the purchase of manufacturing equipment. Amortization charges decreased $1.3 million, primarily due to the contribution of personal coaching intangible assets to the newly formed Franklin Covey Coaching, LLC, joint venture.

Equity in Earnings of Unconsolidated Subsidiary

        Effective September 1, 2000, the Company entered into a joint venture agreement with AMS to form Franklin Covey Coaching, LLC. Each partner owns 50 percent of the joint venture and participates equally in its management. The Company accounts for its investment in Franklin Covey Coaching, LLC using the equity method of accounting and reports its share of the joint venture’s net income as equity in earnings of an unconsolidated subsidiary. The Company’s share of the joint venture’s earnings totaled $2.1 million during fiscal 2001.

Interest Income and Expense

        In general, interest income and expense was affected by Company performance during fiscal 2001, which resulted in higher debt balances and lower cash balances. In addition, interest expense increased due to larger debt balances resulting from the Company’s new line of credit agreement signed during the fourth quarter of fiscal 2001. The new line of credit agreement included the management stock loan participant’s debt, which was previously guaranteed by the Company. As a result, the Company paid interest to the bank on amounts borrowed to acquire the loans. Interest is not due from the participants of the management stock loan program until the loans mature in March 2005. Accordingly, the Company recognized $2.5 million of additional interest income, which is recorded as a receivable from the loan participants.

Income Taxes

        The Company’s effective income tax rate continues to be adversely affected by non-deductible goodwill amortization, the effect of foreign losses, and the magnified effects of other non-deductible items resulting from decreased taxable income. Amortization of goodwill primarily resulting from the merger with Covey Leadership Center and other acquisitions was not deductible for income tax purposes and had an adverse effect on the Company’s effective tax rate.

Preferred Stock Dividends

        Preferred stock dividends increased over the prior year due to the issuance of additional shares of preferred stock as payment for accrued dividends. The Company may, at its option, pay accrued dividends with cash or additional shares of preferred stock until July 1, 2002. Subsequent to that date, preferred stock dividends must be paid in cash.

Fiscal 2000 Compared With Fiscal 1999

Sales

        Retail store sales increased due to a 13 percent increase in comparable store sales and the opening of 10 new stores during fiscal 2000. At August 31, 2000, the Company was operating 135 stores compared to 125 stores at August 31, 1999. Comparable store sales growth during fiscal 2000 was primarily fueled by increased sales of handheld electronic planning and organizational devices, as well as sales of related accessories. Although catalog/eCommerce sales increased compared to the prior year, the Company’s catalog operation continued to be adversely affected by increased Internet (or eCommerce) sales, which the Company attributed to general changes in consumer buying preferences. Sales through the Company’s web site at www.franklincovey.com were also favorably affected by special promotions advertised in the Company’s catalogs and on its web site as well as by ongoing improvements to the Company’s electronic commerce infrastructure. OSG sales increased primarily due to improved sales effectiveness and leadership training sales. Increased sales effectiveness revenue was due to new contracts and increased demand for seminars taught by Khalsa Associates, which was acquired by the Company during fiscal 1999. Increased leadership program sales were primarily due to improved organizational sales, especially for custom programs, and related business development program sales. During fiscal 2000, training sales in general were adversely affected by the relocation and transition of certain sales associates to new regional sales offices. Educational sales increased due to a 20 percent increase in sales from Premier. International sales increased in Canada, Mexico, and Brazil and were offset by decreased sales in Australia, Japan, the Middle East, and New Zealand. Other sales, which consist primarily of personal coaching, commercial printing and tabbing operations, wholesale, government, and public seminar sales, decreased $22.5 million compared to fiscal 1999. The decrease was primarily due to the sale of the commercial printing division of Publishers Press, which was effective February 28, 2000. Additionally, personal coaching sales declined due to reduced demand for coaching services from one of its major customers. Government sales continued to be adversely affected by uncertainties surrounding the potential closure of GSA depots and service centers. Public seminar sales also decreased due to reduced enrollment in the Company’s public seminar programs. Partially offsetting these decreases were increased wholesale sales primarily resulting from increased demand from existing sales and marketing agreements, the successful introduction of new products, and the addition of new marketing and distribution agreements.

Gross Margin

        Gross margin was 54.4 percent of sales compared to 54.1 percent in fiscal 1999. The Company’s gross margin improved primarily due to product write-offs related to the restructuring plan that were expensed in fiscal 1999, and to new inventory procurement and management procedures, which reduced the amount of product write-offs during fiscal 2000. Partially offsetting these improvements were the adverse effects of product mix changes, decreased sales of certain training programs and increased wholesale channel sales. During fiscal 1999, the Company began a restructuring plan that examined all aspects of the business. In connection with this review, certain products and curricula were discontinued. Additionally, the Company actively sought to optimize inventory levels through improved policies and procedures. These improved procedures had a favorable effect on the Company’s gross margin during fiscal 2000. Partially offsetting these improvements were significantly increased sales of handheld electronic planning devices during fiscal 2000. Although increased demand for handheld electronic devices favorably affected sales performance, these electronic devices have gross margins that are lower than the majority of the Company’s other products and services. In addition, decreased sales of higher margin training program revenues, primarily productivity programs and personal coaching, also adversely affected the Company’s gross margin. Increased sales through wholesale channels continued to unfavorably affect the Company’s gross margin through contracted pricing terms that produced increased sales volume, but at lower margins.

Operating Expenses

        Selling, general and administrative expenses increased $34.0 million to 44.1 percent of sales compared to 40.6 percent of sales during fiscal 1999. Increased SG&A expenses were primarily due to ongoing development of electronic-based products and services, electronic commerce channels, spending to support expected growth in the Premier business, newly acquired businesses, increased promotional expenses, the addition of 10 new retail stores, and increased consulting costs associated with projects related to the Company’s restructuring plan. The increases were partially offset by a decrease in core employee costs as a result of headcount reduction efforts. Throughout fiscal 2000, the Company aggressively invested in the development and marketing of new electronic-based products, online training programs, and various application tools. Due to the significant increase in handheld electronic devices and related accessories, the Company increased its customer support services for these products. Additionally, the Company continued to invest in improvements to its electronic commerce infrastructure to meet changing consumer preferences and committed significant resources to the development of its Internet web site and other online products and services, such as www.franklinplanner.com. Premier, which develops and produces planners and other solutions for the educational market, increased its SG&A spending as a result of a new regional office and additional headcount deemed necessary to support expected growth. The purchases of the Professional Resources Organization and DayTracker.com, which were acquired during fiscal 2000, also resulted in increased total SG&A expenses compared to the prior year. The Company also increased its promotional spending, primarily for catalogs and direct mailings, to advertise new products and to improve public program sales. As part of the Company’s restructuring plan, consultants were engaged to assist the Company with projects such as improving brand recognition, improving accounts receivable collections, and expanding European operations.

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

Stock Option Purchase and Relocation Costs

        During fiscal 2000, the Company expensed $11.2 million of additional costs primarily to reacquire outstanding stock options and to relocate the majority of its sales associates to new regional offices. In an effort to reduce the potentially dilutive effect of outstanding options on the Company’s capital structure, the Company actively sought to reacquire outstanding stock options from both current and former employees. The majority of option purchase costs were incurred in connection with a tender offer made by the Company during its third fiscal quarter to purchase all outstanding options with an exercise price of $12.25 or higher. As a result of the tender offer and previous purchases of option shares, the Company acquired 3,294,476 options for a total cost of $8.7 million. The remaining $2.5 million was spent primarily to relocate certain sales associates to new regional offices. At August 31, 2000, all regional sales offices were operating. The associated costs were included as a separate expense component in the accompanying consolidated statement of operations for the fiscal year ended August 31, 2000.

Restructuring

        During the fourth quarter of fiscal 1999, the Company’s Board of Directors approved a plan to restructure the Company’s operations, reduce its workforce and formally exit the majority of its leased office space located in Provo, Utah. These changes were intended to align the Company’s products, services, and channels in a manner that focused Company resources on providing integrated learning and performance solutions to both individuals and organizations. The restructuring was also intended to lay strategic, operational, organizational, and financial foundations for profitable growth. In connection with the restructuring plan, the Company recorded a restructuring charge of $16.3 million, which was included in the Company’s statement of operations for the fiscal year ended August 31, 1999. Included in the restructuring charge were costs to provide severance and related benefits to former employees, as well as costs to formally exit the leased office space. The restructuring plan was substantially completed during fiscal 2000.

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

        Also included in the restructuring provision was a charge to exit the majority of the Company’s leased office space in Provo, Utah. These facilities contained sales, marketing, and other functions primarily aligned with training and education sales. Before exiting the lease, sales and other sales support functions located in Provo were moved to regional offices located in New York, Chicago, Los Angeles, San Francisco, Columbus, Dallas, Atlanta, and Washington, D.C. The Company anticipated the costs to exit the facilities and sublease the space to be approximately $4.6 million. During fiscal 2000, the office space was subleased and the exit accrual was reduced by $0.4 million to reflect favorable building transition costs. The remaining building exit accrual at August 31, 2000 represents the difference between base rental charges and the offsetting expected sublease revenue receipts. The remaining accrual is expected to be sufficient to complete the building exit plan.

Interest Expense

        Interest expense decreased $3.7 million primarily due to lower long-term debt balances during fiscal 2000. Long-term debt decreased due to the retirement of $85.0 million of notes payable during October 1999. The notes payable were retired using existing cash balances and the Company’s expanded lines of credit.

Income Taxes

        The Company’s effective income tax rate was adversely affected by non-deductible goodwill amortization, the effect of foreign losses, and the magnified effects of certain other non-deductible items resulting from decreased taxable income. Amortization of goodwill primarily generated from the merger with Covey Leadership Center and certain other acquisitions is not deductible for income tax purposes and had an adverse effect on the Company’s effective tax rate. During fiscal 2000, the effect of foreign losses was primarily comprised of losses sustained in Japan, Australia, and New Zealand for which no offsetting tax benefit could be recognized due to uncertain future taxable income to offset such losses.

Preferred Stock Dividends

        In connection with the issuance of 750,000 shares of preferred stock in the fourth quarter of fiscal 1999, the Company completed a subscription offering for up to an additional 750,000 shares of preferred stock during fiscal 2000. The subscription offering closed during the Company’s second quarter of fiscal 2000 with 42,338 shares purchased under terms of the offering. The increase in preferred stock dividends during fiscal 2000 was due to the full-year impact of previously issued shares and the subscription offering that closed during fiscal 2000.

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

Quarterly Financial Information:

YEAR ENDED AUGUST 31, 2001
---------------------- ----------- ----------- ----------- ------------
                           Q1          Q2          Q3           Q4
---------------------- ----------- ----------- ----------- ------------
In thousands, except per share amounts

Sales ................ $ 129,121   $ 133,366    $  90,610    $172,236
Gross margin .........    77,614      74,407       49,671      96,881

Income (loss)before
   provision for
   income taxes ......     2,837      (1,715)     (26,522)     14,584
Net income (loss) ....     1,330        (804)     (14,587)      2,978
Preferred dividends ..     2,028       2,028        2,027       2,070
Income (loss)
   available to common
   shareholders....... $    (698)  $  (2,832)   $ (16,614)   $    908

Diluted income
   (loss) per share .. $    (.03)  $    (.14)   $    (.84)   $    .05

YEAR ENDED AUGUST 31, 2000
---------------------- ----------- ----------- ----------- ----------
                           Q1          Q2         Q3           Q4
---------------------- ----------- ----------- ----------- ----------
In thousands, except per share amounts

Sales ................ $ 148,879   $ 149,365   $  113,732   $191,009
Gross margin .........    85,053      83,098       57,710    101,997
Restructuring costs ..                               (402)    (4,544)
Stock option purchase
   and relocation
   costs .............       491       1,668        8,361        707
Income (loss) before
   provision for
   income taxes ......    13,093       5,430      (27,701)    14,731
Net income (loss) ....     7,188       2,819      (18,834)     4,418
Preferred dividends ..     1,914       2,036        2,028      2,027
Income (loss)available
   to common
   shareholders....... $   5,274   $     783   $  (20,862)  $  2,391

Diluted income (loss)
   per share ......... $     .26   $     .04   $    (1.02)  $   .12

        The Company’s quarterly results of operations reflect seasonal trends that are primarily the result of customers who renew their Franklin Planners on a calendar year basis. OSG sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled during holiday and vacation periods. Educational sales are primarily affected by the timing of Premier’s sales, which occur nearly exclusively in the Company’s fourth fiscal quarter. The seasonal nature of the Company’s operations has historically resulted in higher sales and significantly higher operating margins during the first, second, and fourth quarters, with declines in sales and income occurring during the third quarter of each fiscal year.

        During fiscal 2000, the Company incurred and expensed $11.2 million for other costs related to its restructuring plan that were not specific to severance or leased office space exit costs. These costs were primarily comprised of charges resulting from a stock option tender offer and other purchases of outstanding stock options, and to relocate sales associates to new regional sales offices. These costs have been classified as a separate component of operating expenses. In an effort to reduce the potentially dilutive effect of stock options on the Company’s capital structure, the Company was actively engaged in purchasing stock options from current and former employees. As part of this strategy, the Company filed a tender offer statement with the SEC that closed during the Company’s third quarter of fiscal 2000. Under terms of the offer, the Company paid cash for the outstanding option shares, which were priced using a market value methodology. As a result of the tender offer and previous purchases of option shares, the Company reacquired 3,294,476 option shares for $8.7 million in cash. The remaining $2.5 million was primarily used to relocate the Company’s sales force to eight new regional offices that were opened during fiscal 2000.

        Quarterly fluctuations may also be affected by other factors including the sale of business units, the addition of new institutional customers, the introduction of new products, the timing of large institutional orders, and the opening of new retail stores.

Liquidity and Capital Resources

         Historically, the Company’s primary sources of capital have been net cash provided by operating activities, long-term borrowing, and line-of-credit financing. Working capital requirements have also been financed through short-term borrowing and line-of-credit financing. In addition to these sources, the Company issued preferred stock to a private investor and to existing shareholders through a subscription offering that closed during fiscal 2000. The preferred stock issued to shareholders was substantially identical to the preferred shares previously issued to the private investor. Net proceeds from the subscription offering were $4.1 million.

        Net cash provided by operating activities during fiscal 2001 was $35.7 million compared to $50.6 million in fiscal 2000. Adjustments to net loss in fiscal 2001 included $47.9 million of depreciation and amortization charges. The Company also received $3.4 million of cash from its investment in Franklin Covey Coaching, LLC, an unconsolidated joint venture operation. In addition, the Company paid $2.2 million of interest on amounts borrowed to acquire the management loan program notes. Interest is not due from the participants of the management stock loan program until the loans mature in March 2005. The primary sources of cash from operations were the collection of accounts receivable and reduced inventories. The Company has improved various policies and procedures related to the collection of accounts receivable and has been able to reduce its receivable balance in spite of continued fourth quarter sales growth at Premier. The Company also continues to pursue optimal inventory levels, which have been reduced due to improved inventory procedures and decreased sales levels during fiscal 2001. The primary uses of cash in fiscal 2001 were payments on accounts payable and accrued liabilities in the normal course of business, and for items related to the Company’s restructuring plan, including severance benefits. For the fiscal year ended August 31, 2000, adjustments to net loss included $48.8 million of amortization and depreciation. The primary sources of cash from operations during fiscal 2000 were collection of accounts receivable and reduced inventory balances. In addition, the Company utilized certain income tax benefits and various tax strategies to minimize required income tax payments throughout the year, which resulted in a net cash benefit to the Company. The primary uses of cash for operations included payments for severance and building exit costs related to the Company’s restructuring plan and for stock options that were purchased by the Company.

        Net cash used for investing activities during fiscal years 2001 and 2000 was $16.4 million and $38.9 million, respectively. During fiscal 2001, the Company spent $27.0 million on purchases of property and equipment. These capital expenditures were used primarily for leasehold improvements and fixtures in new and remodeled retail stores and to purchase computer hardware and software. Partially offsetting these cash outflows for new property and equipment was the sale of the Company’s warehouse and distribution facilities located in Salt Lake City, Utah, which were sold for net cash proceeds of $15.1 million. These facilities were sold in connection with the Company’s warehousing and distribution outsourcing agreement, which was completed during the fourth quarter of fiscal 2001. For the year ended August 31, 2000, the Company used $24.5 million of cash to purchase computer hardware and software, manufacturing equipment, leasehold improvements, and other property and equipment. The Company also used $16.3 million to pay contingent earnout payments to the former owners of Premier and personal coaching. In addition, the operations of Professional Resources Organization and Daytracker.com were acquired during fiscal 2000 for $4.5 million in cash. The Company also sold the assets of the commercial division of Publishers Press, a printing services subsidiary, for $11.0 million in cash and a $2.4 million secured note receivable. Net cash proceeds to the Company from the sale totaled $6.4 million.

        Net cash used for financing activities during fiscal 2001 was $25.0 million, compared to $18.0 million in fiscal 2000. The primary uses of cash for financing activities during fiscal 2001 included the reduction of short-term line-of-credit borrowing by $8.1 million, purchases of treasury stock totaling $7.5 million, and payment of preferred stock dividends for $6.1 million. During fiscal 2000, the primary source and use of cash was related to the expansion of the Company’s line of credit and the retirement of certain notes payable. At August 31, 1999, the Company had $85.0 million of senior unsecured notes payable (the “Notes Payable”) outstanding. The Notes Payable required the Company to maintain certain financial ratios and net worth levels until the Notes Payable were paid in full. Due to restructuring charges in the fourth quarter of fiscal 1999, the Company was not in compliance with the terms of the Notes Payable. The Company did not obtain a waiver of the terms of the Notes Payable, and during the first quarter of fiscal 2000, the Notes Payable were retired at par plus accrued interest. The Company used existing cash and its lines of credit to retire the Notes Payable. Also during the first quarter of fiscal 2000, the Company obtained a new line of credit from existing lenders that maintained the Company’s short-term line of credit, but expanded its long-term line of credit. During fiscal 2000, the Company also purchased $5.5 million of its common stock for treasury and paid $6.0 million for preferred stock dividends.

        During the fourth quarter of fiscal 2001, the Company entered into a new credit agreement with its lenders. The new credit agreement is comprised of a $69.0 million term loan and a $45.6 million revolving credit facility, which expires in May 2004. Combined with an existing $17.0 million line of credit facility that expires in December 2001, the Company had lines of credit available for working capital needs totaling $62.6 million, of which $17.3 million was available at August 31, 2001.

        The line of credit agreements require the Company to maintain certain financial ratios and working capital levels, excluding the impact of loan loss reserves on the management stock loan program that were recorded during fiscal 2001. As of August 31, 2001, the Company was in compliance with the terms of the line of credit agreements. However, based upon operating results recorded during the first two months of the first quarter of fiscal 2002, the Company expects to not be in compliance with the terms of the line of credit agreements at the end of the first quarter of fiscal 2002. In addition, the long-term credit facility is subject to a borrowing base calculation that determines the available borrowing amount. At August 31, 2001, the borrowing base calculation did not limit the amount available to the Company.

        On November 13, 2001, the Company signed a definitive agreement to sell Premier Agendas for $152.5 million in cash. In addition, the Company will retain approximately $13.0 million of Premier’s working capital. The final purchase price is based upon actual balances at the closing date, which is expected to be during December 2001. The Company anticipates utilizing the majority of the proceeds of the sale to pay the term loan and revolving line of credit in full, settle the $4.6 million interest rate swap liability, and to fund a tender offer for shares of the Company’s common stock. Although a definitive agreement has been signed for the sale of Premier, there can be no assurance that the sale will be completed for the disclosed price and during the expected timeframe.

        During fiscal 2000, the Company implemented an incentive-based compensation program that included a loan program from external lenders to certain management personnel for the purpose of purchasing shares of the Company’s common stock. The program gave management of the Company the opportunity to purchase shares of the Company’s common stock on the open market, and from shares purchased by the Company, by borrowing on a full-recourse basis from the external lenders. The loan program closed during fiscal 2001 with 3,825,000 shares purchased for a total cost of $33.6 million. The loans and accrued interest are due in March 2005. As part of the credit agreement obtained in fiscal 2001 (described above), the Company recorded the notes receivable from participants of the program as a component of shareholders’ equity in its August 31, 2001 consolidated balance sheet. Under terms of the new credit agreement, the Company will now be the lender on these full-recourse notes from the participants of the loan program. The corresponding liability was included as a component of the term loan payable in the Company’s new credit agreement. At August 31, 2001, the participant loans exceeded the value of the common stock held by the participants by $18.9 million. All participants have agreed to repay the Company for any loss incurred on their loans. In fiscal 2001, the Company established a reserve on these notes by recording a non-cash charge of $1.1 million, which was included in the operating results of the Company for fiscal 2001.

        On November 26, 2001, the Company filed a tender offer statement with the Securities and Exchange Commission to purchase up to 7,333,333 shares of its common stock at a purchase price of $6.00 per share. The tender offer is subject to the completion of the sale of Premier and subsequent retirement of the Company’s existing credit facilities as described above, as well as other customary conditions set forth in the tender offer statement.

        Going forward, the Company will continue to incur costs necessary for the development of online products, electronic commerce channels, strategic acquisitions and joint ventures, retail store growth and renovations, and other costs related to the growth of the business. Cash provided by operations, asset sales, available lines of credit, and other financing alternatives will be used for these expenditures. Management anticipates that its existing capital resources will be sufficient to enable the Company to maintain its current level of operations and its planned internal growth for the foreseeable future. The Company will also continue to pursue additional financing alternatives as it positions itself for future growth and capital requirements.

Regulatory Compliance

        The Company is registered in all states that have a sales tax and collects and remits sales or use tax on retail sales made through its stores and catalog sales. Compliance with environmental laws or regulations has not had a material effect on the Company’s operations. Inflation has not had a material effect on the Company’s operations. However, future inflation may have an impact on the price of materials used in planners and related products, including paper and leather materials. The Company may not be able to pass on such increased costs to its customers.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

        With the exception of historical information (information relating to the Company’s financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. Such uncertainties include, but are not limited to, unanticipated developments in any one or more of the following areas: the completion of the proposed sale of Premier, the integration of acquired or merged businesses, management of costs in connection with reduced revenues, unanticipated costs, delays or outcomes relating to the Company’s restructuring plans, availability of financing sources, dependence on products or services, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, pending and threatened litigation, and other risk factors which may be detailed from time to time in the Company’s press releases, reports to shareholders and in filings with the Securities and Exchange Commission (“SEC”).

        While the Company has a broad customer base, it is subject to variables over which it has no direct control such as innovations in competing products, the general transition from paper-based products to electronic or Internet based products, changing corporate policies on the part of the Company’s customers, and competition from others in the industry. In addition, the Company is subject to changes in costs of supplies necessary to produce its products and distribution of those products. The Company’s business is subject to seasonal variations and including international sales. Sales outside the United States potentially present additional risks such as political, social, and economic instability.

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

        These forward-looking statements are based on management’s expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results will differ and may differ materially from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in the Company’s filings with the SEC.

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk of Financial Instruments

        The principal risks to which the Company is exposed are fluctuations in foreign currency rates and interest rates. The Company utilizes certain derivative instruments to enhance its ability to manage risk. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into derivative instruments for speculative purposes, nor is the Company party to any leveraged derivative instrument.

Foreign Exchange Sensitivity

        Due to the nature of the Company’s global operations, the Company is involved in transactions that are denominated in currencies other than the U.S. dollar, which creates exposure to currency exchange rate risk. The Company utilizes a foreign currency forward contract to manage the volatility of certain intercompany transactions denominated in Japanese Yen. This forward contract did not meet specific hedge accounting requirements and corresponding gains and losses have been recorded as a component of current operations, which offset gains and losses on the underlying transaction. The notional amount of the Company’s foreign currency forward contract was $6.0 million at August 31, 2001.

Interest Rate Sensitivity

        The Company is exposed primarily to fluctuations in U.S. interest rates and as a result of its borrowing activities. The following table summarizes the Company’s debt obligations at August 31, 2001. For presentation purposes, the reported interest rates represent weighted average rates, with the period end rate used for variable rate debt obligations (dollars in thousands).

                                                          Maturity (Fiscal Year)
                          ---------- ----------- ----------- ----------- ----------- ------------
Debt                           2002        2003       2004        2005         2006    Thereafter
------------------------  ---------- ----------- ----------- ----------- ----------- ------------

Fixed rate .............   $  4,801   $    292    $    274    $     90    $     94    $  1,167
Average interest rate ..       8.00%      7.88%       7.91%       8.27%       8.32%       8.37%
------------------------  ---------- ----------- ----------- ----------- ----------- ------------

Variable rate ..........     18,243      8,023      45,576      33,000
Average interest rate ..       5.67%      6.29%       6.40%       6.29%
------------------------  ---------- ----------- ----------- ----------- ----------- ------------

        Generally, under interest rate swaps, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to a contracted notional amount. The Company designates interest rate swap agreements as hedges of risks associated with specific assets, liabilities or future commitments, and these contracts are monitored to determine whether the underlying agreements remain effective hedges. The interest rate differential on interest rate swaps is recognized as a component of interest expense or income over the term of the agreement.

        In connection with the management loan program initiated in fiscal 2000, the Company entered into an interest rate swap agreement to lock an interest rate for loan participants. As a result of the credit agreement obtained in fiscal 2001, the notes receivable from loan participants, corresponding debt, and interest rate swap agreement were recorded on the Company’s consolidated balance sheet. The interest rate swap agreement allows the Company to pay a fixed rate and receive a floating rate from the counterparty through the term of agreement, which expires in March 2005. At August 31, 2001, the fair value of this swap agreement was a liability of $4.6 million.

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

FRANKLIN COVEY CO.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Franklin Covey Co.:

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. (a Utah corporation) and subsidiaries as of August 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Covey Co. and subsidiaries as of August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Salt Lake City, Utah
October 4, 2001 (except for Note 20, as to
which the date is November 26, 2001)

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,                                                                           2001          2000
-------------------------------------------------------------------------------    --------     ---------
In thousands, except share data

ASSETS
     Current assets:
         Cash and cash equivalents ............................................   $  14,864    $  21,242
         Accounts receivable, less allowance for doubtful accounts
            of $2,052 and $3,350, respectively ................................      78,827       84,747
         Inventories ..........................................................      45,173       53,599
         Deferred income taxes ................................................      10,182       12,916
         Other assets .........................................................      16,631       20,531
                                                                                  ---------    ---------
              Total current assets ............................................     165,677      193,035

     Property and equipment, net ..............................................     104,876      121,556
     Goodwill and other intangibles, net ......................................     225,805      258,475
     Investment in unconsolidated subsidiary ..................................      16,910
     Other assets .............................................................      21,801       19,413
                                                                                  ---------    ---------
                                                                                  $ 535,069    $ 592,479
                                                                                  =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Lines of credit ......................................................   $   9,750    $  17,884
         Accounts payable .....................................................      26,671       28,251
         Accrued compensation .................................................      10,910       13,598
         Other accrued liabilities ............................................      37,261       47,906
         Income taxes payable .................................................       2,808        4,645
         Current portion of long-term debt ....................................      13,294        6,873
         Current portion of capital lease obligations .........................         380          540
                                                                                  ---------    ---------
              Total current liabilities .......................................     101,074      119,697

     Line of credit ...........................................................      35,576       55,000
     Long-term debt, less current portion .....................................      49,940        7,125
     Capital lease obligations, less current portion ..........................                      380
     Other liabilities ........................................................       7,755        3,285
     Deferred income taxes ....................................................      30,842       32,939
                                                                                  ---------    ---------
              Total liabilities ...............................................     225,187      218,426
                                                                                  ---------    ---------

     Commitments and contingencies (Notes 5, 6, 7, 8, 17, and 20)

     Shareholders' equity:
         Preferred stock - Series A, no par value; convertible into common stock at $14 per share; liquidation preference totaling $85,206 at
            August 31, 2001; 4,000,000 shares authorized, 831,365 shares and
            811,088 shares issued, respectively, at $100 per share ............      82,995       80,967
         Common stock, $.05 par value; 40,000,000 shares
            authorized, 27,055,894 shares issued ..............................       1,353        1,353
         Additional paid-in capital ...........................................     223,898      225,748
         Retained earnings ....................................................     167,475      186,711
         Notes and interest receivable from sales of common
            stock to related parties ..........................................     (35,977)        (894)
         Restricted stock deferred compensation ...............................                      (58)
         Accumulated other comprehensive loss .................................      (5,467)        (122)
         Treasury stock at cost, 7,215,363 and 6,439,329
            shares, respectively ..............................................    (124,395)    (119,652)
                                                                                  ---------    ---------
              Total shareholders' equity ......................................     309,882      374,053
                                                                                  ---------    ---------
                                                                                  $ 535,069    $ 592,479
                                                                                  =========    =========
See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEAR ENDED AUGUST 31,                                                 2001         2000         1999
---------------------------------------------------------------- ------------- ------------ -------------
In thousands, except per share data

Sales ..........................................................   $ 525,333    $ 602,985    $ 571,596
Cost of sales (exclusive of stock option purchase
   costs totaling $2,113 in fiscal 2000) .......................     226,760      275,127      262,640
                                                                   ---------    ---------    ---------
     Gross margin ..............................................     298,573      327,858      308,956

Selling, general, and administrative (exclusive of stock option
   purchase and relocation costs totaling $9,114 in fiscal 2000)     259,987      266,170      232,168
Stock option purchases and relocation costs ....................                   11,227
Depreciation ...................................................      26,181       24,190       20,799
Amortization ...................................................      19,698       20,977       18,740
Restructuring costs ............................................                   (4,946)      16,282
Loss on impaired assets ........................................                                16,559
                                                                   ---------    ---------    ---------
     Income (loss) from operations .............................      (7,293)      10,240        4,408

Equity in earnings of unconsolidated subsidiary ................       2,088
Interest income ................................................       3,467        1,665        1,278
Interest expense ...............................................      (9,078)      (6,178)      (9,912)
Other expense, net .............................................                     (174)
                                                                   ---------    ---------    ---------
     Income (loss) before provision for income taxes ...........     (10,816)       5,553       (4,226)
Provision for income taxes .....................................         267        9,962        4,546
                                                                   ---------    ---------    ---------
     Net loss ..................................................     (11,083)      (4,409)      (8,772)
Preferred stock dividends ......................................       8,153        8,005        1,875
                                                                   ---------    ---------    ---------
     Net loss attributable to common shareholders ..............   $ (19,236)   $ (12,414)   $ (10,647)
                                                                   =========    =========    =========

Basic and diluted net loss per share ...........................   $    (.95)   $    (.61)   $    (.51)
                                                                   =========    =========    =========

Basic and diluted weighted average number of common
   and common equivalent shares ................................      20,199       20,437       20,881
                                                                   =========    =========    =========

COMPREHENSIVE LOSS:

Net loss attributable to common shareholders ...................   $ (19,236)   $ (12,414)   $ (10,647)
Market value of interest rate swap agreement, net of tax .......      (2,786)
Foreign currency translation adjustments .......................        (732)         660        1,468
                                                                   ---------    ---------    ---------
Comprehensive loss .............................................   $ (22,754)   $ (11,754)   $  (9,179)
                                                                   =========    =========    =========
See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      SERIES A                                                                                      ACCUMULATED      TREASURY STOCK
                              PREFERRED STOCK          COMMON STOCK        ADDITIONAL                NOTES AND                   OTHER         --------------        TOTAL
                                 ---------------         ---------------       PAID-IN     RETAINED     INTEREST     DEFERRED   COMPREHENSIVE                        SHAREHOLDERS'
                                 SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL     EARNINGS    RECEIVABLE  COMPENSATION     LOSS        SHARES      AMOUNT      EQUITY
---------------------------------------- ----------- ------------ ----------- ------------ ------------ ------------- ------------ ------------- ----------- ----------- ------------
In thousands

Balance at August 31, 1998 ...           $               27,056    $  1,353    $ 238,052    $ 209,772    $           $    (843)   $  (2,250)      (4,813)  $(104,430)  $ 341,654

Issuance of Series A
   Preferred Stock............      750     75,000                                                                                                                        75,000

Preferred stock dividends ....                                                                 (1,875)                                                                    (1,875)

Tax benefit from exercise of
   affiliate stock options ...                                                     1,320                                                                                   1,320

Issuance of common stock
   from treasury .............                                                    (3,740)                                                            263       5,566       1,826

Purchase of treasury shares ..                                                                                                                    (2,126)    (32,710)    (32,710)

Deferred compensation ........                                                                                             523                                               523

Cumulative translation
   adjustment ................                                                                                                        1,468                                1,468

Net loss .....................                                                                 (8,772)                                                                    (8,772)
                               ---------  ---------    ---------   ---------   ---------    ---------    ---------   ---------    ---------    ---------    ---------   ---------
Balance at August 31, 1999          750     75,000       27,056       1,353      235,632      199,125                     (320)        (782)      (6,676)   (131,574)    378,434

Issuance of Series A
   Preferred Stock ...........       42      4,092                                                                                                                         4,092

Preferred stock dividends ....                                                                 (8,005)                                                                    (8,005)

Tax benefit from exercise
   of affiliate stock options.                                                       557                                                                                     557

Issuance of common stock
   from treasury .............                                                   (10,441)                                                            925      17,404       6,963

Purchase of treasury shares...                                                                                                                      (688)     (5,482)     (5,482)

Issuance of note
   receivable from sale of
   common stock ..............                                                                              (894)                                                           (894)

Deferred compensation ........                                                                                             262                                               262

Cumulative translation
   adjustment ................                                                                                                          660                                  660

Dividends on preferred
   stock paid with
   additional shares
   of preferred stock ........       19      1,875                                                                                                                         1,875

Net loss .....................                                                                 (4,409)                                                                    (4,409)
                              ---------  ---------    ---------   ---------    ---------    ---------   ---------    ---------    ---------    ---------    ---------  ---------
Balance at August 31, 2000          811     80,967       27,056       1,353      225,748      186,711       (894)          (58)        (122)      (6,439)    (119,652)   374,053

Preferred stock dividends ...                                                                  (8,153)                                                                    (8,153)

Tax benefit from exercise
   of affiliate stock options                                                         25                                                                                      25

Issuance of common stock
   from treasury .............                                                    (1,875)                                                            165        2,712        837

Purchase of treasury shares                                                                                                                         (941)      (7,455)    (7,455)

Deferred compensation ........                                                                                              58                                                58

Cumulative translation
   adjustment ................                                                                                                         (732)                                (732)

Purchase of notes
   receivable and accrued
   interest receivable
   from sales of common
   stock, net ................                                                                           (35,083)                                                        (35,083)

Dividends on preferred
   stock paid with
   additional shares
   of preferred stock ........       20      2,028                                                                                                                         2,028

Valuation of derivative
   financial instrument ......                                                                                                       (4,613)                              (4,613)

Net loss .....................                                                                (11,083)                                                                   (11,083)
                              ---------  ---------    ---------   ---------    ---------    ---------  ---------    ---------     ---------    ---------    ---------   ---------
Balance at August 31, 2001          831  $  82,995       27,056   $   1,353    $ 223,898    $ 167,475  $ (35,977)    $            $  (5,467)       7,215    $(124,395) $ 309,882
                              =========  =========    =========   =========    =========    =========  =========    =========     =========    =========    =========   =========
See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,                                                         2001          2000        1999
-----------------------------------------------------------------------   -----------  -----------  -----------
In thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .........................................................   $ (11,083)   $  (4,409)   $  (8,772)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Depreciation and amortization ..............................      47,873       48,805       44,220
           Cash distribution of earnings from unconsolidated
                subsidiary ............................................       3,354
           Equity in earnings of unconsolidated subsidiary ............      (2,088)
           Provision for losses on management stock loan program ......       1,052
           Loss on impaired assets ....................................                                16,559
           Deferred income taxes ......................................         637        1,562      (10,503)
           Restricted stock deferred compensation amortization ........          58          262          522
           Payments for interest on management loan program ...........      (2,229)
           Changes in assets and liabilities, net of effects from
              acquisitions:
                Decrease (increase) in accounts receivable ............       5,610        4,639       (8,879)
                Decrease (increase) in inventories ....................       8,303        3,943      (11,981)
                Increase in other assets and other long-term
                   liabilities, net ...................................        (494)      (8,056)      (3,868)
                Increase (decrease) in accounts payable
                   and accrued liabilities ............................     (10,814)       5,804       10,966
                Increase (decrease) in accrued restructuring costs ....      (2,648)     (11,040)      16,200
                Increase (decrease) in income taxes payable ...........      (1,811)       9,113       (8,491)
                                                                          ---------    ---------    ---------
         Net cash provided by operating activities ....................      35,720       50,623       35,973
                                                                          ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of businesses, including earnout payments ............      (4,432)     (21,444)     (19,025)
     Purchases of property and equipment, net of effects from
        acquisitions ..................................................     (27,027)     (24,523)     (22,996)
     Proceeds from sale of property and equipment, net ................      15,096        7,032        1,288
                                                                          ---------    ---------    ---------
         Net cash used for investing activities .......................     (16,363)     (38,935)     (40,733)
                                                                          ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) increase in short-term line of credit borrowings ..      (8,134)      16,488       (2,229)
     Proceeds from long-term debt and line of credit, net of effects
        from acquisitions .............................................      33,951       76,308        1,142
     Payments on long-term debt and capital lease obligations .........     (38,323)    (109,502)     (40,652)
     Proceeds from issuance of Series A Preferred Stock, net ..........                    4,092       75,000
     Purchases of common stock for treasury ...........................      (7,455)      (5,483)     (32,710)
     Proceeds from issuance of treasury stock .........................       1,042        6,069        1,826
     Payment of preferred stock dividends .............................      (6,084)      (5,977)
                                                                          ---------    ---------    ---------
         Net cash (used for) provided by financing activities .........     (25,003)     (18,005)       2,377
                                                                          ---------    ---------    ---------

     Effect of foreign currency exchange rates ........................        (732)         778        1,404
                                                                          ---------    ---------    ---------

     Net decrease in cash and cash equivalents ........................      (6,378)      (5,539)        (979)
     Cash and cash equivalents at beginning of the year ...............      21,242       26,781       27,760
                                                                          ---------    ---------    ---------
     Cash and cash equivalents at end of the year .....................   $  14,864    $  21,242    $  26,781
                                                                          =========    =========    =========

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Franklin Covey Co. (the “Company”) provides integrated training and performance enhancement solutions to organizations and individuals in productivity, leadership, sales, communication, and other areas. Each integrated solution may include components for training and consulting, assessment, and other application tools that are generally available in electronic or paper-based formats. The Company’s products and services are available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com and through its online planning system at www.franklinplanner.com. The Company’s best known products include the Franklin PlannerTM and the best-selling book, The 7 Habits of Highly Effective People.

Fiscal Year

          The Company utilizes a modified 52/53 week fiscal year that ends on August 31. Corresponding quarterly periods generally consist of 13-week periods that ended on November 25, 2000, February 24, 2001, and May 26, 2001 during fiscal 2001.

Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The results of Franklin Covey Coaching, LLC, a 50 percent owned joint venture (Note 18), are accounted for using the equity method in the accompanying consolidated financial statements.

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

Cash Equivalents

           The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of August 31, 2001, the Company had demand deposits at various banks in excess of the $100,000 limit for insurance by the Federal Deposit Insurance Corporation.

Inventories

          Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Elements of cost in inventories generally include raw materials, direct labor, and manufacturing overhead.

Property and Equipment

          Property and equipment are stated at cost less accumulated depreciation or amortization. Depreciation and amortization, which includes the amortization of assets recorded under capital lease obligations, are calculated using the straight-line method over the expected useful lives of the assets as follows:

Description                                      Useful Lives
---------------------------------------------- -----------------

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

Restricted Investments

           The Company’s restricted investments are comprised of investments in mutual funds that are held in a “rabbi trust” and are restricted for payment to the participants of the Company’s deferred compensation plan (Note 11). The Company accounts for its restricted investments using Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the proper classification of investments at the time of purchase and reassesses such designations at each balance sheet date. At August 31, 2001, the Company’s restricted investments were classified as trading securities and recorded in other long-term assets in the accompanying consolidated balance sheets.

           In accordance with SFAS No. 115, the unrealized losses, which were immaterial for fiscal years 2001 and 2000, were recognized in the accompanying consolidated statements of operations for fiscal years 2001 and 2000 as a component of selling, general, and administrative expense.

Other Long-Term Assets

           The Company was recently involved in a business reengineering and information systems implementation project (the “Project”). Certain costs of the Project were capitalized in accordance with accounting standards generally accepted in the United States. At August 31, 2001 and 2000, the Company had $5.8 million and $8.5 million, of net capitalized Project costs classified as other long-term assets. Project costs are amortized over a five-year period following completion of associated Project phases. As of August 31, 2000, all phases of the Project were completed. Other long-term assets generally consist of capitalized development costs, restricted investments as described above, and notes receivable.

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

          During the fourth quarter of fiscal 1999, the Company initiated a plan to restructure its operations (Note 14). As part of the restructuring plan, all programs, products, and curricula were evaluated to determine their future value in the restructured Company. As a result of this evaluation, certain products, services, and curricula were discontinued which impacted the related long-lived assets and goodwill. Based upon the results of this review, the Company recognized a $16.6 million charge to earnings in the fourth quarter of fiscal 1999 for impaired assets related to the discontinued products and programs. The loss on impaired assets for the year ended August 31, 1999 was comprised of the following (in thousands):

Goodwill and other intangibles                  $     8,234
Other long-term assets                                6,772
Property and equipment                                1,553
                                             ----------------
                                                $    16,559
                                             ================

          The Company disposed of these assets, as the assets had no market value or alternative uses to the Company. Impaired goodwill and other intangible assets were primarily comprised of goodwill generated from previous acquisitions whose products or services were discontinued. Impaired other long-term assets primarily consisted of capitalized costs for Project modules that were determined to have no future value. Impaired property and equipment was comprised of purchased software that was written off because it was unusable and a printing press that was unable to meet printing quality standards.

Foreign Currency Translation and Transactions

          The balance sheet accounts of the Company’s foreign subsidiaries are translated into U.S. dollars using the current exchange rate. Revenues and expenses are translated using an average exchange rate. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income or loss in shareholders’ equity. Transaction gains and losses are reported in current operations.

Revenue Recognition

          Revenue is recognized upon delivery or shipment of product, presentation of training seminars, or delivery of consulting services.

Pre-Opening Costs

           Pre-opening costs associated with new retail stores are charged to expense as incurred.

Advertising Costs

          Costs for newspaper, television, radio, and other advertising are expensed as incurred. Direct response advertising costs consist primarily of printing and mailing costs for catalogs and seminar mailers that are charged to expense over the period of projected benefit, not to exceed 12 months. Total advertising costs were $32.7 million, $37.2 million, and $33.0 million for the years ended August 31, 2001, 2000, and 1999, respectively. Prepaid catalog and seminar mailer costs reported in other current assets were $5.2 million and $5.1 million at August 31, 2001 and 2000, respectively.

Research and Development Costs

          The Company expenses research and development costs in accordance with generally accepted accounting principles in the United States. During fiscal 2001, 2000, and 1999, the Company expensed $3.7 million, $6.2 million, and $2.2 million, respectively, of research and development costs.

Stock Option Purchase and Relocation Costs

          During fiscal 2000, the Company incurred expenses primarily comprised of charges related to a stock option tender offer and other purchases of outstanding stock options (Note 10), and to relocate certain sales associates to eight new regional sales offices. These costs were included as a separate component of operating expenses in the accompanying consolidated statement of operations for the fiscal year ended August 31, 2000.

Income Taxes

          The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred income taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

Comprehensive Loss

          Comprehensive loss includes charges and credits to equity accounts that are not the result of transactions with shareholders. Comprehensive loss is comprised of net loss and other comprehensive loss items. The Company’s comprehensive losses consist of the fair value of derivative instruments and changes in the cumulative foreign currency translation adjustment account. The changes in the cumulative foreign currency translation adjustment account are not adjusted for income taxes as they relate to specific indefinite investments in foreign subsidiaries.

Concentrations of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations.

Fair Value of Financial Instruments

          The book value of the Company’s financial instruments approximates fair value. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Recent Accounting Pronouncements

          Effective September 1, 2000, the Company adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138. The new standard requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value, and that changes in the derivative’s fair value be recognized as a component of earnings from current operations unless specific hedge criteria are met. The cumulative effect of adopting SFAS No. 133 was not material to the Company’s financial statements.

          During September 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) released Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” This standard requires that all amounts billed to a customer in a sale transaction related to shipping and handling be classified as sales. Previously, the Company recorded amounts billed to customers for shipping and handling as a component of cost of sales to offset the corresponding shipping and handling expense. Based upon the EITF release, amounts charged to customers for shipping and handling have been reclassified as sales in the accompanying consolidated statements of operations.

           In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 eliminates amortization of goodwill and intangible assets with indefinite lives and requires such assets to be tested for impairment and written down to appropriate fair values. SFAS No. 142 is required for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with a fiscal year beginning after March 15, 2001, provided that the first quarter financial statements have not been previously issued. The Company will adopt these statements on September 1, 2001 and will not have goodwill amortization subsequent to fiscal 2001. In connection with the adoption of SFAS No. 142, the Company will assess its goodwill and intangibles for impairment based upon the new rules and, if necessary, will adjust the carrying value of its goodwill and other intangible assets. As of August 31, 2001, the Company had net goodwill and other intangible assets totaling $225.8 million. The Company is currently assessing its goodwill and intangible assets, and may be required to record a material charge in fiscal 2002 as a result of adopting the provisions of SFAS No. 142.

           In June 2001, the FASB released SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not completed its analysis of the impact of adopting SFAS No. 143, but does not expect this statement to have a material impact on its operations or financial position.

          During August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and various provisions of APB Opinion No. 30. This statement establishes new guidelines, in connection with SFAS No. 142, for recognizing losses on certain long-lived assets when the carrying amount of the asset is not recoverable. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. As of August 31, 2001, the Company has not completed its analysis of the impact of adopting the provisions of SFAS No. 144 and its effect upon the Company’s operations and financial position.

Reclassifications

          Certain reclassifications have been made in the prior years’ consolidated financial statements to conform with the current year presentation.

2.      INVENTORIES

           Inventories were comprised of the following (in thousands):

AUGUST 31,                 2001      2000
------------------------ -------- ---------
Finished goods ......... $31,616   $38,363
Work-in-process ........   2,408     2,803
Raw materials ..........  11,149    12,433
                         -------   -------
                         $45,173   $53,599
                         =======   =======

Certain inventories represent collateral for debt obligations (Note 5).

3.      PROPERTY AND EQUIPMENT

          Property and equipment were comprised of the following (in thousands):

AUGUST 31,                              2001         2000
---------------------------------- ------------- -------------
Land and improvements ............   $   4,982    $   7,634
Buildings ........................      34,238       49,623
Computer hardware and software ...      71,599       69,261
Machinery and equipment ..........      41,702       42,554
Furniture, fixtures and
   leasehold improvements ........      60,216       50,994
                                     ---------    ---------
                                       212,737      220,066
Less accumulated depreciation and
   amortization ..................    (107,861)     (98,510)
                                     ---------    ---------
                                     $ 104,876    $ 121,556
                                     =========    =========

          During fiscal 2001, the Company entered into an outsourcing agreement with Electronic Data Systems (“EDS”) to provide warehousing, distribution, information systems, and call center operations (Note 8). In connection with the outsourcing agreement, the Company sold its warehouse and distribution facilities located in Salt Lake City, Utah for $15.3 million in cash. The Company generated a $0.4 million gain from the sale of the warehouse and distribution facility.

           Certain land and buildings represent collateral for debt obligations (Note 5).

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

          Goodwill and other intangible assets consisted of the following (in thousands):

AUGUST 31,                          2001          2000
-------------------------------- ------------- -------------
Goodwill .......................   $ 120,274    $ 142,755
License rights .................      27,000       27,000
Curriculum rights ..............      62,431       61,778
Trade names and other ..........      94,838       92,517
                                   ---------    ---------
                                     304,543      324,050
Less accumulated amortization ..     (78,738)     (65,575)
                                   ---------    ---------
                                   $ 225,805    $ 258,475
                                   =========    =========

          Goodwill, representing the excess of cost over the net tangible and identifiable intangible assets of acquired businesses, and other intangible assets were amortized on a straight-line basis over the following estimated useful lives:

                                     Useful Lives
                                   -----------------

Goodwill                              5-30 years
License rights                         40  years
Curriculum rights                    14-30 years
Trade names and other                 4-40 years

          As discussed in Note 1, effective September 1, 2001, the Company will no longer amortize goodwill and certain intangible assets with indefinite lives.

5.      DEBT

Lines of Credit

          During fiscal 2001, the Company entered into a new credit agreement with its lenders. The new credit agreement is comprised of a $69.0 million term loan and a $45.6 million revolving credit facility, which expires in May 2004. Combined with an existing $17.0 million line of credit facility that expires in December 2001, the Company had lines of credit available for working capital needs totaling $62.6 million, of which $17.3 million was available at August 31, 2001. The amounts outstanding under the Company’s lines of credit consisted of the following as of August 31, 2001 (in thousands):

$17.0 million current line of credit with
interest at LIBOR plus 1.5%, secured by
inventories and receivables                     $   9,750

$45.6 million long-term credit facility
with interest at LIBOR plus 2.5%,
secured by real estate, inventory,                 35,576
and receivables
                                              -------------

Total borrowings under lines of credit         $   45,326
                                              =============

          The weighted average interest rate on outstanding current line of credit debt was 5.1 percent and 8.6 percent at August 31, 2001 and 2000, respectively. The weighted average interest rate on the Company’s long-term credit facilities was 6.4 percent and 8.7 percent as of August 31, 2001 and 2000, respectively. Commitment fees associated with the lines of credit were $0.2 million during fiscal 2001.

          The line of credit agreements require the Company to maintain certain financial ratios and working capital levels. At August 31, 2001, the Company was in compliance with the terms of the line of credit agreements. In addition, the long-term credit facility is subject to a borrowing base calculation that determines the available borrowing amount. The borrowing base calculation did not limit the amount available to the Company at August 31, 2001. However, based upon operating results recorded during the first two months of the first quarter of fiscal 2002, the Company expects to be out of compliance with the terms of its long-term line of credit agreement at the end of the first quarter of fiscal 2002. The Company anticipates utilizing a portion of the proceeds from the sale of Premier Agendas (Note 20) to pay the term loan and revolving credit line in full during the second quarter of fiscal 2002. Although a definitive agreement has been signed for the sale of Premier Agendas (“Premier”), there can be no assurance that the sale will be completed for the disclosed price and during the expected timeframe.

Long-Term Debt

          Long-term debt was comprised of the following (in thousands):

AUGUST 31,                               2001         2000
------------------------------------ ------------ ------------
Term note payable to bank, payable
as described below with interest
at LIBOR plus 2.5%, secured by
real estate, inventories, and
receivables ........................  $ 56,211      $

Note payable in annual
installments of $3,000 plus
interest at 8% through December
2001, unsecured ....................     3,000       6,000

Note payable on demand, plus
interest at 8.0%, unsecured,
payable to related parties .........     1,481       1,396

Mortgage payable in monthly
installments of $14 CDN, including
interest at 7.2% through January
2015, secured by real estate .......       907         997

Note payable to bank, payable in
monthly installments of $20,
including interest at 7.8% through
August 2004, secured by equipment...       615         802

Mortgage payable in monthly
installments of $8 including
interest at 9.9% through October
2014, secured by real estate .......       665         688

Note payable to bank, payable in
monthly installments of $23, plus
interest at prime plus .5% payable
through September 2002, secured by
real estate ........................       305         587

Note payable in quarterly
installments of $574 including
interest at 5.0% through April
2001, paid in full .................                 1,679

Mortgage payable in monthly
installments of $18 including
interest at 8.5% through August
2016, paid in full due to sale of
property in fiscal 2001 ............                 1,619

Other mortgages and notes, payable
in monthly installments, interest
ranging from 2.0% to 8.8%, due at
various dates through 2002,
secured by equipment ...............        50         230
                                      --------    --------
                                        63,234      13,998

Less current portion ...............   (13,294)     (6,873)
                                     --------    --------
Long-term debt, less current
portion ............................  $ 49,940    $  7,125
                                      ========    ========

          A significant component of the Company’s new credit facility is a $69.0 million term loan. As of August 31, 2001, the Company had outstanding borrowings under the term loan of approximately $56.2 million. Included in the term loan amount was $33.6 million related to the purchase of stock under the management common stock loan program (Note 17), which was previously guaranteed by the Company. The terms of the $69.0 million loan require an installment payment of $15.0 million on November 30, 2001 and quarterly payments of $2.0 million through May 31, 2004. The remaining repayment schedule requires one installment on June 30, 2004 equal to $36.0 million less the aggregate dollar amount of principal payments made prior to that date and one final payment for remaining principal and interest due on March 31, 2005. The weighted average interest rate on the $69.0 million term loan was 6.3 percent at August 31, 2001. The term loan requires the Company to maintain the same financial ratios and working capital levels as described above for the long-term line of credit agreement.

          During fiscal 2001, the Company sold its warehouse and distribution facility in Salt Lake City, Utah and applied the net cash proceeds of the sale to the term loan. As a result, the Company paid $12.8 million on the $15.0 million term note payment due on November 30, 2001. The corresponding mortgages on the warehouse and distribution facilities were paid in full from the proceeds of the sale.

           Future maturities of long-term debt at August 31, 2001 were as follows (in thousands):

YEAR ENDING
AUGUST 31,
------------------------------------ --------------
2002                                    $   13,294
2003                                         8,316
2004                                         7,274
2005                                        33,090
2006                                            94
Thereafter                                   1,166
                                     --------------
                                        $   63,234
                                     ==============

6.      LEASE OBLIGATIONS

Capital Leases

           Future minimum lease payments for equipment held under capital lease arrangements as of August 31, 2001 were as follows (in thousands):

YEAR ENDING
AUGUST 31,
----------------------------------------------------------
2002                                           $      392
Less amount representing interest                     (12)
                                              ------------
Present value of future minimum lease
   payments                                           380
Less current portion                                 (380)
                                              ------------
                                               $
                                              ============

          Total assets held by the Company under capital lease arrangements were $4.0 million with accumulated amortization of $2.6 million as of August 31, 2001. Amortization of capital lease assets is included in depreciation expense in the accompanying consolidated statements of operations.

Operating Leases

          The Company leases certain retail store and office locations under noncancelable operating lease agreements with remaining terms of one to 15 years. The following table summarizes future minimum lease payments under operating leases at August 31, 2001 (in thousands):

YEAR ENDING
AUGUST 31,
----------------------------------------------------------
2002                                           $    15,329
2003                                                14,489
2004                                                13,021
2005                                                 9,939
2006                                                 6,732
Thereafter                                          22,951
                                              ------------
                                               $    82,461
                                              ============

           Total rental expense for leases under operating lease agreements was $19.5 million, $17.4 million, and $17.6 million, for the years ended August 31, 2001, 2000, and 1999, respectively.

          As part of its restructuring plan (Note 14), the Company exited certain leased office space in Provo, Utah during fiscal 2000. In connection with leaving the office space, the Company obtained a noncancelable sublease agreement for the majority of the Company's remaining lease term on the buildings. Future minimum lease payments due to the Company from the subleasee as of August 31, 2001 were as follows:

YEAR ENDING
AUGUST 31,
-----------------------------------------------------------
2002                                           $     1,845
2003                                                 1,901
2004                                                 1,958
2005                                                 2,017
2006                                                 2,077
Thereafter                                           1,232
                                              ------------
                                               $    11,030
                                              ============

          Total sublease payments to the Company totaled $2.2 million and $0.6 million in fiscal 2001 and 2000, respectively.

7.      DERIVATIVE INSTRUMENTS

          During the normal course of business, the Company is exposed to interest rate and foreign currency exchange risks. To manage risks associated with interest rates and foreign currencies, the Company makes limited utilization of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, the Company's derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into derivative contracts for trading or speculative purposes, nor is the Company party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument and, thus, are not a measure of the exposure to the Company through its use of derivatives. The Company enters into derivative agreements with highly rated counterparties and the Company does not expect to incur any losses resulting from non-performance by other parties.

Interest Rate Risk Management

          Generally, under interest rate swaps, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to a contracted notional amount. The Company designates interest rate swap agreements as hedges of risks associated with specific assets, liabilities, or future commitments, and these contracts are monitored to determine whether the underlying agreements remain effective hedges. The interest rate differential on interest rate swaps is recognized as a component of interest expense or income over the term of the agreement.

          In connection with the management loan program (Note 17), the Company entered into an interest rate swap agreement to lock an interest rate for loan participants. As a result of the credit agreement obtained in fiscal 2001 (Note 5), the notes receivable from loan participants, corresponding debt, and interest rate swap agreement were recorded on the Company's consolidated balance sheet. The interest rate swap agreement allows the Company to pay a fixed rate and receive a floating rate from the counterparty through the term of agreement, which expires in March 2005. At August 31, 2001, the fair value of this agreement was a $4.6 million liability, which was recorded as a component of other long-term liabilities and accumulated comprehensive loss on the accompanying consolidated balance sheet for fiscal 2001. The interest rate differential totaled $0.1 million for fiscal 2001, which will be recovered by the Company from the loan participants upon repayment of the loans.

          Subsequent to August 31, 2001, the Company signed a definitive agreement to sell Premier Agendas, a wholly owned subsidiary (Note 20). The Company anticipates utilizing a portion of the proceeds to pay the term loan and revolving line of credit (Note 5). In connection with the payment of these debt balances, the Company anticipates that a portion of the proceeds from the sale of Premier will be used to settle the $4.6 million liability related to the interest rate swap agreement.

Foreign Currency Exposure

          The Company has international operations and during the normal course of business is exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. At August 31, 2001, the Company utilized a foreign currency forward contract to manage the volatility of certain intercompany financing transactions that are denominated in Japanese Yen. This contract did not meet specific hedge accounting requirements and corresponding gains and losses have been recorded as a component of current operations, which offset the gains and losses on the underlying transaction, in the accompanying consolidated statement of operations for fiscal 2001 and 2000. The notional amount of the Company's foreign currency forward contract was $6.0 million at August 31, 2001.

8.       COMMITMENTS AND CONTINGENCIES

EDS Contract

          During fiscal 2001, the Company entered into a long-term outsourcing agreement with Electronic Data Systems ("EDS") to provide warehousing, distribution, information systems, and call center operations. Under terms of the outsourcing contract, EDS will operate the Company's primary call center, provide warehousing and distribution services, and support the Company's information systems. The contract expires in 2016 and has required minimum payments totaling approximately $389.9 million, which are payable over the term of the contract. Beginning in fiscal 2003, the warehouse, distribution, and call center components of the contract will be a variable charge, which will be based upon the number of actual transactions processed, such as boxes shipped and calls answered. Minimum payments for these services have been estimated using expected activity levels for future periods. The outsourcing contract also contains early termination provisions that the Company may exercise under certain conditions. In order to exercise the early termination provisions, the Company would have to pay specified penalties to EDS. The Company believes that the outsourcing agreement with EDS will reduce operating costs and improve asset utilization.

Purchase Commitments

          The Company has various purchase commitments for materials, supplies, and other items incident to the ordinary conduct of business. In aggregate, such commitments are immaterial to the Company's operations.

Legal Matters

          The Company is the subject of certain legal actions, which it considers routine to its business activities. As of August 31, 2001, management believes that, after consultation with legal counsel, any potential liability to the Company under such actions will not materially affect the Company's financial position or results of operations.

9.       RELATED PARTY TRANSACTIONS

          The Company pays a Vice-Chairman of the Board of Directors a percentage of the proceeds received for seminars that are presented by him. During the fiscal years ended August 31, 2001, 2000, and 1999, the Company paid $3.5 million, $3.3 million, and $3.0 million, respectively, to the Vice-Chairman for such seminars.

          The Company, under a long-term agreement, leases buildings from a partnership that is partially owned by a Vice-Chairman of the Board of Directors and certain officers of the Company. Rent expense paid to the partnership totaled $2.1 million per year for the fiscal years ended August 31, 2001, 2000, and 1999.

          Premier Agendas, a subsidiary of the Company, had trade accounts payable to various companies that are partially owned by certain former owners of Premier totaling $0.5 million and $2.1 million at August 31, 2001 and 2000, respectively. In addition, Premier had notes payable to key employees and former key employees totaling $1.5 million and $1.4 million as of August 31, 2001 and 2000, respectively (Note 5). The notes payable were used for working capital, are due upon demand, and have interest rates that approximate prevailing market rates.

          During the fiscal year ended August 31, 2000, the Company sold 121,250 shares of its common stock to a former CEO of the Company for $0.9 million. In consideration for the common stock, the Company received a non-recourse promissory note, due September 2003, bearing interest at 10.0 percent. Additionally, all of the former CEO's stock options were canceled and the issuance of common stock is being accounted for as a variable security, due to its stock option characteristics. The note receivable from the sale of this stock has been recorded as a component of notes and interest receivable from sales of common stock to related parties in the shareholders' equity section of the accompanying consolidated balance sheets.

          During fiscal 2000, the Company actively sought to reacquire outstanding options to purchase the Company's common stock (Note 10). Included in the total number of option shares reacquired, the Company purchased 150,000 option shares from a Vice-Chairman of the Board of Directors for $0.4 million. In addition, 358,000 option shares were purchased from two officers and one former officer of the Company for a total of $0.8 million. These options were reacquired using the same valuation methodology as other stock options purchased by the Company.

          During the fiscal year ended August 31, 2000, the Company purchased 9,000 shares of its common stock for $0.1 million in cash, from a Vice-Chairman of the Board of Directors. All shares were purchased at the existing fair market value on the dates of the transactions.

          As part of the preferred stock offering completed during fiscal 1999, an affiliate of the investor was named Chairman of the Board of Directors and Chief Executive Officer (“CEO”). The Chairman and CEO was previously a member of the Company's Board. In addition, two affiliates of the investor were appointed to the Board of Directors. In connection with the preferred stock offering, the Company pays an affiliate of the investor a monitoring fee of $100,000 per quarter.

          In January 1999, the Company issued 1,450 shares of its common stock to each member of the Board of Directors for $17.25 per share. The purchase price was to be paid in the form of secured promissory notes that were payable in three annual installments. During fiscal 2000, the promissory notes were canceled and the Company retained the shares of stock.

          During the fiscal year ended August 31, 1999, the Company purchased 130,000 shares of its common stock for $2.3 million in cash, from an officer of the Company. Also during fiscal 1999, the Company purchased 92,000 shares of its common stock for $1.2 million in cash from a former officer and director of the Company. The shares in each of these transactions were purchased at the existing fair market value on the dates of the transactions.

10.     CAPITAL TRANSACTIONS

Preferred Stock

          Preferred stock dividends accrue at an annual rate of 10.0 percent and are payable quarterly in cash or additional shares of preferred stock until July 1, 2002. Subsequent to that date, all preferred dividends must be paid in cash. During fiscal 2001, the Company issued 20,277 shares of preferred stock to existing preferred shareholders as payment for third quarter accrued preferred dividends. All other preferred dividend payments made during fiscal 2001 were paid with cash. At August 31, 2001 and 2000, the Company had accrued $2.1 million and $2.0 million of preferred dividends, respectively. Subsequent to August 31, 2001, the Company paid the accrued preferred dividend with additional shares of preferred stock. The preferred stock is convertible at any time into the Company's common stock at a conversion price of $14.00 per share and ranks senior to the Company's common stock. Preferred stock shareholders generally have the same voting rights as common stock holders on an "as-converted" basis.

Treasury Stock

          The Company sold 164,496, 153,614, and 263,100 shares of its common stock held in treasury as a result of the exercise of incentive stock options and the purchase of shares under the Company's employee stock purchase plan for the fiscal years ended August 31, 2001, 2000, and 1999, respectively. These shares were sold for a total of $1.0 million, $1.0 million, and $1.4 million, and had a cost of approximately $2.7 million, $2.9 million, and $5.6 million for the fiscal years ended August 31, 2001, 2000, and 1999. Additionally, during fiscal 2000, the Company sold 650,000 shares of treasury stock to its management stock loan program (Note 17) for $5.1 million, which was the fair market value of the shares sold.

          Through August 31, 2000, the Company's Board of Directors had approved various plans for the purchase of up to 8,000,000 shares of the Company's common stock. Through November 25, 2000, the Company had purchased 7,705,000 shares under these board-authorized plans. On December 1, 2000, the Company's Board of Directors approved an additional plan to purchase up to $10.0 million of the Company's common stock. Through August 31, 2001, the Company had purchased 888,000 shares for $7.1 million under the terms of this plan. In connection with Board authorized purchase plans, the Company purchased 900,000 shares for $7.2 million, 688,000 shares for $5.5 million, and 2,126,000 shares for $32.7 million during the fiscal years ended August 31, 2001, 2000, and 1999, respectively. In addition, the Company purchased 41,000 shares of its common stock with a cost of $0.3 million during fiscal 2001 for exclusive distribution to participants enrolled in the employee stock purchase plan.

Tax Benefit from Exercise of Affiliate Stock Options

          During the fiscal years ended August 31, 2001, 2000, and 1999, certain employees exercised affiliate stock options (nonqualified stock options received from principal shareholders of the Company), which resulted in tax benefits to the Company of $25,000, $0.6 million, and $1.3 million, which were recorded as increases to additional paid-in capital.

Restricted Stock Deferred Compensation

          Restricted stock deferred compensation represents restricted stock granted to key executives. The restricted stock is fully vested four years from the date of grant and was recorded at the fair market value at the date of grant. Compensation expense was recognized ratably over the corresponding four-year vesting period. All restricted stock deferred compensation programs were fully vested at August 31, 2001. Restricted stock deferred compensation was included as a reduction to shareholders' equity in the accompanying consolidated balance sheets.

Stock Options

          The Company's Board of Directors has approved an incentive stock option plan whereby options to purchase shares of common stock are issued to key employees at an exercise price not less than the fair market value of the Company's common stock at the date of grant. The term, not to exceed ten years, and exercise period of each incentive stock option awarded under the plan are determined by a committee appointed by the Company's Board of Directors. At August 31, 2001, approximately 460,000 shares were available for grant under the current incentive stock option plan.

          A summary of nonqualified and incentive stock option activity is set forth below:

                        Number of     Weighted Avg.
                         Options     Exercise Price
--------------------------------------------------
Outstanding at
   August 31, 1998 ..   3,669,730    $   21.89

Granted .............   2,058,825        12.02
Exercised ...........    (231,931)        3.59
Forfeited ...........    (212,459)       18.89
                        ---------
Outstanding at
   August 31, 1999 ..   5,284,165        19.05

Granted .............     354,685         7.59
Exercised ...........     (22,334)        4.38
Repurchased .........  (3,294,476)       22.54
Forfeited ...........    (574,033)       15.69
                        ---------
Outstanding at
   August 31, 2000 ..   1,748,007        11.59

Granted:
   At market value...     203,000         7.44
   To the CEO .......   1,602,000        14.00
Exercised ...........     (19,861)        5.97
Forfeited ...........     (93,117)        9.31
                        ---------
Outstanding at
   August 31, 2001 ..   3,440,029    $   12.56
                        =========

          During fiscal 2001, the Company’s shareholders ratified a Board approved employment agreement for the Company’s CEO. In connection with the employment agreement, the CEO was granted 1.6 million options to purchase shares of the Company’s common stock. The options will be fully exercisable on August 31, 2007, and will be exercisable prior to August 31, 2007 only upon the achievement of specified common stock prices ranging from $20.00 per share to $50.00 per share. The options can only be exercised while the executive is employed as the CEO or as the Company’s Chairman of the Board of Directors.

          The following table summarizes exerciseable option information for the periods indicated:

AUGUST 31,                     2001         2000        1999
------------------------   ----------- ------------ -----------

Exercisable options ...      1,039,672    757,656     2,683,966

Weighted average
   exercise price per
   share ..............      $ 13.27     $ 14.83      $ 23.87

           In an effort to reduce the potentially dilutive effect of outstanding options on the Company's capital structure, the Company actively sought to reacquire outstanding stock options from both current and former employees during fiscal 2000. The majority of option purchase costs were incurred in connection with a tender offer made by the Company during the third quarter of fiscal 2000 to purchase all outstanding options with an exercise price of $12.25 or higher. The tender offer expired on May 3, 2000 with a total of 2,319,000 options tendered. Under terms of the offer, the Company paid cash for the outstanding options, which were priced using a market valuation methodology. The total cost of the tender offer was $6.9 million. As a result of the tender offer and previously purchased option shares, the Company purchased 3,294,476 option shares for a total cost of $8.7 million in cash.

          The Company applies Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans or employee stock purchase plan. Had compensation cost for the Company's stock option plans and employee stock purchase plan been determined in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and corresponding loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

YEAR ENDED
AUGUST 31,                        2001         2000         1999
----------------------------  -----------  -----------  ------------

Net loss attributable to
   common shareholders
   as reported ...........  $  (19,236)   $  (12,414)   $  (10,647)
Net loss attributable to
   common shareholders
   pro forma .............     (21,302)      (11,404)      (16,181)
Diluted loss per share as
   reported ..............        (.95)         (.61)         (.51)
Diluted loss per share
   pro forma .............       (1.10)         (.57)         (.80)

           The following information applies to options outstanding at August 31, 2001:

o	A total of 1,395,824 options outstanding have exercise prices between $2.78 and $12.25 per share, with a weighted average exercise price of $7.99 and a weighted average remaining contractual life of 7.6 years. At August 31, 2001, 642,050 options were exercisable.

o	The 1,602,000 outstanding options granted to the Company’s CEO in connection with a Board approved employment agreement have an exercise price of $14.00 per share, with a weighted average remaining contractual life of 9.0 years. At August 31, 2001, none of the options were exercisable.

o	The remaining 442,205 options outstanding have exercise prices between $14.69 and $34.50 per share, with a weighted average exercise price of $21.78 per share and a weighted average remaining contractual life of 3.8 years. At August 31, 2001, 397,622 options were exercisable.

          The weighted average fair value of option shares granted under the Company’s stock option plans during the fiscal year ended August 31, 2001 was $3.07 for shares granted at the market price and $3.05 for options granted to the CEO. The weighted average fair value of option shares granted during fiscal 2000 and fiscal 1999 was $3.03 and $4.79, respectively.

          The Black-Scholes option-pricing model was used to calculate the weighted average fair value of options granted using the following assumptions for grants for fiscal years 2001, 2000, and 1999:

YEAR ENDED AUGUST 31,           2001    2000    1999
---------------------------     ----    ----   -----
Dividend yield ............     None    None    None
Volatility ................    55.3%   55.3%   55.8%
Expected life (years)......     6.9     4.4     4.3
Risk free rate of return ..     5.7%    5.3%    5.3%

          The estimated fair value of options granted is subject to the assumptions made and if the assumptions were to change, the estimated fair value amounts could be significantly different. The weighted average fair value of options exercised during fiscal years 2001, 2000, and 1999, was $8.58, $8.40, and $7.04, respectively.

11.    EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

          The Company has defined contribution profit sharing plans that qualify under Section 401(k) of the Internal Revenue Code. The plans provide retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 15 percent of their gross wages, subject to certain limitations. The plans provide for matching contributions by the Company. The matching contributions expensed in the years ended August 31, 2001, 2000, and 1999, were $1.8 million, $1.8 million, and $1.7 million, respectively.

Employee Stock Purchase Plan

          The Company has an employee stock purchase plan whereby shares of common stock can be purchased by qualified employees at a price equal to 85 percent of the fair market value of common stock at the time of purchase. A total of 144,035, 142,327, and 66,019 shares were issued under this plan for the fiscal years ended August 31, 2001, 2000, and 1999, respectively. Shares available for issuance under this plan at August 31, 2001 were 730,403. The Company accounts for its employee stock purchase plan under the provisions of APB Opinion 25 and related interpretations.

Deferred Compensation Plan

          During fiscal 2000, the Company established a deferred compensation plan for certain key officers and employees that provides the opportunity for these employees to defer a portion of their compensation until a later date. The Company’s expenses under the deferred compensation plan were $0.2 million during fiscal 2001 and $0.1 million during fiscal 2000. Deferred compensation amounts used to pay benefits are held in a “rabbi trust”, which invests in various mutual funds and/or the Company’s common stock as directed by the participants. The trust assets are recorded in the accompanying consolidated balance sheets because such amounts are subject to the claims of the Company’s creditors. The corresponding deferred compensation liability represents the amounts deferred by participants plus any earnings on the trust assets. The plan’s assets and liabilities, which were approximately $3.1 million and $3.3 million at August 31, 2001 and 2000, respectively, were recorded as components of other long-term assets and other long-term liabilities in the accompanying consolidated balance sheets.

12.      INCOME TAXES

         The provision for income taxes consists of the following (in thousands):

YEAR ENDED AUGUST 31,         2001        2000        1999
------------------------- ----------- ------------ -----------
Current:
    Federal ............   $ (3,259)   $  7,131    $ 12,545
    State ..............        207       1,698       2,046
    Foreign  ...........      2,753       2,907       2,077
Deferred:
    Federal ............        460      (1,440)    (10,422)
    State ..............        106        (334)     (1,700)
                           --------    --------    --------
                           $    267    $  9,962    $  4,546
                           ========    ========    ========

          The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations are as follows:

YEAR ENDED AUGUST 31,          2001      2000     1999
---------------------------  --------  -------  --------
Federal statutory
   tax rate ................  (35.0)%    35.0%   (35.0)%
State income taxes, net
   of federal effect .......    0.9       4.9     (3.5)
Goodwill amortization ......   21.0      56.4     44.6
Effect of foreign losses
   and tax rate differential    6.0      53.3     63.9
Other ......................    9.6      29.8     37.6
                              -----     -----    -----
                                2.5%    179.4%   107.6%
                              =====     =====    =====

          Goodwill amortization consists of non-deductible goodwill generated by the merger with Covey Leadership Center and certain other acquisitions. During the fiscal years ended August 31, 2000 and 1999, the effect of foreign losses is primarily comprised of losses sustained in Japan, Australia, and New Zealand for which no offsetting tax benefit could be recognized due to uncertainties related to future taxable income to offset such losses. Other items are comprised of various non-deductible expenses that occur in the normal course of business, but which had a magnified effect on the tax rate due to decreased taxable income in fiscal years 2001, 2000, and 1999.

          Significant components of the Company’s deferred tax assets and liabilities are comprised of the following (in thousands):

AUGUST 31,                             2001        2000
---------------------------------   ------------ ------------
Deferred income tax assets:
    Inventory and bad debt
        reserves ..................   $  4,767    $  4,700
    Sales returns and
        contingencies .............      2,732       3,648
    Restructuring cost accruals ...        975       2,058
    Vacation and other accruals ...      1,637       2,495
    Deferred compensation .........      1,340       1,310
    Interest and other
        capitalization ............        463         362
    Other .........................        864         141
                                      --------    --------
Total deferred income tax  assets..     12,778      14,714
                                      --------    --------

Deferred income tax liabilities:
    Intangibles and fixed
       asset step-up ..............    (27,833)    (29,342)
    Depreciation and
       amortization ...............     (2,412)     (1,455)
    Other .........................     (3,193)     (3,940)
                                      --------    --------
Total deferred income tax
    liabilities ...................    (33,438)    (34,737)
                                      --------    --------
Net deferred income tax
    liabilities ...................   $(20,660)   $(20,023)
                                      ========    ========

13.     NET LOSS PER COMMON SHARE

         Basic earnings (loss) per share (“EPS”) is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net loss by the weighted average number of common shares outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or "as converted" method, as appropriate. During periods of net loss, all common stock equivalents, including the effect of common shares from the issuance of preferred stock on an "as converted" basis, are excluded from the diluted EPS calculation. Significant components of the numerator and denominator used for basic and diluted EPS were as follows (in thousands, except per share amounts):

YEAR ENDED
AUGUST 31,                         2001        2000        1999
-----------------------------  ----------- ----------- -----------
Net loss ....................   $(11,083)   $ (4,409)   $ (8,772)
Preferred stock dividends ...      8,153       8,005       1,875
                                --------    --------    --------
Net loss attributable to
   common shareholders ......   $(19,236)   $(12,414)   $(10,647)
                                ========    ========    ========
Basic and diluted weighted-
   average shares outstanding     20,199      20,437      20,881
                                ========    ========    ========
Basic and diluted net loss
   per share ................   $   (.95)   $   (.61)   $   (.51)
                                ========    ========    ========

        Due to their antidilutive effect, the following incremental shares from the effect of the preferred stock on an “as converted basis” and options to purchase common stock have been excluded from the diluted EPS calculation:

YEAR ENDED
AUGUST 31,                            2001        2000       1999
--------------------------------  ----------- ----------- -----------

Number of preferred shares
   on an "as converted" basis ..   5,829,689   5,793,529   1,339,286
Common stock equivalents
   from the assumed exercise
   of stock options ............      55,692      82,144     171,929
                                   ---------   ---------   ---------
Total antidilutive shares
   excluded from the EPS
   calculation .................   5,885,381   5,875,673   1,511,215
                                   =========   =========   =========

14.    RESTRUCTURING COSTS

         During the fourth quarter of fiscal 1999, the Company's Board of Directors approved a plan to restructure the Company's operations, reduce its workforce, and formally exit the majority of its leased office space located in Provo, Utah. These changes were intended to align the Company's products, services, and distribution channels in a manner that focuses Company resources on providing integrated training and performance solutions to organizations and individuals. In connection with the restructuring plan, the Company recorded a fourth quarter restructuring charge of $16.3 million, which is included in the accompanying consolidated statement of operations for the fiscal year ended August 31, 1999. Included in the restructuring charge were costs to provide severance and related benefits, as well as costs to formally exit the leased office space. The Company's restructuring plan was substantially completed during fiscal 2000. The components of the accrued restructuring charge and the remaining accrual balances at August 31, 2001 were as follows (in thousands):

                                                  Leased
                                                  Office
                                    Severance   Space Exit
                                      Costs        Costs       Total
                                  ----------- ------------ -----------

Accrued restructuring
   costs at August 31, 2000 ...    $  2,415    $  2,745     $  5,160
Restructuring costs paid ......      (2,114)       (534)      (2,648)
                                   --------    --------     --------
Accrued restructuring
   costs at August 31, 2001 ...    $    301    $  2,211     $  2,512
                                   ========    ========     ========

         As of August 31, 2001, accrued severance costs consisted of expected remaining severance and benefit payments for terminated employees. Remaining accrued leased office space exit costs represent the difference between base rental charges and the offsetting expected sublease revenue receipts. The Company expects that the remaining restructuring accrual will be sufficient to complete its restructuring plan.

        The severance cost accrual was established based upon estimates of factors such as expected time to find other employment, expected benefit payments, and severance payment type. However, primarily due to favorable economic conditions that decreased the average time necessary for terminated employees to find new employment, the Company reassessed its potential liability for remaining severance costs. Accordingly, the Company reduced the severance accrual during fiscal 2000 by $4.9 million to reflect the estimated remaining liability.

15.    STATEMENTS OF CASH FLOWS

         The following supplemental disclosures are provided for the consolidated statements of cash flows (in thousands):

YEAR ENDED AUGUST 31,         2001       2000        1999
---------------------      --------    --------    --------
Cash paid for:
    Income taxes ....      $  1,140    $   (250)   $ 22,701
    Interest ........         5,927       7,353       9,219
                           --------    --------    --------

    Fair value of
       assets acquired     $  4,432    $ 21,444    $ 19,025
    Cash paid for
       net assets ......     (4,432)    (21,444)    (19,025)
                           --------    --------    --------
    Liabilities
       assumed from
       acquisitions ....   $   --      $   --      $   --
                           --------    --------    --------

Tax effect of
   exercise of affiliate
   stock options .......   $     25    $    557    $  1,320
                           --------    --------    --------

Non-Cash Investing and Financing Activities

        On September 1, 2000, the Company contributed substantially all of the assets of its Personal Coaching division to Franklin Covey Coaching, LLC (Note 18), a joint venture formed to provide coaching services. The total value of the assets contributed to form Franklin Covey Coaching, LLC was $18.2 million, net of cash contributed to the joint venture.

        In connection with the credit agreement obtained during fiscal 2001 (Note 5), the Company acquired $33.6 million of notes receivable from the participants of the management common stock loan program, which was previously guaranteed by the Company. The corresponding liability was recorded as a component of long-term debt in the accompanying consolidated balance sheet at August 31, 2001. In addition, due to current economic and entity specific factors, the Company recorded a $1.1 million non-cash reserve against the notes receivable from the participants of the loan program.

        As of August 31, 2001 and 2000, the Company had accrued preferred dividends totaling $2.1 million and $2.0 million, respectively. Subsequent to August 31, 2001, the Company paid the $2.1 million accrued dividend with additional shares of preferred stock. The accrued dividend at August 31, 2000 was paid during fiscal 2001 with cash.

        In connection with the acquisition of DayTracker.com in December 1999 (Note 18), the Company issued $6.0 million of notes payable. The notes payable are due and payable in annual installments through December 2001 (Note 5).

        During fiscal 2000, the Company sold 121,250 shares of its common stock to a former CEO of the Company in consideration for a $0.9 million promissory note.

        At August 31, 2000 and 1999, the Company had accrued $0.7 million and $15.9 million, respectively, for earnout payments in connection with the acquisition of certain entities.

        During fiscal 1999, the Company financed the acquisition of certain software licenses with a note payable to the software vendor for $5.9 million.

16.    SEGMENT INFORMATION

Reportable Segments

        As part of its restructuring initiatives during fiscal 2000, the Company adopted a channel-based view of its operations and has aligned its business operations into the following business segments:

Retail Stores – Includes the sales and operational results of the Company’s 164 domestic retail stores. Although retail store sales primarily consist of products such as planners and handheld electronic devices, virtually any component of the Company’s leadership and productivity solutions can be purchased through the retail store channel.

Catalog/eCommerce – This operating segment includes the sales and operating results of the Company’s catalog operation and its Internet web site at www.franklincovey.com. Nearly all of the Company’s products and services can be purchased through these channels.

Organizational Sales Group (OSG) – The organizational sales group is primarily responsible for the sale and delivery of leadership, productivity, sales performance, and communication training seminars to corporations and certain other organizational clients.

Educational – The educational channel includes the sales and operating results of Premier, a subsidiary that focuses on productivity and effectiveness tools for students and teachers, and includes sales of both products and training to educational institutions from elementary schools to colleges and universities. Operating results of this channel are primarily dependent upon the seasonal sales pattern of Premier, which recognizes the majority of its sales during the Company’s fourth fiscal quarter.

Other – The “other” channel consists primarily of wholesale, government, personal coaching, and commercial printing operations. Financial results from the “other” channel group were affected by the contribution of personal coaching assets to form Franklin Covey Coaching LLC, effective September 1, 2000, and the sale of commercial printing operations at Franklin Covey Printing, which occurred during fiscal 2000.

        The Company’s chief operating decision maker is the CEO. Each of the reportable segments and corporate support departments has an executive vice-president who reports directly to the CEO. The primary measurement tool in segment performance analysis is earnings before interest, taxes, depreciation, and amortization (“EBITDA”), which also approximates cash flows from the operating segments and may not be calculated as similarly titled amounts presented by other companies. The calculation of EBITDA includes the impact of stock option purchase and relocation costs in fiscal 2000 and the equity in earnings of Franklin Covey Coaching, LLC, a newly formed joint venture that began operations on September 1, 2000. Restructuring costs recorded in fiscal 1999 and fiscal 2000 were excluded in the calculation of EBITDA for those respective periods.

        The Company accounts for its segment information on the same basis as the accompanying consolidated financial statements. Prior year information has been restated in order to conform to current year classifications.

SEGMENT INFORMATION
(in thousands)
                                                         Reportable Segments
                              ---------------------------------------------------------------------------
                                                                                                          Corporate,
                                                                                                          Adjustments
Year ended                      Retail      Catalog/                                                          and
August 31, 2001                 Stores     eCommerce       OSG      Educational  International  Other     Eliminations Consolidated
----------------------------- ----------- ------------- ----------- ------------ ----------- ------------ ------------ ------------

Sales to external customers   $ 151,943    $  90,450    $  84,723   $  91,037   $  51,851   $  55,329                 $ 525,333
Intersegment sales ........                                                                    16,957    $ (16,957)
Gross margin ..............      77,027       50,922       58,690      51,842      34,484      28,438       (2,830)     298,573
EBITDA ....................      22,093       26,233       16,742      17,743       6,164      (5,952)     (42,349)      40,674
Depreciation ..............       8,283          513        1,297       1,432       1,044       2,685       10,927       26,181
Amortization ..............         114                     2,524       4,301         536       3,710        8,513       19,698

Capital expenditures ......      16,305          575        1,402       2,162       1,318       3,334        1,931       27,027
Segment assets ............      30,807          347       14,949     114,316      24,137      62,224      288,289      535,069

Year ended
August 31, 2000
---------------------------   ---------    ---------    ---------   ---------   ---------   ---------    ---------    ---------

Sales to external customers   $ 163,305    $ 110,543    $  85,977   $  85,348   $  50,870   $ 106,942                 $ 602,985
Intersegment sales ........                                                                    25,718    $ (25,718)
Gross margin ..............      86,021       54,248       58,205      48,146      32,729      45,484        3,025      327,858
Stock option purchase and
   relocation costs .......                                                                                 11,227       11,227
EBITDA ....................      39,840       25,049       16,352      16,777       2,080      (3,388)     (46,249)      50,461
Depreciation ..............       6,304          293          780       1,102         890       2,601       12,220       24,190
Amortization ..............         607          324        2,600       4,188         686       4,467        8,105       20,977
Significant non-cash items:
   Restructuring charge
   reversals ..............                                                                                 (4,946)      (4,946)

Capital expenditures ......       5,505          365        1,373       2,262       2,488       2,578        9,952       24,523
Segment assets ............      24,189          414       14,895     113,771      24,245      75,584      339,381      592,479

Year ended
August 31, 1999
---------------------------   ---------    ---------    ---------   ---------   ---------   ---------    ---------    ---------

Sales to external customers   $ 140,850    $ 102,335    $  77,496   $  70,798   $  50,611   $ 129,506                 $ 571,596
Intersegment sales ........                                                                    33,669    $ (33,669)
Gross margin ..............      77,374       57,530       52,894      41,042      30,922      49,694         (500)     308,956
EBITDA ....................      35,879       36,617       15,586      17,568       3,233       6,651      (38,746)      76,788
Depreciation ..............       5,688          328          483         736         744       2,459       10,361       20,799
Amortization ..............       1,412                     2,431       3,221       1,318       3,503        6,855       18,740
Significant non-cash items:
   Restructuring charge ...                                                                                 16,282       16,282
   Loss on impaired assets                                  1,555                   2,180       6,172        6,652       16,559

Capital expenditures ......       4,178           29          671       1,596       2,647         895       12,980       22,996
Segment assets ............      20,373          361       15,173      96,080      22,249      73,472      395,595      623,303

        The primary measurement tool in segment performance analysis is EBITDA. Interest expense is primarily generated at the corporate level and is not allocated to the reporting segments. Income taxes are likewise calculated and paid on a corporate level (except for entities that operate within foreign jurisdictions) and are not allocated to reportable segments. Due to the nature of stock option purchase and relocation costs, they were not charged to reportable segments during fiscal 2000. Likewise, the restructuring charges recorded in fiscal 1999 and fiscal 2000 were not allocated to the reporting segments in order to enhance comparability between periods. A reconciliation of reportable segment EBITDA to consolidated EBITDA is presented below (in thousands):

YEAR ENDED AUGUST 31,          2001         2000        1999
----------------------    ----------- ------------ -----------
Reportable segment
   EBITDA ..............   $  83,023    $  96,710    $ 115,534
Corporate expenses .....     (42,349)     (35,408)     (37,701)
Reserve on management
   common stock loan
   program .............       1,052
Stock option purchase
   and relocation costs                   (11,227)
Intercompany rent
   charges .............       5,712        6,652        6,844
   Other ...............      (6,764)      (6,266)      (7,889)
                           ---------    ---------    ---------
Consolidated EBITDA ....   $  40,674    $  50,461    $  76,788
                           =========    =========    =========

        The majority of the increase in corporate expenses was due to a change in allocation of certain manufacturing costs that was initiated during fiscal 2001. Due to the nature of the allocation change, it was impractical to restate prior periods in the foregoing table.

        Corporate assets such as cash, accounts receivable, and other assets are not generally allocated to reportable segments for business analysis purposes. However, inventories, goodwill, and identifiable fixed assets are classified by segment. A reconciliation of segment assets to consolidated assets is as follows (in thousands):

YEAR ENDED AUGUST 31,          2001        2000        1999
------------------------- ----------- ------------ -----------
Reportable segment
   assets ..............    $246,780    $253,098     $227,708
Corporate assets .......     321,359     350,475      444,296
Intercompany
   accounts receivable..     (33,070)    (11,094)     (48,702)
                          ----------- ------------ -----------
Consolidated assets ....    $535,069    $592,479     $623,302
                          =========== ===========  ===========

Enterprise-Wide Information

        The Company’s revenues are derived primarily from the United States. However, the Company operates direct offices or contracts with licensees to provide products and services to various countries throughout the world. The Company’s consolidated revenues and long-lived assets by geographic region are as follows (in thousands):

YEAR ENDED
AUGUST 31,                   2001       2000       1999
-----------------------  ---------- ----------- ----------
Sales:
    United States .....   $462,943   $541,250   $511,484
    Americas ..........     30,799     29,153     24,804
    Japan/Greater China     16,567     14,585     16,692
    Europe/Middle East       8,704      8,446      8,515
    Australia .........      3,108      7,032      6,737
    Others ............      3,212      2,519      3,364
                          --------   --------   --------
                          $525,333   $602,985   $571,596
                          ========   ========   ========

Long-Lived Assets:
    United States .....   $347,895   $379,323   $393,354
    Americas ..........     14,033     11,434      9,722
    Japan/Greater China      6,142      7,038      6,346
    Europe/Middle East         396        503        558
    Australia .........        926      1,146      1,677
                          --------   --------   --------
                          $369,392   $399,444   $411,657
                          ========   ========   ========

        Amounts reported under the “Americas” caption include North and South America except the United States. The Australia caption includes information from Australia, New Zealand, and neighboring countries such as Indonesia and Malaysia. Intersegment sales are immaterial and eliminated upon consolidation.

17.    MANAGEMENT COMMON STOCK LOAN PROGRAM

        During fiscal 2000, the Company implemented an incentive-based compensation program that included a loan program from external lenders to certain management personnel for the purpose of purchasing shares of the Company’s common stock. The program gave management of the Company the opportunity to purchase shares of the Company’s common stock on the open market, and from shares purchased by and from the Company, by borrowing on a full-recourse basis from the external lenders. The loan program closed during fiscal 2001 with 3,825,000 shares purchased for a total cost of $33.6 million. Although interest accrues over the life of the loans, no interest payments are due from participants until the loans mature in March 2005. As part of the credit agreement obtained in fiscal 2001 (Note 5), the Company recorded the notes receivable from participants of the program as a component of shareholders’ equity in the accompanying fiscal 2001 consolidated balance sheet. Under terms of the new credit agreement, the Company will now be the lender on these full-recourse notes from the participants of the loan program. The corresponding liability was included as a component of long-term debt in the accompanying fiscal 2001 consolidated balance sheet. At August 31, 2001, the participant loans exceeded the value of the common stock held by the participants by $18.9 million. All participants have agreed to repay the Company for any loss incurred on their loans. The Company regularly evaluates the creditworthiness of participants and their ability to repay the loans. In fiscal 2001, due to economic and entity specific factors, the Company established a loan loss reserve by recording a non-cash charge of $1.1 million, which was included in the operating results of the Company for fiscal 2001.

        In addition, the Company paid $2.2 million to the previous lender for interest on behalf of the loan participants. The participants will repay this amount to the Company when the loans, including all accrued interest, mature in March 2005. Accordingly, this transaction was recorded as a component of notes and interest receivable from sales of common stock to related parties in the accompanying consolidated balance sheet for fiscal 2001.

18.    ACQUISITION AND DIVESTING ACTIVITIES

Fiscal 2001

        Effective September 1, 2000, the Company entered into a joint venture agreement with American Marketing Systems, Inc. (“AMS”), a significant customer of the Company’s Personal Coaching division. The new company, Franklin Covey Coaching, LLC, will continue to provide personal coaching services for the Company’s customers. Under terms of the joint venture agreement, the Company and AMS each own 50 percent of Franklin Covey Coaching, LLC and are equally represented in the management of the new company. The terms of the joint venture agreement also require coaching earnings on the Company’s programs to achieve specified thresholds over the next four years, or the agreement could be subject to termination at the option of AMS. The Company contributed substantially all of the net assets of the Personal Coaching division to form the new entity, which resulted in a contribution basis difference of approximately $9.0 million. The basis difference will be amortized over a 20-year period and will offset a portion of the Company’s share of Franklin Covey Coaching’s earnings. The Company expects that the new venture will broaden the curricula and services currently offered in order to grow the personal coaching business over the long term, while maintaining a substantial portion of the Company’s current earnings from coaching services. The Company’s share of the joint venture’s earnings was reported as “equity in earnings of unconsolidated subsidiary” in the accompanying consolidated statement of operations for fiscal 2001.

        During April 2001, the Company purchased the Project Consulting Group for $1.5 million in cash. The Project Consulting Group provides project consulting, project management, and project methodology training services. The purchase was accounted for using the purchase method of accounting and resulted in $1.5 million of goodwill and related intangible assets.

Fiscal 2000

        As of February 28, 2000, the Company sold the assets and substantially all of the business of its commercial printing division of Publishers Press. The Company has retained printing operations necessary for the production of its planners and other related products (now “Franklin Covey Printing”). The final sales price, after adjustments under terms of the purchase agreement, was $13.4 million and consisted of $11.0 million in cash and a $2.4 million note payable to the Company over five years. Net cash proceeds to the Company from the sale totaled $6.4 million. The note payable is secured by property and other assets specified in the purchase agreement. The Company also recognized a $0.3 million gain from the sale of these assets, which is included as a component of net other expense in the accompanying consolidated statement of operations for the fiscal year ended August 31, 2000.

        In December 1999, the Company purchased a majority interest in DayTracker.com, an on-line provider of scheduling and calendar services. The total purchase price was $11.0 million in cash and notes payable. The acquisition was accounted for using the purchase method of accounting and resulted in $9.0 million of goodwill and intangible assets that are being amortized on a straight-line basis over five years. The acquired web site and its on-line scheduling and organizational services can be accessed on the Internet at www.franklinplanner.com.

        During September 1999, the Company acquired the assets of the Professional Resources Organization (the Jack Phillips Group) for $1.5 million in cash. The Professional Resources Organization is a leading measurement assessment firm specializing in measuring the impact and return on investment of training and consulting programs. The acquisition was accounted for using the purchase method of accounting and resulted in $1.5 million of goodwill and intangible assets.

Fiscal 1999

        In January 1999, the Company acquired the assets of Khalsa Associates for $2.7 million in cash. Khalsa Associates is a leading sales training company. The acquisition was accounted for using the purchase method of accounting and resulted in $2.7 million of goodwill and intangible assets.

19.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The unaudited quarterly financial information included in Item 7 of Part II of this Form 10-K is an integral part of the consolidated financial statements.

20.    SUBSEQUENT EVENTS

Sale of Premier Agendas

        On November 13, 2001, the Company signed a definitive agreement to sell Premier Agendas, a wholly owned subsidiary that provides productivity and learning solutions to the educational industry. The sales price is $152.5 million in cash. In addition, the Company will retain approximately $13.0 million of Premier’s working capital. The transaction is subject to regulatory approval and other customary closing conditions. The Company expects to recognize a significant gain from the sale of Premier and anticipates that the sale will be completed during the second quarter of fiscal 2002. The Company anticipates utilizing the majority of the proceeds of the sale to pay the term loan and revolving line of credit in full (Note 5), settle the $4.6 million interest rate swap liability (Note 7), and to fund a tender offer for shares of the Company's common stock (see below). Although a definitive agreement has been signed for the sale of Premier, there can be no assurance that the sale will be completed for the disclosed price and during the expected timeframe.

Tender Offer

        On November 26, 2001, the Company filed a tender offer statement with the Securities and Exchange Commission to purchase up to 7,333,333 shares of its common stock at a purchase price of $6.00 per share. The tender offer is subject to the completion of the sale of Premier and subsequent retirement of the Company’s existing credit facilities, as well as other customary conditions set forth in the tender offer statement.

Effects of September 11, 2001 Terrorist Attacks

        On September 11, 2001, major terrorist attacks occurred in New York City and Washington, D.C. Although the economy in the United States was already slowing prior to September 11, 2001, the magnitude of these attacks was unprecedented in their effects upon the United States and its economy. Immediately following the attacks, a series of events occurred, including the closure of airports and shopping malls, which had a material impact upon the Company’s operations during the first quarter of fiscal 2002. The Company was not aware of any significant instances of destruction or impairment of its assets, but the inability of sales and training personnel to travel and stores to open in certain mall locations, had adverse financial consequences to the Company during the first quarter of fiscal 2002.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item is incorporated by reference to the sections titled “Election of Directors,” “Executive Officers” and “Executive Compensation” in the Company’s definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 11, 2002. The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

Item 11.   Executive Compensation

        The information required by the Item is incorporated by reference to the sections titled “Election of Directors - Director Compensation” and “Executive Compensation” in the Company’s definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 11, 2002.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is incorporated by reference to the section titled “Principal Holders of Voting Securities” in the Company’s definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 11, 2002.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference to the section titled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 11, 2002.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents Filed

       1.  Financial Statements.  The following Consolidated Financial Statements of the Company and Report of Independent Public Accountants or the year ended August 31, 2001, are included herewith:

  Report of Independent Public Accountants
  Consolidated Balance Sheets at August 31, 2001 and 2000
  Consolidated Statements of Operations and Comprehensive Loss for the years ended August 31, 2001, 2000, and 1999
  Consolidated Statements of Shareholders' Equity for the years ended August 31, 2001, 2000 and 1999
  Consolidated Statements of Cash Flows for the years ended August 31, 2001, 2000 and 1999
  Notes to Consolidated Financial Statements

       2.    Exhibit List.

Exhibit No.	Exhibit	Incorporated by Reference	Filed Herewith

3.1	Revised Articles of Incorporation of the Registrant	(1)

3.2	Amended and Restated Bylaws of the Registrant	(1)

3.3	Articles of Amendment to Revised Articles of Incorporation of the Registrant (filed as Exhibit 2 to Schedule 13D)	(5)

4.1	Specimen Certificate of the Registrant's Common Stock, par value $.05 per share	(2)

4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999 (filed as Exhibits 1 and 3 to Schedule 13D)	(5)

4.3	Registration Rights Agreement, dated June 2, 1999 (filed as Exhibit 4 to Schedule 13D)	(5)

10.1	Amended and Restated 1992 Employee Stock Purchase Plan	(3)

10.2	First Amendment to Amended and Restated 1992 Stock Incentive Plan	(4)

10.4	Forms of Nonstatutory Stock Options	(1)

10.5	Amended and Restated 2000 Employee Stock Purchase Plan	(6)

10.6	Limited Liability Company Agreement of Franklin Covey Coaching LLC, dated September 1, 2000	(7)

10.7	Employment Agreement between Franklin Covey Co. and Robert A. Whitman	(8)

10.8	Waiver of Breach of Covenant, between Franklin Covey Co. and Bank One, NA and Zions First National Bank, dated April 1, 2001	(9)

10.9	Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation and EDS Information Services LLC, dated April 1, 2001	(10)

10.10	Additional Services Addendum #1 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation and EDS Information Services LLC, dated June 30, 2001	(10)

10.11	Amendment #2 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation and EDS Information Services LLC, dated June 30, 2001	(10)

10.12	Interest Transfer Agreement between Bank One, NA and Franklin Covey Co., dated May 3, 2001	(10)

10.13	Fourth Amendment to Facility and Guaranty Agreement among Franklin Covey Co., Bank One, NA as Agent, and the Financial Institutions Signatory Hereto	(10)

10.14	Credit Agreement among Franklin Covey Co., and Bank One, NA, Zions First National Bank, and Banc One Capital Markets,Inc., dated July 10, 2001	**

10.15	Purchase Agreement By and Among Franklin Covey Co., Franklin Covey Canada Ltd., School Specialty, Inc., and 3956831 Canada, Inc., dated November 13, 2001	**

21	Subsidiaries of the Registrant	**

23	Consent of Independent Public Accountants	**

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.
(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.
(3)	Incorporated by reference to Report on Form 10-K filed November 27, 1992, for the year ended August 31,1992.
(4)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on January 3, 1994, Registration No. 33-73728.
(5)	Incorporated by reference to Schedule 13D(CUSIP No. 534691090 as filed with the Commission on June 2, 1999)
(6)	Incorporated by reference to Report on Form S-8 filed with the Commission on May 31, 2000, Registration No. 333-38172.
(7)	Incorporated by reference to Report on Form 10-K filed November 29, 2000, for the year ended August 31, 2000.
(8)	Incorporated by reference to Report on Form 10K/A filed January 11, 2001, for the year ended August 31, 2000.
(9)	Incorporated by reference to Report on Form 10-Q filed April 10, 2001, for the quarter ended February 24, 2001.
(10)	Incorporated by reference to Report on Form 10-Q filed July 10, 2001, for the quarter ended May 26, 2001.
**	Filed herewith and attached to this report.

(b)   Reports on Form 8-K

        None.

(c)   Exhibits

         Exhibits to this Report are attached following hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 29, 2001.

FRANKLIN COVEY CO.

By: /s/ ROBERT A. WHITMAN
Robert A. Whitman, Chief Executive Officer and Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT A. WHITMAN	Chairman of the Board and Chief Executive Officer	November 29, 2001
Robert A. Whitman

/s/ HYRUM W. SMITH	Vice-Chairman of the Board	November 29, 2001
Hyrum W. Smith

/s/ STEPHEN R. COVEY	Vice-Chairman of the Board	November 29, 2001
Stephen R. Covey

/s/ STEPHEN M. R. COVEY	Executive Vice President and Director	November 29, 2001
Stephen M. R. Covey

/s/ STEPHEN D. YOUNG	Senior Vice President, Controller and Chief Accounting Officer	November 29, 2001
Stephen D. Young

/s/ ROBERT H. DAINES	Director	November 29, 2001
Robert H. Daines

/s/ E. J. "JAKE" GARN	Director	November 29, 2001
E. J. "Jake" Garn

/s/ DENNIS G. HEINER	Director	November 29, 2001
Dennis G. Heiner

/s/ BRIAN A. KRISAK	Director	November 29, 2001
Brian A. Krisak

/s/ DONALD J. MCNAMARA	Director	November 29, 2001
Donald J. McNamara

/s/ JOEL C. PETERSON	Director	November 29, 2001
Joel C. Peterson

/s/ E. KAY STEPP	Director	November 29, 2001
E. Kay Stepp