Form 10-Q
period 2001-11-24
FRANKLIN COVEY CO
filed 2002-01-10
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————

FORM 10-Q

——————

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2001

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

Yes [X]  No [  ]

The total number of shares of the registrant’s Common Stock outstanding on January 3, 2002 was 19,881,533

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

                                                            November 24,        August 31,
                                                               2001                2001
                                                           ---------------    --------------
                                                                     (unaudited)
ASSETS
------
Current assets:
      Cash and cash equivalents                              $   17,208         $   14,864
      Accounts receivable, less allowance for doubtful
         accounts of $1,708 and $1,799, respectively             25,974             26,639
      Inventories                                                50,224             42,035
      Income taxes receivable                                    15,523              1,411
      Other current assets                                       24,980             25,167
      Assets of discontinued operations                          67,365            109,063
                                                             ----------         ----------
      Total current assets                                      201,274            219,179

Property and equipment, net                                      98,916            103,840
Intangible assets, net                                          117,238            118,626
Goodwill, net                                                    61,784             61,954
Investment in unconsolidated subsidiary                          15,620             16,910
Other long-term assets                                           15,117             15,971
                                                             ----------         ----------
                                                             $  509,949         $  536,480
                                                             ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Lines of credit                                        $   38,980         $
      Accounts payable                                           18,826             19,493
      Current portion of long-term debt and capital
         lease obligations                                       59,752             11,954
      Other current liabilities                                  45,568             40,166
      Liabilities of discontinued operations                     12,019             34,806
                                                             ----------         ----------
      Total current liabilities                                 175,145            106,419

Line of credit                                                                      35,576
Long-term debt, less current portion                              1,461             49,527
Other liabilities                                                 8,477              7,755
Deferred income taxes                                            27,321             27,321
                                                             ----------         ----------
      Total liabilities                                         212,404            226,598
                                                             ----------         ----------

Shareholders' equity:
      Preferred stock - Series A, no par value;
         convertible into common stock at $14 per share;
         liquidation preference totaling $87,345 at
         November 24, 2001; 4,000,000 shares authorized,
         852,150 shares and 831,365 shares issued,
         respectively, at $100 per share                         85,073             82,995
      Common stock, $0.05 par value; 40,000,000 shares
         authorized, 27,055,894 shares issued                     1,353              1,353
      Additional paid-in capital                                223,507            223,898
      Retained earnings                                         139,693            167,475
      Notes and interest receivable from sales of common
         stock to related parties                               (26,802)           (35,977)
      Accumulated other comprehensive loss                         (216)            (4,681)
      Treasury stock at cost, 7,174,376 and 7,215,363
         shares, respectively                                  (123,848)          (124,395)
      Accumulated other comprehensive loss from
         discontinued operations                                 (1,215)              (786)
                                                             ----------         ----------
      Total shareholders' equity                                297,545            309,882
                                                             ----------         ----------
                                                             $  509,949         $  536,480
                                                             ==========         ==========

(See Notes to Consolidated Condensed Financial Statements.)

FRANKLIN COVEY CO.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                              Quarter Ended
                                                 ----------------------------------------
                                                 November 24, 2001    November 25, 2000
                                                 ------------------   ------------------
                                                               (unaudited)

Net sales:
      Products                                      $     58,184         $     87,273
      Training and services                               26,156               38,343
                                                    ------------         ------------
                                                          84,340              125,616
                                                    ------------         ------------
Cost of sales:
      Products                                            27,192               38,021
      Training and services                                9,661               12,123
                                                    ------------         ------------
                                                          36,853               50,144
                                                    ------------         ------------
Gross margin                                              47,487               75,472

Selling, general, and administrative                      56,504               56,002
Provision for losses on management stock loans             9,971
Impairment of investment in unconsolidated
   subsidiary                                              1,861
Depreciation                                               8,277                6,066
Amortization                                               1,396                3,249
                                                    ------------         ------------
Income (loss) from operations                            (30,522)              10,155

Equity in earnings of unconsolidated subsidiary              863                  885
Interest income                                              851                  164
Interest expense                                          (2,166)              (1,778)
Loss on interest rate swap agreement                      (5,126)
                                                    ------------         ------------
Income (loss) from continuing operations before
   benefit (provision) for income taxes                  (36,100)               9,426

Benefit (provision) for income taxes                      14,440               (5,005)
                                                    ------------         ------------

Income (loss) from continuing operations                 (21,660)               4,421
Loss from discontinued operations, net of tax
   benefits totaling $2,661 and $3,499,
   respectively (Note 3)                                  (3,992)              (3,091)
                                                    ------------         ------------
Net income (loss)                                        (25,652)               1,330
Preferred stock dividends                                 (2,130)              (2,028)
                                                    ------------         ------------
Net loss attributable to common shareholders        $    (27,782)        $       (698)
                                                    ============         ============
Basic and diluted earnings (loss) per share
   from continuing operations                       $      (1.09)        $        .21
Basic and diluted loss per share from
   discontinued operations, net of tax                      (.20)                (.15)
                                                    ------------         ------------
Basic and diluted earnings (loss) per share                (1.29)                 .06
Basic and diluted preferred stock dividends per
   share                                                    (.11)                (.09)
                                                     ------------         ------------
Basic and diluted net loss attributable to common
   shareholders per share                            $      (1.40)        $       (.03)
                                                     ============         ============
Weighted average number of common and common
equivalent shares:
        Basic                                              19,856               20,647
        Diluted                                            19,856               20,717

(See Notes to Consolidated Condensed Financial Statements.)

FRANKLIN COVEY CO.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                           Quarter Ended
                                                                 ---------------------------------
                                                                   November 24,      November 25,
                                                                      2001              2000
                                                                 ----------------  ---------------
                                                                            (unaudited)
Cash flows from operating activities:
     Net income (loss)                                              $ (25,652)      $   1,330
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                  9,443          11,271
         Provision for losses on management stock loans                 9,971
         Loss on interest rate swap agreement                           5,126
         Impairment of investment in unconsolidated subsidiary          1,861
         Equity in earnings of unconsolidated subsidiary                 (863)           (885)
         Loss on disposal of assets                                     1,481
         Other                                                           (241)             93
         Changes in assets and liabilities:
           Decrease in accounts receivable                             41,155          32,803
           Increase in inventories                                     (7,923)         (9,987)
           Decrease (increase) in other assets and other
             long-term liabilities                                      1,844          (1,414)
           Decrease in accounts payable and accrued liabilities        (5,392)         (8,465)
           Increase (decrease) in income taxes payable                (17,302)            615
                                                                    ---------       ---------
     Net cash provided by operating activities                         13,508          25,361
                                                                    ---------       ---------
Cash flows from investing activities:
     Formation of joint venture                                                          (289)
     Purchases of property and equipment                               (4,095)         (9,437)
                                                                    ---------       ---------
     Net cash used for investing activities                            (4,095)         (9,726)
                                                                    ---------       ---------
Cash flows from financing activities:
     Net decrease in short-term borrowings                             (9,750)        (11,522)
     Proceeds from long-term debt and line of credit                    4,238           3,000
     Principal payments on long-term debt and capital lease
       obligations                                                     (1,135)         (4,064)
     Purchases of common stock for treasury                                               (85)
     Proceeds from treasury stock issuance                                156             328
     Payment of preferred stock dividends                                              (2,028)
                                                                    ---------       ----------
     Net cash used for financing activities                            (6,491)        (14,371)
                                                                    ---------       ---------
Effect of foreign currency exchange rates                                (578)           (331)
                                                                    ---------       ---------
     Net increase in cash and cash equivalents                          2,344             933

Cash and cash equivalents at beginning of period                       14,864          21,242
                                                                    ---------       ---------
Cash and cash equivalents at end of period                          $  17,208       $  22,175
                                                                    =========       =========
Supplemental disclosure of cash flow information:
     Interest paid                                                  $   2,233       $   1,661
                                                                    =========       =========
     Income taxes paid                                              $     315       $     828
                                                                    =========       =========
Non-cash investing and financing activities:
     Accrued preferred stock dividends                              $   2,130       $   2,028
     Preferred stock dividends paid with additional shares
       of preferred stock                                               2,078
     Net assets contributed to form joint venture, net of
       cash contributed                                                                18,234

(See Notes to Consolidated Condensed Financial Statements.)

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

        The accompanying unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. The Company suggests the information included in this Report on Form 10-Q be read in conjunction with the financial statements and related notes included in the Company’s Annual Report to Shareholders for the fiscal year ended August 31, 2001.

        The Company utilizes a modified 52/53 week fiscal year that ends on August 31. Corresponding quarterly periods generally consist of 13-week periods that end on November 24, 2001, February 23, 2002, and May 25, 2002 during fiscal 2002. Due to the modified 52/53 week fiscal year, the quarter ended November 24, 2001 had one less business day than the quarter ended November 25, 2000.

         The results of operations for the quarter ended November 24, 2001 are not necessarily indicative of results for the entire fiscal year ending August 31, 2002.

         During the quarter ended November 24, 2001, the Company early adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" to account for the sale of Premier Agendas (Note 3). SFAS No. 144 supersedes SFAS No. 121 and various provisions of Accounting Principles Board Opinion No. 30.

        In order to conform with the current period presentation, certain reclassifications have been made in the prior period financial statements. Due to the presentation of discontinued operations for the sale of Premier Agendas, all periods in the accompanying consolidated condensed financial statements have been presented on a comparable basis.

NOTE 2 – EFFECTS OF SEPTEMBER 11, 2001 TERRORIST ATTACKS

        On September 11, 2001, major terrorist attacks occurred in New York City, Washington, D.C., and Pennsylvania. Although the United States economy was already slowing prior to September 11, 2001, the magnitude of these attacks was unprecedented in their effects upon the United States and its economy. Immediately following the attacks, a series of events occurred, including the closure of airports and shopping malls, which had a material impact upon the Company’s operations. The Company did not realize any significant destruction or impairment of its physical assets as a result of the attacks, but the inability of sales and training personnel to travel, the restrictions on store operations in some malls, and the financial and personnel losses at some of the Company’s clients, resulted in adverse financial consequences to the Company during the first quarter of fiscal 2002.

NOTE 3 – SALE OF PREMIER AGENDAS

        On November 13, 2001, the Company signed a definitive agreement to sell Premier Agendas, Inc., a wholly owned subsidiary located in Bellingham, Washington, and Premier School Agendas Ltd., a wholly owned subsidiary organized in Ontario, Canada, (collectively, “Premier”) to School Specialty, Inc., a Wisconsin-based company which specializes in providing products and services to students and schools. Premier provided productivity and leadership solutions to the educational industry. The necessary regulatory approvals were obtained and the transaction closed on December 21, 2001. The sales price was $152.5 million in cash plus the retention of approximately $13.0 million of Premier’s working capital as of December 21, 2001, which will be received in the form of cash dividends from Premier and a promissory note from the purchaser, which is due and payable in June 2002. The Company also agreed to not compete with School Specialty in marketing and selling student planners directly to schools and school districts subsequent to the closing. Under the terms of its existing credit facilities, the Company used $92.3 million of the proceeds from the sale to pay off and terminate its term loan and revolving credit line. In connection with this prepayment, the Company was also required to settle an outstanding interest rate swap agreement it had entered into with respect to a portion of these debt facilities (Note 8). The Company will recognize a gain of approximately $80.0 million on the sale of Premier during the Company’s second quarter of fiscal 2002.

        The carrying amounts of Premier’s assets and liabilities, which are disclosed as discontinued operations in the accompanying consolidated condensed balance sheets, were as follows (in thousands):

                                                        Balance at             Balance at
               Description                          November 24, 2001        August 31, 2001
        --------------------------------------    ---------------------   ---------------------

        Accounts receivable, net                     $    11,698              $    52,188
        Inventories                                        2,872                    3,138
        Other current assets                               1,515                    1,646
        Property and equipment, net                        6,515                    6,866
        Intangible assets, net                             6,140                    6,266
        Goodwill, net                                     38,625                   38,959
                                                     -----------              -----------
             Total assets of discontinued
               operations                            $    67,365              $   109,063
                                                     ===========              ===========

        Line of credit                               $                        $     9,750
        Accounts payable                                   1,039                    7,178
        Current portion of long-term debt and
           capital lease obligations                       1,740                    1,720
        Income taxes payable                               1,028                    4,219
        Other current liabilities                          4,332                    8,005
        Long-term debt, less current portion                 359                      413
        Deferred income taxes                              3,521                    3,521
                                                     -----------              -----------
             Total liabilities of discontinued
                operations                           $    12,019              $    34,806
                                                     ===========              ===========

         Premier recorded $4.6 million of net sales and recognized a pretax loss of $6.3 million for the quarter ended November 24, 2001 compared to $3.5 million of net sales and a pretax loss totaling $6.6 million for the quarter ended November 25, 2000. The operating results of Premier are recorded as loss from discontinued operations, net of tax, in the accompanying consolidated condensed statements of operations. The operating results of Premier were historically included in the education segment for segment reporting purposes (Note 11).

         The following table sets forth selected consolidated financial data for the prior two fiscal years to present Premier as discontinued operations consistent with quarterly presentations (in thousands):

                                                  Fiscal Year Ended     Fiscal Year Ended
                                                   August 31, 2001       August 31, 2000
                                                 -------------------   --------------------

        Net sales                                    $    439,781          $    522,630
        Gross margin                                      249,799               279,866

        Loss from continuing operations                   (16,457)               (9,014)
        Income from discontinued operations,
           net of tax                                       5,374                 4,605
                                                     ------------          ------------
        Net loss                                          (11,083)               (4,409)
        Preferred stock dividends                          (8,153)               (8,005)
                                                     ------------          ------------
        Net loss attributable to
           common shareholders                       $    (19,236)         $    (12,414)
                                                     ============          ============

        Basic and diluted loss per share
           from continuing operations                $       (.82)         $       (.44)
        Basic and diluted earnings per
           share from discontinued operations                 .27                   .22
                                                     ------------          ------------
        Basic and diluted loss per share                     (.55)                 (.22)
        Basic and diluted preferred stock
           dividends per share                               (.40)                 (.39)
                                                     ------------          ------------
        Basic and diluted net loss attributable
           to common shareholders per share          $       (.95)         $       (.61)
                                                     ============          ============

        Basic and diluted weighted average
           number of common shares outstanding             20,199                20,437
                                                     ============          ============

NOTE 4 – INVENTORIES

         Inventories of continuing operations were comprised of the following (in thousands):

                             November 24,            August 31,
                                 2001                   2001
                            -------------           ------------

        Finished goods       $    37,812            $    30,659
        Work in process            1,458                  1,507
        Raw materials             10,954                  9,869
                             -----------            -----------

                             $    50,224            $    42,035
                             ===========            ===========

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

        Effective September 1, 2001, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 eliminate the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and requires such assets to be tested for impairment and to be written down to fair value, if necessary. At September 1, 2001 (the testing date), the Company had net goodwill and other intangible assets totaling $225.8 million, including Premier. The Company is currently in the process of valuing its goodwill and other intangible assets based upon the new rules and may be required to record a material charge in fiscal 2002 as a result of adopting the provisions of SFAS No. 142.

        If the provisions of SFAS No. 142 were in effect at September 1, 2000, the Company would have recognized the following financial results for the quarter ended November 25, 2000. Amounts presented below were adjusted to reflect Premier as a discontinued operation for enhanced comparability to amounts reported in the accompanying consolidated condensed statement of operations for the first fiscal quarter of 2002 (in thousands).

                                                       Quarter Ended
                                                     November 25, 2000
                                                   ------------------------

        Amortization                                    $       1,494
        Income from continuing operations                       5,244
        Loss from discontinued operations,
          net of tax benefit                                   (2,638)

        Net income available to common
          shareholders                                            578

        Basic and diluted net income available to
          common shareholders per share                 $         .03

         At September 1, 2001 the Company had $42.3 million of net book value assigned to the Covey and Premier trade names, which were defined as intangible assets with indefinite lives. In addition, $10.9 million of net intangibles attributable to sales forces from various acquisitions were reclassified to goodwill in accordance with guidance in SFAS No. 142.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

         Effective September 1, 2000, the Company entered into a joint venture agreement with American Marketing Systems ("AMS") to form Franklin Covey Coaching, LLC. Each partner owns 50 percent of the joint venture and participates equally in its management. The Company accounts for its investment in Franklin Covey Coaching, LLC using the equity method of accounting and reports its share of the joint venture's net income as equity in earnings of an unconsolidated subsidiary. The Company's share of the joint venture's earnings totaled $0.9 million during the first quarter of fiscal 2002, compared to $0.9 million for the comparable quarter of the prior year. Summarized financial information for Franklin Covey Coaching, LLC was as follows for the periods indicated (in thousands):

                                            Quarter Ended
                                    ----------------------------------

                                     November 24,       November 25,
                                        2001                 2000
                                    ---------------     --------------

        Net sales                   $   5,854           $   5,016
        Gross profit                    3,800               3,334
        Net income                      1,945               1,770

        Under terms of the joint venture agreement, the coaching programs contributed by the Company are required to achieve minimum earnings thresholds over the next four years, or the joint venture agreement is subject to termination at the option of AMS. For fiscal 2002, the Company’s coaching programs are required to achieve $3.2 million in earnings before interest, taxes, depreciation, and amortization. As of November 24, 2001, the Company’s coaching program earnings applicable to the threshold were $0.3 million. The Company has evaluated its investment in Franklin Covey Coaching, LLC by considering probable future cash flows based upon earnings trends and the likelihood of a contract revision or termination by AMS. As a result of this evaluation, the Company recorded an impairment charge of $1.9 million during the first quarter of fiscal 2002. As future information regarding the Company’s investment in Franklin Covey Coaching, LLC becomes available, further impairment charges may be recorded by the Company. As of November 24, 2001, the Company’s net investment in Franklin Covey Coaching, LLC totaled $15.6 million.

NOTE 7 – LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS

        During the fourth quarter of fiscal 2001, the Company entered into a new credit agreement with its lenders. The new credit agreement is comprised of a $69.0 million term loan and a $45.6 million revolving credit facility, both of which expire in May 2004. Combined with an existing $17.0 million line of credit that expired in December 2001, the Company had lines of credit available for working capital needs totaling $62.6 million, of which $23.6 million was available at November 24, 2001. The line of credit agreements required the Company to maintain certain financial ratios and working capital levels. Based upon the operating results during the first quarter of fiscal 2002, the Company was not in compliance with the terms of its line of credit agreements at November 24, 2001. The Company did not obtain waivers of non-compliance from its lenders and has classified all amounts outstanding on its existing credit agreement as current liabilities in the accompanying consolidated condensed balance sheet as of November 24, 2001. On December 21, 2001, the Company used $92.3 million of the proceeds from the sale of Premier (Note 3) to pay all amounts outstanding on its existing line of credit agreements. As a result of this prepayment, the existing line of credit agreement was terminated and the Company has not obtained a new credit agreement. Following the payment and termination of its lines of credit, the Company’s remaining debt consists primarily of long-term mortgages on the Company’s buildings and property.

NOTE 8 – ACCOUNTING FOR DERIVATIVE INSTRUMENTS

        During the normal course of business, the Company is exposed to interest rate and foreign currency exchange risks. To manage risks associated with interest and foreign currency exchange rates, the Company makes limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, the Company’s derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into derivative contracts for trading or speculative purposes, nor is the Company party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument and, thus, are not a measure of the exposure to the Company through its use of derivatives. The Company enters into derivative agreements with highly rated counterparties and the Company does not expect to incur any losses resulting from non-performance by other parties.

Interest Rate Risk Management

        As of November 24, 2001, the Company’s debt balances consisted of both fixed and variable rate instruments. In order to reduce the effects of interest rate fluctuations on the Company’s operations, the Company has utilized an interest rate swap agreement. Generally, under interest rate swaps, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to a contracted notional amount. The Company designates interest rate swap agreements as hedges of risks associated with specific assets, liabilities, or future commitments, and these contracts are monitored to determine whether the underlying agreements remain effective hedges. The interest rate differential on interest rate swaps is recognized as a component of interest expense or income over the term of the agreement.

        In connection with the management loan program completed in fiscal 2001, the Company entered into an interest rate swap agreement to lock an interest rate for loan participants. As a result of the new credit agreement obtained in fiscal 2001, the notes receivable from loan participants and the interest rate swap agreement were acquired by the Company and recorded on the Company’s consolidated balance sheet. The interest rate swap agreement allows the Company to pay a fixed rate and receive a floating rate from the counterparty through the term of agreement, which expires in March 2005. However, due to terms of the Company’s existing credit agreement, the Company was obligated to use a portion of the proceeds from the sale of Premier to retire all outstanding debt, including the amount related to the management stock loan. As a result of this transaction, the underlying obligation of the interest rate swap agreement was retired and the existing interest rate swap was transformed from a hedge instrument into a speculative instrument, which the Company settled during the second quarter of fiscal 2002 for $4.9 million. At November 24, 2001, the fair value of the interest rate swap agreement was a $5.1 million liability, which was recorded as a component of other long-term liabilities. Due to the change in classification from a hedge instrument, the corresponding amount was reclassified from accumulated other comprehensive loss and recorded as a loss in the accompanying consolidated condensed statement of operations for the quarter ended November 24, 2001. The interest rate differential totaled $0.5 million of expense for the quarter ended November 24, 2001.

Foreign Currency Exposure

        The Company has international operations and during the normal course of business is exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. At November 24, 2001, the Company utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions that are denominated in Japanese Yen, Canadian Dollars, and Mexican Pesos. These contracts did not meet specific hedge accounting requirements and corresponding gains and losses have been recorded as a component of current operations, which offset the gains and losses on the underlying transaction, in the accompanying consolidated condensed statements of operations for fiscal 2001 and 2000. The notional amount of the Company’s foreign currency forward contracts were as follows at November 24, 2001 (in thousands):

                                  Notional Amount in       Notional Amount in
        Contract Description       Foreign Currency           U.S. Dollars
        --------------------     --------------------      ------------------

        Japanese Yen                   635,000              $      5,430
        Canadian Dollars                 7,915                     5,010
        Mexican Pesos                   14,620                     1,535
                                                            ------------
                                                            $     11,975
                                                            ============

        The net loss to the Company resulting from its use of foreign exchange contracts was $0.1 million during the quarter ended November 24, 2001 and was insignificant for the corresponding quarter of the prior year.

NOTE 9 – COMPREHENSIVE LOSS

        Comprehensive loss includes charges and credits to equity accounts that are not the result of transactions with shareholders. Comprehensive loss is comprised of net loss and other comprehensive income and loss items. Comprehensive loss for the Company was as follows (in thousands):

                                                       Quarter Ended
                                             ----------------------------------
                                             November 24,        November 25,
                                                 2001                2000
                                             --------------     ---------------
Net loss attributable to
   common shareholders                        $ (27,782)         $    (698)

Other comprehensive (loss) income:
   Loss on valuation of interest
      rate swap agreement, net of tax             2,786
   Foreign currency translation
      adjustments                                  (578)              (616)
                                               ---------          ---------
Comprehensive loss                            $ (25,574)         $  (1,314)
                                               =========          =========

         The loss on valuation of interest rate swap agreement was included as comprehensive income due to its change in classification and corresponding adjustment from other accumulated comprehensive loss to a component of loss from operations.

NOTE 10 – NET LOSS PER COMMON SHARE

         Basic earnings (loss) per share ("EPS") is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the "as converted" method, as appropriate. During periods of net loss, all common stock equivalents, including the effect of common shares from the issuance of preferred stock on an "as converted" basis, are excluded from the diluted EPS calculation. Shares excluded from the diluted EPS calculation on an "as converted" basis from outstanding common stock because of their antidilutive effect totaled 6.1 million shares and 5.8 million shares for the quarters ended November 24, 2001 and November 25, 2000, respectively.

NOTE 11 – SEGMENT INFORMATION

         Effective September 1, 2001, the Company realigned its operations into the following three business units:

Consumer Business Unit - The consumer business unit ("CBU") is focused on sales to individual customers. This business unit includes the results of the Company's 172 domestic retail stores, international retail stores, its catalog/e-Commerce operations, and other related channels and services including certain wholesale sales and manufacturing operations. Although consumer business unit sales primarily consist of products such as planners and handheld electronic planning devices, virtually any component of the Company's leadership and productivity solutions can be purchased through the consumer business unit channels.

Organizations Business Unit - The organizations business unit ("OBU") is primarily responsible for selling products and services directly to organizational clients, including other companies, the government, and educational institutions. The organizations business unit primarily consists of the financial results of the organizational sales group ("OSG") and the Company's international operations. OSG is primarily responsible for the sale and delivery of leadership, productivity, sales performance, and communication training seminars to corporations and includes leadership training sales to educational entities that were formerly reported with Premier.

Education Business Unit - The education business unit includes the sales and operations of Premier and consists primarily of product sales to educational institutions from elementary schools to colleges and universities. However, the operations of Premier were sold effective December 21, 2001 and the operating results of Premier were reported as discontinued operations in the accompanying condensed consolidated financial statements.

         The Company's chief operating decision maker is the Chief Executive Officer ("CEO") and each of the business units have a general manager that reports directly to the CEO. The primary measurement tool in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization ("EBITDA"), which also approximates cash flows from the operating segments and may not be calculated as similarly titled amounts presented by other companies. The calculation of EBITDA includes the equity in earnings of Franklin Covey Personal Coaching, LLC, which is reported through the OSG business segment. In order to enhance comparability between reported periods, the loss on impaired assets has been included in the EBITDA calculation, but was not charged to a business unit.

         The Company accounts for its segment information on the same basis as the accompanying consolidated condensed financial statements. Prior year information has been restated to conform with current year classifications.

SEGMENT INFORMATION
(in thousands)

                                                                 Organizations Business
                               Consumer Business Unit                     Unit
                         ------------------------------------    ------------------------
                                                                                                          Corporate,
                                                                                                          Adjustments
Quarter Ended                          Catalog/       Other                                                   and
November 24, 2001          Retail     e-Commerce       CBU           OSG      International   Education  Eliminations  Consolidated
--------------------      ---------  -----------   ----------     ---------   -------------   ---------   -----------  ------------
Sales to external
  customers               $  28,639   $   19,444   $   1,392      $  21,987     $ 12,878       $                       $   84,340
Gross margin                 15,224       11,363        (284)         8,182       12,858                         144       47,487
EBITDA                          538        3,171      (3,470)        (1,846)       2,056                     (20,435)     (19,986)
Depreciation                  2,832          624         593            314          446                       3,468        8,277
Amortization                                                          1,339           16                          41        1,396
Discontinued
  operations, net
  of tax                                                                                         (3,992)                   (3,992)

Segment assets               40,762          690      33,757        181,284       22,960         67,365      163,131      509,949

Quarter Ended
November 25, 2000
--------------------      ---------  -----------   ----------     ---------   -------------   ---------   -----------  ------------
Sales to external
  customers               $  39,631   $   31,586   $   3,705      $  35,232     $ 15,462       $                       $  125,616
Gross margin                 22,060       18,686       1,987         24,093        9,234                        (588)      75,472
EBITDA                        9,576       12,468      (1,978)         6,206        2,131                      (8,048)      20,355
Depreciation                  1,512          117         641            334          215                       3,247        6,066
Amortization                    114                      204          2,303          136                         492        3,249
Discontinued
  operations, net
  of tax                                                                                         (3,091)                   (3,091)
Segment assets               35,694          648      38,046        193,529       24,114         78,595      199,318      569,944

         A reconciliation of reportable segment EBITDA to consolidated EBITDA is presented below (in thousands):

                                       Quarter Ended       Quarter Ended
                                       November 24,        November 25,
                                           2001                2000
                                      --------------     ---------------
        Reportable segment
           EBITDA                       $      449         $   28,403
        Provision for losses on
           management stock loans           (9,971)
        Impairment of investment in
           unconsolidated subsidiary        (1,861)
        Corporate expenses                  (8,603)            (8,048)
                                       ------------        ------------
        Consolidated EBITDA             $  (19,986)        $   20,355
                                       ------------        ------------

        Corporate assets such as cash, accounts receivable, and other assets are not generally allocated to reportable business segments for business analysis purposes. However, inventories, certain identifiable goodwill and intangibles, and fixed assets are classified by segment.

NOTE 12 – MANAGEMENT COMMON STOCK LOAN PROGRAM

        During fiscal 2000, the Company implemented an incentive-based compensation program that included a loan program from external lenders to certain management personnel for the purpose of purchasing shares of the Company’s common stock. The program gave management of the Company the opportunity to purchase shares of the Company’s common stock on the open market, and from shares purchased by and from the Company, by borrowing on a full-recourse basis from the external lenders. The loan program closed during fiscal 2001 with 3,825,000 shares purchased for a total cost of $33.6 million. Although interest accrues over the life of the loans, no interest payments are due from participants until the loans mature in March 2005. As part of the credit agreement obtained in fiscal 2001 (Note 7), the Company acquired the notes receivable from the loan participants and recorded them as a component of shareholders’ equity. As a result, the Company is now the direct lender on these full-recourse notes from the participants of the loan program.

        The Company regularly evaluates the creditworthiness of loan participants and their ability to repay the loans. The Company’s systematic methodology used in this evaluation considers factors such as the current stock value, the participant’s available net worth, historical losses on loans, general economic and business factors, and other factors. Based upon the Company’s methodology, which considered operating results of the Company’s first fiscal quarter, anticipated sales trends, and current general economic factors expected to affect the Company’s operations during the remainder of fiscal 2002, the Company recorded an additional $10.0 million loan loss reserve during the quarter ended November 24, 2001. As of November 24, 2001, the Company had an aggregate loan loss reserve totaling $11.0 million, which reduces notes and interest receivable from related parties in the accompanying consolidated condensed balance sheet. Although all participants have full-recourse loans from the Company, the inability of some or all participants to repay their loans would have a significant adverse effect upon the operating results, financial position, and liquidity of the Company.

NOTE 13 – SUBSEQUENT EVENT

Tender Offer

        On November 26, 2001, the Company filed a tender offer statement with the Securities and Exchange Commission, which was subsequently amended on December 24, 2001, to purchase up to 7,333,333 shares of its common stock at a purchase price of $6.00 per share. The tender offer is subject to conditions set forth in the tender offer statement and currently is expected to expire on January 31, 2002. However, due to decreased sales trends that continued through the Christmas buying season, the Company is considering the possible reduction, delay, or termination of this tender offer. While the Company has taken significant steps to decrease costs in order to address continuing lower revenues and currently has a very strong balance sheet after the benefit of the Premier sale, with essentially no debt and more than $60 million of cash, the Company is considering whether or not it should conserve this cash to provide it with adequate resources to maintain flexibility in uncertain economic conditions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report to Shareholders for the year ended August 31, 2001.

RESULTS OF OPERATIONS

Quarter Ended November 24, 2001 Compared with the Quarter Ended November 25, 2000

Overview

        Net loss attributable to common shareholders was $27.5 million compared to $0.7 million in the prior year. The Company’s increased losses were directly attributable to a 33 percent decrease in sales from continuing operations and $11.8 million in non-cash charges related to its management stock loan program and impairment of its investment in Franklin Covey Coaching, LLC. Sales performance was adversely affected during the first quarter of fiscal 2002 primarily due to prevalent economic conditions in the United States, which were magnified by terrorist attacks on New York City, Washington, D.C., and Pennsylvania on September 11, 2001, and one less business day due to the Company’s fiscal calendar. The terrorist attacks on September 11, 2001 did not result in any significant destruction or impairment of the Company’s physical assets, but the inability of sales and training personnel to travel, the restrictions on store operations in some malls, and the financial and personnel losses at some of the Company’s clients, produced adverse financial consequences to the Company during the first quarter of fiscal 2002. The Company anticipates that these trends in sales will continue to affect its second quarter sales and have some impact on the remainder of the fiscal year. As a result, the Company has taken steps to decrease its costs in light of its current expectation of reduced sales. These steps include reductions in Company personnel, exiting non-core activities, and other operational improvements.

        During the first quarter of fiscal 2002, the Company signed a definitive agreement to sell Premier Agendas, Inc., a wholly owned subsidiary located in Bellingham, Washington, and Premier School Agendas Ltd., a wholly owned subsidiary organized in Ontario, Canada, (collectively, “Premier”). Premier provided learning and leadership solutions for the education industry. The sale of Premier was completed December 21, 2001 and the operating results of Premier were reported as discontinued operations in the Company’s consolidated condensed financial statements.

Sales

         The following table sets forth selected sales data of the Company's operating segments (in thousands):

                                             Quarter Ended
                                ---------------------------------------
                                   November 24,         November 25,
                                       2001                 2000           Variance %
                                 -----------------    -----------------    ----------
 Consumer Business Unit:
    Retail Stores                  $    28,639          $    39,631            (28)
    Catalog/e-Commerce                  19,444               31,586            (38)
    Other CBU                            1,392                3,705            (62)

Organizations Business Unit:
    Organizational Sales Group          21,987               35,232            (38)
    International                       12,878               15,462            (17)
                                   -----------          -----------
                                   $    84,340          $   125,616            (33)
                                   ===========          ===========

        In general, the Company’s sales were adversely affected by events described above regarding the United States economy, which was worsened by the September 11 terrorist attacks. In addition, the Company believes that reduced training budgets, as corporate clients strive to reduce operating expenses, and reluctance of personnel to travel, were significant contributors to the overall decrease in sales, for both on-site and public training programs. Product sales, which primarily consist of planners, binders, and handheld electronic planning devices, decreased $29.1 million, or 33 percent, compared to the prior year. The decrease in product sales is primarily due to decreased retail store and catalog/e-Commerce sales. Retail store sales declined primarily due to reduced traffic in the stores, which resulted in fewer transactions coupled with lower average sales per order due to a sharp decline in sales of handheld electronic planning devices and related accessories. Total handheld electronic device sales, the majority of which are made through the Company’s retail stores, decreased by more than $10.0 million, or 54 percent, compared to the prior year. Planner and binder sales also decreased compared to the prior year. As a result of these declines, comparable store sales decreased during the quarter by 35 percent compared to the prior year. The sales performance from 23 additional stores partially offset the decline in comparable store sales resulting in a 28 percent overall decrease compared to the prior year. As of November 24, 2001, the Company was operating 172 retail stores compared to 149 stores at November 25, 2000. Catalog/e-Commerce sales declined due to reduced call volume in the Company’s catalog operations and reduced sales activity through the Company’s Internet web site at www.franklincovey.com. Sales from the Company’s historically strong fall catalog mailing, which was mailed just days prior to September 11 and the subsequent anthrax scares associated with the mail, declined more than 40 percent compared to the same quarter last year. Other CBU sales decreased due to reduced demand for the Company’s products through wholesale channels and from the sale/discontinuance of certain small entities. The Company offers a variety of training seminars and consulting services including time management, leadership, and sales performance training. Domestic training seminars and consulting services are delivered through the Company’s Organizational Sales Group (“OSG”). Training sales decreased primarily due to canceled and postponed programs and reduced attendance, for both on-site and public leadership and time management programs. Public program sales continued their downward trend from late fiscal 2001 and decreased compared to the prior year. Due to economic factors, future bookings of training seminars remain slow, and the Company expects this trend to impact the second quarter and the remainder of fiscal 2002. International product and training sales decreased compared to the prior year primarily due to decreased sales in Japan, Canada, and Mexico. These decreases were partially offset by slight sales increases from Europe and licensee operations.

Gross Margin

        Gross margin consists of net sales less the cost of goods sold or services provided. The Company’s overall gross margin decreased to 56.3 percent of sales for the quarter, compared to 60.1 percent in the prior year. The decline in gross margin was primarily due to increased manufacturing costs, which adversely affected product cost of sales, and the impact of fixed delivery costs for seminars, which reduced training and service gross margins. Gross margin on product sales decreased to 53.3 percent compared to 56.4 percent in the prior year. Due to decreased sales volume, especially in the latter half of fiscal 2001, production volume for planners and related forms was reduced, which resulted in higher per-unit costs due to the loss of certain volume efficiencies. Partially offsetting these factors was an overall decrease in the sales volume of lower-margin handheld electronic devices. Training and service gross margin decreased to 63.1 percent compared to 68.4 percent in the prior year. Seminar costs, as a percentage of revenue, increased due to lower attendance at seminar events during the quarter and the cancellation and postponement of seminars due to travel restrictions resulting from the September 11 terrorist attacks. Certain components of training program costs are fixed, such as site fees, equipment rentals, and presenter costs. With a decline in average participants per training seminar, the fixed costs for the seminar resulted in lower gross margins for the seminar event. In addition, some costs incurred for canceled seminars were not entirely refundable.

Operating Expenses

        Selling, general, and administrative (“SG&A”) expenses increased $0.5 million, to 67.0 percent of sales, compared to 44.6 percent in the prior year. The increase in SG&A expenses was primarily due to increased retail store operations, costs associated with the implementation of the Electronic Data Systems (“EDS”) outsourcing contract, increased advertising and promotion costs, increased consulting costs, and severance costs resulting from headcount reduction efforts. These increases were slightly offset by decreased associate costs and reduced travel and entertainment expenses. As previously mentioned, the Company is operating 23 additional stores compared to the prior year and has realized increased operating costs, including pre-opening costs for new stores opened during the quarter. During fiscal 2001, the Company entered into a long-term outsourcing agreement with EDS to provide warehousing, distribution, information systems, and call center operations. In addition to base charges for services provided, the Company has incurred transition costs necessary to operate under the terms of the agreement. The Company believes that over the life of the contract, significant cost savings will be realized in these outsourced areas. In an effort to improve sales performance, the Company increased spending for advertising and promotional materials, especially for catalogs and related mailing materials. During the quarter, the Company continued its spending to develop and market new products and training courses and engaged consultants to assist in the development of these items. Additionally, the Company has implemented numerous initiatives to reduce operating expenses, including headcount reductions in various areas of the Company. As a result of these efforts, the Company incurred and expensed severance costs during the first quarter of fiscal 2002. The Company believes that its cost reduction initiatives will significantly reduce SG&A costs throughout the remainder of fiscal 2002 and in future periods.

        During fiscal 2000, the Company implemented an incentive-based compensation program that included a loan program from external lenders to certain management personnel for the purpose of purchasing shares of the Company’s common stock. As part of the credit agreement obtained in fiscal 2001, the Company acquired the notes receivable from the loan participants and recorded them as a component of shareholders’ equity. As a result, the Company is now the direct lender on these full-recourse notes from the participants of the loan program. The Company regularly evaluates the creditworthiness of loan participants and their ability to repay the loans. The Company’s systematic methodology used in this evaluation considers factors such as the current stock value, the participant’s available net worth, historical losses on loans, general economic and business factors, and other factors. Based upon the Company’s methodology, which considered operating results of the Company’s first fiscal quarter, anticipated sales trends, and current general economic factors expected to affect the Company’s operations during the remainder of fiscal 2002, the Company recorded an additional $10.0 million loan loss reserve during the quarter ended November 24, 2001. As of November 24, 2001, the Company had an aggregate loan loss reserve totaling $11.0 million, which reduces notes and interest receivable from related parties in the Company’s consolidated condensed balance sheet. Although all participants have full-recourse loans from the Company, the inability of some or all participants to repay their loans would have a significant adverse effect upon the operating results, financial position, and liquidity of the Company.

         Depreciation expense increased by $2.2 million compared to the prior year, primarily due to the addition of leasehold improvements in new and remodeled retail stores, the purchase of computer hardware and software, and investments in additional manufacturing equipment. Amortization expense decreased by $1.9 million, primarily due to the adoption of SFAS No. 142, which requires goodwill amortization to cease and a fair value approach to goodwill and other intangibles. The Company is in the process of valuing its goodwill and other intangibles and may be required to record a material charge in fiscal 2002 as a result of adopting the provisions of SFAS No. 142.

Equity in Earnings of Unconsolidated Subsidiary

        Effective September 1, 2000, the Company entered into a joint venture agreement with American Marketing Systems (“AMS”) to form Franklin Covey Coaching, LLC. Each partner owns 50 percent of the joint venture and participates equally in its management. The Company accounts for its investment in Franklin Covey Coaching, LLC using the equity method of accounting and reports its share of the joint venture’s net income as equity in earnings of an unconsolidated subsidiary. The Company’s share of the joint venture’s earnings totaled $0.9 million during the first quarter of fiscal 2002, compared to $0.9 million for the comparable quarter of the prior year.

        Under terms of the joint venture agreement, the coaching programs contributed by the Company are required to achieve minimum earnings thresholds over the next four years, or the joint venture agreement is subject to termination at the option of AMS. For fiscal 2002, the Company’s coaching programs are required to achieve $3.2 million in earnings before interest, taxes, depreciation, and amortization. As of November 24, 2001, the Company’s coaching program earnings applicable to the threshold were $0.3 million. The Company has evaluated its investment in Franklin Covey Coaching, LLC by considering probable future cash flows based upon earnings trends and the likelihood of a contract revision or termination by AMS. As a result of this evaluation, the Company recorded an impairment charge of $1.9 million during the first quarter of fiscal 2002. As future information regarding the Company’s investment in Franklin Covey Coaching, LLC becomes available, further impairment charges may be recorded by the Company. As of November 24, 2001, the Company’s net investment in Franklin Covey Coaching, LLC totaled $15.6 million.

Interest Income and Expense

        In general, interest income and expense was affected by Company performance during the first quarter of fiscal 2002, which resulted in higher debt balances and lower cash balances than in the prior year. In addition, interest expense increased due to larger debt balances resulting from the Company’s new line of credit agreement signed during the fourth quarter of fiscal 2001. The new line of credit agreement included the management stock loan participant’s debt, which was previously guaranteed by the Company. As a result, the Company paid interest to the bank on amounts borrowed to acquire the loans. The participants will repay the interest paid by the Company when the loans mature in March 2005. Accordingly, the Company recognized $0.8 million of additional interest income, which was recorded as a receivable from the loan participants. Also included in interest expense was the differential on the interest rate swap agreement, which totaled $0.5 million for the quarter ended November 24, 2001. Due to decreased debt balances, the Company expects interest expense to decrease during the remainder of fiscal 2002.

Income Taxes

         Income tax benefit was recorded at an effective tax rate of 40.0 percent, which was based upon expected taxable income for the remainder of fiscal 2002, the anticipated income tax impact from the sale of Premier, and the effects of non-deductible intangible amortization.

Preferred Stock Dividends

        Preferred stock dividends increased over the prior year due to the issuance of additional shares of preferred stock as payment for accrued dividends. The Company may, at its option, pay accrued dividends with cash or additional shares of preferred stock until July 1, 2002. Subsequent to that date, preferred stock dividends must be paid in cash. Accrued preferred stock dividends at November 24, 2001 were subsequently paid with additional shares of preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company’s primary sources of capital have been net cash provided by operating activities, long-term borrowings, line of credit financing, and the issuance of preferred stock. Working capital requirements have also been financed through short-term borrowing and line-of-credit financing.

        Net cash provided by operating activities during the quarter ended November 24, 2001 was $13.5 million compared to $25.4 million for the quarter ended November 25, 2000. The decrease in operating cash flow was primarily due to reduced net income from unfavorable operating results recorded during the quarter ended November 24, 2001. Non-cash adjustments to the Company’s results of operations during the first quarter of fiscal 2002 included an increase to the provision for losses on the management stock loan program of $10.0 million, $9.4 million of depreciation and amortization charges, $5.1 million related to the loss resulting from a change in hedge status of an interest rate swap agreement, and a $1.8 million impairment charge on the Company’s investment in Franklin Covey Coaching, LLC. Consistent with prior years, the primary source of cash from operations was the collection of accounts receivable, primarily from Premier, which records seasonally high sales during the Company’s fourth fiscal quarter. The major uses of cash were the acquisition of inventories for new retail stores and expected sales during the Company’s second quarter, and the payment of accounts payable and accrued liabilities also primarily attributable to the seasonal nature of Premier’s operations. Additionally, due to operating losses recorded during the first quarter of fiscal 2002, the Company recognized income tax benefits that reduced income taxes payable and resulted in income taxes receivable at November 24, 2001. The Company anticipates that income taxes receivable will be offset by the tax liability resulting from the sale of Premier during the second quarter of fiscal 2002.

        Net cash used for investing activities totaled $4.1 million during the first quarter of fiscal 2002 compared to $9.7 million in the prior year. Cash was used to purchase computer hardware and software, leasehold improvements in new stores, and other property and equipment.

        Net cash used for financing activities during the quarter ended November 24, 2001 was $6.5 million compared to $14.4 million in the prior year. During the first quarter of fiscal 2002, the Company utilized $10.9 million of cash to reduce both current and long-term debt balances. Also during the quarter, the Company did not purchase any of its common stock for treasury and paid accrued preferred stock dividends with additional shares of preferred stock.

        During the fourth quarter of fiscal 2001, the Company entered into a new credit agreement with its lenders. The new credit agreement was comprised of a $69.0 million term loan and a $45.6 million revolving credit facility, both of which expire in May 2004. Combined with an existing $17.0 million line of credit that in expired in December 2001, the Company had lines of credit available for working capital needs totaling $62.6 million, of which $23.6 million was available at November 24, 2001. The line of credit agreements required the Company to maintain certain financial ratios and working capital levels. Due to unfavorable operating results during the first quarter of fiscal 2002, at November 24, 2001, the Company was not in compliance with the terms of its line of credit agreements. The Company did not obtain waivers of non-compliance from its lenders and has classified all amounts outstanding on its credit agreement as current liabilities in the Company’s condensed consolidated balance sheet for November 24, 2001. On December 21, 2001, the Company used $92.3 million of the proceeds from the sale of Premier to pay all amounts outstanding on its existing line of credit agreements. As a result of this prepayment, the existing line of credit agreement was terminated. Following payment and termination of the lines of credit, the Company’s remaining debt balances primarily consist of long-term mortgages on certain of the Company’s buildings and property.

        On November 13, 2001, the Company signed a definitive agreement to sell Premier, a wholly owned subsidiary that provides productivity and learning solutions to the educational industry. The necessary regulatory approvals were obtained and the transaction closed on December 21, 2001. The sales price was $152.5 million in cash plus the retention of approximately $13.0 million of Premier’s working capital as of December 21, 2001, which will be received in the form of cash dividends from Premier and a promissory note from the purchaser, which is due and payable in June 2002. The Company will recognize a gain of approximately $80.0 million from the sale of Premier during its second quarter of fiscal 2002. Under the terms of its existing credit facilities, the Company used approximately $92.3 million of the proceeds to pay off and terminate its term loan and revolving credit line. In connection with this prepayment, the Company was also required to settle an outstanding interest rate swap agreement it had entered into with respect to a portion of these debt facilities.

        On November 26, 2001, the Company filed a tender offer statement with the Securities and Exchange Commission, which was subsequently amended on December 24, 2001, to purchase up to 7,333,333 shares of its common stock at a purchase price of $6.00 per share. The tender offer is subject to conditions set forth in the tender offer statement, and related amendments, and is currently due to expire on January 31, 2002. However, due to decreased sales trends that continued through the Christmas buying season, the Company is considering the possible reduction, delay, or termination of this tender offer. While the Company has taken significant steps to decrease costs in order to address continuing lower revenues and currently has a very strong balance sheet after the benefit of the Premier sale, with essentially no debt and more than $60 million of cash, the Company is considering whether or not it should conserve this cash to provide it with adequate resources to maintain flexibility in uncertain economic conditions.

        Going forward, the Company will continue to incur costs necessary for the development of products and curriculum, initiatives to strengthen sales, electronic commerce channels, strategic acquisitions and joint ventures, retail store growth and renovations, pay preferred stock dividends, and other costs related to growth and operation of the business. Cash provided by the sale of Premier, operations, and other financing alternatives will be used for these expenditures. Management anticipates that its existing capital resources will be sufficient to enable the Company to maintain its current level of operations for the foreseeable future. The Company also continues to pursue additional financing alternatives as it positions itself for future growth opportunities.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

        With the exception of historical information (information relating to the Company’s financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere are forward-looking statements that necessarily are based on certain assumptions and are subject to risks and uncertainties. Such uncertainties include, but are not limited to, unanticipated developments in any one or more of the following areas: decreased sales and profitability due to the sale of Premier, decreased sales as a result adverse economic conditions, management of costs in connection with reduced sales, unanticipated costs, delays or outcomes relating to the Company’s restructuring plans, availability of financing sources, failure to collect employee notes receivable, dependence on products or services, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, pending and threatened litigation, and other risk factors which may be detailed from time to time in the Company’s press releases, reports to shareholders and in filings with the SEC.

        While the Company has a broad customer base, it is subject to variables over which it has no direct control such as innovations in competing products, the general transition from paper-based products to electronic or Internet based products, changing corporate policies on the part of the Company’s customers, competition from others in the industry, and the effects of terrorist activities on the United States economy. In addition, the Company is subject to changes in costs of supplies necessary to produce its products and distribution of those products. The Company’s business is subject to seasonal variations and is also subject to risks associated with sales occurring in countries other than the United States. Sales outside the United States potentially present additional risks such as the potential for political, social, and economic instability.

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

        These forward-looking statements are based on management’s expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results will differ and may differ materially from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the business risks described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2001, and elsewhere in the Company’s filings with the SEC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK OF FINANCIAL INSTRUMENTS

        During the normal course of business, the Company is exposed to interest rate and foreign currency exchange risks. To manage risks associated with interest rates and foreign currencies, the Company makes limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, the Company’s derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into derivative contracts for trading or speculative purposes, nor is the Company party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument and, thus, are not a measure of the exposure to the Company through its use of derivatives. The Company enters into derivative agreements with highly rated counterparties and the Company does not expect to incur any losses resulting from non-performance by other parties.

Interest Rate Sensitivity

        The Company is exposed primarily to fluctuations in U.S. interest rates as a result of its borrowing activities. At November 24, 2001, the Company’s debt consisted of both fixed and variable rate instruments. Had market interest rates averaged one percent higher during the quarter ended November 24, 2001, the Company’s interest expense would have increased by approximately $0.2 million. Subsequent to November 24, 2001, the Company utilized $92.3 million of the proceeds from the sale of Premier and retired nearly all of its variable rate debt.

        In order to reduce the risk of interest rate fluctuation, the Company may utilize interest rate swap agreements. Generally, under interest rate swaps, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to a contracted notional amount.

        In connection with the management loan program completed in fiscal 2001, the Company entered into an interest rate swap agreement to lock an interest rate for loan participants. As a result of the new credit agreement obtained in fiscal 2001, the notes receivable from loan participants and the interest rate swap agreement were acquired by the Company and recorded on the Company’s consolidated balance sheet. The interest rate swap agreement allows the Company to pay a fixed rate and receive a floating rate from the counterparty through the term of agreement, which expires in March 2005. However, due to terms of the Company’s existing credit agreement, the Company was obligated to use a portion of the proceeds from the sale of Premier to retire all outstanding debt, including the amount related to the management stock loan. As a result of this transaction, the underlying obligation of the interest rate swap agreement was retired and the existing interest rate swap was transformed from a hedge instrument into a speculative instrument, which the Company settled during the second quarter of fiscal 2002 for $4.9 million. At November 24, 2001, the fair value of the interest rate swap agreement was a $5.1 million liability, which was recorded as a component of other long-term liabilities. Due to the change in classification from a hedge instrument, the corresponding amount was reclassified from accumulated other comprehensive loss and recorded as other expense in the accompanying consolidated condensed statement of operations for the quarter ended November 24, 2001. The interest rate differential totaled $0.5 million of expense for the quarter ended November 24, 2001.

Foreign Exchange Sensitivity

        The Company has international operations and during the normal course of business is exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. At November 24, 2001, the Company utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions that are denominated in Japanese Yen, Canadian Dollars, and Mexican Pesos. These contracts did not meet specific hedge accounting requirements and corresponding gains and losses have been recorded as a component of current operations, which offset the gains and losses on the underlying transaction, in the accompanying consolidated condensed statements of operations. The notional amount of the Company’s foreign currency forward contracts were as follows at November 24, 2001 (in thousands):

                                 Notional Amount in    Notional Amount in
        Contract Description     Foreign Currency         U.S. Dollars
        --------------------   ----------------------  -------------------
        Japanese Yen                 635,000            $      5,430
        Canadian Dollars               7,915                   5,010
        Mexican Pesos                 14,620                   1,535
                                                        ------------
                                                        $     11,975
                                                        ============

         The net loss to the Company resulting from its use of foreign exchange contracts was $0.1 million during the quarter ended November 24, 2001. The effect of foreign exchange contracts was insignificant to the Company during the same quarter of the prior year.

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

Item 3— Defaults upon Senior Securities:

       Refer to disclosure in Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.

Item 4—Submission of Matters to a Vote of Security Holders:

       Not applicable.

Item 5—Other information:

       Not applicable.

Item 6— Exhibits and Reports on Form 8-K:

       (A)  Exhibits:

10.1	Purchase Agreement By and Among Franklin Covey Co., Franklin Covey Canada Ltd., School Specialty, Inc., and 3956831 Canada Inc., dated November 13, 2001 (filed as exhibit 10.15 to the Company's report on Form 10-K for the fiscal year ended August 31, 2001 and incorporated herein by reference).

10.2	Amendment to Purchase Agreement By and Among Franklin Covey Co., Franklin Covey Canada Ltd., School Specialty, Inc., and 3956831 Canada Inc., dated December 2001 (filed as exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2002 and incorporated herein by reference).

10.3	Schedule TO Tender Offer Statement Under Section 14(D)(1) or 13(E)(1) of the Securities Exchange Act of 1934 for 7,333,333 shares of Franklin Covey Co. Common Stock at $6.00 per share, and related amendments (filed initially as Schedule TO-I with the Securities and Exchange Commission on November 26, 2001, with related amendments on Schedule TO-I/A on November 28, 2001 and December 24, 2001 and incorporated herein by reference).

       (B)   Reports on Form 8-K:

A Current Report on Form 8-K was filed on January 7, 2002 with the Securities and Exchange Commission regarding the sale of Premier Agendas.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date: January 10, 2002	By: /s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer

Date: January 10, 2002	By: /s/ Stephen D. Young
Stephen D. Young
Senior Vice-President, Controller