Form 10-Q
period 2002-02-23
FRANKLIN COVEY CO
filed 2002-04-09
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————

FORM 10-Q

——————

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 23, 2002

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

Yes [X]  No [  ]

The total number of shares of the registrant’s Common Stock outstanding on April 5, 2002 was 19,928,950

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

                                                                            February 23,         August 31,
                                                                                2002                2001
                                                                           ----------------     --------------
                                                                                         (unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                                  $   61,538           $   14,864
   Accounts receivable, less allowance for doubtful
      accounts of $2,059 and $1,799, respectively                                 24,265               26,639
   Inventories                                                                    39,303               42,035
   Income taxes receivable                                                                              1,411
   Other current assets                                                           30,393               25,167
   Assets of discontinued operations                                                                  109,063
                                                                              ----------           ----------
   Total current assets                                                          155,499              219,179

Property and equipment, net                                                       91,064              103,840
Intangible assets, net                                                           102,707              118,626
Goodwill, net                                                                                          61,954
Investment in unconsolidated subsidiary                                            1,175               16,910
Other long-term assets                                                            11,142               15,971
                                                                              ----------           ----------
                                                                              $  361,587           $  536,480
                                                                              ==========           ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                           $    8,032           $   19,493
   Current portion of long-term debt and capital lease obligations                   352               11,954
   Income taxes payable                                                           21,645
   Other current liabilities                                                      47,413               40,166
   Liabilities of discontinued operations                                                              34,806
                                                                              ----------           ----------
   Total current liabilities                                                      77,442              106,419

Line of credit                                                                                         35,576
Long-term debt, less current portion                                               1,444               49,527
Other liabilities                                                                  2,231                7,755
Deferred income taxes                                                                                  27,321
                                                                              ----------           ----------
   Total liabilities                                                              81,117              226,598
                                                                              ----------           ----------
Shareholders' equity:
  Preferred stock - Series A, no par value; convertible into common stock at $14 per share; liquidation preference totaling $89,520 at
     February 23, 2002; 4,000,000 shares authorized, 873,454 shares
     and 831,365 shares issued, respectively                                      87,203               82,995
  Common stock, $0.05 par value; 40,000,000 shares
     authorized, 27,055,894 shares issued                                          1,353                1,353
  Additional paid-in capital                                                     223,107              223,898
  Retained earnings                                                              111,227              167,475
  Notes and interest receivable from sales of common stock to related            (18,682)             (35,977)
     parties, net
  Accumulated other comprehensive loss                                              (458)              (4,681)
  Treasury stock at cost, 7,141,490 and 7,215,363 shares, respectively          (123,280)            (124,395)
  Accumulated other comprehensive loss from discontinued operations                                      (786)
                                                                              ----------           ----------
  Total shareholders' equity                                                     280,470              309,882
                                                                              ----------           ----------
                                                                              $  361,587           $  536,480
                                                                              ==========           ==========

(See Notes to Consolidated Condensed Financial Statements.)

FRANKLIN COVEY CO.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                       Quarter Ended                     Six Months Ended
                                              --------------------------------    -------------------------------

                                              February 23,    February 24,        February 23,   February 24,
                                                  2002            2001                2002           2001
                                              -------------   -------------       -------------  -------------
                                                       (unaudited)                         (unaudited)
Net sales:
   Products                                      $  75,159       $ 100,522           $ 133,342      $ 187,794
   Training and services                            28,167          30,977              54,323         69,321
                                                 ---------       ---------           ---------      ---------
                                                   103,326         131,499             187,665        257,115
                                                 ---------       ---------           ---------      ---------
Cost of sales:
   Products                                         36,618          48,012              63,810         86,033
   Training and services                             9,943          10,247              19,604         22,370
                                                 ---------       ---------           ---------      ---------
                                                    46,561          58,259              83,414        108,403
                                                 ---------       ---------           ---------      ---------
Gross margin                                        56,765          73,240             104,251        148,712

Selling, general, and administrative                58,679          57,760             115,182        113,762
Provision for losses on management stock loans       8,485                              18,456
Impairment of investment in unconsolidated
   subsidiary                                       14,462                              16,323
Impairment of assets                                 4,518                               4,518
Depreciation                                         9,060           5,955              17,337         12,021
Amortization                                         1,111           3,172               2,507          6,421
                                                 ---------       ---------           ---------      ---------
Income (loss) from operations                      (39,550)          6,353             (70,072)        16,508

Equity in earnings of unconsolidated
   subsidiary                                        1,028             550               1,891          1,435
Interest income                                      1,027             175               1,878            340
Interest expense                                      (588)         (1,358)             (2,754)        (3,137)
Other income                                           637                                 637
Gain (loss) on interest rate swap agreement            232                              (4,894)
                                                 ---------       ---------           ---------       ---------
Income (loss) from continuing operations
   before benefit (provision) for
   income taxes                                    (37,214)          5,720             (73,314)        15,146
Benefit (provision) for income taxes                12,833          (3,037)             27,273         (8,042)
                                                 ---------       ---------           ---------      ---------
Income (loss) from continuing operations           (24,381)          2,683             (46,041)         7,104
   Loss from discontinued operations, net
   of tax benefits totaling $934, $3,948,
   $3,595, and $7,447, respectively                 (1,290)         (3,487)             (5,282)        (6,578)
Gain on sale of discontinued operations,
   net of tax provision totaling $35,695
   (Note 3)                                         60,774                              60,774
                                                 ---------       ---------           ---------      ---------
Income (loss) before cumulative effect of
   accounting change                                35,103            (804)              9,451            526
Cumulative effect of accounting change, net
   of tax benefit totaling $13,948 (Note 4)                                            (61,386)
                                                 ---------       ---------           ---------      ---------
Net income (loss)                                   35,103            (804)            (51,935)           526
Preferred stock dividends                           (2,183)         (2,028)             (4,313)        (4,056)
                                                 ---------       ---------           ---------      ---------
Net income (loss) attributable to common
   shareholders                                  $  32,920       $  (2,832)          $ (56,248)     $  (3,530)
                                                 =========       =========           =========      =========

Income (loss) from continuing operations,
   less preferred dividends per share:
      Basic and diluted                           $  (1.34)      $     .03           $  (2.53)      $     .15
Net income (loss) attributable to common
   shareholders per share:
      Basic and diluted                          $    1.66        $   (.14)           $  (2.83)      $   (.17)

Weighted average number of common and
   common equivalent shares:
      Basic                                         19,882          20,450              19,897         20,546
                                                 =========       =========           =========      =========
      Diluted                                       19,882          20,538              19,897         20,625
                                                 =========       =========           =========      =========

(See Notes to Consolidated Condensed Financial Statements.)

FRANKLIN COVEY CO.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                      Six Months Ended
                                                                              --------------------------------
                                                                               February 23,     February 24,
                                                                                   2002             2001
                                                                              --------------  ----------------
                                                                                        (unaudited)
Cash flows from operating activities:
   Net income (loss)                                                              $ (51,935)       $     526
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                  20,094           22,526
      Cumulative effect of accounting change, net of tax                             61,386
      Gain on sale of discontinued operations, net of tax                           (60,774)
      Deferred taxes                                                                (27,928)
      Provision for losses on management stock loans                                 18,456
      Impairment of investment in unconsolidated subsidiary                          16,323
      Equity in earnings of unconsolidated subsidiary                                (1,891)          (1,435)
      Cash distribution of earnings from unconsolidated subsidiary                    1,304            1,000
      Loss on interest rate swap agreement                                            4,894
      Impairment of other assets                                                      4,518
      Other                                                                            (591)             178
      Changes in assets and liabilities, net of the sale of
         discontinued operations:
            Decrease in accounts receivable                                          47,976           49,662
            Decrease in inventories                                                   3,201            3,879
            Increase in other assets and other long-term liabilities                   (286)          (4,865)
            Decrease in accounts payable and accrued liabilities                    (19,203)         (22,265)
            Decrease in income taxes payable                                         (2,910)          (1,243)
                                                                                  ---------        ---------
   Net cash provided by operating activities                                         12,634           47,963
                                                                                  ---------        ---------
Cash flows from investing activities:
   Proceeds from sale of discontinued operations                                    152,500
   Note receivable from sale of discontinued operations                              (4,812)
   Proceeds from sale of property and equipment                                       2,290
   Formation of joint venture, acquisition of businesses, and earnout
      payments                                                                                        (2,192)
   Purchases of property and equipment                                               (6,912)         (16,110)
                                                                                  ---------        ---------
   Net cash provided by (used for) investing activities                             143,066          (18,302)
                                                                                  ---------        ---------
Cash flows from financing activities:
   Net decrease in short-term borrowings                                             (9,750)          (7,884)
   Proceeds from long-term debt and line of credit                                    4,431            8,040
   Principal payments on long-term debt and capital lease obligations               (99,531)         (22,835)
   Purchases of common stock for treasury                                                             (5,112)
   Proceeds from issuance of common stock from treasury                                 324              579
   Payment of interest rate swap liability                                           (4,894)
   Payment of preferred stock dividends                                                               (4,056)
                                                                                  ---------        ---------
   Net cash used for financing activities                                          (109,420)         (31,268)
                                                                                  ---------        ---------
Effect of foreign currency exchange rates                                               394             (681)
                                                                                  ---------        ---------
   Net increase (decrease) in cash and cash equivalents                              46,674           (2,288)

Cash and cash equivalents at beginning of period                                     14,864           21,242
                                                                                  ---------        ---------
Cash and cash equivalents at end of period                                        $  61,538        $  18,954
                                                                                  =========        =========
Supplemental disclosure of cash flow information:
   Interest paid                                                                  $   3,833        $   2,971
                                                                                  =========        =========
   Income taxes paid                                                              $     709        $   1,990
                                                                                  =========        =========

Non-cash investing and financing activities:
   Accrued preferred stock dividends                                              $   2,183        $   2,028
   Preferred stock dividends paid with additional shares of preferred stock           4,208
   Net assets contributed to form joint venture, net of cash contributed                              18,176

(See Notes to Consolidated Condensed Financial Statements.)

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

         Franklin Covey Co. (the "Company") provides integrated training and performance solutions to organizations and individuals in productivity, leadership, sales performance, communication and other areas. Each solution set may include components for training and consulting, assessment and other application tools that are generally available in electronic or paper-based formats. The Company's products and services are available through professional consulting services, public workshops, catalogs, retail stores, and the Internet at www.franklincovey.com and www.franklinplanner.com. The Company's best-known offerings include the Franklin Planner™, the Company's productivity workshop entitled "What Matters Most", and courses based on the best-selling book, The 7 Habits of Highly Effective People.

         The accompanying unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The Company suggests the information included in this Report on Form 10-Q be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended August 31, 2001.

         The Company utilizes a modified 52/53 week fiscal year that ends on August 31. Corresponding quarterly periods generally consist of 13-week periods that end on November 24, 2001, February 23, 2002, and May 25, 2002 during fiscal 2002. Due to the modified 52/53 week fiscal year, the quarter ended February 23, 2002 had the same number of business days as the quarter ended February 24, 2001, however, the six months ended February 23, 2002 had one less business day than the corresponding period of the prior year.

         The results of operations for the quarter and six months ended February 23, 2002 are not necessarily indicative of results for the entire fiscal year ending August 31, 2002.

         Effective September 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 eliminate the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and requires such assets to be tested for impairment and to be written down to fair value, if necessary (Note 4). The Company recorded the impact of adopting SFAS No. 142 as a cumulative effect of an accounting change in the accompanying consolidated condensed statements of operations for the six months ended February 23, 2002. Additionally, the Company early adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" to account for the sale of Premier Agendas (Note 3). SFAS No. 144 supersedes SFAS No. 121 and various provisions of Accounting Principles Board Opinion No. 30.

         In order to conform with the current period presentation, certain reclassifications have been made to the prior period financial statements. Due to the presentation of discontinued operations for the sale of Premier Agendas, all periods in the accompanying consolidated condensed financial statements have been presented on a comparable basis.

NOTE 2 – INVENTORIES

         Inventories of continuing operations were comprised of the following (in thousands):

                                 February 23, 2002         August 31,2001
                                 -----------------         ---------------

        Finished goods              $    29,790              $    30,659
        Work in process                   1,211                    1,507
        Raw materials                     8,302                    9,869
                                    -----------              -----------

                                    $    39,303              $    42,035
                                    ===========              ===========

NOTE 3 – SALE OF PREMIER AGENDAS

         Effective December 21, 2001, the Company sold Premier Agendas, Inc., a wholly owned subsidiary located in Bellingham, Washington, and Premier School Agendas Ltd., a wholly owned subsidiary organized in Ontario, Canada, (collectively, "Premier") to School Specialty, Inc., a Wisconsin-based company that specializes in providing products and services to students and schools. Premier provided productivity and leadership solutions to the educational industry, including student and teacher planners. The sales price was $152.5 million in cash plus the retention of Premier's working capital, which was received in the form of a $4.0 million promissory note from the purchaser, which bears interest at LIBOR plus two percent and is due and payable in June 2002. Additionally, the Company will receive $0.8 million of cash from Premier related to income tax payments. The Company has agreed not to sell student planners containing the Company's "7 Habits" and "What Matters Most" content directly to schools and school districts in the K through 12 market subsequent to the closing. The Company recognized a pretax gain of $96.5 million ($60.8 million after tax) on the sale of Premier, which was recorded as a gain on the sale of discontinued operations in the accompanying consolidated condensed statements of operations for fiscal 2002. The actual pretax gain was greater than previously anticipated due to changes in the net assets of Premier, primarily from greater than anticipated cash transfers to the Company prior to the closing. As part of the sale of Premier, the Company retained certain outstanding legal claims against Premier, which are reserved for in the accompanying consolidated condensed balance sheet.

         The carrying amounts of Premier's assets and liabilities, which are disclosed as discontinued operations in the accompanying consolidated condensed balance sheet as of August 31, 2001, were as follows (in thousands):

                                                             Balance at
                       Description                        August 31, 2001
        -------------------------------------------     ---------------------
        Accounts receivable, net                           $    52,188
        Inventories                                              3,138
        Other current assets                                     1,646
        Property and equipment, net                              6,866
        Intangible assets, net                                   6,266
        Goodwill, net                                           38,959
                                                           -----------
           Total assets of discontinued
              operations                                   $   109,063
                                                           ===========

        Line of credit                                     $     9,750
        Accounts payable                                         7,178
        Current portion of long-term debt and
           capital lease obligations                             1,720
        Income taxes payable                                     4,219
        Other current liabilities                                8,005
        Long-term debt, less current portion                       413
        Deferred income taxes                                    3,521
                                                           -----------
           Total liabilities of discontinued
              operations                                   $    34,806
                                                           ===========

         The operating results of Premier were recorded as loss from discontinued operations, net of tax, in the accompanying consolidated condensed statements of operations. The operating results of Premier were historically included in the education segment for segment reporting purposes (Note 11). Premier recorded the following operating results for the periods indicated (in thousands):

                                      Quarter Ended                          Six Months Ended
                            ----------------------------------       ----------------------------------
                             February 23,       February 24,         February 23,        February 24,
                                 2002               2001                 2002                2001
                            ---------------     --------------       --------------     ---------------

        Net sales               $     722        $   1,866            $   5,329          $   5,372
        Pretax loss                (2,224)          (7,435)              (8,877)           (14,025)

         Under terms of its existing credit facilities, the Company used $92.3 million of the proceeds from the sale of Premier to pay off and terminate its term loan and revolving credit line (Note 6). In connection with this prepayment, the Company was also required to settle an outstanding interest rate swap agreement it had entered into as part of the overall debt facility (Note 7).

         The following table sets forth the Company's selected consolidated financial data for the prior two fiscal years to present Premier as discontinued operations consistent with quarterly presentations (in thousands):

                                                   Fiscal Year Ended         Fiscal Year Ended
                                                    August 31, 2001           August 31, 2000
                                                 ----------------------    -----------------------
        Net sales                                     $    439,781              $    522,630
        Gross margin                                       249,799                   279,866

        Loss from continuing operations                    (16,457)                   (9,014)
        Income from discontinued operations,
          net of tax                                         5,374                     4,605
                                                      ------------              ------------
        Net loss                                           (11,083)                   (4,409)
        Preferred stock dividends                           (8,153)                   (8,005)
                                                      ------------              ------------
        Net loss attributable to shareholders         $    (19,236)             $    (12,414)
                                                      ============              ============
        Basic and diluted loss per share
           from continuing operations                 $       (.82)             $       (.44)

        Basic and diluted earnings per
           share from discontinued operations                  .27                       .22
                                                      ------------              ------------
        Basic and diluted loss per share                      (.55)                     (.22)
        Basic and diluted preferred
           stock dividends per share                          (.40)                     (.39)
                                                      ------------              ------------
        Basic and diluted net loss per share          $       (.95)             $       (.61)
                                                      ============              ============
        Basic and diluted weighted average
           number of common shares outstanding              20,199                    20,437
                                                      ============              ============

NOTE 4 – INVENTORIES

         Effective September 1, 2001, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 prohibits the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and requires such assets to be tested for impairment and to be written down to fair value, if necessary. In order to assess the value of its goodwill and indefinite-lived intangible assets as of September 1, 2001, the Company engaged an independent valuation firm. The valuation process assigned the Company's assets and liabilities to its operating business units and then provided a fair market value of those assets using a discounted cash flow model that also considered factors such as market capitalization and appraised values of certain assets. Based upon the results of the valuation testing, the Company was required to write off all of the goodwill assigned to the organizations and consumer business units, plus a portion of the Covey trade name intangible asset, which has an indefinite life. The write-off totaled $75.3 million ($61.4 million after applicable tax benefits) and was retroactively recorded in the Company's first fiscal quarter as required by the guidelines of SFAS No. 142. Goodwill and intangible assets assigned to the education business unit, which consisted primarily of Premier, were not required to be written down since the fair value of that business unit's assets exceeded their book value at the measurement date. Intangible assets of continuing operations consisted of the following at February 23, 2002 and September 1, 2001 (in thousands):

                                             February 23, 2002
                                           ------------------------
        Customer lists                          $     18,874
        License rights                                27,000
        Trade names                                   34,007
        Curriculum                                    62,730
                                                ------------
                                                     142,611
        Less: accumulated amortization               (39,904)
                                                ------------
        Net intangible assets                   $    102,707
                                                ============

         The Covey trade name intangible asset, which is an indefinite-lived intangible asset, represents $31.9 million of the Company's total trade name intangible assets. Amortization expense for the quarter and six months ended February 23, 2002 was $1.1 million and $2.5 million, respectively.

         If the provisions of SFAS No. 142 were in effect at September 1, 2000, the Company would have recognized the following financial results for the quarter and six months ended February 24, 2001. Amounts presented below were adjusted to reflect Premier as a discontinued operation for comparability to amounts reported in the accompanying consolidated condensed statement of operations for the comparable periods in fiscal 2002 (in thousands).

                                                              Quarter Ended              Six Months Ended
                                                            February 24, 2001            February 24, 2001
                                                         -------------------------    -------------------------
        Amortization                                          $        954                 $      2,449
        Income from continuing operations                            3,723                        8,966
        Loss from discontinued operations, net of
           tax benefit                                              (2,990)                      (5,492)
        Net loss attributable to common
           shareholders                                             (1,295)                        (582)

        Basic and diluted net income available to
           common shareholders per share                      $       (.06)                $       (.03)

NOTE 5 –  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

         Effective September 1, 2000, the Company entered into a joint venture agreement with American Marketing Systems ("AMS") to form Franklin Covey Coaching, LLC. Each partner owns 50 percent of the joint venture and participates equally in its management. The Company accounts for its investment in Franklin Covey Coaching, LLC using the equity method of accounting and reports its share of the joint venture's net income as equity in the earnings of an unconsolidated subsidiary. The Company's share of the joint venture's earnings totaled $1.0 million for the quarter ended February 23 2002, compared to $0.6 million in the comparable quarter of the prior year. Summarized financial information for Franklin Covey Coaching, LLC was as follows for the periods indicated (in thousands):

                                               Quarter Ended                           Six Months Ended
                                    ----------------------------------       ----------------------------------
                                        February 23,       February 24,         February 23,        February 24,
                                         2002               2001                 2002                2001
                                    ---------------     --------------       --------------     ---------------
        Net sales                       $   6,282           $   5,372            $  12,136          $  10,388
        Gross profit                        4,227               3,346                8,027              6,680
        Net income                          2,274               1,379                4,219              3,149

        Current assets                  $   2,926           $   2,707
        Noncurrent assets                  17,403              17,808
                                        ---------           ---------
           Total assets                 $  20,329           $  20,515
                                        =========           =========

        Current liabilities             $   1,218           $     847
        Noncurrent liabilities              2,734                 342
                                        ---------           ---------
           Total liabilities            $   3,952           $   1,189
                                        =========           =========

         The joint venture agreement requires the Company's coaching programs to achieve specified earnings thresholds beginning in fiscal 2002 (the joint venture agreement did not contain an earnings threshold requirement in fiscal 2001) or the joint venture agreement may be terminated at the option of AMS. Based upon available information, the Company's management believed that the required earnings threshold in fiscal 2002 could be reached through increased business from existing coaching programs and the creation of new programs. However, due to unfavorable economic conditions, which were significantly worsened by the events of September 11, 2001, and other factors, the Company's coaching programs have only produced $0.6 million of earnings during the six months ended February 23, 2002 toward the $3.2 million fiscal 2002 earnings threshold requirement. As a result of its lower than expected performance during the first six months of fiscal 2002, combined with expectations for continued unfavorable performance through the remainder of fiscal 2002, AMS informed the Company that the existing joint venture agreement will be terminated or restructured at August 31, 2002. Based upon all available information, including uncertainty regarding the continued existence of Franklin Covey Coaching LLC under a new and revised joint venture agreement, the Company recognized a $14.5 million impairment charge during the quarter ended February 23, 2002. The Company has recognized impairment charges on its investment in Franklin Covey Coaching LLC totaling $16.3 million during fiscal 2002. The remaining investment balance in the accompanying condensed consolidated balance sheet at February 23, 2002 represents the net realizable value of expected remaining cash disbursements and tangible assets expected to be returned upon termination of the joint venture agreement. As further information becomes available, including coaching program financial results and results of negotiations with AMS, additional adjustments to the Company's investment in Franklin Covey Coaching LLC may be required. As of February 23, 2002, the Company's remaining net investment in Franklin Covey Coaching LLC totaled $1.2 million.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

         During the fourth quarter of fiscal 2001, the Company entered into a new credit agreement with its lenders. The new credit agreement was comprised of a $69.0 million term loan and a $45.6 million revolving credit facility, both of which were to expire in May 2004. On December 21, 2001, the Company used $92.3 million of the proceeds from the sale of Premier (Note 3) to pay all amounts outstanding on its existing term loan and line of credit agreements. As a result of this prepayment, the existing line of credit agreement was terminated and the Company has not obtained a new credit agreement. Following the payment and termination of these debt instruments, the Company's remaining debt consists primarily of long-term mortgages on the Company's buildings and property.

NOTE 7 – LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS

         During the normal course of business, the Company is exposed to interest rate and foreign currency exchange risks. To manage risks associated with interest and foreign currency exchange rates, the Company makes limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, the Company's derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into derivative contracts for speculative trading purposes, nor is the Company party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument and, thus, are not a measure of the exposure to the Company through its use of derivatives. The Company does not engage in other "off-balance sheet" transaction arrangements that would subject the Company to additional undisclosed risks, nor does the Company participate in trading activities involving non-exchange traded contracts that could increase Company liabilities and adversely affect the Company's liquidity position. The Company does not expect to incur any losses resulting from non-performance by the other parties.

Interest Rate Risk Management

         As of February 23, 2002, the Company's remaining debt balances consisted of both fixed and variable rate instruments. In order to reduce the effects of interest rate fluctuations on the Company's operations, the Company has made limited use of interest rate swap agreements. Generally, under interest rate swaps, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to a contracted notional amount. The Company designates interest rate swap agreements as hedges of risks associated with specific assets, liabilities, or future commitments, and these contracts are monitored to determine whether the underlying agreements remain effective hedges. The interest rate differential on interest rate swaps is recognized as a component of interest expense or income over the term of the outstanding agreement.

         In connection with the management common stock loan program (Note 12) completed in fiscal 2001, the Company entered into an interest rate swap agreement to lock an interest rate for loan participants. As a result of the new credit agreement obtained in fiscal 2001, the notes receivable from loan participants and the interest rate swap agreement were acquired by the Company and recorded in the Company's consolidated balance sheet. The interest rate swap agreement allowed the Company to pay a fixed rate and receive a floating rate from the counterparty through the term of agreement, which expired in March 2005. However, due to terms of the Company's existing credit agreement, the Company was obligated to use a portion of the proceeds from the sale of Premier to retire all outstanding debt, including the amount related to the management stock loan. As a result of this transaction, the underlying obligation of the interest rate swap agreement was retired and the existing interest rate swap was transformed from a hedge instrument into a speculative instrument, which the Company settled during the second quarter of fiscal 2002 for $4.9 million. The interest rate differential totaled $0.6 million of expense for the six months ended February 23, 2002. The Company had no interest rate swap agreements in place at February 23, 2002.

Foreign Currency Exposure

         The Company has international operations and during the normal course of business is exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. During the quarter ended February 23, 2002, the Company utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions that are denominated in Japanese Yen, Canadian Dollars, Mexican Pesos, and Australian Dollars. These contracts did not meet specific hedge accounting requirements and corresponding gains and losses have been recorded as a component of current operations, which offset the gains and losses on the underlying transaction, in the accompanying consolidated condensed statements of operations for fiscal 2002 and 2001. The notional amounts of the Company's foreign currency forward contracts were as follows at February 23, 2002 (in thousands):

                                          Notional Amount in        Notional Amount in
           Contract Description            Foreign Currency            U.S. Dollars
        -----------------------------    ----------------------    -----------------------
        Japanese Yen                               590,000              $      4,770
        Australian Dollars                           2,755                     1,381
        Mexican Pesos                               14,620                     1,535
                                                                        ------------
                                                                        $      7,686
                                                                        ============

         The Company recorded net gains from its use of foreign currency forward contracts totaling $0.5 million and $0.4 million for the quarter and six months ended February 23, 2002, respectively. Foreign currency forward contract gains were $0.3 million and $0.4 million for the quarter and six months ended February 24, 2001, respectively.

NOTE 8 – IMPAIRED ASSETS

         During the quarter ended February 23, 2002, the Company recognized an impaired asset charge totaling $4.5 million. The impaired asset charge was comprised of the following items (in thousands):

                         Description                          Amount
        -----------------------------------------------   -----------------
        Note receivable from sale of subsidiary               $     2,282
        Obsolete computer software                                  1,425
        Impaired software development costs                           811
                                                              -----------
                                                              $     4,518
                                                              ===========

         The note receivable from the sale of a subsidiary became impaired during the quarter ended February 23, 2002 due to the purchaser declaring bankruptcy during the quarter. The note was guaranteed by the parent company of the purchaser, however, the parent company also became insolvent during the quarter and the chances of a favorable recovery on the note receivable appear to be remote. Certain customer database management software, which was developed and installed by an external company, became obsolete when the Company selected a new database software provider, which rendered the existing application obsolete. The Company also expensed the external costs of the development of software designed to sell a new customized planner product. Although the software was functional and performed as planned, sales of the corresponding product have been significantly less than expected.

NOTE 9 –  COMPREHENSIVE INCOME

         Comprehensive income (loss) includes charges and credits to equity accounts that are not the result of transactions with shareholders. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income and loss items. Comprehensive income (loss) for the Company was as follows (in thousands):

                                                       Quarter Ended                         Six Months Ended
                                             ----------------------------------      ----------------------------------
                                             February 23,        February 24,         February 23,       February 24,
                                                 2002                2001                 2002               2001
                                             --------------     ---------------      ---------------    ---------------
Net income (loss) attributable
    to common shareholders                       $  32,920          $  (2,832)           $ (56,248)         $  (3,530)

Other comprehensive income (loss):
    Loss on valuation of interest
       rate swap agreement, net of tax                                                       2,786

    Foreign currency translation
       adjustments                                     807                (65)                 394               (681)
                                                 ---------          ---------            ---------          ---------
Comprehensive income (loss)                      $  33,727          $  (2,897)           $ (53,068)         $  (4,211)
                                                 =========          =========            =========          =========

         The loss on valuation of the interest rate swap agreement was included as comprehensive income due to its settlement, which was recorded as a component of loss from operations.

NOTE 10 – NET LOSS PER COMMON SHARE

         Basic earnings (loss) per share ("EPS") is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the "as converted" method, as appropriate. During periods of net loss from continuing operations, all common stock equivalents, including the effect of common shares from the issuance of preferred stock on an "as converted" basis, are excluded from the diluted EPS calculation. Due to their antidilutive effect, the following common stock equivalents have been excluded from the net income (loss) per share calculations.

                                                          Quarter Ended                        Six Months Ended
                                                 --------------------------------      ---------------------------------
                                                 February 23,       February 24,       February 23,       February 24,
                                                     2002               2001               2002               2001
                                                 --------------     -------------      --------------     --------------
        Antidilutive shares excluded from
           the diluted EPS calculation:
           Incremental shares from
               assumed exercises of
               stock options                             5                                       3

           Preferred stock on an
               "as converted" basis                  6,238              5,794                6,163               5,794

         The expanded calculations of earnings (loss) per share amounts are as follows:

                                              February 23,       February 24,         February 23,        February 24,
                                                  2002               2001                 2002                2001
                                             ---------------    ---------------      ---------------     ---------------

        Income (loss) from continuing
           operations:                         $   (24,381)       $     2,683          $   (46,041)         $    7,104
        Preferred stock dividends                   (2,183)            (2,028)              (4,313)             (4,056)
                                               -----------        -----------          -----------          ----------
        Income (loss) from continuing
           operations, less preferred
           stock dividends                         (26,564)               655              (50,354)              3,048
        Loss from discontinued
           operations, net of tax                   (1,290)            (3,487)              (5,282)             (6,578)
        Gain on sale of discontinued
           operations, net of tax                   60,774                                  60,774
                                               -----------        -----------          -----------          -----------
        Income (loss) before cumulative
           effect of accounting change              32,920             (2,832)               5,138              (3,530)
        Cumulative effect of accounting
           change, net of tax                                                              (61,386)
                                               -----------        -----------          -----------          -----------
        Net income (loss) attributable to
           common shareholders                 $    32,920        $    (2,832)         $   (56,248)         $   (3,530)
                                               ===========        ===========          ===========          ==========

        Income from continuing
           operations, less preferred
           stock dividends per share:
               Basic and Diluted               $     (1.34)       $       .03          $     (2.53)        $       .15
        Loss from discontinued operations,
           net of tax, per share:
               Basic and Diluted                      (.06)              (.17)                (.27)               (.32)
        Gain on sale of discontinued
           operations per share:
               Basic and Diluted                      3.06                                    3.06
                                               -----------        -----------          -----------          -----------
        Income (loss) before cumulative
           effect of accounting change
           per share:
               Basic and Diluted                      1.66               (.14)                 .26                (.17)
        Cumulative effect of accounting
           change per share:
               Basic and Diluted                                                             (3.09)
                                               ------------       -----------          -----------         -----------
        Net income (loss) per share
           atributable to common
           shareholders:
               Basic and Diluted               $      1.66        $      (.14)         $     (2.83)        $      (.17)
                                               ===========        ===========          ===========         ===========

        Weighted average number of common
           and equivalent shares:
               Basic                                19,882             20,450               19,897              20,546
                                               ===========        ===========          ===========         ===========
               Diluted                              19,882             20,538               19,897              20,625
                                               ===========        ===========          ===========         ===========

NOTE 11 – SEGMENT INFORMATION

         Effective September 1, 2001, the Company realigned its operations into the following three business units:

Consumer Business Unit – The consumer business unit (“CBU”) is focused on sales to individual customers. This business unit includes the results of the Company’s 173 domestic retail stores, 10 international retail stores, catalog/e-Commerce operations, and other related channels and services including certain wholesale sales and manufacturing operations. Although consumer business unit sales primarily consist of products such as planners, binders, and handheld electronic planning devices, virtually any component of the Company’s leadership and productivity solutions can be purchased through the consumer business unit channels.

Organizations Business Unit – The organizations business unit (“OBU”) is primarily responsible for selling products and services directly to organizational clients, including other companies, the government, and educational institutions. The organizations business unit includes the financial results of the organizational sales group (“OSG”) and the Company’s international operations, except for retail stores. OSG is primarily responsible for the domestic sale and delivery of leadership, productivity, sales performance, and communication training seminars to corporations and includes leadership training sales to educational entities that were formerly reported with Premier.

Education Business Unit – The education business unit includes the sales and operations of Premier and consists primarily of product sales to educational institutions from elementary schools to colleges and universities. The operations of Premier were sold effective December 21, 2001 and the operating results of Premier have been reported as discontinued operations in the accompanying consolidated condensed financial statements.

         The Company's chief operating decision maker is the Chief Executive Officer ("CEO") and each of the business units has a general manager that reports directly to the CEO. The primary measurement tool in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization ("EBITDA"), which also approximates cash flows from the operating segments and may not be calculated as similarly titled amounts presented by other companies. The calculation of EBITDA includes the equity in earnings of Franklin Covey Personal Coaching, LLC, which is reported through the OBU. In order to enhance comparability between reported periods, the losses on impaired assets have been included in the EBITDA calculation, but are disclosed as non-cash items in the appropriate business units in the accompanying table.

         The Company accounts for its segment information on the same basis as the accompanying consolidated condensed financial statements. Prior period information has been reclassified to conform with the current period presentation.

SEGMENT INFORMATION
(in thousands)

                                                                 Organizations Business
                               Consumer Business Unit                     Unit
                         ------------------------------------    ------------------------
                                                                                                          Corporate,
                                                                                                          Adjustments
Quarter Ended                           Catalog/      Other                                                  and
February 23, 2002            Retail    e-Commerce      CBU          OSG    International     Education   Eliminations  Consolidated
-------------------------------------------------------------    ------------------------    --------------------------------------
Sales to external
   customers              $  45,794   $   20,370   $     854      $  24,754     $ 11,554       $            $          $  103,326
Gross margin                 24,373       11,377      (1,269)        15,171        7,113                                   56,765
EBITDA                        8,466        1,565      (9,803)       (14,226)       1,245                     (15,598)     (28,351)
Significant non-cash
   items:
   Provision for losses
      on management loan
      program                                                                                                  8,485        8,485
   Impairment of investment
      in unconsolidated
      subsidiary                                                     14,462                                                14,462
   Impairment of other
      assets                               1,425       3,093                                                                4,518
Depreciation                  2,708          767         590            574          286                       4,135        9,060
Amortization                                                          1,094                                       17        1,111
Discontinued operations,
   net of tax                                                                                    (1,290)                   (1,290)
Segment assets               38,072        3,016      24,202        116,410       22,108                     157,779      361,587

Quarter Ended
February 24, 2001
-------------------------------------------------------------    ------------------------    --------------------------------------
Sales to external
   customers              $  57,532   $   28,346   $   3,389      $  28,022     $ 14,210       $            $          $  131,499
Gross margin                 29,931       14,873       1,942         17,665        8,829                                   73,240
EBITDA                       14,950        7,840      (1,571)           801        2,797                      (8,787)      16,030
Depreciation                  1,709          112         648            415          206                       2,865        5,955
Amortization                                             204          2,082          379                         507        3,172
Discontinued operations,
   net of tax                                                                                    (3,487)                   (3,487)
Segment assets               29,514        1,293      40,459        197,938       24,625         71,830      169,264      534,923

Six Months Ended
February 23, 2002
-------------------------------------------------------------    ------------------------    --------------------------------------
Sales to external
   customers              $  74,433   $   39,814   $   2,224      $  46,762     $ 24,432       $            $          $  187,665
Gross margin                 39,597       22,740      (1,414)        28,034       15,294                                  104,251
EBITDA                        9,003        4,735     (13,276)       (17,930)       3,300                     (34,169)     (48,337)
Significant non-cash
   items:
   Provision for
      losses on management
      loan program                                                                                            18,456       18,456
   Impairment of
      investment in
      unconsolidated
      subsidiary                                                     16,323                                                16,323
   Impairment of other
      assets                               1,425       3,093                                                                4,518
Depreciation                  5,540        1,392       1,180            889          732                       7,604       17,337
Amortization                                                          2,433           16                          58        2,507
Discontinued operations,
   net of tax                                                                                    (5,282)                   (5,282)

Six Months Ended
February 24, 2001
-------------------------------------------------------------    ------------------------    --------------------------------------
Sales to external
   customers              $  97,163   $   59,932   $   7,094      $  63,254     $ 29,672       $            $          $  257,115
Gross margin                 51,991       33,558       3,929         41,759       18,063                        (588)     148,712
EBITDA                       24,526       20,307      (3,549)         7,011        4,929                     (16,839)      36,385
Depreciation                  3,221          230       1,286            738          430                       6,116       12,021
Amortization                    114                      408          4,385          516                         998        6,421
Discontinued operations,
   net of tax                                                                                    (6,578)                   (6,578)

         A reconciliation of reportable segment EBITDA to consolidated EBITDA is presented below (in thousands):

                                                Quarter Ended                         Six Months Ended
                                       --------------------------------         ------------------------------
                                        February 23,      February 24,             February         February
                                            2002              2001                 23, 2002         24, 2001
                                       --------------    --------------         -------------    -------------
        Reportable segment
           EBITDA                         $   6,227         $  24,817              $   6,673        $  53,224
        Provision for losses on
           management stock loans            (8,485)                                 (18,456)
        Impairment of investment
           in unconsolidated
           subsidiary                       (14,462)                                 (16,323)
        Other impaired assets                (4,518)                                  (4,518)
        Corporate expenses                   (7,113)           (8,787)               (15,713)         (16,839)
                                        --------------    --------------         -------------    -------------
        Consolidated EBITDA               $ (28,351)        $  16,030              $ (48,337)       $  36,385
                                        ==============    ==============         =============    =============

         Corporate assets such as cash, accounts receivable, and other assets are not generally allocated to reportable business segments for business analysis purposes. However, inventories, certain identifiable goodwill and intangibles, and fixed assets are classified by segment.

NOTE 12 – MANAGEMENT COMMON STOCK LOAN PROGRAM

         The Company has an incentive-based compensation program that includes a loan program to certain management personnel for the purpose of purchasing shares of the Company's common stock. The program provided management of the Company with the opportunity to purchase shares of the Company's common stock by borrowing on a full-recourse basis from external lenders. The loan program closed during fiscal 2001 with 3,825,000 shares purchased for a total cost of $33.6 million, which was guaranteed by the Company. Although interest accrues over the life of the loans, no interest payments are due from participants until the loans mature in March 2005. As part of the credit agreement obtained in fiscal 2001 (Note 6), the Company acquired from the external lenders the notes receivable from the loan participants and recorded them as a reduction to shareholders' equity. As a result, the Company is the direct lender on these full-recourse notes from the participants of the loan program.

         The Company utilizes a systematic methodology for determining the level of reserves that are appropriate for the management common stock loan program. The primary factor considered by the Company's methodology is the current market value of common stock held by the participants. Other factors considered by the methodology include: the liquid net worth and the earnings capacity of the participants; the risks of pursuing collection actions against key management employees; the probability of sufficient collateral value based upon the proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on the Company's ability to collect the loans. Based upon the Company's methodology, the Company recorded an additional $8.5 million to the loan loss reserve during the quarter ended February 23, 2002, primarily due to a decline in both the Company's stock price and the participants' available net worth. During the quarter ended November 24, 2001, the Company recorded a $10.0 million increase to the reserve for management stock loan losses as a result of unfavorable operating results and uncertainty regarding the completion of the tender offer, which was subsequently cancelled (Note 13). As of February 23, 2002, the Company had an aggregate loan loss reserve totaling $19.5 million, which reduces notes and interest receivable from related parties in the accompanying consolidated condensed balance sheet. At February 23, 2002, the participants' loans plus accrued interest exceeded the value of the common stock held by the participants by $25.9 million. Should teh value of the common stock alonge continue to be insufficient to cover the loans outstanding during the loan term, the Company's loan loss reserve methodology provides a basis to be fully reserved prior to the March 2005 loan maturity date. The establishment of reserves for potential loan losses requires significant estimates and judgment by the Company's management and these estimates and projections are subject to change as a result of various economic factors, most of which are not within the control of the Company. As a result, the reserve for management stock loan losses could change significantly in future periods. The inability of some or all participants to repay their loans would have a significant adverse effect upon the operating results, financial position, and future cash receipts of the Company.

NOTE 13 – CANCELLATION OF TENDER OFFER

        On November 26, 2001, the Company filed a tender offer statement with the Securities and Exchange Commission, which was subsequently amended on December 24, 2001, to purchase up to 7,333,333 shares of its common stock at a purchase price of $6.00 per share. The Company reserved the right in the tender offer document, upon providing appropriate notice, to extend the date of the tender offer or change the number of shares or the price at which the Company was willing to tender. The Company also reserved the right to terminate the tender offer (a) if changes occurred in the economy that could in the Company’s reasonable judgment have a material adverse effect on the Company’s business, operations, or prospects or (b) if any change occurred in the Company’s business, financial condition, assets, income, operations, or prospects that in the Company’s reasonable judgment has or may have a material adverse consequence to the Company.

        While the general weakness of the economy, and the events of September 11 were known at the time the tender offer was commenced, the Board of Directors of the Company concluded that subsequent changes in the domestic and international economies, some of which reflect a worsening of conditions existing prior to the tender offer, could foreseeably have a material adverse effect on the Company’s business, operations, or prospects. Worsening economies in countries where the Company has operations, including Japan, Mexico, Canada and Brazil, were also adversely impacting the Company’s financial performance and prospects in its international business.

        The Board also observed that leading economic indicators in January signaled negative prospects for a near-term economic recovery as compared with forecasts of domestic economic recovery made in November 2002. The Board concluded that these factors are having and will likely continue to have a material adverse impact on the Company’s future operations and cash flow. The weaker than expected economy has also hampered and will continue to hamper the Company’s ability to complete the sale of its printing operations, a move designed to enhance the Company’s cash position.

        Slower than expected retail sales during December, softer than expected catalog revenues in November and December, and lower than budgeted sales results for November in the Company’s Organizational Business Unit signaled to the Board changes in the Company’s income, operations and prospects that, in their judgment, were having a material adverse consequence to the Company.

        In summary, the Board concluded that (1) the Company’s profitability and cash levels at year end were below those forecasted prior to the tender offer; (2) external economic factors suggest that future results in cash flows could be further impacted; (3) the Company’s potential sources for generating additional cash, if needed, are less certain than anticipated; and (4) the individual and combined effect of these factors were having and would likely continue have a material adverse effect or consequence to the Company, relative to what was considered by the Board at the time of the tender offer. The Board therefore concluded that conditions existed warranting termination of the tender offer pursuant to the terms of the tender offer document.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended August 31, 2001.

RESULTS OF OPERATIONS

Quarter Ended February 23, 2002 Compared with the Quarter Ended February 24, 2001

Sales

         The following table sets forth selected sales data of the Company's operating segments (in thousands):

                                         Quarter Ended                               Six Months Ended
                                --------------------------------              --------------------------------
                                February 23,      February 24,                February 23,      February 24,
                                    2002              2001        Var. %          2002              2001        Var. %
                                --------------    --------------  ------      --------------    --------------  ------
Consumer Business Unit:
    Retail Stores                 $   45,794        $   57,532     (20)         $   74,433        $   97,163     (23)
    Catalog/e-Commerce                20,370            28,346     (28)             39,814            59,932     (34)
    Other CBU                            854             3,389     (74)              2,224             7,094     (69)
                                  ----------        ----------                  ----------        ----------
                                      67,018            89,267     (25)            116,471           164,189     (29)
                                  ----------        ----------                  ----------        ----------
Organizations Business Unit:
    Organizational Sales Group        24,754            28,022     (12)             46,762            63,254     (26)
    International                     11,554            14,210     (19)             24,432            29,672     (18)
                                  ----------        ----------                  ----------        ----------
                                      36,308            42,232     (14)             71,194            92,926     (23)
                                  ----------        ----------                  ----------        ----------
                                  $  103,326        $  131,499     (21)         $  187,665        $  257,115     (27)
                                  ==========        ==========                  ==========        ==========

         In general, the Company's second quarter sales performance was disappointing. The Company believes that continued unfavorable economic conditions in the United States lead to reduced training and supply expenditures, as corporate clients sought to reduce operating expenses. As a result, the Company experienced significant declines in sales compared to the prior year for both products and training services. Product sales, which primarily consist of planners, binders, and handheld electronic planning devices, decreased $25.4 million, or 25 percent, compared to the prior year. The decrease in product sales is primarily due to decreased retail store sales, catalog/e-Commerce sales, and wholesale sales. Retail store sales declined primarily due to lower average sales dollars per transaction combined with a decrease in consumer traffic. Average sales dollars per transaction decreased primarily due to a sharp decline in sales of handheld electronic planning devices and related accessories. Total handheld electronic device sales, the majority of which are made through the Company's retail stores, decreased by $14.7 million, or 60 percent, compared to the prior year. Planner and binder sales through the Company's various channels also decreased by seven percent and five percent, respectively, compared to the prior year. As a result of these declines, comparable store retail sales decreased by 27 percent compared to the same quarter of the prior year. However, the 27 percent decline in comparable store sales represents an improvement from the 36 percent decline in comparable store sales reported for the first quarter of fiscal 2002. The sales performance from 22 additional stores partially offset the decline in comparable store sales resulting in a 20 percent overall decrease in retail store sales compared to the prior year. At February 23, 2002, the Company was operating 173 domestic retail stores compared to 151 stores at February 24, 2001. Catalog/e-Commerce sales declined due to reduced call volume in the Company's catalog call center operations and reduced sales activity through the Company's Internet web site at www.franklincovey.com. Sales from the Company's holiday season catalog ailings declined compared to the prior year, and overall catalog sales declined 36 percent compared to the same quarter of last year. The Company attributes this decline to the combination of significantly reduced response rates from its catalog mailings, an overall decrease in handheld electronics product sales, and the reluctance of companies to reimburse employees for planners and other productivity tools due to budgetary and spending constraints. Other consumer business unit sales decreased due to reduced demand for the Company's products through wholesale channels and from the sale or discontinuance of certain other small non-core entities. The Company offers a variety of training seminars and consulting services including productivity, time management, leadership, and sales performance training. Domestic training seminars and consulting services are delivered through the Company's Organizational Sales Group ("OSG"). Training sales during the quarter decreased primarily due to reduced attendance for both on-site and public leadership and productivity programs. Public program sales continued their downward trend from late fiscal 2001 and also decreased compared to the prior year. Due to economic factors adversely affecting corporate budgeting and spending, future bookings of training seminars remains slower than expected, and the Company expects this trend to impact the remainder of fiscal 2002. International product and training sales decreased compared to the prior year primarily due to decreased sales in Mexico, Canada, Japan, and continental Europe. These decreases were partially offset by a slight sales increase from the United Kingdom and flat sales performance from licensee operations. In addition, foreign currency exchange rates had an adverse affect totaling $0.5 million upon reported international sales during the quarter.

Gross Margin

         Gross margin consists of net sales less the cost of goods sold or services provided. The Company's overall gross margin decreased to 54.9 percent of sales, compared to 55.7 percent in the prior year. The decline in gross margin was primarily due to increased manufacturing costs and backorders on certain planner products, which adversely affected product cost of sales, and the impact of fixed delivery costs for seminars, which reduced training and service gross margins. Gross margin on product sales decreased to 51.3 percent compared to 52.2 percent in the prior year. Due to decreased sales volume, production volume for planners and related forms has been reduced, which resulted in higher per-unit costs due to the loss of printing volume efficiencies. In addition, the Company experienced a shortage of certain planner products that were backordered and shipped to customers using more expensive overnight carriers in order to maintain high customer service standards. These increased shipping costs could not be passed on to consumers. Partially offsetting these factors was an overall decrease in the sales volume of lower-margin handheld electronic devices and related accessories. Training and service gross margin decreased to 64.7 percent compared to 66.9 percent in the prior year. Seminar costs, as a percentage of revenue, increased due to lower attendance at seminar events held during the quarter. Certain components of training program costs are fixed, such as site fees, equipment rentals, and presenter costs. With a decline in the average number of participants per training seminar, the fixed costs for the seminar resulted in lower gross margins for the seminar event. As part of its efforts to improve operational results, the Company is actively seeking to reduce product and seminar costs in order to improve overall gross margins.

Operating Expenses

        Selling, general, and administrative (“SG&A”) expenses increased $0.9 million, to 56.8 percent of sales, compared to 43.9 percent of sales in the prior year. The increase in SG&A expenses was primarily due to increased consulting and product development costs related to certain products, severance costs resulting from headcount reduction efforts, increased retail store operations, and costs associated with the implementation of the Electronic Data Systems (“EDS”) outsourcing contract. These increases were partially offset by decreased associate costs, reduced travel and entertainment expenses, and reduced spending in various areas of the Company in response to cost reduction initiatives. During the quarter, the Company expensed approximately $2.0 million of development costs related to certain projects that are expected be non-recurring in nature. Additionally, the Company has implemented numerous initiatives to reduce operating expenses, including headcount reductions in various areas of the Company. As a result of these efforts, the Company incurred and expensed $1.7 million of severance and related costs during the quarter. As previously mentioned, the Company is operating 22 additional stores compared to the prior year and has realized increased operating costs. During fiscal 2001, the Company entered into a long-term outsourcing agreement with EDS to provide warehousing, distribution, information systems, and call center operations. In addition to base charges for services provided, the Company has incurred transition costs necessary to operate under the terms of the agreement. The Company believes that over the life of the contract, significant cost savings will be realized in these outsourced areas. The Company has initiated numerous cost reduction initiatives and believes that its efforts will reduce recurring operational SG&A costs throughout the remainder of fiscal 2002 and in future periods.

        The Company has an incentive-based compensation program that includes a loan program to certain management personnel for the purpose of purchasing shares of the Company’s common stock. The program provided management of the Company with the opportunity to purchase shares of the Company’s common stock by borrowing on a full-recourse basis from external lenders. As part of the credit agreement obtained in fiscal 2001, the Company acquired from the external lenders the notes receivable from the loan participants and recorded them as a reduction to shareholders’ equity. As a result, the Company is now the creditor on these notes from the participants of the loan program.

        The Company utilizes a systematic methodology for determining the level of reserves that are appropriate for the management common stock loan program. The primary factor considered by the Company’s methodology is the current market value of common stock held by the participants. Other factors considered by the methodology include: the liquid net worth and the earnings capacity of the participants; the inherent difficulties and risks of pursuing collection actions against key management employees; the probability of sufficient collateral value based upon the proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on the Company’s ability to collect the loans. Based upon the Company’s methodology, the Company recorded an additional $8.5 million to the loan loss reserve during the quarter ended February 23, 2002, primarily due to a decline in both the Company’s stock price and the participants’ available net worth. During the quarter ended November 24, 2001, the Company recorded a $10.0 million increase to the reserve for management stock loan losses as a result of unfavorable operating results and uncertainty regarding the completion of the tender offer, which was subsequently cancelled. As of February 23, 2002, the Company had an aggregate loan loss reserve totaling $19.5 million, which reduces notes and interest receivable from related parties in the accompanying consolidated condensed balance sheet. At February 23, 2002, the participants’ loans plus accrued interest exceeded the value of the common stock held by the participants by $25.9 million. Should the value of the common stock alone continue to be insufficient to cover the loans outstanding during the loan term, the Company’s loan loss reserve methodology provides a basis to be fully reserved prior to the March 2005 loan maturity date. The establishment of reserves for potential loan losses requires significant estimates and judgment by the Company’s management and these estimates and projections are subject to change as a result of various economic factors, most of which are not within the control of the Company. As a result, the reserve for management stock loan losses could change significantly in future periods. Although all participants have full-recourse loans from the Company, the inability of some or all participants to repay their loans would have a significant adverse effect upon the operating results, financial position, and future cash receipts of the Company.

        During the quarter ended February 23, 2002, the Company recognized an impaired asset charge totaling $4.5 million. The impaired asset charge was comprised of a note receivable from the sale of a subsidiary, obsolete computer software costs, and software development costs for a line of custom planner products. A $2.3 million note receivable from the sale of a subsidiary became impaired during the quarter ended February 23, 2002 due to the purchaser declaring bankruptcy during the quarter. The note was guaranteed by the parent company of the purchaser; however, the parent company became insolvent during the quarter and the chances of recovering any substantial payment on the note appears to be remote. Certain customer database management software, which was developed and installed by an external company, became obsolete when the Company selected a new database software provider, which rendered the existing application obsolete. The cost of the obsolete software written off totaled $1.4 million. The Company also expensed $0.8 million of external development costs for software designed to sell new planner products. Although the software was functional and performed as planned, sales of the corresponding product were significantly less than expected.

        Depreciation expense increased by $3.1 million compared to the prior year, primarily due to the purchase of computer hardware and software, the acceleration of depreciation on certain computer software that will be replaced during the Company’s third fiscal quarter, and the addition of leasehold improvements in new and remodeled retail stores. Amortization expense decreased by $2.1 million, primarily due to the adoption of SFAS No. 142, which prohibits goodwill amortization and requires the Company to adopt a fair value approach, with periodic assessments for impairment, to value goodwill and indefinite lived intangible assets. As a result of adopting the provisions of SFAS No. 142, the Company wrote off all recorded goodwill associated with its consumer business unit and organizations business unit on its balance sheet as of September 1, 2001. Goodwill and intangible assets assigned to the education business unit, which consisted primarily of Premier, were not required to be written down since the fair values of that business unit’s assets exceeded their book values at the measurement date. The corresponding charge was recorded as a cumulative effect of accounting change in the accompanying consolidated condensed statement of operations for the six months ended February 23, 2002 and totaled $61.4 million after applicable tax benefits.

        Selling, general, and administrative (“SG&A”) expenses increased $0.9 million, to 56.8 percent of sales, compared to 43.9 percent of sales in the prior year. The increase in SG&A expenses was primarily due to increased consulting and product development costs related to certain products, severance costs resulting from headcount reduction efforts, increased retail store operations, and costs associated with the implementation of the Electronic Data Systems (“EDS”) outsourcing contract. These increases were partially offset by decreased associate costs, reduced travel and entertainment expenses, and reduced spending in various areas of the Company in response to cost reduction initiatives. During the quarter, the Company expensed approximately $2.0 million of development costs related to certain projects that are expected be non-recurring in nature. Additionally, the Company has implemented numerous initiatives to reduce operating expenses, including headcount reductions in various areas of the Company. As a result of these efforts, the Company incurred and expensed $1.7 million of severance and related costs during the quarter. As previously mentioned, the Company is operating 22 additional stores compared to the prior year and has realized increased operating costs. During fiscal 2001, the Company entered into a long-term outsourcing agreement with EDS to provide warehousing, distribution, information systems, and call center operations. In addition to base charges for services provided, the Company has incurred transition costs necessary to operate under the terms of the agreement. The Company believes that over the life of the contract, significant cost savings will be realized in these outsourced areas. The Company has initiated numerous cost reduction initiatives and believes that its efforts will reduce recurring operational SG&A costs throughout the remainder of fiscal 2002 and in future periods.

        The Company has an incentive-based compensation program that includes a loan program to certain management personnel for the purpose of purchasing shares of the Company’s common stock. The program provided management of the Company with the opportunity to purchase shares of the Company’s common stock by borrowing on a full-recourse basis from external lenders. As part of the credit agreement obtained in fiscal 2001, the Company acquired from the external lenders the notes receivable from the loan participants and recorded them as a reduction to shareholders’ equity. As a result, the Company is now the creditor on these notes from the participants of the loan program.

        The Company utilizes a systematic methodology for determining the level of reserves that are appropriate for the management common stock loan program. The primary factor considered by the Company’s methodology is the current market value of common stock held by the participants. Other factors considered by the methodology include: the liquid net worth and the earnings capacity of the participants; the inherent difficulties and risks of pursuing collection actions against key management employees; the probability of sufficient collateral value based upon the proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on the Company’s ability to collect the loans. Based upon the Company’s methodology, the Company recorded an additional $8.5 million to the loan loss reserve during the quarter ended February 23, 2002, primarily due to a decline in both the Company’s stock price and the participants’ available net worth. During the quarter ended November 24, 2001, the Company recorded a $10.0 million increase to the reserve for management stock loan losses as a result of unfavorable operating results and uncertainty regarding the completion of the tender offer, which was subsequently cancelled. As of February 23, 2002, the Company had an aggregate loan loss reserve totaling $19.5 million, which reduces notes and interest receivable from related parties in the accompanying consolidated condensed balance sheet. At February 23, 2002, the participants’ loans plus accrued interest exceeded the value of the common stock held by the participants by $25.9 million. Should the value of the common stock alone continue to be insufficient to cover the loans outstanding during the loan term, the Company’s loan loss reserve methodology provides a basis to be fully reserved prior to the March 2005 loan maturity date. The establishment of reserves for potential loan losses requires significant estimates and judgment by the Company’s management and these estimates and projections are subject to change as a result of various economic factors, most of which are not within the control of the Company. As a result, the reserve for management stock loan losses could change significantly in future periods. Although all participants have full-recourse loans from the Company, the inability of some or all participants to repay their loans would have a significant adverse effect upon the operating results, financial position, and future cash receipts of the Company.

        During the quarter ended February 23, 2002, the Company recognized an impaired asset charge totaling $4.5 million. The impaired asset charge was comprised of a note receivable from the sale of a subsidiary, obsolete computer software costs, and software development costs for a line of custom planner products. A $2.3 million note receivable from the sale of a subsidiary became impaired during the quarter ended February 23, 2002 due to the purchaser declaring bankruptcy during the quarter. The note was guaranteed by the parent company of the purchaser; however, the parent company became insolvent during the quarter and the chances of recovering any substantial payment on the note appears to be remote. Certain customer database management software, which was developed and installed by an external company, became obsolete when the Company selected a new database software provider, which rendered the existing application obsolete. The cost of the obsolete software written off totaled $1.4 million. The Company also expensed $0.8 million of external development costs for software designed to sell new planner products. Although the software was functional and performed as planned, sales of the corresponding product were significantly less than expected.

        Depreciation expense increased by $3.1 million compared to the prior year, primarily due to the purchase of computer hardware and software, the acceleration of depreciation on certain computer software that will be replaced during the Company’s third fiscal quarter, and the addition of leasehold improvements in new and remodeled retail stores. Amortization expense decreased by $2.1 million, primarily due to the adoption of SFAS No. 142, which prohibits goodwill amortization and requires the Company to adopt a fair value approach, with periodic assessments for impairment, to value goodwill and indefinite lived intangible assets. As a result of adopting the provisions of SFAS No. 142, the Company wrote off all recorded goodwill associated with its consumer business unit and organizations business unit on its balance sheet as of September 1, 2001. Goodwill and intangible assets assigned to the education business unit, which consisted primarily of Premier, were not required to be written down since the fair values of that business unit’s assets exceeded their book values at the measurement date. The corresponding charge was recorded as a cumulative effect of accounting change in the accompanying consolidated condensed statement of operations for the six months ended February 23, 2002 and totaled $61.4 million after applicable tax benefits.

Equity in Earnings of Unconsolidated Subsidiary

        Effective September 1, 2000, the Company entered into a joint venture agreement with American Marketing Systems (“AMS”) to form Franklin Covey Coaching, LLC. Each partner owns 50 percent of the joint venture and participates equally in its management. The Company accounts for its investment in Franklin Covey Coaching, LLC using the equity method of accounting and reports its share of the joint venture’s net income as equity in earnings of an unconsolidated subsidiary. The Company’s share of the joint venture’s earnings totaled $1.0 million during the quarter ended February 23, 2002, compared to $0.6 million for the comparable quarter of the prior year.

        The joint venture agreement requires the Company’s coaching programs to achieve specified earnings thresholds beginning in fiscal 2002 (the joint venture agreement did not contain an earnings threshold requirement in fiscal 2001) or the joint venture agreement may be terminated at the option of AMS. Based upon available information, the Company’s management believed that the required earnings threshold in fiscal 2002 could be reached through increased business from existing coaching programs and the creation of new programs. However, due to unfavorable economic conditions, which were significantly worsened by the events of September 11, 2001, and other factors, the Company’s coaching programs have only produced $0.6 million of earnings during the six months ended February 23, 2002 toward the $3.2 million fiscal 2002 earnings threshold requirement. As a result of its lower than expected performance during the first six months of fiscal 2002, combined with expectations for continued unfavorable performance through the remainder of fiscal 2002, AMS informed the Company that the existing joint venture agreement will be terminated or restructured at August 31, 2002. Based upon all available information, including uncertainty regarding the continued existence of Franklin Covey Coaching LLC under a new and revised joint venture agreement, the Company recognized a $14.5 million impairment charge during the quarter ended February 23, 2002. The Company has recognized impairment charges on its investment in Franklin Covey Coaching LLC totaling $16.3 million during fiscal 2002. The remaining investment balance in the accompanying condensed consolidated balance sheet at February 23, 2002 represents the net realizable value of expected remaining cash disbursements and tangible assets expected to be returned upon termination of the joint venture agreement. As further information becomes available, including coaching program financial results and results of negotiations with AMS, additional adjustments to the Company’s investment in Franklin Covey Coaching LLC may be required. As of February 23, 2002, the Company’s remaining net investment in Franklin Covey Coaching LLC totaled $1.2 million.

Interest Income and Expense

        Interest income and expense was primarily influenced by the sale of Premier that occurred during the quarter ended February 23, 2002. On December 21, 2001, the Company used a portion of the proceeds from the sale of Premier to repay and terminate the Company’s existing term note and line of credit agreement. Primarily as a result of this transaction, the Company’s interest income increased $0.8 million and interest expense decreased $0.8 million compared to the prior year. Due to decreased debt balances and increased cash balances resulting from the sale of Premier, the Company expects interest income to be higher and interest expense to be less than reported in prior comparable periods during the remainder of fiscal 2002.

Other Income

        During the quarter ended February 23, 2002, the Company sold a building located in Chandler, Arizona, that previously housed the operations of the government products group. The gain on the sale of the building was $0.6 million and was recorded as other income in the accompanying condensed consolidated statement of operations for fiscal 2002.

Income Taxes

        Income tax benefit from continuing operations was recorded based upon expected taxable income and/or losses from continuing operations for the remainder of fiscal 2002 and other related factors. Income tax expense resulting from the sale of Premier was calculated based upon the expected combined tax liability from the sale in the United States and Canada.

Gain on Sale of Discontinued Operations

        Effective December 21, 2001, the Company sold Premier Agendas, Inc., a wholly owned subsidiary located in Bellingham, Washington, and Premier School Agendas Ltd., a wholly owned subsidiary organized in Ontario, Canada, (collectively, “Premier”) to School Specialty, Inc., a Wisconsin-based company that specializes in providing products and services to students and schools. Premier provided productivity and leadership solutions to the educational industry, including student and teacher planners. The sales price was $152.5 million in cash plus the retention of Premier’s working capital, which was received in the form of a $4.0 million promissory note from the purchaser, which bears interest at LIBOR plus two percent and is due and payable in June 2002. Additionally, the Company will receive $0.8 million of cash from Premier related to income tax payments. The Company also agreed not to sell student planners containing the Company’s “7 Habits” and “What Matters Most” content directly to schools and school districts in the K through 12 market subsequent to the closing. The Company recognized a pretax gain of $96.5 million ($60.8 million after tax) on the sale of Premier, which was recorded as a gain on the sale of discontinued operations in the accompanying consolidated condensed statements of operations for fiscal 2002. The actual pretax gain was greater than previously anticipated due to changes in the net assets of Premier, primarily from greater than anticipated cash transfers to the Company prior to closing.

Preferred Stock Dividends

        Preferred stock dividends increased over the prior year due to the issuance of additional shares of preferred stock as payment for accrued dividends. The Company may, at its option, pay accrued dividends with cash or additional shares of preferred stock until July 1, 2002. Subsequent to that date, preferred stock dividends must be paid in cash. Accrued preferred stock dividends for the quarter ended February 23, 2002 were subsequently paid with cash.

Six Months Ended February 23, 2002 Compared to the Six Months Ended February 24, 2001

Sales

        During the first six months of fiscal 2002, the Company’s sales have been adversely affected by the unfavorable performance of the United States economy, which was worsened by the September 11 terrorist attacks. Additionally, the Company believes that reduced training and supply budgets at its corporate clients, in an effort to reduce overall operating expenses, and reluctance of personnel to travel, were significant contributors to the overall decrease in sales, for both products and training programs. Product sales, which primarily consist of planners, binders, and handheld electronic planning devices, decreased $54.5 million, or 29 percent, compared to the prior year. The decrease in product sales is primarily due to decreased retail store sales, catalog/e-Commerce, and wholesale sales. Retail store sales declined primarily due to lower average sales dollars per transaction coupled with reduced traffic in the stores. Average sales dollars per transaction decreased due to a sharp decline in sales of handheld electronic planning devices and related accessories. Total handheld electronic device sales, the majority of which are made through the Company’s retail stores, decreased by $26.1 million, or 59 percent, compared to the prior year. Planner and binder sales also decreased 14 percent and 17 percent, respectively, compared to the prior year. As a result of these declines, comparable store sales decreased by 30 percent compared to the prior year. The sales performance from 22 additional stores partially offset the decline in comparable store sales resulting in a 23 percent overall decrease compared to the prior year. At February 23, 2002, the Company was operating 173 domestic retail stores compared to 151 stores at February 24, 2001. Catalog/e-Commerce sales declined due to reduced call volume in the Company’s catalog call center operations and reduced sales activity through the Company’s Internet web site at www.franklincovey.com. Sales from the Company’s historically strong fall catalog mailing, which was mailed just days prior to September 11 and the subsequent anthrax scares associated with the mail, declined significantly compared to the prior year. Subsequent holiday mailings also produced disappointing results and overall catalog sales declined 39 percent from the prior year. The Company attributes this decline to the combination of significantly reduced response rates from its catalog mailings, an overall decrease in handheld electronic product sales, and the reluctance of companies to reimburse employees for planners and other productivity tools due to budgetary constraints. Other consumer business unit product sales decreased due to reduced demand for the Company’s products through wholesale channels and from the sale or discontinuance of certain other small non-core entities. The Company offers a variety of training seminars and consulting services including productivity, leadership, and sales performance training. Training sales decreased primarily due to canceled and postponed programs during the first quarter and reduced attendance, for both on-site and public leadership and productivity programs. Public program sales also continued their downward trend from late fiscal 2001 and decreased overall compared to the prior year. Due to economic factors adversely affecting corporate budgeting and spending, future bookings of training seminars remains slower than expected, and the Company expects this trend to impact the remainder of fiscal 2002. International product and training sales decreased compared to the prior year primarily due to decreased sales in Canada, continental Europe, Mexico, and Japan. These decreases were partially offset by a slight sales increase in the United Kingdom and flat sales results from licensee operations. In addition, foreign currency exchange rates had an adverse affect totaling $1.0 million upon reported international sales during the six months ended February 23, 2002.

Gross Margin

        The Company’s overall gross margin for the six months ended February 23, 2002, decreased to 55.6 percent of sales, compared to 57.8 percent in the prior year. The decline in gross margin was due to a number of factors, including increased deep discounting on handheld electronic products, changes in the product mix, increased manufacturing costs, and backorders on certain planner products, which adversely affected product cost of sales. The impact of fixed delivery costs for public seminars, reduced sales of high-margin training kits and accessories, the sale of new low-margin customized training products, and participant cancellations at the Company’s annual symposium event reduced training and service gross margins during the six months ended February 23, 2002. Gross margin for product sales decreased to 52.1 percent compared to 54.2 percent in the prior year. Due to reduced demand for handheld electronic products, additional discounting was required to slow declining sales of these products, especially during the seasonally heavy shopping season in November and December of 2001. The Company has also experienced a shift in its product mix toward lower-margin binders and planners. Additionally, smaller production runs for planners and related forms resulted in higher per-unit costs due to the loss of printing volume efficiencies. In addition, the Company experienced a shortage of certain planner products during the second quarter due to production problems at a third party supplier. The shipping of those backordered products required more expensive overnight carriers in order to maintain high customer service standards. These increased shipping costs could not entirely be passed on to consumers. Training and service gross margin decreased to 63.9 percent compared to 67.7 percent in the prior year. Seminar costs, as a percentage of revenue, increased due to overall lower attendance at public seminar events held during the year and the cancellation and postponement of numerous seminars due to travel restrictions resulting from the September 11 terrorist attacks, which primarily affected the first quarter. Certain components of public training program costs are fixed, such as site fees, equipment rentals, and presenter costs. With a decline in the average number of participants per public training seminar, the fixed costs for the seminar resulted in lower gross margins for the event. In addition, some costs incurred for canceled seminars were not entirely refundable. Reduced seminar attendance also resulted in decreased sales of higher-margin training kits and related accessories. The Company provided a new customized training product that had significantly lower margins than the majority of other training kits, products, and accessories. Due to travel restrictions and safety concerns following the events of September 11, many customers declined to attend the Company’s annual symposium conference, which resulted in a reduced gross margin for that event. As part of its efforts to improve operational results, the Company is actively seeking to reduce product and seminar costs in order to improve overall gross margins.

Operating Expenses

        Selling, general, and administrative (“SG&A”) expenses increased $1.4 million, to 61.4 percent of sales, compared to 44.2 percent of sales in the first six months of the prior year. The increase in SG&A expenses was primarily due to severance costs resulting from headcount reduction efforts, increased consulting and product development costs, increased retail store operations, costs associated with the implementation of the Electronic Data Systems (“EDS”) outsourcing contract, and expenses incurred to upgrade the Company’s Oracle based information systems. These increases were partially offset by decreased associate costs, reduced travel and entertainment expenses, and reduced spending in various areas of the Company in response to cost reduction initiatives. The Company has implemented numerous initiatives to reduce operating expenses, including headcount reductions in various areas of the Company. As a result of these efforts, the Company incurred and expensed $2.9 million of severance and related costs during the six months ended February 23, 2002. During fiscal 2002, the Company expensed approximately $2.8 million of development costs related to certain projects that are expected be non-recurring in nature. As previously mentioned, the Company is operating 22 additional stores compared to the prior year and has realized increased operating costs, including pre-opening costs for new stores opened during the fiscal year. During fiscal 2001, the Company entered into a long-term outsourcing agreement with EDS to provide warehousing, distribution, information systems, and call center operations. In addition to base charges for services provided, the Company has incurred transition costs necessary to operate under the terms of the agreement. However, the Company believes that over the life of the contract, significant cost savings will be realized in these outsourced areas. The Company is currently in the process of upgrading its Oracle information system applications and has expensed $1.0 million of external consulting costs related to the software installation that do not qualify for capitalization. The Company has initiated numerous cost reduction initiatives and believes that its efforts will reduce recurring operational SG&A costs throughout the remainder of fiscal 2002 and in future periods.

        During the six months ended February 23, 2002, the Company increased its reserve with respect to its management common stock loan program by a total of $18.5 million. Refer to the discussion under “Operating Expenses” for the quarter ended February 23, 2002 for further information regarding the charges to the management common stock loan reserve. In addition, the Company recognized an impairment charge of $4.5 million related to a note receivable from the sale of a subsidiary, obsolete computer software costs, and software development costs for a line of new planner products. Refer to the discussion under “Operating Expenses” for the quarter ended February 23, 2002. The Company did not have similar charges during the six months ended February 24, 2001.

        Depreciation expense increased by $5.3 million compared to the prior year, primarily due to the purchase of computer hardware and software, the acceleration of depreciation on certain computer software that will be replaced during the Company’s third fiscal quarter, and the addition of leasehold improvements in new and remodeled retail stores. Amortization expense decreased by $3.9 million, primarily due to the adoption of SFAS No. 142, which prohibits goodwill amortization and requires the Company to adopt a fair value approach to goodwill and indefinite-lived intangible assets. As a result of adopting the provisions of SFAS No. 142, the Company wrote off all recorded goodwill associated with its consumer business unit and organizations business unit on its balance sheet as of September 1, 2001. Goodwill and intangible assets assigned to the education business unit, which consisted primarily of Premier, were not required to be written down since the fair values of that business unit’s assets exceeded their book values at the measurement date. The corresponding charge resulting from the adoption of SFAS No. 142 was recorded as a cumulative effect of accounting change in the accompanying consolidated condensed statement of operations for the six months ended February 23, 2002 and totaled $61.4 million after applicable tax benefit.

Equity in Earnings of Unconsolidated Subsidiary

        The Company incurred an aggregate impairment charge of $16.3 million for the six months ended February 23, 2002, with respect to its investment in Franklin Covey Coaching LLC, an unconsolidated subsidiary. The remaining investment balance on the accompanying condensed consolidated balance sheet at February 23, 2002 represents the fair value of expected remaining cash disbursements and the expected return of tangible assets upon termination of the joint venture agreement. As further information becomes available, including coaching program financial results and negotiations with AMS, additional adjustments to the Company’s investment in Franklin Covey Coaching LLC may become necessary. As of February 23, 2002, the Company’s remaining net investment in Franklin Covey Coaching LLC totaled $1.2 million.

Interest Income and Expense

        Interest income and expense was impacted by the sale of Premier that occurred during the Company’s second fiscal quarter ended February 23, 2002. On December 21, 2001, the Company used a portion of the proceeds from the sale of Premier to repay and terminate the Company’s existing term loan and line of credit agreement. Interest income increased $1.5 million over the prior year primarily as a result of increased cash balances from the sale of Premier, combined with interest income recognized from the participants of the management stock loan program. The participants are obligated to repay the interest to the Company when the loans mature in March 2005. Beginning with the third quarter of fiscal 2002, the Company will no longer accrue interest on the management stock loan program notes receivable. Interest expense decreased $0.4 million compared to the prior year primarily due to lower debt balances during the quarter ended February 23, 2002. Due to these decreased debt balances, the Company expects interest expense to be less than reported in prior comparable periods, throughout the remainder of fiscal 2002.

Other Income

        During the quarter ended February 23, 2002, the Company sold a building located in Chandler, Arizona, that previously housed the operations of the government products group. The gain on the sale of the building was $0.6 million and was recorded as other income in the accompanying condensed consolidated statement of operations for fiscal 2002.

Gain on Sale of Discontinued Operations

        Effective December 21, 2001, the Company sold Premier to School Specialty, Inc., a Wisconsin-based company that specializes in providing products and services to students and schools. Premier provided productivity and leadership solutions to the educational industry, including student and teacher planners. The sales price was $152.5 million in cash plus the retention of Premier’s working capital, which was received in the form of a $4.0 million promissory note from the purchaser, which bears interest at LIBOR plus two percent and is due and payable in June 2002. Additionally, the Company will receive $0.8 million of cash from Premier related to income tax payments. The Company recognized a pretax gain of $96.5 million ($60.8 million after tax) on the sale of Premier, which was recorded as a gain on the sale of discontinued operations in the accompanying consolidated condensed statements of operations for fiscal 2002. The actual pretax gain was greater than previously anticipated due to changes in the net assets of Premier, primarily from greater than anticipated cash transfers to the Company prior to closing.

Cumulative Effect of Accounting Change

        Effective September 1, 2001, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested for impairment and to be written down to fair value, if necessary. In order to assess the value of its goodwill and indefinite-lived intangibles as of September 1, 2001, the Company engaged an independent valuation firm. The valuation process assigned the Company’s assets and liabilities to its operating business units and then provided a fair market value of those assets using a discounted cash flow model that also considered factors such as market capitalization and appraised values of certain assets. Based upon the results of the valuation testing, the Company wrote off all of the goodwill assigned to the organizations and consumer business units, plus a portion of the Covey trade name intangible asset, which has an indefinite life. The write-off totaled $61.4 million after applicable tax benefits and was retroactively recorded in the Company’s first fiscal quarter as required by the guidelines of SFAS No. 142. Goodwill and intangible assets assigned to the education business unit, which consisted primarily of Premier, were not required to be written down since the fair value of that business unit’s assets exceeded their book value at the measurement date. Remaining intangible assets, with a net book value of $102.7 million, were primarily generated from the merger with Covey Leadership Center and are assigned to the organizations business unit.

Preferred Stock Dividends

        Preferred stock dividends increased over the prior year due to the issuance of additional shares of preferred stock as payment for accrued dividends. The Company may, at its option, pay accrued dividends with cash or additional shares of preferred stock until July 1, 2002. Subsequent to that date, preferred stock dividends must be paid in cash. Through February 23, 2002, preferred dividend payments have been made with additional shares of preferred stock. Accrued preferred stock dividends for the quarter ended February 23, 2002 were subsequently paid with cash.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company’s primary sources of capital have been net cash provided by operating activities, long-term borrowings, line of credit financing, and the issuance of preferred and common stock. Working capital requirements have also been financed through short-term borrowing and line-of-credit financing.

        Net cash provided by operating activities for the six months ended February 23, 2002 was $12.6 million compared to $48.0 million for the six months ended February 24, 2001. The decrease in operating cash flows was primarily due to reduced net income resulting from declining sales during fiscal 2002. The Company anticipates that cash flows from operating activities will continue to be adversely affected by unfavorable sales performance during the remainder of fiscal 2002. Non-cash adjustments to the Company’s results of operations during fiscal 2002 included increases to the provision for losses on the management stock loan program totaling $18.5 million, a $16.3 million impairment charge on the Company’s investment in Franklin Covey Coaching LLC, $20.1 million of depreciation and amortization charges, and a $4.5 million impairment of other assets. Consistent with comparable periods of the prior year, the primary source of cash from operating activities was the collection of accounts receivable, primarily from Premier, which records seasonally high sales during the Company’s fourth fiscal quarter. The primary use of cash was the payment of accounts payable and accrued liabilities, also primarily attributable to the seasonal nature of Premier’s operations. Additionally, due to losses generated by continuing operations recorded during the first six months of fiscal 2002, the Company recognized income tax benefits that were offset, in part, by the income tax liabilities resulting from the sale of Premier.

        Net cash provided by investing activities totaled $143.1 million during the first six months of fiscal 2002 compared to $18.3 million of net cash used for investing activities in the prior year. During the quarter ended February 23, 2002, the Company sold Premier, a wholly owned subsidiary that provided productivity and learning solutions to the educational industry. The sales price was $152.5 million in cash plus the retention of Premier’s working capital, which was received in the form of a $4.0 million promissory note from the purchaser, which bears interest at LIBOR plus two percent and is due and payable in June 2002. The Company will also receive $0.8 million from Premier related to income tax payments. During the six months ended February 23, 2002 the Company used $6.9 million of cash to purchase computer hardware and software, leasehold improvements in new stores, and other property and equipment. The Company reduced its purchases of property and equipment from $16.1 million during comparable periods in the prior year and plans to continue to reduce capital expenditures until sales performance and related cash flows improve. The Company also received $2.3 million of cash proceeds from the sale of a building located in Chandler, Arizona.

        Net cash used for financing activities during the six months ended February 23, 2002 was $109.4 million compared to $31.3 million in the first six months of the prior year. The primary use of financing cash during fiscal 2002 was the payment of outstanding term loan and line of credit debt balances. On December 21, 2001, the Company used $92.3 million of the proceeds from the sale of Premier to pay all amounts outstanding on its existing term loan and line of credit agreements. As a result of this prepayment, the existing line of credit agreement was terminated. Following payment and termination of its lines of credit, the Company’s remaining debt balances primarily consist of long-term mortgages on certain buildings and property. In addition to repaying its term note and line of credit, the Company was required to settle an outstanding interest rate swap agreement it had entered into as a part of the debt facility for $4.9 million in cash. Accrued preferred dividends totaling $2.2 million at February 23, 2002 were subsequently paid in cash during the Company’s third fiscal quarter. Previous dividends paid during fiscal 2002 were paid with additional shares of preferred stock.

        The Company has not engaged in off-balance sheet arrangements, structured any special purpose entities, or participated in any commodity trading activities, which would expose the Company to potential undisclosed liabilities or create adverse consequences to its liquidity. Required contractual payments consist primarily of payments to Electronic Data Systems (“EDS”) for outsourcing services related to information systems, warehousing and distribution, and call center operations; rent expense for retail store space; and mortgage payments on certain buildings and property. These obligations are described in further detail in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

        On November 26, 2001, the Company filed a tender offer statement with the Securities and Exchange Commission, which was subsequently amended on December 24, 2001, to purchase up to 7,333,333 shares of its common stock at a purchase price of $6.00 per share. The Company reserved the right in the tender offer document, upon providing appropriate notice, to extend the date of the tender offer or change the number of shares or the price at which the Company was willing to tender. The Company also reserved the right to terminate the tender offer (a) if changes occurred in the economy that could in the Company’s reasonable judgment have a material adverse effect on the Company’s business, operations, or prospects or (b) if any change occurred in the Company’s business, financial condition, assets, income, operations, or prospects that in the Company’s reasonable judgment has or may have a material adverse consequence to the Company. The Company terminated the tender offer on January 22, 2002 (See Note 13 for further discussion regarding cancellation of the tender offer). Termination of the tender offer allowed the Company to maintain a strong balance sheet, minimize debt, and maintain cash balances, which the Company believes will be sufficient to meet its necessary working capital requirements.

        Going forward, the Company will continue to incur costs necessary to develop products and curriculum, to deploy sales initiatives, to enhance electronic commerce channels, to pay preferred stock dividends, and other costs related to implement strategies necessary for the operation of the business. Cash provided by the sale of Premier, operations, and other financing alternatives will be used for these expenditures. Management anticipates that its existing capital resources will be sufficient to enable the Company to maintain its current level of operations for the foreseeable future. The Company also continues to pursue additional financing alternatives, including new lines of credit, as it positions itself for the future.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

        With the exception of historical information (information relating to the Company’s financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere are forward-looking statements that necessarily are based on certain assumptions and are subject to risks and uncertainties. Such uncertainties include, but are not limited to, unanticipated developments in any one or more of the following areas: decreased sales and profitability due to the sale of Premier, decreased sales as a result of adverse economic conditions, management of costs in connection with reduced sales, unanticipated costs, delays or outcomes relating to the Company’s restructuring plans, availability of financing sources, failure to collect employee notes receivable, realizability of long-lived assets, dependence on certain products or services, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, pending and threatened litigation, and other risk factors which may be detailed from time to time in the Company’s press releases, reports to shareholders, and in filings with the SEC.

        While the Company has a broad customer base, it is subject to variables over which it has no direct control such as innovations in competing products, the general transition from paper-based products to electronic or Internet based products, changing corporate policies on the part of the Company’s customers, competition from others in the industry, and the effects of terrorist activities on the United States economy. In addition, the Company is subject to changes in costs of supplies necessary to produce its products and distribution of those products. The Company’s business is subject to seasonal variations and is also subject to currency risks associated with sales occurring in countries other than the United States. Sales outside the United States potentially present additional risks such as the potential for political, social, and economic instability.

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

        These forward-looking statements are based on management’s expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results will differ and may differ materially from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the business risks described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2001, and other risks, foreseen or unforeseen.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK OF FINANCIAL INSTRUMENTS

        During the normal course of business, the Company is exposed to interest rate and foreign currency exchange risks. To manage risks associated with interest rates and foreign currencies, the Company makes limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, the Company’s derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into derivative contracts for speculative trading purposes, nor is the Company party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument and, thus, are not a measure of the exposure to the Company through its use of derivatives. The Company enters into derivative agreements with highly rated counterparties and the Company does not expect to incur any losses resulting from non-performance by other parties.

Interest Rate Sensitivity

        The Company is exposed primarily to fluctuations in U.S. interest rates as a result of its borrowing activities. At February 23, 2002, the Company’s remaining debt consisted of both fixed and variable rate instruments. Had market interest rates averaged one percent higher during the quarter ended February 23, 2002, the Company’s interest expense would not have been significantly increased. During the quarter ended February 23, 2002, the Company utilized $92.3 million of the proceeds from the sale of Premier and retired nearly all of its variable rate debt.

        In order to reduce the risk of interest rate fluctuation, the Company may utilize interest rate swap agreements. Generally, under interest rate swaps, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to a contracted notional amount.

        In connection with the management loan program completed in fiscal 2001, the Company entered into an interest rate swap agreement to lock an interest rate for loan participants. As a result of the new credit agreement obtained in fiscal 2001, the notes receivable from loan participants and the interest rate swap agreement were acquired by the Company and recorded in the Company’s consolidated balance sheet. The interest rate swap agreement allowed the Company to pay a fixed rate and receive a floating rate from the counterparty through the term of agreement, which expired in March 2005. However, due to terms of the Company’s credit agreement, the Company was obligated to use a portion of the proceeds from the sale of Premier to retire all outstanding debt, including the amount related to the management stock loan. As a result of this transaction, the underlying obligation of the interest rate swap agreement was retired and the existing interest rate swap was transformed from a hedge instrument into a speculative instrument, which the Company settled during the second quarter of fiscal 2002 for $4.9 million. The interest rate differential on this interest rate swap agreement totaled $0.6 million of expense for the six months ended February 23, 2002.

Foreign Exchange Sensitivity

        The Company has international operations and during the normal course of business is exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. During the quarter ended February 23, 2002, the Company utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions that are denominated in Japanese Yen, Canadian Dollars, Mexican Pesos, and Australian Dollars. These contracts did not meet specific hedge accounting requirements and corresponding gains and losses have been recorded as a component of current operations, which offset the gains and losses on the underlying transaction, in the accompanying consolidated condensed statements of operations. The notional amounts of the Company’s foreign currency forward contracts were as follows at February 23, 2002 (in thousands):

                                          Notional Amount in        Notional Amount in
           Contract Description            Foreign Currency            U.S. Dollars
        -----------------------------    ----------------------    -----------------------

        Japanese Yen                               590,000              $      4,770
        Australian Dollars                           2,755                     1,381
        Mexican Pesos                               14,620                     1,535
                                                                        ------------
                                                                        $      7,686
                                                                        ============

        The Company recorded net gains from its use of foreign currency forward contracts totaling $0.5 million and $0.4 for the quarter and six months ended February 23, 2002, respectively. Foreign currency forward contract gains were $0.3 million and $0.4 million for the quarter and six months ended February 24, 2001, respectively.

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

Equity in Earnings of Unconsolidated Subsidiary

         Effective September 1, 2000, the Company entered into a joint venture agreement with American Marketing Systems ("AMS") to form Franklin Covey Coaching, LLC. Each partner owns 50 percent of the joint venture and participates equally in its management. The Company accounts for its investment in Franklin Covey Coaching, LLC using the equity method of accounting and reports its share of the joint venture's net income as equity in earnings of an unconsolidated subsidiary. The Company's share of the joint venture's earnings totaled $1.0 million during the quarter ended February 23, 2002, compared to $0.6 million for the comparable quarter of the prior year.

         The joint venture agreement requires the Company's coaching programs to achieve specified earnings thresholds beginning in fiscal 2002 (the joint venture agreement did not contain an earnings threshold requirement in fiscal 2001) or the joint venture agreement may be terminated at the option of AMS. Based upon available information, the Company's management believed that the required earnings threshold in fiscal 2002 could be reached through increased business from existing coaching programs and the creation of new programs. However, due to unfavorable economic conditions, which were significantly worsened by the events of September 11, 2001, and other factors, the Company's coaching programs have only produced $0.6 million of earnings during the six months ended February 23, 2002 toward the $3.2 million fiscal 2002 earnings threshold requirement. As a result of its lower than expected performance during the first six months of fiscal 2002, combined with expectations for continued unfavorable performance through the remainder of fiscal 2002, AMS informed the Company that the existing joint venture agreement will be terminated at August 31, 2002. Based upon all available information, including uncertainty regarding the continued existence of Franklin Covey Coaching LLC under a new and revised joint venture agreement, the Company recognized a $14.5 million impairment charge during the quarter ended February 23, 2002. The Company has recognized impairment charges on its investment in Franklin Covey Coaching LLC totaling $16.3 million during fiscal 2002. The remaining investment balance in the accompanying condensed consolidated balance sheet at February 23, 2002 represents the net realizable value of expected remaining cash disbursements and tangible assets expected to be returned upon termination of the joint venture agreement. As further information becomes available, including coaching program financial results and results of negotiations with AMS, additional adjustments to the Company's investment in Franklin Covey Coaching LLC may be required. As of February 23, 2002, the Company's remaining net investment in Franklin Covey Coaching LLC totaled $1.2 million.

Interest Income and Expense

         Interest income and expense was primarily influenced by the sale of Premier that occurred during the quarter ended February 23, 2002. On December 21, 2001, the Company used a portion of the proceeds from the sale of Premier to repay and terminate the Company's existing term note and line of credit agreement. Primarily as a result of this transaction, the Company's interest income increased $0.8 million and interest expense decreased $0.8 million compared to the prior year. Due to decreased debt balances and increased cash balances resulting from the sale of Premier, the Company expects interest expense to be less than reported in prior comparable periods during the remainder of fiscal 2002.

Other Income

         During the quarter ended February 23, 2002, the Company sold a building located in Chandler, Arizona, that previously housed the operations of the government products group. The gain on the sale of the building was $0.6 million and was recorded as other income in the accompanying condensed consolidated statement of operations for fiscal 2002.

Income Taxes

         Income tax benefit from continuing operations was recorded based upon expected taxable income and/or losses from continuing operations for the remainder of fiscal 2002 and other related factors. Income tax expense resulting from the sale of Premier was calculated based upon the expected combined tax liability from the sale in the United States and Canada.

Gain on Sale of Discontinued Operations

         Effective December 21, 2001, the Company sold Premier Agendas, Inc., a wholly owned subsidiary located in Bellingham, Washington, and Premier School Agendas Ltd., a wholly owned subsidiary organized in Ontario, Canada, (collectively, "Premier") to School Specialty, Inc., a Wisconsin-based company that specializes in providing products and services to students and schools. Premier provided productivity and leadership solutions to the educational industry, including student and teacher planners. The sales price was $152.5 million in cash plus the retention of Premier's working capital, which was received in the form of a $4.0 million promissory note from the purchaser, which bears interest at LIBOR plus two percent and is due and payable in June 2002. Additionally, the Company will receive $0.8 million of cash from Premier related to income tax payments. The Company also agreed not to sell student planners directly to schools and school districts subsequent to the closing. The Company recognized a pretax gain of $96.5 million ($60.8 million after tax) on the sale of Premier, which was recorded as a gain on the sale of discontinued operations in the accompanying consolidated condensed statements of operations for fiscal 2002. The actual pretax gain was greater than previously anticipated due to changes in the net assets of Premier, primarily from greater than anticipated cash transfers to the Company.

Preferred Stock Dividends

         Preferred stock dividends increased over the prior year due to the issuance of additional shares of preferred stock as payment for accrued dividends. The Company may, at its option, pay accrued dividends with cash or additional shares of preferred stock until July 1, 2002. Subsequent to that date, preferred stock dividends must be paid in cash. Accrued preferred stock dividends as of February 23, 2002 were subsequently paid with cash.

Six Months Ended February 23, 2002 Compared to the Six Months Ended February 24, 2001

Sales

         During the first six months of fiscal 2002, the Company's sales have been adversely affected by the unfavorable performance of the United States economy, which was worsened by the September 11 terrorist attacks. Additionally, the Company believes that reduced training and supply budgets at its corporate clients, in an effort to reduce overall operating expenses, and reluctance of personnel to travel, were significant contributors to the overall decrease in sales, for both products and training programs. Product sales, which primarily consist of planners, binders, and handheld electronic planning devices, decreased $54.5 million, or 29 percent, compared to the prior year. The decrease in product sales is primarily due to decreased retail store sales, catalog/e-Commerce, and wholesale sales. Retail store sales declined primarily due to lower average sales dollars per transaction coupled with reduced traffic in the stores. Average sales dollars per transaction decreased due to a sharp decline in sales of handheld electronic planning devices and related accessories. Total handheld electronic device sales, the majority of which are made through the Company's retail stores, decreased by $26.1 million, or 59 percent, compared to the prior year. Planner and binder sales also decreased 14 percent and 17 percent, respectively, compared to the prior year. As a result of these declines, comparable store sales decreased by 30 percent compared to the prior year. The sales performance from 22 additional stores partially offset the decline in comparable store sales resulting in a 23 percent overall decrease compared to the prior year. At February 23, 2002, the Company was operating 173 domestic retail stores compared to 151 stores at February 24, 2001. Catalog/e-Commerce sales declined due to reduced call volume in the Company's catalog operations and reduced sales activity through the Company's Internet web site at www.franklincovey.com. Sales from the Company's historically strong fall catalog mailing, which was mailed just days prior to September 11 and the subsequent anthrax scares associated with the mail, declined significantly compared to the prior year. Subsequent holiday mailings also produced disappointing results and overall catalog sales declined 39 percent from the prior year. The Company attributes these declines primarily to the decrease in overall handheld electronic product sales combined with budget constraints and the resulting reluctance of companies to reimburse employees for planners and other productivity tools. Other consumer business unit product sales decreased due to reduced demand for the Company's products through wholesale channels and from the sale or discontinuance of certain other small entities. The Company offers a variety of training seminars and consulting services including time management, leadership, and sales performance training. Training sales decreased primarily due to canceled and postponed programs during the first quarter and reduced attendance, for both on-site and public leadership and time management programs. Public program sales also continued their downward trend from late fiscal 2001 and decreased overall compared to the prior year. Due to economic factors adversely affecting corporate budgeting and spending, future bookings of training seminars remain slow, and the Company expects this trend to impact the remainder of fiscal 2002. International product and training sales decreased compared to the prior year primarily due to decreased sales in Canada, continental Europe, Mexico, and Japan. These decreases were partially offset by a slight sales increase in the United Kingdom and flat sales results from licensee operations. In addition, foreign currency exchange rates had an adverse affect totaling $1.0 million upon reported international sales during the six months ended February 23, 2002.

Gross Margin

         The Company's overall gross margin for the six months ended February 23, 2002, decreased to 55.6 percent of sales, compared to 57.8 percent in the prior year. The decline in gross margin was primarily due to increased manufacturing costs and backorders on certain planner products, which adversely affected product cost of sales, and the impact of fixed delivery costs for seminars, which reduced training and service gross margins. Gross margin for product sales decreased to 52.1 percent compared to 54.2 percent in the prior year. Due to decreased sales volume of planners and forms, production volume for these items has been reduced, which resulted in higher per-unit costs due to the loss of printing volume efficiencies. In addition, the Company experienced a shortage of certain planner products during the second quarter that were backordered and shipped to customers using more expensive overnight carriers in order to maintain high customer service standards. These increased shipping costs could not entirely be passed on to consumers. Partially offsetting these factors was an overall decrease in the sales volume of lower-margin handheld electronic devices and a reduction of scrapped and obsolete printed inventories. Training and service gross margin decreased to 63.9 percent compared to 67.7 percent in the prior year. Seminar costs, as a percentage of revenue, increased due to overall lower attendance at seminar events held during the year and the cancellation and postponement of seminars due to travel restrictions resulting from the September 11 terrorist attacks, which primarily affected the first quarter. Certain components of training program costs are fixed, such as site fees, equipment rentals, and presenter costs. With a decline in the average number of participants per training seminar, the fixed costs for the seminar resulted in lower gross margins for the seminar event. In addition, some costs incurred for canceled seminars were not entirely refundable. As part of its efforts to improve operational results, the Company is actively seeking to reduce product and seminar costs in order to improve overall gross margins.

Operating Expenses

         Selling, general, and administrative ("SG&A") expenses increased $1.4 million, to 61.4 percent of sales, compared to 44.2 percent of sales in the first six months of the prior year. The increase in SG&A expenses was primarily due to increased retail store operations, costs associated with the implementation of the Electronic Data Systems ("EDS") outsourcing contract, increased consulting and product development costs, expenses incurred to upgrade the Company's Oracle based information systems, and severance costs resulting from headcount reduction efforts. These increases were partially offset by decreased associate costs, reduced travel and entertainment expenses, and reduced spending in various areas of the Company in response to cost reduction initiatives. As previously mentioned, the Company is operating 22 additional stores compared to the prior year and has realized increased operating costs, including pre-opening costs for new stores opened during the fiscal year. During fiscal 2001, the Company entered into a long-term outsourcing agreement with EDS to provide warehousing, distribution, information systems, and call center operations. In addition to base charges for services provided, the Company has incurred transition costs necessary to operate under the terms of the agreement. However, the Company believes that over the life of the contract, significant cost savings will be realized in these outsourced areas. During fiscal 2002, the Company continued its spending to develop new products and training courses and engaged consultants to assist in the development of these items. The Company expensed approximately $2.8 million of development costs related to certain projects that are expected be non-recurring in nature. The Company is currently in the process of upgrading its Oracle information system applications and has expensed $1.0 million of external consulting costs related to the software installation that do not qualify for capitalization. In addition, the Company has implemented numerous initiatives to reduce operating expenses, including headcount reductions in various areas of the Company. As a result of these efforts, the Company incurred and expensed $2.9 million of severance and related costs during the six months ended February 23, 2002. The Company believes that its ongoing cost reduction initiatives will effectively reduce recurring operational SG&A costs throughout the remainder of fiscal 2002 and in future periods.

         During the six months ended February 23, 2002, the Company increased its reserve with respect to its management common stock loan program by a total of $18.5 million. Refer to the discussion under "Operating Expenses for the quarter ended February 23, 2002 for further information regarding the charges to the management common stock loan reserve. In addition, the Company recognized an impairment charge of $4.5 million related to a note receivable from the sale of a subsidiary, obsolete computer software costs, and software development costs for a line of new planner products. See the discussion under "Operating Expenses" for the quarter ended February 23, 2002. The Company did not have similar charges during the six months ended February 24, 2001.

         Depreciation expense increased by $5.3 million compared to the prior year, primarily due to the addition of leasehold improvements in new and remodeled retail stores, the purchase of computer hardware and software, and the acceleration of depreciation on certain computer software which is scheduled to be replaced during the Company's third fiscal quarter. Amortization expense decreased by $3.9 million, primarily due to the adoption of SFAS No. 142, which prohibits goodwill amortization and requires the Company to adopt a fair value approach to goodwill and indefinite-lived intangible assets. As a result of adopting the provisions of SFAS No. 142, the Company was required to write off all recorded goodwill associated with its consumer business unit and organizations business unit on its balance sheet as of September 1, 2001. Goodwill and intangible assets assigned to the education business unit, which consisted primarily of Premier, were not required to be written down since the fair value of that business unit's assets exceeded their book value at the measurement date. The corresponding charge resulting from the adoption of SFAS No. 142 was recorded as a cumulative effect of accounting change in the accompanying consolidated condensed statement of operations for the six months ended February 23, 2002 and totaled $61.4 million after applicable tax benefit.

Equity in Earnings of Unconsolidated Subsidiary

         The Company an aggregate charge of $16.3 million for the six months ended February 23, 2002, with respect to its investment in Franklin Covey Coaching LLC, an unconsolidated subsidiary. The remaining investment balance on the accompanying condensed consolidated balance sheet at February 23, 2002 represents the fair value of expected remaining cash disbursements and the expected return of tangible assets upon termination of the joint venture agreement. As further information becomes available, including coaching program financial results and negotiations with the other partner of the joint venture, additional adjustments to the Company's investment in Franklin Covey Coaching LLC may become necessary. As of February 23, 2002, the Company's remaining net investment in Franklin Covey Coaching LLC totaled $1.2 million.

Interest Income and Expense

         Interest income and expense was impacted by the sale of Premier that occurred during the Company's second fiscal quarter ended February 23, 2002. On December 21, 2001, the Company used a portion of the proceeds from the sale of Premier to repay and terminate the Company's existing term loan and line of credit agreement. Interest income increased $1.5 million over the prior year primarily as a result of increased cash balances from the sale of Premier, combined with interest income recognized from the participants of the management stock loan program. The participants are obligated repay the interest to the Company when the loans mature in March 2005. Beginning with the third quarter of fiscal 2002, the Company will no longer accrue interest on the management stock loan program notes receivable. Interest expense decreased $0.4 million compared to the prior year primarily due to lower debt balances during the quarter ended February 23, 2002. Due to these decreased debt balances, the Company expects interest expense to be less than reported in prior comparable periods, throughout the remainder of fiscal 2002.

Other Income

         During the quarter ended February 23, 2002, the Company sold a building located in Chandler, Arizona, that previously housed the operations of the government products group. The gain on the sale of the building was $0.6 million and was recorded as other income in the accompanying condensed consolidated statement of operations for fiscal 2002.

Gain on Sale of Discontinued Operations

         Effective December 21, 2001, the Company sold Premier to School Specialty, Inc., a Wisconsin-based company that specializes in providing products and services to students and schools. Premier provided productivity and leadership solutions to the educational industry, including student and teacher planners. The sales price was $152.5 million in cash plus the retention of Premier's working capital, which was received in the form of a $4.0 million promissory note from the purchaser, which bears interest at LIBOR plus two percent and is due and payable in June 2002. Additionally, the Company will receive $0.8 million of cash from Premier related to income tax payments. The Company also agreed not to sell student planners directly to schools and school districts subsequent to the closing. The Company recognized a pretax gain of $96.5 million ($60.8 million after tax) on the sale of Premier, which was recorded as a gain on the sale of discontinued operations in the accompanying consolidated condensed statements of operations for fiscal 2002. The actual pretax gain was greater than previously anticipated due to changes in the net assets of Premier, primarily from greater than anticipated cash transfers to the Company.

Cumulative Effect of Accounting Change

         Effective September 1, 2001, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested for impairment and to be written down to fair value, if necessary. In order to assess the value of its goodwill and indefinite-lived intangibles as of September 1, 2001, the Company engaged an independent valuation firm. The valuation process assigned the Company's assets and liabilities to its operating business units and then provided a fair market value of those assets using a discounted cash flow model that also considered factors such as market capitalization and appraised values of certain assets. Based upon the results of the valuation testing, the Company was required to write off all of the goodwill assigned to the organizations and consumer business units, plus a portion of the Covey trade name intangible asset, which has an indefinite life. The write-off totaled $61.4 million after applicable tax benefits and was retroactively recorded in the Company's first fiscal quarter. In accordance with SFAS No. 142 guidelines, the Company has amended its first quarter 10-Q filing to reflect the impact of the adoption of this new standard. Goodwill and intangible assets assigned to the education business unit, which consisted primarily of Premier, were not required to be written down since the fair value of that business unit's assets exceeded their book value at the measurement date. Remaining intangible assets, with a net book value of $102.7 million, were primarily generated from the merger with Covey Leadership Center and are assigned to the organizations business unit.

Preferred Stock Dividends

         Preferred stock dividends increased over the prior year due to the issuance of additional shares of preferred stock as payment for accrued dividends. The Company may, at its option, pay accrued dividends with cash or additional shares of preferred stock until July 1, 2002. Subsequent to that date, preferred stock dividends must be paid in cash. Through February 23, 2002, preferred dividend payments have been made with additional shares of preferred stock. Accrued preferred stock dividends at February 23, 2002 were subsequently paid with cash.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of capital have been net cash provided by operating activities, long-term borrowings, line of credit financing, and the issuance of preferred and common stock. Working capital requirements have also been financed through short-term borrowing and line-of-credit financing.

         Net cash provided by operating activities for the six months ended February 23, 2002 was $12.6 million compared to $48.0 million for the six months ended February 24, 2001. The decrease in operating cash flows was primarily due to reduced net income resulting from declining sales during fiscal 2002. The Company anticipates that cash flows from operating activities will continue to be adversely affected by unfavorable sales performance during the remainder of fiscal 2002. Non-cash adjustments to the Company's results of operations during fiscal 2002 included increases to the provision for losses on the management stock loan program totaling $18.5 million, a $16.3 million impairment charge on the Company's investment in Franklin Covey Coaching LLC, $20.1 million of depreciation and amortization charges, and a $4.5 million impairment of other assets. Consistent with comparable periods of the prior year, the primary source of cash from operating activities was the collection of accounts receivable, primarily from Premier, which records seasonally high sales during the Company's fourth fiscal quarter. The primary use of cash was the payment of accounts payable and accrued liabilities, also primarily attributable to the seasonal nature of Premier's operations. Additionally, due to losses generated by continuing operations recorded during the first six months of fiscal 2002, the Company recognized income tax benefits that were offset, in part, by the income tax liabilities resulting from the sale of Premier.

         Net cash provided by investing activities totaled $143.1 million during the first six months of fiscal 2002 compared to $18.3 million of net cash used for investing activities in the prior year. During the quarter ended February 23, 2002, the Company sold Premier, a wholly owned subsidiary that provided productivity and learning solutions to the educational industry. The sales price was $152.5 million in cash plus the retention of Premier's working capital, which was received in the form of a $4.0 million promissory note from the purchaser, which bears interest at LIBOR plus two percent and is due and payable in June 2002. The Company will also receive $0.8 million from Premier related to income tax payments. During the six months ended February 23, 2002 the Company used $6.9 million of cash to purchase computer hardware and software, leasehold improvements in new stores, and other property and equipment. The Company reduced its purchases of property and equipment from $16.1 million during comparable periods in the prior year and plans to continue to reduce capital expenditures until sales performance and related cash flows improve. The Company also received $2.3 million of cash proceeds from the sale of a building located in Chandler, Arizona.

         Net cash used for financing activities during the six months ended February 23, 2002 was $109.4 million compared to $31.3 million in the first six months of the prior year. The primary use of financing cash during fiscal 2002 was the payment of outstanding term loan and line of credit debt balances. On December 21, 2001, the Company used $92.3 million of the proceeds from the sale of Premier to pay all amounts outstanding on its existing term loan and line of credit agreements. As a result of this prepayment, the existing line of credit agreement was terminated. Following payment and termination of its lines of credit, the Company's remaining debt balances primarily consist of long-term mortgages on certain buildings and property. In addition to repaying its term note and line of credit, the Company was required to settle an outstanding interest rate swap agreement it had entered into as a part of the debt facility for $4.9 million in cash. Accrued preferred dividends totaling $2.2 million at February 23, 2002 were subsequently paid in cash during the Company's third fiscal quarter. Previous dividends paid during fiscal 2002 were paid with additional shares of preferred stock.

         The Company has not engaged in off-balance sheet arrangements, structured any special purpose entities, or participated in any commodity trading activities, which would expose the Company to potential undisclosed liabilities or create adverse consequences to its liquidity. Required contractual payments consist primarily of payments to Electronic Data Systems ("EDS") for outsourcing services related to information systems, warehousing and distribution, and call center operations; rent expense for retail store space; and mortgage payments on certain buildings and property. These obligations are described in further detail in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to use estimates and projections. Most estimates relate to the useful lives of assets or their net realizable value, such as determining uncollectible accounts receivable balances. Projections and probabilities are also used in the Company's methodology for assessing the collectibility of outstanding loans in the management stock loan program. The Company believes that its estimates and projections are in accordance with guidelines found in accounting principles generally accepted in the United States.

         On November 26, 2001, the Company filed a tender offer statement with the Securities and Exchange Commission, which was subsequently amended on December 24, 2001, to purchase up to 7,333,333 shares of its common stock at a purchase price of $6.00 per share. However, due to declining sales trends that continued through the Christmas buying season, the Company terminated this tender offer on January 22, 2002. Termination of the tender offer allowed the Company to maintain a strong balance sheet, minimize debt, and maintain cash balances, which the Company believes will be sufficient to meet its necessary working capital requirements.

         Going forward, the Company will continue to incur costs necessary to develop products and curriculum, to deploy sales initiatives, to enhance electronic commerce channels, to pay preferred stock dividends, and other costs related to implement strategies necessary for the operation of the business. Cash provided by the sale of Premier, operations, and other financing alternatives will be used for these expenditures. Management anticipates that its existing capital resources will be sufficient to enable the Company to maintain its current level of operations for the foreseeable future. The Company also continues to pursue additional financing alternatives, including new lines of credit, as it positions itself for the future.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

         With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere are forward-looking statements that necessarily are based on certain assumptions and are subject to risks and uncertainties. Such uncertainties include, but are not limited to, unanticipated developments in any one or more of the following areas: decreased sales and profitability due to the sale of Premier, decreased sales as a result of adverse economic conditions, management of costs in connection with reduced sales, unanticipated costs, delays or outcomes relating to the Company's restructuring plans, availability of financing sources, failure to collect employee notes receivable, realizability of long-lived assets, dependence on certain products or services, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, pending and threatened litigation, and other risk factors which may be detailed from time to time in the Company's press releases, reports to shareholders, and in filings with the SEC.

         While the Company has a broad customer base, it is subject to variables over which it has no direct control such as innovations in competing products, the general transition from paper-based products to electronic or Internet based products, changing corporate policies on the part of the Company's customers, competition from others in the industry, and the effects of terrorist activities on the United States economy. In addition, the Company is subject to changes in costs of supplies necessary to produce its products and distribution of those products. The Company's business is subject to seasonal variations and is also subject to currency risks associated with sales occurring in countries other than the United States. Sales outside the United States potentially present additional risks such as the potential for political, social, and economic instability.

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

         These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results will differ and may differ materially from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the business risks described in the Company's Annual Report on Form 10-K for the year ended August 31, 2001, and other risks, foreseen or unforeseen.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK OF FINANCIAL INSTRUMENTS

         During the normal course of business, the Company is exposed to interest rate and foreign currency exchange risks. To manage risks associated with interest rates and foreign currencies, the Company makes limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, the Company's derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into derivative contracts for speculative trading purposes, nor is the Company party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument and, thus, are not a measure of the exposure to the Company through its use of derivatives. The Company enters into derivative agreements with highly rated counterparties and the Company does not expect to incur any losses resulting from non-performance by other parties.

Interest Rate Sensitivity

         The Company is exposed primarily to fluctuations in U.S. interest rates as a result of its borrowing activities. At February 23, 2002, the Company's remaining debt consisted of both fixed and variable rate instruments. Had market interest rates averaged one percent higher during the quarter ended February 23, 2002, the Company's interest expense would not have been significantly increased. During the quarter ended February 23, 2002, the Company utilized $92.3 million of the proceeds from the sale of Premier and retired nearly all of its variable rate debt.

         In order to reduce the risk of interest rate fluctuation, the Company may utilize interest rate swap agreements. Generally, under interest rate swaps, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to a contracted notional amount.

         In connection with the management loan program completed in fiscal 2001, the Company entered into an interest rate swap agreement to lock an interest rate for loan participants. As a result of the new credit agreement obtained in fiscal 2001, the notes receivable from loan participants and the interest rate swap agreement were acquired by the Company and recorded in the Company's consolidated balance sheet. The interest rate swap agreement allowed the Company to pay a fixed rate and receive a floating rate from the counterparty through the term of agreement, which expired in March 2005. However, due to terms of the Company's credit agreement, the Company was obligated to use a portion of the proceeds from the sale of Premier to retire all outstanding debt, including the amount related to the management stock loan. As a result of this transaction, the underlying obligation of the interest rate swap agreement was retired and the existing interest rate swap was transformed from a hedge instrument into a speculative instrument, which the Company settled during the second quarter of fiscal 2002 for $4.9 million. The interest rate differential on this interest rate swap agreement totaled $0.6 million of expense for the six months ended February 23, 2002.

Foreign Exchange Sensitivity

         The Company has international operations and during the normal course of business is exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. During the quarter ended February 23, 2002, the Company utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions that are denominated in Japanese Yen, Canadian Dollars, Mexican Pesos, and Australian Dollars. These contracts did not meet specific hedge accounting requirements and corresponding gains and losses have been recorded as a component of current operations, which offset the gains and losses on the underlying transaction, in the accompanying consolidated condensed statements of operations. The notional amounts of the Company's foreign currency forward contracts were as follows at February 23, 2002 (in thousands):

                                          Notional Amount in        Notional Amount in
           Contract Description            Foreign Currency            U.S. Dollars
        -----------------------------    ----------------------    -----------------------
        Japanese Yen                               590,000              $      4,770
        Australian Dollars                           2,755                     1,381
        Mexican Pesos                               14,620                     1,535
                                                                        ------------
                                                                        $      7,686
                                                                        ============

         The Company recorded net gains from its use of foreign currency forward contracts totaling $0.5 million and $0.4 for the quarter and six months ended February 23, 2002, respectively. Foreign currency forward contract gains were $0.3 million and $0.4 million for the quarter and six months ended February 24, 2001, respectively.

EURO CONVERSION

         On January 1, 1999, the European Monetary Union ("EMU"), which is comprised of 11 out of the 15 member countries of the European Union, introduced a new common currency, the "Euro". During the transition period between January 1, 1999 and January 1, 2002, both the Euro and national currencies will coexist. The national currencies will remain legal tender until at least January 1, 2002, but not later than July 1, 2002. The Company currently transacts business in EMU countries using the national currencies and translates the financial results of those countries in accordance with current accounting pronouncements. Further, the Company has not experienced, nor does it expect to experience, a material adverse impact on its financial condition, results of operations or liquidity as a result of the Euro conversion.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings:

As part of the sale of Premier, the Company retained certain outstanding legal claims against Premier. The Company believes that it is adequately reserved for these claims and does not anticipate that the settlement of these claims will have an adverse effect upon its results of operations or financial position. These claims are still pending against the Company.

The Company has received a subpoena from the SEC seeking documents and information relating to its management stock loan program and its previously announced tender offer. The Company will cooperate fully in providing the requested information. The SEC has stated that the formal inquiry is not an indication that the SEC has concluded that there has been a violation of any law or regulations. The Company believes it complied with the laws and regulations applicable to its management loan program and tender offer.

Item 2.	Changes in Securities:

Not applicable.

Item 3.	Defaults upon Senior Securities:

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders:

The Company held its Annual Meeting of Shareholders on January 11, 2002. At this meeting, Stephen M.R. Covey, Robert H. Daines, E.J. “Jake” Garn, and Donald J. McNamara were elected as members of the Board of Directors for three-year terms that expire at the Annual Meeting to be held following the end of fiscal year 2004, or until their successors are elected and qualified. The number of shares voting in favor of each director was as follows:

Stephen M.R. Covey	16,293,738
Robert H. Daines	16,293,968
E.J. "Jake" Garn	16,293,968
Donald J. McNamara	17,399,767

During the Annual Meeting, the shareholders ratified the Company’s Management Stock Purchase Loan Program. The number of shares that voted in favor of the proposal was 17,821,752, with 303,741 against, and 6,217 shares that abstained from voting.

Also during the Annual Meeting, the shareholders approved the adoption of amended and restated bylaws, as described in the Company’s Proxy Statement, with 17,932,136 shares that voted in favor of the new bylaws, 199,071 shares that voted against, and 503 shares that abstained from voting.

Shareholders also approved an amendment to the provisions of the bylaws governing the shareholder vote necessary to approve proposals submitted to the shareholders. The number of shares voting for the amendment totaled 17,932,136, with 199,071 shares that voted against, and 503 shares that abstained from voting.

The shareholders also ratified the appointment of Arthur Andersen LLP as independent certified public accountants for the fiscal year ending August 31, 2002. The number of shares that voted in favor of Arthur Andersen LLP was 18,121,396, with 5,594 shares against, and 4,720 shares that abstained from voting.

Item 5.	Other information:

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K:

Not applicable.

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

FRANKLIN COVEY CO.

Date: April 9, 2002	By: /s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer

Date: April 9, 2002	By: /s/ Stephen D. Young
Stephen D. Young
Senior Vice-President, Controller