Form 10-Q
period 2002-05-25
FRANKLIN COVEY CO
filed 2002-07-09
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————

FORM 10-Q

——————

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 25, 2002

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

Yes [X]  No [  ]

The total number of shares of the registrant’s Common Stock outstanding on July 1, 2002 was 19,966,919

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

                                                             May 25,           August 31,
                                                              2002                2001
                                                         ----------------     --------------
                                                                      (unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                               $    46,777           $   14,864
   Accounts receivable, less allowance for doubtful
      accounts of $1,824 and $1,799, respectively               22,779               26,639
   Inventories                                                  40,210               42,035
   Income taxes receivable                                                            1,411
   Other current assets                                         26,115               25,167
   Assets of discontinued operations                                                109,063
                                                            ----------           ----------
      Total current assets                                     135,881              219,179

Property and equipment, net                                     86,027              103,840
Intangible assets, net                                         101,515              118,626
Goodwill, net                                                                        61,954
Investment in unconsolidated subsidiary                            849               16,910
Other long-term assets                                          13,689               15,971
                                                            ----------           ----------
                                                            $  337,961           $  536,480
                                                            ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                         $    9,828           $   19,493
   Current portion of long-term debt and
      capital lease obligations                                    347               11,954
   Income taxes payable                                         13,833
   Other current liabilities                                    43,377               40,166
   Liabilities of discontinued operations                                            34,806
                                                            ----------           ----------
      Total current liabilities                                 67,385              106,419

Line of credit                                                                       35,576
Long-term debt, less current portion                             1,459               49,527
Other liabilities                                                2,233                7,755
Deferred income taxes                                                                27,321
                                                            ----------           ----------
      Total liabilities                                         71,077              226,598
                                                            ----------           ----------
Shareholders' equity:
   Preferred stock - Series A, no par value; convertible
      into common stock at $14 per share; liquidation
      preference totaling $89,520 at May 25, 2002;
      4,000,000 shares authorized, 873,454 shares
      and 831,365 shares issued, respectively                   87,203               82,995
   Common stock, $0.05 par value; 40,000,000 shares
      authorized, 27,055,894 shares issued                       1,353                1,353
   Additional paid-in capital                                  223,012              223,898
   Retained earnings                                            97,280              167,475
   Notes and interest receivable from sales of common
      stock to related parties, net                            (18,435)             (35,977)
   Accumulated other comprehensive loss                           (355)              (4,681)
   Treasury stock at cost, 7,126,944 and 7,215,363
      shares, respectively                                    (123,174)            (124,395)
   Accumulated other comprehensive loss from
      discontinued operations                                                          (786)
                                                            ----------           ----------
      Total shareholders' equity                               266,884              309,882
                                                            ----------           ----------
                                                            $  337,961           $  536,480
                                                            ==========           ==========

(See Notes to Consolidated Condensed Financial Statements.)

FRANKLIN COVEY CO.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                       Quarter Ended                          Nine Months Ended
                                              --------------------------------          -------------------------------
                                                May 25,            May 26,                May 25,           May 26,
                                                  2002               2001                   2002              2001
                                              -------------      -------------          -------------     -------------
                                                         (unaudited)                               (unaudited)
Net sales:
   Products                                      $  42,707          $  54,680              $ 176,050         $ 242,474
   Training and services                            28,384             33,355                 82,707           102,676
                                                 ---------          ---------              ---------         ---------
                                                    71,091             88,035                258,757           345,150
                                                 ---------          ---------              ---------         ---------
Cost of sales:
   Products                                         22,492             28,694                 86,303           114,727
   Training and services                             9,294             11,347                 28,898            33,718
                                                 ---------          ---------              ---------         ---------
                                                    31,786             40,041                115,201           148,445
                                                 ---------          ---------              ---------         ---------
Gross margin                                        39,305             47,994                143,556           196,705

Selling, general, and administrative                49,770             55,740                164,951           169,502
Provision for losses on management stock loans         247                                    18,703
Impairment of investment in unconsolidated
   subsidiary                                                                                 16,323
Impairment of assets                                                                           4,518
Depreciation                                         8,283              7,536                 25,620            19,556
Amortization                                         1,193              3,143                  3,701             9,563
                                                 ---------          ---------              ---------         ---------
Loss from operations                               (20,188)           (18,425)               (90,260)           (1,916)

Equity in earnings of unconsolidated
   subsidiary                                        1,274                607                  3,165             2,042
Interest income                                        210                152                  2,088               491
Interest expense                                       (57)            (1,767)                (2,811)           (4,904)
Other income                                                                                     637
Loss on interest rate swap agreement                                                          (4,894)
                                                 ---------          ---------              ---------         ---------
Loss from continuing operations before
   income tax benefit                              (18,761)           (19,433)               (92,075)           (4,287)
Benefit for income taxes                             6,998              8,745                 34,271               702
                                                 ---------          ---------              ---------         ---------
Loss from continuing operations                    (11,763)           (10,688)               (57,804)           (3,585)
Loss from discontinued operations, net of
   tax benefit totaling  $3,190,
   $3,595, and $10,632, respectively                                   (3,899)                (5,282)          (10,476)
Gain on sale of discontinued operations,
   net of tax provision totaling $35,695
   (Note 3)                                                                                   60,774
                                                 ---------          ---------              ---------         ---------
Loss before cumulative effect of
   accounting change                               (11,763)           (14,587)                (2,312)          (14,061)
Cumulative effect of accounting change, net
   of tax benefit totaling $13,948 (Note 4)                                                  (61,386)
                                                 ---------          ---------              ---------         ---------
Net loss                                           (11,763)           (14,587)               (63,698)          (14,061)
Preferred stock dividends                           (2,184)            (2,028)                (6,497)           (6,083)
                                                 ---------          ---------              ---------         ---------
Net loss attributable to common shareholders     $ (13,947)         $ (16,615)             $ (70,195)        $ (20,144)
                                                 =========          =========              =========         =========
Loss from continuing operations and
   preferred stock dividends per share:
      Basic and diluted                           $   (.70)          $   (.64)              $  (3.24)         $   (.48)
                                                 =========          =========              =========         =========
Net loss attributable to common
   shareholders per share:
      Basic and diluted                           $   (.70)          $   (.84)              $  (3.53)         $   (.99)
                                                 =========          =========              =========         =========
Weighted average number of common and
   common equivalent shares:
      Basic and diluted                             19,929             19,872                 19,869            20,323
                                                 =========          =========              =========         =========

(See Notes to Consolidated Condensed Financial Statements.)

FRANKLIN COVEY CO.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                               Nine Months Ended
                                                                                         --------------------------------
                                                                                            May 25,           May 26,
                                                                                             2002              2001
                                                                                         ---------------- ---------------
                                                                                                    (unaudited)
Cash flows from operating activities:
   Net loss                                                                               $ (63,698)       $ (14,061)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                          29,950           34,643
      Cumulative effect of accounting change, net of tax                                     61,386
      Gain on sale of discontinued operations, net of tax                                   (60,774)
      Deferred taxes                                                                        (27,928)
      Provision for losses on management stock loans                                         18,703
      Impairment of investment in unconsolidated subsidiary                                  16,323
      Equity in earnings of unconsolidated subsidiary                                        (3,165)          (2,042)
      Loss on interest rate swap agreement                                                    4,894
      Impairment of other assets                                                              4,518
      Other                                                                                    (558)            (613)
      Changes in assets and liabilities, net of the sale of discontinued operations:
         Decrease in accounts receivable                                                     49,462           52,578
         Decrease in inventories                                                              2,294              371
         Decrease (increase) in other assets and other long-term liabilities, net            (4,247)              97
         Decrease in accounts payable and accrued liabilities                               (21,443)         (14,919)
         Decrease in income taxes payable                                                   (10,721)         (11,903)
                                                                                          ---------        ---------
            Net cash (used for) provided by operating activities                             (5,004)          44,151
                                                                                          ---------        ---------
Cash flows from investing activities:
   Proceeds from sale of discontinued operations                                            152,500
   Proceeds from sale of property and equipment                                               2,299
   Cash distributions of earnings from unconsolidated subsidiary                              2,904            1,874
   Formation of joint venture, acquisition of businesses, and earnout payments                                (4,432)
   Purchases of property and equipment                                                       (9,701)         (23,563)
                                                                                          ---------        ---------
            Net cash provided by (used for) investing activities                            148,002          (26,121)
                                                                                          ---------        ---------
Cash flows from financing activities:
   Net decrease in short-term borrowings                                                     (9,750)         (10,922)
   Proceeds from long-term debt and line of credit                                            4,564           23,040
   Principal payments on long-term debt and capital lease obligations                       (99,654)         (23,731)
   Purchases of common stock for treasury                                                      (184)          (7,332)
   Proceeds from sale of common stock from treasury                                             519              889
   Payment of interest rate swap liability                                                   (4,894)
   Payment of preferred stock dividends                                                      (2,184)          (6,083)
                                                                                          ---------        ---------
            Net cash used for financing activities                                         (111,583)         (24,139)
                                                                                          ---------        ---------
Effect of foreign currency exchange rates                                                       498             (830)
                                                                                          ---------        ---------
   Net increase (decrease) in cash and cash equivalents                                      31,913           (6,939)
Cash and cash equivalents at beginning of period                                             14,864           21,242
                                                                                          ---------        ---------
Cash and cash equivalents at end of period                                                $  46,777        $  14,303
                                                                                          =========        =========
Supplemental disclosure of cash flow information:
   Interest paid                                                                          $   3,869        $   4,263
                                                                                          =========        =========
   Income taxes paid                                                                      $     857        $     643
                                                                                          =========        =========
   Fair value of assets acquired                                                                           $   4,432
   Cash paid for net assets                                                                                   (4,432)
                                                                                                           ---------
   Liabilities assumed from acquisitions                                                                   $      -
                                                                                                           =========
Non-cash investing and financing activities:
   Accrued preferred stock dividends                                                      $   2,184        $   2,028
   Preferred stock dividends paid with additional shares of preferred stock                   4,208
   Note receivable from sale of discontinued operations                                       4,812
   Net assets contributed to form joint venture, net of cash contributed                                      18,176

(See Notes to Consolidated Condensed Financial Statements.)

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

         Franklin Covey Co. (the “Company”) provides integrated training and performance solutions to organizations and individuals in productivity, leadership, sales performance, communication, and other areas. Each solution set may include components for training and consulting, assessment, and other application tools that are generally available in electronic or paper-based formats. The Company’s products and services are available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com and www.franklinplanner.com. The Company’s best-known offerings include the Franklin Planner™, the Company’s productivity workshop entitled “What Matters Most”, and courses based on the best-selling book, The 7 Habits of Highly Effective People.

        The accompanying unaudited consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments, except for impaired asset adjustments and provisions for management stock loan losses) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. The Company suggests the information included in this Report on Form 10-Q be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

        The Company utilizes a modified 52/53 week fiscal year that ends on August 31. Corresponding quarterly periods generally consist of 13-week periods that ended on November 24, 2001, February 23, 2002, and May 25, 2002 during fiscal 2002. Utilizing the modified 52/53 week fiscal year, the quarter ended May 25, 2002 had the same number of business days as the quarter ended May 26, 2001, however, the nine months ended May 25, 2002 had one less business day than the corresponding period of the prior year.

         The results of operations for the quarter and nine months ended May 25, 2002 are not necessarily indicative of results for the entire fiscal year ending August 31, 2002.

        Effective September 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 eliminate the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require such assets to be tested for impairment and to be written down to fair value, if necessary. The Company recorded the impact of adopting SFAS No. 142 as a cumulative effect of an accounting change in the accompanying consolidated condensed statement of operations for the nine months ended May 25, 2002. Refer to Note 4 in the accompanying notes to the consolidated condensed financial statements for pro forma and other information regarding the impact of adopting SFAS No. 142. Additionally, the Company early adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” to account for the sale of Premier Agendas (Note 3). SFAS No. 144 supersedes SFAS No. 121 and various provisions of Accounting Principles Board Opinion No. 30.

        Due to the presentation of discontinued operations for the sale of Premier Agendas, all periods in the accompanying consolidated condensed financial statements have been presented on a comparable basis. Also, in order to conform with the current period presentation, certain reclassifications have been made to the prior period financial statements.

NOTE 2 – INVENTORIES

         Inventories of continuing operations were comprised of the following (in thousands):

                                      May 25,               August 31,
                                       2002                    2001
                                ----------------      -----------------
        Finished goods           $    31,406            $    30,659
        Work in process                1,816                  1,507
        Raw materials                  6,988                  9,869
                                 -----------            -----------

                                 $    40,210            $    42,035
                                 ===========            ===========

NOTE 3 – SALE OF PREMIER AGENDAS

        Effective December 21, 2001, the Company sold Premier Agendas, Inc., a wholly owned subsidiary located in Bellingham, Washington, and Premier School Agendas Ltd., a wholly owned subsidiary organized in Ontario, Canada, (collectively, “Premier”) to School Specialty, Inc., a Wisconsin-based company that specializes in providing products and services to students and schools. Premier provided productivity and leadership solutions to the educational industry, including student and teacher planners. The sale price was $152.5 million in cash plus the retention of Premier’s working capital, which was received in the form of a $4.0 million promissory note from the purchaser, which carried interest at LIBOR plus two percent. The Company received full payment on the promissory note plus accrued interest during June 2002. Additionally, the Company will receive $0.8 million of cash from Premier related to estimated income tax payments and tax benefits from net operating losses. The Company has agreed not to sell student planners containing the Company’s “7 Habits” and “What Matters Most” content directly to schools and school districts in the K through 12 market subsequent to the closing. The Company recognized a pretax gain of $96.5 million ($60.8 million after tax) on the sale of Premier, which was recorded as a gain on the sale of discontinued operations in the accompanying consolidated condensed statement of operations for the nine months ended May 25, 2002. The actual pretax gain was greater than previously anticipated due to a reduction in the net assets of Premier, resulting primarily from larger than expected cash transfers to the Company. As part of the sale of Premier, the Company retained responsibility for certain outstanding legal claims against Premier, which are reserved for in the accompanying consolidated condensed balance sheet.

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
                                                             ===========

         The operating results of Premier were recorded as loss from discontinued operations, net of tax, in the accompanying consolidated condensed statements of operations. The operating results of Premier were historically included in the education segment for segment reporting purposes (Note 10). The Company recorded the following operating results for Premier for the periods indicated (in thousands):

                                 Quarter Ended                        Nine Months Ended
                       ----------------------------------     ----------------------------------
                          May 25,             May 26,            May 25,            May 26,
                            2002               2001                2002               2001
                       ---------------     --------------     ---------------    ---------------

        Net sales         $    -            $    2,575         $    5,329         $    7,947
        Pretax loss            -                (7,089)            (8,877)           (21,108)

        Under terms of its then existing credit facilities, the Company used $92.3 million of the proceeds from the sale of Premier to pay off and terminate its term loan and revolving credit line (Note 6). In connection with this prepayment, the Company was also required to settle an outstanding interest rate swap agreement it had entered into as part of the overall debt facility (Note 7).

        The following table sets forth the Company’s selected consolidated financial data for the prior two fiscal years to present Premier as discontinued operations consistent with quarterly presentations (in thousands):

                                                          Fiscal Year Ended         Fiscal Year Ended
                                                           August 31, 2001           August 31, 2000
                                                        ----------------------    -----------------------
        Net sales                                            $    439,781              $    522,630
        Gross margin                                              249,799                   279,866

        Loss from continuing operations                           (16,457)                   (9,014)
        Income from discontinued operations,
           net of tax                                               5,374                     4,605
                                                             ------------              ------------
        Net loss                                                  (11,083)                   (4,409)
        Preferred stock dividends                                  (8,153)                   (8,005)
                                                             ------------              ------------
        Net loss attributable to common
           shareholders                                      $    (19,236)             $    (12,414)
                                                             ============              ============
        Basic and diluted loss per share from
           continuing operations and preferred
           stock dividends                                   $      (1.22)             $       (.83)
        Basic and diluted earnings per share
           from discontinued operations                               .27                       .22
                                                             ------------              ------------
        Basic and diluted net loss per share
           attributable to common shareholders               $       (.95)             $       (.61)
                                                             ============              ============
        Basic and diluted weighted average
           number of common shares outstanding                     20,199                    20,437
                                                             ============              ============

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

        Effective September 1, 2001, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require such assets to be tested for impairment and to be written down to fair value, if necessary. In order to assess the value of its goodwill and indefinite-lived intangible assets as of September 1, 2001, the Company engaged an independent valuation firm. The valuation process assigned the Company’s assets and liabilities to its operating business units and then determined the fair market value of those assets using a discounted cash flow model that also considered factors such as market capitalization and appraised values of certain assets. Based upon the results of the valuation, the Company was required to write off all of the goodwill assigned to the organizations and consumer business units, plus a portion of the Covey trade name intangible asset, which has an indefinite life. The impairment totaled $75.3 million ($61.4 million after applicable tax benefits) and was retroactively recorded in the Company’s first fiscal quarter as required by the guidelines of SFAS No. 142. Goodwill and intangible assets assigned to the education business unit, which consisted primarily of Premier, were not required to be written down since the fair values of that business unit’s assets exceeded their book values at the measurement date. Intangible assets of continuing operations consisted of the following at May 25, 2002 (in thousands):

                                                     May 25, 2002
                                                 ------------------------
        Customer lists                               $     18,874
        License rights                                     27,000
        Trade names                                        34,007
        Curriculum                                         62,730
                                                     ------------
                                                          142,611
        Less:  accumulated amortization                   (41,096)
                                                     ------------
        Net intangible assets                        $    101,515
                                                     ============

        Amortization expense for the quarter and nine months ended May 25, 2002 was $1.2 million and $3.7 million, respectively.

        If the provisions of SFAS No. 142 were in effect at September 1, 2000, and the adjustment was the same as in fiscal 2002, the following pro forma financial results for the quarter and nine months ended May 26, 2001 would have resulted. Amounts presented below were adjusted to reflect Premier as a discontinued operation for comparability to amounts reported in the accompanying consolidated condensed statements of operations for the comparable periods in fiscal 2002 (in thousands).

                                                             Quarter Ended            Nine Months Ended
                                                             May 26, 2001                May 26, 2001
                                                         -----------------------    ------------------------
        Amortization                                          $      1,250               $      3,699
        Income (loss) from continuing operations                    (9,574)                       803
        Loss from discontinued operations, net of
           tax benefit                                              (3,370)                    (9,039)
        Net loss attributable to common
           shareholders                                            (14,972)                   (14,319)

        Basic and diluted net loss attributable to
           common shareholders per share                      $       (.75)              $       (.70)

NOTE 5 – INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

        Effective September 1, 2000, the Company entered into a joint venture agreement with American Marketing Systems (“AMS”) to form Franklin Covey Coaching, LLC. Each partner owns 50 percent of the joint venture and participates equally in its management. The Company accounts for its investment in Franklin Covey Coaching, LLC using the equity method of accounting and reports its share of the joint venture’s net income as equity in the earnings of an unconsolidated subsidiary. The Company’s share of Franklin Covey Coaching LLC’s earnings totaled $1.3 million for the quarter ended May 25 2002, compared to $0.6 million for the quarter ended May 26, 2001. Summarized financial information for Franklin Covey Coaching, LLC was as follows for the periods indicated (in thousands):

                                              Quarter Ended                          Nine Months Ended
                                    ----------------------------------       ----------------------------------
                                         May 25,             May 26,              May 25,            May 26,
                                          2002                2001                 2002                2001
                                    ---------------     --------------       --------------     ---------------
        Net sales                       $   6,786           $   6,154            $  18,922          $  16,542
        Gross profit                        4,437               4,191               12,464             10,871
        Net income                          2,329               1,484                6,548              4,633

        Current assets                  $   2,275           $   2,574
        Noncurrent assets                  17,421              17,497
                                        ---------           ---------
            Total assets                $  19,696           $  20,071
                                        =========           =========

        Current liabilities             $   1,306           $     864
        Noncurrent liabilities              2,883                 645
                                        ---------           ---------
            Total liabilities           $   4,189           $   1,509
                                        =========           =========

         The joint venture agreement requires the Company's coaching programs to achieve specified earnings thresholds beginning in fiscal 2002 (the joint venture agreement did not contain an earnings threshold requirement in fiscal 2001) or the joint venture agreement may be terminated at the option of AMS. Based upon available information, the Company's management believed that the required earnings threshold in fiscal 2002 could be reached through increased business from existing coaching programs and the creation of new programs. However, due to unfavorable economic conditions, which were significantly worsened by the events of September 11, 2001, and other factors, the Company's coaching programs have only produced $1.0 million of earnings during the nine months ended May 25, 2002 toward the $3.2 million fiscal 2002 earnings threshold requirement. As a result of lower than expected performance during the first nine months of fiscal 2002, combined with unfavorable performance expectations through the remainder of fiscal 2002, AMS informed the Company that the existing joint venture agreement will be terminated at August 31, 2002. As a result, the Company has recognized impairment charges to its investment in Franklin Covey Coaching, LLC totaling $16.3 million during fiscal 2002. The remaining investment balance in the accompanying consolidated condensed balance sheet at May 25, 2002 represents the net realizable value of expected remaining cash disbursements and tangible assets expected to be returned upon termination of the joint venture agreement. As further information becomes available, including coaching program financial results and partnership dissolution valuations, additional adjustments, potentially including recovery of previously expensed amounts, to the Company's investment in Franklin Covey Coaching, LLC may be required. As of May 25, 2002, the Company's remaining net investment in Franklin Covey Coaching, LLC totaled $0.8 million.

NOTE 6 – LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS

         During the fourth quarter of fiscal 2001, the Company entered into a new credit agreement with its lenders. The new credit agreement was comprised of a $69.0 million term loan and a $45.6 million revolving credit facility, both of which were to expire in May 2004. On December 21, 2001, the Company used $92.3 million of the proceeds from the sale of Premier (Note 3) to pay all amounts outstanding on its existing term loan and line of credit agreements. As a result of this prepayment, the existing line of credit agreement was terminated and the Company has not sought to obtain a new credit agreement. Following the payment and termination of these debt instruments, the Company's remaining debt, which totaled $1.8 million at May 25, 2002, consists primarily of long-term mortgages on the Company's buildings and property.

NOTE 7 – ACCOUNTING FOR DERIVATIVE INSTRUMENTS

         During the normal course of business, the Company is exposed to interest rate and foreign currency exchange risks. To manage risks associated with interest and foreign currency exchange rates, the Company may make limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, the Company's derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into derivative contracts for speculative trading purposes, nor is the Company party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument and, thus, are not a measure of the exposure to the Company through its use of derivatives. The Company's exposure is generally limited to gains and losses resulting from fluctuations in the rates of the underlying contract, such as interest and foreign currency exchange rates. The Company does not engage in other "off-balance sheet" transaction arrangements that would subject the Company to additional undisclosed risks, nor does the Company participate in trading activities involving non-exchange traded contracts that could increase Company liabilities and adversely affect the Company's liquidity position. The Company enters into derivative agreements with highly rated counterparties and the Company does not expect to incur any losses resulting from non-performance by the other parties.

Interest Rate Risk Management

         As of May 25, 2002, the Company's minimal debt balances consisted of both fixed and variable rate instruments. In order to reduce the effects of interest rate fluctuations on the Company's operations, the Company has made limited use of interest rate swap agreements. Generally, under interest rate swaps, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to a contracted notional amount. The Company designates interest rate swap agreements as hedges of risks associated with specific assets, liabilities, or future commitments, and these contracts are monitored to determine whether the underlying agreements remain effective hedges. The interest rate differential on interest rate swaps is recognized as a component of interest expense or income over the term of the outstanding agreement.

         In connection with the management common stock loan program (Note 11), the Company entered into an interest rate swap agreement. As a result of the new credit agreement obtained in fiscal 2001, the notes receivable from loan participants and the interest rate swap agreement were acquired by the Company and recorded in the Company's consolidated balance sheet. The interest rate swap agreement allowed the Company to pay a fixed rate and receive a floating rate from the counterparty through the term of agreement, which expired in March 2005. However, due to terms of the Company's existing credit agreement, the Company was obligated to use a portion of the proceeds from the sale of Premier (Note 3) to retire all outstanding debt, including the amount related to the management stock loans. As a result of this transaction, the underlying obligation of the interest rate swap agreement was retired and the existing interest rate swap was transformed from a hedge instrument into a speculative instrument, which the Company settled during the second quarter of fiscal 2002 for a payment of $4.9 million. The interest rate differential totaled $0.6 million of expense prior to its settlement. The Company had no interest rate swap agreements or similar derivative contracts in place at May 25, 2002.

Foreign Currency Exposure

         The Company has international operations and during the normal course of business is exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. During the quarter ended May 25, 2002, the Company utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions that are denominated in Japanese Yen, Mexican Pesos, and Australian Dollars. These contracts did not meet specific hedge accounting requirements and corresponding gains and losses have been recorded as a component of current operations, which offset the gains and losses on the underlying transactions, in the accompanying consolidated condensed statements of operations for fiscal 2002 and 2001. The notional amounts of the Company's foreign currency forward contracts were as follows at May 25, 2002 (in thousands):

                                          Notional Amount in        Notional Amount in
           Contract Description            Foreign Currency            U.S. Dollars
        -----------------------------    ----------------------    -----------------------
        Japanese Yen                               560,000              $      4,129
        Mexican Pesos                               13,600                     1,475
        Australian Dollars                           2,650                     1,433
                                                                        ------------
                                                                        $      7,037
                                                                        ============

        The Company recorded a net loss from its use of foreign currency forward contracts totaling $0.1 million and gains totaling $0.4 million for the quarter and nine months ended May 25, 2002, respectively. Foreign currency forward contract gains were $0.2 million and $0.6 million for the quarter and nine months ended May 26, 2001, respectively.

NOTE 8 – COMPREHENSIVE INCOME/LOSS

        Comprehensive income (loss) includes charges and credits to equity accounts that are not the result of transactions with shareholders. Comprehensive income (loss) is comprised of net loss and other comprehensive income and loss items. Comprehensive income (loss) for the Company was as follows (in thousands):

                                                      Quarter Ended                         Nine Months Ended
                                             ----------------------------------      ----------------------------------
                                                May 25,            May 26,              May 25,            May 26,
                                                 2002                2001                 2002               2001
                                             --------------     ---------------      ---------------    ---------------
Net loss attributable to common shareholders     $ (13,947)         $ (16,615)           $ (70,195)         $ (20,144)
Other comprehensive income (loss):
    Loss on valuation of interest rate
        agreement, net of tax                                                                2,786
    Foreign currency translation adjustments           103               (148)                 497               (829)
                                                 ---------          ---------            ---------          ---------
Comprehensive loss                               $ (13,844)         $ (16,763)           $ (66,912)         $ (20,973)
                                                 =========          =========            =========          =========

         The loss on valuation of the interest rate swap agreement was included as comprehensive income due to its settlement. The loss on settlement was included in the statement of operations for the nine months ended May 25, 2002, but had been recorded as a component of comprehensive loss in prior periods.

NOTE 9 – NET LOSS PER COMMON SHARE

         Basic earnings (loss) per share ("EPS") is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net loss by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the "as converted" method, as appropriate. During periods of net loss from continuing operations, all common stock equivalents, including the effect of common shares from the issuance of preferred stock on an "as converted" basis, are excluded from the diluted EPS calculation. Due to their antidilutive effect, the following common stock equivalents have been excluded from the net loss per share calculations.

                                                          Quarter Ended                       Nine Months Ended
                                                 --------------------------------      ---------------------------------
                                                    May 25,           May 26,             May 25,            May 26,
                                                     2002               2001               2002               2001
                                                 --------------     -------------      --------------     --------------
        Antidilutive shares excluded from
        the diluted EPS calculation:
            Incremental shares from assumed
               exercises of stock options                                 65                   2                 74
            Preferred stock on an "as converted"
               basis                                  6,238            5,794               6,188              5,794

         The expanded calculations of loss per share amounts are as follows:

                                                      Quarter Ended                         Nine Months Ended
                                             ----------------------------------      -----------------------------------
                                                May 25,            May 26,              May 25,             May 26,
                                                  2002               2001                 2002                2001
                                             ---------------    ---------------      ---------------     ---------------
        Loss from continuing operations:       $   (11,763)       $   (10,688)         $   (57,804)         $   (3,585)
        Preferred stock dividends                   (2,184)            (2,028)              (6,497)             (6,083)
                                               -----------        -----------          -----------          ----------
        Loss from continuing operations
           and preferred stock dividends           (13,947)           (12,716)             (64,301)             (9,668)
        Loss from discontinued operations,
           net of tax                                                  (3,899)              (5,282)            (10,476)
        Gain on sale of discontinued
           operations, net of tax                                                           60,774
                                               -----------        -----------          -----------          ----------
        Loss before cumulative effect
           of accounting change                    (13,947)           (16,615)              (8,809)            (20,144)
        Cumulative effect of accounting
           change, net of tax                                                              (61,386)
                                               -----------        -----------          -----------          ----------
        Net loss attributable
           to common shareholders              $   (13,947)       $   (16,615)         $   (70,195)         $  (20,144)
                                               ===========        ===========          ===========          ==========
        Loss from continuing operations,
           and preferred stock dividends
           per share:
               Basic and Diluted               $      (.70)       $      (.64)         $     (3.24)        $      (.48)
        Loss from discontinued operations,
           net of tax, per share:
               Basic and Diluted                                         (.20)                (.26)               (.51)
        Gain on sale of discontinued
           operations per share:
               Basic and Diluted                                                              3.06
                                               ------------       -----------          -----------          ----------
        Loss before cumulative effect
        of accounting change per share:
               Basic and Diluted                      (.70)              (.84)                (.44)               (.99)
        Cumulative effect of accounting
           change per share:
               Basic and Diluted                                                             (3.09)
                                               ------------       -----------          -----------          ----------
        Net loss per share attributable
           to common shareholders:
               Basic and Diluted               $      (.70)       $      (.84)         $     (3.53)        $      (.99)
                                               ===========        ===========          ===========         ===========
        Basic and diluted weighted average
           number of common and common
           equivalent shares                        19,929             19,872               19,869              20,323
                                               ===========        ===========          ===========         ===========

NOTE 10 – SEGMENT INFORMATION

        Effective September 1, 2001, the Company realigned its operations into the following three business units:

Consumer Business Unit – The consumer business unit (“CBU”) is focused on sales to individual customers. This business unit includes the results of the Company’s 174 domestic retail stores, 10 international retail stores, catalog/e-Commerce operations, and other related channels and services including certain wholesale sales and manufacturing operations. Although consumer business unit sales primarily consist of products such as planners, binders, and handheld electronic planning devices, virtually any component of the Company’s leadership and productivity solutions can be purchased through the consumer business unit channels.

Organizations Business Unit – The organizations business unit (“OBU”) is primarily responsible for selling products and services directly to organizational clients, including other companies, the government, and educational institutions. The organizations business unit includes the financial results of the organizational sales group (“OSG”) and the Company’s international operations, except for international retail stores. OSG is primarily responsible for the domestic sale and delivery of leadership, productivity, sales performance, and communication training seminars to corporations and includes leadership training sales to educational entities that were formerly reported with Premier.

Education Business Unit – The education business unit primarily consisted of the sales and operations of Premier and included product and training sales to educational institutions from elementary schools to colleges and universities. The operations of Premier were sold effective December 21, 2001 and the operating results of Premier have been reported as discontinued operations in the accompanying consolidated condensed financial statements. Remaining education business unit operations are now included in the operating results of the organizations business unit.

        The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”) and each of the business units has a general manager that reports directly to the CEO. The primary measurement tools in business unit performance analysis are earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and free cash flows, which may not be calculated as similarly titled amounts presented by other companies. The calculation of EBITDA includes the equity in earnings of Franklin Covey Personal Coaching, LLC, which is reported through the OBU. In order to enhance comparability between reported periods, the losses on impaired assets have been included in the EBITDA calculation, but are disclosed as non-cash items in the appropriate business units in the accompanying table.

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

SEGMENT INFORMATION
(in thousands)

                                                                 Organizations Business
                               Consumer Business Unit                     Unit
                         ------------------------------------    ------------------------
                                                                                                          Corporate,
                                                                                                          Adjustments
Quarter Ended                         Catalog/      Other                                                    and
May 25, 2002               Retail    e-Commerce      CBU             OSG      International  Education   Eliminations Consolidated
------------------------ ----------- ------------ -----------    ------------ ------------- ------------ -----------  -------------
Sales to external
   customers              $  22,336   $   11,016   $     822      $  26,865     $ 10,052                    $          $   71,091
Gross margin                 10,627        5,883        (324)        16,387        6,732                                   39,305
EBITDA                       (3,617)         167      (4,240)         2,980        1,101                      (5,829)      (9,438)
Significant non-cash
   items:
   Provision for losses
     on management loan
     program                                                                                                     247          247
Depreciation                  2,424        1,095         564            537          310                       3,353        8,283
Amortization                                                          1,186                                        7        1,193
Segment assets               36,470        3,481      23,739        114,651       22,026                     137,594      337,961

Quarter Ended
May 26, 2001
------------------------ ----------- ------------ -----------    ------------ -----------    ------------ ----------- -------------
Sales to external
   customers              $  27,745   $   15,183   $     106      $  34,512     $ 10,489       $            $          $   88,035
Gross margin                 12,882        8,634      (1,277)        20,816        6,939                                   47,994
EBITDA                       (1,623)       2,225      (5,126)         3,437        1,320                      (7,372)      (7,139)
Depreciation                  2,594          365         607            582          212                       3,176        7,536
Amortization                                             204          2,352          106                         481        3,143
Discontinued operations,
   net of tax                                                                                    (3,899)                   (3,899)
Segment assets               33,148        1,296      37,505        196,830       21,354         76,524      164,349      531,006

Nine Months Ended
May 25, 2002
------------------------ ----------- ------------ -----------    ------------ -----------    ------------ ----------- -------------
Sales to external
   customers              $  96,769   $   50,830   $   3,047      $  73,627     $ 34,484       $            $          $  258,757
Gross margin                 50,224       28,622      (1,737)        44,421       22,026                                  143,556
EBITDA                        5,387        4,903     (17,516)       (14,950)       4,401                     (39,999)     (57,774)
Significant non-cash
   items:
   Provision for losses
      on management loan
      program                                                                                                 18,703       18,703
   Impairment of investment
      in unconsolidated
      subsidiary                                                     16,323                                                16,323
   Impairment of other
      assets                               1,425       3,093                                                                4,518
Depreciation                  7,964        2,487       1,744          1,426        1,042                      10,957       25,620
Amortization                                                          3,619           16                          66        3,701
Discontinued operations,
   net of tax                                                                                    (5,282)                   (5,282)

Nine Months Ended
May 26, 2001
------------------------ ----------- ------------ -----------    ------------ -----------    ------------ ----------- -------------
Sales to external
   customers              $ 124,908   $   75,116   $   7,198      $  97,767     $ 40,161       $            $          $  345,150
Gross margin                 64,873       42,192       2,652         62,574       25,002                        (588)     196,705
EBITDA                       22,903       22,532      (8,675)        10,448        6,249                     (24,212)      29,245
Depreciation                  5,815          595       1,893          1,320          642                       9,291       19,556
Amortization                    114                      612          6,737          622                       1,478        9,563
Discontinued operations,
   net of tax                                                                                   (10,476)                  (10,476)

         A reconciliation of reportable segment EBITDA to consolidated loss from continuing operations before income tax benefit is presented below (in thousands):

                                                Quarter Ended                         Nine Months Ended
                                       --------------------------------         ------------------------------
                                       May 25, 2002      May 26, 2001           May 25, 2002     May 26, 2001
                                       --------------    --------------         -------------    -------------
     Reportable segment
        EBITDA                            $  (3,609)        $     233              $   3,066        $  53,457
     Provision for losses on
        management stock loans                 (247)                                 (18,703)
     Impairment of investment
        in unconsolidated
        subsidiary                                                                   (16,323)
     Other impaired assets                                                            (4,518)
     Corporate expenses                      (5,582)           (7,372)               (21,296)         (24,212)
                                          ---------         ---------              ---------        ---------
     Consolidated EBITDA                     (9,438)           (7,139)               (57,774)          29,245
     Depreciation                            (8,283)           (7,536)               (25,620)         (19,556)
     Amortization                            (1,193)           (3,143)                (3,701)          (9,563)
     Interest income                            210               152                  2,088              491
     Interest expense                           (57)           (1,767)                (2,811)          (4,904)
     Other, net                                                                       (4,257)
                                          ---------         ---------              ---------        ---------
     Loss from continuing
       operations before
       income tax benefit                 $ (18,761)        $ (19,433)             $ (92,075)       $  (4,287)
                                          =========         =========              =========        =========

         Corporate assets such as cash, accounts receivable, and other assets are not generally allocated to reportable business segments for business analysis purposes. However, inventories, certain identifiable goodwill and intangibles, and fixed assets are classified by segment.

NOTE 11 – MANAGEMENT COMMON STOCK LOAN PROGRAM

         The Company has an incentive-based compensation program that includes a loan program to certain management personnel for the purpose of purchasing shares of the Company's common stock. The program provided management of the Company with the opportunity to purchase shares of the Company's common stock by borrowing on a full-recourse basis from external lenders. The loan program closed during fiscal 2001 with 3,825,000 shares purchased for a total cost of $33.6 million, which was guaranteed by the Company. Although interest accrues against the participants over the life of the loans, no interest payments are due from participants until the loans mature in March 2005. As part of the credit agreement obtained in fiscal 2001 (Note 6), the Company acquired from the external lenders the notes receivable from the loan participants and recorded them as a reduction to shareholders' equity. As a result, the Company is the creditor on these full-recourse notes from the participants of the loan program.

         The Company utilizes a systematic methodology for determining the level of reserves that are appropriate for the management common stock loan program. The primary factor considered by the Company's methodology is the current market value of common stock held by the participants. Other factors considered by the methodology include: the liquid net worth and earnings capacity of the participants; the risks of pursuing collection actions against key employees; the probability of sufficient collateral value based upon the proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on the Company's ability to collect the loans. Based upon the Company's methodology, the Company recorded a $0.2 million increase to the loan loss reserve during the quarter ended May 25, 2002. As of May 25, 2002, the Company had an aggregate loan loss reserve totaling $19.8 million, which reduces notes and interest receivable from related parties in the accompanying consolidated condensed balance sheet. In addition, the Company discontinued recording interest receivable and corresponding interest income on all participant loans during the quarter ended May 25, 2002. However, the loan participants remain liable for interest accrued over the full term of their loans, which is due when the loans mature in March 2005. At May 25, 2002, the participants' loans plus accrued interest exceeded the value of the common stock held by the participants by $26.3 million. Should the value of the common stock alone continue to be insufficient to cover the loans outstanding during the loan term, the Company's loan loss reserve methodology provides a basis to be fully reserved prior to the March 2005 loan maturity date. The establishment of reserves for potential loan losses requires significant estimates and judgment by the Company's management and these estimates and projections are subject to change as a result of various economic factors, most of which are not within the control of the Company. As a result, the reserve for management stock loan losses could fluctuate significantly in future periods. The inability of some or all participants to repay their loans would have a significant adverse impact upon the financial position and future cash flows of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended August 31, 2001.

RESULTS OF OPERATIONS

Quarter Ended May 25, 2002 Compared with the Quarter Ended May 26, 2001

Sales

         The following table sets forth selected sales data of the Company's operating segments (in thousands):

                                         Quarter Ended                               Nine Months Ended
                                --------------------------------              --------------------------------
                                May 25, 2002      May 26, 2001    Var. %       May 25, 2002      May 26, 2001   Var. %
                                --------------    --------------  ------       --------------    -------------  ------
 Consumer Business Unit:
    Retail Stores                 $   22,336        $   27,745     (19)         $   96,769        $  124,908     (23)
    Catalog/e-Commerce                11,016            15,183     (27)             50,830            75,116     (32)
    Other CBU                            822               106     675               3,047             7,198     (58)
                                  ----------        ----------                  ----------        ----------
                                      34,174            43,034     (21)            150,646           207,222     (27)
                                  ----------        ----------                  ----------        ----------
Organizations Business
Unit:
    Organizational Sales Group        26,865            34,512     (22)             73,627            97,767     (25)
    International                     10,052            10,489     (4)              34,484            40,161     (14)
                                  ----------        ----------                  ----------        ----------
                                      36,917            45,001     (18)            108,111           137,928     (22)
                                  ----------        ----------                  ----------        ----------
                                  $   71,091        $   88,035     (19)         $  258,757        $  345,150     (25)
                                  ==========        ==========                  ==========        ==========

        The Company’s overall operating performance continues to be adversely affected by declining sales compared to the prior year. The Company believes that slow economic growth in the United States led to reduced training and supply expenditures, as corporate clients sought to reduce operating expenses. As a result, the Company experienced significant declines in sales compared to the prior year for both products and training services. Product sales, which primarily consist of planners, binders, and handheld electronic planning devices, decreased $12.0 million, or 22 percent, compared to the prior year. The decrease in product sales is primarily due to decreased retail store sales and catalog/e-Commerce sales. Retail store sales continue to be adversely affected by declining average sales dollars per transaction combined with a decrease in consumer traffic. Average sales dollars per transaction decreased primarily due to a 59 percent decline in sales of higher-dollar handheld electronic planning devices and related accessories. Planner and binder sales through the Company’s various channels also decreased slightly in total sales dollars, but increased as a percent of total sales compared to the prior year. As a result of these sales trends, comparable store retail sales decreased by 26 percent compared to the same quarter of the prior year. The sales performance from 15 additional stores partially offset the decline in comparable store sales resulting in a 19 percent overall decrease in retail store sales compared to the prior year. As of May 25, 2002, the Company was operating 174 domestic retail stores compared to 159 stores at May 26, 2001. Catalog/e-Commerce sales declined due to reduced call volume in the Company’s catalog call center operations and reduced sales activity through the Company’s Internet web site at www.franklincovey.com. The Company attributes this decline to the combination of significantly reduced response rates from its catalog mailings, an overall decrease in handheld electronic product sales, and the reluctance of companies to reimburse employees for planners and other productivity tools due to budgetary and spending constraints.

        Training and service sales decreased $5.0 million, or 15 percent compared to the prior year. The Company offers a variety of training seminars and consulting services including productivity, leadership, and sales performance training. Domestic training seminars and consulting services are delivered through the Company’s Organizational Sales Group (“OSG”). With the impact of a weak domestic economy on corporate spending, training sales during the quarter decreased due to reduced attendance for both on-site and public leadership and productivity programs. Public program sales continued their downward trend from late fiscal 2001 and also decreased compared to the prior year. These decreases were partially offset by sales performance training seminars, which increased significantly compared to the prior year. Due to continued economic factors that adversely affect corporate budgeting and spending, future bookings of training seminars continues to remain slower than expected, and the Company expects this trend to impact the remainder of fiscal 2002. International product and training sales decreased slightly compared to the prior year primarily due to unfavorable sales performance in Mexico, Canada, continental Europe, and licensee operations. These declines were partially offset by increased sales from Japan, Brazil, the United Kingdom, and Australia. The Company attributes a portion of the decrease in international sales to similar economic factors that have had an adverse affect on domestic product and training sales.

Gross Margin

         Gross margin consists of net sales less the cost of goods sold or services provided. The Company’s overall gross margin increased to 55.3 percent of sales, compared to 54.5 percent in the prior year. The improvement in overall gross margin was primarily due to an increase in training and service sales as a percentage of total sales, since training and service sales generally have higher gross margins than the majority of the Company’s product sales. Gross margin on product sales declined slightly to 47.3 percent compared to 47.5 percent in the prior year. The Company’s training and service gross margin improved to 67.3 percent compared to 66.0 percent in the prior year. The improvement in training and service gross margin was primarily due to focused efforts to reduce seminar delivery costs and improve margins on training seminars. The Company believes that its efforts to improve training margins will continue to have a favorable impact upon operations during the remainder of fiscal 2002 and in future periods. The training and services gross margin was also favorably affected by increased sales revenue from sales performance training, which has gross margins that are slightly higher than the majority of the Company’s other training programs.

Operating Expenses

        Selling, general, and administrative (“SG&A”) expenses decreased $6.0 million, but due to decreased sales, increased as a percent of sales to 70.0 percent, compared to 63.3 percent of sales in the prior year. The decrease in SG&A expenses was primarily due to initiatives designed to reduce operating expenses in light of recent sales trends. These cost reduction initiatives resulted in significantly decreased associate, advertising, travel, and computer and office supply expenses compared to the prior year. Partially offsetting these cost reduction initiatives were severance costs and the costs necessary to operate additional retail stores. As a result of headcount reduction efforts, the Company incurred and expensed $0.7 million of severance and related costs during the quarter. As previously mentioned, the Company is operating 15 additional stores compared to the prior year and has realized increased operating costs associated with those new stores. The Company has implemented and continues to pursue various cost reduction initiatives and believes that its efforts will continue to reduce recurring operational SG&A costs throughout the remainder of fiscal 2002 and in future periods.

        The Company is the creditor for a loan program that provided certain management personnel with the opportunity to purchase shares of the Company’s common stock. These loans are full recourse to the participants and are recorded as a reduction to shareholders’ equity in the accompanying consolidated condensed balance sheets. The Company utilizes a systematic methodology for determining the level of reserves that are appropriate for the management common stock loan program. The primary factor considered by the Company’s methodology is the current market value of common stock held by the participants. Other factors considered by the methodology include: the liquid net worth and earnings capacity of the participants; the inherent difficulties and risks of pursuing collection actions against key employees; the probability of sufficient collateral value based upon the proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on the Company’s ability to collect the loans. Based upon this methodology, the Company recorded a $0.2 million charge to operations during the quarter ended May 25, 2002 to increase the loan loss reserve. As of May 25, 2002, the Company had an aggregate loan loss reserve totaling $19.8 million, which reduces notes and interest receivable from related parties in the accompanying consolidated condensed balance sheets. In addition, the Company discontinued recording interest receivable and corresponding interest income on the loans during the quarter ended May 25, 2002. However, the loan participants remain liable for interest accrued over the full term of their loans, which is due when the loans mature in March 2005. At May 25, 2002, the participants’ loans plus accrued interest exceeded the value of the common stock held by the participants by $26.3 million. Should the value of the common stock alone continue to be insufficient to cover the loans outstanding during the loan term, the Company’s loan loss reserve methodology provides a basis to be fully reserved prior to the March 2005 loan maturity date. The establishment of reserves for potential loan losses requires significant estimates and judgment by the Company’s management and these estimates and projections are subject to change as a result of various economic factors, most of which are not within the control of the Company. Based on the methodology in place as well as other factors, charges to the Company’s operating results in order to increase the reserve for management stock loan losses could fluctuate significantly in future periods. Additionally, the inability of some or all participants to repay their loans would have a significant adverse effect upon the financial position and future cash flows of the Company.

        Depreciation expense increased by $0.8 million compared to the prior year, primarily due to the acquisition of computer software and hardware, and the addition of leasehold improvements in new and remodeled retail stores. Amortization expense decreased by $2.0 million, primarily due to the adoption of SFAS No. 142, which prohibits goodwill amortization and requires the Company to adopt a fair value approach, with periodic assessments for impairment, to value goodwill and indefinite-lived intangible assets. As a result of adopting the provisions of SFAS No. 142, the Company wrote off all recorded goodwill associated with its consumer business unit and organizations business unit plus a portion of the Covey trade name intangible asset, which has an indefinite life, from its balance sheet as of September 1, 2001. Refer to Note 4 to the accompanying consolidated condensed financial statements for further information regarding the impact of adopting SFAS No. 142.

Equity in Earnings of Unconsolidated Subsidiary

        Effective September 1, 2000, the Company entered into a joint venture agreement with American Marketing Systems (“AMS”) to form Franklin Covey Coaching, LLC. Each partner owns 50 percent of the joint venture and participates equally in its management. The Company accounts for its investment in Franklin Covey Coaching, LLC using the equity method of accounting and reports its share of the joint venture’s net income as equity in earnings of an unconsolidated subsidiary. The Company’s share of the joint venture’s earnings totaled $1.3 million during the quarter ended May 25, 2002, compared to $0.6 million for the comparable quarter of the prior year. The increase is primarily due to improved sales performance and profitability at Franklin Covey Coaching, LLC for AMS programs.

        The joint venture agreement requires the Company’s coaching programs to achieve specified earnings thresholds beginning in fiscal 2002 (the joint venture agreement did not contain an earnings threshold requirement in fiscal 2001) or the joint venture agreement may be terminated at the option of AMS. As a result of worse than expected performance during the first nine months of fiscal 2002, combined with unfavorable performance expectations through the remainder of fiscal 2002, AMS informed the Company that it is exercising its option to terminate the joint venture agreement as of August 31, 2002. As a result of this decision, the Company has recognized impairment charges to its investment in Franklin Covey Coaching, LLC totaling $16.3 million during fiscal 2002. The remaining investment balance in the accompanying condensed consolidated balance sheet at May 25, 2002 represents the net realizable value of expected remaining cash disbursements and tangible assets expected to be returned upon termination of the joint venture agreement. As further information becomes available, including coaching program financial results and partnership dissolution valuations, additional impairment or recovery adjustments to the Company’s investment in Franklin Covey Coaching, LLC may be required. As of May 25, 2002, the Company’s remaining net investment in Franklin Covey Coaching, LLC totaled $0.8 million.

Interest Income and Expense

        Interest income and expense was primarily influenced by cash received from the sale of Premier, which occurred on December 21, 2001. The Company used a portion of the proceeds from the sale of Premier to repay and terminate its existing term note and line of credit agreement. As a result of this transaction, the Company’s interest income increased $0.1 million and interest expense decreased by $1.7 million compared to the prior year. Interest income was also adversely affected by reduced interest rates on excess cash balances compared to the prior year. Due to decreased debt balances and increased cash balances resulting from the sale of Premier, the Company expects interest income to be higher and interest expense to be less than reported in prior comparable periods during the remainder of fiscal 2002.

Income Taxes

        Income tax benefit attributable to losses from continuing operations was recorded based upon third quarter losses which partially offset the gain generated in the second quarter from the sale of Premier and other related factors including the effect of non-deductible items.

Preferred Stock Dividends

        Preferred stock dividends increased over the prior year due to the issuance of additional shares of preferred stock during the first and second quarters of fiscal 2002 as payment for accrued dividends. The Company paid preferred dividends totaling $2.2 million with cash during the Company’s third fiscal quarter and accrued preferred dividends at May 25, 2002 were subsequently paid in cash during the Company’s fourth fiscal quarter. The Company was allowed, at its option, to pay accrued dividends with cash or additional shares of preferred stock until July 1, 2002. Subsequent to that date, preferred stock dividends must be paid quarterly in cash.

Nine Months Ended May 25, 2002 Compared to the Nine Months Ended May 26, 2001

Sales

        During the nine months ended May 25, 2002, the Company’s sales were adversely affected by the unfavorable performance of the United States economy, which was worsened by the events of September 11, 2001. Additionally, the Company believes that reduced training and supply budgets at its corporate clients, in an effort to reduce overall operating expenses, and reluctance of personnel to travel, were significant contributors to the overall decrease in sales, for both products and training programs. Product sales, which primarily consist of planners, binders, and handheld electronic planning devices, decreased $66.4 million, or 27 percent, compared to the prior year. The decrease in product sales is primarily due to decreased retail store, catalog/e-Commerce, and wholesale sales. Retail store sales continue to be adversely affected by a decline in average sales dollars per transaction coupled with reduced traffic in the stores. Average sales dollars per transaction decreased primarily due to a 59 percent decline in sales of handheld electronic planning devices and related accessories, which have sales prices greater than the majority of the Company’s other products. Planner and binder sales also decreased 14 percent and 13 percent, respectively, compared to the prior year. As a result of these declines, comparable store sales decreased by 30 percent compared to the prior year. The sales performance from 15 additional stores partially offset the decline in comparable store sales resulting in a 23 percent overall decrease compared to the prior year. Catalog/e-Commerce sales declined due to reduced call volume in the Company’s catalog call center operations and reduced sales activity through the Company’s Internet web site at www.franklincovey.com. Sales from the Company’s historically strong fall catalog mailing, which was mailed just days prior to September 11 and the subsequent anthrax scares associated with the mail, declined significantly compared to the prior year. Subsequent holiday mailings also produced disappointing results and overall catalog sales have declined sharply from the prior year. The Company attributes this decline to the combination of significantly reduced response rates from its catalog mailings, an overall decrease in handheld electronic product sales, and the continued reluctance of companies to reimburse employees for planners and other productivity tools due to budgetary constraints. Other consumer business unit product sales decreased due to reduced demand for the Company’s products through wholesale channels and from the sale or discontinuance of certain other small non-core entities.

        The Company offers a variety of training seminars and consulting services including productivity, leadership, and sales performance training. Training and services sales related to these areas decreased by $20.0 million, or 19 percent compared to the prior year. With the continuing effects of a weak economy in the United States and the impact of September 11, 2001 events, training sales decreased due to canceled programs that occurred primarily during the Company’s first fiscal quarter combined with reduced attendance, for both on-site and public leadership and productivity programs. Public program sales also continued their downward trend from late fiscal 2001 and decreased overall compared to the prior year. These declines were partially offset by increased sales performance training, which increased significantly compared to the prior year. Due to economic factors that continue to adversely affect corporate budgeting and spending, future bookings of training seminars remains slower than expected, and the Company expects this trend to impact the remainder of fiscal 2002. International product and training sales decreased compared to the prior year primarily due to decreased sales in Canada, Mexico, continental Europe, Japan, and Australia. These decreases were partially offset by a slight sales increase in the United Kingdom and Brazil. International licensee royalties were flat compared to the prior year. In addition, unfavorable exchange rates adversely affected reported international sales by $1.1 million compared to the prior year. The Company attributes a portion of the decrease in international sales to similar economic factors that have had an adverse affect on domestic product and training sales.

Gross Margin

        The Company’s overall gross margin for the nine months ended May 25, 2002, decreased to 55.5 percent of sales, compared to 57.0 percent in the prior year. The decline in gross margin during fiscal 2002 was due to a number of factors, including increased deep discounting on handheld electronic products, changes in the product mix, increased manufacturing costs, and backorders on certain planner products, which adversely affected product cost of sales. The impact of fixed delivery costs for public seminars, reduced sales of high-margin training kits and accessories, the sale of new low-margin customized training products, and participant cancellations at the Company’s annual symposium event reduced training and service gross margins during the nine months ended May 25, 2002. However, cost reduction initiatives designed to reduce product and training costs had a favorable effect upon gross margin performance during the third quarter, which has improved the Company’s gross margin performance for fiscal 2002. Gross margin for product sales decreased to 51.0 percent compared to 52.7 percent in the prior year. Due to reduced demand for handheld electronic products, additional discounting was required to slow the declining sales trend of these products, especially during the seasonally heavy shopping season in November and December of 2001. The Company has also experienced a shift in its product mix toward lower-margin binders and planners. Additionally, smaller production runs for planners and related forms resulted in higher per-unit costs due to the loss of printing volume efficiencies. Finally, the Company experienced a shortage of certain planner products during the second quarter due to production problems at a third-party supplier. The shipping of those backordered products required more expensive overnight carriers in order to maintain high customer service standards. These increased shipping costs could not entirely be passed on to consumers.

        Training and service gross margin decreased to 65.1 percent compared to 67.2 percent in the prior year primarily as a result of reduced attendance at training seminars and the introduction of new training products with lower margins. Seminar costs, as a percentage of revenue, increased primarily due to reduced revenue resulting from overall lower attendance at public seminar events held during the year and the cancellation and postponement of numerous seminars due to travel restrictions resulting from the September 11 terrorist attacks, which primarily affected the first quarter. Certain components of public training program costs are fixed, such as site fees, equipment rentals, and presenter costs. With a decline in the average number of participants per public training seminar, the fixed costs related to the presentation of seminars resulted in lower gross margins for these events. In addition, some costs incurred for canceled seminars were not entirely refundable. Reduced seminar attendance also resulted in decreased sales of higher-margin training kits and related accessories. Additionally, due to travel restrictions and safety concerns following the events of September 11, many customers declined to attend the Company’s annual symposium conference, which resulted in a reduced gross margin for that event. The Company also provided a new customized training product during fiscal 2002 that had significantly lower margins than the majority of other training kits, products, and accessories. As part of its efforts to improve operational results, the Company continues to actively seek to reduce product and seminar costs in order to improve overall gross margins and believes that these initiatives will result in improved margins during future periods.

Operating Expenses

        Selling, general, and administrative (“SG&A”) expenses decreased $4.6 million, but due to decreasing sales, increased to 63.7 percent of sales, compared to 49.1 percent of sales in the first nine months of the prior fiscal year. The decrease in SG&A expenses was primarily due to third quarter cost reductions resulting from initiatives designed to reduce operating expenses in light of recent sales trends. These cost reduction initiatives resulted in significantly decreased associate, advertising, travel, and computer and office supply expenses compared to the prior year. The decrease in SG&A expenses was partially offset by severance costs resulting from headcount reduction efforts, increased consulting and product development costs, increased retail store operations, costs associated with the implementation of the Electronic Data Systems (“EDS”) outsourcing contract, and expenses incurred to upgrade the Company’s Oracle based information systems. The Company has implemented numerous initiatives to reduce operating expenses, including headcount reductions in various areas of the Company. As a result of these efforts, the Company incurred and expensed $3.6 million of severance and related costs during the nine months ended May 25, 2002. In addition, the Company expensed approximately $3.3 million of development costs during fiscal 2002 that were related to certain projects. As previously mentioned, the Company is operating 15 additional stores compared to the prior year and has realized increased operating costs associated with these new stores. During fiscal 2001, the Company entered into a long-term outsourcing agreement with EDS to provide warehousing, distribution, information systems, and call center operations. In addition to base charges for services provided, the Company has incurred transition costs necessary to operate under the terms of the agreement. However, the majority of these transition costs have been incurred and the Company believes that over the life of the contract, significant cost savings will be realized in these outsourced areas. The Company is currently in the process of upgrading its Oracle information system applications and has expensed certain external consulting costs related to the software installation that do not qualify for capitalization. The Company believes that its continuing efforts to reduce recurring operational SG&A costs will produce favorable results throughout the remainder of fiscal 2002 and in future periods.

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

        Depreciation expense increased by $6.1 million compared to the prior year, primarily due to the purchases of additional computer software and hardware, the addition of leasehold improvements in new and remodeled retail stores, and the acceleration of depreciation on certain computer software that is scheduled to be replaced during fiscal 2002. Amortization expense decreased by $5.9 million, primarily due to the adoption of SFAS No. 142, which prohibits goodwill amortization and requires the Company to adopt a fair value approach to goodwill and indefinite-lived intangible assets. As a result of adopting the provisions of SFAS No. 142, the Company wrote off all recorded goodwill associated with its consumer business unit and organizations business unit plus a portion of the Covey trade name intangible, which has an indefinite life, from its balance sheet as of September 1, 2001 and recorded the charge as a cumulative effect of an accounting change in the accompanying consolidated condensed statement of operations for the nine months ended May 25, 2002.

Equity in Earnings of Unconsolidated Subsidiary

        During the nine months ended May 25, 2002, the Company recognized $3.2 million of equity in the earnings of Franklin Covey Coaching, LLC, an unconsolidated subsidiary, compared to $2.0 million in the prior year. The increase is due to improving sales performance and profitability at Franklin Covey Coaching, LLC on AMS programs. However, due to the unfavorable performance of the Company’s coaching programs, AMS has informed the Company that the joint venture agreement will be terminated at August 31, 2002. As a result of uncertainties surrounding the joint venture agreement, the Company recognized an aggregate impairment charge of $16.3 million during the nine months ended May 25, 2002, with respect to its investment in Franklin Covey Coaching, LLC. Refer to the discussion contained in “Equity in Earnings of Unconsolidated Subsidiary” for the quarter ended May 25, 2002 compared to the quarter ended May 26, 2001 for further information regarding the Company’s investment in Franklin Covey Coaching, LLC.

Interest Income and Expense

        Interest income and expense were impacted primarily by cash received from the sale of Premier that occurred on December 21, 2001. The Company used a portion of the proceeds from the sale of Premier to repay and terminate the Company’s existing term loan and line of credit agreement. Interest income increased $1.6 million over the prior year primarily as a result of increased cash balances from the sale of Premier, combined with interest income recognized from the participants of the management stock loan program during the first and second quarters of fiscal 2002. Beginning with the third quarter of fiscal 2002, the Company no longer accrues interest on the management stock loan program notes receivable. However, the loan participants are still obligated to repay the interest to the Company when the loans mature in March 2005. Interest expense decreased $2.1 million compared to the prior year primarily due to lower debt balances during the second and third quarters of fiscal 2002. Due to these decreased debt balances, the Company expects interest expense to continue to be less than reported in prior comparable periods, throughout the remainder of fiscal 2002, and in future periods.

Other Income

        During the quarter ended February 23, 2002, the Company sold a building located in Chandler, Arizona, that previously housed the operations of the government products group. The gain on the sale of the building was $0.6 million and was recorded as other income in the accompanying condensed consolidated statement of operations for fiscal 2002.

Income Taxes

        Income tax benefit attributable to losses from continuing operations was recorded based upon expected operating results for the remainder of fiscal 2002 and other related factors such as non-deductible intangible amortization. Income tax expense resulting from the sale of Premier was calculated based upon the expected combined tax liability from the sale in the United States and Canada. The income tax benefit attributed to the cumulative effect of accounting change was primarily affected by the deductibility of expensed goodwill and intangible assets based upon applicable tax regulations.

Gain on Sale of Discontinued Operations

        Effective December 21, 2001, the Company sold Premier Agendas, Inc., a wholly owned subsidiary located in Bellingham, Washington, and Premier School Agendas Ltd., a wholly owned subsidiary organized in Ontario, Canada, (collectively, “Premier”) to School Specialty, Inc., a Wisconsin-based company that specializes in providing products and services to students and schools. Premier provided productivity and leadership solutions to the educational industry, including student and teacher planners. The sale price was $152.5 million in cash plus the retention of Premier’s working capital, which was received in the form of a $4.0 million promissory note from the purchaser, which bears interest at LIBOR plus two percent. The Company received full payment on the promissory note plus accrued interest during June 2002. Additionally, the Company will receive $0.8 million of cash from Premier related to estimated income tax payments and tax benefits from net operating losses. The Company also agreed not to sell student planners containing the Company’s “7 Habits” and “What Matters Most” content directly to schools and school districts in the K through 12 market subsequent to the closing. The Company recognized a pretax gain of $96.5 million ($60.8 million after applicable taxes) on the sale of Premier, which was recorded as a gain on the sale of discontinued operations in the accompanying consolidated condensed statements of operations for fiscal 2002. The actual pretax gain was greater than previously anticipated due to changes in the net assets of Premier, primarily from greater than anticipated cash transfers to the Company prior to closing.

Cumulative Effect of Accounting Change

        Effective September 1, 2001, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested for impairment and to be written down to fair value, if necessary. In order to assess the value of its goodwill and indefinite-lived intangibles as of September 1, 2001, the Company engaged an independent valuation firm. The valuation process assigned the Company’s assets and liabilities to its operating business units and then determined a fair market value of those assets using a discounted cash flow model that also considered factors such as market capitalization and appraised values of certain assets. Based upon the results of the valuation, the Company wrote off all of the goodwill assigned to the organizations and consumer business units, plus a portion of the Covey trade name intangible asset, which has an indefinite life. The impairment totaled $61.4 million after applicable income tax benefits and was retroactively recorded in the Company’s first fiscal quarter as required by the guidelines of SFAS No. 142. Goodwill and intangible assets assigned to the education business unit, which consisted primarily of Premier, were not required to be written down since the fair value of that business unit’s assets exceeded their book value at the measurement date. Remaining intangible assets, with a net book value of $101.5 million, were primarily generated from the merger with Covey Leadership Center and are assigned to the organizations business unit.

Preferred Stock Dividends

        Preferred stock dividends increased over the prior year due to the issuance of additional shares of preferred stock during the first and second quarters of fiscal 2002 as payment for accrued dividends. The Company paid preferred dividends totaling $2.2 million with cash during the Company’s third fiscal quarter and accrued preferred dividends at May 25, 2002 were subsequently paid in cash during the Company’s fourth fiscal quarter. The Company was allowed, at its option, to pay accrued dividends with cash or additional shares of preferred stock until July 1, 2002. Subsequent to that date, quarterly preferred stock dividends must be paid in cash.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company’s primary sources of capital have been net cash provided by operating activities, long-term borrowings, line of credit financing, and the issuance of preferred and common stock. Working capital requirements have also been financed through short-term borrowing and line-of-credit financing.

        Net cash used for operating activities for the nine months ended May 25, 2002 was $5.0 million compared to $44.2 million of cash provided by operating activities for the nine months ended May 26, 2001. The decrease in operating cash flows was primarily due to operating losses resulting from declining sales levels during fiscal 2002. The Company anticipates that cash flows from operating activities will continue to be adversely affected by declining sales during the remainder of fiscal 2002. Non-cash adjustments to the Company’s results of operations during fiscal 2002 included increases to the provision for losses on the management stock loan program totaling $18.7 million, a $16.3 million impairment charge on the Company’s investment in Franklin Covey Coaching LLC, $29.9 million of depreciation and amortization charges, and a $4.5 million impairment of other assets. Consistent with comparable periods of the prior year, the primary source of cash from operating activities was the collection of accounts receivable, primarily from Premier, which recorded seasonally high sales during the Company’s fourth fiscal quarter. The primary use of cash was the payment of accounts payable and accrued liabilities, also primarily attributable to the seasonal nature of Premier’s operations. Due to the sale of Premier, effective December 21, 2001, the Company anticipates these operating cash flows will be significantly altered in future periods. Additionally, due to losses generated by continuing operations recorded during the first nine months of fiscal 2002, the Company recognized income tax assets that were offset, in part, by the income tax liabilities resulting from the sale of Premier.

        Net cash provided by investing activities totaled $148.0 million during the first nine months of fiscal 2002 compared to $26.1 million of net cash used for investing activities in the prior year. During the quarter ended February 23, 2002, the Company sold Premier, a wholly owned subsidiary that provided productivity and learning solutions to the educational industry. The sale price was $152.5 million in cash plus a $4.0 million promissory note from the purchaser, which bears interest at LIBOR plus two percent. The Company received full payment on the promissory note plus accrued interest during June 2002. Additionally, the Company will receive $0.8 million of cash from Premier related to estimated income tax payments and tax benefits from net operating losses. During the nine months ended May 25, 2002 the Company used $9.7 million of cash to purchase computer software, leasehold improvements in new stores, computer hardware, and other machinery and equipment. The Company reduced its purchases of property and equipment from $23.6 million during the comparable period of the prior year and plans to continue to reduce capital expenditures until sales performance and related cash flows improve. The Company also received $2.3 million of cash proceeds from the sale of a building located in Chandler, Arizona.

        Net cash used for financing activities during the nine months ended May 25, 2002 was $111.6 million compared to $24.1 million in the first nine months of the prior year. The primary use of financing cash during fiscal 2002 was the payment of outstanding term loan and line of credit debt balances. On December 21, 2001, the Company used $92.3 million of the proceeds from the sale of Premier to pay all amounts outstanding on its existing term loan and line of credit agreements. As a result of this prepayment, the term loan and line of credit agreement were terminated. Currently, the Company’s remaining debt balances total $1.8 million and primarily consist of long-term mortgages on certain buildings and property. In addition to repaying its term note and line of credit, the Company was required to settle an outstanding interest rate swap agreement it had entered into as a part of the debt facility for $4.9 million in cash. The Company paid preferred dividends totaling $2.2 million with cash during the Company’s third fiscal quarter. Accrued preferred dividends at May 25, 2002 were subsequently paid in cash during the Company’s fourth fiscal quarter. Preferred dividend payments during the first and second quarters of fiscal 2002 were paid with additional shares of preferred stock. However, under terms of the preferred stock, all dividends subsequent to July 2002 must be paid in cash and are expected to total approximately $2.2 million per quarter in future periods.

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

        Going forward, the Company will continue to incur costs necessary to develop products and curriculum, to deploy sales initiatives, to enhance electronic commerce channels, to pay preferred stock dividends, and other costs related to implementing strategies necessary for the operation of the business. Cash provided by the sale of Premier, operations, and other financing alternatives will be used for these expenditures. Management anticipates that its existing capital resources will be sufficient to enable the Company to maintain its current level of operations for the foreseeable future. The Company may also pursue additional financing alternatives, including new lines of credit if required, in order to position itself for the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK OF FINANCIAL INSTRUMENTS

        During the normal course of business, the Company is exposed to interest rate and foreign currency exchange risks. To manage risks associated with interest rates and foreign currencies, the Company makes limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, the Company’s derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into derivative contracts for speculative trading purposes, nor is the Company party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument and, thus, are not a measure of the exposure to the Company through its use of derivatives. The Company’s exposure is generally limited to gains and losses resulting from fluctuations in the rates of the underlying contract, such as interest and foreign currency exchange rates. Additionally, the Company does not engage in other “off-balance sheet” transaction arrangements that would subject the Company to additional undisclosed market risks, nor does the Company participate in trading activities involving non-exchange traded contracts that could increase Company liabilities and adversely affect the Company’s liquidity position. The Company enters into derivative agreements with highly rated counterparties and the Company does not expect to incur any losses resulting from non-performance by other parties.

Interest Rate Sensitivity

        The Company is exposed primarily to fluctuations in U.S. interest rates as a result of its cash position. At May 25, 2002, the Company’s remaining debt consisted of both fixed and variable rate instruments. However, during the quarter ended February 23, 2002, the Company utilized $92.3 million of the proceeds from the sale of Premier and retired nearly all of its variable rate debt. Had market interest rates averaged one percent higher during the quarter ended May 23, 2002, the Company’s interest expense would not have been significantly increased due to the reduced debt balances held by the Company during the quarter.

        In order to reduce the risk of interest rate fluctuation, the Company may utilize interest rate swap agreements. Generally, under interest rate swaps, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to a contracted notional amount.

        In connection with the management loan program completed in fiscal 2001, the Company entered into an interest rate swap agreement. As a result of the new credit agreement obtained in fiscal 2001, the notes receivable from loan participants and the interest rate swap agreement were acquired by the Company and recorded in the Company’s consolidated balance sheet. The interest rate swap agreement allowed the Company to pay a fixed rate and receive a floating rate from the counterparty through the term of agreement, which expired in March 2005. However, due to terms of the Company’s credit agreement, the Company was obligated to use a portion of the proceeds from the sale of Premier to retire all outstanding debt, including the amount related to the management stock loan. As a result of this transaction, the underlying obligation of the interest rate swap agreement was retired and the existing interest rate swap was transformed from a hedge instrument into a speculative instrument, which the Company settled during the second quarter of fiscal 2002 for $4.9 million. The interest rate differential on this interest rate swap agreement totaled $0.6 million of expense prior to its settlement. The Company did not have any interest rate swaps or other similar derivative contracts outstanding at May 25, 2002.

Foreign Exchange Sensitivity

        The Company has international operations and during the normal course of business is exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. During the quarter ended May 25, 2002, the Company utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions that are denominated in Japanese Yen, Mexican Pesos, and Australian Dollars. These contracts did not meet specific hedge accounting requirements and corresponding gains and losses have been recorded as a component of current operations, which offset the gains and losses on the underlying transaction, in the accompanying consolidated condensed statements of operations. The notional amounts of the Company’s foreign currency forward contracts were as follows at May 25, 2002 (in thousands):

                                          Notional Amount in        Notional Amount in
           Contract Description            Foreign Currency            U.S. Dollars
        -----------------------------    ----------------------    -----------------------
        Japanese Yen                               560,000              $      4,129
        Mexican Pesos                               13,600                     1,475
        Australian Dollars                           2,650                     1,433
                                                                        ------------
                                                                        $      7,037
                                                                        ============

        The Company recorded a net loss from its use of foreign currency forward contracts totaling $0.1 million and gains totaling $0.4 million for the quarter and nine months ended May 25, 2002, respectively. Foreign currency forward contract gains were $0.2 million and $0.6 million for the quarter and nine months ended May 26, 2001, respectively. These gains and losses were largely offset by gains and losses on the underlying transactions, which were also recorded in the accompanying consolidated condensed statements of operations.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings:

The Company has provided documents and information to the SEC, including the testimony of its Chief Executive Officer, relating to its management stock loan program and previously announced tender offer. The Company will continue to cooperate fully in providing the requested information. The SEC has stated that the formal inquiry is not an indication that the SEC has concluded that there has been a violation of any law or regulation. The Company believes it complied with the laws and regulations applicable to its management loan program and tender offer.

Item 6.	Exhibits and Reports on Form 8-K:

(A) Exhibits:
None.

(B) Reports on Form 8-K:
A Current Report on Form 8-K was filed on June 6, 2002 with the Securities and Exchange Commission regarding the change in the Company’s independent auditor from Arthur Andersen LLP to KPMG LLP. This Current Report on Form 8-K was subsequently amended on June 10, 2002 due to language changes in the Arthur Andersen letter filed as Exhibit 16.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date: July 9, 2002	By: /s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer

Date: July 9, 2002	By: /s/ Stephen D. Young
Stephen D. Young
Senior Vice-President, Controller