Form 10-K
period 2002-08-31
FRANKLIN COVEY CO
filed 2002-11-27
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

    Franklin Covey Co.
(Exact name of registrant as specified in its charter)

Utah	1-11107	87-0401551
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Commission File No.)

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

        The aggregate market value of the Common Stock held by non–affiliates of the Registrant on November 22, 2002, based upon the closing sale price of the Common Stock of $1.95 per share on that date, was approximately $30,958,428. Shares of the Common Stock held by each officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded.

        As of November 22, 2002, the Registrant had 20,008,625 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the Registrant’s Annual Meeting of Shareholders, which is scheduled to be held on January 24, 2003, are incorporated by reference in Part III of this Form 10-K.

INDEX TO FORM 10–K

PART I

Item 1.	Business
General
Recent Acquisitions and Divestitures
Franklin Covey Products
Paper Planners
Electronic Solutions
Binders
Personal Development and Accessory Products
Training and Productivity Solutions for Organizations
Training and Education Programs
Personal Coaching
Sales and Marketing
Retail Stores
Catalog/e-Commerce
Other Channels
Organizational Sales Group
International Sales
Strategic Distribution Alliances
Clients
Competition
Training
Products
Manufacturing and Distribution
Trademarks, Copyrights and Intellectual Property
Employees

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant's Common Stock and Related Shareholder Matters

Item 6.	Selected Financial Data

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplemental Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
(b)	Changes in Internal Controls
PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	Documents Filed
1.	Financial Statements
2.	Exhibit List
(b)	Reports on Form 8-K
(c)	Exhibits
(d)	Financial Statement Schedules
SIGNATURES

CERTIFICATIONS OF THE CEO AND CFO

EXHIBIT INDEX

Part I

Item 1. Business

General

Franklin Covey Co. (the “Company”, “we”, “us”, “our” or “FranklinCovey”) is an international learning and performance solutions company dedicated to helping organizations and individuals to become measurably more effective. To achieve that goal, we provide training and education programs, educational materials, publications, assessment and measurement instruments, implementation processes and application tools. We have organized our business to serve two main customer segments: organizations and individual consumers. We offer solutions for organizations through a combination of assessment instruments, including the xQ (Execution Quotient™) Profile and the 7 Habits Profile, training courses including FOCUS: Achieving Your Highest Potential; Aligning Goals for Results; 7 Habits of Highly Effective People and other offerings, and implementation tools based on the FranklinCovey Planning System including the FranklinCovey Planner, PDA’s (Personal Digital Assistants) devices like PALM®, PlanPlus for Microsoft Outlook®, wireless communication organizers, the Tablet PC and other tools. We measure the impact of training investments through pre- and post- assessment profiles and Return on Investment analysis.

As noted above, one of our mainstay tools that assist our clients in implementing effectiveness training is the FranklinCovey Planning System. The FranklinCovey Planning System typically implements our principle-based training and learning by using tools such as the FranklinCovey Planner. The original FranklinCovey Planner consists of a paper-based, two-page per day planning system combined with a seven-ring binder, a variety of planning aids, weekly, monthly and annual calendars and personal management sections. The FranklinCovey Planner can also be purchased in one-page per day or two-page per week versions. We also offer various forms and accessories that allow our clients to expand and customize their FranklinCovey Planner. A significant percentage of FranklinCovey Planner users continue to purchase a renewal planner each year, creating substantial recurring sales. We have also developed the FranklinCovey Planning System in electronic formats such as desktop software, as an add-on to PDA's, such as the popular PALM®  Computing organizer, Compaq's® iPAQ™ Pocket PC®, Handspring's™ Trio® and wireless communication and planning devices. To enhance capabilities within organizations, we have produced an extension for the most widely installed corporate email and scheduling software, Microsoft Outlook®, called PlanPlus™, that incorporates FranklinCovey Planning productivity principles into the Outlook calendar system. FranklinCovey markets the FranklinCovey Planner and accessory products directly to organizations and individuals, through its catalog, its retail stores, its e-commerce Internet site at www.franklincovey.com and through third-party channels. The FranklinCovey Planning System is now also available for the recently introduced Tablet PC through FranklinCovey TabletPlanner software. The software was developed in partnership with Agilix Labs and includes the following features: screen views similar to the paper-based FranklinCovey Planner, natural handwriting interface, the full FranklinCovey Planning System with appointment scheduling, prioritized daily and master tasks and daily notes, digital note-taking and synchronization with Outlook Exchange and an eBinder concept allowing the collection of all important documents into one place.

The principles we teach in our curriculum have also been published in book and audiotape form. Books sold by the Company include The 7 Habits of Highly Effective People®, Principle–Centered Leadership, First Things First, The 7 Habits of Highly Effective Families, Nature of Leadership and Living the 7 Habits, all by Stephen R. Covey, The 10 Natural Laws of Time and Life Management, What Matters Most and The Modern Gladiator by Hyrum W. Smith, The Power Principle by Blaine Lee, The 7 Habits of Highly Effective Teens by Sean Covey and Business Think by Dave Marcum and Steve Smith. These books, as well as audiotape and CD audio versions of many of these products, are sold through general retail channels, as well as through our own catalog, our e-commerce web site at www.franklincovey.com and our more than 180 domestic and international retail stores.

As noted above, we provide effectiveness solutions to organizations in business, industry, government entities, communities, to schools and educational institutions, and to individuals. We sell services to organizations and schools through our own direct sales forces. We then deliver training services to organizations, schools and individuals in one of five ways:

1.	FranklinCovey consultants provide on-site consulting or training classes for organizations and schools. In these situations, our consultant can tailor the curriculum to our client's specific business and objectives.

2.	We also conduct public seminars in more than 200 cities throughout the United States, where organizations can send their employees in smaller numbers. These public seminars are also marketed directly to individuals through our catalog, e-commerce web-site, retail stores, and by direct mail.

3.	Our programs are also designed to be facilitated by licensed professional trainers and managers in client organizations, reducing dependence on our professional presenters, and creating continuing revenue through royalties and as participant materials are purchased for trainees by these facilitators.

4.	We also offer The 7 Habits of Highly Effective People® training course in online and CD-ROM formats. This self-paced e-learning alternative provides the flexibility that many organizations need to meet the needs of various worker groups, managers or supervisors who can't get away for extended classroom training and executives who need a series of working sessions over several weeks.

5.	Through FranklinCovey Coaching LLC we offer follow-on coaching to help individuals implement the training principles they have learned in the training seminar or course they have taken. Personal coaches interact with individuals on regular basis to review principles and help set goals that eventually aligns behavior to the principles taught in the training.

In fiscal 2002, we provided products and services to 90 of the Fortune 100 and more than 75 percent of the Fortune 500 companies. We also provide products and services to a number of U.S. and foreign governmental agencies, including the U.S. Department of Defense, as well as numerous educational institutions. Approximately 350,000 individuals were trained during the year ended August 31, 2002.

We also provide products, consulting and training services internationally, either through directly operated offices, or through licensed providers. At August 31, 2002, we had direct operations in Canada, Japan, Australia, Mexico, Brazil and the United Kingdom. We also had licensed operations in 52 countries.

Recent Acquisitions and Divestitures

In September 2000, we entered into a joint venture agreement with American Marketing Systems to form Franklin Covey Coaching, LLC. The joint venture agreement required our coaching programs to achieve specified earnings thresholds beginning in fiscal 2002 or the joint venture agreement could be terminated at the option of AMS. However, due to unfavorable economic conditions and other factors, the Company’s coaching programs did not achieve the fiscal 2002 earnings threshold requirement. As a result of unfavorable financial performance during fiscal 2002 and performance expectations in future periods, AMS exercised its option to terminate the existing joint venture agreement effective August 31, 2002. Under the provisions of a new partnership agreement, we may receive additional payments totaling up to $3.2 million from AMS and FCC.

In December 2001, we sold the stock of Premier School Agendas, a Bellingham, Washington based wholly owned subsidiary and Premier School Agendas Ltd., based in Canada (collectively "Premier") to School Specialty (NASDAQ: SCHS) of Greenville, Wisconsin, for approximately $152.5 million plus the retention of Premier’s working capital, which was received in the form of a $4.0 million promissory note from the purchaser. Prior to the sale closing, we also received cash distributions from Premier's working capital that totaled approximately $7 million. We still maintain the rights to sell our Student Achievement Workshop into schools and school districts.

Unless the context requires otherwise, all references to the “Company”, “we”, “us”, “our” or to “FranklinCovey” herein refer to Franklin Covey Co. and each of its operating divisions and subsidiaries. The Company’s principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331 and its telephone number is (801) 817-1776.

FranklinCovey Products

An important principle taught in our productivity training is to have only one personal productivity system and to have ones’ information in that one system. Based upon that principle, we developed the FranklinCovey Planner as one of the basic tools for implementing the principles of our time management system. The original FranklinCovey Planner consists of a paper-based FranklinCovey planning system, a binder in which to carry it, various planning aids, weekly, monthly and annual calendars as well as personal management sections. We offer a broad line of renewal planners, forms and binders for the FranklinCovey Planner in various sizes and styles. For those clients who use digital or electronic productivity systems, we also offer a wide variety of electronic solutions incorporating the same principles as the original FranklinCovey Planner.

Paper Planners. Paper planner renewals are available for the FranklinCovey Planner in various sizes and styles and consist of daily or weekly formats, appointment schedules, task lists, monthly calendars, daily expense records, daily record of events, and personal management pages for an entire year. The paper planner renewal are offered in a number of new offerings to appeal to various customer segments. The Master Pack, which includes personal management tabs and pages, a guide to using the planner, a pagefinder and weekly compass cards completes a FranklinCovey Planner.

Electronic Solutions. We also offer time and life management methodology within a complete Personal Information Management (“PIM”) system through the FranklinCovey Planner Software program. This system can be used in conjunction with the paper-based FranklinCovey Planner, electronic handheld organizers or used as a stand-alone planning and information management system. The FranklinCovey Planner Software permits users to generate and print data on FranklinCovey paper that can be inserted directly into the FranklinCovey Planner. The program operates in the Windows® 95, 98, 2000 and NT operating systems. The FranklinCovey Planner Software includes all necessary software, related tutorials and reference manuals.

We also offer PlanPlus™ for Microsoft® Outlook®, software designed to operate as an extension to Microsoft’s Outlook® software. This is intended especially for our corporate clients that have already standardized on Microsoft® for group scheduling, but wish to make the FranklinCovey Planning System available to their employees without creating the need to support two separate systems. As this kind of extension proves its value in the market, the FranklinCovey Planner Software extension model will be expanded to other platforms.

We are an OEM provider of the PALM® Computing organizer that includes the FranklinCovey Planner Software when sold through our FranklinCovey channels. The PALM® has become another successful planning tool offered through all of our channels. In an effort to combine the functionality of paper and the capabilities of the PALM®, we introduced products that can add paper-based planning to these electronic planners as well as binders and carrying cases specific to the PALM®. We have also expanded the handheld line to include other electronic organizers with the FranklinCovey Planner software such as the iPAQ™ Pocket PC from Compaq® and the Trio™ by Handspring®.

We also provide The 7 Habits of Highly Effective People® training course in online and CD-ROM versions. This new edition delivers the rich, compelling content from the 3-day classroom workshop in a flexible self-paced version via the Internet or CD-ROM that is available when and where employees need it. The Online Edition is presented in a multi-media format with video segments, mouseovers, a learning journal, interactive exercises, and other techniques. Included with the course is a 360° profile and e-Coaching.

The FranklinCovey Planning System is now also available for the recently introduced Tablet PC through FranklinCovey TabletPlanner software. The software was developed in partnership with Agilix Labs and includes the following features: screen views similar to the paper-based FranklinCovey Planner, natural handwriting interface, the full FranklinCovey Planning System with appointment scheduling, prioritized daily and master tasks and daily notes, digital note-taking and synchronization with Outlook Exchange, and eBinder concept allowing the collection of all important documents into one place.

Binders. To further customize the FranklinCovey Planning System, we offer binders and electronic organizer accessories (briefcases, portfolios, wallets/purses, etc.) in a variety of materials, styles and FranklinCovey Planner sizes. These materials include high quality leathers, fabrics, synthetics and vinyls in a variety of color and design options. Binder styles include zipper closures, snap closures, and open formats with pocket configurations to accommodate credit cards, business cards, checkbooks, electronic devices and writing instruments.

Personal Development and Accessory Products. To supplement our principal products, we offer a number of accessories and related products, including books, videotapes and audio cassettes focused on time management, leadership, personal improvement and other topics. We also market a variety of content–based personal development products. These products include books, audio learning systems such as multi-tape, CD’s and workbook sets, CD-ROM software products, calendars, posters and other specialty name brand items. We offer numerous accessory forms through our Forms Wizard software, which allows customization of forms, including check registers, spreadsheets, stationery, mileage logs, maps, menu planners, shopping lists and other information management and project planning forms. Our accessory products and forms are generally available in all the FranklinCovey Planner sizes.

Training and Productivity Solutions for Organizations

FranklinCovey is a leading provider of effectiveness training, productivity tools and assessment services for organizations including corporations, Government, education and non-profit firms. These services are marketed and delivered world-wide through our Organizational Strategic Business Unit (OSBU), which consists of talented consultants, selected through a competitive and demanding process, and sales professionals.

FranklinCovey currently employs 105 training consultants in major metropolitan areas of the United States, with an additional 16 training consultants outside of the United States. Our training consultants are selected from a large number of experienced applicants. These consultants generally have several years of training and/or consulting experience and are known for their excellent presentation skills. Once selected, the training consultant goes through a rigorous training program including multiple live presentations. The training program ultimately results in the Company’s certification of the consultant. FranklinCovey believes that the caliber of its training consultants has helped build its reputation for providing high quality seminars. The OSBU can also help organizational clients diagnose inefficiencies in their organization and design the core components of a client’s organizational solutions. The new xQ Survey is an exclusive FranklinCovey assessment tool that gathers, from an employee perspective, how well organizational goals are understood and are being carried out. The survey questions, administered through a Web-based system, probe for details to uncover underlying focus and teamwork barriers or issues.

FranklinCovey’s OSBU is organized in geographic regional sales teams in order to assure that both the consultant and the client sales professional participate in the development of new business and the assessment of client needs. Consultants are then entrusted with the actual delivery of content, seminars, processes and other solutions. Consultants follow up with client service teams, working with them to develop lasting client impact and ongoing business opportunities.

Training and Education Programs. We offer a range of training programs designed to measurably improve the effectiveness of individuals and organizations. Our programs are oriented to address personal, interpersonal, managerial and organizational needs. In addition, we believe that our learning process provides an engaging and behavior-changing experience, which frequently generates additional business. During fiscal year 2002, more than 350,000 individuals were trained using the Company’s curricula in its single and multiple–day workshops and seminars.

Our single–day FOCUS: Achieving Your Highest Priorities workshop teaches productivity skills integrated with a powerful planning system to help individuals clarify, focus on, and execute their highest priorities, both personally and professionally. This seminar is conducted by our training consultants for employees of clients and in public seminars throughout the United States and in many foreign countries. The single-day Aligning Goals for Results workshop helps managers identify the highest priorities for their teams and then lead those teams to execute tasks day-after-day.

We also deliver multiple-day workshops, primarily in the Leadership area. Included in these offerings is the three–day 7 Habits workshop based upon the material presented in The 7 Habits of Highly Effective People®. The 7 Habits workshop provides the foundation for continued client relationships and generates more business as the content and application tools are delivered deeper into the client’s organization. Additionally, a three–day 4 Roles of Leadership course is offered, which focuses on the managerial aspects of client needs. FranklinCovey Leadership Week consists of a five–day session focused on materials from FranklinCovey’s The 7 Habits of Highly Effective People® and The 4 Roles of Leadership courses. FranklinCovey Leadership Week is reserved for supervisory level management of our corporate clients. As a part of the week’s agenda, executive participants plan and design strategies to successfully implement key organizational goals or initiatives.

In addition to providing consultants and presenters, we also train and certify client facilitators to teach selected FranklinCovey workshops within their organizations. We believe client–facilitated training is important to our fundamental strategy of creating pervasive on-going client impact and revenue streams. After having been certified, clients can purchase manuals, profiles, planners and other products to conduct training workshops within their organization, generally without us repeating the sales process. This creates programs which have an on-going impact on our customers and which generate annuity–type revenues. This is aided by the fact that curriculum content in one course leads the client to additional participation in other Company courses. Since 1988, we have trained more than 19,000 client facilitators. Client facilitators are certified only after graduating from one of our certification workshops and completing post–course certification requirements.

We regularly sponsor public seminars in cities throughout the United States and in several foreign countries. The frequency of seminars in each city or country depends on the concentration of our clients, the level of promotion and resulting demand, and generally ranges from semi–monthly to quarterly. Our smaller institutional clients often utilize the public seminars to train their employees.

In April 2002, we introduced The 7 Habits of Highly Effective People® training course in online and CD-ROM versions. The needs for reaching more employees faster and more inexpensively are the key drivers behind the growth of e-learning in the marketplace. The new 7 Habits Online Edition addresses that need, offering a flexible alternative to classroom training.

Personal Coaching. We offer post-seminar training in the form of personal coaching through an entity called Franklin Covey Coaching, LLC. The entity employs 41 coaches that interact with clients on the telephone to help them implement the training principles learned from the seminar they have taken. The entity offers personal coaching for some of our curriculum as well as seminars offered by other training companies.

Sales and Marketing

The following table sets forth, for the periods indicated, the Company’s revenue for each of its principal distribution channels:

2002	2001	2000

Consumer Strategic Business Unit
Retail Stores	$122,496	$156,299	$163,304
Catalog/e-Commerce	63,291	90,450	110,543
Other	4,921	7,881	27,919

Total CSBU	190,708	254,630	301,766

Organizational Strategic Business Unit
Organizational Solutions Group	97,519	134,450	169,986
International	44,771	50,701	50,878

Total OSBU	142,290	185,151	220,864

Total	$332,998	$439,781	$522,630

We market products and services to organizations, schools and individuals both domestically and internationally through FranklinCovey retail stores, catalogs, www.franklincovey.com, our organizational and educational sales forces and other distribution channels.

Retail Stores. Beginning in late 1985, we began a retail strategy by opening retail stores in areas of high client density. The initial stores were generally located in lower traffic destination locations. We have since revised our strategy by locating retail stores in high-traffic retail centers, primarily large shopping centers and malls, to serve existing clients and to attract increased numbers of walk-in clients. Our retail stores average approximately 2,000 square feet. Our retail strategy focuses on providing high quality client service at the point of sale. We believe this approach increases client satisfaction as well as the frequency and volume of purchases. At August 31, 2002, FranklinCovey had 173 domestic retail stores located in 37 states and the District of Columbia and 10 international stores.

We believe that our retail stores serve as attractive distribution centers for existing clients and also encourage walk–in traffic and impulse buying and that store clients are a source of participants for FranklinCovey’s public seminars. The stores also provide the opportunity to assess client reaction to new product offerings and to test-market new products.

We believe that our retail stores have an upscale image consistent with our marketing strategy. Products are attractively presented and displayed with an emphasis on integration of related products and accessories. Stores are staffed with a manager, an assistant manager and additional sales personnel as needed. These sales associates have been trained to use the original FranklinCovey Planner, as well as its various electronic versions, enabling them to assist and advise clients in selection and use of our products. During peak periods, additional personnel are added to promote prompt and courteous client service.

Catalog/e-Commerce. We periodically mail catalogs to our clients, including a fall catalog, holiday catalog, catalogs timed to coincide with planner renewals and catalogs related to special events, such as store openings or new product offerings. Catalogs may be targeted to specific geographic areas or user groups as appropriate. Catalogs are typically printed in full color with an attractive selling presentation highlighting product benefits and features. During fiscal 2001, we entered into a long-term contract with EDS of Dallas, Texas, to provide a large part of our customer relationship management (CRM) in servicing our Catalog and e-Commerce customers. We use EDS to maintain a client service department, which clients may call toll-free, 24 hours a day, Monday through Saturday, to inquire about a product or to place an order. Through a computerized order entry system, client representatives have access to client preferences, prior orders, billings, shipments and other information on a real-time basis. Each of the more than 227 customer service representatives has the authority to immediately solve client service problem. The integrated CRM system provided by EDS allows orders from our customers to be processed quickly through its warehousing and distribution systems. Client information stored within the order entry system is also used for additional purposes, including target marketing of specific products to existing clients and site selection for Company retail stores. We believe that the order entry system helps assure client satisfaction through both rapid delivery and accurate order shipment.

Other Channels. We have an alliance with the At-A-Glance group to sell our products through the contract stationer channel. At-A-Glance wholesales other products to contract stationer businesses such as Boise Cascade, Office Express and Staples, which then sell office products through catalog order entry systems to businesses and organizations.

Oganizational Solutions Group. Our sales professionals market training, consulting and measurement services to institutional clients and public seminar clients. We employ 92 sales professionals and business developers located in six major metropolitan areas throughout the United States who sell integrated offerings to institutional clients. We also employ an additional 53 sales professionals and business developers outside of the United States in six countries. Our sales professionals have selling experience prior to employment by the Company and are trained and evaluated in their respective sales territories. Sales professionals typically call upon persons responsible for corporate employee training, such as corporate training directors or human resource officers. Increasingly, sales professionals also call upon line leaders. Our sales professionals work closely with training consultants in their territories to schedule and tailor seminars and workshops to meet specific objectives of institutional clients. We also employ 105 training consultants throughout the United States who present institutional and public seminars in their respective territories and an additional 16 training consultants outside of the United States. Training consultants work with sales professionals and institutional clients to incorporate a client’s goals, policies and objectives in seminars and present ways that employee goals may be aligned with those of the institution. Public seminars are planned, implemented and coordinated with training consultants by a staff of marketing and administrative personnel at the Company’s corporate offices. These seminars provide training for organizations and the general public and are also used as a marketing tool for attracting corporate and other institutional clients. Corporate training directors are often invited to attend public seminars to preview the seminar content prior to engaging FranklinCovey to train in-house employees. Smaller institutional clients often enroll their employees in public seminars when a private seminar is not cost effective. In the public seminars, attendees are also invited to provide names of potential persons and companies who may be interested in our seminars and products. These referrals are generally used as prospects for our sales professionals. We also provide The 7 Habits of Highly Effective Teens as a workshop or as a year-long curriculum to schools and school districts and other organizations working with youth. Based on upon the 7 Habits of Highly Effective Teens book, it helps to teach students and teachers better studying skills, learning habits, and interpersonal development. In December 2001, we sold the stock of Premier Agendas to School Specialty for approximately $152.5 million plus the retention of Premier’s working capital, which was received in the form of a $4.0 million promissory note from the purchaser. Pursuant to a license from FranklinCovey, Premier is expected to continue to expose over 20 million K-12 students to FranklinCovey’s world-renowned 7 Habits content. We retained the educator leadership and effectiveness training portion of Premier’s business.

International Sales. We provide products, training and printing services internationally through Company-owned and licensed operations. We have Company-owned operations and offices in Australia, Brazil, Canada, Japan, Mexico and the United Kingdom. We also have licensed operations in Argentina, Bahamas, Belgium, Bermuda, Bulgaria, Chile, China, Colombia, Croatia, Czech Republic, Denmark, Ecuador, Egypt, Estonia, Finland, France, Germany, Greenland, Hong Kong, Hungary, India, Indonesia, Israel, Italy, Korea, Latvia, Lebanon, Lithuania, Luxembourg, Malaysia, Nigeria, Netherlands, Norway, Panama, Philippines, Poland, Portugal, Puerto Rico, Saudi Arabia, Singapore, Slovak Republic, Slovenia, South Africa, Spain, Sweden, Taiwan, Thailand, Trinidad/Tobago, Turkey, UAE, Uruguay, and Venezuela. We operate retail operations in Canada, Hong Kong, Japan, Mexico, Singapore and Taiwan. Our seven most popular books, The 7 Habits of Highly Effective People®, Principle–Centered Leadership, The 10 Natural Laws of Time and Life Management, First Things First, The Power Principle, The 7 Habits of Highly Effective Families and The 7 Habits of Highly Effective Teens are currently published in multiple languages.

The international operations generated $47.8 million in revenue for the year ended August 31, 2002. After grossing up royalties from licensed operations to their actual sales level, total sales generated in the international operations were $66.5 million.

Strategic Distribution Alliances

We have created strategic alliances with innovative and respected organizations in an effort to develop effective distribution of our products and services. The principal distribution alliances currently maintained by FranklinCovey are: Simon & Schuster and Saint Martin’s Press in publishing books for the Company; Lumicore to promote and facilitate Dr. Covey’s personal appearances and teleconferences; Nightingale–Conant to market and distribute audio and video tapes of the Company’s book titles; MeadWestvaco to market and distribute selected FranklinCovey Planners and accessories through the At-A-Glance catalog office supply channels; PALM® Computing to serve as the official training organization for its PALM® Computing products and distribution agreements with Hewlett Packard and Acer in connection with the Tablet PC.

Clients

We have a relatively broad base of institutional and individual clients. We have more than 2,000 institutional clients consisting of corporations, governmental agencies, educational institutions and other organizations. We believe our products, workshops and seminars encourage strong client loyalty. Employees in each of our distribution channels focus on providing timely and courteous responses to client requests and inquiries. Institutional clients may choose to receive assistance in designing and developing customized forms, tabs, pagefinders and binders necessary to satisfy specific needs.

Competition

Training. Competition in the performance skills organizational training and education industry is highly fragmented with few large competitors. We estimate that the industry represents more than $6 billion in annual revenues and that the largest traditional organizational training firms have sales in the $100 to 150 million range. Based upon FranklinCovey’s fiscal 2002 organizational sales of approximately $142 million, we believe we are a leading competitor in the organizational training and education market. Other significant competitors in the training market are Development Dimensions International, Achieve Global (formerly Zenger Miller), Organizational Dynamics Inc., Provant, Forum Corporation, EPS Solutions and the Center for Creative Leadership.

Products. The paper-based time management and personal organization products market is intensely competitive and subject to rapid change. FranklinCovey competes directly with other companies that manufacture and market calendars, planners, personal organizers, appointment books, diaries and related products through retail, mail order and other direct sales channels. In this market, several competitors have strong name recognition. We believe our principal competitors include DayTimer, At-A-Glance and Day Runner. We also compete with companies that market substitutes for paper-based products, such as electronic organizers, software PIMs and hand-held computers. Our FranklinCovey Planner Software competes directly with numerous other PIMs. Many of FranklinCovey's competitors have significant marketing, product development, financial and other resources. An emerging potential source of competition is the appearance of calendars and event-planning services available at no charge on the Web. There is no indication that the current level of features has proven to be attractive to the traditional planner customer as a stand-alone service, but as these products evolve and improve, they could pose a competitive threat.

Given the relative ease of entry in FranklinCovey’s product and training markets, the number of competitors could increase, many of whom may imitate our methods of distribution, products and seminars, or offer similar products and seminars at lower prices. Some of these companies may have greater financial and other resources than us. We believe that the FranklinCovey Planner and related products compete primarily on the basis of user appeal, client loyalty, design, product breadth, quality, price, functionality and client service. We also believe that the FranklinCovey Planner has obtained market acceptance primarily as a result of the concepts embodied in the FranklinCovey Planner, the high quality of materials, innovative design, our attention to client service, and the strong loyalty and referrals of our existing clients. We believe that our integration of training services with products has become a competitive advantage. Moreover, we believe that we are a market leader in the United States among a small number of integrated providers of productivity and time management products and services. Increased competition from existing and future competitors could, however, have a material adverse effect on our sales and profitability.

Manufacturing and Distribution

The manufacturing operations of FranklinCovey consist primarily of printing, collating, assembling and packaging components used in connection with our paper product lines. We operate our central manufacturing services out of Salt Lake City. We have also developed partner printers, both domestically and internationally, who can meet our quality standards, thereby facilitating efficient delivery of product in a global market. We believe this has positioned us for greater flexibility and growth capacity. Automated production, assembly and material handling equipment are used in the manufacturing process to ensure consistent quality of production materials and to control costs and maintain efficiencies. By operating in this fashion, we have gained greater control of production costs, schedules and quality control of printed materials.

During fiscal 2001, we entered into a long-term contract with EDS to provide warehousing and distribution services of our product line. EDS maintains a facility at the Company’s headquarters as well as at other locations throughout North America.

Binders used for our products are produced from either leather, simulated leather, tapestry or vinyl materials. These binders are produced by multiple and alternative product suppliers. We currently enjoy good relations with our suppliers and vendors and with the exception of strikes affecting dock workers do not anticipate any difficulty in obtaining the required binders and materials needed for our business. We have implemented special procedures to ensure a high standard of quality for binders, most of which are manufactured by suppliers in the United States, Europe, Canada, Korea, Mexico and China.

We also purchase numerous accessories, including pens, books, videotapes, calculators and other products, from various suppliers for resale to our clients. These items are manufactured by a variety of outside contractors located in the United States and abroad. We do not believe that we are entirely dependent on any one or more of such contractors and consider our relationships with such suppliers to be good.

Trademarks, Copyrights and Intellectual Property

We seek to protect our intellectual property through a combination of trademarks, copyrights and confidentiality agreements. We claim rights for more 120 trademarks in the United States and have obtained registration in the United States and many foreign countries for many of our trademarks, including FranklinCovey, The 7 Habits of Highly Effective People®, Principle–Centered Leadership, Aligning Goals for Results, FOCUS: Achieving Your Highest Priorities, FranklinCovey Planner, PlanPlus, and The Seven Habits. We consider our trademarks and other proprietary rights to be important and material to our business. Each of the marks set forth in italics above is a registered mark or a mark for which protection is claimed.

We own all copyrights on our planners, books, manuals, text and other printed information provided in our training seminars, the programs contained within FranklinCovey Planner Software and its instructional materials, and our software and electronic products, including audio tapes and video tapes. We license rather than sell all facilitator workbooks and other seminar and training materials in order to limit its distribution and use. FranklinCovey places trademark and copyright notices on its instructional, marketing and advertising materials. In order to maintain the proprietary nature of our product information, FranklinCovey enters into written confidentiality agreements with certain executives, product developers, sales professionals, training consultants, other employees and licensees. Although we believe the protective measures with respect to our proprietary rights are important, there can be no assurance that such measures will provide significant protection from competitors.

Employees

As of August 31, 2002, FranklinCovey had 2,081 full and part–time associates, including 472 in sales, marketing and training; 971 in customer service and retail; 158 in production operations and distribution; and 480 in administration and support staff. During fiscal 2002, the Company outsourced a significant part of its information technology services, customer service, distribution and warehousing operations to EDS. A number of the Company’s former employees involved in these operations are now employed by EDS to provide those services to FranklinCovey. None of FranklinCovey’s associates are represented by a union or other collective bargaining group. Management believes that its relations with its associates are good. FranklinCovey does not currently foresee a shortage in qualified personnel needed to operate the Company’s business.

Item 2. Properties

Franklin Covey’s principal business operations and executive offices are located in Salt Lake City, Utah. The following is a summary of our owned or leased properties. Our facility lease agreements are accounted for as operating leases, which expire at various dates through the year 2016.

U.S Administrative Offices:
Salt Lake City, UT (8 locations) - 3 leased Provo, Utah (2 locations) - both leased

International Administrative Offices:
Canada (1 location) Latin America (3 locations) - all leased Asia Pacific (2 locations) - both leased Europe (1 location) - leased

Sales Offices:
United States (9 locations) - all leased

Distribution Facilities:
Asia Pacific (2 locations) - both leased Canada (1 location) Latin America (1 location) - leased

Manufacturing Facilities:
United States (2 locations)

Retail Stores:
United States (173 locations) - all leased Canada (6 locations) - all leased Latin America (4 locations) - all leased

The Company considers its existing facilities sufficient for its current and anticipated levels of operations in the upcoming fiscal year.

Item 3. Legal Proceedings

As part of the sale of Premier Agendas, we retained certain outstanding legal claims against Premier. Subsequent to August 31, 2002, we settled these outstanding claims for approximately $0.8 million, which increased the recorded gain from the sale of Premier as we had accrued $3.5 million for the potential liability related to these claims.

During fiscal 2002, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) seeking documents and information relating to our management stock loan program and previously announced, and later withdrawn, tender offer. We have provided the documents and information requested by the SEC, including the testimony of our Chief Executive Officer and other key employees. The Company has cooperated, and will continue to cooperate, fully in providing requested information to the SEC. The SEC has stated that the formal inquiry is not an indication that the SEC has concluded that there has been a violation of any law or regulation. The Company believes that we have complied with the laws and regulations applicable to our management loan program and withdrawn tender offer.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended August 31, 2002.

Part II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

The Company’s common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “FC.” The following table sets forth, for the periods indicated, the high and low sale prices for the Company’s common stock, as reported on the NYSE Composite Tape, for the fiscal years ended August 31, 2002 and 2001.

High	Low

Fiscal Year ended August 31, 2002:
Fourth Quarter Third Quarter Second Quarter First Quarter	$ 3.10 3.70 6.30 7.00	$ 1.95 2.18 3.10 2.04

Fiscal Year ended August 31, 2001:
Fourth Quarter Third Quarter Second Quarter First Quarter	$ 7.40 8.75 9.00 9.75	$ 4.36 6.16 6.81 6.44

The Company did not pay or declare dividends on its common stock during the fiscal years ended August 31, 2002 and 2001. The Company currently anticipates that we will retain all available funds to finance our future growth and business expansion. The Company does not intend to pay cash dividends on our common stock in the foreseeable future.

As of November 22, 2002 the Company had 20,008,625 shares of its common stock outstanding, held by approximately 350 shareholders of record.

Item 6. Selected Financial Data

Financial Highlights

August 31,	2002	2001	2000	1999	1998

In thousands, except per share data

Income Statement Data
Sales Net Income (Loss) from Continuing Operations Income (Loss) Attributable to Common Shareholders Diluted Earnings (Loss) Per Share	$332,998 (96,466) (109,266) (5.49)	$439,781 (13,196) (19,236) (0.95)	$522,630 (7,472) (12,414) (0.61)	$509,351 (14,689) (10,647) (0.51)	$495,230 39,622 40,058 1.62

Balance Sheet Data Total Assets Long-Term Obligations of Continuing Operations Shareholders' Equity	$304,738 3,303 234,555	$536,480 92,858 309,882	$592,479 65,139 374,053	$623,303 5,602 378,434	$597,277 126,075 341,654

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following management’s discussion and analysis is intended to provide a summary of the principal factors affecting the results of operations, liquidity and capital resources, and the critical accounting policies of Franklin Covey Co. (also referred to as the “Company”, “we”, “us”, and “our”, unless otherwise indicated) and subsidiaries. This discussion and analysis should be read together with our consolidated financial statements and related notes, which contain additional information regarding the accounting policies and estimates underlying the Company’s financial statements. Our consolidated financial statements and related notes begin in Item 8 of this report on Form 10-K.

Franklin Covey Co. is a worldwide leader in providing integrated learning and performance solutions to organizations and individuals designed to enhance productivity, leadership, sales performance, communication, and other areas. Each solution set may include products and services that encompass training and consulting, assessment, and various application tools that are generally available in electronic or paper-based formats. Our products and services are available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com. The Company’s best-known offerings include the Franklin PlannerTM, our productivity workshop entitled “What Matters Most”, and courses based upon the best-selling book, The 7 Habits of Highly Effective People.

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2003, fiscal 2002, fiscal 2001, and fiscal 2000, refer to the twelve-month periods ended or ending on August 31, 2003, 2002, 2001, and 2000, respectively.

Key factors that influence our operating results include the number of organizations that are active customers; the number of people trained within those organizations; the sale of personal productivity tools (including Franklin Planners, Personal Digital Assistants or "PDAs", binders, and other related products); and our ability to manage operating costs necessary to provide products and services to our clients.

The following is a summary of recent business acquisitions and divestitures:

Subsequent to August 31, 2002, we purchased 20 percent of the common stock of Agilix Labs, Inc., a Delaware corporation, for payments totaling $1.0 million in cash. Agilix develops software applications for personal computers, including the new "Tablet PC." The Company may, upon the achievement of specific objectives by Agilix, purchase another 10 percent of the common stock of Agilix Labs, Inc. for $0.5 million.

During fiscal 2001, we entered into a joint venture with American Marketing Systems (“AMS”) to form Franklin Covey Coaching, LLC (“FCC”). The operating results of this joint venture were reported as equity in the earnings of an unconsolidated subsidiary in fiscal 2002 and fiscal 2001. Under terms of the joint venture agreement, the Company’s coaching programs were required to achieve specified earnings thresholds beginning in fiscal 2002, or the joint venture could be terminated at the option of AMS. Due to unfavorable sales performance by our coaching programs during fiscal 2002, AMS terminated the existing joint venture agreement as of August 31, 2002. Under terms of a new partnership agreement that eventually terminates our interest in FCC, we received a $0.3 million payment and may receive an additional $3.2 million in payments from AMS and FCC. For further information on Franklin Covey Coaching, LLC, refer to Note 5 in our consolidated financial statements.

Effective December 21, 2001, we sold Premier Agendas, Inc. and Premier Agendas, Ltd. (collectively, “Premier”), both wholly owned subsidiaries to School Specialty, Inc., a company that specializes in providing products and services to students and schools. Premier provided productivity solutions to the educational industry, including student and teacher planners. The sale price was $152.5 million in cash plus the retention of Premier’s working capital, which was received in the form of a $4.0 million promissory note that was paid in full during fiscal 2002. Prior to the sale closing, we received cash distributions from Premier’s working capital that totaled approximately $7 million. Refer to Note 7 in our consolidated financial statements for further information regarding the sale of Premier.

During April 2001, we purchased the Project Consulting Group for $1.5 million in cash. The Project Consulting Group provides project consulting, project management, and project management training services.

As of February 28, 2000, we sold the assets and substantially all of the business of our commercial printing division of Publishers Press. We retained the printing operations necessary for the production of our planners and other related products. For further information regarding the sale of the commercial division of Publishers Press, refer to Note 22 in our consolidated financial statements.

In December 1999, the Company purchased a majority interest in DayTracker.com (renamed franklinplanner.com), an on-line provider of scheduling and calendaring services. During the fourth quarter of fiscal 2002, we discontinued the on-line planning services offered at franklinplanner.com and the results of operations for franklinplanner.com were included as discontinued operations in our consolidated financial statements. For further information regarding the termination of franklinplanner.com operations, refer to Note 7 in our consolidated financial statements.

During September 1999, the Company acquired the assets of the Professional Resources Organization (the Jack Phillips Group) for $1.5 million in cash. The Professional Resources Organization was a leading measurement assessment firm specializing in measuring the impact and return on investment of training and consulting programs.

RESULTS OF OPERATIONS

Segment Review

Following the sale of Premier during fiscal 2002, we now have two reporting segments: the Consumer Strategic Business Unit (“CSBU”) and the Organizational Strategic Business Unit (“OSBU”). The operating results of Premier and our other products and services designed for teachers and students were previously reported in the Education Business Unit, which was dissolved during fiscal 2002. Our remaining student and teacher programs and products are now classified with the Organizational Strategic Business Unit results of operations.

Consumer Strategic Business Unit – This business unit is focused on sales to individual customers and includes the operating results of our 173 domestic retail stores, 10 international stores, catalog and e-Commerce operations, and other related channels including wholesale sales and manufacturing operations. Although CSBU sales primarily consist of products such as planners, binders, and handheld electronic planning devices, virtually any component of our leadership and productivity solutions can be purchased through CSBU channels.

Organizational Strategic Business Unit – The OSBU is primarily responsible for the development, marketing, sale, and delivery of productivity, leadership, sales performance, and communication training solutions directly to organizational clients, including other companies, the government and educational institutions. The OSBU includes the financial results of the Organizational Solutions Group (“OSG”) and our international operations, except for retail stores. The organizational solutions group is responsible for the domestic sale and delivery of productivity, leadership, sales performance, and communication training solutions to corporations and includes sales of training seminars to teachers and students, which were previously reported with the operating results of Premier. The OSG is also responsible for the sale of productivity solutions to wholesale customers and for consulting services that compliment our productivity and leadership training solutions. The international sales group includes our direct offices and licensee sale and delivery operations, including catalog sales.

The following table sets forth selected segment sales and consolidated operational data from continuing operations for the periods indicated. For further reporting segment information, refer to Note 21 in our consolidated financial statements.

YEAR ENDED AUGUST 31,
______________________________________________________________
                                2002         2001        2000
______________________________________________________________
Consumer Strategic
   Business Unit:
     Retail stores         $ 122,496   $ 156,299    $ 163,304
     Catalog and
        eCommerce             63,291      90,450      110,543
     Other CSBU                4,921       7,881       27,919
                          ____________________________________
                             190,708     254,630      301,766
                          ____________________________________
Organizational
   Strategic Business
   Unit:
     OSG                      97,519     134,450      169,986
     International            44,771      50,701       50,878
                          ____________________________________
                             142,290     185,151      220,864
                          ____________________________________
Total sales                  332,998     439,781      522,630
Cost of sales                149,369     189,982      242,764
                          ____________________________________

Gross margin                 183,629     249,799      279,866

Selling, general, and
   administrative            216,910     224,458      230,353
Stock option purchase
   and relocation costs                                11,227
Provision for losses on
   management stock  loan
   program                    24,775       1,052
Impairment of
   investment in
   unconsolidated
   subsidiary                 16,323
Loss on impaired assets       10,185         801        1,940
Restructuring cost
   reversals                                           (4,946)
Depreciation                  33,342      27,441       25,517
Amortization                   4,667      10,840       13,069
                          ____________________________________
Income (loss) from
   operations              $(122,573)  $ (14,793)   $   2,706
                          ____________________________________

FISCAL 2002 COMPARED WITH FISCAL 2001

Sales

Our overall operating performance was adversely affected by significant sales declines during fiscal 2002. The Company believes that difficult economic conditions in the United States, which were worsened by the terrorist attacks that occurred on September 11, 2001, led to significantly reduced travel schedules for training in addition to tightened budgets for productivity tool and supply expenditures, as our corporate clients sought to decrease operating expenses. In addition, sales of handheld electronic planning devices, which were especially popular during fiscal 2001 and fiscal 2000, declined sharply in fiscal 2002 due to significant reduction in demand for these devices. As a result of these and other factors, we experienced significant sales declines compared to the prior year for both training and productivity tools in our various channels. In an effort to improve both product and training solution sales in future periods, the Company has developed and is developing new training solutions specifically focused around our productivity seminars, and has developed and is developing new personal and organizational software products for our various channels. Additionally, the Company recently introduced “Tablet PCs” and related planning software, which can be purchased through many of our channels. Although the initial response to these products and seminars has been favorable, there can be no assurance that these new products will be widely accepted by our clients.

Product sales, which consist primarily of planners, binders, and handheld electronic planning devices declined by $76.7 million, or 26 percent, from the prior year. The overall decrease in product sales was significant to our retail store, catalog/e-Commerce, and other consumer business unit channels. Retail store sales were adversely affected by declining average sales dollars per transaction combined with a decrease in consumer traffic and overall smaller number of transactions. Of the $33.8 million decline in retail store sales, approximately $25.0 million related to declines in the sales of handheld electronic planning devices and related accessories. Of this decline, approximately $18.0 million occurred during our first two quarters of fiscal 2002. Planner and binder sales through our retail stores also decreased by a total of 12 percent compared to the prior year. These product sales declines included a 14 percent decline during the first two fiscal quarters compared to a eight percent decline during the last two quarters of fiscal 2002. As a result of these sales trends, comparable store (stores that have been open for over a year) retail sales decreased by 28 percent compared to fiscal 2001. Comparable store sales experienced a 31 percent decrease during the first two quarters versus a 24 percent decrease during our last two quarters of fiscal 2002. The sales performance from new stores partially offset the decline in comparable store sales, resulting in a 22 percent overall decrease in retail store sales during fiscal 2002. As of August 31, 2002, we were operating 173 domestic retail stores compared to 164 stores at August 31, 2001. Catalog/e-Commerce sales declined primarily due to reduced call volume in the Company’s catalog call center operations, particularly during the first two quarters of fiscal 2002, and to average order size, due primarily to declines in handheld electronic planning device sales.

Training solution and training product related sales decreased by $30.1 million, or 21 percent, compared to the prior year, which was reflected in both domestic and foreign training sales during fiscal 2002. The Company offers a variety of training solutions, training related product, and consulting services focused on productivity, leadership, sales performance, and communications. With the impact of a weak domestic economy, which generally influences corporate, governmental, and educational spending, training sales during fiscal 2002 decreased due to reduced spending for both company facilitator led and on-site training programs. Public program sales and training solution sales to teachers and students in the education industry also decreased compared to fiscal 2001 sales levels. These decreases were partially offset by sales performance seminars, which increased compared to the prior year.

International product and training sales decreased slightly compared to the prior year primarily due to decreased sales in Mexico, Canada, continental Europe, and Australia. These declines were partially offset by increased sales from Brazil and the United Kingdom. Sales in Japan and royalty revenues from licensee operations were essentially flat compared to the prior year. During fiscal 2002, the continental European direct office was converted to a licensee operation, which resulted in reduced sales, but increased margins. The Company also attributes a portion of the decrease in international sales to similar economic factors that had an adverse affect on domestic product and training sales during fiscal 2002.

Gross Margin

Gross margin consists of sales less cost of sales. Our cost of sales includes materials used in the production of planners and related products, assembly and manufacturing labor costs, direct costs of conducting seminars, freight, and certain other overhead costs. Gross margin may be affected by, among other things, prices of materials, labor rates, product sales mix, changes in product discount levels, production efficiency, and freight costs.

The Company’s overall gross margin during fiscal 2002 decreased to 55.1 percent of sales, compared to 56.8 percent in the prior year. The decline in overall gross margin was primarily due to factors that adversely affected our gross margin during the first and second quarters of fiscal 2002. During our seasonally strong sales months in early fiscal 2002, manufacturers of handheld electronic planning devices discounted many devices and accessories to promote sales. These discounts affected the sale price of many of our handheld electronic devices, resulting in narrower margins. We also experienced a shortage of certain popular planner products due to the bankruptcy of one of our key printing suppliers. This resulted in lost sales and backorders of high margin products. When these backordered products were eventually shipped to customers, we used more expensive overnight delivery methods, which costs could not be passed on to our customers. The Company has also experienced a shift in our product mix toward lower-margin binders and planners during fiscal 2002. As a result of these and other related factors, our gross margin on product sales declined to 50.0 percent compared to 51.6 percent during fiscal 2001.

Training solution costs, as a percentage of sales, increased due to a shift in the product mix of training solutions sold in addition to lower attendance at corporate on-site and public seminar events held during the year. The cancellation and postponement of numerous seminars due to travel restrictions and declining travel subsequent to the terrorist attacks of September 11, 2001, significantly affected the gross margin of seminar sales during the first and second quarters of fiscal 2002. Certain components of public seminar events are fixed, such as direct marketing expenses, site fees, equipment rentals, and presenter costs. With a decline in the average number of participants per public training seminar, the fixed costs for the training seminar resulted in lower gross margins for the events. In addition, some costs incurred for canceled seminars were not refundable. We also developed a custom line of training products for a specific customer that had significantly lower margins than the majority of our other training kits, products, and accessories, thus negatively impacting our training gross margin. These factors combined to reduce the training and service gross margin to 65.4 percent, compared to 67.8 percent in fiscal 2001. As part of our efforts to improve operating results, we are actively seeking to reduce product and seminar costs in order to improve overall gross margins.

Operating Expenses

Selling, general, and administrative (“SG&A”) expenses of continuing operations decreased $7.5 million, but due to decreased sales, increased as a percent of sales to 65.1 percent, compared to 51.0 percent of sales in the prior year. The decrease in SG&A expenses was primarily due to specific initiatives implemented to reduce operating expenses and exit non-core activities in order to focus and align corporate strategy and improve overall profitability. These cost reduction initiatives resulted in significantly decreased associate, advertising, travel, and computer and office supply expenses, especially during our third and fourth fiscal quarters, compared to the prior year. Partially offsetting these cost reduction initiatives were severance costs, additional retail store operation costs relating to new stores opened during the year, and outsourcing implementation costs. In connection with our decision to exit non-core and unprofitable activities, we have reduced our employee base during fiscal 2002. As a result of these headcount reduction efforts, the Company incurred and expensed $5.2 million of severance and related costs during fiscal 2002. During fiscal 2001, we entered into long-term outsourcing agreements with Electronic Data Systems (“EDS”) to provide warehousing, distribution, information systems, and call center operations. In addition to base charges for services provided, we have incurred and expensed transition costs necessary to operate under terms of the agreements. These charges are not expected to recur and we expect to realize overall savings in these outsourced activities. During fiscal 2002, the Company has implemented and continues to pursue various cost reduction initiatives and believes that our efforts will continue to reduce recurring SG&A costs in fiscal 2003 and in future periods.

Depreciation expense in continuing operations increased by $5.9 million compared to the prior year, primarily due to the acquisition of computer software and hardware, and the addition of leasehold improvements in new and remodeled retail stores. As the Company continues to reduce capital expenditures, and recently purchased computer hardware and software becomes fully depreciated in the next few years, we expect depreciation charges to decline in future periods. Amortization expense attributable to continuing operations decreased by $6.2 million, primarily due to the adoption of SFAS No. 142, which prohibits goodwill amortization and requires a fair value approach, with periodic assessments for impairment, to value goodwill and indefinite-lived intangible assets. As a result of adopting the provisions of SFAS No. 142, we wrote off all recorded goodwill associated with our consumer business unit, organizations business unit, and corporate services group, plus a portion of the Covey trade name intangible asset, which has an indefinite life, from our balance sheet as of September 1, 2001. Refer to Note 4 of our consolidated financial statements for further information regarding the impact of adopting SFAS No. 142.

Provision for Losses on Management Stock Loans

The Company is now the creditor for a loan program that provided certain management personnel with the opportunity to purchase shares of our common stock. As a result of changes to our line of credit agreement obtained in fiscal 2001, the Company is the creditor on these loans, which are full recourse to the participants and are recorded as a reduction to shareholders’ equity in our consolidated balance sheets. In connection with these loans, we utilize a systematic methodology to determine the level of reserves that are appropriate for potential losses resulting from the management common stock loan program. A key factor considered by our methodology is the current market value of the common stock held by the participants, although the Company is precluded by certain rules and regulations from holding the participants’ stock as collateral for the loans. Other factors considered by our methodology include: the liquid net worth and earnings capacity of the participants; the inherent difficulties and risks of pursuing collection actions against key employees; the probability of sufficient participant repayment capability based upon the proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on the Company’s ability to collect the loans. Based upon our methodology, we recorded charges to operations totaling $24.8 million during fiscal 2002 to increase the loan loss reserve. At August 31, 2002 and 2001, we had aggregate loan loss reserves totaling $25.9 million and $1.1 million, respectively, which reduce notes and interest receivable from related parties in our consolidated balance sheets. Additionally, we discontinued recording interest receivable and corresponding interest income on the loans during the quarter ended May 25, 2002. However, the loan participants remain liable for interest accrued over the full term of their loans, which is due when the loans mature in March 2005. The inability of some or all participants to repay their loans would have a significant adverse effect upon the financial position and future cash flows of the Company.

At August 31, 2002, the participants’ loans plus accrued interest exceeded the value of the common stock held by the participants by approximately $29.2 million. Should the value of the common stock continue to be insufficient to cover the balance of the loans outstanding during the loan term, the Company’s loan loss reserve methodology provides a basis to be fully reserved prior to the March 2005 loan maturity date.

The establishment of reserves for potential loan losses requires significant estimates and judgment by the Company’s management and these estimates and projections are subject to change as a result of various economic factors, most of which are not within the control of the Company. Based on the methodology in place as well as other factors, charges or benefits may be reflected in our operating results in order to increase or decrease the reserve for management stock loan losses in future periods.

Impairment of Investment in an Unconsolidated Subsidiary

Effective September 1, 2000, we entered into a joint venture agreement with American Marketing Systems to form Franklin Covey Coaching, LLC (“FCC”). Each partner owned 50 percent of the joint venture and participated equally in its management. We accounted for our investment in FCC using the equity method of accounting and reported our share of the joint venture’s net income as equity in earnings of an unconsolidated subsidiary. Our share of the joint venture’s earnings totaled $4.3 million during fiscal 2002, compared to $2.1 million during fiscal 2001. The improvement was primarily due to increased sales of AMS coaching programs and reduced amortization expense at FCC.

The joint venture agreement required the Company’s coaching programs to achieve specified earnings thresholds beginning in fiscal 2002 (the joint venture agreement did not contain an earnings threshold requirement in fiscal 2001) or the existing joint venture agreement could be terminated at the option of AMS. As a result of unfavorable coaching program performance for our programs during fiscal 2002, AMS exercised its option to terminate the existing joint venture agreement as of August 31, 2002. Based upon our coaching program performance throughout fiscal 2002, and expected termination of our interest in FCC, we recognized $16.3 million of impairment charges to our investment in FCC during the first two quarters of fiscal 2002. The impairment charges were based upon currently available information related to negotiations with AMS throughout fiscal 2002. Under the provisions of a new partnership agreement that eventually terminates our interest in FCC, we received a $0.3 million payment at the end of fiscal 2002, may receive payments totaling $2.0 million during fiscal 2003, and may receive an additional $1.2 million in payments from AMS and FCC. The new partnership agreement payments are comprised of the following three components:

Ownership Change Payment – On August 30, 2002, AMS paid the Company $0.3 million for our Class A ownership shares in FCC and issued new Class B shares to the Company. The Class B ownership shares prohibit the Company from active participation in the management of FCC, but provide us the opportunity to receive and record a portion of FCC’s earnings during fiscal 2003 as described below.

FCC Net Income Recognition – During fiscal 2003, we will continue to recognize a portion of FCC’s net income through cash distributions made to the Company up to a maximum of $2.0 million. As we receive these payments during fiscal 2003, we will first reduce our remaining investment in FCC to zero and recognize the excess amount as a credit to operating expenses, rather than as equity in the earnings of an unconsolidated subsidiary. Based upon current operating trends at FCC, we anticipate receiving the entire $2.0 million of cash distribution payments during fiscal 2003.

Contingent Program Payment – The third component of the new partnership agreement is contingent upon the earnings of our coaching programs during fiscal 2003 and September 2003. If our coaching programs achieve earnings before interest, taxes, depreciation, and amortization (“EBITDA”) greater than $1.2 million during the 13-month period ended September 30, 2003, then a final payment will be made in October 2003 for the entire contingent program payment. The contingent payment may not exceed $1.2 million, however, the contingent payment may be reduced on a dollar-for-dollar basis if our coaching programs fail to produce $1.2 million of EBITDA during the measurement period. We will record the contingent program payment receivable as a component of other current assets to the extent it is earned during the measurement period by our coaching program financial results.

Following receipt of the new partnership agreement payments, we will have no further profit participation in the earnings of FCC. Our remaining investment in Franklin Covey Coaching, LLC totaled $0.6 million at August 31, 2002.

Loss on Impaired Assets

We regularly review our long-lived assets for circumstances or events that indicate an asset may not be recoverable. Our losses on impaired assets consisted of the following for the periods indicated (in thousands):

Fiscal Year Ended August 31,

2002	2001	2000

Covey trade name	$ 4,000
Not receivable from sale of subsidiary	2,282
Capitalized software development costs	1,758	$ 801	$ 1,940
Computer software	1,097
Retail store assets	1,001
Other	47
$10,185	$ 801	$ 1,940

During the fourth quarter of fiscal 2002, we reassessed the carrying value of the Covey trade name, an indefinite-lived intangible asset, under the provisions of SFAS No. 142. Due to declining sales and estimated future sales associated with the Covey trade name, we recorded a $4.0 million impairment charge to this asset. The value of the Covey trade name will continue to be evaluated in future periods and may require further impairment charges.

The note receivable from the sale of a subsidiary became impaired when the purchaser declared bankruptcy during the second quarter of fiscal 2002. The note receivable was guaranteed by the parent company of the purchaser, however, the parent company also became insolvent during fiscal 2002 and the possibility of recovery on the note receivable appears remote.

Based upon unfavorable sales trends and projected sales information, we recorded total impairment charges of $1.8 million for capitalized development costs related to software products that produced less-than-expected sales volume. During fiscal 2001 and 2000, we recorded $0.8 million and $1.9 million, respectively, of impairment charges for capitalized software development costs that were affected by similarly unfavorable sales trends and estimated sales projections. We also recorded a $1.1 million impairment charge related to a customer database management software application, which was developed and installed by an external company, and became obsolete when we selected a new database software provider.

As a result of projected negative cash flows at certain of our retail stores, we recorded impairment charges totaling $1.0 million to reduce the carrying value of the long-lived assets, which primarily consisted of furniture, fixtures, and leasehold improvements, of these stores to their estimated net realizable value at August 31, 2002.

Interest Income and Expense

Interest income and expense was primarily influenced by cash received from the sale of Premier, which occurred on December 21, 2001, and the reduction of recorded interest income from management stock loan program participants. The Company used a portion of the proceeds from the sale of Premier to repay and terminate our existing term note and line of credit agreement. In addition, during the third quarter of fiscal 2002, we stopped recording interest income from participants of the management loan program. The management stock loan program participants are still liable for the interest expense on their loans, which are due in March 2005. Primarily as a result of these items, the Company’s interest income was essentially flat compared to the prior year and interest expense decreased by $4.9 million compared to fiscal 2001.

Income Taxes

The Company’s effective income tax benefit rate applicable to our loss on continuing operations was significantly reduced by the valuation allowances that were recorded against our deferred income tax assets during fiscal 2002, due to uncertainties surrounding the recovery of income tax assets against taxable income in future periods. The Company does not anticipate recognizing income tax benefits on its books from future losses, due to uncertainties associated with the utilization of the operating loss carry-forwards in future periods.

Loss on Discontinued Operations

During fiscal 2002, we sold the operations of Premier Agendas and discontinued our on-line planning service offered at franklinplanner.com. Under the applicable accounting rules, these operations were classified as discontinued operations in our consolidated financial statements. The operating results of Premier and franklinplanner.com were recorded as discontinued operations, net of tax, and consisted of the following for fiscal years 2000 through 2002 (in thousands):

Fiscal Year Ended
August 31,
_______________________________________________________________
                          2002          2001          2000
_______________________________________________________________
Income (loss) from
  Premier operations,
  net of tax            $  (5,844)    $   5,190     $   4,486
Loss from franklin-
  planner.com
  operations, net of
  tax                      (1,740)       (3,077)       (1,423)
                      _________________________________________
Income (loss) from
  discontinued
  operations            $  (7,584)    $   2,113     $   3,063
                      _________________________________________

The fiscal 2002 loss from the operations of Premier covers only the period from September 1, 2001 through December 21, 2001, the closing date of the sale, a period during which Premier does not recognize significant sales. The operations of franklinplanner.com were discontinued during the fourth quarter of fiscal 2002.

Gain on Sale of Discontinued Operations

Effective December 21, 2001, we sold the operations of Premier, a wholly owned subsidiary. Premier provided productivity and leadership solutions to the educational industry, including student and teacher planners. The sale price was $152.5 million in cash plus the retention of Premier’s working capital, which was received in the form of a $4.0 million promissory note from the purchaser. Prior to the sale closing we received cash distributions from Premier's working capital that totaled approximately $7 million. The promissory note was paid in June 2002. Additionally, we will receive $0.8 million of cash from Premier related to income tax payments. The Company agreed not to sell student planners containing the Company’s “7 Habits” and “What Matters Most” content directly to schools and school districts in the K through 12 market subsequent to the closing of the sale. We recognized a pretax gain of $99.9 million ($64.9 million after applicable taxes) on the sale of Premier, which was recorded as a gain on the sale of discontinued operations in our consolidated statement of operations for fiscal 2002.

Cumulative Effect of Accounting Change

Effective September 1, 2001, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested for impairment and to be written down to fair value, if necessary. In order to assess the value of our goodwill and indefinite-lived intangibles as of September 1, 2001, we engaged an independent valuation firm. The valuation process assigned the Company’s assets and liabilities to our operating business units and then provided a fair market value of those assets using a discounted cash flow model that also considered factors such as market capitalization and appraised values of certain assets. Based upon the results of the valuation, we expensed all of the goodwill assigned to the organizations business unit, consumer business unit, and corporate support services, plus a portion of the Covey trade name intangible asset, which has an indefinite life. The write-off totaled $61.4 million after applicable tax benefits. Goodwill and intangible assets assigned to the education business unit, which consisted primarily of Premier, were not written down because the carrying value of that business unit’s assets exceeded their book value at the measurement date. Remaining intangible assets were primarily generated from the merger with Covey Leadership Center and were assigned to the OSBU.

Preferred Stock Dividends

Preferred stock dividends increased over the prior year due to the issuance of additional shares of preferred stock during the first and second quarters of fiscal 2002 as payment for accrued preferred dividends. The Company had the option to pay accrued dividends with cash or additional shares of preferred stock until July 1, 2002. Subsequent to that date, preferred stock dividends must be paid quarterly in cash. Accordingly, the Company expects to pay all future preferred stock dividends with cash.

FISCAL 2001 COMPARED WITH FISCAL 2000

Sales

Product sales from continuing operations declined by $64.9 million, or 18 percent, compared to fiscal 2000. The decline in product sales primarily affected the operational results of the consumer strategic business unit, which includes retail stores, catalog and eCommerce operations, and other related channels. Retail store sales decreased primarily due to reduced consumer traffic during fiscal 2001, combined with strong sales of handheld electronic planning devices and related accessories in fiscal 2000. The Company attributes the decline in consumer traffic to deteriorating general economic conditions in the United States that began in late 2000, cannibalization of existing store sales by newly opened stores, and slowing demand for various handheld electronic planning devices and accessories. These factors combined to produce a 17 percent decrease in comparable store sales, which was partially offset by the addition of 29 new stores during fiscal 2001. The Company was operating 164 stores at August 31, 2001. Catalog/eCommerce sales declined primarily due to decreased call volume in the Company’s catalog operations. However, sales through the Company’s web site at www.franklincovey.com continued to increase compared to the prior year and partially offset decreased catalog sales. Other CSBU sales declined primarily due to declining wholesale sales and the sale of the commercial division of Publishers Press.

Training and service sales from continuing operations decreased by $18.0 million, or 11 percent, compared to fiscal 2000. Our training seminars and consulting services are delivered through the Organizational Solutions Group in the United States. OSG sales decreased due to reduced on-site corporate leadership and productivity seminars, corresponding reduced sales of associated training products, public program sales, and the formation of Franklin Covey Coaching, LLC to deliver coaching services. Public seminar sales declined due to an overall reduction in the number of participants attending our public programs. The Company attributes the decline in corporate and public seminar sales to economic conditions that appear to have adversely affected corporate training spending during fiscal 2001. As a result of the formation of the Franklin Covey Coaching, LLC joint venture, we no longer recognize the sales of the Personal Coaching division, but only recognize our share of net income from the joint venture. International sales were essentially flat compared to fiscal 2000, with increased sales from Mexico and Europe partially offset by sales decreases in Australia, Canada, New Zealand, and at various licensee operations.

Gross Margin

During fiscal 2001, our overall gross margin in continuing operations improved to 56.8 percent, compared to 53.5 percent in fiscal 2000. Our gross margin improved primarily due to reduced inventory costs resulting from improved procedures, the sale of the commercial division of Publishers Press, increased sales of training and services as a percent of total sales, and price increases on certain planner products and seminars. Partially offsetting these factors was the formation of Franklin Covey Coaching, LLC, which reduced our overall gross margin due to financial reporting requirements that exclude the favorable gross margins of the personal coaching business from our financial statements. Fiscal 2001 operating results did not include sales and corresponding costs from the commercial printing division of Publishers Press, which was sold effective February 28, 2000. Commercial printing sales had significantly lower margins than the majority of our other products and services. As a result of improved inventory procedures, the sale of the commercial printing operations of Publishers Press, and price increases on certain planner products, our gross margin on product sales improved to 51.6 percent of sales compared to 48.9 percent of sales in fiscal 2000.

During fiscal 2001, sales of training and consulting services, which have gross margins significantly higher than the majority of our products, increased as a percent of total sales. In addition, we implemented numerous cost savings initiatives to offset the overall decline in training and service sales. These factors combined to improve the training and services gross margin to 67.8 percent of sales compared to 64.1 percent of sales in fiscal 2000.

Operating Expenses

Our selling, general, and administrative expenses in continuing operations decreased by $5.9 million, net of stock option purchase and relocation costs, compared to fiscal 2000. However, due to reduced sales volume, SG&A expenses increased as a percent of sales to 51.0 percent, compared to 44.1 percent in fiscal 2000. The decrease in SG&A expenses was primarily due to the formation of Franklin Covey Coaching, LLC, reduced catalog and related promotion costs, reduced associate costs, decreased international operating expenses, and cost reduction efforts in various areas of the Company. Due to the formation of the FCC joint venture, we no longer include the operating expenses of our Personal Coaching division, which totaled $10.8 million during fiscal 2000, in our consolidated financial statements. During fiscal 2001, we reduced certain catalog and promotional expenses to improve the overall profitability of our catalog/eCommerce operations in light of declining sales, especially from our catalog operation. Due to declining sales volumes experienced during fiscal 2001, we also implemented cost saving initiatives in various operating areas of the Company. Partially offsetting these reductions were increased operating expenses resulting from the Company’s 29 additional retail stores that were opened during fiscal 2001.

Depreciation expense from continuing operations increased by $1.9 million compared to fiscal 2000, primarily due to the addition of leasehold improvements and fixtures in new stores, the purchase of computer hardware and software, and the purchase of manufacturing equipment. Amortization charges decreased $2.2 million, primarily due to the contribution of personal coaching intangible assets to the Franklin Covey Coaching, LLC, joint venture. The amortization of these contributed intangibles was recorded in the operating results of Franklin Covey Coaching, LLC.

Equity in Earnings of Unconsolidated Subsidiary

Effective September 1, 2000, the Company entered into a joint venture agreement with AMS to form Franklin Covey Coaching, LLC. Each partner owned 50 percent of the joint venture and participated equally in its management. We accounted for our investment in Franklin Covey Coaching, LLC using the equity method of accounting and reported our share of the joint venture’s net income as equity in earnings of an unconsolidated subsidiary. Our share of the joint venture’s earnings totaled $2.1 million during fiscal 2001.

Interest Income and Expense

In general, interest income and expense was affected by our unfavorable operating performance during fiscal 2001, which resulted in higher debt balances and lower cash balances when compared to fiscal 2000. In addition, interest expense increased due to larger debt balances resulting from the Company’s line of credit agreement signed during the fourth quarter of fiscal 2001. The new line of credit agreement included the management stock loan participants’ debt, which was previously guaranteed by the Company. As a result, we paid interest on amounts borrowed to acquire the loans. Interest is not due from the participants of the management stock loan program until the loans mature in March 2005. The Company recognized $2.5 million of additional interest income, which was recorded as a receivable from the loan participants during fiscal 2001.

Income Taxes

Our effective income tax rate in fiscal 2001 was adversely affected by non-deductible goodwill amortization, the effects of foreign losses, and the magnified effects of other non-deductible items resulting from decreased taxable income. Amortization of goodwill primarily resulting from the merger with Covey Leadership Center and other acquisitions was not deductible for income tax purposes and had an adverse effect on our effective tax rates in fiscal 2001 and 2000.

Preferred Stock Dividends

Preferred stock dividends increased in fiscal 2001 over the prior year due to the issuance of additional shares of preferred stock as payment for accrued dividends.

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for the most recent eight quarters. The quarterly consolidated financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods and was revised to include the operational results of Premier and franklinplanner.com as discontinued operations. Additionally, the following quarterly information for fiscal 2002 was revised to reflect the cumulative effect of adopting the provisions of SFAS No. 142, which was retroactively recorded in our first quarter of fiscal 2002 as required by SFAS No. 142. Results of any one or more quarters are not necessarily indicative of continuing trends.

Quarterly Financial Information:

YEAR ENDED AUGUST 31, 2002
                                                             Q1          Q2          Q3           Q4
____________________________________________________________________________________________________________________________________
In thousands, except per share amounts
Sales                                                  $ 84,340     $ 103,326   $  71,091   $  74,241
Gross margin                                             47,487        56,765      39,305      40,072

SG&A expense                                             56,361        58,557      49,688      52,304
Provision for losses on management stock loans            9,971         8,485         247       6,072
Impairment of investment in unconsolidated subsidiary     1,861        14,462
Loss on impaired assets                                                 4,518                   5,667
Depreciation                                              8,246         8,424       7,994       8,678
Amortization                                              1,328         1,043       1,125       1,171
Loss from operations                                    (30,281)      (38,722)    (19,750)    (33,820)
Equity in earnings of unconsolidated subsidiary             863         1,028       1,274       1,151
Loss before benefit for income taxes                    (35,799)      (36,387)    (18,323)    (31,670)
Loss from continuing operations                         (21,479)      (23,848)    (11,489)    (39,650)
Loss from discontinued operations, net of tax            (4,173)       (1,823)       (274)     (1,314)
Gain on sale of discontinued operations, net of tax                    60,774                   4,077
Net income (loss) before cumulative effect of
   accounting change                                    (25,652)       35,103     (11,763)    (36,887)
Cumulative effect of accounting change, net of tax      (61,386)
Net income (loss)                                       (87,038)       35,103     (11,763)    (36,887)
Preferred dividends                                      (2,130)       (2,183)     (2,184)     (2,184)
Net income (loss) attributable to common
   shareholders                                       $ (89,168)    $  32,920   $ (13,947)  $ (39,071)

Diluted income (loss) per share attributable to
common shareholders                                   $    (4.49)   $   1.66    $     (.70) $ (1.96)

YEAR ENDED AUGUST 31, 2001
____________________________________________________________________________________________________________________________________
                                                             Q1          Q2          Q3           Q4
____________________________________________________________________________________________________________________________________
In thousands, except per share amounts
Sales                                                 $ 125,616      $131,500     $88,035     $94,630
Gross margin                                             75,472        73,240      47,993      53,094
SG&A expense                                             55,462        57,103      54,780      57,113
Provision for losses on management stock loans                                                  1,052
Depreciation                                              6,061         5,951       7,513       7,916
Amortization                                              2,789         2,711       2,682       2,658
Income (loss) from operations                            11,159         7,474     (17,283)    (16,143)
Equity in earnings of unconsolidated subsidiary             885           550         607          46
Income (loss) before provision for income taxes          10,750         7,061     (18,232)    (16,775)
Net income (loss)   from continuing operations            5,042         3,312     (10,028)    (11,522)
Income (loss) from discontinued operations, net of tax   (3,712)       (4,116)     (4,559)     14,500
Net income (loss)                                         1,330          (804)    (14,587)      2,978
Preferred dividends                                      (2,028)       (2,028)     (2,028)     (2,069)
Income (loss) available to common shareholders         $   (698)     $ (2,832)   $(16,615)   $    909

Diluted income (loss) per share attributable to
common shareholders                                    $   (.03)     $   (.14)   $   (.84)   $   .05

The Company's quarterly results of operations reflect seasonal trends that are primarily the result of customers who renew their Franklin Planners on a calendar year basis. OSG sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and vacation periods. After the sale of Premier in fiscal 2002, the seasonal nature of our operations will reflect higher sales and significantly higher operating margins during the first and second quarters, with declines in sales and income generally occurring during the third and fourth quarters of each fiscal year.

Quarterly fluctuations may also be affected by other factors including the sale of business units, the introduction of new products or training seminars, the addition of new institutional customers, the introduction of new products, the timing of large institutional orders, and the opening or closing of retail stores.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of capital have been net cash provided by operating activities, long-term borrowings, line-of-credit financing, asset sales, and the issuance of preferred and common stock. Working capital requirements have also been financed through short-term borrowing, line-of-credit financing, and asset sales. During fiscal 2002, we used a portion of the proceeds from the sale of Premier to retire the majority of our outstanding debt and terminate our line of credit agreement. We have not sought to obtain a new line of credit financing agreement subsequent to this transaction. With significantly reduced debt balances and $47.0 million of cash at August 31, 2002, we believe that our liquidity position is strong. However, the maintenance of adequate liquidity in future periods will be subject to the Company's future investing and financing activities, and is dependent upon the Company's ability to generate positive cash flows from operations and control capital expenditures.

Cash Flows From Operating Activities

Primarily due to a significant decline in sales and resulting operating losses during fiscal 2002, we used $7.0 million of net cash to fund operating activities during fiscal 2002. We had significant adjustments to net loss to arrive at cash flows from operating activities in fiscal 2002, including $62.2 million from the gain on sale of Premier, a $61.4 million charge from the adoption of SFAS No. 142, $42.1 million of depreciation and amortization charges, and $24.8 million from increases to the provision for potential losses on our management stock loan program. Consistent with prior years, the primary source of cash from operating activities was the collection of accounts receivable from Premier sales, which occur primarily during our fourth fiscal quarter. The majority of Premier's accounts receivable at August 31, 2001 were collected prior to the sale of Premier in December 2001. The primary use of operating cash was the payment of Premier's accounts payable and accrued liabilities, which are seasonally high at August 31. Due to the sale of Premier in fiscal 2002, these cash flow trends in operating activities should change in future periods to reflect new seasonal sales patterns.

Due to unfavorable cash flow trends from operating activities over prior years, the Company has implemented numerous initiatives to improve cash flows from operating activities, including programs designed to increase sales, reduce operating costs, and decrease inventories during fiscal 2003 and in future periods. Although the success of these initiatives is dependent upon a number of factors, many of which are not within our control, the Company believes that we will be successful in improving our cash flows from operating activities during future periods.

Cash Flows from Investing Activities and Capital Expenditures

Primarily as a result of the sale of Premier, we recorded $152.5 million of cash provided by investing activities during year ended August 31, 2002. During fiscal 2002, we received cash proceeds totaling $156.5 million from the sale of Premier and received $4.3 million of cash distributions from our investment in Franklin Covey Coaching, LLC. These investing activity cash inflows were partially offset by $10.6 million of capital expenditures that occurred during fiscal 2002. Our fiscal 2002 capital expenditures were used to purchase computer software, computer hardware, leasehold improvements in new and remodeled retail stores, and other machinery and equipment. During fiscal 2002, we actively sought to reduce capital spending and focus our expenditures on critical equipment and projects and expect to continue to do so in future periods.

Cash Flows from Financing Activities

Cash used for financing activities in fiscal 2002 was primarily affected by our payment of substantially all of our debt balances and the termination of our line of credit facilities. We used net cash totaling $113.9 million for financing activities, of which $109.4 million was used to repay debt. We also used $4.9 million of cash to settle an interest rate swap instrument and paid $4.4 million of cash for preferred dividends during fiscal 2002. Net cash used for financing activities during fiscal 2001 totaled $25.0 million.

Contractual Obligations

The Company has not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. Required contractual payments consist primarily of payments to Electronic Data Systems ("EDS") for outsourcing services related to information systems, warehousing and distribution, and call center operations; rent expense for retail store and sales office space; cash payments for Series A Preferred Stock dividends; and mortgage payments on certain buildings and property. Our expected payments on these obligations over the next five years are as follows (in thousands):

                                                           Maturity (Fiscal Year)
                               _____________________________________________________________________________________________
Description                        2003         2004         2005          2006         2007       Thereafter      Total
____________________________________________________________________________________________________________________________

Minimum required payments to
   EDS for outsourcing services $  31,298    $ 31,431    $ 31,428       $  30,246    $ 28,919      $ 208,031     $  361,353
Minimum Lease payments             16,980      14,915      11,724           8,255       6,378         21,881         80,133
Series A Preferred Stock
   dividend payments                8,735       8,735       8,735           8,735       8,735            -           43,675
Debt principal payments               189          83          89              96         103          1,046          1,606
                               _____________________________________________________________________________________________
Total expected payments
  for contractual obligations    $  57,202     $ 55,164     $ 51,976     $  47,332     $ 44,135     $ 230,958    $  486,767
                               _____________________________________________________________________________________________

Other Items

The Company is the creditor for a loan program that provided certain management personnel with the opportunity to purchase shares of our common stock. As a result of changes to our line of credit agreement obtained in fiscal 2001, the Company is now the creditor on these loans, which are full recourse to the participants and are recorded as a reduction to shareholders’ equity in our consolidated balance sheets. For further information regarding our management stock loan program, refer to the analysis in the comparison of fiscal 2002 operating results compared to fiscal 2001. The inability of some or all of the participants to repay their loans would have a significant adverse effect upon the financial position and future cash flows of the Company.

Going forward, the Company will continue to incur costs necessary for the operation and potential growth of the business. We anticipate using cash on hand, cash provided by operating activities on the condition that we can return to positive cash flows from operations, and other financing alternatives, if necessary, for these expenditures. Management anticipates that its existing capital resources should be sufficient to enable the Company to maintain its current level of operations for the upcoming fiscal 2003. However, the ability of the Company to maintain adequate capital for our operations is dependent upon a number of factors, including sales levels, our ability to contain costs, levels of capital expenditures, and other factors. Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of competitive new technology and products. The Company will also continue to monitor its liquidity and may pursue additional financing alternatives, if required, to maintain sufficient resources for future growth and capital requirements. However, there can be no assurance such financing alternatives will be available on terms acceptable to the Company.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods presented. Management regularly evaluates its estimates and assumptions including those related to allowances for doubtful accounts, sales returns and allowances, inventory valuation, the valuation of long-lived assets, valuation of its investment in Franklin Covey Coaching LLC, the calculation of the reserve on our management stock loan program, and the establishment of valuation allowances on our deferred tax assets. Management bases its estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under generally accepted accounting principles. Actual results may differ from these estimates under different assumptions or conditions, including changes in the economy and other situations that are not in the control of the Company, which may have an impact on these estimates and our actual financial results. Management believes that accounting for the following areas may involve a higher degree of judgment or complexity:

Allowance for Doubtful Accounts

In the normal course of business, the Company extends credit to our customers based on financial and other criteria. The Company maintains allowances for doubtful accounts based upon estimated losses that result from the inability of customers to make required payments. Management assesses the adequacy of its allowances through analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collection trends, and the impact of current economic conditions.

Sales Returns and Allowances

Costs associated with the potential return of both products and services are recorded as a reduction of sales and are recorded as an allowance for sales and returns. These costs are based upon known returns, and trends related to the timing of returns.

Inventory Valuation

Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. We record reductions to our inventories that are equal to the difference between the cost of the inventory and the estimated net realizable value of the inventories. Our inventories are comprised primarily of dated calendar products and other non-dated products such as binders, handheld electronic devices, stationery, and other accessories. In order to value our dated calendar products, the Company has developed a methodology that is based upon historical sales trends of dated items. Non-dated inventory items are evaluated based upon historical sales trends, technological obsolescence, new product introductions, and other factors that influence estimated realizable value. Our management regularly assesses the valuation of inventories by reviewing the costing of inventory, the significance of slow-moving inventory, and the impact of current economic conditions.

Valuation of Long-Lived Assets

We review our long-lived assets, including intangible assets and intangible assets deemed to have an indefinite life, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of such assets, we perform an analysis of the expected discounted or undiscounted future net cash flows of the assets, as appropriate, over the remaining amortization period. If the carrying value of the asset exceeds the anticipated future cash flows from the asset, the Company recognizes an impairment loss equal to the deficit. Actual cash flows may differ materially from estimated future cash flows used for the evaluation of long-lived assets.

Valuation of Investment in Franklin Covey Coaching LLC

Effective September 1, 2000, we entered into a joint venture agreement with American Marketing Systems (“AMS”) to form Franklin Covey Coaching, LLC (“FCC”). Each partner owned 50 percent of the joint venture and participated equally in its management. The joint venture agreement required our coaching programs to achieve specified earnings thresholds beginning in fiscal 2002 (the joint venture agreement did not contain an earnings threshold requirement in fiscal 2001) or the joint venture agreement could be terminated at the option of AMS. As a result of worse than expected performance from our programs during fiscal 2002, AMS terminated the existing joint venture agreement as of August 31, 2002. As a result of this decision, we recognized impairment charges to our investment in FCC totaling $16.3 million during fiscal 2002. These impairment charges were based upon the expected termination of our interest in FCC and corresponding expected cash payments and expected return of certain tangible assets. Prior to the end of fiscal 2002 a new partnership agreement was obtained that could pay the Company up to $3.5 million over the life of the agreement. For further information regarding the new partnership agreement, refer to the equity in earnings of unconsolidated subsidiary in the comparison of fiscal 2002 results with fiscal 2001.

Loan Loss Reserve on Management Stock Loan Program

The Company is the creditor for a loan program that provided certain management personnel with the opportunity to purchase shares of our common stock. These loans are full recourse to the participants and are recorded as a reduction to shareholders’ equity in the Company’s consolidated balance sheets. In order to assess the net realizable value of these loans, the Company utilizes a systematic methodology for determining the level of loan loss reserves that are appropriate for the management common stock loan program. A key factor considered by the Company’s methodology is the current market value of common stock held by the participants. Other factors considered by the methodology include: the liquid net worth and earnings capacity of the participants; the inherent difficulties and risks of pursuing collection actions against key employees; the probability of sufficient participant repayment capability based upon the proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on the Company’s ability to collect the loans.

Based upon this methodology, the Company recorded charges to operations totaling $24.8 million during fiscal 2002 to increase the loan loss reserve. As of August 31, 2002, the Company had an aggregate loan loss reserve totaling $25.9 million, which reduces notes and interest receivable from related parties in our consolidated balance sheets. For further information regarding the management stock loans and the corresponding reserve for loan losses, refer to Note 14 of the notes to the consolidated financial statements.

Valuation Allowances on Deferred Tax Assets

Based upon the weight of available evidence, and the nature and duration of various deferred tax assets, we determined that it is more likely than not that the related benefits from deferred tax deductions and foreign tax carryforwards will not be realized. Accordingly, we recorded the appropriate valuation allowances on our deferred tax assets during fiscal 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) released SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt the provisions of SFAS No. 143 during fiscal 2003, but does not expect this statement to have a material impact on our results of operations or financial position.

During June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement applies to costs associated with an exit activity, including restructuring activities, or with the disposal of long-lived assets. Exit activities can include eliminating or reducing product lines, terminating employees and related contracts, and relocating plant facilities or personnel. Under the provisions of SFAS No. 146, entities will be required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective for exit activities initiated after December 31, 2002. We have not completed our analysis of the provisions of SFAS No. 146, but we do not expect the guidelines found in this statement to have a material impact upon our results of operations or financial position.

During July 2002, President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the “Act”) into law. The Act prescribes, among other items, sweeping corporate governance and oversight changes, new reporting responsibilities for internal controls, and requires our Chief Executive Officer and Chief Financial Officer to certify the accuracy of filed reports. The various provisions of the Act have phase-in provisions and become effective at different times in the future. Subsequent to the signing of the Act into law, we have been actively engaged in defining policies and procedures that will bring the Company into compliance with the provisions of the Act. Although the Act contains significant changes to corporate governance, places greater emphasis on internal controls, and requires certification of financial statements, we do not expect the provisions of the Act to have a material impact upon the financial condition or the results of operations of the Company.

REGULATORY COMPLIANCE

The Company is registered in states that have a sales tax and collects and remits sales or use tax on retail sales made through its stores and catalog sales. Compliance with environmental laws or regulations has not had a material effect on the Company’s operations.

INFLATION AND CHANGING PRICES

Inflation has not had a material effect on our operations. However, future inflation may have an impact on the price of materials used in planners and related products, including paper and leather materials. The Company may not be able to pass on such increased costs to our customers.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

With the exception of historical information (information relating to the Company’s financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. Such uncertainties include, but are not limited to, unanticipated developments in any one or more of the following areas: the risk that our revenues will continue to decline, our ability to reduce costs sufficiently to permit profitable operations in connection with reduced revenues, the ability to maintain revenues at a sufficient level to recognize anticipated benefits from the EDS outsourcing agreements, unanticipated costs or capital expenditures, our ability to provide quality customer serivce subsequent to recent and potential associate reductions, delays or outcomes relating to the Company’s restructuring plans, availability of financing sources, dependence on products or services, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, pending and threatened litigation, and other factors which may adversely affect our business.

While the Company has a broad customer base, it is subject to variables over which it has no direct control such as innovations in competing products, the general transition from paper-based products to electronic or Internet based products, changing corporate policies on the part of the Company’s customers, and competition from others in the industry. In addition, the Company is subject to changes in costs of supplies necessary to produce its products and distribution of those products. The Company’s business is subject to seasonal variations and international sales. Sales outside the United States potentially present additional risks such as political, social, and economic instability, as well as exchange rate fluctuations.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK OF FINANCIAL INSTRUMENTS

The principal financial instrument risks to which the Company is exposed are fluctuations in foreign currency rates and interest rates. The Company utilizes certain derivative instruments to enhance its ability to manage risk. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions that are independent of those exposures. In addition, we do not enter into derivative instruments for speculative purposes, nor are we party to any leveraged derivative instrument.

Foreign Exchange Sensitivity

Due to the nature of the Company’s global operations, we are involved in transactions that are denominated in currencies other than the U.S. dollar, which creates exposure to currency exchange rate risk. The Company regularly utilizes foreign currency forward contracts to manage the volatility of certain intercompany and other transactions that are denominated in foreign currencies. These forward contracts are generally settled and renewed on a quarterly basis and do not meet specific hedge accounting requirements. Corresponding gains and losses have been recorded as a component of current operations, which offset gains and losses on the underlying transactions. As a result of our use of foreign currency exchange contracts, we recorded net losses totaling $0.3 million during fiscal 2002, net gains of $0.2 million during fiscal 2001, and net losses totaling $0.2 million during fiscal 2000.

All of our foreign currency exchange contracts were settled prior to August 31, 2002. However, the Company intends to continue utilizing foreign currency exchange contracts in future periods to offset potential foreign currency exchange risks.

Interest Rate Sensitivity

The Company is exposed to fluctuations in U.S. interest rates primarily as a result of the cash that we hold and our borrowing activities. Following payment and termination of our line of credit facility during fiscal 2002, our remaining debt balances consisted primarily of fixed-rate long-term mortgages on our buildings and property. The following table summarizes the Company’s debt obligations at August 31, 2002. For presentation purposes, the reported interest rates represent weighted average rates, with the period end rate used for variable rate debt obligations (dollars in thousands).

                                                                     Maturity (Fiscal Year)
                                   ___________________________________________________________________________________________
Debt                                   2003            2004           2005           2006            2007        Thereafter
______________________________     ___________________________________________________________________________________________

Fixed rate debt                      $   166         $   83          $   89        $   96           $  103         $ 1,046
Average interest rate                   8.73%          7.32%           7.36%         7.40%            7.44%           7.57%
______________________________________________________________________________________________________________________________

Variable rate debt                   $    23
Average interest rate                   5.25%
______________________________________________________________________________________________________________________________

At August 31, 2002, we were not party to any interest rate swap agreements or similar derivative instruments.

EURO CURRENCY CONVERSION

Since the beginning of the European Union’s transition to its common currency, the Euro, on January 1, 1999 our foreign subsidiaries were able to generate billings and accept payments from clients in both the Euro and legacy currencies. The European legacy currencies remained legal tender through January 1, 2002. We did not experience a material impact on our consolidated financial position, results of operations, or cash flows resulting from the introduction of the Euro and the transition process from the legacy currencies.

Item 8. Financial Statements and Supplemental Data

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Franklin Covey Co.:

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. and subsidiaries as of August 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three year period ended August 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Covey Co. and subsidiaries as of August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended August 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, in the year ended August 31, 2002.

/s/ KPMG LLP

Salt Lake City, Utah
November 19, 2002

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

August 31,	2002	2001

In thousands, except per share data

ASSETS
Current assets:
Cash and cash equivalents	$ 47,049	$ 14,864
Accounts receivable, less allowance for doubtful accounts of $1,802 and $1,799, respectively	21,117	26,639
Inventories	39,091	42,035
Income taxes receivable	1,411
Deferred income taxes	9,737
Prepaid expenses and other assets	13,482	14,973
Assets of discontinued operations	117,252

Total current assets	120,739	226,911

Property and equipment, net	75,928	103,715
Intangible assets, net	95,955	118,302
Goodwill, net	56,273
Investment in unconsolidated subsidiary	642	16,910
Other long-term assets	11,474	14,369

$ 304,738	$ 536,480

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 12,718	$ 19,493
Accrued liabilities	39,069	39,984
Income taxes payable	14,904
Current portion of long-term debt	189	11,574
Current portion of capital lease obligations	380
Liabilities of discontinued operations	35,525

Total current liabilities	66,880	106,956

Line of credit	35,576
Long-term debt, less current portion	1,417	49,527
Other liabilities	1,886	7,755
Deferred income taxes	26,784

Total liabilities	70,183	226,598

Commitments and contingencies (Notes 8, 9, 10, 11, 12, 14, 22, and 24)

Shareholders' equity:
Preferred stock - Series A, no par value; convertible into common stock at $14 per share; liquidation preference totaling $89,530 at August 31, 2002; 4,000 shares authorized, 873 shares and 831 shares issued,
respectively	87,203	82,995
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	222,953	223,898
Retained earnings	58,209	167,475
Notes and interest receivable related to financing common stock purchases by related parties, net	(12,362)	(35,977)
Accumulated other comprehensive loss	(280)	(4,681)
Treasury stock at cost, 7,089 and 7,215 shares, respectively	(122,521)	(124,395)
Accumulated other comprehensive loss from discontinued operations	(786)

Total shareholders' equity	234,555	309,882

$ 304,738	$ 536,480

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEAR ENDED AUGUST 31,	2002	2001	2000

In thousands, except per share data

Net sales:
Products	$ 221,641	$ 298,306	$ 363,182
Training and services	111,357	141,475	159,448

332,998	439,781	522,630

Cost of sales (exclusive of stock option purchase costs totaling $2,113 in fiscal 2000):
Products	110,791	144,391	185,517
Training and services	38,578	45,591	57,247

149,369	189,982	242,764

Gross margin	183,629	249,799	279,866

Selling, general, and administrative (exclusive of stock option purchase and relocation
costs totaling $9,114 in fiscal 2000)	216,910	224,458	230,353
Stock option purchases and relocation costs	11,227
Provision for losses on management stock loans	24,775	1,052
Impairment of investment in unconsolidated subsidiary	16,323
Loss on impaired assets	10,185	801	1,940
Restructuring cost reversals	(4,946)
Depreciation	33,342	27,441	25,517
Amortization	4,667	10,840	13,069

Income (loss) from operations	(122,573)	(14,793)	2,706

Equity in earnings of unconsolidated subsidiary	4,316	2,088
Interest income	3,112	3,180	1,079
Interest expense	(2,784)	(7,671)	(5,537)
Loss on settlement of interest rate swap	(4,894)
Other income (expense), net	644	(174)

Loss from continuing operations before income taxes	(122,179)	(17,196)	(1,926)
Benefit (provision) for income taxes	25,713	4,000	(5,546)

Loss from continuing operations	(96,466)	(13,196)	(7,472)
Income (loss) from discontinued operations, net of tax provision (benefit) totaling $(4,055),
$4,267, and $4,416, respectively	(7,584)	2,113	3,063
Gain on sale of discontinued operations, net of tax provision totaling $35,094	64,851

Loss before cumulative effect of accounting change	(39,199)	(11,083)	(4,409)
Cumulative effect of accounting change, net of tax benefit totaling $13,948	(61,386)

Net loss	(100,585)	(11,083)	(4,409)
Preferred stock dividends	(8,681)	(8,153)	(8,005)

Net loss attributable to common shareholders	$ (109,266)	$ (19,236)	$ (12,414)

Loss from continuing operations and preferred stock dividends per share:
Basic and diluted	$ (5.29)	$ (1.06)	$ (.76)

Net loss attributable to common shareholders per share:
Basic and diluted	$ (5.49)	$ (.95)	$ (.61)

Basic and diluted weighted average number of common and common equivalent shares	19,895	20,199	20,437

COMPREHENSIVE LOSS:

Net loss attributable to common shareholders	(109,266)	(19,236)	(12,414)
Market value of interest rate swap agreement, net of tax	2,786	(2,786)
Foreign currency translation adjustment	574	(732)	660

Comprehensive loss	$ (105,906)	$ (22,754)	$ (11,754)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Series A Preferred Stock	Common Stock	Treasury Stock
Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Notes and Interest Receivable	Deferred Compensation	Accumulated Other Comprehensive Loss	Shares	Amount	Total Share-Holders' Equity

In thousands
Balance at August 31, 1999	750	$ 75,000	27,056	$ 1,353	$ 235,632	$ 199,125	$	$ (320)	$ (782)	(6,676)	$ (131,574)	$ 378,434
Issuance of Series A preferred stock	42	4,092	4,092
Preferred stock dividends	(8,005)	(8,005)
Tax benefit from exercise of
affiliate stock options	557	557
Issuance of common stock from
treasury	(10,441)	925	17,404	6,963
Purchase of treasury shares	(688)	(5,482)	(5,482)
Issuance of note receivable from
sale of common stock	(894)	(894)
Deferred Compensation	262	262
Cumulative translation adjustment	660	660
Dividends on Series A preferred
stock paid with additional
shares of Series A preferred
stock	19	1,875	1,875
Net loss	(4,409)	(4,409)

Balance at August 31, 2000	811	80,967	27,056	1,353	225,748	186,711	(894)	(58)	(122)	(6,439)	(119,652)	374,053
Preferred stock dividends	(8,153)	(8,153)
Tax benefit from exercise of
affiliate stock options	25	25
Issuance of common stock from
treasury	(1,875)	165	2,712	837
Purchase of treasury shares	(941)	(7,455)	(7,455)
Deferred compensation	58	58
Cumulative translation adjustment	(732)	(732)
Purchase of notes receivable and
accrued interest receivable
related to purchases of
common stock by related
parties, net	(35,083)	(35,083)
Dividends on Series A preferred
stock paid with additional
shares of Series A preferred
stock	20	2,028	2,028
Valuation of derivative financial
instrument	(4,613)	(4,613)
Net loss	(11,083)	(11,083)

Balance at August 31, 2001	831	82,995	27,056	1,353	223,898	167,475	(35,977)	(5,467)	(7,215)	(124,395)	309,882
Preferred stock dividends	(8,681)	(8,681)
Issuance of common stock from
treasury	(1,445)	151	1,947	502
Purchase of treasury shares	(25)	(73)	(73)
Cumulative translation adjustment	574	574
Dividends on Series A preferred
stock paid with additional
shares of Series A preferred
stock	42	4,208	4,208
Additions to reserve for
management loan losses	24,775	24,775
Interest on participant loans	(1,160)	(1,160)
Settlement of interest rate swap	4,613	4,613
CEO compensation contribution	500	500
Net loss	(100,585)	(100,585)

Balance at August 31, 2002	873	$ 87,203	27,056	$ 1,353	$ 222,953	$ 58,209	$ (12,362)	$	$ (280)	(7,089)	$ (122,521)	$ 234,555

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,                                                                  2002              2001             2000
--------------------------------------------------------------------------- ----------------- ---------------- -----------------
In thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $(100,585)        $ (11,083)       $  (4,409)
     Adjustments to reconcile net loss to net cash provided
         by (used for) operating activities:
           Depreciation and amortization                                             42,052            47,873           48,805
           Gain on sale of discontinued operations, net of tax                      (64,851)
           Cumulative effect of accounting change, net of tax                        61,386
           Provision for losses on management stock loan program                     24,775             1,052
           Impairment of investment in unconsolidated subsidiary                     16,323
           Deferred income taxes                                                    (16,152)              637            1,562
           Loss on impaired assets                                                   10,185               801            1,940
           Loss on settlement of interest rate swap                                   4,894
           Equity in earnings of unconsolidated subsidiary                           (4,316)           (2,088)
           Payments for interest on management loan program                            (796)           (2,229)
           Other                                                                        160                58              262
           Changes in assets and liabilities, net of effects from
             acquisitions:
                Decrease in accounts receivable, net                                 51,124             5,610            4,639
                Decrease in inventories                                               3,413             8,303            3,943
                Increase in other assets                                             (4,167)           (1,151)         (13,282)
                Increase (decrease) in accounts payable
                   and accrued liabilities                                          (19,579)          (10,814)           5,804
                Decrease in accrued restructuring costs                                (582)           (2,648)         (11,040)
                Increase (decrease) in other long-term liabilities                   (1,256)             (144)           3,286
                Increase (decrease) in income taxes payable                          (9,049)           (1,811)           9,113
         Net cash provided by (used for) operating activities                        (7,021)           32,366           50,623

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of discontinued operations                                  156,512
     Purchases of property and equipment, net of effects from
         acquisitions                                                               (10,594)          (27,027)         (24,523)
     Formation of joint venture, acquisition of businesses, and earnout
         payments                                                                                      (4,432)         (21,444)
     Cash distribution of earnings from unconsolidated subsidiary                     4,261             3,354
     Proceeds from sale of property and equipment, net                                2,327            15,096            7,032
         Net cash provided by (used for) investing activities                       152,506           (13,009)         (38,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term line of credit borrowings                                                12,388           21,061
     Principal payments on short-term line of credit borrowings                      (9,750)          (20,522)          (4,573)
     Proceeds from long-term debt and line of credit, net of effects
         from acquisitions                                                            4,370            33,951           76,308
     Principal payments on long-term debt, long-term line of credit, and
         capital lease obligations                                                  (99,661)          (38,323)        (109,502)
     Payment of interest rate swap liability                                         (4,894)
     Purchases of common stock for treasury                                             (73)           (7,455)          (5,483)
     Proceeds from issuance of common stock from treasury                               502             1,042            6,069
     Proceeds from issuance of Series A Preferred Stock, net                                                             4,092
     Payment of preferred stock dividends                                            (4,367)           (6,084)          (5,977)
         Net cash used for financing activities                                    (113,873)          (25,003)         (18,005)

     Effect of foreign currency exchange rates on cash and cash
         equivalents                                                                    573              (732)             778

     Net increase (decrease) in cash and cash equivalents                            32,185            (6,378)          (5,539)
     Cash and cash equivalents at beginning of the year                              14,864            21,242           26,781
     Cash and cash equivalents at end of the year                                  $ 47,049         $  14,864        $  21,242

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franklin Covey Co. (the “Company”, “we”, “our”) provides integrated training and performance enhancement solutions to organizations and individuals in productivity, leadership, sales, communication, and other areas. Each integrated solution may include components for training and consulting, assessment, and other application tools that are generally available in electronic or paper-based formats. Our products and services are available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com. The Company’s best-known offerings include the Franklin PlannerTM, our productivity workshop entitled “What Matters Most”, and courses based on the best-selling book, The 7 Habits of Highly Effective People.

Fiscal Year

The Company utilizes a modified 52/53 week fiscal year that ends on August 31 of each year. Corresponding quarterly periods generally consist of 13-week periods that ended on November 24, 2001, February 23, 2002, and May 25, 2002 during fiscal 2002. Unless otherwise noted, references to fiscal 2003, fiscal 2002, fiscal 2001, and fiscal 2000 apply to the 12 months ending or ended on August 31, 2003, 2002, 2001, and 2000, respectively.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of Franklin Covey Coaching, LLC, a 50 percent owned joint venture (Note 5), were accounted for using the equity method in the accompanying consolidated financial statements.

Due to the discontinued operations presentation resulting from (1) the sale of Premier Agendas (“Premier”), and (2) the termination of franklinplanner.com’s operations, the fiscal 2001 and fiscal 2000 presentations have been revised to be comparable to the fiscal 2002 presentation.

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of August 31, 2002, we had demand deposits at various banks in excess of the $100,000 limit for insurance by the Federal Deposit Insurance Corporation. Our cash equivalents totaled $28.2 million at August 31, 2002. We had no significant cash equivalents as of August 31, 2001.

Trade Accounts Receivable

Trade accounts receivable were recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. We review the adequacy of our allowance for doubtful accounts on a monthly basis. Balances past due over 90 days, which exceed a specified dollar threshold, are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Elements of cost in inventories generally include raw materials, direct labor, manufacturing overhead, and freight in.

Property and Equipment

Our property and equipment balances are stated at cost less accumulated depreciation or amortization. Depreciation and amortization, which includes the amortization of assets recorded under capital lease obligations, are generally calculated using the straight-line method over the expected useful lives of the assets as follows:

Description	Useful Lives
Buildings Computer hardware and software Machinery and equipment Furniture, fixtures and leashold	15-39 years 3 years 3-7 years
improvements	5-7 years

Leasehold improvements are amortized over the lesser of the useful economic life of the asset or the contracted lease period. We charge expenditures for maintenance and repairs to expense as incurred. Gains and losses resulting from the sale of property and equipment are recorded in current operations except for significant infrequent property sales, such as buildings and land, which are recorded as components of other income and expense.

Goodwill and Intangible Assets

On September 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives. Goodwill and indefinite-lived intangibles are required to be tested periodically for impairment and written down, if necessary. Amortized intangible assets are required to be tested for recoverability using undiscounted cash flows as prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In connection with the implementation of SFAS No. 142, the Company recognized a $61.4 million, net of tax, impairment charge to operations that has been recorded as a cumulative effect of accounting change in our consolidated statement of operations for fiscal 2002. For further information regarding our goodwill and other intangible assets, refer to Note 4.

Prior to the adoption of SFAS No. 142, goodwill, which represents the excess of purchase price over the fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited, not to exceed 40 years. Goodwill was previously assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through the undiscounted future operating cash flows of the acquired entity. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

Long-Lived Assets

During fiscal 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we review our long-lived assets, such as property and equipment and definite-lived intangibles subject to amortization, for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. As required by SFAS No. 144, we use an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. Losses on impaired assets are recorded as a separate component of operating expenses in our consolidated statements of operations.

Restricted Investments

Our restricted investments consist of investments in mutual funds that are held in a “rabbi trust” and are restricted for payment to the participants of the Company’s deferred compensation plan (Note 17). We account for our restricted investments using SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As required by this statement, we determine the proper classification of investments at the time of purchase and reassess such designations at each balance sheet date. At August 31, 2002 and 2001, our restricted investments were classified as trading securities and recorded as a component of other long-term assets in our consolidated balance sheets.

In accordance with SFAS No. 115, our unrealized losses on restricted investments, which were immaterial for fiscal years 2002, 2001, and 2000 were recognized in the accompanying consolidated statements of operations for fiscal years 2002, 2001, and 2000 as a component of selling, general, and administrative expense.

Accrued Liabilities

The significant components of our accrued liabilities from continuing operations were as follows for the periods indicated (in thousands):

August 31,
2002	2001
Accrued EDS outsourcing costs Accrued compensation Unearned revenue Other accrued liabilities	$ 5,766 5,253 3,899 24,151	$ 2,817 5,949 4,250 26,968
$39,069	$39,984

Foreign Currency Translation and Transactions

Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars. The balance sheet accounts of our foreign subsidiaries were translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Revenues and expenses were translated using average exchange rates during the year. The resulting translation gains or losses were recorded as a component of accumulated other comprehensive loss in shareholders’ equity. Transaction gains and losses were reported in current operations.

Derivative Instruments

We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and as modified by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” During the normal course of business, the Company is exposed to risks associated with foreign currency exchange and interest rate fluctuations. In order to hedge our exposure to these elements, we have made limited use of derivative instruments. The fair value of each derivative that qualifies for hedge accounting is recognized in the balance sheet at its fair value. Changes in the fair value of derivative instruments that are not designated as hedge instruments are immediately recognized in our consolidated statements of operations. At August 31, 2002, the Company was not a party to any derivative instrument. For further information on our use of derivative instruments, refer to Note 10.

Revenue Recognition

We recognize product revenue when title and risk of loss are transferred to customers based upon terms of the sale, which is generally upon shipment or delivery of the product. We recognize training and service revenue upon presentation of the training seminar, delivery of consulting services, or shipment of training manuals. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Shipping and Handling Fees and Costs

All shipping and handling fees billed to customers were recorded as a component of sales. All costs incurred related to shipping and handling of products or training services were recorded as a component of cost of sales.

Retail Store Pre-Opening Costs

Pre-opening costs associated with new retail stores were charged to expense as incurred.

Advertising Costs

Costs for newspaper, television, radio, and other advertising were expensed as incurred or recognized over the period of expected benefit for direct response and catalog advertising. Direct response advertising costs consist primarily of printing and mailing costs for catalogs and seminar mailers that were charged to expense over the period of projected benefit, which ranges from three to 12 months. Total advertising costs in continuing operations were $30.3 million, $31.9 million, and $36.2 million for the years ended August 31, 2002, 2001, and 2000, respectively. Our prepaid catalog and seminar mailer costs reported in other current assets were $5.4 million and $5.2 million at August 31, 2002 and 2001, respectively.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with generally accepted accounting principles in the United States. During fiscal 2002, 2001, and 2000, we expensed $4.9 million, $3.9 million, and $6.2 million, respectively, of research and development costs which were recorded as a component of selling, general, and administrative expenses in our consolidated financial statements.

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred income taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

Based upon the weight of available evidence, and the nature and duration of various deferred tax assets, we determined that it is more likely than not that the related benefits from deferred tax deductions and foreign tax carryforwards will not be realized. Accordingly, we recorded the appropriate valuation allowances on our deferred tax assets during fiscal 2002.

Comprehensive Income/Loss

Comprehensive income/loss includes charges and credits to equity accounts that were not the result of transactions with shareholders. Comprehensive income/loss is comprised of net loss attributable to common shareholders and other comprehensive income/loss items. Our comprehensive income and losses consisted of changes in the fair value of derivative instruments and changes in the cumulative foreign currency translation adjustments. The changes in cumulative foreign currency translation adjustments were not adjusted for income taxes as they relate to specific indefinite investments in foreign subsidiaries.

Stock-Based Compensation

We account for stock-based compensation and awards using the intrinsic-value based method of accounting as outlined in Accounting Principles Board (“APB”) Opinion 25 and related interpretations. Under the intrinsic-value methodology, no compensation cost is recognized for stock option awards granted at, or above, the fair market value of the stock on the date of grant. Restricted stock awards result in the recognition of deferred compensation, which was recorded as a reduction of shareholders’ equity and was amortized to operating expense over the vesting period of the stock award. We amortized deferred stock compensation over the vesting period of each award using the straight-line method. At August 31, 2002, there were no remaining unamortized restricted stock awards. For further information on our stock-based compensation plans, refer to Note 13.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) released SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt the provisions of SFAS No. 143 during fiscal 2003, but does not expect this statement to have an impact on our operations or financial position.

During June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement applies to costs associated with an exit activity, including restructuring activities, or with the disposal of long-lived assets. Exit activities can include eliminating or reducing product lines, terminating employees and related contracts, and relocating plant facilities or personnel. Under the provisions of SFAS No. 146, entities will be required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective for exit activities initiated after December 31, 2002. We have not completed our analysis of the provisions of SFAS No. 146, but we do not expect the guidelines found in this statement to have a material impact upon our operations or financial position.

2. INVENTORIES

Inventories of continuing operations were comprised of the following (in thousands):

August 31,
2002	2001
Finished goods Work-in-process Raw Materials	$ 30,615 1,141 7,335	$ 30,659 1,507 9,869
$ 39,091	$ 42,035

3. PROPERTY AND EQUIPMENT

Property and equipment of continuing operations were comprised of the following (in thousands):

August 31,
2002	2001
Land and improvements Buildings Machinery and equipment Computer hardware and software Furniture, fixtures, and leasehold improvements	$ 2,111 35,534 32,912 71,767 57,487	$ 4,982 34,146 35,220 81,774 58,166
Less accumulated depreciation and amortization	199,811 (123,883)	214,288 (110,573)
$ 75,928	$103,715

Certain land and buildings represent collateral for mortgage debt obligations (Note 8).

4. INTANGIBLE ASSETS AND GOODWILL

During June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." The new reporting provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and requires such assets to be tested and written down to fair value, if necessary. The new standards also prescribe valuation procedures for intangible assets subject to amortization that are consistent with the guidelines found in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We elected to adopt the provisions of SFAS No. 141 and SFAS No. 142 during fiscal 2002.

Our intangible assets were comprised of the following for the periods indicated (in thousands):

                                 Gross                        Net
                                Carrying    Accumulated     Carrying
August 31, 2002                  Amount     Amortization   Amount of
                                                          Intangibles
________________________________________________________________________________
Amortized Intangible Assets:
License rights                  $  27,000     $  (3,669)    $  23,331
Curriculum                         62,320       (22,853)       39,467
Customer lists                     18,874        (8,799)       10,075
Trade names                         1,277        (1,195)           82
                                  109,471       (36,516)       72,955
Unamortized Intangible Asset:
Covey trade name                   27,857        (4,857)       23,000
Balance at August 31, 2002      $ 137,328     $ (41,373)    $  95,955

August 31, 2001
________________________________________________________________________________
Amortized Intangible Assets
License rights                  $  27,000     $  (2,869)    $  24,131
Curriculum                         63,086       (20,962)       42,124
Customer lists                     18,874        (7,784)       11,090
Trade names                         1,277        (1,007)          270
                                  110,237       (32,622)       77,615
Unamortized Intangible Asset:
Covey trade name                   45,544        (4,857)       40,687
Balance at August 31, 2001      $ 155,781     $ (37,479)    $ 118,302

Our aggregate amortization expense from continuing operations for the years ended August 31, 2002 and 2001 totaled $4.7 million and $10.8 million, respectively. Estimated amortization expense from continuing operations for the next five years is expected to be as follows (in thousands):

Year Ending August 31,
2003 2004 2005 2006 2007	$4,384 4,011 4,011 3,188 3,131

We review our amortized intangible assets for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be realizable. We assess our amortized intangible assets using estimated future undiscounted cash flows as prescribed by SFAS No. 144.

We elected to adopt the provisions of SFAS No. 142 on September 1, 2001 and hired an independent valuation firm to assess the value of our goodwill and indefinite-lived intangibles in accordance with the new measurement requirements of SFAS No. 142. The valuation process assigned the Company’s assets to our operating business units and then determined the fair market value of those assets using a discounted cash flow model that also considered factors such as market capitalization and the appraised values of certain assets. Based upon the results of the valuation, the goodwill assigned to the Organizational Strategic Business Unit, Consumer Strategic Business Unit, and corporate support group, plus a portion of the Covey trade name intangible asset were impaired. The resulting write-off from the adoption of SFAS No. 142 totaled $75.3 million ($61.4 after applicable tax benefits). We also reduced the amortization period of certain amortized intangible assets in accordance with SFAS No. 142. The impairment loss was comprised of the following items (in thousands):

Amount
Impaired goodwill Impaired Covey trade name intangible asset	$ 61,682 13,652
Total SFAS No. 142 adoption impairment loss	$ 75,334

In connection with the adoption of SFAS No. 142, we recorded a $13.7 million impairment charge to the Covey trade name intangible, which has an indefinite life and is no longer amortized. As required by SFAS No. 142, the carrying amount of the Covey trade name was reassessed at August 31, 2002, and based upon the same valuation methodology used in the adoption of SFAS No. 142, an additional $4.0 million was impaired. The additional impairment was recorded as a component of loss on impaired assets (Note 15) in our consolidated statement of operations for the fiscal year ended August 31, 2002. The Covey trade name intangible asset was valued using the present value of estimated royalties derived from trade name related revenues, which consist primarily of training seminars and related items.

Goodwill and intangible assets assigned to the Education Business Unit, which consisted primarily of Premier, were not written down because the fair values of that business unit’s assets exceeded their carrying amounts at the measurement date. The changes in the net carrying amount of goodwill for the year ended August 31, 2002 were as follows (in thousands):

Organizations Strategic Business Unit	Consumer Strategic Business Unit	Corporate/ Education Business Unit
Balance at September 1, 2001 Impairment loss from adoption of SFAS No. 142 Goodwill written off related to sale of Premier	$ 45,684 (45,684)	$ 10,589 (10,589)	$ 44,368 (5,409) (38,959)
Balance at August 31, 2002	$ -	$ -	$ -

If the provisions of SFAS No. 142 were in effect at September 1, 1999, and the adjustment was the same as in fiscal 2002, the following unaudited pro forma financial results would have occurred. Amounts presented below were adjusted to reflect Premier and franklinplanner.com as discontinued operations for comparability to amounts reported in the accompanying consolidated statement of operations for fiscal 2002 (in thousands).

Fiscal Year Ended
August 31,
___________________________________________________________________
(Unaudited)                   2002          2001          2000
___________________________________________________________________
Reported loss from
  continuing
  operations before
  income tax benefit        $(122,179)    $ (17,196)    $  (1,926)
Add back: Goodwill
  amortization                                6,449         6,702
Add back: Indefinite-
  lived intangible
  amortization                                1,139         1,139
Deduct: Revised
  estimated useful life
  amortization                                 (262)         (262)
                        ___________________________________________
Adjusted income
  (loss) from continuing
  operations before
  income tax benefit         (122,179)       (9,870)        5,653
Adjusted income tax
  benefit (provision)          25,713         1,641        (8,048)
                        _________________________________________
Adjusted loss from
  continuing
  operations                  (96,466)       (8,229)       (2,395)
Adjusted income
  (loss) from
  discontinued
  operations, net of
  tax                          (7,584)        6,482         6,997
Gain on sale of
  discontinued
  operations, net of
  tax                          64,851
                        _________________________________________
Adjusted net income
  (loss)                      (39,199)       (1,747)        4,602
Preferred dividends            (8,681)       (8,153)       (8,005)
                        _________________________________________
Net loss attributable
to common shareholders      $ (47,880)    $  (9,900)    $  (3,403)
                        _________________________________________

Basic and Diluted Earnings per
Share (Unaudited):
Reported loss from
  continuing
  operations and
  preferred stock
  dividends                 $    (5.29)   $    (1.06)   $     (.76)
Goodwill amortization                            .32           .33
Indefinite-lived
  intangible
  amortization                                   .06           .05
Revised estimated
  useful life
  amortization                                  (.01)         (.01)
Income tax adjustment                           (.12)         (.12)
                        ___________________________________________
Adjusted loss from
  continuing
  operations                    (5.29)         (.81)         (.51)
Adjusted income
  (loss) from
  discontinued operations        (.38)          .32           .34
Gain on sale of
  discontinued
  operations, net of
  tax                            3.26
                        __________________________________________
Adjusted net loss
  attributable to
  common shareholders       $   (2.41)    $    (.49)    $    (.17)
                       ___________________________________________
Basic and diluted
  weighted average
  number of common
  shares outstanding           19,895        20,199        20,437
                        _________________________________________

The preceding unaudited pro forma schedules were adjusted to reflect applicable tax rates as though the provisions of SFAS No. 142 were effective September 1, 1999. Amortization expense excluded from discontinued operations under the provisions of SFAS No. 142 totaled $5.4 million and $4.8 million in fiscal 2001 and 2000. The adjusted discontinued operations tax provisions were $5.3 million and $5.2 million for fiscal 2001 and 2000, respectively.

5. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Effective September 1, 2000, we entered into a joint venture agreement with American Marketing Systems ("AMS") to form Franklin Covey Coaching, LLC ("FCC"). Each partner owned 50 percent of the joint venture and participated equally in its management. We accounted for our investment in FCC using the equity method of accounting and reported our share of the joint venture's net income as equity in the earnings of an unconsolidated subsidiary in our consolidated financial statements. The Company's share of FCC's earnings totaled $4.3 million and $2.1 million for the fiscal years ended August 31, 2002 and 2001, respectively. Summarized financial information for FCC as of and for the years ended August 31, 2002 and 2001 was as follows (in thousands):

August 31,
_____________________________________________________________
                                 2002             2001
_____________________________________________________________
Net sales                    $     26,392      $     21,591
Gross profit                       18,331            14,192
Net income                          9,935             5,936

Current assets               $      7,718      $      5,296
Long-term assets                   17,385            17,315
                           __________________________________
     Total assets            $     25,103      $     22,611
                           __________________________________

Current liabilities          $      8,626      $      6,157
Long-term liabilities                  67               174
                           __________________________________
     Total liabilities       $      8,693      $      6,331
                           __________________________________

Members' equity              $     16,410      $     16,280
                           __________________________________

The joint venture agreement required the Company’s coaching programs to achieve specified earnings thresholds beginning in fiscal 2002 (the joint venture agreement did not contain an earnings threshold requirement in fiscal 2001) or the existing joint venture agreement could be terminated at the option of AMS. Based upon available information, the Company’s management believed that the required earnings threshold in fiscal 2002 could be reached through increased business from existing coaching programs and the creation of new programs. However, due to unfavorable economic conditions and other factors, the Company’s coaching programs did not produce $3.2 million in earnings as required for fiscal 2002. As a result, AMS exercised its option to terminate the existing joint venture agreement effective August 31, 2002.

Based upon our coaching program performance throughout fiscal 2002, and expected termination of our interest in FCC, we recognized $16.3 million of impairment charges to our investment in FCC during the first two quarters of fiscal 2002. The impairment charges were based upon currently available information related to negotiations with AMS throughout fiscal 2002. Under the provisions of a new partnership agreement that eventually terminates our interest in FCC, we received a $0.3 million payment at the end of fiscal 2002, will receive payments totaling $2.0 million during fiscal 2003, and may receive an additional $1.2 million in payments from AMS and FCC. The new partnership agreement payments are comprised of the following three components:

Ownership Change Payment – On August 30, 2002, AMS paid the Company $0.3 million for our Class A ownership shares in FCC and issued Class B shares to us. The Class B ownership shares prohibit the Company from active participation in the management of FCC, but provide us the opportunity to receive a portion of FCC’s earnings as described below.

FCC Net Income Recognition – During fiscal 2003, we will continue to recognize a portion of FCC’s net income and receive cash distributions totaling $2.0 million. As the Company receives these payments during fiscal 2003, we will first reduce our remaining investment in FCC to zero and recognize the excess amount as an offset to operating expenses, rather than as equity in the earnings of an unconsolidated subsidiary. Based upon current operating trends at FCC, we anticipate receiving the entire $2.0 million of cash distribution payments during fiscal 2003.

Contingent Program Payment – The third component of the new partnership agreement is contingent upon the earnings of our coaching programs during fiscal 2003 and September 2003. If our coaching programs achieve earnings before interest, taxes, depreciation, and amortization (“EBITDA”) greater than $1.2 million during the 13 month period ended September 30, 2003, then a final payment will be made in October 2003, for the entire contingent program payment. The contingent payment may not exceed $1.2 million, however, the contingent payment may be reduced on a dollar-for-dollar basis if our coaching programs fail to produce $1.2 million of EBITDA during the measurement period. We will record the contingent program payment receivable as a component of other current assets to the extent it is earned during the measurement period by our coaching program financial results.

Following receipt of the new partnership agreement payments, we will have no further profit participation in the earnings of FCC. As of August 31, 2002, our remaining net investment in Franklin Covey Coaching, LLC totaled $0.6 million.

6. CAPITALIZED COMPUTER SOFTWARE COSTS

In the normal course of business, we develop productivity and leadership training software products for sale to customers through our various distribution channels. We capitalize costs associated with the development of software products in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” and related pronouncements. Capitalized computer software development costs totaled $3.8 million and $3.6 million at August 31, 2002 and 2001, respectively. Capitalized computer software costs were recorded as a component of other long-term assets in our consolidated balance sheets.

Capitalized computer software costs are generally amortized based upon units sold, with a maximum useful life of two years from the software release date. We review our capitalized computer software costs for impairment whenever circumstances indicate that the carrying amount of the asset may not be realizable. We assess current product sales trends as well as estimates of future sales and corresponding undiscounted cash flows as prescribed by SFAS No. 144. Amortization of capitalized computer software costs is recorded as a component of cost of sales and impaired computer software costs were recorded as a separate component of operating expenses in the accompanying consolidated statements of operations. Total amortization expense and impairment charges were as follows for the periods indicated (in thousands):

Fiscal Year Ended August 31,
2002	2001	2000
Amortization expense Impairment charges	$ 1,678 1,758	$ 1,117 801	$ 2,156 1,940

Subsequent to the software product release date, costs for maintenance, including minor upgrades are expensed as incurred.

7. DISCONTINUED OPERATIONS

During fiscal 2002, we sold the operations of Premier Agendas and discontinued our on-line planning service offered at franklinplanner.com. Under the provisions of SFAS No. 144, these operations were classified as discontinued operations in our consolidated financial statements. The operating results of Premier and franklinplanner.com were recorded as discontinued operations, net of tax, in the accompanying consolidated statements of operations and consisted of the following (in thousands). The operating results of Premier during fiscal 2002 include results from September 1, 2001 through December 21, 2001, the closing date of the sale, a period during which Premier does not recognize significant sales. The operations of franklinplanner.com were discontinued during August 2002.

Fiscal Year Ended
August 31,
________________________________________________________________
                          2002          2001          2000
________________________________________________________________
Income (loss) from
  Premier operations,
  net of tax              $  (5,844)    $   5,190     $   4,486
Loss from franklin-
  planner.com
  operations, net of
  tax                        (1,740)       (3,077)       (1,423)
                      __________________________________________
Income (loss) from
  discontinued
  operations              $  (7,584)    $   2,113     $   3,063
                      __________________________________________

The income tax provision (benefit) attributable to Premier and franklinplanner.com operations was as follows for the periods indicated (in thousands):

Fiscal Year Ended
August 31,
_______________________________________________________________
                          2002          2001          2000
_______________________________________________________________
Tax provision
  (benefit) from
  Premier Agendas         $  (3,033)    $   6,074     $   5,251
Tax benefits from
Franklinplanner-
  .com operations            (1,022)       (1,807)         (835)
                      _________________________________________
Tax provision
  (benefit) from
  discontinued
  operations              $  (4,055)    $   4,267     $   4,416
                      _________________________________________

The carrying amounts of assets and liabilities for Premier and franklinplanner.com, which were disclosed as discontinued operations in our consolidated balance sheet at August 31, 2001, were as follows (in thousands):

                        Premier     franklin-
    Description         Agendas     planner.com        Total
_________________________________________________________________
Accounts
  receivable,             $  52,188                   $  52,188
  net
Inventories                   3,138                       3,138
Other current assets          2,091     $      12         2,103
Property and
  equipment, net              6,866         1,727         8,593
Intangible assets, net        6,266           596         6,862
Goodwill, net                38,959         5,409        44,368
                      ___________________________________________
  Total assets of
  discontinued
  operations              $ 109,508     $   7,744     $ 117,252
                      ___________________________________________

Line of credit            $   9,750                   $   9,750
Accounts payable              7,178                       7,178
Current portion of
  long-term debt and
  capital lease
  obligations                 1,720                       1,720
Income taxes payable          4,219                       4,219
Other current
  liabilities                 8,005     $     182         8,187
Long-term debt,
  less current portion          413                         413
Deferred income
  taxes                       4,058                       4,058
                      __________________________________________
Total liabilities
  of discontinued
  operations              $  35,343     $     182     $  35,525
                      ___________________________________________

Cumulative
  translation
  adjustment              $    (786)                  $    (786)
                      ___________________________________________

Additional information regarding the sale of Premier Agendas and the termination of franklinplanner.com is provided below.

Sale of Premier Agendas

Effective December 21, 2001, we sold Premier Agendas, Inc., a wholly owned subsidiary located in Bellingham, Washington, and Premier School Agendas Ltd., a wholly owned subsidiary organized in Ontario, Canada, (collectively, “Premier”) to School Specialty, Inc., a Wisconsin-based company that specializes in providing products and services to students and schools. Premier provided productivity and leadership solutions to the educational industry, including student and teacher planners. The sale price was $152.5 million in cash plus the retention of Premier’s working capital, which was received in the form of a $4.0 million promissory note from the purchaser. Prior to the sale closing, we received cash distributions from Premier’s working capital that totaled approximately $7.0 million. The Company received full payment on the promissory note plus accrued interest during June 2002. Additionally, we will receive $0.8 million of cash from Premier related to estimated income tax payments and tax benefits from net operating losses. The Company has agreed not to sell student planners containing the Company’s “7 Habits” and “What Matters Most” content directly to schools and school districts in the K through 12 market subsequent to the closing. We recognized a pretax gain of $99.9 million ($64.9 million after applicable taxes) on the sale of Premier, which was recorded as a gain on the sale of discontinued operations in the consolidated statement of operations for fiscal 2002. As part of the sale of Premier, the Company retained responsibility for certain outstanding legal claims against Premier, which were settled subsequent to August 31, 2002 (Note 11).

The operating results of Premier were historically included in the education segment for segment reporting purposes (Note 21). The Company recorded the following operating results for Premier for the periods indicated (in thousands):

Fiscal Year Ended
August 31,
_________________________________________________________________
                          2002          2001          2000
_________________________________________________________________
Sales                   $   5,329     $  85,438     $  79,985
Pretax income (loss)       (8,877)       11,264         9,737

Under terms of the Company’s then-existing credit facilities, we used $92.3 million of the proceeds from the sale of Premier to pay off and terminate our term loan and revolving credit line (Note 8).

Termination of franklinplanner.com

During the fourth quarter of fiscal 2002, we discontinued the on-line planning services provided at franklinplanner.com. The Company acquired franklinplanner.com during fiscal 2000 and we intended to sell on-line planning as a component of our productivity solution for both organizations and individuals. However, due to competitors that offered on-line planning at no charge and other related factors, the Company was not able to produce a profitable business plan for the operations of franklinplanner.com. Although we were unable to generate revenue from the on-line planning services available at franklinplanner.com, we considered an on-line planning tool an essential component of our overall product offerings and continued to operate franklinplanner.com during fiscal 2001 and fiscal 2002. However, due to operating results recorded during fiscal 2002, and the need to reduce operating expenses, combined with new technology product offerings, franklinplanner.com was terminated during late fiscal 2002.

The operating results of franklinplanner.com were historically included as a component of corporate expenses for segment reporting purposes (Note 21). The Company recorded the following operating results for franklinplanner.com during the periods indicated (in thousands):

Fiscal Year Ended
August 31,
_________________________________________________________________
                          2002          2001          2000
_________________________________________________________________
Sales                   $    none     $    none     $    none
Pretax loss                (2,762)       (4,884)       (2,258)

8. DEBT

As required by the terms of our credit agreement that was obtained during fiscal 2001, we used $92.3 million of the proceeds from the sale of Premier (Note 7) to pay all amounts outstanding on our existing term loan and line of credit agreements. As a result of this prepayment, the existing line of credit agreement was terminated and the Company has not sought to obtain a new credit agreement. Following the payment and termination of these debt instruments, our remaining debt consists primarily of long-term mortgages on our buildings and property.

Lines of Credit

As a result of the payment and termination of our line of credit agreement as described above, we did not have any outstanding line of credit debt at August 31, 2002. At August 31, 2001, we had $35.6 million outstanding on a $45.6 million long-term line of credit facility, which is included in the liabilities of continuing operations, and $9.8 million outstanding on a short-term line of credit through Premier, which is included in the liabilities of discontinued operations in our consolidated balance sheet for August 31, 2001. The weighted average interest rate on the short-term line of credit debt was 5.1 percent at August 31, 2001. The weighted average interest rate on the long-term line of credit facility was 6.4 percent as of August 31, 2001. Commitment fees associated with the lines of credit prior to their termination totaled $0.1 million during fiscal 2002.

Long-Term Debt

Our long-term debt in continuing operations was comprised of the following items (in thousands):

AUGUST 31,
________________________________________________________________
                                            2002         2001
________________________________________________________________
Mortgage payable in monthly
  installments of $14 CDN, including
  interest at 5.75% through January
  2015, secured by real estate           $     855          907

Mortgage payable in monthly
  installments of $8 including
  interest at 9.9% through October
  2014, secured by real estate                 639          665

Note payable to bank, payable in
  quarterly installments of $44,
  including interest at 10%, through
  January 2003, secured by software             89

Note payable to bank, payable in
  monthly installments of $23, plus
  interest at prime plus .5%,
  payable through September 2002,
  secured by real estate                        23          305

Term note payable to bank, with
  interest at LIBOR plus 2.5%,
  secured by real estate,
  inventories, and receivables paid
  in full during December 2001                           56,211

Note payable in annual
  installments of $3,000 plus
  interest at 8%, unsecured and paid
  in full during December 2001                            3,000

Contract and license agreement
  payable in monthly installments of
  $7, paid in full during October 2001                       13
________________________________________________________________
                                             1,606       61,101

Less current portion                          (189)     (11,574)
________________________________________________________________
Long-term debt, less current
  portion                                $   1,417    $  49,527
________________________________________________________________

Future maturities of long-term debt at August 31, 2002 were as follows (in thousands):

YEAR ENDING
AUGUST 31,
________________________________________________________________
2003                                               $      189
2004                                                       83
2005                                                       89
2006                                                       96
2007                                                      103
Thereafter                                              1,046
                                                ________________
                                                   $    1,606
                                                ________________

9. LEASE OBLIGATIONS

Capital Leases

During fiscal 2002, we paid in full our remaining capital lease obligations. Our assets that were purchased through capital lease arrangements were comprised primarily of office furniture and equipment and had a total cost basis of $3.1 million and $4.0 million, with accumulated amortization of $2.2 million and $2.6 million at August 31, 2002 and 2001, respectively. Amortization of capital lease assets was included as a component of depreciation expense in our consolidated statements of operations.

Operating Leases

In the normal course of business, we lease retail store and office space under noncancelable operating lease agreements. The majority of our retail stores lease space in or around shopping centers or malls and other areas that generally have significant consumer traffic. We also rent office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. These operating lease agreements generally contain renewal options that may be exercised at our discretion after completion of the base rental term. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occurs on an annual basis. At August 31, 2002, our operating leases have remaining terms that range from one to fourteen years. The following table summarizes our future minimum lease payments under operating leases at August 31, 2002 (in thousands):

YEAR ENDING
AUGUST 31,
________________________________________________________________
2003                                              $    16,980
2004                                                   14,915
2005                                                   11,724
2006                                                    8,255
2007                                                    6,378
Thereafter                                             21,881
                                                ________________
                                                  $    80,133
                                                ________________

We recognize lease expense on a straight-line basis over the life of the lease agreement and contingent rent expense as it is incurred. Total rental expense in continuing operations for operating leases was $18.9 million, $18.5 million, and $16.5 million, for the years ended August 31, 2002, 2001, and 2000, respectively. Additionally, certain retail store leases contain terms that require additional, or contingent, rental payments based upon the realization of specified sales thresholds. Our contingent rental payments were insignificant during fiscal 2002 and totaled $0.4 million and $0.3 million during fiscal 2001 and fiscal 2000, respectively.

The Company exited certain leased office space in Provo, Utah during fiscal 2000. In connection with leaving the office space, we obtained a noncancelable sublease agreement for the majority of our remaining lease term on the buildings. The sublease agreement for the office space expires in March 2007 and contains renewal provisions that allow the subleasee to extend the sublease agreement, at its option, until March 2013, the date the original lease agreement terminates. As part of our restructuring accrual, the Company has reserved for the difference between our lease payments on the exited buildings and the payments to be received from the subleasee (Note 16). Future minimum lease payments due to the Company from the subleasee as of August 31, 2002 were as follows (in thousands):

YEAR ENDING
AUGUST 31,
________________________________________________________________
2003                                              $     1,901
2004                                                    1,958
2005                                                    2,017
2006                                                    2,077
2007                                                    1,232
                                                ________________
                                                  $     9,185
                                                ________________

Total sublease payments to the Company were $2.0 million, $2.2 million, and $0.6 million in fiscal 2002, fiscal 2001, and fiscal 2000, respectively. Sublease payments were recorded as reductions to selling, general, and administrative expenses in our consolidated statements of operations.

10. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The book value of our financial instruments approximates fair value. However, the fair values of our financial instruments were based on a variety of factors and assumptions. Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized as of August 31, 2002 or 2001, or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement. The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes:

Cash and Cash Equivalents – The carrying amounts of cash and cash equivalents approximate their fair values due to the short maturity of these instruments.

Accounts Receivable – The carrying value of accounts receivable approximate their fair value due to the short-term maturity and expected collection of these instruments.

Other Assets – Our other assets, including the investment in an unconsolidated subsidiary and notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt – The fair values of our debt balances were estimated by using discounted cash flow analyses based upon market rates available to us for similar debt with the same remaining maturities. Debt balances at August 31, 2002 consisted primarily of mortgage debt on various buildings used by the Company. The majority of our debt at August 31, 2001 was comprised of variable-rate debt, which was paid in full during fiscal 2002.

Interest Rate Swap Agreement – The fair value of our interest rate swap agreement outstanding at August 31, 2001 was based upon quoted market prices and fair value information obtained from the third-party bank, which acted as counterparty to the agreement.

Derivative Instruments

During the normal course of business, we are exposed to interest rate and foreign currency exchange risks. To manage risks associated with interest rates and foreign currencies, we have made limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, our derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions that are independent of those exposures. In addition, we do not enter into derivative contracts for trading or speculative purposes, nor are we party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument and, thus, are not a measure of the exposure to the Company through our use of derivatives. The Company enters into derivative agreements with highly rated counterparties and we do not expect to incur any losses resulting from non-performance by other parties.

Interest Rate Risk Management – Generally, under interest rate swaps, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to a contracted notional amount. When appropriate, we designate interest rate swap agreements as hedges of risks associated with specific assets, liabilities, or future commitments, and these contracts are monitored to determine whether the underlying agreements remain effective hedges. The interest rate differential on interest rate swaps is recognized as a component of interest expense or income over the term of the agreement. We do not make extensive use of interest rate swap agreements in the normal course of business.

In connection with our management stock loan program (Note 14), the Company entered into an interest rate swap agreement. As a result of the credit agreement obtained in fiscal 2001, the notes receivable from loan participants, corresponding debt, and interest rate swap agreement were recorded on the Company’s consolidated balance sheet at August 31, 2001. Under terms of our then existing credit agreement, we were obligated to use a portion of the proceeds from the sale of Premier to retire all outstanding debt, including the amount related to the management common stock loan program. As a result of this transaction, the underlying obligation of the interest rate swap agreement was transformed from a hedge instrument to a speculative instrument, which we settled during the second quarter of fiscal 2002 for a payment of $4.9 million in cash. At August 31, 2001, the fair value of this agreement was a $4.6 million liability ($2.8 million net of tax), which was recorded as a component of other long-term liabilities and accumulated comprehensive loss in our consolidated balance sheet for fiscal 2001. The interest rate differential totaled $0.6 million during fiscal 2002 prior to settlement and totaled $0.1 million during fiscal 2001. The Company had no interest rate swap agreements or similar derivative contracts in place at August 31, 2002.

Foreign Currency Exposure – The Company has international operations and during the normal course of business we are exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. During fiscal 2002, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions that are denominated in foreign currencies. Our foreign exchange contracts did not meet specific hedge accounting requirements and corresponding gains and losses were recorded as a component of current operations, which offset the gains and losses on the underlying transactions, in the accompanying consolidated statements of operations. As a result of our use of foreign currency exchange contracts, we recorded net losses totaling $0.3 million during fiscal 2002, net gains totaling $0.2 million during fiscal 2001, and net losses totaling $0.2 million during fiscal 2000. All of our foreign currency exchange contracts were settled prior to August 31, 2002. However, the Company intends to continue utilizing foreign currency exchange contracts in future periods to offset potential foreign currency exchange risks.

11. COMMITMENTS AND CONTINGENCIES

EDS Contract

During fiscal 2001, we entered into long-term outsourcing agreements with Electronic Data Systems (“EDS”) to provide warehousing, distribution, information systems, and call center operations. Under terms of the outsourcing contracts and their amendments, EDS operates our primary call center, provides warehousing and distribution services, and supports the Company’s information systems. The outsourcing agreements expire at various dates through 2017 and have required minimum payments totaling approximately $361.4 million, which are payable over the lives of the agreements. During fiscal 2002, we paid $33.6 million to EDS for services provided under terms of the outsourcing agreements. The following schedule summarizes our required minimum payments to EDS for outsourcing services over the lives of the agreements (in thousands):

YEAR ENDING
AUGUST 31,
________________________________________________________________
2003                                              $    31,298
2004                                                   31,431
2005                                                   31,428
2006                                                   30,246
2007                                                   28,919
Thereafter                                            208,031
                                                ________________
                                                  $   361,353
                                                ________________

Beginning in fiscal 2003, the warehouse, distribution, and call center components of the contract will, to the extent volumes exceed contractual minimums, be a variable charge, which will be based upon the number of actual transactions processed, such as boxes shipped and agent hours. Total payments to EDS may differ materially from required minimum payments if actual activity increases over the term of the agreements. The outsourcing contract also contains early termination provisions that we may exercise under certain conditions. However, in order to exercise the early termination provisions, the Company would have to pay specified penalties to EDS depending upon the circumstances of the contract termination.

Purchase Commitments

The Company has various purchase commitments for materials, supplies, and other items incident to the ordinary conduct of business. Individually and in aggregate, these commitments are immaterial to the Company’s operations.

Legal Matters

As part of the sale of Premier Agendas (Note 7), the Company retained certain outstanding legal claims against Premier. Subsequent to August 31, 2002 we settled these outstanding claims for approximately $0.8 million, which increased the recorded gain from the sale of Premier as we had accrued $3.5 million for the potential liability related to these claims.

During fiscal 2002, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) seeking documents and information relating to our management stock loan program and previously announced, and withdrawn, tender offer. We have provided the documents and information requested by the SEC, including the testimony of our Chief Executive Officer and other key employees. The Company has cooperated, and will continue to cooperate, fully in providing requested information to the SEC. The SEC has stated that the formal inquiry is not an indication that the SEC has concluded that there has been a violation of any law or regulation. The Company believes that we have complied with the laws and regulations applicable to our management stock loan program and withdrawn tender offer.

Acquisition Earnout Payments

In connection with the acquisitions of Premier Agendas and our Personal Coaching Division in fiscal 1997, we were required to pay contingent earnout payments during fiscal 2001 and fiscal 2000 to the prior owners of these entities. The contingent earnout payments were based upon the achievement of specified earnings targets during the measurement period defined in the respective acquisition agreements. These contingent earnout payments were recorded as additions to the original purchase price after considering factors found in Emerging Issues Task Force (“EITF”) Issue No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” We considered factors involving terms of continuing employment of key personnel, since the earnout payments were not automatically forfeited upon termination of key management, factors involving reasons for contingent payment provisions, such as the relative value of the original purchase price to the value of the acquired entity, and factors regarding the formula for determining the contingent payment. Based upon these factors, the contingent earnout payments were recorded as additions to the original purchase price rather than compensation expense. The Company paid the following contingent earnout payments during the periods indicated (in thousands):

Fiscal Year Ended
August 31,
________________________________________________________________
                                     2001              2000
________________________________________________________________
Personal Coaching            $      1,903      $      5,200
Premier Agendas                                      10,853
                           _____________________________________
Total contingent
  earnout payments           $      1,903      $     16,053
                           _____________________________________

Contingent earnout payments were recorded as goodwill when paid and were being amortized over the remaining life of the original purchased goodwill prior to the adoption of SFAS No. 142. At August 31, 2002, the Company had no non-compensatory contingent earnout liabilities.

12. RELATED PARTY TRANSACTIONS

For fiscal 2002, our Chief Executive Officer (“CEO”) decided to forgo his salary, which totaled $0.5 million. In accordance with SEC reporting rules, we recorded compensation expense for the unpaid salary and recorded a corresponding increase to additional paid-in capital.

The Company pays both Vice-Chairmen of the Board of Directors a percentage of the proceeds received for seminars that are presented by them. During the fiscal years ended August 31, 2002, 2001, and 2000, we paid $1.9 million, $3.5 million, and $3.3 million, respectively, to the Vice-Chairmen for these seminar presentations.

The Company, under a long-term agreement, leases buildings from a partnership that is partially owned by a Vice-Chairman of the Board of Directors and certain officers of the Company. We paid rental expense to the partnership totaling $2.1 million for each of the fiscal years ended August 31, 2002, 2001, and 2000. These buildings are currently being subleased to a third party. For more information regarding these subleases, refer to Note 9.

As part of a preferred stock offering to a private investor, an affiliate of the investor, who was then a director of the Company, was named Chairman of the Board of Directors and CEO. In addition, two affiliates of the investor were appointed to the Board of Directors. In connection with the preferred stock offering, we pay an affiliate of the investor $400,000 each year for monitoring fees.

During fiscal 2002, the Company entered into a sabbatical and severance agreement with one of our officers who was also a member of our Board of Directors. The agreement provides for payments totaling $0.9 million through November 2004. The compensation cost of this agreement was expensed in current operations during the year ended August 31, 2002, as the Company will receive no benefit or future services for the payments.

During fiscal 2002, we entered into a consulting agreement with a member of our Board of Directors to assist the Company with various projects and transactions, such as the sale of Premier and new product offerings. Under terms of the consulting agreement, we paid $0.2 million for services provided to the Company in fiscal 2002. The consulting agreement expires in December 2003.

The Company has licensed certain intellectual property to a company in which a Vice-Chairman of the Board of Directors is a principal shareholder. No license payments were required to be paid to the Company during fiscal 2002.

Premier, a subsidiary of the Company that was sold during fiscal 2002, had trade accounts payable to various companies that were partially owned by certain former owners of Premier totaling $0.5 million at August 31, 2001. In addition, Premier had notes payable to key employees and former key employees totaling $1.5 million as of August 31, 2001 (Note 7). The notes payable were used for working capital, were due upon demand, and had interest rates that approximated prevailing market rates. These payable amounts were included as a component of liabilities of discontinued operations in the accompanying August 31, 2001 consolidated balance sheet.

During the fiscal year ended August 31, 2000, the Company sold 121,250 shares of its common stock to a former CEO of the Company for $0.9 million. In consideration for the common stock, the Company received a non-recourse promissory note, due September 2003, bearing interest at 10.0 percent. Additionally, all of the former CEO’s stock options were canceled and the issuance of common stock is being accounted for using the variable method, due to its stock option characteristics. The note receivable from the sale of this stock has been recorded as a component of notes and interest receivable related to financing common stock purchases by related parties, which is a reduction to shareholders’ equity in our consolidated balance sheets.

During fiscal 2000, we actively sought to reacquire outstanding options to purchase shares of our common stock. Included in the total number of option shares reacquired, the Company purchased options for 150,000 shares of common stock from a Vice-Chairman of the Board of Directors for $0.4 million. In addition, 358,000 option shares were purchased from two officers and one former officer of the Company for a total of $0.8 million. These reacquired options were valued using the Black-Scholes option-pricing model, which was the same valuation methodology used by the Company to purchase other stock options during fiscal 2000 (Note 13).

During the fiscal year ended August 31, 2000, we purchased 9,000 shares of our common stock for $0.1 million in cash, from a Vice-Chairman of the Board of Directors. All shares were purchased at the existing fair market value on the dates of the transactions.

13. CAPITAL TRANSACTIONS

Preferred Stock

Series A. As of August 31, 2002, we had issued 873,460 shares of our Series A preferred stock. Series A preferred stock dividends accrue at an annual rate of 10.0 percent and were payable quarterly in cash or additional shares of Series A preferred stock, at the Company’s option, until July 1, 2002 as allowed by the Series A preferred stock agreement. Subsequent to that date, all future Series A preferred stock dividends must be paid in cash. During fiscal 2002 and 2001, the Company issued 42,088 shares and 20,277 shares, respectively, of Series A preferred stock to existing preferred stock shareholders as payment for accrued Series A preferred dividends. All other Series A preferred dividend payments made during fiscal 2002 and 2001 were paid with cash. At August 31, 2002 and 2001, we had accrued $2.2 million and $2.1 million of Series A preferred dividends, which were included as a component of other accrued liabilities in our consolidated balance sheets. Our Series A preferred stock is convertible at any time into the Company’s common stock at a conversion price of $14.00 per share and ranks senior to our common stock. Series A preferred stock shareholders generally have the same voting rights as common stock holders on an “as-converted” basis.

Series B. During fiscal 2002, our Board of Directors authorized 400,000 shares of Series B preferred stock. Series B preferred stock ranks junior to Series A preferred stock and ranks equivalent to common stock as to liquidation rights. Series B preferred stock has no voting rights, no preemptive or redemption rights, and has no dividend rights. Each share of Series B preferred stock may be converted into ten shares of our common stock subsequent to March 1, 2005. At August 31, 2002, no shares of Series B preferred stock have been issued.

Treasury Stock

We sold 151,388, 164,496, and 153,614 shares of our common stock held in treasury as a result of the exercise of incentive stock options and the issuance of shares under the Company’s employee stock purchase plan for the fiscal years ended August 31, 2002, 2001, and 2000, respectively. These shares were sold for an aggregate total of $0.5 million, $1.0 million, and $1.0 million, and had a cost of approximately $1.9 million, $2.7 million, and $2.9 million, for the fiscal years ended August 31, 2002, 2001, and 2000, respectively. During fiscal 2000, we sold 650,000 shares of treasury stock for use in our management stock loan program (Note 14) for $5.1 million, which was our cost basis. Additionally during fiscal 2000, the Company sold 121,250 shares of our common stock held in treasury to a former CEO of the Company for $0.9 million. In consideration for the common stock, the Company received a non-recourse promissory note, due September 2003 (Note 12).

Through August 31, 2000, our Board of Directors had approved various plans for the purchase of up to 8,000,000 shares of the Company’s common stock. Through November 25, 2000, we had purchased 7,705,000 shares of our common stock under these board-authorized plans. On December 1, 2000, our Board of Directors approved an additional plan to purchase up to $8.0 million of the Company’s common stock. Through August 31, 2001, we purchased 888,000 shares for $7.1 million under the terms of this plan. In connection with these Board authorized purchase plans, the Company purchased an aggregate 900,000 shares for $7.2 million, and 688,000 shares for $5.5 million, during the fiscal years ended August 31, 2001 and 2000, respectively. No shares of our common stock were purchased during fiscal 2002 in connection with any Board authorized purchase plan. However, during fiscal 2002 and 2001, we purchased 25,000 shares and 41,000 shares of our common stock with a corresponding cost of $0.1 million and $0.3 million, respectively, for exclusive distribution to participants enrolled in our employee stock purchase plan.

Tax Benefit from Exercise of Affiliate Stock Options

During the fiscal years ended August 31, 2001 and 2000, certain employees exercised affiliate stock options (nonqualified stock options received from principal shareholders of the Company), which resulted in tax benefits to the Company of $25,000 and $0.6 million, respectively, which were recorded as increases to additional paid-in capital. There were no affiliate stock options exercised during fiscal 2002.

Stock Options

The Company’s Board of Directors has approved an incentive stock option plan whereby options to purchase shares of common stock are issued to key employees at an exercise price not less than the fair market value of our common stock at the date of grant. The term, not to exceed ten years, and exercise period of each incentive stock option awarded under the plan are determined by a committee appointed by our Board of Directors. At August 31, 2002, we had approximately 855,000 shares available for grant under the current incentive stock option plan.

A summary of nonqualified and incentive stock option activity is set forth below:

                               Number of        Weighted Avg.
                                Options        Exercise Price
________________________________________________________________
Outstanding at
  August 31, 1999                 5,284,165        $ 19.10

Granted                             354,685           7.59
Exercised                           (22,334)          4.38
Repurchased                      (3,294,476)         22.54
Forfeited                          (574,033)         15.69
                                ________________
Outstanding at
   August 31, 2000                1,748,007          11.59

Granted:
    At market value                 203,000           7.44
    To the CEO                    1,602,000          14.00
Exercised                           (19,861)          5.97
Forfeited                           (93,117)          9.31
                                ________________
Outstanding at
   August 31, 2001                3,440,029          12.56

Granted                             101,000           4.93
Forfeited                          (496,748)         10.58
                                ________________
Outstanding at
   August 31, 2002                3,044,281        $ 12.63
                                ________________

During fiscal 2001, the Company’s shareholders ratified a Board approved employment agreement for our Chief Executive Officer (“CEO”). In connection with the employment agreement, the CEO was granted 1.6 million options to purchase shares of our common stock. The options will be fully exercisable on August 31, 2007, and will be exercisable prior to August 31, 2007 only upon the achievement of specified common stock prices ranging from $20.00 per share to $50.00 per share. The options can only be exercised while the executive is employed as our CEO or Chairman of the Board of Directors.

The following table summarizes exerciseable option information for the periods indicated:

August 31,
________________________________________________________________
                                 2002         2001        2000
________________________________________________________________
Exercisable options          1,019,457   1,039,672     757,656

Weighted average
  exercise price per
  share                       $ 12.48     $ 13.27      $ 14.83

In an effort to reduce the potentially dilutive effect of outstanding options on our capital structure, we actively sought to reacquire outstanding stock options from both current and former employees during fiscal 2000. The majority of option purchase costs were incurred in connection with a tender offer made by the Company during the third quarter of fiscal 2000 to purchase all outstanding options with an exercise price of $12.25 or higher. The tender offer expired on May 3, 2000 with a total of 2,319,000 options tendered. Under terms of the offer, we paid cash for the outstanding options, which were priced using a market valuation methodology. The total cost of the tender offer was $6.9 million. As a result of the tender offer and previously purchased option shares, we purchased 3,294,476 option shares for a total cost of $8.7 million in cash.

We apply the intrinsic method of accounting for stock options and other stock-based compensation plans. Accordingly, no compensation expense has been recognized for our stock option plans or employee stock purchase plan in our consolidated statements of operations. Had compensation cost for our stock option plans and employee stock purchase plan been determined in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” our net loss and corresponding loss per share would have been the pro forma amounts indicated below (in thousands, except per share data):

Fiscal Year Ended
August 31,
________________________________________________________________
                                   2002        2001         2000
________________________________________________________________
Net loss attributable to
  common shareholders
  as reported                    $(109,266)   $(19,236)   $(12,414)
Net loss attributable to
  common shareholders
  pro forma                       (110,308)    (21,302)    (11,404)

Diluted loss per share as
  reported                         (5.49)       (.95)       (.61)
Diluted loss per share
  pro forma                        (5.89)      (1.10)       (.57)

The following information applies to our stock options outstanding at August 31, 2002:

•	A total of 1,107,201 options outstanding have exercise prices between $2.78 and $11.83 per share, with a weighted average exercise price of $7.38 per share and a weighted average remaining contractual life of 6.7 years. At August 31, 2002, 700,627 of these options were exercisable.

•	The 1,602,000 outstanding options granted to our CEO in connection with a Board and shareholder approved employment agreement have an exercise price of $14.00 per share, with a weighted average remaining contractual life of 8.0 years. At August 31, 2002, none of these options were exercisable.

•	The remaining 335,080 options outstanding have exercise prices between $14.69 and $34.50 per share, with a weighted average exercise price of $22.30 per share and a weighted average remaining contractual life of 3.5 years. At August 31, 2002, 318,830 of these options were exercisable.

The weighted average fair value of options granted under our stock option plans during the fiscal year ended August 31, 2002 was $2.04 per share. During fiscal 2001, the weighted average fair value was $3.07 per share for options granted at the market price and $3.05 per share for options granted to the CEO. The weighted average fair value of options granted during fiscal 2000 was $3.03 per share.

The Black-Scholes option-pricing model was used to calculate the weighted average fair value of options granted using the following assumptions for grants in fiscal years 2002, 2001, and 2000:

Fiscal Year Ended
August 31,
________________________________________________________________
                                 2002         2001        2000
________________________________________________________________

Dividend yield                   None        None         None
Volatility                       59.4%       55.3%        55.3%
Expected life (years)             2.8         6.9          4.4
Risk free rate of
  return                          4.9%        5.7%         5.3%

The estimated fair value of options granted is subject to the assumptions made and if the assumptions were to change, the estimated fair value amounts could be significantly different. The weighted average fair value of stock options exercised during fiscal years 2001 and 2000 was $8.58 per share and $8.40 per share, respectively. No stock options were exercised during fiscal 2002.

14. MANAGEMENT COMMON STOCK LOAN PROGRAM

The Company is the creditor for a loan program that provided certain management personnel with the opportunity to purchase shares of our common stock by borrowing on a full-recourse basis from external lenders. The loan program closed during fiscal 2001 with 3,825,000 shares purchased for a total cost of $33.6 million, with the loans guaranteed by the Company. Although interest accrues against the participants over the life of the loans, no interest payments are due from participants until the loans mature in March 2005. As part of the credit agreement obtained in fiscal 2001 (Note 8), we acquired from the external lenders the notes receivable from the loan participants and recorded them as a reduction to shareholders’ equity. As a result, the Company is now the creditor on these full-recourse notes from the participants of the loan program.

The Company utilizes a systematic methodology for determining the level of reserves that are appropriate for the management common stock loan program. A key factor considered by our methodology is the current market value of common stock held by the participants. Other factors considered by the methodology include: the liquid net worth of the participants; the risks of pursuing collection actions against key employees; the probability of sufficient participant repayment capability based upon proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on our ability to collect the loans. Additionally, the Company may not hold the participants’ shares of stock as collateral due to certain laws and regulations.

Based upon our reserve methodology, we recorded increases to the loan loss reserve totaling $24.8 million during fiscal 2002. As of August 31, 2002 and 2001, the Company had aggregate loan loss reserves totaling $25.9 million and $1.1 million, respectively, which reduce notes and interest receivable from financing common stock purchases by related parties in our consolidated balance sheets. In addition, we ceased recording interest receivable and corresponding interest income on all participant loans during the quarter ended May 25, 2002. However, the loan participants remain liable for interest accrued over the full term of their loans, which is due when the loans mature in March 2005. At August 31, 2002, the participants’ loans plus recorded accrued interest exceeded the value of the common stock held by the participants by $29.2 million. Should the value of the common stock continue to be insufficient to cover the loans outstanding during the loan term, our loan loss reserve methodology provides a basis to be fully reserved prior to the March 2005 loan maturity date. However, the inability of some or all participants to repay their loans would have a significant adverse impact upon the financial position and future cash flows of the Company.

The establishment of reserves for potential loan losses requires significant estimates and judgment by the Company’s management, and these estimates and projections are subject to change as a result of various economic factors, most of which are not within our control. As a result, the reserve for management stock loan losses could fluctuate significantly in future periods.

15. LOSS ON IMPAIRED ASSETS

We regularly review our long-lived assets for circumstances or events that indicate an asset may not be realizable. Our losses on impaired assets consisted of the following for the periods indicated (in thousands):

Fiscal Year Ended
August 31,
________________________________________________________________
                                2002         2001        2000
________________________________________________________________

Covey trade name            $  4,000
Note receivable from
  sale of subsidiary           2,282
Capitalized software
  development costs            1,758    $    801     $  1,940
Computer software              1,097
Retail store assets            1,001
Other                             47
                          ______________________________________
                            $ 10,185    $    801     $  1,940
                          ______________________________________

As discussed in Note 4, we reassessed the carrying value of the Covey trade name, an indefinite-lived intangible asset, under the provisions of SFAS No. 142. Due to declining sales and estimated future sales associated with the Covey trade name, we recorded a $4.0 million impairment charge during the fourth quarter of fiscal 2002. The value of the Covey trade name will continue to be evaluated in future periods and may require further impairment charges.

The note receivable from the sale of a subsidiary became impaired when the purchaser declared bankruptcy during the second quarter of fiscal 2002. The note receivable was guaranteed by the parent company of the purchaser, however, the parent company also became insolvent during fiscal 2002 and the possibility of recovery on the note receivable appears remote.

We regularly review our property and equipment and capitalized computer software costs for impairment whenever circumstances indicate that the carrying amount of the asset may not be realizable. Based upon unfavorable sales trends and projected sales information, we recorded total impairment charges of $1.8 million for capitalized development costs related to software products that produced less-than-expected sales volume. During fiscal 2001 and 2000, we recorded $0.8 million and $1.9 million, respectively, of impairment charges for capitalized software development costs that were affected by similarly unfavorable sales trends and estimated sales projections. We also recorded a $1.1 million impairment charge related to a customer database management software application, which was developed and installed by an external company, and became obsolete when we selected a new database software provider.

As a result of projected negative cash flows at certain of our retail stores, we recorded impairment charges totaling $1.0 million to reduce the book values of the long-lived assets of these stores to their estimated net realizable value at August 31, 2002.

16. RESTRUCTURING COSTS

During the fourth quarter of fiscal 1999, our Board of Directors approved a plan to restructure the Company’s operations, reduce our workforce, and formally exit the majority of our leased office space located in Provo, Utah. In connection with this restructuring plan, we recorded a restructuring charge totaling $16.3 million. Included in the restructuring charge were costs to provide severance and related benefits, as well as costs to formally exit the leased office space. This restructuring plan was substantially completed during fiscal 2000. The components of the remaining restructuring accrual, which is included in other accrued liabilities, are as follows (in thousands):

                                         Leased
                                         Office
                           Severance   Space Exit
                             Costs        Costs       Total
                           _____________________________________

Accrued restructuring
  costs at August 31, 2001   $    301    $  2,211     $  2,512
Restructuring costs paid         (275)       (308)        (583)
                           _____________________________________
Accrued restructuring
  costs at August 31, 2002   $     26    $  1,903     $  1,929
                           _____________________________________

At August 31, 2002, accrued severance costs consisted of expected remaining severance and benefit payments for terminated employees. Remaining accrued leased office space exit costs represent the difference between base rental charges and the offsetting expected sublease revenue receipts. The Company expects that the remaining restructuring accrual will be sufficient to complete our restructuring plan.

The severance cost accrual was established based upon estimates of factors such as expected time to find other employment, expected benefit payments, and severance payment type. However, primarily due to favorable economic conditions that decreased the average time necessary for terminated employees to find new employment, we reassessed our potential liability for remaining severance costs. Accordingly, the Company reduced the severance accrual during fiscal 2000 by $4.9 million to reflect the estimated remaining liability.

17. EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code. These plans provide retirement benefits for employees meeting minimum age and service requirements. Qualified participants may contribute up to 15 percent of their gross wages, subject to certain limitations. These plans also provide for matching contributions by the Company. The matching contributions from continuing operations that were expensed during the years ended August 31, 2002, 2001, and 2000, were $1.2 million, $1.5 million, and $1.7 million, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the fair market value of the common stock at the time of purchase. A total of 151,388, 144,035, and 142,327, shares were issued under this plan for the fiscal years ended August 31, 2002, 2001, and 2000, respectively. Shares available for issuance under this plan at August 31, 2002 were 579,015. The Company accounts for its employee stock purchase plan using the intrinsic method as defined in the provisions of APB Opinion 25 and related interpretations.

Deferred Compensation Plan

During fiscal 2000, we established a deferred compensation plan that provides certain key officers and employees the ability to defer a portion of their compensation until a later date. The Company incurred and expensed charges totaling $0.2 million, $0.2 million, and $0.1 million during the fiscal years ended August 31, 2002, 2001, and 2000, respectively, related to our deferred compensation plan. Deferred compensation amounts used to pay benefits are held in a “rabbi trust”, which invests in various mutual funds and/or our common stock as directed by the plan participants. The trust assets are recorded in our consolidated balance sheets because such amounts are subject to the claims of the Company’s creditors. The corresponding deferred compensation liability represents the amounts deferred by participants plus any earnings or minus any losses on the trust assets. The plan’s assets totaled approximately $1.4 million and $3.1 million at August 31, 2002 and 2001, while plan liabilities totaled approximately $1.9 million and $3.1 million for the corresponding periods. The difference between plan assets and liabilities at August 31, 2002 was primarily due to disbursements of plan assets to participants that left the Company. The Company has paid these former participants and has recorded a $0.7 million receivable from the plan for these distributions. The assets and liabilities of the deferred compensation plan, including our receivable from the plan, were recorded as components of other long-term assets and other long-term liabilities, as appropriate, in the accompanying consolidated balance sheets.

18. INCOME TAXES

The benefit (provision) for income taxes from continuing operations consisted of the following (in thousands):

Fiscal Year Ended
August 31,
________________________________________________________________
                                2002         2001        2000
________________________________________________________________
Current:
    Federal                 $ 21,982    $  5,531     $ (4,080)
    State                      2,434         533       (1,165)
    Foreign                   (1,027)     (1,545)      (1,655)
                          ______________________________________
                              23,389       4,519       (6,900)
                          ______________________________________

Deferred:
    Federal                   23,714        (421)       1,075
    State                      3,237         (98)         279
    Valuation allowance      (24,627)
                          ______________________________________
                               2,324        (519)       1,354
                          ______________________________________
                            $ 25,713    $  4,000     $ (5,546)
                          ______________________________________

Allocation of the total tax benefit (provision) is as follows (in thousands):

Fiscal Year Ended
August 31,
________________________________________________________________
                                2002         2001        2000
________________________________________________________________

Continuing
  operations                $ 25,713    $  4,000     $ (5,546)
Discontinued
  operations                   4,055      (4,267)      (4,416)
Gain on sale of
  discontinued
  operations                 (35,094)
Cumulative effect of
  change in accounting
  principle                   13,948
                          ______________________________________
                            $  8,622    $   (267)    $ (9,962)
                          ______________________________________

Comprehensive loss
  items:
  Tax effect from
     valuation of an
     interest rate swap
     agreement              $ (1,827)   $  1,827
                          ______________________________________

Income (loss) from continuing operations before the benefit or provision for income taxes consisted of the following (in thousands):

Fiscal Year Ended
August 31,
________________________________________________________________
                                2002         2001        2000
________________________________________________________________

United States             $ (124,191)     $ (20,132)   $ (1,492)
Foreign                        2,012         2,936        (434)
                          ______________________________________
                          $ (122,179)    $ (17,196)   $ (1,926)
                          ______________________________________

The differences between income taxes at the statutory federal income tax rate and income taxes reported from continuing operations in the consolidated statements of operations were as follows:

Fiscal Year Ended
August 31,
________________________________________________________________
                             2002         2001          2000
________________________________________________________________
Federal statutory
  tax rate                    35.0%        35.0%       (35.0)%
State income
  taxes, net of
  federal effect               3.0          1.6         29.9
Deferred tax
  valuation
  allowance                  (18.2)
Intangible asset
  amortization                (0.5)        (7.0)       111.6
Effect of foreign
  losses and tax rate
  differential                 0.1         (1.2)       128.8
Other                          1.6         (5.1)        52.6
                          ______________________________________
                              21.0%        23.3%       287.9%
                          ______________________________________

Based upon the weight of available evidence, and the nature and duration of various deferred tax assets, we determined that it is more likely than not that the related benefits from deferred tax deductions and foreign tax carryforwards will not be realized. Accordingly, we recorded the appropriate valuation allowances on our deferred tax assets during fiscal 2002.

Intangible asset amortization consists of non-deductible amortization related to content and goodwill generated by the fiscal 1997 merger with Covey Leadership Center and certain other acquisitions.

During the fiscal year ended August 31, 2000, the effect of foreign losses is primarily comprised of losses sustained in Japan, Australia, and New Zealand for which no offsetting tax benefit could be recognized due to uncertainties related to future taxable income to offset such losses.

Other items include various non-deductible expenses, including certain meals, entertainment, and disallowed compensation expenses, that occur in the normal course of business, but which had a magnified effect on the tax rate due to decreased taxable income in fiscal 2001 and fiscal 2000.

Significant components of our deferred tax assets and liabilities of continuing operations were comprised of the following (in thousands):

August 31,
________________________________________________________________
                                             2002         2001
________________________________________________________________
Deferred income tax assets:
  Loan loss reserve on
     management stock loans            $   10,605   $      419
  Intangible asset amortization
     and impairment                         6,483
  Impairment of investment in
     Franklin Covey Coaching                5,382
  Property and equipment
     depreciation                           3,354
  Inventory and bad debt
     reserves                               3,115        4,098
  Foreign tax credit
     carryforward                           2,450
  Sales returns and
     contingencies                          1,588        2,676
  Restructuring and severance
     cost accruals                          1,411          975
  Vacation and other accruals                 829        1,498
  Deferred compensation                       722        1,340
  Interest and inventory
     capitalization                           485          463
  Reserves related to
     discontinued operations                  382
  Other                                       451          864
                                     ___________________________

Total deferred income tax assets           37,257       12,333
Less: valuation allowance                 (25,009)
                                     ___________________________
Net deferred income tax assets             12,248       12,333
                                     ___________________________

Deferred income tax liabilities:
  Intangibles and property
     and equipment step-ups               (12,171)     (24,083)
  Depreciation and
     amortization                                       (2,104)
  Other                                       (77)      (3,193)
                                     ___________________________
Total deferred income tax
liabilities                               (12,248)     (29,380)
                                     ___________________________
Net deferred income tax
  liabilities                          $     -      $  (17,047)
                                     ___________________________

The foreign tax credit carryforward generated during fiscal 2002, which totals $2.5 million, expires on August 31, 2007.

19. NET LOSS PER COMMON SHARE

Basic earnings (loss) per share (“EPS”) is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net loss by the weighted average number of common shares outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. During periods of net loss from continuing operations, all dilutive securities, including the effect of common shares from the issuance of preferred stock on an “as converted” basis, are excluded from the diluted EPS calculation. Significant components of the numerator and denominator used for basic and diluted EPS were as follows for the periods indicated (in thousands, except share and per share amounts):

Fiscal Year Ended
August 31,
________________________________________________________________
                                 2002        2001        2000
________________________________________________________________
Loss from continuing
  operations                  $(96,466)   $(13,196)   $ (7,472)
Preferred stock dividends       (8,681)     (8,153)     (8,005)
                             ___________________________________
Loss from continuing
  operations and preferred
  stock dividends             (105,147)    (21,349)    (15,477)
Income (loss) from
  discontinued operations,
  net of tax                    (7,584)      2,113       3,063
Gain on sale of discontinued
  operations, net of tax        64,851
                              __________________________________
Loss before cumulative
  effect of accounting change  (47,880)    (19,236)    (12,414)
Cumulative effect of
  accounting change, net of
  tax                          (61,386)
                              __________________________________
Net loss attributable to
  common shareholders        $(109,266)  $(19,236)   $(12,414)
                              __________________________________

Loss from continuing
  operations and preferred
  stock dividends per share:
     Basic and Diluted        $ (5.29)   $  (1.06)   $   (.76)
Income (loss) from
  discontinued operations,
  net of tax, per share:
     Basic and Diluted           (.38)        .11         .15
Gain from sale of
  discontinued operations,
  net of tax, per share:
     Basic and Diluted           3.26
                              __________________________________
Loss before cumulative
  effect of accounting
  change, net of tax,
  per share:
     Basic and Diluted          (2.41)       (.95)       (.61)
Cumulative effect of
  accounting change, net of
  tax, per share:
     Basic and Diluted          (3.08)
                              __________________________________
Net loss attributable to
  common shareholders per
  share:
     Basic and Diluted        $ (5.49)   $   (.95)   $   (.61)
                              __________________________________

Basic and diluted weighted-
  average shares
  outstanding                   19,895      20,199      20,437
                              __________________________________

Due to their antidilutive effect, the following incremental shares from the effect of the preferred stock on an “as converted basis” and options to purchase common stock have been excluded from the diluted EPS calculation:

Fiscal Year Ended
August 31,
________________________________________________________________
                                  2002        2001        2000
________________________________________________________________
Number of preferred shares
  on  an "as converted" basis  6,238,957   5,829,689   5,793,529
Common stock equivalents
  from the assumed exercise
  of stock options                            55,692      82,144
                              __________________________________
Total antidilutive shares
  excluded from the EPS
  calculation                  6,238,957   5,885,381   5,875,673
                              __________________________________

20. STATEMENTS OF CASH FLOWS

The following supplemental disclosures are provided for the consolidated statements of cash flows (in thousands):

Fiscal Year Ended
August 31,
________________________________________________________________
                                2002         2001        2000
________________________________________________________________
Cash paid (received)
  for:
  Income taxes             $  (4,599)  $   1,140    $    (250)
  Interest                     3,901       5,927        7,353
                        ________________________________________

  Fair value of
    assets acquired        $    -      $   4,432    $  21,444
  Cash paid for
    net assets                  -         (4,432)     (21,444)
                        ________________________________________
  Liabilities
    assumed from
    acquisitions           $    -      $    -       $    -
                        ________________________________________

  Tax effect of
    exercise of
    affiliate stock
    options                $    -      $      25    $     557
                        ________________________________________

Non-Cash Investing and Financing Activities

As of August 31, 2002, 2001, and 2000, we had accrued preferred dividends totaling $2.2 million, $2.1 million, and $2.0 million, respectively. Prior to July 1, 2002, the Company had the option to pay accrued dividends with cash or additional shares of preferred stock. As required by the Series A Preferred Stock agreement, subsequent to July 1, 2002, all accrued preferred dividends must be paid with cash. Payments for preferred stock dividends were as follows for the periods indicated (in thousands):

Fiscal Year Ended
August 31,
________________________________________________________________
                              2002         2001        2000
________________________________________________________________
Preferred stock
  dividends paid with
  cash                   $   4,367   $   6,084    $   5,977
Preferred stock
  dividends paid with
  additional
  shares of
  preferred stock            4,208       2,028        1,875
                         _______________________________________
Total preferred stock
  dividends paid         $   8,575   $   8,112    $   7,852
                         _______________________________________

In connection with the credit agreement obtained during fiscal 2001 (Note 8), the Company acquired $33.6 million of notes receivable from the participants in the management common stock loan program, which loans were previously guaranteed by the Company. The corresponding liability was recorded as a component of long-term debt in our consolidated balance sheet for the fiscal year ended August 31, 2001. In addition, the Company established a reserve against the notes receivable and related interest receivable from the participants of the loan program and incurred charges to increase the reserve totaling $24.8 million and $1.1 million for the years ended August 31, 2002 and 2001, respectively.

On September 1, 2000, we contributed substantially all of the assets of our Personal Coaching division to Franklin Covey Coaching, LLC (Note 5), a joint venture formed to provide coaching services. The carrying value of the assets contributed to form Franklin Covey Coaching, LLC was $18.2 million, net of $0.3 million of cash contributed to the joint venture.

In connection with the acquisition of DayTracker.com (renamed franklinplanner.com) in December 1999 (Note 22), we issued $6.0 million of notes payable. The notes payable were due and payable in annual installments through December 2001.

During fiscal 2000, we sold 121,250 shares of our common stock to a former CEO of the Company in consideration for a $0.9 million non-recourse promissory note.

At August 31, 2000, we had accrued $0.7 million for earnout payments in connection with the acquisition of certain entities.

21. SEGMENT INFORMATION

Reportable Segments

Due to the sale of Premier during fiscal 2002, we now have two reporting segments: the Consumer Strategic Business Unit (“CSBU”) and the Organizational Strategic Business Unit (“OSBU”). The operating results of Premier and our other products and services designed for teachers and students were previously reported in the Education Business Unit, which was dissolved in the second quarter of fiscal 2002. Our remaining teacher and student programs and products are now classified in OSBU results of operations.

Consumer Strategic Business Unit – This business unit is focused on sales to individual customers and includes the operating results of our 173 domestic retail stores, 10 international stores, catalog and e-Commerce operations, and other related channels, including wholesale sales and manufacturing operations. Although CSBU sales primarily consist of products such as planners, binders, and handheld electronic planning devices, virtually any component of our leadership and productivity solutions can be purchased through CSBU channels.

Organizational Strategic Business Unit – The OSBU is primarily responsible for the development, marketing, sale, and delivery of productivity, leadership, sales performance, and communication training solutions directly to organizational clients, including other companies, the government, and educational institutions. The organizations business unit includes the financial results of the Organizational Solutions Group (“OSG”) and our international operations, except for retail stores. The organizational sales group is responsible for the domestic sale and delivery of productivity, leadership, sales performance, and communication training solutions to corporations and includes sales of training seminars to teachers and students, which were previously reported with the operating results of Premier. The organizational sales group is also responsible for the sale of productivity solutions to wholesale customers and for consulting services that compliment our productivity and leadership training solutions. Our international operations are responsible for sales of training seminars and products outside the United States, including international catalog sales.

Our chief operating decision maker is the CEO. Each of the reportable segments has a president and chief operating officer who report directly to the CEO. The primary measurement tools we use in segment performance analysis are earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and free cash flows, which may not be calculated as similarly titled amounts presented by other companies. Our consolidated EBITDA can be calculated as gross margin less selling, general, and administrative expenses, stock option purchase and relocation costs, provision for losses on management stock loans, impairment of investment in unconsolidated subsidiary, loss on impaired assets, plus the reversal of restructuring costs in fiscal 2000 and the equity in earnings of an unconsolidated subsidiary.

The Company accounts for its segment information on the same basis as the accompanying consolidated financial statements. Prior year information has been revised in order to conform to fiscal 2002 classifications.

SEGMENT INFORMATION
(in thousands)
                                                                    Organizational                        Corporate,
                          Consumer Strategic Business Unit        Strategic Business Unit                 Adjustments
Year Ended                            Catalog/      Other                                                  and
August 31, 2002            Retail    e-Commerce      CSBU            OSG      International   Education   Eliminations  Consolidated
____________________________________________________________________________________________________________________________________
Sales to external
  customers               $ 122,496     $ 63,291   $   4,921      $  97,519     $ 44,771                               $  332,998
Gross margin                 62,207       35,620      (2,862)        61,986       26,678                                  183,629
EBITDA                        1,288        6,480     (21,500)       (20,829)       6,499                   $(52,186)      (80,248)
Significant non-cash
  items:
  Provision for
     losses on
     management loan
     program                                                                                                 24,775        24,775
  Impairment of
     investment in
     unconsolidated
     subsidiary                                                      16,323                                                16,323
  Loss on impaired
     assets                   1,001        1,425       3,093          4,619           47                                   10,185
Depreciation                 10,180        3,593       2,303          2,006        1,389                     13,871        33,342
Amortization                                                          4,667                                                 4,667
Discontinued
  operations, net
  of tax                                                                                       $ (5,844)      (1,740)      (7,584)
Capital expenditures          2,573        4,039         140            445        1,149             98        2,150       10,594
Segment assets               30,989        2,894      12,779        102,307       22,702                     133,067      304,738

Year Ended
August 31, 2001
____________________________________________________________________________________________________________________________________
Sales to external
  customers               $ 156,299   $   90,450   $   7,881      $ 134,450     $ 50,701                               $  439,781
Gross margin                 79,637       50,922         453         86,312       32,475                                  249,799
EBITDA                       22,800       25,137     (17,121)        11,489       10,624                    $(27,353)      25,576
Depreciation                  8,424          867       2,804          1,838          879                      12,629       27,441
Amortization                    114                      816          9,335          537                          38       10,840
Significant non-cash
  items:
  Provision for
     losses on
     management loan
     program                                                                                                   1,052        1,052
  Loss on impaired
     assets                                              201            500                                      100          801
Discontinued
  operations, net
  of tax                                                                                       $  5,190       (3,077)       2,113
Capital expenditures         15,996        1,346       2,179          2,538        1,689          2,166        1,113       27,027
Segment assets               36,867        1,307      30,542        185,576       24,094        109,508      148,586      536,480

Year Ended
August 31, 2000
____________________________________________________________________________________________________________________________________
Sales to external
  customers               $ 163,304   $  110,543   $  27,919      $ 169,986     $ 50,878                               $  522,630
Gross margin                 86,021       54,247       2,592        104,277       32,729                                  279,866
Stock option purchase
  and relocation costs                                                                                      $ 11,227       11,227
EBITDA                       39,840       25,049     (16,024)        27,639        2,080                     (37,292)      41,292
Depreciation                  6,304          293       4,467          1,349          890                      12,214       25,517
Amortization                    607          324         816         10,630          686                           6       13,069
Discontinued
  operations, net
  of tax                                                                                       $  4,486       (1,423)       3,063
Significant non-cash
items:
  Loss on impaired
     assets                                               33          1,907                                                 1,940
  Restructuring
    charge reversals                                                                                          (4,946)      (4,946)
Capital expenditures          7,189          218       4,925          2,059        2,248          2,504        5,380       24,523
Segment assets               24,254          814      37,994        197,868       24,208        109,208      198,133      592,479

A reconciliation of reportable segment EBITDA to income (loss) from operations is presented below (in thousands):

Fiscal Year Ended
August 31,
________________________________________________________________
                              2002         2001        2000
________________________________________________________________
Reportable segment
  EBITDA                   $(28,062)   $ 52,929     $ 78,584
Stock option purchases
  and relocation costs                               (11,227)
Provision for losses on
  management stock  loans   (24,775)     (1,052)
Restructuring costs                                    4,946
Corporate expenses          (27,411)    (26,301)     (31,011)
                          ______________________________________
Consolidated EBITDA         (80,248)     25,576       41,292
Depreciation                (33,342)    (27,441)     (25,517)
Amortization                 (4,667)    (10,840)     (13,069)
Interest income               3,112       3,180        1,079
Interest expense             (2,784)     (7,671)      (5,537)
Loss on interest rate
  swap agreement             (4,894)
Other income (expense),
  net                           644                     (174)
                          ______________________________________
Loss from continuing
  operations before
  income taxes            $(122,179)   $(17,196)    $ (1,926)
                          ______________________________________

Interest expense and interest income are primarily generated at the corporate level and are not allocated to the reporting segments. Income taxes are likewise calculated and paid on a corporate level (except for entities that operate within foreign jurisdictions) and are not allocated to reportable segments. Due to the nature of stock option purchase and relocation costs, they were not charged to reportable segments during fiscal 2000.

Corporate assets such as cash, accounts receivable, and other assets are not generally allocated to reportable segments for business analysis purposes. However, inventories, goodwill, intangible assets, identifiable fixed assets, and certain other assets are classified by segment. In connection with the implementation of SFAS No. 142, intangible assets generated from the merger with Covey Leadership Center were assigned to the OSBU. The Covey goodwill and intangible assets were previously classified with corporate assets. A reconciliation of segment assets to consolidated assets is as follows (in thousands):

Fiscal Year Ended
August 31,
________________________________________________________________
                                2002         2001        2000
________________________________________________________________
Reportable segment
  assets of continuing
  operations               $171,671    $278,386     $285,138
Segment assets of
  discontinued
  operations:
  Premier Agendas                       109,508      109,208
  franklinplanner.com                     7,744        8,567
Corporate assets            133,806     144,511      197,257
Intercompany
  accounts receivable          (739)     (3,669)      (7,691)
                          ______________________________________
Consolidated assets        $304,738    $536,480     $592,479
                          ______________________________________

Enterprise-Wide Information

Our revenues are derived primarily from the United States. However, we also operate direct offices or contract with licensees to provide products and services in various countries throughout the world. Our consolidated revenues and long-lived assets from continuing operations were as follows (in thousands):

Fiscal Year Ended
August 31,
________________________________________________________________
                                 2002        2001         2000
________________________________________________________________
Sales:
    United States             $286,399    $387,924    $471,761
    Americas                    16,807      20,266      18,287
    Japan/Greater China         14,640      16,567      14,585
    Europe/Middle East           9,693       8,704       8,446
    Australia                    3,093       3,108       7,032
    Others                       2,366       3,212       2,519
                             ___________________________________
                              $332,998    $439,781    $522,630
                             ___________________________________

Long-Lived Assets:
    United States             $177,842    $296,807    $323,975
    Americas                     3,174       5,297       1,927
    Japan/Greater China          2,093       6,142       7,038
    Europe/Middle East             650         396         503
    Australia                      240         926       1,146
                             ___________________________________
                              $183,999    $309,568    $334,589
                             ___________________________________

Amounts reported under the “Americas” caption include North and South America except the United States. The Australia caption includes financial information from Australia, New Zealand, and neighboring countries such as Indonesia and Malaysia. Intersegment sales are immaterial and were eliminated in consolidation.

22. ACQUISITION AND DIVESTING ACTIVITIES

Fiscal 2002

During the second quarter of fiscal 2002, we sold Premier Agendas, a wholly owned subsidiary located in Bellingham, Washington, and Premier School Agendas Ltd., a wholly owned subsidiary organized in Ontario, Canada, to School Specialty, Inc., a company that specializes in providing products and services to students and schools. The sale price was $152.5 million in cash plus the retention of Premier’s working capital, which was received in the form of a $4.0 million promissory note from the purchaser. The Company received full payment on the promissory note plus accrued interest during June 2002. Prior to the sale closing, we also received cash distributions from Premier’s working capital that totaled approximately $7.0 million. Additionally, we will receive $0.8 million of cash from Premier related to estimated income tax payments and tax benefits from net operating losses. Under terms of the sale agreement, the Company has agreed not to sell student planners containing the Company’s “7 Habits” and “What Matters Most” content directly to schools and school districts in the K through 12 market subsequent to the sale closing. We recognized a pretax gain of $99.9 million ($64.9 million after applicable taxes) on the sale of Premier, which was recorded as a gain on the sale of discontinued operations in our consolidated statement of operations for fiscal 2002. For additional information related to the sale of Premier, refer to Note 7.

Effective September 1, 2000 (fiscal 2001), we entered into a joint venture agreement with American Marketing Systems to form Franklin Covey Coaching, LLC. The joint venture agreement required our coaching programs to achieve specified earnings thresholds beginning in fiscal 2002 (the joint venture agreement did not contain an earnings threshold requirement in fiscal 2001) or the joint venture agreement could be terminated at the option of AMS. Based upon available information, the Company’s management believed that the required earnings threshold in fiscal 2002 could be reached through increased business from existing coaching programs and the creation of new programs. However, due to unfavorable economic conditions and other factors, the Company’s coaching programs did not produce $3.2 million in earnings as required for fiscal 2002. As a result, AMS exercised its option to terminate the existing joint venture agreement effective August 31, 2002. Under the provisions of a new partnership agreement, we received a $0.3 million payment at the end of fiscal 2002, will receive payments totaling $2.0 million during fiscal 2003, and may receive an additional $1.2 million in payments from AMS and FCC. Further information on the operating performance and new partnership agreement related to Franklin Covey Coaching, LLC can be found in Note 5.

Fiscal 2001

During April 2001, we purchased the Project Consulting Group for $1.5 million in cash. The Project Consulting Group provides project consulting, project management, and project methodology training services. The purchase was accounted for using the purchase method of accounting and resulted in $1.5 million of goodwill and related intangible assets. All of the goodwill generated from this acquisition, which totaled $1.2 million, was written-off in connection with the adoption of SFAS No. 142.

Fiscal 2000

As of February 28, 2000, the Company sold the assets and substantially all of the business of its commercial printing division of Publishers Press. We retained the printing operations necessary for the production of our planners and other related products (now “Franklin Covey Printing”). The final sales price, after adjustments under terms of the purchase agreement, was $13.4 million and consisted of $11.0 million in cash and a $2.4 million note payable to the Company over five years. Our net cash proceeds from the sale totaled $6.4 million and we recognized a $0.3 million gain from the sale of these assets, which was included as a component of net other expense in our consolidated statement of operations for the fiscal year ended August 31, 2000. During the second quarter of fiscal 2002, the purchaser of the commercial division of Publishers’ Press filed for bankruptcy. Although the note receivable was secured by the parent company of the purchaser, difficult conditions in the printing industry also left the parent company insolvent during fiscal 2002. Accordingly, we expensed $2.3 million of the remaining note receivable in fiscal 2002. The impairment charge was recorded as a component of loss on impaired assets in the accompanying consolidated statements of operations for the fiscal year ended August 31, 2002.

In December 1999, the Company purchased a majority interest in DayTracker.com (renamed franklinplanner.com), an on-line provider of scheduling and calendar services. The total purchase price was $11.0 million in cash and notes payable. The acquisition was accounted for using the purchase method of accounting and resulted in $9.0 million of goodwill and intangible assets that were being amortized on a straight-line basis over five years. However, during the fourth quarter of fiscal 2002, we discontinued the on-line planning services offered at franklinplanner.com and the results of operations for franklinplanner.com were included as discontinued operations in our consolidated financial statements. For further information regarding the termination of franklinplanner.com operations, refer to Note 7.

During September 1999, the Company acquired the assets of the Professional Resources Organization (the Jack Phillips Group) for $1.5 million in cash. The Professional Resources Organization was a leading measurement assessment firm specializing in measuring the impact and return on investment of training and consulting programs. The acquisition was accounted for using the purchase method of accounting and resulted in $1.5 million of goodwill and intangible assets. All of the goodwill generated from this acquisition, which totaled $1.2 million, was written-off in connection with the adoption of SFAS No. 142 during fiscal 2002. The purchase agreement provides for bonus payments payable to Jack Phillips based upon the achievement of specified financial goals. At August 31, 2002 we had $0.5 million accrued for bonus payments to Jack Phillips. These bonus payments were expensed as earned and were not considered as additions to the purchase price of the Jack Phillips Group.

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The unaudited quarterly financial information included in Item 7 of this report on Form 10-K is an integral part of the consolidated financial statements.

24. SUBSEQUENT EVENT

Subsequent to August 31, 2002, we purchased 20 percent of the common stock of Agilix Labs, Inc., a Delaware corporation for payments totaling $1.0 million in cash. Agilix develops software applications for personal computers. The Company may, upon the achievement of specific objectives by Agilix, purchase another 10 percent of the common stock of Agilix Labs, Inc. for $0.5 million.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         In June, 2002, the Company dismissed its former independent auditors, Arthur Andersen LLP, and engaged KPMG LLP. Additional information regarding this change in auditors is contained in the Company's report on Form 8-K filed June 6, 2002 and amended July 10, 2002 and in the Company's definitive Proxy Statement for the annual meeting of shareholders scheduled to be held on January 24, 2003, under the caption "Selection of Auditor."

Part III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item is incorporated by reference to the sections titled “Election of Directors,” “Executive Officers” and “Executive Compensation” in the Company’s definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 24, 2003. The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

Item 11.   Executive Compensation

        The information required by the Item is incorporated by reference to the sections titled “Election of Directors - Director Compensation” and “Executive Compensation” in the Company’s definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 24, 2003.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is incorporated by reference to the section titled “Principal Holders of Voting Securities” in the Company’s definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 24, 2003.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference to the section titled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the annual meeting of shareholders which is scheduled to be held on January 24, 2003.

Item 14. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c)) as of a date within 90 days before the filing date of this annual report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective, timely providing them with material information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.

(b)	Changes in Internal Controls

In October 2002, under the terms and conditions of our outsourcing agreements with EDS, we began; but have not yet completed, a significant transition of our warehouse, distribution, and call center computer systems owned and operated by EDS. Concurrently, we are also upgrading our primary finance and accounting software. We do not expect these changes to negatively impact the effectiveness of our disclosure controls and procedures. This transition to new computer systems and software was not the result of the review and evaluation by our Chief Executive Officer and Chief Financial Officer.

Other than as set forth in the preceding paragraph, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the review and evaluation. There were no significant deficiencies or material weaknesses identified in the review and evaluation, and therefore no corrective actions were taken.

Part IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents Filed

       1.  Financial Statements.  The consolidated financial statements of the Company and Independent Auditors' Report thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2002, are as follows:

  Independent Auditor's Report
  Consolidated Balance Sheets at August 31, 2002 and 2001
  Consolidated Statements of Operations and Comprehensive Loss for the years ended August 31, 2002, 2001, and 2000
  Consolidated Statements of Shareholders' Equity for the years ended August 31, 2002, 2001 and 2000
  Consolidated Statements of Cash Flows for the years ended August 31, 2002, 2001 and 2000
  Notes to Consolidated Financial Statements

       2.    Exhibit List.

Exhibit No.	Exhibit	Incorporated by Reference	Filed Herewith

3.1	Revised Articles of Incorporation of the Registrant	(1)

3.2	Amended and Restated Bylaws of the Registrant	(1)

3.3	Articles of Amendment to Revised Articles of Incorporation of the Registrant (filed as Exhibit 2 to Schedule 13D)	(5)

4.1	Specimen Certificate of the Registrant's Common Stock, par value $.05 per share	(2)

4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999 (filed as Exhibits 1 and 3 to Schedule 13D)	(5)

4.3	Registration Rights Agreement, dated June 2, 1999 (filed as Exhibit 4 to Schedule 13D)	(5)

10.1	Amended and Restated 1992 Employee Stock Purchase Plan	(3)

10.2	First Amendment to Amended and Restated 1992 Stock Incentive Plan	(4)

10.3	Forms of Nonstatutory Stock Options	(1)

10.4	Amended and Restated 2000 Employee Stock Purchase Plan	(6)

10.5	Limited Liability Company Agreement of Franklin Covey Coaching LLC, dated September 1, 2000	(7)

10.6	Agreement for Information Technology Services between each of Franklin Covey Co., electronic Data Systems Corporation and EDS Information Services LLC, dated April 1, 2001	(8)

10.7	Additional Services Addendum #1 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation and EDS Information Services LLC, dated June 30, 2001	(8)

10.8	Amendment #2 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation and EDS Information Services LLC, dated June 30, 2001	(8)

10.9	Purchase Agreement By and Among Franklin Covey Co., Franklin Covey Canada Ltd., and 3956831 Canada Inc., dated November 13, 2001	(9)

10.10	Amendment to Purchase Agreement By and Among Franklin Covey Co., Franklin Covey Canada Inc., dated December 2001	(10)

10.11	Schedule TO Tender Offer Statement Under Section 14(D)(1) or 13(E)(1) of the Securities Exchange Act of 1934 for 7,333,333 shares of Franklin Covey Co. Common Stock at $6.00 per share, and related amendments (filed initially as Schedule TO-I with the Securities and Exchange Commission on November 26, 2001, with related amendments on Schedule TO-I/A on November 28, 2001 and December 24, 2001)	(10)

10.12	Amended and Restated Limited Liability Company Agreement of Franklin Covey Coaching, LLC	**

10.13	Consulting Agreement with Krisak and Company	**

10.14	Sabbatical and Severance Agreement with Stephen M. R. Covey	**

21	Subsidiaries of the Registrant	**

23	Consent of Independent Auditors	**

99.1	Section 906 Certificates	**

99.2	Report of KPMG LLP, Independent Auditors, on Consolidated Financial Statement Schedule for the years ended August 31, 2002, 2001, and 2000	**

99.3	Valuation and Qualifying Accounts and Reserves. Financial statement schedules other than the one identified above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto, or contained in this report.	**

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.
(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.
(3)	Incorporated by reference to Report on Form 10-K filed November 27, 1992, for the year ended August 31,1992.
(4)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on January 3, 1994, Registration No. 33-73728.
(5)	Incorporated by reference to Schedule 13D(CUSIP No. 534691090 as filed with the Commission on June 2, 1999)
(6)	Incorporated by reference to Report on Form S-8 filed with the Commission on May 31, 2000, Registration No. 333-38172.
(7)	Incorporated by reference to Report on Form 10-K filed November 29, 2000, for the year ended August 31, 2000.
(8)	Incorporated by reference to Report on Form 10-Q filed July 10, 2001, for the quarter ended May 26, 2001.
(9)	Incorporated by reference to Report on Form 10-K filed November 29, 2001, for the year ended August 31, 2001.
(10)	Incorporated by reference to Report on Form 10-Q filed January 10, 2001, for the quarter ended November 24, 2001.
**	Filed herewith and attached to this report.

(b)   Reports on Form 8-K

        None.

(c)   Exhibits

         Exhibits to this Report are attached following hereof.

(d)   Financial Statement Schedule

         See herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 25, 2002.

FRANKLIN COVEY CO.

By: /s/ ROBERT A. WHITMAN
Robert A. Whitman, Chief Executive Officer and Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT A. WHITMAN	Chairman of the Board and Chief Executive Officer	November 25, 2002
Robert A. Whitman

/s/ HYRUM W. SMITH	Vice-Chairman of the Board	November 25, 2002
Hyrum W. Smith

/s/ STEPHEN R. COVEY	Vice-Chairman of the Board	November 25, 2002
Stephen R. Covey

/s/ ROBERT H. DAINES	Director	November 25, 2002
Robert H. Daines

/s/ E. J. "JAKE" GARN	Director	November 25, 2002
E. J. "Jake" Garn

/s/ DENNIS G. HEINER	Director	November 25, 2002
Dennis G. Heiner

/s/ BRIAN A. KRISAK	Director	November 25, 2002
Brian A. Krisak

/s/ DONALD J. MCNAMARA	Director	November 25, 2002
Donald J. McNamara

/s/ JOEL C. PETERSON	Director	November 25, 2002
Joel C. Peterson

/s/ E. KAY STEPP	Director	November 25, 2002
E. Kay Stepp

CERTIFICATIONS OF THE CEO AND CFO

I, Robert A. Whitman, certify that:

1.  I have reviewed this annual report on Form 10-K of Franklin Covey Co.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002

/s/ ROBERT A. WHITMAN

Robert A. Whitman
Chief Executive Officer

I, Stephen D. Young, certify that:

1.  I have reviewed this annual report on Form 10-K of Franklin Covey Co.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002

/s/ STEPHEN D. YOUNG

Stephen D. Young
Chief Financial Officer

Exhibit Index

10.12	Amended and Restated Limited Liability Company Agreement of Franklin Covey Coaching, LLC

10.13	Consulting Agreement with Krisak and Company

10.14	Sabbatical and Severance Agreement with Stephen M. R. Covey

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

99.1	Section 906 Certificates

99.2	Report of KPMG LLP, Independent Auditors, on Consolidated Financial Statement Schedule for the years ended August 31, 2002, 2001, and 2000

99.3	Valuation and Qualifying Accounts and Reserves. Financial statement schedules other than the one identified above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto, or contained in this report.