Form 10-Q
period 2003-01-03
FRANKLIN COVEY CO
filed 2003-01-14
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————

FORM 10-Q

——————

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

OR

❑   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

Yes ☒  No ❑

The total number of shares of the registrant’s Common Stock outstanding on January 6, 2003 was 20,059,329

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                                                November 30,              August 31,
                                                                                    2002                     2002
                                                                               ________________       _________________
                                                                                             (unaudited)
ASSETS
______
Current assets:
      Cash and cash equivalents                                                   $   37,502                $   47,049
      Accounts receivable, less allowance for doubtful
        accounts of $1,920 and $1,802, respectively                                   25,938                    21,117
      Inventories                                                                     40,361                    39,091
      Other current assets                                                            13,314                    13,482
                                                                                  __________                __________
      Total current assets                                                           117,115                   120,739

Property and equipment, net                                                           70,486                    75,928
Intangible assets, net                                                                94,809                    95,955
Investment in unconsolidated subsidiary                                                  954                       642
Other long-term assets                                                                11,019                    11,474
                                                                                  __________                __________
                                                                                  $  294,383                $  304,738
                                                                                  ==========                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
____________________________________
Current liabilities:
      Accounts payable                                                            $   14,738                $   12,718
      Current portion of long-term debt                                                  122                       189
      Income taxes payable                                                             9,613                    14,904
      Accrued liabilities                                                             42,153                    39,069
                                                                                  __________                __________
      Total current liabilities                                                       66,626                    66,880

Long-term debt, less current portion                                                   1,400                     1,417
Other liabilities                                                                      1,769                     1,886
                                                                                  __________                __________
      Total liabilities                                                               69,795                    70,183
                                                                                  __________                __________

Shareholders' equity:
      Preferred stock - Series A, no par value; convertible into common stock at $14 per share; liquidation preference totaling $89,530;
        4,000 shares authorized, 873 shares issued                                    87,203                    87,203
      Common stock, $0.05 par value; 40,000 shares authorized,
        27,056 shares issued                                                           1,353                     1,353
      Additional paid-in capital                                                     222,431                   222,953
      Retained earnings                                                               47,919                    58,209
      Notes and interest receivable related to financing common stock
        purchases by related parties, net                                            (12,205)                  (12,362)
      Accumulated other comprehensive loss                                              (313)                     (280)
      Treasury stock at cost, 7,047 and 7,089 shares, respectively                  (121,800)                 (122,521)
                                                                                  __________                __________
      Total shareholders' equity                                                     224,588                   234,555
                                                                                  __________                __________
                                                                                  $  294,383                $  304,738
                                                                                  ==========                ==========

(See Notes to Condensed Consolidated Financial Statements.)

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                                        Quarter Ended
                                                                      ________________________________________________
                                                                       November 30, 2002             November 24, 2001
                                                                      __________________            __________________
                                                                                         (unaudited)
Net sales:
      Products                                                                  $     57,618              $     58,184
      Training and services                                                           27,428                    26,156
                                                                                ____________              ____________
                                                                                      85,046                    84,340
                                                                                ____________              ____________
Cost of sales:
      Products                                                                        28,791                    27,192
      Training and services                                                            9,327                     9,661
                                                                                ____________              ____________
                                                                                      38,118                    36,853
                                                                                ____________              ____________
      Gross margin                                                                    46,928                    47,487

Selling, general, and administrative                                                  47,908                    56,362
Provision for losses on management stock loans                                           157                     9,971
Impairment (recovery) of investment in unconsolidated
        subsidiary                                                                      (890)                    1,861
Depreciation                                                                           5,914                     8,246
Amortization                                                                           1,173                     1,328
                                                                                ____________              ____________
      Loss from operations                                                            (7,334)                  (30,281)

Equity in earnings (losses) of unconsolidated subsidiary                                 (46)                      863
Interest income                                                                          267                       851
Interest expense                                                                         (73)                   (2,106)
Other expense                                                                           (172)
Loss on settlement of interest rate swap                                                                        (5,126)
                                                                                ____________              ____________
      Loss from continuing operations before benefit
        (provision) for income taxes                                                  (7,358)                  (35,799)
Benefit (provision) for income taxes                                                    (748)                   14,320
                                                                                ____________              ____________
      Loss from continuing operations                                                 (8,106)                  (21,479)
Loss from discontinued operations, net of tax benefits totaling $2,782                                          (4,173)
                                                                                ____________              ____________
      Loss before cumulative effect of accounting change                              (8,106)                  (25,652)
Cumulative effect of accounting change, net of tax benefits totaling $13,948                                   (61,386)
                                                                                ____________              ____________
      Net loss                                                                        (8,106)                  (87,038)
Preferred stock dividends                                                             (2,184)                   (2,130)
                                                                                ____________              ____________
      Net loss attributable to common shareholders                              $    (10,290)             $    (89,168)
                                                                                ============              ============
Loss from continuing operations and preferred stock
      dividends per share:
        Basic and diluted                                                       $       (.51)             $      (1.19)
                                                                                ============              ============
Net loss attributable to common shareholders per share:
        Basic and diluted                                                       $       (.51)             $      (4.49)
                                                                                ============              ============
Weighted average number of common shares:
        Basic and diluted                                                             20,009                    19,856
                                                                                ============              ============

(See Notes to Condensed Consolidated Financial Statements.)

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                             Quarter Ended
                                                                                ______________________________________
                                                                                   November 30,         November 24,
                                                                                       2002                 2001
                                                                                _________________    _________________
                                                                                              (unaudited)
Cash flows from operating activities:
     Net loss                                                                      $  (8,106)                $ (87,038)
     Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
        Depreciation and amortization                                                  7,481                     9,443
        Cumulative effect of accounting change, net of tax                                                      61,386
        Provision for losses on management stock loans                                   157                     9,971
        Loss on settlement of interest rate swap                                                                 5,126
        Impairment of investment in unconsolidated subsidiary                           (890)                    1,861
        Equity in losses (earnings) of unconsolidated subsidiary                          46                      (863)
        Loss on disposal of assets                                                       199                     1,481
        Other                                                                            124                      (533)
        Changes in assets and liabilities:
           Decrease (increase) in accounts receivable, net                            (4,821)                   41,155
           Increase in inventories                                                    (1,270)                   (7,923)
           Decrease in other assets                                                    2,127                     1,468
           Increase (decrease) in accounts payable and accrued liabilities             5,104                    (5,392)
           Increase (decrease) in other long-term liabilities                           (117)                      209
           Decrease in income taxes payable                                           (5,291)                  (17,302)
                                                                                   _________                 _________
      Net cash (used for) provided by operating activities                            (5,257)                   13,049
                                                                                   _________                 _________

Cash flows from investing activities:
      Investment in unconsolidated subsidiary                                         (1,000)
      Cash distributions of earnings from unconsolidated subsidiary                                                293
      Proceeds from sale of property and equipment                                       372
      Purchases of property and equipment                                             (1,435)                   (4,095)
                                                                                   _________                 _________
      Net cash used for investing activities                                          (2,063)                   (3,802)
                                                                                   _________                 _________

Cash flows from financing activities:
      Principal payments on short-term line of credit borrowings                                                (9,750)
      Proceeds from long-term debt and long-term line of credit                                                  4,238
      Principal payments on long-term debt, long-term line of credit,
        and capital lease obligations                                                    (84)                   (1,135)
      Proceeds from issuance of common stock from treasury                                74                       156
      Payment of preferred stock dividends                                            (2,184)
                                                                                   _________                 _________
      Net cash used for financing activities                                          (2,194)                   (6,491)
                                                                                   _________                 _________

Effect of foreign currency exchange rates on cash and cash equivalents                   (33)                     (412)
                                                                                   _________                 _________
      Net (decrease) increase in cash and cash equivalents                            (9,547)                    2,344
Cash and cash equivalents at beginning of the period                                  47,049                    14,864
                                                                                   _________                 _________
Cash and cash equivalents at end of the period                                     $  37,502                 $  17,208
                                                                                   =========                 =========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                       $      60                 $   2,233
                                                                                   =========                 =========
      Cash paid for income taxes                                                   $   4,202                 $     315
                                                                                   =========                 =========

Non-cash investing and financing activities:
      Accrued preferred stock dividends                                            $   2,184                 $   2,130
      Preferred stock dividends paid with additional shares of preferred stock                                   2,078

(See Notes to Condensed Consolidated Financial Statements.)

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

      Franklin Covey Co. (the "Company," "we," "our," "us,") provides integrated training and performance enhancement solutions to organizations and individuals in productivity, leadership, sales, communication, and other areas. Each integrated solution may include components for training and consulting, assessment, and other application tools that are generally available in electronic or paper-based formats. Our products and services are available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com. Our best-known offerings include the Franklin Planner(TM), our productivity workshop entitled "Focus: Achieving Your Highest Priorities," and courses based on the best-selling book, The 7 Habits of Highly Effective People.

      The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The Company suggests the information included in this quarterly Report on Form 10-Q be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

      The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year. Corresponding quarterly periods generally consist of 13-week periods that end on November 30, 2002, March 1, 2003, and May 31, 2003 during fiscal 2003. Due to the modified 52/53-week fiscal year, the quarter ended November 30, 2002 had five additional business days compared to the quarter ended November 24, 2001. As a result of our fiscal calendar, the fourth quarter ended August 31, 2003 will have six fewer business days compared to the same quarter of fiscal 2002.

      The results of operations for the quarter ended November 30, 2002 are not necessarily indicative of results for the entire fiscal year ending August 31, 2003.

      Due to the sale of Premier Agendas ("Premier") and termination of franklinplanner.com operations during fiscal 2002, the operating results of these entities have been presented as discontinued operations in our condensed consolidated statement of operations for the quarter ended November 24, 2001. In order to conform with the current period presentation, certain reclassifications have been made in the prior period financial statements.

      On September 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives. In connection with the implementation of SFAS No. 142, we recognized a $61.4 million, net of tax, impairment charge to operations that was recorded as a cumulative effect of accounting change in our condensed consolidated statement of operations for the quarter ended November 24, 2001.

NOTE 2 - INVENTORIES

      Inventories were comprised of the following (in thousands):

                                            November 30,             August 31,
                                                 2002                    2002
                                          ________________      ________________
      Finished goods                      $    30,570           $    30,615
      Work in process                           2,017                 1,141
      Raw materials                             7,774                 7,335
                                          ___________           ___________

                                          $    40,361           $    39,091
                                          ===========           ===========

NOTE 3 - INTANGIBLE ASSETS

      We account for our intangible assets under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Our intangible assets were comprised of the following for the periods indicated (in thousands):

                                            Gross
                                           Carrying      Accumulated    Net Carrying
        November 30, 2002                   Amount       Amortization      Amount
        ______________________________ _______________ _______________ _______________
        Amortized Intangible
          Assets:
        License rights                    $    27,000     $    (3,903)    $    23,097
        Curriculum                             62,344         (23,490)         38,854
        Customer lists                         18,874          (9,061)          9,813
        Trade names                             1,277          (1,232)             45
                                          ___________     ___________     ___________
                                              109,495         (37,686)         71,809
        Unamortized Intangible
          Asset:
        Covey trade name                       23,000                          23,000
                                          ___________     ___________     ___________
        Balance at November 30, 2002      $   132,495     $   (37,686)    $    94,809
                                          ===========     ===========     ===========

        August 31, 2002
        _______________________________ ______________ _______________ _______________
        Amortized Intangible
          Assets:
        License rights                    $    27,000     $    (3,669)    $    23,331
        Curriculum                             62,320         (22,853)         39,467
        Customer lists                         18,874          (8,799)         10,075
        Trade names                             1,277          (1,195)             82
                                          ___________     ___________     ___________
                                              109,471         (36,516)         72,955
        Unamortized Intangible
          Asset:
        Covey trade name                       23,000                          23,000
                                          ___________     ___________     ___________
        Balance at August 31, 2002        $   132,471     $   (36,516)    $    95,955
                                          ===========     ===========     ===========

      Our aggregate amortization expense from continuing operations totaled $1.2 million and $1.3 million, for the fiscal quarters ended November 30, 2002 and November 24, 2001, respectively. Estimated amortization expense for the next five years is expected to be as follows (in thousands):

        Year Ending August 31,
        _________________________________________________________________
        2003                                               $   4,384
        2004                                                   4,011
        2005                                                   4,011
        2006                                                   3,188
        2007                                                   3,131

      We adopted the provisions of SFAS No. 142 on September 1, 2001. The new reporting provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and requires those assets to be tested and written down to fair value, if necessary. In connection with the implementation of SFAS No. 142, we hired an independent valuation firm to assess the value of our goodwill and indefinite-lived intangibles in accordance with the new measurement requirements of SFAS No. 142. The valuation process assigned the Company's assets to our operating business units and then determined the fair market value of those assets using a discounted cash flow model that also considered factors such as market capitalization and the appraised values of certain assets. Based upon the results of the valuation, all of the goodwill assigned to the Organizational Strategic Business Unit, Consumer Strategic Business Unit, and corporate support group, plus a portion of the Covey trade name intangible asset were impaired. The resulting impairment from the adoption of SFAS No. 142 totaled $75.3 million ($61.4 after applicable tax benefits) and was recorded as a cumulative effect of an accounting change in our condensed consolidated statement of operations for the quarter ended November 24, 2001. The impairment loss was comprised of the following items (in thousands):

                                                                    Amount
                                                               _________________
        Impaired goodwill                                         $    61,682
        Impaired Covey trade name intangible asset                     13,652
                                                                  ___________
        Total SFAS No. 142 adoption impairment loss               $    75,334
                                                                  ===========

      Goodwill and intangible assets assigned to the Education Business Unit, which consisted primarily of Premier, were not impaired because the fair values of that business unit's assets exceeded their carrying amounts at the measurement date.

NOTE 4 - INVESTMENT IN FRANKLIN COVEY COACHING, LLC

      Effective September 1, 2000, the Company entered into a joint venture agreement with American Marketing Systems ("AMS") to form Franklin Covey Coaching, LLC ("FCC"). Each partner owned 50 percent of the joint venture and participated equally in its management. The joint venture agreement required the Company's coaching programs to achieve specified earnings thresholds beginning in fiscal 2002 or the existing joint venture agreement could be terminated at the option of AMS. Due to unfavorable economic conditions and other factors, the Company's coaching programs did not produce the required earnings during fiscal 2002. As a result, AMS exercised its option to terminate the existing joint venture agreement effective August 31, 2002. Under the provisions of a new partnership agreement that eventually terminates our interest in FCC, we received a $0.3 million payment at the end of fiscal 2002, we expect to receive payments totaling $2.0 million during fiscal 2003, and we may receive an additional $1.2 million in payments from FCC. The new partnership agreement payments are comprised of the following three components:

Ownership Change Payment – On August 30, 2002, AMS paid the Company $0.3 million for our Class A ownership shares in FCC and FCC issued Class B shares to us. The Class B ownership shares prohibit the Company from active participation in the management of FCC, but provide us with the opportunity to receive a portion of FCC’s earnings as described below.

FCC Net Income Recognition – During fiscal 2003, we will continue to recognize a portion of FCC’s net income and receive quarterly cash distributions that may total $2.0 million. Based upon operational results at FCC during the quarter ended November 30, 2002 and terms of the agreement, we earned $1.3 million of net income distribution, which was recorded as a receivable in other current assets in our condensed consolidated balance sheet at November 30, 2002. Subsequent to November 30, 2002, we received payment of substantially all of the earned net income distribution. Upon recognition of our portion of FCC’s net income and earned contingent program payments (see below), we reduced our remaining investment in FCC to zero and recorded the excess earnings as a $0.9 million reversal of previously recorded impairment charges in our condensed consolidated statement of operations for the quarter ended November 30, 2002. Based upon current operating trends at FCC, we anticipate receiving the remaining net income distribution payments during fiscal 2003.

Contingent Program Payment – The third component of the new partnership agreement is contingent upon the earnings of coaching programs based upon Franklin Covey content during the 13-month period ended September 30, 2003 (the measurement period). If coaching programs based upon our content achieve earnings before interest, taxes, depreciation, and amortization (“EBITDA”) greater than $1.2 million during the measurement period, then a final payment will be made in October 2003, for the entire contingent program payment. The contingent payment may not exceed $1.2 million, however, the contingent payment may be reduced on a dollar-for-dollar basis if our coaching programs fail to produce $1.2 million of EBITDA during the measurement period. During the quarter ended November 30, 2002, our coaching programs earned $0.2 million of EBITDA toward the $1.2 million goal, which was recorded as a receivable in other current assets.

      Based upon our coaching program performance throughout fiscal 2002, and expected termination of our interest in FCC, we previously recognized a $1.9 million impairment charge to our investment in FCC during the first quarter of fiscal 2002. The impairment charge was based upon information then available related to negotiations with AMS and expected settlement amounts.

      Prior to the new partnership agreement, we accounted for our investment in FCC using the equity method of accounting and reported our share of the joint venture's net income as equity in earnings of an unconsolidated subsidiary. The Company's share of the joint venture's earnings totaled $0.9 million during the first quarter of fiscal 2002. Summarized financial information for FCC as of and for the first fiscal quarters of 2003 and 2002 was as follows (in thousands):

                                      November 30,         November 24,
                                         2002                 2001
                                    _______________     _______________

        Net sales                      $    9,088         $     5,854
        Gross profit                        6,213               3,800
        Net income                          3,584               1,945

        Current assets                 $    8,151         $     2,910
        Long-term assets                   17,413              17,451
                                       __________         ___________
            Total assets               $   25,564         $    20,361
                                       ==========         ===========

        Current liabilities            $    1,754         $     1,117
        Long-term liabilities               3,817               3,027
                                       __________         ___________
            Total liabilities          $    5,571         $     4,144
                                       ==========         ===========

NOTE 5 - INVESTMENT IN AGILIX LABS, INC.

      During the quarter ended November 30, 2002, we purchased 20 percent of the preferred stock of Agilix Labs, Inc. ("Agilix"), a Delaware corporation, for payments totaling $1.0 million in cash. The preferred stock of Agilix has essentially the same voting rights on an "as converted" basis as the common stock of Agilix. Agilix is a development stage enterprise that develops software applications for personal computers, including the new "Tablet PC." We account for our investment in Agilix using the equity method, as the Company appointed a member of the board of directors and has the ability to exercise significant influence over the operations of Agilix. Our investment in Agilix was recorded as an investment in an unconsolidated subsidiary in our condensed consolidated balance sheet as of November 30, 2002. During the quarter ended November 30, 2002, we recorded our share of the operating losses of Agilix, which totaled less than $0.1 million, as equity in the loss of an unconsolidated subsidiary. Our remaining investment in Agilix totaled approximately $1.0 million as of November 30, 2002. The Company has the right, but no obligation, to purchase another 10 percent of the preferred stock of Agilix for $0.5 million. During the quarter ended November 30, 2002, Agilix did not have significant sales or corresponding gross margin. Summarized financial information for Agilix as of and for the quarter ended November 30, 2002 was as follows (in thousands):

                                     November 30,
                                         2002
                                    _______________

        Net loss                       $      460
                                       ==========

        Current assets                 $      919
        Long-term assets                       20
                                       __________
            Total assets               $      939
                                       ==========

        Current liabilities            $      328
        Long-term liabilities                 218
                                       __________
            Total liabilities          $      546
                                       ==========

NOTE 6 - DISCONTINUED OPERATIONS

      During fiscal 2002, we sold the operations of Premier Agendas and discontinued our on-line planning service offered at franklinplanner.com. Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial results of these operations were classified as discontinued operations in our condensed consolidated statement of operations, net of tax, for the quarter ended November 24, 2001. The loss from discontinued operations for the quarter ended November 24, 2001 consisted of the following (in thousands):

                                                                         Loss From
                                                      Income Tax        Discontinued
                                 Pre-Tax Loss          Benefit           Operations
                                 ______________     _______________    _______________
        Premier Agendas            $    (6,654)       $     2,662        $    (3,992)
        franklinplanner.com               (301)               120               (181)
                                   ___________        ___________        ___________
                                   $    (6,955)       $     2,782        $    (4,173)
                                   ===========        ===========        ===========

      The operating results of Premier for the quarter ended November 24, 2001 include results from a period during which Premier does not recognize significant sales. The operations of franklinplanner.com were discontinued during August 2002. Additional information regarding the sale of Premier and the termination of franklinplanner.com is provided below.

Sale of Premier Agendas

      Effective December 21, 2001, we sold Premier Agendas, Inc., a wholly owned subsidiary located in Bellingham, Washington, and Premier School Agendas Ltd., a wholly owned subsidiary organized in Ontario, Canada, (collectively, "Premier") to School Specialty, Inc., a Wisconsin-based company that specializes in providing products and services to students and schools. Premier provided productivity and leadership solutions to the educational industry, including student and teacher planners. The sale price was $152.5 million in cash plus the retention of Premier's working capital, which was received in the form of a $4.0 million promissory note from the purchaser. Prior to the sale closing, we received cash distributions from Premier's working capital that totaled approximately $7.0 million. The Company received full payment on the promissory note plus accrued interest during June 2002. We recognized a pretax gain of $99.9 million ($64.9 million after applicable taxes) on the sale of Premier, the majority of which was recorded as a gain on the sale of discontinued operations during the second quarter of fiscal 2002. Under terms of the Company's then-existing credit facilities, we used $92.3 million of the proceeds from the sale of Premier to pay off and terminate our term loan and revolving credit line.

      The operating results of Premier were historically included in our education segment. During the first quarter of fiscal 2002, Premier recorded sales totaling $4.6 million, which were included in our loss from discontinued operations for the quarter ended November 24, 2001.

Termination of franklinplanner.com

      During the fourth quarter of fiscal 2002, we discontinued the on-line planning services provided at franklinplanner.com. The Company acquired franklinplanner.com during fiscal 2000 and we intended to sell on-line planning as a component of our productivity solution for both organizations and individuals. However, due to competitors that offered on-line planning at no charge and other related factors, the Company was not able to create a profitable business model for the operations of franklinplanner.com. Although we were unable to generate revenue from the on-line planning services available at franklinplanner.com, we considered an on-line planning tool a key component of our overall product offerings and continued to operate franklinplanner.com during fiscal 2001 and fiscal 2002. However, due to a lack of demand for its services and the need to reduce operating expenses, franklinplanner.com was terminated during late fiscal 2002.

      The operating results of franklinplanner.com were historically included as a component of corporate expenses for segment reporting purposes. Franklinplanner.com did not record any sales during the quarter ended November 24, 2001.

NOTE 7 - MANAGEMENT COMMON STOCK LOAN PROGRAM

      The Company is the creditor for a loan program that provided the capital to allow certain management personnel to purchase shares of our common stock. The loan program closed during fiscal 2001 with 3,825,000 shares of common stock purchased by the loan participants for a total cost of $33.6 million. The loans in the management stock loan program are full-recourse to the participants and were recorded as a reduction to shareholders' equity in our condensed consolidated balance sheets. Although interest accrues against the participants over the life of the loans, no interest payments are due from participants until the loans mature in March 2005.

      The Company utilizes a systematic methodology for determining the level of reserves that are appropriate for the management common stock loan program. A key factor considered by our methodology is the current market value of the common stock acquired by the participants. Other factors considered by the methodology include: the liquid net worth of the participants; the risks of pursuing collection actions against key employees; the probability of sufficient participant repayment capability based upon proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on our ability to collect the loans. Additionally, the methodology takes into account the fact that the Company may not hold the participants' shares of stock as collateral due to certain laws and regulations. Based upon our reserve methodology, we recorded increases to the loan loss reserve totaling $0.2 million and $10.0 million during the quarters ended November 30, 2002 and November 24, 2001, respectively. In addition, we ceased recording interest receivable and corresponding interest income on all participant loans during fiscal 2002. However, the loan participants remain liable for interest accrued over the full term of their loans, which is due when the loans mature in March 2005. At November 30, 2002, we had an aggregate loan loss reserve totaling $26.0 million, which reduces notes and interest receivable from financing common stock purchases by related parties in our November 30, 2002 condensed consolidated balance sheet. At November 30, 2002, the participants' loans plus recorded accrued interest exceeded the value of the common stock acquired by the participants by $30.8 million. Should the value of the common stock continue to be insufficient to cover the loans outstanding during the loan term, our loan loss reserve methodology provides a basis to be fully reserved prior to the March 2005 loan maturity date. However, the inability of the Company to collect all, or a portion of, these receivables could have a significant adverse impact upon the financial position and future cash flows of the Company.

      The establishment of reserves for potential loan losses requires significant estimates and judgment by the Company's management, and these estimates and projections are subject to change as a result of various economic factors, most of which are not within our control. As a result, the reserve for management stock loan losses could fluctuate significantly in future periods.

NOTE 8 - COMPREHENSIVE LOSS

      Comprehensive loss includes charges and credits to equity accounts that are not the result of transactions with shareholders. Comprehensive loss is comprised of net loss and other comprehensive income and loss items. Comprehensive loss for the Company was as follows (in thousands):

                                                              Quarter Ended
                                                    __________________________________
                                                     November 30,       November 24,
                                                         2002               2001
                                                    _______________    _______________

        Net loss                                      $    (8,106)        $  (87,038)

        Other comprehensive (loss) income:
            Loss on valuation of interest rate
                swap, net of $1,827 tax benefit                                2,786
            Foreign currency translation
                adjustments                                   (33)              (412)
                                                      ___________         __________
        Comprehensive loss                            $    (8,139)        $  (84,664)
                                                      ===========         ==========

      The loss on valuation of interest rate swap agreement was included in the calculation of comprehensive income due to its change in classification and corresponding adjustment from other accumulated comprehensive loss to a component of loss from operations. The changes in cumulative foreign currency translation adjustments were not adjusted for income taxes as they relate to specific indefinite investments in foreign subsidiaries.

NOTE 9 - NET LOSS PER COMMON SHARE

      Basic earnings (loss) per share ("EPS") is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the "as converted" method, as appropriate. During periods of net loss, all common stock equivalents, including the effect of common shares from the issuance of preferred stock on an "as converted" basis, are excluded from the diluted EPS calculation. Significant components of the numerator and denominator used for basic and diluted EPS were as follows for the periods indicated (in thousands, except per share amounts):

                                                              Quarter Ended
                                                    __________________________________
                                                     November 30,       November 24,
                                                         2002               2001
                                                    _______________    _______________

        Loss from continuing operations               $    (8,106)        $  (21,479)
        Preferred stock dividends                          (2,184)            (2,130)
                                                      ___________         __________
        Loss from continuing operations and
          preferred stock dividends                       (10,290)           (23,609)
        Loss from discontinued operations,
          net of tax                                                          (4,173)
                                                      ___________         __________
        Loss before cumulative effect of
          accounting change                               (10,290)           (27,782)
        Cumulative effect of accounting change,
          net of tax                                                         (61,386)
                                                      ___________         __________
        Net loss attributable to common
          shareholders                                $   (10,290)        $  (89,168)
                                                      ===========         ==========

        Loss from continuing operations and
          preferred dividends per share:
              Basic and diluted                       $     (.51)        $    (1.19)

        Loss from discontinued operations,
          net of tax, per share:
              Basic and diluted                                                (.21)
                                                      ___________         __________

        Loss before cumulative effect of
          accounting change per share:
              Basic and diluted                             (.51)             (1.40)

        Cumulative effect of accounting change,
          net of tax, per share:
              Basic and diluted                                               (3.09)
                                                      ___________         __________

        Net loss attributable to common
          shareholders per share:
              Basic and diluted                       $     (.51)        $    (4.49)
                                                       ==========         ==========

        Basic and diluted weighted-average
          number of common shares outstanding              20,009             19,856
                                                      ===========         ==========

      Due to their anti-dilutive effect, the following incremental shares from the effect of Series A preferred stock on an "as converted" basis and in-the-money options to purchase common stock have been excluded from the diluted EPS calculation (in thousands):

                                              November 30,       November 24,
                                                  2002               2001
                                             ---------------    ---------------
        Number of Series A preferred
          stock shares on an "as
          converted" basis                           6,239              6,087
        Common stock equivalents from
          the assumed exercise of in-
          the-money stock options                                           1
                                                __________        ___________
        Total anti-dilutive
          shares excluded from the EPS
          calculation                                6,239              6,088
                                                ==========        ===========

NOTE 10 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS

      During the normal course of business, the Company is exposed to foreign currency exchange risk and interest rate risk arising from our cash and cash equivalents balance. To manage risks associated with foreign currency exchange and interest rates, the Company makes limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, our derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions that are independent of those exposures. In addition, we do not enter into derivative contracts for trading or speculative purposes, nor are we party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument and, thus, are not a measure of the exposure to the Company through its use of derivatives. Additionally, we enter into derivative agreements only with highly rated counterparties and we do not expect to incur any losses resulting from non-performance by other parties.

Foreign Currency Exposure

      The Company has international operations and during the normal course of business is exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. During the quarter ended November 30, 2002, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. These contracts did not meet specific hedge accounting requirements and corresponding gains and losses were recorded as a component of current operations in our condensed consolidated statements of operations. As of November 30, 2002, all of our foreign currency forward contracts were settled. The net loss to the Company resulting from our use of foreign exchange contracts was $0.1 million for each of the quarters ended November 30, 2002 and November 24, 2001. In future periods, the Company may continue to use foreign currency forward contracts to manage our foreign currency exchange risks.

Interest Rate Risk Management

      Generally, under interest rate swaps, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to a contracted notional amount. When appropriate, we designate interest rate swaps as hedges of risks associated with specific assets, liabilities, or future commitments, and these contracts are monitored to determine whether the underlying agreements remain effective hedges. The interest rate differential on interest rate swaps is recognized as a component of interest expense or income over the term of the agreement. Due to the limited nature of our interest rate risk, we do not make extensive use of interest rate derivatives and we were not party to any interest rate derivative instrument during the quarter ended November 30, 2002.

      In connection with the management common stock loan program (Note 7), the Company entered into an interest rate swap agreement. As a result of a credit agreement obtained during fiscal 2001, the notes receivable from loan participants, corresponding debt, and the interest rate swap agreement were recorded on our consolidated balance sheet at August 31, 2001. Under terms of our then existing credit agreement, we were obligated to use a portion of the proceeds from the sale of Premier (Note 6) to retire the majority of our outstanding debt, including the amount related to the management common stock loan program. As a result of this transaction, the underlying obligation of the interest rate swap was settled and the interest rate swap agreement was transformed from a hedge instrument to a speculative instrument, which was settled during the second quarter of fiscal 2002 for a payment of $4.9 million. At November 24, 2001, the fair value of the interest rate swap was a $5.1 million liability, which was recorded as a loss on settlement of interest rate swap in our condensed consolidated statement of operations for the quarter ended November 24, 2001. The interest rate differential on the interest rate swap totaled $0.5 million of expense for the quarter ended November 24, 2001.

NOTE 11 - SEGMENT INFORMATION

      Following the sale of Premier in fiscal 2002, we now have two reporting segments: the Consumer Strategic Business Unit ("CSBU") and the Organizational Strategic Business Unit ("OSBU"). The operating results of Premier and our other products and services designed for teachers and students were previously reported in the Education Business Unit, which was dissolved in fiscal 2002. Our remaining teacher and student programs and products are now classified in OSBU results of operations. The following is a description of our reporting segments and their primary activities.

Consumer Strategic Business Unit – This business unit is primarily focused on sales to individual customers and includes the results of our 175 domestic retail stores, 10 international retail stores, catalog and e-Commerce operations, and other related channels, including wholesale sales and manufacturing operations. Although CSBU sales primarily consist of products such as planners, binders, and handheld electronic planning devices, virtually any component of our leadership and productivity solutions can be purchased through CSBU channels.

Organizational Strategic Business Unit – The OSBU is primarily responsible for the development, marketing, sale, and delivery of productivity, leadership, sales performance, and communication training solutions directly to organizational clients, including other companies, the government, and educational institutions. The OSBU includes the financial results of the Organizational Solutions Group (“OSG”) and our international operations, except for retail operations. The OSG is responsible for the domestic sale and delivery of productivity, leadership, sales performance, and communication training solutions to corporations and includes sales of training seminars to teachers and students, which were previously reported with the operating results of Premier. The OSG is also responsible for consulting services that compliment our productivity and leadership training solutions. Our international sales group includes our direct offices and licensee sale and delivery options, including certain catalog sales.

      Our chief operating decision maker is the Chief Executive Officer ("CEO"). Each of the reportable segments has a president and chief operating officer who report directly to the CEO. The primary measurement tools we use in business unit performance analysis are earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and free cash flows, which may not be calculated as similarly titled amounts presented by other companies. Our consolidated EBITDA can be calculated as our loss from operations excluding depreciation and amortization.

      In the normal course of business, the Company may make structural and cost allocation changes to our segment information to reflect new reporting responsibilities within the organization. During the first quarter of fiscal 2003, we began allocating certain computer and information services costs to the business units that were previously recorded as a component of corporate expenses. In addition, certain other structural changes were made that had less impact on reported segment information, such as the classification of certain wholesale operations, which are now recorded in the CSBU segment and were previously recorded in the OSBU segment. All prior period segment information has been revised to conform with the most recent classifications and organizational changes. We account for our segment information on the same basis as the accompanying condensed consolidated financial statements.

SEGMENT INFORMATION

(in thousands)

                                                                     Organizational
                          Consumer Strategic Business Unit       Strategic Business Unit                  Corporate,
                         ____________________________________    ________________________                 Adjustments
Quarter Ended                         Catalog/      Other                                                 and
November 30, 2002          Retail     eCommerce     CSBU             OSG    International   Education   Eliminations  Consolidated
________________________ __________ ____________  ___________    _________  _____________  ___________  ____________  ____________
Sales to external
  customers               $  28,198   $   19,133    $   5,312    $  20,627       $ 11,776                               $   85,046
Gross margin                 14,534       11,080          234       12,748          8,332                                   46,928
EBITDA                          (75)       5,120       (3,646)      (1,763)         2,514                   $ (2,397)         (247)
Depreciation                  1,953          704          486          457            252                      2,062         5,914
Amortization                                                         1,169              2                          2         1,173
Significant non-cash
  items:
  Provision for losses
    on management
    stock loan program                                                                                           157           157
  Impairment of
    investment in
    unconsolidated
    subsidiary                                                        (890)                                                   (890)

Quarter Ended
November 24, 2001
________________________ __________ ____________  ___________    _________  _____________  ___________  ____________  ____________
Sales to external
  customers               $  28,639   $   19,854    $   4,235    $  20,230       $ 11,382                               $   84,340
Gross margin                 15,224       11,559        1,277       11,441          7,986                                   47,487
EBITDA                          538        3,021       (3,276)      (7,088)         2,076                    $(15,978)     (20,707)
Depreciation                  2,832          625         591           446            314                       3,438        8,246
Amortization                                                         1,339             16                         (27)       1,328
Significant non-cash
  items:
  Provision for losses
    on management                                                                                               9,971        9,971
    stock loan program
  Impairment of
    investment in
    unconsolidated
    subsidiary                                                       1,861                                                   1,861
Discontinued operations,
  net of tax                                                                                 $ (3,992)           (181)      (4,173)

      A reconciliation of reportable segment EBITDA to consolidated loss from operations is provided below (in thousands):

                                                     Quarter Ended
                                           __________________________________
                                           November 30,        November 24,
                                               2002                2001
                                           _____________     ________________
        Reportable segment
          EBITDA                              $    2,150         $   (4,729)
        Provision for losses on
          management stock loans                    (157)            (9,971)
        Corporate expenses                        (2,240)            (6,007)
                                              __________         __________
        Consolidated EBITDA                         (247)           (20,707)
        Depreciation                              (5,914)            (8,246)
        Amortization                              (1,173)            (1,328)
                                              __________         __________
        Consolidated loss from
          operations                          $   (7,334)        $  (30,281)
                                              ==========         ==========

      Corporate assets such as cash, accounts receivable, and other assets are not generally allocated to reportable business segments for business analysis purposes. However, inventories, certain identifiable goodwill and intangibles, and fixed assets are classified by segment. Segment assets at November 30, 2002 did not differ significantly from segment assets reported in our Form 10-K for the fiscal year ended August 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to various uncertainties and changes in circumstances. Future economic circumstances, product pricing, competitive environment and related market conditions, operating efficiencies, acceptance of new products and training seminars, and regulatory factors affecting our business are examples of factors, among others, that could cause results to differ materially from those described in forward-looking statements.

      The Company suggests that the following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2002.

RESULTS OF OPERATIONS

Quarter Ended November 30, 2002 Compared with the Quarter Ended November 24, 2001

Overview

      Due to our modified 52/53-week fiscal calendar that ends on August 31 of each year, our condensed consolidated financial statements for the quarter ended November 30, 2002 include five additional business days compared to the same quarter of the prior year. On a same-day basis, sales and corresponding gross margin, as well as selling, general, and administrative expenses would be lower than actual amounts reported for the quarter. Our results of operations for the first quarter of fiscal 2003 reflect continuing trends from the third and fourth quarters of fiscal 2002, including moderating sales declines, reduced operating expenses, and the benefits of reduced debt balances. Net loss from continuing operations before taxes improved to $7.3 million compared to a $36.0 million net loss in the first quarter of the prior year. The Company's improved operating performance was directly attributable to reduced selling, general, and administrative expenses, reduced non-cash charges related to our management stock loan program, recovery of a portion of prior year impairment charges on our investment in Franklin Covey Coaching, LLC, reduced depreciation, and lower interest expense from the elimination of substantially all of the Company's debt. Sales growth continues to be adversely affected by prevalent negative economic conditions in the United States, which the Company believes has reduced corporate expenditures for training and for productivity tools, as many of our clients seek to reduce operating costs and improve their profitability. The Company anticipates that these economic trends will continue to affect our second quarter and have some impact on the remainder of the fiscal year. Accordingly, management will continue to implement certain strategies and cost-saving initiatives in order to improve our operating results.

Sales

      The following table sets forth selected sales data of the Company's operating segments (in thousands):

                                                        Quarter Ended
                                             _____________________________________

                                              November 30,         November 24,
                                                  2002                 2001           Variance %
                                             ________________    _________________   ____________

Consumer Strategic Business Unit:
    Retail Stores                              $    28,198          $    28,639          (2)
    Catalog/e-Commerce                              19,133               19,854          (4)
    Other CSBU                                       5,312                4,235          25
                                               ___________          ___________
                                                    52,643               52,728           -
                                               ___________          ___________

Organizational Strategic Business Unit:
    Organizational Solutions Group                  20,627               20,230           2
    International                                   11,776               11,382           3
                                               ___________          ___________
                                                    32,403               31,612           3
                                               ___________          ___________
Total Sales                                    $    85,046          $    84,340           1
                                               ===========          ===========

      In general, total Company sales benefited from an additional five business days in the quarter ended November 30, 2002, compared to the prior year. Product sales, which primarily consist of planners, binders, and handheld electronic planning devices that are primarily sold through our CSBU channels, were essentially flat compared to the prior year. However, on a same-day basis, comparable store sales (stores that have been open for at least one year) decreased 11 percent, compared to a 36 percent decrease during the first quarter of the prior year. New store sales growth did not have a significant impact upon our overall store sales as we were operating 175 stores at November 30, 2002, compared to 172 stores at November 24, 2001. Retail store sales declined primarily due to reduced traffic, which was consistent with nationwide reductions in mall traffic, and smaller average purchases due to lower technology sales. The decrease in catalog/eCommerce sales was primarily due to overall lower call volume through our catalog call center and was partially offset by a significant increase in sales through our Internet web site at www.franklincovey.com. The decreases in retail store and catalog/eCommerce sales were partially offset by improved wholesale sales, which increased due to the timing of purchases by our wholesale customers.

      Training solution and services sales increased by $1.3 million, or 5 percent, compared to the same period of the prior year, which was reflected in both domestic and foreign training sales through our OSBU. The Company offers a variety of training solutions, training related products, and consulting services focused on productivity, leadership, sales performance, and communications. The increase in training sales was primarily due to an increased number of programs and increased attendance, for both on-site and public productivity, leadership, sales performance, and communication training programs. The Company also attributes a portion of the increase in training sales to our facilitator base. These increases were partially offset by slight decreases in our government and education training markets.

Gross Margin

      Gross margin consists of net sales less the cost of goods sold or services provided. The Company's overall gross margin declined to 55.2 percent of sales for the quarter, compared to 56.3 percent in the prior year. The decline in gross margin was primarily due to reduced gross margins on our product sales. Gross margin on product sales decreased to 50.0 percent compared to 53.3 percent in the prior year. The decline in product gross margin was primarily due to the following three factors: 1) We substantially discounted a number of slower moving products in order to liquidate this merchandise; 2) We experienced a shift in our product mix toward lower-priced products which generally have lower gross margins; and 3) In response to general market trends, we used significant promotional discounts on certain products to enhance sales. Partially offsetting these factors was an overall increase in our training and services gross margin. Training solution and services gross margin, as a percent of sales, improved to 66.0 percent compared to 63.1 percent in the prior year. The improvement was primarily due to a shift in the product mix of training solution and training product related sales in addition to increased attendance at corporate on-site and public training events held during the quarter.

Operating Expenses

      Selling, general, and administrative ("SG&A") expenses decreased $8.5 million, or 15 percent, compared to the prior year, despite five additional business days in the quarter ended November 30, 2002. The decrease in SG&A expenses was consistent with trends recorded during the latter half of fiscal 2002 and reflects the favorable results of initiatives specifically designed to reduce our overall operating costs. These cost-cutting initiatives resulted in significantly reduced associate expenses, advertising and promotional expenses, and other SG&A expenses such as consulting costs. In order to further improve our financial results, our management regularly evaluates our business activities and may implement additional cost-cutting initiatives, including further headcount reductions, closure of some retail stores, elimination of unprofitable programs or services, and other restructuring plans designed to reduce operating expenses and improve profitability in future periods.

      The Company is the creditor for a loan program that provided the capital to allow certain management personnel to purchase shares of our common stock. The loans in the management stock loan program are full-recourse to the participants and were recorded as a reduction to shareholders' equity in our condensed consolidated balance sheets. A fundamental procedure in accounting for these loans is the utilization of a systematic methodology for determining the level of reserves that are appropriate for the management common stock loan program. A key factor considered by our methodology is the current market value of common stock acquired by the participants. Other factors considered by the methodology include: the liquid net worth of the participants; the risks of pursuing collection actions against key employees; the probability of sufficient participant repayment capability based upon proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on our ability to collect the loans. Additionally, the methodology takes into account that the Company may not hold a security interest in the participants' acquired shares of stock due to certain laws and regulations. Based upon our reserve methodology, we recorded increases to the loan loss reserve totaling $0.2 million and $10.0 million during the quarters ended November 30, 2002 and November 24, 2001, respectively. In addition, we ceased recording interest receivable and corresponding interest income on all participant loans during fiscal 2002. However, the loan participants remain liable for interest accrued over the full term of their loans, which is due when the loans mature in March 2005. At November 30, 2002, the participants' loans plus recorded accrued interest exceeded the value of the common stock held by the participants by $30.8 million. At November 30, 2002 we had an aggregate loan loss reserve totaling $26.0 million, which reduces notes and interest receivable from financing common stock purchases by related parties in our November 30, 2002 consolidated balance sheet. Should the value of the common stock continue to be insufficient to cover the loans outstanding during the loan term, our loan loss reserve methodology provides a basis to be fully reserved prior to the March 2005 loan maturity date. However, the inability of the Company to collect these receivables could have a significant adverse impact upon the financial position and future cash flows of the Company. The establishment of reserves for potential loan losses requires significant estimates and judgment by the Company's management, and these estimates and projections are subject to change as a result of various economic factors, most of which are not within our control. As a result, the reserve for management stock loan losses could fluctuate significantly in future periods.

      During fiscal 2001, the Company entered into a joint venture agreement with American Marketing Systems ("AMS") to form Franklin Covey Coaching, LLC ("FCC"). Based upon our coaching program results during the first quarter of fiscal 2002 and the expected probability of the termination of the partnership, we recorded a $1.9 million impairment charge to our investment in FCC during the quarter ended November 24, 2001. AMS later exercised its option to terminate the existing joint venture agreement effective August 31, 2002. Under the provisions of a new partnership agreement that eventually terminates our interest in FCC, we received a $0.3 million payment at the end of fiscal 2002, we expect to receive payments totaling $2.0 million during fiscal 2003, and we may receive an additional $1.2 million in contingent payments from FCC. During the quarter ended November 30, 2002, we earned a total of $1.5 million from the income distribution and contingent payment provisions of the new partnership agreement. Upon recognition of our portion of FCC's net income and earned contingent program payments, we reduced our remaining investment in FCC to zero and recorded the excess earnings as a $0.9 million recovery of previously recorded impairment charges during the quarter ended November 30, 2002. For further information regarding our investment in FCC, refer to Note 4 to our condensed consolidated financial statements.

      Depreciation expense decreased by $2.3 million compared to the prior year primarily due to the full depreciation or disposal of computer hardware and software and reduced capital expenditures, especially for retail store remodels, during fiscal 2002. Amortization expense was $1.2 million compared to $1.3 million in the prior year. The Company expects amortization charges to total $4.4 million during fiscal 2003.

Equity in Earnings of Unconsolidated Subsidiary

      During the quarter ended November 30, 2002, we purchased 20 percent of the preferred stock of Agilix Labs, Inc. ("Agilix"), for payments totaling $1.0 million in cash. Agilix is a development stage enterprise that develops software applications for personal computers, including the new "Tablet PC." We account for our investment in Agilix using the equity method, as the Company appointed a member of the board of directors and has the ability to exercise significant influence over the operations of Agilix. Our investment in Agilix was recorded as an investment in an unconsolidated subsidiary in our condensed consolidated balance sheet as of November 30, 2002. During the quarter ended November 30, 2002, we recorded our share of the operating losses of Agilix, which totaled less than $0.1 million, as equity in the loss of an unconsolidated subsidiary.

      Following the termination of the existing FCC partnership agreement, we ceased recording our share of FCC's net income as equity in the earnings of an unconsolidated subsidiary. Refer to the discussion in the preceding section regarding our recognition of our share of FCC's earnings.

Interest Income and Expense

      Interest income declined by $0.6 million compared to the prior year. The decrease was primarily the result of interest income recorded from participants in the management common stock loan program during the quarter ended November 24, 2001. Although the participants in the management stock loan program remain liable for the interest accrued on their loans, we discontinued recording interest income and the corresponding increase in interest receivable during the third quarter of fiscal 2002. Interest on participant loans is due and payable when the loans mature in March 2005. Interest income from increased interest-bearing cash deposits partially offset the decline in interest income resulting from the discontinuance of recording loan participant interest. Interest expense decreased by $2.0 million due to significantly reduced debt balances primarily resulting from the payment and termination of our term loan and line of credit agreement during the second quarter of fiscal 2002.

Other Expense

      During the quarter ended November 30, 2002, we recognized a $0.2 million loss on the sale of certain property. The loss on disposal of the property was recorded as other expense in our condensed consolidated statement of operations.

Income Taxes

      Based upon the weight of available evidence and the nature and duration of deferred tax assets, including operating loss carryforwards, the Company determined that it is more likely than not that the benefits of domestic operating losses from the quarter ended November 30, 2002, together with the benefits of deferred tax deductions and foreign tax carryforwards, will not be realized. Accordingly, our income tax provision for the quarter ended November 30, 2002, which totaled $0.7 million, primarily consists of current taxes incurred by our foreign subsidiaries and foreign taxes on payments from our foreign licensees, and does not include a domestic income tax benefit as recorded in the first quarter of fiscal 2002. Our total tax benefit recorded during the first quarter of fiscal 2002 was $14.3 million.

Preferred Stock Dividends

      Preferred stock dividends increased over the prior year due to the issuance of additional shares of Series A preferred stock as payment for accrued dividends during fiscal 2002. Subsequent to July 2002, the terms of the Series A preferred stock agreement requires that all future Series A preferred stock dividends must be paid in cash.

Cumulative Effect of Accounting Change

      We adopted the provisions of SFAS No. 142 on September 1, 2001. The new reporting provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require such assets to be tested and written down to fair value, if necessary. In connection with the implementation of SFAS No. 142, we hired an independent valuation firm to assess the value of our goodwill and indefinite-lived intangibles in accordance with the new measurement requirements of SFAS No. 142. The valuation process assigned the Company's assets to our operating business units and then determined the fair market value of those assets using a discounted cash flow model that also considered factors such as market capitalization and the appraised values of certain assets. Based upon the results of the valuation, the goodwill assigned to the Organizational Strategic Business Unit, Consumer Strategic Business Unit, and corporate support group, plus a portion of the Covey trade name intangible asset were impaired. The resulting impairments from the adoption of SFAS No. 142 totaled $75.3 million ($61.4 after applicable tax benefits) and were recorded as a cumulative effect of an accounting change in our condensed consolidated statement of operations for the quarter ended November 24, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, our primary sources of capital have been net cash provided by operating activities, long-term borrowings, line-of-credit financing, asset sales, and the issuance of preferred and common stock. Working capital requirements have also been financed through short-term borrowings, line-of-credit financing, and asset sales. During fiscal 2002, we used a portion of the proceeds from the sale of Premier to retire the majority of our outstanding debt and terminate our line of credit agreement. We have not sought to obtain a new line of credit financing agreement subsequent to this transaction. With significantly reduced debt balances and cash on hand, we currently believe that our liquidity position is adequate. However, the maintenance of adequate liquidity in future periods will be subject to the Company's future investing and financing activities, and is dependent upon our ability to generate positive cash flows from operating activities and to control capital expenditures.

Cash Flows from Operating Activities

      During the quarter ended November 30, 2002, net cash used for operating activities totaled $5.3 million. Non-cash adjustments to the Company's net loss during the first quarter of fiscal 2003 included $7.5 million of depreciation and amortization charges and a $0.9 million recovery on our impaired investment in Franklin Covey Coaching, LLC. The primary uses of operating cash were the payment of approximately $4.2 million of foreign income taxes, primarily related to the sale of Premier's Canadian operations, and an increase in accounts receivable resulting primarily from delays in billing customers as a result of the implementation of new order entry and accounts receivable software. Partially offsetting these uses of cash from operating activities was an increase in our accounts payable and accrued liability balances.

Cash Flows Used For Investing Activities and Capital Expenditures

      Net cash used for investing activities totaled $2.1 million during the quarter ended November 30, 2002. We used $1.4 million of cash to purchase computer hardware and software, leasehold improvements in new stores, and other property and equipment. In addition, we also used $1.0 million to purchase a 20 percent interest in Agilix Labs, Inc. During the quarter ended November 30, 2002, we received cash proceeds of $0.3 million, primarily from the sale of certain property, which partially offset our uses of investing cash. Consistent with fiscal 2002, we will continue to reduce capital spending and will focus our capital expenditures on business critical equipment and projects.

Cash Flows Used For Financing Activities

      Net cash used for financing activities during the quarter ended November 30, 2002 was $2.2 million. Following the payment and termination of our term loan and line of credit agreement in fiscal 2002, our primary use of cash from financing activities during the first quarter of fiscal 2003 was to pay accrued Series A preferred stock dividends which totaled $2.2 million.

Contractual Obligations

      The Company has not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. Required contractual payments consist primarily of payments to Electronic Data Systems ("EDS") for outsourcing services related to information systems, warehousing and distribution, and call center operations; rent expense for retail store and sales office space; cash payments for Series A Preferred Stock dividends; and mortgage payments on certain buildings and property. Our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

                                                                              Fiscal Year
                                     _____________________________________________________________________________________________
Description                              2003        2004        2005           2006         2007       Thereafter      Total
________________________             ___________  ___________  ___________  _____________  ___________  ____________  ____________
Minimum required
  payments to EDS for
  outsourcing services                  $ 31,298     $ 31,431     $ 31,428      $  30,246     $ 28,919      $208,031      $361,353
Minimum lease
  payments                                16,980       14,915       11,724          8,255        6,378        21,881        80,133
Series A preferred
  stock dividend
  payments                                 8,735        8,735        8,735          8,735        8,735          -           43,675
Debt principal
  payments                                   189           83           89             96          103         1,046         1,606
                                     ___________  ___________  ___________  _____________  ___________  ____________  ____________
Total expected
  payments for
  contractual
  obligations                           $ 57,202     $ 55,164     $ 51,976      $  47,332     $ 44,135      $230,958      $486,767
                                     ___________  ___________  ___________  _____________  ___________  ____________  ____________

Other Items

      The Company is the creditor for a loan program that provided capital for certain management personnel to purchase shares of our common stock. These loans, which are full recourse to the participants, are recorded as a reduction to shareholders' equity in our condensed consolidated balance sheets. For further information regarding our management stock loan program, refer to Note 7 of our condensed consolidated financial statements. The inability of the Company to collect these receivables could have a significant adverse effect upon the financial position and future cash flows of the Company.

      Going forward, the Company will continue to incur costs necessary for the operation and potential growth of the business. We anticipate using cash on hand, cash provided by operating activities on the condition that we can return to positive cash flows from operating activities, and other financing alternatives, if necessary, for these expenditures. Management anticipates that its existing capital resources should be sufficient to enable the Company to maintain its current level of operations for fiscal 2003. However, the ability of the Company to maintain adequate capital for our operations is dependent upon a number of factors, including sales levels, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors. We will also continue to monitor our liquidity and may pursue additional financing alternatives, if required, to maintain sufficient resources for future growth and capital requirements. However, there can be no assurance such financing alternatives will be available on terms acceptable to the Company.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

      The Company's condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods presented. Management regularly evaluates its estimates and assumptions including those related to allowances for doubtful accounts, sales returns and allowances, inventory valuation, the valuation of long-lived assets, the valuation of our investment in Franklin Covey Coaching LLC, the calculation of the reserve on our management stock loan receivables, the recognition of income tax provisions and benefits, and the establishment of valuation allowances on our deferred tax assets. Management bases its estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America. Actual results may differ from these estimates under different assumptions or conditions, including changes in the economy and other circumstances that are not in the control of the Company, which may have an impact on these estimates and our actual financial results. Management believes that accounting for the following areas may involve a higher degree of judgment or complexity:

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

Sales Returns and Allowances

      Costs associated with the potential return of both products and services are recorded as a reduction of sales and are recorded as an allowance for sales returns. These costs are based upon known returns, and trends related to the timing of returns.

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

Valuation of Long-Lived Assets

      We review our long-lived assets, including both definite-lived and indefinite-lived intangible assets, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of definite-lived and indefinite-lived assets, we perform an analysis of the expected discounted or undiscounted future net cash flows of the assets, as appropriate, over the remaining amortization period or estimated useful life. If the carrying value of the asset exceeds the anticipated future cash flows from the asset, the Company recognizes an impairment loss equal to the deficit. Actual cash flows may differ materially from estimated future cash flows used for the evaluation of long-lived assets.

Valuation of Investment in Franklin Covey Coaching LLC

      Effective September 1, 2000, we entered into a joint venture agreement with American Marketing Systems ("AMS") to form Franklin Covey Coaching, LLC ("FCC"). Each partner owned 50 percent of the joint venture and participated equally in its management. The joint venture agreement required our coaching programs to achieve specified earnings thresholds beginning in fiscal 2002 (the joint venture agreement did not contain an earnings threshold requirement in fiscal 2001) or the joint venture agreement could be terminated at the option of AMS. As a result of worse than expected performance from our coaching programs during fiscal 2002, AMS terminated the existing joint venture agreement as of August 31, 2002. As a result of this decision, we recognized impairment charges to our investment in FCC totaling $16.3 million during fiscal 2002, including $1.9 million recognized during the quarter ended November 24, 2001. The impairment charges recognized were based upon the expected termination of our interest in FCC and corresponding expected cash payments and expected return of certain tangible assets. Prior to the end of fiscal 2002, a new partnership agreement was obtained that could pay the Company up to $3.5 million over the life of the agreement. During the quarter ended November 30, 2002, we earned and recognized $1.5 million under provisions of the new partnership agreement, which reduced our remaining investment in FCC to zero. The amount recognized in excess of the $0.6 million investment in FCC at August 31, 2002 was recognized as a reversal of previously recorded impairment charges and totaled $0.9 million. For further information regarding the new partnership agreement, refer to Note 4 to our condensed consolidated financial statements.

Loan Loss Reserve on Management Stock Loan Program

      The Company is the creditor for a loan program that provided the capital for certain management personnel to purchase shares of our common stock. These loans are full recourse to the participants and are recorded as a reduction to shareholders' equity in the Company's consolidated balance sheets. In order to assess the net realizable value of these loans, the Company utilizes a systematic methodology for determining the level of loan loss reserves that are appropriate for the management common stock loan program. A key factor considered by the Company's methodology is the current market value of common stock acquired by the participants. Other factors considered by the methodology include: the liquid net worth and earnings capacity of the participants; the inherent difficulties and risks of pursuing collection actions against key employees; the probability of sufficient participant repayment capability based upon the proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on the Company's ability to collect the loans. For further information regarding the management common stock loan program and the corresponding reserve for loan losses, refer to Note 7 of the notes to our condensed consolidated financial statements.

Recognition of Income Tax Provision or Benefit

      The calculation of our income tax provision or benefit, as applicable, requires estimates of future taxable income or losses. During the course of the fiscal year, these estimates are compared to actual financial results and adjustments may be made to our tax provision or benefit to reflect these revised estimates.

Valuation Allowances on Deferred Tax Assets

      Based upon the weight of available evidence, and the nature and duration of various deferred tax assets, we determined that it is more likely than not that the related benefits from deferred tax deductions and foreign tax carryforwards will not be realized. Accordingly, we recorded the appropriate valuation allowances on our deferred tax assets during fiscal 2002 and have not reversed any of those reserves during the quarter ended November 30, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") released SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has adopted the provisions of SFAS No. 143 during fiscal 2003, but does not expect this statement to have a material impact on our results of operations or financial position.

      During June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement applies to costs associated with an exit activity, including restructuring activities, or with the disposal of long-lived assets. Exit activities can include eliminating or reducing product lines, terminating employees and related contracts, and relocating plant facilities or personnel. Under the provisions of SFAS No. 146, entities will be required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective for exit activities initiated after December 31, 2002. If the Company engages in exit and other related activities addressed by SFAS No. 146, the guidelines found in this statement may have an impact upon the timing and recognition of expenses and liabilities related to the exit or related activity.

      During July 2002, President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the "Act") into law. The Act prescribes, among other items, sweeping corporate governance and oversight changes, new reporting responsibilities for internal controls, and requires our Chief Executive Officer and Chief Financial Officer to certify the accuracy of filed reports. The various provisions of the Act have phase-in provisions and become effective at different times in the future. Subsequent to the signing of the Act into law, we have been actively engaged in defining policies and procedures that will bring the Company into compliance with the provisions of the Act. Although the Act contains significant changes to corporate governance, places greater emphasis on internal controls, and requires certification of financial statements, we do not expect the provisions of the Act to have a material impact upon the financial condition or the results of operations of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK OF FINANCIAL INSTRUMENTS

      The primary financial instrument risks to which the Company is exposed are fluctuations in foreign currency exchange rates and interest rates. The Company makes limited use of certain derivatives to enhance our ability to manage risk. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, our derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions that are independent of those exposures. In addition, we do not enter into derivative contracts for trading or speculative purposes, nor is the Company party to any leveraged derivative instrument.

Foreign Exchange Sensitivity

      Due to the nature of the Company's global operations, we are involved in transactions that are denominated in currencies other than the United States dollar, which creates exposure to foreign currency exchange risk. During the quarter ended November 30, 2002, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. These contracts did not meet specific hedge accounting requirements and corresponding gains and losses were recorded as a component of current operations in our condensed consolidated statements of operations. As of November 30, 2002, all of our foreign currency forward contracts were settled. The net loss to the Company resulting from our use of foreign exchange contracts was $0.1 million for each of the quarters ended November 30, 2002 and November 24, 2001.

Interest Rate Sensitivity

      The Company is exposed to fluctuations in U.S. interest rates primarily as a result of the cash and cash equivalents that we hold and our borrowing activities. Following payment and termination of our line of credit facility during fiscal 2002, our remaining debt balances consisted primarily of fixed-rate long-term mortgages on our buildings and property. The following table summarizes the Company's remaining debt obligations at November 30, 2002. For presentation purposes, the reported interest rates represent weighted average rates on our fixed-rate debt balances.

                                                                Maturity (Fiscal Year)
                                     _______________________________________________________________________________
                                        2003         2004         2005          2006          2007       Thereafter
                                     ___________  ___________  ___________  _____________  ___________  ____________
Fixed rate debt                          $   102      $    83      $    89        $    96      $   103       $ 1,046
Average interest rate                      8.73%        7.32%        7.36%          7.40%        7.44%         7.57%
____________________________________________________________________________________________________________________

Variable rate debt                          none
Average interest rate                        n/a
____________________________________________________________________________________________________________________

      At November 30, 2002, we were not party to any interest rate swap agreements or similar derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c)) as of a date within 90 days before the filing date of this quarterly report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective and timely in providing them with material information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.

In October 2002, under the terms and conditions of our outsourcing agreements with EDS, we began implementation of a transition in our warehouse, distribution, and call center computer systems that are owned and operated by EDS. During the implementation of these new systems, we encountered difficulties with our order entry and related systems, which difficulties were mitigated through the use of extensive manual processes and procedures. These difficulties slowed our billing process and increased our accounts receivable balance as of November 30, 2002, but we do not anticipate that any similar delays will be significant in future periods.

(b)	Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore, no corrective actions were taken.

Note Regarding Forward-Looking Statements

      Certain written and oral statements made by the Company or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, Internet webcasts, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as "believe," "anticipate," "expect," "estimate," "project," or words or phrases of similar meaning. Forward-looking statements are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by the Company with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such uncertainties include, but are not limited to, unanticipated developments in any one or more of the following areas: the risk that our revenues will continue to decline; our ability to reduce costs sufficiently to permit profitable operations in connection with reduced revenues; the ability to maintain revenues at a sufficient level to recognize anticipated benefits from the EDS outsourcing agreements; unanticipated costs or capital expenditures; our ability to provide quality customer service subsequent to recent and potential associate reductions; changes in consumer preferences and difficulties in anticipating or forecasting changes in customer preferences or consumer demand for our products and services; difficulties encountered by EDS in implementing, operating, and maintaining our information systems and controls, including, without limitation, the systems to demand and supply planning, inventory control, and order fulfillment; delays or outcomes relating to the Company's restructuring plans; availability of financing sources; dependence on products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; the ability to attract and retain qualified personnel; and other factors which may adversely affect our business.

      While the Company has a broad customer base, it is subject to variables over which it has no direct control such as innovations in competing products, the general transition from paper-based products to electronic or Internet-based products, changing corporate policies on the part of the Company's customers, and competition from others in the industry. In addition, the Company is subject to changes in costs of supplies necessary to produce its products and distribution of those products. The Company's business is subject to seasonal variations and international sales. Sales outside the United States potentially present additional risks such as political, social, and economic instability, as well as exchange rate fluctuations.

      The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors may emerge and it is not possible for our management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any single factor, or combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results.

      The market price of our common stock has been and may remain volatile. In addition, the stock markets in general have recently experienced increased volatility. Factors such as quarter-to-quarter variations in revenues and earnings or losses and the failure of the Company to meet analysts' or investor expectations could have a significant impact on the market price of our common stock. In addition, the price of the common stock can change for reasons unrelated to the performance of the Company.

      These forward-looking statements are based on management's expectations as of the date made, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results will differ and may differ materially from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in the Company's filings with the SEC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings:

There have been no material changes from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

Item 6.	Exhibits and Reports on Form 8-K:

(A) Exhibits:

99.1 Section 906 Certificates

(B) Reports on Form 8-K:

None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date: January 13, 2003	By: /s/ ROBERT A. WHITMAN
Robert A. Whitman
Chief Executive Officer

Date: January 13, 2003	By: /s/ STEPHEN D. YOUNG
Stephen D. Young
Chief Financial Officer

CERTIFICATION OF THE CEO

I, Robert A. Whitman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Franklin Covey Co.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknes

Date: January 13, 2003

/s/ ROBERT A. WHITMAN
Robert A. Whitman Chief Executive Officer

CERTIFICATION OF THE CFO

I, Stephen D. Young, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Franklin Covey Co.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknes

Date: January 13, 2003

/s/ STEPHEN D. YOUNG
Stephen D. Young Chief Financial Officer