Form 10-Q
period 2003-04-14
FRANKLIN COVEY CO
filed 2003-04-14
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————

FORM 10-Q

——————

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2003

OR

❑   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file no. 1-11107

FRANKLIN COVEY CO.
(Exact name of registrant as specified in its charter)

——————

Utah (State of incorporation)	87-0401551 (I.R.S. employer identification number)

2200 West Parkway Boulevard Salt Lake City, Utah (Address of principal executive offices)	84119-2099 (Zip Code)

Registrant's telephone number, Including are code	(801) 817-1776

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

20,059,806 shares of Common Stock as of April 4, 2003

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                                                March 1,                August 31,
                                                                                  2003                     2002
                                                                            _________________         ________________
                                                                                           (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                 $    44,811                $    47,049
     Accounts receivable, less allowance for doubtful
        accounts of $1,886 and $1,802, respectively                                 23,651                     21,117
     Inventories                                                                    38,230                     39,091
     Other current assets                                                           10,771                     13,482
                                                                               _____________             ______________
        Total current assets                                                       117,463                    120,739

Property and equipment, net                                                         62,748                     75,928
Intangible assets, net                                                              93,661                     95,955
Investment in unconsolidated subsidiary                                                                           642
Other long-term assets                                                              10,901                     11,474
                                                                               _____________             ______________
                                                                               $   284,773                $   304,738
                                                                               =============             ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                          $    15,173                $    12,718
     Current portion of long-term debt                                                  82                        189
     Income taxes payable                                                            9,415                     14,904
     Accrued liabilities                                                            40,090                     39,069
                                                                               _____________              _____________
        Total current liabilities                                                   64,760                     66,880

Long-term debt, less current portion                                                 1,422                      1,417
Other liabilities                                                                    1,380                      1,886
                                                                               _____________              _____________
        Total liabilities                                                           67,562                     70,183
                                                                               _____________              _____________

Shareholders' equity:
     Preferred stock - Series A, no par value; convertible into common stock at $14 per share, liquidation preference totaling $89,530,
        4,000 shares authorized, 873 shares issued                                  87,203                     87,203
     Common stock - $0.05 par value; 40,000 shares authorized,
        27,056 shares issued                                                         1,353                      1,353
     Additional paid-in capital                                                    221,750                    222,953
     Retained earnings                                                              37,797                     58,209
     Notes and interest receivable related to financing common stock
        purchases by related parties, net                                           (9,892)                   (12,362)
     Accumulated other comprehensive loss                                              (30)                      (280)
     Treasury stock at cost, 7,042 and 7,089 shares, respectively                 (120,970)                  (122,521)
                                                                               _____________              _____________
        Total shareholders' equity                                                 217,211                    234,555
                                                                               _____________              _____________
                                                                               $   284,773                $   304,738
                                                                               =============              =============

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                      Quarter Ended                          Six Months Ended
                                            __________________________________       _________________________________
                                               March 1,         February 23,           March 1,         February 23,
                                                 2003               2002                 2003               2002
                                            _______________    _______________       ______________     ______________
                                                       (unaudited)                             (unaudited)
Net sales:
     Products                                 $   64,861         $   75,159            $   122,479        $   133,342
     Training and services                        24,929             28,167                 52,357             54,323
                                              __________         ___________           ___________        ___________
                                                  89,790            103,326                174,836            187,665
                                              __________         ___________           ___________        ___________
Cost of sales:
     Products                                     31,130             36,618                 59,921             63,810
     Training and services                         8,582              9,943                 17,909             19,604
                                              __________          __________           ___________        ___________
                                                  39,712             46,561                 77,830             83,414
                                              __________          __________           ___________        ___________
Gross margin                                      50,078             56,765                 97,006            104,251

Selling, general, and administrative              45,895             58,556                 93,803            114,918
Provision for losses on management
     stock loans                                   2,313              8,485                  2,470             18,456
Impairment (recovery) of investment in
     unconsolidated subsidiary                      (740)            14,462                 (1,630)            16,323
Impairment of assets                                 872              4,518                    872              4,518
Depreciation                                       8,068              8,424                 13,981             16,670
Amortization                                       1,151              1,042                  2,324              2,369
                                              __________          __________           ___________        ___________
     Loss from operations                         (7,481)           (38,722)               (14,814)           (69,003)

Equity in earnings (losses) of
     unconsolidated subsidiary                       (82)             1,028                   (128)             1,891
Interest income                                      138              1,026                    404              1,877
Interest expense                                     (37)              (588)                  (111)            (2,694)
Other income (expense)                                                  637                   (172)               637
Gain (loss) on interest rate swap                                       232                                    (4,894)
                                              __________          __________           ___________        ___________
     Loss from continuing operations
        before income taxes                       (7,462)           (36,387)               (14,821)           (72,186)
Benefit (provision) for income taxes                (476)            12,539                 (1,224)            26,859
                                              __________          __________           ___________        ___________
     Loss from continuing operations              (7,938)           (23,848)               (16,045)           (45,327)
Loss from discontinued operations, net of
     tax benefits totaling $1,227 and $4,009                         (1,823)                                   (5,996)
Gain on sale of discontinued operations, net
     of tax provision totaling $35,695                                60,774                                   60,774
                                              __________          __________           ___________        ___________
Income (loss) before cumulative effect of
     accounting change                            (7,938)            35,103                (16,045)             9,451
Cumulative effect of accounting change, net
     of tax benefits totaling $13,948                                                                         (61,386)
                                              __________          __________           ___________        ___________
Net income (loss)                                 (7,938)            35,103                (16,045)           (51,935)
Preferred stock dividends                         (2,184)            (2,183)                (4,367)            (4,313)
                                              __________          __________           ___________        ___________
Net income (loss) attributable to common
     shareholders                             $  (10,122)        $   32,920            $   (20,412)       $   (56,248)
                                              ==========         ===========           ===========        ===========

Loss from continuing operations, including
     preferred dividends, per share:
        Basic and diluted                     $     (.50)      $      (1.31)           $     (1.02)      $      (2.49)
                                              ==========         ===========           ===========        ===========

Net income (loss) attributable to common
     shareholders per share:
        Basic and diluted                     $     (.50)       $      1.66         $        (1.02)    $        (2.83)
                                              ==========         ===========           ==============     ===========

Weighted average number of common and
     common equivalent shares:
        Basic and diluted                         20,052             19,882                 20,030            19,897
                                              ==========         ===========            ===========        ===========

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                           Six Months Ended
                                                                                  ____________________________________
                                                                                     March 1,          February 23,
                                                                                       2003                2002
                                                                                  ________________    ________________
Cash flows from operating activities:
     Net loss                                                                        $   (16,045)        $   (51,935)
     Adjustments to reconcile net loss to net cash provided by operating activities:
        Cumulative effect of accounting change, net of tax                                                    61,386
        Gain on sale of discontinued operations, net of tax                                                  (60,774)
        Deferred taxes                                                                                       (27,928)
        Depreciation and amortization                                                     17,031              20,094
        Provision for losses on management stock loans                                     2,470              18,456
        Impairment (recovery) of investment in unconsolidated subsidiary                  (1,630)             16,323
        Loss on interest rate swap                                                                             4,894
        Impairment of other assets                                                           872               4,518
        Equity in losses (earnings) of unconsolidated subsidiary                             128              (1,891)
        Other                                                                                500                (591)
        Changes in assets and liabilities:
           Decrease (increase) in accounts receivable, net                                (2,534)             47,976
           Decrease in inventories                                                           861               3,201
           Decrease (increase) in other assets                                             3,527              (4,187)
           Increase (decrease) in accounts payable and accrued liabilities                 3,476             (19,203)
           Decrease in other long-term liabilities                                          (506)               (911)
           Decrease in income taxes payable                                               (5,489)             (2,910)
                                                                                     ___________         ___________
     Net cash provided by operating activities                                             2,661               6,518
                                                                                     ___________         ___________

Cash flows from investing activities:
     Proceeds from sale of discontinued operations                                                           152,500
     Investment in unconsolidated subsidiary                                              (1,000)
     Purchases of property and equipment                                                  (2,158)             (6,912)
     Cash distributions of earnings from unconsolidated subsidiary                         2,000               1,304
     Proceeds from sale of property and equipment                                            380               2,290
                                                                                     ___________         ___________
     Net cash provided by (used for) investing activities                                   (778)            149,182
                                                                                     ___________         ___________

Cash flows from financing activities:
     Principal payments on short-term line of credit borrowings                                               (9,750)
     Proceeds from long-term debt and long-term line of credit                                                 4,431
     Principal payments on long-term debt and capital lease obligations                     (102)            (99,531)
     Proceeds from sales of common stock from treasury                                       144                 324
     Purchases of common stock for treasury                                                  (46)
     Payment of interest rate swap liability                                                                  (4,894)
     Payment of preferred stock dividends                                                 (4,367)
                                                                                     ___________         ___________
     Net cash used for financing activities                                               (4,371)           (109,420)
                                                                                     ___________         ___________

Effect of foreign exchange rates on cash and cash equivalents                                250                 394
                                                                                     ___________         ___________
     Net increase (decrease) in cash and cash equivalents                                 (2,238)             46,674
Cash and cash equivalents at beginning of the period                                      47,049              14,864
                                                                                     ___________         ___________
Cash and cash equivalents at end of the period                                       $    44,811         $    61,538
                                                                                     ===========         ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                          $        96         $     3,833
                                                                                     ===========         ===========
     Cash paid for income taxes                                                      $     4,665         $       709
                                                                                     ===========         ===========

Non-cash investing and financing activities:
     Accrued preferred stock dividends                                               $     2,184         $     2,183
     Preferred stock dividends paid with additional shares of preferred stock                                  4,208
     Note receivable from sale of discontinued operations                                                      4,812

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

      Franklin Covey Co. (the "Company") provides integrated training and performance enhancement solutions to organizations and individuals in productivity, leadership, sales, communication, and other areas. Each integrated solution may include components for training and consulting, assessment, and other application tools that are generally available in electronic or paper-based formats. The Company's products and services are available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com. The Company's best-known offerings include the Franklin PlannerTM, the productivity workshop entitled "Focus: Achieving Your Highest Priorities," and courses based on the best-selling book, The 7 Habits of Highly Effective People.

      The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The Company suggests the information included in this quarterly report on Form 10-Q be read in conjunction with the financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

      The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year. Corresponding quarterly periods generally consist of 13-week periods that end on November 30, 2002, March 1, 2003, and May 31, 2003 during fiscal 2003. Under the modified 52/53-week fiscal year, the quarter ended March 1, 2003 had the same number of business days as the quarter ended February 23, 2002. However, the six months ended March 1, 2003 included five more business days than the corresponding six months of the prior year. As a result of the Company's fiscal calendar, the fourth quarter ended August 31, 2003 will have six fewer business days compared to the same quarter of fiscal 2002.

      The results of operations for the quarter and six months ended March 1, 2003 are not indicative of results for the entire fiscal year ending August 31, 2003.

      Due to the sale of Premier Agendas ("Premier") and the termination of franklinplanner.com operations during fiscal 2002 (Note 6), the operating results of these entities have been presented as discontinued operations in the condensed consolidated statements of operations for the quarter and six months ended February 23, 2002. In order to conform with the current period presentation, certain reclassifications have been made in the prior period financial statements.

NOTE 2 - INVENTORIES

Inventories were comprised of the following (in thousands):

                                                 March 1,            August 31,
                                                   2003                 2002
                                             _______________    _________________

        Finished goods                          $    31,222           $    30,615
        Work in process                                 758                 1,141
        Raw materials                                 6,250                 7,335
                                                ___________           ___________
                                                $    38,230           $    39,091
                                                ===========           ===========

NOTE 3 - INTANGIBLE ASSETS

      The Company accounts for its intangible assets according to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company's intangible assets were comprised of the following for the periods indicated (in thousands):

                                                        Gross Carrying       Accumulated         Net Carrying
        March 1, 2003                                       Amount           Amortization           Amount
        ___________________________________________    _________________   _________________    ________________
        Definite-lived intangible assets:
        License rights                                   $      27,000       $      (4,137)       $      22,863
        Curriculum                                              62,345             (24,127)              38,218
        Customer lists                                          18,874              (9,324)               9,550
        Trade names                                              1,277              (1,247)                  30
                                                         _____________       _____________        _____________
                                                               109,496             (38,835)              70,661

        Indefinite-lived intangible asset:
        Covey trade name                                        23,000                                   23,000
                                                         _____________       _____________        _____________
        Balance at March 1, 2003                         $     132,496       $     (38,835)       $      93,661
                                                         =============       =============        =============

        August 31, 2002
        ___________________________________________
        Definite-lived intangible assets:
        License rights                                   $      27,000       $      (3,669)       $      23,331
        Curriculum                                              62,320             (22,853)              39,467
        Customer lists                                          18,874              (8,799)              10,075
        Trade names                                              1,277              (1,195)                  82
                                                         _____________       _____________        _____________
                                                               109,471             (36,516)              72,955

        Indefinite-lived intangible asset:
        Covey trade name                                        23,000                                   23,000
                                                         _____________       _____________        _____________
        Balance at August 31, 2002                       $     132,471       $     (36,516)       $      95,955
                                                         =============       =============        =============

      The Company's aggregate amortization expense from continuing operations totaled $1.2 million and $1.0 million for the quarters ended March 1, 2003 and February 23, 2002, respectively. Amortization expense for the six months ended March 1, 2003 and February 23, 2002 totaled $2.3 million and $2.4 million. Estimated amortization expense for the next five years is expected to be as follows (in thousands):

        Year Ending August 31,
        ________________________________________ __________________
        2003                                         $     4,384
        2004                                               4,011
        2005                                               4,011
        2006                                               3,188
        2007                                               3,131

      The Company adopted the provisions of SFAS No. 142 on September 1, 2001. The new reporting provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and requires those assets to be periodically assessed and written down to fair value, if necessary. In connection with the implementation of SFAS No. 142, the Company hired an independent valuation firm to assess the value of its goodwill and other indefinite-lived intangibles in accordance with the new measurement requirements prescribed by SFAS No. 142. The valuation process assigned the Company's assets to the operating business units and then determined the fair market value of those assets using a discounted cash flow model that also considered other factors such as market capitalization and appraised values. Based upon the results of the valuation, all of the goodwill assigned to the Organizational Strategic Business Unit, the Consumer Strategic Business Unit, and corporate support group, as well as a portion of the Covey trade name intangible asset, were impaired. The resulting impairment charge from the adoption SFAS No. 142 totaled $75.3 million ($61.4 million after applicable tax benefits) and was recorded as a cumulative effect of an accounting change in the Company's condensed consolidated statement of operations for the six months ended February 23, 2002. The impairment loss was comprised of the following items (in thousands):

                                                           Amount
                                                      __________________
        Impaired goodwill                                 $    61,682
        Impaired Covey trade name intangible asset             13,652
                                                          ___________
        Total SFAS No. 142 adoption impairment loss       $    75,334
                                                          ===========

      Goodwill and other intangible assets assigned to the Education Business Unit, which consisted primarily of Premier, were not impaired because the fair values of that business unit's assets exceeded their carrying amounts at the measurement date.

NOTE 4 - INVESTMENT IN FRANKLIN COVEY COACHING, LLC

      Effective September 1, 2000, the Company entered into a joint venture agreement with American Marketing Systems ("AMS") to form Franklin Covey Coaching, LLC ("FCC"). Each partner owned 50 percent of the joint venture and participated equally in FCC's management. The FCC joint venture agreement required the Company's coaching programs to achieve specified earnings thresholds beginning in fiscal 2002 or the existing joint venture agreement could be terminated at the option of AMS. Due to unfavorable economic conditions and other factors, the Company's coaching programs did not produce the required earnings during fiscal 2002. As a result, AMS exercised its option to terminate the existing joint venture agreement effective August 31, 2002. Under the provisions of a new partnership agreement that eventually terminates the Company's interest in FCC, the Company received a $0.3 million payment at the end of fiscal 2002, received payments totaling $2.0 million during the quarter ended March 1, 2003, and may receive up to an additional $1.2 million in payments from FCC in October 2003. The new partnership agreement payments consist of the following three components:

Ownership Change Payment – On August 30, 2002, AMS paid the Company $0.3 million for its Class A ownership shares in FCC and FCC issued Class B ownership shares to the Company. The Class B ownership shares prohibit the Company from active participation in the management of FCC, but provide the Company with the opportunity to receive a portion of FCC’s earnings as described below.

FCC Net Income Recognition – During the first six months of fiscal 2003, the Company continued to recognize a portion of FCC’s net income and received cash distributions from FCC totaling $2.0 million during the quarter ended March 1, 2003. The Company will not receive any further share of FCC’s net income except for amounts that represent contingent program payments as described below.

Contingent Program Payment – The payment from the third component of the new partnership agreement is contingent upon the earnings of coaching programs based upon Franklin Covey content during the 13-month period ended September 30, 2003 (the measurement period). If coaching programs based upon the Company’s content achieve earnings before interest, taxes, depreciation, and amortization (“EBITDA”) greater than $1.2 million during the measurement period, then a final payment will be made during October 2003 for the entire contingent program payment. The contingent payment may not exceed $1.2 million, however, the contingent payment may be reduced on a dollar-for-dollar basis if the Company’s coaching programs fail to produce $1.2 million of EBITDA during the measurement period. During the six months ended March 1, 2003, coaching programs based upon the Company’s content earned $0.3 million of the contingent program payment.

      Based upon the Company's coaching program performance throughout fiscal 2002, and expected termination of its interest in FCC, the Company previously recognized impairment charges to its investment in FCC that totaled $14.5 million and $16.3 million for the quarter and six months ended February 23, 2002. The impairment charges were based upon information then available from negotiations with AMS and expected settlement amounts. Upon recognition of the amounts described above, the Company first reduced its remaining investment in FCC at August 31, 2002 to zero and then recorded the additional amounts as reversals of the previously recorded impairment charges. The impairment reversals totaled $0.7 million and $1.6 million for the quarter and six months ended March 1, 2003.

      Prior to the new partnership agreement, the Company accounted for its investment in FCC using the equity method of accounting and reported its share of the joint venture's net income as equity in the earnings of an unconsolidated subsidiary. The Company's share of the joint venture's earnings totaled $1.0 million and $1.9 million for the quarter and six months ended February 23, 2002. Summarized financial information for FCC as of and for the periods indicated was as follows (in thousands):

                                              Quarter Ended                               Six Months Ended
                                   _____________________________________        _____________________________________
                                      March 1,           February 23,              March 1,           February 23,
                                        2003                 2002                    2003                 2002
                                   ________________    _________________        ________________    _________________
        Net sales                    $     8,707         $     6,282              $    17,795         $    12,136
        Gross profit                       5,788               4,227                   12,001               8,027
        Net income                         2,884               2,274                    6,468               4,219

        Current assets               $     2,957         $     2,926
        Long-term assets                  17,531              17,403
                                     ___________         ___________
             Total assets            $    20,488         $    20,329
                                     ===========         ===========

        Current liabilities          $     1,847         $     1,218
        Long-term liabilities              4,182               2,734
                                     ___________         ___________
             Total liabilities       $     6,029         $     3,952
                                     ===========         ===========

NOTE 5 - INVESTMENT IN AGILIX LABS, INC.

      During the quarter ended November 30, 2002, the Company purchased approximately 20 percent of the capital stock (on a fully diluted basis) of Agilix Labs, Inc. ("Agilix"), a Delaware corporation, for cash payments totaling $1.0 million. Agilix is a development stage enterprise that develops software applications, including software for new "Tablet PCs." The Company accounted for its investment in Agilix using the equity method, as the Company appointed a member to Agilix's board of directors and has the ability to exercise influence over the operations of Agilix. The Company's share of Agilix's losses totaled approximately $0.1 million for the six months ended March 1, 2003, which was recorded as equity in the losses of an unconsolidated subsidiary in the Company's condensed consolidated statements of operations during fiscal 2003. Although the software developed by Agilix has won numerous accolades and continues to be sold with new Tablet PCs (sales of Tablet PCs have exceeded original expectations), uncertainties surrounding Agilix's business plan developed during the quarter ended March 1, 2003 and their potential adverse effects on Agilix's operations and future cash flows are significant. The Company determined that its ability to recover the carrying value of the investment in Agilix was remote. Accordingly, the Company expensed its remaining investment in Agilix of $0.9 million during the quarter ended March 1, 2003. According to the terms and conditions of its investment in Agilix, the Company does not have any additional obligations to Agilix or further exposure resulting from Agilix's liabilities or residual operating losses. Summarized financial information for Agilix as of and for the periods indicated was as follows (in thousands):

                                    Quarter Ended     Six Months Ended
                                    March 1, 2003       March 1, 2003
                                   ________________    _________________
        Net sales                    $       115         $       115
        Net loss                            (409)               (869)

        Current assets               $       443
        Long-term assets                      18
                                     ___________
             Total assets            $       461
                                     ===========

        Current liabilities          $       210
        Long-term liabilities                221
                                     ___________
             Total liabilities       $       431
                                     ===========

NOTE 6 - DISCONTINUED OPERATIONS

      During fiscal 2002, the Company sold the operations of Premier and discontinued its on-line planning service offered at franklinplanner.com. Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial results of these operations were classified as discontinued operations in the accompanying condensed consolidated statements of operations, net of tax, for the quarter and six months ended February 23, 2002. The loss from discontinued operations consisted of the following for the periods indicated (in thousands):

                                                                                     Loss From
        Quarter Ended                                           Income Tax         Discontinued
        February 23, 2002                 Pre-Tax Loss           Benefit            Operations
        _____________________________    ________________    _________________    ________________
        Premier                            $    (2,223)        $       934          $    (1,289)
        Franklinplanner.com                       (827)                293                 (534)
                                           -----------         -----------          -----------
                                           $    (3,050)        $     1,227          $    (1,823)
                                           ===========         ===========          ===========

        Six Months Ended
        February 23, 2002
        _____________________________
        Premier                            $    (8,877)        $     3,596          $    (5,281)
        Franklinplanner.com                     (1,128)                413                 (715)
                                           ___________         ___________          ___________
                                           $   (10,005)        $     4,009          $    (5,996)
                                           ===========         ===========          ===========

      The operating results of Premier for the quarter and six months ended February 23, 2002 include results from a period during which Premier does not recognize significant sales. The operations of franklinplanner.com were discontinued during August 2002. Additional information regarding the sale of Premier and the termination of franklinplanner.com is provided below.

Sale of Premier

      Effective December 21, 2001, the Company sold Premier Agendas, Inc., a wholly owned subsidiary located in Bellingham, Washington, and Premier School Agendas Ltd., a wholly owned subsidiary organized in Ontario, Canada, (collectively, "Premier") to School Specialty, Inc., a Wisconsin-based company that specializes in providing products and services to students and schools. Premier provided productivity and leadership solutions to the education industry, including student and teacher planners. The sale price was $152.5 million in cash, plus the retention of Premier's working capital, which was received in the form of a $4.0 million promissory note from the purchaser. Prior to the sale closing, the Company received cash distributions from Premier's working capital that totaled approximately $7.0 million. The Company received full payment on the promissory note plus accrued interest during June 2002. In addition, the Company recorded a receivable from Premier totaling $0.8 million related to income tax payments, the majority of which has been received as of March 1, 2003. The Company recognized a pretax gain of $99.9 million ($64.9 million after applicable taxes) on the sale of Premier, of which $60.8 million was recorded as a gain on sale of discontinued operations during the quarter ended February 23, 2002. Under terms of the Company's then-existing credit facilities, $92.3 million of the proceeds from the sale of Premier were used to pay off and terminate the term loan and revolving credit line.

      The operating results of Premier were historically included in the education segment, which was dissolved subsequent to the sale of Premier during fiscal 2002. During the quarter and six months ended February 23, 2002, Premier recorded net sales of $0.7 million and $5.3 million, respectively, which were included in the loss from discontinued operations in the condensed consolidated statements of operations for those periods.

Termination of franklinplanner.com

      During the fourth quarter of fiscal 2002, the Company discontinued the on-line planning services provided at franklinplanner.com. The Company acquired franklinplanner.com during fiscal 2000 and intended to sell on-line planning as a component of its productivity solutions for both organizations and individuals. However, due to competitors that offered free on-line planning and other related factors, the Company was not able to create a profitable business model for the operations of franklinplanner.com. Although the Company was unable to generate revenue from the on-line planning services offered at franklinplanner.com, the Company considered an on-line planning tool a key component of its overall product and services offerings and continued to operate franklinplanner.com during fiscal 2001 and fiscal 2002. However, due to lack of demand for its services and the need to reduce operating expenses, the Company terminated franklinplanner.com during the fourth quarter of fiscal 2002.

      The operating results of franklinplanner.com were historically included as a component of corporate expenses for segment reporting purposes. Franklinplanner.com did not record any sales during the quarter or six months ended February 23, 2002.

NOTE 7 - MANAGEMENT COMMON STOCK LOAN PROGRAM

      The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of the Company's common stock. The loan program closed during fiscal 2001 with 3,825,000 shares of common stock purchased by the loan participants for a total cost of $33.6 million. The loans in the management stock loan program are full-recourse to the participants and are recorded as a reduction to shareholders' equity in the Company's condensed consolidated balance sheets. Interest accrues against the participants over the life of the loans; however, no interest payments are due from the participants until the loans mature in March 2005.

      The Company utilizes a systematic methodology for determining the level of loan loss reserves that are appropriate for the management common stock loan program. A key factor considered by the methodology is the current market value of the common stock acquired and held by the participants. Other factors considered by the methodology include: the liquid net worth of the participants; the risks of pursuing collection actions against key employees; the probability of sufficient participant repayment capability based upon proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on the Company's ability to collect the loans. Additionally, the methodology takes into account the fact that the Company may not hold the participants' shares of stock as collateral due to certain laws and regulations. Based upon the reserve methodology, the Company recorded increases to the loan loss reserve totaling $2.3 million and $8.5 million for the fiscal quarters ended March 1, 2003 and February 23, 2002, respectively. The Company had aggregate loan loss reserves totaling $28.3 million and $25.9 million at March 1, 2003 and August 31, 2002, which reduced notes and interest receivable from financing common stock purchases by related parties in the respective condensed consolidated balance sheets. At March 1, 2003, the participants' loans plus recorded accrued interest exceeded the value of the common stock acquired by the participants by $33.6 million, of which $28.3 million has been reserved. Should the value of the common stock acquired by the participants continue to be insufficient to cover the loans outstanding during the loan term, the loan loss reserve methodology provides a basis to be fully reserved prior to the March 2005 maturity date of the loans. Although the Company will be fully reserved for potential loan losses at March 2005, the inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon its financial position and future cash flows compared to full collection of the loans.

      The establishment of reserves for potential loan losses requires significant estimates and judgment by the Company's management, and these estimates and projections are subject to change as a result of various economic and market factors, most of which are not within the Company's control. As a result, the reserve for management stock loan losses could fluctuate significantly in future periods.

NOTE 8 - COMPREHENSIVE INCOME OR LOSS

      Comprehensive income or loss includes charges and credits to equity accounts that are not the result of transactions with shareholders. Comprehensive income or loss is comprised of net income (loss) and other comprehensive income and loss items. Comprehensive income (loss) for the Company was as follows (in thousands):

                                                     Quarter Ended                         Six Months Ended
                                           __________________________________      __________________________________
                                              March 1,         February 23,           March 1,         February 23,
                                                2003               2002                 2003               2002
                                           _______________    _______________      _______________    _______________
        Net income (loss)                    $    (7,938)       $    35,103          $   (16,045)       $   (51,935)
        Other comprehensive income
           (loss) items:
            Loss on valuation of interest
              rate swap agreement, net of
              $1,827 tax benefit                                                                              2,786
            Foreign currency translation
              adjustments                            284                807                  250                394
                                             ___________        ___________          ___________        ___________
        Comprehensive income (loss)          $    (7,654)       $    35,910          $   (15,795)       $   (48,755)
                                             ===========        ===========          ===========        ===========

      The loss on valuation of interest rate swap agreement was included in the calculation of comprehensive loss due to its change in classification and corresponding adjustment from other accumulated comprehensive loss to a component of loss from operations. The changes in cumulative foreign currency translation adjustments were not adjusted for income taxes as they relate to specific indefinite investments in foreign subsidiaries.

NOTE 9 - NET INCOME (LOSS) PER COMMON SHARE

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

                                                     Quarter Ended                         Six Months Ended
                                           __________________________________      __________________________________
                                              March 1,         February 23,           March 1,         February 23,
                                                2003               2002                 2003               2002
                                           _______________    _______________      _______________    _______________
        Loss from continuing operations      $    (7,938)       $   (23,848)         $   (16,045)       $   (45,327)
        Preferred stock dividends                 (2,184)            (2,183)              (4,367)            (4,313)
                                             ___________        ___________          ___________        ___________
        Loss from continuing operations
           and preferred stock dividends         (10,122)           (26,031)             (20,412)           (49,640)
        Loss from discontinued
           operations, net of tax                                    (1,823)                                 (5,996)
        Gain on sale of discontinued
           operations, net of tax                                    60,774                                  60,774
                                             ___________        ___________          ___________        ___________
        Income (loss) before cumulative
           effect of accounting change,
           net of tax                            (10,122)            32,920              (20,412)             5,138
        Cumulative effect of accounting
           change, net of tax                                                                               (61,386)
                                             ___________        ___________          ___________        ___________
        Net income (loss) attributable
           to common shareholders            $   (10,122)       $    32,920          $   (20,412)       $   (56,248)
                                             ===========        ===========          ===========        ===========

        Loss from continuing operations
           and preferred dividends per
           share:
             Basic and diluted               $       (.50)      $     (1.31)         $     (1.02)       $     (2.49)

        Loss from discontinued
           operations, net of tax, per share:
             Basic and diluted                                         (.09)                                   (.30)

        Gain on sale of discontinued
           operations, net of tax, per share:
             Basic and diluted                                         3.06                                    3.05
                                             ___________        ___________          ___________        ___________

        Income (loss) before cumulative
           effect of accounting change
           per share:
             Basic and diluted                       (.50)             1.66                (1.02)               .26

        Cumulative effect of accounting
           change, net of tax, per share:
             Basic and diluted                                                                                (3.09)
                                             ___________        ___________          ___________        ___________

        Net income (loss) attributable to
           common shareholders per share:
             Basic and diluted               $       (.50)      $      1.66          $     (1.02)       $     (2.83)
                                             ============       ===========          ===========        ===========

        Basic and diluted weighted-
           average number of common
           shares outstanding                     20,052             19,882               20,030             19,897
                                             ===========        ===========          ===========        ===========

      Due to their anti-dilutive effect, the following incremental shares from the effect of Series A preferred stock on an "as converted" basis and in-the-money options to purchase common stock have been excluded from the diluted EPS calculation (in thousands):

                                                     Quarter Ended                         Six Months Ended
                                           __________________________________      __________________________________
                                              March 1,         February 23,           March 1,         February 23,
                                                2003               2002                 2003               2002
                                           _______________    _______________      _______________    _______________
        Number of Series A preferred
           stock shares on an "as
           converted" basis                        6,239              6,238                6,239              6,163
        Common stock equivalents from
           the assumed exercise of in-the-
           money stock options                         3                  5                                       3
                                             ___________        ___________          ___________        ___________
                                                   6,242              6,243                6,239              6,166
                                             ===========        ===========          ===========        ===========

NOTE 10 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS

      During the normal course of business, the Company is exposed to foreign currency exchange risk and interest rate risk arising from its cash and cash equivalents balance. To manage risks associated with foreign currency exchange and interest rates, the Company makes limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, the Company's derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into derivative contracts for trading or speculative purposes, and is not party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument, and, thus, are not a measure of exposure to the Company through its use of derivatives. Additionally, the Company enters into derivative agreements only with highly rated counterparties and does not expect to incur any losses resulting from non-performance by other parties.

Foreign Currency Exposure

      The Company has international operations and during the normal course of business is exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. During the quarter and six months ended March 1, 2003, the Company utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. These contracts did not meet specific hedge accounting requirements and corresponding gains and losses on these contracts were recorded as a component of current operations in the Company's condensed consolidated statements of operations. As of March 1, 2003, all of the Company's foreign currency forward contracts were settled. The Company's net losses from its use of foreign currency forward contracts was $0.2 million and $0.3 million for the quarter and six months ended March 1, 2003, compared to net gains of $0.5 million and $0.4 million for the corresponding periods of the prior fiscal year. In future periods, the Company may continue to use foreign currency forward contracts to manage its foreign currency exchange risks.

Interest Rate Management

      Generally, under interest rate swaps, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating rate interest amounts calculated by reference to a contracted notional amount. When appropriate, the Company designates interest rate swaps as hedges of risks associated with specific assets, liabilities, or future commitments, and these contracts are monitored to determine whether the underlying agreements remain effective hedges. The interest rate differential on interest rate swaps is recognized as a component of interest expense or income over the term of the agreement. Due to the limited nature of its interest rate risk, the Company does not make regular use of interest rate derivatives and the Company was not party to any interest rate derivative instruments during the quarter or six months ended March 1, 2003.

      In connection with the management common stock loan program (Note 7), the Company entered into an interest rate swap agreement. As a result of a credit agreement obtained during fiscal 2001, the notes receivable from the loan participants, corresponding debt, and the interest rate swap agreement were recorded on the Company's consolidated balance sheet at August 31, 2001. Under terms of its then-existing credit agreement, the Company was obligated to use a portion of the proceeds from the sale of Premier (Note 6) to retire the majority of its outstanding debt, including the amount related to the management common stock loan program. As a result of this transaction, the underlying obligation of the interest rate swap was settled and the interest rate swap agreement was transformed from a hedge instrument to a speculative instrument, which was settled during the quarter ended February 23, 2002 for a cash payment of $4.9 million. The loss on the settlement of the interest rate swap agreement was recorded in the condensed consolidated statement of operations for the six months ended February 23, 2002. The interest rate differential on the interest rate swap agreement totaled $0.1 million and $0.6 million for the quarter and six months ended February 23, 2002.

NOTE 11 - SEGMENT INFORMATION

      Following the sale of Premier in fiscal 2002, the Company now has two reporting segments: the Consumer Strategic Business Unit ("CSBU") and the Organizational Strategic Business Unit ("OSBU"). The operating results of Premier and the Company's other products and services designed for teachers and students were previously reported in the Education Business Unit, which was dissolved in fiscal 2002. The Company's remaining teacher and student programs and products are now reported as a component of OSBU results of operations. The following is a description of the Company's reporting segments and their primary activities.

Consumer Strategic Business Unit – This business unit is primarily focused on sales to individual customers and includes the results of the Company’s 171 domestic retail stores, 10 international retail stores, catalog and e-Commerce operations, and other related distribution channels, including wholesale sales and manufacturing operations. Although CSBU sales primarily consist of products such as planners, binders, software, and handheld electronic planning devices, virtually any component of the Company’s leadership and productivity solutions can be purchased through CSBU channels.

Organizational Strategic Business Unit – The OSBU is primarily responsible for the development, marketing, sale, and delivery of productivity, leadership, sales performance, and communication training solutions directly to organizational clients, including other companies, the government, and educational institutions. The OSBU includes the financial results of the Organizational Solutions Group (“OSG”) and international operations, except for international retail stores. The OSG is responsible for the domestic sale and delivery of productivity, leadership, sales performance, and communication training solutions to corporations and includes sales of training seminars to teachers and students, which were previously reported with the operating results of Premier. The OSG is also responsible for consulting services that compliment the Company’s productivity and leadership training solutions. The Company’s international sales group includes its direct offices and licensee sale and delivery options, including certain catalog sales.

      The Company's chief operating decision maker is the Chief Executive Officer ("CEO"), and each of the reportable segments has a president and chief operating officer who report directly to the CEO. The primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization ("EBITDA"). For segment reporting purposes, the Company's consolidated EBITDA can be calculated as loss from operations less depreciation and amortization charges.

      In the normal course of business, the Company may make structural and cost allocation revisions to its segment information to reflect new reporting responsibilities within the organization. During the first quarter of fiscal 2003, the Company began allocating certain computer and information services costs to the business units that were previously recorded as a component of corporate expenses. In addition, certain other structural changes were made that had less impact on reported segment information, such as the classification of certain wholesale operations, which are now recorded in the CSBU segment and were previously recorded in the OSBU segment. All prior period segment information has been revised to conform to the most recent classifications and organizational changes. The Company accounts for its segment information on the same basis as the accompanying condensed consolidated financial statements.

SEGMENT INFORMATION (in thousands)
                                                                       Organizational
                           Consumer Strategic Business Unit       Strategic Business Unit
                          ____________________________________    ________________________
                                                                                                           Corporate
Quarter Ended                          Catalog/      Other                                                     and
March 1, 2003               Retail     eCommerce      CSBU           OSG      International    Education   EliminationsConsolidated
_________________________ ___________ ____________ ___________    ___________ ____________    ____________ ___________ ____________
Sales to external
   customers               $  40,338    $  17,085   $   3,110      $  19,305   $   9,952                                 $ 89,790
Gross margin                  21,323        9,440         519         12,125       6,671                                   50,078
EBITDA                         6,260        3,208      (4,379)           117       1,599                       (5,067)      1,738
Depreciation                   4,227          495         455            505         289                        2,097       8,068
Amortization                                                           1,148           1                            2       1,151
Significant non-cash
   items:
   Provision for losses on
     management stock
     loan program                                                                                               2,313       2,313
   Impairment (recovery)
     of investment in FCC                                               (740)                                                (740)
   Other impaired assets                                  872                                                                 872
Segment assets                28,747        1,688      13,619        101,655      18,350                      120,714     284,773

Quarter Ended
February 23, 2002
_________________________ ___________ ____________ ___________    ___________ ____________    ____________ ___________ ____________
Sales to external
   customers               $  45,794    $  21,010   $   2,896      $  23,605   $  10,021                                 $103,326
Gross margin                  24,373       11,721        (360)        14,262       6,769                                   56,765
EBITDA                         8,466        1,575      (9,866)       (16,967)      1,138                      (13,602)    (29,256)
Depreciation                   2,708          767         590            568         286                        3,505       8,424
Amortization                                                           1,042                                                1,042
Significant non-cash
   items:
   Provision for losses on
    management stock
    loan program                                                                                                8,485       8,485
   Impairment (recovery)
     of investment in FCC                                             14,462                                               14,462
   Other impaired assets                    1,425       3,093                                                               4,518
Discontinued operations,
   net of tax                                                                                     (1,289)        (534)     (1,823)

Six Months Ended
March 1, 2003
_________________________ ___________ ____________ ___________    ___________ ____________    ____________ ___________ ____________
Sales to external
   customers               $  68,536    $  36,218   $   8,422      $  39,932   $  21,728                                 $174,836
Gross margin                  35,857       20,520         753         24,873      15,003                                   97,006
EBITDA                         6,185        8,328      (8,025)        (1,646)      4,113                       (7,464)      1,491
Depreciation                   6,180        1,199         941            962         541                        4,158      13,981
Amortization                                                           2,317           3                            4       2,324
Significant non-cash
   items:
   Provision for losses on
     management stock
     loan program                                                                                               2,470       2,470
   Impairment (recovery)
     of investment in FCC                                             (1,630)                                              (1,630)
   Other impaired assets                                  872                                                                 872

Six Months Ended
February 23, 2002
_________________________ ___________ ____________ ___________    ___________ ____________    ____________ ___________ ____________
Sales to external
   customers               $  74,433    $  40,864   $   7,131      $  43,835   $  21,402                                 $187,665
Gross margin                  39,597       23,280         916         25,703      14,755                                  104,251
EBITDA                         9,004        4,596     (13,142)       (24,055)      3,214                      (29,581)    (49,964)
Depreciation                   5,540        1,392       1,181          1,014         600                        6,943      16,670
Amortization                                                           2,349          16                            4       2,369
Significant non-cash
   items:
   Provision for losses on
     management stock
     loan program                                                                                              18,456      18,456
   Impairment (recovery)
     of investment in FCC                                             16,323                                               16,323
   Other impaired assets                    1,425       3,093                                                               4,518
Discontinued operations,
   net of tax                                                                                     (5,281)        (715)     (5,996)

      A reconciliation of reportable segment EBITDA to consolidated loss from operations is provided below (in thousands):

                                                     Quarter Ended                         Six Months Ended
                                           __________________________________      __________________________________
                                              March 1,         February 23,           March 1,         February 23,
                                                2003               2002                 2003               2002
                                           _______________    _______________      _______________    _______________
        Reportable segment EBITDA            $     6,805        $   (15,654)         $     8,955        $   (20,383)
        Provision for losses on
           management stock loans                 (2,313)            (8,485)              (2,470)           (18,456)
        Corporate expenses                        (2,754)            (5,117)              (4,994)           (11,125)
                                             ___________        ___________          ___________        ___________
        Consolidated EBITDA                        1,738            (29,256)               1,491            (49,964)
        Depreciation                              (8,068)            (8,424)             (13,981)           (16,670)
        Amortization                              (1,151)            (1,042)              (2,324)            (2,369)
                                             ___________        ___________          ___________        ___________
        Consolidated loss from operations    $    (7,481)       $   (38,722)         $   (14,814)       $   (69,003)
                                             ===========        ===========          ===========        ===========

      Corporate assets such as cash, accounts receivable, and other assets are not generally allocated to reportable business segments for business analysis purposes. However, inventories, certain identifiable intangibles, and property and equipment balances are classified by reportable segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's current expectations and are subject to various uncertainties and changes in circumstances. Future economic circumstances, product pricing, our competitive environment and related market conditions, operating efficiencies, acceptance of new products and training seminars, and regulatory factors affecting our business are examples of factors, among others, that could cause results to differ materially from those described in forward-looking statements.

      The Company suggests that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2002.

RESULTS OF OPERATIONS

Quarter Ended March 1, 2003 Compared to the Quarter Ended February 23, 2002

Overview

      For the quarter ended March 1, 2003, our consolidated loss from operations improved to $7.5 million, compared to a $38.7 million loss in the same quarter of the prior year. Our improved loss from operations was directly attributable to decreasing selling, general, and administrative expenses, reduced management loan loss reserve charges, reduced asset impairment charges, and decreased depreciation expense. As a result of focused cost-cutting initiatives, we continue to effectively decrease our selling, general, and administrative expenses, reflecting favorable trends that began during the third quarter of fiscal 2002 and which have continued through the first six months of fiscal 2003. Based upon our loan loss methodology, our increase to the reserve for potential loan losses was less than the prior year and our declining level of depreciation expense is primarily the result of significantly decreased property and equipment purchases during fiscal 2002 and the first six months of fiscal 2003. In addition, we experienced less impaired asset charges during the quarter ended March 1, 2003 compared to the prior year. These favorable operating trends were partially offset by unfavorable sales performance compared to the same quarter of the prior year. Prior to our second quarter of fiscal 2003, we had experienced moderating sales declines and believed that sales levels would continue to stabilize in the second quarter. However, weak nationwide retail sales, especially in December 2002, and an overall sluggish economy in the United States, resulted in a decline in our sales compared to the prior year. These economic conditions may continue to adversely impact retail sales through the remainder of fiscal 2003, however, on an overall basis, we expect that sales will achieve substantial year-over-year stabilization during the remainder of fiscal 2003, especially for training solution and services sales. Accordingly, our management will continue to regularly assess our business prospects and may continue to implement strategies and cost-saving initiatives in order to improve our overall operating performance.

Sales

      The following table sets forth selected sales data for our operating segments (in thousands):

                                                      Quarter Ended                         Six Months Ended
                                            __________________________________      _________________________________
                                               March 1,         February 23,          March 1,         February 23,
                                                 2003               2002                2003               2002
                                            _______________    _______________      ______________    _______________
        Consumer Strategic Business Unit:
           Retail Stores                      $    40,338        $    45,794          $    68,536       $    74,433
           Catalog/eCommerce                       17,085             21,010               36,218            40,864
           Other CSBU                               3,110              2,896                8,422             7,131
                                              ___________        ___________          ___________       ___________
                                                   60,533             69,700              113,176           122,428
                                              ___________        ___________          ___________       ___________

        Organizational Strategic Business Unit:
           Organizational Solutions Group          19,305             23,605               39,932            43,835
           International                            9,952             10,021               21,728            21,402
                                              ___________        ___________          ___________       ___________
                                                   29,257             33,626               61,660            65,237
                                              ___________        ___________          ___________       ___________
        Total Sales                           $    89,790        $   103,326          $   174,836       $   187,665
                                              ===========        ===========          ===========       ===========

      As previously discussed, we believe that our sales performance during the quarter ended March 1, 2003 was adversely affected by nationwide retail sales trends and generally poor economic conditions in the United States. Product sales, which primarily consist of planners, binders, software, and handheld electronic planning devices that are primarily sold through our CSBU channels, declined $10.3 million, or 14 percent compared to the same quarter of fiscal 2002. A significant portion of this decline occurred through our retail stores channel, which experienced a $5.5 million, or 12 percent, sales decrease compared to the prior year. Of this decline, the majority occurred during December 2002, which was one of the worst retail shopping seasons in the United States in recent years. The unfavorable economic and retail sales trends produced a 10 percent decline in comparable store traffic (comparable stores represent retail stores that have been open longer than one year) and were a key factor for comparable store sales performance, which declined approximately 13 percent compared to the prior year. Due to disappointing sales performance in certain of our retail stores, we have closed three stores during fiscal 2003, and we may close additional stores to improve the operating performance of the retail store channel. At March 1, 2003, we were operating 171 retail stores compared to 173 stores at February 23, 2002. Catalog and eCommerce sales declined $3.9 million, or 19 percent, reflecting previous trends of lower call volume through our catalog call center, which were partially offset by increased activity through our Internet web site at www.franklincovey.com. The decreases in retail and catalog/eCommerce sales were partially offset by increased wholesales sales, which have increased due to the timing of purchases by our wholesale customers and improved demand for our products through wholesale channels.

      Training solution and related services sales decreased by $3.2 million, or 11 percent, compared to the prior year. The Company offers a variety of training solutions, training related products, and consulting services focused on productivity, leadership, sales performance, and communication training programs which are provided through our OSBU channels. The decrease in OSG sales, which are primarily domestic training and training-product sales, was primarily attributable to decreased sales of customized training products. Our new productivity workshop entitled, "Focus: Achieving Your Highest Priorities" continues to be favorably received and total sales of this seminar exceeded $4.0 million during the second quarter of fiscal 2003. In addition, we continue to see client facilitator sales improve, resulting in a 20 percent increase in client-facilitated workshops over the prior year. International training solution sales were essentially flat compared to the prior year.

Gross Margin

      Gross margin consists of net sales less the cost of goods sold or services provided. Our overall gross margin improved to 55.8 percent of sales for the quarter, compared to 54.9 percent in the prior year. Gross margin on product sales increased to 52.0 percent compared to 51.3 percent in the comparable period of the prior year. The improvement in our product gross margin was primarily due to the favorable results of cost reduction initiatives that were directed at reducing the cost of paper and leather products. These initiatives were focused on lowering the production costs for paper-related products and improving our ability to purchase binder products at significantly lower prices, which resulted in improvements to our product gross margin. Partially offsetting the benefits of these cost reduction initiatives was a shift in our product mix from higher margin products to less profitable items.

      Training solution and related services gross margin, as a percent of sales, improved to 65.6 percent of sales compared to 64.7 percent in the prior year. The improvement in our training solutions gross margin was primarily due to decreased customized training products sales, which typically have lower gross margins than the majority of our other training solution and training product related sales. Also, the increase in higher-margin facilitator sales had a favorable impact on gross margin percentage during the quarter ended March 1, 2003.

Operating Expenses

      Our selling, general, and administrative ("SG&A") expenses decreased $12.7 million, or 22 percent compared to the prior year. Decreased SG&A expenses during the quarter ended March 1, 2003 were the direct result of initiatives specifically designed to reduce our overall operating costs and was consistent with operating expense trends during the latter half of fiscal 2002 and the first quarter of fiscal 2003. These cost-cutting initiatives resulted in associate expense reductions totaling $5.0 million, advertising and promotional expenses reductions totaling $3.5 million, and reductions in other SG&A expenses, such as consulting and development costs, that totaled $3.3 million compared to the prior year. With on-going efforts to reduce its operating expenses, the Company expects that SG&A expenses will continue to decrease compared to the prior year through the remainder of fiscal 2003.

      The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. The loan program closed during fiscal 2001 with 3,825,000 shares of our common stock purchased by the loan participants for a total cost of $33.6 million. The loans in the management stock loan program are full-recourse to the participants and are recorded as a reduction to shareholders' equity in our condensed consolidated balance sheets. The Company utilizes a systematic methodology for determining the level of loan loss reserves that are appropriate for the management common stock loan program. A key factor considered by our methodology is the current market value of the common stock acquired and held by the participants. Other factors considered by the methodology include: the liquid net worth of the participants; the risks of pursuing collection actions against key employees; the probability of sufficient participant repayment capability based upon proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on our ability to collect the loans. Additionally, the methodology takes into account the fact that we may not hold the participants' shares of stock as collateral due to certain laws and regulations. Based upon our reserve methodology, we recorded an increase to the loan loss reserve of $2.3 million for the quarter ended March 1, 2003 compared to $8.5 million during the quarter ended February 23, 2002. The total increase to the loan loss reserve for the six months ended March 1, 2003 was $2.5 million, compared to $18.5 million for the corresponding period of the prior year. The Company had aggregate loan loss reserves totaling $28.3 million and $25.9 million at March 1, 2003 and August 31, 2002, which reduced notes and interest receivable from financing common stock purchases by related parties in the respective condensed consolidated balance sheets. Should the value of the common stock acquired by the participants continue to be insufficient to cover the loans outstanding during the loan term, the loan loss reserve methodology provides a basis to be fully reserved prior to the March 2005 maturity date of the loans. Although we will be fully reserved for potential loan losses at the maturity date, the inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans. The establishment of reserves for potential loan losses requires significant estimates and judgment by the Company's management, and these estimates and projections are subject to change as a result of various economic and market factors, most of which are not within our control. As a result, the reserve for management stock loan losses could fluctuate significantly in future periods.

      During fiscal 2001, we entered into a joint venture agreement with American Marketing Systems ("AMS") to form Franklin Covey Coaching, LLC ("FCC"). Based upon our coaching program results during fiscal 2002, and the probability that the joint venture would be terminated, we recorded a $14.5 million impairment charge to our investment in FCC during the quarter ended February 23, 2002. AMS later exercised its option to terminate the existing joint venture effective August 31, 2002. According to the terms of a new partnership agreement that eventually terminates our interest in FCC, we received a $0.3 million payment at the end of fiscal 2002, we received payments totaling $2.0 million during the quarter ended March 1, 2003, and we may receive up to an addition $1.2 million from FCC in October 2003. Upon recognition of the above amounts, we first reduced our remaining investment in FCC at August 31, 2002 to zero and then recorded the additional amounts as a reversal of the previously recorded impairment charges. The impairment reversals resulting from our earnings under the new FCC partnership agreement totaled $0.7 million and $1.6 million for the quarter and six months ended March 1, 2003. For further information regarding our investment in FCC, refer to Note 4 to our condensed consolidated financial statements.

      Depreciation expense decreased $0.4 million compared to the prior year primarily due to the full depreciation or disposal of certain computer hardware and software as well as significantly reduced capital expenditures, especially for store build-outs and remodeling projects, during fiscal 2002 and the first half of fiscal 2003. However, these factors were partially offset by accelerated depreciation on retail stores that we expect to close during the remainder of fiscal 2003 and early fiscal 2004. These additional depreciation charges totaled $2.4 million. Amortization expense was $1.2 million during the quarter ended March 1, 2003 compared to $1.0 million during the corresponding period of the prior year. We expect amortization expense to total $4.4 million during fiscal 2003. For further information regarding our intangible assets, refer to Note 3 to our condensed consolidated financial statements.

Equity in Earnings of an Unconsolidated Subsidiary

      During the quarter ended November 30, 2002, the Company purchased approximately 20 percent of the capital stock (on a fully diluted basis) of Agilix Labs, Inc. ("Agilix"), a Delaware corporation, for cash payments totaling $1.0 million. Agilix is a development stage enterprise that develops software applications, including applications for new "Tablet PCs." We accounted for our investment in Agilix using the equity method, as we appointed a member to Agilix's board of directors and we have the ability to exercise influence over the operations of Agilix. Our share of Agilix's losses totaled approximately $0.1 million for the quarter ended March 1, 2003, which was recorded as equity in the losses of an unconsolidated subsidiary in our condensed consolidated statements of operations. Although the software developed by Agilix has won numerous accolades and continues to be sold with new Tablet PCs (sales of Tablet PCs have exceeded original expectations), the uncertainties surrounding Agilix's business plan and their potential adverse effects on Agilix's operations and cash flows are significant. We determined that our ability to recover the remaining investment in Agilix was remote. As a result, we expensed the remaining investment of $0.9 million in Agilix during the quarter ended March 1, 2003. According to the terms and conditions of our investment in Agilix, we do not have any additional obligations to Agilix or further exposure resulting from Agilix's liabilities or residual operating losses.

      Prior year amounts recorded as equity in the earnings of an unconsolidated subsidiary include our share of FCC's net income for the quarter ended February 23, 2002. Following termination of our previous FCC partnership agreement, we ceased recording our share of FCC's net income as equity in the earnings of an unconsolidated subsidiary. Refer to the discussion in the previous section regarding our treatment of FCC earnings under the new partnership agreement.

Interest Income and Expense

      Interest income declined by $0.9 million compared to the same quarter of the prior fiscal year. The decrease was primarily the result of ceasing to record interest income from the participants in the management common stock loan program and reduced cash balances. Although the participants in the management common stock loan program remain liable for the interest accrued on their loans, we discontinued recording interest income due to uncertainty as to the ultimate collection of significant portions of the notes and related interest. Interest on participant loans is due and payable when the loans mature in March 2005.

      Interest expense decreased by $0.6 million due to reduced debt balances primarily resulting from the payment and termination of our term loan and line of credit agreement, which occurred during the quarter ended February 23, 2002.

Other Income

      During the quarter ended February 23, 2002, we sold a building located in Chandler, Arizona. The gain on the sale of the building was $0.6 million and was recorded as other income in the accompanying condensed consolidated statement of operations for the quarter ended February 23, 2002.

Income Taxes

      Based upon the weight of available evidence and the nature and duration of deferred income tax assets, including operating loss carryforwards, we determined that it is more likely than not that the benefits of domestic operating losses from the quarter ended March 1, 2003, together with the benefits of deferred income tax deductions and foreign tax carryforwards, will not be realized. Accordingly, our income tax provision for the quarter ended March 1, 2003, which totaled $0.5 million, primarily consists of current taxes incurred by our foreign subsidiaries and foreign taxes on payments from our foreign licensees, and does not include a domestic income tax benefit as recorded in the corresponding quarter of the prior fiscal year. The total income tax benefit recorded during the quarter ended February 23, 2002 was $12.5 million.

Gain on Sale of Discontinued Operations

      Effective December 21, 2001, we sold Premier Agendas, Inc., a wholly owned subsidiary located in Bellingham, Washington, and Premier School Agendas Ltd., a wholly owned subsidiary organized in Ontario, Canada, (collectively, "Premier") to School Specialty, Inc., a Wisconsin-based company that specializes in providing products and services to students and schools. Premier provided productivity and leadership solutions to the education industry, including student and teacher planners. The sale price was $152.5 million in cash, plus the retention of Premier's working capital, which was received in the form of a $4.0 million promissory note from the purchaser. Prior to the sale closing, we received cash distributions from Premier's working capital that totaled approximately $7.0 million. We also received full payment on the promissory note plus accrued interest during June 2002. We recognized a pretax gain of $99.9 million ($64.9 million after applicable taxes) on the sale of Premier, of which $60.8 million was recorded as a gain on sale of discontinued operations during the quarter ended February 23, 2002.

Six Months Ended March 1, 2003 Compared to the Six Months Ended February 23, 2003

Sales

      Although our reported sales for the six months ended March 1, 2003 benefited from five additional business days compared to the prior year, our overall sales performance was unfavorably affected by sales performance in our Consumer Strategic Business Unit during our second quarter ended March 1, 2003. Product sales, which primarily consist of planners, binders, software, and handheld electronic planning devices, decreased $10.9 million, or 8 percent, compared to the prior year. The majority of this decline can be attributed to sales performance during the quarter ended March 1, 2003, which we believe was adversely affected by national retail sales trends and a sluggish economy in the United States. Retail store sales declined primarily due to reduced traffic and corresponding lower transactions. Due to unfavorable sales performance at certain of our retail stores, we have closed 3 retail stores during fiscal 2003, and may continue to close stores in order to improve the overall operating performance of our retail store operations. Our catalog and eCommerce channel sales decreased by $4.6 million, or 11 percent, compared to the prior year. The decrease was primarily due to lower call volume through our catalog call center and was partially offset by a significant increase in sales through our Internet web site at www.franklincovey.com. Although total sales from the catalog and eCommerce channel is down, the shift of sales from the catalog call center to the Internet produced improved operating results for this channel due to the lower operating costs per transaction of our eCommerce operations. Decreased sales from the retail store and catalog/eCommerce channels were partially offset by increased sales through our wholesale channel, which is included in "Other CSBU" sales. Increased wholesale sales were primarily due to the timing of purchases by our wholesale customers and improved demand for our products through wholesale channels.

      Training solution and related services sales for the six months ended March 1, 2003 decreased by $2.0 million, or 4 percent, compared to the prior year. The Company offers a variety of training solutions, training related products, and consulting services focused on productivity, leadership, sales performance, and communication training programs which are provided through our OSBU channels. The decrease in OSG sales, which are primarily domestic training and training-product sales, was primarily attributable to decreased sales of customized training products. Partially offsetting this decrease was an additional five business days during our first quarter of fiscal 2003. Through the end of our second quarter of fiscal 2003, sales from our new productivity workshop entitled, "Focus: Achieving Your Highest Priorities," continues to meet our projections and we continue to see client facilitator sales improve compared to the prior year. Overall, our international training solution sales were essentially flat compared to the prior year.

      Although economic conditions may continue to adversely impact retail and catalog/eCommerce sales through the remainder of fiscal 2003, on an overall basis we expect that sales will achieve substantial year-over-year stabilization during the remainder of fiscal 2003, especially for training solution and services sales.

Gross Margin

      Our overall gross margin for the six months ended March 1, 2003 declined slightly to 55.5 percent of sales compared to 55.6 percent in the prior year. Gross margin on product sales decreased to 51.1 percent compared to 52.1 percent in the prior year. The decline in our product gross margin was attributable to our first quarter of fiscal 2003 and was primarily due to the following three factors: 1) the substantial discounting of a number of slower moving products in order to liquidate this merchandise; 2) a shift in our product mix toward lower-priced products which generally have lower gross margins; and 3) in response to general market trends, significant promotional discounts were used on certain products to enhance sales. Partially offsetting these factors during our second quarter of fiscal 2003 were the favorable results from focused cost-cutting initiatives aimed at reducing our production costs for paper-related products and decreasing the purchase price of our binder products.

      Training solution and services gross margin, as a percent of sales, improved to 65.8 percent for the six months ended March 1, 2003, compared to 63.9 percent in the prior year. The improvement in training solutions gross margin was primarily due to decreased customized training product sales, which have lower gross margins than the majority of our other training solution and training product related sales, a shift in the product mix of training solution and training product related sales, and increased attendance at corporate on-site and public training events held during fiscal 2003.

Operating Expenses

      Our selling, general, and administrative ("SG&A") expenses decreased $21.1 million, or 18 percent, compared to the first six months of the prior year. Decreasing SG&A expenses were the direct result of initiatives specifically designed to reduce our overall operating costs and were consistent with operating expense trends during the latter half of fiscal 2002 and the first quarter of fiscal 2003. These cost-cutting initiatives resulted in associate expense reductions totaling $7.5 million, reductions in other SG&A expenses, such as consulting and development costs, that totaled $7.1 million, and advertising and promotional expense reductions totaling $5.3 million, compared to the prior year. In order to further improve our financial results and reduce SG&A costs, our management regularly evaluates our business activities and operating segment financial results and may implement additional cost-cutting initiatives, including further headcount reductions, additional retail store closures, elimination of unprofitable programs or services, and other restructuring plans.

      The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. For further information regarding our loan loss reserve methodology, refer to Note 7 to our condensed consolidated financial statements or the information contained in the operating expenses portion of the discussion regarding the quarter ended March 1, 2003 compared to the quarter ended February 23, 2002, which is previously presented in this document.

      During fiscal 2001, the Company entered into a joint venture agreement with AMS to form FCC. For further information regarding our investment in FCC, refer to Note 4 to our condensed consolidated financial statements and the information contained in the operating expenses portion of the discussion regarding the quarter ended March 1, 2003 compared to the quarter ended February 23, 2002, which is presented previously in this document.

      Depreciation expense decreased $2.7 million compared to the first six months of the prior year primarily due to the full depreciation or disposal of certain computer hardware and software as well as significantly reduced capital expenditures, especially for retail store build-outs and remodeling projects, during fiscal 2002 and the first half of fiscal 2003. However, these factors were partially offset by accelerated depreciation on retail stores that we expect to close during the remainder of fiscal 2003 and early fiscal 2004. These additional depreciation charges totaled $2.4 million. Amortization expense was $2.3 million during the six months ended March 1, 2003 compared to $2.4 million during the corresponding period of the prior year. The Company expects amortization charges to total $4.4 million during fiscal 2003.

Equity in Earnings of Unconsolidated Subsidiary

      During the quarter ended November 30, 2002, we purchased approximately 20 percent of the capital stock (on a fully diluted basis) of Agilix Labs, Inc. ("Agilix"), a Delaware corporation, for cash payments totaling $1.0 million. We accounted for our investment in Agilix using the equity method, as the Company appointed a member to Agilix's board of directors and has the ability to exercise influence over the operations of Agilix. Our share of Agilix's losses totaled $0.1 million for the six months ended March 1, 2003, which was recorded as equity in the losses of an unconsolidated subsidiary in our condensed consolidated statements of operations in fiscal 2003. In addition, we recorded an impaired asset charge of $0.9 million during the quarter ended March 1, 2003 to expense our remaining investment in Agilix due to cash flow concerns at Agilix. According to the provisions of our investment in Agilix, the Company does not have any additional obligations to Agilix or further exposure resulting from Agilix's liabilities or residual operating losses. Refer to the discussion in equity in earnings of an unconsolidated subsidiary for the quarter ended March 1, 2003 compared to the quarter ended February 23, 2002 for further information on our investment in Agilix.

       Prior year amounts recorded as equity in the earnings of an unconsolidated subsidiary include our share of FCC's net income for the six months ended February 23, 2002. Following termination of previous FCC partnership agreement, we ceased recording our share of FCC's net income as equity in the earnings of an unconsolidated subsidiary. Refer to the discussion related to equity in earnings of an unconsolidated subsidiary for the quarter ended March 1, 2003 compared to the quarter ended February 23, 2002 regarding our treatment of FCC earnings under a new partnership agreement.

Interest Income and Expense

       Interest income declined by $1.5 million in the six months ended March 1, 2003 compared to the same period of the prior fiscal year. The decrease was primarily the result of ceasing to record interest income from the participants in the management common stock loan program during the six months ended February 23, 2002. Although the participants in the management common stock loan program remain liable for the interest accrued on their loans, we discontinued recording interest income due to uncertainties as to the ultimate collection of these amounts. Interest on participant loans is due and payable when the loans mature in March 2005.

       Interest expense decreased by $2.6 million due to reduced debt balances primarily resulting from the payment and termination of our term loan and line of credit agreement, which occurred during the quarter ended February 23, 2002.

Other Income

       During the quarter ended February 23, 2002, we sold a building located in Chandler, Arizona. The gain on the sale of the building was $0.6 million and was recorded as other income in the accompanying condensed consolidated statement of operations for the six months ended February 23, 2002.

Income Taxes

       Based upon the weight of available evidence and the nature and duration of deferred income tax assets, including operating loss carryforwards, we determined that it is more likely than not that the benefits of domestic operating losses from the six months ended March 1, 2003, together with the benefits of deferred income tax deductions and foreign tax carryforwards, will not be realized. Accordingly, our income tax provision for the six months ended March 1, 2003, which totaled $1.2 million, primarily consists of current income taxes incurred by our foreign subsidiaries and foreign taxes on payments from our foreign licensees, and does not include a domestic income tax benefit as recorded in the corresponding quarter of the prior fiscal year. The total income tax benefit recorded during the six months ended February 23, 2002 was $26.9 million.

Gain on Sale of Discontinued Operations

       Effective December 21, 2001, we sold Premier Agendas, Inc., a wholly owned subsidiary located in Bellingham, Washington, and Premier School Agendas Ltd., a wholly owned subsidiary organized in Ontario, Canada, (collectively, "Premier") to School Specialty, Inc., a Wisconsin-based company that specializes in providing products and services to students and schools. Premier provided productivity and leadership solutions to the education industry, including student and teacher planners. The sale price was $152.5 million in cash, plus the retention of Premier's working capital, which was received in the form of a $4.0 million promissory note from the purchaser. Prior to the sale closing, we received cash distributions from Premier's working capital that totaled approximately $7.0 million. We received full payment on the promissory note plus accrued interest during June 2002. We recognized a pretax gain of $99.9 million ($64.9 million after applicable taxes) on the sale of Premier, of which $60.8 million was recorded as a gain on sale of discontinued operations during the quarter ended February 23, 2002.

Cumulative Effect of Accounting Change

      We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on September 1, 2001. The new reporting provisions of SFAS No. 142 prohibit the amortization of goodwill and other indefinite-lived intangible assets and require those assets to be periodically assessed and written down to fair value, if necessary. In connection with the implementation of SFAS No. 142, we hired an independent valuation firm to assess the value of our goodwill and other indefinite-lived intangibles in accordance with the new measurement requirements prescribed by SFAS No. 142. Based upon the results of the valuation, all of the goodwill assigned to the Organizational Strategic Business Unit, the Consumer Strategic Business Unit, and corporate support group, as well as a portion of the Covey trade name intangible asset, were impaired. The resulting impairment charge from the adoption of SFAS No. 142 totaled $75.3 million ($61.4 million after applicable tax benefits) and was recorded as a cumulative effect of an accounting change in our condensed consolidated statement of operations for the six months ended February 23, 2002.

Preferred Stock Dividends

      Preferred stock dividends increased compared to the prior year due to the issuance of additional shares of Series A preferred stock as payment for accrued preferred stock dividends during fiscal 2002. Subsequent to July 2002, the terms of the Series A preferred stock agreement requires that all future Series A preferred stock dividends be paid in cash.

LIQUIDITY AND CAPITAL RESOURCES

       Historically, our primary sources of capital have been net cash provided by operating activities, long-term borrowings, line-of-credit financing, asset sales, and the issuance of preferred and common stock. Working capital requirements have also been financed through short-term borrowings, line-of-credit financing, and asset sales. During fiscal 2002, we used a portion of the proceeds from the sale of Premier to retire substantially all of our outstanding debt and terminate our line of credit agreement. We have not sought to obtain a new line of credit financing agreement subsequent to this transaction. With significantly reduced debt balances and current levels of cash on hand, we believe that our liquidity is adequate. However, the maintenance of adequate liquidity in future periods is dependent upon our ability to generate positive cash flows from operating activities, controlling our capital expenditures, and could be affected by our future investing and financing activities, including the potential sale and leaseback of our buildings.

Cash Flows from Operating Activities

       During the six months ended March 1, 2003, net cash provided by operating activities totaled $2.7 million. Our non-cash adjustments to reported net loss included $17.0 million of depreciation and amortization charges and $2.5 million for increases to our management common stock loan loss reserve. Partially offsetting these non-cash adjustments was the recovery of $1.6 million of previously recorded impairment charges to our investment in FCC. The primary uses of cash for operating activities were the payment of approximately $4.2 million of foreign income taxes, primarily related to the sale of Premier's Canadian operations, and a $2.5 million increase in our accounts receivable balance compared to August 31, 2002. Our primary sources of cash from operating activities included a $3.5 million decline in other assets and a $3.5 million increase in our accounts payable and accrued liabilities balances. We believe that our current and planned cost-cutting initiatives combined with focused sales stabilization efforts, including new products, services, and related marketing programs, will improve our cash flows from operating activities in future periods.

Cash Flows Used For Investing Activities and Capital Expenditures

       Net cash used for investing activities totaled $0.8 million for the six months ended March 1, 2003. Our primary uses of cash for investing activities included $2.2 million of cash used to purchase computer hardware and software, leasehold improvements in new stores, and other property and equipment, combined with $1.0 million used to purchase approximately 20 percent of the capital stock (on a fully diluted basis) of Agilix Labs, Inc. Partially offsetting these uses of cash for investing activities were the receipt of $2.0 million from our share of FCC earnings under the new partnership agreement and $0.4 million of cash proceeds, primarily from the sale of certain property that occurred during the quarter ended November 30, 2002. Consistent with fiscal 2002 and the first six months of fiscal 2003, we will continue to reduce capital spending and focus our capital resources on business-critical equipment and projects.

Cash Flows Used For Financing Activities

       Net cash used for financing activities during the six months ended March 1, 2003 totaled $4.4 million. Following the payment and termination of our term loan and line of credit agreement during fiscal 2002, our primary use of cash for financing activities in fiscal 2003 has been the payment of accrued Series A preferred stock dividends, which totaled $4.4 million during the first six months of fiscal 2003.

Contractual Obligations

       The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. Required contractual payments primarily consist of payments to Electronic Data Systems ("EDS") for outsourcing services related to information systems, warehousing and distribution, and call center operations; rent expense for retail store and sales office space; cash payments for Series A preferred stock dividends; monitoring fees paid to a Series A preferred stock investor; and mortgage payments on certain buildings and property. Our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

                                                                          Fiscal Year
                              _____________________________________________________________________________________________________
      Description                 2003          2004           2005           2006          2007        Thereafter       Total
_________________________     _____________ ______________ ______________ _____________ ______________ ______________ _____________

Minimum required
   payments to EDS for
   outsourcing services         $   31,298    $    31,431    $    31,428    $   30,246    $    28,919    $   208,031    $  361,353
Minimum operating
   lease payments                   16,980         14,915         11,724         8,255          6,378         21,881        80,133
Series A preferred
   stock dividend
   payments                          8,735          8,735          8,735         8,735          8,735           -           43,675
Monitoring fees paid to
   a preferred stock
   investor                            400            400            400           400            400           -            2,000
Debt principal
   payments                            189             83             89            96            103          1,046         1,606
                                __________    ___________    ___________    __________    ___________    ___________    __________
Total expected
   contractual
   obligation payments          $   57,602    $    55,564    $    52,376    $   47,732    $    44,535    $   230,958    $  488,767
                                ==========    ===========    ===========    ==========    ===========    ===========    ==========

Other Items

       The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. These loans, which are full recourse to the participants, are recorded as a reduction to shareholders' equity in our condensed consolidated balance sheets. For further information regarding our management common stock loan program, refer to Note 7 to our condensed consolidated financial statements. Although the Company will be fully reserved for potential loan losses at their maturity date, the inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

       Going forward, we will continue to incur costs necessary for the operation and potential growth of the business. We anticipate using cash on hand, cash provided by operating activities on the condition that we can return to generating sufficient positive cash flows from operations, and other financing alternatives, if necessary, for these expenditures. We anticipate that our existing capital resources should be adequate to enable us to maintain our operations for the succeeding twelve months. However, our ability to maintain adequate capital for our operations beyond then is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors. We will also continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future growth and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

       The Company's condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods presented. Management regularly evaluates its estimates and assumptions and bases those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America. Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not in our control, but which may have an impact on these estimates and our actual financial results.

Revenue Recognition

       We recognize product revenue when title and risk of loss are transferred to customers based upon terms of the sale, which is generally upon shipment of the product. We recognize training and service revenue upon presentation of the training seminar, delivery of the consulting services, or shipment of the training manuals and related products. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Sales Returns and Allowances

       Costs associated with the potential return of both products and services are recorded as a reduction of sales and are recorded as an allowance for sales returns. These costs are based upon known returns and trends related to the timing of returns.

Allowance for Doubtful Accounts

       In the normal course of business, we extend credit to our customers based upon financial and other criteria. The Company maintains allowances for doubtful accounts based upon estimated losses that result from the inability of customers to make required payments. Management assesses the adequacy of our allowance for doubtful accounts through analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collection trends, and the consideration of other relevant factors.

Inventory Valuation

       Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. We record reductions to our inventories that are equal to the difference between the cost of the inventory and its estimated net realizable value. Our inventories are comprised primarily of dated calendar products and other non-dated products such as binders, handheld electronic devices, stationery, and other accessories. In order to value our dated calendar products, the Company has developed a methodology that is based upon historical sales trends of dated items. Non-dated inventory items are evaluated based upon historical sales trends, technological obsolescence, new product introductions, and other factors that influence the estimated realizable value of the inventory. Our management regularly assesses the valuation of inventories by reviewing the costing of inventory, the significance of slow-moving inventory, and the impact of current economic conditions.

Valuation of Long-Lived Assets

       We review our long-lived assets, including both definite-lived and indefinite-lived intangible assets, for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of definite-lived and indefinite-lived assets, we perform an analysis of the expected discounted or undiscounted future net cash flows of the assets, as appropriate, over the remaining amortization period or estimated useful life of the asset. If the carrying value of the asset exceeds the anticipated future cash flows of the asset, we recognize an impairment loss equal to the deficit. Actual cash flows may differ from estimated future cash flows used in the evaluation of long-lived assets.

Depreciation and Amortization Expense

       Our property and equipment balances are stated at cost less accumulated depreciation. Depreciation, which includes the amortization of assets recorded under capital lease obligations, is generally calculated using the straight-line method over the expected useful life of the asset. Our depreciable lives for our major classifications of property and equipment are as follows:

        Description                                           Useful Lives
        _______________________________________________    ____________________

        Buildings                                                  15-39 years
        Computer hardware and software                                 3 years
        Machinery and equipment                                      3-7 years
        Furniture, fixtures, and leasehold                           5-7 years
           improvements

       Leasehold improvements are amortized over the lesser of the useful economic life of the asset or the contracted lease period. We charge expenditures for maintenance and repairs to expense as incurred.

       We account for our intangible assets according to the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The reporting provisions of SFAS No. 142 prohibit the amortization of indefinite-lived intangible assets and require such assets to be assessed when events or changes in circumstances indicate that the carrying amount of the indefinite-lived asset may not be recoverable. Based upon the results of the assessment, the indefinite-lived intangible may be written down to fair value, if necessary. Definite-lived intangible assets are amortized over their estimated useful lives, which can vary depending upon the nature of the acquired intangible asset.

Valuation of Investment in Franklin Covey Coaching, LLC

       Effective September 1, 2001, we entered into a joint venture agreement with AMS to form Franklin Covey Coaching, LLC. Each partner owned 50 percent of the joint venture and participated equally in its management. The joint venture agreement required our coaching programs to achieve specified earnings thresholds beginning in fiscal 2002 or the joint venture agreement could be terminated at the option of AMS. Based upon our coaching program results during fiscal 2002, and the probability that the joint venture would be terminated, we recorded impairment charges to our investment in FCC totaling $16.3 million during the six months ended February 23, 2002. AMS later exercised its option to terminate the existing joint venture effective August 31, 2002. The impairment charges were based upon the expected termination of the partnership and currently available information regarding expected cash payments and the return of certain tangible assets. Prior to the end of fiscal 2002, a new partnership agreement was obtained that eventually terminates our interest in FCC, and which may pay the Company up to $3.5 million over the life of the agreement. Upon recognition of income from the new partnership agreement, we reduced our remaining investment in FCC to zero during the quarter ended November 30, 2002 and recorded amounts in excess of the remaining investment as recoveries of previously recorded impairment charges.

Loan Loss Reserve for Management Common Stock Loan Program

       The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. These loans are full recourse to the participants and are recorded as a reduction of shareholders' equity in our condensed consolidated balance sheets. In order to assess the net realizable value of these loans, we utilize a systematic methodology for determining the level of loan loss reserves that are appropriate for the management common stock loan program. A key factor considered by the methodology is the current market value of the common stock acquired by the participants. Other factors considered by the methodology include: the liquid net worth of the participants; the risks of pursuing collection actions against key employees; the probability of sufficient participant repayment capability based upon proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on our ability to collect the loans. Additionally, the methodology takes into account the fact that the Company may not hold the participants' shares of stock as collateral due to certain laws and regulations. Should the value of the common stock acquired by the participants continue to be insufficient to cover the loans outstanding during the loan term, our loan loss reserve methodology provides a basis to be fully reserved prior to the March 2005 maturity date of the loans.

Recognition of Income Tax Provisions and Benefits

       The calculation of our income tax provision or benefit, as applicable, requires estimates of future taxable income or losses. During the course of the fiscal year, these estimates are compared to actual financial results and adjustments may be made to our tax provision or benefit to reflect these revised estimates.

Valuation Allowances on Deferred Income Tax Assets

       Based upon the weight of available evidence, and the nature and duration of various deferred income tax assets, we determined that it is more likely than not that the related benefits from deferred income tax deductions and foreign tax carryforwards will not be realized. Accordingly, we recorded the appropriate valuation allowances on our deferred income tax assets during fiscal 2002 and have not reversed any of those reserves during the six months ended March 1, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

       During January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation establishes new guidelines for consolidating entities in which a parent company may not have majority voting control, but bears residual economic risks. As a result, certain subsidiaries that were previously not consolidated under the provisions of Accounting Research Bulletin No. 51 may now be required to be consolidated with the parent company. This interpretation applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. After analysis of the provisions of this interpretation, we do not believe that we have any variable interest subsidiaries that would be consolidated in our financial statements under the guidelines of this interpretation.

       In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement, which is an amendment of SFAS No. 123, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. We currently account for our stock-based compensation using the intrinsic value method defined in APB No. 25 and do not currently intend to voluntarily change to the fair value method described in SFAS No. 123. As a result, we do not expect the new guidelines found in SFAS No. 148 to have a material effect upon our financial statements at its adoption. The new interim reporting requirements are effective for interim periods beginning after December 15, 2002 and we intend to provide the additional required information related to our stock-based compensation in our quarterly report on Form 10-Q for the quarter ending May 31, 2003.

       During June 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities." This statement applies to costs associated with an exit activity, including restructuring activities, or with the disposal of long-lived assets. Exit activities can include eliminating or reducing product lines, terminating employees and related contracts, and relocating plant facilities or personnel. Under the provisions of SFAS No. 146, entities will be required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective for exit activities initiated after December 31, 2002. If we engage in exit or other related activities addressed by SFAS No. 146, the guidelines found in this statement may have an impact upon the timing and recognition of expenses and liabilities related to the exit or related activity. The guidelines in SFAS No. 146 did not have a material impact upon financial results reported for the quarter or six months ended March 1, 2003.

       In July 2002, President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the "Act") into law. The Act prescribes, among other items, sweeping corporate governance and oversight changes, new reporting responsibilities for internal controls, and requires our Chief Executive Officer and Chief Financial Officer to certify the accuracy of filed reports. The various provisions of the Act have phase-in provisions and become effective at different times in the future. Subsequent to the signing of the Act into law, we have been actively engaged in defining policies and procedures that will bring us into compliance with the various provisions of the Act. As we implement the various sections of the Act, we may incur costs associated with additional auditing and legal fees in order to ensure compliance with the Act. These additional costs may have a material impact on our operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK OF FINANCIAL INSTRUMENTS

       The primary financial instrument risks to which the Company is exposed are fluctuations in foreign currency exchange rates and interest rates. To manage risks associated with foreign currency exchange and interest rates, we make limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, our derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, we do not enter into derivative contracts for trading or speculative purposes, nor are we party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument, and, thus, are not a measure of exposure to us through our use of derivatives. Additionally, we enter into derivative agreements only with highly rated counterparties and we do not expect to incur any losses resulting from non-performance by other parties.

Foreign Currency Sensitivity

       Due to the global nature of the Company's operations, we are involved in transactions that are denominated in currencies other than the United States dollar, which creates exposure to foreign currency exchange risk. During the quarter and six months ended March 1, 2003, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. These contracts did not meet specific hedge accounting requirements and corresponding gains and losses on these contracts were recorded as a component of current operations in our condensed consolidated statements of operations. As of March 1, 2003, all of our foreign currency forward contracts were settled. Our net losses resulting from our use of foreign currency forward contracts were $0.2 million and $0.3 million for the quarter and six month ended March 1, 2003, respectively, compared to net gains of $0.5 million and $0.4 million for the corresponding periods of the prior fiscal year. In future periods, we may continue to use foreign currency forward contracts to manage our foreign currency exchange risks.

Interest Rate Sensitivity

       The Company is exposed to fluctuations in U.S. interest rates primarily as a result of the cash and cash equivalents that we hold. Following payment and termination of our line of credit facility during fiscal 2002, our remaining debt balances consisted primarily of fixed-rate long-term mortgages on our buildings and property. The following table summarizes our remaining debt obligations at March 1, 2003. For presentation purposes, the reported interest rates represent weighted average rates on our fixed-rate debt balances (in thousands).

                                 2003           2004           2005           2006           2007        Thereafter
                             ______________ ______________ ______________ ______________ ______________ ______________

Fixed rate debt                $      40      $      83      $      89      $      96      $     103      $   1,046
Average interest rate               7.32%          7.32%          7.36%          7.40%          7.44%          7.57%
____________________________ ______________ ______________ ______________ ______________ ______________ ______________

Variable rate debt                    none
Average interest rate                  n/a
____________________________ ______________ ______________ ______________ ______________ ______________ ______________

      During the quarter or six months ended March 1, 2003, the Company was not party to any interest rate swap or other interest related derivative instrument.

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

In October 2002, under the terms and conditions of our outsourcing agreement with EDS, we began implementation of a transition in our warehouse, distribution, and call center computer systems that are owned and operated by EDS. We encountered numerous issues and difficulties associated with implementation of these new systems, the majority of which have been resolved prior to March 1, 2003. However, implementation problems associated with our order entry and accounts receivable systems have taken longer than expected to resolve. These issues have been mitigated through the use of extensive manual processes and procedures. These order entry and accounts receivable issues have slowed our billing processes and have resulted in a higher than anticipated accounts receivable balance at March 1, 2003.

(b)	Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore, no corrective actions were taken.

Note Regarding Forward-Looking Statements

       Certain written and oral statements made by the Company or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, Internet webcasts, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as "believe," "anticipate," "expect," "estimate," "project," or words or phrases of similar meaning. Forward-looking statements are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, unanticipated developments in any one or more of the following areas: the risk that our revenues will continue to decline; our ability to reduce costs sufficiently to permit profitable operations at reduced revenue levels; the ability to maintain revenues at a sufficient level to recognize anticipated benefits from the EDS outsourcing agreements; unanticipated costs or capital expenditures; changes in consumer preferences and difficulties in anticipating or forecasting changes in customer preferences or consumer demand for our products and services; difficulties encountered by EDS in implementing, operating, and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to the Company's restructuring and other strategic plans; availability of financing sources; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; the ability to attract and retain qualified personnel; and other factors which may adversely affect our business.

       In recent periods, we have faced declining revenues. Our sales for the year ended August 31, 2002 were $333.0 million compared to $439.8 million in the prior year. Net sales for the six months ended March 1, 2003 were $174.8 million, compared to $187.7 million for the six months ended February 23, 2002. Over these periods, we have substantially reduced our operating expenses. However, if our revenues continue to decline, we may be unable to rapidly reduce operating expenses sufficiently to achieve profitable operations due to contractual obligations and other fixed costs of our business.

       While the Company has a broad customer base, we are also subject to variables over which we have no direct control, such as innovations in competing products, changing corporate policies on the part of our customers, and competition from others in the industry. In addition, we are subject to changes in costs of supplies necessary to produce and distribute our products. The Company's business is also subject to seasonal variations and international sales. Sales outside the United States potentially present additional risks such as political, social, and economic instability, as well as currency exchange rate fluctuations.

       The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors may emerge and it is not possible for our management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any single factor, or combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results.

       The market price of our common stock has been and may remain volatile. In addition, the stock markets in general have recently experienced increased volatility. Factors such as quarter-to-quarter variations in revenues and earnings or losses and our failure to meet expectations could have a significant impact on the market price of our common stock. In addition, the price of our common stock can change for reasons unrelated to our performance.

       These forward-looking statements are based on management's expectations as of the date made, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results will differ and may differ materially from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in our filings with the SEC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings:

There have been no material changes from the information previously reported under Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

Item 4.	Submission of Matters to a Vote of Security Holders:

We held our Annual Meeting of Shareholders on January 24, 2003. At this meeting, Stephen R. Covey, Dennis G. Heiner, Brian A. Krisak, and Hyrum W. Smith were elected as members of the Board of Directors for three year terms that expire at the Annual Meeting of Shareholders to be held following the end of fiscal 2005, or until their successors are elected and qualified. The number of shares voting in favor of each director was as follows:

Stephen R. Covey Dennis G. Heiner Brian A. Krisak Hyrum W. Smith	21,538,989 22,129,539 22,090,451 21,571,399

The shareholders also ratified the appointment of KPMG LLP as independent auditors for the fiscal year ending August 31, 2003. The number of shares that voted in favor of KPMG was 22,523,919, with 8,599 shares against, and 91,218 shares that abstained from voting.

Item 5.	Other Information:

On March 21, 2003, the Company received notification from the New York Stock Exchange (“NYSE”) regarding our non-compliance with the NYSE listing standards specific to the $1.00 per share minimum stock price over a 30-day trading period. The NYSE also notified the Company on April 10, 2003 that it had fallen below the required $15 million minimum market capitalization over a 30-day trading period. The Company has met with the NYSE and submitted a plan to them that outlines the steps that we believe will bring the Company back into compliance with the NYSE listing standards within the required time frame of six-months. If the NYSE accepts the plan, the Company will be subject to quarterly monitoring for compliance with its plan goals. In the event that the NYSE does not accept the Company’s plan, or the price of our common stock does not rise above $1.00 per share and our market capitalization does not exceed $15 million within the six-month period, the trading of our common stock may be suspended and delisted from the NYSE. In that event, our common stock would most likely trade on an alternate venue, which may adversely affect the price of our common stock and the liquidity in the market for our common stock.

Item 6.	Exhibits and Reports on Form 8-K:

(A)	Exhibits:

10.1	License Agreement between the Company and Stephen M.R. Covey.

99.1	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	Reports on Form 8-K:

On April 10, 2003, we filed a current report on Form 8-K to announce our webcast and investor conference call scheduled for April 14, 2003.

On April 14, 2003, we filed a current report on Form 8-K to announce our earnings release for the quarter and six months ended March 1, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date: April 14, 2003	By: /s/ ROBERT A. WHITMAN
Robert A. Whitman
Chief Executive Officer

Date: April 14, 2003	By: /s/ STEPHEN D. YOUNG
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

Date: April 14, 2003

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

Date: April 14, 2003

/s/ STEPHEN D. YOUNG
Stephen D. Young Chief Financial Officer