Form 10-Q
period 2003-07-14
FRANKLIN COVEY CO
filed 2003-07-15
CIK 886206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————

FORM 10-Q

——————

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes

No       X

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

20,048,864 shares of Common Stock as of June 30, 2003

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                                                May 31,                 August 31,
                                                                                  2003                     2002
                                                                            -----------------         -----------------
                                                                                           (unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                                 $    42,289                $    47,049
     Accounts receivable, less allowance for doubtful
        accounts of $1,864 and $1,802                                               23,788                     21,117
     Inventories                                                                    39,281                     39,091
     Other current assets                                                            9,484                     13,482
                                                                                ------------              -------------
       Total current assets                                                        114,842                    120,739

Property and equipment, net                                                         56,001                     75,928
Intangible assets, net                                                              92,617                     95,955
Investment in unconsolidated subsidiary                                                                           642
Other long-term assets                                                              10,173                     11,474
                                                                                ------------              -------------
                                                                               $   273,633                $   304,738
                                                                                ============              =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable                                                          $    14,329                $    12,718
     Current portion of long-term debt                                                  88                        189
     Income taxes payable                                                            7,699                     14,904
     Outsourcing contract costs payable                                             18,608                      5,766
     Accrued liabilities                                                            28,737                     33,303
                                                                                ------------              -------------
       Total current liabilities                                                    69,461                     66,880

Long-term debt, less current portion                                                 1,469                      1,417
Other liabilities                                                                    1,493                      1,886
                                                                                ------------              -------------
       Total liabilities                                                            72,423                     70,183
                                                                                ------------              -------------

Shareholders' equity:
     Preferred stock - Series A, no par value; convertible into common stock at $14 per share, liquidation preference totaling $89,530,
        4,000 shares authorized, 873 shares issued                                  87,203                     87,203
     Common stock - $0.05 par value; 40,000 shares authorized,
        27,056 shares issued                                                         1,353                      1,353
     Additional paid-in capital                                                    221,850                    222,953
     Retained earnings                                                              19,873                     58,209
     Notes and interest receivable related to financing common stock
        purchases by related parties, net                                           (8,682)                   (12,362)
     Accumulated other comprehensive income (loss)                                     587                       (280)
     Treasury stock at cost, 7,048 and 7,089 shares                               (120,974)                  (122,521)
                                                                                ------------              -------------
       Total shareholders' equity                                                  201,210                    234,555
                                                                                ------------              -------------
                                                                               $   273,633                $   304,738
                                                                                ============              =============

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                      Quarter Ended                        Three Quarters Ended
                                             ---------------------------------       ----------------------------------
                                                May 31,            May 25,              May 31,            May 25,
                                                 2003               2002                 2003               2002
                                             --------------     --------------       --------------     ---------------
                                                       (unaudited)                             (unaudited)
Net sales:
   Products                                    $   39,035         $   42,707           $   161,514        $   176,050
   Training and services                           26,345             28,384                78,702             82,707
                                               ------------       ------------         ------------       -------------
                                                   65,380             71,091               240,216            258,757
                                               ------------       ------------         ------------       -------------
Cost of sales:
   Products                                        21,492             22,492                81,413             86,303
   Training and services                            8,234              9,294                26,143             28,898
                                               ------------       ------------         ------------       -------------
                                                   29,726             31,786               107,556            115,201
                                               ------------       ------------         ------------       -------------
Gross margin                                       35,654             39,305               132,660            143,556

Selling, general, and administrative               43,073             49,688               136,876            164,606
Provision for losses on management
   stock loans                                      1,210                247                 3,680             18,703
Impairment (recovery) of investment in
   unconsolidated subsidiary                         (110)                                  (1,740)            16,323
Impairment of assets                                                                           872              4,518
Depreciation                                        7,532              7,995                21,513             24,664
Amortization                                        1,052              1,125                 3,376              3,495
                                               ------------       ------------         ------------       -------------
   Loss from operations                           (17,103)           (19,750)              (31,917)           (88,753)

Equity in earnings (losses) of
   unconsolidated subsidiary                                           1,274                  (128)             3,165
Interest income                                       121                210                   526              2,087
Interest expense                                      (29)               (57)                 (140)            (2,751)
Other income (expense)                                                                        (172)               637
Loss on interest rate swap                                                                                     (4,894)
                                               ------------       ------------         ------------       -------------
   Loss from continuing operations
     before income taxes                          (17,011)           (18,323)              (31,831)           (90,509)
Income tax benefit                                  1,270              6,834                    46             33,693
                                               ------------       ------------         ------------       -------------
   Loss from continuing operations                (15,741)           (11,489)              (31,785)           (56,816)
Loss from discontinued operations, net of
   income tax benefits totaling $164
   and $4,173                                                           (274)                                  (6,270)
Gain on sale of discontinued operations, net
   of income tax provision totaling $35,695                                                                    60,774
                                               ------------       ------------         ------------       -------------
Loss before cumulative effect of
   accounting change                              (15,741)           (11,763)              (31,785)            (2,312)
Cumulative effect of accounting change, net
   of tax benefits totaling $13,948                                                                           (61,386)
                                               ------------       ------------         ------------       -------------
Net loss                                          (15,741)           (11,763)              (31,785)           (63,698)
Preferred stock dividends                          (2,184)            (2,184)               (6,551)            (6,497)
                                               ------------       ------------         ------------       -------------
Net loss attributable to common
   shareholders                                $  (17,925)        $  (13,947)          $   (38,336)       $   (70,195)
                                               ============       ============         ============       =============

Loss from continuing operations, including
   preferred dividends, per share:
     Basic and diluted                         $     (.89)        $     (.69)          $     (1.91)       $     (3.19)
                                               ============       ============         ============       =============

Net loss attributable to common
   shareholders per share:
     Basic and diluted                         $     (.89)        $     (.70)          $     (1.91)       $     (3.53)
                                               ============       ============         ============       =============

Weighted average number of common
   shares:
     Basic and diluted                             20,055             19,929                20,038             19,869
                                               ============       ============         ============       =============

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                        Three Quarters Ended
                                                                                  ------------------------------------
                                                                                      May 31,             May 25,
                                                                                       2003                2002
                                                                                  ----------------    ----------------
Cash flows from operating activities:
     Net loss                                                                        $   (31,785)        $   (63,698)
     Adjustments to reconcile net loss to net cash provided by (used for)
       operating activities:
       Cumulative effect of accounting change, net of tax                                                     61,386
       Gain on sale of discontinued operations, net of tax                                                   (60,774)
       Deferred taxes                                                                                        (27,928)
       Depreciation and amortization                                                      25,992              29,950
       Provision for losses on management stock loans                                      3,680              18,703
       Impairment (recovery) of investment in unconsolidated subsidiary                   (1,740)             16,323
       Loss on interest rate swap                                                                              4,894
       Impairment of assets                                                                  872               4,518
       Equity in losses (earnings) of unconsolidated subsidiary                              128              (3,165)
       Other                                                                                 606                (558)
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable, net                                  (2,671)             49,462
         Decrease (increase) in inventories                                                 (190)              2,294
         Decrease (increase) in other assets                                               5,643              (3,339)
         Increase (decrease) in accounts payable, outsourcing contract costs
           payable, and accrued liabilities                                                9,887             (21,443)
         Decrease in other long-term liabilities                                            (393)               (908)
         Decrease in income taxes payable                                                 (7,205)            (10,721)
                                                                                      ------------        -------------
     Net cash provided by (used for) operating activities                                  2,824              (5,004)
                                                                                      ------------        -------------

Cash flows from investing activities:
     Proceeds from sale of discontinued operations                                                           152,500
     Investment in unconsolidated subsidiary                                              (1,000)
     Purchases of property and equipment                                                  (3,336)             (9,701)
     Cash distributions of earnings from unconsolidated subsidiary                         2,000               2,904
     Proceeds from sale of property and equipment                                            417               2,299
                                                                                      ------------        -------------
     Net cash provided by (used for) investing activities                                 (1,919)            148,002
                                                                                      ------------        -------------

Cash flows from financing activities:
     Principal payments on short-term line of credit borrowings                                               (9,750)
     Proceeds from long-term debt and long-term line of credit                                                 4,564
     Principal payments on long-term debt and capital lease obligations                      (49)            (99,654)
     Proceeds from sales of common stock from treasury                                       194                 519
     Purchases of common stock for treasury                                                 (125)               (184)
     Payment of interest rate swap liability                                                                  (4,894)
     Payment of preferred stock dividends                                                 (6,551)             (2,184)
                                                                                      ------------        -------------
     Net cash used for financing activities                                               (6,531)           (111,583)
                                                                                      ------------        -------------

Effect of foreign exchange rates on cash and cash equivalents                                866                 498
                                                                                      ------------        -------------
     Net increase (decrease) in cash and cash equivalents                                 (4,760)             31,913
Cash and cash equivalents at beginning of the period                                      47,049              14,864
                                                                                      ------------        -------------
Cash and cash equivalents at end of the period                                       $    42,289         $    46,777
                                                                                      ============        =============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                          $       125         $     3,839
                                                                                      ============        =============
     Cash paid for income taxes                                                      $     4,947         $       857
                                                                                      ============        =============

Non-cash investing and financing activities:
     Accrued preferred stock dividends                                               $     2,184         $     2,184
     Preferred stock dividends paid with additional shares of preferred stock                                  4,208
     Note receivable from sale of discontinued operations                                                      4,812

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

        Franklin Covey Co. (the “Company”) provides integrated training and performance enhancement solutions to organizations and individuals in productivity, leadership, sales, communication, and other areas. Each integrated solution may include components of training and consulting, assessment, and other application tools that are generally available in electronic or paper-based formats. The Company’s products and services are available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com. The Company’s best-known offerings include the Franklin Covey PlannerTM, the productivity workshop entitled “Focus: Achieving Your Highest Priorities,” and courses based on the best-selling book, The 7 Habits of Highly Effective People.

        The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

        The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year. Corresponding quarterly periods generally consist of 13-week periods that ended on November 30, 2002, March 1, 2003, and May 31, 2003 during fiscal 2003. Under the modified 52/53-week fiscal year, the quarter ended May 31, 2003 had the same number of business days as the quarter ended May 25, 2002. However, the three quarters ended May 31, 2003 included five more business days than the corresponding period of the prior year. As a result of the Company’s fiscal calendar, the fourth quarter ended August 31, 2003 will have six fewer business days compared to the same quarter of fiscal 2002.

        The results of operations for the quarter and three quarters ended May 31, 2003 are not indicative of results for the entire fiscal year ending August 31, 2003.

        Due to the sale of Premier Agendas (“Premier”) and the termination of franklinplanner.com operations during fiscal 2002 (Note 8), the operating results of these entities have been presented as discontinued operations in the condensed consolidated statements of operations for the quarter and three quarters ended May 25, 2002. In order to conform with the current period presentation, certain reclassifications have been made in the prior period financial statements.

NOTE 2 - ACCOUNTING FOR STOCK-BASED COMPENSATION

        The Company accounts for stock-based compensation and awards using the intrinsic-value method of accounting as outlined in Accounting Principles Board Opinion 25 and related interpretations. Under the intrinsic-value methodology, no compensation expense is recognized for stock option awards granted at, or above, the fair market value of the stock on the date of grant. Accordingly, no compensation expense has been recognized for the Company’s stock option plans or employee stock purchase plan in our condensed consolidated statements of operations. Had compensation expense for the Company’s stock option plans and employee stock purchase plan been determined in accordance with the fair value approach as defined by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss attributable to common shareholders and corresponding basic and diluted loss per share would have been the following (in thousands, except per share data):

                                                     Quarter Ended                       Three Quarters Ended
                                           ----------------------------------      ----------------------------------
                                              May 31,            May 25,              May 31,            May 25,
                                                2003               2002                 2003               2002
                                           ---------------    ---------------      ---------------    ---------------
        Net loss attributable to common
           shareholders, as reported         $   (17,925)       $   (13,947)         $   (38,336)       $   (70,195)
        Fair value of stock-based
           compensation, net of tax                 (251)              (202)                (757)              (906)
                                           ---------------     --------------       --------------      -------------
        Net loss attributable to common
           shareholders, pro forma           $   (18,176)       $   (14,149)         $   (39,093)       $   (71,101)
                                           ===============     ==============       ==============      =============

        Basic and diluted loss per
        share, as reported                   $       (.89)      $      (.70)         $      (1.91)      $     (3.53)

        Basic and diluted loss per share,
        pro forma                                    (.91)             (.71)                (1.95)            (3.58)

NOTE 3 - INVENTORIES

         Inventories were comprised of the following (in thousands):

                                                 May 31,             August 31,
                                                   2003                 2002
                                             -----------------    -----------------

        Finished goods                          $    32,699           $    30,615
        Work in process                               1,197                 1,141
        Raw materials                                 5,385                 7,335
                                               ---------------    -----------------
                                                $    39,281           $    39,091
                                               ===============    =================

NOTE 4 - INTANGIBLE ASSETS

The Company's intangible assets were comprised of the following for the periods indicated (in thousands):

                                                        Gross Carrying       Accumulated         Net Carrying
        May 31, 2003                                        Amount           Amortization           Amount
        -------------------------------------------    -----------------   -----------------    ----------------
        Definite-lived intangible assets:
        License rights                                   $      27,000       $      (4,372)       $      22,628
        Curriculum                                              62,350             (24,678)              37,672
        Customer lists                                          18,874              (9,573)               9,301
        Trade names                                              1,277              (1,261)                  16
                                                         ---------------     ---------------      --------------
                                                               109,501             (39,884)              69,617

        Indefinite-lived intangible asset:
        Covey trade name                                        23,000                                   23,000
                                                         ---------------     ---------------      --------------
        Balance at May 31, 2003                          $     132,501       $     (39,884)       $      92,617
                                                         ===============     ===============      ==============

        August 31, 2002
        -------------------------------------------
        Definite-lived intangible assets:
        License rights                                   $      27,000       $      (3,669)       $      23,331
        Curriculum                                              62,320             (22,853)              39,467
        Customer lists                                          18,874              (8,799)              10,075
        Trade names                                              1,277              (1,195)                  82
                                                         --------------      ---------------      --------------
                                                               109,471             (36,516)              72,955

        Indefinite-lived intangible asset:
        Covey trade name                                        23,000                                   23,000
                                                         --------------      ---------------      --------------
        Balance at August 31, 2002                       $     132,471       $     (36,516)       $      95,955
                                                         ==============      ===============      ==============

        The Company’s aggregate amortization expense from continuing operations totaled $1.1 million for each of the quarters ended May 31, 2003 and May 25, 2002. Amortization expense for the three quarters ended May 31, 2003 and May 25, 2002 totaled $3.4 million and $3.5 million. Total amortization expense from definite-lived intangible assets for the next five years is expected to be as follows (in thousands):

        Year Ending August 31,
        ---------------------------------------- ------------------
        2003                                         $     4,384
        2004                                               4,011
        2005                                               4,011
        2006                                               3,188
        2007                                               3,131

        The Company adopted the provisions of SFAS No. 142 on September 1, 2001. The new reporting provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and requires those assets to be periodically assessed and written down to fair value, if necessary. In connection with the implementation of SFAS No. 142, the Company hired an independent valuation firm to assess the value of its goodwill and other indefinite-lived intangibles in accordance with the new measurement requirements prescribed by SFAS No. 142. The valuation process assigned the Company’s assets to the operating business units and then determined the fair market value of those assets using a discounted cash flow model that also considered other factors such as market capitalization and appraised values. Based upon the results of the valuation, all of the goodwill assigned to the Organizational Strategic Business Unit, the Consumer Strategic Business Unit, and corporate support group, as well as a portion of the Covey trade name intangible asset, was impaired. The resulting impairment charge from the adoption SFAS No. 142 totaled $75.3 million ($61.4 million after applicable tax benefits) and was recorded as a cumulative effect of accounting change in the Company’s condensed consolidated statement of operations for the three quarters ended May 25, 2002. The impairment charge was comprised of the following items (in thousands):

                                                           Amount
                                                      ------------------
        Impaired goodwill                                 $    61,682
        Impaired Covey trade name intangible asset             13,652
                                                          ------------
        Total SFAS No. 142 adoption impairment loss       $    75,334
                                                          ============

NOTE 5 - INVESTMENT IN FRANKLIN COVEY COACHING, LLC

        Effective September 1, 2000, the Company entered into a joint venture agreement with American Marketing Systems (“AMS”) to form Franklin Covey Coaching, LLC (“FCC”). Each partner owned 50 percent of the joint venture and participated equally in FCC’s management. The FCC joint venture agreement required the Company’s coaching programs to achieve specified earnings thresholds beginning in fiscal 2002 or the existing joint venture agreement could be terminated at the option of AMS. Due to unfavorable economic conditions and other factors, the Company’s coaching programs did not produce the required earnings during fiscal 2002. As a result, AMS exercised its option to terminate the existing joint venture agreement effective August 31, 2002. Under the provisions of a new partnership agreement that terminates the Company’s interest in FCC in October 2003, the Company received a $0.3 million payment at the end of fiscal 2002, received payments totaling $2.0 million during the quarter ended March 1, 2003, and may receive up to an additional $1.2 million in payments from FCC in October 2003. The new partnership agreement payments consist of the following three components:

Ownership Change Payment – On August 30, 2002, AMS paid the Company $0.3 million for its Class A ownership shares in FCC and FCC issued Class B ownership shares to the Company. The Class B ownership shares prohibit the Company from active participation in the management of FCC, but provide the Company with the opportunity to receive a portion of FCC’s earnings as described below.

FCC Net Income Recognition – During the first two quarters of fiscal 2003, the Company continued to recognize a portion of FCC’s net income and received cash distributions from FCC totaling $2.0 million during the quarter ended March 1, 2003. Subsequent to March 1, 2003, the Company has not received any further share of FCC’s net income except for amounts that represent contingent program payments as described below.

Contingent Program Payment – The payment from the third component of the new partnership agreement is contingent upon the earnings of coaching programs based upon Franklin Covey content during the 13-month period ended September 30, 2003 (the measurement period). If coaching programs based upon the Company’s content achieve earnings greater than $1.2 million during the measurement period, then a final payment will be made during October 2003 for the entire contingent program payment. The contingent payment may not exceed $1.2 million, however, the contingent payment may be reduced on a dollar-for-dollar basis if the Company’s coaching programs fail to produce $1.2 million of earnings during the measurement period. During the three quarters ended May 31, 2003, coaching programs based upon the Company’s content earned $0.4 million of the contingent program payment. Based upon the Company’s coaching program performance during the three quarters ended May 31, 2003, the Company does not believe that the entire $1.2 million allowed for the contingent program payment will be earned by the end of the measurement period.

        Based upon the Company’s coaching program performance throughout fiscal 2002, and expected termination of its interest in FCC, the Company previously recognized impairment charges to its investment in FCC that totaled $16.3 million for the three quarters ended May 25, 2002. The impairment charges were based upon information then available from negotiations with AMS and expected settlement amounts. Upon recognition of the amounts described above, the Company first reduced its remaining investment in FCC at August 31, 2002 to zero and then recorded the additional amounts as reversals of the previously recorded impairment charges. The impairment reversals totaled $0.1 million and $1.7 million for the quarter and three quarters ended May 31, 2003.

        Prior to the new partnership agreement, the Company accounted for its investment in FCC using the equity method of accounting and reported its share of the joint venture’s net income as equity in the earnings of an unconsolidated subsidiary. The Company’s share of the joint venture’s earnings totaled $1.3 million and $3.2 million for the quarter and three quarters ended May 25, 2002. Summarized financial information for FCC as of and for the periods indicated was as follows (in thousands):

                                              Quarter Ended                             Three Quarters Ended
                                   -------------------------------------        -------------------------------------
                                       May 31,             May 25,                  May 31,             May 25,
                                        2003                 2002                    2003                 2002
                                   ----------------    -----------------        ----------------    -----------------
        Net sales                    $     8,382         $     6,786              $    26,177         $    18,922
        Gross profit                       5,506               4,437                   17,507              12,464
        Net income                         2,846               2,329                    9,313               6,548

        Current assets               $     5,303         $     2,275
        Long-term assets                  17,505              17,421
                                    -------------       --------------
             Total assets            $    22,808         $    19,696
                                    =============       ==============

        Current liabilities          $     2,230         $     1,306
        Long-term liabilities              4,582               2,883
                                    -------------       --------------
             Total liabilities       $     6,812         $     4,189
                                    =============       ==============

NOTE 6 - INVESTMENT IN AGILIX LABS, INC.

        During the quarter ended November 30, 2002, the Company purchased approximately 20 percent of the capital stock (on a fully diluted basis) of Agilix Labs, Inc. ("Agilix"), a Delaware corporation, for cash payments totaling $1.0 million. Agilix is a development stage enterprise that develops software applications, including software for new "Tablet PCs." The Company accounted for its investment in Agilix using the equity method, as the Company appointed a member to Agilix's board of directors and has the ability to exercise influence over the operations of Agilix. The Company's share of Agilix's losses totaled approximately $0.1 million, which was recorded as equity in the losses of an unconsolidated subsidiary in the Company's condensed consolidated statements of operations for the three quarters ended May 31, 2003. Although the software developed by Agilix has won numerous accolades and continues to be sold with new Tablet PCs, uncertainties surrounding Agilix's business plan developed during the quarter ended March 1, 2003 and their potential adverse effects on Agilix's operations and future cash flows were significant. The Company determined that its ability to recover the carrying value of the investment in Agilix was remote. Accordingly, the Company impaired and expensed its remaining investment in Agilix of $0.9 million during the quarter ended March 1, 2003. According to the terms and conditions of its investment in Agilix, the Company does not have any additional obligations to Agilix (except for royalty payments which occur in the normal course of business) or further exposure resulting from Agilix's liabilities or residual operating losses.

NOTE 7 - MANAGEMENT COMMON STOCK LOAN PROGRAM

        The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of the Company's common stock. The loan program closed during fiscal 2001 with 3,825,000 shares of common stock purchased by the loan participants for a total cost of $33.6 million. The loans in the management stock loan program accrue interest at 9.4 percent (compounded quarterly), are full-recourse to the participants, and are recorded as a reduction to shareholders' equity in the Company's condensed consolidated balance sheets. Although interest accrues against the participants over the life of the loans, the Company ceased recording interest receivable (and related interest income) related to these loans during the third quarter of fiscal 2002. However, loan participants remain obligated to pay all accrued interest upon maturity of the loans, which occurs in March 2005.

         The Company utilizes a systematic methodology for determining the level of loan loss reserves that are appropriate for the management common stock loan program. A key factor considered by the methodology is the current market value of the common stock acquired and held by the participants. Other factors considered by the methodology include: the liquid net worth of the participants; the risks of pursuing collection actions against key employees; the probability of sufficient participant repayment capability based upon proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on the Company's ability to collect the loans. Additionally, the methodology takes into account the fact that the Company may not hold the participants' shares of stock as collateral due to certain laws and regulations. Based upon the reserve methodology, the Company recorded increases to the loan loss reserve totaling $1.2 million and $0.2 million for the fiscal quarters ended May 31, 2003 and May 25, 2002. The Company had aggregate loan loss reserves totaling $29.5 million and $25.9 million at May 31, 2003 and August 31, 2002, which reduced notes and interest receivable from financing common stock purchases by related parties in the respective condensed consolidated balance sheets. At May 31, 2003, the participants' loans plus recorded accrued interest exceeded the value of the common stock acquired by the participants by $33.7 million, of which $29.5 million has been reserved. Should the value of the common stock acquired by the participants continue to be insufficient to cover the loans outstanding during the loan term, the loan loss reserve methodology provides a basis to be fully reserved for the difference between the value of the loans outstanding and the market value of the acquired stock, plus estimated collection and other related costs, prior to the March 2005 maturity date of the loans. Although the Company will be fully reserved for potential loan losses as described above at March 2005, the inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon its financial position and future cash flows compared to full collection of the loans.

         The establishment of reserves for potential loan losses requires significant estimates and judgment by the Company's management. These estimates and projections are subject to change as a result of various economic and market factors, most of which are not within the Company's control. As a result, the reserve for management stock loan losses could fluctuate significantly in future periods.

NOTE 8 - DISCONTINUED OPERATIONS

         During fiscal 2002, the Company sold the operations of Premier and discontinued its on-line planning service offered at franklinplanner.com. Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial results of these operations were classified as discontinued operations in the accompanying condensed consolidated statements of operations, net of tax, for the quarter and three quarters ended May 25, 2002. The loss from discontinued operations consisted of the following for the periods indicated (in thousands):

                                                                                     Loss From
        Quarter Ended                                           Income Tax         Discontinued
        May 25, 2002                      Pre-Tax Loss           Benefit            Operations
        -----------------------------    ----------------    -----------------    ----------------
        Premier                            $                   $                    $
        Franklinplanner.com                       (438)                164                 (274)
                                          ---------------    -----------------    ----------------
                                           $      (438)        $       164          $      (274)
                                          ===============    =================    ================

        Three Quarters Ended
        May 25, 2002
        -----------------------------
        Premier                            $    (8,877)        $     3,596          $    (5,281)
        Franklinplanner.com                     (1,566)                577                 (989)
                                         ----------------     ----------------    ----------------
                                           $   (10,443)        $     4,173          $    (6,270)
                                         ================     ================    ================

        The operating results of Premier for the three quarters ended May 25, 2002 include results from a period during which Premier does not recognize significant sales. The operations of franklinplanner.com were discontinued during August 2002. Additional information regarding the sale of Premier and the termination of franklinplanner.com is provided below.

Sale of Premier

        Effective December 21, 2001, the Company sold Premier Agendas, Inc., a wholly owned subsidiary located in Bellingham, Washington, and Premier School Agendas Ltd., a wholly owned subsidiary organized in Ontario, Canada, (collectively, “Premier”) to School Specialty, Inc., a Wisconsin-based company that specializes in providing products and services to students and schools. Premier provided productivity and leadership solutions to the education industry, including student and teacher planners. The sale price was $152.5 million in cash, plus the retention of Premier’s working capital, which was received in the form of a $4.0 million promissory note from the purchaser. Prior to the sale closing, the Company received cash distributions from Premier’s working capital that totaled approximately $7.0 million. The Company received full payment on the promissory note plus accrued interest during June 2002. In addition, the Company recorded a receivable from Premier totaling $0.8 million related to income tax payments, the majority of which has been received as of May 31, 2003. The Company recognized a pretax gain of $99.9 million ($64.9 million after applicable taxes) on the sale of Premier, of which $60.8 million was recorded as a gain on sale of discontinued operations during the quarter ended February 23, 2002. An additional $4.1 million was recorded as a gain on the sale during the fourth quarter ended August 31, 2002. Under terms of the Company’s then-existing credit facilities, $92.3 million of the proceeds from the sale of Premier was used to pay off and terminate the term loan and revolving credit line.

        During the period in fiscal 2002 prior to completion of the sale, Premier recorded net sales totaling $5.3 million, which were included in the loss from discontinued operations in the condensed consolidated statements of operations for the three quarters ended May 25, 2002. The operating results of Premier were historically included in the Education Business Unit, which was dissolved subsequent to the sale of Premier during fiscal 2002.

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

        Franklinplanner.com did not record any sales during the quarter or three quarters ended May 25, 2002. The operating results of franklinplanner.com were historically included as a component of corporate expenses for segment reporting purposes.

NOTE 9 - COMPREHENSIVE LOSS

        Comprehensive loss includes charges and credits to equity accounts that are not the result of transactions with shareholders. Comprehensive loss is comprised of net loss and other comprehensive income and loss items. Comprehensive loss for the Company was as follows (in thousands):

                                                     Quarter Ended                       Three Quarters Ended
                                           ----------------------------------      ----------------------------------
                                              May 31,            May 25,              May 31,            May 25,
                                                2003               2002                 2003               2002
                                           ---------------    ---------------      ---------------    ---------------
        Net loss                             $   (15,741)       $   (11,763)         $   (31,785)       $   (63,698)
        Other comprehensive income
           (loss) items:
           Loss on valuation of interest
             rate swap agreement, net of
             $1,827 income tax benefit                                                                        2,786
           Foreign currency translation
             adjustments                             617                103                  867                497
                                             -------------      -------------       --------------     -------------
        Comprehensive loss                   $   (15,124)       $   (11,660)         $   (30,918)       $   (60,415)
                                             =============      =============       ==============     =============

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

NOTE 10 - NET LOSS PER COMMON SHARE

        Basic earnings (loss) per share (“EPS”) is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate. During periods of net loss from continuing operations, all common stock equivalents, including the effect of common shares from the issuance of preferred stock on an “as converted” basis, are excluded from the diluted EPS calculation. Significant components of the numerator and denominator used for basic and diluted EPS were as follows for the periods indicated (in thousands, except per share amounts):

                                                     Quarter Ended                       Three Quarters Ended
                                           ----------------------------------      ----------------------------------
                                              May 31,            May 25,              May 31,            May 25,
                                                2003               2002                 2003               2002
                                           ---------------    ---------------      ---------------    ---------------
        Loss from continuing operations      $   (15,741)       $   (11,489)         $   (31,785)       $   (56,816)
        Preferred stock dividends                 (2,184)            (2,184)              (6,551)            (6,497)
                                           ---------------    ---------------      ---------------    ---------------
        Loss from continuing operations
           and preferred stock dividends         (17,925)           (13,673)             (38,336)           (63,313)
        Loss from discontinued
           operations, net of tax                                      (274)                                 (6,270)
        Gain on sale of discontinued
           operations, net of tax                                                                            60,774
                                           ---------------    ---------------      ---------------    ---------------
        Loss before cumulative effect of
           accounting change, net of tax         (17,925)           (13,947)             (38,336)            (8,809)
        Cumulative effect of accounting
           change, net of tax                                                                               (61,386)
                                           ---------------    ---------------      ---------------    ---------------
        Net loss attributable to
           common shareholders               $   (17,925)       $   (13,947)         $   (38,336)       $   (70,195)
                                           ===============    ===============      ===============    ===============

        Loss from continuing operations
           and preferred dividends per
           share:
             Basic and diluted               $       (.89)      $      (.69)         $     (1.91)       $     (3.19)

        Loss from discontinued
           operations, net of tax, per
           share:
             Basic and diluted                                         (.01)                                   (.31)

        Gain on sale of discontinued
           operations, net of tax, per
           share:
             Basic and diluted                                                                                 3.06
                                           ---------------    ---------------      ---------------    ---------------

        Loss before cumulative effect of
           accounting change per share:
             Basic and diluted                       (.89)             (.70)               (1.91)              (.44)

        Cumulative effect of accounting
           change, net of tax, per share:
             Basic and diluted                                                                                (3.09)
                                           ---------------    ---------------      ---------------    ---------------

        Net loss attributable to common
           shareholders per share:
             Basic and diluted               $       (.89)      $      (.70)         $     (1.91)       $     (3.53)
                                           ===============    ===============      ===============    ===============

        Basic and diluted weighted-
           average number of common
           shares outstanding                     20,055             19,929               20,038             19,869
                                           ===============    ===============      ===============    ===============

        Due to their anti-dilutive effect, the following incremental shares from the effect of Series A preferred stock on an “as converted” basis and options to purchase common stock have been excluded from the diluted EPS calculation (in thousands):

                                                     Quarter Ended                       Three Quarters Ended
                                           ----------------------------------      ----------------------------------
                                              May 31,            May 25,              May 31,            May 25,
                                                2003               2002                 2003               2002
                                           ---------------    ---------------      ---------------    ---------------
        Number of Series A preferred
           stock shares on an "as
           converted" basis                        6,239              6,238                6,239              6,188
        Common stock equivalents from
           the assumed exercise of in-the-
           money stock options                                                                                    2
                                           ---------------    ---------------      ---------------    ---------------
                                                   6,239              6,238                6,239              6,190
                                           ===============    ===============      ===============    ===============

NOTE 11 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS

        During the normal course of business, the Company is exposed to foreign currency exchange risk and interest rate risk arising from its cash and cash equivalents balance. To manage risks associated with foreign currency exchange and interest rates, the Company makes limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, the Company’s derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into derivative contracts for trading or speculative purposes, and is not a party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument, and thus, are not a measure of exposure to the Company through its use of derivatives. Additionally, the Company enters into derivative agreements only with highly rated counterparties and does not expect to incur any losses resulting from non-performance by other parties.

Foreign Currency Exposure

        The Company has international operations and during the normal course of business is exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. During the quarter and three quarters ended May 31, 2003, the Company utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. These contracts did not meet specific hedge accounting requirements and corresponding gains and losses on these contracts were recorded as a component of selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations. As of May 31, 2003, all of the Company’s foreign currency forward contracts were settled. The Company’s use of foreign currency forward contracts resulted in net losses totaling $0.1 million and $0.5 million for the quarter and three quarters ended May 31, 2003, compared to a net loss of $0.1 million for the quarter ended May 25, 2002 and net gains totaling $0.4 million for the three quarters ended May 25, 2002. In future periods, the Company may continue to use foreign currency forward contracts to manage its foreign currency exchange risks.

Interest Rate Management

        Generally, under interest rate swaps, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating rate interest amounts calculated by reference to a contracted notional amount. When appropriate, the Company designates interest rate swaps as hedges of risks associated with specific assets, liabilities, or future commitments, and these contracts are monitored to determine whether the underlying agreements remain effective hedges. The interest rate differential on interest rate swaps is recognized as a component of interest expense or income over the term of the agreement. Due to the limited nature of its interest rate risk, the Company does not make regular use of interest rate derivatives and the Company was not party to any interest rate derivative instruments during the quarter or three quarters ended May 31, 2003.

        In connection with the management common stock loan program (Note 7), the Company entered into an interest rate swap agreement. As a result of a credit agreement obtained during fiscal 2001, the notes receivable from the loan participants, corresponding debt, and the interest rate swap agreement were recorded on the Company’s consolidated balance sheet at August 31, 2001. Under terms of its then-existing credit agreement, the Company was obligated to use a portion of the proceeds from the sale of Premier (Note 8) to retire the majority of its outstanding debt, including the amount related to the management common stock loan program. As a result of this transaction, the underlying obligation of the interest rate swap was settled and the interest rate swap agreement was transformed from a hedge instrument to a speculative instrument, which was settled during the quarter ended February 23, 2002 for a cash payment of $4.9 million. As a result, the loss on the settlement of the interest rate swap agreement was recorded in the condensed consolidated statement of operations for the three quarters ended May 25, 2002. The interest rate differential on the interest rate swap agreement totaled $0.6 million for the three quarters ended May 25, 2002.

NOTE 12 - SEGMENT INFORMATION

        Following the sale of Premier in fiscal 2002, the Company now has two reporting segments: the Consumer Strategic Business Unit (“CSBU”) and the Organizational Strategic Business Unit (“OSBU”). The operating results of Premier and the Company’s other products and services designed for teachers and students were previously reported in the Education Business Unit, which was dissolved in fiscal 2002. The Company’s remaining teacher and student programs and products are now reported as a component of OSBU results of operations. The following is a description of the Company’s reporting segments and their primary activities.

Consumer Strategic Business Unit – This business unit is primarily focused on sales to individual customers and includes the results of the Company’s 170 domestic retail stores, 10 international retail stores, catalog and e-Commerce operations, and other related distribution channels, including wholesale sales, government product sales, and manufacturing operations. Although CSBU sales primarily consist of products such as planners, binders, software, and handheld electronic planning devices, virtually any component of the Company’s leadership and productivity solutions can be purchased through CSBU channels.

Organizational Strategic Business Unit – The OSBU is primarily responsible for the development, marketing, sale, and delivery of productivity, leadership, sales performance, and communication training solutions directly to organizational clients, including other companies, the government, and educational institutions. The OSBU includes the financial results of the Organizational Solutions Group (“OSG”) and international operations, except for international retail stores. The OSG is responsible for the domestic sale and delivery of productivity, leadership, sales performance, and communication training solutions to corporations and includes sales of training seminars to teachers and students, which were previously reported with the operating results of Premier. The OSG is also responsible for consulting services that compliment the Company’s productivity and leadership training solutions. The Company’s international sales group includes its directly owned offices and licensee sale and delivery options, including certain catalog sales.

         The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”), and each of the reportable segments has a president and chief operating officer who report directly to the CEO. The primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (“EBITDA”). Depreciation allocated to cost of goods sold in our manufacturing operations is not reclassified from cost of sales to depreciation as these costs are integral to margin and other analyses performed on the Company’s operating segments. For segment reporting purposes, the Company’s consolidated EBITDA can be calculated as loss from operations less depreciation and amortization charges.

        In the normal course of business, the Company may make structural and cost allocation revisions to its segment information to reflect new reporting responsibilities within the organization. During the first quarter of fiscal 2003, the Company began allocating certain computer and information services costs to the business units that were previously recorded as a component of corporate expenses. In addition, certain other structural changes were made that had less impact on reported segment information, such as the classification of certain wholesale operations and government products sales, which are now recorded in the CSBU segment and were previously recorded in the OSBU segment. All prior period segment information has been revised to conform to the most recent classifications and organizational changes. The Company accounts for its segment information on the same basis as the accompanying condensed consolidated financial statements.

                                                  SEGMENT INFORMATION
                                                     (in thousands)

                                                                      Organizational
                           Consumer Strategic Business Unit       Strategic Business Unit
                          ------------------------------------    ------------------------
                                                                                                           Corporate
Quarter Ended                          Catalog/      Other                                                    and
May 31, 2003                Retail     eCommerce      CSBU           OSG      International   Education   Eliminations  Consolidated
------------------------- ----------- ------------ -----------    ----------- ------------   ------------ ------------  ------------
Sales to external
   customers               $  21,159    $   9,804   $   6,202      $  18,993   $   9,222                                 $ 65,380
Gross margin                   9,726        5,154       1,469         13,030       6,275                                   35,654
EBITDA                        (4,313)        (369)     (2,072)           576       1,733                       (4,074)     (8,519)
Depreciation                   3,864          695         480            377         279                        1,837       7,532
Amortization                                               86            941          23                            2       1,052
Significant non-cash
   items:
   Provision for losses on
    management stock
    loan program                                                                                                1,210       1,210
   Impairment (recovery)
    of investment in FCC                                                (110)                                                (110)
Segment assets                24,253        1,451      17,812         93,188      19,959                      116,970     273,633

Quarter Ended
May 25, 2002
------------------------- ----------- ------------ -----------    ----------- ------------    ------------ ----------- ------------
Sales to external
   customers               $  22,336    $  11,284   $   6,668      $  21,020   $   9,783                                 $ 71,091
Gross margin                  10,627        5,980       2,512         13,552       6,634                                   39,305
EBITDA                        (3,617)         (52)     (2,759)        (1,465)      1,232                       (3,969)    (10,630)
Depreciation                   2,424        1,095         600            502         310                        3,064       7,995
Amortization                                              128            995                                        2       1,125
Significant non-cash
   items:
   Provision for losses on
    management stock
    loan program                                                                                                  247         247
Discontinued operations,
   net of tax                                                                                                    (274)       (274)

Three Quarters Ended
May 31, 2003
------------------------- ----------- ------------ -----------    ----------- ------------    ------------ ----------- ------------
Sales to external
   Customers               $  89,695    $  46,022   $  17,548      $  56,001   $  30,950                                 $240,216
Gross margin                  45,583       25,674       3,622         36,502      21,279                                  132,660
EBITDA                         1,872        7,959      (9,459)        (1,708)      5,846                      (11,538)     (7,028)
Depreciation                  10,044        1,894       1,474          1,302         804                        5,995      21,513
Amortization                                              279          3,050          41                            6       3,376
Significant non-cash
   items:
   Provision for losses on
    management stock
    loan program                                                                                                3,680       3,680
   Impairment (recovery)
    of investment in FCC                                              (1,740)                                              (1,740)
   Other impaired assets                                  872                                                                 872

Three Quarters Ended
May 25, 2002
------------------------- ----------- ------------ -----------    ----------- ------------    ------------ ----------- ------------
Sales to external
   Customers               $  96,769    $  52,148   $  16,875      $  61,779   $  31,186                                 $258,757
Gross margin                  50,224       29,261       4,904         37,779      21,388                                  143,556
EBITDA                         5,387        4,544     (15,398)       (26,022)      4,446                      (33,551)    (60,594)
Depreciation                   7,964        2,487       1,841          1,456         910                       10,006      24,664
Amortization                                              354          3,136                                        5       3,495
Significant non-cash
   items:
   Provision for losses on
    management stock
    loan program                                                                                               18,703      18,703
   Impairment (recovery)
    of investment in FCC                                              16,323                                               16,323
   Other impaired assets                    1,425       3,093                                                               4,518
Discontinued operations,
   net of tax                                                                                     (5,281)        (989)     (6,270)

        A reconciliation of reportable segment EBITDA to consolidated loss from operations is provided below (in thousands):

                                                     Quarter Ended                       Three Quarters Ended
                                           ----------------------------------      ----------------------------------
                                              May 31,            May 25,              May 31,            May 25,
                                                2003               2002                 2003               2002
                                           ---------------    ---------------      ---------------    ---------------
        Reportable segment EBITDA            $    (4,445)       $    (6,661)         $     4,510        $   (27,043)
        Provision for losses on
           management stock loans                 (1,210)              (247)              (3,680)           (18,703)
        Corporate expenses                        (2,864)            (3,722)              (7,858)           (14,848)
                                           ---------------    ---------------      ---------------    ---------------
        Consolidated EBITDA                       (8,519)           (10,630)              (7,028)           (60,594)
        Depreciation                              (7,532)            (7,995)             (21,513)           (24,664)
        Amortization                              (1,052)            (1,125)              (3,376)            (3,495)
                                           ---------------    ---------------      ---------------    ---------------
        Consolidated loss from operations    $   (17,103)       $   (19,750)         $   (31,917)       $   (88,753)
                                           ===============    ===============      ===============    ===============

        Corporate assets such as cash, accounts receivable, and other assets are not generally allocated to reportable business segments for business analysis purposes. However, inventories, certain identifiable intangibles, and property and equipment balances are classified by reportable segment.

NOTE 13 - PROPERTY AND EQUIPMENT

        Due to unfavorable operating performance in certain retail stores, the Company has closed four stores during fiscal 2003 and the Company currently expects to close approximately 40 other stores during the fourth quarter of fiscal 2003 and through the second quarter of fiscal 2004. These additional closures are comprised of unporfitable stores and stores located in markets where the Company has multiple retail locations. During fiscal 2003, the Company accelerated the depreciation charges on the retail stores that are expected to be closed. These additional depreciation charges resulting from expected retail store closures totaled $2.3 million and $4.7 million for the quarter and three quarters ended May 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management’s current expectations and are subject to various uncertainties and changes in circumstances. Future economic circumstances, our product or our competitors’ product pricing, our competitive environment and related market conditions, operating efficiencies, acceptance of our new products and training seminars by our customers, and regulatory factors affecting our business are examples of factors, among others, that could cause results to differ materially from those described in forward-looking statements.

        The Company suggests that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2002.

RESULTS OF OPERATIONS

Quarter Ended May 31, 2003 Compared to the Quarter Ended May 25, 2002

Overview

        Consistent with previous quarters in fiscal 2003, we reported improved results from operations compared to the prior year. For the quarter ended May 31, 2003, our loss from operations improved $2.6 million to $17.1 million, compared to $19.7 million for the same quarter of fiscal 2002. Our improved operating results were primarily due to reduced selling, general, and administrative expenses, reduced depreciation and amortization expenses, and stabilizing revenues. Our ongoing cost-cutting initiatives continue to produce favorable results and selling, general, and administrative expenses decreased $6.6 million compared to the prior year. We expect that these initiatives will continue to have a favorable impact on our operating performance during the remainder of fiscal 2003 and during fiscal 2004. However, our cost cutting efforts will be impacted in future periods by potentially significant costs resulting from expected closure of certain unprofitable retail stores. Depreciation and amortization charges continue to decline and reflect lower, more focused, and better-managed capital expenditures. We also expect this trend to continue during the remainder of fiscal 2003 and into future periods. Total sales for the quarter ended May 31, 2003 declined $5.7 million, or eight percent, compared to a year-over-year decline of 19 percent in the third quarter of the previous year. While our third fiscal quarter traditionally represents the seasonally weakest quarter for product sales, we were encouraged by narrowing sales declines and continued strengthening sales of newly introduced products. Training solution sales continued to be hampered by continued economic weakness in the training industry and we expect that training solution sales will improve as the general economy strengthens, corporate clients restore funding to their training budgets, and as our new training offerings continue to gain traction. Further information on these areas and other aspects of our operations for the quarter ended May 31, 2003 are presented below.

Sales

         The following table sets forth selected sales data for our operating segments (in thousands):

                                                      Quarter Ended                       Three Quarters Ended
                                            ----------------------------------      ---------------------------------
                                               May 31,            May 25,              May 31,           May 25,
                                                 2003               2002                2003               2002
                                            ---------------    ---------------      --------------    ---------------
        Consumer Strategic Business Unit:
           Retail Stores                      $    21,159        $    22,336          $    89,695       $    96,769
           Catalog/eCommerce                        9,804             11,284               46,022            52,148
           Other CSBU                               6,202              6,668               17,548            16,875
                                              ------------       ------------         ------------      -------------
                                                   37,165             40,288              153,265           165,792
                                              ------------       ------------         ------------      -------------

        Organizational Strategic Business
           Unit:
           Organizational Solutions Group          18,993             21,020               56,001            61,779
           International                            9,222              9,783               30,950            31,186
                                              ------------       ------------         ------------      -------------
                                                   28,215             30,803               86,951            92,965
                                              ------------       ------------         ------------      -------------
        Total Sales                           $    65,380        $    71,091          $   240,216       $   258,757
                                              ============       ============         ============      =============

        Product sales, which primarily consist of planners, binders, software, and handheld electronic planning devices that are primarily sold through our CSBU channels, declined $3.7 million, or nine percent compared to the third quarter of fiscal 2002. The decline in product sales was primarily attributable to declines in retail, catalog, and government product sales. These declines were partially offset by increased sales from our eCommerce channel. Retail store sales decreased by $1.2 million, or five percent, compared to the prior year. The unfavorable retail sales trend was reflected in a seven percent decline in comparable store sales performance (comparable stores represent retail stores that have been open longer than one year) compared to fiscal 2002. Due to unfavorable operating performance in certain of our retail stores, we have closed four stores during fiscal 2003, and we currently expect to close approximately 40 of our stores during the fourth quarter of fiscal 2003 and through the end of the second quarter of fiscal 2004. These closures are comprised of unprofitable stores and stores located in markets where the Company has multiple retail locations. We may also close additional retail store locations if future analysis demonstrates that our operating performance may be improved through further retail store closures. We anticipate that a significant portion of the sales from these closed stores will transition to other retail store locations or to one of our other product channels. At May 31, 2003, we were operating 170 domestic retail stores compared to 174 domestic stores at May 25, 2002. Catalog sales declined $2.0 million, compared to fiscal 2003, reflecting previous trends of lower call volume through our catalog call center. However, decreased catalog sales were partially offset by $0.5 million of increased sales through our Internet web site located at www.franklincovey.com. Decreases in other CSBU sales were primarily the result of decreased government product sales, which declined $0.2 million.

        Training solution and related services sales decreased by $2.0 million, or seven percent, compared to the same period of the prior year. The Company offers a variety of training solutions, training related products, and consulting services focused on productivity, leadership, sales performance, and communication training programs which are provided through our OSBU channels. The decrease in Organizational Sales Group (“OSG”) sales, which are primarily domestic training and training-product sales, was primarily attributable to decreased public seminar sales, the elimination of our organizational change consulting group, and lower government training sales. These decreases were partially offset by increased productivity training and client-facilitated workshop sales. Our new productivity workshop entitled, “Focus: Achieving Your Highest Priorities” continues to be favorably received and total sales of this seminar exceeded $5.0 million during the third quarter of fiscal 2003. In addition, we continue to see client facilitator sales improve, consistent with trends during the first two quarters of fiscal 2003. International sales declined primarily due to decreased training sales in Japan and Europe, which were partially offset by sales increases in other countries.

Gross Margin

        Gross margin consists of net sales less the cost of goods sold or services provided. Our overall gross margin declined to 54.5 percent of sales for the quarter, compared to 55.3 percent in the third quarter of fiscal 2002. Gross margin on product sales decreased to 44.9 percent compared to 47.3 percent in the comparable quarter of the prior year. The decline in our product gross margin was primarily due to a shift in our product mix toward technology products, including Tablet PCs and handheld electronic devices, which have lower gross margins than the majority of our other product offerings. During the quarter ended May 31, 2003, technology products represented approximately 28 percent of our product mix compared to 24 percent in the quarter ended May 25, 2002. In addition, as our sales of technology products increased, the overall margin on these products has decreased, primarily due to competition and declining prices for technology products, compared to the prior year.

        Training solution and related services gross margin, as a percent of sales, improved to 68.7 percent compared to 67.3 percent in fiscal 2002. The improvement in our training solutions gross margin was primarily due to decreased public program and organizational change consulting sales, which typically have lower gross margins than the majority of our other training solution sales, and increased sales of higher margin corporate training program sales. In addition, higher-margin facilitator sales continue to improve and had a favorable impact on our training gross margin percentage during the quarter ended May 31, 2003.

Operating Expenses

        Our selling, general, and administrative (“SG&A”) expenses decreased $6.6 million, or 13 percent, compared to the prior year. Decreased SG&A expenses during the quarter ended May 31, 2003 were the direct result of initiatives specifically designed to reduce our overall operating costs and were consistent with operating expense trends during the last two quarters of fiscal 2002 and the first two quarters of fiscal 2003. These cost-cutting initiatives resulted in associate expense reductions totaling $4.0 million, advertising and promotional expenses reductions totaling $1.4 million, and reductions in other SG&A expenses, such as outsourcing and development costs, that totaled $1.4 million compared to the prior year. With on-going efforts to reduce our operating expenses, the Company expects that SG&A expenses will continue to decrease compared to the prior year through the remainder of fiscal 2003. However, in connection with our planned retail store closures we may incur significant costs, including lease termination, severance, and other related store closure costs, during the fourth quarter of fiscal 2003 and during fiscal 2004.

        The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. The loan program closed during fiscal 2001 with 3,825,000 shares of our common stock purchased by the loan participants for a total cost of $33.6 million. The loans in the management stock loan program are full-recourse to the participants and are recorded as a reduction to shareholders’ equity in our condensed consolidated balance sheets. The Company utilizes a systematic methodology for determining the level of loan loss reserves that are appropriate for the management common stock loan program. A key factor considered by our methodology is the current market value of the common stock acquired and held by the participants. Other factors considered by the methodology include: the liquid net worth of the participants; the risks of pursuing collection actions against key employees; the probability of sufficient participant repayment capability based upon proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on our ability to collect the loans. Additionally, the methodology takes into account the fact that we may not hold the participants’ shares of stock as collateral due to certain laws and regulations. Based upon our reserve methodology, we recorded an increase to the loan loss reserve of $1.2 million for the quarter ended May 31, 2003 compared to $0.2 million for the quarter ended May 25, 2002. The Company had aggregate loan loss reserves totaling $29.5 million and $25.9 million at May 31, 2003 and August 31, 2002, which reduced notes and interest receivable from financing common stock purchases by related parties in the respective condensed consolidated balance sheets. Should the value of the common stock acquired by the participants continue to be insufficient to cover the loans outstanding during the loan term, the loan loss reserve methodology provides a basis to be fully reserved for the difference between the value of the loans outstanding and the market value of the acquired stock, plus estimated collection and other related costs, prior to the March 2005 maturity date of the loans. Although we will be fully reserved, as described above, for potential loan losses at the maturity date, the inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans. The establishment of reserves for potential loan losses on the management common stock loan program requires significant estimates and judgment by the Company’s management. These estimates and projections are subject to change as a result of various economic and market factors, most of which are not within our control. As a result, the reserve for management stock loan losses could fluctuate significantly in future periods.

        During fiscal 2001, we entered into a joint venture agreement with American Marketing Systems (“AMS”) to form Franklin Covey Coaching, LLC (“FCC”). Based upon our coaching program results during fiscal 2002, and the probability that the joint venture would be terminated, we recorded impairment charges totaling $16.3 million to our investment in FCC during the first three quarters of fiscal 2002. AMS later exercised its option to terminate the existing joint venture effective August 31, 2002. According to the terms of a new partnership agreement that terminates our interest in FCC in October 2003, we received a $0.3 million payment at the end of fiscal 2002, we received payments totaling $2.0 million during the quarter ended March 1, 2003, and we may receive up to an additional $1.2 million from FCC in October 2003. The additional payment of $1.2 million is contingent upon the earnings of coaching programs based upon our content during the 13 months ended September 30, 2003 (the measurement period). The contingent payment may not exceed $1.2 million, however, the contingent payment may be reduced on a dollar-for-dollar basis if our coaching programs fail to produce $1.2 million of earnings during the measurement period. During the three quarters ended May 31, 2003, coaching programs based upon our content earned $0.4 million of the contingent program payment. Based upon our coaching program performance during the three quarters ended May 31, 2003, we do not believe that we will earn the entire $1.2 million allowed under the new partnership agreement by the end of the measurement period. Upon recognition of the above amounts, we first reduced our remaining investment in FCC at August 31, 2002 to zero and then recorded the additional amounts as a reversal of the previously recorded impairment charges. The impairment reversals resulting from our earnings under the new FCC partnership agreement totaled $0.1 million and $1.7 million for the quarter and three quarters ended May 31, 2003. For further information regarding our investment in FCC, refer to Note 5 to our condensed consolidated financial statements.

        Depreciation expense decreased $0.5 million compared to the prior year primarily due to the full depreciation or disposal of certain computer hardware and software as well as significantly reduced capital expenditures, especially for store build-outs and remodeling projects, during fiscal 2002 and the first three quarters of fiscal 2003. However, these factors that reduced depreciation expense were partially offset by accelerated depreciation on retail stores that are expected to close during the remainder of fiscal 2003 and through the second quarter of fiscal 2004. The additional depreciation charges resulting from accelerated depreciation on our retail stores totaled $2.3 million for the quarter ended May 31, 2003. Amortization expense on definite-lived intangible assets totaled $1.1 million for each of the quarters ended May 31, 2003 and May 25, 2002. We expect intangible asset amortization expense to total $4.4 million during fiscal 2003. For further information regarding our intangible assets, refer to Note 4 to our condensed consolidated financial statements.

Equity in Earnings of an Unconsolidated Subsidiary

        Prior year amounts recorded as equity in the earnings of an unconsolidated subsidiary include our share of FCC’s net income for the quarter ended May 25, 2002. Following termination of our previous FCC partnership agreement, we ceased recording our share of FCC’s net income as equity in the earnings of an unconsolidated subsidiary. Refer to the discussion in the previous section regarding our treatment of FCC earnings under the new partnership agreement.

Interest Income and Expense

        Interest income declined by $0.1 million compared to the same quarter of the prior fiscal year. The decrease was primarily the result of reduced cash balances compared to the prior year. Interest expense decreased primarily due to reduced debt balances compared to the same quarter of the prior fiscal year. Based upon current debt levels, we expect interest expense to remain minimal in the foreseeable future.

Income Taxes

        Our recent history of significant operating losses precludes us from demonstrating that it is more likely than not that the benefits of domestic operating loss carryforwards from the three quarters ended May 31, 2003, together with the benefits of deferred income tax assets, deferred income tax deductions, and foreign tax carryforwards, will not be realized. Accordingly, we have recorded the appropriate valuation allowances on our deferred income tax assets. The net income tax benefit recorded for the quarter ended May 31, 2003, which totaled $1.3 million, was based upon the resolution of various tax matters and was partially offset by current income taxes incurred by our foreign subsidiaries, foreign taxes on payments from our foreign licensees, and state income taxes that are not strictly based upon net income. By comparison, the total income tax benefit recorded during the quarter ended May 31, 2002 was $6.8 million.

Three Quarters Ended May 31, 2003 Compared to the Three Quarters Ended May 25, 2002

Sales

        Although our reported sales for the three quarters ended May 31, 2003 benefited from five additional business days compared to the prior year, our overall sales performance was unfavorably affected by sales performance during our second and third quarters of fiscal 2003. Product sales, which primarily consist of planners, binders, software, and handheld electronic planning devices, decreased $14.5 million, or eight percent, compared to the first three quarters of the prior year. The majority of this decline can be attributed to sales performance during the quarter ended March 1, 2003, which we believe was adversely affected by national retail sales trends and a sluggish economy in the United States. Product sales decreased primarily due to declines in retail, catalog, and government products. These declines were partially offset by increased eCommerce and wholesale sales. Retail store sales declined $7.1 million, or seven percent, primarily due to reduced traffic and corresponding lower transactions. Due to unfavorable operating performance at a significant number of our retail stores, we have closed 4 retail stores during fiscal 2003, and expect to continue to close unprofitable stores in order to improve the long-term operating performance of our retail store operations. Based upon our analysis of unprofitable stores, we currently expect to close approximately 40 of our stores during the fourth quarter of fiscal 2003 and through the second quarter of fiscal 2004. These closures are comprised of unprofitable stores and stores located in markets where the Company has multiple retail operations. We may also close additional retail store locations if future analysis demonstrates that our operating performance may be improved through further retail store closures. We anticipate that a significant portion of the sales from these closed stores will transition to other retail store locations or to one of our other product channels. Our catalog channel sales decreased by $11.2 million compared to fiscal 2002. The decrease was primarily due to lower call volume through our catalog call center and was partially offset by a $5.1 million increase in sales through our Internet web site at www.franklincovey.com. Although total sales from the catalog and eCommerce channel is down, the shift of sales from the catalog call center to the Internet produced improved operating results for this channel due to the lower operating costs per transaction of our eCommerce operations. Other CSBU sales improved primarily due to increased wholesale sales, which were partially offset by decreased government products sales.

        Training solution and related services sales for the three quarters ended May 31, 2003 decreased by $4.0 million, or five percent, compared to the first three quarters of fiscal 2002. The Company offers a variety of training solutions, training related products, and consulting services focused on productivity, leadership, sales performance, and communication training programs which are provided through our OSBU channels. The decrease in OSG sales, which are primarily domestic training and training-product sales, was primarily attributable to decreased sales of customized training products, the elimination of our organizational change consulting group, decreased public seminar sales, and reduced government training sales. Partially offsetting these decreases was an additional five business days during our first quarter of fiscal 2003 and increases in our other training programs, including client-facilitated workshops. Through the end of our third quarter of fiscal 2003, sales from our new productivity workshop entitled, “Focus: Achieving Your Highest Priorities,” continue to meet our expectations and we continue to see client facilitator sales improve compared to the prior year. Overall, our international training solution sales were essentially flat compared to the prior year.

Gross Margin

        Our overall gross margin for the three quarters ended May 31, 2003 declined slightly to 55.2 percent of sales compared to 55.5 percent in the prior year. Gross margin on product sales decreased to 49.6 percent compared to 51.0 percent in the prior year. The decline in our product gross margin was chiefly attributable to gross margin performance during our first and third quarters of fiscal 2003 and was primarily due to the following three factors: 1) the substantial discounting of a number of slower moving products in order to liquidate this merchandise; 2) a shift in our product mix toward technology products, including tablet PCs and handheld electronic devices, which generally have lower gross margins than the majority of our other products; and 3) in response to general market trends, significant promotional discounts were used on certain products to enhance sales. Partially offsetting these factors during the first three quarters of fiscal 2003 were the favorable results from focused cost-cutting initiatives aimed at reducing our production costs for paper-related products and decreasing the purchase price of our binder products.

        Training solution and services gross margin, as a percent of sales, improved to 66.8 percent for the three quarters ended May 31, 2003, compared to 65.1 percent in the prior year. The improvement in training solutions gross margin was primarily due to decreased sales of customized training products and the elimination of our organizational change consulting practice, both of which typically have lower gross margins than the majority of our other training solution and training product related sales, and a shift in the product mix of training solution and training product related sales. Additionally, higher-margin facilitator sales continued to improve and had a favorable impact on gross margin percentage during the three quarters ended May 31, 2003.

Operating Expenses

        Our selling, general, and administrative (“SG&A”) expenses decreased $27.7 million, or 17 percent, compared to the first three quarters of fiscal 2002. Decreasing SG&A expenses were the direct result of initiatives specifically designed to reduce our overall operating costs and were consistent with operating expense trends during the last two quarters of fiscal 2002 and the first two quarters of fiscal 2003. These successful cost-cutting initiatives resulted in associate expense reductions totaling $11.5 million, reductions in other SG&A expenses, including outsourcing, consulting, and development, that totaled $8.5 million, and advertising and promotional expense reductions totaling $6.7 million, compared to the prior year. In order to further improve our financial results and reduce operating costs, our management regularly evaluates our business activities and operating segment financial results and may implement additional cost-cutting initiatives, including further headcount reductions, additional retail store closures, consolidation of corporate office space, elimination of unprofitable programs or services, and other strategic plans. However, in connection with our planned retail store closures we may incur significant costs, including lease termination, severance, and other related costs, during the fourth quarter of fiscal 2003 and during fiscal 2004.

        The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. During the three quarters ended May 31, 2003, we recorded an increase to the reserve for potential loan losses totaling $3.7 million, compared to $18.7 million for the corresponding period of the prior year. For further information regarding our loan loss reserve methodology, refer to Note 7 to our condensed consolidated financial statements or the information contained in the operating expenses portion of the discussion regarding the quarter ended May 31, 2003 compared to the quarter ended May 25, 2002, which is previously presented in this document.

        During fiscal 2001, the Company entered into a joint venture agreement with AMS to form FCC. For further information regarding our investment in FCC, refer to Note 5 to our condensed consolidated financial statements and the information contained in the operating expenses portion of the discussion regarding the quarter ended May 31, 2003 compared to the quarter ended May 25, 2002, which is presented previously in this document.

        Depreciation expense decreased $3.2 million compared to the first three quarters of fiscal 2002 primarily due to the full depreciation or disposal of certain computer hardware and software as well as significantly reduced capital expenditures, especially for retail store build-outs and remodeling projects, during fiscal 2002 and the first three quarters of fiscal 2003. However, these factors were partially offset by accelerated depreciation on retail stores that we expect to close during the fourth quarter of fiscal 2003 and through the second quarter of fiscal 2004. These additional depreciation charges totaled $4.7 million for the three quarters ended May 31, 2003. Amortization expense from definite-lived intangible assets was $3.4 million during the three quarters ended May 31, 2003 compared to $3.5 million during the corresponding period of the prior year. The Company expects amortization charges to total $4.4 million during fiscal 2003.

Equity in Earnings of Unconsolidated Subsidiary

        During the quarter ended November 30, 2002, we purchased approximately 20 percent of the capital stock (on a fully diluted basis) of Agilix Labs, Inc. (“Agilix”), a Delaware corporation, for cash payments totaling $1.0 million. Agilix is a development stage enterprise that develops software applications, including applications for new “Tablet PCs.” We originally accounted for our investment in Agilix using the equity method, as the Company appointed a member to Agilix’s board of directors and has the ability to exercise influence over the operations of Agilix. Although the software developed by Agilix has won numerous accolades and continues to be sold with new Tablet PCs (sales of Tablet PCs have exceeded original expectations), uncertainties surrounding Agilix’s business plan and their potential adverse effects on Agilix’s operations and cash flows were believed to be significant. As a result of these considerations, we determined that our ability to recover the remaining investment in Agilix was remote. Accordingly, we recorded an impaired asset charge of $0.9 million during the quarter ended March 1, 2003 to expense our remaining investment in Agilix due to cash flow concerns at Agilix. Prior to the impairment of our investment in Agilix, our share of Agilix’s losses totaled $0.1 million, which was recorded as equity in the losses of an unconsolidated subsidiary in our condensed consolidated statements of operations for the three quarters ended May 31, 2003. According to the provisions of our investment in Agilix, the Company does not have any additional obligations to Agilix (except for royalty payments which occur in the normal course of business) or further exposure resulting from Agilix’s liabilities or residual operating losses.

        Prior year amounts recorded as equity in the earnings of an unconsolidated subsidiary include our share of FCC’s net income for the three quarters ended May 25, 2002. Following termination of the previous FCC partnership agreement, we ceased recording our share of FCC’s net income as equity in the earnings of an unconsolidated subsidiary. Refer to the discussion related to equity in earnings of an unconsolidated subsidiary for the quarter ended May 31, 2003 compared to the quarter ended May 25, 2002 regarding our treatment of FCC earnings under the new partnership agreement.

Interest Income and Expense

        Interest income declined by $1.6 million during the three quarters ended May 31, 2003 compared to the same period of fiscal 2002. The decrease was primarily the result of ceasing to record interest income from the participants in the management common stock loan program during the quarter ended February 23, 2002. Although the participants in the management common stock loan program remain liable for the interest accrued on their loans, we discontinued recording interest income due to uncertainties as to the ultimate collection of these amounts. Interest on participant loans is due and payable when the loans mature in March 2005.

        Interest expense decreased by $2.6 million due to reduced debt balances primarily resulting from the payment and termination of our term loan and line of credit agreement, which occurred during the quarter ended February 23, 2002 in connection with the sale of Premier.

Other Income

        During the three quarters ended May 25, 2002, we sold a building located in Chandler, Arizona. The gain on the sale of the building was $0.6 million and was recorded as other income in the accompanying condensed consolidated statement of operations for the three quarters ended May 25, 2002.

Income Taxes

        Our recent history of significant operating losses precludes us from demonstrating that it is more likely than not that the benefits of domestic operating loss carryforwards from the three quarters ended May 31, 2003, together with the benefits of deferred income tax assets, deferred income tax deductions, and foreign tax carryforwards, will not be realized. Accordingly, we have recorded valuation allowances on our deferred income tax assets. The net income tax benefit recorded for the three quarters ended May 31, 2003, which totaled less than $0.1 million, was based upon the resolution of various tax matters and was partially offset by current income taxes incurred by our foreign subsidiaries, foreign taxes on payments from our foreign licensees, and state income taxes that are not strictly based upon net income. By contrast, the total income tax benefit recorded during the three quarters ended May 25, 2002 was $33.7 million.

Gain on Sale of Discontinued Operations

        Effective December 21, 2001, we sold Premier Agendas, Inc., a wholly owned subsidiary located in Bellingham, Washington, and Premier School Agendas Ltd., a wholly owned subsidiary organized in Ontario, Canada, (collectively, “Premier”) to School Specialty, Inc., a Wisconsin-based company that specializes in providing products and services to students and schools. Premier provided productivity and leadership solutions to the education industry, including student and teacher planners. The sale price was $152.5 million in cash, plus the retention of Premier’s working capital, which was received in the form of a $4.0 million promissory note from the purchaser. Prior to the sale closing, we received cash distributions from Premier’s working capital that totaled approximately $7.0 million. We received full payment on the promissory note plus accrued interest during June 2002. We recognized a pretax gain of $99.9 million ($64.9 million after applicable taxes) on the sale of Premier, of which $60.8 million was recorded as a gain on sale of discontinued operations during the three quarters ended May 25, 2002. An additional $4.1 million was recorded as a gain during the quarter ended August 31, 2002.

Cumulative Effect of Accounting Change

        We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on September 1, 2001. The new reporting provisions of SFAS No. 142 prohibit the amortization of goodwill and other indefinite-lived intangible assets and require those assets to be periodically assessed and written down to fair value, if necessary. In connection with the implementation of SFAS No. 142, we hired an independent valuation firm to assess the value of our goodwill and other indefinite-lived intangibles in accordance with the new measurement requirements prescribed by SFAS No. 142. Based upon the results of the valuation, all of the goodwill assigned to the Organizational Strategic Business Unit, the Consumer Strategic Business Unit, and corporate support group, as well as a portion of the Covey trade name intangible asset, were impaired. The resulting impairment charge from the adoption of SFAS No. 142 totaled $75.3 million ($61.4 million after applicable tax benefits) and was recorded as a cumulative effect of accounting change in our condensed consolidated statement of operations for the three quarters ended May 25, 2002.

Preferred Stock Dividends

        Preferred stock dividends increased compared to the prior year due to the issuance of additional shares of Series A preferred stock as payment for accrued preferred stock dividends during fiscal 2002. Subsequent to July 2002, the terms of the Series A preferred stock agreement require that all future Series A preferred stock dividends be paid in cash.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, our primary sources of capital have been net cash provided by operating activities, long-term borrowings, line-of-credit financing, asset sales, and the issuance of preferred and common stock. Working capital requirements have also been financed through short-term borrowings, line-of-credit financing, and asset sales. During fiscal 2002, we used a portion of the proceeds from the sale of Premier to retire substantially all of our outstanding debt and terminate our line of credit agreement. We have not sought to obtain a new line of credit financing agreement subsequent to this transaction. With significantly reduced debt balances and current levels of cash on hand, we believe that our liquidity is adequate. However, the maintenance of adequate liquidity in future periods is dependent upon our ability to generate positive cash flows from operating activities and our ability to control capital expenditures. Our liquidity position could also be affected by future investing and financing activities, including the potential sale and leaseback of our Salt Lake City campus.

Cash Flows From Operating Activities

        During the three quarters ended May 31, 2003, net cash provided by operating activities totaled $2.8 million, compared to net cash used of $5.0 million during the same period of the prior year. Our non-cash adjustments to reported net loss included $26.0 million of depreciation and amortization charges and $3.7 million for increases to our management common stock loan loss reserve. Partially offsetting these non-cash adjustments was the recovery of $1.7 million of previously recorded impairment charges to our investment in FCC. The primary uses of cash for operating activities were the payment of foreign income taxes, primarily related to the sale of Premier’s Canadian operations, and a $2.7 million increase in our accounts receivable balance compared to August 31, 2002. Our primary sources of cash from operating activities included a $5.6 million decline in other assets and a $9.9 million increase in our accounts payable, outsourcing contract costs payable, and accrued liabilities balances, primarily due to increased outsourcing contract costs payable to EDS. During fiscal 2003, we negotiated a revised payment schedule related to our outsourcing contracts with EDS for outstanding invoices from December 2002 through May 2003. As part of the revised payment schedule, we will make payments to EDS beginning in June 2003 through December 2003 that will bring us current (generally $5 million to $6 million) on our liability with EDS. Further, we believe that our current and planned cost-cutting initiatives combined with continued sales stabilization and growth efforts, including new products, services, and related marketing programs, will improve our cash flows from operating activities in future periods.

Cash Flows From Investing Activities and Capital Expenditures

        Net cash used for investing activities totaled $1.9 million for the three quarters ended May 31, 2003. Our primary uses of cash for investing activities included $3.3 million of cash used to purchase computer hardware and software, leasehold improvements in new stores, and other property and equipment, combined with $1.0 million used to purchase approximately 20 percent of the capital stock (on a fully diluted basis) of Agilix Labs, Inc. Partially offsetting these uses of cash for investing activities were the receipt of $2.0 million from our share of FCC earnings under the new partnership agreement and $0.4 million of cash proceeds, primarily from the sale of certain property that occurred during the quarter ended November 30, 2002. Consistent with fiscal 2002 and the first three quarters of fiscal 2003, we have reduced capital spending in order to focus our capital resources on business-critical equipment and projects.

Cash Flows From Financing Activities

        Net cash used for financing activities during the three quarters ended May 31, 2003 totaled $6.5 million. Following the payment and termination of our term loan and line of credit agreement during fiscal 2002, our primary use of cash for financing activities in fiscal 2003 has been the payment of accrued Series A preferred stock dividends, which totaled $6.6 million during the first three quarters of fiscal 2003.

Contractual Obligations

        The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. Required contractual payments primarily consist of payments to Electronic Data Systems (“EDS”) for outsourcing services related to information systems, warehousing and distribution, and call center operations; rent expense for retail store and sales office space; cash payments for Series A preferred stock dividends; monitoring fees paid to a Series A preferred stock investor; and mortgage payments on certain buildings and property. Our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

                                                                          Fiscal Year
                              -----------------------------------------------------------------------------------------------------
      Description                 2003          2004           2005           2006          2007        Thereafter       Total
-------------------------     ------------- -------------- -------------- ------------- -------------- -------------- -------------

Minimum required
   payments to EDS for
   outsourcing services         $   23,552    $    23,685    $    23,770    $   23,918    $    22,591    $   152,288    $  269,804
Minimum operating
   lease payments                   16,980         14,915         11,724         8,255          6,378         21,881        80,133
Series A preferred
   stock dividend
   payments                          8,735          8,735          8,735         8,735          8,735           -           43,675
Monitoring fees paid to
   a preferred stock
   investor                            400            400            400           400            400           -            2,000
Debt principal
   payments                            189             83             89            96            103          1,046         1,606
                                 ----------     ----------    -----------    ----------     ----------     ----------    ----------
Total expected
   contractual
   obligation payments          $   49,856    $    47,818    $    44,718    $   41,404    $    38,207    $   175,215    $  397,218
                                ===========     ==========    ===========    ==========     ==========     ==========    ==========

Other Items

        The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. These loans, which are full recourse to the participants, are recorded as a reduction to shareholders’ equity in our condensed consolidated balance sheets. For further information regarding our management common stock loan program, refer to Note 7 to our condensed consolidated financial statements. Although the Company will be fully reserved for the difference between the value of the loans outstanding and the market value of the acquired stock, plus estimated collection and other related costs, at the loan maturity date, the inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

        Going forward, we will continue to incur costs necessary for the operation and potential growth of the business. We anticipate using cash on hand, cash provided by operating activities on the condition that we can return to generating sufficient positive cash flows from operations, and other financing alternatives, if necessary, for these expenditures. We anticipate that our existing capital resources should be adequate to enable us to maintain our operations for the succeeding twelve months. However, our ability to maintain adequate capital for our operations beyond that point in time is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future growth and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        The Company’s condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods presented. Management regularly evaluates its estimates and assumptions and bases those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America. Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not in our control, but which may have an impact on these estimates and our actual financial results.

Revenue Recognition

        We recognize revenue when all of the following criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) our price to the buyer is fixed and determinable, and 4) collectibility is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the customer or by completion of the sales transaction in our retail stores. For training and service sales, these conditions are generally met upon presentation of the training seminar, delivery of the consulting services, or shipment of the training manuals and related products. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

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

Inventory Valuation

        Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. We record reductions to our inventories that are equal to the difference between the cost of the inventory and its estimated net realizable value. Our inventories are comprised primarily of dated calendar products and other non-dated products such as binders, handheld electronic devices, stationery, training products, and other accessories. In order to value our dated calendar products, the Company has developed a methodology that is based upon historical sales trends of dated items. Non-dated inventory items are evaluated based upon historical sales trends, technological obsolescence, new product introductions, and other factors that influence the estimated realizable value of the inventory. Our management regularly assesses the valuation of inventories by reviewing the costing of inventory, the significance of slow-moving inventory, and the impact of current economic conditions.

Valuation of Long-Lived Assets

        We review our long-lived assets, including both definite-lived and indefinite-lived intangible assets, for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of definite-lived and indefinite-lived assets, we perform an analysis of the expected discounted or undiscounted future net cash flows of the assets, as appropriate, over the remaining amortization period or estimated useful life of the asset. If the carrying value of the asset exceeds the anticipated future cash flows of the asset, we recognize an impairment loss equal to the difference between the carrying value of the asset and its fair value. Actual cash flows may differ from estimated future cash flows used in the evaluation of long-lived assets.

Depreciation and Amortization Expense

        Our property and equipment balances are stated at cost less accumulated depreciation. Depreciation, which includes the amortization of assets recorded under capital lease obligations, is generally calculated using the straight-line method over the expected useful life of the asset. Our depreciable lives for our major classifications of property and equipment are as follows:

        Description                                           Useful Lives
        -----------------------------------------------    --------------------
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

        We account for our intangible assets according to the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The reporting provisions of SFAS No. 142 prohibit the amortization of indefinite-lived intangible assets and require the realizability of such assets to be assessed when events or changes in circumstances indicate that the carrying amount of the indefinite-lived asset may not be recoverable. Based upon the results of the assessment, the indefinite-lived intangible is written down to fair value, if necessary. Definite-lived intangible assets are amortized over their estimated useful lives, which can vary depending upon the nature of the acquired intangible asset.

Loan Loss Reserve for Management Common Stock Loan Program

        The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. These loans are full-recourse to the participants and are recorded as a reduction of shareholders' equity in our condensed consolidated balance sheets. In order to assess the net realizable value of these loans, we utilize a systematic methodology for determining the level of loan loss reserves that are appropriate for the management common stock loan program. A key factor considered by the methodology is the current market value of the common stock acquired by the participants. Other factors considered by the methodology include: the liquid net worth of the participants; the risks of pursuing collection actions against key employees; the probability of sufficient participant repayment capability based upon proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on our ability to collect the loans. During the quarter ended May 31, 2003, we recorded a $1.2 million increase to our loan loss reserves that utilized the average market closing price of our common stock over the last four weeks of the fiscal quarter, which was $.95 per share, as the market value of the common stock acquired by the participants. However, the use of a different common stock valuation method could have produced a significant variation to the amount of expense recorded to increase the loan loss reserve based upon our methodology for the quarter ended May 31, 2003. The following table presents an analysis of the variation in the loan loss reserve that could have resulted from different common stock market valuations. The low stock price used in the analysis represents the lowest market closing price of our common stock during the quarter ended May 31, 2003. The high stock price represents the average closing common stock price for the first three weeks subsequent to May 31, 2003, a period that produced significant increases to our common stock market price (in thousands, except per-share amounts).

          Market Value of                                  Increase
         Common Stock Per         Required Loan       (Decrease) to Loan
               Share              Loss Reserve           Loss Reserve
        --------------------    ------------------    --------------------
               $   .66            $    30,408             $   2,110

                   .95                 29,507                 1,210

                  1.40                 28,072                  (226)

        Additionally, our loan loss methodology takes into account the fact that the Company may not hold the participants’ shares of stock as collateral due to certain laws and regulations. Should the value of the common stock acquired by the participants continue to be insufficient to cover the loans outstanding during the loan term, our loan loss reserve methodology provides a basis to be fully reserved for the difference between the value of the loans outstanding and the market value of the acquired stock, plus estimated collection and other related costs, prior to the March 2005 maturity date of the loans.

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

Valuation Allowances on Deferred Income Tax Assets

        Our recent history of significant operating losses precludes us from demonstrating that it is more likely than not that the related benefits from deferred income tax deductions and foreign tax carryforwards will not be realized. Accordingly, we recorded the appropriate valuation allowances on our deferred income tax assets.

NEW ACCOUNTING PRONOUNCEMENTS

        During May 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) released EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease.” The new requirements of EITF 01-8 potentially affects companies that sell or purchase products or services through supply, commodity, transportation, and data-processing outsourcing contracts. The guidance in this new release is designed to mandate reporting revenue as rental or leasing income that would otherwise be reported as part of product sales or services revenue. EITF 01-8 requires both parties to an arrangement to determine whether a service contract or similar arrangement includes a lease within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” which means focusing on agreements conveying the right to use property, plant, or equipment. As the Company is party to a significant outsourcing contract with EDS, this new accounting standard may have a significant impact upon our financial statements. However, our analysis of the potential effects of this new standard has not been completed with respect to our outsourcing and other applicable arrangements.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments: Mandatorily Redeemable Instruments, Instruments with Repurchase Obligations, and Instruments with Obligations to Issue a Variable Number of Securities. The new reporting and disclosure requirements of SFAS No. 150 become effective for the first interim period beginning after June 15, 2003 or for any covered instruments entered into or modified subsequent to May 31, 2003. The Company has not completed its analysis of the potential impacts from adopting the new reporting requirements of SFAS No. 150.

        During January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation establishes new guidelines for consolidating entities in which a parent company may not have majority voting control, but bears residual economic risks. As a result, certain subsidiaries that were previously not consolidated under the provisions of Accounting Research Bulletin No. 51 may now be required to be consolidated with the parent company. This interpretation applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. After analysis of the provisions of this interpretation, we do not believe that we have any variable interest subsidiaries that would be consolidated in our financial statements under the guidelines of this interpretation.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement, which is an amendment of SFAS No. 123, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. We currently account for our stock-based compensation using the intrinsic value method defined in APB No. 25 and do not currently intend to voluntarily change to the fair value method described in SFAS No. 123. As a result, we do not expect the new guidelines found in SFAS No. 148 to have a material effect upon our financial statements at its adoption. The new interim reporting requirements are effective for interim periods beginning after December 15, 2002 and we have provided the additional required disclosures related to accounting for our stock-based compensation in this quarterly report on Form 10-Q.

        In July 2002, President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the “Act”) into law. The Act prescribes, among other items, sweeping corporate governance and oversight changes, new reporting responsibilities for internal controls, and requires our Chief Executive Officer and Chief Financial Officer to certify the accuracy of filed reports. The various provisions of the Act have phase-in provisions and become effective at different times in the future. Subsequent to the signing of the Act into law, we have been actively engaged in defining policies and procedures that will bring us into compliance with the various provisions of the Act. As we implement the various sections of the Act, we have incurred, and may continue to incur, costs associated with additional auditing, legal, and consulting fees in order to ensure compliance with the Act. These additional costs may have a material impact on our operating results.

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

Foreign Currency Sensitivity

        Due to the global nature of the Company’s operations, we are involved in transactions that are denominated in currencies other than the United States dollar, which creates exposure to foreign currency exchange risk. During the quarter and three quarters ended May 31, 2003, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. These contracts did not meet specific hedge accounting requirements and corresponding gains and losses on these contracts were recorded as a component of current operations in our condensed consolidated statements of operations. As of May 31, 2003, all of our foreign currency forward contracts were settled. Our use of foreign currency forward contracts resulted in net losses to the Company totaling $0.1 million and $0.5 million for the quarter and three quarters ended May 31, 2003, compared to a net loss of $0.1 million for the quarter ended May 25, 2002 and net gains totaling $0.4 million for the three quarters ended May 25, 2002. In future periods, we may continue to use foreign currency forward contracts to manage our foreign currency exchange risks.

Interest Rate Sensitivity

        The Company is exposed to fluctuations in U.S. interest rates primarily as a result of the cash and cash equivalents that we hold. Following payment and termination of our line of credit facility during fiscal 2002, our remaining debt balances consist primarily of fixed-rate long-term mortgages on certain of our buildings and property. The following table summarizes our remaining debt obligations at May 31, 2003. For presentation purposes, the reported interest rates represent weighted average rates on our fixed-rate debt balances (in thousands).

                                 2003           2004           2005           2006           2007        Thereafter
                             -------------- -------------- -------------- -------------- -------------- --------------

Fixed rate debt                $      22      $      83      $      89      $      96      $     103      $   1,164
Average interest rate               7.17%          7.32%          7.36%          7.40%          7.44%          7.39%
---------------------------- -------------- -------------- -------------- -------------- -------------- --------------

Variable rate debt                    none
Average interest rate                  n/a
---------------------------- -------------- -------------- -------------- -------------- -------------- --------------

        During the quarter and three quarters ended May 31, 2003, the Company was not party to any interest rate swap or other interest related derivative instrument.

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

In October 2002, under the terms and conditions of our outsourcing agreements with EDS, we began implementation of a transition in our warehouse, distribution, and call center computer systems that are owned and operated by EDS. We encountered numerous issues and difficulties associated with implementation of these new systems, the majority of which have been resolved prior to May 31, 2003. Implementation problems associated with our order entry and accounts receivable systems took longer than expected to resolve. These issues have been mitigated through the use of extensive manual processes and procedures. Order entry and accounts receivable issues have slowed our billing processes and have resulted in a higher than anticipated accounts receivable balance at May 31, 2003.

(b)         Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore, no corrective actions were taken.

Note Regarding Forward-Looking Statements

        Certain written and oral statements made by the Company or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, Internet webcasts, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. Forward-looking statements are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, unanticipated developments in any one or more of the following areas: the risk that our revenues will continue to decline; our ability to reduce costs sufficiently to permit profitable operations at reduced revenue levels; the ability to maintain revenues at a sufficient level to recognize anticipated benefits from the EDS outsourcing agreements; unanticipated costs or capital expenditures; changes in consumer preferences and difficulties in anticipating or forecasting changes in customer preferences or consumer demand for our products and services; difficulties encountered by EDS in implementing, operating, and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to the Company’s restructuring and other strategic plans; availability of financing sources; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; the ability to attract and retain qualified personnel; and other factors which may adversely affect our business.

        In recent periods, the Company has faced declining revenues. Our sales for the year ended August 31, 2002 were $333.0 million compared to $439.8 million in the prior fiscal year. Net sales for the three quarters ended May 31, 2003 were $240.2 million, compared to $258.8 million for the three quarters ended May 25, 2002. Over these periods, we have substantially reduced our operating expenses. However, if our revenues continue to decline, we may be unable to rapidly reduce operating expenses sufficiently to achieve profitable operations due to contractual obligations and other fixed costs of our business.

        While the Company has a broad customer base, we are also subject to variables over which we have no direct control, such as innovations in competing products, changing corporate policies on the part of our customers, and competition from others in the industry. In addition, we are subject to changes in costs of supplies necessary to produce and distribute our products. The Company’s business is also subject to seasonal variations and international sales. Sales outside the United States potentially present additional risks such as political, social, and economic instability, as well as currency exchange rate fluctuations.

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

        These forward-looking statements are based on management’s expectations as of the date made, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results will differ and may differ materially from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in our filings with the SEC.

PART II. OTHER INFORMATION

Item 1.                 Legal Proceedings:

There have been no material changes from the information previously reported under Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

Item 5.                 Other Information:

On April 14, 2003, the Company announced that we had received notification of non-compliance from the New York Stock Exchange (“NYSE”) regarding our stock price being below $1.00 per share and having market capitalization totaling less than the $15 million minimum. Subsequent to this notification, we met with the NYSE and submitted a plan that outlined the steps that the Company believes will bring us back into compliance with the NYSE listing standards within the required timeframe of six months. Our plan that was submitted to achieve compliance with the NYSE listing standards was reviewed by the NYSE and accepted on April 22, 2003. With that acceptance, the NYSE has extended to the Company a six-month period to achieve the minimum $1.00 per share common stock price and 18 months to exceed the minimum market capitalization requirement. Subsequent to May 31, 2003 our common stock has traded over $1.00 per share and our market capitalization has exceeded $15 million. However, in the event that the price of our common stock does not remain above $1.00 per share and our market capitalization does not exceed $15 million within the required periods, the trading of our common stock may be suspended and delisted from the NYSE. In that event, our common stock would most likely trade on an alternate venue, which may adversely affect the price of our common stock and the liquidity in the market for our common stock.

Item 6.                Exhibits and Reports on Form 8-K:

                           (A)         Exhibits:

                                            99.1                 Certification of CEO and CFO under Section 302 of the Sarbanes-Oxley Act of 2002.

                                           99.2                  Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002.

                          (B)         Reports on Form 8-K:

On July 3, 2003, we filed a current report on Form 8-K to announce our webcast and investor conference call scheduled for July 11, 2003.

On July 11, 2003, we filed a current report on Form 8-K to announce our earnings release for the quarter and three quarters ended May 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date: July 14, 2003	By: /s/ ROBERT A. WHITMAN
Robert A. Whitman
Chief Executive Officer

Date: July 14, 2003	By: /s/ STEPHEN D. YOUNG
Stephen D. Young
Chief Financial Officer