Form 10-K
FRANKLIN COVEY CO
filed 2003-11-24
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2003

OR

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES       NO    X

         As of February 28, 2003, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $14,087,150.

        As of November 21, 2003, the Registrant had 19,926,837 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the Registrant’s Annual Meeting of Shareholders, which is scheduled to be held on January 9, 2004, are incorporated by reference in Part III of this Form 10-K.

INDEX TO FORM 10–K

PART I

Item 1.	Business
General
Franklin Covey Products
(a)	Paper Planners
(b)	Electronic Solutions
(c)	Binders
(d)	Personal Development and Accessory Products
Training and Productivity Solutions for Organizations
(a)	Training and Education Programs
Segment Information
(a)	Retail Stores
(b)	Catalog/e-Commerce
(c)	Other Channels
(d)	Organizational Solutions Group
(e)	International Sales
Strategic Distribution Alliances
Clients
Competition
(a)	Training
(b)	Products
Manufacturing and Distribution
Trademarks, Copyrights and Intellectual Property
Employees
Available Information

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant's Common Equity and Related Shareholder Matters

Item 6.	Selected Financial Data

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
(a)	Overview
(b)	Results of Operations
(c)	Fiscal 2003 Compared to Fiscal 2002
(d)	Fiscal 2002 Compared to Fiscal 2001
(e)	Quarterly Results
(f)	Liquidity and Capital Resources
(g)	Use of Estimates and Critical Accounting Estimates
(h)	New Accounting Pronouncements
(i)	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplemental Data
(a)	Consolidated Balance Sheets
(b)	Consolidated Statements of Operations and Comprehensive Loss
(c)	Consolidated Statements of Shareholders’ Equity
(d)	Consolidated Statements of Cash Flows
(e)	Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	Documents Filed
1.	Financial Statements
2.	Exhibit List
(b)	Reports on Form 8-K
(c)	Exhibits
(d)	Financial Statement Schedules
SIGNATURES

PART I

Item 1. Business

General

        Franklin Covey Co. (the “Company”, “we”, “us”, “our” or “FranklinCovey”) is an international learning and performance solutions company dedicated to helping organizations and individuals focus on and execute their highest priorities. To achieve that goal, we provide training and education programs, educational materials, publications, assessment and measurement instruments, implementation processes and tools. We have organized our business to serve two main customer segments: organizations and individual consumers. We offer solutions for organizations through a combination of assessment instruments, including the xQ (Execution Quotient™) Profile and the 7 Habits Profile, training courses including FOCUS: Achieving Your Highest Priorities; Aligning Goals for Results; 7 Habits of Highly Effective People, and implementation tools based on the FranklinCovey Planning System including the FranklinCovey Planner, PDA (Personal Digital Assistants) devices like Palm®, PlanPlus for Microsoft Outlook®, wireless communication organizers, the Tablet PC and other tools. We measure the impact of training investments for our clients through pre- and post- assessment profiles and return on investment analysis.

        As noted above, one of our mainstay tools that assists our clients in implementing effectiveness training is the FranklinCovey Planning System. The FranklinCovey Planning System implements our principle-based training and learning by using tools such as the FranklinCovey Planner. The original FranklinCovey Planner consists of a paper–based, two–pages-per-day planning pages combined with a seven–ring binder, a variety of planning aids, monthly and annual calendars and a personal management section. FranklinCovey Planning Pages can also be purchased in a variety of formats, including one–page-per-day and two–pages-per-week versions. We also offer a variety of forms and accessories that allow our clients to expand and customize their FranklinCovey Planning System. A significant percentage of FranklinCovey Planner users continue to purchase new planning pages each year, creating substantial recurring sales.

        We have developed additional FranklinCovey Planning System tools to address the needs of more technology-oriented workers as well as those who require both greater mobility and ready access to large quantities of data. New FranklinCovey planning tools include PlanPlus™ for Microsoft Outlook software for desktop and handheld device usuage, and TabletPlanner software for Tablet PCs, both of which have won awards and critical acclaim from the media. PlanPlus™ incorporates FranklinCovey Planning productivity principles into the Outlook calendar and email system. TabletPlanner, developed in cooperation with Agilix Labs, includes screen views similar to the paper-based FranklinCovey Planner, natural handwriting interface, the full FranklinCovey Planning System with appointment scheduling, prioritized daily and master tasks and daily notes, digitial note-taking and synchronization with Outlook Exchange and an e-Binder concept allowing the collection of all important documents into one place.

        We offer a selection of top-selling PDAs, including, several PalmOne™ (merger of Palm and Handspring) handheld wireless communication and planning devices, Hewlett-Packard’s® iPAQ™ Pocket PC®, and the new converged devices that offer the best of both wireless and handheld functionality. FranklinCovey markets the FranklinCovey Planning System components directly to organizations and individuals, through its catalog, its retail stores, its e-commerce Internet site at www.franklincovey.com and through third-party channels. The FranklinCovey Planning System is now also available for the recently introduced Tablet PC through FranklinCovey TabletPlanner software.

        The principles we teach in our curriculum have also been published in book, audiotape and CD formats. Books sold by the Company include The 7 Habits of Highly Effective People®, Principle–Centered Leadership, First Things First, The 7 Habits of Highly Effective Families, Nature of Leadership and Living the 7 Habits, all by Stephen R. Covey, The 10 Natural Laws of Time and Life Management, What Matters Most and The Modern Gladiator by Hyrum W. Smith, The Power Principle by Blaine Lee, The 7 Habits of Highly Effective Teens by Sean Covey and Business Think by Dave Marcum and Steve Smith. These books, as well as audiotape and CD audio versions of many of these products, are sold through general retail channels, as well as through our own catalog, our e-commerce Internet site at www.franklincovey.com and our more than 150 retail stores.

        As noted above, we provide effectiveness solutions to organizations in business, industry, government entities, communities, to schools and educational institutions, and to individuals. We sell services to organizations and schools through our own direct sales forces. We then deliver training services to organizations, schools and individuals in one of four ways:

1.

FranklinCovey consultants provide on–site consulting or training classes for organizations and schools. In these situations, our consultant can tailor the curriculum to our client’s specific business and objectives.

2.

We conduct public seminars in more than 130 cities throughout the United States, where organizations can send their employees in smaller numbers. These public seminars are also marketed directly to individuals through our catalog, e-commerce web-site, retail stores, and by direct mail.

3.

Our programs are also designed to be facilitated by licensed professional trainers and managers in client organizations, reducing dependence on our professional presenters, and creating continuing revenue through royalties and as participant materials are purchased for trainees by these facilitators.

4.

We also offer The 7 Habits of Highly Effective People® training course in online and CD-ROM formats. This self-paced e-learning alternative provides the flexibility that many organizations need to meet the needs of various groups, managers or supervisors who can’t get away for extended classroom training and executives who need a series of working sessions over several weeks.

        In fiscal 2003, we provided products and services to 90 of the Fortune 100 companies and more than 75 percent of the Fortune 500 companies. We also provide products and services to a number of U.S. and foreign governmental agencies, including the U.S. Department of Defense, as well as numerous educational institutions. More than 350,000 individuals were trained during the year ended August 31, 2003.

        We also provide products, consulting and training services internationally, either through directly operated offices, or through licensed providers. At August 31, 2003, we had direct operations in Canada, Japan, Australia, Mexico, Brazil and the United Kingdom. We also had licensed operations in 55 countries.

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

        Paper Planners. Paper planning page refills are available for the FranklinCovey Planner in various sizes and styles and consist of daily or weekly formats, with Appointment Schedules, Prioritized Daily Task Lists, Monthly Calendars, Daily Notes, and personal management pages for an entire year. FranklinCovey Planning Pages are offered in a number of designs to appeal to various customer segments. The Starter Pack, which includes personal management tabs and pages, a guide to using the planner, a pagefinder and weekly compass cards, combined with a binder and storage binder completes the FranklinCovey Planning System.

        Electronic Solutions. We also offer time and life management methodology within a complete Personal Information Management (“PIM”) system through the FranklinCovey Planning Software program. This system can be used in conjunction with the paper-based FranklinCovey Planner, electronic handheld organizers or used as a stand-alone planning and information management system. The FranklinCovey Planning Software permits users to generate and print data on FranklinCovey paper that can be inserted directly into the FranklinCovey Planner. The program operates in the Windows® 95, 98, 2000 and NT operating systems. The FranklinCovey Planning Software includes all necessary software, related tutorials and reference manuals.

        We also offer PlanPlus™ for Microsoft® Outlook® software designed to operate as an extension to Microsoft’s Outlook® software. This is intended especially for our corporate clients that have already standardized on Microsoft® for group scheduling, but wish to make the FranklinCovey Planning System available to their employees without creating the need to support two separate systems. As this kind of extension proves its value in the market, the FranklinCovey Planning Software extension model may be expanded to other platforms.

        We are an OEM provider of the PalmOne™ handhelds, which has become another successful planning tool that uses the FranklinCovey Planning Software and is sold through our FranklinCovey channels. In an effort to combine the functionality of paper and the capabilities of the Palm®, we introduced products that can add paper-based planning to these electronic planners as well as binders and carrying cases specific to the PalmOne™ product line. We have also expanded the handheld line to include other electronic organizers with the FranklinCovey Planning Software such as the iPAQ™ Pocket PC from Hewlett-Packard® and the Trio™ by Handspring®, now part of PalmOne™.

        We also provide The 7 Habits of Highly Effective People® training course in online and CD-ROM versions. This edition delivers the rich, compelling content from the 3-day classroom workshop in a flexible self-paced version via the Internet or CD-ROM that is available when and where employees need it. The Online Edition is presented in a multi-media format with video segments, voiceovers, a learning journal, interactive exercises, and other techniques. Included with the course is a 360-Degree profile and e-Coaching.

        The FranklinCovey Planning System is now also available for the recently introduced Tablet PC through FranklinCovey TabletPlanner software. The software was developed in cooperation with Agilix Labs and includes the following features: screen views similar to the paper-based FranklinCovey Planner, natural handwriting interface, the full FranklinCovey Planning System with appointment scheduling, prioritized daily and master tasks and daily notes, digital note-taking and synchronization with Outlook Exchange and an e-Binder concept allowing the collection of all important documents into one place.

        Binders. To further customize the FranklinCovey Planning System, we offer binders and electronic organizer accessories (briefcases, portfolios, business totes, messenger bags, etc.) in a variety of materials, styles and sizes. These materials include high quality leathers, fabrics, synthetics and vinyl in a variety of color and design options. Binder styles include zipper closures, snap closures, and open formats with pocket configurations to accommodate credit cards, business cards, checkbooks, electronic devices and writing instruments. Most of the leather items are proprietary FranklinCovey designs. However, we also offer products from such leading manufacturers as Kenneth Cole.

        Personal Development and Accessory Products. To supplement our principal products, we offer a number of accessories and related products, including books, videotapes and audio cassettes focused on time management, leadership, personal improvement and other topics. We also market a variety of content–based personal development products. These products include books, audio learning systems such as multi-tape, CDs and workbook sets, CD-ROM software products, calendars, posters and other specialty name brand items. We offer numerous accessory forms through our Forms Wizard software, which allows customization of forms, including check registers, spreadsheets, stationery, mileage logs, maps, menu planners, shopping lists and other information management and project planning forms. Our accessory products and forms are generally available in all the FranklinCovey Planner sizes.

Training and Productivity Solutions for Organizations

        FranklinCovey is a leading provider of effectiveness training, productivity tools and assessment services for organizations including corporations, Government, education and non-profit firms. These services are marketed and delivered world-wide through our Organizational Solutions Business Unit (OSBU), which consists of talented consultants, selected through a competitive and demanding process, and sales professionals.

        FranklinCovey currently employs 94 training consultants in major metropolitan areas of the United States, with an additional 19 training consultants outside of the United States. Our training consultants are selected from a large number of experienced applicants. These consultants generally have several years of training and/or consulting experience and are known for their excellent presentation skills. Once selected, the training consultant goes through a rigorous training program including multiple live presentations. The training program ultimately results in the Company’s certification of the consultant. FranklinCovey believes that the caliber of its training consultants has helped build its reputation for providing high quality seminars. The OSBU can also help organizational clients diagnose inefficiencies in their organization and design the core components of a client’s organizational solutions. The new xQ Survey is an exclusive FranklinCovey assessment tool that gathers information, from an employee perspective, on how well organizational goals are understood and are being carried out. The survey questions, administered through a Web-based system, probe for details to uncover underlying focus and teamwork barriers or issues.

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

        Training and Education Programs. We offer a range of training programs designed to measurably improve the effectiveness of individuals and organizations. Our programs are oriented to address personal, interpersonal, managerial and organizational needs. In addition, we believe that our learning process provides an engaging and behavior-changing experience, which frequently generates additional business. During fiscal year 2003, more than 350,000 individuals were trained using the Company’s curricula in its single and multiple–day workshops and seminars.

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

        In addition to providing consultants and presenters, we also train and certify client facilitators to teach selected FranklinCovey workshops within their organizations. We believe client–facilitated training is important to our fundamental strategy of creating pervasive on-going client impact and revenue streams. After having been certified, client facilitators can purchase manuals, profiles, planners and other products to conduct training workshops within their organization, generally without us repeating the sales process. This creates programs which have an on-going impact on our customers and which generate annuity–type revenues. This is aided by the fact that curriculum content in one course leads the client to additional participation in other Company courses. Since 1988, we have trained more than 20,000 client facilitators. Client facilitators are certified only after graduating from one of our certification workshops and completing post–course certification requirements.

        We regularly sponsor public seminars in cities throughout the United States and in several foreign countries. The frequency of seminars in each city or country depends on the concentration of our clients and the level of promotion and resulting demand, and generally ranges from semi–monthly to quarterly. Our smaller institutional clients often utilize the public seminars to train their employees.

        In April 2002, we introduced The 7 Habits of Highly Effective People® training course in online and CD-ROM versions. The need for reaching more employees faster and more inexpensively are the key drivers behind the growth of e-learning in the marketplace. The 7 Habits Online Edition addresses that need, offering a flexible alternative to classroom training.

Segment Information

        The following table sets forth, for the periods indicated, the Company’s revenue from external customers for each of its operating segments:

	2003	2002	2001

Consumer Business Unit
Retail Stores	$112,054	$122,496	$156,299
Catalog / e-commerce	56,177	64,802	92,449
Other	23,935	22,326	34,840

Total CBU	192,166	209,624	283,588
Organizational Solutions Business Unit
Organizational Solutions Group	74,306	82,095	110,675
International	40,688	41,279	45,518

Total OSBU	114,994	123,374	156,193

Total	$307,160	$332,998	$439,781

We market products and services to organizations, schools and individuals both domestically and internationally through FranklinCovey retail stores, catalogs, www.franklincovey.com, our organizational and educational sales forces and other distribution channels. Additional financial information related to our operating segments, as well as geographical information can be found in the notes to our consolidated financial statements (Note 20).

        Retail Stores. Beginning in late 1985, we began a retail strategy by opening retail stores in areas of high client density. The initial stores were generally located in lower traffic destination locations. We have since revised our strategy by locating retail stores in high-traffic retail centers, primarily large shopping centers and malls, to serve existing clients and to attract increased numbers of walk-in clients. Our retail stores average approximately 1,900 square feet. Our retail strategy focuses on providing high quality client service at the point of sale. We believe this approach increases client satisfaction as well as the frequency and volume of purchases. At August 31, 2003, FranklinCovey had 153 domestic retail stores located in 37 states and the District of Columbia.

        We believe that our retail stores serve as attractive distribution centers for existing clients and also encourage walk-in traffic and impulse buying. Store clients are also an excellent source of participants for FranklinCovey's public seminars. The stores also provide the opportunity to assess client reaction to new product offerings and to test-market new products.

        We believe that our retail stores have an upscale image consistent with our marketing strategy. Products are attractively presented and displayed with an emphasis on integration of related products and accessories. Stores are staffed with a manager, an assistant manager and additional sales personnel as needed. These sales associates have been trained to use the original FranklinCovey Planning System, as well as the various electronic versions we offer, enabling them to assist and advise clients in selection and use of our products. During peak periods, additional personnel are added to promote prompt and courteous client service.

        We closed 22 retail in the United States and 10 in international locations stores during fiscal year 2003 and intend to close additional stores during fiscal 2004. These closures are comprised of unprofitable stores and stores located in markets where the Company has multiple retail operations. The Company may also close additional retail store locations if future analysis demonstrates that operating performance may be improved through further retail store closures.

        Catalog/e-Commerce. We periodically mail catalogs to our clients, including a fall catalog, holiday catalogs, spring and summer catalogs timed to coincide with planner renewals and catalogs related to special events, such as store openings or new product offerings. Catalogs may be targeted to specific geographic areas or user groups as appropriate. Catalogs are typically printed in full color with an attractive selling presentation highlighting product benefits and features. We also market the FranklinCovey Planning System through our e-commerce Internet site at www.franklincovey.com. Customers may order catalogs and other marketing materials as well as the Company's product line through this Internet portal.

        During fiscal 2001, we entered into a long-term contract with EDS of Dallas, Texas, to provide a large part of our customer relationship management (CRM) in servicing our Catalog and e-Commerce customers. We use EDS to maintain a client service department, which clients may call toll-free, 24 hours a day, Monday through Saturday, to inquire about a product or to place an order. Through a computerized order entry system, client representatives have access to client preferences, prior orders, billings, shipments and other information on a real-time basis. Each of the more than 125 customer service representatives has the authority to immediately solve client service problems.

        The integrated CRM system provided by EDS allows orders from our customers to be processed through its warehousing and distribution systems. Client information stored within the order entry system is also used for additional purposes, including target marketing of specific products to existing clients and site selection for Company retail stores. We believe that the order entry system helps assure client satisfaction through both rapid delivery and accurate order shipment.

        Other Channels. We have an alliance with the MeadWestvaco to sell our products through the contract stationer channel. MeadWestvaco wholesales products to contract stationer businesses such as Boise Cascade, Office Express and Staples, which then sell office products through catalog order entry systems to businesses and organizations. MeadWestvaco also represents FranklinCovey in the office superstore category by wholesaling the FranklinCovey Planning System to Staples, Office Depot and OfficeMax. We also recently entered into an agreement with Target Stores, in which we designed a new line of paper planning products branded under the "365 by FranklinCovey" under-brand label.

        Organizational Solutions Group. Our sales professionals market training, consulting and measurement services to institutional clients and public seminar clients.

        We employ 100 sales professionals and business developers located in six major metropolitan areas throughout the United States who sell integrated offerings to institutional clients. We also employ an additional 54 sales professionals and business developers outside of the United States in six countries. Our sales professionals have selling experience prior to employment by the Company and are trained and evaluated in their respective sales territories. Sales professionals typically call upon persons responsible for corporate employee training, such as corporate training directors or human resource officers. Increasingly, sales professionals also call upon line leaders. Our sales professionals work closely with training consultants in their territories to schedule and tailor seminars and workshops to meet specific objectives of institutional clients.

        We also employ 94 training consultants throughout the United States, who present institutional and public seminars in their respective territories, and an additional 19 training consultants outside of the United States. Training consultants work with sales professionals and institutional clients to incorporate a client's goals, policies and objectives in seminars and present ways that employee goals may be aligned with those of the institution.

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

        We also provide The 7 Habits of Highly Effective Teens as a workshop or as a year-long curriculum to schools and school districts and other organizations working with youth. Based on the 7 Habits of Highly Effective Teens book, it helps to teach students and teachers better studying skills, learning habits, and interpersonal development. In December 2001, we sold the stock of Premier Agendas to School Specialty. Pursuant to a license from FranklinCovey, Premier is expected to continue to expose over 20 million K-12 students to FranklinCovey's world-renowned 7 Habits content. We retained the educator leadership and effectiveness training portion of Premier's business.

        International Sales. We provide products, training and printing services internationally through Company-owned and licensed operations. We have Company-owned operations and offices in Australia, Brazil, Canada, Japan, Mexico and the United Kingdom. We also have licensed operations in Argentina, Bahamas, Belgium, Bermuda, Bulgaria, Chile, China, Colombia, Croatia, Czech Republic, Denmark, Ecuador, Egypt, Estonia, Finland, France, Germany, Greece, Greenland, Hong Kong, Hungary, India, Indonesia, Israel, Italy, Korea, Latvia, Lebanon, Lithuania, Luxembourg, Malaysia, Netherlands, Nigeria, Norway, Panama, Philippines, Poland, Portugal, Puerto Rico, Russia, Saudi Arabia, Singapore, Slovak Republic, Slovenia, South Africa, Spain, Sri Lanka, Sweden, Taiwan, Thailand, Trinidad/Tobago, Turkey, UAE, Uruguay, and Venezuela. There are also licensee retail operations in Hong Kong, Japan, Singapore and Taiwan. Our seven most popular books, The 7 Habits of Highly Effective People(R), Principle-Centered Leadership, The 10 Natural Laws of Time and Life Management, First Things First, The Power Principle, The 7 Habits of Highly Effective Families and The 7 Habits of Highly Effective Teens are currently published in multiple languages.

Strategic Distribution Alliances

        We have created strategic alliances with innovative and respected organizations in an effort to develop effective distribution of our products and services. The principal distribution alliances currently maintained by FranklinCovey are: Simon & Schuster and Saint Martin's Press in publishing books for the Company; Lumicore to promote and facilitate Dr. Covey's personal appearances and teleconferences; Nightingale-Conant to market and distribute audio and video tapes of the Company's book titles; MeadWestvaco to market and distribute selected FranklinCovey Planners and accessories through the At-A-Glance catalog office supply channels and in the office superstores channel; PalmOne(TM)to serve as the official training organization for its PalmOne™products; distribution agreements with Hewlett Packard and Acer in connection with the Tablet PC; Agilix Labs in development of the TabletPlanner Software; and Microsoft in conjunction with the Tablet PC training, PlanPlus and TabletPlanner marketing.

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

Competition

        Training. Competition in the performance skills organizational training and education industry is highly fragmented with few large competitors. We estimate that the industry represents more than $6 billion in annual revenues and that the largest traditional organizational training firms have sales in the $100 million to $150 million range. Based upon FranklinCovey's fiscal 2003 organizational sales of approximately $115 million, we believe we are a leading competitor in the organizational training and education market. Other significant competitors in the training market are Development Dimensions International, Achieve Global (formerly Zenger Miller), Organizational Dynamics Inc., Provant, Forum Corporation, EPS Solutions and the Center for Creative Leadership.

        Products. The paper-based time management and personal organization products market is intensely competitive and subject to rapid change. FranklinCovey competes directly with other companies that manufacture and market calendars, planners, personal organizers, appointment books, diaries and related products through retail, mail order and other direct sales channels. In this market, several competitors have strong name recognition. We believe our principal competitors include DayTimer, At-A-Glance and Day Runner. We also compete with companies that market substitutes for paper-based products, such as electronic organizers, software PIMs and handheld computers. Our FranklinCovey Planning Software competes directly with numerous other PIMs. Many FranklinCovey competitors have significant marketing, product development, financial and other resources. An emerging potential source of competition is the appearance of calendars and event-planning services available at no charge on the Web. There is no indication that the current level of features has proven to be attractive to the traditional planner customer as a stand-alone service, but as these products evolve and improve, they could pose a competitive threat.

        Given the relative ease of entry in FranklinCovey's product and training markets, the number of competitors could increase, many of whom may imitate our methods of distribution, products and seminars, or offer similar products and seminars at lower prices. Some of these companies may have greater financial and other resources than us. We believe that the FranklinCovey Planner and related products compete primarily on the basis of user appeal, client loyalty, design, product breadth, quality, price, functionality and client service. We also believe that the FranklinCovey Planner has obtained market acceptance primarily as a result of the concepts embodied in the FranklinCovey Planner, the high quality of materials, innovative design, our attention to client service, and the strong loyalty and referrals of our existing clients. We believe that our integration of training services with products has become a competitive advantage. Moreover, we believe that we are a market leader in the United States among a small number of integrated providers of productivity and time management products and services. Increased competition from existing and future competitors could, however, have a material adverse effect on our sales and profitability.

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

        During fiscal 2001, we entered into a long-term contract with EDS to provide warehousing and distribution services of our product line. EDS maintains a facility at the Company's headquarters as well as at other locations throughout North America.

        Binders used for our products are produced from either leather, simulated leather, tapestry or vinyl materials. These binders are produced by multiple and alternative product suppliers. We currently enjoy good relations with our suppliers and vendors and do not anticipate any difficulty in obtaining the required binders and materials needed for our business. We have implemented special procedures to ensure a high standard of quality for binders, most of which are manufactured by suppliers in the United States, Europe, Canada, Korea, Mexico and China.

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

Trademarks, Copyrights and Intellectual Property

        We seek to protect our intellectual property through a combination of trademarks, copyrights and confidentiality agreements. We claim rights for more 120 trademarks in the United States and have obtained registration in the United States and many foreign countries for many of our trademarks, including FranklinCovey, The 7 Habits of Highly Effective People®, Principle-Centered Leadership, Aligning Goals for Results, FOCUS: Achieving Your Highest Priorities, FranklinCovey Planner, PlanPlus, and The Seven Habits. We consider our trademarks and other proprietary rights to be important and material to our business. Each of the marks set forth in italics above is a registered mark or a mark for which protection is claimed.

        We own all copyrights on our planners, books, manuals, text and other printed information provided in our training seminars, the programs contained within FranklinCovey Planner Software and its instructional materials, and our software and electronic products, including audio tapes and video tapes. We license, rather than sell, all facilitator workbooks and other seminar and training materials in order to limit its distribution and use. FranklinCovey places trademark and copyright notices on its instructional, marketing and advertising materials. In order to maintain the proprietary nature of our product information, FranklinCovey enters into written confidentiality agreements with certain executives, product developers, sales professionals, training consultants, other employees and licensees. Although we believe the protective measures with respect to our proprietary rights are important, there can be no assurance that such measures will provide significant protection from competitors.

Employees

        As of August 31, 2003, FranklinCovey had 1,425 full and part-time associates, including 300 in sales, marketing and training; 700 in customer service and retail; 141 in production operations and distribution; and 284 in administration and support staff. During fiscal 2002, the Company outsourced a significant part of its information technology services, customer service, distribution and warehousing operations to EDS. A number of the Company's former employees involved in these operations are now employed by EDS to provide those services to FranklinCovey. None of FranklinCovey's associates are represented by a union or other collective bargaining group. Management believes that its relations with its associates are satisfactory. FranklinCovey does not currently foresee a shortage in qualified personnel needed to operate the Company's business.

Available Information

        The Company's principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331 and its telephone number is (801) 817-1776.

        We regularly file reports with the Securities Exchange Commission (SEC). These reports include, but are not limited to, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and security transaction reports on Forms 3, 4, or 5. The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of the Company's reports on its website at www.sec.gov.

        The Company makes our Annual Report on Form 10K, Quarterly Reports on Form 10Q, current reports on Form 8K, and other reports filed or furnished with the SEC available to the public, free of charge, through our website at www.franklincovey.com. These reports are provided through our website as soon as reasonably practicable after we file or furnish these reports with the SEC.

Item 2. Properties

Franklin Covey’s principal business operations and executive offices are located in Salt Lake City, Utah. The following is a summary of our owned and leased properties. Our facility lease agreements are accounted for as operating leases, which expire at various dates through the year 2016.

United States Administrative Offices:
          Salt Lake City, Utah (7 locations) – 2 leased
          Provo Utah (1 location) – leased

   International Administrative Offices:
          Canada (1 location)
          Latin America (3 locations) – all leased
          Asia Pacific (2 locations) – both leased
          Europe (1 location) – leased

Regional Sales Offices:
           United States (7 locations) – all leased

Distribution Facilities:
          Asia Pacific (2 locations) – both leased
          Canada (1 location)
          Latin America (1 location)– leased
          Europe (1 location) – leased

Manufacturing Facilities:
           United States (1 location)

Retail Stores:
           United States (153 locations) – all leased

We consider our existing facilities sufficient for our current and anticipated level of operations in the upcoming fiscal year. However, we are actively seeking to sell our administrative offices located in Salt Lake City, Utah and to execute a sale-leaseback agreement on all five buildings. During fiscal 2003, we closed 22 retail store locations in the United States as well as 10 international store locations located in Canada and Mexico. We have also closed four stores in fiscal 2004 and expect to close additional retail locations during fiscal 2004.

Item 3. Legal Proceedings

During fiscal 2002, the Company received a subpoena from the Securities and Exchange Commission (the “SEC”) seeking documents and information relating to the Company’s management stock loan program and previously announced, and withdrawn, tender offer. The Company has provided the documents and information requested by the SEC, including the testimonies of its Chief Executive Officer, Chief Financial Officer, and other key employees. The Company has cooperated, and will continue to fully cooperate, in providing requested information to the SEC. The SEC has stated that the formal inquiry is not an indication that the SEC has concluded that there has been a violation of any law or regulation. The Company believes that it has complied with the laws and regulations applicable to its management stock loan program and withdrawn tender offer.

The Company is also the subject of certain legal actions, which we consider routine to our business activities. At August 31, 2003, management believes that, after consultation with legal counsel, any potential liability to the Company under such actions will not materially affect our financial position, liquidity, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended August 31, 2003.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

The Company’s common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “FC.” The following table sets forth, for the periods indicated, the high and low sale prices for the Company’s common stock, as reported on the NYSE Composite Tape, for the fiscal years ended August 31, 2003 and 2002.

	High	Low

Fiscal Year Ended August 31, 2003:
Fourth Quarter	$2.00	$1.05
Third Quarter	1.09	.65
Second Quarter	1.79	.75
First Quarter	2.41	.90
Fiscal Year Ended August 31, 2002:
Fourth Quarter	$3.10	$1.95
Third Quarter	3.70	2.18
Second Quarter	6.30	3.10
First Quarter	7.00	2.04

The Company did not pay or declare dividends on its common stock during the fiscal year years ended August 31, 2003 and 2002. The Company currently anticipates that it will retain all available funds to finance our future growth and business opportunities. The Company does not intend to pay cash dividends on our common stock in the foreseeable future.

As of November 21, 2003, the Company had 19,926,837 shares of its common stock outstanding, which was held by approximately 350 shareholders of record.

On April 14, 2003, the Company announced that we had received notification of non-compliance from the NYSE regarding our stock price being below $1.00 per share and having market capitalization totaling less than the $15 million minimum. Subsequent to this notification, we met with the NYSE and submitted a plan that outlined the steps to obtain compliance with NYSE listing standards within the required timeframe of six months for the $1.00 per share minimum price requirement and 18 months for the $15 million minimum market capitalization requirement. The NYSE accepted our plan on April 22, 2003. With that acceptance, the NYSE extended to the Company a six-month period to achieve the minimum $1.00 per share common stock price and 18 months to exceed the minimum market capitalization requirement. On September 23, 2003 we announced that the Company had successfully completed a six-month review by the NYSE and we received notification that the Company is now in compliance with the $1.00 per share minimum price standard and that no further action will be taken by the NYSE on this standard. The NYSE may continue to monitor the Company through September 2004 with respect to the minimum market capitalization requirement. However, in the event that the price of our common stock does not remain above $1.00 per share and our market capitalization does not remain above $15 million, the trading of our common stock may be suspended and delisted from the NYSE. In that event, our common stock would most likely trade on an alternate venue, which may adversely affect the price of our common stock and the liquidity in the market for our common stock.

Item 6. Selected Financial Data

Financial Highlights

August 31,	2003	2002	2001	2000	1999

In thousands, except per share data
Income Statement Data
Net sales	$307,160	$332,998	$439,781	$522,630	$509,351
Net loss from continuing operations	(45,253)	(96,466)	(13,196)	(7,472)	(14,689)
Net loss attributable to common
shareholders	(53,988)	(109,266)	(19,236)	(12,414)	(10,647)
Diluted loss per share	(2.69)	(5.49)	(0.95)	(0.61)	(0.51)
Balance Sheet Data
Total assets	$259,741	$304,738	$536,480	$592,479	$623,303
Long-term obligations of continuing
operations	5,116	4,923	92,858	65,139	5,602
Shareholders' equity	185,800	234,555	309,882	374,053	378,434

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following management’s discussion and analysis is intended to provide a summary of the principal factors affecting the results of operations, liquidity and capital resources, contractual obligations, and the critical accounting policies of Franklin Covey Co. (also referred to as the “Company”, “we”, “us”, and “our”, unless otherwise indicated) and subsidiaries. This discussion and analysis should be read together with our consolidated financial statements and related notes, which contain additional information regarding the accounting policies and estimates underlying the Company’s financial statements. Our consolidated financial statements and related notes are contained in Item 8 of this report on Form 10-K.

Franklin Covey Co. seeks to improve the effectiveness of organizations and individuals and is a worldwide leader in providing integrated learning and performance solutions to organizations and individuals that are designed to enhance productivity, leadership, sales performance, communication, and other skills. Each performance solution may include products and services that encompass training and consulting, assessment, and various application tools that are generally available in electronic or paper-based formats. Our products and services are available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com. The Company’s best-known offerings include the Franklin Covey Planner™, our productivity workshop entitled “Focus: Achieving Your Highest Priorities,” and courses based on the best-selling book, The 7 Habits of Highly Effective People.

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2003, fiscal 2002, and fiscal 2001, refer to the twelve-month periods ended August 31, 2003, 2002, and 2001.

Key factors that influence our operating results include the number of organizations that are active customers; the number of people trained within those organizations; the sale of personal productivity tools (including Franklin Covey Planners, personal digital assistants or “PDAs”, binders, and other related products); and our ability to manage operating costs necessary to provide training and products to our clients.

The following is a summary of our recent business acquisitions and divestitures:

Agilix Labs, Inc. – During the first quarter of fiscal 2003, we purchased approximately 20 percent of the capital stock (on a fully diluted basis) of Agilix Labs, Inc. (“Agilix”), a Delaware corporation, for cash payments totaling $1.0 million. Agilix is a development stage enterprise that develops software applications, including software for “Tablet PCs.” Although the software developed by Agilix continues to be sold with Tablet PCs, uncertainties surrounding Agilix’s business plan developed during fiscal 2003 and their potential adverse effects on Agilix’s operations and future cash flows were significant. As a result, we determined that our ability to recover the carrying value of our investment in Agilix was remote. Accordingly, we impaired and expensed our remaining investment in Agilix, which totaled $0.9 million, during the quarter ended March 1, 2003.

Premier Agendas – During fiscal 2002, we sold Premier Agendas, a wholly owned subsidiary located in Bellingham, Washington, and Premier School Agendas Ltd., a wholly owned subsidiary organized in Ontario, Canada, (collectively, “Premier”) to School Specialty, Inc., a company that specializes in providing products and services to students and schools. The sale price was $152.5 million in cash plus the retention of Premier’s working capital, which was received in the form of a $4.0 million promissory note from the purchaser. The Company received full payment on the promissory note plus accrued interest during June 2002. Prior to the sale closing, the Company also received cash distributions from Premier’s working capital that totaled approximately $7 million. For further information regarding the sale of Premier, refer to Note 13 in our consolidated financial statements.

FranklinPlanner.com – During fiscal 2002, we discontinued the on-line planning services provided at franklinplanner.com. The Company acquired franklinplanner.com during fiscal 2000 and intended to sell on-line planning as a component of our productivity solutions for both organizations and individuals. However, due to competitors that offered free on-line planning and other related factors, we were not able to create a profitable business model for the operations of franklinplanner.com. Although we were unable to generate revenue from the on-line planning services offered at franklinplanner.com, an on-line planning tool was considered a key component of our overall product and services offerings and franklinplanner.com continued to operate during fiscal 2001 and fiscal 2002. However, due to lack of demand for its services and the need to reduce operating expenses, we terminated franklinplanner.com during the fourth quarter of fiscal 2002.

Franklin Covey Coaching, LLC – Effective September 1, 2000, the Company entered into a joint venture agreement with American Marketing Systems (“AMS”) to form Franklin Covey Coaching, LLC (“FCC”). Each partner owned 50 percent of the joint venture and participated equally in FCC’s management. The FCC joint venture agreement required our coaching programs to achieve specified earnings thresholds beginning in fiscal 2002 or the existing joint venture agreement could be terminated at the option of AMS. Due to unfavorable economic conditions and other factors, the Company’s coaching programs did not produce the required earnings during fiscal 2002. As a result, AMS exercised its option to terminate the existing joint venture agreement effective August 31, 2002. Under the provisions of a new partnership agreement that terminated our interest in FCC in October 2003, we received payments totaling $2.6 million, of which $2.0 million was received in fiscal 2003. Refer to Note 4 in our consolidated financial statements for further information on the new partnership agreement with Franklin Covey Coaching, LLC.

Project Consulting Group – During April 2001, the Company purchased the Project Consulting Group for $1.5 million in cash. The Project Consulting Group provides project consulting, project management, and project methodology training services.

RESULTS OF OPERATIONS

Segment Review

Following the sale of Premier during fiscal 2002, we now have two reporting segments: the Consumer Business Unit (the “CBU”) and the Organizational Solutions Business Unit (the “OSBU”). The operating results of Premier and our other products and services designed for teachers and students were previously reported in the Education Business Unit, which was dissolved during fiscal 2002. Our remaining student and teacher programs and products are now classified with OSBU results of operations.

Consumer Business Unit – This business unit is primarily focused on sales to individual customers and includes the results of the Company’s 153 domestic retail stores, 10 international retail stores (which were closed at August 31, 2003), catalog and eCommerce operations, and other related distribution channels, including wholesale, the government, and office superstores. The CBU results of operations also include the financial results of our paper planner manufacturing operations. Although CBU sales primarily consist of products such as planners, binders, software, and handheld electronic planning devices, virtually any component of the Company’s leadership and productivity solutions can be purchased through CBU channels.

Organizational Solutions Business Unit – The OSBU is primarily responsible for the development, marketing, sale, and delivery of productivity, leadership, sales performance, and communication training solutions directly to organizational clients, including other companies, the government, and educational institutions. The OSBU includes the financial results of the Organizational Solutions Group (“OSG”) and international operations, except for international retail stores. The OSG is responsible for the domestic sale and delivery of productivity, leadership, sales performance, and communication training solutions to corporations and includes sales of training seminars to teachers and students, which were previously reported as part of the Education Business Unit. The OSG is also responsible for consulting services that compliment our productivity and leadership training solutions. The Company’s international sales group includes the operating results of our directly owned foreign offices and royalty revenues from licensees.

The following table sets forth selected segment sales and consolidated operational data from continuing operations for the years indicated. For further information regarding our reporting segments and other geographic information, refer to Note 20 in our consolidated financial statements (in thousands).

YEAR ENDED AUGUST 31,	2003	2002	2001

Consumer Business
Unit:
Retail stores	$112,054	$122,496	$156,299
Catalog and eCommerce	56,177	64,802	92,449
Other CBU	23,935	22,326	34,840

	192,166	209,624	283,588

Organizational
Solutions Business Unit:
OSG	74,306	82,095	110,675
International	40,688	41,279	45,518

	114,994	123,374	156,193

Total sales	307,160	332,998	439,781
Cost of sales	137,601	149,369	189,982

Gross margin	169,559	183,629	249,799
Selling, general, and
administrative	183,312	216,910	224,458
Provision for losses
on management stock
loan program	3,903	24,775	1,052
Impairment (recovery)
of investment in
unconsolidated
subsidiary	(1,644)	16,323
Loss on impaired assets	872	9,184	801
Depreciation	26,395	34,343	27,441
Amortization	4,386	4,667	10,840

Loss from continuing
operations	$(47,665)	$(122,573)	$(14,793)

FISCAL 2003 COMPARED TO FISCAL 2002

Sales

Product Sales — Product sales, which primarily consist of planners, binders, software, and handheld electronic planning devices, decreased $19.4 million, or nine percent, compared to the prior year. The decline in product sales was primarily attributable to declines in retail and catalog sales. These declines were partially offset by increased sales from our eCommerce and wholesale channels. Retail store sales declined $10.4 million, or nine percent, primarily due to reduced traffic. The unfavorable retail sales trend was reflected in a 10 percent decline in comparable store sales performance (comparable stores represent retail stores that have been open longer than one year) compared to fiscal 2002. As a result of unfavorable operating performance in certain of our retail stores, we closed 22 retail stores in the United States and 10 international locations during fiscal 2003. These closures are primarily comprised of unprofitable stores and stores located in markets where the Company has multiple retail operations. We may also close additional retail locations if future analysis demonstrates that our operating performance may be improved through further store closures. We anticipate that a portion of the sales from these closed stores will transition to other retail store locations or to one of our other product channels. At August 31, 2003, we were operating 153 domestic retail stores compared to 173 domestic and 10 international stores at August 31, 2002.

Catalog sales declined $13.5 million, compared to fiscal 2002, reflecting continuing trends of lower call volume through our catalog call center. However, decreased catalog sales were partially offset by $4.9 million of increased sales through our Internet web site located at www.franklincovey.com. Although total sales from the catalog and eCommerce channel are down, the shift of sales from the catalog call center to the Internet produced improved operating results for this channel due to the lower operating costs per transaction of our eCommerce operations. Other CBU sales improved primarily due to increased wholesale sales through our contract stationer channel, which produced a $1.3 million sales increase compared to fiscal 2002.

Training and Services Sales – Training solution and related services sales during fiscal 2003 decreased by $6.4 million, or six percent, compared to fiscal 2002. The Company offers a variety of training solutions, training related products, and consulting services focused on productivity, leadership, sales performance, and communication training programs which are provided through our OSBU channels. The decrease in OSG sales, which are primarily domestic training and training-product sales, was primarily attributable to decreased sales of customized training products, the elimination of our organizational change consulting group, decreased public seminar sales, and reduced government training sales. Partially offsetting these sales decreases were increases in client-facilitated workshops and productivity programs, including our new productivity workshop entitled, “Focus: Achieving Your Highest Priorities.”

International sales decreased $0.6 million, or one percent, compared to the prior year. Decreased sales in Mexico, Canada, and Europe were partially offset by increased sales in Japan, the United Kingdom, Australia, and increased licensee royalty revenue.

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

Our overall gross margin for fiscal 2003 improved slightly to 55.2 percent of sales compared to 55.1 percent in the prior year. Gross margin on product sales decreased to 49.0 percent compared to 50.0 percent in the prior year. The decline in our product gross margin was chiefly attributable to the following three factors: 1) the substantial discounting of a number of slower moving products in order to liquidate this merchandise; 2) a shift in our product mix toward technology products, including tablet PCs and handheld electronic devices, which generally have lower gross margins than the majority of our other products; and 3) in response to general market trends, significant promotional discounts were used on certain products to enhance sales. Partially offsetting these factors during fiscal 2003 were the favorable results from focused cost-cutting initiatives aimed at reducing our production costs for paper-related products and decreasing the purchase price of our binder products.

Training solution and services gross margin, as a percent of sales, improved to 67.2 percent in fiscal 2003, compared to 65.4 percent in the prior year. The improvement in training solutions gross margin was primarily due to decreased sales of customized training products and the elimination of our organizational change consulting practice, both of which typically have lower gross margins than the majority of our other training solution and training product related sales. Additionally, higher-margin facilitator sales continued to improve and had a favorable impact on our gross margin percentage in fiscal 2003.

Operating Expenses

Selling, General, and Administrative – Our selling, general, and administrative (“SG&A”) expenses decreased $33.6 million, or 15 percent, compared to fiscal 2002. SG&A expenses decreased as a percentage of sales to 59.7 percent in fiscal 2003 compared to 65.1 percent in fiscal 2002. Decreased SG&A expenses were the result of initiatives specifically designed to reduce our overall operating costs. These successful cost-cutting initiatives resulted in associate expense reductions totaling $17.7 million, reductions in other SG&A expenses, including outsourcing, consulting, and development, that totaled $10.3 million, and advertising and promotional expense reductions totaling $9.0 million, compared to the prior year. Partially offsetting these cost reduction efforts were additional expenses generated from closing stores in fiscal 2003, as discussed below. As a result of changing administrative space needs and cost-cutting efforts, we also vacated a portion of our corporate campus in Salt Lake City, Utah and are actively seeking to lease the vacant space. In order to further improve our financial results and reduce operating costs, our management regularly evaluates our business activities and operating segment financial results and may implement additional cost-cutting initiatives.

We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability. During this assessment process, judgments are made as to whether under-performing or unprofitable stores should be closed. As a result of this evaluation process, we decided to close certain stores during fiscal 2003 and fiscal 2004. These store closures are comprised of stores that were unprofitable or were located in markets where the Company has multiple retail locations. The costs associated with closing retail stores are typically comprised of charges related to vacating the premises, which may include a provision for the remaining term on the lease, and severance and other personnel costs. During fiscal 2003, the Company closed 22 stores in the United States and 10 international retail stores that were located in Canada and Mexico. In connection with these store closures, we incurred and expensed $3.6 million, which was recorded in selling, general, and administrative expenses in fiscal 2003. Subsequent to August 31, 2003, we have closed 2 stores and intend to close additional stores through the end of the third quarter of fiscal 2004.

Provision for Losses on Management Stock Loan Program – The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. The loan program closed during fiscal 2001 with 3,825,000 shares of our common stock purchased by the loan participants for a total cost of $33.6 million. The loans in the management stock loan program are full-recourse to the participants and are recorded as a reduction to shareholders’ equity in our consolidated balance sheets. The Company utilizes a systematic methodology for determining the level of loan loss reserves that are appropriate for the management common stock loan program. A key factor considered by our methodology is the current market value of the common stock acquired and held by the participants. Other factors considered by the methodology include: the liquid net worth of the participants; the risks of pursuing collection actions against key employees; the probability of sufficient participant repayment capability based upon proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on our ability to collect the loans. Additionally, the methodology takes into account the fact that we may not hold the participants’ shares of stock as collateral due to certain laws and regulations. Based upon our reserve methodology, we recorded an increase to the loan loss reserve totaling $3.9 million in fiscal 2003 compared to $24.8 million in fiscal 2002. The Company had aggregate loan loss reserves totaling $29.7 million and $25.8 million at August 31, 2003 and August 31, 2002, which reduced notes and interest receivable from financing common stock purchases by related parties in the respective consolidated balance sheets. At August 31, 2003, the principal amount of the participants’ loans plus recorded accrued interest exceeded the market value of the common stock acquired by the participants by $32.6 million, of which $29.7 million has been reserved.

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

Impairment (Recovery) of Investment in Unconsolidated Subsidiary – During fiscal 2001, we entered into a joint venture agreement with American Marketing Systems to form Franklin Covey Coaching, LLC. The joint venture agreement required the Company’s coaching programs to achieve specified earnings thresholds in fiscal 2002 or the agreement could be terminated by AMS. Based upon our coaching program results, and the probability that the joint venture would be terminated, we recorded impairment charges totaling $16.3 million to our investment in FCC during fiscal 2002. AMS later exercised its option to terminate the existing joint venture effective August 31, 2002. According to the terms of a new partnership agreement that terminated our interest in FCC during October 2003, we received a $0.3 million payment at the end of fiscal 2002, we received payments totaling $2.0 million during the quarter ended March 1, 2003, and we received an additional $0.3 million from FCC subsequent to August 31, 2003. Upon recognition of the above amounts, we first reduced our remaining investment in FCC at August 31, 2002 to zero and then recorded the additional amounts as reversals of the previously recorded impairment charges. The impairment reversals totaled $1.6 million in fiscal 2003. Following the receipt of the final payment under the new partnership agreement, we will not receive any further payments from FCC.

Loss on Impaired Assets – During fiscal 2003, we recorded an impaired asset charge of $0.9 million to expense our remaining investment in Agilix due to cash flow sufficiency concerns at Agilix. Our loss on impaired assets in fiscal 2002 consisted of several write-downs of impaired assets including the Covey trade name, a note receivable from the sale of subsidiary, and software costs. For further information, refer to Note 14 in our consolidated financial statements.

Depreciation and Amortization – Depreciation expense decreased $7.9 million compared to the prior year primarily due to the full depreciation or disposal of certain computer hardware and software as well as significantly reduced capital expenditures, especially for store build-outs and remodeling projects, during fiscal 2003 and fiscal 2002. However, these factors were partially offset by $5.0 million of impairment charges and additional depreciation on property and equipment at retail stores that were closed during fiscal 2003 and that are expected to be closed through the third quarter of fiscal 2004. During fiscal 2002, we recorded $1.0 million of impairment charges on property and equipment in retail stores that was also recorded as a component of depreciation expense. We anticipate that depreciation expense will continue to decrease during fiscal 2004, which reflects focused capital spending trends in fiscal 2003 and fiscal 2002. Amortization expense on definite-lived intangible assets totaled $4.4 million compared to $4.7 million during fiscal 2002. We expect definite-lived intangible asset amortization to total approximately $4.2 million in fiscal 2004. For further information regarding our intangible assets and expected amortization expense, refer to Note 3 in our consolidated financial statements.

Equity in the Earnings (Losses) of an Unconsolidated Subsidiary

Our fiscal 2003 loss of $0.1 million represents our portion of the losses from our approximately 20 percent ownership interest in Agilix. As previously discussed, during fiscal 2003 we impaired our remaining investment of approximately $0.9 million and have no further obligations to Agilix. Accordingly, we do not expect to record any further losses related to this investment.

Our fiscal 2002 earnings of $4.3 million represent our share of FCC’s net income. Following the termination of the previous FCC partnership agreement on August 31, 2002, we ceased recording our share of FCC’s income. Refer to the discussion above under Impairment (Recovery) of Investment in Unconcolidated Subsidiary regarding our treatment of payments from FCC under the new partnership agreement.

Interest Income and Expense

Interest income declined by $2.4 million during fiscal 2003 compared to the prior year. The decrease was primarily the result of ceasing to record interest income from the participants in the management common stock loan program during the quarter ended February 23, 2002. Although the participants in the management common stock loan program remain liable for the interest accrued on their loans, we discontinued recording interest income due to uncertainties as to the ultimate collection of these amounts. Interest on participant loans is due and payable when the loans mature in March 2005.

Interest expense decreased by $2.5 million due to reduced debt balances primarily resulting from the payment and termination of our term loan and line of credit agreement, which occurred during fiscal 2002 in connection with the sale of Premier.

Other Income and Expense

During fiscal 2003, we sold two buildings located in the Salt Lake City, Utah area. As a result of these sales, we recorded net losses totaling $0.4 million. During fiscal 2002, we sold a building located in Chandler, Arizona and recognized a $0.6 million gain.

Income Taxes

The income tax benefit for fiscal 2003 was primarily attributable to reversal of accruals related to the resolution of certain tax matters and a foreign income tax benefit related to our Japan operations. In fiscal 2002, our benefit was primarily attributable to our ability to net the taxable loss from continuing operations against the taxable gain on the sale of Premier.

As of August 31, 2003 and 2002, given our recent history of significant operating losses, we had provided a valuation allowance against substantially all of our deferred income tax assets. As of August 31, 2003, we had net deferred tax assets of $1.3 million, which related to our operations in Japan. For further information concerning deferred tax items, including our net operating loss carryforwards, refer to Note 16 in our consolidated financial statements.

Preferred Stock Dividends

Preferred stock dividends increased compared to the prior year due to the issuance of additional shares of Series A preferred stock as payment for accrued preferred stock dividends during fiscal 2002. Subsequent to July 2002, the terms of the Series A preferred stock agreement require that all future Series A preferred stock dividends be paid in cash.

FISCAL 2002 COMPARED TO FISCAL 2001

Sales

During fiscal 2002, our overall operating performance was adversely affected by significant sales declines compared to prior years. The Company believes that difficult economic conditions in the United States, which were worsened by the terrorist attacks that occurred on September 11, 2001, led to significantly reduced travel schedules for training and tightened budgets for productivity tool and educational expenditures as our corporate clients sought to reduce their operating expenses. In addition, sales of handheld electronic planning devices, which were especially popular during fiscal 2001 and fiscal 2000, declined sharply in fiscal 2002 due to a significant reduction in the demand for these devices. As a result of these and other factors, we experienced significant sales declines compared to the prior year for both training and productivity tools in our various channels.

Product Sales – Sales of our planners, binders, handheld electronic planning devices, and other products declined by $76.7 million, or 26 percent, compared to the prior year. The overall decrease in product sales was significant to our retail store, catalog/eCommerce, and other consumer business unit channels. Retail store sales were adversely affected by declining average sales dollars per transaction combined with a decrease in consumer traffic and overall smaller number of transactions. Of the $33.8 million decline in retail store sales, approximately $25.0 million related to declines in the sales of handheld electronic planning devices and related accessories. Of this decline, nearly $18.0 million occurred during our first two fiscal quarters of fiscal 2002. Planner and binder sales through our retail stores also decreased by a total of 12 percent compared to the prior year. These product sales declines included a 14 percent decline during the first two quarters compared to an eight percent decline during the last two quarters of fiscal 2002. As a result of these sales trends, comparable store (stores that have been open for over a year) sales decreased by 28 percent compared to fiscal 2001. Comparable store sales experienced a 31 percent decrease during the first two quarters of fiscal 2002 versus a 24 percent decrease during our last two quarters of the fiscal year. The sales performance from new stores partially offset the decline in comparable store sales, resulting in a 22 percent overall decline in retail store sales compared to fiscal 2001. As of August 31, 2002, we were operating 173 domestic retail stores compared to 164 stores at August 31, 2001.

Catalog/eCommerce sales declined primarily due to reduced call volume in the Company’s call center operations, particularly during the first two quarters of fiscal 2002, and to average order size, due primarily to declines in handheld electronic planning device sales.

Training and Services Sales – Training solution and training product related sales decreased by $30.1 million, or 21 percent, compared to fiscal 2001, which was reflected in both domestic and foreign training sales during fiscal 2002. With the impact of a weak domestic economy, which generally influences corporate, governmental, and educational spending, training sales during fiscal 2002 decreased due to reduced spending for both company facilitator led and on-site training programs. Public program sales and training solutions sales to teachers and students in the education industry also decreased compared to fiscal 2001 sales levels. These decreases were partially offset by sales performance seminars, which increased compared to fiscal 2001.

International product and training sales decreased slightly compared to fiscal 2001 primarily due to decreased sales in Mexico, Canada, continental Europe, and Australia. These declines were partially offset by increased sales from Brazil and the United Kingdom. Sales in Japan and royalty revenues from licensee operations were essentially flat compared to fiscal 2001. During fiscal 2002, the continental European direct office was converted to a licensee operation, which resulted in reduced sales, but increased margins. The Company also attributes a portion of the decrease in international sales to similar economic factors that had an adverse affect on domestic product and training sales during fiscal 2002.

Gross Margin

The Company’s overall gross margin during fiscal 2002 decreased to 55.1 percent of sales, compared to 56.8 percent in fiscal 2001. The decline in overall gross margin was primarily due to factors that adversely affected our gross margin during the first and second quarters of fiscal 2002 for both products and training. During our seasonally strong sales months in early fiscal 2002, manufacturers of handheld electronic planning devices discounted numerous models, products, and accessories in order to promote sales. These product discounts reduced the sale price of many of our handheld electronic devices, resulting in narrower margins for these products. We also experienced a shortage of certain popular paper planner products due to the bankruptcy of one of our key printing suppliers. This condition resulted in lost sales and backorders of high margin products. When these backordered products were eventually shipped to customers, we used more expensive overnight delivery methods, which produced increased costs that could not be passed on to our customers. The Company also experienced a shift in our product mix toward lower-margin binders and planners during fiscal 2002. As a result of these and other related factors, our gross margin on product sales declined to 50.0 percent compared to 51.6 percent during fiscal 2001.

Training solution costs, as a percentage of sales, increased due to a shift in the product mix of training solutions sold in addition to lower attendance at corporate on-site and public seminar events held during the year. The cancellation and postponement of numerous seminars due to travel restrictions and declining travel by our clients in the wake of the terrorist attacks of September 11, 2001, significantly affected the gross margin of seminar sales during the first and second quarters of fiscal 2002. Certain cost components of public seminars are fixed, such as direct marketing expenses, site fees, equipment rentals, and presenter costs. With a decline in the average number of participants per public training seminar, the fixed costs required for each training seminar resulted in lower gross margins for these events. In addition, some costs incurred for canceled seminars were not refundable. During fiscal 2002, we also developed a custom line of training-related products for a specific customer that had significantly lower margins than the majority of our other training kits, products, and accessories. These unfavorable factors combined to reduce the training and service gross margin to 65.4 percent of sales, compared to 67.8 percent in fiscal 2001.

Operating Expenses

Selling, General, and Administrative – Selling, general, and administrative expenses from continuing operations decreased $7.5 million, but due to decreased sales, increased as a percent of sales to 65.1 percent, compared to 51.0 percent in fiscal 2001. The decrease in SG&A expenses was primarily due to specific initiatives that were implemented to reduce recurring operating expenses and to exit non-core activities in order to focus on and align corporate strategy and improve overall profitability. These cost reduction initiatives resulted in significantly decreased associate, advertising, travel, and computer and office supply expenses, especially during our third and fourth fiscal quarters of fiscal 2002. Partially offsetting these cost reduction efforts were severance costs, additional retail store costs related to new stores opened during fiscal 2002, and outsourcing implementation costs. In connection with our decision to exit non-core and unprofitable activities, we reduced our employee base during fiscal 2002. As a result of these headcount reduction efforts, the Company incurred and expensed $5.2 million of severance and related costs during fiscal 2002. During fiscal 2001, we entered into long-term outsourcing agreements with Electronic Data Systems (“EDS”) to provide warehousing, distribution, information systems, and call center operations. In addition to base charges for services provided, we incurred and expensed transition costs necessary to operate under terms of the agreements.

Provision for Losses on Management Stock Loan Program – The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. The loans in the management stock loan program are full-recourse to the participants and are recorded as a reduction to shareholders’ equity in our consolidated balance sheets. The Company utilizes a systematic methodology for determining the level of loan loss reserves that are appropriate for the management common stock loan program. Based upon our reserve methodology, we recorded an increase to the loan loss reserve of $24.8 million during fiscal 2002 compared to $1.1 million during fiscal 2001. The Company had aggregate loan loss reserves totaling $25.8 million and $1.1 million at August 31, 2002 and August 31, 2001, which reduced notes and interest receivable from financing common stock purchases by related parties in the respective consolidated balance sheets.

Impairment of Investment in Unconsolidated Subsidiary – We recorded impairment charges totaling $16.3 million to write down our investment in FCC during fiscal 2002 as a result of the expected termination of our joint venture agreement with AMS. For further information, refer to the discussion in our fiscal 2003 compared to fiscal 2002 section.

Loss on Impaired Assets – We regularly review our long-lived assets for circumstances or events that indicate an asset may not be recoverable. Our losses on impaired assets consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2002	2001

Covey trade name	$4,000
Note receivable from sale of
subsidiary	2,282
Capitalized software development
costs	1,758	$801
Computer software	1,097
Other	47

	$9,184	$801

During the fourth quarter of fiscal 2002, we reassessed the carrying value of the Covey trade name, an indefinite-lived intangible asset under the provisions of SFAS No. 142. Due to declining sales and estimated future sales associated with the Covey trade name, the Company recorded a $4.0 million impairment charge during the fourth quarter of fiscal 2002.

The note receivable from the sale of the commercial division of Publishers Press became impaired when the purchaser declared bankruptcy during fiscal 2002. The note receivable was guaranteed by the parent company of the purchaser, however, the parent company also became insolvent during fiscal 2002 and the possibility of recovery on the note became remote.

We regularly review our property and equipment and capitalized computer software for impairment whenever circumstances indicate that the carrying amount of the asset may not be realizable. Based upon unfavorable sales trends and projected sales information, the Company recorded impairment charges totaling $1.8 million and $0.8 million during fiscal 2002 and fiscal 2001 for capitalized software development costs related to software products that produced less-than-expected sales volume. The Company also recorded a $1.1 million impairment charge related to a customer database management software application, developed and installed by an external company, which became obsolete when we selected a new database software provider.

Depreciation and Amortization – Depreciation expense from continuing operations increased by $6.9 million compared to fiscal 2001, primarily due to the acquisition of computer software and hardware, and the addition of leasehold improvements in new and remodeled retail stores. Amortization expense attributable to continuing operations decreased by $6.2 million, primarily due to the adoption of SFAS No. 142, which prohibits goodwill amortization and requires a fair-value approach, with periodic assessments for impairments, to value goodwill and indefinite-lived intangible assets. As a result of adopting the provisions of SFAS No. 142, we wrote off all recorded goodwill associated with our Consumer Business Unit, Organizational Solutions Business Unit, and corporate services group, plus a portion of the Covey trade name intangible asset, which has an indefinite life, from our balance sheet as of September 1, 2001. Refer to Note 3 to our consolidated financial statements for further information regarding our intangible assets and the impact of adopting SFAS No. 142.

Interest Income and Expense

Interest income and expense were primarily influenced by cash received from the sale of Premier, which occurred on December 21, 2001, and the reduction of recorded interest income from management stock loan program participants. The Company used a substantial portion of the proceeds from the sale of Premier to repay and terminate our existing term note and line of credit agreement. In addition, in the third and fourth quarter of fiscal 2002, we stopped recording interest income from participants of the management stock loan program. The management stock loan program participants are still liable for the interest expense on their loans, which are due in March 2005. Primarily as a result of these items, the Company’s interest income was essentially flat compared to the prior year and interest expense decreased by $4.9 million compared to fiscal 2001.

Other Income

During fiscal 2002, we sold a building located in Chandler, Arizona. The gain on the sale of the building was $0.6 million and was recorded as other income in the accompanying consolidated statement of operations for fiscal 2002.

Income Taxes

The net income tax benefit from continuing operations in fiscal 2002 totaled $25.7 million, compared to $4.0 million in fiscal 2001. The fiscal 2002 tax benefit resulted primarily from our ability to net the taxable loss from continuing operations against the taxable gain on the sale of Premier. The fiscal 2001 income tax benefit resulted primarily from our ability to net the taxable loss from continuing operations against the taxable income from the operations of Premier.

Gain on Sale of Discontinued Operations

Effective December 21, 2001, we sold Premier to School Specialty, Inc., a company that specializes in providing products and services to students and schools. Premier provided productivity and leadership solutions to the education industry, including student and teacher planners. The sale price was $152.5 million in cash, plus the retention of Premier’s working capital, which was received in the form of a $4.0 million promissory note from the purchaser. Prior to the sale closing, we received cash distributions from Premier’s working capital that totaled approximately $7 million. We received full payment on the promissory note plus accrued interest during June 2002. We recognized a pretax gain of $99.9 million ($64.9 million after applicable taxes) on the sale of Premier.

Cumulative Effect of Accounting Change

We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on September 1, 2001. The new reporting provisions of SFAS No. 142 prohibit the amortization of goodwill and other indefinite-lived intangible assets and require those assets to be periodically assessed and written down to fair value, if necessary. In connection with the implementation of SFAS No. 142, we hired an independent valuation firm to assess the value of our goodwill and other indefinite-lived intangibles in accordance with the new measurement requirements prescribed by SFAS No. 142. Based upon the results of the valuation, all of the goodwill assigned to the Organizational Solutions Business Unit, the Consumer Business Unit, and corporate support group, as well as a portion of the Covey trade name intangible asset, were impaired. The resulting impairment charge from the adoption of SFAS No. 142 totaled $75.3 million ($61.4 million after applicable tax benefits) and was recorded as a cumulative effect of accounting change in our consolidated statement of operations for fiscal 2002.

Preferred Stock Dividends

Preferred stock dividends increased compared to fiscal 2001 due to the issuance of additional shares of Series A preferred stock as payment for accrued preferred stock dividends during fiscal 2002.

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for fiscal 2003 and fiscal 2002. The quarterly consolidated financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods and was revised to classify the operational results of Premier and franklinplanner.com as discontinued operations. In addition, the following quarterly information for fiscal 2002 was revised to reflect the cumulative effect of adopting the provisions of SFAS No. 142, which was retroactively recorded in our first quarter of fiscal 2002 as required by SFAS No. 142. Results of any one or more quarters are not necessarily indicative of continuing trends.

Quarterly Financial Information:

YEAR ENDED AUGUST 31, 2003

	Q1	Q2	Q3	Q4

In thousands, except per share amounts
Net sales	$85,046	$89,790	$65,380	$66,944
Gross margin	46,928	50,078	35,654	36,899
Selling, general, and administrative expense	47,908	45,895	43,073	46,436
Provision for losses on management
stock loans	157	2,313	1,210	223
Impairment (recovery) of investment in
unconsolidated subsidiary	(890)	(740)	(110)	96
Loss on impaired assets		872
Depreciation	5,914	8,068	7,532	4,881
Amortization	1,173	1,151	1,052	1,010
Loss from operations	(7,334)	(7,481)	(17,103)	(15,747)
Equity in losses of
unconsolidated subsidiary	(46)	(82)
Loss before benefit for income taxes	(7,358)	(7,462)	(17,011)	(15,959)
Net loss	(8,106)	(7,938)	(15,741)	(13,468)
Preferred stock dividends	(2,184)	(2,184)	(2,184)	(2,183)
Loss attributable to common shareholders	(10,290)	(10,122)	(17,925)	(15,651)
Diluted loss per share attributable
to common shareholders	$(.51)	$(.50)	$(.89)	$(.78)
YEAR ENDED AUGUST 31, 2002

	Q1	Q2	Q3	Q4

Net sales	$84,340	$103,326	$71,091	$74,241
Gross margin	47,487	56,765	39,305	40,072
Selling, general, and administrative expense	56,361	58,557	49,688	52,304
Provision for losses on management stock loans	9,971	8,485	247	6,072
Impairment of investment in
unconsolidated subsidiary	1,861	14,462
Loss on impaired assets		4,518		4,666
Depreciation	8,246	8,424	7,994	9,679
Amortization	1,328	1,043	1,125	1,171
Loss from operations	(30,281)	(38,722)	(19,750)	(33,820)
Equity in earnings of
unconsolidated subsidiary	863	1,028	1,274	1,151
Loss before benefit for income taxes	(35,799)	(36,387)	(18,323)	(31,670)
Loss from continuing operations	(21,479)	(23,848)	(11,489)	(39,650)
Loss from discontinuing operations, net of tax	(4,173)	(1,823)	(274)	(1,314)
Gain on sale of discontinued operations,
net of tax		60,774		4,077
Net income (loss) before cumulative
effect of accounting change	(25,652)	35,103	(11,763)	(36,887)
Cumulative effect of accounting change,
net of tax	(61,386)
Net income (loss)	(87,038)	35,103	(11,763)	(36,887)
Preferred dividends	(2,130)	(2,183)	(2,184)	(2,184)
Net income (loss) attributable to
common shareholders	$(89,168)	$32,920	$(13,947)	$(39,071)
Diluted income (loss) per share
attributable to common shareholders	$(4.49)	$1.66	$(.70)	$(1.96)

The Company’s quarterly results of operations reflect seasonal trends that are primarily the result of customers who renew their Franklin Covey Planners on a calendar year basis. OSG sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and vacation periods. After the sale of Premier in fiscal 2002, the seasonal nature of our operations will reflect higher sales and significantly higher operating margins during the first and second quarters, with declines in sales and income generally occurring during the third and fourth quarters of each fiscal year.

Quarterly fluctuations may also be affected by other factors including the sale of business units, the introduction of new products or training seminars, the addition of new institutional customers, the timing of large corporate orders, the elimination of unprofitable products or training services, and the closure of retail stores.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of capital have been net cash provided by operating activities, long-term borrowings, line-of-credit financing, asset sales, and the issuance of preferred and common stock. Working capital requirements have also been financed through short-term borrowings, line-of-credit financing, and asset sales. During fiscal 2002, we used a portion of the proceeds from the sale of Premier to retire substantially all of our outstanding debt and terminate our line of credit agreement. We have not sought to obtain a new line of credit financing agreement subsequent to this transaction. With significantly reduced debt balances, current levels of cash on hand, and improved cash flows from operating activities, we believe that our liquidity is adequate for the succeeding twelve months. However, the maintenance of adequate liquidity in future periods is dependent upon our ability to generate positive cash flows from operating activities and our ability to control capital expenditures. Our ability to generate positive cash flows from operations is primarily dependent upon stabilization of revenues and the reduction of operating costs associated with generating those revenues. Our liquidity position may also be affected by future investing and financing activities, including the potential sale and leaseback of our Salt Lake City administrative campus.

Cash Flows from Operating Activities

During fiscal 2003, net cash provided by operating activities totaled $5.8 million, compared to $7.0 million of net cash used for operating activities during fiscal 2002. The Company’s non-cash adjustments to reported net loss included $32.9 million of depreciation and amortization charges and $3.9 million for increases to our management common stock loan loss reserve during the year. Partially offsetting these non-cash adjustments was the recovery of $1.6 million of previously recorded impairment charges to our investment in FCC. The primary use of cash for operating activities was the payment of income taxes, which totaled $4.6 million and was primarily related to the sale of Premier’s Canadian operations. Our primary sources of cash from operating activities included a $11.9 million increase in our accounts payable, outsourcing contract costs payable, and accrued liabilities balances, primarily due to increased outsourcing contract costs payable to EDS, and a $9.1 million decline in other assets. During fiscal 2003, we negotiated a revised payment schedule related to our outsourcing contracts with EDS for outstanding invoices from December 2002 through May 2003. These payments were postponed until certain software system implementation issues were resolved. As part of the revised payment schedule, we will make payments to EDS beginning in June 2003 through February 2004 that will bring us current (approximately $5.5 million) on our liability with EDS. These payments will be in addition to required minimum contract costs as disclosed below in our Contractual Obligations section of this liquidity and capital resources discussion. These payments will not increase our costs of operations since the obligation was expensed as it was incurred, but the payments will reduce our cash flows from operating activites as we reduce our payable to EDS. We believe that our current and planned cost-cutting initiatives combined with continued sales stabilization and growth efforts, including new products, services, and related marketing programs, will improve our cash flows from operating activities in future periods. However, the success of these efforts is dependent upon numerous factors, some of which are not within our control.

Cash Flows from Investing Activities and Capital Expenditures

Net cash used for investing activities totaled $2.8 million during fiscal 2003. Our primary uses of cash for investing activities included $4.2 million of cash used to purchase computer hardware and software, leasehold improvements in new stores, and other property and equipment, combined with $1.0 million used to purchase approximately 20 percent of the capital stock (on a fully diluted basis) of Agilix Labs, Inc. Partially offsetting these uses of cash for investing activities were the receipt of $2.0 million from our share of FCC earnings under a new partnership agreement that terminates our interest in FCC in October 2003, and $0.4 million of cash proceeds, which were primarily derived from the sale of certain property and equipment. Consistent with fiscal 2002, we reduced capital spending during fiscal 2003 in order to focus our capital resources on business-critical equipment and projects. We intend to continue this focus on capital expenditures during fiscal 2004 and future periods.

Cash Flows from Financing Activities

Net cash used for financing activities during fiscal 2003 totaled $8.8 million. Following the payment and termination of our term loan and line of credit agreement during fiscal 2002, our primary use of cash for financing activities in fiscal 2003 has been the payment of accrued Series A preferred stock dividends, which totaled $8.7 million during fiscal 2003.

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. Required contractual payments primarily consist of payments to Electronic Data Systems (“EDS”) for outsourcing services related to information systems, warehousing and distribution, and call center operations; minimum rent payments for retail store and sales office space; cash payments for Series A preferred stock dividends; monitoring fees paid to a Series A preferred stock investor; and mortgage payments on certain buildings and property. Our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

Description	2004	2005	2006	2007	2008	Thereafter	Total

Minimum required
payments to EDS for
outsourcing services	$23,685	$23,770	$23,918	$22,591	$22,829	$187,872	$304,665
Additional required payments to EDS	11,604						11,604
Minimum operating lease
payments	14,503	11,168	8,271	6,805	6,267	16,370	63,384
Series A preferred stock
dividend payments	8,735	8,735	8,735	8,735	8,735	--	43,675
Monitoring fees paid to a
preferred stock investor	400	400	400	400	400	--	2,000
Debt payments	199	199	199	199	199	1,264	2,259

Total expected contractual
obligation payments	$59,126	$44,272	$41,523	$38,730	$38,430	$205,506	$427,587

Other Items

The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. These loans, which are full recourse to the participants, are recorded as a reduction to shareholders’ equity in our consolidated balance sheets. For further information regarding our management common stock loan program, refer to Note 11 to our consolidated financial statements. The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

Going forward, we will continue to incur costs necessary for the operation and potential growth of the business. We anticipate using cash on hand, cash provided by operating activities on the condition that we can return to generating sufficient positive cash flows from operations, and other financing alternatives, if necessary, for these expenditures. We anticipate that our existing capital resources should be adequate to enable us to maintain our operations for the upcoming twelve months. However, our ability to maintain adequate capital for our operations beyond that point in time is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future growth and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms.

USE OF ESTIMATES AND CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods presented. Management regularly evaluates its estimates and assumptions and bases those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America. Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not in our control, but which may have an impact on these estimates and our actual financial results.

Revenue Recognition

The Company recognizes revenue when: 1) persuasive evidence of an agreement exists, 2) delivery of product has occurred or services have been rendered, 3) the price to the customer is fixed and determinable, and 4) collectibility is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the customer or by completion of the sale transaction in a retail store. For training and service sales, these conditions are generally met upon presentation of the training seminar, delivery of the consulting services, or shipment of the training manuals and related products. Revenue is recognized on software sales in accordance with Statement of Position 97-2, “Software Revenue Recognition.” For sales contracts that have been entered into after June 15, 2003 that contain multiple deliverables, each element of the contract is analyzed and treated as a separate earnings process if it meets the specified requirements of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” If those requirements are not met, revenue is determined for those combined deliverables as a single unit of accounting. Revenue from multiple deliverable contracts is recognized upon completion of the contracted terms for each element. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Inventory Valuation

Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Our inventories are comprised primarily of dated calendar products and other non-dated products such as binders, handheld electronic devices, stationery, training products, and other accessories. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. In assessing the realization of inventories, we make judgments regarding future demand requirements and compare these assessments with current and committed inventory levels. Inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.

Indefinite-Lived Intangible Assets

Intangible assets that are deemed to have an indefinite life are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists. The Covey trade name intangible asset has been deemed to have an indefinite life. This intangible asset is assigned to the Organizational Solutions Business Unit and is tested for impairment using the present value of estimated royalties derived from trade name related revenues, which consist primarily of training seminars and related products. If forecasts and assumptions used to support the realizability of our indefinite-lived intangible asset change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Impairment of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use an estimate of undiscounted future net cash flows of the assets, over the remaining useful lives in determining whether the assets are recoverable. If the carrying values of the assets exceed the anticipated future cash flows of the assets, we recognize an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires us to use estimates of future cash flows. If forecasts and assumptions used to support the realizability of our long-lived tangible and definite-lived intangible assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Loan Loss Reserve for Management Common Stock Loan Program

The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. These loans are full-recourse to the participants and are recorded as a reduction of shareholders’ equity in our consolidated balance sheets. In order to assess the net realizable value of these loans, we utilize a systematic methodology for determining the level of loan loss reserves that are appropriate for the management common stock loan program. A key factor considered by the methodology is the current market value of the common stock acquired by the participants. Other factors considered by the methodology include: the liquid net worth of the participants; the risks of pursuing collection actions against key employees; the probability of sufficient participant repayment capability based upon proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on our ability to collect the loans.

We assess the adequacy of our allowance on a quarterly basis and adjust the allowance based upon the results of the assessment. During the quarter ended August 31, 2003, we recorded a $0.2 million increase to our loan loss reserves that utilized the average market closing price of our common stock over the last four weeks of the fiscal quarter, which was $1.24 per share, as the market value of the common stock acquired by the participants. The following table presents an analysis of the variation in the loan loss reserve that may have resulted from different common stock market valuations for the quarter ended August 31, 2003. The other common stock prices presented are intended to provide a reasonable range of possible outcomes considering the trading activity of our common stock during the fourth quarter of fiscal 2003 (in thousands, except per-share amounts):

Market Value of Common Stock per Share	Required Loan Loss Reserve	Increase (Decrease) to Loan Loss Reserve

$1.00	$30,504	$996
1.24	29,730	223
1.50	27,149	(649)

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

Income Taxes

The calculation of our income tax provision or benefit, as applicable, requires estimates of future taxable income or losses. During the course of the fiscal year, these estimates are compared to actual financial results and adjustments may be made to our tax provision or benefit to reflect these revised estimates.

Our recent history of significant operating losses precludes us from demonstrating that it is more likely than not that the related benefits from deferred income tax deductions and foreign tax carryforwards will be realized. Accordingly, we recorded valuation allowances on our deferred income tax assets. These valuation allowances are based on estimates of future taxable income or losses that may or may not be realized.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments: Mandatorily Redeemable Instruments, Instruments with Repurchase Obligations, and Instruments with Obligations to Issue a Variable Number of Securities. The new reporting and disclosure requirements of SFAS No. 150 become effective for the first interim period beginning after June 15, 2003 or for any covered instruments entered into or modified subsequent to May 31, 2003. The Company adopted SFAS No. 150 during the fourth quarter of fiscal 2003, and it did not have an impact on the Company’s results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e., when an event leaves a company with little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company’s management approved an exit plan, the company could generally record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, others may be spread over one or more quarters, and still others might not be recorded until incurred in a much later period. The Company adopted SFAS No. 146 during fiscal 2003, and it did not have a material impact on the Company’s results of operations or financial position.

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

REGULATORY COMPLIANCE

The Company is registered in states that have a sales tax and collects and remits sales or use tax on retail sales made through its stores and catalog sales. Compliance with environmental laws and regulations has not had a material effect on our operations.

INFLATION AND CHANGING PRICES

Inflation has not had a material effect on our operations. However, future inflation may have an impact on the price of materials used in the production of planners and related products, including paper and leather materials. The Company may not be able to pass on such increased costs to our customers.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, Internet webcasts, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. Forward-looking statements are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, unanticipated developments in any one or more of the following areas: the risk that our revenues will continue to decline; our ability to reduce costs sufficiently to permit profitable operations at reduced revenue levels; the ability to maintain revenues at a sufficient level to recognize anticipated benefits from the EDS outsourcing agreements; unanticipated costs or capital expenditures; changes in consumer preferences and difficulties in anticipating or forecasting changes in customer preferences or consumer demand for our products and services; difficulties encountered by EDS in implementing, operating, and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to the Company’s strategic plans; availability of financing sources; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; the ability to attract and retain qualified personnel; and other factors which may adversely affect our business.

In recent periods, the Company has faced declining revenues. Our sales for the year ended August 31, 2003 were $307.2 million compared to $333.0 million in fiscal 2002. Over these periods, we have substantially reduced our operating expenses. However, if our revenues continue to decline, we may be unable to rapidly reduce operating expenses sufficiently to achieve profitable operations due to contractual obligations and other fixed costs of our business.

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

The market price of our common stock has been and may remain volatile. In addition, the stock markets in general have recently experienced increased volatility. Factors such as quarter-to-quarter variations in revenues and earnings or losses and our failure to meet expectations could have a significant impact on the market price of our common stock. In addition, the price of our common stock can change for reasons unrelated to our performance. Due to our low market capitalization, the price of our common stock may also be affected by conditions such as a lack of analyst coverage and fewer potential investors.

Forward-looking statements are based on management’s expectations as of the date made, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results will differ and may differ materially from that contained in or suggested by forward-looking statements as a result of the factors set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in our filings with the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk of Financial Instruments

The Company is exposed to financial instrument market risk primarily through fluctuations in foreign currency exchange rates and interest rates. To manage risks associated with foreign currency exchange and interest rates, we make limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, our derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, we do not enter into derivative contracts for trading or speculative purposes, nor are we party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument, and, thus, are not a measure of exposure to us through our use of derivatives. Additionally, we enter into derivative agreements only with highly rated counterparties and we do not expect to incur any losses resulting from non-performance by other parties.

Foreign Exchange Sensitivity – Due to the global nature of our operations, we are involved in transactions that are denominated in currencies other than the United States dollar, which creates exposure to foreign currency exchange risk. During fiscal 2003 and fiscal 2002, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. These contracts did not meet specific hedge accounting requirements and corresponding gains and losses on these contracts were recorded in selling, general, and administrative expenses in our consolidated statements of operations. As of August 31, 2003, all of our foreign currency forward contracts were settled. Our use of foreign currency forward contracts resulted in net losses to the Company totaling $0.5 million during fiscal 2003, compared to a net loss of $0.3 million during fiscal 2002. In future periods, we may continue to use foreign currency forward contracts to manage our foreign currency exchange risks.

Interest Rate Sensitivity – The Company is exposed to fluctuations in U.S. interest rates primarily as a result of the cash and cash equivalents that we hold. Following payment and termination of our line of credit facility during fiscal 2002, our remaining debt balances consist of fixed-rate long-term mortgages on certain of our buildings and property. The following table summarizes our remaining debt obligations at August 31, 2003. For presentation purposes, the reported interest rates represent weighted average rates on our fixed-rate debt balances (in thousands).

		Maturity (Fiscal Year)

Description	2004	2005	2006	2007	2008	Thereafter

Fixed-rate debt	$89	$ 96	$ 103	$ 111	$ 120	$ 1,005
Average interest rate	7.21%	7.25%	7.29%	7.33%	7.37%	7.46%

Variable-rate debt	None
Average interest rate	None

At August 31, 2003, we were not party to any interest rate swap agreements or similar derivative instruments.

Item 8. Financial Statements and Supplemental Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Franklin Covey Co.:

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. and subsidiaries as of August 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Covey Co. and subsidiaries as of August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in the year ended August 31, 2002.

KPMG LLP

Salt Lake City, Utah
November 6, 2003

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2003	2002

In thousands, except per share data
ASSETS
Current assets:
Cash and cash equivalents	$41,916	$47,049
Accounts receivable, less allowance for doubtful accounts
of $1,824 and $1,802	20,450	21,117
Inventories	36,805	39,091
Prepaid expenses and other assets	8,178	13,482

Total current assets	107,349	120,739
Property and equipment, net	49,972	75,928
Intangible assets, net	91,645	95,955
Investment in unconsolidated subsidiary		642
Other long-term assets	10,775	11,474

	$259,741	$304,738

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$89	$189
Accounts payable	14,619	12,718
Outsourcing contract costs payable	17,218	5,766
Income taxes payable	6,534	14,904
Accrued liabilities	30,365	31,683

Total current liabilities	68,825	65,260
Long-term debt, less current portion	1,435	1,417
Other long-term liabilities	3,681	3,506

Total liabilities	73,941	70,183

Commitments and contingencies (Notes 1, 8, and 9)
Shareholders' equity:
Preferred stock - Series A, no par value; convertible into common stock at
$14 per share; 4,000 shares authorized, 873 shares issued; liquidation
preference totaling $89,530	87,203	87,203
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	221,968	222,953
Retained earnings	4,221	58,209
Notes and interest receivable related to financing common stock purchases
by related parties, net	(8,459)	(12,362)
Accumulated other comprehensive income (loss)	445	(280)
Treasury stock at cost, 7,007 shares and 7,089 shares	(120,931)	(122,521)

Total shareholders' equity	185,800	234,555

	$259,741	$304,738

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEAR ENDED AUGUST 31,	2003	2002	2001

In thousands, except per share amounts
Net sales:
Products	$202,225	$221,641	$298,306
Training and services	104,935	111,357	141,475

	307,160	332,998	439,781

Cost of sales:
Products	103,144	110,791	144,391
Training and services	34,457	38,578	45,591

	137,601	149,369	189,982

Gross margin	169,559	183,629	249,799
Selling, general, and administrative	183,312	216,910	224,458
Provision for losses on management stock loans	3,903	24,775	1,052
Impairment (recovery) of investment in unconsolidated subsidiary	(1,644)	16,323
Impairment of assets	872	9,184	801
Depreciation	26,395	34,343	27,441
Amortization	4,386	4,667	10,840

Loss from operations	(47,665)	(122,573)	(14,793)
Equity in earnings (losses) of unconsolidated subsidiary	(128)	4,316	2,088
Interest income	665	3,112	3,180
Interest expense	(248)	(2,784)	(7,671)
Loss on interest rate swap		(4,894)
Other income (expense), net	(414)	644

Loss from continuing operations before income taxes	(47,790)	(122,179)	(17,196)
Income tax benefit	2,537	25,713	4,000

Loss from continuing operations	(45,253)	(96,466)	(13,196)
Income (loss) from discontinued operations, net of income tax
benefit (provision) of $4,055 and $(4,267)		(7,584)	2,113
Gain on sale of discontinued operations, net of $35,094 income
tax provision		64,851

Loss before cumulative effect of accounting change	(45,253)	(39,199)	(11,083)
Cumulative effect of accounting change, net of $13,948 income tax benefit		(61,386)

Net loss	(45,253)	(100,585)	(11,083)
Preferred stock dividends	(8,735)	(8,681)	(8,153)

Net loss attributable to common shareholders	$(53,988)	$(109,266)	$(19,236)

Loss from continuing operations, including preferred dividends, per share:
Basic and diluted	$(2.69)	$(5.29)	$(1.06)

Net loss attributable to common shareholders per share:
Basic and diluted	$(2.69)	$(5.49)	$(.95)

Basic and diluted weighted average number of common shares	20,041	19,895	20,199

COMPREHENSIVE LOSS
Net loss	$(45,253)	$(100,585)	$(11,083)
Market value of interest rate swap agreement, net of income taxes		2,786	(2,786)
Foreign currency translation adjustments	725	574	(732)

Comprehensive loss	$(44,528)	$(97,225)	$(14,601)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Notes and Interest Receivable	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount

In thousands
Balance at August 31, 2000	811	$80,967	27,056	$1,353	$225,748	$186,711	$(894)	$(58)	$(122)	(6,439)	$(119,652)
Preferred stock dividends						(8,153)
Issuance of common stock
from treasury					(1,875)					165	2,712
Purchase of treasury shares										(941)	(7,455)
Cumulative translation
adjustment									(732)
Tax benefit from exercise of
affiliate stock options					25
Deferred compensation								58
Purchase of notes receivable
and accrued interest from
purchases of common
stock by related parties							(36,135)
Additions to reserve for
management loan losses							1,052
Preferred stock dividends
paid with additional shares
of Series A preferred stock	20	2,028
Valuation of derivative
financial instrument									(4,613)
Net loss						(11,083)

Balance at August 31, 2001	831	82,995	27,056	1,353	223,898	167,475	(35,977)	--	(5,467)	(7,215)	(124,395)
Preferred stock dividends						(8,681)
Issuance of common stock
from treasury					(1,445)					151	1,947
Purchase of treasury shares										(25)	(73)
Cumulative translation
adjustment									574
Preferred stock dividends
paid with additional shares
of Series A preferred stock	42	4,208
Additions to reserve for
management loan losses							24,775
Interest on participant loans							(1,160)
Settlement of interest rate swap									4,613
CEO compensation contribution					500
Net loss						(100,585)

Balance at August 31, 2002	873	87,203	27,056	1,353	222,953	58,209	(12,362)	--	(280)	(7,089)	(122,521)
Preferred stock dividends						(8,735)
Issuance of common stock
from treasury					(1,485)					211	1,721
Purchase of treasury shares										(129)	(131)
Cumulative translation
adjustment									725
Additions to reserve for
management loan losses							3,903
CEO compensation contribution					500
Net loss						(45,253)

Balance at August 31, 2003	873	$87,203	27,056	$1,353	$221,968	$4,221	$(8,459)	$-	$445	7,007	$(120,931)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2003	2002	2001

In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,253)	$(100,585)	$(11,083)
Adjustments to reconcile net loss to net cash provided by
(used for) operating activities:
Gain on sale of discontinued operations, net of income taxes		(64,851)
Cumulative effect of accounting change, net of income taxes		61,386
Depreciation and amortization	32,938	43,053	47,873
Provision for losses on management stock loans	3,903	24,775	1,052
Impairment (recovery) of investment in unconsolidated
subsidiary	(1,644)	16,323
Deferred income taxes	(1,322)	(16,152)	637
Impairment of assets	872	9,184	801
Loss on settlement of interest rate swap		4,894
Equity in loss (earnings) of unconsolidated subsidiary	128	(4,316)	(2,088)
Payments for interest on management stock loan program		(796)	(2,229)
CEO compensation contribution	500	500
Other		(340)	58
Changes in assets and liabilities:
Decrease in accounts receivable, net	694	51,124	5,610
Decrease in inventories	2,343	3,413	8,303
Decrease (increase) in prepaid expenses and other assets	9,081	(4,167)	(1,151)
Increase (decrease) in accounts payable and
accrued liabilities	11,949	(19,877)	(13,155)
Decrease in income taxes payable	(8,562)	(9,049)	(1,811)
Increase (decrease) in other long-term liabilities	175	(1,540)	(451)

Net cash provided by (used for) operating activities	5,802	(7,021)	32,366

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of discontinued operations		156,512
Purchases of property and equipment	(4,201)	(10,594)	(27,027)
Cash distributions of earnings from unconsolidated subsidiary	2,000	4,261	3,354
Formation of joint venture, acquisition of businesses, earnout
payments, and investment in unconsolidated subsidiary	(1,000)		(4,432)
Proceeds from sale of property and equipment, net	426	2,327	15,096

Net cash provided by (used for) investing activities	(2,775)	152,506	(13,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on short-term line of credit borrowings		(9,750)	(20,522)
Proceeds from short-term line of credit borrowings			12,388
Proceeds from long-term debt and long-term line of credit		4,370	33,951
Principal payments on long-term debt, long-term line of
credit, and capital lease obligations	(185)	(99,661)	(38,323)
Payment of interest rate swap liability		(4,894)
Purchases of common stock for treasury	(131)	(73)	(7,455)
Proceeds from sales of common stock from treasury	236	502	1,042
Payment of preferred stock dividends	(8,735)	(4,367)	(6,084)

Net cash used for financing activities	(8,815)	(113,873)	(25,003)

Effect of foreign currency exchange rates on cash and cash equivalents	655	573	(732)

Net increase (decrease) in cash and cash equivalents	(5,133)	32,185	(6,378)
Cash and cash equivalents at beginning of the year	47,049	14,864	21,242

Cash and cash equivalents at end of the year	$41,916	$47,049	$14,864

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franklin Covey Co. (the “Company”) provides integrated training and performance enhancement solutions to organizations and individuals in productivity, leadership, sales, communication, and other areas. Each integrated solution may include components of training and consulting, assessment, and other application tools that are generally available in electronic or paper-based formats. The Company’s products and services are available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com. The Company’s best-known offerings include the Franklin Covey Planner™, the productivity workshop entitled, “Focus: Achieving Your Highest Priorities,” and courses based on the best-selling book, The Seven Habits of Highly Effective People.

Fiscal Year

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year. Corresponding quarterly periods generally consist of 13-week periods that ended on November 30, 2002, March 1, 2003, and May 31, 2003 during fiscal 2003. Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The results of Agilix Labs, Inc., which is approximately 20 percent owned (on a fully diluted basis) by the Company (Note 5), were accounted for using the equity method of accounting during fiscal 2003, the year of acquisition. The results of Franklin Covey Coaching, LLC, an entity that was 50 percent owned by the Company until August 31, 2002 (Note 4), were accounted for using the equity method of accounting during fiscal 2002 and fiscal 2001.

Due to the discontinued operations presentation resulting from (1) the sale of Premier Agendas (“Premier”) in fiscal 2002, and (2) the termination of franklinplanner.com’s operations in fiscal 2002, the fiscal 2001 financial presentation was revised to be comparable with fiscal 2002. In order to conform to the financial statement presentation in fiscal 2003, certain reclassifications have been made in the prior years’ financial statements.

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consisted primarily of commercial paper and money market funds and totaled $26.9 million and $28.2 million at August 31, 2003 and 2002. As of August 31, 2003, the Company had demand deposits at various banks in excess of the $100,000 limit for insurance by the Federal Deposit Insurance Corporation.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Balances past due over 90 days, which exceed a specified dollar threshold, are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Elements of cost in inventories generally include raw materials, direct labor, manufacturing overhead, and freight in. The Company’s inventories are comprised primarily of dated calendar products and other non-dated products such as binders, handheld electronic devices, stationery, training products, and other accessories. The Company’s inventories were comprised of the following (in thousands):

August 31,	2003	2002

Finished goods	$31,017	$30,615
Work in process	1,062	1,141
Raw materials	4,726	7,335

	$36,805	$39,091

Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. At August 31, 2003 and 2002, reserves for excess and obsolete inventories were $5.0 million and $5.4 million. In assessing the realization of inventories, the Company makes judgments regarding future demand requirements and compares these with current and committed inventory levels. Inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of the Company’s inventories.

Property and Equipment

Property and equipment are recorded at cost. Depreciation, which includes the amortization of assets recorded under capital lease obligations, is generally calculated using the straight-line method over the expected useful life of the asset. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives

Buildings	15-39 years
Machinery and equipment	3-7 years
Computer hardware and software	3 years
Furniture, fixtures, and leasehold improvements	5-7 years

Leasehold improvements are amortized over the lesser of the useful economic life of the asset or the contracted lease period. The Company expenses costs for repairs and maintenance as incurred. Gains and losses resulting from the sale of property and equipment are generally recorded in current operations.

Indefinite-Lived Intangible Assets

Intangible assets that are deemed to have an indefinite life are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists. The Covey trade name intangible asset (Note 3) has been deemed to have an indefinite life. This intangible asset is assigned to the Organizational Solutions Business Unit and is tested for impairment using the present value of estimated royalties derived from trade name related revenues, which consist primarily of training seminars and related products.

Impairment of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets, over the remaining useful lives in determining whether the assets are recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests.

Restricted Investments

The Company’s restricted investments consist of investments in mutual funds that are held in a “rabbi trust” and are restricted for payment to the participants of the Company’s deferred compensation plan (Note 15). The Company accounts for its restricted investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As required by SFAS No. 115, the Company determines the proper classification of its investments at the time of purchase and reassesses such designations at each balance sheet date. At August 31, 2003 and 2002, the Company’s restricted investments were classified as trading securities and were recorded as components of other long-term assets in the accompanying consolidated balance sheets.

In accordance with SFAS No. 115, the Company’s unrealized losses on its restricted investments, which were immaterial during fiscal years 2003, 2002, and 2001, were recognized in the accompanying consolidated statements of operations as a component of selling, general, and administrative expense.

Accrued Liabilities

Significant components of the Company’s accrued liabilities were as follows (in thousands):

August 31,	2003	2002

Accrued compensation	$6,471	$5,884
Customer credits	3,942	2,393
Unearned revenue	2,542	3,899
Other accrued liabilities	17,410	19,507

	$30,365	$31,683

Foreign Currency Translation and Transactions

Translation adjustments result from translating the Company’s foreign subsidiaries’ financial statements into United States dollars. The balance sheet accounts of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated using average exchange rates during the fiscal year. The resulting translation gains or losses were recorded as a component of accumulated other comprehensive income in shareholders’ equity. Transaction gains and losses are reported as a component of selling, general, and administrative expenses. Transaction losses totaled $0.3 million, $0.6 million, and $0.3 million during fiscal years 2003, 2002, and 2001.

Derivative Instruments

Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and as modified by SFAS No. 138, “Accounting for Certain Derivative and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” During the normal course of business, the Company is exposed to risks associated with foreign currency exchange and interest rate fluctuations, primarily relating to interest rates on cash and cash equivalent balances. In order to limit the Company’s exposure to these elements, the Company has made limited use of derivative instruments. Each derivative that qualifies for hedge accounting is recognized in the balance sheet at its fair value. Changes in the fair value of derivative instruments that are not designated as hedge instruments are immediately recognized as a component of selling, general, and administrative expenses. At August 31, 2003, the Company was not a party to any derivative instrument.

Revenue Recognition

The Company recognizes revenue when: 1) persuasive evidence of an agreement exists, 2) delivery of product has occurred or services have been rendered, 3) the price to the customer is fixed and determinable, and 4) collectibility is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the customer or by completion of the sale transaction in a retail store. For training and service sales, these conditions are generally met upon presentation of the training seminar, delivery of the consulting services, or shipment of the training manuals and related products. Revenue is recognized on software sales in accordance with Statement of Position 97-2, “Software Revenue Recognition.” For sales contracts that have been entered into after June 15, 2003 that contain multiple deliverables, each element of the contract is analyzed and treated as a separate earnings process if it meets the specified requirements of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” If those requirements are not met, revenue is determined for those combined deliverables as a single unit of accounting. Revenue from multiple deliverable contracts is recognized upon completion of the contracted terms for each element. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Shipping and Handling Fees and Costs

All shipping and handling fees billed to customers are recorded as a component of net sales. All costs incurred related to the shipping and handling of products or training services are recorded in cost of sales.

Advertising Costs

Costs for newspaper, television, radio, and other advertising are expensed as incurred or recognized over the period of expected benefit for direct response and catalog advertising. Direct response advertising costs consist primarily of printing and mailing costs for catalogs and seminar mailers that are charged to expense over the period of projected benefit, which ranges from three to 12 months. Advertising costs included in continuing operations totaled $21.2 million, $30.3 million, and $31.9 million for the fiscal years ended August 31, 2003, 2002, and 2001. The Company’s direct response advertising costs reported in other current assets totaled $1.6 million and $5.4 million at August 31, 2003 and 2002.

Research and Development Costs

The Company expenses research and development costs as incurred. During fiscal 2003, fiscal 2002, and fiscal 2001, the Company expensed $4.9 million, $4.9 million, and $3.9 million of research and development costs that are recorded as a component of selling, general, and administrative expenses in the Company’s consolidated statements of operations.

Retail Store Pre-Opening Costs

Pre-opening costs resulting from new retail stores are charged to expense as incurred.

Income Taxes

The Company’s income tax provision has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The income tax provision represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred income taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for tax rates and tax laws when changes are enacted. A valuation allowance is provided against deferred income tax assets when it is more likely than not that all or some portion of the deferred income tax assets will not be realized.

The Company provides for income taxes on unremitted foreign earnings assuming the eventual full repatriation of foreign cash balances.

Comprehensive Loss

Comprehensive loss includes changes to equity accounts that were not the result of transactions with shareholders. Comprehensive loss is comprised of net loss and other comprehensive income and loss items. The Company’s comprehensive income and losses generally consist of changes in the fair value of derivative instruments and changes in the cumulative foreign currency translation adjustment. The changes in the Company’s cumulative foreign currency translation adjustment were not adjusted for income taxes as they relate to specific indefinite investments in foreign subsidiaries.

Stock-Based Compensation

The Company accounts for its stock-based compensation and awards using the intrinsic-value method of accounting as outlined in Accounting Principles Board (“APB”) Opinion 25 and related interpretations. Under the intrinsic-value methodology, no compensation expense is recognized for stock option awards granted at, or above, the fair market value of the stock on the date of grant. Accordingly, no compensation expense has been recognized for the Company’s stock option plans or employee stock purchase plan in its consolidated statements of operations. Had compensation expense for the Company’s stock option plans and employee stock purchase plan been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss attributable to common shareholders and corresponding basic and diluted loss per share would have been the following (in thousands, except for per share amounts):

YEAR ENDED AUGUST 31,	2003	2002	2001

Net loss attributable
to common
shareholders, as
reported	$(53,988)	$(109,266)	$(19,236)
Fair value of stock-
based
compensation, net
of income taxes	(876)	(1,042)	(2,066)

Net loss attributable
to common
shareholders, pro
forma	$(54,864)	$(110,308)	$(21,302)

Basic and diluted net
loss per share, as
reported	$(2.69)	$(5.49)	$(.95)
Basic and diluted net
loss per share, pro
forma	$(2.74)	$(5.54)	$(1.05)

A Black-Scholes option-pricing model is used to calculate the pro forma compensation expense from stock option activity and the weighted average fair value of options granted. The following assumptions were used in the Black-Scholes option-pricing model for fiscal years 2003, 2002, and 2001:

AUGUST 31,	2003	2002	2001

Dividend yield	None	None	None
Volatility	65.0%	59.4%	55.3%
Expected life (years)	2.9	2.8	6.9
Risk free rate of return	4.2%	4.9%	5.7%

The weighted average fair value of options granted under the Company’s stock option plans during fiscal 2003 and fiscal 2002 was $0.44 per share and $2.04 per share. During fiscal 2001, the weighted average fair value of options granted was $3.07 per share for options granted at market prices and $3.05 per share for options granted to the CEO. The weighted average fair value of stock options exercised during fiscal 2001 was $8.58 per share. No stock options were exercised during fiscal 2003 or fiscal 2002.

The estimated fair value of options granted is subject to the assumptions made in the Black-Scholes option-pricing model and if the assumptions were to change, the estimated fair value amounts could be significantly different.

For further information regarding the Company’s stock-based compensation plans, refer to Note 10.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments: Mandatorily Redeemable Instruments, Instruments with Repurchase Obligations, and Instruments with Obligations to Issue a Variable Number of Securities. The new reporting and disclosure requirements of SFAS No. 150 become effective for the first interim period beginning after June 15, 2003 or for any covered instruments entered into or modified subsequent to May 31, 2003. The Company adopted SFAS No. 150 during the fourth quarter of fiscal 2003, and it did not have an impact on the Company’s results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e., when an event leaves a company with little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company’s management approved an exit plan, the company could generally record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, others may be spread over one or more quarters, and still others might not be recorded until incurred in a much later period. The Company adopted SFAS No. 146 during fiscal 2003, and it did not have a material impact on the Company’s results of operations or financial position.

2. PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following (in thousands):

AUGUST 31,	2003	2002

Land and improvements	$1,808	$2,111
Buildings	34,016	35,534
Machinery and equipment	31,166	32,912
Computer hardware and software	71,931	71,767
Furniture, fixtures, and
leasehold improvements	54,723	57,487

	193,644	199,811
Less accumulated depreciation and amortization	(143,672)	(123,883)

	$49,972	$75,928

As a result of projected negative cash flows and expected closures of certain retail stores, the Company recorded impairment charges totaling $5.0 million in fiscal 2003 and $1.0 million in fiscal 2002 to reduce the carrying values of the stores’ long-lived assets to their estimated fair values. These impairment charges were included in depreciation expense in the Company’s consolidated statements of operations for fiscal 2003 and fiscal 2002.

Certain land and buildings are collateral for mortgage debt obligations (Note 7).

3. INTANGIBLE ASSETS

The Company’s intangible assets were comprised of the following (in thousands):

AUGUST 31, 2003	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived
intangible assets:
License rights	$27,000	$(4,606)	$22,394
Curriculum	62,386	(25,186)	37,200
Customer lists	18,874	(9,823)	9,051
Trade names	1,277	(1,277)

	109,537	(40,892)	68,645
Indefinite-lived
intangible asset:
Covey trade name	23,000		23,000

	$132,537	$(40,892)	$91,645

AUGUST 31, 2002

Definite-lived
intangible assets:
License rights	$27,000	$(3,669)	$23,331
Curriculum	62,320	(22,853)	39,467
Customer lists	18,874	(8,799)	10,075
Trade names	1,277	(1,195)	82

	109,471	(36,516)	72,955
Indefinite-lived
intangible asset:
Covey trade name	23,000		23,000

	$132,471	$(36,516)	$95,955

The Company’s definite-lived intangible assets are being amortized over remaining useful lives ranging from two to 23 years. The Company’s aggregate amortization expense from continuing operations was $4.4 million, $4.7 million, and $10.8 million for the fiscal years ended August 31, 2003, 2002, and 2001. Estimated amortization expense for the next five years is expected to be as follows (in thousands):

YEAR ENDING AUGUST 31,

2004	$4,172
2005	4,172
2006	3,247
2007	3,050
2008	3,050

The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on September 1, 2001. The reporting provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require those assets to be periodically assessed and written down to fair value, if necessary. In connection with the implementation of SFAS No. 142, the Company hired an independent valuation firm to assess the value of its goodwill and indefinite-lived intangible asset in accordance with the new measurement requirements prescribed by SFAS No. 142. The valuation process assigned the Company’s assets to its operating business units and then determined the fair value of those assets using a discounted cash flow model that also considered other factors such as market capitalization and appraised values. Based upon the results of the valuation, all of the goodwill assigned to the Organizational Solutions Business Unit, the Consumer Business Unit, and the corporate support group, as well as a portion of the Covey trade name was impaired. The resulting impairment charge from the adoption of SFAS No. 142 totaled $75.3 million ($61.4 million after applicable income tax benefits) and was recorded as a cumulative effect of accounting change in the Company’s fiscal 2002 consolidated statement of operations. The impairment charge was comprised of the following items (in thousands):

Amount

Impaired goodwill	$61,682
Impaired Covey trade name intangible asset	13,652

Total SFAS No. 142 adoption impairment	$75,334

As required by SFAS No. 142, the Company reassessed the carrying amount of the Covey trade name, which has an indefinite life and is no longer amortized, at August 31, 2003 and 2002. The Covey trade name intangible was valued using the present value of estimated royalties derived from trade name related revenues, which consist primarily of training seminars and related items. As a result of this reassessment, which was based upon the same methodology used in the adoption of SFAS No. 142, an additional $4.0 million was impaired at August 31, 2002. The impairment charge was recorded as a component of the loss on impaired assets (Note 14) included in the Company’s fiscal 2002 consolidated statement of operations. No impairment charge to the Covey trade name was required during fiscal 2003.

If the provisions of SFAS No. 142 were in effect at September 1, 2000, and the adjustment was the same as recorded in fiscal 2002, the following unaudited pro forma financial results may have occurred (in thousands, except per share amounts):

YEAR ENDED AUGUST 31,	2003	2002	2001

(unaudited)
Reported loss from continuing
operations before
income tax benefit	$(47,790)	$(122,179)	$(17,196)
Add back: Goodwill amortization			6,449
Add back:Indefinite-lived
intangible amortization			1,139
Deduct: Revised
estimated useful life
amortization			(262)

Adjusted loss from continuing
operations before
income tax benefit	(47,790)	(122,179)	(9,870)
Adjusted income tax benefit	2,537	25,713	1,641

Adjusted loss from
continuing operations	(45,253)	(96,466)	(8,229)
Adjusted income (loss)
from discontinued
operations, net of tax		(7,584)	6,482
Gain on sale of
discontinued operations,
net of tax		64,851

Adjusted net loss	(45,253)	(39,199)	(1,747)
Preferred dividends	(8,735)	(8,681)	(8,153)

Adjusted net loss
attributable to
common shareholders	$(53,988)	$(47,880)	$(9,900)

Basic and Diluted
Earnings per Share
Reported loss from
continuing operations
and preferred stock
dividends	$(2.69)	$(5.29)	$(1.06)
Goodwill amortization			.32
Indefinite-lived
intangible amortization			.06
Revised estimated useful
life amortization			(.01)
Income tax adjustment			(.12)

Adjusted loss from
continuing operations	(2.69)	(5.29)	(.81)
Adjusted income (loss)
from discontinued
operations		(.38)	.32
Gain on sale of discontinued
operations, net of tax		3.26

Adjusted net loss
attributable to
common shareholders	$(2.69)	$(2.41)	$(.49)

The preceding unaudited pro forma schedules were adjusted to reflect applicable tax rates as though the provisions of SFAS No. 142 were effective September 1, 2000. Amortization expense excluded from discontinued operations totaled $5.4 million and the adjusted discontinued operations tax provision was $5.3 million included in fiscal 2001 pro forma amounts.

4. INVESTMENT IN FRANKLIN COVEY COACHING, LLC

Effective September 1, 2000, the Company entered into a joint venture agreement with American Marketing Systems (“AMS”) to form Franklin Covey Coaching, LLC (“FCC”). Each partner owned 50 percent of the joint venture and participated equally in FCC’s management. The FCC joint venture agreement required the Company’s coaching programs to achieve specified earnings thresholds beginning in fiscal 2002 or the existing joint venture agreement could be terminated at the option of AMS. Due to unfavorable economic conditions and other factors, the Company’s coaching programs did not produce the required earnings during fiscal 2002. As a result, AMS exercised its option to terminate the existing joint venture agreement effective August 31, 2002. Under the provisions of a new partnership agreement that terminated the Company’s interest in FCC in October 2003, the Company received payments totaling $2.6 million. The payments from the new partnership agreement consisted of the following three components:

Ownership Change Payment – On August 30, 2002, AMS paid the Company $0.3 million for its Class A ownership shares in FCC and FCC issued Class B ownership shares to the Company. The Class B ownership shares prohibit the Company from active participation in the management of FCC, but provided the Company with the opportunity to receive a portion of FCC’s earnings as described below.

FCC Net Income Recognition – During the first two quarters of fiscal 2003, the Company continued to recognize a portion of FCC’s net income and received cash distributions from FCC totaling $2.0 million during the quarter ended March 1, 2003. Subsequent to that date, the Company did not receive any further share of FCC’s net income except for amounts that represent contingent program payments as described below.

Contingent Program Payment – The payment from the third component of the new partnership agreement was contingent upon the earnings of coaching programs based upon Franklin Covey content during the 13-month period ended September 30, 2003 (the measurement period). The contingent payment had a maximum limit of $1.2 million, and was subject to a dollar-for-dollar reduction if the Company’s coaching programs failed to produce $1.2 million of earnings during the measurement period. The Company’s coaching programs did not produce $1.2 million of earnings during the measurement period and the Company received $0.3 million for the contingent program payment. No additional payments from the new partnership agreement will be received by the Company.

Based upon the Company’s coaching program performance throughout fiscal 2002, and expected termination of its interest in FCC, the Company recognized impairment charges to its investment in FCC that totaled $16.3 million during fiscal 2002. The impairment charges were based upon information then available from negotiations with AMS and expected settlement amounts. Upon recognition of the payments outlined in the new partnership agreement, the Company first reduced its remaining investment in FCC at August 31, 2002 to zero and then recorded the additional cash receipts as reversals of the previously recorded impairment charges. These impairment reversals totaled $1.6 million during fiscal 2003.

Prior to the new partnership agreement, the Company accounted for its investment in FCC using the equity method of accounting and reported its share of the joint venture’s net income as equity in the earnings of an unconsolidated subsidiary. The Company’s share of the joint venture’s earnings totaled $4.3 million and $2.1 million for the fiscal years ended August 31, 2002 and 2001.

5. INVESTMENT IN AGILIX LABS, INC.

During the first quarter of fiscal 2003, the Company purchased approximately 20 percent of the capital stock (on a fully diluted basis) of Agilix Labs, Inc. (“Agilix”), a Delaware corporation, for cash payments totaling $1.0 million. Agilix is a development stage enterprise that develops software applications, including software for “Tablet PCs.” The Company accounts for its investment in Agilix using the equity method, as the Company appointed a member to Agilix’s board of directors and has the ability to exercise significant influence over the operations of Agilix. The Company’s share of Agilix’s losses totaled approximately $0.1 million, which was recorded as equity in the losses of an unconsolidated subsidiary in the Company’s fiscal 2003 consolidated statement of operations.

Although the software developed by Agilix continues to be sold with new Tablet PCs, uncertainties surrounding Agilix’s business plan developed during the Company’s fiscal quarter ended March 1, 2003 and their potential adverse effects on Agilix’s operations and future cash flows were significant. The Company determined that its ability to recover the carrying value of the investment in Agilix was remote. Accordingly, the Company impaired and expensed its remaining investment in Agilix of $0.9 million during the quarter ended March 1, 2003. According to the terms and conditions of its investment in Agilix, the Company does not have any additional obligations to Agilix or further exposure resulting from Agilix’s liabilities or residual operating losses. The Company pays royalties to Agilix based upon the sales of products developed by Agilix. During fiscal 2003, the Company incurred and expensed $0.3 million for royalty payments to Agilix.

6. CAPITALIZED COMPUTER SOFTWARE COSTS

During the normal course of business, the Company develops productivity and training software products for sale to customers through the Company’s various distribution channels. The Company capitalizes software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” and related pronouncements when technological feasibility is established. Capitalized computer software development costs totaled $1.2 million and $3.8 million at August 31, 2003 and 2002 and were included in other long-term assets in the Company’s consolidated balance sheets.

Capitalized computer software development costs are generally amortized on a per-unit sold basis, with a maximum useful life of two years from the software release date. The Company reviews its capitalized computer software costs for impairment whenever circumstances indicate that the carrying amount of the asset may not be realizable. The Company considers current product sales trends as well as estimated future sales and corresponding undiscounted cash flows in its impairment assessments. Amortization of capitalized computer software development costs is recorded as a component of cost of sales and impaired computer software development costs are recorded as a separate component of operating expenses in the Company’s consolidated statements of operations. Total amortization expense and impairment charges were as follows for the fiscal years indicated (in thousands):

YEAR ENDED AUGUST 31,	2003	2002	2001

Amortization	$2,720	$1,678	$1,117
Impairments		1,758	801

Subsequent to the software product release date, costs for maintenance, including minor upgrades, are expensed as incurred.

7. DEBT

The Company’s long-term debt was comprised of the following (in thousands):

AUGUST 31,	2003	2002

Mortgage payable in monthly
installments of $14 CDN
($10 USD at August 31,
2003), including interest at
5.75% through January
2015, secured by real estate	$912	$855
Mortgage payable in monthly
installments of $8
including interest at 9.9%
through October 2014,
secured by real estate	612	639
Note payable to bank,
payable in quarterly
installments of $44,
including interest at 10%,
secured by software, paid
in full in January 2003	--	89
Mortgage payable in monthly
installments of $23, plus
interest at prime plus .5%,
secured by real estate, paid
in full in September 2002	--	23

	1,524	1,606
Less current portion	(89)	(189)

Total long-term debt, less
current portion	$1,435	$1,417

The note payable in Canadian dollars (“CDN”) increased during fiscal 2003 due to the effects of translation to United States dollars and not as a result of additional borrowings.

Future maturities of long-term debt at August 31, 2003 were as follows (in thousands):

YEAR ENDING AUGUST 31,

2004	$ 89
2005	96
2006	103
2007	111
2008	120
Thereafter	1,005

$1,524

8. LEASE OBLIGATIONS

Operating Leases

In the normal course of business, the Company leases retail store and office space under noncancelable operating lease agreements. The majority of the Company’s retail stores are leased in locations that generally have significant consumer traffic, such as shopping malls and other commercial districts. The Company also rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. These operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental term. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. At August 31, 2003, the Company had operating leases that have remaining terms of one to 13 years. The following table summarizes the Company’s future minimum lease payments under operating lease agreements at August 31, 2003 (in thousands):

YEAR ENDING AUGUST 31,

2004	$14,503
2005	11,168
2006	8,271
2007	6,805
2008	6,267
Thereafter	16,370

$63,384

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $18.9 million, $18.9 million, and $18.5 million for fiscal years 2003, 2002, and 2001. Additionally, certain retail store leases contain terms that require additional, or contingent, rental payments based upon the realization of certain sales thresholds. The Company’s contingent rental payments were insignificant during fiscal 2003 and fiscal 2002, and totaled $0.4 million during fiscal 2001.

The Company exited certain leased office space located in Provo, Utah during fiscal 2000. In connection with vacating the office space, a noncancelable sublease agreement was obtained for the majority of the Company’s remaining lease term on the buildings. The sublease agreement for the office space expires in March 2007 and contains renewal provisions that allow the subleasee to extend the sublease agreement, at its option, until March 2013. As part of a restructuring accrual recorded in fiscal 1999, the Company reserved for the difference between the required lease payments on the exited buildings and the payments expected to be received from the subleasee (Note 19). Future minimum lease payments due to the Company from this and other insignificant sublease agreements were as follows at August 31, 2003 (in thousands):

YEAR ENDING AUGUST 31,

2004	$2,155
2005	2,084
2006	2,077
2007	1,556

$7,872

Sublease payments made to the Company totaled $2.2 million, $2.0 million, and $2.2 million in fiscal years 2003, 2002, and 2001. If any of the subleasees default on their obligations, the Company is liable for any outstanding lease payments. Sublease payments were recorded as reductions to selling, general, and administrative expenses in the Company’s consolidated statements of operations.

Capital Leases

During fiscal 2002, the Company paid its remaining capital lease obligations in full. The assets that were purchased through capital lease arrangements were comprised primarily of office furniture and equipment and had a total cost basis of $3.0 million and $3.1 million, with accumulated amortization totaling $2.6 million and $2.2 million at August 31, 2003 and 2002. Amortization of capital lease assets is included as a component of depreciation expense in the accompanying consolidated statements of operations.

9. COMMITMENTS AND CONTINGENCIES

EDS Contract

During fiscal 2001, the Company entered into a contract with Electronic Data Systems (“EDS”) to provide warehousing, distribution, information systems, and call center operations. Under terms of the outsourcing contract and its addendums, EDS operates the Company’s primary call center, provides warehousing and distribution services, and supports the Company’s various information systems. The outsourcing contract and its addendums expire on June 30, 2016 and have required minimum payments totaling approximately $304.7 million, which are payable over the life of the contract. During fiscal 2003 and fiscal 2002, the Company expensed $35.9 million and $40.2 million for services provided under terms of the EDS outsourcing contract. The following schedule summarizes the Company’s required minimum payments to EDS for services over the life of the outsourcing contract and its addendums (in thousands):

YEAR ENDING AUGUST 31,

2004	$ 23,685
2005	23,770
2006	23,918
2007	22,591
2008	22,829
Thereafter	187,872

$304,665

In addition to the minimum required outsourcing contract payments due in fiscal 2004, the Company negotiated a revised payment schedule for invoices outstanding for the period from December 2002 through May 2003. These payments had been postponed until certain software system implementation issues were resolved. This revised payment schedule requires the Company to make additional payments to EDS through February 2004 that will reduce the Company’s liability for outsourcing costs payable from $17.2 million at August 31, 2003 to approximately $5.5 million, which represents the average current amount payable on the outsourcing contracts. Under terms of the revised payment schedule, the Company will pay EDS interest at the monthly prime rate as quoted in the Wall Street Journal plus one percent (5.0% at August 31, 2003) on the remaining balance of these outstanding invoices.

Actual expenses resulting from the outsourcing contracts may exceed required minimum payments if actual services provided under the contracts exceed minimum levels. In addition, shipping charges from the warehouse and distribution center, which are billed to the Company based upon actual activity, are not included in the required minimum payment schedule and totaled $10.7 million and $11.3 million during fiscal 2003 and fiscal 2002.

The outsourcing contracts contain early termination provisions that the Company may exercise under certain conditions. However, in order to exercise the early termination provisions, the Company would have to pay specified penalties to EDS depending upon the circumstances of the contract termination.

Purchase Commitments

The Company has various purchase commitments for materials, supplies, and other items incident to the ordinary conduct of its business. Individually, and in aggregate, these purchase commitments are immaterial to the Company’s operations.

Legal Matters

During fiscal 2002, the Company received a subpoena from the Securities and Exchange Commission (the “SEC”) seeking documents and information relating to the Company’s management stock loan program and previously announced, and withdrawn, tender offer. The Company provided the documents and information requested by the SEC, including the testimonies of its Chief Executive Officer, Chief Financial Officer, and other key employees. The Company has cooperated, and will continue to fully cooperate, in providing requested information to the SEC. The SEC has stated that the formal inquiry is not an indication that the SEC has concluded that there has been a violation of any law or regulation. The Company believes that it has complied with the laws and regulations applicable to its management stock loan program and withdrawn tender offer.

The Company is also the subject of certain legal actions, which it considers routine to its business activities. At August 31, 2003, management believes that, after consultation with legal counsel, any potential liability to the Company under such actions will not materially affect the Company’s financial position, liquidity, or results of operations.

Acquisition Earnout Payments

In connection with the acquisition of the Personal Coaching Division in fiscal 1997, the Company was required to pay contingent earnout payments, which concluded in fiscal 2001, to the owners of the Personal Coaching division’s predecessor. The contingent earnout payments were based upon the achievement of specified earnings goals during the measurement period defined in the acquisition agreement. The contingent earnout payments were recorded as additions to the original purchase price after considering the factors set forth in EITF Issue No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” The Company considered factors involving terms of continuing employment of key personnel, since the earnout payments were not automatically forfeited upon termination of key management, factors involving reasons for contingent payment provisions, such as the relative value of the purchase price to the value of the acquired entity, and factors regarding the formula for determining the contingent payment. Based upon these factors, the contingent earnout payments were recorded as additions to the original purchase price rather than compensation expense. The Company paid $1.9 million to the previous owners of the Personal Coaching Division during fiscal 2001. These earnout payments were recorded as goodwill when paid and were being amortized over the remaining life of the original purchased goodwill prior to the adoption of SFAS No. 142 in fiscal 2002. At August 31, 2003, the Company had no remaining non-compensatory contingent earnout liabilities.

10. CAPITAL TRANSACTIONS

Preferred Stock

Series A. As of August 31, 2003, the Company had issued 873,460 shares of Series A preferred stock. Series A preferred stock dividends accrue at an annual rate of 10.0 percent and were payable quarterly in cash or additional shares of Series A preferred stock, at the Company’s option, until July 1, 2002 as allowed by the Series A preferred stock agreement. Subsequent to that date, all Series A preferred stock dividends must be paid in cash. During fiscal 2002, the Company issued 42,088 shares of Series A preferred stock as payment for accrued preferred stock dividends. All other accrued Series A preferred stock dividends were paid in cash. At August 31, 2003 and 2002, the Company had $2.2 million of accrued Series A preferred dividends, which were included in other accrued liabilities in the Company’s consolidated balance sheets. Series A preferred stock is convertible at any time into the Company’s common stock at a conversion price of $14.00 per share and ranks senior to the Company’s common stock. Series A preferred stockholders generally have the same voting rights as common stock holders on an “as-converted” basis.

Series B. During fiscal 2002, the Company’s Board of Directors authorized 400,000 shares of Series B preferred stock. Series B preferred stock ranks junior to Series A preferred stock and ranks equivalent to common stockholders as to liquidation rights. Series B preferred stock has no voting rights, no preemptive or redemption rights, and has no dividend rights. Each share of Series B preferred stock may be converted into ten shares of the Company’s common stock subsequent to March 1, 2005. As of August 31, 2003, no shares of Series B preferred stock have been issued.

Treasury Stock

During the years ended August 31, 2003, 2002, and 2001, the Company issued 211,245, 151,388, and 164,496 shares of its common stock held in treasury to participants in the Company’s employee stock purchase plan and to those exercising incentive stock options. Proceeds from the issuance of these shares totaled $0.2 million, $0.5 million, and $1.0 million, during fiscal years 2003, 2002, and 2001.

Through August 31, 2000, the Company’s Board of Directors had approved various plans for the purchase of up to 8,000,000 shares of the Company’s common stock. As of November 25, 2000, the Company had purchased 7,705,000 shares of common stock under these board-authorized purchase plans. On December 1, 2000, the Board of Directors approved a plan to acquire up to an additional $8.0 million of the Company’s common stock. During fiscal 2001, the Company purchased 888,000 shares of its common stock for $7.1 million under the terms of the December 2000 purchase plan. In connection with board authorized acquisition plans, the Company purchased an aggregate total of 900,000 shares of its common stock for $7.2 million during fiscal 2001. No shares of the Company’s common stock were purchased during fiscal 2003 or fiscal 2002 under terms of any Board authorized purchase plan. However, the Company purchased 129,300, 25,000, and 41,000 shares of its common stock with a corresponding cost of $0.1 million, $0.1 million, and $0.3 million for exclusive distribution to participants in the Company’s employee stock purchase plan during fiscal years 2003, 2002, and 2001.

Stock Options

The Company’s Board of Directors has approved an incentive stock option plan whereby options to purchase shares of the Company’s common stock are issued to key employees at an exercise price not less than the fair market value of the Company’s common stock on the date of grant. The term, not to exceed ten years, and exercise period of each incentive stock option awarded under the plan are determined by a committee appointed by the Company’s Board of Directors. At August 31, 2003, the Company had approximately 1,165,000 shares available for granting under this incentive stock option plan.

A summary of nonqualified and incentive stock option activity is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price

Outstanding at August 31, 2000	1,748,007	$11.59
Granted:
At market value	203,000	7.44
To the CEO	1,602,000	14.00
Exercised	(19,861)	5.97
Forfeited	(93,117)	9.31

Outstanding at August 31, 2001	3,440,029	12.56
Granted	101,000	4.93
Forfeited	(496,748)	10.58

Outstanding at August 31, 2002	3,044,281	12.63
Granted	20,000	0.99
Forfeited	(329,670)	11.31

Outstanding at August 31, 2003	2,734,611	$12.71

During fiscal 2001, the Company’s shareholders ratified a Board-approved employment agreement for the Chief Executive Officer (“CEO”). Under terms of the ratified employment agreement, the CEO was granted 1.6 million options to purchase shares of the Company’s common stock. These options will be fully exercisable on August 31, 2007, and will be exercisable prior to August 31, 2007 only upon the achievement of specified common stock prices ranging from $20.00 per share to $50.00 per share. In addition, these options can only be exercised while the executive is employed as the Company’s CEO or Chairman of the Board of Directors.

The following table summarizes exercisable stock option information for the periods indicated:

AUGUST 31,	2003	2002	2001

Exercisable stock options	1,023,486	1,019,457	1,039,672
Weighted average
exercise price per share	$11.37	$12.48	$13.27

The following information applies to the Company’s stock options outstanding at August 31, 2003:

o	The Company has 429,151 options outstanding that have exercise prices between $0.99 and $7.75 per share, with a weighted average exercise price of $5.88 per share and a weighted average remaining contractual life of 5.2 years. At August 31, 2003, 361,026 of these options were exercisable.

o	A total of 452,350 options outstanding have exercise prices ranging from $7.94 and $11.83 per share, with a weighted average exercise price of $9.41 per share and a weighted average remaining contractual life of 5.8 years. At August 31, 2003, 411,350 of these options were exercisable.

o	The 1,602,000 outstanding options granted to the Company’s CEO under terms of a Board and shareholder approved employment agreement have an exercise price of $14.00 per share, with a weighted average remaining contractual life of 7.0 years. At August 31, 2003, none of these stock options were exercisable.

o	The remaining 251,110 stock options outstanding have exercise prices between $14.69 per share and $34.25 per share, with a weighted average exercise price of $21.93 per share and a weighted average remaining contractual life of 3.0 years. At August 31, 2003, all of these options were exercisable.

11. MANAGEMENT COMMON STOCK LOAN PROGRAM

The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of the Company’s common stock. The loan program closed during fiscal 2001 with 3,825,000 shares of common stock purchased by the loan participants for a total cost of $33.6 million. The loans in the management stock loan program accrue interest at 9.4 percent (compounded quarterly), are full-recourse to the participants, and are recorded as a reduction to shareholders’ equity in the Company’s consolidated balance sheets. Although interest accrues against the participants over the life of the loans, the Company ceased recording interest receivable (and related interest income) related to these loans during the third quarter of fiscal 2002. However, loan participants remain obligated to pay all accrued interest upon maturity of the loans, which occurs in March 2005. As of August 31, 2003, the total outstanding loans and recorded accrued interest receivable was $37.3 million.

The Company utilizes a systematic methodology for determining the level of loan loss reserves that are appropriate for the management common stock loan program. A key factor considered by the methodology is the current market value of the common stock acquired and held by the participants. Other factors considered by the methodology include: the liquid net worth of the participants; the risks of pursuing collection actions against key employees; the probability of sufficient participant repayment capability based upon proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on the Company’s ability to collect the loans. Additionally, the methodology takes into account the fact that the Company may not hold the participants’ shares of stock as collateral due to certain laws and regulations. Based upon the reserve methodology, the Company recorded increases to the loan loss reserve totaling $3.9 million, $24.8 million, and $1.1 million for the fiscal years ended August 31, 2003, 2002, and 2001. The Company had aggregate loan loss reserves totaling $29.7 million and $25.8 million at August 31, 2003 and 2002, which reduced notes and interest receivable from financing common stock purchases by related parties in the respective consolidated balance sheets. At August 31, 2003, the principal amount of the participants’ loans plus recorded accrued interest exceeded the market value of the common stock acquired by the participants by $32.6 million, of which $29.7 million has been reserved. Should the value of the common stock acquired by the participants continue to be insufficient to cover the loans outstanding during the loan term, the loan loss reserve methodology provides a basis to be fully reserved for the difference between the value of the loans outstanding and the market value of the acquired stock, plus estimated collection and other related costs, prior to the March 2005 maturity date of the loans. The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon its financial position and future cash flows compared to full collection of the loans.

The establishment of reserves for potential management stock loan losses requires significant estimates and judgment by the Company’s management. These estimates and projections are subject to change as a result of various economic and market factors, most of which are not within the Company’s control. As a result, the reserve for management stock loan losses could fluctuate significantly in future periods.

12. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The book value of the Company’s financial instruments approximates their fair value. However, the assessment of the fair values of the Company’s financial instruments is based on a variety of factors and assumptions. Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2003 or 2002, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement. The following methods and assumptions were used to determine the fair values of the Company’s financial instruments, none of which were held for trading or speculative purposes:

Cash and Cash Equivalents – The carrying amounts of cash and cash equivalents approximate their fair values due to the short-term maturity of these instruments.

Accounts Receivable – The carrying value of accounts receivable approximate their fair value due to the short-term maturity and expected collection of these instruments.

Other Assets – The Company’s other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt – The fair values of the Company’s debt balances were estimated by using discounted cash flow analyses based upon market rates available to the Company for similar debt with the same remaining maturities. Debt balances at August 31, 2003 and 2002 primarily consisted of mortgages on various buildings used by the Company.

Derivative Instruments

During the normal course of business, the Company is exposed to foreign currency exchange risk and interest rate risk. To manage risks associated with foreign currency exchange and interest rates, the Company makes limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, the Company’s derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into derivative contracts for trading or speculative purposes, and the Company was not a party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument, and thus, are not a measure of exposure to the Company through its use of derivatives. Additionally, the Company enters into derivative agreements only with highly rated counterparties and does not expect to incur any losses resulting from non-performance by other parties.

Foreign Currency Exposure – The Company has international operations and during the normal course of business is exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. During fiscal 2003 and fiscal 2002, the Company utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. These contracts did not meet specific hedge accounting requirements and corresponding gains and losses on these contracts were included in selling, general, and administrative expenses in the Company’s consolidated statements of operations. As of August 31, 2003, all of the Company’s foreign currency forward contracts were settled. The Company’s use of foreign currency forward contracts during fiscal years 2003, 2002, and 2001 resulted in net losses totaling $0.5 million and $0.3 million, and a net gain of $0.2 million for those respective periods.

Interest Rate Risk Management – Under the provisions of interest rate swap agreements, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to a contracted notional amount. When appropriate, the Company designates interest rate swaps as hedges of risks associated with specific assets, liabilities, or future commitments, and these contracts are monitored to determine whether the underlying agreements remain effective hedges. The interest rate differential on interest rate swaps is recognized as interest expense or income over the term of the agreement. Due to the limited nature of its interest rate risk, the Company does not make regular use of interest rate derivatives and the Company was not a party to any interest rate derivative instruments during fiscal 2003.

In connection with the management common stock loan program (Note 11), the Company entered into an interest rate swap agreement. As a result of a credit agreement obtained during fiscal 2001, the notes receivable from the loan participants, corresponding debt, and the interest rate swap agreement were recorded on the Company’s consolidated balance sheet at August 31, 2001. Under terms of its then-existing credit agreement, the Company was obligated to use a portion of the proceeds from the sale of Premier (Note 13) to retire the majority of its outstanding debt, including the amount related to the management common stock loan program. As a result of this transaction, the underlying obligation of the interest rate swap was settled and the interest rate swap agreement was transformed from a hedge instrument to a speculative instrument, which was settled during fiscal 2002 for a cash payment of $4.9 million. As a result of this transaction, the loss on the settlement of the interest rate swap agreement was recorded in the Company’s fiscal 2002 consolidated statement of operations. The interest rate differential on the interest rate swap agreement totaled $0.6 million in fiscal 2002 prior to its settlement.

13. DISCONTINUED OPERATIONS

During fiscal 2002, the Company sold the operations of Premier and discontinued its on-line planning service offered at franklinplanner.com. Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of these operations were classified as discontinued operations in the accompanying consolidated statements of operations, net of tax, for fiscal 2002 and fiscal 2001. The net income (loss) from discontinued operations consisted of the following for the years indicated (in thousands):

YEAR ENDED AUGUST 31,	2002	2001

Pre-tax income (loss) from
Premier operations	$(8,877)	$11,264
Pre-tax loss from franklin-
planner.com operations	(2,762)	(4,884)

Total pre-tax income (loss)
from discontinued operations	(11,639)	6,380

Income tax benefit
(provision) from Premier
operations	3,033	(6,074)
Income tax benefit from
franklinplanner.com operations	1,022	1,807

Total income tax benefit
(provision) from
discontinued operations	4,055	(4,267)

Income (loss) from
discontinued operations,
net of income tax	$(7,584)	$2,113

The operating results of Premier for fiscal 2002 include results from a period during which Premier did not record significant sales. The operations of franklinplanner.com were discontinued during August 2002. Additional information regarding the sale of Premier and the termination of franklinplanner.com is provided below.

Sale of Premier Agendas

Effective December 21, 2001, the Company sold Premier Agendas, Inc., a wholly owned subsidiary located in Bellingham, Washington, and Premier School Agendas Ltd., a wholly owned subsidiary organized in Ontario, Canada, (collectively, “Premier”) to School Specialty, Inc., a Wisconsin-based company that specializes in providing products and services to students and schools. Premier provided productivity and leadership solutions to the education industry, including student and teacher planners. The sale price was $152.5 million in cash, plus the retention of Premier’s working capital, which was received in the form of a $4.0 million promissory note from the purchaser. Prior to the sale closing, the Company received cash distributions from Premier’s working capital that totaled approximately $7 million. The Company received full payment on the promissory note plus accrued interest during June 2002. In addition, the Company recorded a receivable from Premier totaling $0.8 million related to income tax payments, the majority of which has been received as of August 31, 2003. The Company recognized a pretax gain of $99.9 million ($64.9 million after applicable taxes) on the sale of Premier, which was recorded as a gain on the sale of discontinued operations in fiscal 2002.

For segment reporting purposes, the operating results of Premier were historically included in the Education Business Unit, which was dissolved subsequent to the sale of Premier during fiscal 2002. The Company recorded $5.3 million and $85.4 million in sales from Premier for the fiscal years ended August 31, 2002 and 2001.

Under terms of the Company’s then-existing credit facilities, $92.3 million of the proceeds from the sale of Premier were used to pay off and terminate the Company’s term loan and revolving credit line.

Termination of Franklinplanner.com

During fiscal 2002, the Company discontinued the on-line planning services provided at franklinplanner.com. The Company acquired franklinplanner.com during fiscal 2000 and intended to sell on-line planning as a component of its productivity solutions for both organizations and individuals. However, due to competitors that offered free on-line planning and other related factors, the Company was not able to create a profitable business model for the operations of franklinplanner.com. Although the Company was unable to generate revenue from the on-line planning services offered at franklinplanner.com, an on-line planning tool was considered a key component of the Company’s overall product and services offerings and franklinplanner.com continued to operate during fiscal 2001 and fiscal 2002. However, due to lack of demand for its services and the need to reduce operating expenses, the Company terminated franklinplanner.com during the fourth quarter of fiscal 2002.

Franklinplanner.com did not record any sales during fiscal 2002 or fiscal 2001. The operating results of franklinplanner.com were historically included as a component of corporate expenses for segment reporting purposes.

14. LOSS ON IMPAIRED ASSETS

As required by the provisions of SFAS No. 144, the Company regularly reviews its long-lived assets for events or circumstances that indicate an asset may not be realizable. The Company’s losses on impaired assets consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2003	2002	2001

Investment in
unconsolidated
subsidiary - Agilix	$872
Covey trade name		$4,000
Note receivable from
sale of subsidiary		2,282
Capitalized software
development costs		1,758	$801
Computer software		1,097
Other		47

	$872	$9,184	$801

During fiscal 2003, the Company purchased approximately 20 percent of the capital stock (on a fully diluted basis) of Agilix for cash payments totaling $1.0 million (Note 5). Agilix is a development stage enterprise that develops software applications, including software for “Tablet PCs.” Although the software developed by Agilix continues to be sold with Tablet PCs, uncertainties surrounding Agilix’s business plan developed during the Company’s fiscal quarter ended March 1, 2003, and their potential adverse effects on Agilix’s operations and future cash flows were significant. As a result, the Company determined that its ability to recover the carrying value of its investment in Agilix was remote. Accordingly, the Company impaired and expensed its remaining investment in Agilix during the quarter ended March 1, 2003.

As discussed in Note 3, the Company reassessed the carrying value of the Covey trade name, an indefinite-lived intangible asset under the provisions of SFAS No. 142. Due to significant sales declines associated with the Covey trade name during fiscal 2002, the Company recorded a $4.0 million impairment charge during the fourth quarter of fiscal 2002.

The note receivable from the sale of the commercial division of Publishers’ Press became impaired when the purchaser declared bankruptcy during fiscal 2002. The note receivable was guaranteed by the parent company of the purchaser, however, the parent company also became insolvent during fiscal 2002 and the possibility of recovery on the note became remote.

The Company regularly reviews its property and equipment and capitalized computer software for impairment whenever circumstances indicate that the carrying amount of the asset may not be realizable. The Company recorded impairment charges totaling $1.8 million and $0.8 million during fiscal 2002 and fiscal 2001 for capitalized software development costs related to software products that produced less-than-expected sales volume. The Company also recorded a $1.1 million impairment charge related to a customer database management software application, developed and installed by an external company, which became obsolete when the Company selected a new database software provider.

15. EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

The Company has defined contribution profit sharing plans for its employees that qualify under Section 401(k) of the Internal Revenue Code. These plans provide retirement benefits for employees meeting minimum age and service requirements. Qualified participants may contribute up to 50 percent of their gross wages, subject to certain limitations. These plans also provide for matching contributions to the participants that are paid by the Company. The matching contributions, which were expensed as incurred, from continuing operations totaled $1.0 million, $1.2 million, and $1.5 million for the fiscal years ended August 31, 2003, 2002, and 2001.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of the Company’s common stock at a price equal to 85 percent of the fair market value of the common stock at the time of purchase. A total of 211,245, 151,388, and 144,035 shares were issued under this plan for the years ended August 31, 2003, 2002, and 2001. Remaining shares available for issuance under the employee stock purchase plan totaled 367,770 at August 31, 2003. The Company accounts for its employee stock purchase plan using the intrinsic method as defined in the provisions of APB Opinion 25 and related interpretations.

Deferred Compensation Plan

The Company has a deferred compensation plan that provides certain key officers and employees the ability to defer a portion of their compensation until a later date. The Company incurred and expensed charges totaling $0.2 million during each of the fiscal years ended August 31, 2003, 2002, and 2001 related to its deferred compensation plan. Deferred compensation amounts used to pay benefits are held in a “rabbi trust,” which invests in various mutual funds and/or the Company’s common stock as directed by the plan participants. The trust assets are recorded in the Company’s consolidated balance sheets because they are subject to the claims of the Company’s creditors. The corresponding deferred compensation liability represents the amounts deferred by plan participants plus any earnings or minus any losses on the trust assets. The plan’s assets totaled $2.0 million and $2.1 million at August 31, 2003 and 2002, while the plan’s liabilities totaled $1.6 million and $1.9 million for the corresponding years. The assets and liabilities of the deferred compensation plan were recorded in other long-term assets and long-term liabilities, as appropriate, in the accompanying consolidated balance sheets.

16. INCOME TAXES

The benefit (provision) for income taxes from continuing operations consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2003	2002	2001

Current:
Federal	$1,940	$21,982	$5,531
State	(29)	2,434	533
Foreign	(696)	(1,027)	(1,545)

	1,215	23,389	4,519

Deferred:
Federal	$15,739	23,714	(421)
State	836	3,237	(98)
Foreign	1,322
Valuation allowance	(16,575)	(24,627)

	1,322	2,324	(519)

	$2,537	$25,713	$4,000

Allocation of the total income tax benefit (provision) was as follows (in thousands):

YEAR ENDED AUGUST 31,	2003		2002	2001

Continuing operations		$2,537	$25,713	$4,000
Discontinued operations			4,055	(4,267)
Gain on sale of
discontinued operations			(35,094)
Cumulative effect of change
in accounting principle			13,948

		$2,537	$8,622	$(267)

Comprehensive loss
items:
Tax effect from
valuation of an
interest rate swap
agreement	$		$(1,827)	$1,827

Income (loss) from continuing operations before the benefit from income taxes consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2003	2002	2001

United States	$(49,247)	$(124,191)	$(20,132)
Foreign	1,457	2,012	2,936

	$(47,790)	$(122,179)	$(17,196)

The differences between income taxes at the statutory federal income tax rate and income taxes reported from continuing operations in the consolidated statements of operations were as follows:

YEAR ENDED AUGUST 31,	2003	2002	2001

Federal statutory
income tax rate	35.0%	35.0%	35.0%
State income taxes, net
of federal effect	1.7	3.0	1.6
Deferred tax valuation
allowance	(34.7)	(18.2)
Intangible asset
amortization	2.0	(0.5)	(7.0)
Effect of foreign losses
and income tax rate
differential	(1.3)	0.1	(1.2)
Resolution of tax matters	2.8
Other	(0.2)	1.6	(5.1)

	5.3%	21.0%	23.3%

A recent history of operating losses has precluded the Company from demonstrating that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of deferred income tax assets, deferred income tax deductions, and foreign tax carryforwards, will be realized. Accordingly, the Company recorded valuation allowances on all of its deferred income tax assets generated in the United States.

Intangible asset amortization consists of non-deductible amortization related to content and goodwill generated by the fiscal 1997 merger with the Covey Leadership Center and certain other acquisitions. During fiscal 2003, the Company recognized a deferred tax benefit for deductible goodwill amortization in Japan.

Various income tax matters were resolved during the year ended August 31, 2003, which resulted in a net tax benefit to the Company.

Other items include various non-deductible expenses, including certain meals, entertainment, and disallowed compensation expenses that occur in the normal course of business, but which had a magnified effect on the tax rate due to a relatively small loss in fiscal 2001.

Significant components of the Company’s deferred tax assets and liabilities were comprised of the following (in thousands):

YEAR ENDED AUGUST 31,	2003	2002

Deferred income tax assets:
Loan loss reserve on
management stock loans	$13,444	$10,605
Net operating loss
carryforward	10,741
Property and equipment
depreciation	7,158	3,354
Intangible asset
amortization and
impairment	6,847	6,483
Impairment of investment
in Franklin Covey
Coaching, LLC	5,348	5,382
Inventory and bad debt
reserves	2,843	3,115
Foreign income tax credit
carryforward	2,246	2,450
Sales returns and
contingencies	1,581	1,588
Restructuring and
severance cost accruals	1,191	1,411
Vacation and other
accruals	1,382	829
Deferred compensation	619	722
Alternative minimum tax
carryforward	478
Interest and inventory
capitalization	376	485
Investment in Agilix	375
Reserves related to
discontinued operations	90	382
Other	489	451

Total deferred income tax assets	55,208	37,257
Less: valuation allowance	(41,584)	(25,009)

Net deferred income tax assets	13,624	12,248

Deferred income tax
liabilities:
Intangibles and property
and equipment step-ups	(11,706)	(12,171)
Unremitted earnings of
foreign subsidiaries	(518)
Other	(78)	(77)

Total deferred income tax
liabilities	(12,302)	(12,248)

Net deferred income taxes	$1,322	$--

The net deferred tax asset is recorded as a component of other long-term assets in the Company’s consolidated balance sheet at August 31, 2003.

The federal net operating loss carryforward generated in fiscal 2003 of $28.7 million expires on August 31, 2023. The state net operating loss carryforward of $28.6 million generated in fiscal 2003 primarily expires between August 31, 2006 and August 31, 2018. The foreign income tax credit carryforward of $2.2 million that was generated during fiscal 2002 expires on August 31, 2007.

17. NET LOSS PER COMMON SHARE

Basic earnings (loss) per share (“EPS”) is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate. During periods of net loss from continuing operations, all common stock equivalents, including the effect of common shares from the issuance of preferred stock on an “as converted” basis, are excluded from the diluted EPS calculation. Significant components of the numerator and denominator used for basic and diluted EPS were as follows for the years indicated (in thousands, except per share amounts):

YEAR ENDED AUGUST 31,	2003	2002	2001

Loss from continuing
operations	$(45,253)	$(96,466)	$(13,196)
Preferred stock
dividends	(8,735)	(8,681)	(8,153)

Loss from continuing
operations and
preferred stock
dividends	(53,988)	(105,147)	(21,349)
Income (loss) from
discontinued
operations, net of
income taxes		(7,584)	2,113
Gain on sale of
discontinued
operations, net of
income taxes		64,851

Loss before
cumulative effect of
accounting change	(53,988)	(47,880)	(19,236)
Cumulative effect of
accounting change,
net of income taxes		(61,386)

Net loss attributable
to common
shareholders	$(53,988)	$(109,266)	$(19,236)

Loss from continuing
operations and
preferred stock
dividends per share:
Basic and diluted	$(2.69)	$(5.29)	$(1.06)
Income (loss) from
discontinued
operations, net of
income taxes, per
share:
Basic and diluted		(.38)	.11
Gain on sale of
discontinued
operations, net of
income taxes, per
share:
Basic and diluted		3.26

Loss before
cumulative effect of
accounting change
per share:
Basic and diluted	(2.69)	(2.41)	(.95)
Cumulative effect of
accounting change,
net of tax, per share:
Basic and diluted		(3.08)

Net loss attributable
to common
shareholders per share:
Basic and diluted	$(2.69)	$(5.49)	$(.95)

Basic and diluted
weighted-average
number of common
shares outstanding	20,041	19,895	20,199

Due to their antidilutive effect, the following incremental shares from the effect of preferred stock on an “as converted basis” and options to purchase common stock have been excluded from the diluted EPS calculation:

YEAR ENDED AUGUST 31,	2003	2002	2001

Number of preferredshares
on an "as converted" basis	6,238,957	6,238,957	5,829,689
Common stock
equivalents from the
assumed exercise of
"in-the- money" stock
options
	2,106		55,692

	6,241,063	6,238,957	5,885,381

18. STATEMENTS OF CASH FLOWS

The following supplemental disclosures are provided for the consolidated statements of cash flows (in thousands):

YEAR ENDED AUGUST 31,	2003	2002	2001

Cash paid (received)
for:
Income taxes	$4,637	$(4,599)	$1,140
Interest	159	3,901	5,927
Fair value of assets
acquired	--	--	$4,432
Cash paid for net
assets	--	--	(4,432)

Liabilities assumed
from acquisitions	$--	$--	$--

Tax effect of exercise
of affiliate stock
options	$--	$--	$25

Non-Cash Investing and Financing Activities

At August 31, 2003 and 2002, the Company had accrued preferred dividends totaling $2.2 million. Prior to July 1, 2002, the Company had the option to pay accrued dividends with cash or additional shares of preferred stock. As required by the Series A preferred stock agreement, subsequent to July 1, 2002 all accrued preferred dividends must be paid with cash. Payments for preferred stock dividends were as follows (in thousands):

YEAR ENDED AUGUST 31,	2003	2002	2001

Preferred stock
dividends paid with
cash	$8,735	$4,367	$6,084
Preferred stock
dividends paid with
additional shares of
preferred stock	--	4,208	2,028

	$8,735	$8,575	$8,112

In connection with a credit agreement obtained during fiscal 2001, the Company acquired $33.6 million of notes receivable from the participants in the management common stock loan program.

On September 1, 2000, the Company contributed substantially all of the assets of its Personal Coaching division to form Franklin Covey Coaching, LLC (Note 4), a joint venture formed to provide personal coaching services. The carrying value of the assets contributed to Form FCC was $18.2 million, net of $0.3 million of cash contributed to the joint venture.

Acquisition Activities

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

19. RESTRUCTURING AND STORE CLOSURE COSTS

During fiscal 2003, the Company closed certain retail stores and incurred severance and lease termination costs related to these store closures. These costs are included as a component of selling, general, and administrative expenses in the Company’s consolidated statement of operations for fiscal 2003.

During fiscal 1999, the Company’s Board of Directors approved a plan to restructure the Company’s operations, reduce its workforce, and formally exit the majority of the Company’s leased office space located in Provo, Utah. The Company recorded a $16.3 million restructuring charge during fiscal 1999 to record the expected costs of these activities. Included in the restructuring charge were costs to provide severance and related benefits, as well as expected costs to formally exit the leased office space. This restructuring plan was substantially completed during fiscal 2000.

The components of the remaining restructuring and store closure accruals were as follows (in thousands):

	Severance Costs	Leased Space Exit Costs	Total

Balance at August 31, 2001	$301	$2,211	$2,512
Amounts utilized	(275)	(308)	(583)

Balance at August 31, 2002	26	1,903	1,929
Charges to the accrual	576	2,758	3,334
Amounts utilized	(298)	(1,515)	(1,813)

Balance at August 31, 2003	$304	$3,146	$3,450

The remaining accrued leased space exit costs at August 31, 2003 represent the difference between base rental charges and offsetting expected sublease receipts. Although the Company expects that the accrual will be sufficient to exit the leased space, changes in the commercial real estate market, which are impacted by numerous elements that are not within the control of the Company, may require further adjustments to the accrual. At August 31, 2003 and 2002, $2.0 million and $1.6 million of the accrual were included in other long-term liabilities.

20. SEGMENT INFORMATION

Reportable Segments

Following the sale of Premier in fiscal 2002, the Company now has two reporting segments: the Consumer Business Unit (“CBU”) and the Organizational Solutions Business Unit (“OSBU”). The operating results of Premier and the Company’s other products and services designed for teachers and students were previously reported in the Education Business Unit, which was dissolved in fiscal 2002. The Company’s remaining teacher and student programs and products are now reported as a component of OSBU results of operations. The following is a description of the Company’s reporting segments and their primary activities.

Consumer Business Unit – This business unit is primarily focused on sales to individual customers and includes the results of the Company’s 153 domestic retail stores, 10 international retail stores (all of which were closed in August 2003), catalog and eCommerce operations, and other related distribution channels, including wholesale sales, government product sales, office superstores, and manufacturing operations. Although CBU sales primarily consist of products such as planners, binders, software, and handheld electronic planning devices, virtually any component of the Company’s leadership and productivity solutions can be purchased through the various CBU channels.

Organizational Solutions Business Unit – The OSBU is primarily responsible for the development, marketing, sale, and delivery of productivity, leadership, sales performance, and communication training solutions directly to organizational clients, including other companies, the government, and educational institutions. The OSBU includes the financial results of the Organizational Solutions Group (“OSG”) and international operations, except for international retail stores. The OSG is responsible for the domestic sale and delivery of productivity, leadership, sales performance, and communication training solutions to corporations and includes sales of training seminars to administrators, teachers, and students, which were previously reported with the operating results of Premier. The OSG is also responsible for consulting services that compliment the Company’s productivity and leadership training solutions. The Company’s international sales group includes the operating results of its directly owned offices and royalty revenues from licensees.

The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”), and each of the Company’s business units has a president who reports directly to the CEO. The primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (“EBITDA”), which may not be calculated as similarly titled amounts calculated by other companies. For segment reporting purposes, the Company’s consolidated EBITDA can be calculated as the loss from operations less reported depreciation and amortization charges.

In the normal course of business, the Company may make structural and cost allocation revisions to its segment information to reflect changes within the organizational structure. During the first quarter of fiscal 2003, the Company began allocating certain computer and information services costs to the business units that were previously recorded as a component of corporate expenses. In addition, certain other structural changes were made, such as the reclassification of certain wholesale operations and government products sales, which are now recorded in the CBU segment and were previously recorded in the OSBU segment. All prior period segment information has been revised to conform to the most recent classifications and organizational changes. The Company accounts for its segment information on the same basis as the accompanying consolidated financial statements.

SEGMENT INFORMATION
(in thousands)

	Consumer Business Unit			Organizational Solutions Business Unit

Year Ended August 31, 2003	Retail	Catalog/ eCommerce	Other CBU	OSG	International	Education	Corporate and Eliminations	Consolidated

Sales to external
customers	$112,054	$56,177	$23,935	$74,306	$40,688			$307,160
Gross margin	56,598	31,181	4,954	48,574	28,252			169,559
EBITDA	(4,020)	8,889	(11,904)	(2,234)	7,262		$(14,877)	(16,884)
Depreciation	11,291	2,659	1,943	1,712	1,105		7,685	26,395
Amortization			365	3,949	65		7	4,386
Significant non-cash
items:
Provision for losses on
management stock							3,903	3,903
loan program
Impairment (recovery)
of investment in FCC				(1,644)				(1,644)
Loss on impaired assets			872					872
Segment assets	20,598	1,365	12,547	95,068	19,580		110,583	259,741
Capital expenditures	905	1,137	210	112	786		1,051	4,201
Year Ended
August 31, 2002

Sales to external
customers	$122,496	$64,802	$22,326	$82,095	$41,279			$332,998
Gross margin	62,207	36,341	5,519	50,603	28,959			183,629
EBITDA	2,289	5,939	(19,169)	(35,075)	6,646		$(44,193)	(83,563)
Depreciation	11,181	3,593	2,428	2,014	1,257		13,870	34,343
Amortization			473	4,188			6	4,667
Significant non-cash
items:
Provision for losses on
management stock							24,775	24,775
loan program
Impairment (recovery)
of investment in FCC				16,323				16,323
Loss on impaired assets		1,425	3,093	4,619	47			9,184
Discontinued operations,
net of tax						$(5,844)	(1,740)	(7,584)
Segment assets	30,989	2,894	15,050	100,036	22,702		133,067	304,738
Capital expenditures	2,573	4,039	169	416	1,149	98	2,150	10,594
Year Ended
August 31, 2001

Sales to external
customers	$156,299	$92,449	$34,840	$110,675	$45,518			$439,781
Gross margin	79,637	51,665	14,022	72,744	31,731			249,799
EBITDA	22,800	24,755	(8,571)	(3,110)	10,790		(23,176)	23,488
Depreciation	8,424	880	2,939	1,708	866		12,624	27,441
Amortization	114		1,862	8,289	537		38	10,840
Significant non-cash
items:
Provision for losses on
management stock							1,052	1,052
loan program
Loss on impaired assets			201	500			100	801
Discontinued operations, net of tax						5,190	(3,077)	2,113
Segment assets	36,867	1,307	38,555	177,563	24,094	109,508	148,586	536,480
Capital expenditures	15,996	1,346	2,454	2,263	1,689	2,166	1,113	27,027

A reconciliation of reportable segment EBITDA to consolidated loss from continuing operations is provided below (in thousands):

YEAR ENDED AUGUST 31,	2003	2002	2001

Reportable segment
EBITDA	$(2,007)	$(39,370)	$46,664
Provision for losses on
management stock loans	(3,903)	(24,775)	(1,052)
Corporate expenses	(10,974)	(19,418)	(22,124)

Consolidated EBITDA	(16,884)	(83,563)	23,488
Depreciation	(26,395)	(34,343)	(27,441)
Amortization	(4,386)	(4,667)	(10,840)

Consolidated loss
from operations	$(47,665)	$(122,573)	$(14,793)
Equity in earnings
(losses) of
unconsolidated
subsidiary	(128)	4,316	2,088
Interest income	665	3,112	3,180
Interest expense	(248)	(2,784)	(7,671)
Loss on interest rate swap		(4,894)
Other income
(expense), net	(414)	644

Loss from continuing
operations before
income taxes	$(47,790)	$(122,179)	$(17,196)

Interest expense and interest income are primarily generated at the corporate level and are not allocated to the reportable segments. Income taxes are likewise calculated and paid on a corporate level (except for entities that operate in foreign jurisdictions) and are not allocated to reportable segments for analysis.

Corporate assets, such as cash, accounts receivable, and other assets are not generally allocated to reportable business segments for business analysis purposes. However, inventories, intangible assets, goodwill, identifiable fixed assets, certain other assets are classified by segment. A reconciliation of segment assets to consolidated assets is as follows (in thousands):

AUGUST 31,	2003	2002	2001

Reportable segment
assets of continuing
operations	$148,951	$171,671	$278,386
Segment assets of
discontinued
operations:
Premier Agendas			109,508
Franklinplanner.com			7,744
Corporate assets	111,582	133,806	144,511
Intercompany accounts
receivable	(792)	(739)	(3,669)

	$259,741	$304,738	$536,480

Enterprise-Wide Information

The Company’s revenues are derived primarily from the United States. However, the Company also operates directly owned offices or contracts with licensees to provide products and services in various countries throughout the world. The Company’s consolidated revenues and long-lived assets from continuing operations were as follows (in thousands):

AS OF OR FOR YEAR ENDED AUGUST 31,	2003	2002	2001

Net sales:
United States	$262,463	$286,399	$387,924
Americas	14,590	16,807	20,266
Japan/Greater China	16,025	14,640	16,567
Europe/Middle East	9,184	9,693	8,704
Australia	3,428	3,093	3,108
Others	1,470	2,366	3,212

	$307,160	$332,998	$439,781

Long-lived assets:
United States	$145,312	$177,842	$296,807
Americas	2,531	3,174	5,297
Japan/Greater China	3,414	2,093	6,142
Europe/Middle East	671	650	396
Australia	464	240	926

	$152,392	$183,999	$309,568

Amounts presented under the “Americas” caption include North and South America, except the United States. The Australia caption includes financial information from Australia, New Zealand, and neighboring countries such as Indonesia and Malaysia. Intersegment sales were immaterial and were eliminated in consolidation.

21. RELATED PARTY TRANSACTIONS

During the fiscal years ended August 31, 2003 and 2002, the CEO decided to forgo his salary, which totaled $0.5 million per year. In accordance with SEC rules and regulations, the Company recorded compensation expense for the unpaid salary and recorded a corresponding increase to paid-in capital.

The Company pays both Vice-Chairmen of the Board of Directors a percentage of the proceeds received for seminars that are presented by them. During the fiscal years ended August 31, 2003, 2002, and 2001, the Company paid the Vice-Chairmen $0.9 million, $1.9 million, and $3.5 million for their seminar presentations.

The Company, under a long-term agreement, leases office space in buildings that are owned by a partnership partially owned by a Vice-Chairman of the Board of Directors and certain other employees of the Company. The Company paid rental and related building expenses to the partnership totaling $2.0 million, $2.1 million, and $2.1 million for the fiscal years ended August 31, 2003, 2002, and 2001. These buildings are currently being subleased to a third party. For further information regarding this sublease, refer to Note 8.

As part of a preferred stock offering to a private investor, an affiliate of the investor, who was then a director of the Company, was named as the Chairman of the Board of Directors and CEO. In addition, two affiliates of the private investor were named to the Company’s Board of Directors. In connection with the preferred stock offering, the Company pays an affiliate of the investor $0.4 million per year for monitoring fees.

During fiscal 2002, the Company entered into a consulting agreement with a member of the Board of Directors to assist the Company with various projects and transactions, including the sale of Premier and new product offerings. The consulting agreement expired in December 2002 and the Company paid $0.1 million and $0.2 million during fiscal 2003 and fiscal 2002 for services under terms of the agreement.

During fiscal 2002, the Company entered into a sabbatical and severance agreement with one of its officers who was also a member of the Company’s Board of Directors. The agreement provides for payments totaling $0.9 million in cash through November 2004. The compensation cost of this agreement was expensed during fiscal 2002 as the Company will receive no benefit or future services for the payments. During fiscal 2003, the Company issued a non-exclusive license agreement for certain intellectual property to this former officer and member of the Board. The Company received a nominal amount to establish the license agreement. No license payments were required to be paid to the Company under terms of this license agreement during fiscal 2003.

The Company has licensed certain intellectual property, on a non-exclusive basis, to a company in which a Vice-Chairman of the Board of Directors is a principal shareholder. Under terms of the non-exclusive license agreement, the Company will not receive payments from the use of this intellectual property.

As part of a severance agreement with a former CEO, the Company offered the former CEO the right to purchase 121,250 shares of the Company’s common stock for $0.9 million. In order to facilitate the purchase of these shares, the Company received a non-recourse promissory note, which was due September 2003, and bore interest at 10.0 percent. Subsequent to August 31, 2003, the former CEO declined the opportunity to purchase these shares and the note receivable, which was recorded as a reduction of shareholders’ equity at August 31, 2003, was canceled. The shares, which were held by the Company pending the purchase of the shares, were returned to treasury stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

In June 2002, the Company dismissed its former independent auditors, Arthur Andersen LLP, and engaged KPMG LLP. Additional information regarding this change in independent auditors is contained in the Company’s report on Form 8-K filed June 6, 2002, which was subsequently amended on July 10, 2002.

Item 9A. Controls and Procedures

(a)

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized, and reported within the appropriate time periods. The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2003 and, based upon that evaluation, which disclosed no significant deficiencies or material weaknesses, have concluded that such disclosure controls and procedures are effective.

(b)

During the fourth quarter of fiscal 2003, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information required by this Item is incorporated by reference to the sections entitled “Election of Directors” and “Executive Officers” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 9, 2004. The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

The Board of Directors has determined that one of the Audit Committee members, Robert Daines, is a "financial expert" as defined in Regulation S-K 401(h) adopted under the Securities Exchange Act of 1934, as amended.

The Company has adopted a code of ethics for its senior financial officers that include the Chief Executive Officer, the Chief Financial Officer, and other members of the Company’s financial leadership team. The Code of Ethics for the senior financial officers has been provided as an exhibit to this report (Exhibit 14). This code of ethics will be available on our website at www.franklincovey.com. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Company’s code of ethics by posting such information on its website.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections entitled “Election of Directors” and “Executive Compensation” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 9, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Plan Category	[a] Number of securities to be issued upon exercise of outstanding options, warrants and rights	[b] Weighted-average exercise price of outstanding options, warrants, and rights	[c] Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])

	(in thousands)		(in thousands)
Equity compensation plans approved by security holders	2,667	$ 12.89	1,165
Equity compensation plans not approved by security holders	68	$ 5.57	None

Shares in the equity compensation plans not approved by security holders consist of non-qualified options issued to employees from principal stockholders of the Company. There have been no non-qualified options issued since 1992.

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 9, 2004.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 9, 2004.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section entitled “Selection of Auditor” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 9, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents Filed
1.	Financial Statements. The consolidated financial statements of the Company and Independent Auditors’ Report thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2003, are as follows:
Independent Auditors’ Report
Consolidated Balance Sheets at August 31, 2003 and 2002
Consolidated Statements of Operations and Comprehensive Loss for the years ended August 31, 2003, 2002, and 2001
Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2003, 2002, and 2001
Consolidated Statements of Cash Flows for the years ended August 31, 2003, 2002, and 2001
Notes to Consolidated Financial Statements
2.	Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith

3.1	Revised Articles of Incorporation of the Registrant	(1)
3.2	Amended and Restated Bylaws of the Registrant	(1)
3.3	Articles of Amendment to Revised Articles of Incorporation of the Registrant (filed as Exhibit 2 to Schedule 13D)	(5)
4.1	Specimen Certificate of the Registrant's Common Stock, par value $.05 per share	(2)
4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999 filed as Exhibits 1 and 3 to Schedule 13D)	(5)
4.3	Registration Rights Agreement, dated June 2, 1999 (filed as Exhibit 4 to Schedule 13D)	(5)
10.1	Amended and Restated 1992 Employee Stock Purchase Plan	(3)
10.2	First Amendment of Amended and Restated 1992 Stock Incentive Plan	(4)
10.3	Forms of Nonstatutory Stock Options	(1)
10.4	Amended and Restated 2000 Employee Stock Purchase Plan	(6)
10.5	Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation and EDS Information Services LLC, dated April 1, 2001	(7)
10.6	Additional Services Addendum #1 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation and EDS Information Services LLC, dated June 30, 2001	(7)
10.7	Amendment #2 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation and EDS Information Services LLC, dated June 30, 2001	(7)
10.8	Purchase Agreement By and Among Franklin Covey Co., Franklin Covey Canada Ltd., School Specialty, Inc., and 3956831 Canada Inc., dated November 13, 2001	(8)
10.9	Amendment to Purchase Agreement By and Among Franklin Covey Co., Franklin Covey Canada Ltd., School Specialty, Inc., and 3956831 Canada Inc., dated December 2001	(9)
10.10	Amended and Restated Limited Liability Company Agreement of Franklin Covey Coaching, LLC.	(10)
10.11	License Agreement between Franklin Covey and Stephen M.R. Covey	(11)
14	Franklin Covey Code of Ethics		**
21	Subsidiaries of the Registrant		**
23	Consent of Independent Auditors		**
31	Section 302 Certifications		**
32	Section 906 Certifications		**
99.1	Report of KPMG LLP, Independent Auditors, on Consolidated Financial Statement Schedule for the years ended August 31, 2003, 2002, and 2001		**
99.2	Valuation and Qualifying Accounts and Reserves. Financial statement schedules other than the one identified above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto, or contained in this report.		**

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.
(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283
(3)	Incorporated by reference to Report on Form 10-K filed November 27, 1992, for the year ended August 31, 1992.
(4)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on January 3, 1994, Registration No. 33-73728.
(5)	Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 2, 1999).
(6)	Incorporated by reference to Report on Form S-8 filed with the Commission on May 31, 2000, Registration No. 333-38172.
(7)	Incorporated by reference to Report on Form 10-Q filed July 10, 2001, for the quarter ended May 26, 2001.
(8)	Incorporated by reference to Report on Form 10-K filed November 29, 2001, for the year ended August 31, 2001.
(9)	Incorporated by reference to Report on Form 10-Q filed January 10, 2002, for the quarter ended November 24, 2001.
(10)	Incorporated by reference to Report on Form 10-K filed November 27, 2002, for the year ended August 31, 2002.
(11)	Incorporated by reference to Report on Form 10-Q filed April 14, 2003, for the quarter ended March 1, 2003.
**	Filed herewith and attached to this report.

(b)	Reports on Form 8-K On November 21, 2003, we filed a current report on Form 8-K to announce our earnings release for the quarter and fiscal year ended August 31, 2003.
(c)	Exhibits Exhibits to this Report are attached following hereof.
(d)	Financial Statement Schedule See herein

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 24, 2003.

FRANKLIN COVEY CO.

By: /s/ ROBERT A. WHITMAN
Robert A. Whitman, Chief Executive Officer and Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT A. WHITMAN	Chairman of the Board and Chief Executive Officer	November 24, 2003
Robert A. Whitman

/s/ HYRUM W. SMITH	Vice-Chairman of the Board	November 24, 2003
Hyrum W. Smith

/s/ STEPHEN R. COVEY	Vice-Chairman of the Board	November 24, 2003
Stephen R. Covey

/s/ ROBERT H. DAINES	Director	November 24, 2003
Robert H. Daines

/s/ E. J. "JAKE" GARN	Director	November 24, 2003
E. J. "Jake" Garn

/s/ DENNIS G. HEINER	Director	November 24, 2003
Dennis G. Heiner

/s/ BRIAN A. KRISAK	Director	November 24, 2003
Brian A. Krisak

/s/ DONALD J. MCNAMARA	Director	November 24, 2003
Donald J. McNamara

/s/ JOEL C. PETERSON	Director	November 24, 2003
Joel C. Peterson

/s/ E. KAY STEPP	Director	November 24, 2003
E. Kay Stepp