Form 10-Q
period 2004-01-13
FRANKLIN COVEY CO
filed 2004-01-13
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      (Mark One)

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 29, 2003

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

Commission file no. 1-11107

FRANKLIN COVEY CO.

(Exact name of registrant as specified in its charter)

Utah	87-0401551
(State of incorporation)	(I.R.S. employer identification number)

2200 West Parkway Boulevard	84119-2099
Salt Lake City, Utah	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number,
Including area code	(801) 817-1776

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

        19,938,744 shares of Common Stock as of January 5, 2004

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	November 29, 2003	August 31, 2003

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$34,424	$41,916
Accounts receivable, less allowance for doubtful
accounts of $1,600 and $1,824	23,570	20,450
Inventories	38,826	36,805
Other current assets	7,949	8,178

Total current assets	104,769	107,349
Property and equipment, net	47,008	49,972
Intangible assets, net	90,619	91,645
Other long-term assets	8,876	10,775

	$251,272	$259,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$95	$89
Accounts payable	15,081	14,619
Outsourcing contract costs payable	14,647	17,218
Income taxes payable	7,182	6,534
Accrued liabilities	27,986	30,365

Total current liabilities	64,991	68,825
Long-term debt, less current portion	1,468	1,435
Other liabilities	3,664	3,681

Total liabilities	70,123	73,941

Shareholders’ equity:
Preferred stock – Series A, no par value; convertible into common stock at $14 per share; 4,000 shares authorized, 873 shares issued;
liquidation preference totaling $89,530	87,203	87,203
Common stock – $0.05 par value; 40,000 shares authorized,
27,056 shares issued	1,353	1,353
Additional paid-in capital	222,688	221,968
Retained earnings (accumulated deficit)	(372)	4,221
Notes and interest receivable related to financing common stock
purchases by related parties, net	(7,565)	(8,459)
Accumulated other comprehensive income	1,167	445
Treasury stock at cost, 7,129 and 7,007 shares	(123,325)	(120,931)

Total shareholders’ equity	181,149	185,800

	$251,272	$259,741

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended

	November 29, 2003	November 30, 2002

	(unaudited)
Net sales:
Products	$51,776	$57,618
Training and services	23,255	27,428

	75,031	85,046

Cost of sales:
Products	24,664	28,791
Training and services	7,841	9,327

	32,505	38,118

Gross margin	42,526	46,928
Selling, general, and administrative	40,016	47,908
Provision for losses on management stock loans		157
Recovery of investment in unconsolidated subsidiary		(890)
Depreciation	3,591	5,914
Amortization	1,043	1,173

Loss from operations	(2,124)	(7,334)
Equity in losses of unconsolidated subsidiary		(46)
Interest income	86	267
Interest expense	(112)	(73)
Other expense		(172)

Loss before provision for income taxes	(2,150)	(7,358)
Provision for income taxes	(1,030)	(748)

Net loss	(3,180)	(8,106)
Preferred stock dividends	(2,184)	(2,184)

Net loss attributable to common shareholders	$(5,364)	$(10,290)

Net loss attributable to common shareholders per share:
Basic and diluted	$(.27)	$(.51)

Weighted average number of common shares:
Basic and diluted	19,927	20,009

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarter Ended

	November 29, 2003	November 30, 2002

	(unaudited)
Cash flows from operating activities:
Net loss	$(3,180)	$(8,106)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	5,080	7,481
Provision for losses on management stock loans		157
Recovery of investment in unconsolidated subsidiary		(890)
Loss (gain) on disposal of assets	(33)	199
CEO compensation contribution		125
Other		45
Changes in assets and liabilities:
Increase in accounts receivable, net	(2,864)	(4,821)
Increase in inventories	(1,898)	(1,270)
Decrease in other assets	825	2,127
Increase (decrease) in accounts payable, outsourcing contract costs
payable, and accrued liabilities	(4,713)	5,104
Decrease in other long-term liabilities	(17)	(117)
Increase (decrease) in income taxes payable	642	(5,291)

Net cash used for operating activities	(6,158)	(5,257)

Cash flows from investing activities:
Investment in unconsolidated subsidiary		(1,000)
Purchases of property and equipment	(781)	(1,435)
Proceeds from sale of property and equipment	1,540	372

Net cash provided by (used for) investing activities	759	(2,063)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(22)	(84)
Proceeds from sales of common stock from treasury	39	74
Purchase of treasury shares	(47)
Payment of preferred stock dividends	(2,184)	(2,184)

Net cash used for financing activities	(2,214)	(2,194)

Effect of foreign exchange rates on cash and cash equivalents	121	(33)

Net decrease in cash and cash equivalents	(7,492)	(9,547)
Cash and cash equivalents at beginning of the period	41,916	47,049

Cash and cash equivalents at end of the period	$34,424	$37,502

Supplemental disclosure of cash flow information:
Cash paid for interest	$103	$60

Cash paid for income taxes	$136	$4,202

Non-cash investing and financing activities:
Accrued preferred stock dividends	$2,184	$2,184

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

        The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

        The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year. Corresponding quarterly periods generally consist of 13-week periods that end on November 29, 2003, February 28, 2004, and May 29, 2004 during fiscal 2004. Under the modified 52/53-week fiscal year, the quarter ended November 29, 2003 had the same number of business days as the quarter ended November 30, 2002.

        The results of operations for the quarter ended November 29, 2003 are not indicative of results expected for the entire fiscal year ending August 31, 2004.

NOTE 2 – ACCOUNTING FOR STOCK-BASED COMPENSATION

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

	Quarter Ended

	November 29, 2003	November 30, 2002

Net loss attributable to common
shareholders, as reported	$(5,364)	$(10,290)
Fair value of stock-based
compensation, net of tax	(194)	(239)

Net loss attributable to common
shareholders, pro forma	$(5,558)	$(10,529)

Basic and diluted loss per
share,	$(.27)	$(.51)
as reported
Basic and diluted loss per
share, pro forma	$(.28)	$(.53)

NOTE 3 – INVENTORIES

Inventories were comprised of the following (in thousands):

	November 29, 2003	August 31, 2003

Finished goods	$32,861	$31,017
Work in process	1,508	1,062
Raw materials	4,457	4,726

	$38,826	$36,805

NOTE 4 – INTANGIBLE ASSETS

The Company's intangible assets were comprised of the following (in thousands):

November 29, 2003	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived intangible assets:
License rights	$27,000	$(4,840)	$22,160
Curriculum	62,403	(25,706)	36,697
Customer lists	18,874	(10,112)	8,762
Trade names	1,277	(1,277)

	109,554	(41,935)	67,619
Indefinite-lived intangible asset:
Covey trade name	23,000		23,000

Balance at November 29, 2003	$132,554	$(41,935)	$90,619

August 31, 2003

Definite-lived intangible assets:
License rights	$27,000	$(4,606)	$22,394
Curriculum	62,386	(25,186)	37,200
Customer lists	18,874	(9,823)	9,051
Trade names	1,277	(1,277)

	109,537	(40,892)	68,645
Indefinite-lived intangible asset:
Covey trade name	23,000		23,000

Balance at August 31, 2003	$132,537	$(40,892)	$91,645

        The Company’s aggregate amortization expense totaled $1.0 million and $1.2 million for the quarters ended November 29, 2003 and November 30, 2002. Total amortization expense from definite-lived intangible assets for the next five years is expected to be as follows (in thousands):

Year Ending August 31,

2004	$4,172
2005	4,172
2006	3,247
2007	3,050
2008	3,050

NOTE 5 – MANAGEMENT COMMON STOCK LOAN PROGRAM

        The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of the Company’s common stock. The loan program closed during fiscal 2001 with 3,825,000 shares of common stock purchased by the loan participants for a total cost of $33.6 million. The loans in the management stock loan program accrue interest at 9.4 percent (compounded quarterly), are full-recourse to the participants, and are recorded as a reduction to shareholders’ equity in the Company’s condensed consolidated balance sheets. Although interest accrues against the participants over the life of the loans, the Company ceased recording interest receivable (and related interest income) related to these loans during the third quarter of fiscal 2002. However, loan participants remain obligated to pay all accrued interest upon maturity of the loans, which occurs in March 2005. As of November 29, 2003, the total outstanding loans and recorded accrued interest receivable was $37.3 million.

        The Company utilizes a systematic methodology for determining the level of loan loss reserves that are appropriate for the management common stock loan program. A key factor considered by the methodology is the current market value of the common stock acquired and held by the participants. Other factors considered by the methodology include: the liquid net worth of the participants; the risks of pursuing collection actions against key employees; the probability of sufficient participant repayment capability based upon proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on the Company’s ability to collect the loans. Additionally, the methodology takes into account the fact that the Company does not hold the participants’ shares of stock as collateral due to certain laws and regulations. Based upon the reserve methodology, which includes management’s judgments regarding the adequacy of the management loan loss reserve, the Company did not record an increase or decrease to the loan loss reserve during the quarter ended November 29, 2003. The Company had aggregate loan loss reserves totaling $29.7 million at November 29, 2003 and August 31, 2003, which reduced notes and interest receivable from financing common stock purchases by related parties in the respective condensed consolidated balance sheets. At November 29, 2003, the principal amount of the participants’ loans plus recorded accrued interest exceeded the market value of the common stock acquired by the participants by $31.0 million, of which $29.7 million has been reserved. Should the value of the common stock acquired by the participants continue to be insufficient to cover the loans outstanding during the loan term, the loan loss reserve methodology provides a basis to be fully reserved for the difference between the value of the loans outstanding and the market value of the acquired stock, plus estimated collection and other related costs, prior to the March 2005 maturity date of the loans. The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon its financial position and future cash flows compared to full collection of the loans.

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

NOTE 6 – RESTRUCTURING AND STORE CLOSURE COSTS

        During fiscal 2003 and the quarter ended November 29, 2003, the Company closed certain retail stores and incurred severance and lease termination costs related to the closure of these stores. These store closure costs are included as a component of selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations.

        During fiscal 1999, the Company’s Board of Directors approved a plan to restructure the Company’s operations, reduce its workforce, and formally exit the majority of the Company’s leased office space located in Provo, Utah. The Company recorded a $16.3 million restructuring charge during fiscal 1999 to record the expected costs of these activities. Included in the restructuring charge were costs to provide severance and related benefits, as well as expected costs to formally exit the leased office space. This restructuring plan was substantially completed during fiscal 2000 and remaining restructuring costs at November 29, 2003 consist of leased space exit costs.

        The components of the remaining restructuring and store closure accruals at November 29, 2003 were as follows (in thousands):

	Severance Costs	Leased Space Exit Costs	Total

Balance at August 31, 2003	$304	$3,146	$3,450
Charges to the accrual	51	332	383
Amounts utilized	(269)	(1,027)	(1,296)

Balance at November 29, 2003	$86	$2,451	$2,537

        The remaining accrued leased space exit costs represent the difference between base rental charges and offsetting expected sublease receipts on these properties. Although the Company expects that the accrual will be sufficient to exit the leased space, changes in the commercial real estate market, which are impacted by numerous elements that are not within the control of the Company, may require further adjustments to the accrual.

NOTE 7 – SHAREHOLDERS’ EQUITY

        As part of a severance agreement with a former CEO, the Company offered the former CEO the right to purchase 121,250 shares of the Company’s common stock for $0.9 million. In order to facilitate the purchase of these shares, the Company received a non-recourse promissory note, which was due September 2003, and bore interest at 10.0 percent. During September 2003, the former CEO declined the opportunity to purchase these shares and the note receivable, which was recorded as a reduction of shareholders’ equity at August 31, 2003, was canceled. The shares, which were held by the Company pending the purchase of the shares, were returned to treasury stock. As a result of this transaction, the Company recorded an increase to treasury stock for $2.4 million and an increase to paid-in capital of $1.5 million during the quarter ended November 29, 2003, which represents the value of the various components of the transaction on the date of the original transaction.

During the quarter ended November 29, 2003, the Company consumed its remaining retained earnings and reported an accumulated deficit on its condensed consolidated balance sheet. Based upon applicable accounting guidelines, the Company ceased recording preferred dividends against retained earnings when it was exhausted and recorded a portion of the preferred dividends for the quarter as a reduction of additional paid-in capital.

NOTE 8 – INCOME TAXES

        Although the Company recognized consolidated pre-tax losses during the quarters ended November 29, 2003 and November 30, 2002, the Company recorded income tax expense during those periods that totaled $1.0 million and $0.7 million. The Company’s income tax expense during these periods was primarily due to taxable income in certain foreign tax jurisdictions. The Company was unable to offset the tax liabilities in these jurisdictions with its domestic operating loss carryforwards. In addition, a recent history of significant operating losses has precluded the Company from demonstrating that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of deferred income tax assets, and deferred income tax deductions, will be realized. Accordingly, the Company has recorded valuation allowances on its domestic deferred income tax assets at November 29, 2003 and August 31, 2003.

NOTE 9 – COMPREHENSIVE LOSS

        Comprehensive loss includes charges and credits to equity accounts that are not the result of transactions with shareholders. Comprehensive loss is comprised of net loss and other comprehensive income and loss items. Comprehensive loss for the Company was as follows (in thousands):

	Quarter Ended

	November 29, 2003	November 30, 2002

Net loss	$(3,180)	$(8,106)
Other comprehensive income (loss) items:
Foreign currency translation adjustments	722	(33)

Comprehensive loss	$(2,458)	$(8,139)

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

        Due to their anti-dilutive effect, the following incremental shares from the effect of Series A preferred stock on an “as converted” basis and options to purchase common stock have been excluded from the diluted EPS calculation (in thousands):

	Quarter Ended

	November 29, 2003	November 30, 2002

Number of Series A preferred stock shares
on an "as converted" basis	6,239	6,239
Common stock equivalents from the assumed
exercise of in-the-money stock options	7

	6,246	6,239

NOTE 11 – SEGMENT INFORMATION

        The Company has two reporting segments: the Consumer Business Unit (“CBU”) and the Organizational Solutions Business Unit (“OSBU”). The following is a description of the Company’s reporting segments, their primary operating components, and their significant business activities:

Consumer Business Unit – This business unit is primarily focused on sales to individual customers and includes the results of the Company’s 151 domestic retail stores, catalog and eCommerce operations, and other related distribution channels, including wholesale sales, government product sales, and office superstores. The CBU results of operations also include the financial results of the Company’s paper planner manufacturing operations. Although CBU sales primarily consist of products such as planners, binders, software, and handheld electronic planning devices, virtually any component of the Company’s leadership and productivity solutions may be purchased through CBU channels.

Organizational Solutions Business Unit – The OSBU is primarily responsible for the development, marketing, sale, and delivery of productivity, leadership, sales performance, and communication training solutions directly to organizational clients, including other companies, the government, and educational institutions. The OSBU includes the financial results of the Organizational Solutions Group (“OSG”) and international operations. The OSG is responsible for the domestic sale and delivery of productivity, leadership, sales performance, and communication training solutions to corporations, governmental entities, and educational institutions. The OSG is also responsible for consulting services that compliment the Company’s productivity and leadership training solutions. The Company’s international sales group includes the financial results of its directly owned foreign offices and royalty revenues from licensees.

        The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”), and each of the reportable segments has a president who reports directly to the CEO. The primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (“EBITDA”), which may not be calculated as similarly titled amounts calculated by other companies. For segment reporting purposes, the Company’s consolidated EBITDA can be calculated as its loss from operations excluding depreciation and amortization charges.

        In the normal course of business, the Company may make structural and cost allocation revisions to its segment information to reflect new reporting responsibilities within the organization. All prior period segment information has been revised to conform to the most recent classifications and organizational changes, including changes made subsequent to the first quarter of fiscal 2003. The Company accounts for its segment information on the same basis as the accompanying condensed consolidated financial statements.

SEGMENT INFORMATION
(in thousands)

	Consumer Business Unit			Organizational Solutions Business Unit
Quarter Ended November 29, 2003	Retail	Catalog/ eCommerce	Other CBU	OSG	International	Corporate and Eliminations	Consolidated

Sales to external
Customers	$22,668	$18,212	$7,051	$13,948	$13,152		$75,031
Gross margin	11,983	10,650	1,971	8,815	9,107		42,526
EBITDA	(570)	4,608	(1,216)	(1,345)	3,245	(2,212)	2,510
Depreciation	970	304	383	252	307	1,375	3,591
Amortization			86	953	2	2	1,043
Quarter Ended
November 30, 2002

Sales to external
Customers	$28,198	$19,133	$7,028	$18,911	$11,776		$85,046
Gross margin	14,534	11,080	1,081	12,023	8,210		46,928
EBITDA	(75)	5,083	(3,202)	(1,949)	2,293	(2,397)	(247)
Depreciation	1,953	704	514	429	252	2,062	5,914
Amortization			107	1,062	2	2	1,173
Significant non-cash items:
Provision for losses on
management stock
loan program						157	157
Recovery of investment
in unconsolidated
subsidiary				(890)			(890)

A reconciliation of reportable segment EBITDA to consolidated loss before income taxes is provided below (in thousands):

	Quarter Ended

	November 29, 2003	November 30, 2002

Reportable segment EBITDA	$4,722	$2,150
Provision for losses
on management stock loans		(157)
Corporate expenses	(2,212)	(2,240)

Consolidated EBITDA	2,510	(247)
Depreciation	(3,591)	(5,914)
Amortization	(1,043)	(1,173)

Loss from operations	(2,124)	(7,334)
Equity in losses of
unconsolidated subsidiary		(46)
Interest income	86	267
Interest expense	(112)	(73)
Other expense		(172)

Loss before provision for
income taxes	$(2,150)	$(7,358)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management’s current expectations and are subject to various uncertainties and changes in circumstances. Important factors that could cause actual results to differ materially from those described in forward-looking statements are set forth below under the heading Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

        The Company suggests that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2003.

RESULTS OF OPERATIONS

Quarter Ended November 29, 2003 Compared to the Quarter Ended November 30, 2002

Sales

        The following table sets forth sales data for our operating segments (in thousands):

	Quarter Ended

	November 29, 2003	November 30, 2002

Consumer Business Unit:
Retail Stores	$22,668	$28,198
Catalog/eCommerce	18,212	19,133
Other CBU	7,051	7,028

	47,931	54,359

Organizational Solutions Business Unit:
Organizational Solutions Group	13,948	18,911
International	13,152	11,776

	27,100	30,687

Total Sales	$75,031	$85,046

        Product sales, which primarily consist of planners, binders, software, and handheld electronic planning devices that are primarily sold through our Consumer Business Unit (“CBU”) channels, declined $5.8 million, or 10 percent compared to the first quarter of fiscal 2003. The decline in product sales was primarily attributable to declines in retail and catalog sales. These declines were partially offset by increased sales from our eCommerce and wholesale channels. Retail store sales decreased by $5.5 million, or 20 percent, compared to the prior year. Reduced retail sales were primarily attributable to closed stores, a significant decline in technology product sales, and reduced traffic. These factors were reflected by an 11 percent decline in comparable store sales compared to the prior year. We closed 22 domestic stores and 10 international stores during fiscal 2003 and have closed 2 more stores in the first quarter of fiscal 2004. These closed stores had $3.1 million of sales during the quarter ended November 30, 2002. We currently expect to close additional stores through the end of fiscal 2004 and we may close additional retail stores in future periods if analysis demonstrates that our operating performance may be improved through further retail store closures. We anticipate that a portion of the sales from these closed stores will transition to other retail store locations or to one of our other product channels. At November 29, 2003, we were operating 151 domestic retail stores compared to 171 domestic stores at November 30, 2002. Catalog sales declined $1.8 million, compared to fiscal 2003, reflecting previous trends of lower call volume through our catalog call center. However, decreased catalog sales were partially offset by $0.9 million of increased sales through our Internet web site located at www.franklincovey.com. Sales of products through the Target retail store channel and office superstores increased compared to the prior year, but were partially offset by the outsourcing of governmental product sales.

        Training solution and related services sales decreased by $4.2 million, or 15 percent, compared to the same period of the prior year. The decline in training sales was primarily due to decreased domestic training program sales, which are delivered through our Organizational Sales Group (“OSG”). The Company offers a variety of training solutions, training related products, and consulting services focused on productivity, leadership, sales performance, and communication training programs that are provided both domestically and internationally through the OSBU. The decrease in OSG sales was primarily attributable to decreased leadership and productivity training programs. These declines were experienced across our primary delivery methods, including client-facilitated programs, public programs, and on-site programs. The Company’s efforts to scale back organizational consulting and the number of public seminars offered, while focusing more of our efforts on organizational training solutions contributed to the overall decline in sales. Partially offsetting these declines was increased sales of our Aligning Goals for Results and xQ programs. International sales improved primarily due to the translation of foreign sales amounts as foreign currencies strengthened against the United States dollar, and increased royalties from licensees.

Gross Margin

        Gross margin consists of net sales less the cost of goods sold or services provided. Our overall gross margin improved to 56.7 percent of sales for the quarter, compared to 55.2 percent in the comparable quarter of fiscal 2003. The improvement in our overall gross margin was primarily due to favorable factors affecting our gross margin on product sales, which improved to 52.4 percent compared to 50.0 percent in the first quarter of fiscal 2003. This improvement was primarily due to a shift in our product mix toward paper and binder products, which have higher gross margins than technology and specialty items. During the quarter ended November 29, 2003, paper and binder product sales, as a percentage of total product sales, increased by 3 percent compared to fiscal 2003. In addition, the overall margin on paper and binder sales has increased, primarily due to reduced material costs, compared to the prior year.

        Training solution and related services gross margin, as a percent of sales, improved to 66.3 percent compared to 66.0 percent in the first quarter of fiscal 2003. The slight improvement was primarily due to ongoing initiatives designed to reduce training program delivery costs.

Operating Expenses

        Selling, General and Administrative – Our selling, general, and administrative (“SG&A”) expenses decreased $7.9 million, or 16 percent, compared to the prior year. Declining SG&A expenses were the direct result of initiatives specifically designed to reduce our overall operating costs and was consistent with operating expense trends during the previous two fiscal years. The primary effects of these cost-cutting initiatives were reflected in associate expense reductions totaling $4.7 million, advertising and promotional expense reductions totaling $2.8 million, and reductions in other SG&A expenses, such as outsourcing and development costs, that totaled $1.9 million compared to the prior year. Partially offsetting these cost reduction efforts were $0.6 million of additional expenses related to retail store closures, as discussed below. With the annualization of past cost reduction efforts and on-going initiatives to further reduce our operating expenses, the Company expects that SG&A expenses will continue to decrease, compared to the prior year, through the remainder of fiscal 2004.

        We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability. During this assessment process, judgments are made as to whether under-performing or unprofitable stores should be closed. As a result of this evaluation process, we decided to close certain stores during fiscal 2003 and fiscal 2004. These store closures are comprised of stores that were unprofitable or were located in markets where the Company has multiple retail locations. The costs associated with closing retail stores are typically comprised of charges related to vacating the premises, which may include a provision for the remaining term on the lease, and severance and other personnel costs. In the quarter ended November 29, 2003 we closed 2 domestic stores and incurred additional expenses related to certain store closures that occurred during fiscal 2003. These store closure costs totaled $0.6 million for the quarter ended November 29, 2003 and were included as a component of SG&A expenses. Based upon our analysis of retail store performance, we also intend to close additional retail stores through the end of fiscal 2004, and will continue to incur costs associated with closing these stores.

        Provision for Losses on Management Common Stock Program – We utilize a systematic methodology for determining the level of loan loss reserves that are appropriate for the management common stock loan program (See Note 5 to the unaudited condensed consolidated financial statements). Based upon this methodology, which includes management’s judgments regarding the adequacy of the loan loss reserve, we did not record an adjustment to the loan loss reserve during the quarter ended November 29, 2003. We recorded a $0.2 million increase in the loan loss reserve during the comparable quarter of the prior year.

        Should the value of the common stock acquired by the participants continue to be insufficient to cover the loans outstanding during the loan term, the loan loss reserve methodology provides a basis to be fully reserved for the difference between the value of the loans outstanding and the market value of the acquired stock, plus estimated collection and other related costs, prior to the March 2005 maturity date of the loans. The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon its financial position and future cash flows compared to full collection of the loans. The establishment of reserves for potential management stock loan losses requires significant estimates and judgment by our management. These estimates and projections are subject to change as a result of various economic and market factors, most of which are not within our control. As a result, the reserve for management stock loan losses could fluctuate significantly in future periods.

        Recovery of Investment in Unconsolidated Subsidiary – During fiscal 2001, we entered into a joint venture agreement with American Marketing Systems (“AMS”) to form Franklin Covey Coaching, LLC (“FCC”). Based upon our coaching program results during fiscal 2002, and the probability that the joint venture would be terminated, we recorded impairment charges totaling $16.3 million to our investment in FCC during fiscal 2002. AMS later exercised its option to terminate the previous joint venture agreement effective August 31, 2002. According to the terms of a new partnership agreement that terminated our interest in FCC in October 2003, we received payments totaling $2.6 million, of which $0.3 million was received during the quarter ended November 29, 2003. Upon recognition of the new partnership agreement payments, we first reduced our remaining investment in FCC at August 31, 2002 to zero and then recorded the additional amounts as reversals of the previously recorded impairment charges. The impairment reversals during the quarter ended November 30, 2002 resulting from the new partnership agreement totaled $0.9 million and were recorded as a recovery of investment in an unconsolidated subsidiary.

        Depreciation and Amortization – Depreciation expense decreased $2.3 million, or 39 percent, compared to the first quarter of fiscal 2003 primarily due to the full depreciation or disposal of certain computer hardware and software, prior year impairment of retail store assets, and the effects of significantly reduced capital expenditures during preceding fiscal years. Based upon these events and current capital spending trends, we expect that depreciation expense will continue to decline compared to prior periods during the remainder of fiscal 2004. Amortization expense on definite-lived intangible assets totaled $1.0 million for the quarter ended November 29, 2003, compared to $1.2 million in the prior year. The reduction in our amortization expense is due to the full amortization of certain definite-lived intangible assets. We expect intangible asset amortization expense to total $4.2 million during fiscal 2004.

Interest Income and Expense

        Interest income declined by $0.2 million compared to the same quarter of the prior fiscal year. The decrease was primarily the result of reduced cash balances in our main interest-bearing cash account compared to the prior year. Interest expense was $0.1 million for the quarters ended November 29, 2003 and November 30, 2002. Based upon current debt levels, we expect interest expense to remain negligible in the foreseeable future.

Income Taxes

        The provision for income taxes increased to $1.0 million compared to $0.7 million in the prior year. The increase was primarily due to increased taxable income in certain foreign tax jurisdictions. As of November 29, 2003, given our recent history of significant operating losses, we had provided a valuation allowance against substantially all of our domestic deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, our primary sources of capital have been net cash provided by operating activities, long-term borrowings, line-of-credit financing, asset sales, and the issuance of preferred and common stock. Working capital requirements have also been financed through short-term borrowings, line-of-credit financing, and asset sales. With significantly reduced debt balances, current levels of cash on hand, and expected improvements in cash flows from operating activities, we believe that our liquidity is adequate for the next twelve months. However, the maintenance of adequate liquidity in future periods is dependent upon our ability to generate positive cash flows from operating activities and our ability to control capital expenditures. Our ability to generate positive cash flows from operating activities is primarily dependent upon the stabilization of revenues and the reduction of operating costs associated with generating those revenues. Our liquidity position could also be affected by future investing and financing activities, including additional debt and other related alternatives.

Cash Flows From Operating Activities

        During the quarter ended November 29, 2003, net cash used for operating activities totaled $6.2 million. Our non-cash adjustments to reported net loss included $5.1 million of depreciation and amortization charges. The primary uses of cash for operating activities was the payment of outsourcing contract costs payable and other accrued liabilities, and the purchase of inventory items for our seasonally strong sales months that occur in our first and second fiscal quarters. Additionally, our accounts receivable balance grew by $2.9 million during the first quarter, which reflects these seasonal sales trends. Our primary sources of cash from operating activities included a $0.8 million decline in other assets and a $0.6 million increase in income taxes payable. During fiscal 2003, we negotiated a revised payment schedule related to our outsourcing contracts with Electronic Data Systems (“EDS”) for outstanding invoices from December 2002 through May 2003. These payments were postponed until certain software system implementation issues were resolved. As part of the revised payment schedule, we will make additional payments to EDS, which began in June 2003 and continue through February 2004 that will bring us current (reduced to approximately $5.5 million) on our liability with EDS. These payments will be in addition to required minimum contract costs, as discussed in the Contractual Obligations section of this liquidity and capital resources discussion. These payments will not increase our costs of operations since the obligation was expensed as it was incurred, but the payments will increase our cash flows used for operating activities during the periods these additional payments are made as we reduce our payable to EDS. We believe that our current and planned cost-cutting initiatives combined sales growth efforts, including new products, services, and related marketing programs, will improve our cash flows from operating activities in future periods. However, the success of these efforts is dependent upon numerous factors, some of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

        Net cash provided by investing activities totaled $0.7 million for the quarter ended November 29, 2003. Our primary source of cash from investing activities was the sale of a vacant manufacturing facility, which resulted in net cash proceeds to the Company of $1.5 million. We used $0.8 million of cash during the quarter ended November 29, 2003 for purchases of property and equipment, which consisted primarily of manufacturing equipment and computer hardware and software.

Cash Flows From Financing Activities

        Net cash used for financing activities during the quarter ended November 29, 2003 totaled $2.2 million. Our primary use of cash for financing activities was the payment of accrued Series A preferred stock dividends, which totaled $2.2 million during the quarter.

Contractual Obligations

        The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. Required contractual payments primarily consist of required payments to EDS for outsourcing services related to information systems, warehousing and distribution, and call center operations; rent expense for retail store and sales office space; cash payments for Series A preferred stock dividends; monitoring fees paid to a Series A preferred stock investor; and mortgage payments on certain buildings and property. Our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

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

Other Items

        The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. These loans, which are full recourse to the participants, are recorded as a reduction to shareholders’ equity in our condensed consolidated balance sheets. For further information regarding our management common stock loan program, refer to Note 5 in our condensed consolidated financial statements. The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

        Going forward, we will continue to incur costs necessary for the operation and potential growth of the business. We anticipate using cash on hand, cash provided by operating activities, on the condition that we can return to generating positive cash flows from operations, and other financing alternatives, if necessary, for these expenditures. We anticipate that our existing capital resources should be adequate to enable us to maintain our operations for the upcoming twelve months. However, our ability to maintain adequate capital for our operations beyond that point in time is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future operating and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        Our condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods presented. Management regularly evaluates its estimates and assumptions and bases those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America. Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not in our control, but which may have an impact on these estimates and our actual financial results.

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

        We assess the adequacy of our allowance on a quarterly basis and adjust the allowance based upon the results of the assessment. During the quarter ended November 29, 2003, we did not record an adjustment to our loan loss reserve. Our reserve analysis was based in-part upon the average market closing price of our common stock over the last four weeks of the fiscal quarter, which was $1.65 per share, as the market value of the common stock acquired by the participants and other economic and business factors. The following table presents an analysis of the variation in the loan loss reserve that may have resulted from different common stock market valuations for the quarter ended November 29, 2003. The other common stock prices presented are intended to provide a reasonable range of possible outcomes considering the trading activity of our common stock during the first quarter of fiscal 2004 (in thousands, except per-share amounts):

Market Value of Common Stock Per Share	Loan Loss Reserve Amount	Increase (Decrease) to Loan Loss Reserve

$1.50	$29,961	$231
1.65	29,452	(278)
1.80	28,933	(797)

        Additionally, our loan loss methodology takes into account the fact that the Company does not hold the participants’ shares of stock as collateral due to certain laws and regulations. Should the value of the common stock acquired by the participants continue to be insufficient to cover the loans outstanding during the loan term, our loan loss reserve methodology provides a basis to be fully reserved for the difference between the value of the loans outstanding and the market value of the acquired stock, plus estimated collection and other related costs, prior to the March 2005 maturity date of the loans.

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

Foreign Currency Sensitivity

        Due to the global nature of the Company’s operations, we are involved in transactions that are denominated in currencies other than the United States dollar, which creates exposure to foreign currency exchange risk. During the quarter ended November 29, 2003, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. These contracts did not meet specific hedge accounting requirements and corresponding gains and losses on these contracts were recorded as a component of current operations in our condensed consolidated statements of operations. As of November 29, 2003, all of our foreign currency forward contracts were settled. The settlement of the Company’s foreign currency forward contracts resulted in net losses totaling $0.4 million and $0.1 million for the quarters ended November 29, 2003 and November 30, 2002.

Interest Rate Sensitivity

        The Company is exposed to fluctuations in U.S. interest rates primarily as a result of the cash and cash equivalents that we hold. Following payment and termination of our line of credit facility during fiscal 2002, our remaining debt balances consist primarily of fixed-rate long-term mortgages on certain of our buildings and property. As such, the Company does not have significant exposure or additional liability due to interest rate sensitivity. Additionally, the Company was not party to any interest rate swap or other interest related derivative instrument during the quarters ended November 29, 2003 or November 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized, and reported within the appropriate time periods. The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 29, 2003 and, based upon that evaluation, which disclosed no significant deficiencies or material weaknesses, have concluded that such disclosure controls and procedures are effective.

(b)	Changes in Internal Controls

The During the first quarter of fiscal 2004, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting.

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

        In recent periods, the Company has faced declining revenues. Our sales for the quarter ended November 29, 2003 were $75.1 million compared to $85.0 million in the same period of the prior year. While we have substantially reduced our operating expenses, we have not returned to profitability. If our revenues continue to decline, we may be unable to reduce our operating expenses sufficiently to achieve profitable operations due to contractual obligations and other fixed costs of our business.

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

We held our Annual Meeting of Shareholders on January 9, 2004. At this meeting, Joel C. Peterson, E. Kay Stepp, and Robert A. Whitman, were elected as members of the Board of Directors for three–year terms that expire at the Annual Meeting of Shareholders to be held following the end of fiscal 2006, or until their successors are elected and qualified. The number of shares voting in favor of each director was as follows:

Joel C. Peterson	19,827,125
E. Kay Stepp	19,827,125
Robert A. Whitman	19,826,039

The shareholders also ratified the appointment of KPMG LLP as independent auditors for the fiscal year ending August 31, 2004. The number of shares that voted in favor of KPMG was 19,676,970, with 196,112 shares against, and 366 shares that abstained from voting.

Item 5.	Other Information:

The Company received official notification from the New York Stock Exchange (“NYSE”) that the Company has been removed from the NYSE’s “Watch List” and is now considered a “company in good standing” in relation to the NYSE’s continued listing standards. The NYSE’s decision was a result of the Company’s previous cure to the minimum price standard achieved in September 2003 and as a result of the Company’s positive performance with respect to the business plan that it had submitted to the NYSE during the last fiscal year.

Item 6.	Exhibits and Reports on Form 8-K:

(A)	Exhibits:

31	Certification of CEO and CFO under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	Reports on Form 8-K:

On January 13, 2004, we filed a current report on Form 8-K to announce our earnings release for the quarter ended November 29, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date: January 13, 2004	By: /s/ ROBERT A. WHITMAN
Robert A. Whitman
Chief Executive Officer

Date: January 13, 2004	By: /s/ STEPHEN D. YOUNG
Stephen D. Young
Chief Financial Officer