Form 10-Q
period 2004-04-13
FRANKLIN COVEY CO
filed 2004-04-13
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      (Mark One)

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 2004

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

        19,938,351 shares of Common Stock as of April 5, 2004

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	February 28, 2004	August 31, 2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 40,446	$ 41,916
Accounts receivable, less allowance for doubtful
accounts of $1,314 and $1,824	17,157	20,450
Inventories	26,756	36,805
Other current assets	7,080	8,178

Total current assets	91,439	107,349
Property and equipment, net	44,568	49,972
Intangible assets, net	89,583	91,645
Other long-term assets	8,698	10,775

	$ 234,288	$ 259,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 94	$ 89
Accounts payable	8,954	14,619
Outsourcing contract costs payable	4,820	17,218
Income taxes payable	7,574	6,534
Accrued liabilities	28,304	30,365

Total current liabilities	49,746	68,825
Long-term debt, less current portion	1,419	1,435
Other liabilities	3,836	3,681

Total liabilities	55,001	73,941

Shareholders’ equity:
Preferred stock – Series A, no par value; convertible into common stock at $14 per share; 4,000 shares authorized, 873 shares issued;
liquidation preference totaling $89,530	87,203	87,203
Common stock – $0.05 par value; 40,000 shares authorized,
27,056 shares issued	1,353	1,353
Additional paid-in capital	217,532	221,968
Retained earnings (accumulated deficit)	(1,596)	4,221
Notes and interest receivable related to financing common stock
purchases by related parties, net	(7,565)	(8,459)
Deferred compensation	(815)
Accumulated other comprehensive income	1,236	445
Treasury stock at cost, 6,813 and 7,007 shares	(118,061)	(120,931)

Total shareholders’ equity	179,287	185,800

	$ 234,288	$ 259,741

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003

	(unaudited)		(unaudited)
Net sales:
Products	$ 57,009	$ 64,861	$ 108,785	$ 122,479
Training and services	21,706	24,929	44,961	52,357

	78,715	89,790	153,746	174,836

Cost of sales:
Products	26,898	31,130	51,562	59,921
Training and services	7,192	8,582	15,033	17,909

	34,090	39,712	66,595	77,830

Gross margin	44,625	50,078	87,151	97,006
Selling, general, and administrative	39,410	45,895	79,426	93,803
Provision for losses on management
stock loans		2,313		2,470
Recovery of investment in
unconsolidated subsidiary		(740)		(1,630)
Impairment of assets		872		872
Depreciation	3,222	8,068	6,813	13,981
Amortization	1,043	1,151	2,087	2,324

Income (loss) from operations	950	(7,481)	(1,175)	(14,814)
Equity in losses of unconsolidated subsidiary		(82)		(128)
Interest income	141	138	227	404
Interest expense	(56)	(37)	(167)	(111)
Other expense				(172)

Income (loss) before provision for
income taxes	1,035	(7,462)	(1,115)	(14,821)
Provision for income taxes	(803)	(476)	(1,833)	(1,224)

Net income (loss)	232	(7,938)	(2,948)	(16,045)
Preferred stock dividends	(2,184)	(2,184)	(4,368)	(4,367)

Net loss attributable to
common shareholders	$(1,952)	$(10,122)	$ (7,316)	$(20,412)

Net loss attributable to common
shareholders per share:
Basic and diluted	$ (.10)	$ (.50)	$ (.37)	$ (1.02)

Weighted average number of common
shares:
Basic and diluted	19,940	20,052	19,953	20,030

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Two Quarters Ended
	February 28, 2004	March 1, 2003

	(unaudited)
Cash flows from operating activities:
Net loss	$(2,948)	$(16,045)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,694	17,031
Provision for losses on management stock loans		2,470
Recovery of investment in unconsolidated subsidiary		(1,630)
Impairment of assets		872
Loss (gain) on disposal of assets	(48)	250
CEO compensation contribution		250
Equity in losses of unconsolidated subsidiary		128
Amortization of deferred compensation	14
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	3,685	(2,534)
Decrease in inventories	10,224	861
Decrease in other assets	1,937	3,527
Increase (decrease) in accounts payable, outsourcing contract costs
payable, and accrued liabilities	(20,420)	3,476
Increase (decrease) in other long-term liabilities	155	(506)
Increase (decrease) in income taxes payable	1,018	(5,489)

Net cash provided by operating activities	3,311	2,661

Cash flows from investing activities:
Investment in unconsolidated subsidiary		(1,000)
Purchases of property and equipment	(1,923)	(2,158)
Cash distributions of earnings from unconsolidated subsidiary		2,000
Proceeds from sale of property and equipment	1,554	380

Net cash used for investing activities	(369)	(778)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(45)	(102)
Proceeds from sales of common stock from treasury	83	144
Purchase of common shares	(85)	(46)
Payment of preferred stock dividends	(4,367)	(4,367)

Net cash used for financing activities	(4,414)	(4,371)

Effect of foreign exchange rates on cash and cash equivalents	2	250

Net decrease in cash and cash equivalents	(1,470)	(2,238)
Cash and cash equivalents at beginning of the period	41,916	47,049

Cash and cash equivalents at end of the period	$ 40,446	$ 44,811

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 225	$ 96

Cash paid for income taxes	$ 444	$ 4,665

Non-cash investing and financing activities:
Accrued preferred stock dividends	$ 2,184	$ 2,184
Issuance of restricted stock deferred compensation	829

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in complete financial statements required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these interim financial reporting rules and regulations. The information included in this quarterly report on Form 10-Q should be read with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003. The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.

        The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year. Corresponding quarterly periods generally consist of 13-week periods that end on November 29, 2003, February 28, 2004, and May 29, 2004 during fiscal 2004. Under the modified 52/53-week fiscal year, the quarter and two quarters ended February 28, 2004 had the same number of business days as the quarter and two quarters ended March 1, 2003.

        The results of operations for the quarter and two quarters ended February 28, 2004 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2004.

NOTE 2 – ACCOUNTING FOR STOCK-BASED COMPENSATION

        The Company accounts for its stock-based compensation and awards using the intrinsic-value method of accounting as outlined in Accounting Principles Board Opinion 25 and related interpretations. Under the intrinsic-value methodology, no compensation expense is recognized for stock option awards granted at, or above, the fair market value of the stock on the date of grant. Accordingly, no compensation expense has been recognized for the Company’s stock option plans or employee stock purchase plan in its condensed consolidated statements of operations. Had compensation expense for the Company’s stock option plans and employee stock purchase plan been determined in accordance with the fair value approach as defined by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss attributable to common shareholders and corresponding basic and diluted loss per share would have been the following (in thousands, except per share data):

	Quarter Ended		Two Quarters Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003

Net loss attributable to common
shareholders, as reported	$(1,952)	$(10,122)	$(7,316)	$(20,412)
Fair value of stock-based
compensation, net of tax	(193)	(266)	(387)	(505)

Net loss attributable to common
shareholders, pro forma	$(2,145)	$(10,388)	$(7,703)	$(20,917)

Basic and diluted loss per
share, as reported	$(.10)	$(.50)	$(.37)	$(1.02)
Basic and diluted loss per
share, pro forma	$(.11)	$(.52)	$(.39)	$(1.04)

        During January 2004, the Company’s Board of Directors approved a restricted stock award (the “RSA”) that granted 303,660 shares of the Company’s common stock to certain individuals in the Company’s management. The restricted stock shares vest five years from the grant date and may vest on an accelerated basis if the Company achieves specified earnings levels during fiscal 2004 and fiscal 2005. The compensation cost of the RSA was based on the fair value of the shares on the grant date and totaled $0.8 million, which was recorded as deferred compensation in shareholders’ equity. The compensation cost related to the RSA will be expensed on a straight-line basis over the vesting period of the shares and will be accelerated if the Company achieves the specified earnings thresholds. In connection with the RSA grant, the participants are eligible to receive a cash bonus for a portion of the income taxes resulting from the grant. The participants received their cash bonus at the time of grant or will receive their bonus when the RSA shares vest. The cash bonuses totaled $0.4 million, of which $0.2 million was paid and expensed at the grant date. The remaining $0.2 million will be expensed on a straight-line basis over the vesting period, subject to acceleration if necessary. The RSA shares granted were issued from treasury stock and had a cost basis of $5.2 million. The difference between the fair value of the RSA shares granted and their cost, which totaled $4.4 million, was recorded as a reduction to additional paid-in capital.

NOTE 3 – INVENTORIES

        Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method and were comprised of the following (in thousands):

	February 28, 2004	August 31, 2003

Finished goods	$21,580	$31,017
Work in process	1,661	1,062
Raw materials	3,515	4,726

	$26,756	$36,805

NOTE 4 – INTANGIBLE ASSETS

        The Company’s intangible assets were comprised of the following (in thousands):

February 28, 2004	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived intangible assets:
License rights	$ 27,000	$(5,074)	$21,926
Curriculum	62,409	(26,225)	36,184
Customer lists	18,874	(10,401)	8,473
Trade names	1,277	(1,277)

	109,560	(42,977)	66,583
Indefinite-lived intangible asset:
Covey trade name	23,000		23,000

Balance at February 28, 2004	$ 132,560	$(42,977)	$89,583

August 31, 2003

Definite-lived intangible assets:
License rights	$ 27,000	$(4,606)	$22,394
Curriculum	62,386	(25,186)	37,200
Customer lists	18,874	(9,823)	9,051
Trade names	1,277	(1,277)

	109,537	(40,892)	68,645
Indefinite-lived intangible asset:
Covey trade name	23,000		23,000

Balance at August 31, 2003	$ 132,537	$(40,892)	$91,645

        The Company’s aggregate amortization expense totaled $1.0 million and $1.2 million for the quarters ended February 28, 2004 and March 1, 2003. Total amortization expense for the two quarters ended February 28, 2004 and March 1, 2003 was $2.1 million and $2.3 million.

NOTE 5 – MANAGEMENT COMMON STOCK LOAN PROGRAM

        The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of the Company’s common stock. The loan program closed during fiscal 2001 with 3,825,000 shares of common stock purchased by the loan participants for a total cost of $33.6 million. The loans in the management stock loan program accrue interest at 9.4 percent (compounded quarterly), are full-recourse to the participants, and are recorded as a reduction to shareholders’ equity in the Company’s condensed consolidated balance sheets. Although interest accrues against the participants over the life of the loans, the Company ceased recording interest receivable (and related interest income) related to these loans during the third quarter of fiscal 2002. However, loan participants remain obligated to pay all accrued interest upon maturity of the loans, which occurs in March 2005. As of February 28, 2004, the total outstanding loans and recorded accrued interest receivable was $37.3 million and the carrying value of these outstanding loans and interest totaled $7.6 million.

        The Company utilizes a systematic methodology for determining the level of loan loss reserves that are appropriate for the management common stock loan program. A key factor considered by the methodology is the current market value of the common stock acquired and held by the participants. Other factors considered by the methodology include: the liquid net worth of the participants; the risks of pursuing collection actions against key employees; the probability of sufficient participant repayment capability based upon proximity to the due date of the loans; and other business, economic, and participant factors which may have an impact on the Company’s ability to collect the loans. Additionally, the methodology takes into account the fact that the Company does not hold the participants’ shares of stock as collateral due to certain laws and regulations. Based upon the reserve methodology, which includes management’s judgments regarding the adequacy of the management loan loss reserve, the Company did not record an increase or decrease to the loan loss reserve during the quarter ended February 28, 2004. The Company had aggregate loan loss reserves totaling $29.7 million at February 28, 2004 and August 31, 2003, which reduced notes and interest receivable from financing common stock purchases by related parties in the respective condensed consolidated balance sheets. At February 28, 2004, the principal amount of the participants’ loans plus recorded accrued interest exceeded the market value of the common stock acquired by the participants by $26.8 million. Should the value of the common stock acquired by the participants continue to be insufficient to cover the loans outstanding during the loan term, the loan loss reserve methodology provides a basis to be fully reserved for the difference between the value of the loans outstanding and the market value of the acquired stock, plus estimated collection and other related costs, prior to the March 2005 maturity date of the loans. The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon its financial position and future cash flows compared to full collection of the loans.

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

NOTE 6 – RESTRUCTURING AND STORE CLOSURE COSTS

        During fiscal 2003 and the two quarters ended February 28, 2004, the Company closed certain retail stores and incurred severance and lease termination costs related to the closure of these stores. These severance and lease termination costs are reported as a component of selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations.

        During fiscal 1999, the Company’s Board of Directors approved a plan to restructure the Company’s operations, reduce its workforce, and formally exit the majority of the Company’s leased office space located in Provo, Utah. The Company recorded a $16.3 million restructuring charge during fiscal 1999 to record the expected costs of these activities. Included in the restructuring charge were costs to provide severance and related benefits, as well as expected costs to formally exit the leased office space. This restructuring plan was substantially completed during fiscal 2000 and remaining restructuring costs at February 28, 2004 consist of leased space exit costs.

        The components of the remaining restructuring and store closure accruals at February 28, 2004 were as follows (in thousands):

	Severance Costs	Leased Space Exit Costs	Total

Balance at
November 29, 2003	$ 86	$ 2,451	$ 2,537
Charges to the accrual	72	436	508
Amounts utilized	(74)	(300)	(374)

Balance at
February 28, 2004	$ 84	$ 2,587	$ 2,671

        The remaining accrued leased space exit costs represent the difference between base rental charges and offsetting expected sublease receipts on these properties. During the quarter ended February 28, 2004 the Company accrued and expensed $0.2 million of additional leased space exit costs related to changes in estimated sublease receipts on 2 retail store closures that occurred during fiscal 2003. Approximately $2.2 million of the accrued leased space exit costs at February 28, 2004 is due to be paid subsequent to August 31, 2004. Although the Company expects that the accrual will be sufficient to exit these leased properties, changes in the commercial real estate market, which are impacted by numerous elements that are not within the control of the Company, may require further adjustments to the accrual.

NOTE 7 – SHAREHOLDERS’ EQUITY

        During the two quarters ended February 28, 2004, the Company consumed its remaining retained earnings and reported an accumulated deficit on its condensed consolidated balance sheet. Based upon applicable accounting guidelines, the Company ceased recording preferred dividends against retained earnings when it was exhausted and recorded a portion of the preferred dividends for the two quarters ended February 28, 2004 as a reduction of additional paid-in capital.

NOTE 8 – INCOME TAXES

        Although the Company recognized consolidated pre-tax losses during the two quarters ended February 28, 2004 and March 1, 2003, the Company recorded income tax expense during those periods that totaled $1.8 million and $1.2 million, respectively. The Company’s income tax expense during these periods was primarily due to taxable income in certain foreign tax jurisdictions. The Company was unable to offset the tax liabilities in these jurisdictions with its domestic operating loss carryforwards. A recent history of significant operating losses has precluded the Company from demonstrating that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of other deferred income tax assets will be realized. Accordingly, the Company has recorded valuation allowances on its domestic deferred income tax assets at February 28, 2004 and August 31, 2003.

NOTE 9 – COMPREHENSIVE INCOME

        Comprehensive income (loss) includes charges and credits to equity accounts that are not the result of transactions with shareholders. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income and loss items and was comprised of the following (in thousands):

	Quarter Ended		Two Quarters Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003

Net income (loss)	$232	$(7,938)	$(2,948)	$(16,045)
Foreign currency translation
adjustments	69	284	791	250

Comprehensive income (loss)	$301	$(7,654)	$(2,157)	$(15,795)

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

        Due to their anti-dilutive effect, the following incremental shares from Series A preferred stock calculated on an “as converted” basis and the potential common stock equivalents resulting from options to purchase common stock and non-vested shares of restricted stock deferred compensation that were calculated using the treasury stock method have been excluded from the diluted EPS calculation (in thousands):

	Quarter Ended		Two Quarters Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003

Number of Series A preferred
stock shares on an “as
converted” basis	6,239	6,239	6,239	6,239
Common stock equivalents from
the assumed exercise of
in-the-money stock options	26	3	17
Common stock equivalents from
non-vested restricted stock
deferred compensation	5		5

	6,270	6,242	6,261	6,239

        At February 28, 2004, the Company had approximately 2,750,000 stock options outstanding and 303,660 shares of non-vested restricted common stock that may have a dilutive effect on the Company’s EPS calculation in future periods.

NOTE 11 – SEGMENT INFORMATION

        The Company has two reporting segments: the Consumer Business Unit (“CBU”) and the Organizational Solutions Business Unit (“OSBU”). The following is a description of the Company’s reporting segments, their primary operating components, and their significant business activities:

Consumer Business Unit – This business unit is primarily focused on sales to individual customers and includes the results of the Company’s domestic retail stores, catalog and eCommerce operations, and other related distribution channels, including wholesale sales, government product sales, and office superstores. The CBU results of operations also include the financial results of the Company’s paper planner manufacturing operations. Although CBU sales primarily consist of products such as planners, binders, software, and handheld electronic planning devices, virtually any component of the Company’s leadership and productivity solutions may be purchased through CBU channels.

Organizational Solutions Business Unit – The OSBU is primarily responsible for the development, marketing, sale, and delivery of productivity, leadership, sales performance, and communication training solutions directly to organizational clients, including other companies, the government, and educational institutions. The OSBU includes the financial results of the Organizational Solutions Group (“OSG”) and the Company’s international operations. The OSG is responsible for the domestic sale and delivery of productivity, leadership, sales performance, and communication training solutions to corporations, governmental entities, and educational institutions. The OSG is also responsible for consulting services that compliment the Company’s productivity and leadership training solutions. The Company’s international sales group includes the financial results of its directly owned foreign offices and royalty revenues from licensees.

        The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”), and each of the reportable segments has a president who reports directly to the CEO. The primary measurement tool used for internal business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (“EBITDA”), which may not be calculated in the same manner as similarly titled amounts are calculated by other companies. For segment reporting purposes, the Company’s consolidated EBITDA can be calculated as its income or loss from operations excluding depreciation and amortization charges.

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

SEGMENT INFORMATION (in thousands)
	Consumer Business Unit			Organizational Solutions Business Unit
Quarter Ended February 28, 2004	Retail	Catalog/ eCommerce	Other CBU	OSG	International	Corporate and Eliminations	Consolidated

Sales to external
customers	$32,668	$16,265	$4,297	$13,110	$12,375		$78,715
Gross margin	18,314	9,182	268	8,374	8,487		44,625
EBITDA	5,764	3,603	(2,721)	(1,692)	2,791	(2,530)	5,215
Depreciation	818	263	309	179	325	1,328	3,222
Amortization			86	954	2	1	1,043
Quarter Ended
March 1, 2003

Sales to external
customers	$40,338	$17,085	$4,318	$18,097	$9,952		$89,790
Gross margin	21,323	9,440	1,072	11,679	6,564		50,078
EBITDA	6,260	3,171	(4,185)	167	1,392	(5,067)	1,738
Depreciation	4,227	495	482	493	274	2,097	8,068
Amortization			86	1,061	2	2	1,151
Significant non-cash
items:
Provision for losses
on management stock
loan program						2,313	2,313
Recovery of
investment in
unconsolidated
subsidiary				(740)			(740)
Impairment of assets			872				872
Two Quarters Ended
February 28, 2004

Sales to external
customers	$55,336	$34,477	$11,348	$27,058	$25,527		$153,746
Gross margin	30,297	19,832	2,240	17,188	17,594		87,151
EBITDA	5,194	8,211	(3,937)	(3,037)	6,036	(4,742)	7,725
Depreciation	1,788	568	692	431	632	2,702	6,813
Amortization			172	1,908	4	3	2,087
Two Quarters Ended
March 1, 2003

Sales to external
customers	$68,536	$36,218	$11,346	$37,008	$21,728		$174,836
Gross margin	35,857	20,519	2,154	23,702	14,774		97,006
EBITDA	6,185	8,254	(7,388)	(1,782)	3,686	(7,464)	1,491
Depreciation	6,180	1,199	995	922	527	4,158	13,981
Amortization			193	2,123	4	4	2,324
Significant non-cash
items:
Provision for losses
on management stock						2,470	2,470
loan program
Recovery of
investment in
unconsolidated
subsidiary				(1,630)			(1,630)
Impairment of assets			872				872

        A reconciliation of reportable segment EBITDA to consolidated income (loss) before income taxes is provided below (in thousands):

	Quarter Ended		Two Quarters Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003

Reportable segment EBITDA	$7,745	$6,805	$12,467	$8,955
Provision for losses
on management stock loans		(2,313)		(2,470)
Corporate expenses	(2,530)	(2,754)	(4,742)	(4,994)

Consolidated EBITDA	5,215	1,738	7,725	1,491
Depreciation	(3,222)	(8,068)	(6,813)	(13,981)
Amortization	(1,043)	(1,151)	(2,087)	(2,324)

Income (loss) from operations	950	(7,481)	(1,175)	(14,814)
Equity in losses of
unconsolidated subsidiary		(82)		(128)
Interest income	141	138	227	404
Interest expense	(56)	(37)	(167)	(111)
Other expense				(172)

Income (loss) before provision
for income taxes	$1,035	$(7,462)	$(1,115)	$(14,821)

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

RESULTS OF OPERATIONS

Overview

        The quarter ended February 28, 2004 marked our sixth consecutive quarter of improved quarter-over-quarter operating results. We recognized net income of $0.2 million for the quarter ended February 28, 2004 compared to a net loss of $7.9 million in the same period of the prior year. Our results of operations for the quarter were primarily influenced by the following factors: 1) Sales decreased by $11.1 million compared to the same period of the prior year and these declines were experienced in both the Consumer Business Unit (“CBU”) and the Organizational Solutions Business Unit (“OSBU”). However, the impact of declining sales was partially offset by improved gross margins for both product and training sales; 2) Selling, general, and administrative expenses decreased by $6.5 million and other operating expenses, including the provision for losses on the management stock loan program and asset impairments, decreased by $2.4 million; 3) Depreciation expense decreased by $4.8 million; and 4) Income tax expense increased by $0.3 million due to profitable international operations. Our cash position remained strong at $40.4 million and our net working capital totaled $41.7 million at February 28, 2004. Further details regarding these factors and their impact on our operating results are provided throughout the following management’s discussion and analysis.

Quarter Ended February 28, 2004 Compared to the Quarter Ended March 1, 2003

Sales

        The following table sets forth sales data for our operating segments (in thousands):

	Quarter Ended		Two Quarters Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003

Consumer Business Unit:
Retail Stores	$32,668	$40,338	$55,336	$68,536
Catalog/eCommerce	16,265	17,085	34,477	36,218
Other CBU	4,297	4,318	11,348	11,346

	53,230	61,741	101,161	116,100

Organizational Solutions Business
Unit:
Organizational Solutions Group	13,110	18,097	27,058	37,008
International	12,375	9,952	25,527	21,728

	25,485	28,049	52,585	58,736

Total Sales	$78,715	$89,790	$153,746	$174,836

        Product sales, which primarily consist of planners, binders, software, and handheld electronic planning devices that are primarily sold through our CBU channels, declined $7.9 million, or 12 percent compared to the second quarter of the prior fiscal year. The decline in product sales was primarily due to decreased sales in our retail and catalog channels. However, these declines were partially offset by increased sales from our eCommerce and wholesale channels. Retail store sales decreased by $7.7 million, or 19 percent, compared to the prior year. Reduced retail sales were primarily attributable to closed stores, a significant decline in the technology product sales, and reduced traffic in our remaining stores. These factors were reflected in an 8 percent decline in comparable store sales when measured against the prior year. During the quarter ended February 28, 2004, we closed 7 retail stores that had $1.1 million of sales during the quarter ended March 1, 2003. We currently expect to close 3 additional stores through the end of fiscal 2004 and we may close additional retail stores in future periods if analysis demonstrates that our operating performance may be improved through further retail store closures. We anticipate that a portion of the sales from these closed stores will transition to other retail store locations or to one of our other product channels. At February 28, 2004, we were operating 144 domestic retail stores compared to 171 domestic and 10 international retail locations at March 1, 2003. Catalog sales declined $1.6 million, compared to fiscal 2003, reflecting previous trends of lower call volume through our catalog call center. Lower call volume through our catalog channel is partially the result of fewer catalog mailings and our initiative to encourage customers to order through our eCommerce site located at www.franklincovey.com. Decreased catalog sales were partially offset by increased traffic and sales volume through our eCommerce channel, a trend that we expect to continue in future periods. Other CBU channel sales, which includes the sale of products through large retail chains, office superstores, and governmental channels decreased primarily due to the outsourcing of governmental product sales. During fiscal 2004 we outsourced the sale and distribution of our products through government channels to a well-established office products distributor. Accordingly, we now recognize royalty income from the distributor rather than the net sale and corresponding costs related to those sales. This change in strategy has resulted in overall improved income from product sales through government channels. The decline in governmental channel sales was partially offset by increased sales of our products in office superstores and through other retail chains.

        The Company offers a variety of training solutions, training related products, and consulting services focused on productivity, leadership, sales performance, and communication training programs that are provided both domestically and internationally through the OSBU. Training solution and related services sales, which are primarily delivered by the OSBU, decreased by $3.2 million, or 13 percent, compared to the quarter ended March 1, 2003. The decline in training sales was primarily due to decreased domestic leadership and productivity training program sales, which are delivered through our Organizational Sales Group (“OSG”). These declines were experienced to various extents across all of our primary delivery methods, including client-facilitated programs, public programs, and on-site programs. The Company’s continued efforts to scale back organizational consulting and the number of public seminars offered, while focusing more of our efforts on organizational training solutions also contributed to the overall decline in sales. Partially offsetting these declines was increased sales of our new 4 Disciplines of Execution and xQ programs. We believe that OSG training and service sales will improve as the general economy and hiring trends improve in the United States, corporate clients restore funding to training budgets, and as our new training offerings gain traction in the market. However, there can be no certainty as to when, or if, these events may occur and what their impact might be upon our training sales trends.

        International sales, which are reported as a component of our OSBU segment, increased $2.4 million, or 24 percent, compared to the prior year. The increase in international sales was primarily due to the translation of foreign sales amounts as foreign currencies strengthened against the United States dollar and by increased sales in Japan, the United Kingdom, Canada, and Mexico. Excluding the impact of foreign currency exchange fluctuations, international sales grew 11 percent compared to the prior year.

Gross Margin

        Gross margin consists of net sales less the cost of goods sold or services provided. Our overall gross margin improved to 56.7 percent of sales for the quarter, compared to 55.8 percent in the comparable quarter of fiscal 2003. The improvement in our overall gross margin was primarily due to favorable factors affecting our gross margin on product sales, which improved to 52.8 percent compared to 52.0 percent in the second quarter of fiscal 2003. The improvement in our product gross margin was primarily due to a shift in our product mix toward increased paper and binder sales, which have higher gross margins than technology and specialty items, focused cost reduction efforts that improved our gross margins in virtually all of our product categories, outsourcing of our product sales through government channels as described above, and decreased product obsolescence charges. Consistent with our quarter ended November 29, 2003, paper and binder sales continue to increase as a percent of total sales and were up approximately six percent compared to the prior year. We believe that such changes in our product mix, combined with continued aggressive cost management, will continue to produce favorable results in our product sales gross margin when compared to the prior year.

        Training solution and related services gross margin, as a percent of sales, improved to 66.9 percent compared to 65.6 percent in the prior year. The improvement in our training gross margin was primarily due to ongoing initiatives designed to reduce training program delivery costs and to de-emphasize organizational consulting sales, which have lower margins than the majority of our other training programs and services.

Operating Expenses

        Selling, General and Administrative – Our selling, general, and administrative (“SG&A”) expenses decreased $6.5 million, or 14 percent, compared to the prior year. Declining SG&A expenses were the direct result of initiatives specifically designed to reduce our overall operating costs and were consistent with SG&A expense trends during the previous two fiscal years. Our cost-reduction efforts have included retail store closures, headcount reductions, consolidation of corporate office space, and other measures designed to focus our resources on critical activities and projects. The primary effects of these cost-cutting initiatives were reflected in associate expense reductions totaling $3.0 million, advertising and promotional expense reductions totaling $1.8 million, and reductions in other SG&A expenses, such as outsourcing and development costs, that totaled $1.8 million compared to the prior year. Partially offsetting these cost reduction efforts were $0.6 million of additional expenses related to retail store closures, as discussed below. With the annualization of previous cost reduction efforts and continuing initiatives to further reduce our operating expenses, the Company expects that SG&A expenses will continue to decrease, compared to the prior year, through the remainder of fiscal 2004.

        We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability. During this assessment process, judgments are made as to whether under-performing or unprofitable stores should be closed. As a result of this evaluation process, we decided to close certain stores during fiscal 2003 and fiscal 2004. These store closures are comprised of stores that were unprofitable or were located in markets where the Company has multiple retail locations. The costs associated with closing retail stores are typically comprised of charges related to vacating the premises, which may include a provision for the remaining term on the lease, and severance and other personnel costs. During the quarter ended February 28, 2004 we closed 7 retail stores and incurred additional expenses related to certain store closures that occurred during fiscal 2003. These store closure costs totaled $0.6 million for the quarter ended February 28, 2004 and were reported as a component of SG&A expenses. Based upon our continuing analyses of retail store performance, we also intend to close 3 additional retail stores through the end of fiscal 2004, and will continue to incur costs associated with closing these stores.

        Provision for Losses on Management Common Stock Program – We utilize a systematic methodology for determining the level of loan loss reserves that are appropriate for the management common stock loan program (See Note 5 to the unaudited condensed consolidated financial statements). Based upon this methodology, which includes management’s judgments regarding the adequacy of the loan loss reserve, we did not record an adjustment to the loan loss reserve during the quarter ended February 28, 2004. We recorded a $2.3 million increase in the loan loss reserve during the comparable quarter of the prior year.

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

        Recovery of Investment in Unconsolidated Subsidiary – During fiscal 2001, we entered into a joint venture agreement with American Marketing Systems (“AMS”) to form Franklin Covey Coaching, LLC (“FCC”). Due to events and circumstances that suggested the joint venture would be terminated, we recorded impairment charges totaling $16.3 million to our investment in FCC during fiscal 2002. AMS later exercised its option to terminate the previous joint venture agreement effective August 31, 2002. According to the terms of a new agreement that terminated our interest in FCC in October 2003, we received payments totaling $2.6 million, of which $2.0 million was received during the quarter ended March 1, 2003. Upon recognition of these payments, we first reduced our remaining investment in FCC at August 31, 2002 to zero and then recorded the additional amounts as reversals of the previously recorded impairment charges. The impairment reversals during the quarter ended March 1, 2003 totaled $0.7 million and were recorded as a recovery of investment in an unconsolidated subsidiary.

        Depreciation and Amortization – Depreciation expense decreased $4.8 million, or 60 percent, compared to the prior year primarily due to the prior year impairment of retail store assets, full depreciation or disposal of certain computer hardware and software assets, and the effects of significantly reduced capital expenditures during preceding fiscal years. Based upon these events and current capital spending trends, we expect that depreciation expense will continue to decline compared to prior periods during the remainder of fiscal 2004. Amortization expense on definite-lived intangible assets totaled $1.0 million for the quarter ended February 28, 2004, compared to $1.2 million in the prior year. The reduction in our amortization expense is due to the full amortization of certain definite-lived intangible assets.

Income Taxes

        The provision for income taxes increased to $0.8 million compared to $0.5 million in the prior year. The increase was primarily due to increased taxable income in certain foreign tax jurisdictions. As of February 28, 2004, given our recent history of significant operating losses, we had provided a valuation allowance against substantially all of our domestic deferred income tax assets.

Two Quarters Ended February 28, 2004 Compared to the Two Quarters Ended March 1, 2003

Sales

        Product sales, which primarily occur through our CBU channels, declined $13.7 million, or 11 percent compared to the prior year. The decline in product sales was primarily attributable to decreased sales in our retail and catalog channels. However, decreased sales in these channels were partially offset by increased sales from our eCommerce and wholesale channels. Retail store sales decreased by $13.2 million, or 19 percent, compared to the prior year. Reduced retail sales were primarily attributable to closed stores, a significant decline in the technology product sales, and reduced traffic in our remaining stores. These factors were reflected in a 9 percent decline in comparable store sales when measured against the prior year. During the two quarters ended February 28, 2004, we closed 9 retail stores that had $2.4 million of sales during the two quarters ended March 1, 2003. Catalog sales declined compared to fiscal 2003, reflecting previous trends of lower call volume through our catalog call center. Decreased catalog sales were partially offset by increased traffic and sales volume through our eCommerce website at www.franklincovey.com.

        Training solution and related services sales decreased by $7.4 million, or 14 percent, compared to the prior year. The decline in training sales was reflective of recent training program sales trends and was primarily due to decreased training program sales in the United States, which are delivered through our Organizational Sales Group. The decrease in OSG sales was primarily attributable to decreased leadership and productivity training programs that were experienced to various extents across all of our primary delivery methods, including client-facilitated programs, public programs, and on-site programs. Partially offsetting these declines was increased sales of our new 4 Disciplines of Execution and xQ programs, which were released near the beginning of fiscal 2004.

        International sales for the two quarters ended February 28, 2004 increased $3.8 million, or 17 percent, compared to the prior year. The increase in international sales was primarily due to the translation of foreign sales amounts as foreign currencies strengthened against the United States dollar and by increased sales in Japan, the United Kingdom, Canada, Mexico, and Brazil. Increased sales in these countries were partially offset by sales decreases at our European office. Excluding the impact of foreign currency exchange fluctuations, international sales grew 6 percent compared to the prior year.

Gross Margin

        Our overall gross margin for the two quarters ended February 28, 2004, improved to 56.7 percent of sales, compared to 55.5 percent for the two quarters ended March 1, 2003. The improvement in our overall gross margin was primarily due to favorable factors affecting our gross margin on product sales, which improved to 52.6 percent compared to 51.1 percent in the prior year. The improvement in our product gross margin reflects continuing trends of a shift in our product mix toward increased paper and binder product sales, which have higher gross margins than technology and specialty items, focused cost reduction efforts that improved margins in virtually all of our product categories, and decreased obsolescence charges. During the two quarters ended February 28, 2004, paper and binder product sales, as a percentage of total product sales, increased by approximately six percent compared to fiscal 2003. In addition, the overall margin on paper and binder sales has increased, primarily due to reduced material costs and other cost reduction initiatives, compared to the prior year.

        Training solution and related services gross margin, as a percent of sales, improved to 66.6 percent compared to 65.8 percent in the prior year. The improvement in our training gross margin was primarily due to ongoing initiatives designed to reduce training program delivery costs and decreased organizational consulting sales, which had lower margins than the majority of our other training programs and services.

Operating Expenses

        Selling, General and Administrative – Our SG&A expenses decreased $14.4 million, or 15 percent, compared to the prior year. Declining SG&A expenses were the direct result of initiatives specifically designed to reduce our overall operating costs and were consistent with SG&A expense trends during the previous two fiscal years. The primary benefits of these cost-cutting initiatives were reflected in associate expense reductions totaling $7.6 million, advertising and promotional expense reductions totaling $4.6 million, and reductions in other SG&A expenses, such as outsourcing and development costs, that totaled $3.7 million compared to the prior year. Partially offsetting these cost reduction efforts were $1.2 million of additional expenses related to retail store closures.

        As a result of a retail store evaluation process that includes analysis of previous operating performance trends and projected future profitability, we decided to close certain stores during fiscal 2003 and fiscal 2004. These store closures are comprised of stores that were unprofitable or were located in markets where the Company has multiple retail locations. The costs associated with closing retail stores are typically comprised of charges related to vacating the premises, severance, and other personnel costs. During the two quarters ended February 28, 2004 we closed 9 stores and incurred additional expenses related to certain store closures that occurred during fiscal 2003. These store closure costs totaled $1.2 million for the two quarters ended February 28, 2004 and were reported as a component of SG&A expense.

        Provision for Losses on Management Common Stock Program – We utilize a systematic methodology for determining the level of loan loss reserves that are appropriate for the management common stock loan program (See Note 5 to the unaudited condensed consolidated financial statements). Based upon this methodology, which includes management’s judgments regarding the adequacy of the loan loss reserve, we did not record any adjustments to the loan loss reserve during the two quarters ended February 28, 2004. We recorded increases totaling $2.5 million to the loan loss reserve during the comparable two quarters of the prior year.

        Recovery of Investment in Unconsolidated Subsidiary – During fiscal 2001, we entered into a joint venture agreement to form FCC. Due to events and circumstances that suggested the joint venture would be terminated, we recorded impairment charges totaling $16.3 million to our investment in FCC during fiscal 2002. According to the terms of a new agreement that terminated our interest in FCC in October 2003, we received payments totaling $2.6 million, of which $2.0 million was received during the two quarters ended March 1, 2003. Upon recognition of the payments, we first reduced our remaining investment in FCC at August 31, 2002 to zero and then recorded the additional amounts as reversals of the previously recorded impairment charges. The impairment reversals during the quarter ended March 1, 2003 resulting from the new agreement totaled $1.6 million and were recorded as a recovery of investment in an unconsolidated subsidiary.

        Depreciation and Amortization – Depreciation expense decreased $7.2 million, or 51 percent, compared to the two quarters ended March 1, 2003 primarily due to the prior year impairment of retail store assets, full depreciation or disposal of certain computer hardware and software assets, and the effects of significantly reduced capital expenditures during preceding fiscal years. Based upon these events and current capital asset spending trends, we expect that depreciation expense will continue to decline compared to prior periods during the remainder of fiscal 2004. Amortization expense on definite-lived intangible assets totaled $2.1 million for the two quarters ended February 28, 2004, compared to $2.3 million in the prior year. The reduction in our amortization expense is due to the full amortization of certain definite-lived intangible assets. We expect intangible asset amortization expense to total $4.2 million during fiscal 2004.

Income Taxes

        The provision for income taxes increased to $1.8 million compared to $1.2 million in the first two quarters of fiscal 2003. The increase was primarily due to increased taxable income in certain foreign tax jurisdictions that could not be offset by domestic loss carryforwards or other tax assets. As of February 28, 2004, given our recent history of significant operating losses, we had provided a valuation allowance against substantially all of our domestic deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, our primary sources of capital have been net cash provided by operating activities, line-of-credit financing, long-term borrowings, asset sales, and the issuance of preferred and common stock. Following repayment and termination of our line of credit facility in fiscal 2002, we have not sought to obtain a new credit facility. Consequently, we currently rely primarily upon cash flows from operating activities to maintain adequate liquidity and working capital levels. At February 28, 2004, we had $40.4 million of cash and cash equivalents, compared to $41.9 million at August 31, 2003. Our net working capital has increased to $41.7 million at February 28, 2004 compared to $38.5 million at August 31, 2003. The following discussion is a description of the primary factors affecting our cash flows during the two quarters ended February 28, 2004.

Cash Flows From Operating Activities

        During the two quarters ended February 28, 2004, our net cash provided by operating activities totaled $3.3 million. Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business. The primary uses of cash for operating activities are payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses. Although our cash flows from operating activities were unfavorably affected by declining sales, we recognized improved overall cash flows from operating activities through reduced cash payments for costs and expenses related to generating these revenues, which was reflected by improved income from operations. In addition to these favorable operating results, we reduced our inventory levels to $26.8 million at February 28, 2004 from $36.8 million at August 31, 2003. In light of continuing sales trends, we have actively sought to improve our inventory levels through better management of on-hand inventories, especially for electronic devices, and overall reduced purchases. During the two quarters ended February 28, 2004, we also significantly reduced our payable to Electronic Data Systems (“EDS”) for accrued outsourcing contract costs. In fiscal 2003, we negotiated a revised payment schedule related to our outsourcing contracts with EDS for outstanding invoices from December 2002 through May 2003. These payments were postponed until certain software system implementation issues were resolved. As part of the revised payment schedule, we made $11.6 million of additional payments to EDS from September 2003 through February 2004 to bring us current on our liability with EDS. These payments were in addition to required minimum contract costs, as discussed in the Contractual Obligations section of this liquidity and capital resources discussion, and did not increase our costs of operations during fiscal 2004 since the obligations were expensed as they were incurred. The overall reduction in accrued outsourcing costs, accounts payable, which is seasonally high at August 31 of each year, and other accrued liabilities was $20.4 million and represented a significant use of cash during the first two quarters of fiscal 2004. We believe that efforts to optimize working capital balances combined with existing and planned cost-cutting initiatives, sales stabilization efforts, including new products and services, will improve our cash flows from operating activities in future periods. However, the success of these efforts is dependent upon numerous factors, some of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

        During the two quarters ended February 28, 2004, we used net cash of $0.4 million for investing activities. We used $1.9 million of cash during these two quarters for purchases of property and equipment, which consisted primarily of manufacturing equipment at our paper planner manufacturing facility and computer software and hardware. Our primary source of cash from investing activities was the sale of a vacant manufacturing facility, which resulted in net cash proceeds to the Company of $1.5 million.

Cash Flows From Financing Activities

        Net cash used for financing activities during the two quarters ended February 28, 2004 totaled $4.4 million. Our primary use of cash for financing activities was the payment of accrued Series A preferred stock dividends, which totaled $4.4 million during the two quarters ended February 28, 2004.

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

        Going forward, we will continue to incur costs necessary for the operation and potential growth of the business. We anticipate using cash on hand, cash provided by operating activities, on the condition that we can continue to generate positive cash flows from operations, and other financing alternatives, if necessary, for these expenditures. With significantly reduced debt balances, current levels of cash on hand, and expected improvements in cash flows from operating activities, we believe that our liquidity is adequate for the next twelve months. However, our ability to maintain adequate capital for our operations beyond that point in time is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, including additional asset sales, to maintain sufficient resources for future operating and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms.

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

        We assess the adequacy of our loan loss reserve on a quarterly basis and adjust the allowance based upon the results of the assessment. Based upon the results of this assessment, we did not record an adjustment to our loan loss reserve during the quarter ended February 28, 2004. Our loan loss methodology takes into account the fact that the Company does not hold the participants’ shares of stock as collateral due to certain laws and regulations. Should the value of the common stock acquired by the participants continue to be insufficient to cover the loans outstanding during the loan term, our loan loss reserve methodology provides a basis to be fully reserved for the difference between the value of the loans outstanding and the market value of the acquired stock, plus estimated collection and other related costs, prior to the March 2005 maturity date of the loans.

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

Foreign Currency Sensitivity

        Due to the global nature of the Company’s operations, we are involved in transactions that are denominated in currencies other than the United States dollar, which creates exposure to foreign currency exchange risk. During the quarter and two quarters ended February 23, 2004, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. These contracts did not meet specific hedge accounting requirements and corresponding gains and losses on these contracts were recorded as a component of SG&A expenses in our condensed consolidated statements of operations. The settlement of the Company’s foreign currency forward contracts resulted in net losses totaling $0.1 million and $0.5 million for the quarter and two quarters ended February 28, 2004 compared to net losses of $0.2 million and $0.3 million for the corresponding periods of the prior fiscal year. The notional amounts of the Company’s foreign currency contracts were as follows at February 28, 2004 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	264,510	$2,437
Australian Dollars	1,866	1,418
Mexican Pesos	8,875	786

Interest Rate Sensitivity

        The Company is exposed to fluctuations in U.S. interest rates primarily as a result of the cash and cash equivalents that we hold. Following payment and termination of our line of credit facility during fiscal 2002, our remaining debt balances consist primarily of fixed-rate long-term mortgages on certain of our buildings and property. As such, the Company does not have significant exposure or additional liability due to interest rate sensitivity. Additionally, the Company was not party to any interest rate swap or other interest related derivative instrument during the two quarters ended February 28, 2004 or March 1, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized, and reported within the appropriate time periods. The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2004 and, based upon that evaluation, which disclosed no significant deficiencies or material weaknesses, have concluded that such disclosure controls and procedures are effective.

(b)      Changes in Internal Controls

During the first two quarters of fiscal 2004, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting.

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

        In recent periods, the Company has faced declining revenues. Our sales for the two quarters ended February 28, 2004 were $153.7 million compared to $174.8 million in the same period of the prior year. While we have substantially reduced our operating expenses, we have not returned to profitability. If our revenues continue to decline, we may be unable to reduce our operating expenses sufficiently to achieve profitable operations due to contractual obligations and other fixed costs of our business.

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

Item 6.       Exhibits and Reports on Form 8-K:

                  (A)     Exhibits:

                              31      Certifications of the CEO and CFO under Section 302 of the Sarbanes-Oxley Act of 2002.

                              32      Certifications of the CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002.

                  (B)     Reports on Form 8-K:

                               On January 13, 2004, we filed a current report on Form 8-K to announce our financial results for the quarter ended November 29, 2003.

                              On March 16, 2004, we filed a current report on Form 8-K announcing the appointment of Dr. Clayton Christensen to our Board of Directors.

                               On April 13, 2004, we filed a current report on Form 8-K to announce our financial results for the quarter ended February 28, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date: April 13, 2004	By: /s/ ROBERT A. WHITMAN
Robert A. Whitman
Chief Executive Officer

Date: April 13, 2004	By: /s/ STEPHEN D. YOUNG
Stephen D. Young
Chief Financial Officer