Form 10-Q
period 2004-07-13
FRANKLIN COVEY CO
filed 2004-07-13
CIK 886206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

      (Mark One)

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 29, 2004

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

Commission file no. 1–11107

FRANKLIN COVEY CO.

(Exact name of registrant as specified in its charter)

Utah	87–0401551
(State of incorporation)	(I.R.S. employer identification number)

2200 West Parkway Boulevard	84119–2099
Salt Lake City, Utah	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number,
Including area code	(801) 817–1776

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X

No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act).

Yes

No      X

        Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

        19,934,451 shares of Common Stock as of July 7, 2004

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	May 29, 2004	August 31, 2003

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$36,558	$41,916
Accounts receivable, less allowance for doubtful accounts of $1,238 and $1,824	19,375	20,450
Inventories	22,773	36,805
Other current assets	4,898	8,178

Total current assets	83,604	107,349
Property and equipment, net	41,881	49,972
Intangible assets, net	88,547	91,645
Other long-term assets	8,035	10,775

	$222,067	$259,741

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$116	$89
Accounts payable	8,068	14,619
Outsourcing contract costs payable	4,448	17,218
Income taxes payable	6,417	6,534
Accrued liabilities	26,502	30,365

Total current liabilities	45,551	68,825
Long-term debt, less current portion	1,354	1,435
Other liabilities	3,520	3,681

Total liabilities	50,425	73,941

Shareholders' equity:
Preferred stock - Series A, no par value; convertible into common stock at $14 per share; 4,000 shares authorized, 873 shares issued;
liquidation preference totaling $89,530	87,203	87,203
Common stock - $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	207,777	221,968
Retained earnings (accumulated deficit)	(6,744)	4,221
Notes and interest receivable related to financing common stock
purchases by related parties, net		(8,459)
Deferred compensation	(774)
Accumulated other comprehensive income	889	445
Treasury stock at cost, 6,814 and 7,007 shares	(118,062)	(120,931)

Total shareholders' equity	171,642	185,800

	$222,067	$259,741

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended

	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003

	(unaudited)		(unaudited)

Net sales:
Products	$35,031	$39,035	$143,815	$161,514
Training and services	26,217	26,345	71,178	78,702

	61,248	65,380	214,993	240,216

Cost of sales:
Products	18,741	21,492	70,303	81,413
Training and services	9,846	8,234	24,879	26,143

	28,587	29,726	95,182	107,556

Gross margin	32,661	35,654	119,811	132,660
Selling, general, and administrative	35,128	43,073	114,553	136,876
Provision for losses on management stock loans		1,210		3,680
Recovery of investment in unconsolidated subsidiary		(110)		(1,740)
Impairment of assets				872
Depreciation	2,509	7,532	9,322	21,513
Amortization	1,043	1,052	3,130	3,376

Loss from operations	(6,019)	(17,103)	(7,194)	(31,917)
Equity in losses of unconsolidated subsidiary				(128)
Interest income	85	121	313	526
Interest expense	(27)	(29)	(195)	(140)
Other expense				(172)

Loss before income taxes	(5,961)	(17,011)	(7,076)	(31,831)
Benefit (provision) for income taxes	812	1,270	(1,021)	46

Net loss	(5,149)	(15,741)	(8,097)	(31,785)
Preferred stock dividends	(2,184)	(2,184)	(6,551)	(6,551)

Net loss attributable to common shareholders	$(7,333)	$(17,925)	$(14,648)	$(38,336)

Net loss attributable to common shareholders per share:
Basic and diluted	$(.37)	$(.89)	$(.73)	$(1.91)

Weighted average number of common shares:
Basic and diluted	19,940	20,055	19,947	20,038

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Quarters Ended

	May 29, 2004	May 31, 2003

	(unaudited)

Cash flows from operating activities:
Net loss	$(8,097)	$(31,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,764	25,992
Provision for losses on management stock loans		3,680
Recovery of investment in unconsolidated subsidiary		(1,740)
Impairment of assets		872
Loss (gain) on disposal of assets	(29)	231
CEO compensation contribution		375
Equity in losses of unconsolidated subsidiary		128
Amortization of deferred compensation	55
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	1,295	(2,671)
Decrease (increase) in inventories	14,152	(190)
Decrease in other assets	4,656	5,643
Increase (decrease) in accounts payable, outsourcing contract costs
payable, and accrued liabilities	(23,436)	9,887
Decrease in other long-term liabilities	(161)	(393)
Decrease in income taxes payable	(105)	(7,205)

Net cash provided by operating activities	2,094	2,824

Cash flows from investing activities:
Investment in unconsolidated subsidiary		(1,000)
Purchases of property and equipment	(2,418)	(3,336)
Cash distributions of earnings from unconsolidated subsidiary		2,000
Proceeds from sale of property and equipment	1,554	417

Net cash used for investing activities	(864)	(1,919)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(73)	(49)
Proceeds from sales of common stock from treasury	120	194
Purchase of common shares	(129)	(125)
Payment of preferred stock dividends	(6,551)	(6,551)

Net cash used for financing activities	(6,633)	(6,531)

Effect of foreign exchange rates on cash and cash equivalents	45	866

Net decrease in cash and cash equivalents	(5,358)	(4,760)
Cash and cash equivalents at beginning of the period	41,916	47,049

Cash and cash equivalents at end of the period	$36,558	$42,289

Supplemental disclosure of cash flow information:
Cash paid for interest	$252	$125

Cash paid for income taxes	$474	$4,947

Non-cash investing and financing activities:
Accrued preferred stock dividends	$2,184	$2,184
Deferred compensation from issuance of restricted common stock	829

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

            Franklin Covey Co. (the “Company”) provides integrated training and performance enhancement solutions to organizations and individuals in productivity, leadership, sales, communication, and other areas. Each integrated solution may include components of training and consulting, assessment, and other application tools that are generally available in electronic or paper–based formats. The Company’s products and services are available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com. The Company’s best–known offerings include the Franklin Covey PlannerTM, the productivity workshop entitled “Focus: Achieving Your Highest Priorities,” and courses based on the best–selling book, The 7 Habits of Highly Effective People.

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Certain information and footnote disclosures normally included in complete financial statements required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these interim financial reporting rules and regulations. The information included in this quarterly report on Form 10–Q should be read with the financial statements and related notes included in the Company’s Annual Report on Form 10–K for the fiscal year ended August 31, 2003. The accompanying unaudited interim financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.

            The Company utilizes a modified 52/53–week fiscal year that ends on August 31 of each year. Corresponding quarterly periods generally consist of 13–week periods that ended on November 29, 2003, February 28, 2004, and May 29, 2004 during fiscal 2004. Under the modified 52/53–week fiscal year, the quarter and three quarters ended May 29, 2004 had the same number of business days as the quarter and three quarters ended May 31, 2003.

            The results of operations for the quarter and three quarters ended May 29, 2004 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2004.

NOTE 2 – ACCOUNTING FOR STOCK–BASED COMPENSATION

            The Company accounts for its stock–based compensation and awards using the intrinsic–value method of accounting as outlined in Accounting Principles Board Opinion 25 and related interpretations. Under the intrinsic–value methodology, no compensation expense is recognized for stock option awards granted at, or above, the fair market value of the stock on the date of grant. Accordingly, no compensation expense has been recognized for the Company’s stock option plans or employee stock purchase plan in its condensed consolidated statements of operations. Had compensation expense for the Company’s stock option plans and employee stock purchase plan been determined in accordance with the fair value approach as defined by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock–Based Compensation, the Company’s net loss attributable to common shareholders and corresponding basic and diluted loss per share would have been the following (in thousands, except per share data):

	Quarter Ended		Three Quarters Ended

	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003

Net loss attributable to common
shareholders, as reported	$(7,333)	$(17,925)	$(14,648)	$(38,336)
Fair value of stock–based
compensation, net of tax	(199)	(251)	(586)	(757)

Net loss attributable to common
shareholders, pro forma	$(7,532)	$(18,176)	$(15,234)	$(39,093)

Basic and diluted loss per
share, as reported	$(.37)	$(.89)	$(.73)	$(1.91)
Basic and diluted loss per
share, pro forma	$(.38)	$(.91)	$(.76)	$(1.95)

            During January 2004, the Company’s Board of Directors approved a restricted stock award (the “RSA”) that granted 303,660 shares of the Company’s common stock to certain individuals in the Company’s management. The restricted stock shares vest five years from the grant date and may vest on an accelerated basis if the Company achieves specified earnings levels. The compensation cost of the RSA was based on the fair value of the shares on the grant date and totaled $0.8 million, which was recorded as deferred compensation in shareholders’ equity. The compensation cost related to the RSA will be expensed on a straight–line basis over the vesting period of the shares and will be accelerated if the Company achieves the specified earnings thresholds. In connection with the RSA grant, the participants are eligible to receive a cash bonus for a portion of the income taxes resulting from the grant. The participants received their cash bonus at the time of grant or will receive their bonus when the RSA shares vest. The cash bonuses totaled $0.4 million, of which $0.2 million was paid and expensed at the grant date. The remaining $0.2 million will be expensed on a straight–line basis over the vesting period, subject to acceleration, if necessary. The RSA shares granted were issued from treasury stock and had a cost basis of $5.2 million. The difference between the fair value of the RSA shares granted and their cost, which totaled $4.4 million, was recorded as a reduction to additional paid–in capital.

NOTE 3 – INVENTORIES

            Inventories are stated at the lower of cost or market, cost being determined using the first–in, first–out method, and were comprised of the following (in thousands):

	May 29, 2004	August 31, 2003

Finished goods	$18,856	$31,017
Work in process	788	1,062
Raw materials	3,129	4,726

	$22,773	$36,805

NOTE 4 – INTANGIBLE ASSETS

            The Company’s intangible assets were comprised of the following (in thousands):

May 29, 2004	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite–lived intangible assets:
License rights	$27,000	$(5,309)	$21,691
Curriculum	58,218	(22,547)	35,671
Customer lists	18,774	(10,589)	8,185
Trade names	1,277	(1,277)

	105,269	(39,722)	65,547
Indefinite–lived intangible asset:
Covey trade name	23,000		23,000

Balance at May 29, 2004	$128,269	$(39,722)	$88,547

August 31, 2003

Definite–lived intangible assets:
License rights	$27,000	$(4,606)	$22,394
Curriculum	62,386	(25,186)	37,200
Customer lists	18,874	(9,823)	9,051
Trade names	1,277	(1,277)

	109,537	(40,892)	68,645
Indefinite–lived intangible asset:
Covey trade name	23,000		23,000

Balance at August 31, 2003	$132,537	$(40,892)	$91,645

             During the quarter ended May 29, 2004, the Company removed certain fully amortized intangible assets, which were categorized as curriculum, that were no longer being used. The Company’s aggregate amortization expense totaled $1.0 million and $1.1 million for the quarters ended May 29, 2004 and May 31, 2003. Total amortization expense for the three quarters ended May 29, 2004 and May 31, 2003 was $3.1 million and $3.4 million.

NOTE 5 – MANAGEMENT COMMON STOCK LOAN PROGRAM

            During the fiscal year ended August 31, 2000, certain management personnel of Franklin Covey borrowed funds from an external lender, on a full–recourse basis, to acquire shares of the Company’s common stock. The loan program closed during fiscal 2001 with 3.825 million shares of common stock purchased by the loan participants for a total cost of $33.6 million. The Company initially participated on these management common stock loans as a guarantor to the lending institution. However, in connection with a new credit facility obtained during the fourth quarter of fiscal 2001, the Company acquired the loans from the external lender at fair value and is now the creditor for these loans. The loans in the management stock loan program have accrued interest at 9.4 percent (compounded quarterly), are full–recourse to the participants, and were originally due in March 2005. Although interest accrues on the outstanding balance over the life of the loans, the Company ceased recording interest receivable (and related interest income) related to these loans during the third quarter of fiscal 2002. However, loan participants remain obligated to pay all accrued interest upon maturity of the loans.

            In May 2004, the Company’s Board of Directors approved modifications to the terms of the management stock loans. While these changes have significant implications for most management stock loan program participants, the Company did not formally amend or modify the stock loan program notes. Rather, the Company is foregoing certain of its rights under the terms of the loans and granting participants the modifications described below in order to potentially improve their ability to pay, and the Company’s ability to collect, the outstanding balances of the loans. These modifications to the management stock loan terms apply to all current and former employees whose loans do not fall under the provisions of the Sarbanes–Oxley Act of 2002. Loans to the Company’s officers and directors (as defined by the Sarbanes–Oxley Act of 2002) were not affected by the approved modifications. The modifications to the management stock loan terms were as follows:

Waiver of Right to Collect – The Company will waive its right to collect the outstanding balance of the loans prior to the earlier of (a) March 30, 2008, or (b) the date after March 30, 2005 on which the closing price of the Company’s stock multiplied by the number of shares purchased equals the outstanding principal and accrued interest on the management stock loans.

Lower Interest Rate – Effective May 7, 2004, the Company will prospectively waive collection of all interest on the loans in excess of 3.16 percent per annum, which was the “Mid–Term Applicable Federal Rate” for May 2004.

Use of the Company’s Common Stock to Pay Loan Balances – The Company may consider receiving shares of the Company’s common stock as payment on the loans, which were previously only payable in cash.

Elimination of the Prepayment Penalty – The Company will waive its right to charge or collect any prepayment penalty on the management common stock loans.

            These modifications, including the reduction of the loan program interest rate, were not applied retroactively and participants remain obligated to pay interest previously accrued using the original interest rate.

             Based upon guidance found in Emerging Issues Task Force (“EITF”) Issue 00–23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, and EITF Issue 95–16, Accounting for Stock Compensation Agreements with Employer Loan Features under APB Opinion No. 25, the Company has determined that the management common stock loans should be accounted for as nonrecourse stock compensation instruments due to the modifications approved in May 2004 and their effects to the Company and the loan participants. While this accounting treatment does not alter the legal rights associated with the loans to the employees as described above, the modifications to the terms of the loans were deemed significant enough to adopt the nonrecourse model as described in EITF 00–23. As a result of this accounting treatment, the remaining carrying value of the notes and interest receivable related to financing common stock purchases by related parties, which totaled $7.6 million prior to the loan term modifications, was reduced to zero with a corresponding reduction in additional paid–in capital. Going forward, the Company will account for the nonrecourse loans as a variable stock option arrangement. Compensation expense will be recognized when the fair value of the common stock held by the loan participants exceeds the contractual principal and accrued interest on the loans ($46.4 million at May 29, 2004) or the Company takes action on the loans that in effect constitutes a repricing. However, the Company expects that additional compensation expenses will be minimal as the loans will be due when the Company’s common stock price equals the sum of the principal plus accrued interest at any time after March 30, 2005. This accounting treatment also precludes the Company from reversing the amounts expensed as additions to the loan loss reserve, totaling $29.7 million, which were recognized in prior periods. As a result of these loan program modifications, the Company hopes to increase the total value received from loan participants; however, the inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon its financial position and future cash flows compared to full collection of the loans.

NOTE 6 – RESTRUCTURING AND STORE CLOSURE COSTS

            During fiscal 2003 and the three quarters ended May 29, 2004, the Company closed certain retail stores and incurred severance and leased space exit costs related to the closure of these stores. These severance and leased space exit costs are reported as a component of selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations. Also in connection with the closure and expected closures of certain retail stores, the Company recorded impairment charges totaling $0.2 million during the three quarters ended May 29, 2004 to reduce the carrying values of the stores’ long–lived assets to their estimated fair values. These impairment charges were included in depreciation expense in the accompanying condensed consolidated statements of operations.

            During fiscal 1999, the Company’s Board of Directors approved a plan to restructure the Company’s operations, reduce its workforce, and formally exit the majority of the Company’s leased office space located in Provo, Utah. The Company recorded a $16.3 million restructuring charge during fiscal 1999 to record the expected costs of these activities. Included in the restructuring charge were costs to provide severance and related benefits, as well as expected costs to formally exit the leased office space. This restructuring plan was substantially completed during fiscal 2000 and remaining restructuring costs at May 29, 2004 consist of leased space exit costs.

            The components of the remaining restructuring and store closure accruals at May 29, 2004 were as follows (in thousands):

	Severance Costs	Leased Space Exit Costs	Total

Balance at
February 28, 2004	$84	$2,587	$2,671
Charges to the accrual	85	214	299
Amounts utilized	(84)	(300)	(384)

Balance at
May 29, 2004	$85	$2,501	$2,586

            The remaining accrued leased space exit costs represent the difference between base rental charges and offsetting expected sublease receipts on these properties. Although the Company expects that the restructuring and store closure accruals will be sufficient to exit these leased properties, changes in the commercial real estate market, which are impacted by numerous elements that are not within the control of the Company, may require further adjustments to the accrual.

NOTE 7 – SHAREHOLDERS’ EQUITY

            During the three quarters ended May 29, 2004, the Company consumed its remaining retained earnings and reported an accumulated deficit on its condensed consolidated balance sheet. Based upon applicable accounting guidelines, the Company ceased recording preferred dividends against retained earnings when exhausted and recorded a portion of the preferred dividends, which totaled $3.7 million for the three quarters ended May 29, 2004, as a reduction of additional paid–in capital.

NOTE 8 – INCOME TAXES

            The Company recorded income tax benefits of $0.8 million and $1.3 million during the quarters ended May 29, 2004 and May 31, 2003. These income tax benefits resulted primarily from the resolution of various tax matters and were partially offset by current income taxes incurred by the Company’s foreign subsidiaries and foreign income taxes on payments received from foreign licensees. Although the Company recognized consolidated pre–tax losses for the three quarters ended May 29, 2004 and May 31, 2003, the Company was unable to offset its tax liabilities in foreign jurisdictions with its domestic operating loss carryforwards. A recent history of significant operating losses has precluded the Company from demonstrating that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of other deferred income tax assets will be realized. Accordingly, the Company has recorded valuation allowances on its domestic deferred income tax assets at May 29, 2004 and August 31, 2003.

NOTE 9 – COMPREHENSIVE LOSS

            Comprehensive income or loss includes charges and credits to equity accounts that are not the result of transactions with shareholders. The Company’s comprehensive loss is comprised of net loss and other comprehensive income and loss items and was as follows for the periods presented (in thousands):

	Quarter Ended		Three Quarters Ended

	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003

Net loss	$(5,149)	$(15,741)	$(8,097)	$(31,785)
Loss on foreign currency hedges
of net investments in foreign
operations	(62)		(62)
Foreign currency translation
adjustments	(285)	617	506	867

Comprehensive loss	$(5,496)	$(15,124)	$(7,653)	$(30,918)

NOTE 10 – NET LOSS PER COMMON SHARE

            Basic earnings (loss) per share (“EPS”) is calculated by dividing net loss attributable to common shareholders by the weighted–average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net loss attributable to common shareholders by the weighted–average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate. During periods of net loss, all common stock equivalents, including the effect of common shares from the issuance of preferred stock on an “as converted” basis, are excluded from the diluted EPS calculation.

            Due to their anti–dilutive effect, the following incremental shares from Series A preferred stock calculated on an “as converted” basis and the potential common stock equivalents resulting from options to purchase common stock and non–vested shares of restricted stock deferred compensation that were calculated using the treasury stock method have been excluded from the diluted EPS calculation (in thousands):

	Quarter Ended		Three Quarters Ended

	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003

Number of Series A preferred
stock shares on an “as
converted” basis	6,239	6,239	6,239	6,239
Common stock equivalents from
the assumed exercise of
in–the–money stock options	29		21
Common stock equivalents from
non–vested restricted stock
deferred compensation

	6,268	6,239	6,260	6,239

            At May 29, 2004 the Company had approximately 2.615 million stock options outstanding and 303,660 shares of non–vested restricted common stock that were not considered in the Company’s calculation of diluted EPS that may have a dilutive effect on the Company’s EPS calculation in future periods. At May 31, 2003, the Company had approximately 2.750 million stock options outstanding that were not considered in the Company’s calculation of diluted EPS.

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

Organizational Solutions Business Unit – The OSBU is primarily responsible for the development, marketing, sale, and delivery of productivity, leadership, goal alignment, sales performance, and communication training solutions directly to organizational clients, including other companies, the government, communities, and educational institutions. The OSBU includes the financial results of the Organizational Solutions Group (“OSG”) and the Company’s international operations. The OSG is responsible for the domestic sale and delivery of productivity, leadership, sales performance, and communication training solutions to corporations, governmental entities, and educational institutions. The OSG is also responsible for consulting services that compliment the Company’s productivity and leadership training solutions. The Company’s international sales group includes the financial results of its directly owned foreign offices and royalty revenues from licensees.

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

SEGMENT INFORMATION
(in thousands)

	Consumer Business Unit			Organizational Solutions Business Unit

Quarter Ended May 29, 2004	Retail	Catalog/ eCommerce	Other CBU	OSG	International	Corporate and Eliminations	Consolidated

Sales to external customers	$16,005	$9,685	$7,449	$15,862	$12,247		$61,248
Gross margin	8,184	5,281	1,558	9,491	8,147		32,661
EBITDA	(2,968)	1,580	(1,319)	287	2,390	(2,437)	(2,467)
Depreciation	819	249	242	87	353	759	2,509
Amortization			86	954	2	1	1,043
Segment assets	10,852	790	13,506	91,399	25,015	80,505	222,067
Quarter Ended May 31, 2003

Sales to external customers	$21,159	$9,804	$6,202	$18,993	$9,222		$65,380
Gross margin	9,726	5,154	1,469	12,724	6,581		35,654
EBITDA	(4,313)	(406)	(2,072)	411	1,935	(4,074)	(8,519)
Depreciation	3,864	695	480	375	281	1,837	7,532
Amortization			86	962	2	2	1,052
Significant non–cash items:
Provision for losses on management
stock loan program						1,210	1,210
Recovery of investment
in uncolsolidated subsidiary				(110)			(110)
Three Quarters Ended May 29, 2004

Sales to external customers	$71,341	$44,162	$18,796	$42,920	$37,774		$214,993
Gross margin	38,480	25,113	3,798	26,679	25,741		119,811
EBITDA	2,242	9,792	(5,252)	(2,750)	8,425	(7,199)	5,258
Depreciation	2,607	817	935	518	985	3,460	9,322
Amortization			258	2,862	6	4	3,130
Three Quarters Ended May 31, 2003

Sales to external customers	$89,695	$46,022	$17,548	$56,001	$30,950		$240,216
Gross margin	45,583	25,674	3,622	36,426	21,355		132,660
EBITDA	1,872	7,848	(9,459)	(1,371)	5,620	(11,538)	(7,028)
Depreciation	10,044	1,894	1,474	1,298	808	5,995	21,513
Amortization			279	3,085	6	6	3,376
Significant non–cash items:
Provision for losses on management
stock loan program						3,680	3,680
Recovery of investment
in uncolsolidated subsidiary				(1,740)			(1,740)
Impairment of assets			872				872

            A reconciliation of reportable segment EBITDA to consolidated loss before income taxes is provided below (in thousands):

	Quarter Ended		Three Quarters Ended

	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003

Reportable segment EBITDA	$(30)	$(4,445)	$12,457	$4,510
Provision for losses
on management stock loans		(1,210)		(3,680)
Corporate expenses	(2,437)	(2,864)	(7,199)	(7,858)

Consolidated EBITDA	(2,467)	(8,519)	5,258	(7,028)
Depreciation	(2,509)	(7,532)	(9,322)	(21,513)
Amortization	(1,043)	(1,052)	(3,130)	(3,376)

Loss from operations	(6,019)	(17,103)	(7,194)	(31,917)
Equity in losses of
unconsolidated subsidiary				(128)
Interest income	85	121	313	526
Interest expense	(27)	(29)	(195)	(140)
Other expense				(172)

Loss before provision for
income taxes	$(5,961)	$(17,011)	$(7,076)	$(31,831)

NOTE 12 – ACCOUNTING FOR DERIVATIVE INSTRUMENTS

            During the normal course of business, the Company is exposed to fluctuations in foreign currency exchange rates due to its international operations and interest rates due to its cash balances held in interest–bearing accounts. To manage risks associated with foreign currency exchange and interest rates, the Company makes limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, the Company’s derivative instruments are entered into for periods that do not exceed the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into derivative contracts for trading or speculative purposes, nor is the Company party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument, and, thus, are not a measure of exposure to the Company through its use of derivatives. Additionally, the Company enters into derivative agreements only with highly rated counterparties and the Company does not expect to incur any losses resulting from non–performance by other parties.

Foreign Currency Exposure

            Due to the global nature of the Company’s operations, the Company is subject to risks associated with transactions that are denominated in currencies other than the United States dollar, as well as the effects of translating amounts denominated in foreign currencies to United States dollars as a normal part of the reporting process. In order to manage risks associated with foreign currencies, the Company makes limited use of foreign currency forward contracts and other foreign currency based derivative instruments. The objective of the Company’s foreign currency risk management activities is to reduce foreign currency risk in the consolidated financial statements. Although the Company cannot eliminate all aspects of its foreign currency risk, the Company believes that its strategy, which includes the use of derivative instruments, can reduce the impacts of foreign currency related issues on its consolidated financial statements. During the quarter and three quarters ended May 29, 2004, the Company utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. These contracts did not meet specific hedge accounting requirements and corresponding gains and losses on these contracts were recorded as a component of SG&A expense in the Company’s condensed consolidated statements of operations. The settlement of the Company’s foreign currency forward contracts resulted in a net gain of $0.2 million and a net loss of $0.3 million for the quarter and three quarters ended May 29, 2004 compared to net losses of $0.1 million and $0.5 million for the corresponding periods of the prior fiscal year. The notional amounts of the Company’s foreign currency sell contracts that did not qualify for hedge accounting were as follows at May 29, 2004 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	241,984	$2,146
Australian Dollars	1,893	1,308
Mexican Pesos	9,067	775

             During the quarter ended May 29, 2004, the Company entered into foreign currency forward contracts that were designed to manage foreign currency risks related to the Company’s net investment in its directly owned operations located in Canada, Japan, and the United Kingdom. These three offices comprise the majority of the Company’s investment in foreign operations. These foreign currency forward instruments qualified for hedge accounting and corresponding gains and losses were recorded as a component of other comprehensive income in the accompanying condensed consolidated balance sheet. During the quarter ended May 29, 2004, the Company recognized losses totaling $0.1 million on these hedge contracts, which were included in other comprehensive income for the quarter. The notional amounts of the Company’s foreign currency sell contracts that qualified for hedge accounting as net investment hedges were as follows at May 29, 2004 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Canadian Dollars	5,905	$4,344
Japanese Yen	324,226	2,883
British Pounds	1,139	2,079

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Management’s discussion and analysis contains forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management’s current expectations and are subject to various uncertainties and changes in circumstances. Important factors that could cause actual results to differ materially from those described in forward–looking statements are set forth below under the heading Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

            The Company suggests that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10–K for the year ended August 31, 2003.

RESULTS OF OPERATIONS

Overview

            The quarter ended May 29, 2004 marked yet another consecutive quarter of improved quarterly operating results when compared to the prior year. Our net loss for the quarter ended May 29, 2004 was $5.1 million compared to a net loss of $15.7 million in the same period of the prior year. Our net loss for the quarter was primarily influenced by the following factors: 1) Sales decreased by $4.1 million compared to the same period of the prior year primarily as a result of declines in product sales through retail stores in our Consumer Business Unit (“CBU”) channel. Training and service sales, which are delivered through our Organizational Solutions Business Unit (“OSBU”), remained relatively flat compared to the prior year; 2) Selling, general, and administrative expenses decreased by $7.9 million and other operating expenses, including the provision for losses on the management stock loan program and asset impairments, decreased by $1.1 million; 3) Depreciation expense decreased by $5.0 million; and 4) The benefit for income taxes decreased by $0.5 million, primarily due to profitable international operations.

            Although revenues continue to decline, the percentage of reduction for the quarter ended May 29, 2004 compared to the same period of the prior year was less than in recent quarters. The majority of the decline was attributable to product sales through our retail stores, which was reflected by a 15 percent decline in comparable store sales compared to the prior year. Training and services revenue remained relatively flat compared to the prior year, primarily upon the strength of increased international sales. As a result of aggressive cost–cutting strategies, we have significantly improved our operational results compared to the prior year, although we are not yet generating net income. We are currently focused on stabilizing, and eventually increasing, revenues through the introduction of new training programs and products. Our net working capital totaled $38.1 million, which included cash and cash equivalents totaling $36.6 million, at May 29, 2004. Further details regarding these factors and their impact on our operating results are provided throughout the following management’s discussion and analysis.

Quarter Ended May 29, 2004 Compared to the Quarter Ended May 31, 2003

Sales

            The following table sets forth sales data for our operating segments (in thousands):

	Quarter Ended		Three Quarters Ended

	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003

Consumer Business Unit:
Retail Stores	$16,005	$21,159	$71,341	$89,695
Catalog/eCommerce	9,685	9,804	44,162	46,022
Other CBU	7,449	6,202	18,796	17,548

	33,139	37,165	134,299	153,265

Organizational Solutions Business Unit:
Organizational Solutions Group	15,862	18,993	42,920	56,001
International	12,247	9,222	37,774	30,950

	28,109	28,215	80,694	86,951

Total Sales	$61,248	$65,380	$214,993	$240,216

            Product sales, which primarily consist of planners, binders, software, and handheld electronic planning devices that are primarily sold through our CBU channels, declined $4.0 million, or 10 percent compared to the same quarter of the prior fiscal year. The decline in product sales was primarily due to decreased sales in our retail store channel. However, these declines were partially offset by increased sales during the quarter in our wholesale channel. Retail store sales decreased by $5.2 million, or 24 percent, compared to the prior year. Reduced retail sales were primarily attributable to closed stores, a significant decline in technology product sales, and reduced traffic in our stores. These factors were reflected in a 15 percent decline in comparable store sales when measured against the same period of the prior year. At May 29, 2004, we were operating 141 domestic retail stores compared to 170 domestic and 10 international retail locations at May 31, 2003. The 29 domestic and 10 international retail stores that have been closed since May 31, 2003, had $3.0 million of sales during the quarter ended May 31, 2003. During the quarter ended May 29, 2004, we closed 3 retail stores and we currently expect to close 3 additional stores during the fourth quarter of fiscal 2004. However, we may close additional retail stores in future periods if analysis demonstrates that our operating performance may be improved through further retail store closures. We anticipate that a portion of the sales from these closed stores will transition to other retail store locations or to one of our other product channels. Sales of technology products, which include handheld electronic devices, or “PDAs”, and related products, decreased $2.8 million compared to the prior year. After factoring out the effects of the closed stores and declines in the sales of technology products, retail sales have substantially stabilized compared to the prior year. Catalog sales declined $0.8 million, compared to fiscal 2003, reflecting previous trends of lower call volume through our catalog call center. Lower call volume through our catalog channel is partially the result of fewer catalog mailings and our initiative to encourage customers to order through our eCommerce site located at www.franklincovey.com. Decreased catalog sales were partially offset by increased traffic and sales volume through our eCommerce channel, a trend that we expect to continue in future periods. Other CBU channel sales, which includes the sale of products through large retail chains, office superstores, and governmental channels increased primarily due to increased sales of our products in office superstores and through other retail chains. The growth in wholesale sales was partially offset by decreased government products sales. During fiscal 2004 we outsourced the sale and distribution of our products through government channels to a well–established office products distributor. Accordingly, we now only recognize royalty income from the distributor rather than the net sale and corresponding costs related to those sales. While the reported sales from this channel have decreased compared to the prior year, this change in strategy has resulted in overall improved income from product sales through government channels.

            The Company offers a variety of training solutions, training related products, and consulting services focused on productivity, leadership, sales performance, and communication training programs that are provided both domestically and internationally through the OSBU. Training solution and related services sales, which are primarily delivered by the OSBU, were essentially flat compared to the quarter ended May 31, 2003. Overall training and services sales performance was the result of decreased domestic leadership and productivity training program sales, which are delivered through our Organizational Sales Group (“OSG”) and increased international training sales. Declines in domestic training and services sales were experienced to various extents across all of our primary delivery methods, including client–facilitated programs, public programs, and on–site programs. Consistent with prior quarters in fiscal 2004, the Company’s continued efforts to scale back organizational consulting and the number of public seminars offered, while focusing more of our efforts on organizational training solutions, also contributed to the overall decline in sales. Partially offsetting these declines was increased sales of our new 4 Disciplines of Execution and xQ programs. We believe that OSG training and service sales will improve as the general economy and hiring trends improve in the United States, corporate clients restore funding to training budgets, and as our new training offerings continue to gain traction in the market. However, there can be no certainty as to when, or if, these events may occur and what their impact might be upon our domestic training sales trends.

             International sales, which are reported as a component of our OSBU segment, increased $3.0 million, or 33 percent, compared to the prior year. The increase in international sales was primarily due to increased sales in Japan, the United Kingdom, Canada, and Mexico, as well as favorable currency conversion impacts resulting from the translation of foreign sales amounts to United States dollars. Excluding the impact of foreign currency exchange fluctuations, international sales grew 24 percent compared to the prior year.

Gross Margin

             Gross margin consists of net sales less the cost of goods sold or services provided. Our overall gross margin was 53.3 percent of sales for the quarter, compared to 54.5 percent in the comparable quarter of fiscal 2003. The decline in our overall gross margin was primarily due to unfavorable factors affecting our gross margin on training and service sales, while gross margin on product sales increased to 46.5 percent compared to 44.9 percent in the same quarter of fiscal 2003. The improvement in our product gross margin was primarily due to a shift in our product mix from technology and specialty products to higher margin paper and binder products, focused cost reduction efforts that improved our gross margins in virtually all of our product categories, outsourcing of our product sales through government channels as described above, and decreased product obsolescence charges. Consistent with the two quarters ended February 28, 2004, paper and binder sales continue to increase as a percent of total sales. We believe that such changes in our product mix, combined with continued aggressive cost management, will continue to produce favorable results in our product sales gross margin when compared to the prior year.

             Training solution and related services gross margin, as a percent of sales, decreased to 62.4 percent compared to 68.7 percent in the prior year. The decline in our training gross margin during the quarter was primarily due to higher costs related to delivering programs to certain clients, multiple domestic symposium events that were held during fiscal 2004, which typically have lower gross margins than our other training events, and costs related to a series of international training events that also had lower gross margins than our other training programs. These factors were partially offset by ongoing initiatives designed to reduce overall training program delivery costs that continue to have a favorable impact upon our training and services gross margin.

Operating Expenses

             Selling, General and Administrative – Our selling, general, and administrative (“SG&A”) expenses decreased $7.9 million, or 18 percent, compared to the prior year. Continued declining SG&A expenses were the direct result of initiatives specifically designed to reduce our overall operating costs and were consistent with SG&A expense trends during the previous two fiscal years. Our cost–reduction efforts have included retail store closures, headcount reductions, consolidation of corporate office space, and other measures designed to focus our resources on critical activities and projects. The primary effects of these cost–cutting initiatives were reflected in associate expense reductions totaling $4.0 million, advertising and promotional expense reductions totaling $2.0 million, reduced rent and utilities charges totaling $1.2 million, and reductions in other SG&A expenses, such as outsourcing and development costs, that totaled $0.8 million compared to the prior year. Partially offsetting these cost reduction efforts were $0.5 million of additional expenses related to retail store closures, as discussed below. With the annualization of previous cost reduction efforts and continuing initiatives to further reduce our operating expenses, the Company expects that SG&A expenses will continue to decrease, compared to the prior year, through the remainder of fiscal 2004.

             We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability. During this assessment process, judgments are made as to whether under–performing or unprofitable stores should be closed. As a result of this evaluation process, we decided to close certain stores during fiscal 2003 and fiscal 2004. These store closures are comprised of stores that were unprofitable or were located in markets where the Company has multiple retail locations. The costs associated with closing retail stores are typically comprised of charges related to vacating the premises, which may include a provision for the remaining term on the lease, and severance and other personnel costs. During the quarter ended May 29, 2004, we closed 3 retail stores and incurred additional expenses related to certain store closures that occurred during fiscal 2003. These store closure costs totaled $0.5 million for the quarter ended May 29, 2004 and were reported as a component of SG&A expenses. Based upon our continuing analyses of retail store performance, we also intend to close 3 additional retail stores through the end of fiscal 2004, and will continue to incur costs associated with closing these stores.

             Provision for Losses on Management Common Stock Program – Prior to May 2004, we utilized a systematic methodology for determining the level of loan loss reserves that were appropriate for the management common stock loan program. Based upon this systematic methodology, we recorded a $1.2 million increase to the loan loss reserve during the prior year quarter ended May 31, 2003. However, due to the modifications to the terms of the management stock loans that were approved in May 2004 and their effects on the Company and loan participants (See Note 5 to the unaudited condensed consolidated financial statements), during the quarter ended May 29, 2004 the Company determined that the management common stock loans should be accounted for as nonrecourse stock compensation instruments. While this accounting treatment does not alter the legal rights associated with the loans to the participants, the modifications to the terms of the loans were deemed significant enough to adopt the nonrecourse accounting model. As a result of this accounting treatment, the remaining carrying value of the notes and interest receivable related to financing common stock purchases by related parties, which totaled $7.6 million prior to the accounting change, was reduced to zero with a corresponding reduction in additional paid–in capital. Going forward, we will account for the nonrecourse loans as a variable stock option award. Compensation expense will be recognized when the fair value of the common stock held by the loan participants exceeds the fair value of the loans plus accrued interest ($46.4 million at May 29, 2004) at any time after March 30, 2005. However, we expect that additional compensation expenses will be minimal as the loans will be due when the Company’s common stock price equals the sum of the principal plus accrued interest. Although we do not anticipate significant further compensation expense related to the management stock loans, this accounting treatment precludes us from recovering the amounts expensed as additions to the loan loss reserve, totaling $29.7 million, which were recognized in prior periods.

             The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

             Depreciation and Amortization – Depreciation expense decreased $5.0 million, or 67 percent, compared to the prior year primarily due to the prior year impairment of retail store assets which totaled $2.3 million, full depreciation or disposal of certain computer hardware and software assets, and the effects of significantly reduced capital expenditures during preceding fiscal years. Based upon these events and current capital spending trends, we expect that depreciation expense will continue to decline compared to prior year periods during the remainder of fiscal 2004. Amortization expense on definite–lived intangible assets totaled $1.0 million for the quarter ended May 29, 2004, compared to $1.1 million in the prior year. The reduction in our amortization expense is due to the full amortization of certain definite–lived intangible assets.

Income Taxes

            The Company recorded an income tax benefit of $0.8 million during the quarter ended May 29, 2004 compared to $1.3 million in the prior year. The tax benefits during those quarters resulted primarily from the favorable resolution of various tax matters and were partially offset by current income taxes incurred by our foreign subsidiaries and foreign taxes on payments from foreign licensees. Although we recognized consolidated pre–tax losses for the quarters ended May 29, 2004 and May 31, 2003, we were unable to offset tax liabilities in foreign jurisdictions with our domestic operating loss carryforwards. A recent history of significant operating losses has precluded us from demonstrating that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of other deferred income tax assets, will be realized. Accordingly, we have recorded valuation allowances on our domestic deferred income tax assets at May 29, 2004.

Three Quarters Ended May 29, 2004 Compared to the Three Quarters Ended May 31, 2003

Sales

             Product sales, which primarily occur through our CBU channels, declined $17.7 million, or 11 percent compared to the prior year. The decline in product sales was primarily attributable to decreased sales in our retail, catalog, and government channels. However, decreased sales in these channels were partially offset by increased sales from our eCommerce and wholesale channels. Retail store sales decreased by $18.4 million, or 20 percent, compared to the prior year. Reduced retail sales were primarily attributable to closed stores, a significant decline in the technology product sales, and reduced traffic in our remaining stores. These factors were reflected in a 14 percent decline in comparable store sales when measured against the prior year. At May 29, 2004, we were operating 141 domestic retail stores compared to 170 domestic and 10 international retail locations at May 31, 2003. The 29 domestic and 10 international retail stores that have been closed since May 31, 2003, had $12.4 million of sales during the three quarters ended May 31, 2003. Sales of technology products, which include handheld electronic devices, or “PDAs”, and related products, decreased $6.8 million compared to prior year. Catalog sales declined compared to fiscal 2003, reflecting previous trends of lower call volume and decreased technology sales through our catalog call center. Decreased catalog sales were partially offset by increased traffic and sales volume through our eCommerce website at www.franklincovey.com.

            Training solution and related services sales decreased by $7.5 million, or 10 percent, compared to the prior year. The decline in training sales was reflective of recent training program sales trends and was primarily due to decreased training program sales in the United States, which are delivered through our Organizational Sales Group. The decrease in OSG sales was primarily attributable to decreased leadership and productivity training programs that were experienced to various extents across all of our primary delivery methods, including client–facilitated programs, public programs, and on–site programs. Partially offsetting these declines was increased sales of our new 4 Disciplines of Execution and xQ programs, which were released near the beginning of fiscal 2004 and our international sales performance.

            International sales for the three quarters ended May 29, 2004 increased $6.8 million, or 22 percent, compared to the prior year. The increase in international sales was primarily due to increased sales in Japan, the United Kingdom, Canada, Mexico, and Brazil as well as the favorable impact of translating foreign sales amounts into United States dollars. Excluding the impact of foreign currency exchange fluctuations, international sales grew 12 percent compared to the prior year.

Gross Margin

            Our overall gross margin for the three quarters ended May 29, 2004, improved to 55.7 percent of sales, compared to 55.2 percent in the prior year. The improvement in our overall gross margin was primarily due to favorable factors affecting our gross margin on product sales, which improved to 51.1 percent compared to 49.6 percent in the prior year. The improvement in our product gross margin reflects continuing trends of a shift in our product mix toward increased paper and binder product sales, which have higher gross margins than technology and specialty items, focused cost reduction efforts that improved margins in virtually all of our product categories, and decreased obsolescence charges. During the three quarters ended May 29, 2004, paper and binder product sales, as a percentage of total product sales, increased compared to fiscal 2003. In addition, the overall margin on paper and binder sales has increased, primarily due to reduced material costs and other cost reduction initiatives, compared to the prior year.

             Training solution and related services gross margin, as a percent of sales, declined to 65.0 percent compared to 66.8 percent in the prior year. The decline in our training gross margin was primarily due to the following factors 1) Higher costs related to delivering programs to certain clients; 2) Decreased organizational consulting sales; 3) Multiple domestic symposium events that were held during fiscal 2004, which typically have lower gross margins than our other training events; and 4) Costs related to a series of international training events that also had lower gross margins than our other training programs. These unfavorable factors were partially offset by favorable results from ongoing initiatives designed to reduce training program delivery costs.

Operating Expenses

             Selling, General and Administrative – Our SG&A expenses decreased $22.3 million, or 16 percent, compared to the prior year. Declining SG&A expenses were the direct result of initiatives specifically designed to reduce our overall operating costs and were consistent with SG&A expense trends during the previous two fiscal years. The primary benefits of these cost–cutting initiatives were reflected in associate expense reductions totaling $11.6 million, advertising and promotional expense reductions totaling $6.7 million, reductions in other SG&A expenses, including outsourcing and development costs, that totaled $4.5 million, and reductions in rent and utilities expense that totaled $3.4 million compared to the prior year. Partially offsetting these cost reduction efforts were $1.7 million of additional expenses related to retail store closures.

             As a result of a retail store evaluation process that includes analysis of previous operating performance trends and projected future profitability, we decided to close certain stores during fiscal 2003 and fiscal 2004. These store closures are comprised of stores that were unprofitable or were located in markets where the Company has multiple retail locations. The costs associated with closing retail stores are typically comprised of charges related to vacating the premises, severance, and other personnel costs. During the three quarters ended May 29, 2004 we closed 12 stores and incurred additional expenses related to certain store closures that occurred during fiscal 2003. These store closure costs totaled $1.7 million for the three quarters ended May 29, 2004 and were reported as a component of our SG&A expenses.

             Provision for Losses on Management Common Stock Program – Prior to May 2004, we utilized a systematic methodology for determining the level of loan loss reserves that were appropriate for the management common stock loan program. Based upon this systematic methodology, we recorded increases totaling $3.7 million to the loan loss reserve during the three quarters ended May 31, 2003. However, due to the modifications to the terms of the management stock loans that were approved in May 2004 and their effects to the Company and loan participants (See Note 5 to the unaudited condensed consolidated financial statements), during the quarter ended May 29, 2004 the Company determined that the management common stock loans should be accounted for as nonrecourse stock compensation instruments. While this accounting treatment does not alter the legal rights associated with the loans to the participants, the modifications to the terms of the loans were deemed significant enough to adopt the nonrecourse accounting model. As a result of this accounting treatment, the remaining carrying value of the notes and interest receivable related to financing common stock purchases by related parties, which totaled $7.6 million prior to the accounting change, was reduced to zero with a corresponding reduction in additional paid–in capital. Going forward, we will account for the nonrecourse loans as a variable stock option award. Compensation expense will be recognized when the fair value of the common stock held by the loan participants exceeds the fair value of the loans plus accrued interest ($46.4 million at May 29, 2004) at any time after March 30, 2005. However, we expect that additional compensation expenses will be minimal as the loans will be due when the Company’s common stock price equals the sum of the principal plus accrued interest. Although we do not anticipate significant further compensation expense related to the management stock loans, this accounting treatment precludes us from recovering the amounts expensed as additions to the loan loss reserve, totaling $29.7 million, which were recognized in prior periods.

             Recovery of Investment in Unconsolidated Subsidiary – During fiscal 2001, we entered into a joint venture agreement to form Franklin Covey Coaching ("FCC"). Due to events and circumstances that suggested the joint venture would be terminated, we recorded impairment charges totaling $16.3 million to our investment in FCC during fiscal 2002. According to the terms of a new agreement that terminated our interest in FCC in October 2003, we received payments totaling $2.6 million, of which $2.0 million was received during the three quarters ended May 31, 2003. Upon recognition of the payments, we first reduced our remaining investment in FCC at August 31, 2002 to zero and then recorded the additional amounts as reversals of the previously recorded impairment charges. The impairment reversals during the three quarters ended May 31, 2003 resulting from the new agreement totaled $1.7 million and were recorded as a recovery of investment in an unconsolidated subsidiary.

             Depreciation and Amortization – Depreciation expense decreased $12.2 million, or 57 percent, compared to the three quarters ended May 31, 2003 primarily due to the full depreciation or disposal of certain computer hardware and software assets, the effects of significantly reduced capital expenditures during preceding fiscal years, and the prior year impairment of retail store assets which totaled $4.7 million. Based upon these events and current capital asset spending trends, we expect that depreciation expense will continue to decline compared to prior year periods during the remainder of fiscal 2004. Amortization expense on definite–lived intangible assets totaled $3.1 million for the three quarters ended May 29, 2004, compared to $3.4 million in the prior year. The reduction in our amortization expense is due to the full amortization of certain definite–lived intangible assets during fiscal 2003. We expect intangible asset amortization expense to total approximately $4.2 million during fiscal 2004.

Income Taxes

            For the three quarters ended May 29, 2004, we have recorded income tax expense of $1.0 million compared to a benefit of approximately $0.1 million in the prior year. The increase in income tax expense was primarily due to improved profitability in our directly owned foreign offices and foreign taxes on payments from our foreign licensees. Although we recognized domestic pre–tax losses during the three quarters ended May 29, 2004 and May 31, 2003, we were unable to offset tax liabilities in foreign jurisdictions with our domestic operating loss carryforwards. A recent history of significant operating losses has precluded us from demonstrating that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of other deferred income tax assets will be realized. Accordingly, we recorded valuation allowances on our domestic deferred income tax assets at May 29, 2004.

LIQUIDITY AND CAPITAL RESOURCES

            Historically, our primary sources of capital have been net cash provided by operating activities, line–of–credit financing, long–term borrowings, asset sales, and the issuance of preferred and common stock. Following repayment and termination of our line of credit facility in fiscal 2002, we have not sought to obtain a new credit facility. Consequently, we currently rely primarily upon cash flows from operating activities to maintain adequate liquidity and working capital levels. At May 29, 2004, we had $36.6 million of cash and cash equivalents, compared to $41.9 million at August 31, 2003. Our net working capital was $38.1 million at May 29, 2004 compared to $38.5 million at August 31, 2003. The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 29, 2004.

Cash Flows From Operating Activities

            During the three quarters ended May 29, 2004, our net cash provided by operating activities totaled $2.1 million. Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business. The primary uses of cash for operating activities are payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses. Although our cash flows from operating activities were unfavorably affected by declining sales, we recognized positive cash flows from operating activities through reduced cash payments for costs and expenses related to generating these revenues, which was reflected by a reduced loss from operations. While our operating results improved significantly over the prior year, our cash flows from operating activities was $0.7 million less than the prior year primarily due to reduced accounts payable, accrued outsourcing costs, and other accrued liabilities as well as the impact of reduced non–cash depreciation and amortization expenses. During fiscal 2004 we significantly reduced our payable to Electronic Data Systems (“EDS”) for accrued outsourcing contract costs. In fiscal 2003, we negotiated a revised payment schedule related to our outsourcing contracts with EDS for outstanding invoices from December 2002 through May 2003. These payments were postponed until certain software system implementation issues were resolved. As part of the revised payment schedule, we made $11.6 million of additional payments to EDS from September 2003 through February 2004 to bring us current on our liability with EDS. These payments were in addition to required minimum contract costs, as discussed in the Contractual Obligations section of this liquidity and capital resources discussion, and did not increase our costs of operations during fiscal 2004 since the obligations were expensed as they were incurred. The overall reduction in accrued outsourcing costs, accounts payable, which is seasonally high at August 31 of each year, and other accrued liabilities was $23.4 million and represented a significant use of cash during the first three quarters of fiscal 2004. Partially offsetting the use of cash to reduce accounts payable, outsourcing costs payable, and accrued liabilities, were reduced inventory purchases. During fiscal 2004, we have reduced our inventories to $22.8 million at May 29, 2004 compared to $36.8 million at August 31, 2003. In light of continuing sales trends, we have actively sought to improve our inventory levels through better management of on–hand inventories, especially for electronic devices, and overall reduced purchases. We believe that efforts to optimize working capital balances combined with existing and planned cost–cutting initiatives, and sales stabilization efforts, including sales of new products and services, will improve our cash flows from operating activities in future periods. However, the success of these efforts is dependent upon numerous factors, some of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

            During the three quarters ended May 29, 2004, we used net cash of $0.9 million for investing activities. We used $2.4 million of cash during these three quarters for purchases of property and equipment, which consisted primarily of manufacturing equipment at our paper planner manufacturing facility and computer software and hardware. Our primary source of cash from investing activities was the sale of a vacant manufacturing facility, which resulted in net cash proceeds to the Company of $1.5 million.

Cash Flows From Financing Activities

            Net cash used for financing activities during the three quarters ended May 29, 2004 totaled $6.6 million. Our primary use of cash for financing activities was the payment of accrued Series A preferred stock dividends, which totaled $6.6 million during the three quarters ended May 29, 2004.

Contractual Obligations

            The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. We make limited use of derivative instruments and have entered into various short–term foreign currency derivatives (See Item 3). Required contractual payments primarily consist of required payments to EDS for outsourcing services related to information systems, warehousing and distribution, and call center operations; rent expense for retail store and sales office space; cash payments for Series A preferred stock dividends; monitoring fees paid to a Series A preferred stock investor; and mortgage payments on certain buildings and property. Our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

Description	2004*	2005	2006	2007	2008	Thereafter	Total

Minimum required payments to
EDS for outsourcing
services	$23,685	$23,770	$23,918	$22,591	$22,829	$187,872	$304,665
Additional required payments
to EDS	11,604						11,604
Minimum operating lease
payments	14,503	11,168	8,271	6,805	6,267	16,370	63,384
Series A preferred stock
dividend payments	8,735	8,735	8,735	8,735	8,735	--	43,675
Monitoring fees paid to a
preferred stock investor	400	400	400	400	400	--	2,000
Debt payments	199	199	199	199	199	1,264	2,259

Total expected contractual
obligation payments	$59,126	$44,272	$41,523	$38,730	$38,430	$205,506	$427,587

*Amounts represent expected totals for the full fiscal year ending August 31, 2004.

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

            Going forward, we will continue to incur costs necessary for the operation and potential growth of the business. We anticipate using cash on hand, cash provided by operating activities, on the condition that we can continue to generate positive cash flows from operations, and other financing alternatives, if necessary, for these expenditures. With significantly reduced debt balances, current levels of cash on hand, and expected improvements in cash flows from operating activities, we believe that our liquidity is adequate for the next twelve months. However, our ability to maintain adequate capital for our operations beyond that point in time is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, inventory requirements, and other factors. Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, including additional asset sales, to maintain sufficient resources for future operating and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms.

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

Revenue Recognition

            The Company recognizes revenue when: 1) persuasive evidence of an agreement exists, 2) delivery of product has occurred or services have been rendered, 3) the price to the customer is fixed and determinable, and 4) collectibility is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the customer or by completion of the sale transaction in a retail store. For training and service sales, these conditions are generally met upon presentation of the training seminar, delivery of the consulting services, or shipment of the training manuals and related products. Revenue is recognized on software sales in accordance with Statement of Position 97–2, “Software Revenue Recognition.” For sales contracts that contain multiple deliverables, each element of the contract is analyzed and treated as a separate earnings process if it meets the specified requirements of Emerging Issues Task Force (“EITF”) Issue No. 00–21, Accounting for Revenue Arrangements with Multiple Deliverables. If those requirements are not met, revenue is determined for those combined deliverables as a single unit of accounting. Revenue from multiple deliverable contracts is recognized upon completion of the contracted terms for each element. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Inventory Valuation

            Inventories are stated at the lower of cost or market with cost determined using the first–in, first–out method. Our inventories are comprised primarily of dated calendar products and other non–dated products such as binders, handheld electronic devices, stationery, training products, and other accessories. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. In assessing the realization of inventories, we make judgments regarding future demand requirements and compare these assessments with current and committed inventory levels. Inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.

Indefinite–Lived Intangible Assets

            Intangible assets that are deemed to have an indefinite life are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists. The Covey trade name intangible asset has been deemed to have an indefinite life. This intangible asset is assigned to the Organizational Solutions Business Unit and is tested for impairment using the present value of estimated royalties derived from trade name related revenues, which consist primarily of training seminars and related products. If forecasts and assumptions used to support the realizability of our indefinite–lived intangible asset change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Impairment of Long–Lived Assets

            Long–lived tangible assets and definite–lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use an estimate of undiscounted future net cash flows of the assets, over the remaining useful lives in determining whether the assets are recoverable. If the carrying values of the assets exceed the anticipated future cash flows of the assets, we recognize an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long–lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long–lived assets requires us to use estimates of future cash flows. If forecasts and assumptions used to support the realizability of our long–lived tangible and definite–lived intangible assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK OF FINANCIAL INSTRUMENTS

            The primary financial instrument risks to which the Company is exposed are fluctuations in foreign currency exchange rates and interest rates. To manage risks associated with foreign currency exchange and interest rates, we make limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, our derivative instruments are entered into for periods that do not exceed the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, we do not enter into derivative contracts for trading or speculative purposes, nor were we party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument, and, thus, are not a measure of exposure to us through our use of derivatives. Additionally, we enter into derivative agreements only with highly rated counterparties and we do not expect to incur any losses resulting from non–performance by other parties.

Foreign Currency Sensitivity

            Due to the global nature of the Company’s operations, we are subject to risks associated with transactions that are denominated in currencies other than the United States dollar, as well as the effects of translating amounts denominated in foreign currencies to United States dollars as a normal part of the reporting process. In order to manage our risks associated with foreign currencies, we make limited use of foreign currency forward contracts and other foreign currency based derivative instruments. The objective of our foreign currency risk management activities is to reduce foreign currency risk in our consolidated financial statements. Although we cannot eliminate all aspects of our foreign currency risk, we believe that our strategy, which includes the use of derivative instruments, can reduce the impacts of foreign currency related issues on our consolidated financial statements. During the quarter and three quarters ended May 29, 2004, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. These contracts did not meet specific hedge accounting requirements and corresponding gains and losses on these contracts were recorded as a component of SG&A expense in our condensed consolidated statements of operations. The settlement of the Company’s foreign currency forward contracts resulted in a net gain of $0.2 million and a net loss of $0.3 million for the quarter and three quarters ended May 29, 2004 compared to net losses of $0.1 million and $0.5 million for the corresponding periods of the prior fiscal year. The notional amounts of the Company’s foreign currency sell contracts that did not qualify for hedge accounting were as follows at May 29, 2004 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	241,984	$2,146
Australian Dollars	1,893	1,308
Mexican Pesos	9,067	775

            During the quarter ended May 29, 2004, we entered into foreign currency forward contracts that were designed to manage the foreign currency risks related to our net investment in our directly owned operations located in Canada, Japan, and the United Kingdom. These three offices comprise the majority of our investment in foreign operations. These foreign currency forward instruments qualify for hedge accounting and corresponding gains and losses are recorded as a component of other comprehensive income in our condensed consolidated balance sheet. During the quarter ended May 29, 2004, we recognized losses totaling $0.1 million on these hedge contracts, which were included in other comprehensive income for the quarter. The notional amounts of the Company’s foreign currency sell contracts that qualified for hedge accounting as net investment hedges were as follows at May 29, 2004 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Canadian Dollars	5,905	$4,344
Japanese Yen	324,226	2,883
British Pounds	1,139	2,079

Interest Rate Sensitivity

            The Company is exposed to fluctuations in U.S. interest rates primarily as a result of the cash and cash equivalents that we hold. Following payment and termination of our line of credit facility during fiscal 2002, our remaining debt balances consist primarily of fixed–rate long–term mortgages on certain of our buildings and property. As such, the Company does not have significant exposure or additional liability due to interest rate sensitivity. Additionally, the Company was not party to any interest rate swap or other interest related derivative instrument during the quarter or three quarters ended May 29, 2004.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized, and reported within the appropriate time periods. The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 29, 2004 and, based upon that evaluation, which disclosed no significant deficiencies or material weaknesses, have concluded that such disclosure controls and procedures are effective.

(b)	Changes in Internal Controls

During the third quarter of fiscal 2004, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

            Certain written and oral statements made by the Company or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, Internet webcasts, or otherwise, are “forward–looking statements” within the meaning of the Private Securities Litigation reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward–looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. Forward–looking statements are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward–looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8–K, 10–Q, and 10–K. Such risks and uncertainties include, but are not limited to, unanticipated developments in any one or more of the following areas: the risk that our revenues will continue to decline; our ability to reduce costs sufficiently to permit profitable operations at reduced revenue levels; the ability to maintain revenues at a sufficient level to recognize anticipated benefits from the EDS outsourcing agreements; unanticipated costs or capital expenditures; changes in consumer preferences and difficulties in anticipating or forecasting changes in customer preferences or consumer demand for our products and services; difficulties encountered by EDS in implementing, operating, and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to the Company’s strategic plans; availability of financing sources; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; the ability to attract and retain qualified personnel; and other factors which may adversely affect our business.

            In recent periods, the Company has faced declining revenues. Our sales for the three quarters ended May 29, 2004 were $215.0 million compared to $240.2 million in the same period of the prior year. While we have substantially reduced our operating expenses, we have not returned to profitability. If our revenues continue to decline, we may be unable to reduce our operating expenses sufficiently to achieve profitable operations due to contractual obligations and other fixed costs of our business.

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

            The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors may emerge and it is not possible for our management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any single factor, or combination of factors, may cause actual results to differ materially from those contained in forward–looking statements. Given these risks and uncertainties, investors should not rely on forward–looking statements as a prediction of actual results.

            The market price of our common stock has been and may remain volatile. In addition, the stock markets in general have recently experienced increased volatility. Factors such as quarter–to–quarter variations in revenues and earnings or losses and our failure to meet expectations could have a significant impact on the market price of our common stock. In addition, the price of our common stock can change for reasons unrelated to our performance. Due to our low market capitalization, the price of our common stock may also be affected by conditions such as a lack of analyst coverage and fewer potential investors.

            Forward–looking statements are based on management’s expectations as of the date made, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results will differ and may differ materially from that contained in or suggested by forward–looking statements as a result of the factors set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in our filings with the SEC.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities (in thousands except for per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

February 29, 2004 to April 3, 2004	16	$2.76	none
April 4, 2004 to May 1, 2004	--	--	none
May 2, 2004 to May 29, 2004	--	--	none

Total	16	$2.76		668

All shares of our common stock purchased by the Company during our fiscal quarter ended May 29, 2004, were purchased in open–market transactions for exclusive distribution in our employee stock purchase program.

Through August 31, 2000, the Company’s Board of Directors had approved various plans for the purchase of up to 8,000,000 shares of the Company’s common stock. As of November 25, 2000, the Company had purchased 7,705,000 shares of common stock under these board–authorized purchase plans. On December 1, 2000, the Board of Directors approved a plan to acquire up to an additional $8.0 million of the Company’s common stock. During the fiscal year ended August 31, 2001 the Company purchased $7.1 million of its common stock under the terms of the December 2000 Board approved purchase plan. The maximum number of shares that may yet be purchased under the plans was calculated for the December 2000 plan by dividing the remaining approved dollars by $2.45, which was the closing price of the Company’s common stock on May 29, 2004. These shares were added to the remaining shares from the Company’s other Board–approved plans to arrive at the maximum amount that may be purchased as of May 29, 2004. No shares of the Company’s common stock were purchased during the three months ended May 29, 2004 under terms of any Board authorized purchase plan

Item 6.	Exhibits and Reports on Form 8–K
(A)	Exhibits:
31	Certifications of the CEO and CFO under Section 302 of the Sarbanes–Oxley Act of 2002.
32	Certifications of the CEO and CFO under Section 906 of the Sarbanes–Oxley Act of 2002.
(B)	Reports on Form 8–K:
On March 16, 2004, we filed a current report on Form 8–K announcing the appointment of Dr. Clayton Christensen to our Board of Directors
On April 13, 2004, we filed a current report on Form 8–K to announce our financial results for the quarter ended February 28, 2004
On May 12, 2004, we filed a current report on Form 8–K to announce information regarding the management common stock loan program
On July 13, 2004, we filed a current report on Form 8–K to announce our financial results for the quarter ended May 29, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date: July 13, 2004	By: /s/ ROBERT A. WHITMAN Robert A. Whitman Chief Executive Officer

Date: July 13, 2004	By: /s/ STEPHEN D. YOUNG Stephen D. Young Chief Financial Officer