Form 10-K
period 2004-08-31
FRANKLIN COVEY CO
filed 2004-11-29
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2004

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

         As of February 27, 2004, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $44,431,843.

        As of November 15, 2004, the Registrant had 19,728,390 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the Registrant’s Annual Meeting of Shareholders, which is scheduled to be held on January 21, 2005, are incorporated by reference in Part III of this Form 10-K.

INDEX TO FORM 10-K

PART I

Item 1.	Business
General
Franklin Covey Products
Training and Measurement Solutions Training, Facilitation and Consulting Services
Segment Information Sales and Marketing
Strategic Distribution Alliances
Clients
Competition
Manufacturing and Distribution
Research and Development
Trademarks, Copyrights and Intellectual Property
Employees
Recent Acquisitions and Divestitures
Available Information

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant's Common Equity and Related Shareholder Matters

Item 6.	Selected Financial Data

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
(a)	Introduction
(b)	Overview
(c)	Results of Operations
(d)	Fiscal 2004 Compared to Fiscal 2003
(e)	Fiscal 2003 Compared to Fiscal 2002
(f)	Significant Business Acquisitions and Divestitures
(g)	Quarterly Results
(h)	Liquidity and Capital Resources
(i)	Use of Estimates and Critical Accounting Estimates
(j)	New Accounting Pronouncements
(k)	Regulatory Compliance
(l)	Inflation and Changing Prices
(m)	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

(a)	Business Environment and Risk

Item 8.	Financial Statements and Supplemental Data
(a)	Consolidated Balance Sheets
(b)	Consolidated Statements of Operations and Comprehensive Loss
(c)	Consolidated Statements of Shareholders’ Equity
(d)	Consolidated Statements of Cash Flows
(e)	Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

PART I

Item 1. Business

General

Franklin Covey Co. (the “Company”, “we”, “us”, “our” or “FranklinCovey”) influences organizations, families and individuals the world over by helping them achieve their own great purposes by teaching principles and practices of effectiveness and by providing reinforcement tools like the FranklinCovey Planning System. Nearly 1,500 FranklinCovey associates world-wide delivered timeless and universal curriculum and effectiveness tools to more than five million customers in fiscal 2004. We strive to excel in this endeavor because we believe that:

o	People are inherently capable, aspire to greatness, and have the power to choose.

o	Principles are timeless and universal and are the foundation to lasting effectiveness

o	Leadership is a choice, built inside out on a foundation of character. Great leaders unleash the collective talent and passion of people toward the right goal.

o	Habits of effectiveness come only from the committed use of integrated processes and tools.

o	Sustained superior performance requires a balance of performance and performance capability (P/PC Balance®) — a focus on achieving results and building capability

The Opportunity

Corporations, organizations and individuals cumulatively purchase more than $10 billion a year in professional performance training curriculum, books, tapes, CD’s and other tools in an effort to improve their effectiveness and productivity. The $10 billion training industry is roughly divided into halves – IT training and performance skills training. After several years of lackluster industry results, performance skills training is estimated1 to grow 10% in 2004 compared to an estimated 4% growth rate in IT training. The performance skills training segment of the industry has hundreds of different curricula, delivered to both corporations and individuals. In addition to training, the performance skills industry includes a number of measurement methodologies and integrated implementation tools. The measurement methodologies include return on investment analysis and behavior modification measurement. Implementation tools are designed to increase learning retention and increase behavior modification. Many companies in the industry specialize in only one or two of these areas.

FranklinCovey is engaged in the performance skills industry. FranklinCovey’s competitive advantage in the highly fragmented industry stems from fully integrating training curricula, measurement methodologies and implementation tool offerings to help individuals and organizations measurably improve their effectiveness. This advantage allows FranklinCovey to deliver not only training to both corporations and individuals, but also to implement the training through the use of powerful behavior changing tools and then measure the impact of that training.

In fiscal 2004, we provided products and services to 90 of the Fortune 100 companies and more than 75 percent of the Fortune 500 companies. We also provide products and services to a number of U.S. and foreign governmental agencies, including the U.S. Department of Defense, as well as numerous educational institutions. We provide training curricula, measurement services and implementation tools internationally, either through directly operated offices, or through licensed providers. At August 31, 2004, we had direct operations in Australia, Brazil, Canada, Japan, Mexico and the United Kingdom. We also had licensed operations in 36 countries and licensed rights in 129 countries. Approximately 350,000 individuals were trained during the fiscal year ended August 31, 2004.

Unless the context requires otherwise, all references to the “Company”, “we”, “us”, “our” or to “FranklinCovey” herein refer to Franklin Covey Co. and each of its operating divisions and subsidiaries. The Company’s principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331 and its telephone number is (801) 817-1776.

FranklinCovey Products

An important principle taught in our productivity training is to have a single personal productivity system and to have all of one’s information in that one system. Based upon that principle, we developed the FranklinCovey Planning System with the original Franklin Planner as one of the basic tools for implementing the principles of our time management system. The FranklinCovey Planner consists of paper-based FranklinCovey Planning Pages, a binder in which to carry it, weekly, monthly and annual calendars as well as personal management sections. We offer a broad line of renewal planning pages, forms and binders in various sizes and styles. The FranklinCovey Planning System broadened as we developed additional planning tools to address the needs of more technology oriented workers as well as those who require both greater mobility and ready access to large quantities of data. For those clients who use digital or electronic productivity systems, we offer a wide variety of electronic solutions incorporating the same planning methodology.

FranklinCovey Planning Pages. Paper planning pages are available for the FranklinCovey Planning System in various sizes and styles and consist of daily or weekly formats, with Appointment Schedules, Prioritized Daily Task Lists, Monthly Calendars, Daily Notes, and personal management pages for an entire year. FranklinCovey Planning Pages are offered in a number of designs to appeal to various customer segments. The Starter Pack, which includes personal management tabs and pages, a guide to using the planner, a pagefinder and weekly compass cards, combined with a binder, and storage binder completes the basic FranklinCovey Planning System.

Electronic Solutions. We offer our time and life management methodology in an electronic format within a complete Personal Information Management (“PIM”) system through the FranklinCovey PlanPlus™ Software offerings. The software application can be used in conjunction with planning pages, electronic handheld organizers or used as a stand-alone planning and information management system. The FranklinCovey PlanPlus Software permits users to generate and print data on FranklinCovey Planning Pages that can be inserted directly into the FranklinCovey Planner. The program operates in the Windows® 95, 98, 2000, NT and XP operating systems. The FranklinCovey PlanPlus Software includes all necessary software, related tutorials and reference manuals.

FranklinCovey PlanPlus™ Software is also intended for our corporate clients that have already standardized on Microsoft® for group scheduling, but wish to make the FranklinCovey Planning System available to their employees without creating the need to support two separate systems. As this kind of extension proves its value in the market, the FranklinCovey Planning Software extension model may be expanded to other platforms.

We are an OEM provider of the PalmOne™ handheld devices, which has become another successful planning tool for which we provide FranklinCovey Planning Software and sell through our FranklinCovey channels. In an effort to combine the functionality of paper and the capabilities of the Palm®, we introduced products that can add paper-based planning to these electronic planners as well as binders and carrying cases specific to the PalmOne™ product line. We have also expanded the handheld line to include other electronic organizers with the FranklinCovey Planning Software such as the iPAQ™ Pocket PC from Hewlett-Packard® and the Trio™ by Handspring®, now part of PalmOne™.

We also provide The 7 Habits of Highly Effective People® training course in online and CD-ROM versions. This edition delivers the content from the 3-day classroom workshop in a flexible self-paced version via the Internet or CD-ROM that is available when and where employees need it. The Online Edition is presented in a multi-media format with video segments, voiceovers, a learning journal, interactive exercises, and other techniques. Included with the course is a 360-Degree profile and e-Coaching to help participants gain a broader perspective of their strengths and weaknesses and to help them implement the training to improve their skills.

The FranklinCovey Planning System is also available for the Tablet PC through FranklinCovey PlanPlus for Windows XP software. The software was developed in cooperation with Agilix Labs and includes the following features: screen views similar to the paper-based FranklinCovey Planner, natural handwriting interface, the full FranklinCovey Planning System with appointment scheduling, prioritized daily and master tasks and daily notes, digital note-taking and synchronization with Outlook Exchange and an e-Binder concept allowing for the collection of all important documents into one place.

Binders. To further customize the FranklinCovey Planning System, we offer binders and business cases (briefcases, portfolios, business totes, messenger bags, etc.) in a variety of materials, styles and sizes. These materials include high quality leathers, fabrics, synthetics and vinyl in a variety of color and design options. Binder styles include zipper closures, snap closures, and open formats with pocket configurations to accommodate credit cards, business cards, checkbooks, electronic devices and writing instruments. Most of the leather items are proprietary FranklinCovey designs. However, we also offer products from such leading manufacturers as Kenneth Cole.

Personal Development and Accessory Products. To supplement our principal products, we offer a number of accessories and related products, including third-party books, videotapes and audio cassettes focused on time management, leadership, personal improvement and other topics. We also market a variety of content–based personal development products. These products include books, audio learning systems such as multi-tape, CDs and workbook sets, CD-ROM software products, calendars and other specialty name brand items. We offer numerous accessory forms through our Forms Wizard software, which allows customization of forms, including check registers, spreadsheets, stationery, mileage logs, maps, menu planners, shopping lists and other information management and project planning forms. Our accessory products and forms are generally available in all the FranklinCovey Planner sizes.

Books. The principles we teach in our curriculum have also been published in book, audiotape and CD formats. Books to which the Company holds copyrights include The 7 Habits of Highly Effective People®, Principle–Centered Leadership, First Things First, The 7 Habits of Highly Effective Families, Nature of Leadership, Living the 7 Habits, and the latest book, The 8th Habit: From Effectiveness to Greatness all by Stephen R. Covey, The 10 Natural Laws of Time and Life Management, What Matters Most and The Modern Gladiator by Hyrum W. Smith, The Power Principle by Blaine Lee, The 7 Habits of Highly Effective Teens by Sean Covey and Business Think by Dave Marcum and Steve Smith. These books, as well as audiotape and CD audio versions of many of these products, and the products mentioned above are sold through general retail channels, as well as through our own catalog, our e-commerce Internet site at www.franklincovey.com and our more than 130 retail stores.

Training and Measurement Solutions Training, Facilitation and Consulting Services

We offer solutions for organizations through a combination of assessment instruments, including the xQ (Execution Quotient™) Profile and the 7 Habits Profile, and training courses including FOCUS: Achieving Your Highest Priorities; The 4 Disciplines of Execution; The 4 Roles of Leadership; and 7 Habits of Highly Effective People. We measure the impact of training investments for our clients through pre- and post- assessment profiles and return on investment analysis. These services are marketed and delivered world-wide through our Organizational Solutions Business Unit (OSBU), which consists of consultants, selected through a competitive and demanding process, and sales professionals.

Training and Education Programs. We offer a range of training programs designed to measurably improve the effectiveness of individuals and organizations. Our programs are oriented to address personal, interpersonal, managerial and organizational needs. In addition, we believe that our learning process provides an engaging and behavior-changing experience, which frequently generates additional business. During fiscal year 2004, approximately 350,000 individuals were trained using the Company’s curricula in its single and multiple–day workshops and seminars. We also offer assessment tools to help organizational clients determine the effectiveness of implementing company goals. The xQ Survey is an exclusive FranklinCovey assessment tool that gathers information, from an employee perspective, on how well organizational goals are understood and are being carried out. The survey questions, administered through a Web-based system, probe for details to uncover underlying focus and teamwork barriers or issues.

Our single–day FOCUS: Achieving Your Highest Priorities workshop teaches productivity skills integrated with a planning system to help individuals clarify, focus on, and execute their highest priorities, both personally and professionally. This seminar is conducted by our training consultants for employees of clients and in public seminars throughout the United States and in many foreign countries. The single-day The 4 Disciplines of Execution workshop helps managers identify the highest priorities for their teams and then lead those teams to execute tasks day-after-day.

We also deliver multiple-day workshops, primarily in the leadership area. Included in these offerings is the three–day 7 Habits workshop based upon the material presented in The 7 Habits of Highly Effective People®. The 7 Habits workshop provides the foundation for continued client relationships and the content and application tools are designed to be delivered deep into the client’s organization. Additionally, a three–day 4 Roles of Leadership course is offered, which focuses on the managerial aspects of client needs. FranklinCovey Leadership Week consists of a five–day session focused on materials from FranklinCovey’s The 7 Habits of Highly Effective People® and The 4 Roles of Leadership courses. FranklinCovey Leadership Week is reserved for supervisory level management of our corporate clients. As a part of the week’s agenda, executive participants plan and design strategies to successfully implement key organizational goals or initiatives.

In addition to providing consultants and presenters, we also train and certify client facilitators to teach selected FranklinCovey workshops within their organizations. We believe client–facilitated training is important to our fundamental strategy of creating pervasive on-going client impact and revenue streams. After having been certified, client facilitators can purchase manuals, profiles, planners and other products to conduct training workshops within their organization, generally without repeating the sales process. This creates programs which have an on-going impact on our customers and which generate repeat revenues. This is aided by the fact that curriculum content in one course leads the client to additional participation in other Company courses. Since 1988, we have trained more than 20,000 client facilitators. Client facilitators are certified only after graduating from one of our certification workshops and completing post–course certification requirements.

In April 2002, we introduced The 7 Habits of Highly Effective People® training course in online and CD-ROM versions. The need for reaching more employees faster and more inexpensively are the key drivers behind the growth of e-learning in the marketplace. The 7 Habits Online Edition addresses that need, offering a flexible alternative to classroom training.

Segment Information

To help us fulfill our mission of enabling greatness in people and organizations everywhere, we have organized our business in two segments: (1) the Consumer Business Unit (CBU) designed to reach individual consumers; and (2) the Organizational Solutions Business Unit (OSBU) designed to serve organizational clients. The following table sets forth, for the periods indicated, the Company’s revenue from external customers for each of its operating segments:

	2004	2003	2002
Consumer Business Unit
Retail Stores	$ 87,922	$112,054	$122,496
Consumer Direct	55,059	56,177	64,802
Other	23,088	23,935	22,326

Total CBU	166,069	192,166	209,624
Organizational Solutions Business Unit
Organizational Solutions Group	61,047	74,306	82,095
International	48,318	40,688	41,279

Total OSBU	109,365	114,994	123,374

Total	$275,434	$307,160	$332,998

We market products and services to organizations, schools and individuals both domestically and internationally through FranklinCovey retail stores, our consumer direct channel (which includes catalog operations and our Internet website, www.franklincovey.com), our organizational and educational sales forces and other distribution channels. Additional financial information related to our operating segments, as well as geographical information can be found in the notes to our consolidated financial statements (Note 19).

Consumer Business Unit

We sell FranklinCovey products to individual consumers through our company-owned retail stores, through FranklinCovey catalog operations, through our website and through selected contract stationers and selected retail outlets.

Retail Stores. Beginning in late 1985, we began a retail strategy by opening retail stores in areas of high client density. The initial stores were generally located in close proximity to corporate clients. We revised our strategy by locating retail stores in high-traffic retail centers, primarily large shopping centers and malls, to serve existing clients and to attract increased numbers of walk-in clients. Our retail stores average approximately 1,900 square feet. Our retail strategy focuses on reinforcing the training experience with high client service and consultative sales of planning tools. We believe this approach ensures longer-term usage and satisfaction with the FranklinCovey Planning System.

We believe that our retail stores have an upscale image consistent with our marketing strategy. Products are attractively presented and displayed with an emphasis on integration of related products and accessories. Our retail sales associates have been trained to teach the FranklinCovey Planning System, using the various tools and electronic handheld devices and software we offer, enabling them to assist and advise clients in the selection and use of our products.

At August 31, 2004, FranklinCovey had 135 domestic retail stores located in 36 states and the District of Columbia. We closed 18 retail stores in the United States during fiscal year 2004. These closures were comprised of under-performing and unprofitable stores. The Company may close additional stores in fiscal year 2005.

Consumer Direct. We periodically mail catalogs to our clients, including a fall catalog, holiday catalogs, spring and summer catalogs timed to coincide with planner renewals. Catalogs may be targeted to specific geographic areas or user groups as appropriate. Catalogs are typically printed in full color with an attractive selling presentation highlighting product benefits and features. We also market the FranklinCovey Planning System through our e-commerce Internet site at www.franklincovey.com. Customers may order catalogs and other marketing materials as well as the Company’s product line through this Internet portal.

During fiscal 2001, we entered into a long-term contract with Electronic Data Systems (“EDS”) of Dallas, Texas, to provide a large part of our customer relationship management in servicing our Consumer Direct customers through our catalog and e-commerce operations. We use EDS to maintain a client service department, which clients may call toll-free, 24 hours a day, Monday through Friday, to inquire about a product or to place an order. Through a computerized order entry system, client representatives have access to client preferences, prior orders, billings, shipments and other information on a real-time basis. Each of the more than 91 customer service representatives has the authority to immediately solve client service problems.

The integrated relationship management system provided by EDS allows orders from our customers to be processed through its warehousing and distribution systems. Client information stored within the order entry system is also used for additional purposes, including target marketing of specific products to existing clients. We believe that the order entry system helps assure client satisfaction through both rapid delivery and accurate order shipment.

Other Channels. We have an alliance with MeadWestvaco to sell our products through the contract stationer channel. MeadWestvaco distributes our products to contract stationer businesses such as Office Express, Office Depot, Office Max and Staples, which sell office products through catalog order entry systems to businesses and organizations. MeadWestvaco also represents FranklinCovey in the office superstore category by wholesaling the FranklinCovey Planning System to Staples, Office Depot and OfficeMax and represents us with Target Stores, for which we designed a specialty line of paper planning products branded under the “365 by FranklinCovey” under-brand label which is sold exclusively in their stores. We also have a similar distribution agreement with Heritage Industries in which they sell select products into Sam’s and Costco stores and an under-brand label “DayOne by FranklinCovey” product line that is sold through Walmart stores.

Organizational Solutions Group. We sell effectiveness and productivity solutions to organizations and schools through our own direct sales forces. We then deliver training services to organizations, schools and individuals in one of four ways:

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

We employ 77 sales professionals and business developers located in six major metropolitan areas throughout the United States who sell integrated offerings to institutional clients. We also employ an additional 46 sales professionals and business developers outside of the United States in six countries. Our sales professionals have selling experience prior to employment by the Company and are trained and evaluated in their respective sales territories. Sales professionals typically call upon persons responsible for corporate employee training, such as corporate training directors or human resource officers. Increasingly, sales professionals also call upon line leaders. Our sales professionals work closely with training consultants in their territories to schedule and tailor seminars and workshops to meet specific objectives of institutional clients.

FranklinCovey currently employs 63 training consultants in major metropolitan areas of the United States, with an additional 76 training consultants outside of the United States. Our training consultants are selected from a large number of experienced applicants. These consultants generally have several years of training and/or consulting experience and are known for their excellent presentation skills. Once selected, the training consultant goes through a rigorous training program including multiple live presentations. The training program ultimately results in the Company’s certification of the consultant.

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

We also provide The 7 Habits of Highly Effective Teens as a workshop or as a year-long curriculum to schools and school districts and other organizations working with youth. Based on the 7 Habits of Highly Effective Teens book, it helps to teach students and teachers studying skills, learning habits, and interpersonal development. In December 2001, we sold the stock of Premier Agendas, a wholly owned subsidiary that previously delivered our products and services to schools, to School Specialty. Pursuant to a license from FranklinCovey, Premier Agendas is expected to continue to expose over 20 million K-12 students to FranklinCovey’s world-renowned 7 Habits content. We retained the educator leadership and effectiveness training portion of Premier’s business.

International Sales. We provide products, training and printing services internationally through Company-owned and licensed operations. We have Company-owned operations and offices in Australia, Brazil, Canada, Japan, Mexico and the United Kingdom. We also have licensed operations in Argentina, Bermuda, China, Colombia, Denmark, Egypt, France, Germany, Greece, Hong Kong, Hungary, India, Indonesia, Israel, Italy, Korea, Lebanon, Malaysia, Netherlands, Nigeria, Panama, Poland, Portugal, Puerto Rico, Quebec, Russia, Saudi Arabia, Singapore, South Africa, Spain, Taiwan, Thailand, Turkey, UAE, Uruguay, and West Indies. There are also licensee retail operations in Hong Kong and South Korea. Our seven most popular books, The 7 Habits of Highly Effective People®, Principle–Centered Leadership, The 10 Natural Laws of Time and Life Management, First Things First, The Power Principle, The 7 Habits of Highly Effective Families and The 7 Habits of Highly Effective Teens are currently published in multiple languages. Financial information about our foreign operations is contained in Note 19 to our consolidated financial statements.

Strategic Distribution Alliances

We have created strategic alliances with third-party organizations in an effort to develop effective distribution of our products and services. The principal distribution alliances currently maintained by FranklinCovey are: Simon & Schuster and Saint Martin’s Press in publishing books for the Company; Lumacore to promote and facilitate Dr. Covey’s personal appearances and teleconferences; Nightingale–Conant to market and distribute audio and video tapes of the Company’s book titles; MeadWestvaco to market and distribute selected FranklinCovey Planners and accessories through the At-A-Glance catalog office supply channels and in the office superstores channel; PalmOne™ to serve as the official training organization for its PalmOne™ products; distribution agreements with Hewlett Packard and Acer in connection with the Tablet PC; Agilix Labs in development of the PlanPlus Software; Microsoft in conjunction with the Tablet PC training and PlanPlus marketing; and Heritage Industries to market and distribute selected FranklinCovey products to Sams Club, Costco and Walmart.

Clients

We have a relatively broad base of institutional and individual clients. We have more than 2,000 institutional clients consisting of corporations, governmental agencies, educational institutions and other organizations. We believe our products, workshops and seminars encourage strong client loyalty. Employees in each of our distribution channels focus on providing timely and courteous responses to client requests and inquiries. Institutional clients may choose to receive assistance in designing and developing customized forms, tabs, pagefinders and binders necessary to satisfy specific needs. As a result of the nature of FranklinCovey’s business and distribution channels, the Company does not have nor has it had a significant backlog of firm orders.

Competition

Training. Competition in the performance skills organizational training and education industry is highly fragmented with few large competitors. We estimate that the industry represents more than $6 billion in annual revenues and that the largest traditional organizational training firms have sales in the $100 million to $400 million range. Based upon FranklinCovey’s fiscal 2004 organizational sales of approximately $109 million, we believe we are a leading competitor in the organizational training and education market. Other significant competitors in the training market are Development Dimensions International, Institute for International Research (IIR) (formerly Achieve Global and Zenger Miller), Organizational Dynamics Inc., Provant, Forum Corporation, EPS Solutions and the Center for Creative Leadership.

Products. The paper-based time management and personal organization products market is intensely competitive and subject to rapid change. FranklinCovey competes directly with other companies that manufacture and market calendars, planners, personal organizers, appointment books, diaries and related products through retail, mail order and other sales channels. In this market, several competitors have strong name recognition. We believe our principal competitors include DayTimer, At–A–Glance and Day Runner. We also compete with companies that market substitutes for paper-based products, such as electronic organizers, software, PIM’s and handheld computers. Many FranklinCovey competitors, particularly those providing electronic organizers, software-based management systems, and hand-held computers, have access to marketing, product development, financial and other resources significantly in excess of those available to FranklinCovey. An emerging potential source of competition is the appearance of calendars and event-planning services available at no charge on the Web. There is no indication that the current level of features has proven to be attractive to the traditional planner customer as a stand-alone service, but as these products evolve and improve, they could pose a competitive threat.

Given the relative ease of entry in FranklinCovey’s product and training markets, the number of competitors could increase, many of whom may imitate existing methods of distribution, products and seminars, or offer similar products and seminars at lower prices. Some of these companies may have greater financial and other resources than us. We believe that the FranklinCovey Planning System and related products compete primarily on the basis of user appeal, client loyalty, design, product breadth, quality, price, functionality and client service. We also believe that the FranklinCovey Planning System has obtained market acceptance primarily as a result of the concepts embodied in it, the high quality of materials, innovative design, our attention to client service, and the strong loyalty and referrals of our existing clients. We believe that our integration of training services with products has become a competitive advantage. Moreover, we believe that we are a market leader in the United States among a small number of integrated providers of productivity and time management products and services. Increased competition from existing and future competitors could, however, have a material adverse effect on our sales and profitability.

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

During fiscal 2001, we entered into a long-term contract with EDS to provide warehousing and distribution services for our product line. EDS maintains a facility at the Company’s headquarters as well as at other locations throughout North America.

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

We also purchase numerous accessories, including pens, books, videotapes, calculators and other products, from various suppliers for resale to our clients. These items are manufactured by a variety of outside contractors located in the United States and abroad. We do not believe that we are materially dependent on any one or more of such contractors and consider our relationships with such suppliers to be good.

Research and Development

        FranklinCovey believes that the development of new products and curricula are important to maintaining its competitive position. Our products and services are conceived, designed and developed through the collaboration of our internal innovations group and external partner organizations. We focus our product design efforts on both improving our existing products and developing new products. We intend to continue to employ a customer focused design approach to provide innovative products and curricula that respond to and anticipate customer needs for functionality, productivity and effectiveness.

Our research and development expenditures totaled $3.6 million, $4.9 million, and $4.9 million in fiscal years 2004, 2003 and 2002, respectively.

Trademarks, Copyrights and Intellectual Property

We seek to protect our intellectual property through a combination of trademarks, copyrights and confidentiality agreements. We claim rights for 147 trademarks in the United States and have obtained registration in the United States and many foreign countries for many of our trademarks, including FranklinCovey, The 7 Habits of Highly Effective People, Principle–Centered Leadership, The 4 Disciplines of Execution, FOCUS: Achieving Your Highest Priorities, FranklinCovey Planner, PlanPlus, and The Seven Habits. We consider our trademarks and other proprietary rights to be important and material to our business. Each of the marks set forth in italics above is a registered mark or a mark for which protection is claimed.

We own sole or joint copyrights on our planning systems, books, manuals, text and other printed information provided in our training seminars, the programs contained within FranklinCovey Planner Software and its instructional materials, and our software and electronic products, including audio tapes and video tapes. We license, rather than sell, all facilitator workbooks and other seminar and training materials in order to limit their distribution and use. FranklinCovey places trademark and copyright notices on its instructional, marketing and advertising materials. In order to maintain the proprietary nature of our product information, FranklinCovey enters into written confidentiality agreements with certain executives, product developers, sales professionals, training consultants, other employees and licensees. Although we believe the protective measures with respect to our proprietary rights are important, there can be no assurance that such measures will provide significant protection from competitors.

Employees

As of August 31, 2004, FranklinCovey had 1,349 full and part-time associates, including 411 in sales, marketing and training; 584 in customer service and retail; 149 in production operations and distribution; and 205 in administration and support staff. During fiscal 2002, the Company outsourced a significant part of its information technology services, customer service, distribution and warehousing operations to EDS. A number of the Company’s former employees involved in these operations are now employed by EDS to provide those services to FranklinCovey. None of FranklinCovey’s associates are represented by a union or other collective bargaining group. Management believes that its relations with its associates are good. FranklinCovey does not currently foresee a shortage in qualified personnel needed to operate the Company’s business.

Recent Acquisitions and Divestitures

In December 2001, we sold the stock of Premier School Agendas, a Bellingham, Washington based wholly owned subsidiary and Premier School Agendas Ltd. Based in Canada (collectively “Premier”) to School Specialty (NASDAQ: SCHS) of Greenville, Wisconsin, for approximately $152.5 million plus the retention of Premier’s working capital, which was received in the form of a $4.0 million promissory note from the purchaser. Prior to the sale closing, we also received cash distributions from Premier’s working capital that totaled approximately $7 million. We still maintain the rights to sell our Student Achievement Workshop into schools and school districts.

Available Information

The Company’s principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331 and its telephone number is (801) 817-1776.

We regularly file reports with the Securities Exchange Commission (SEC). These reports include, but are not limited to, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and security transaction reports on Forms 3, 4, or 5. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of the Company’s reports on its website at www.sec.gov.

The Company makes our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished with the SEC available to the public, free of charge, through our website at www.franklincovey.com. These reports are provided through our website as soon as reasonable practicable after we file or furnish these reports with the SEC.

1 Simba Information, Corporate Training Market 2004: Forecast and Analysis. (2004)

Item 2. Properties

FranklinCovey’s principal business operations and executive offices are located in Salt Lake City, Utah. The following is a summary of our owned and leased properties. Our facility lease agreements are accounted for as operating leases, which expire at various dates through the year 2016.

Corporate Facilities
United States Administrative Offices:
            Salt Lake City, Utah (7 locations) – 2 leased
            Provo, Utah (1 location) – leased

Organizational Solutions Business Unit
Regional Sales Offices:
            United States (6 locations) – all leased

International Administrative Offices:
            Canada (1 location)
            Latin America (3 locations) – all leased
            Asia Pacific (2 locations) – both leased
            Europe (1 location) – leased

International Distribution Facilities:
            Asia Pacific (2 locations) – both leased
            Canada (1 location)
            Latin America (1 location) – leased
            Europe (1 location) – leased

Consumer Business Unit
Retail Stores:
            United States (135 locations) – 134 leased

Manufacturing Facilities:
            United States (1 location)

We consider our existing facilities sufficient for our current and anticipated level of operations in the upcoming fiscal year. Our manufacturing facility, which produces the majority of our printed paper products, operates at near capacity and we seek to use excess capacity by producing printed materials for other companies. Other significant developments related to our properties consisted of the following:

o	During fiscal 2004, we sought to lease part of our administrative offices located in Salt Lake City, Utah. We successfully leased a substantial portion of the office space available and intend to pursue lease agreements for the remaining space. We also actively sought to sell and leaseback our entire administrative office complex in fiscal 2004. Although we received several offers to purchase the property, we did not enter into an agreement to sell the property. However, we continue to market the property and may enter into a sale-leaseback agreement in the future.

o	In November 2004, we simultaneously exercised our option to purchase the corporate facilities leased in Provo, Utah and sold it to the tenant currently occupying that property. See Item 13. “Certain Relationships and Related Transactions.”

o	We are currently in the process of selling the building and distribution facility currently used by our Canadian operation, which is located in Ontario, Canada. Following completion of the sale, which is expected to close during fiscal 2005, the Company intends to leaseback the majority of the building from the buyer.

o	During fiscal 2004, we closed 18 domestic retail store locations and may close additional retail locations during fiscal 2005.

Item 3. Legal Proceedings

During fiscal 2002, the Company received a subpoena from the Securities and Exchange Commission (the SEC) seeking documents and information relating to the Company’s management stock loan program and previously announced, and withdrawn, tender offer. The Company has provided the documents and information requested by the SEC, including the testimonies of its Chief Executive Officer, Chief Financial Officer, and other key employees. The Company has cooperated, and will continue to fully cooperate, in providing requested information to the SEC. The SEC has indicated its intention to submit the issue to the supervisory staff and perhaps to the SEC Commission for guidance in determining how to further proceed in this matter. The Company believes that it has complied with the laws and regulations applicable to its management stock loan program and withdrawn tender offer.

The Company is also the subject of certain legal actions, which we consider routine to our business activities. At August 31, 2004, management believes that, after consultation with legal counsel, any potential liability to the Company under such actions will not materially affect our financial position, liquidity, or results of operations.

During fiscal 2002, we brought an action against World Marketing Alliance, Inc., a Georgia corporation (WMA) and World Financial Group, Inc., a Delaware corporation (WFG) the purchaser of substantially all assets of WMA, for breach of contract. The case proceeded to jury trial commencing October 25, 2004. The jury rendered a verdict in our favor and against WMA on November 1, 2004 for the entire unpaid contract amount of approximately $1.1 million. In addition to the verdict, we will likely recover prejudgment interest of approximately $0.3 million, plus our legal fees, which are in excess of $0.4 million. We do not intend to record the financial impact from this favorable legal judgment until the income is realized.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended August 31, 2004.

PART II

Item 5. Market for the Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

FranklinCovey’s common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “FC.” The following table sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported on the NYSE Composite Tape, for the fiscal years ended August 31, 2004 and 2003.

	High	Low

Fiscal Year Ended August 31, 2004:
Fourth Quarter	$2.75	$1.70
Third Quarter	2.86	2.05
Second Quarter	3.25	1.50
First Quarter	1.86	1.15
Fiscal Year Ended August 31, 2003:
Fourth Quarter	$2.00	$1.05
Third Quarter	1.09	.65
Second Quarter	1.79	.75
First Quarter	2.41	.90

We did not pay or declare dividends on our common stock during the fiscal year years ended August 31, 2004 and 2003. We currently anticipate that we will retain all available funds to finance our future growth and business opportunities. However, we are obligated and pay cash dividends on our outstanding shares of Series A preferred stock.

As of November 15, 2004, the Company had 19,728,390 shares of its common stock outstanding, which were held by approximately 340 shareholders of record.

The following table summarizes Company purchases of our common stock during the fiscal quarter ended August 31, 2004 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

May 30, 2004 to July 3, 2004	21	$ 2.52	none
July 4, 2004 to July 31, 2004	--	--	none
August 1, 2004 to August 31, 2004	--	--	none

Total	21	$ 2.52		818

All shares of our common stock purchased by the Company during our fiscal quarter ended August 31, 2004 were purchased in open-market transactions for exclusive distribution to participants in our employee stock purchase program.

In previous fiscal years, the Company’s Board of Directors had approved various plans for the purchase of up to 8,000,000 shares of our common stock. As of November 25, 2000, the Company had purchased 7,705,000 shares of common stock under these board-authorized purchase plans. On December 1, 2000, the Board of Directors approved an additional plan to acquire up to $8.0 million of our common stock. To date, we have purchased $7.1 million of our common stock under the terms of the December 2000 Board approved purchase plan. The maximum number of shares that may yet be purchased under the plans was calculated for the December 2000 plan by dividing the remaining approved dollars by $1.75, which was the closing price of the Company’s common stock on August 31, 2004. These shares were added to the remaining shares from the Company’s other Board-approved plans to arrive at the maximum amount that may be purchased as of August 31, 2004. No shares of the Company’s common stock were purchased during the fiscal quarter ended August 31, 2004 under terms of any Board authorized purchase plan.

Item 6. Selected Financial Data

Financial Highlights

During fiscal 2002, we sold the operations of Premier Agendas and discontinued our on-line planning service offered at franklinplanner.com. Accordingly, the information set forth in the table below has been restated to reflect Premier Agendas and franklinplanner.com as discontinued operations.

August 31,	2004	2003	2002	2001	2000

In thousands, except per share data
Income Statement Data
Net sales	$275,434	$307,160	$332,998	$439,781	$522,630
Loss from continuing operations	(10,150)	(45,253)	(96,466)	(13,196)	(7,472)
Net loss attributable to common shareholders	(18,885)	(53,988)	(109,266)	(19,236)	(12,414)
Diluted loss per share	(0.96)	(2.69)	(5.49)	(0.95)	(0.61)
Balance Sheet Data
Total assets	$225,771	$259,741	$304,738	$536,480	$592,479
Long-term obligations of continuing operations	3,020	5,116	4,923	92,858	65,139
Shareholders' equity	166,612	185,800	234,555	309,882	374,053

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management’s discussion and analysis is intended to provide a summary of the principal factors affecting the results of operations, liquidity and capital resources, contractual obligations, and the critical accounting policies of Franklin Covey Co. (also referred to as the Company, we, us, our, and FranklinCovey, unless otherwise indicated) and subsidiaries. This discussion and analysis should be read together with our consolidated financial statements and related notes, which contain additional information regarding the accounting policies and estimates underlying the Company’s financial statements. Our consolidated financial statements and related notes are presented in Item 8 of this report on Form 10-K.

FranklinCovey seeks to improve the effectiveness of organizations and individuals and is a worldwide leader in providing integrated learning and performance solutions to organizations and individuals that are designed to enhance strategic execution, productivity, leadership, sales force performance, effective communications, and other skills. Each performance solution may include products and services that encompass training and consulting, assessment, and various application tools that are generally available in electronic or paper-based formats. Our products and services are available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com. Historically, the Company’s best-known offerings include the FranklinCovey PlannerTM, our productivity workshop entitled “Focus: Achieving Your Highest Priorities,” and courses based on the best-selling book, The 7 Habits of Highly Effective People. Our new offerings include facilitated work sessions, a course entitled “The 4 Disciplines of Execution” and its assessment tool, “xQ” (Execution Quotient).

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2004, fiscal 2003, and fiscal 2002, refers to the twelve-month periods ended August 31, 2004, 2003, and 2002.

Key factors that influence our operating results include the number of organizations that are active customers; the number of people trained within those organizations; the sale of personal productivity tools (including FranklinCovey Planners, personal digital assistants or “PDAs”, binders, and other related products); the availability of budgeted training spending at our clients and prospective clients, which is significantly influenced by general economic conditions; and our ability to manage operating costs necessary to provide training and products to our clients.

RESULTS OF OPERATIONS

Overview

Fiscal 2004 operating results represented a significant improvement over reported results in fiscal years 2003 and 2002. Our loss from operations improved $38.6 million compared to fiscal 2003 and $113.5 million compared to fiscal 2002. We reported a $35.1 million improvement in our net loss attributable to common shareholders compared to fiscal 2003 and a $90.4 million improvement compared to fiscal 2002. Despite these significant improvements, we still face challenges in returning to profitable operations. The primary factors which influenced our fiscal 2004 results of operations and which may influence our operations in future periods include the following:

1.

Declining Sales – Since fiscal 2000, we have faced declining sales for both products and training. Our consolidated sales fell $31.7 million, or 10 percent, compared to fiscal 2003. Of this decline, $14.3 million was due to retail store closures and $9.5 million was due to decreased sales of technology products. In order to improve sales trends, we have introduced new training and consulting offerings and products and have refreshed existing programs and products. These efforts resulted in sales growth in our OSBU segment and improved “core” (primarily planners and binders) product sales during the fourth quarter of fiscal 2004. We intend to continue our efforts to stabilize and eventually grow our sales in future periods.

2.

Reduced Operating Expenses – Over the past several fiscal years, we have actively sought to reduce our operating expenses. Our efforts have included headcount reductions, retail store closures, consolidation of administrative office space, and other initiatives designed to reduce these expenses. As a result of these initiatives, we reduced our selling, general, and administrative expenses by $35.1 million compared to fiscal 2003 and $68.7 million compared to fiscal 2002. Our efforts to reduce capital expenditures and focus capital spending on key projects during the past few years helped us reduce our depreciation expense by $14.6 million compared to fiscal 2003 and $22.6 million compared to fiscal 2002.

3.

Improved Cash Flows from Operations – Our cash flows from operations improved to $11.1 million compared to $5.8 million in fiscal 2003 and net cash used for operations of $7.0 million in fiscal 2002. We improved our cash flows from operating activities despite $11.6 million of additional required payments for outsourced services that were made in fiscal 2004. We also reduced our on-hand inventories and realized favorable cash flows of $13.3 million from reduced purchases and better inventory management practices. As a result of these and other factors, we were able to maintain our cash and cash equivalents balance at $41.9 million as of August 31, 2004.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items through loss from continuing operations before income taxes in our consolidated statements of operations:

Year Ended August 31,	2004	2003	2002

Product sales	64.3%	65.8%	66.6%
Training and services sales	35.7	34.2	33.4

Total sales	100.0	100.0	100.0
Product cost of sales	31.4	33.6	33.3
Training and services cost of sales	12.3	11.2	11.6

Total cost of sales	43.7	44.8	44.9

Gross margin	56.3	55.2	55.1
Operating expenses:
Selling, general and administrative	53.8	59.7	65.1
Provision for losses on
management stock loans		1.3	7.4
Impairment (recovery) of investment
in unconsolidated subsidiary		(0.5)	4.9
Impairment of assets		0.2	2.8
Depreciation	4.3	8.6	10.3
Amortization	1.5	1.4	1.4

Total operating expenses	59.6	70.7	91.9

Loss from operations	(3.3)	(15.5)	(36.8)

Equity in earnings (losses) of
unconsolidated subsidiary			1.3
Interest income	0.1	0.2	1.0
Interest expense		(0.1)	(0.8)
Loss on interest rate swap			(1.5)
Other income (loss), net		(0.1)	0.1

Loss from continuing operations before
provision for income taxes	(3.2)%	(15.5)%	(36.7)%

Segment Review

We have two reporting segments: the Consumer Business Unit (CBU) and the Organizational Solutions Business Unit (OSBU). The following is a brief description of these segments and their primary operating activities.

Consumer Business Unit – This business unit is primarily focused on sales to individual customers and includes the results of the Company’s retail stores, catalog and eCommerce operations, and other related distribution channels, including wholesale, the government, and office superstores. The CBU results of operations also include the financial results of our paper planner manufacturing operations. Although CBU sales primarily consist of products such as planners, binders, software, and handheld electronic planning devices, virtually any component of the Company’s leadership and productivity solutions can be purchased through CBU channels.

Organizational Solutions Business Unit – The OSBU is primarily responsible for the development, marketing, sale, and delivery of productivity, strategic execution, leadership, goal alignment, sales performance, and effective communication training solutions directly to organizational clients, including other companies, the government, and educational institutions. The OSBU includes the financial results of the Organizational Solutions Group (OSG) and the Company’s international operations. The OSG is responsible for the domestic sale and delivery of strategic execution, goal alignment, productivity, leadership, sales force performance, and communication training solutions to corporations, governmental entities, communities, and educational institutions. The OSG is also responsible for consulting services that compliment the Company’s productivity and leadership training solutions. The Company’s international sales group includes the financial results of its directly-owned foreign offices and royalty revenues from licensees.

The following table sets forth segment sales data from continuing operations for the years indicated. For further information regarding our reporting segments and geographic information, refer to Note 19 to our consolidated financial statements (in thousands).

Year Ended August 31,	2004	2003	2002

Consumer Business Unit:
Retail stores	$87,922	$112,054	$122,496
Consumer direct	55,059	56,177	64,802
Other CBU	23,088	23,935	22,326

	166,069	192,166	209,624

Organizational
Solutions Business Unit:
OSG	61,047	74,306	82,095
International	48,318	40,688	41,279

	109,365	114,994	123,374

Total net sales	$275,434	$307,160	$332,998

FISCAL 2004 COMPARED TO FISCAL 2003

Sales

Product Sales – Our product sales, which primarily consist of planners, binders, software, and handheld electronic devices that are primarily sold through our CBU channels declined $25.0 million, or 12 percent compared to the prior year. In order to assess product sales performance we primarily analyze sales trends through our product delivery channels and the mix of products that are being sold through the channels. The decline in product sales compared to fiscal 2003 was primarily attributable to the following sales performance at CBU channels.

Retail sales decreased $24.1 million, or 22 percent, compared to fiscal 2003. The decline in retail sales was primarily attributable to the following:

o	$14.3 million of the retail sales decrease is the result of the closure of retail stores. The Company closed 18 stores in fiscal 2004 in addition to 22 domestic and 10 international stores that were closed in fiscal 2003. These store closures were primarily comprised of unprofitable stores and stores located in markets where the Company had multiple retail operations. We anticipate that a portion of the sales from these closed stores will transition to one of our other product channels.

o	$8.4 million of the retail store decrease was the result of declining comparable store technology sales, which include handheld electronic devices, or PDAs, and related products. Comparable stores are retail locations which have been open for the full year in the period reported. Technology sales have decreased as competition has increased from office product superstores and discounters. Sales of core products remained relatively flat, decreasing less than one percent compared to fiscal 2003.

At August 31, 2004, we were operating 135 retail stores compared to 153 stores at August 31, 2003.

Consumer direct (includes catalog and eCommerce operations) sales decreased $1.1 million, or two percent, compared with fiscal 2003. The primary factors affecting consumer direct sales were as follows:

o	Technology sales, including handheld electronic devices and PDAs, through this channel decreased $1.5 million.

o	The total number of orders placed through the consumer direct channel decreased five percent from the prior year.

Other CBU sales, which are comprised primarily of wholesale and government product sales, declined by $0.8 million, or four percent compared to the prior year. During 2004 our wholesale sales increased as the Company expanded its product offerings in office superstores and discount stores. Offsetting this increase was decreased government products sales. During fiscal 2004, we outsourced the sale and distribution of our products through government channels to a well-established office products distributor. Accordingly, we now only recognize royalty income from the distributor rather than the net sale and corresponding costs related to those sales.

Training and Services Sales – We offer a variety of training solutions and consulting services focused on business and personal productivity, strategic execution, goal alignment, leadership, sales performance, and communication training programs provided both domestically and internationally through the OSBU. Our overall training and service sales declined $6.7 million, or six percent, compared to the prior year. Decreased training sales were primarily due to decreased domestic training sales through our OSG, which experienced a slow start in fiscal 2004. Of the $13.3 million decline in domestic training sales, $10.0 million occurred during the first two quarters of fiscal 2004 and was primarily attributable to decreased client-facilitated leadership programs. Decreased leadership training was partially offset by increased productivity training and sales from our new program, “4 Disciplines of Execution” and related “xQ” sales. However, our training and consulting business improved significantly during late fiscal 2004, especially in the fourth quarter. During the fourth quarter, the booking pace for future on-site programs was the strongest recorded in three years.

International sales, which represented 44 percent of our OSBU segment sales in fiscal 2004, increased by $7.6 million, or 19 percent compared to the prior year. International sales growth was led by our two largest international offices, located in Japan and the United Kingdom, which experienced growth rates of 25 percent and 23 percent during fiscal 2004. Currency conversion also favorably impacted international results through translation of foreign sales to U.S. dollars. Excluding the impact of foreign currency exchange fluctuations, international sales grew 10 percent compared to the prior year.

With our renewed emphasis on providing training to enhance clients’ business results as well as their personal productivity and effectiveness, we believe that overall OSBU training and service sales will begin to improve in future periods. We believe that our efforts to improve training offerings will be rewarded as the general economy and hiring trends continue to improve in the United States, corporate clients restore funding to training budgets, and as our new training and consulting offerings continue to gain traction in the market. However, there can be no certainty as to when, or if, these events may occur and what their impact might be upon our training and services sales trends.

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

For fiscal 2004, our overall gross margin improved to 56.3 percent of sales compared to 55.2 percent in fiscal 2003. The improvement in our overall gross margin was primarily due to increased margins from product sales and an increase in training and service sales as a percent of total sales. Increased gross margin on product sales and an increase in training and service sales as a percent of total sales was primarily due to a favorable shift in our product mix away from technology and specialty products to higher-margin paper and binder products. Paper product sales, including forms and tabs, combined with binder product sales, increased as a percentage of total sales to 61 percent in fiscal 2004 compared to 58 percent in fiscal 2003. Our gross margins on paper and binder products also increased as a result of specific cost reduction initiatives. We believe that such changes in our product mix, combined with continued aggressive cost management, will continue to produce favorable results in our product sales gross margin in future periods.

We record the costs associated with operating our retail stores, call center, and Internet site as part of consolidated selling, general, and administrative expenses. Therefore, our consolidated gross margin may not be comparable with the gross margin of other retailers that include similar costs in their cost of sales.

Training solution and related services gross margin, as a percent of sales, decreased to 65.6 percent compared to 67.2 percent the prior year. The decline in our training gross margin during the year was primarily due to delivering some higher-cost programs that are part of a longer-term marketing strategy. These activities include: custom programs for certain strategic clients, multiple domestic symposium events, and a series of international events that also had lower gross margins than our other training programs. These factors were partially offset by ongoing initiatives designed to reduce overall training program delivery costs that continue to have a favorable impact on our training and services gross margin.

Operating Expenses

Selling, General, and Administrative – Our selling, general, and administrative (SG&A) expenses decreased $35.1 million, or 19 percent, compared to the prior year. Declining SG&A expenses were the direct result of initiatives specifically designed to reduce our overall operating costs and were consistent with SG&A expense trends during the previous two fiscal years. Our cost-reduction efforts have included retail store closures, headcount reductions, consolidation of corporate office space, and other measures designed to focus our resources on critical activities and projects. The primary effects of these cost-cutting initiatives were reflected in associate expense reductions totaling $18.1 million, advertising and promotional expense reductions totaling $7.7 million, reduced rent and utilities charges totaling $5.1 million, and reductions in other SG&A expenses, such as outsourcing and development costs, that totaled $5.1 million compared to the prior year. Partially offsetting these cost reduction efforts were $2.3 million of additional expenses related to retail store closures, as discussed below. Although our cost reduction efforts significantly reduced our operating costs during fiscal 2004, we will continue to pursue cost reduction efforts and initiatives to further reduce our operating expenses during fiscal 2005 in order to improve our operating results.

We regularly assess the operating performance of our retail stores, which includes assessment of previous operating performance trends and projected future profitability. During this assessment process, judgments are made as to whether under-performing or unprofitable stores should be closed. As a result of this evaluation process, we decided to close certain stores during fiscal 2004 and fiscal 2003. The costs associated with closing retail stores are typically comprised of charges related to vacating the premises, which may include a provision for the remaining term on the lease, and severance and other personnel costs. During fiscal 2004, we closed 18 retail stores and incurred additional expenses related to certain store closures that occurred during fiscal 2003. These store closure costs totaled $2.3 million during fiscal 2004 and were reported as a component of our SG&A expenses. Based upon our continuing analyses of retail store performance, we may close additional retail stores during fiscal 2005, and will continue to incur costs associated with closing retail stores.

Provision for Losses on Management Common Stock Program – Prior to May 2004, we utilized a systematic methodology for determining the level of loan loss reserves that were appropriate for the management common stock loan program. Based upon this systematic methodology, we recorded a $3.9 million increase to the loan loss reserve during fiscal 2003.

As a result of modifications to the terms of the management stock loans that were approved in May 2004 and their effects on the Company and loan participants (See Note 9 to our consolidated financial statements), the Company determined that the management common stock loans should be accounted for as non-recourse stock compensation instruments. While this accounting treatment does not alter the legal rights associated with the loans to the participants, the modifications to the terms of the loans were deemed significant enough to adopt the non-recourse accounting model. As a result of this accounting treatment, the remaining carrying value of the notes and interest receivable related to financing common stock purchases by related parties, which totaled $7.6 million prior to the accounting change, was reduced to zero with a corresponding reduction in additional paid-in capital.

We currently account for the non-recourse stock loans as variable stock option instruments. Compensation expense will be recognized when the fair value of the common stock held by the loan participants exceeds the fair value of the loans plus accrued interest ($46.8 million at August 31, 2004) at any time after March 30, 2005. However, we expect that additional compensation expense will be minimal as the loans will be due when the Company’s common stock price equals the sum of the principal plus accrued interest. Although we do not anticipate significant further compensation expense related to the management stock loans, this accounting treatment precludes us from recovering the amounts expensed as additions to the loan loss reserve, totaling $29.7 million, which were recognized in prior periods.

The inability of the Company to collect all, or a portion, of these management stock loan receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

Depreciation and Amortization – Depreciation expense decreased $14.6 million, or 55 percent, compared to fiscal 2003 primarily due to the full depreciation or disposal of certain computer hardware and software assets, the prior year impairment of retail store assets, which totaled $5.0 million, and the effects of significantly reduced capital expenditures during preceding fiscal years. Based upon these events and current capital spending trends, we expect that depreciation expense will continue to decline compared to prior year periods during fiscal 2005.

Amortization expense on definite-lived intangible assets totaled $4.2 million during fiscal 2004 compared to $4.4 million in the prior year. The reduction in our amortization expense was due to the full amortization of certain definite-lived intangible assets. We expect that amortization expense will total approximately $4.2 million during fiscal 2005.

Income Taxes

The income tax provision for fiscal 2004 resulted primarily from taxes payable by foreign affiliates and from taxes withheld on royalties from foreign licensees. These foreign taxes were partially offset by the reversal of accruals related to the resolution of certain tax matters. The income tax benefit for fiscal 2003 was primarily attributable to reversal of accruals related to the resolution of certain tax matters and a foreign income tax benefit related to our Japan operations.

As of August 31, 2004 and 2003, given our recent history of significant operating losses, we had provided a valuation allowance against substantially all of our deferred income tax assets. As of August 31, 2004 and 2003, we had net deferred tax assets of $1.3 million and $0.8 million, respectively, which primarily related to our operations in Japan. For further information concerning deferred tax items, including our net operating loss carryforwards, refer to Note 15 to our consolidated financial statements.

FISCAL 2003 COMPARED TO FISCAL 2002

Sales

Product Sales — Product sales during fiscal 2003 decreased $19.4 million, or nine percent, compared to fiscal 2002. The decline in product sales was primarily attributable to sales declines in our retail and consumer direct channels. However, sales declines in the retail and consumer direct channels were partially offset by increased sales from our wholesale channel. Retail store sales declined $10.4 million, or nine percent, primarily due to reduced technology sales, declining traffic, and closed stores. The unfavorable retail sales trend was reflected in a 10 percent decline in comparable store sales performance compared to fiscal 2002. As a result of unfavorable operating performance in certain of our retail stores, we closed 22 retail stores in the United States and 10 international locations during fiscal 2003. These closures were primarily comprised of unprofitable stores and stores located in markets where the Company had multiple retail operations. At August 31, 2003, we were operating 153 domestic retail stores compared to 173 domestic and 10 international stores at August 31, 2002.

Consumer direct sales declined $8.6 million, or 13 percent, compared to fiscal 2002. The decline in consumer direct sales was primarily due to continuing trends of lower call volume through our catalog call center. However, decreased catalog sales were partially offset by increased sales through our Internet web site located at www.franklincovey.com. Although total sales from the consumer direct channel were down, the shift of sales from the catalog call center to the Internet produced improved operating results for this channel due to the lower operating costs per transaction of our eCommerce operations. Other CBU sales improved primarily due to increased wholesale sales through our contract stationer channel, which produced a $1.3 million increase compared to fiscal 2002.

Training and Services Sales – Training solution and related services sales during fiscal 2003 decreased by $6.4 million, or six percent, compared to the prior year. Decreased domestic training sales, which are primarily delivered by our Organizational Solutions Group, were primarily attributable to decreased sales of customized training products, the elimination of our organizational change consulting group, decreased public seminar sales, and reduced government training sales. Partially offsetting these sales decreases were increases in client-facilitated workshops and productivity programs, including a new productivity workshop entitled, “Focus: Achieving Your Highest Priorities.”

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

Operating Expenses

Selling, General, and Administrative – Our SG&A expenses decreased $33.6 million, or 15 percent, compared to fiscal 2002. Decreased SG&A expenses were the result of initiatives specifically designed to reduce our overall operating costs. These successful cost-cutting initiatives resulted in associate expense reductions totaling $17.7 million, reductions in other SG&A expenses, including outsourcing, consulting, and development, that totaled $10.3 million, and advertising and promotional expense reductions totaling $9.0 million, compared to the prior year. Partially offsetting these cost reduction efforts were additional expenses generated from closing stores in fiscal 2003, as discussed below.

During fiscal 2003, the Company closed 22 stores in the United States and 10 international retail stores that were located in Canada and Mexico. In connection with these store closures, we incurred and expensed $3.6 million, which was recorded in SG&A expenses in fiscal 2003.

Provision for Losses on Management Stock Loan Program – During fiscal 2003 and 2002, we utilized a systematic methodology for determining the level of loan loss reserves that were appropriate for the management common stock loan program. Based upon this systematic methodology, we recorded a $3.9 million increase to the loan loss reserve during fiscal 2003 compared to an increase of $24.8 million in fiscal 2002.

Impairment (Recovery) of Investment in Unconsolidated Subsidiary – During fiscal 2001, we entered into a joint venture agreement with American Marketing Systems (AMS) to form Franklin Covey Coaching, LLC (FCC). The joint venture agreement required the Company’s coaching programs to achieve specified earnings thresholds in fiscal 2002 or the agreement could be terminated by AMS. Based upon events and circumstances that suggested the joint venture would be terminated, we recognized impairment charges to our investment in FCC that totaled $16.3 million during fiscal 2002. AMS later exercised its option to terminate the existing joint venture effective August 31, 2002.

Under the provisions of a new partnership agreement that terminated the Company’s interest in FCC in October 2003, the Company received payments totaling $2.6 million during fiscal 2003 and fiscal 2002. Upon recognition of the new partnership payments, we first reduced our remaining investment in FCC at August 31, 2002 to zero and then recorded the additional amounts as reversals of the previously recorded impairment charges. These impairment reversals totaled $1.6 million in fiscal 2003. We will not receive any further payments from FCC.

Loss on Impaired Assets – During fiscal 2003, we recorded an impaired asset charge of $0.9 million to expense our remaining investment in Agilix due to cash flow sufficiency concerns at Agilix. Our loss on impaired assets in fiscal 2002, which totaled $9.2 million, consisted of several write-downs of impaired assets including the Covey trade name, a note receivable from the sale of subsidiary, and software costs. For further information, refer to Note 13 to our consolidated financial statements.

Depreciation and Amortization – Depreciation expense decreased $7.9 million compared to the prior year primarily due to the full depreciation or disposal of certain computer hardware and software as well as significantly reduced capital expenditures, especially for store build-outs and remodeling projects, during fiscal 2003 and fiscal 2002. However, these factors were partially offset by $5.0 million of impairment charges and additional depreciation on property and equipment at retail stores that we closed. During fiscal 2002, we recorded $1.0 million of impairment charges on property and equipment in retail stores that was also recorded as a component of depreciation expense.

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

Our fiscal 2002 earnings of $4.3 million represent our share of FCC’s net income. Following the termination of the previous FCC partnership agreement on August 31, 2002, we ceased recording our share of FCC’s income. Refer to the discussion above under Impairment (Recovery) of Investment in Unconsolidated Subsidiary regarding our treatment of payments from FCC under the new partnership agreement.

Interest Income and Expense

Interest income declined by $2.4 million during fiscal 2003 compared to the prior year. The decrease was primarily the result of ceasing to record interest income from the participants in the management common stock loan program during the quarter ended February 23, 2002. Although the participants in the management common stock loan program remain liable for the interest accrued on their loans, we discontinued recording interest income due to uncertainties as to the ultimate collection of these amounts. Interest on participant loans is due and payable on retirement of the loans.

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

Cumulative Effect of Accounting Change

We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on September 1, 2001. The new reporting provisions of SFAS No. 142 prohibit the amortization of goodwill and other indefinite-lived intangible assets and require those assets to be periodically assessed and written down to fair value, if necessary. In connection with the implementation of SFAS No. 142, we hired an independent valuation firm to assess the value of our goodwill and other indefinite-lived intangibles in accordance with the new measurement requirements prescribed by SFAS No. 142. Based upon the results of the valuation, all of the goodwill assigned to the OSBU, the CBU, and corporate support group, as well as a portion of the Covey trade name intangible asset, were impaired. The resulting impairment charge from the adoption of SFAS No. 142 totaled $75.3 million ($61.4 million after applicable tax benefits) and was recorded as a cumulative effect of accounting change in our consolidated statement of operations for fiscal 2002.

Preferred Stock Dividends

Preferred stock dividends increased compared to the prior year due to the issuance of additional shares of Series A preferred stock as payment for accrued preferred stock dividends during fiscal 2002. Subsequent to July 2002, the terms of the Series A preferred stock agreement require that all future Series A preferred stock dividends be paid in cash.

SIGNIFICANT BUSINESS ACQUITISIONS AND DIVESTITURES

The following is a summary of our recent business acquisitions and divestitures:

Agilix Labs, Inc. – During the first quarter of fiscal 2003, we purchased approximately 20 percent of the capital stock (subsequentally diluted to approximately 12 percent ownership) of Agilix Labs, Inc. (Agilix), a Delaware corporation, for cash payments totaling $1.0 million. Agilix is a development stage enterprise that develops software applications, including software for “Tablet PCs.” Although the software developed by Agilix continues to be sold with Tablet PCs, uncertainties surrounding Agilix’s business plan developed during fiscal 2003 and their potential adverse effects on Agilix’s operations and future cash flows were significant. As a result, we determined that our ability to recover the carrying value of our investment in Agilix was remote. Accordingly, we impaired and expensed our remaining investment in Agilix, which totaled $0.9 million, during the quarter ended March 1, 2003.

Premier Agendas – During fiscal 2002, we sold Premier Agendas, a wholly owned subsidiary located in Bellingham, Washington, and Premier School Agendas Ltd., a wholly owned subsidiary organized in Ontario, Canada, (collectively, Premier) to School Specialty, Inc., a company that specializes in providing products and services to students and schools. The sale price was $152.5 million in cash plus the retention of Premier’s working capital, which was received in the form of a $4.0 million promissory note from the purchaser. The Company received full payment on the promissory note plus accrued interest during June 2002. Prior to the sale closing, the Company also received cash distributions from Premier’s working capital that totaled approximately $7 million. For further information regarding the sale of Premier, refer to Note 11 to our consolidated financial statements.

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for fiscal 2004 and fiscal 2003. The quarterly consolidated financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of continuing trends.

Quarterly Financial Information:

YEAR ENDED AUGUST 31, 2004

	Q1	Q2	Q3	Q4

In thousands, except per share amounts
Net sales	$75,031	$78,715	$61,248	$60,440
Gross margin	42,526	44,625	32,661	35,328
Selling, general, and administrative expense	40,016	39,410	35,128	33,703
Depreciation	3,591	3,222	2,509	2,452
Amortization	1,043	1,043	1,043	1,044
Income (loss) from operations	(2,124)	950	(6,019)	(1,871)
Income (loss) before income taxes	(2,150)	1,035	(5,961)	(1,725)
Net income (loss)	(3,180)	232	(5,149)	(2,053)
Preferred stock dividends	(2,184)	(2,184)	(2,184)	(2,183)
Loss attributable to common shareholders	(5,364)	(1,952)	(7,333)	(4,236)
Diluted loss per share attributable
to common shareholders	$(.27)	$(.10)	$(.37)	$(.21)

YEAR ENDED AUGUST 31, 2003

	Q1	Q2	Q3	Q4

In thousands, except per share amounts
Net sales	$85,046	$89,790	$65,380	$66,944
Gross margin	46,928	50,078	35,654	36,899
Selling, general, and administrative expense	47,908	45,895	43,073	46,436
Provision for losses on management stock loans	157	2,313	1,210	223
Impairment (recovery) of investment in
unconsolidated subsidiary	(890)	(740)	(110)	96
Loss on impaired assets		872
Depreciation	5,914	8,068	7,532	4,881
Amortization	1,173	1,151	1,052	1,010
Loss from operations	(7,334)	(7,481)	(17,103)	(15,747)
Equity in losses of unconsolidated subsidiary	(46)	(82)
Loss before income taxes	(7,358)	(7,462)	(17,011)	(15,959)
Net loss	(8,106)	(7,938)	(15,741)	(13,468)
Preferred stock dividends	(2,184)	(2,184)	(2,184)	(2,183)
Loss attributable to common shareholders	(10,290)	(10,122)	(17,925)	(15,651)
Diluted loss per share attributable to
common shareholders	$(.51)	$(.50)	$(.89)	$(.78)

The Company’s quarterly results of operations reflect seasonal trends that are primarily the result of customers who renew their FranklinCovey Planners on a calendar year basis. OSG sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and vacation periods.

During the fourth quarter of fiscal 2004, we recorded an adjustment to properly record shares of Company stock held by our non-qualified deferred compensation plan. This correction resulted in a $0.6 million favorable adjustment to our SG&A expense during the fourth quarter of our fiscal year ended August 31, 2004.

Quarterly fluctuations may also be affected by other factors including the introduction of new products or training seminars, the addition of new institutional customers, the timing of large corporate orders, the elimination of unprofitable products or training services, and the closure of retail stores.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of capital have been net cash provided by operating activities, line-of-credit financing, long-term borrowings, asset sales, and the issuance of preferred and common stock. Following repayment and termination of our line of credit facility in fiscal 2002, we have not sought to obtain a new credit facility. Consequently, we currently rely primarily upon cash flows from operating activities to maintain adequate liquidity and working capital levels. At August 31, 2004, we had $41.9 million of cash and cash equivalents, which was essentially unchanged from the prior year. Our net working capital (current assets less current liabilities) was $33.8 million at August 31, 2004 compared to $38.5 million at August 31, 2003. The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during fiscal 2004.

Cash Flows from Operating Activities

During fiscal 2004 our net cash provided by operating activities improved to $11.1 million compared to $5.8 million in fiscal 2003. Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business. The primary uses of cash for operating activities are payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses. Although our cash flows from operating activities were unfavorably affected by declining sales, we recognized positive cash flows from operating activities through reduced cash payments for costs and expenses related to generating these revenues, which was reflected by a reduced loss from operations and improved cash flows from operating activities.

While our operating results improved over the prior year, our cash flows from operating activities were unfavorably impacted by required cash payments to decrease our accrued outsourcing contract costs. During fiscal 2004, we made additional cash payments to reduce our liability to Electronic Data Systems (EDS) for accrued outsourcing contract costs. In fiscal 2003, we negotiated a revised payment schedule related to our outsourcing contracts with EDS for outstanding invoices from December 2002 through May 2003. These payments were postponed until certain software system implementation issues were resolved. As part of the revised payment schedule, we made $11.6 million of additional payments to EDS from September 2003 through February 2004 to bring us current on our liability with EDS. These payments were in addition to required minimum contract costs, as discussed in the Contractual Obligations section of this liquidity and capital resources discussion, and did not increase our costs of operations during fiscal 2004 since the obligations were expensed as they were incurred in fiscal 2003. The overall reduction in accrued outsourcing costs, accounts payable, which is seasonally high at August 31 of each year, and other accrued liabilities was $14.3 million and represented a significant use of cash during fiscal 2004.

Partially offsetting the use of cash to reduce accounts payable, outsourcing costs payable, and accrued liabilities, were reduced inventory levels. During fiscal 2004, we reduced our net inventories to $23.7 million at August 31, 2004 compared to $36.8 million at August 31, 2003. We have actively sought to improve our inventory levels through better management of on-hand inventories, especially for electronic devices. We believe that efforts to optimize working capital balances combined with existing and planned cost-cutting initiatives, and sales stabilization efforts, including sales of new products and services, will improve our cash flows from operating activities in future periods. However, the success of these efforts is dependent upon numerous factors, many of which are not within our control.

Cash Flows from Investing Activities and Capital Expenditures

During fiscal 2004 we used net cash of $2.4 million for investing activities. We used $4.0 million of cash during the fiscal year for purchases of property and equipment, which consisted primarily of manufacturing equipment at our paper planner manufacturing facility and computer software and hardware. Our use of cash for investing activities was partially offset by the sale of a vacant manufacturing facility, which resulted in net cash proceeds to the Company of $1.6 million. Consistent with prior fiscal years, we reduced capital spending during fiscal 2004 in order to focus our capital resources on business-critical equipment and projects. We intend to continue this focus on capital expenditures during future periods.

Cash Flows from Financing Activities

Net cash used for financing activities during fiscal 2004 totaled $8.9 million. Our primary use of cash for financing activities was the payment of accrued Series A preferred stock dividends, which totaled $8.7 million during fiscal 2004.

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. Required contractual payments primarily consist of payments to EDS for outsourcing services related to information systems, warehousing and distribution, and call center operations; minimum rent payments for retail store and sales office space; cash payments for Series A preferred stock dividends; monitoring fees paid to a Series A preferred stock investor; and mortgage payments on certain buildings and property. Our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

	Payments Due By Period

Contractual Obligations	Total	Less than one year	1 - 2 Years	3 - 5 Years	More than 5 years

Minimum required payments to
EDS for outsourcing services	$280,980	$23,770	$23,918	$68,496	$164,796
Minimum operating lease payments	42,106	10,546	6,871	13,772	10,917
Series A preferred stock
dividend payments	43,675	8,735	8,735	26,205	--
Monitoring fees paid to a
preferred stock investor	2,000	400	400	1,200	--
Debt payments(1)(2)	2,389	258	252	723	1,156

Total expected contractual
obligation payments	$371,150	$43,709	$40,176	$110,396	$176,869

(1)	The Company’s variable rate debt payments include interest payments at 5.0%, which was the applicable interest rate at September 30, 2004

(2)	In connection with the anticipated sale of our property located in Ontario, Canada, we intend to use a portion of the proceeds from the sale to retire the variable-rate mortgage loan on that building.

Other Items

The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. For further information regarding our management common stock loan program, refer to Note 9 in our consolidated financial statements. The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

Going forward, we will continue to incur costs necessary for the operation and potential growth of the business. We anticipate using cash on hand, cash provided by operating activities on the condition that we can continue to improve our cash flows generated from operating activities, and other financing alternatives, if necessary, for these expenditures. We anticipate that our existing capital resources should be adequate to enable us to maintain our operations for the upcoming twelve months. However, our ability to maintain adequate capital for our operations beyond that point in time is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future growth and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The significant accounting polices that we used to prepare our consolidated financial statements are outlined in Note 1 to the consolidated financial statements, which are presented in Part II, Item 8 of this Annual Report on Form 10-K. Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. Management regularly evaluates its estimates and assumptions and bases those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America. Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not in our control, but which may have an impact on these estimates and our actual financial results.

The following items require the most significant judgment and often involve complex estimates:

Revenue Recognition

We derive revenues primarily from the following sources:

o	Products – We sell planners, binders, planner accessories, handheld electronic devices, and other technology related products that are primarily sold through our CBU channels.

o	Training and Services – We provide training and consulting services to both organizations and individuals in strategic execution, leadership, productivity, goal alignment, sales force performance, and communication effectiveness skills. These training programs and services are primarily sold through our OSBU channels.

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and Staff Accounting Bulleting No. 104, Revenue Recognition. These pronouncements allow the Company to recognize revenue after the following conditions are met: 1) persuasive evidence of an agreement exists, 2) delivery of product has occurred or services have been rendered, 3) the price to the customer is fixed and determinable, and 4) collectibility is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the customer or by completion of the sale transaction in a retail store. For training and service sales, these conditions are generally met upon presentation of the training seminar, delivery of the consulting services, or shipment of the training manuals and related products.

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the sales contract meet the following criteria: 1) the delivered training or product has value to the client on a standalone basis; 2) there is objective and reliable evidence of the fair value of undelivered items; and 3) delivery of any undelivered item is probable. The overall contract consideration is allocated among the separate units of accounting based upon their fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. If the fair value of all undelivered elements exits, but fair value does not exist for one or more delivered elements, the residual method is used. Under the residual method, the amount of consideration allocated to the delivered items equals the total contract consideration less the aggregate fair value of the undelivered items. Fair value of the undelivered items is based upon the normal pricing practices for the Company’s existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

Revenue is recognized on software sales in accordance with Statement of Position (SOP) 97–2, Software Revenue Recognition as amended by SOP 98–09. SOP 97–2, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products and support to be allocated to each element based the relative fair value of the elements based on vendor specific objective evidence (VSOE). The majority of the Company’s software sales have elements, including a license and post contract customer support (PCS). Currently the Company does not have VSOE for either the license or support elements of its software sales. Accordingly, revenue is deferred until the only undelivered element is PCS and the total arrangement fee is recognized ratably over the support period.

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

Indefinite-Lived Intangible Assets

Intangible assets that are deemed to have an indefinite life are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists. The Covey trade name intangible asset has been deemed to have an indefinite life. This intangible asset is assigned to the Organizational Solutions Business Unit and is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars, international licensee royalties, and related products. If forecasts and assumptions used to support the realizability of our indefinite-lived intangible asset change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Impairment of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the anticipated future cash flows of the assets, we recognize an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires us to use estimates of future cash flows. If forecasts and assumptions used to support the realizability of our long-lived tangible and definite-lived intangible assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

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

REGULATORY COMPLIANCE

The Company is registered in states in which we do business that have a sales tax and collects and remits sales or use tax on retail sales made through its stores and catalog sales. Compliance with environmental laws and regulations has not had a material effect on our operations.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, Internet webcasts, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. Forward-looking statements are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed under “Business Environment and Risk” below. In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: unanticipated costs or capital expenditures; difficulties encountered by EDS in implementing, operating, and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to the Company’s strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

Item 7a. Quantitive and Qualitative Disclosures About Market Risk

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

Foreign Exchange Sensitivity – Due to the global nature of our operations, we are subject to risks associated with transactions that are denominated in currencies other than the United States dollar, as well as the effects of translating amounts denominated in foreign currencies to United States dollars as a normal part of the reporting process. The objective of our foreign currency risk management activities is to reduce foreign currency risk in the consolidated financial statements. In order to manage foreign currency risks, we make limited use of foreign currency forward contracts and other foreign currency related derivative instruments.

Although we cannot eliminate all aspects of our foreign currency risk, we believe that our strategy, which includes the use of derivative instruments, can reduce the impacts of foreign currency related issues on our consolidated financial statements. During the fiscal years ended August 31, 2004, 2003, and 2002, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts. The gains and losses on these contracts were recorded as a component of SG&A expense in our consolidated statements of operations and resulted in net losses of $0.4 million, $0.5 million, and $0.3 million during fiscal years 2004, 2003, and 2002. At August 31, 2004, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of the Company’s foreign currency sell contracts that did not qualify for hedge accounting were as follows at August 31, 2004 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	266,000	$2,426
Australian Dollars	1,740	1,213
Mexican Pesos	9,140	788

During fiscal 2004, we entered into foreign currency forward contracts that were designed to manage foreign currency risks related to our net investment in our directly-owned operations located in Canada, Japan, and the United Kingdom. These three offices comprise the majority of our investment in foreign operations. These foreign currency forward instruments, which expire on a monthly basis, qualified for hedge accounting and corresponding gains and losses were recorded as a component of other comprehensive income in our consolidated balance sheet. During fiscal 2004, we recognized losses totaling $0.2 million on these hedge contracts, which were included in other comprehensive income. At August 31, 2004, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of our foreign currency sell contracts that qualified for hedge accounting as net investment hedges were as follows at August 31, 2004 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	246,381	$2,257
British Pounds	1,193	2,137
Canadian Dollars	666	506

Interest Rate Sensitivity – The Company is exposed to fluctuations in U.S. interest rates primarily as a result of the cash and cash equivalents that we hold. Following payment and termination of our line of credit facility during fiscal 2002, our remaining debt balances consist of one fixed-rate long-term mortgage and one variable-rate mortgage on certain of our buildings and property. Our fixed-rate debt has a 9.9 percent interest rate and requires monthly payments through October 2014. Our variable-rate mortgage has interest at the Canadian Prime Rate (4.75 percent at August 31, 2004) and requires payments through January 2015. We intend to sell the building associated with this variable-rate mortgage during fiscal 2005 and plan to use a portion of the proceeds from the sale to retire this variable-rate obligation.

At August 31, 2004, we were not party to any interest rate swap agreements or similar derivative instruments.

BUSINESS ENVIRONMENT AND RISK

Our business environment, economic conditions, and specific risks may affect our future business decisions and financial performance. The matters discussed below could cause our future results to differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, liquidity, results of operations, and stock price.

We have experienced significant declines in sales and corresponding net losses in recent fiscal years and we may not be able to return to profitability

Since fiscal 2000, we have experienced significant declines in sales. Our sales during fiscal 2004 were $275.4 million compared to $307.2 million in fiscal 2003 and $333.0 million in fiscal 2002. Although we are taking steps to improve our operating results and have seen significant improvement since fiscal 2002, declining sales have contributed to net losses totaling $10.2 million in fiscal 2004, $45.3 million in fiscal 2003, and $100.6 million in fiscal 2002. We cannot assure that we will return to profitability.

In addition to declining sales, we have faced numerous challenges that have affected our operating results in recent years. Specifically, we have experienced, and may continue to experience the following:

o	Declining traffic in our retail stores and consumer direct channel
o	Declining training and services sales that we believe are partially attributable to general economic conditions that have reduced training budgets at many of our corporate clients
o	Increased risk of excess and obsolete inventories
o	Operating expenses that, as a percentage of sales, have exceeded our desired business model
o	Costs associated with exiting unprofitable retail stores

Our results of operations are materially affected by economic conditions, levels of business activity, and other changes at our clients

Uncertain economic conditions continue to affect many of our clients’ businesses and their budgets for training, consulting and related products. In addition, our business tends to lag behind economic cycles and, consequently, the benefits of any economic recovery may take longer for us to realize than other segments of the economy. Future deterioration of economic conditions, particularly in the United States, could increase these effects on our business.

We may not be able to compensate for lower sales or unexpected cash outlays with cost reductions significant enough to generate positive net income

Although we have initiated cost-cutting efforts that have included headcount reductions, retail store closures, consolidation of administrative office space, and changes in our advertising and marketing strategy, if we are not able to prevent further revenue declines or achieve our growth objectives, we will need to further reduce our costs. An unintended consequence of additional cost reductions may be reduced sales. If we are not able to effectively reduce our costs and expenses commensurate with, or at the same pace as, any further deterioration in our sales, we may not be able to generate positive net income or cash flows from operations. Although we have experienced improved cash flows from operations during fiscal 2004, an inability to continue to increase cash flows from operations may have an adverse impact upon our liquidity and ability to operate the business. For example, we may not be able to obtain additional financing or raise additional capital on terms that would be acceptable to us.

We are unable to predict the exact amount of cost reductions required for us to generate increased cash flows from operations because we cannot accurately predict the amount of our future sales. Our future sales performance depends, in part, on future economic and market conditions, which are not within our control.

Our global operations pose complex management, foreign currency, legal, tax, and economic risks, which we may not adequately address

We have Company-owned offices in Australia, Brazil, Canada, Japan, Mexico, and the United Kingdom. We also have licensed operations in numerous other foreign countries. As a result of these foreign operations and their growing impact upon our results of operations, we are subject to a number of risks, including:

o	Restrictions on the movement of cash
o	Burdens of complying with a wide variety of national and local laws
o	The absence in some jurisdictions of effective laws to protect our intellectual property rights
o	Political instability
o	Currency exchange rate fluctuations
o	Longer payment cycles
o	Price controls or restrictions on exchange of foreign currencies

While we are not currently aware of any of the foregoing conditions materially adversely affecting our operations, these conditions, which are outside of our control, could change at any time.

We operate in a highly competitive industry

The training and consulting industry is highly competitive with a relatively easy entry. Competitors continually introduce new programs and products that may compete directly with our offerings. Larger and better capitalized competitors may have enhanced abilities to compete for clients and skilled professionals. In addition, one or more of our competitors may develop and implement training courses or methodologies that may adversely affect our ability to sell our methodologies to new clients.

Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs

Our profit margin on training services is largely a function of the rates we are able to recover for our services and the utilization, or chargeability, of our trainers, client partners, and consultants. Accordingly, if we are unable to maintain sufficient pricing for our services or an appropriate utilization rate for our training professionals without corresponding cost reductions, our profit margin and overall profitability would suffer. The rates that we are able to recover for our services are affected by a number of factors, including:

o	Our clients’ perceptions of our ability to add value through our programs and products
o	Competition
o	General economic conditions
o	Introduction of new programs or services by us or our competitors
o	Our ability to accurately estimate, attain, and sustain engagement sales, margins, and cash flows over longer contract periods

Our utilization rates are also affected by a number of factors, including:

o	Seasonal trends, primarily as a result of scheduled training
o	Our ability to forecast demand for our products and services and thereby maintain an appropriate headcount in our employee base
o	Our ability to manage attrition

Our profitability is also a function of our ability to control costs and improve our efficiency in the delivery of our products and services. Our cost-cutting initiatives, which focus on reducing both fixed and variable costs, may not be sufficient to deal with downward pressure on pricing or utilization rates. As we introduce new programs and seek to increase the number of our training professionals, we may not be able to manage a significantly larger and more diverse workforce, control our costs, or improve our efficiency.

Our new training programs and products may not be widely accepted in the marketplace and may not produce the benefits we expect

In an effort to improve our sales performance, we have made significant investments in new training and consulting offerings such as the “4 Disciplines of Execution” Additionally, we have invested in our existing programs in order to refresh these programs and keep them relevant in the marketplace. We expect that these new programs, combined with new product offerings, will contribute to future growth in our revenue. Although we believe that our intellectual property is highly regarded in the marketplace, the demand for these new programs and products is still emerging. If our clients’ demand for these new programs and products does not develop as we expect, or if our sales and marketing strategies for these programs are not effective, our financial results could be adversely impacted and we may need to change our business strategy.

If we are unable to attract, retain, and motivate high-quality employees, we will not be able to compete effectively and will not be able to grow our business

Due to our reliance on customer satisfaction, our overall success and ability to grow are dependent, in part, on our ability to hire, retain, and motivate sufficient numbers of talented people with the necessary skills needed to serve clients and grow our business. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have a serious adverse effect on us, including our ability to obtain and successfully complete important client engagements and thus maintain or increase our sales.

We continue to offer a variable component of compensation, the payment of which is dependent upon our sales performance and profitability. We adjust our compensation levels and have adopted different methods of compensation in order to attract and retain appropriate numbers of employees with the necessary skills to serve our clients and grow our business. We may also use equity-based performance incentives as a component of our executives’ compensation, which may affect amounts of cash compensation. Variations in any of these areas of compensation may adversely impact our operating performance.

Our product sales may continue to decline and result in changes to our profitability

In recent years, our product sales have declined. These product sales, which are primarily delivered through our retail stores, consumer direct channels (catalog call center and eCommerce), and government product channels have historically been very profitable for us. However, due to recent declines, we have reevaluated our product business and have taken steps to restore its profitability. These initiatives have included retail store closures, transitioning catalog customers to our eCommerce site, outsourcing our government products channel, and increasing our business through wholesale channels. However, these initiatives may also result in decreased gross margins on our product sales if lower-margin wholesale sales continue to increase. If product sales continue to decline or gross margins decline, our product sales strategies may not be adequate to return our product delivery channels to past profitability levels.

Our strategy of outsourcing certain functions and operations may fail to reduce our costs for these services

We have an outsourcing contract with Electronic Data Systems (EDS) to provide warehousing, distribution, information systems, and call center operations. Under terms of the outsourcing contract and its addendums, EDS operates the Company’s primary call center, provides warehousing and distribution services, and supports the Company’s various information systems. Certain components of the outsourcing agreement contain minimum activity levels that we must meet or we will be required to pay penalty charges. Although we negotiated a revised minimum payment schedule for warehouse and call center operations in fiscal 2004, if certain activity levels are not achieved, our sales may not be sufficient to allow us to recognize anticipated benefits from the EDS outsourcing agreement in these areas.

Our outsourcing contracts with EDS contain early termination provisions that we may exercise under certain conditions. However, in order to exercise the early termination provisions, we would have to pay specified penalties to EDS depending upon the circumstances of the contract termination.

We have significant intangible asset balances that may be impaired if cash flows from related activities declines

At August 31, 2004 we had $87.5 million of intangible assets, which were primarily generated from the fiscal 1997 merger with the Covey Leadership Center. These intangible assets are evaluated for impairment based upon cash flows (definite-lived intangible assets) and revenue streams (indefinite-lived intangible assets). Although our current sales and cash flows are sufficient to support these intangibles, if our sales and corresponding cash flows decline, we may be faced with significant asset impairment charges.

Our sales are subject to changes in consumer preferences and buying trends

Our product sales are subject to changing consumer preferences and difficulties in anticipating or forecasting these changes in may result in adverse consequences to our sales. Although we continue to have a substantial loyal customer base for our many of our existing products, changes in consumer preferences, such as a shift in demand from paper-based planners to handheld electronic devices or other technology products may have an adverse impact upon our sales. While we have experienced stabilizing sales our core products (paper-based planners, binders, and accessories) during the latter half of fiscal 2004, we are still subject to consumer preferences for these products.

Our future quarterly operating results are subject to factors that can cause fluctuations in our stock price

Historically, our stock price has experienced significant volatility. We expect that our stock price may continue to experience volatility in the future due to a variety of potential factors that may include the following:

o	Fluctuations in our quarterly results of operations and cash flows
o	Variations between our actual financial results and market expectations
o	Changes in our key balances, such as cash and cash equivalents
o	Currency exchange rate fluctuations
o	Unexpected asset impairment charges
o	No analyst coverage

In addition, the stock market has experienced substantial price and volume fluctuations over the past several quarters that has had some impact upon our stock and other stock issues in the market. These factors, as well as general investor concerns regarding the credibility of corporate financial statements and the accounting profession, may have a material adverse effect upon our stock in the future.

We may need additional capital in the future, and this capital may not be available to us on favorable terms

We may need to raise additional funds through public or private debt offerings or equity financings in order to:

o	Develop new services, programs, or products
o	Take advantage of opportunities, including expansion of the business
o	Respond to competitive pressures

Our recent financial performance has resulted in increased assessments of risk associated with possible financing alternatives. Consequently, we may be unable to obtain the necessary capital on terms or conditions that are favorable to us.

We are the creditor for a management common stock loan program that may not be fully collectible

We are the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. For further information regarding our management common stock loan program, refer to Note 9 in our consolidated financial statements. The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

We may be exposed to potential risks relating to internal controls procedures and our ability to have those controls attested to by our independent auditors

While we believe that we can comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, our failure to document, implement, and comply with these requirements may harm our reputation and the market price of our stock could suffer. We may be exposed to risks from recent legislation requiring companies to evaluate their internal controls and have those controls attested to by their independent auditors. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-K beginning with our report for the fiscal year ended August 31, 2005.

At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, our reputation, financial results, and market price of our stock could suffer.

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Franklin Covey Co.:

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. and subsidiaries as of August 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Covey Co. and subsidiaries as of August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in the year ended August 31, 2002.

KPMG LLP

Salt Lake City, Utah
November 16, 2004

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2004	2003

In thousands, except per share data
ASSETS
Current assets:
Cash and cash equivalents	$41,904	$41,916
Accounts receivable, less allowance for doubtful accounts
of $1,034 and $1,824	18,636	20,450
Inventories	23,693	36,805
Prepaid expenses and other assets	5,794	8,178

Total current assets	90,027	107,349
Property and equipment, net	40,584	49,972
Intangible assets, net	87,507	91,645
Other long-term assets	7,593	10,775

	$225,711	$259,741

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$120	$89
Accounts payable	14,018	14,619
Outsourcing contract costs payable	4,914	17,218
Income taxes payable	5,903	6,534
Accrued liabilities	31,244	30,365

Total current liabilities	56,199	68,825
Long-term debt, less current portion	1,350	1,435
Other liabilities	1,550	3,681

Total liabilities	59,099	73,941

Commitments and contingencies (Notes 1, 6, and 7)
Shareholders' equity:
Preferred stock - Series A, no par value; convertible into common stock at $14 per share;
4,000 shares authorized, 873 shares issued; liquidation preference totaling $89,530	87,203	87,203
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	205,585	221,968
Retained earnings (accumulated deficit)	(8,798)	4,221
Notes and interest receivable related to financing common stock purchases
by related parties, net		(8,459)
Deferred compensation on restricted stock grant	(732)
Accumulated other comprehensive income	1,026	445
Treasury stock at cost, 7,028 shares and 7,007 shares	(119,025)	(120,931)

Total shareholders' equity	166,612	185,800

	$225,711	$259,741

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEAR ENDED AUGUST 31,	2004	2003	2002

In thousands, except per share amounts
Net sales:
Products	$177,184	$202,225	$221,641
Training and services	98,250	104,935	111,357

	275,434	307,160	332,998

Cost of sales:
Products	86,464	103,144	110,791
Training and services	33,830	34,457	38,578

	120,294	137,601	149,369

Gross margin	155,140	169,559	183,629
Selling, general, and administrative	148,257	183,312	216,910
Provision for losses on management stock loans		3,903	24,775
Impairment (recovery) of investment in unconsolidated subsidiary		(1,644)	16,323
Impairment of assets		872	9,184
Depreciation	11,774	26,395	34,343
Amortization	4,173	4,386	4,667

Loss from operations	(9,064)	(47,665)	(122,573)
Equity in earnings (losses) of unconsolidated subsidiary		(128)	4,316
Interest income	481	665	3,112
Interest expense	(218)	(248)	(2,784)
Loss on interest rate swap			(4,894)
Other income (expense), net		(414)	644

Loss from continuing operations before income taxes	(8,801)	(47,790)	(122,179)
Income tax benefit (provision)	(1,349)	2,537	25,713

Loss from continuing operations	(10,150)	(45,253)	(96,466)
Loss from discontinued operations, net of income tax benefit of $4,055			(7,584)
Gain on sale of discontinued operations, net of $35,094 income
tax provision			64,851

Loss before cumulative effect of accounting change	(10,150)	(45,253)	(39,199)
Cumulative effect of accounting change, net of $13,948 income tax benefit			(61,386)

Net loss	(10,150)	(45,253)	(100,585)
Preferred stock dividends	(8,735)	(8,735)	(8,681)

Net loss attributable to common shareholders	$(18,885)	$(53,988)	$(109,266)

Loss from continuing operations, including preferred dividends, per share:
Basic and diluted	$(.96)	$(2.69)	$(5.29)

Net loss attributable to common shareholders per share:
Basic and diluted	$(.96)	$(2.69)	$(5.49)

Basic and diluted weighted average number of common shares	19,734	20,041	19,895

COMPREHENSIVE LOSS
Net loss	$(10,150)	$(45,253)	$(100,585)
Market value of interest rate swap agreement, net of income taxes			2,786
Adjustment for fair value of hedge derivatives	(207)
Foreign currency translation adjustments	788	725	574

Comprehensive loss	$(9,569)	$(44,528)	$(97,225)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Notes and Interest Receivable	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount

In thousands
Balance at August 31, 2001	831	$ 82,995	27,056	$ 1,353	$ 223,898	$ 167,475	$ (35,977)	$ --	$(5,467)	(7,215)	$(124,395)
Preferred stock dividends						(8,681)
Issuance of common stock
from treasury					(1,445)					151	1,947
Purchase of treasury shares										(25)	(73)
Cumulative translation									574
adjustment
Preferred stock dividends
paid with additional
shares of Series A
preferred stock	42	4,208
Additions to reserve for
management loan losses							24,775
Interest on participant loans							(1,160)
Settlement of interest rate									4,613
swap
CEO compensation contribution					500
Net loss						(100,585)

Balance at August 31, 2002	873	87,203	27,056	1,353	222,953	58,209	(12,362)	--	(280)	(7,089)	(122,521)
Preferred stock dividends						(8,735)
Issuance of common stock
from treasury					(1,485)					211	1,721
Purchase of treasury shares										(129)	(131)
Cumulative translation									725
adjustment
Additions to reserve for
management loan losses							3,903
CEO compensation contribution					500
Net loss						(45,253)

Balance at August 31, 2003	873	87,203	27,056	1,353	221,968	4,221	(8,459)	--	445	(7,007)	(120,931)
Preferred stock dividends					(5,866)	(2,869)
Issuance of common stock
from treasury					(27)					99	181
Purchase of treasury shares										(93)	(182)
Cumulative translation									788
adjustment
Adjustment for fair value of
hedge derivatives									(207)
Modification of management
stock loans					(7,565)		7,565
Cancellation of note
receivable from sale of					1,495		894			(121)	(2,389)
common stock
Restricted stock award					(4,420)			(829)		304	5,249
Common stock held
in non-qualified deferred
compensation plan										(210)	(953)
Amortization of deferred
compensation								97
Net loss						(10,150)

Balance at August 31, 2004	873	$ 87,203	27,056	$ 1,353	$ 205,585	$ (8,798)	$ --	$ (732)	$1,026	(7,028)	$(119,025)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2004	2003	2002

In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,150)	$(45,253)	$(100,585)
Adjustments to reconcile net loss to net cash provided by
(used for) operating activities:
Gain on sale of discontinued operations, net of income taxes			(64,851)
Cumulative effect of accounting change, net of income taxes			61,386
Depreciation and amortization	17,717	32,938	43,053
Provision for losses on management stock loans		3,903	24,775
Impairment (recovery) of investment in unconsolidated subsidiary		(1,644)	16,323
Deferred income taxes	623	(1,322)	(16,152)
Impairment of assets		872	9,184
Loss on settlement of interest rate swap			4,894
Equity in loss (earnings) of unconsolidated subsidiary		128	(4,316)
Payments for interest on management stock loan program			(796)
CEO compensation contribution		500	500
Amortization of deferred compensation	97
Other			(340)
Changes in assets and liabilities:
Decrease in accounts receivable, net	2,120	694	51,124
Decrease in inventories	13,262	2,343	3,413
Decrease (increase) in prepaid expenses and other assets	2,718	9,081	(4,167)
Increase (decrease) in accounts payable, outsourcing
contract costs payable, and accrued liabilities	(14,271)	11,949	(19,877)
Decrease in income taxes payable	(649)	(8,562)	(9,049)
Increase (decrease) in other long-term liabilities	(348)	175	(1,540)

Net cash provided by (used for) operating activities	11,119	5,802	(7,021)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of discontinued operations			156,512
Purchases of property and equipment	(3,970)	(4,201)	(10,594)
Cash distributions of earnings from unconsolidated subsidiary		2,000	4,261
Investment in unconsolidated subsidiary		(1,000)
Proceeds from sale of property and equipment, net	1,556	426	2,327

Net cash provided by (used for) investing activities	(2,414)	(2,775)	152,506

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on short-term line of credit borrowings			(9,750)
Proceeds from long-term debt and long-term line of credit			4,370
Principal payments on long-term debt, long-term line of
credit, and capital lease obligations	(102)	(185)	(99,661)
Payment of interest rate swap liability			(4,894)
Purchases of common stock for treasury	(182)	(131)	(73)
Proceeds from sales of common stock from treasury	154	236	502
Payment of preferred stock dividends	(8,735)	(8,735)	(4,367)

Net cash used for financing activities	(8,865)	(8,815)	(113,873)

Effect of foreign currency exchange rates on cash and cash equivalents	148	655	573

Net increase (decrease) in cash and cash equivalents	(12)	(5,133)	32,185
Cash and cash equivalents at beginning of the year	41,916	47,049	14,864

Cash and cash equivalents at end of the year	$41,904	$41,916	$47,049

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franklin Covey Co. (the “Company”) provides integrated consulting, training, and performance enhancement solutions to organizations and individuals in strategy execution, productivity, leadership, sales force effectiveness, effective communications, and other areas. Each integrated solution may include components of training and consulting, assessment, and other application tools that are generally available in electronic or paper-based formats. The Company’s products and services are available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com. The Company’s historically best-known offerings include the Franklin Covey PlannerTM, the productivity workshop entitled, “Focus: Achieving Your Highest Priorities,” and courses based on the best-selling book, The Seven Habits of Highly Effective People. The Company’s new offerings include facilitated work sessions, a course entitled “The 4 Disciplines of Execution”, and its assessment tool, xQ (Execution Quotient).

Fiscal Year

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year. Corresponding quarterly periods generally consist of 13-week periods that ended on November 29, 2003, February 28, 2004, and May 29, 2004 during fiscal 2004. Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The results of Agilix Labs, Inc., which is approximately 12 percent owned (on a fully diluted basis) by the Company (Note 13), are accounted for using the equity method of accounting beginning in fiscal 2003, the year of acquisition. The results of Franklin Covey Coaching, LLC, an entity that was 50 percent owned by the Company until August 31, 2002 (Note 12), were accounted for using the equity method of accounting during fiscal 2002.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consisted primarily of commercial paper and money market funds and totaled $21.6 million and $26.9 million at August 31, 2004 and 2003. As of August 31, 2004, the Company had demand deposits at various banks in excess of the $100,000 limit for insurance by the Federal Deposit Insurance Corporation.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Receivable balances past due over 90 days, which exceed a specified dollar amount, are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

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

AUGUST 31,	2004	2003

Finished goods	$19,756	$31,017
Work in process	978	1,062
Raw materials	2,959	4,726

	$23,693	$36,805

Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. At August 31, 2004 and 2003, reserves for excess and obsolete inventories were $5.1 million and $5.0 million. In assessing the realization of inventories, the Company makes judgments regarding future demand requirements and compares these with current and committed inventory levels. Inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of the Company’s inventories.

Property and Equipment

Property and equipment are recorded at cost. Depreciation, which includes the amortization of assets recorded under capital lease obligations, is calculated using the straight-line method over the expected useful life of the asset. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives

Buildings	15-39 years
Machinery and equipment	3-7 years
Computer hardware and software	3 years
Furniture, fixtures, and leasehold
improvements	5-7 years

Leasehold improvements are amortized over the lesser of the useful economic life of the asset or the contracted lease period. The Company expenses costs for repairs and maintenance as incurred. Gains and losses resulting from the sale of property and equipment are recorded in current operations.

Indefinite-Lived Intangible Assets

Intangible assets that are deemed to have an indefinite life are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists. The Covey trade name intangible asset (Note 3) has been deemed to have an indefinite life. This intangible asset is assigned to the Organizational Solutions Business Unit and is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products.

Impairment of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests.

Restricted Investments

The Company’s restricted investments consist of investments in mutual funds that are held in a “rabbi trust” and are restricted for payment to the participants of the Company’s deferred compensation plan (Note 14). The Company accounts for its restricted investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As required by SFAS No. 115, the Company determines the proper classification of its investments at the time of purchase and reassesses such designations at each balance sheet date. At August 31, 2004 and 2003, the Company’s restricted investments were classified as trading securities and consisted of insurance contracts and mutual funds. The fair value of these restricted investments totaled $1.2 million and $2.0 million at August 31, 2004 and 2003, and were recorded as components of other long-term assets in the accompanying consolidated balance sheets.

In accordance with SFAS No. 115, the Company’s unrealized losses on its restricted investments, which were immaterial during fiscal years 2004, 2003, and 2002, were recognized in the accompanying consolidated statements of operations as a component of selling, general, and administrative expense.

Accrued Liabilities

Significant components of the Company’s accrued liabilities were as follows (in thousands):

AUGUST 31,	2004	2003

Unearned revenue	$5,881	$2,611
Accrued compensation	5,141	6,471
Customer credits	3,128	3,942
Accrued restructuring and
retail store closure costs	2,782	1,422
Accrued preferred stock
dividends	2,184	2,184
Other accrued liabilities	12,128	13,735

	$31,244	$30,365

Foreign Currency Translation and Transactions

Translation adjustments result from translating the Company’s foreign subsidiaries’ financial statements into United States dollars. The balance sheet accounts of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated using average exchange rates during the fiscal year. The resulting translation gains or losses were recorded as a component of accumulated other comprehensive income in shareholders’ equity. Transaction gains and losses are reported as a component of selling, general, and administrative expenses. Transaction losses totaled $0.2 million, $0.3 million, and $0.6 million during fiscal years 2004, 2003, and 2002.

Derivative Instruments

Derivative instruments are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as modified by SFAS No. 138, Accounting for Certain Derivative and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. During the normal course of business, the Company is exposed to risks associated with foreign currency exchange rate and interest rate fluctuations. Foreign currency exchange rate exposures result from the Company’s operating results, assets, and liabilities that are denominated in currencies other than the U.S. dollar. In order to limit the Company’s exposure to these elements, the Company has made limited use of derivative instruments. Each derivative instrument is recorded in the balance sheet at its fair value. Changes in the fair value of derivative instruments that qualify for hedge accounting are recorded in accumulated other comprehensive income (a component of shareholders’ equity). Changes in the fair value of derivative instruments that are not designated as hedge instruments are immediately recognized as a component of selling, general, and administrative expenses in the Company’s consolidated statements of operations.

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

Certain of the Company’s sales contracts contain multiple deliverables that include training along with other products and services. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: 1) the delivered training, consulting, or product has value to the client on a standalone basis; 2) there is objective and reliable evidence of the fair value of undelivered items; and 3) delivery of any undelivered item is probable. The overall contract consideration is allocated among the separate units of accounting based upon their fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. If the fair value of all undelivered elements exits, but fair value does not exist for one or more delivered elements, the residual method is used. Under the residual method, the amount of consideration allocated to the delivered items equals the total contract consideration less the aggregate fair value of the undelivered items. Fair value of the undelivered items is based upon the normal pricing practices for the Company’s existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

Revenue is recognized on software sales in accordance with Statement of Position (SOP) 97–2, Software Revenue Recognition as amended by SOP 98–09. SOP 97–2, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products and support to be allocated to each element based the relative fair value of the elements based on vendor specific objective evidence (VSOE). The majority of the Company’s software sales have elements, including a license and post contract customer support (PCS). Currently, the Company does not have VSOE for either the license or support elements of its software sales. Accordingly, revenue is deferred until the only undelivered element is PCS and the total arrangement fee is recognized ratably over the support period. During fiscal years 2004, 2003, and 2002, the Company had software sales totaling $4.7 million, $4.8 million, and $2.8 million.

Revenue is reported net of estimated amounts for discounts and product returns.

Shipping and Handling Fees and Costs

All shipping and handling fees billed to customers are recorded as a component of net sales. All costs incurred related to the shipping and handling of products or training services are recorded in cost of sales.

Advertising Costs

Costs for newspaper, television, radio, and other advertising are expensed as incurred or recognized over the period of expected benefit for direct response and catalog advertising. Direct response advertising costs consist primarily of printing and mailing costs for catalogs and seminar mailers that are charged to expense over the period of projected benefit, which ranges from three to 12 months. Advertising costs included in continuing operations totaled $14.0 million, $21.2 million, and $30.3 million for the fiscal years ended August 31, 2004, 2003, and 2002. The Company’s direct response advertising costs reported in other current assets totaled $2.7 million and $1.6 million at August 31, 2004 and 2003.

Research and Development Costs

The Company expenses research and development costs as incurred. During fiscal years 2004, 2003, and 2002, the Company expensed $3.6 million, $4.9 million, and $4.9 million of research and development costs that are recorded as a component of selling, general, and administrative expenses in the Company’s consolidated statements of operations.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation and awards using the intrinsic-value method of accounting as outlined in Accounting Principles Board (APB) Opinion 25 and related interpretations. Under the intrinsic-value methodology, no compensation expense is recognized for stock option awards granted at, or above, the fair market value of the stock on the date of grant. Accordingly, no compensation expense has been recognized for the Company’s stock option plans or employee stock purchase plan in its consolidated statements of operations. Had compensation expense for the Company’s stock option plans and employee stock purchase plan been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss attributable to common shareholders and corresponding basic and diluted loss per share would have been the following (in thousands, except for per share amounts):

YEAR ENDED AUGUST 31,	2004	2003	2002

Net loss attributable
to common
shareholders, as
reported	$(18,885)	$(53,988)	$(109,266)
Fair value of
stock-based
compensation, net
of income taxes	(774)	(876)	(1,042)

Net loss attributable
to common
shareholders, pro
forma	$(19,659)	$(54,864)	$(110,308)

Basic and diluted net
loss per share, as
reported	$(.96)	$(2.69)	$(5.49)
Basic and diluted net
loss per share,
pro forma	$(1.00)	$(2.74)	$(5.54)

A Black-Scholes option-pricing model is used to calculate the pro forma compensation expense from stock option activity and the weighted average fair value of options granted. The following assumptions were used in the Black-Scholes option-pricing model for fiscal years 2004, 2003, and 2002:

AUGUST 31,	2004	2003	2002

Dividend yield	None	None	None
Volatility	65.2%	65.0%	59.4%
Expected life (years)	2.9	2.9	2.8
Risk free rate of return	4.2%	4.2%	4.9%

The weighted average fair value of options granted under the Company’s stock option plans during fiscal years 2004, 2003, and 2002 was $0.75 per share, $0.44 per share, and $2.04 per share.

The estimated fair value of options granted is subject to the assumptions made in the Black-Scholes option-pricing model and if the assumptions were to change, the estimated fair value amounts could be significantly different.

For further information regarding the Company’s stock-based compensation plans, refer to Note 8.

2. PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following (in thousands):

AUGUST 31,	2004	2003

Land and improvements	$1,822	$1,808
Buildings	34,589	34,016
Machinery and equipment	31,444	31,166
Computer hardware and
software	69,459	71,931
Furniture, fixtures, and
leasehold improvements	46,078	54,723

	183,392	193,644
Less accumulated
depreciation and
amortization	(142,808)	(143,672)

	$40,584	$49,972

As a result of projected negative cash flows and expected closures of certain retail stores, the Company recorded impairment charges totaling $0.3 million, $5.0 million, and $1.0 million during fiscal years 2004, 2003, and 2002 to reduce the carrying values of the stores’ long-lived assets to their estimated fair values. These impairment charges were included as a component of depreciation expense in the Company’s consolidated statements of operations.

Certain land and buildings are collateral for mortgage debt obligations (Note 5).

3. INTANGIBLE ASSETS

The Company’s intangible assets were comprised of the following (in thousands):

AUGUST 31, 2004	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived
intangible assets:
License rights	$27,000	$(5,543)	$21,457
Curriculum	58,221	(23,067)	35,154
Customer lists	18,774	(10,878)	7,896
Trade names	1,277	(1,277)	--

	105,272	(40,765)	64,507
Indefinite-lived
intangible asset:
Covey trade name	23,000	--	23,000

	$128,272	$(40,765)	$87,507

AUGUST 31, 2003

Definite-lived
intangible assets:
License rights	$27,000	$(4,606)	$22,394
Curriculum	62,386	(25,186)	37,200
Customer lists	18,874	(9,823)	9,051
Trade names	1,277	(1,277)	--

	109,537	(40,892)	68,645
Indefinite-lived
intangible asset:
Covey trade name	23,000	--	23,000

	$132,537	$(40,892)	$91,645

The Company’s definite-lived intangible assets are being amortized over remaining useful lives ranging from one to 22 years. The Company’s aggregate amortization expense from continuing operations was $4.2 million, $4.4 million, and $4.7 million, for the fiscal years ended August 31, 2004, 2003, and 2002. Estimated amortization expense for the next five years is expected to be as follows (in thousands):

YEAR ENDING AUGUST 31,

2005	$4,172
2006	3,247
2007	3,050
2008	3,050
2009	3,050

The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on September 1, 2001. The reporting provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require those assets to be periodically assessed and written down to fair value, if necessary. In connection with the implementation of SFAS No. 142, the Company hired an independent valuation firm to assess the value of its goodwill and indefinite-lived intangible asset in accordance with the new measurement requirements prescribed by SFAS No. 142. The valuation process assigned the Company’s assets to its operating business units and then determined the fair value of those assets using a discounted cash flow model that also considered other factors such as market capitalization and appraised values. Based upon the results of the valuation, all of the goodwill assigned to the Organizational Solutions Business Unit, the Consumer Business Unit, and the corporate support group, as well as a portion of the Covey trade name was impaired. The resulting impairment charge from the adoption of SFAS No. 142 totaled $75.3 million ($61.4 million after applicable income tax benefits) and was recorded as a cumulative effect of accounting change in the Company’s fiscal 2002 consolidated statement of operations. The impairment charge was comprised of the following items (in thousands):

Amount

Impaired goodwill	$61,682
Impaired Covey trade name intangible asset	13,652

Total SFAS No. 142 adoption impairment	$75,334

As required by SFAS No. 142, the Company reassesses the carrying amount of the Covey trade name, which has an indefinite life and is no longer amortized, at August 31 of each fiscal year, or more often if events or circumstances indicate that the asset may be impaired. As a result of these reassessments, which were based upon the same methodology used in the adoption of SFAS No. 142, an additional $4.0 million of the Covey trade name intangible asset was impaired at August 31, 2002. The impairment charge was recorded as a component of the loss on impaired assets (Note 13) included in the Company’s fiscal 2002 consolidated statement of operations. No impairment charge to the Covey trade name was required during fiscal years 2004 or 2003.

4. CAPITALIZED COMPUTER SOFTWARE COSTS

During the normal course of business, the Company develops productivity and training software products for sale to customers through the Company’s various distribution channels. The Company capitalizes software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed when technological feasibility is established. During fiscal 2003, the Company acquired an equity interest in Agilix Labs, Inc. (Note 13) a development-stage enterprise that develops and produces computer software products. In connection with this acquisition, the Company outsourced the development of software products for sale to customers. Accordingly, the Company has not capitalized significant amounts of software development costs during fiscal 2004 and capitalized computer software development costs were amortized to an insignificant amount at August 31, 2004, compared to $1.2 million at August 31, 2003. Capitalized computer software costs are included in other long-term assets in the Company’s consolidated balance sheets.

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

YEAR ENDED AUGUST 31,	2004	2003	2002

Amortization	$1,191	$2,720	$1,678
Impairments	--	--	1,758

The Company expensed $0.8 million and $0.3 million for royalty payments to Agilix on software product sales during fiscal years 2004 and 2003.

5. DEBT

The Company’s long-term debt was comprised of the following (in thousands):

AUGUST 31,	2004	2003

Mortgage payable in monthly
installments of $9 CDN
($7 USD at August 31,
2004), plus interest at
CDN prime plus 1% (4.75%
at August 31, 2004)
through January 2015,
secured by real estate	$ 889
Mortgage payable in monthly
installments of $14 CDN
($10 USD at August 31,
2003), including interest
at 5.75%, secured by real
estate, and refinanced
during fiscal 2004		$ 912
Mortgage payable in monthly
installments of $8
including interest at
9.9% through October
2014, secured by real estate	581	612

	1,470	1,524
Less current portion	(120)	(89)

Total long-term debt, less
current portion	$ 1,350	$ 1,435

Based upon borrowing rates currently available to the Company for mortgage loans with similar terms, the fair value of the Company’s long-term debt was $1.5 million at August 31, 2004 (Note 10).

Future maturities of long-term debt at August 31, 2004 were as follows (in thousands):

YEAR ENDING AUGUST 31,

2005	$ 120
2006	124
2007	128
2008	132
2009	137
Thereafter	829

$1,470

6. LEASE OBLIGATIONS

Operating Leases

Lessee Costs – In the normal course of business, the Company leases retail store and office space under noncancelable operating lease agreements. The majority of the Company’s retail stores are leased in locations that generally have significant consumer traffic, such as shopping malls and other commercial districts. The Company also rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. These operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental term. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. At August 31, 2004, the Company had operating leases that have remaining terms of one to 12 years. The following table summarizes the Company’s future minimum lease payments under operating lease agreements at August 31, 2004 (in thousands):

YEAR ENDED AUGUST 31,

2005	$ 10,546
2006	6,871
2007	5,257
2008	4,604
2009	3,911
Thereafter	10,917

$ 42,106

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $15.3 million, $18.9 million, and $18.9 million, for fiscal years 2004, 2003, and 2002. Additionally, certain retail store leases contain terms that require additional, or contingent, rental payments based upon the realization of certain sales thresholds. The Company’s contingent rental payments were insignificant during the fiscal years ended August 31, 2004, 2003, 2002.

Lessor Revenues – During fiscal 2004, the Company sought to lease a significant portion of its administrative office space located in Salt Lake City, Utah. The cost basis of the office space available for lease was approximately $19.4 million and had a carrying value of $14.3 million at August 31, 2004. During fiscal 2004, the Company entered into leasing arrangements with multiple tenants for part of the available office space. Future minimum lease payments due to the Company from these lease agreements at August 31, 2004, were as follows (in thousands):

YEAR ENDING AUGUST 31,

2005	$ 667
2006	860
2007	796
2008	812
2009	828
Thereafter	462

$ 4,425

Total lease payments made to the Company during fiscal 2004 totaled $0.2 million. Lease revenue was reported as a component of product sales in the Company’s consolidated statement of operations for fiscal 2004.

Sublease Income – The Company exited certain leased office space located in Provo, Utah during fiscal 2000 (Note 18). The Company previously obtained a non-cancelable sublease agreement for the majority of the Company’s remaining lease agreement, which partially offset the lease expense of the exited space. Subsequent to August 31, 2004, the Company exercised an option, available under terms of its master lease agreement, to purchase and then immediately sell the land and buildings containing the leased office space (Note 20). Following the completion of this sale, the Company will have no further required lease payments or sublease rental receipts associated with this office space.

Future minimum sublease payments due to the Company were as follows at August 31, 2004 (in thousands):

YEAR ENDING AUGUST 31,

2005	$ 851
2006	311
2007	319
2008	327
2009	282
Thereafter	30

$2,120

Sublease payments made to the Company totaled $2.3 million, $2.2 million, and $2.0 million, during fiscal years 2004, 2003, and 2002. If any of the subleasees default on their obligations, the Company is liable for any outstanding lease payments. Sublease payments are recorded as reductions of rent expense, which is included in selling, general, and administrative expense in the Company’s consolidated statements of operations.

7. COMMITMENTS AND CONTINGENCIES

EDS Contract

The Company has an outsourcing contract with Electronic Data Systems (EDS) to provide warehousing, distribution, information systems, and call center operations. Under terms of the outsourcing contract and its addendums, EDS operates the Company’s primary call center, provides warehousing and distribution services, and supports the Company’s software products and various information systems. The outsourcing contract and its addendums expire on June 30, 2016 and have remaining required minimum payments totaling approximately $281.0 million, which are payable over the life of the contract. During fiscal years 2004, 2003, and 2002, the Company expensed $33.8 million, $35.9 million and $40.2 million for services provided under terms of the EDS outsourcing contract. The total amount expensed each year under the EDS contract includes freight charges, which are billed to the Company based upon activity, that totaled $9.6 million, $10.7 million, and $11.3 million during fiscal years 2004, 2003, and 2002. The following schedule summarizes the Company’s required minimum payments to EDS for services over the life of the outsourcing contract and its addendums (in thousands):

YEAR ENDING AUGUST 31,

2005	$ 23,770
2006	23,918
2007	22,591
2008	22,829
2009	23,076
Thereafter	164,796

$ 280,980

Actual expenses resulting from the outsourcing contracts may exceed required minimum payments if actual services provided under the contracts exceed specified minimum levels. During fiscal 2004, the Company negotiated revised minimum payments for warehouse and call center operations if certain activity levels are not achieved.

In addition to the minimum required outsourcing contract payments that were due in fiscal 2004, the Company paid an additional $11.6 million related to invoices outstanding for the period from December 2002 through May 2003. These payments had been postponed until certain software system implementation issues were resolved. Under terms of the revised payment schedule, the Company paid EDS interest at the monthly prime rate as quoted in the Wall Street Journal plus one percent on the outstanding balance of these invoices.

The outsourcing contracts contain early termination provisions that the Company may exercise under certain conditions. However, in order to exercise the early termination provisions, the Company would have to pay specified penalties to EDS depending upon the circumstances of the contract termination.

Legal Matters

During fiscal 2002, the Company received a subpoena from the United States Securities and Exchange Commission (SEC) seeking documents and information relating to the Company’s management stock loan program and previously announced, and withdrawn, tender offer. The Company provided the documents and information requested by the SEC, including the testimonies of its Chief Executive Officer, Chief Financial Officer, and other key employees. The Company has cooperated, and will continue to fully cooperate, in providing requested information to the SEC. The SEC has indicated its intention to submit the issue to the supervisory staff and perhaps to the SEC Commission for guidance in determining how to further proceed in this matter. The Company believes that it has complied with the laws and regulations applicable to its management stock loan program and withdrawn tender offer.

The Company is also the subject of certain legal actions, which it considers routine to its business activities. At August 31, 2004, management believes that, after consultation with legal counsel, any potential liability to the Company under such actions will not materially affect the Company’s financial position, liquidity, or results of operations.

8. CAPITAL TRANSACTIONS

Preferred Stock

Series A. As of August 31, 2004, the Company had issued 873,457 shares of its Series A preferred stock. Series A preferred stock dividends accrue at an annual rate of 10.0 percent and were payable quarterly in cash or additional shares of Series A preferred stock, at the Company’s option, until July 1, 2002 (as allowed by the Series A preferred stock agreement). Subsequent to that date, all Series A preferred stock dividends must be paid in cash. During fiscal 2002, the Company issued 42,088 shares of Series A preferred stock as payment for accrued preferred stock dividends. All other accrued Series A preferred stock dividends were paid in cash. At August 31, 2004 and 2003, the Company had $2.2 million of accrued Series A preferred dividends, which were recorded in accrued liabilities in the Company’s consolidated balance sheets. Series A preferred stock is convertible at any time into the Company’s common stock at a conversion price of $14.00 per share and ranks senior to the Company’s common stock. In the event of certain transactions, which are solely within the Company’s control, the holders of the Series A preferred stock are entitled to receive a specified cash payment in exchange for their shares. Series A preferred stockholders generally have the same voting rights as common stock holders on an “as-converted” basis.

Subsequent to August 31, 2004, the Company’s Board of Directors approved a plan to recapitalize the Series A preferred stock. Refer to Note 21 for further information regarding this proposed transaction.

Series B. During fiscal 2002, the Company’s Board of Directors authorized 400,000 shares of Series B preferred stock. Series B preferred stock ranks junior to Series A preferred stock and ranks equivalent to common stockholders as to liquidation rights. Series B preferred stock has no voting rights, no preemptive or redemption rights, and has no dividend rights. Each share of Series B preferred stock may be converted into ten shares of the Company’s common stock subsequent to March 1, 2005. As of August 31, 2004, no shares of Series B preferred stock have been issued.

Treasury Stock

During the fiscal years ended August 31, 2004, 2003, and 2002, the Company issued 99,137, 211,245, and 151,388 shares of its common stock held in treasury to participants in the Company’s employee stock purchase plan. Proceeds from the issuance of these shares totaled $0.2 million, $0.2 million, and $0.5 million, during fiscal years 2004, 2003, and 2002. In addition, the Company issued 303,660 shares of its common stock held in treasury in connection with a restricted stock award (refer to the restricted stock deferred compensation disclosure below).

The Company’s Board approved plans to purchase shares of its common stock consisted of the following at August 31, 2004 (in thousands):

Description	Total Approved Shares or Amount	Total Shares Purchased or Amount Utilized	Total Shares That May Yet Be Purchased

All plans prior to
December 1, 2000	8,000	7,705	295
December 1, 2000 plan	$8,000	$7,085	523

Total approximate
number of shares
remaining in
purchase plans			818

The approximate number of shares that may yet be purchased under the plans was calculated for the December 1, 2000 plan by dividing the remaining approved amount by $1.75, which was the closing price of the Company’s common stock on August 31, 2004. No shares of the Company’s common stock were purchased during fiscal years 2004, 2003, or 2002 under terms of these purchase plans. However, during years ended August 31, 2004, 2003, and 2002, the Company purchased 92,300, 129,300, and 25,000 shares of its common stock with a corresponding cost of $0.2 million, $0.1 million, and $0.1 million for exclusive distribution to participants in the Company’s employee stock purchase plan.

Stock Options

The Company’s Board of Directors has approved an incentive stock option plan whereby options to purchase shares of the Company’s common stock are issued to key employees at an exercise price not less than the fair market value of the Company’s common stock on the date of grant. The term, not to exceed ten years, and exercise period of each incentive stock option awarded under the plan are determined by a committee appointed by the Company’s Board of Directors. In addition, the January 2004 restricted stock award (see below) shares were issued from the incentive stock option plan and further reduced the number of shares available for granting under the Company’s incentive option plan. At August 31, 2004, the Company had approximately 1,040,000 shares available for granting under this incentive stock option plan.

A summary of the Company’s stock option activity is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price

Outstanding at August 31, 2001	3,440,029	$12.56
Granted	101,000	4.93
Forfeited	(496,748)	10.58

Outstanding at August 31, 2002	3,044,281	12.63
Granted	20,000	0.99
Forfeited	(329,670)	11.31

Outstanding at August 31, 2003	2,734,611	12.71
Granted	70,000	1.70
Forfeited	(298,952)	12.84

Outstanding at August 31, 2004	2,505,659	$12.37

The following table summarizes exercisable stock option information for the periods indicated:

AUGUST 31,	2004	2003	2002

Exercisable stock options	810,659	1,023,486	1,019,457
Weighted average
exercise price per share	$10.22	$11.37	$12.48

The following information applies to the Company’s stock options outstanding at August 31, 2004:

o	A total of 317,999 options outstanding have exercise prices between $0.99 per share and $7.13 per share, with a weighted average exercise price of $5.19 per share and a weighted average remaining contractual life of 5.4 years. At August 31, 2004, 241,249 of these options were exercisable.

o	The Company has 399,750 options outstanding that have exercise prices ranging from $7.19 per share to $9.69 per share, with a weighted average exercise price of $9.06 per share and a weighted average remaining contractual life of 5.0 years. At August 31, 2004, 383,500 of these options were exercisable.

o	During fiscal 2001, the Company granted 1,602,000 options to the Company’s Chief Executive Officer under terms of a Board and shareholder approved employment agreement. These options outstanding have an exercise price of $14.00 per share, with a weighted average remaining contractual life of 6.0 years. All of the CEO options will be fully exercisable on August 31, 2007, and will be exercisable prior to August 31, 2007 only upon the achievement of specified common stock prices for the Company’s common stock ranging from $20.00 per share to $50.00 per share. In addition, these options can only be exercised while the executive is employed as the Company’s CEO or Chairman of the Board of Directors. At August 31, 2004, none of these stock options were exercisable. Subsequent to August 31, 2004, the Company’s Board of Directors approved changes to the CEO’s compensation and stock options (Note 21).

o	The remaining 185,910 stock options outstanding have exercise prices between $14.69 per share and $21.50 per share, with a weighted average exercise price of $17.75 per share and a weighted average remaining contractual life of 2.7 years. At August 31, 2004, all of these options were exercisable.

Restricted Stock Award

During January 2004, the Company’s Board of Directors approved a restricted stock award (RSA) that granted 303,660 shares of the Company’s common stock to certain individuals in the Company’s management. The restricted stock shares vest five years from the grant date or on an accelerated basis if the Company achieves specified earnings levels. The compensation cost of the RSA was based on the fair value of the shares on the grant date and totaled $0.8 million, which was recorded as deferred compensation in shareholders’ equity. The deferred compensation related to the RSA will be expensed on a straight-line basis over the vesting period of the shares and will be accelerated if the Company achieves the specified earnings thresholds. In connection with the RSA grant, the participants are eligible to receive a cash bonus for a portion of the income taxes resulting from the grant. The participants received their cash bonus at the time of grant or will receive their bonus when the RSA shares vest. These cash bonuses totaled $0.4 million, of which $0.2 million was paid and expensed at the grant date. The remaining $0.2 million will be expensed on a straight-line basis over the vesting period, subject to acceleration, if necessary.

The RSA shares granted were issued from common stock held in treasury and had a cost basis of $5.2 million. The difference between the fair value of the RSA shares granted and their cost, which totaled $4.4 million, was recorded as a reduction to additional paid-in capital.

9. MANAGEMENT COMMON STOCK LOAN PROGRAM

During the fiscal year ended August 31, 2000, certain management personnel of Franklin Covey borrowed funds from an external lender, on a full-recourse basis, to acquire shares of the Company’s common stock. The loan program closed during fiscal 2001 with 3.825 million shares of common stock purchased by the loan participants for a total cost of $33.6 million. The Company initially participated on these management common stock loans as a guarantor to the lending institution. However, in connection with a new credit facility obtained during the fourth quarter of fiscal 2001, the Company acquired the loans from the external lender at fair value and is now the creditor for these loans. The loans in the management stock loan program have historically accrued interest at 9.4 percent (compounded quarterly), are full-recourse to the participants, and were originally due in March 2005. Although interest accrues on the outstanding balance over the life of the loans, the Company ceased recording interest receivable (and related interest income) related to these loans during the third quarter of fiscal 2002. However, loan participants remain obligated to pay all accrued interest upon maturity of the loans.

In May 2004, the Company’s Board of Directors approved modifications to the terms of the management stock loans. While these changes have significant implications for most management stock loan program participants, the Company did not formally amend or modify the stock loan program notes. Rather, the Company is foregoing certain of its rights under the terms of the loans and granting participants the modifications described below in order to potentially improve their ability to pay, and the Company’s ability to collect, the outstanding balances of the loans. These modifications to the management stock loan terms apply to all current and former employees whose loans do not fall under the provisions of the Sarbanes-Oxley Act of 2002. Loans to the Company’s officers and directors (as defined by the Sarbanes-Oxley Act of 2002) were not affected by the approved modifications. The modifications to the management stock loan terms were as follows:

Waiver of Right to Collect – The Company will waive its right to collect the outstanding balance of the loans prior to the earlier of (a) March 30, 2008, or (b) the date after March 30, 2005 on which the closing price of the Company’s stock multiplied by the number of shares purchased equals the outstanding principal and accrued interest on the management stock loans.

Lower Interest Rate – Effective May 7, 2004, the Company will prospectively waive collection of all interest on the loans in excess of 3.16 percent per annum, which was the “Mid-Term Applicable Federal Rate” for May 2004.

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

Based upon guidance found in EITF Issue 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, and EITF Issue 95-16, Accounting for Stock Compensation Agreements with Employer Loan Features under APB Opinion No. 25, the Company has determined that the management common stock loans should be accounted for as non-recourse stock compensation instruments due to the modifications approved in May 2004 and their effects to the Company and the loan participants. While this accounting treatment does not alter the legal rights associated with the loans to the employees as described above, the modifications to the terms of the loans were deemed significant enough to adopt the non-recourse accounting model as described in EITF 00-23. As a result of this accounting treatment, the remaining carrying value of the notes and interest receivable related to financing common stock purchases by related parties, which totaled $7.6 million prior to the loan term modifications, was reduced to zero with a corresponding reduction in additional paid-in capital.

The Company currently accounts for the management common stock loans as variable stock option arrangements. Compensation expense will be recognized when the fair value of the common stock held by the loan participants exceeds the contractual principal and accrued interest on the loans ($46.8 million at August 31, 2004) or the Company takes action on the loans that in effect constitutes a repricing of an option. This accounting treatment also precludes the Company from reversing the amounts expensed as additions to the loan loss reserve, totaling $29.7 million, which were recognized in prior periods. As a result of these loan program modifications, the Company hopes to increase the total value received from loan participants; however, the inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon its financial position and future cash flows compared to full collection of the loans.

10. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The book value of the Company’s financial instruments approximates their fair value balances except for its fixed-rate debt as shown below. The assessment of the fair values of the Company’s financial instruments is based on a variety of factors and assumptions. Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2004 or 2003, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement. The following methods and assumptions were used to determine the fair values of the Company’s financial instruments, none of which were held for trading or speculative purposes:

Cash and Cash Equivalents – The carrying amounts of cash and cash equivalents approximate their fair values due to the liquidity and short-term maturity of these instruments.

Accounts Receivable – The carrying value of accounts receivable approximate their fair value due to the short-term maturity and expected collection of these instruments.

Other Assets – The Company’s other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt – The estimated fair values of the Company’s debt balances were as follows (in thousands):

	August 31, 2004		August 31, 2003

Description	Carrying Value	Fair Value	Carrying Value	Fair Value

Variable-rate debt	$889	$889	$--	$--
Fixed-rate debt	581	651	1,524	1,524

	$1,470	$1,540	$1,524	$1,524

The fair values of the Company’s debt balances were estimated by using discounted cash flow analyses based upon market rates available to the Company for similar debt with the same remaining maturities. Debt balances at August 31, 2004 and 2003 consisted of mortgages on buildings used by the Company.

Derivative Instruments

During the normal course of business, the Company is exposed to fluctuations in foreign currency exchange rates due to its international operations and interest rates. To manage risks associated with foreign currency exchange and interest rates, the Company makes limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, the Company’s derivative instruments are entered into for periods that do not exceed the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into derivative contracts for trading or speculative purposes, nor is the Company party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument and thus, are not a measure of exposure to the Company through its use of derivatives. Additionally, the Company enters into derivative agreements only with highly rated counterparties.

Foreign Currency Exposure – Due to the global nature of the Company’s operations, the Company is subject to risks associated with transactions that are denominated in currencies other than the United States dollar, as well as the effects of translating amounts denominated in foreign currencies to United States dollars as a normal part of the reporting process. The objective of the Company’s foreign currency risk management activities is to reduce foreign currency risk in the consolidated financial statements. In order to manage foreign currency risks, the Company makes limited use of foreign currency forward contracts and other foreign currency related derivative instruments. Although the Company cannot eliminate all aspects of its foreign currency risk, the Company believes that its strategy, which includes the use of derivative instruments, can reduce the impacts of foreign currency related issues on its consolidated financial statements.

During the fiscal years ended August 31, 2004, 2003, and 2002, the Company utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts. The gains and losses on these contracts were recorded as a component of SG&A expense in the Company’s consolidated statements of operations and resulted in net losses of $0.4 million, $0.5 million, and $0.3 million during fiscal years 2004, 2003, and 2002. At August 31, 2004, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of the Company’s foreign currency sell contracts that did not qualify for hedge accounting were as follows at August 31, 2004 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	266,000	$2,426
Australian Dollars	1,740	1,213
Mexican Pesos	9,140	788

During fiscal 2004, the Company entered into foreign currency forward contracts that were designed to manage foreign currency risks related to the value of the Company’s net investment in its directly-owned operations located in Canada, Japan, and the United Kingdom. These three offices comprise the majority of the Company’s net investment in foreign operations. These foreign currency forward instruments, which expire on a monthly basis, qualified for hedge accounting and corresponding gains and losses were recorded as a component of other comprehensive income in the Company’s consolidated balance sheet. During fiscal 2004, the Company recognized losses totaling $0.2 million on these hedge contracts, which were included in other comprehensive income. At August 31, 2004, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of the Company’s foreign currency sell contracts that qualified for hedge accounting as net investment hedges were as follows at August 31, 2004 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	246,381	$2,257
British Pounds	1,193	2,137
Canadian Dollars	666	506

Interest Rate Risk Management – Under the provisions of interest rate swap agreements, the Company agrees with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to a contracted notional amount. When appropriate, the Company designates interest rate swaps as hedges of risks associated with specific assets, liabilities, or future commitments, and these contracts are monitored to determine whether the underlying agreements remain effective hedges. The interest rate differential on interest rate swaps is recognized as interest expense or income over the term of the agreement. Due to the limited nature of its interest rate risk, the Company does not make regular use of interest rate derivatives and the Company was not a party to any interest rate derivative instruments during fiscal years 2004 or 2003.

In connection with the management common stock loan program (Note 9), the Company entered into an interest rate swap agreement. As a result of a credit agreement obtained during fiscal 2001, the notes receivable from the loan participants, corresponding debt, and the interest rate swap agreement were recorded on the Company’s consolidated balance sheet at August 31, 2001. Under terms of its then-existing credit agreement, the Company was obligated to use a portion of the proceeds from the sale of Premier (Note 11) to retire the majority of its outstanding debt, including the amount related to the management common stock loan program. The underlying obligation of the interest rate swap was settled and the interest rate swap agreement was transformed from a hedge instrument to a speculative instrument, which was settled during fiscal 2002 for a cash payment of $4.9 million. The loss on the settlement of the interest rate swap agreement was recorded in the Company’s fiscal 2002 consolidated statement of operations. The interest rate differential on the interest rate swap agreement totaled $0.6 million in fiscal 2002 prior to its settlement.

11. DISCONTINUED OPERATIONS

During fiscal 2002, the Company sold the operations of Premier and discontinued its on-line planning service offered at franklinplanner.com. Under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of these operations were classified as discontinued operations in the accompanying consolidated statements of operations, net of tax, in fiscal 2002. The net income (loss) from discontinued operations consisted of the following during fiscal 2002 (in thousands):

Pre-tax loss from Premier operations	$ (8,877)
Pre-tax loss from franklinplanner.com
operations	(2,762)

Total pre-tax loss from discontinued
operations	(11,639)

Income tax benefit from Premier operations	3,033
Income tax benefit from franklinplanner.com
operations	1,022

Total income tax benefit from discontinued
operations	4,055

Loss from discontinued operations, net of
income tax	$ (7,584)

The operating results of Premier for fiscal 2002 include results from a period during which Premier did not record significant sales. The operations of franklinplanner.com were discontinued during August 2002. Additional information regarding the sale of Premier and the termination of franklinplanner.com is provided below.

Sale of Premier Agendas

Effective December 21, 2001, the Company sold Premier Agendas, Inc., a wholly owned subsidiary located in Bellingham, Washington, and Premier School Agendas Ltd., a wholly owned subsidiary organized in Ontario, Canada, (collectively, Premier) to School Specialty, Inc., a Wisconsin-based company that specializes in providing products and services to students and schools. Premier provided productivity and leadership solutions to the education industry, including student and teacher planners. The sale price was $152.5 million in cash, plus the retention of Premier’s working capital, which was received in the form of a $4.0 million promissory note from the purchaser. Prior to the sale closing, the Company received cash distributions from Premier’s working capital that totaled approximately $7 million. The Company received full payment on the promissory note plus accrued interest during June 2002. In addition, the Company recorded a receivable from Premier totaling $0.8 million related to income tax payments, the majority of which has been received as of August 31, 2003. The Company recognized a pretax gain of $99.9 million ($64.9 million after applicable taxes) on the sale of Premier, which was recorded as a gain on the sale of discontinued operations in fiscal 2002.

For segment reporting purposes, the operating results of Premier were historically included in the Education Business Unit, which was dissolved subsequent to the sale of Premier during fiscal 2002. The Company recorded $5.3 million in sales from Premier for the fiscal year ended August 31, 2002.

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

12. INVESTMENT IN FRANKLIN COVEY COACHING, LLC

During fiscal 2001, the Company entered into a joint-venture agreement with American Marketing Systems (AMS) to form Franklin Covey Coaching, LLC (FCC). Each partner owned 50 percent of the joint venture and participated equally in FCC’s management. The FCC joint-venture agreement required the Company’s coaching programs to achieve specified earnings thresholds beginning in fiscal 2002 or the existing joint venture agreement could be terminated at the option of AMS. The Company’s coaching programs did not produce the required earnings defined by the joint-venture agreement and AMS exercised its option to terminate the existing joint venture agreement effective August 31, 2002. Under the provisions of a new partnership agreement that terminated the Company’s interest in FCC in October 2003, the Company received payments totaling $2.6 million. Following termination of the partnership agreement, the Company did not receive any additional payments from FCC.

Due to events and circumstances that suggested the joint venture would be terminated, the Company recognized impairment charges to its investment in FCC that totaled $16.3 million during fiscal 2002. Upon recognition of the payments from the new partnership agreement, the Company first reduced its remaining investment in FCC at August 31, 2002 to zero and then recorded the additional cash receipts as reversals of the previously recorded impairment charges. These impairment reversals totaled $1.6 million during fiscal 2003.

Prior to the new partnership agreement, the Company accounted for its investment in FCC using the equity method of accounting and reported its share of the joint venture’s net income as equity in the earnings of an unconsolidated subsidiary. The Company’s share of the joint venture’s earnings totaled $4.3 million for the fiscal year ended August 31, 2002.

13. LOSS ON IMPAIRED ASSETS

The Company regularly reviews its long-lived assets for events or circumstances that indicate an asset may not be realizable. The Company’s losses on impaired assets consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2003	2002

Investment in
unconsolidated
subsidiary - Agilix	$872
Covey trade name		$4,000
Note receivable from sale
of subsidiary		2,282
Capitalized software
development costs		1,758
Computer software		1,097
Other		47

	$872	$9,184

During fiscal 2003, the Company purchased approximately 20 percent of the capital stock (subsequently diluted to approximately 12 percent ownership) of Agilix Labs, Inc. (Agilix), a Delaware corporation, for cash payments totaling $1.0 million. Agilix is a development stage enterprise that develops software applications, including the majority of the Company’s software applications that are available for sale to external customers (Note 4). The Company uses the equity method of accounting for its investment in Agilix, as the Company appointed a member to Agilix’s board of directors and had the ability to exercise significant influence over the operations of Agilix. Although the Company continues to sell software developed by Agilix, uncertainties in Agilix’s business plan developed during the Company’s fiscal quarter ended March 1, 2003 and their potential adverse effects on Agilix’s operations and future cash flows were significant. The Company determined that its ability to recover the carrying value of the investment in Agilix was remote. Accordingly, the Company impaired and expensed its remaining investment in Agilix of $0.9 million during the quarter ended March 1, 2003. According to the terms and conditions of its investment in Agilix, the Company does not have any additional obligations to Agilix or further exposure resulting from Agilix’s liabilities or residual operating losses.

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

The Company regularly reviews its property and equipment and capitalized computer software for impairment whenever circumstances indicate that the carrying amount of the asset may not be realizable. The Company recorded impairment charges totaling $1.8 million during fiscal 2002 for capitalized software development costs related to software products that produced less-than-expected sales volume. The Company also recorded a $1.1 million impairment charge related to a customer database management software application, developed and installed by an external company, which became obsolete when the Company selected a new database software provider.

14. EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

The Company has defined contribution profit sharing plans for its employees that qualify under Section 401(k) of the Internal Revenue Code. These plans provide retirement benefits for employees meeting minimum age and service requirements. Qualified participants may contribute up to 50 percent of their gross wages, subject to certain limitations. These plans also provide for matching contributions to the participants that are paid by the Company. The matching contributions, which were expensed as incurred, from continuing operations totaled $0.7 million, $1.0 million, and $1.2 million, for the fiscal years ended August 31, 2004, 2003, and 2002.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of the Company’s common stock at a price equal to 85 percent of the average fair market value of the Company’s common stock on the last trading day of each fiscal quarter. A total of 99,136, 211,245, and 151,388 shares were issued under this plan for the years ended August 31, 2004, 2003, and 2002. The Company accounts for its employee stock purchase plan using the intrinsic method as defined in the provisions of APB Opinion 25 and related interpretations.

The Company’s existing employee stock purchase plan expired on August 31, 2004. A new employee stock purchase plan agreement has been proposed and is awaiting shareholder ratification at the next Annual Shareholders Meeting which is currently scheduled to occur on January 21, 2005.

Deferred Compensation Plan

The Company has a deferred compensation plan that provides certain key officers and employees the ability to defer a portion of their compensation until a later date. The Company incurred and expensed charges totaling $0.2 million during each of the fiscal years ended August 31, 2004, 2003, and 2002 related to its deferred compensation plan. Deferred compensation amounts used to pay benefits are held in a “rabbi trust,” which invests in various mutual funds and Company common stock as directed by the plan participants. The trust assets are recorded in the Company’s consolidated balance sheets because they are subject to the claims of the Company’s creditors. The corresponding deferred compensation liability represents the amounts deferred by plan participants plus any earnings or minus any earnings on the trust assets. The plan’s assets totaled $1.2 million and $2.0 million at August 31, 2004 and 2003, while the plan’s liabilities totaled $1.6 million at August 31 for both years. As of August 31, 2004, the rabbi trust also held shares of the Company's common stock with a cost of $0.9 million. The assets and liabilities of the deferred compensation plan were recorded in other long-term assets, treasury stock and long-term liabilities, as appropriate, in the accompanying consolidated balance sheets.

Due to legal changes resulting from the American Jobs Creation Act of 2004, the Company determined to cease compensation deferrals to this plan after December 31, 2004. Other than the cessation of compensation deferrals, the plan will continue to operate and make payments under the same rules as in prior periods.

15. INCOME TAXES

The benefit (provision) for income taxes from continuing operations consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2004	2003	2002

Current:
Federal	$1,615	$1,940	$21,982
State	151	(29)	2,434
Foreign	(2,492)	(696)	(1,027)

	(726)	1,215	23,389

Deferred:
Federal	$3,440	15,739	23,714
State	310	836	3,237
Foreign	(623)	1,322
Valuation allowance	(3,750)	(16,575)	(24,627)

	(623)	1,322	2,324

	$(1,349)	$2,537	$25,713

Allocation of the total income tax benefit (provision) was as follows (in thousands):

YEAR ENDED AUGUST 31,	2004	2003	2002

Continuing operations	$(1,349)	$2,537	$25,713
Discontinued
operations			4,055
Gain on sale of
discontinued
operations			(35,094)
Cumulative effect of
change in
accounting
principle			13,948

	$(1,349)	$2,537	$8,622

Comprehensive loss
items:
Tax effect from
valuation of an
interest rate
swap agreement	--	--	(1,827)

	$--	$--	$(1,827)

During fiscal 2004, no tax benefit was recognized for other comprehensive loss items related to the fair value of derivative instruments due to uncertainty regarding the Company’s ability to utilize its domestic loss carryforwards.

Loss from continuing operations before income taxes consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2004	2003	2002

United States	$(10,716)	$(49,247)	$(124,191)
Foreign	1,915	1,457	2,012

	$(8,801)	$(47,790)	$(122,179)

The differences between income taxes at the statutory federal income tax rate and income taxes reported from continuing operations in the consolidated statements of operations were as follows:

YEAR ENDED AUGUST 31,	2004	2003	2002

Federal statutory
income tax rate	35.0%	35.0%	35.0%
State income taxes, net
of federal effect	5.2	1.7	3.0
Deferred tax valuation
allowance	(42.6)	(34.7)	(18.2)
Intangible asset
amortization	(6.0)	2.0	(0.5)
Foreign jurisdictions
tax differential	(7.1)	1.2	0.1
Tax differential on
income subject to
both U.S. and
foreign taxes	(9.5)	(2.5)
Resolution of tax
matters	8.8	2.8
Other	0.9	(0.2)	1.6

	(15.3)%	5.3%	21.0%

A recent history of operating losses has precluded the Company from demonstrating that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of deferred income tax assets, deferred income tax deductions, and foreign tax carryforwards, will be realized. Accordingly, the Company recorded valuation allowances on all of its net deferred income tax assets generated in the United States.

Intangible asset amortization consists of non-deductible amortization related to content and goodwill generated by the fiscal 1997 merger with the Covey Leadership Center and certain other acquisitions. During fiscal 2003, the Company recognized a deferred tax benefit for deductible goodwill amortization in Japan.

The Company paid significant amounts of withholding tax on foreign royalties during fiscal years 2004, 2003, and 2002. However, no domestic foreign tax credits were available to offset the foreign withholding taxes during fiscal 2004 or fiscal 2003.

Various income tax matters were resolved during fiscal 2004 and fiscal 2003, which resulted in net tax benefits to the Company.

Significant components of the Company’s deferred tax assets and liabilities were comprised of the following (in thousands):

YEAR ENDED AUGUST 31,	2004	2003

Deferred income tax assets:
Net operating loss
carryforward	$21,268	$10,741
Loan loss reserve on
management stock loans	14,709	13,444
Property and equipment
depreciation	5,452	7,158
Impairment of investment
in Franklin Covey
Coaching, LLC	3,901	5,348
Intangible asset
amortization and
impairment	2,646	6,847
Inventory and bad debt
reserves	2,466	2,843
Foreign income tax credit
carryforward	2,246	2,246
Sales returns and
contingencies	1,559	1,581
Vacation and other
accruals	1,199	1,382
Restructuring and
severance cost accruals	902	1,191
Deferred compensation	582	619
Alternative minimum tax
carryforward	478	478
Investment in Agilix	375	375
Interest and inventory
capitalization	224	376
Reserves related to
discontinued operations	77	90
Other	341	489

Total deferred income tax
assets	58,425	55,208
Less: valuation allowance	(45,333)	(41,584)

Net deferred income tax
assets	13,092	13,624

Deferred income tax
liabilities:
Intangibles and property
and equipment step-ups	(11,510)	(11,706)
Unremitted earnings of
foreign subsidiaries	(666)	(518)
Other	(78)	(78)

Total deferred income tax
liabilities	(12,254)	(12,302)

Net deferred income taxes	$838	$1,322

The net deferred tax asset is recorded as a component of other long-term assets in the Company’s consolidated balance sheets.

The federal net operating loss carryforward generated in fiscal 2004 totaled $23.9 million and expires on August 31, 2024. The federal net operating loss carryforward generated in fiscal 2003 of $32.7 million expires on August 31, 2023. The state net operating loss carryforward of $23.9 million generated in fiscal 2004 primarily expires between August 31, 2007 and August 31, 2019. The state net operating loss carryforward of $32.7 million generated in fiscal 2003 primarily expires between August 31, 2006 and August 31, 2018. The foreign income tax credit carryforward of $2.2 million that was generated during fiscal 2002 would have expired on August 31, 2007 under tax law in effect at August 31, 2004. However, under the American Jobs Creation Act of 2004, which was enacted on October 22, 2004, the credit now expires on August 31, 2012.

16. NET LOSS PER COMMON SHARE

Basic earnings (loss) per share (EPS) is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate. During periods of net loss from continuing operations, all common stock equivalents, including the effect of common shares from the issuance of preferred stock on an “as converted” basis, are excluded from the diluted EPS calculation. Due to their voting rights and common stock dividend rights, the RSA shares issued during fiscal 2004 were included in the Company’s weighted average shares. Significant components of the numerator and denominator used for basic and diluted EPS were as follows for the years indicated (in thousands, except per share amounts):

YEAR ENDED AUGUST 31,	2004	2003	2002

Loss from continuing
operations	$(10,150)	$(45,253)	$(96,466)
Preferred stock
dividends	(8,735)	(8,735)	(8,681)

Loss from continuing
operations and
preferred stock
dividends	(18,885)	(53,988)	(105,147)
Loss from discontinued
operations, net of
income taxes
			(7,584)
Gain on sale of
discontinued
operations, net of
income taxes			64,851

Loss before cumulative
effect of
accounting change
	(18,885)	(53,988)	(47,880)
Cumulative effect of
accounting change,
net of income taxes			(61,386)

Net loss attributable
to common
shareholders	$(18,885)	$(53,988)	$(109,266)

Loss from continuing
operations and
preferred stock
dividends per share:
Basic and diluted	$(.96)	$(2.69)	$(5.29)
Income (loss) from
discontinued
operations, net of
income taxes, per
share:
Basic and diluted			(.38)
Gain on sale of
discontinued
operations, net of
income taxes, per
share:
Basic and diluted			3.26

Loss before cumulative
effect of
accounting change
per share:
Basic and diluted	(.96)	(2.69)	(2.41)
Cumulative effect of
accounting change,
net of tax, per
share:
Basic and diluted			(3.08)

Net loss attributable
to common
shareholders per
share:
Basic and diluted	$(.96)	$(2.69)	$(5.49)

Basic and diluted
weighted-average
number of common
shares outstanding	19,734	20,041	19,895

Due to the Company’s losses from operations, the following incremental shares from the effect of preferred stock on an “as converted basis” and options to purchase common stock have been excluded from the diluted EPS calculation because of their anti-dilutive effect (in thousands):

YEAR ENDED AUGUST 31,	2004	2003	2002

Number of preferred
shares on an "as
converted" basis	6,239	6,239	6,239
Common stock
equivalents from
the assumed
exercise of
"in-the-money"
stock options	22	2	--

	6,261	6,241	6,239

In addition to the incremental shares shown above, the Company has other potentially dilutive shares of common stock. Refer to Note 8 for further information regarding other shares, including stock options, which may have a dilutive impact on the Company’s fully diluted EPS calculation in future periods.

17. STATEMENTS OF CASH FLOWS

The following supplemental disclosures are provided for the consolidated statements of cash flows (in thousands):

YEAR ENDED AUGUST 31,	2004	2003	2002

Cash paid (received) for:
Income taxes	$1,069	$4,637	$(4,599)
Interest	277	159	3,901

Non-Cash Investing and Financing Activities

At August 31, 2004 and 2003, the Company had accrued preferred dividends totaling $2.2 million. Prior to July 1, 2002, the Company had the option to pay accrued dividends with cash or additional shares of preferred stock. As required by the Series A preferred stock agreement, subsequent to July 1, 2002 all accrued preferred dividends must be paid with cash. Payments for preferred stock dividends were as follows (in thousands):

YEAR ENDED AUGUST 31,	2004	2003	2002

Preferred stock
dividends paid with cash	$8,735	$8,735	$4,367
Preferred stock
dividends paid with
additional shares
of preferred stock	--	--	4,208

	$8,735	$8,735	$8,575

18. RESTRUCTURING AND STORE CLOSURE COSTS

During fiscal 1999, the Company’s Board of Directors approved a plan to restructure the Company’s operations, reduce its workforce, and formally exit the Company’s leased office space located in Provo, Utah. The Company recorded a $16.3 million restructuring charge during fiscal 1999 to record the expected costs of these activities. Included in the restructuring charge were costs to provide severance and related benefits, as well as expected costs to formally exit the leased office space. This restructuring plan was substantially completed during fiscal 2000. Remaining accrued restructuring costs at August 31, 2004 represented the estimated remaining costs necessary to exit the leased office space. Subsequent to August 31, 2004, the Company exercised an option, available under its master lease agreement, to purchase, and simultaneously sell, the office facility. The Company anticipates that its restructuring accrual for this office space, which totaled $2.0 million at August 31, 2004, will be sufficient to complete the sale transaction, including payments for fees and other costs that are customarily paid in real estate transactions (Note 20). Following the completion of the building sale transaction, the Company will have no further costs related to the fiscal 1999 restructuring plan.

During fiscal years 2004 and 2003, the Company closed certain retail stores and incurred severance and lease termination costs related to these store closures. These costs are included as a component of selling, general, and administrative expenses in the Company’s consolidated statement of operations for the years ended August 31, 2004 and 2003.

The components of the remaining restructuring and store closure accruals were as follows for the periods indicated (in thousands):

	Severance Costs	Leased Space Exit Costs	Total

Balance at August 31, 2002	$26	$1,903	$1,929
Charges to the accrual	576	2,758	3,334
Amounts utilized	(298)	(1,515)	(1,813)

Balance at August 31, 2003	304	3,146	3,450
Charges to the accrual	224	1,482	1,706
Amounts utilized	(512)	(1,862)	(2,374)

Balance at August 31, 2004	$16	$2,766	$2,782

At August 31, 2004, the remaining accrued restructuring costs and store closure costs were recorded in accrued liabilities in the Company’s consolidated balance sheet. Although the Company believes that its accruals for exit activities and retail store closures are adequate at August 31, 2004, these amounts are partially based upon estimates and may change if actual amounts related to these activities differ.

19. SEGMENT INFORMATION

Reportable Segments

Following the sale of Premier in fiscal 2002, the Company has two reporting segments: the Consumer Business Unit (CBU) and the Organizational Solutions Business Unit (OSBU). The operating results of Premier and the Company’s other products and services designed for teachers and students were previously reported in the Education Business Unit, which was dissolved in fiscal 2002. The Company’s remaining teacher and student programs and products are now reported as a component of OSBU results of operations. The following is a description of the Company’s reporting segments and their primary activities.

Consumer Business Unit – This business unit is primarily focused on sales to individual customers and includes the results of the Company’s retail stores, consumer direct operations (catalog and eCommerce channels), and other related distribution channels, including wholesale sales, government product sales, and office superstores. The CBU results of operations also include the financial results of the Company’s paper planner manufacturing operations. Although CBU sales primarily consist of products such as planners, binders, software, and handheld electronic planning devices, virtually any component of the Company’s leadership and productivity solutions may be purchased through CBU channels.

Organizational Solutions Business Unit – The OSBU is primarily responsible for the development, marketing, sale, and delivery of productivity, leadership, goal alignment, strategy execution, sales performance, and communication training solutions directly to organizational clients, including other companies, the government, and educational institutions. The OSBU includes the financial results of the Organizational Solutions Group (OSG) and the Company’s international operations. The OSG is responsible for the domestic sale and delivery of productivity, leadership, sales performance, and communication training solutions to corporations, governmental entities, communities, and educational institutions. The OSG is also responsible for consulting services that compliment the Company’s productivity and leadership training solutions. The Company’s international sales group includes the financial results of its directly-owned foreign offices and royalty revenues from licensees.

The Company’s chief operating decision maker is the Chief Executive Officer (CEO), and each of the Company’s business units has a president who reports directly to the CEO. The primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (EBITDA), which may not be calculated in the same manner as similarly titled amounts are calculated by other companies. For segment reporting purposes, the Company’s consolidated EBITDA can be calculated as the loss from operations excluding reported depreciation and amortization charges.

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

SEGMENT INFORMATION (in thousands)

	Consumer Business Unt			Organizational Solutions Business Unit

Year Ended August 31, 2004	Retail	Consumer Direct	Other CBU	OSG	International	Education	Corporate and Eliminations	Consolidated

Sales to external
customers	$87,922	$55,059	$23,088	$61,047	$48,318			$275,434
Gross margin	47,420	31,158	4,964	38,555	33,043			155,140
EBITDA	793	12,093	(6,675)	(627)	10,073		(8,774)	6,883
Depreciation	3,385	1,067	1,124	604	1,383		4,211	11,774
Amortization			344	3,816	7		6	4,173
Segment assets	9,867	550	7,760	90,783	23,807		92,944	225,711
Capital expenditures	220	257	1,534	127	741		1,091	3,970
Year Ended
August 31, 2003

Sales to external
customers	$112,054	$56,177	$23,935	$74,306	$40,688			$307,160
Gross margin	56,598	31,181	4,954	48,398	28,428			169,559
EBITDA	(4,020)	8,747	(11,904)	(1,861)	7,031		$(14,877)	(16,884)
Depreciation	11,291	2,659	1,943	1,707	1,110		7,685	26,395
Amortization			365	4,007	7		7	4,386
Significant non-cash
items:
Provision for losses
on management
stock loan program							3,903	3,903
Impairment
(recovery) of
investment in FCC				(1,644)				(1,644)
Loss on impaired assets			872					872
Segment assets	20,598	1,365	12,547	95,068	19,580		110,583	259,741
Capital expenditures	905	1,137	210	112	786		1,051	4,201
Year Ended
August 31, 2002

Sales to external
customers	$122,496	$64,802	$22,326	$82,095	$41,279			$332,998
Gross margin	62,207	36,341	5,519	50,603	28,959			183,629
EBITDA	2,289	5,767	(19,169)	(34,492)	6,235		$(44,193)	(83,563)
Depreciation	11,181	3,593	2,428	2,008	1,263		13,870	34,343
Amortization			473	4,188			6	4,667
Significant non-cash
items:
Provision for losses
on management
stock loan program							24,775	24,775
Impairment
(recovery) of
investment in FCC				16,323				16,323
Loss on impaired
assets		1,425	3,093	4,619	47			9,184
Discontinued
operations, net of tax						$(5,844)	(1,740)	(7,584)
Segment assets	30,989	2,894	15,050	100,036	22,702		133,067	304,738
Capital expenditures	2,573	4,039	169	416	1,149	98	2,150	10,594

A reconciliation of reportable segment EBITDA to consolidated loss from continuing operations is provided below (in thousands):

YEAR ENDED AUGUST 31,	2004	2003	2002

Reportable segment
EBITDA	$15,657	$(2,007)	$(39,370)
Provision for losses
on management stock
loans		(3,903)	(24,775)
Corporate expenses	(8,774)	(10,974)	(19,418)

Consolidated EBITDA	6,883	(16,884)	(83,563)
Depreciation	(11,774)	(26,395)	(34,343)
Amortization	(4,173)	(4,386)	(4,667)

Consolidated loss from
operations	$(9,064)	$(47,665)	$(122,573)
Equity in earnings
(losses) of
unconsolidated
subsidiary		(128)	4,316
Interest income	481	665	3,112
Interest expense	(218)	(248)	(2,784)
Loss on interest rate
swap			(4,894)
Other income
(expense), net		(414)	644

Loss from continuing
operations before
income taxes	$(8,801)	$(47,790)	$(122,179)

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

Corporate assets, such as cash, accounts receivable, and other assets are not generally allocated to reportable business segments for business analysis purposes. However, inventories, intangible assets, goodwill, identifiable fixed assets, certain other assets are classified by segment. A reconciliation of segment assets to consolidated assets is as follows (in thousands):

AUGUST 31,	2004	2003	2002

Reportable segment
assets of continuing
operations	$132,767	$148,951	$171,671
Corporate assets	93,909	111,582	133,806
Intercompany accounts
receivable	(965)	(792)	(739)

	$225,711	$259,741	$304,738

Enterprise-Wide Information

The Company’s revenues are derived primarily from the United States. However, the Company also operates directly owned offices or contracts with licensees to provide products and services in various countries throughout the world. The Company’s consolidated revenues and long-lived assets from continuing operations were as follows (in thousands):

AS OF OR FOR YEAR ENDED AUGUST 31,	2004	2003	2002

Net sales:
United States	$227,116	$262,463	$286,399
Japan/Greater China	18,625	15,026	13,588
United Kingdom	9,251	7,521	7,214
Canada	7,093	7,701	7,959
Australia	3,642	3,428	3,093
Mexico	3,609	5,030	7,179
Brazil/South America	1,559	1,859	1,669
Singapore	1,189	999	1,052
Others	3,350	3,133	4,845

	$275,434	$307,160	$332,998

Long-lived assets:
United States	$129,704	$145,312	$177,842
Americas	2,484	2,531	3,174
Japan	2,409	3,414	2,093
United Kingdom	694	671	650
Australia	393	464	240

	$135,684	$152,392	$183,999

Intersegment sales were immaterial and were eliminated in consolidation.

20. RELATED PARTY TRANSACTIONS

The Company, under a long-term agreement, leased office space in buildings that were owned by partnerships, the majority interest of which were owned by a Vice-Chairman of the Board of Directors and certain other employees and former employees of the Company. The Company paid rent and related building expenses to the partnership totaling $2.4 million, $2.0 million, and $2.1 million for the fiscal years ended August 31, 2004, 2003, and 2002. Subsequent to August 31, 2004 the Company exercised its option under the terms of the lease agreements assumed by it in the merger with Covey Leadership Center, Inc. to purchase this property. The exercise of the option was part of a three-way transaction in which the buildings and land were purchased directly from the landlords, and simultaneously sold to the current tenant, an unrelated party. Subsequent to the merger with Covey Leadership Center, Inc., the Company consolidated the operations that were previously located in buildings with its existing operations located in Salt Lake City, but remained obligated on the leases through December 2009. The Company was subsequently able to obtain a sublease for the buildings, but at rates less than its obligation to the landlords. Based on the continuing negative cash flow associated with these buildings, and other factors, the Company determined that it was in its best interest to exercise the option and sell the property to the current tenant. The negotiated purchase price with the landlord was $14.0 million and the tenant agreed to purchase the property for $12.5 million. These prices were within the range of estimated fair values of the buildings as determined by an independent appraisal obtained by the Company. The Company paid the difference between the sale and purchase prices, plus other closing costs, which were previously accrued as part of the Company’s 1999 restructuring plan (Note 18). Following completion of this sale, the Company will have no further obligations to the related partnerships.

The Company pays both Vice-Chairmen of the Board of Directors a percentage of the proceeds received for seminars that they present. During the fiscal years ended August 31, 2004, 2003, and 2002, the Company paid the Vice-Chairmen $1.6 million, $0.9 million, and $1.9 million for their seminar presentations.

During the fiscal years ended August 31, 2003 and 2002, the CEO chose to forgo his salary, which totaled $0.5 million per year. In accordance with SEC rules and regulations, the Company recorded compensation expense for the unpaid salary and recorded a corresponding increase to paid-in capital. During fiscal 2004, the CEO, at the urging of the Company’s Board of Directors, elected to receive his salary.

As part of a preferred stock offering to a private investor, an affiliate of the investor, who was then a director of the Company, was named as the Chairman of the Board of Directors and was later elected as CEO. This individual continues to serve as the Company’s Chairman of the Board and CEO at August 31, 2004. In addition, two affiliates of the private investor were named to the Company’s Board of Directors. In connection with the preferred stock offering, the Company pays an affiliate of the investor $0.4 million per year for monitoring fees.

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

During fiscal 2002, the Company entered into a sabbatical and severance agreement with one of its officers who was also a member of the Company’s Board of Directors. The agreement provides for payments totaling $0.9 million in cash through November 2004. The compensation cost of this agreement was expensed during fiscal 2002 as the Company will receive no benefit or future services for the payments. During fiscal 2003, the Company issued a non-exclusive license agreement for certain intellectual property to this former officer and member of the Board. The Company received a nominal amount to establish the license agreement. No license payments were required to be paid to the Company under terms of this license agreement during fiscal years 2004 or 2003.

During fiscal 2002, the Company licensed certain intellectual property, on a non-exclusive basis, to a company in which a Vice-Chairman of the Board of Directors is a principal shareholder. Under terms of the non-exclusive license agreement, the Company will not receive payments from the use of this intellectual property.

As part of a severance agreement with a former CEO, the Company offered the former CEO the right to purchase 121,250 shares of the Company’s common stock for $0.9 million. In order to facilitate the purchase of these shares, the Company received a non-recourse promissory note, which was due September 2003, and bore interest at 10.0 percent. During September 2003, the former CEO declined the opportunity to purchase these shares and the note receivable, which was recorded as a reduction of shareholders’ equity at August 31, 2003, was canceled. The shares, which were held by the Company pending the purchase of the shares, were returned to treasury stock during fiscal 2004.

21. SUBSEQUENT EVENTS

Proposed Recapitalization

On November 12, 2004, the Company’s Board of Directors approved a plan to recapitalize its Series A preferred stock. The proposed plan is still subject to shareholder approval. Under terms of the proposed plan, the Company will complete a one-to-four forward split of the Series A preferred stock and divide each existing share of Series A preferred stock into a new share of Series A preferred stock that is no longer convertible into common stock, and a warrant to purchase shares of common stock. The new Series A preferred stock will retain its common-equivalent voting rights and will automatically convert to shares of Series B preferred stock if the holder of the original Series A preferred stock sells, or transfers, the stock to another party. Series B preferred stock does not have common-equivalent voting rights, but retains substantially all other characteristics of the new Series A preferred stock. The proposed recapitalization transaction will enable the Company to:

o	Have the conditional right to redeem shares of preferred stock;

o	Place a limit on the period in which the Company may be required to issue common stock. The warrants to purchase shares of common stock expire in eight years, compared to the perpetual right of existing Series A preferred stock to convert to shares of common stock;

o	Increase the Company’s ability to purchase shares of its common stock. Purchases of common stock are currently subject to the approval of Series A preferred shareholders;

o	Create the possibility that the Company will receive cash upon issuing additional shares of common stock. The warrants have an exercise price of $8.00 per share compared to the existing right of Series A preferred shareholders to convert their preferred shares into common shares without paying cash; and

o	Eliminate its requirement to pay common stock dividends to preferred shareholders on an “as converted” basis.

If approved, each current Series A preferred shareholder will receive a warrant to purchase a number of common shares equal to 71.43 shares for each $1,000 ($14 per share conversion) in aggregate liquidation value of Series A preferred shares held immediately prior to the recapitalization transaction. The exercise price of each warrant will be $8.00 per share (subject to customary anti-dilution and exercise features) and will be exercisable over an eight-year term.

Upon completion of the recapitalization transaction, Series A preferred rights will be amended to prevent the conversion of Series A preferred stock to shares of common stock. Series B preferred stock rights will be amended to be substantially equivalent to Series A rights, except for the eliminated voting rights. The rights of the new Series A and Series B preferred stock include the following:

o	Liquidation Preference – Both Series A and Series B preferred stock will have a liquidation preference of $25 per share plus accrued unpaid dividends, which will be paid in preference to the liquidation rights of all other equity classes.

o	Conversion – Neither Series A or Series B preferred stock will be convertible to shares of common stock. Series A preferred stock converts into shares of Series B upon the sale or transfer of the new Series A shares. Series B preferred stock will not have any conversion rights.

o	Dividends – Both Series A and Series B preferred stock accrue dividends at 10.0 percent, payable quarterly, in preference to dividends on all other equity classes. If dividends are in arrears for six or more quarters, the number of the Company’s Board of Directors will be increased by two and the Series A and Series B preferred shareholders will have the ability to select these additional directors.

o	Redemption – The Company may redeem any of the Series A or Series B preferred shares during the first year following the recapitalization at a price per share equal to 100 percent of the liquidation preference. Subsequent to the first anniversary of the recapitalization and before the fifth anniversary of the transaction, the Company may only purchase preferred shares (up to $30 million in aggregate) from Knowledge Capital, which holds the majority of the Company’s preferred stock, at a premium that increases annually. After the sixth anniversary of the recapitalization, the Company may redeem any shares of preferred stock at 101 percent of the liquidation preference on the date of redemption.

o	Change in Control – In the event of any change in control of the Company, Knowledge Capital, to the extent that it still holds shares of Series A preferred stock, will have the option to receive a cash payment equal to 101 percent of the liquidation preference of its Series A preferred shares then held. The remaining Series A and Series B preferred shareholders have no such option.

o	Voting Rights – Although the new Series A Preferred Stockholders will not have conversion rights, they will still be entitled to vote on an “as-converted” basis. The number of votes will be based upon the number of shares of Series A held immediately prior to the recapitalization transaction less any transfers of Series A shares to Series B shares or redemptions. In the event that a Series A preferred shareholder exercises a warrant to purchase the Company’s common stock, their Series A voting rights will be reduced by the number of the common shares issued upon exercise of the warrant. This feature prevents the holders of Series A preferred stock from increasing their voting influence through the acquisition of additional shares of common stock from the warrants.

The completion of the recapitalization transaction is subject to shareholder approval at the annual meeting of shareholders, which is scheduled to be held on January 21, 2005.

CEO Compensation Agreement

During November 2004, the Company’s Board of Directors approved a proposal to change a number of items with regard to the Company’s CEO employment agreement. At the request of the CEO, this proposal included the following:

o	The existing CEO employment agreement, which extends until 2007, will be canceled and the CEO will become an “at-will” employee.

o	The CEO will sign a waiver forgoing claims on past compensation not taken.

o	The CEO agrees to be covered by change in control and severance policies provided for other Company executives rather than the “golden parachute” severance package in his existing agreement.

o	In accordance with the provisions of the Sarbanes-Oxley Act of 2002, the CEO will not be entitled to obtain a loan in order to exercise his stock options.

In return for these changes to the CEO’s compensation structure, the Company proposed the following:

o	The CEO’s cash compensation, both base compensation and incentive compensation, will remain essentially unchanged.

o	Accelerate the vesting on the CEO’s 1.6 million stock options with an exercise price of $14.00 per share.

o	A grant of 225,000 shares of restricted stock as a long-term incentive consistent with the RSA plan provided to other key employees in January 2004 (Note 8). In addition, the Company will grant the CEO 187,000 shares of common stock that is fully vested.

o	The Company will provide life insurance and disability coverage in an amount equal to 2.5 times the CEO’s cash compensation, using insurance policies that are similar to those approved for other executives.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, it was determined that our internal controls over revenue recognition for multiple element contracts in our OSBU were deficient.

This deficiency in our internal controls related to improper recognition of revenue from certain multiple element contracts and included ineffective controls to monitor compliance with existing policies and procedures and insufficient training of accounting personnel on complex accounting standards related to multiple element contracts in a division of our OSBU. The improper revenue recognition was detected in the review process and was not included in our financial statements filed with the SEC or otherwise publicly disclosed. We are in the process of improving our internal controls over financial reporting regarding these contracts in an effort to remediate this deficiency through improved supervision of accounting staff and additional training on complex accounting matters for our accounting staff. Additional work is needed to fully remedy this deficiency and we intend to continue our efforts to improve and strengthen our control processes and procedures. The deficiency has been disclosed to the Audit Committee and to our auditors.

Other than as described above, there has been no change in our internal control over financial reporting during the fourth quarter ended August 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, other than as described above, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect out internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information required by this Item is incorporated by reference to the sections entitled “Election of Directors” and “Executive Officers” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 21, 2005. The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

The Board of Directors has determined that one of the Audit Committee members, Robert Daines, is a “financial expert” as defined in Regulation S-K 401(h) adopted under the Securities Exchange Act of 1934, as amended.

We have adopted a code of ethics for our senior financial officers that include the Chief Executive Officer, the Chief Financial Officer, and other members of the Company’s financial leadership team. This code of ethics is available on our website at www.franklincovey.com. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Company’s code of ethics through filing a current report on Form 8-K for such events.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections entitled “Election of Directors” and “Executive Compensation” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 21, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	[a]	[b]	[c]
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])

	(in thousands)		(in thousands)

Equity compensation plans
approved by security
holders	2,487	$ 12.44	1,040
Equity compensation plans
not approved by security
holders	18	$ 2.78	None

Shares in the equity compensation plans not approved by security holders consist of non-qualified options issued to employees from principal stockholders of the Company. There have been no non-qualified options issued since 1992.

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 21, 2005.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 21, 2005.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section entitled “Selection of Auditor” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 21, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      List of documents filed as part of this report:

1.

Financial Statements. The consolidated financial statements of the Company and Independent Auditors’ Report thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2004, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2004 and 2003

Consolidated Statements of Operations and Comprehensive Loss for the years ended August 31, 2004, 2003, and 2002

Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the years ended August 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
Schedule II — Valuations and Qualifying Accounts and Reserves (Exhibit 99.2)

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

3.	Exhibit List

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith

3.1	Revised Articles of Incorporation of the Registrant	(1)
3.2	Amended and Restated Bylaws of the Registrant	(1)
3.3	Articles of Amendment to Revised Articles of Incorporation of the Registrant (filed as Exhibit 2 to Schedule 13D)	(5)
4.1	Specimen Certificate of the Registrant's Common Stock, par value $.05 per share	(2)
4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999 (filed as Exhibits 1 and 3 to Schedule 13D)	(5)
4.3	Registration Rights Agreement, dated June 2, 1999 (filed as Exhibit 4 to Schedule 13D)	(5)
10.1	Amended and Restated 1992 Employee Stock Purchase Plan	(3)
10.2	First Amendment of Amended and Restated 1992 Stock Incentive Plan	(4)
10.3	Forms of Nonstatutory Stock Options	(1)
10.4	Amended and Restated 2000 Employee Stock Purchase Plan	(6)
10.5	Purchase Agreement By and Among Franklin Covey Co., Franklin Covey Canada Ltd., School Specialty, Inc., and 3956831 Canada Inc., dated November 13, 2001	(7)
10.6	Amendment to Purchase Agreement By and Among Franklin Covey Co., Franklin Covey Canada Ltd., School Specialty, Inc., and 3956831 Canada Inc., dated December 2001	(8)
10.7	Lease Agreements, as amended and proposed to be amended, by and between Covey Corporate Campus One, L.L.C. and Covey Corporate Campus Two, LLC (Landlord) and Covey Leadership Center, Inc. (Tenant) which were assumed by Franklin Covey Co. in the Merger with Covey Leadership, Inc.	(9)
21	Subsidiaries of the Registrant		••
23	Consent of Independent Auditors		••
31	Section 302 Certifications		••
32	Section 906 Certifications		••
99.1	Report of KPMG LLP, Independent Auditors, on Consolidated Financial Statement Schedule for the years ended August 31, 2004, 2003, and 2002		••
99.2	Financial Statement Schedule II — Valuation and Qualifying Accounts and Reserves.		••

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.

(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.

(3)	Incorporated by reference to Report on Form 10-K filed November 27, 1992, for the year ended August 31, 1992.

(4)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on January 3, 1994, Registration 33-73728.

(5)	Incorporated by reference to Schedule 13D(CUSIP No. 534691090 as filed with the Commission on June 2, 1999).

(6)	Incorporated by reference to Report on Form S-8 filed with the Commission on May 31, 2000, Registration No. 333-38172.

(7)	Incorporated by reference to Report on Form 10-K filed November 29, 2001, for the year ended August 31, 2001.

(8)	Incorporated by reference to Report on Form 10-Q filed January 10, 2002, for the quarter ended November 24, 2001.

(9)	Incorporated by reference to Report on Form 10-K filed December 1, 1997, for the year ended August 31, 1997 (previously filed as exhibit 10.10)

••	Filed herewith and attached to this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 29, 2004.

FRANKLIN COVEY CO.

By: /s/ ROBERT A. WHITMAN
Robert A. Whitman, Chief Executive Officer and Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT A. WHITMAN	Chairman of the Board and Chief Executive Officer	November 29, 2004
Robert A. Whitman

/s/ STEPHEN R. COVEY	Vice-Chairman of the Board	November 29, 2004
Stephen R. Covey

/s/ HYRUM W. SMITH	Vice-Chairman of the Board	November 29, 2004
Hyrum W. Smith

/s/ CLAYTON M. CHRISTENSEN	Director	November 29, 2004
Clayton M. Christensen

/s/ ROBERT H. DAINES	Director	November 29, 2004
Robert H. Daines

/s/ E. J. "JAKE" GARN	Director	November 29, 2004
E. J. "Jake" Garn

/s/ DENNIS G. HEINER	Director	November 29, 2004
Dennis G. Heiner

/s/ BRIAN A. KRISAK	Director	November 29, 2004
Brian A. Krisak

/s/ DONALD J. MCNAMARA	Director	November 29, 2004
Donald J. McNamara

/s/ JOEL C. PETERSON	Director	November 29, 2004
Joel C. Peterson

/s/ E. KAY STEPP	Director	November 29, 2004
E. Kay Stepp