Form 10-K/A
FRANKLIN COVEY CO
filed 2004-12-29
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 that was originally filed with the Securities and Exchange Commission on November 29, 2004 is being filed solely to include information that would have otherwise been incorporated from the definitive proxy statement relating to the Company’s Annual Meeting of Shareholders.

FRANKLIN COVEY CO.
TABLE OF CONTENTS TO FORM 10-K/A
FOR THE FISCAL YEAR ENDED AUGUST 31, 2004

PART III

                     Item 10. Directors and Executive Officers of the Registrant
                     Item 11. Executive Compensation
                     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
                     Item 13. Certain Relationships and Related Transactions
                     Item 14. Principal Accounting Fees and Services

“FranklinCovey,” “the Company,” “we,” “us” and “our” refer to Franklin Covey Co.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to directors of the Company is set forth below. The terms of Clayton Christensen, Robert H. Daines, E.J. “Jake” Garn and Donald McNamara expire at the next annual meeting of the Company’s shareholders, although, each of them has been nominated by the Nominating Committee for election to a new term. Stephen R. Covey, Dennis G. Heiner and Brian Krisak are currently serving terms which expire at the annual meeting of the Company’s shareholders to be held following the end of fiscal year 2005. Joel C. Peterson, E. Kay Stepp and Robert A. Whitman are currently serving terms which expire at the annual meeting of the Company’s shareholders to be held following the end of fiscal year 2006. Hyrum W. Smith will conclude his service as a director as of the date of the next annual meeting of the Company’s shareholders.

        Clayton Christensen, 52, was appointed as a director of the Company in March 2004 and began his service in July 2004. Dr. Christensen is the Robert and Jane Cizik Professor of Business Administration at the Harvard Business School where he has been a faculty member since 1992. His research and teaching interests center on the management issues related to the development and commercialization of business model innovation and technology. His specific area of focus is in developing organizational capabilities. Dr. Christensen was a Rhodes Scholar and received his Masters of Philosophy degree from Oxford and his MBA and DBA from the Harvard Business School. He also served as president and chairman of Ceramics Process Systems from 1984 to 1989. From 1979 to 1984 he worked as a consultant and project manager for the Boston Consulting Group.

        Robert H. Daines, 70, has been a director of the Company since April 1990. Dr. Daines is an Emeritus Driggs Professor of Strategic Management at Brigham Young University, where he was employed for 44 years. Dr. Daines also currently serves on the board of directors for Volvo Commercial Credit Corporation. Dr. Daines received his MBA from Stanford and his DBA from Indiana University.

        E.  J. “Jake” Garn, 72, was elected to serve as a director of FranklinCovey in January 1993. Mr. Garn is a self-employed consultant. From December 1974 to January 1993, Mr. Garn was a United States Senator from the State of Utah. During his term in the Senate, Mr. Garn served six years as Chairman of the Senate Banking, Housing and Urban Affairs Committee and served on the Appropriations, Energy and Natural Resources, and Senate Rules Committees. Prior to his election to the Senate, Mr. Garn served as Mayor of Salt Lake City, Utah, from January 1972 to December 1974. Mr. Garn also currently serves as a director of Morgan Stanley Funds (NYSE), NuSkin Asia Pacific Corporation (NYSE) and BMW Bank, NA (NASDAQ), and is a member of the Board of Trustees of Intermountain Health Care.

        Donald J. McNamara, 51, was appointed to serve as a director of the Company in June 1999. Mr. McNamara is the founder of the Hampstead Group, L.L.C., a privately held equity investment firm based in Dallas, Texas, and has served as its Chairman since its inception in 1989. He currently serves as Chairman of the Board of Directors of FelCor Lodging Trust a NYSE listed hotel REIT. He received his undergraduate degree from Virginia Tech and his MBA in 1978 from Harvard University. The Hampstead Group is the sponsor of Knowledge Capital, and Mr. McNamara serves as a director as a designee of Knowledge Capital pursuant to contractual rights granted to it by the Company.

        Stephen R. Covey, 72, has been Vice Chairman of the Board of FranklinCovey since June 1999. Dr. Covey Served as Co-Chairman of the Board of Directors from May 1997 to June 1999. Dr. Covey founded Covey Leadership Center (“Covey”) and served as its Chief Executive Officer and Chairman of the Board from 1980 to 1997. Dr. Covey received his MBA degree from Harvard Business School and his doctorate from Brigham Young University, where he was a professor of organizational behavior and business management from 1957 to 1983, except for periods in which he was on leave from teaching, and served as Assistant to the President and Director of University Relations. Dr. Covey is the author of several acclaimed books, including The 7 Habits of Highly Effective People, Principle-Centered Leadership, The 7 Habits of Highly Effective Families, and Living the 7 Habits: Stories of Courage and Inspiration, and is the co-author of First Things First. His latest book, The 8th Habit: From Effectiveness to Greatness, was released in November 2004. He is also a director of Points of Light foundation and a fellow of the Center for Organizational and Technological Advancement at Virginia Tech.

        Dennis G. Heiner, 61, was appointed as a director of the Company in January 1997. Mr. Heiner has served as president and chief executive officer of Werner Co., a leading manufacturer of climbing products and aluminum extrusions, since 1999. Prior to joining Werner, he was employed by Black & Decker Corporation from 1985 to 1999 where he served as Executive Vice President and President of the Security Hardware Group, a world leader in residential door hardware.

        Brian A. Krisak, 53, was appointed to the Board in June 1999, while a principal of the Hampstead Group. Mr. Krisak was with the Hampstead Group from January 1999 to September 2002. Currently, Mr. Krisak is President of Krisak and Company, a management consulting firm specializing in strategy founded in 1987. He also serves as Chairman of Apangea Learning, Inc., an educational services firm and as a board member of Hyperactive Technologies, Inc., a robotics firm serving the fast food industry. Previously, Mr. Krisak has held several executive and board positions in the technology and consumer products and services industries. He received his degree in Government and Law from Lafayette College and his MBA from Harvard University. Mr. Krisak serves as a director as a designee of Knowledge Capital.

        Joel C. Peterson, 57, has been a director of the Company since May 1997. Mr. Peterson served as a director of Covey from 1993 to 1997 and as Vice Chairman of Covey from 1994 to 1997. Mr. Peterson founded Peterson Partners LP, and its predecessor Private Equity Investment Enterprises, a privately-held equity investment firm in 1996 and has taught MBA courses at Stanford Business School since 1992. Mr. Peterson also serves on the boards of directors of Asurion and JetBlue Airways Corporation (NASDAQ). Mr. Peterson earned his MBA from Harvard Business School.

        E. Kay Stepp, 59, has been a director of the Company since May 1997. Ms. Stepp served as a director of Covey from 1992 to 1997. Ms. Stepp is the Chairperson of the Board of Directors of Providence Health System and is the former President and Chief Operating Officer of Portland General Electric, an electric utility. Ms. Stepp is also currently a director of StanCorp Financial Group (NYSE), and Planar Systems, Inc. (NASDAQ). She formerly was principal of Executive Solutions, an executive coaching firm, and was a director of the Federal Reserve Bank of San Francisco. She received her Bachelor of Arts degree from Stanford University and a Master of Arts in Management from the University of Portland and attended the Stanford Executive Program and the University of Michigan Executive Program.

        Robert A. Whitman, 51, has been a director of FranklinCovey since May 1997 and has served as Chairman of the Board of Directors since June 1999 and Chief Executive Officer of the Company since January 2000. Mr. Whitman served as a director of Covey from 1994 to 1997. Prior to joining the Company, Mr. Whitman served as President and Co-Chief Executive Officer of the Hampstead Group from 1992 to 2000. Mr. Whitman received his Bachelor of Arts degree in Finance from the University of Utah and his MBA from Harvard Business School.

        Hyrum W. Smith, 61, a co-founder of the Company, has served as a director of the Company since December 1983 and has served as Vice Chairman of the Board of Directors since June 1999. Mr. Smith served as Chairman of the Board of Directors from December 1986 to June 1999. Mr. Smith served as the Chief Executive Officer of the Company from February 1997 to March 1998, a position he also held from April 1991 to September 1996. He was Senior Vice President of the Company from December 1984 to April 1991. Mr. Smith is author of The Ten Natural Laws of Successful Time and Life Management and What Matters Most. He is also a director of SkyWest, Inc. (NASDAQ), Greater Salt Lake Area Red Cross, and a member on the Advisory Board for the University of Utah School of Business.

Affirmative Determination Regarding Board Independence

        The Board of Directors has determined each of the following directors to be an “independent director” under the listing standards of the New York Stock Exchange (the “NYSE”): Clayton Christensen, Robert Daines, Jake Garn, Dennis Heiner, Joel Peterson and Kay Stepp.

        In assessing the independence of the directors, the Board of Directors determines whether or not any director has a material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). The Board of Directors considers all relevant facts and circumstances in making independence determinations, including the director independence standards adopted by the Board of Directors.

Audit Committee

        The Company has an Audit Committee. The Audit Committee consists of Messrs. Jake Garn, Chairperson, Robert Daines and Joel Peterson. Its functions are: (i) to review and approve the selection of, and all services performed by, the Company’s Independent auditors; (ii) to review the Company’s internal controls and audit functions; and (iii) to review and report to the Board of Directors with respect to the scope of internal and external audit procedures, accounting practices and internal accounting and financial and risk controls of the Company. Each of the members of the Audit Committee is independent as described under NYSE rules. The Board of Directors has determined that one of the Audit Committee members, Robert Daines, is a “financial expert” as defined in Item 401(h) of Regulation S-K. Mr. Daines is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

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

Shareholder Nominations of Directors

        The Nominating Committee, which currently consist of Joel C. Peterson, Chairperson, E. Kay Stepp, and Robert H. Daines, is responsible for the nomination of candidates for appointment or election to the Board of Directors and has adopted a new policy pursuant to which it will consider, but shall not be required to nominate, candidates recommended by the Company’s shareholders who beneficially own at the time of the recommendation not less than one percent of the Company’s outstanding stock (“Qualifying Shareholders”).

        Generally speaking, the manner in which the Nominating Committee evaluates nominees for director recommended by a Qualifying Shareholder will be the same as that for nominees from other sources. However, the Nominating Committee will seek and consider information concerning the relationship between a Qualifying Shareholder’s nominee and that Qualifying Shareholder to determine whether the nominee can effectively represent the interests of all shareholders.

        Qualifying Shareholders wishing to make such recommendations to the Nominating Committee for its consideration may do so by submitting a written recommendation, including detailed information on the proposed candidate, including education, professional experience and expertise, via mail addressed as follows:

C/o Val J. Christensen, Corporate Secretary, Franklin Covey Co.
2200 West Parkway Boulevard
Salt Lake City, Utah 84119-2331

Executive Officers

        In addition to Mr. Whitman, certain information is furnished with respect to the following executive officers of the Company:

        Val John Christensen, 51, has been Secretary and General Counsel of the Company since January 1990 and an Executive Vice President since March 1996. Mr. Christensen served as a director of the Company from July 1991 to June 1997. From January 1990 to March 1996, Mr. Christensen served as a Senior Vice President of the Company. From March 1987 to November 1989, Mr. Christensen was engaged in the private practice of law with the law firm of LeBoeuf, Lamb, Lieby & MacRae (now LeBoeuf, Lamb, Green & MacRae, LLP), specializing in general business and business litigation matters. From 1983 until he joined the Company, Mr. Christensen acted as outside counsel to the Company. Mr. Christensen earned his Bachelor of Arts in Economics from Brigham Young University and his J.D. from Brigham Young University.

        Robert William Bennett, Jr., 48, has been President of the Organizational Solutions Business Unit of the Company since July 2002. Mr. Bennett joined Franklin Covey in February 2000 as Vice President of Sales and later served as Senior Vice President of Global Sales and Delivery. Prior to joining the Company, Mr. Bennett served as President of PowerQuest from 1998 to 2000 and as General Manger and President of Folio from 1993 to 1998. Mr. Bennett has 24 years of sales and sales management experience with Fortune 500 companies including IBM. Mr. Bennett earned his Bachelor of Arts in Government and Law from Lafayette College in Pennsylvania.

        Sarah Merz, 40, has been President and General Manager of the Consumer Business Unit since October 2003. Ms. Merz joined FranklinCovey in May 2000 as Vice President of Marketing. Prior to joining FranklinCovey, Ms. Merz was a Partner and co-owner of Kannon Consulting, Inc. and an associate for Booz, Allen & Hamilton, where she created marketing strategies for Fortune 100 businesses throughout the U.S. as well as major corporations overseas. Ms. Merz also served as Vice President of International Sales and Business Development for Revell-Monogram, Inc. Ms Merz received an MBA with honors from Northwestern’s Kellogg Graduate School of Management and earned her Bachelor of Arts with honors in Economics from The University of Chicago.

        Steve Young, 51, joined FranklinCovey as Senior Vice President of Finance, Chief Accounting Officer and Controller in January 2001 and was appointed Chief Financial Officer in November 2002. Prior to joining FranklinCovey he served as Senior Vice-President of Finance, Chief Financial Officer and director of international operations for Weider Nutrition for seven years. Mr. Young has 25 years of accounting and management experience. Mr. Young is a CPA and holds a Bachelor of Science in Accounting degree from Brigham Young University.

ITEM 11. EXECUTIVE COMPENSATION

        The compensation of Robert A. Whitman, the Company’s Chairman, President and Chief Executive Officer and other named executive officers listed below (collectively, the “Named Executive Officers”) at August 31, 2004, the most recent fiscal year end, is shown below.

Summary Compensation Table

	Annual Compensation				Long Term Compensation Awards

Name and Position	Fiscal Year	Salary	Bonus	Other Annual Compensation (1)	Restricted Stock Awards (2)	Securities Underlying Options/SARs (#)(3)	All Other Compensation (4)

Robert A. Whitman (5)	2004	500,004	281,250	5,041	--	--	--
Chairman, President and	2003	--	--	--	--	--	--
Chief Executive Officer	2002	--	--	--	--	--	--
Val J. Christensen	2004	300,000	150,000	1,590	143,325	--	6,150
Executive Vice President	2003	300,000	150,000	1,456	--	--	7,500
and Secretary	2002	300,000	150,000	543	--	--	9,754
Robert William Bennett Jr	2004	250,000	126,875	1,957	143,325	--	7,987
President Organizational	2003	250,000	110,962	1,644	--	--	6,798
Solutions Business Unit	2002	250,000	54,315	--	--	--	6,427
Sarah Merz	2004	226,154	98,438	58,691	143,325	50,000	8,569
President Consumer	2003	130,000	11,070	--	--	--	3,705
Business Unit	2002	130,000	13,295	--	--	--	5,640
Steve Young	2004	221,154	86,875	53,280	128,993	--	8,352
Senior Vice President	2003	200,000	36,250	--	--	--	5,921
Chief Financial Officer	2002	200,000	30,531	--	--	--	4,872

_________________

(1)	Other amounts relate to miscellaneous benefits paid during the year and reimbursement of taxes that were paid during the year.
(2)	Restricted stock awards vest in full five years from the date of grant. Vesting may occur partially or in full prior to five years from grant if certain financial targets are met. Holders of restricted shares are entitled to vote the shares.
(3)	Amounts shown reflect options granted to the Named Executive Officers pursuant to the Franklin Covey 1992 Stock Incentive Plan (the “Incentive Plan”). As of August 31, 2004, the Company had not granted any stock appreciation rights.
(4)	Amounts shown reflect contributions made by the Company for the benefit of the Named Executive Officers under the Franklin Covey 401(k) Profit Sharing Plan.
(5)	Mr. Whitman did not accept a base salary or bonus compensation from May 2001 through August 2003.

        Option/SAR Grants in Last Fiscal Year

        The following table sets forth individual grants of stock options made by the Company during the fiscal year ended August 31, 2004 to the Named Executive Officers. As of August 31, 2004, the Company had not granted any stock appreciation rights to the Named Executive Officers.

	Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for the Option Term (in dollars)

Name					5%	10%

Robert A. Whitman	--	--	--	--	--	--
Val J. Christensen	--	--	--	--	--	--
Robert William Bennett Jr	--	--	--	--	--	--
Sarah Merz	50,000	71.4%	$1.70	11/14/13	$53,456	$135,468
Steve Young	--	--	--	--	--	--

        Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year Option/SAR Values

        The following table sets forth the number of shares of Common Stock acquired during the fiscal year ended August 31, 2004, upon the exercise of stock options, the value realized upon such exercise, the number of unexercised stock options held on August 31, 2004, and the aggregate value of such options held by the Named Executive Officers. This table reflects options to acquire shares of Common Stock granted to the Named Executive Officers by the Company and by certain affiliates of the Company. As of August 31, 2004, the Company had not granted any stock appreciation rights to any of the Named Executive Officers.

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Unexercised Options at August 31, 2004			Value of Unexercised In-the-Money Options at August 31, 2004

			Exercisable	Unexercisable		Exercisable	Unexercisable

Robert A. Whitman	--	$--	--	1,602,000	(1)	--	--
Val John Christensen	--	--	90,300	--		--	--
Robert William Bennett Jr.	--	--	50,000	--		--	--
Sarah Merz	--	--	--	50,000		$--	$2,500
Steve Young	--	--	26,250	8,750		--	--

        (1)    These options became exercisable on December 8, 2004.

        The Company also maintains a deferred compensation plan in which participants may elect to defer a portion of their income and select one of the specified investments, including the stock of the Company, on which a return on the deferred amount will be calculated. None of the Named Executive Officers deferred any compensation under this plan in fiscal 2004.

Director Compensation

Messrs.     Robert A. Whitman, Brian A. Krisak, Donald J. McNamara, Hyrum W. Smith and Stephen R. Covey do not currently receive compensation for Board or committee meetings. The remaining directors are paid as follows:

• Each Board member is paid an annual retainer of $30,000 paid quarterly for service on the Board and attending Board meetings;
• Each Board member is paid an additional annual retainer of $7,000 for service on each committee they serve in lieu of committee meeting fees;
• Committee chairpersons are paid an additional annual retainer of $5,000 for the Audit and Compensation committees and $3,000 for all other committees;
• Each Board member will be annually granted a restricted stock award equivalent to $27,500 which vests over a three-year term if Proposal III is approved by the shareholders;
• Directors are reimbursed by the Company for their out-of-pocket travel and related expenses incurred in attending all Board and committee meetings.

Employment Agreements

The Company does not have an employment agreement with any of its Named Executive Officers, including Robert A. Whitman, the President, Chief Executive Officer and Chairman of the Board. The Company had previously entered into an employment agreement with Mr. Whitman (the “Employment Agreement”). Although the Employment Agreement’s term extended through August 31, 2007, Mr. Whitman requested that the Employment Agreement be cancelled in order to create parity between himself and other executive officers and to enhance his working partnership with the Board. The Board agreed to Mr. Whitman’s request and the Employment Agreement was cancelled effective December 8, 2004. Mr. Whitman continues to serve as Chairman of the Board, President and Chief Executive Officer of the Company at the will and pleasure of the Board, on such terms and conditions as the Board and Mr. Whitman from time-to-time agree, consistent with the Company’s Bylaws.

As previously reported by the Compensation Committee, Mr. Whitman had elected to forgo receipt of any cash compensation from the Company from May 1, 2001 through August 31, 2003 (the “Forgone Compensation”) despite having performed all of his duties and responsibilities contemplated for such period under the terms of the Employment Agreement. In connection with his cancellation of the Employment Agreement, Mr. Whitman has confirmed in writing that he unconditionally forever waives, and releases the Company from, any and all claims, rights or demands he has or may have to the Forgone Compensation.

The Compensation Committee noted that Mr. Whitman gave up valuable rights under the Employment Agreement, including severance, compensation in the event of a change in control, and life insurance and disability benefits. Having evaluated the significant cost of these benefits to the Company, the Compensation Committee believed that it was in the shareholders’ interest to accept Mr. Whitman’s voluntary cancellation of the Employment Agreement. In consideration of the Company’s substantially improved financial performance under Mr. Whitman’s leadership, Mr. Whitman’s Forgone Compensation, and the cancellation of the Employment Agreement, the Compensation Committee determined the following compensation program for Mr. Whitman:

Cash Compensation. For fiscal year 2005, the Compensation Committee agreed to continue Mr. Whitman’s base salary at $500,000. His target annual incentive for achieving predetermined Company financial and operational goals will also remain at $500,000.

Stock Awards. Pursuant to the Incentive Plan, the Compensation Committee awarded Mr. Whitman 187,000 shares of Company stock that are immediately vested. In addition, the Compensation Committee granted Mr. Whitman 225,000 shares of restricted stock that vest over five years, subject to earlier vesting, if certain financial goals are met by the Company.

Option Acceleration. On September 1, 2000, the Company granted Mr. Whitman the option to purchase 1,602,000 shares of Company stock at an exercise price of $14.00. The option vests over seven years unless specified stock price hurdles were achieved that accelerated the vesting. At the time the grant, there was no compensation expense recorded in the income statement. However, the Company disclosed in its footnotes to the financial statements, pro forma compensation expense of approximately $700,000 per year with three years’ of pro forma expense (fiscal 2005 through 2007) still to be recognized. Accelerating the vesting of the option will accelerate the recognition of the remaining pro forma expense that will be disclosed in the footnotes. In December 2004 the FASB issued statement No. 123R which changes the accounting for stock-based awards to require that compensation expense be recorded in the income statement beginning in interim or annual periods beginning after June 15, 2005. The Compensation Committee evaluated the minimal benefit to Mr. Whitman of accelerating the remaining three years of vesting on a significantly underwater option against the value to shareholders of not having earnings materially distorted. In addition to accelerating the option, it will remain exercisable for its full ten-year term regardless of Mr. Whitman’s earlier termination of employment, death or disability.

Life Insurance and Long Term Disability Benefits. Mr. Whitman’s Employment Agreement provided for the Company to pay $2,500,000 in the event of his death or disability. The Compensation Committee determined that it would be more cost effective for the Company and tax-effective for Mr. Whitman to restructure the Company’s obligation. Therefore, the Compensation Committee agreed that the Company would procure, at its expense, a portable 20 year level term life insurance policy on Mr. Whitman’s life with a death benefit of $2,500,000. The Company will also provide Mr. Whitman with sufficient funds to enable him to procure long term disability insurance which, combined with the Company’s current group policy, provides, in the aggregate, monthly long term disability benefits equal to 75% of his fiscal 2005 target cash compensation.

Severance and Change in Control Benefits. The Compensation Committee decided to evaluate severance and change in control benefits for all executive officers, including Mr. Whitman, as part of its agenda for fiscal year 2005.

Mr. Whitman’s Fiscal 2004 Compensation. The Company resumed Mr. Whitman’s salary payments effective as of the beginning of the fiscal year at the previous annual rate of $500,000. His annual incentive opportunity was reinstated to be 100% of his salary. The Compensation Committee determined Mr. Whitman’s annual cash incentive for fiscal 2004 based upon the success of the desired business model, growth of core top lines, and achievement of certain financial results. As shown in the Summary Compensation Table, Mr. Whitman received a payment equal to 56.25 percent of his targeted annual incentive. No equity awards were made to Mr. Whitman during fiscal year 2004 and as of the end of the fiscal year, none of his options were exercisable. (See the discussion above regarding the subsequent acceleration in early fiscal 2005 of vesting of Mr. Whitman’s outstanding stock options.)

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was or is an officer or employee of the Company or any of its subsidiaries. The Company is not aware of any Compensation Committee interlocks.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information as of November 30, 2004, with respect to the beneficial ownership of shares of Common Stock and Series A Preferred Stock by each person known by the Company to be the beneficial owner of more than 5 percent of Common Stock or Series A Preferred Stock, by each director, by each Named Executive Officer and by all directors and officers as a group. Unless noted otherwise, each person named has sole voting and investment power with respect to the shares indicated. The percentages set forth below have been computed without taking into account treasury shares held by the Company and are based on 20,242,403 shares of Common Stock and 873,457.404 shares of Series A Preferred Stock outstanding as of November 30, 2004. There are no shares of Series B Preferred Stock outstanding. The shares of Series A Preferred Stock on an “as converted basis” are equal to approximately 7.14 shares of Common Stock issuable on conversion of each share of Series A Preferred Stock. Until converted into Common Stock, each whole share of Series A Preferred Stock is entitled to eight votes, and any fractional shares are entitled to fewer votes depending upon the number of shares of Common Stock into which they may convert.

	Beneficial Ownership as of November 30, 2004

	Number of Preferred Shares	Percentage of Class	Number of Common Shares	Percentage of Class

Preferred Stock and Common Stock:
Knowledge Capital Investment Group (1)(2)	827,859.67	94.8%	1,015,002	5.0%
3232 McKinney Avenue
Dallas, Texas 75204
Financial and Investment Management Group(1)	36,544	4.2%	2,464,950	12.2%
417 St. Joseph Street
Suttons Bay, Michigan 49682
Dennis R. Webb (3)(4)(8)			1,209,812	6.0%
2626 Hillsden Drive
Holladay, UT 84117
Dimensional Fund Advisors, Inc.(5)			1,178,350	5.9%
1299 Ocean Avenue
Santa Monica, California 90401
Donald J. McNamara (2)	827,859.67	94.8%	1,097,212	5.4%
c/o Franklin Covey Co.
2200 West Parkway Boulevard
Salt Lake City, Utah 84119-2331
Stephen R. Covey (3)			1,052,384	5.2%
c/o Franklin Covey Co.
2200 West Parkway Boulevard
Salt Lake City, Utah 84119-2331
Hyrum W. Smith (3)			467,815	2.3%
Val John Christensen (6)(9)			395,806	1.9%
Robert A. Whitman(8)(10)			315,210	1.6%
Joel C. Peterson			186,592	*
Robert William Bennett Jr. (6)(9)			118,587	*
Stephen D. Young (6)(9)			95,562	*
Sarah Merz (9)			79,373	*
Robert H. Daines (7)			20,002	*
E. Kay Stepp			17,452	*
Dennis G. Heiner			13,000	*
Brian A. Krisak			10,000	*
E. J. "Jake" Garn			4,000	*
Clayton Christensen			0	*
All directors and executive officers	827,859.67	94.8%	3,881,495	19.0%
as a group (15 persons)
_________________________

* Less than 1%.

1.

Each share of Series A Preferred Stock is convertible into approximately 7.14 shares of Common Stock. As a result, in addition to the shares of Common Stock listed in the beneficial ownership table, Knowledge Capital’s ownership of its Series A Preferred Stock would allow it to convert its Series A Preferred Stock into 5,913,283 shares of Common Stock. Knowledge Capital’s total Common Stock ownership, assuming conversion of its Series A Preferred Stock, would be 6,928,285 shares of Common Stock, or 26.2 percent of the outstanding Common Stock calculated on an as-converted basis. Additionally, Knowledge Capital’s Series A Preferred Stock holdings entitle it to 6,622,877 votes on matters brought generally before holders of Common Stock. As a result, together with its shares of Common Stock listed on the beneficial ownership table, Knowledge Capital has 7,637,879 total Common Stock votes with the holders of Common Stock, representing 28.4 percent of the total Common Stock voting power of the Company.

In addition to the shares of Common Stock listed on the beneficial ownership table, Financial and Investment Management Group’s ownership of its Series A Preferred Stock would allow it to convert its Series A Preferred Stock into 261,029 shares of Common Stock. Financial and Investment Management Group’s total Common Stock ownership, assuming conversion of its Series A Preferred Stock, would be 2,725,979 shares, or 13.3 percent of the outstanding common stock calculated on an as-converted basis. Additionally, Financial and Investment Management Group’s Series A Preferred Stock holdings entitle it to 292,352 votes on matters generally brought before the holders of Common Stock. As a result, together with its shares of Common Stock listed on the beneficial ownership table, Financial and Investment Management Group has 2,757,302 total Common Stock votes with the holders of Common Stock, representing 13.4 percent of the total Common Stock voting power of the Company.

2.

The Common Stock share amounts indicated include 82,210 shares held by Mr. McNamara and 1,015,002 shares held by Knowledge Capital. Mr. McNamara, who is a director of the Company, is a principal of the Hampstead Group, the private investment firm that sponsors Knowledge Capital, and therefore may be deemed the beneficial owner of the Common Stock and the Series A Preferred Stock held by Knowledge Capital and the Common Stock into which Knowledge Capital’s Series A Preferred Stock may be converted. Mr. McNamara disclaims beneficial ownership of Knowledge Capital’s Common Stock, Series A Preferred Stock and the Common Stock into which Knowledge Capital’s Series A Preferred Stock may be converted.

3.

The share amounts indicated for Hyrum W. Smith are owned of record by Hyrum W. Smith as trustee of The Hyrum W. Smith Trust with respect to 329,700 shares; those indicated for Dennis R. Webb, by Dennis R. Webb as trustee of The Lighthouse Foundation with respect to 82,500 shares; and those indicated for Stephen R. Covey by SRSMC Properties LLC with respect to 40,000 shares; and for SANSTEP Properties, L.C. with respect to 1,012,384 shares. Messrs. Smith and Webb are the respective trustees of those trusts and foundations, having sole power to vote and dispose of all shares held by the respective trusts and foundations, and may be deemed to have beneficial ownership of such shares. Mr. Covey, as co-manager of SRSMC Properties LLC and SANSTEP Properties, L.C., has shared voting and dispositive control over the shares held by those entities and may be deemed to have beneficial ownership of such shares.

4.	Of the share amount indicated as beneficially owned by Dennis R. Webb, 18,000 shares are subject to options granted to other key employees of the Company.

5.	Dimensional Fund Advisors’ information is provided as of September 30, 2004, the filing of its last 13F report.

6.

The share amounts indicated include shares subject to options currently exercisable held by the following persons in the following amounts: Val John Christensen, 90,300 shares; Robert William Bennett Jr., 50,000 shares; Steve Young, 26,250 shares; Sarah Merz, 12,500 shares; and all executive officers and directors as a group, 179,050 shares.

7.	The share amounts indicated for Robert H. Daines include 5,000 shares owned by Tahoe Investments, L.L.C., a Utah limited liability company, of which Mr. Daines is a member.

8.

Mr. Whitman acquired 200,000 shares from Dennis R. Webb, at the request of Mr. Webb, on October 2, 2001, at a price of $2.50 per share. Mr. Whitman agreed to permit Mr. Webb to rescind the transaction by delivering to him the purchase price paid in the original transaction within certain limitations. The 200,000 shares are counted in Mr. Whitman’s number of shares listed above. The shares are not included in Mr. Webb’s shares listed above, though he may be deemed to be a beneficial owner of those shares.

9.

The share amounts indicated include Restricted Stock Awards currently not vested held by the following persons in the following amounts: Val John Christensen, 52,500 shares; Robert William Bennett Jr., 52,500 shares; Stephen D. Young, 47,250 shares; Sarah Merz, 52,500 shares; and all officers and directors as a group, 204,750 shares.

10.	The table reflects Mr. Whitman’s holdings as of the Record Date and does not reflect additional shares and options that are discussed under the section “Employment Agreement” in Item 11 above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10 percent of the Common Stock, to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of the Common Stock and other securities which are derivative of the Common Stock. Executive officers, directors and holders of more than 10 percent of the Common Stock are required by Commission regulations to furnish the Company with copies of all such reports they file. Based upon a review of the copies of such forms received by the Company and information furnished by the persons named above, the Company believes that all reports were filed on a timely basis except for a Form 4 report for Joel C. Peterson a director, reporting the acquisition of 881 shares that was due on May 10, 2003, but not filed until October 22, 2004; and Form 4 reports in conjunction with a restricted share award to Robert William Bennett, Jr. of 52,500 shares, Val John Christensen of 52,500 shares, Sarah Merz of 52,500 shares and Steve Young of 47,250 shares that were due on January 28, 2004, but not filed until February 20, 2004.

Equity Compensation Plan Information

Shares in the equity compensation plans not approved by security holders consist of non-qualified options issued to employees from principal stockholders of the Company. There have been no non-qualified options issued since 1992. The following table sets forth information as of August 31, 2004.

Plan Category	[a] Number of securities to be issued upon exercise of outstanding options, warrants, and rights	[b] Weighted-average exercise price of outstanding options warrants, and rights	[c] Number of securities remaining available for future issuance under equity compensation plans (exluding securities reflected in column [a])

	(in thousands)		(in thousands)
Equity compensation plans
approved by security
holders	2,487	$12.44	1,040
Equity compensation plans
not approved by security
holders	18	$2.78	None

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

        In connection with the merger between the Company and Covey Leadership Center, Stephen R. Covey, who is vice-chairman of the Board of Directors, entered into a Speaker Services Agreement with the Company pursuant to which Dr. Covey receives 80 percent of the proceeds from personal speaking engagements, which resulted in a payment of $1.5 million to Dr. Covey for the fiscal year ended August 31, 2004.

        Also in connection with the above referenced transaction, the Company succeeded to a 12-year lease agreement originally entered into by Covey expiring in 2009 on two office buildings (the “Property”) located in Provo, Utah. The buildings are leased from entities (collectively, the “Landlord”) in which Dr. Covey has a 35 percent interest. Lease rentals paid in fiscal 2004 were $2.4 million. Subsequent to August 31, 2004, the Company exercised its option under the terms of the lease agreements assumed by it in the merger with Covey to purchase the Property. The exercise of the option was part of a three-way transaction in which the buildings and land were purchased directly from the landlords, and simultaneously sold to the current tenant, an unrelated party. Subsequent to the merger with Covey, the Company consolidated the operations that were previously located in buildings with its existing operations located in Salt Lake City, but remained obligated on the leases through December 2009. The Company was subsequently able to obtain a sublease for the buildings, but at rates less than its obligation to the landlords. Based on the continuing negative cash flow associated with these buildings, and other factors, the Company determined that it was in its best interest to exercise the option and sell the property to the current tenant. The negotiated purchase price with the landlord was $14.0 million and the tenant agreed to purchase the property for $12.5 million.

        In fiscal 2002 Hyrum W. Smith, who is vice-chairman of the Board of Directors, entered into a Speaker Services Agreement with the Company pursuant to which Mr. Smith receives 80 percent of the proceeds from personal speaking engagements, which resulted in a payment of $0.1 million for the fiscal year ended August 31, 2004. The Company has also licensed certain intellectual property to a company in which Mr. Smith is a principal shareholder. No license payments were required to be paid to the Company during fiscal 2004.

        In fiscal 2002, Brian A. Krisak, a director of the Company as a designee of Knowledge Capital pursuant to its contractual rights described in more detail under “Contractual Rights of Knowledge Capital to Designate Nominees”, entered into a consulting agreement with the Company to assist it with various projects and transactions, such as the sale of Premier and new product offerings. The consulting agreement expired in December 2002. Mr. Krisak did receive $22,000 in fiscal 2004 for consulting fees received apart from the consulting agreement.

        Donald J. McNamara, a director of the Company serving as a designee of Knowledge Capital pursuant to its contractual rights, is a principal of The Hampstead Group, the private investment firm that sponsors Knowledge Capital, the holder of 94.8 percent of the Company’s outstanding Series A Preferred Stock, and of Hampstead Interests, LP, a Texas limited partnership. On June 2, 1999, the Company and Hampstead Interests, LP entered into a Monitoring Agreement (the “Monitoring Agreement”) that provides for payment of a monitoring fee of $0.1 million per quarter to Hampstead Interests, LP for assisting the Company in strategic planning, including acquisitions, divestitures, new development and financing matters. The agreement continues so long as Knowledge Capital owns more than 50 percent of the 750,000 shares of Series A Preferred Stock (or Common Stock equivalents) originally purchased. The Company paid $0.4 million to Hampstead Interests, LP during the fiscal year ended August 31, 2004, pursuant to the Monitoring Agreement.

        Robert A. Whitman, Chairman of the Board, President and Chief Executive Officer of the Company, beneficially owns a partnership interest of Knowledge Capital, and Brian A. Krisak worked for the Hampstead Group from January 1999 to September 2002.

        Each transaction described above was entered into pursuant to arm’s length negotiations with the party involved and was approved by disinterested majorities of the board of directors or the Compensation Committee of the Board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table shows the fees paid or accrued by the Company for audit and other services provided by KPMG for fiscal years 2004 and 2003:

	Fiscal 2004	Fiscal 2003
Audit Fees(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$447,106	$323,693
Audit-Related Fees(2) . . . . . . . . . . . . . . . . . . . . . . . . . .	16,600	34,542
Tax Fees(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	45,832	61,053
All Other Fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	--	--

	$509,538	$419,288

(1)     Audit Fees represent fees and expenses for professional services provided in connection with the audit of the Company’s financial statements found in the Annual Report on Form 10-K and reviews of the Company’s Quarterly Reports on Form 10-Q.

(2)     Audit-Related Fees primarily consisted of fees and expenses for the Company’s employee benefit plan audits and accounting consultation on proposed transactions.

(3)     Tax Fees consisted primarily of fees and expenses for services related to tax compliance, tax planning, and tax consulting.

The Audit Committee pre-approved 100 percent of audit, audit-related and non-audit services performed by the Company’s independent auditors and subsequently reviewed the actual fees and expenses paid to KPMG. The Audit Committee has determined that the fees paid to KPMG for non-audit services are compatible with maintaining KPMG’s independence as the Company’s auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The certifications required by Rule 13a-14(a) of the Securities Exchange Act adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed herewith as Exhibit 31.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 29, 2004.

FRANKLIN COVEY CO.

By: /s/ ROBERT A. WHITMAN
Robert A. Whitman Chief Executive Officer and Chairman