Form 10-Q
period 2004-11-27
FRANKLIN COVEY CO
filed 2005-01-11
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

      (Mark One)

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 27, 2004

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

        19,914,690 shares of Common Stock as of January 3, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	November 27, 2004	August 31, 2004

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 32,990	$ 41,904
Accounts receivable, less allowance for doubtful
accounts of $1,429 and $1,034	23,394	18,636
Inventories	29,067	23,693
Other current assets	5,915	5,794

Total current assets	91,366	90,027
Property and equipment, net	38,902	40,584
Intangible assets, net	86,470	87,507
Other long-term assets	8,299	7,593

	$ 225,037	$ 225,711

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 123	$ 120
Accounts payable	13,494	14,018
Outsourcing contract costs payable	5,370	4,914
Income taxes payable	6,617	5,903
Accrued liabilities	29,995	31,244

Total current liabilities	55,599	56,199
Long-term debt, less current portion	1,418	1,350
Other liabilities	1,682	1,550

Total liabilities	58,699	59,099

Shareholders' equity:
Preferred stock - Series A, no par value; convertible into common stock at $14 per share; 4,000 shares authorized, 873 shares issued;
liquidation preference totaling $89,530	87,203	87,203
Common stock - $0.05 par value; 40,000 shares authorized,
27,056 shares issued	1,353	1,353
Additional paid-in capital	203,382	205,585
Accumulated deficit	(7,272)	(8,798)
Deferred compensation on restricted stock grant	(691)	(732)
Accumulated other comprehensive income	1,369	1,026
Treasury stock at cost, 7,025 and 7,028 shares	(119,006)	(119,025)

Total shareholders' equity	166,338	166,612

	$ 225,037	$ 225,711

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Quarter Ended

	November 27, 2004	November 29, 2003

	(unaudited)

Net sales:
Products	$ 44,051	$ 51,776
Training and services	25,053	23,255

	69,104	75,031

Cost of sales:
Products	20,084	24,664
Training and services	7,861	7,841

	27,945	32,505

Gross margin	41,159	42,526
Selling, general, and administrative	35,960	40,016
Restructuring cost reversal	(306)
Depreciation	2,178	3,591
Amortization	1,043	1,043

Income (loss) from operations	2,284	(2,124)
Interest income	118	86
Interest expense	(38)	(112)

Income (loss) before provision for income taxes	2,364	(2,150)
Provision for income taxes	(838)	(1,030)

Net income (loss)	1,526	(3,180)
Preferred stock dividends	(2,184)	(2,184)

Net loss attributable to common shareholders	$ (658)	$(5,364)

Net loss attributable to common shareholders per share:
Basic and diluted	$ (.03)	$ (.27)

Weighted average number of common shares:
Basic and diluted	19,729	19,927

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarter Ended

	November 27, 2004	November 29, 2003

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,526	$(3,180)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	3,736	5,080
Gain on disposal of assets		(33)
Restructuring cost reversal	(306)
Amortization of deferred compensation	41
Changes in assets and liabilities:
Increase in accounts receivable, net	(4,404)	(2,864)
Increase in inventories	(5,245)	(1,898)
Decrease (increase) in other assets	(653)	825
Decrease in accounts payable, outsourcing contract costs
payable, and accrued liabilities	(1,545)	(4,713)
Increase (decrease) in other long-term liabilities	128	(17)
Increase in income taxes payable	715	642

Net cash used for operating activities	(6,007)	(6,158)

Cash flows from investing activities:
Purchases of property and equipment	(621)	(781)
Proceeds from sale of property and equipment		1,540

Net cash provided by (used for) investing activities	(621)	759

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(31)	(22)
Proceeds from sales of common stock from treasury	25	39
Purchase of treasury shares	(22)	(47)
Payment of preferred stock dividends	(2,184)	(2,184)

Net cash used for financing activities	(2,212)	(2,214)

Effect of foreign exchange rates on cash and cash equivalents	(74)	121

Net decrease in cash and cash equivalents	(8,914)	(7,492)
Cash and cash equivalents at beginning of the period	41,904	41,916

Cash and cash equivalents at end of the period	$32,990	$34,424

Supplemental disclosure of cash flow information:
Cash paid for interest	$27	$103

Cash paid for income taxes	$395	$136

Non-cash investing and financing activities:
Accrued preferred stock dividends	$2,184	$2,184

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

        Franklin Covey Co. (the Company) provides integrated consulting, training, and performance enhancement solutions to organizations and individuals in productivity, leadership, strategy execution, sales force effectiveness, effective communications, and other areas. Each integrated solution may include components of training and consulting, assessment, and other application tools that are generally available in electronic or paper-based formats. The Company’s products and services are available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com. The Company’s historically best-known offerings include the FranklinCovey PlannerTM, the productivity workshop entitled, “Focus: Achieving Your Highest Priorities,” and courses based on the best-selling book, The Seven Habits of Highly Effective People. The Company’s new offerings include facilitated work sessions, a course entitled “The 4 Disciplines of Execution”, and its assessment tool, xQ (Execution Quotient).

        The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

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

        The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year. Corresponding quarterly periods generally consist of 13-week periods that end on November 27, 2004, February 26, 2005, and May 28, 2005 during fiscal 2005. Under the modified 52/53-week fiscal year, the quarter ended November 27, 2004 had two fewer business days than the quarter ended November 29, 2003.

        The results of operations for the quarter ended November 27, 2004 are not indicative of results expected for the entire fiscal year ending August 31, 2005.

NOTE 2 – ACCOUNTING FOR STOCK-BASED COMPENSATION

        The Company accounts for its stock-based compensation and awards using the intrinsic-value method of accounting as outlined in Accounting Principles Board Opinion 25 and related interpretations. Under the intrinsic-value methodology, no compensation expense is recognized for stock option awards granted at, or above, the fair market value of the stock on the date of grant. Accordingly, no compensation expense has been recognized for the Company’s stock option plans or employee stock purchase plan in its condensed consolidated statements of operations. Had compensation expense for the Company’s stock option plans and employee stock purchase plan been determined in accordance with the fair value approach as defined by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company’s net loss attributable to common shareholders and corresponding basic and diluted loss per share would have been the following (in thousands, except per share data):

	Quarter Ended

	November 27, 2004	November 29, 2003

Net loss attributable to common
shareholders, as reported	$(658)	$(5,364)
Fair value of stock-based
compensation, net of tax	(187)	(194)

Net loss attributable to common
shareholders, pro forma	$(845)	$(5,558)

Basic and diluted loss per
share, as reported	$(.03)	$ (.27)
Basic and diluted loss per
share, pro forma	$(.04)	$ (.28)

        In connection with proposed changes in the Company’s Chief Executive Officer (CEO) compensation plan and in recognition of the CEO’s leadership in achieving substantial improvements in the Company’s operating results (Note 12), the CEO will be granted 225,000 shares of restricted stock as a long-term incentive consistent with the restricted stock awards provided to other key employees in January 2004, and will be granted 187,000 shares of common stock that is fully vested. In addition, the Company will accelerate the vesting on the CEO’s 1.6 million stock options with an exercise price of $14.00 per share. These changes to the CEO’s compensation were based upon conditions and events necessary to complete the new agreement that occurred subsequent to November 27, 2004. Accordingly, and the financial statement impact of these awards will be recognized during December 2004.

NOTE 3 – INVENTORIES

        Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	November 27, 2004	August 31, 2004

Finished goods	$25,434	$19,756
Work in process	1,006	978
Raw materials	2,627	2,959

	$29,067	$23,693

NOTE 4 – INTANGIBLE ASSETS

The Company's intangible assets were comprised of the following (in thousands):

November 27, 2004	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived intangible assets:
License rights	$ 27,000	$(5,777)	$21,223
Curriculum	58,227	(23,587)	34,640
Customer lists	18,774	(11,167)	7,607
Trade names	1,277	(1,277)

	105,278	(41,808)	63,470
Indefinite-lived intangible asset:
Covey trade name	23,000		23,000

Balance at November 27, 2004	$ 128,278	$(41,808)	$86,470

August 31, 2004

Definite-lived intangible assets:
License rights	$ 27,000	$(5,543)	$21,457
Curriculum	58,221	(23,067)	35,154
Customer lists	18,774	(10,878)	7,896
Trade names	1,277	(1,277)

	105,272	(40,765)	64,507
Indefinite-lived intangible asset:
Covey trade name	23,000		23,000

Balance at August 31, 2004	$ 128,272	$(40,765)	$87,507

        The Company’s aggregate amortization expense totaled $1.0 million for each of the quarters ended November 27, 2004 and November 29, 2003.

NOTE 5 – RESTRUCTURING AND STORE CLOSURE COSTS

Restructuring Costs

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

        The Company, under a long-term agreement, leased office space in buildings that were owned by partnerships, the majority interest of which were owned by a Vice-Chairman of the Board of Directors and certain other employees and former employees of the Company. During the quarter ended November 27, 2004, the Company exercised an option, available under its master lease agreement, to purchase, and simultaneously sell, the office facility to the current tenant, an unrelated party. Based on the continuing negative cash flow associated with these buildings, and other factors, the Company determined that it was in its best interest to exercise the option and sell the property. The negotiated purchase price with the landlord was $14.0 million and the tenant agreed to purchase the property for $12.5 million. These prices were within the range of estimated fair values of the buildings as determined by an independent appraisal obtained by the Company. The Company paid the difference between the sale and purchase prices, plus other closing costs, which were included as a component of the restructuring plan accrual. After completion of the sale transaction, the remaining fiscal 1999 restructuring costs, which totaled $0.3 million, were credited to operating expenses under the caption, “Restructuring Cost Reversal” in the Company’s condensed consolidated statement of operations for the quarter ended November 27, 2004.

Store Closure Costs

        During fiscal 2004, the Company closed certain retail stores and plans to close additional retail locations in fiscal 2005. The Company currently plans to close 21 retail locations in fiscal 2005 and may close additional stores if further analysis indicates that the Company’s operating results may be improved through additional closures. The Company has incurred severance and lease termination costs related to these store closure activities, which are included as a component of selling, general, and administrative expenses in the Company’s consolidated statements of operations.

        The components of the restructuring and store closure accrual were as follows for the periods indicated (in thousands):

	Severance Costs	Leased Space Exit Costs	Total

Balance at August 31, 2004	$ 16	$ 2,766	$ 2,782
Charges to the accrual	178	67	245
Amounts utilized	(16)	(2,207)	(2,223)

Balance at
November 27, 2004	$ 178	$ 626	$ 804

        At November 27, 2004, accrued store closure costs were recorded in accrued liabilities in the Company’s condensed consolidated balance sheet. Although the Company believes that its accruals for retail store closures are adequate at November 27, 2004, these amounts are partially based upon estimates and may change if actual amounts related to these activities differ.

NOTE 6 – PROPOSED SERIES A PREFERRED STOCK RECAPITALIZATION

        On November 12, 2004, the Company’s Board of Directors approved a plan to recapitalize its Series A preferred stock. The completion of the recapitalization transaction is subject to shareholder approval at the Company’s next annual meeting of shareholders. Under terms of the proposed plan, the Company will complete a one-to-four forward split of the Series A preferred stock and then divide each share of Series A preferred stock into a new share of Series A preferred stock that is no longer convertible into common stock, and a warrant to purchase shares of common stock. The new Series A preferred stock will retain its common-equivalent voting rights and will automatically convert to shares of Series B preferred stock if the holder of the original Series A preferred stock sells, or transfers, the stock to another party. Series B preferred stock does not have common-equivalent voting rights, but retains substantially all other characteristics of the new Series A preferred stock. The proposed recapitalization transaction will enable the Company to:

o	Have the conditional right to redeem shares of preferred stock;

o	Place a limit on the period in which the Company may be required to issue common stock. The warrants to purchase shares of common stock expire in eight years, compared to the perpetual right of existing Series A preferred stock to convert to shares of common stock;

o	Increase the Company’s ability to purchase shares of its common stock. Purchases of common stock are currently subject to the approval of Series A preferred shareholders;

o	Create the possibility that the Company will receive cash upon issuing additional shares of common stock to Series A preferred shareholders. The warrants have an exercise price of $8.00 per share compared to the existing right of Series A preferred shareholders to convert their preferred shares into common shares without paying cash; and

o	Eliminate its requirement to pay common stock dividends to preferred shareholders on an “as converted” basis.

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

Upon completion of the recapitalization transaction, Series A preferred rights will be amended to prevent the conversion of Series A preferred stock to shares of common stock. Series B preferred stock rights will be amended to be substantially equivalent to Series A rights, except for the eliminated voting rights. The rights of the new Series A and Series B preferred stock will include the following:

o	Liquidation Preference – Both Series A and Series B preferred stock will have a liquidation preference of $25 per share plus accrued unpaid dividends, which will be paid in preference to the liquidation rights of all other equity classes.

o	Conversion – Neither Series A or Series B preferred stock will be convertible to shares of common stock. Series A preferred stock converts into shares of Series B upon the sale or transfer of the new Series A shares. Series B preferred stock will not have any conversion rights.

o	Dividends – Both Series A and Series B preferred stock accrue dividends at 10.0 percent, payable quarterly, in preference to dividends on all other equity classes. If dividends are in arrears for six or more quarters, the number of the Company’s Board of Directors will be increased by two and the Series A and Series B preferred shareholders will have the ability to select these additional directors.

o	Redemption – The Company may redeem any of the Series A or Series B preferred shares during the first year following the recapitalization at a price per share equal to 100 percent of the liquidation preference. Subsequent to the first anniversary of the recapitalization and before the fifth anniversary of the transaction, the Company may only purchase preferred shares (up to $30 million in aggregate) from Knowledge Capital, which holds the majority of the Company’s preferred stock, at a premium that increases one percentage point annually. After the sixth anniversary of the recapitalization, the Company may redeem any shares of preferred stock at 101 percent of the liquidation preference on the date of redemption.

o	Change in Control – In the event of any change in control of the Company, Knowledge Capital, to the extent that it still holds shares of Series A preferred stock, will have the option to receive a cash payment equal to 101 percent of the liquidation preference of its Series A preferred shares then held. The remaining Series A and Series B preferred shareholders have no such option.

o	Voting Rights – Although the new Series A Preferred Stockholders will not have conversion rights, they will still be entitled to voting rights. The holder of each new share of Series A preferred stock will be entitled to the voting rights they would have if they held two shares of common stock. The cumulative number of votes will be based upon the number of votes attributable to shares of Series A held immediately prior to the recapitalization transaction less any transfers of Series A shares to Series B shares or redemptions. In the event that a Series A preferred shareholder exercises a warrant to purchase the Company’s common stock, their Series A voting rights will also be reduced by the number of the common shares issued upon exercise of the warrant. This feature will prevent the holders of Series A preferred stock from increasing their voting influence through the acquisition of additional shares of common stock from the warrants.

NOTE 7 – INCOME TAXES

        The Company recorded income tax expense during the quarters ended November 27, 2004 and November 29, 2003 that totaled $0.8 million and $1.0 million. The Company’s income tax expense during these periods was primarily due to taxable income in certain foreign tax jurisdictions. The Company was unable to offset the tax liabilities in these jurisdictions with its domestic operating loss. In addition, a recent history of significant operating losses has precluded the Company from demonstrating that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of deferred income tax assets, and deferred income tax deductions, will be realized. Accordingly, the Company has recorded valuation allowances on its domestic deferred income tax assets.

NOTE 8 – COMPREHENSIVE INCOME

        Comprehensive income (loss) includes charges and credits to equity accounts that are not the result of transactions with shareholders and is comprised of net income (loss) and other comprehensive income and loss items. Comprehensive income (loss) for the Company was as follows (in thousands):

	Quarter Ended

	November 27, 2004	November 29, 2003

Net income (loss)	$ 1,526	$(3,180)
Other comprehensive income
(loss) items:
Adjustment for fair value of
hedge derivatives	(292)	--
Foreign currency translation
adjustments	635	722

Comprehensive income (loss)	$ 1,869	$(2,458)

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

        Due to their anti-dilutive effect, the following incremental shares from Series A preferred stock on an “as converted” basis and in-the-money options to purchase common stock have been excluded from the diluted EPS calculation (in thousands):

	Quarter Ended

	November 27, 2004	November 29, 2003

Number of Series A preferred
stock shares on an "as
converted" basis	6,239	6,239
Common stock equivalents from
the assumed exercise of
in-the-money stock options	12	7

	6,251	6,246

        At November 27, 2004 the Company had approximately 2.5 million stock options outstanding and 0.3 million shares of non-vested restricted common stock that were not considered in the Company’s calculation of diluted EPS that may have a dilutive effect on the Company’s EPS calculation in future periods. At November 29, 2003, the Company had approximately 2.8 million stock options outstanding that were not considered in the Company’s calculation of diluted EPS.

NOTE 10 – ACCOUNTING FOR DERIVATIVE INSTRUMENTS

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

        During the quarter ended November 27, 2004, the Company utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts. The gains and losses on these contracts were recorded as a component of SG&A expense in the Company’s consolidated statements of operations and resulted in net losses of $0.3 million and $0.4 million for the quarters ended November 27, 2004 and November 29, 2003. At November 27, 2004, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of the Company’s foreign currency sell contracts that did not qualify for hedge accounting were as follows at November 27, 2004 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Australian Dollars	1,760	$1,352
Japanese Yen	110,000	1,081
Mexican Pesos	9,200	799

        During the quarter ended November 27, 2004, the Company also entered into foreign currency forward contracts that were designed to manage foreign currency risks related to the value of the Company’s net investment in its directly-owned operations located in Canada, Japan, and the United Kingdom. These three offices comprise the majority of the Company’s net investment in foreign operations. These foreign currency forward instruments, which expire on a monthly basis, qualified for hedge accounting and corresponding gains and losses were recorded as a component of other comprehensive income in the Company’s consolidated balance sheet. During the quarter ended November 27, 2004, the Company recognized losses totaling $0.3 million on these hedge contracts, which were included in other comprehensive income. At November 27, 2004, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of the Company’s foreign currency sell contracts that qualified for hedge accounting as net investment hedges were as follows at November 27, 2004 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	224,527	$2,193
British Pounds	864	1,648
Canadian Dollars	279	233

Interest Rate Exposure

        Due to the limited nature of its interest rate risk, the Company does not make regular use of interest rate derivatives and the Company was not a party to any interest rate derivative instruments during the quarters ended November 27, 2004 or November 29, 2003.

NOTE 11 – SEGMENT INFORMATION

        The Company has two reporting segments: the Consumer Business Unit (CBU) and the Organizational Solutions Business Unit (OSBU). The following is a description of the Company’s reporting segments, their primary operating components, and their significant business activities:

Consumer Business Unit – This business unit is primarily focused on sales to individual customers and includes the results of the Company’s domestic retail stores, consumer direct operations (catalog and eCommerce), and other related distribution channels, including wholesale sales, government product sales, and office superstores. The CBU results of operations also include the financial results of the Company’s paper planner manufacturing operations. Although CBU sales primarily consist of products such as planners, binders, software, and handheld electronic planning devices, virtually any component of the Company’s leadership, productivity, and strategy execution solutions may be purchased through CBU channels.

Organizational Solutions Business Unit – The OSBU is primarily responsible for the development, marketing, sale, and delivery of productivity, leadership, strategy execution, sales force performance, and communication training solutions directly to organizational clients, including other companies, the government, and educational institutions. The OSBU includes the financial results of the Organizational Solutions Group (OSG) and international operations. The OSG is responsible for the domestic sale and delivery of the Company’s training and consulting services. The Company’s international sales group includes the financial results of its directly owned foreign offices and royalty revenues from licensees.

        The Company’s chief operating decision maker is the CEO, and each of the reportable segments has a president who reports directly to the CEO. The primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (EBITDA), which may not be calculated as similarly titled amounts calculated by other companies. For segment reporting purposes, the Company’s consolidated EBITDA can be calculated as its income or loss from operations excluding depreciation and amortization charges.

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

SEGMENT INFORMATION
(in thousands)

	Consumer Business Unit			Organizational Solutions Business Unit

Quarter Ended November 27, 2004	Retail	Consumer Direct	Other CBU	OSG	International	Corporate and Eliminations	Consolidated

Sales to external
customers	$18,387	$17,137	$4,568	$15,128	$13,884		$69,104
Gross margin	10,378	10,154	1,133	10,020	9,474		41,159
EBITDA	353	4,690	(1,514)	609	3,592	(2,225)	5,505
Depreciation	678	246	176	76	326	676	2,178
Amortization			86	953	2	2	1,043
Significant non-cash
items:
Restructuring cost
accrual reversal						306	306
Quarter Ended
November 29, 2003

Sales to external
customers	$22,668	$18,212	$7,051	$13,948	$13,152		$75,031
Gross margin	11,983	10,650	1,971	8,815	9,107		42,526
EBITDA	(570)	4,608	(1,216)	(1,345)	3,245	(2,212)	2,510
Depreciation	970	304	383	252	307	1,375	3,591
Amortization			86	953	2	2	1,043

         A reconciliation of reportable segment EBITDA to consolidated loss before income taxes is provided below (in thousands):

	Quarter Ended

	November 27, 2004	November 29, 2003

Reportable segment EBITDA	$ 7,730	$ 4,722
Restructuring cost reversal	306
Corporate expenses	(2,531)	(2,212)

Consolidated EBITDA	5,505	2,510
Depreciation	(2,178)	(3,591)
Amortization	(1,043)	(1,043)

Income (loss) from operations	2,284	(2,124)
Interest income	118	86
Interest expense	(38)	(112)

Income (loss) before
provision for income taxes	$ 2,364	$(2,150)

NOTE 12 – CEO COMPENSATION AGREEMENT

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

        In return for these changes to the CEO’s compensation structure and in recognition of the CEO’s leadership in achieving substantial improvements in the Company’s operating results, the Company proposed the following:

o	The CEO’s cash compensation, both base compensation and incentive compensation, will remain essentially unchanged.

o	Accelerate the vesting on the CEO’s 1.6 million stock options with an exercise price of $14.00 per share.

o	A grant of 225,000 shares of restricted stock as a long-term incentive consistent with the restricted stock awards made to other key employees in January 2004. In addition, the Company will grant the CEO 187,000 shares of common stock that is fully vested. The compensation cost of both of these awards is $0.9 million, of which $0.5 million will initially be recorded as deferred compensation in shareholders’ equity and amortized over five years, subject to accelerated vesting if certain performance thresholds are met. These stock awards to the CEO will be granted in December 2004.

o	The Company will also provide life insurance and disability coverage in an amount equal to 2.5 times the CEO’s cash compensation, using insurance policies that are similar to those approved for other executives.

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

        The Company suggests that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2004.

RESULTS OF OPERATIONS

Overview

        Our financial results for the quarter ended November 27, 2004 represented a significant improvement over the comparable quarter of the prior year and maintained the favorable momentum that began to build during the third and fourth quarters of fiscal 2004. Our income from operations improved to $2.3 million, compared to a loss from operations of $2.1 million in the prior year and we were able to increase our net income to $1.5 million compared to a net loss in the prior year of $3.2 million. Our net loss attributable to common shareholders also improved to $0.7 million compared to $5.4 million in the corresponding quarter of fiscal 2004. The primary factors that influenced our operating results for the quarter ended November 27, 2004 were as follows:

o	Sales Performance – Training and services sales increased $1.8 million, which reflected increased training sales in both domestic and international delivery channels, and our seminar booking pace continues to significantly exceed prior year levels. Product sales declined by $7.7 million, which was primarily attributable to decreased technology and specialty product sales, decreased wholesale sales, the impact of closed retail stores, and two fewer business days than the prior year.

o	Gross Margin Improvement – Our gross margin improved compared to the prior year due to favorable product mix changes, reduced product costs, increased training sales as a percent of total sales, and improved margins on our training and consulting service sales.

o	Decreased Operating Costs – Consistent with prior periods, we have reduced our operating costs, including a $4.1 million reduction in selling, general, and administrative expenses, and a $1.4 million decrease in depreciation expense.

        Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended November 27, 2004 Compared to the Quarter Ended November 29, 2003

Sales

        The following table sets forth sales data for our operating segments (in thousands):

	Quarter Ended

	November 27, 2004	November 29, 2003	Percent Change

Consumer Business Unit:
Retail Stores	$18,387	$ 22,668	(19)
Consumer Direct	17,137	18,212	(6)
Other CBU	4,568	7,051	(35)

	40,092	47,931	(16)

Organizational Solutions Business Unit:
Organizational Solutions Group	15,128	13,948	8
International	13,884	13,152	6

	29,012	27,100	7

Total Sales	$69,104	$ 75,031	(8)

        Product sales, which primarily consist of planners, binders, software, and handheld electronic planning devices that are primarily sold through our Consumer Business Unit (CBU) channels, declined $7.7 million, or 15 percent, compared to the quarter ended November 29, 2003. The decline in product sales was primarily due to the following:

o	Retail Sales – The decline in retail sales was primarily due to reduced technology and specialty product sales, which totaled $2.6 million, and the impact of fewer open stores, which totaled $1.8 million. Product sales trends were reflected by a 12 percent decline in comparable store (stores which were open during the comparable periods) sales. During fiscal 2004, we closed 18 retail store locations and we currently expect to close additional stores during fiscal 2005. At November 27, 2004, we were operating 135 retail stores, compared to 151 stores at November 29, 2003.

o	Consumer Direct – Sales through our consumer direct channels (catalog and eCommerce) decreased primarily due to decreased technology and specialty products sales.

o	Other CBU – Other CBU sales, which consist primarily of wholesale sales, decreased primarily due to order volume through office superstores compared to the prior year, which totaled $2.8 million. During the prior year, we were entering certain office superstore chains and had significant sales for first-time product placements compared to replenishment orders during the current fiscal year.

        We offer a variety of training solutions, training related products, and consulting services focused on productivity, leadership, strategy execution, sales force performance, and effective communications training programs that are provided both domestically and internationally through the OSBU. Our training solution and related services sales increased by $1.8 million, or 8 percent, compared to the same period of the prior year. The improvement in training sales was reflected in increased domestic training program sales, which are delivered through our Organizational Sales Group (OSG), as well as through our international operations. Sales increased in virtually all of our domestic sales regions and delivery of client-facilitated programs increased compared to the prior year. We expect our domestic training and services sales to continue to strengthen as our seminar booking pace continues to significantly exceed prior year levels. International sales improved primarily due to the translation of foreign sales amounts as foreign currencies strengthened against the United States dollar.

Gross Margin

        Gross margin consists of net sales less the cost of goods sold or services provided. Our overall gross margin improved to 59.6 percent of sales for the quarter, compared to 56.7 percent in the comparable quarter of fiscal 2004. The improvement in our overall gross margin was primarily due to favorable product mix changes, increased training sales as a percent of total sales, and improved margins on our training and consulting service sales. Training and consulting service sales, which typically have higher gross margins than our product sales, increased to 36 percent of total sales during the quarter ended November 27, 2004 compared to 31 percent in the prior year. Our gross margin on product sales improved to 54.4 percent compared to 52.4 percent in fiscal 2004 and was primarily due to a favorable shift in our product mix as sales of higher-margin paper products and binders increased as a percent of total sales, while sales of lower-margin technology and specialty products continue to decline. Additionally, the overall margin on paper and binder sales has improved through focused cost reduction efforts, and improved inventory management.

        Training solution and related services gross margin, as a percent of sales, improved to 68.6 percent compared to 66.3 percent in the first quarter of fiscal 2004. The improvement in our training and services gross margin was primarily due to reduced costs for training materials, such as participant manuals and related items.

Operating Expenses

        Selling, General and Administrative – Our selling, general, and administrative (“SG&A”) expenses decreased $4.1 million, or 10 percent, compared to the prior year. Declining SG&A expenses were the direct result of initiatives specifically designed to reduce our overall operating costs and is consistent with operating expense trends during the previous two fiscal years. Our cost-reduction efforts have included retail store closures, headcount reductions, consolidation of corporate office space, and other measures designed to focus our resources on critical activities and projects. The primary effects of these cost-cutting initiatives were reflected in associate expense reductions totaling $2.1 million, reduced rent and utilities expenses of $0.9 million, reduced computer and office supply charges totaling $0.5 million, and reductions in other SG&A expenses, such as outsourcing and development costs, that totaled $0.3 million compared to the prior year. Partially offsetting these cost reduction efforts were $0.3 million of additional expenses related to retail store closures, as discussed below. With the annualization of past cost reduction efforts and on-going initiatives to further reduce our operating expenses, the Company expects that SG&A expenses will continue to decrease, compared to the prior year, through the remainder of fiscal 2005.

        We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability. During this assessment process, judgments are made as to whether under-performing or unprofitable stores should be closed. As a result of this evaluation process, we currently intend to close 21 stores during fiscal 2005 and may close additional stores if further analysis indicates that we can improve our operating results through additional store closures due to the higher costs associated with our retail store channel. Retail locations that are currently scheduled to be closed primarily consist of under performing stores in markets where we have multiple retail locations and that have leases which expire during fiscal 2005. No retail locations were closed during the quarter ended November 27, 2004. The costs associated with closing retail stores are typically comprised of charges related to vacating the premises, which may include a provision for the remaining term on the lease, and severance and other personnel costs. These store closure costs totaled $0.3 million in the quarter ended November 27, 2004 and were included as a component of SG&A expenses. Based upon our analysis of retail store performance, we may close additional retail stores and will continue to incur costs associated with closing these stores.

        Restructuring Cost Reversal – During fiscal 1999, our Board of Directors approved a plan to restructure our operations, which included an initiative to formally exit leased office space located in Provo, Utah. We recorded a $16.3 million restructuring charge during fiscal 1999 to record the expected costs of this restructuring plan, which was substantially completed during fiscal 2000. Subsequent to fiscal 2000, the remaining accrued restructuring costs were primarily comprised of the estimated remaining costs necessary to exit the leased office space. During the quarter ended November 27, 2004, we exercised an option, available under our master lease agreement, to purchase, and simultaneously sell, the office facility to the current tenant. The negotiated purchase price with the landlord was $14.0 million and the tenant agreed to purchase the property for $12.5 million. These prices were within the range of estimated fair values of the buildings as determined by an independent appraisal obtained by the Company. We paid the difference between the sale and purchase prices, plus other closing costs, which were included as a component of the restructuring plan accrual. After completion of the sale transaction, the remaining fiscal 1999 restructuring costs, which totaled $0.3 million, were credited to operating expenses in the Company’s condensed consolidated statement of operations for the quarter ended November 27, 2004.

        Depreciation and Amortization – Depreciation expense decreased $1.4 million, or 38 percent, compared to the first quarter of fiscal 2004 primarily due to the full depreciation or disposal of certain property and equipment balances and the effects of significantly reduced capital expenditures during preceding fiscal years. Based upon these events and current capital spending trends, we expect that depreciation expense will continue to decline compared to prior periods during the remainder of fiscal 2005.

        Amortization expense on definite-lived intangible assets totaled $1.0 million for the quarters ended November 27, 2004 and November 29, 2003. We expect intangible asset amortization expense to total $4.2 million during fiscal 2005.

Income Taxes

        The provision for income taxes decreased to $0.8 million compared to $1.0 million in the prior year. The decrease was primarily due to fluctuations in our income taxes in foreign tax jurisdictions. As of November 27, 2004, given our recent history of significant operating losses, we had provided a valuation allowance against substantially all of our domestic deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, our primary sources of capital have been net cash provided by operating activities, line-of-credit financing, long-term borrowings, asset sales, and the issuance of preferred and common stock. We currently rely primarily upon cash flows from operating activities and cash on hand to maintain adequate liquidity and working capital levels. At November 27, 2004, we had $33.0 million of cash and cash equivalents, compared to $41.9 million at August 31, 2004. Our net working capital (current assets less current liabilities) was $35.8 million at November 27, 2004 compared to $33.8 million at August 31, 2004. The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended November 27, 2004.

Cash Flows From Operating Activities

        During the quarter ended November 27, 2004, our net cash used for operating activities totaled $6.0 million compared to $6.2 million for the same quarter of the prior year. Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business. The primary uses of cash for operating activities are payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses. Although our overall cash flows from operating activities were unfavorably affected by declining sales, those declines were more than offset by reduced costs and expenses related to generating these revenues, which was reflected by improved operating income for the quarter.

        Cash used for operating activities was primarily used to purchase additional inventories for our seasonally busy months of November, December, and January, to finance growth in our accounts receivable that arose primarily in connection with improved OSBU sales during the quarter, and to reduce our accounts payable and accrued liabilities. Although we used significant cash for these operating activities, due in part to the seasonality of our business, we expect to improve our cash flows from operating activities in future periods. Our reduction in accrued liabilities included payments totaling $1.7 million to exit leased office space located in Provo, Utah. Refer to Note 5 to our condensed consolidated financial statements for more information regarding this transaction.

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

Cash Flows From Investing Activities and Capital Expenditures

        Net cash used for investing activities totaled $0.6 million for the quarter ended November 27, 2004. Our primary use of cash for investing activities was the purchase of property and equipment, which consisted primarily of leasehold improvements in retail stores and computer hardware and software.

Cash Flows From Financing Activities

        Net cash used for financing activities during the quarter ended November 27, 2004 totaled $2.2 million. Our primary use of cash for financing activities was the payment of accrued Series A preferred stock dividends, which totaled $2.2 million during the quarter.

Contractual Obligations

        The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. Required contractual payments primarily consist of payments to EDS for outsourcing services related to information systems, warehousing and distribution, and call center operations; minimum rent payments for retail store and sales office space; cash payments for Series A preferred stock dividends; monitoring fees paid to a Series A preferred stock investor; and mortgage payments on certain buildings and property. There have been no significant changes to our expected required contractual obligations from those disclosed at August 31, 2004.

Other Items

        Management Common Stock Loan Program – The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. In May 2004, our Board of Directors approved modifications to the terms of the management stock loans. While these changes have significant implications for most management stock loan program participants, the Company did not formally amend or modify the stock loan program notes. Rather, the Company is foregoing certain of its rights under the terms of the loans in order to potentially improve the participant’s ability to pay, and the Company’s ability to collect, the outstanding balances of the loans. Based upon guidance found in EITF Issue 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, and EITF Issue 95-16, Accounting for Stock Compensation Agreements with Employer Loan Features under APB Opinion No. 25, we determined that the management common stock loans should be accounted for as non-recourse stock compensation instruments due to the modifications approved in May 2004 and their effects to the Company and the loan participants. While this accounting treatment does not alter the legal rights associated with the loans to the employees, the modifications to the terms of the loans were deemed significant enough to adopt the non-recourse accounting model as described in EITF 00-23. As a result of this accounting treatment, the remaining carrying value of the notes and interest receivable related to financing common stock purchases by related parties, which totaled $7.6 million prior to the loan term modifications, was reduced to zero with a corresponding reduction in additional paid-in capital.

        We currently account for the management common stock loans as variable stock option arrangements. Compensation expense will be recognized when the fair value of the common stock held by the loan participants exceeds the contractual principal and accrued interest on the loans (approximately $47.3 million at November 27, 2004) or the Company takes action on the loans that in effect constitutes a repricing of an option. This accounting treatment also precludes the Company from reversing the amounts expensed as additions to the loan loss reserve, totaling $29.7 million, which were recognized in prior periods. As a result of these loan program modifications, the Company hopes to increase the total value received from loan participants; however, the inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon its financial position and future cash flows compared to full collection of the loans.

        Availability of Future Capital Resources – Going forward, we will continue to incur costs necessary for the operation of the business. We anticipate using cash on hand, cash provided by operating activities, on the condition that we can return to generating positive cash flows from operations, and other financing alternatives, if necessary, for these expenditures. We anticipate that our existing capital resources should be adequate to enable us to maintain our operations for at least the upcoming twelve months. However, our ability to maintain adequate capital for our operations beyond that point in time is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future operating and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The significant accounting polices that we used to prepare our consolidated financial statements are outlined in Note 1 to the consolidated financial statements, which are presented in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2004. Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. Management regularly evaluates its estimates and assumptions and bases those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America. Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not in our control, but which may have an impact on these estimates and our actual financial results.

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

        The Company recognizes revenue when: 1) persuasive evidence of an agreement exists, 2) delivery of product has occurred or services have been rendered, 3) the price to the customer is fixed and determinable, and 4) collectibility is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the customer or by completion of the sale transaction in a retail store. For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the consulting services.

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

        Revenue is recognized on software sales in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-09. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products and support to be allocated to each element based the relative fair value of the elements based on vendor specific objective evidence (VSOE). The majority of the Company’s software sales have elements, including a license and post contract customer support (PCS). Currently the Company does not have VSOE for either the license or support elements of its software sales. Accordingly, revenue is deferred until the only undelivered element is PCS and the total arrangement fee is recognized ratably over the support period.

        Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Accounts Receivable Valuation

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in the existing accounts receivable balance. We determine the allowance for doubtful accounts based upon historical write-off experience and current economic conditions and we review the adequacy of our allowance for doubtful accounts on a regular basis. Receivable balances past due over 90 days, which exceed a specified dollar amount, are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers.

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

NEW ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board (FASB) approved Statement No. 123R, Share-Based Payment. Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company currently accounts for its stock-based compensation using the intrinsic method as defined in Accounting Principles Board (APB) Opinion No. 25 and accordingly, we have not recognized any expense for our stock option plans or employee stock purchase plan in our consolidated financial statements. Currently, we provide disclosures about the pro forma compensation expense from stock based awards, which is based upon a Black-Scholes option pricing model. Although Statement 123R does not express a preference for a type of valuation model, we intend to reexamine our valuation methodology and the corresponding support for the assumptions that underlie the valuation of stock-based awards prior to our adoption of Statement 123R. This statement is effective for interim or annual periods beginning after June 15, 2005, and will thus be effective for our first quarter of fiscal 2006. Upon adoption, we intend to use the modified prospective transition method. Under this method, awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Unvested equity-classified awards that were granted prior to the effective date will continue to be accounted for in accordance with Statement 123, except that amounts will be recognized in the income statement. We are currently in the process of further analyzing this new pronouncement and have not yet determined the impact on our financial statements.

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

        During the quarter ended November 27, 2004, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts. The gains and losses on these contracts were recorded as a component of SG&A expense in our consolidated statements of operations and resulted in net losses of $0.3 million and $0.4 million for the quarters ended November 27, 2004 and November 29, 2003. At November 27, 2004, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of our foreign currency sell contracts that did not qualify for hedge accounting were as follows at November 27, 2004 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Australian Dollars	1,760	$1,352
Japanese Yen	110,000	1,081
Mexican Pesos	9,200	799

        During the quarter ended November 27, 2004, we also entered into foreign currency forward contracts that were designed to manage foreign currency risks related to the value of our net investment in foreign operations located in Canada, Japan, and the United Kingdom. These three offices comprise the majority of our net investment in foreign operations. These foreign currency forward instruments, which expire on a monthly basis, qualified for hedge accounting and corresponding gains and losses were recorded as a component of other comprehensive income in the Company’s consolidated balance sheet. During the quarter ended November 27, 2004, we recognized losses totaling $0.3 million on these hedge contracts, which were included in other comprehensive income. At November 27, 2004, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of our foreign currency sell contracts that qualified for hedge accounting as net investment hedges were as follows at November 27, 2004 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	224,527	$2,193
British Pounds	864	1,648
Canadian Dollars	279	233

Interest Rate Sensitivity

        The Company is exposed to fluctuations in U.S. interest rates primarily as a result of the cash and cash equivalents that we hold. Following payment and termination of our line of credit facility during fiscal 2002, our remaining debt balances consist primarily of long-term mortgages on certain of our buildings and property. As such, the Company does not have significant exposure or additional liability due to interest rate sensitivity we were not party to any interest rate swap or other interest related derivative instrument during the quarters ended November 27, 2004 or November 29, 2003.

ITEM 4. CONTROLS AND PROCEDURES

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

        As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, it was determined that our internal controls over revenue recognition for certain complex, multiple element contracts in our OSBU were deficient.

        This deficiency in our internal controls related to improper recognition of revenue from certain complex multiple element contracts and included ineffective controls to monitor compliance with existing policies and procedures and insufficient training of accounting personnel on complex accounting standards related to multiple element contracts in the OSBU. The improper revenue recognition was detected in the review process and was not included in our financial statements filed with the SEC or otherwise publicly disclosed. We are in the process of improving our internal controls over financial reporting regarding these contracts in an effort to remediate this deficiency including implementing personnel changes, providing additional training on complex revenue recognition principles for our accounting staff, and establishing additional policies and procedures related to revenue recognition. Additional work is needed to fully remedy this deficiency and we intend to continue our efforts to improve and strengthen our control processes and procedures. The deficiency has been disclosed to the Audit Committee and to our auditors.

        Other than as described above, there has been no change in our internal control over financial reporting during the fiscal quarter ended November 27, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, other than as described above, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect out internal control over financial reporting.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Certain written and oral statements made by the Company or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, Internet webcasts, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. Forward-looking statements are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed under Business Environment and Risk as discussed in our annual report on Form 10-K for the fiscal year ended August 31, 2004. In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: unanticipated costs or capital expenditures; difficulties encountered by EDS in implementing, operating, and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to the Company’s strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

During fiscal 2002, the Company received a subpoena from the Securities and Exchange Commission (the “SEC”) seeking documents and information relating to the Company’s management stock loan program and previously announced, and withdrawn, tender offer. The Company has provided the documents and information requested by the SEC, including the testimonies of its Chief Executive Officer, Chief Financial Officer, and other key employees. The Company has cooperated, and will continue to fully cooperate, in providing requested information to the SEC. The SEC and the Company are currently engaged in discussions with respect to a potential resolution of this matter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (in thousands except for per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

September 1, 2004 to
October 2, 2004	13	$1.75	none
October 3, 2004 to
October 30, 2004	--	--	none
October 31, 2004 to
November 27, 2004	--	--	none

Total	13	$1.75		853

All shares of our common stock purchased by the Company during our fiscal quarter ended November 27, 2004, were purchased in open-market transactions for exclusive distribution in our employee stock purchase program.

In previous fiscal years, the Company’s Board of Directors had approved various plans for the purchase of up to 8,000,000 shares of our common stock. As of November 25, 2000, the Company had purchased 7,705,000 shares of common stock under these board-authorized purchase plans. On December 1, 2000, the Board of Directors approved an additional plan to acquire up to $8.0 million of our common stock. To date, we have purchased $7.1 million of our common stock under the terms of the December 2000 Board approved purchase plan. The maximum number of shares that may yet be purchased under the plans was calculated for the December 2000 plan by dividing the remaining approved dollars by $1.64, which was the closing price of the Company’s common stock on November 26, 2004 (last trading day of fiscal quarter). These shares were added to the remaining shares from the Company’s other Board-approved plans to arrive at the maximum amount that may be purchased as of November 27, 2004. No shares of the Company’s common stock were purchased during the fiscal quarter ended November 27, 2004 under terms of any Board authorized purchase plan.

Item 6.	Exhibits

(A)	Exhibits

31	Certification of CEO and CFO under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date:	January 11, 2005	By:	/s/ ROBERT A. WHITMAN
Robert A. Whitman
Chief Executive Officer

Date:	January 11, 2005	By:	/s/ STEPHEN D. YOUNG
Stephen D. Young
Chief Financial Officer