Form 10-Q
period 2005-02-26
FRANKLIN COVEY CO
filed 2005-04-12
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes	☒
No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐
No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:
20,135,743 shares of Common Stock as of April 4, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	February 26, 2005	August 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents, and short-term investments	$47,262	$41,904
Accounts receivable, less allowance for doubtful accounts of $1,356 and $1,034	18,290	18,636
Inventories	23,423	23,693
Other current assets	4,656	5,794
Total current assets	93,631	90,027

Property and equipment, net	36,389	40,584
Intangible assets, net	85,426	87,507
Other long-term assets	9,045	7,593
	$224,491	$225,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$120	$120
Accounts payable	8,716	14,018
Outsourcing contract costs payable	4,059	4,914
Income taxes payable	7,416	5,903
Accrued liabilities	29,391	31,244
Total current liabilities	49,702	56,199

Long-term debt, less current portion	1,341	1,350
Other liabilities	1,722	1,550
Total liabilities	52,765	59,099

Shareholders’ equity:
Preferred stock - Series A, no par value; convertible into common stock at $14 per share; 4,000 shares authorized, 873 shares issued; liquidation preference totaling $89,530	87,203	87,203
Common stock - $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	194,960	205,585
Accumulated deficit	(186)	(8,798)
Deferred compensation on restricted stock grants	(814)	(732)
Accumulated other comprehensive income	1,111	1,026
Treasury stock at cost, 6,615 and 7,028 shares	(111,901)	(119,025)
Total shareholders’ equity	171,726	166,612
	$224,491	$225,711

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended

	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
	(unaudited)		(unaudited)
Net sales:
Products	$55,175	$57,009	$99,226	$108,785
Training and services	27,348	21,706	52,401	44,961
	82,523	78,715	151,627	153,746
Cost of sales:
Products	24,733	26,898	44,817	51,562
Training and services	7,725	7,192	15,586	15,033
	32,458	34,090	60,403	66,595
Gross margin	50,065	44,625	91,224	87,151

Selling, general, and administrative	38,787	39,410	74,440	79,426
Depreciation	2,320	3,222	4,498	6,813
Amortization	1,043	1,043	2,087	2,087
Income (loss) from operations	7,915	950	10,199	(1,175)

Interest income	165	141	282	227
Interest expense	(29)	(56)	(66)	(167)
Income (loss) before provision for income taxes	8,051	1,035	10,415	(1,115)
Provision for income taxes	(965)	(803)	(1,803)	(1,833)
Net income (loss)	7,086	232	8,612	(2,948)
Preferred stock dividends	(2,184)	(2,184)	(4,368)	(4,368)
Net income (loss) available to common shareholders	$4,902	$(1,952)	$4,244	$(7,316)

Net income (loss) available to common shareholders per share (Note 11):
Basic	$.19	$(.10)	$.16	$(.37)
Diluted	$.19	$(.10)	$.16	$(.37)

Weighted average number of common shares:
Basic	19,880	19,940	19,790	19,953
Diluted	19,940	19,940	19,804	19,953

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Two Quarters Ended
	February 26, 2005	February 28, 2004
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$8,612	$(2,948)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	7,633	9,694
Loss (gain) on disposal of assets	32	(48)
Restructuring cost reversal	(306)	-
Amortization of deferred compensation	371	14
Compensation related to CEO common stock grant	404	-
Changes in assets and liabilities:
Decrease in accounts receivable, net	627	3,685
Decrease in inventories	365	10,224
Decrease (increase) in other assets	(192)	1,937
Decrease in accounts payable, outsourcing contract costs payable, and accrued liabilities	(8,222)	(20,420)
Increase in other long-term liabilities	169	155
Increase in income taxes payable	1,530	1,018
Net cash provided by operating activities	11,023	3,311

Cash flows from investing activities:
Purchases of property and equipment	(1,120)	(1,923)
Purchases of short-term investments	(10,653)	(13,430)
Sales of short-term investments	8,963	2,500
Proceeds from sale of property and equipment	-	1,554
Net cash used for investing activities	(2,810)	(11,299)

Cash flows from financing activities:
Principal payments on long-term debt	(62)	(44)
Proceeds from sales of common stock from treasury	35	83
Purchase of treasury shares	(22)	(85)
Payment of preferred stock dividends	(4,368)	(4,368)
Net cash used for financing activities	(4,417)	(4,414)

Effect of foreign exchange rates on cash and cash equivalents	(128)	2
Net increase (decrease) in cash and cash equivalents	3,668	(12,400)
Cash and cash equivalents at beginning of the period	31,174	41,916
Cash and cash equivalents at end of the period	$34,842	$29,516

Supplemental disclosure of cash flow information:
Cash paid for interest	$53	$225
Cash paid for income taxes	$602	$444

Non-cash investing and financing activities:
Accrued preferred stock dividends	$2,184	$2,184
Issuance of restricted stock as deferred compensation	$486	$829

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

Franklin Covey Co. (the Company) provides integrated consulting, training, and performance enhancement solutions to organizations and individuals in productivity, leadership, strategy execution, sales force effectiveness, effective communications, and other areas. Each integrated solution may include components of training and consulting, assessment, and other application tools that are generally available in paper-based or electronic formats. The Company’s products and services are available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com. The Company’s historically best-known offerings include the FranklinCovey PlannerTM, courses based on the best-selling book, The Seven Habits of Highly Effective People, and the productivity workshop entitled, “Focus: Achieving Your Highest Priorities.” The Company’s latest offerings include facilitated work sessions, a course entitled “The 4 Disciplines of Execution”, and its assessment tool, “xQ” (Execution Quotient).

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year. Corresponding quarterly periods generally consist of 13-week periods that end on November 27, 2004, February 26, 2005, and May 28, 2005 during fiscal 2005. Under the modified 52/53-week fiscal year, the quarter ended February 26, 2005 had the same number of business days as the quarter ended February 28, 2004. However, the two quarters ended February 26, 2005 had two fewer business days than the two quarters ended February 28, 2004.

The results of operations for the quarter ended February 26, 2005 are not indicative of results expected for the entire fiscal year ending August 31, 2005.

Certain reclassifications have been made to the fiscal 2004 financial statements to conform with the current period presentation, including $10.7 million of cash equivalents at August 31, 2004 that were reclassified to short-term investments in order to conform to fiscal 2005 financial statement presentation.

NOTE 2 - ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation and awards using the intrinsic-value method of accounting as outlined in Accounting Principles Board (APB) Opinion 25 and related interpretations. Under the intrinsic-value methodology, no compensation expense is recognized for stock option awards granted at, or above, the fair market value of the stock on the date of grant. Accordingly, no compensation expense has been recognized for the Company’s stock option plans or employee stock purchase plan in its condensed consolidated statements of operations, except as disclosed below. Had compensation expense for the Company’s stock option plans and employee stock purchase plan been determined in accordance with the fair value approach as defined by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) available to common shareholders and corresponding basic and diluted earnings per share would have been the following (in thousands, except per share data):

	Quarter Ended		Two Quarters Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Net income (loss) available to common shareholders, as reported	$4,902	$(1,952)	$4,244	$(7,316)
Fair value of stock-based compensation, net of tax	(1,915)	(193)	(2,102)	(387)
Net income (loss) available to common shareholders, pro forma	$2,987	$(2,145)	$2,142	$(7,703)

Basic earnings (loss) per share, as reported	$.19	$(.10)	$.16	$(.37)
Diluted earnings (loss) per share, as reported	$.19	$(.10)	$.16	$(.37)

Basic earnings (loss) per share, pro forma	$.11	$(.11)	$.08	$(.39)
Diluted earnings (loss) per share, pro forma	$.11	$(.11)	$.08	$(.39)

In connection with changes in the Company’s Chief Executive Officer (CEO) compensation plan (Note 14), the CEO was granted 187,000 shares of fully-vested Company common stock and 225,000 shares of restricted stock (RSA) as a long-term incentive during the quarter ended February 26, 2005. In addition, the Company accelerated the vesting of the CEO’s 1.6 million stock options with an exercise price of $14.00 per share. The impact of these stock-based awards on the Company’s financial statements as of and for the period ended February 26, 2005 was as follows:

•
Fully-Vested Stock Award - Based upon guidance in APB Opinion 25, the fair value of the fully vested stock award of 187,000 shares of common stock was calculated based upon the fair value of the Company’s common stock at the measurement date. The fully-vested stock award was valued at $2.16 per share, which was the closing market price of the Company’s common stock on the measurement date and resulted in $0.4 million of expense that was included as a component of selling, general, and administrative expense. The cost of the common stock issued from treasury was $3.2 million and the difference between the cost of the treasury stock and fair value of the award, which totaled $2.8 million, was recorded as a reduction of additional paid-in capital.

•
Restricted Stock Award - The Company awarded the CEO 225,000 shares of restricted common stock as a long-term incentive consistent with the restricted stock awards made to other key employees in January 2004.   As a result, the fair value of the RSA was calculated on the measurement date and the corresponding compensation expense was deferred as a component of shareholders’ equity and is being expensed over the vesting period of the award, subject to acceleration if specified earnings thresholds are achieved. The CEO RSA was valued at $2.16 per share, which was the closing market price of the Company’s common stock on the measurement date and resulted in a $0.5 million increase to deferred compensation in the Company’s balance sheet. The cost of the common stock shares issued from treasury stock was $3.9 million and the difference between the cost of the treasury stock and fair value of the award, which totaled $3.4 million, was recorded as a reduction of additional paid-in capital. In addition, the CEO received a cash bonus for a portion of the income tax consequences of the RSA. The cash bonus totaled $0.2 million and was expensed as a component of selling, general, and administrative expense when the RSA was granted.

•
Acceleration of Stock Option Vesting Period - The modification of the CEO options for accelerated vesting was accounted for using guidance found in FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation. According to FIN 44, the vesting acceleration created a new measurement date. At the new measurement date, the fair value of the Company’s stock was significantly less than the $14 per share exercise price of the CEO stock options and the resulting intrinsic value at the new measurement date for these options is zero. The previous intrinsic value of these options when granted was also zero.

The restricted stock awards previously granted to key employees in January 2004 and to the CEO in December 2004 contain accelerated vesting provisions if the Company achieves specified earnings thresholds. During the quarter ended February 26, 2005, the Company determined that it was probable that the Company would achieve the specified earnings thresholds required to accelerate RSA vesting during the quarter ending May 28, 2005. Accordingly, during the quarter ended February 26, 2005, the Company expensed an additional $0.3 million of deferred compensation for the expected accelerated vesting of the restricted stock awards.

NOTE 3 - CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. Cash and cash equivalents primarily consist of interest-bearing bank accounts, money market funds, and short-term certificates of deposit.

The Company considers highly liquid investments with an effective maturity to the Company of more than three months and less than one year to be short-term investments. The Company defines effective maturity as the shorter of the original maturity to the Company or the effective maturity as a result of periodic auction of its investments classified as available for sale. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s short-term investments, which totaled $12.4 million and $10.7 million at February 26, 2005 and August 31, 2004, respectively, were classified as available-for-sale securities and were recorded at fair value, which approximated cost.

Realized gains and losses on the sale of these available for sale short-term investments were insignificant for the periods presented. Unrealized gains and losses on the sale of these investments were also insignificant for the periods presented and accordingly were not recorded as a component of other comprehensive income. The Company uses the specific identification method to compute the gains and losses on its short-term investments.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	February 26, 2005	August 31, 2004

Finished goods	$19,808	$19,756
Work in process	1,184	978
Raw materials	2,431	2,959

	$23,423	$23,693

NOTE 5 - INTANGIBLE ASSETS

The Company’s intangible assets were comprised of the following (in thousands):

February 26, 2005	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
License rights	$27,000	$(6,011)	$20,989
Curriculum	58,225	(24,107)	34,118
Customer lists	18,774	(11,455)	7,319
Trade names	1,277	(1,277)	-
	105,276	(42,850)	62,426

Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
Balance at February 26, 2005	$128,276	$(42,850)	$85,426

August 31, 2004
Definite-lived intangible assets:
License rights	$27,000	$(5,543)	$21,457
Curriculum	58,221	(23,067)	35,154
Customer lists	18,774	(10,878)	7,896
Trade names	1,277	(1,277)	-
	105,272	(40,765)	64,507

Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
Balance at August 31, 2004	$128,272	$(40,765)	$87,507

The range of remaining estimated useful lives and weighted-average amortization period over which the Company is amortizing its major categories of definite-lived intangible assets at August 31, 2004 were as follows:
Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Amortization Period

License rights	22 years	30 years
Curriculum	2 to 22 years	26 years
Customer lists	1 to 12 years	17 years

The Company’s aggregate amortization expense totaled $1.0 million for each of the quarters ended February 26, 2005 and February 28, 2004. Total amortization expense was $2.1 million for each of the two quarters ended February 26, 2005 and February 28, 2004.

NOTE 6 - SALE OF CORPORATE HEADQUARTERS FACILITY

During the quarter ended February 26, 2005, the Company entered into a preliminary agreement to sell and leaseback its corporate headquarters facility, located in Salt Lake City, Utah. In connection with the transaction, the Company will enter into a 20-year master lease agreement with the purchaser, a non-related private investment group. The Company will have six five-year options to renew the master lease agreement and could therefore maintain its operations at the current location for the next 50 years. The Company currently expects that its net proceeds from the sale, after transaction costs, will be approximately $32 million. A corresponding financing obligation will be recognized in the Company’s consolidated financial statements for the sale price of the headquarters facility. The completion of the sale is subject to customary conditions, including a due diligence review, survey, and other related closing conditions. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the corporate headquarters facility will continue to be classified as held for use since the Company intends to lease the buildings following the sale.

NOTE 7 - RESTRUCTURING AND STORE CLOSURE COSTS

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

The Company, under a long-term agreement, leased the Provo office space in buildings that were owned by partnerships, the majority interest of which were owned by a Vice-Chairman of the Board of Directors and certain other employees and former employees of the Company. During the quarter ended November 27, 2004, the Company exercised an option, available under its master lease agreement, to purchase, and simultaneously sell, the office facility to the current tenant, an unrelated party. Based on the continuing negative cash flow associated with these buildings, and other factors, the Company determined that it was in its best interest to exercise the option and sell the property. The negotiated purchase price with the landlord was $14.0 million and the tenant agreed to purchase the property for $12.5 million. These prices were within the range of estimated fair values of the buildings as determined by an independent appraisal obtained by the Company. The Company paid the difference between the sale and purchase prices, plus other closing costs, which were included as a component of the restructuring plan accrual. After accounting for the sale transaction, the remaining fiscal 1999 restructuring costs, which totaled $0.3 million, were credited to operating expenses under the caption, “Restructuring Cost Reversal” in the Company’s condensed consolidated statement of operations for the two quarters ended February 26, 2005.

Store Closure Costs

During fiscal 2004 and the second quarter of fiscal 2005, the Company closed certain retail store locations. The Company closed 14 stores during the quarter ended February 26, 2005 and closed 7 stores subsequent to February 26, 2005. The Company may close other store locations if further analysis indicates that the Company’s operating results may be improved through additional closures. The Company has incurred severance and lease termination costs related to these store closure activities, which are included as a component of selling, general, and administrative expenses in the Company’s consolidated statements of operations.

The components of the restructuring and store closure accrual were as follows for the periods indicated (in thousands):

	Severance Costs	Leased Space Exit Costs	Total
Balance at August 31, 2004	$16	$2,766	$2,782
Charges to the accrual	178	67	245
Amounts utilized	(16)	(2,207)	(2,223)
Balance at November 27, 2004	178	626	804
Charges to the accrual	79	169	248
Amounts utilized	(23)	(102)	(125)
Balance at February 26, 2005	$234	$693	$927

At February 26, 2005, accrued store closure costs were recorded as accrued liabilities in the Company’s condensed consolidated balance sheet. During the two quarters ended February 26, 2005 the Company accrued and expensed $0.2 million of additional leased space exit costs related to changes in estimated sublease receipts on 3 retail store closures that occurred during prior fiscal years. Although the Company believes that its accruals for retail store closures are adequate at February 26, 2005, these amounts are partially based upon estimates and may change if actual amounts related to these activities differ.

NOTE 8 - PREFERRED STOCK RECAPITALIZATION

On March 12, 2005, at the Annual Meeting of Shareholders, the Company’s shareholders approved a plan to recapitalize the Company’s preferred stock. Under terms of the recapitalization plan, the Company completed a one-to-four forward split of the existing Series A preferred stock and then bifurcated each share of Series A preferred stock into a new share of Series A preferred stock that is no longer convertible into common stock, and a warrant to purchase shares of common stock. The new Series A preferred stock retains its common-equivalent voting rights and will automatically convert to shares of Series B preferred stock if the holder of the original Series A preferred stock sells, or transfers, the preferred stock to another party. Series B preferred stock does not have common-equivalent voting rights, but retains substantially all other characteristics of the new Series A preferred stock. The recapitalization transaction will enable the Company to:

•	Have the conditional right to redeem shares of preferred stock;

•
Place a limit on the period in which the Company may be required to issue common stock. The new warrants to purchase shares of common stock expire in eight years, compared to the perpetual right of previously existing Series A preferred stock to convert to shares of common stock;

•	Increase the Company’s ability to purchase shares of its common stock. All purchases of common stock were previously subject to the approval of Series A preferred shareholders;

•
Create the possibility that the Company may receive cash upon issuing additional shares of common stock to Series A preferred shareholders. The warrants have an exercise price of $8.00 per share compared to the existing right of Series A preferred shareholders to convert their preferred shares into common shares without paying cash; and

•	Eliminate the requirement to pay common stock dividends to preferred shareholders on an “as converted” basis.

Each existing Series A preferred shareholder will receive a warrant to purchase a number of common shares equal to 71.43 shares for each $1,000 ($14 per share) in aggregate liquidation value of Series A preferred shares held immediately prior to the recapitalization transaction. The exercise price of each warrant will be $8.00 per share (subject to customary anti-dilution and exercise features) and will be exercisable over an eight-year term.

Upon completion of the recapitalization transaction, Series A preferred rights were amended to prevent the conversion of Series A preferred stock to shares of common stock. Series B preferred stock rights were amended to be substantially equivalent to Series A rights, except for the eliminated voting rights. The rights of the new Series A and Series B preferred stock include the following:

•
Liquidation Preference - Both Series A and Series B preferred stock have a liquidation preference of $25 per share plus accrued unpaid dividends, which will be paid in preference to the liquidation rights of all other equity classes.

•
Conversion - Neither Series A nor Series B preferred stock is convertible to shares of common stock. Series A preferred stock converts into shares of Series B upon the sale or transfer of the Series A shares. Series B preferred stock does not have any conversion rights.

•
Dividends - Both Series A and Series B preferred stock accrue dividends at 10.0 percent, payable quarterly, in preference to dividends on all other equity classes. If dividends are in arrears for six or more quarters, the number of the Company’s Board of Directors will be increased by two and the Series A and Series B preferred shareholders will have the ability to select these additional directors.

•
Redemption - The Company may redeem any of the Series A or Series B preferred shares during the first year following the recapitalization at a price per share equal to 100 percent of the liquidation preference. Subsequent to the first anniversary of the recapitalization and before the fifth anniversary of the transaction, the Company may only purchase preferred shares (up to $30 million in aggregate) from Knowledge Capital, which holds the majority of the Company’s preferred stock, at a premium that increases one percentage point annually. After the sixth anniversary of the recapitalization, the Company may redeem any shares of preferred stock at 101 percent of the liquidation preference on the date of redemption.

•
Change in Control - In the event of any change in control of the Company, Knowledge Capital, to the extent that it still holds shares of Series A preferred stock, will have the option to receive a cash payment equal to 101 percent of the liquidation preference of its Series A preferred shares then held. The remaining Series A and Series B preferred shareholders have no such option.

•
Voting Rights - Although the new Series A preferred shareholders will not have conversion rights, they will still be entitled to voting rights. The holder of each new share of Series A preferred stock will be entitled to the voting rights they would have if they held two shares of common stock. The cumulative number of votes will be based upon the number of votes attributable to shares of Series A held immediately prior to the recapitalization transaction less any transfers of Series A shares to Series B shares or redemptions. In the event that a Series A preferred shareholder exercises a warrant to purchase the Company’s common stock, their Series A voting rights will be reduced by the number of the common shares issued upon exercise of the warrant. This feature will prevent the holders of Series A preferred stock from increasing their voting influence through the acquisition of additional shares of common stock from the exercise of the warrants.

•
Registration Rights - The Company is required to use its best efforts to register the resale of all shares of common stock and shares of Series B preferred stock issuable upon the transfer and conversion of the Series A preferred stock held by Knowledge Capital and certain permitted transferees of Knowledge Capital within 240 days following the initial filing of the registration statement covering such shares. The initial filing of the registration statement is required to occur within 120 days following the closing of the recapitalization transaction. Any failure by the Company to cause such registration statement to be declared effective within the specified time period would require the Company to pay to Knowledge Capital and such permitted transferees a penalty amount for each share equal to two percent per annum of the $25 face value of the preferred stock calculated based upon the number of days that such registration statement has not been declared effective. Additionally, the Company would have the obligation to use its best efforts to register the resale of the shares of common stock Knowledge Capital and certain permitted transferees could receive pursuant to the exercise of the Warrant issuable to Knowledge Capital at the closing of the recapitalization transaction, provided the obligation to register the resale of such shares would be conditioned upon the weighted average sales price of the common stock over the previous ten trading days being at least 80 percent of the Warrant exercise price. The Company is currently in the process of filing the initial registration statement.

In order to account for the various aspects of the recapitalization transaction, the Company considered guidance found in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity, Emerging Issues Task Force (EITF) Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF Issue D-98 Classification and Measurement of Redeemable Securities. Based upon the relevant guidance found in these pronouncements, the Company will account for the various aspects of the preferred stock recapitalization as follows:

New Series A and Series B Preferred Stock - The new shares of preferred stock will continue to be classified as a component of shareholders’ equity since its conversion into cash or common stock is solely within the control of the Company as there are no provisions in the recapitalization documents that would obligate the Company to redeem shares of the Series A or Series B preferred stock. In addition, by virtue of the Utah Control Shares Act, the Company’s Bylaws, and the special voting rights of the preferred shareholders, there are no circumstances under which a third party could acquire controlling voting power of the Company’s stock without consent of the Company’s Board of Directors and thus trigger the Company’s obligation to redeem the new preferred stock. Due to the significant modifications to existing shares of Series A and Series B preferred stock, the Company believes that previously outstanding preferred stock is being replaced with new classes of preferred stock and common stock warrants. As a result, the new preferred stock will be recorded at its fair value on the date of modification, as determined by an independent valuation firm. Consistent with other equity instruments, the carrying value of the new preferred stock will not be subsequently adjusted to its fair market value at the end of any reporting period. Based upon the preliminary valuation of the preferred stock, each new share of preferred stock has an estimated fair value of $20.77 per share on the date of the recapitalization.

The difference between the aggregate fair value of the consideration given (the new Series A preferred stock and the common stock warrants) and the carrying value of the previously existing Series A preferred stock, which is estimated to be a gain of $7.7 million, will be reported as a negative preferred stock dividend, which will increase net income available to common shareholders in the quarter ending May 28, 2005.

Warrants - EITF Issue 00-19 states that warrants should be classified as a component of shareholders’ equity if 1) the warrant contract requires physical settlement or net-share settlement or 2) the warrant contract gives the Company a choice of net-cash settlement or settlement in its own shares. The Company believes that the warrants should be accounted for as equity instruments because they meet these requirements.

Accordingly, the Company will record the warrants at their fair value, as determined by an independent valuation firm, on the date of the transaction as a component of shareholders’ equity. Subsequent changes in fair value will not be recorded in the Company’s financial statements as long as the warrants remain classified as shareholders’ equity in accordance with EITF Issue 00-19. Based upon a preliminary independent valuation, the warrants have an estimated fair value of $1.11 per share at the date of the recapitalization transaction. The number of common stock warrants issued totaled 6.2 million.

Derivatives - The modified preferred stock agreement contains a feature that allows the Company to redeem preferred stock at its liquidation preference in the first year following the recapitalization transaction and at 101 percent of the liquidation preference after the sixth anniversary of recapitalization transaction. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company has determined that this feature is clearly and closely related to the host contract. Therefore, this embedded call option will not be accounted for separately from the preferred stock.

A separate agreement exists with Knowledge Capital, the entity that holds the majority of the Series A preferred stock, which contains a call option to redeem $30 million of preferred stock at 100 percent to 103 percent of the liquidation preference as well as a “change in control” put option at 101 percent of the liquidation preference. This agreement is a derivative and meets the criteria found in paragraph 11 of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, to be separately accounted for as a liability. Therefore, the incremental redemption features (the amounts in excess of the 101 percent call option) will be valued at fair value based upon the likelihood of exercise and the expected incremental amount to be paid upon exercise. This derivative-based liability will require adjustment to fair value at each reporting period and is expected to have an initial value of zero on the date of the recapitalization transaction.

Based upon the foregoing, the following table presents the shareholders’ equity section of the balance sheet as reported in the Company’s Form 10-Q for the quarter ended February 26, 2005 compared to a pro forma presentation of shareholders’ equity if the recapitalization transaction would have been completed as of February 26, 2005 (in thousands):

Description	As Reported at February 26, 2005	Pro Forma at February 26, 2005

Preferred stock - Series A; no par value; 4,000 shares authorized, 873 and 3,494 shares issued; liquidation preference totaling $89,530	$87,203	$72,566
Preferred stock - Series B; no par value; 4,000 shares authorized, no shares issued	-	-
Common stock - $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	194,960	194,960
Common stock warrants	-	6,925
Retained earnings (accumulated deficit)	(186)	7,526
Deferred compensation on restricted stock grants	(814)	(814)
Accumulated other comprehensive income	1,111	1,111
Treasury stock at cost, 6,615 shares	(111,901)	(111,901)
Total shareholders’ equity	$171,726	$171,726

The accompanying pro forma information has been prepared for comparative purposes only and may not be indicative of the actual impact of the recapitalization transaction when finalized amounts are recorded. In addition, the pro forma information does not give effect to any other transactions that have or may occur subsequent to February 26, 2005.

NOTE 9 - INCOME TAXES

The Company recorded income tax expense during the quarters ended February 26, 2005 and February 28, 2004 that totaled $1.0 million and $0.8 million, respectively, and recognized income tax expense for each of the two quarters then ended totaling $1.8 million. The Company’s income tax expense during these periods was primarily due to taxable income in certain foreign tax jurisdictions. The Company was unable to offset the tax liabilities in these jurisdictions with its domestic operating loss. In addition, a history of significant operating losses has precluded the Company from demonstrating that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of deferred income tax assets, and deferred income tax deductions, will be realized. Accordingly, the Company has recorded valuation allowances on its domestic deferred income tax assets.

NOTE 10 - COMPREHENSIVE INCOME

Comprehensive income includes charges and credits to equity accounts that are not the result of transactions with shareholders and is comprised of net income or loss and other comprehensive income and loss items. Comprehensive income for the Company was as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Net income (loss)	$7,086	$232	$8,612	$(2,948)
Other comprehensive income (loss) items:
Adjustment for fair value of hedge derivatives	(26)	-	(318)	-
Foreign currency translation adjustments	(232)	69	403	791
Comprehensive income (loss)	$6,828	$301	$8,697	$(2,157)

NOTE 11 - EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income or loss available to common shareholders, by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate. The Company’s Series A preferred shareholders (prior to recapitalization) were entitled to participate in dividends payable to holders of common stock pro rata based upon the number of shares of common stock into which the Series A preferred stock is convertible. Accordingly, the Company uses the two class method as defined in SFAS No. 128, Earnings Per Share, and EITF Issue 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 to calculate basic EPS. The two class method assumes that 100 percent of the Company’s earnings are distributed as dividends to each participating equity class based upon their respective ability to participate in such declared dividends. The following table presents the computation of the Company’s EPS for the periods indicated (in thousands, except per share amounts):
	Quarter Ended		Two Quarters Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Net income (loss)	$7,086	$232	$8,612	$(2,948)
Convertible preferred stock dividends	(2,184)	(2,184)	(4,368)	(4,368)
Net income (loss) after preferred stock dividends	$4,902	$(1,952)	$4,244	$(7,316)

Convertible preferred stock dividends	$2,184	$2,184	$4,368	$4,368
Weighted average preferred shares on an as converted basis	6,239	6,239	6,239	6,239
Distributed EPS - preferred	$.35	$.35	$.70	$.70

Undistributed income (loss)	$4,902	$(1,952)	$4,244	$(7,316)
Preferred ownership on an as converted basis	24%	24%	24%	24%
Preferred shareholders interest in undistributed income (loss) (1)	1,176	-	1,019	-
Weighted average preferred shares on an as converted basis	6,239	6,239	6,239	6,239
Undistributed EPS - preferred	$.19	$-	$.16	$-

Undistributed income (loss)	$4,902	$(1,952)	$4,244	$(7,316)
Common stock ownership	76%	76%	76%	76%
Common shareholder interest in undistributed income (loss) (1)	$3,726	$(1,952)	$3,225	$(7,316)

Weighted average common shares outstanding - Basic	19,880	19,940	19,790	19,953
Common share equivalents (2)	60	-	14	-
Weighted average common shares outstanding - Diluted	19,940	19,940	19,804	19,953

Basic EPS - Common	$.19	$(.10)	$.16	$(.37)
Diluted EPS - Common	$.19	$(.10)	$.16	$(.37)

(1) Preferred shareholders do not participate in any undistributed losses with common shareholders, therefore no adjustment to the fiscal 2004 loss per share information was made.
(2) For the three months and six months ended February 28, 2004, conversion of common share equivalents is not assumed because such conversion would be anti-dilutive.

At February 26, 2005 the Company had approximately 2.3 million stock options outstanding which were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the Company’s common shares.

Subsequent to February 26, 2005, the Company’s shareholders approved the recapitalization of the Company’s preferred stock (Note 8). In connection with the recapitalization, the Series A preferred stock is no longer convertible into shares of common stock and the existing preferred shareholders were issued 6.2 million warrants (the equivalent number of common shares that could have been issued to Series A preferred shareholders on an “as converted” basis) to purchase common stock with an exercise price of $8.00 per share. These warrants, which expire in eight years, may have a dilutive impact on the Company’s EPS in future periods.

NOTE 12 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS

During the normal course of business, the Company is exposed to fluctuations in foreign currency exchange rates due to its international operations and fluctuations in interest rates. To manage risks associated with foreign currency exchange and interest rates, the Company makes limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, the Company’s derivative instruments are entered into for periods that do not exceed the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into derivative contracts for trading or speculative purposes, nor is the Company party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument and thus, are not a measure of exposure to the Company through its use of derivatives. The Company enters into derivative agreements only with highly rated counterparties.

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

During the quarter and two quarters ended February 26, 2005, the Company utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts. The gains and losses on these contracts were recorded as a component of selling, general, and administrative expense in the Company’s consolidated statements of operations and resulted in the following net gains or losses for the periods indicated (in thousands):

	Quarter Ended		Two Quarters Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Losses on foreign exchange contracts	$(58)	$(148)	$(353)	$(539)
Gains on foreign exchange contracts	3	-	3	24
Net loss on foreign exchange contracts	$(55)	$(148)	$(350)	$(515)

At February 26, 2005, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of the Company’s foreign currency sell contracts that did not qualify for hedge accounting were as follows at February 26, 2005 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Australian Dollars	1,760	$1,366
Mexican Pesos	9,200	812
Japanese Yen	40,000	391

During the quarter and two quarters ended February 26, 2005, the Company also entered into foreign currency forward contracts that were designed to manage foreign currency risks related to the value of the Company’s net investment in its directly-owned operations located in Canada, Japan, and the United Kingdom. These three offices comprise the majority of the Company’s net investment in foreign operations. These foreign currency forward instruments, which expire on a monthly basis, qualified for hedge accounting and corresponding gains and losses were recorded as a component of other comprehensive income in the Company’s consolidated balance sheet. The gains and losses on these contracts were as follows for the periods presented (in thousands):

	Quarter Ended		Two Quarters Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Losses on net investment hedge contracts	$(72)	$-	$(384)	$-
Gains on net investment hedge contracts	46	-	66	-
Net loss on net investment hedge contracts	$(26)	$-	$(318)	$-

As of February 26, 2005, the Company had settled its net investment hedge contracts. However, the Company may utilize net investment hedge contracts in future periods as a component of its overall foreign currency risk strategy.

Interest Rate Exposure

Due to the limited nature of its interest rate risk, the Company does not make regular use of interest rate derivatives and the Company was not a party to any interest rate derivative instruments during the quarter or two quarters ended February 26, 2005 or February 28, 2004.

NOTE 13 - SEGMENT INFORMATION

The Company has two reporting segments: the Consumer and Small Business Unit (CSBU) and the Organizational Solutions Business Unit (OSBU). The following is a description of the Company’s reporting segments, their primary operating components, and their significant business activities:

Consumer and Small Business Unit - This business unit is primarily focused on sales to individual customers and includes the results of the Company’s domestic retail stores, consumer direct operations (catalog and eCommerce), wholesale operations and other related distribution channels, including government product sales and external publishing sales. The CSBU results of operations also include the financial results of the Company’s paper planner manufacturing operations. Although CSBU sales primarily consist of products such as planners, binders, software, and handheld electronic planning devices, virtually any component of the Company’s leadership, productivity, and strategy execution solutions may be purchased through CSBU channels.

Organizational Solutions Business Unit - The OSBU is primarily responsible for the development, marketing, sale, and delivery of productivity, leadership, strategy execution, sales force performance, and communication training and consulting solutions directly to organizational clients, including other companies, the government, and educational institutions. The OSBU includes the financial results of the Organizational Solutions Group (OSG) and international operations. The OSG is responsible for the domestic sale and delivery of the Company’s training and consulting services. The Company’s international sales group includes the financial results of its directly owned foreign offices and royalty revenues from licensees.

The Company’s chief operating decision maker is the CEO, and each of the reportable segments has a president who reports directly to the CEO. The primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (EBITDA), which may not be calculated as similarly titled amounts are calculated by other companies. For segment reporting purposes, the Company’s consolidated EBITDA can be calculated as its income or loss from operations excluding depreciation and amortization charges.

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

SEGMENT INFORMATION
(in thousands)

	Consumer and Small Business Unit				Organizational Solutions Business Unit
Quarter Ended February 26, 2005	Retail	Consumer Direct	Wholesale	Other CSBU	OSG	International	Corporate and Eliminations	Consolidated
Sales to external customers	$28,055	$16,765	$4,897	$765	$17,784	$14,257		$82,523
Gross margin	16,599	9,698	2,318	(1,045)	12,556	9,939		50,065
EBITDA	6,183	7,471	2,157	(6,264)	2,435	3,559	(4,263)	11,278
Depreciation	844	247		172	78	337	642	2,320
Amortization				86	954	2	1	1,043

Quarter Ended February 28, 2004
Sales to external customers	32,668	16,265	3,663	634	13,110	12,375		78,715
Gross margin	18,314	9,182	1,405	(1,137)	8,374	8,487		44,625
EBITDA	5,764	5,757	1,120	(5,995)	(1,692)	2,791	(2,530)	5,215
Depreciation	818	259		313	179	325	1,328	3,222
Amortization				86	954	2	1	1,043

Two Quarters Ended February 26, 2005
Sales to external customers	46,443	33,901	8,480	1,750	32,912	28,141		151,627
Gross margin	26,977	19,852	4,077	(1,676)	22,576	19,418		91,224
EBITDA	6,536	15,422	3,702	(12,590)	3,044	7,158	(6,488)	16,784
Depreciation	1,522	493		349	154	663	1,317	4,498
Amortization				172	1,907	4	4	2,087

Two Quarters Ended February 28, 2004
Sales to external customers	55,336	34,477	10,126	1,222	27,058	25,527		153,746
Gross margin	30,297	19,832	4,468	(2,228)	17,188	17,594		87,151
EBITDA	5,209	13,160	3,886	(12,771)	(3,037)	6,036	(4,758)	7,725
Depreciation	1,788	568		692	431	632	2,702	6,813
Amortization				172	1,908	4	3	2,087

A reconciliation of reportable segment EBITDA to consolidated loss before income taxes is provided below (in thousands):

	Quarter Ended		Two Quarters Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Reportable segment EBITDA	$15,541	$7,745	$23,272	$12,483
Restructuring cost reversal			306
Corporate expenses	(4,263)	(2,530)	(6,794)	(4,758)
Consolidated EBITDA	11,278	5,215	16,784	7,725
Depreciation	(2,320)	(3,222)	(4,498)	(6,813)
Amortization	(1,043)	(1,043)	(2,087)	(2,087)
Income (loss) from operations	7,915	950	10,199	(1,175)
Interest income	165	141	282	227
Interest expense	(29)	(56)	(66)	(167)
Income (loss) before provision for income taxes	$8,051	$1,035	$10,415	$(1,115)

NOTE 14 - CEO COMPENSATION AGREEMENT

During November 2004, the Company’s Board of Directors approved a proposal to change a number of items with regard to the Company’s CEO employment agreement. The changes to the CEO’s employment agreement were completed during December 2004 and the corresponding costs related to the new agreement were recorded in the quarter ended February 26, 2005. Refer to Note 2 - “Accounting For Stock-Based Compensation” for a detailed discussion regarding the financial statement impacts of the changes to the CEO’s employment agreement. At the request of the CEO, the changes to his employment agreement included the following:

•	The previously existing CEO employment agreement, which extended until 2007, was canceled and the CEO became an “at-will” employee.

•	The CEO signed a waiver forgoing claims on past compensation not taken.

•
The CEO agreed to be covered by change in control and severance policies provided for other Company executives rather than the “golden parachute” severance package in his previously existing agreement.

•	In accordance with the provisions of the Sarbanes-Oxley Act of 2002, the CEO will not be entitled to obtain a loan in order to exercise his stock options.

In return for these changes to the CEO’s compensation structure and in recognition of the CEO’s leadership in achieving substantial improvements in the Company’s operating results, the Company agreed to the following:

•	The CEO’s cash compensation, both base compensation and incentive compensation, will remain essentially unchanged.

•	The vesting period on the CEO’s 1.6 million stock options with an exercise price of $14.00 per share was accelerated and all of these options are now fully vested.

•
A grant of 225,000 shares of restricted stock as a long-term incentive consistent with the restricted stock awards made to other key employees in January 2004. In addition, the Company granted the CEO 187,000 shares of common stock that is fully vested. The compensation cost of both of these awards is $0.9 million, of which $0.5 million was initially recorded as deferred compensation in shareholders’ equity and amortized over five years, subject to accelerated vesting if certain performance thresholds are met (Note 2).

•
The Company will also provide life insurance and disability coverage in an amount equal to 2.5 times the CEO’s cash compensation, using insurance policies that are similar to those approved for other executives. The cost of this life insurance policy on the CEO is expected to be insignificant.

NOTE 15 - SUBSEQUENT EVENT

Val J. Christensen, Executive Vice-President, General Counsel and Secretary of the Company, terminated his service as an executive officer and employee of the Company, on March 29, 2005. Under the terms of the corresponding Separation Agreement, the Company will pay to Mr. Christensen a lump-sum severance amount totaling $0.9 million, less applicable withholdings.  In addition, he will receive the cash performance bonus he would have been entitled to for the current fiscal year as if he had remained employed in his prior position and his performance objectives for the year were met, which is estimated to be $0.15 million. In addition to these payments, his shares of restricted stock were fully vested and he will be entitled to receive a bonus totaling $57,000, which is calculated equivalent to other bonuses awarded in the January 2004 RSA (Note 2), to offset a portion of the income taxes resulting from the vesting of his restricted stock award. The Company also waived the requirement that his fully-vested stock options be exercised within 90 days of his termination and allows the options to be exercised through the term of the option agreement.

Subsequent to entering into the Separation Agreement, the Company and Mr. Christensen entered into a Legal Services Agreement on March 29, 2005. Under terms of the Legal Services Agreement, the Company will retain Mr. Christensen as independent legal counsel to provide services to the Company for a minimum of 1,000 hours per year. The Legal Services Agreement will allow the Company to benefit from Mr. Christensen’s extensive institutional knowledge and experience gained from serving as the Company’s General Counsel as well as his experience representing the Company as external counsel for several years prior to joining the Company, while allowing Mr. Christensen one-half of his time to pursue other interests apart from providing legal services.  The Company will pay Mr. Christensen an annual retainer in the amount of $0.2 million, the equivalent of $225 per hour for each hour of legal services, and $325 per hour for every hour of legal services, if any, provided in excess of 1,000 hours in any given year. Further, Mr. Christensen will be an independent contractor and not entitled to Company benefits for performing these services.

Subsequent to his separation, the Board of Directors approved modifications to his management stock loan substantially similar to the modifications granted to other loan participants by the Board of Directors in May 2004 under which the Company will forego certain of its rights under the terms of the loans in order to potentially improve the participants' ability to pay, and the Comany's ability to collect, the outstanding balances of the loans.

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

RESULTS OF OPERATIONS

Overview

Our second fiscal quarter, which includes the months of December, January, and February, historically represents our seasonally busiest months as many of our clients renew their planners on a calendar basis and purchase gifts, including binders, leather totes, and planning tools for the holidays. As a result, this quarter generally has better operating results than other quarters of our fiscal year. Our financial results for the quarter and two quarters ended February 26, 2005 represented significant improvements over the comparable periods of the prior year and continued the favorable momentum that began in prior periods. For the quarter ended February 26, 2005, our income from operations improved to $7.9 million, compared to $1.0 million in the prior year. Our operating income for the two quarters ended February 26, 2005 likewise improved to $10.2 million compared to a loss of $1.2 million in the prior year. Our net income available to common shareholders for the quarter ended February 26, 2005 was $4.9 million compared to a net loss in the prior year of $2.0 million. For the two quarters ended February 26, 2005, our net income available to common shareholders was $4.2 million compared to a net loss of $7.3 million for the corresponding period of fiscal 2004. The primary factors that influenced our operating results for the quarter ended February 26, 2005 were as follows:

•
Sales Performance - Training and consulting services sales increased $5.6 million compared to the prior year, which was attributable to increased training and consulting sales in both domestic and international delivery channels. In addition, our seminar booking pace in fiscal 2005 continues to exceed prior year levels. We have also recently completed significant enhancements to our The 7 Habits of Highly Effective People training courses and related products, which were released in March 2005. We believe that our increased booking pace and refreshed course materials and related products, in combination with our other training offerings, will be a factor in continuing improvements in our training and consulting sales performance.

Product sales decreased by $1.8 million, which was primarily due to the impact of closed retail stores and declining technology and specialty product sales, which were partially offset by the timing of wholesale product orders and increased “core” product (e.g. binders and planners) sales compared to the prior year.

•
Gross Margin Improvement - Our gross margin improved compared to the prior year primarily due to increased training and consulting sales as a percent of total sales, favorable product and training program mix changes, reduced product costs, and lower overall costs in delivering our training and consulting service sales.

•
Decreased Operating Costs - Overall operating costs decreased by $1.5 million, primarily due to reduced depreciation and selling, general, and administrative (SG&A) expenses. Consistent with prior periods, we continue to seek for and implement strategies that will enable the Company to reduce its operating costs in order to improve profitability.

Although the Company recognized improved financial results compared to the prior year, management does not believe that current operating performance is entirely satisfactory and is continuing its efforts to increase sales, improve gross margins, and reduce operating costs in order to achieve consistently profitable operations. Further details regarding our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended February 26, 2005 Compared to the Quarter Ended February 28, 2004

Sales

The following table sets forth sales data for our operating segments (in thousands):

	Quarter Ended			Two Quarters Ended
	February 26, 2005	February 28, 2004	Percent Change	February 26, 2005	February 28, 2004	Percent Change
Consumer and Small Business Unit:
Retail Stores	$28,055	$32,668	(14)	$46,443	55,336	(16)
Consumer Direct	16,765	16,265	3	33,901	34,477	(2)
Wholesale	4,897	3,663	34	8,480	10,126	(16)
Other CSBU	765	634	21	1,750	1,222	43
	50,482	53,230	(5)	90,574	101,161	(10)
Organizational Solutions Business Unit:
Organizational Solutions Group	17,784	13,110	36	32,912	27,058	22
International	14,257	12,375	15	28,141	25,527	10
	32,041	25,485	26	61,053	52,585	16
Total Sales	$82,523	$78,715	5	$151,627	$153,746	(1)

Product Sales - Product sales, which primarily consist of planners, binders, software, and handheld electronic planning devices, which are primarily sold through our Consumer and Small Business Unit (CSBU) channels, declined $1.8 million, or three percent, compared to the quarter ended February 28, 2004. The decline in product sales was primarily due to sales performance in our retail store channel, which declined $4.6 million, or 14 percent, compared to the prior year. The following is a description of significant sales fluctuations in our CSBU channels:

•
Retail Sales - The decline in retail sales was primarily due to the impact of fewer stores, which totaled $3.0 million, and reduced technology and specialty product sales, which totaled $2.2 million. Declining technology and specialty product sales were partially offset by increased “core” product sales. Overall product sales trends were reflected by a five percent decline in comparable store (stores which were open during the comparable periods) sales. During fiscal 2004, we closed 18 retail store locations and we have closed 14 additional stores during the second quarter of fiscal 2005. At February 26, 2005, we were operating 121 retail stores compared to 144 stores at February 28, 2004.

•
Consumer Direct - Sales through our consumer direct channels (catalog and eCommerce) were generally consistent with the prior year and improved primarily due to increased “core” product sales compared to the prior year.

•	Wholesale Sales - Sales through our wholesale channel, which includes sales to office superstores and other retail chains, increased primarily due to the timing of product sales to these entities.

Training and Consulting Services Sales - We offer a variety of training solutions, training related products, and consulting services focused on productivity, leadership, strategy execution, sales force performance, and effective communications training programs that are provided both domestically and internationally through the Organizational Solutions Business Unit (OSBU). Our overall training and related service sales increased by $5.6 million, or 26 percent, compared to the same period of the prior year. The improvement in training sales was reflected in increased domestic training program sales, which are delivered through our Organizational Sales Group (OSG), as well as through our international operations. OSG sales performance improved in nearly all of our domestic sales regions and was primarily attributable to increased sales of “Helping Clients Succeed,” “The 4 Disciplines of Leadership,” and The 7 Habits of Highly Effective People training courses. We currently expect our domestic training and services sales to continue to strengthen as our seminar booking pace continues to exceed prior year levels. International sales improved primarily due to increased sales in Japan, increased licensee royalty revenues, and the translation of foreign sales amounts as foreign currencies strengthened against the United States dollar. The favorable impact of currency translation on reported international revenues totaled $0.4 million for the quarter ended February 26, 2005.

Gross Margin

Gross margin consists of net sales less the cost of goods sold or services provided. Our overall gross margin for the quarter improved to 60.7 percent of sales, compared to 56.7 percent in the comparable quarter of fiscal 2004. This overall gross margin improvement is consistent with gross margin performance during our first quarter of fiscal 2005 and was primarily due to increased training and consulting sales as a percent of total sales, favorable product mix changes, and improved margins on our training and consulting service sales. Training and consulting service sales, which typically have higher gross margins than our product sales, increased to 33 percent of total sales during the quarter ended February 26, 2005 compared to 28 percent in the prior year. Our gross margin on product sales improved to 55.2 percent compared to 52.8 percent in fiscal 2004 and was primarily due to a favorable shift in our product mix as sales of higher-margin paper products and binders increased as a percent of total sales, while sales of lower-margin technology and specialty products continue to decline. Additionally, the overall margin on paper and binder sales has improved through focused cost reduction efforts and improved inventory management.

Training and related consulting services gross margin, as a percent of sales of these services, improved to 71.8 percent compared to 66.9 percent in the corresponding quarter of fiscal 2004. The improvement in our training and consulting services gross margin was primarily due to a shift in training sales mix toward higher-margin courses, reduced costs for training materials, such as participant manuals and related items, and overall lower costs associated with training sales.

Operating Expenses

Selling, General and Administrative - Our selling, general, and administrative expenses decreased $0.6 million, or two percent, compared to the corresponding quarter of the prior year. Total SG&A expenses as a percent of sales decreased to 47.0 percent compared to 50.0 percent in fiscal 2004. We continue to implement cost-cutting strategies that have been successful in reducing our operating costs, including retail store closures, headcount reductions, consolidation of corporate office space, and other measures designed to focus our resources on critical activities and projects. However, during the quarter ended February 26, 2005 our cost reduction efforts were partially offset by expenses related to changes in the CEO’s compensation, additional costs associated with the preferred stock recapitalization, and increased commission expenses related to increased training sales. We also recognized $0.4 million of expense related to the closure of retail store locations during the quarter. In addition, we will record $1.2 million of expense related to the severance agreement with a former executive officer during the quarter ended May 28, 2005.

We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability. During this assessment process, judgments are made as to whether under-performing or unprofitable stores should be closed. As a result of this evaluation process, we closed 14 stores during the quarter ended February 26, 2005, have closed 7 more stores subsequent to February 26, 2005, and currently plan to close 8 additional retail locations during the remainder fiscal 2005. The number of retail stores that we plan to close may increase if further analysis indicates that the Company’s operating results may be improved through additional closures, due to the higher costs associated with operating our retail store channel. Retail locations that are currently scheduled to be closed primarily consist of under performing stores or stores in markets where we have multiple retail locations. In addition, nearly all of the planned retail store closures are in locations where the underlying leases expire during fiscal 2005. The costs associated with closing retail stores are typically comprised of charges related to vacating the premises, which may include a provision for the remaining term on the lease, and severance and other personnel costs. These store closure costs totaled $0.4 million in the quarter ended February 26, 2005 and were included as a component of SG&A expenses. Based upon our continuing analyses of retail store performance, we may close additional retail stores and will continue to incur costs associated with closing these stores in future periods.

Depreciation and Amortization - Depreciation expense decreased $0.9 million, or 28 percent, compared to the second quarter of fiscal 2004 primarily due to the full depreciation or disposal of certain property and equipment balances and the effects of significantly reduced capital expenditures during preceding fiscal years. Based upon these events and current capital spending trends, we expect that depreciation expense will continue to decline compared to prior periods during the remainder of fiscal 2005.

Amortization expense on definite-lived intangible assets totaled $1.0 million for the quarters ended February 26, 2005 and February 28, 2004. We expect intangible asset amortization expense to total $4.2 million during fiscal 2005.

Income Taxes

The provision for income taxes increased to $1.0 million compared to $0.8 million in the prior year. The increase was primarily due to fluctuations in our income tax expense in foreign tax jurisdictions. As of February 26, 2005, given our history of significant operating losses, we had provided a valuation allowance against substantially all of our domestic deferred income tax assets.

Two Quarters Ended February 26, 2005 Compared to the Two Quarters Ended February 28, 2004

Sales

Product sales, which primarily consist of planners, binders, software, and handheld electronic planning devices, which are primarily sold through our CSBU channels, declined $9.6 million, or nine percent, compared to the prior year. The decline in product sales was primarily due to decreased sales in our retail and wholesale delivery channels. The majority of the decline in product sales occurred during our first quarter as overall product sales declined only $1.8 million during our second quarter, when compared to the prior year. The following is a description of sales fluctuations in our CSBU channels for the two quarters ended February 26, 2005:

•
Retail Sales - The decline in retail sales was primarily due to reduced technology and specialty product sales, which totaled $5.4 million, and the impact of fewer stores, which totaled $5.0 million. Declining technology and specialty product sales were partially offset by increased “core” product sales, which totaled $1.0 million. Overall product sales trends were reflected by an eight percent decline in year-to-date comparable store sales.

•
Consumer Direct - Sales through our consumer direct channels (catalog and eCommerce) were generally consistent with the prior year and the slight decline was primarily due to decreased technology and specialty product sales compared to the prior year.

•
Wholesale Sales - Sales through our wholesale channel, which includes sales to office superstores and other retail chains, decreased primarily due to the timing of product sales to these entities. In the previous fiscal year, we recognized significant wholesale sales as we opened new wholesale channels and sold product to fill these new venues. We expect wholesale sales will improve during the remainder of fiscal 2005 and that total wholesale sales will be consistent with fiscal 2004 sales performance.

•
Other CSBU Sales - Other CSBU sales primarily consist of external printing and publishing sales and building lease revenues. We have leased a substantial portion of our corporate campus in Salt Lake City, Utah and have recognized $0.4 million of lease revenue during fiscal 2005, which has been classified as other CSBU sales. During fiscal 2005, we have also made an effort to increase external printing sales in order to increase the utilization of our printing and publishing assets, which has improved printing and publishing sales compared to the prior year.

Product sales were also favorably affected by increased international catalog sales and increased retail sales in Japan, which totaled $1.6 million compared to the prior year. Although sales from these channels are recorded in the international segment of OSBU, sales from these OSBU channels are classified as product sales, in our condensed consolidated statements of operations.

We offer a variety of training solutions, training related products, and consulting services focused on productivity, leadership, strategy execution, sales force performance, and effective communications training programs that are provided both domestically and internationally through the OSBU. Our overall training and related consulting services sales increased by $7.4 million, or 17 percent, compared to the same period of fiscal 2004. The improvement in training sales was reflected in increased domestic program sales, which are delivered through the OSG, as well as through our international operations. OSG sales performance has improved in nearly all of our domestic sales regions and in our sales performance group. We currently expect our domestic training and consulting services sales to continue to strengthen in fiscal 2005. International sales improved primarily due to increased sales in Japan and Mexico, increased licensee royalty revenues, and the translation of foreign sales amounts as foreign currencies strengthened against the United States dollar. These increases were partially offset by decreased sales performance in Canada and Brazil.

Gross Margin

Our overall gross margin for the two quarters ended February 26, 2005 improved to 60.2 percent of sales, compared to 56.7 percent in the comparable period of fiscal 2004. The improvement in our overall gross margin was primarily due to increased training and consulting sales as a percent of total sales, favorable product mix changes, and improved margins on our training and consulting service sales. Training and consulting service sales, which typically have higher gross margins than the majority of our product sales, increased to 35 percent of total sales during the two quarters ended February 26, 2005 compared to 29 percent in the prior year. Our gross margin on product sales improved to 54.8 percent compared to 52.6 percent in fiscal 2004 and was primarily due to a favorable shift in our product mix as sales of higher-margin paper products and binders increased as a percent of total sales, while sales of lower-margin technology and specialty products continue to decline. Additionally, the overall margin on paper and binder sales has improved through focused cost reduction efforts, and improved inventory management.

Training and related consulting services gross margin, as a percent of sales of these services, improved to 70.3 percent compared to 66.6 percent in the corresponding period of fiscal 2004. The improvement in our training and services gross margin was primarily due to a shift in training sales mix toward higher-margin 7 Habits courses, reduced costs for training materials, such as participant manuals and related items, and overall lower costs associated with training sales.

Operating Expenses

Selling, General and Administrative - Our SG&A expenses decreased $5.0 million, or six percent, compared to the prior year. Total SG&A expenses as a percent of sales decreased to 49.1 percent compared to 51.7 percent in the first two quarters of fiscal 2004. Declining SG&A expenses were the direct result of initiatives specifically designed to reduce our overall operating costs and is consistent with operating expense trends during the previous two fiscal years. Our cost-reduction efforts have included retail store closures, headcount reductions, consolidation of corporate office space, and other measures designed to focus our resources on critical activities and projects. These efforts were partially offset by SG&A expenses in our quarter ended February 26, 2005 resulting from expenses related to changes in the CEO’s compensation, additional costs associated with the preferred stock recapitalization, and increased commission expenses related to increased training sales. The primary effects of our cost-cutting initiatives were reflected in associate expense reductions totaling $2.2 million, reduced rent and utilities expenses of $1.5 million, reduced computer and office supply charges totaling $0.7 million, and reductions in other SG&A expenses, such as outsourcing and development costs, that totaled $0.3 million compared to the prior year. In addition, we will record $1.2 million of expense related to the severance agreement with a former executive officer during the quarter ended May 28, 2005.

We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability. During this assessment process, judgments are made as to whether under-performing or unprofitable stores should be closed. As a result of this evaluation process, we closed 14 stores during the two quarters ended February 26, 2005, have closed 7 more stores subsequent to February 26, 2005, and currently plan to close 8 additional retail locations during the remainder fiscal 2005. The costs associated with closing retail stores are typically comprised of charges related to vacating the premises, which may include a provision for the remaining term on the lease, and severance and other personnel costs. These store closure costs totaled $0.6 million for the two quarters ended February 26, 2005 and were included as a component of SG&A expenses. Based upon our continuing analyses of retail store performance, we may close additional retail stores and will continue to incur costs associated with closing these stores in future periods.

Restructuring Cost Reversal - During fiscal 1999, our Board of Directors approved a plan to restructure our operations, which included an initiative to formally exit leased office space located in Provo, Utah. We recorded a $16.3 million restructuring charge during fiscal 1999 to record the expected costs of this restructuring plan, which was substantially completed during fiscal 2000. Subsequent to fiscal 2000, the remaining accrued restructuring costs were primarily comprised of the estimated remaining costs necessary to exit the leased office space. During the quarter ended November 27, 2004, we exercised an option, available under our master lease agreement, to purchase, and simultaneously sell, the office facility to the current tenant, an unrelated party. The negotiated purchase price with the landlord, a partnership in which the majority of the interests were owned by a Vice-Chairman of the Board of Directors and certain other employees and former employees of the Company, was $14.0 million and the tenant agreed to purchase the property for $12.5 million. These prices were within the range of estimated fair values of the buildings as determined by an independent appraisal obtained by the Company. We paid the difference between the sale and purchase prices, plus other closing costs, which were included as a component of the restructuring plan accrual. After accounting for the sale transaction, the remaining fiscal 1999 restructuring costs, which totaled $0.3 million, were credited to operating expenses in the Company’s condensed consolidated statement of operations.

Depreciation and Amortization - Depreciation expense decreased $2.3 million, or 34 percent, compared to fiscal 2004 primarily due to the full depreciation or disposal of certain property and equipment balances and the effects of significantly reduced capital expenditures during preceding fiscal years. Based upon these events and current capital spending trends, we expect that depreciation expense will continue to decline compared to prior periods during the remainder of fiscal 2005.

Amortization expense on definite-lived intangible assets totaled $2.1 million for the two quarters ended February 26, 2005 and February 28, 2004. We currently expect intangible asset amortization expense to total $4.2 million in fiscal 2005.

Income Taxes

The provision for income taxes was $1.8 million for each of the two quarters ended February 26, 2005 and February 28, 2004. Our income tax provision during these periods was primarily due to taxable income in certain foreign tax jurisdictions for which we were unable to offset the tax liabilities in these jurisdictions with our domestic operating loss. At February 26, 2005, given our history of significant operating losses, we had provided a valuation allowance against substantially all of our domestic deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of capital have been net cash provided by operating activities, line-of-credit financing, long-term borrowings, asset sales, and the issuance of preferred and common stock. We currently rely primarily upon cash flows from operating activities and cash on hand to maintain adequate liquidity and working capital levels. Following the completion of our seasonally strong second fiscal quarter, at February 26, 2005 we had $47.3 million of cash, cash equivalents, and short-term investments compared to $41.9 million at August 31, 2004. Our net working capital (current assets less current liabilities) was $43.9 million at February 26, 2005 compared to $33.8 million at August 31, 2004. The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the two quarters ended February 26, 2005.

Cash Flows From Operating Activities

During the two quarters ended February 26, 2005, our net cash provided by operating activities increased to $11.0 million compared to $3.3 million for the same period of the prior year. Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business. As previously mentioned, our second fiscal quarter has historically realized seasonally strong sales as many of our clients renew their planners on a calendar basis and purchase gift items during the holiday season. Our primary uses of cash for operating activities are payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses. During the two quarters ended February 26, 2005, one of our significant uses of cash for operating activities consisted of payments made to vendors and suppliers related to inventory purchases for our seasonally busy months of November, December, and January, which was reflected by a significant reduction in our accounts payable balance. Our overall cash flows from operating activities improved due to increased sales, improved margins on sales, and lower operating costs than in the previous year.

Our third fiscal quarter, which consists of March, April, and May has historically had reduced sales and correspondingly decreased cash provided by operating activities, compared to our first and second quarters of our fiscal year. We believe that efforts to optimize working capital balances combined with existing and planned cost-cutting initiatives, and sales stabilization efforts, including sales of new products and services, will improve our cash flows from operating activities in future periods. However, the success of these efforts is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

Net cash used for investing activities totaled $2.8 million for the two quarters ended February 26, 2005. Our primary uses of cash for investing activities were the purchase of short-term investments totaling $1.7 million and the purchase of property and equipment, which consisted primarily of computer hardware, software, and leasehold improvements in retail stores.

During the quarter ended February 26, 2005, we entered into a preliminary agreement to sell and leaseback our corporate headquarters facility, located in Salt Lake City, Utah. In connection with the sale, we will enter into a 20-year master lease agreement with the purchaser, a non-related private investment group. Under the preliminary terms of the agreement, we will have six five-year options to renew the master lease agreement and we could therefore maintain our operations at the current location for the next 50 years. We currently expect that our net proceeds from the sale, after transaction costs, will be approximately $32 million. A corresponding financing obligation will be recognized in our consolidated financial statements for the sale price of the headquarters facility. The completion of the sale is subject to customary conditions, including a due diligence review, survey, and other related closing conditions.

Cash Flows From Financing Activities

Net cash used for financing activities during the quarter ended February 26, 2005 totaled $4.4 million. Our primary use of cash for financing activities was the payment of accrued Series A preferred stock dividends, which totaled $4.4 million during fiscal 2005.

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. Required contractual payments primarily consist of payments to EDS for outsourcing services related to information systems, warehousing and distribution, and call center operations; minimum rent payments for retail store and sales office space; cash payments for Series A preferred stock dividends; monitoring fees paid to a Series A preferred stock investor; and mortgage payments on certain buildings and property. There have been no significant changes to our expected required contractual obligations from those disclosed at August 31, 2004.  However, if the Company completes the expected sale of its corporate headquarters facility, it would incur a substantial ongoing lease obligation.

Other Items

Management Common Stock Loan Program - The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. In May 2004, our Board of Directors approved modifications to the terms of the management stock loans. While these changes had significant implications for most management stock loan program participants, the Company did not formally amend or modify the stock loan program notes. Rather, the Company is foregoing certain of its rights under the terms of the loans in order to potentially improve the participant’s ability to pay, and the Company’s ability to collect, the outstanding balances of the loans. Based upon guidance found in EITF Issue 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, and EITF Issue 95-16, Accounting for Stock Compensation Agreements with Employer Loan Features under APB Opinion No. 25, we determined that the management common stock loans should be accounted for as non-recourse stock compensation instruments due to the modifications approved in May 2004 and their effects to the Company and the loan participants. While this accounting treatment does not alter the legal rights associated with the loans to the employees, the modifications to the terms of the loans were deemed significant enough to adopt the non-recourse accounting model as described in EITF 00-23. As a result of this accounting treatment, the remaining carrying value of the notes and interest receivable related to financing common stock purchases by related parties, which totaled $7.6 million prior to the loan term modifications, was reduced to zero with a corresponding reduction in additional paid-in capital.

We currently account for the management common stock loans as variable stock option arrangements. Compensation expense will be recognized when the fair value of the common stock held by the loan participants exceeds the contractual principal and accrued interest on the loans (approximately $47.5 million at February 26, 2005) or the Company takes action on the loans that in effect constitutes a repricing of an option. This accounting treatment also precludes the Company from reversing the amounts expensed as additions to the loan loss reserve, totaling $29.7 million, which were recognized in prior periods. As a result of these loan program modifications, the Company hopes to increase the total value received from loan participants; however, the inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon its financial position and future cash flows compared to full collection of the loans. Subsequent to February 26, 2005, the Company collected $0.8 million, which represented payment in full, from an officer and members of the Board of Directors that were required to repay their loans on March 30, 2005.  The Board of Directors approved loan modifications for a former executive officer and a former director substantially similar to loan modifications previously granted to other loan participants in the management stock loan program described above.

Availability of Future Capital Resources - Going forward, we will continue to incur costs necessary for the operation of the business. We anticipate using cash on hand, cash provided by operating activities, on the condition that we can continue to generate positive cash flows from operations, and other financing alternatives, if necessary, for these expenditures. We anticipate that our existing capital resources will be adequate to enable us to maintain our operations for at least the upcoming twelve months. Our ability to maintain adequate capital for future operations is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future operating and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms.

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

The following items require the most significant judgment and often involve complex estimates:

Revenue Recognition

We derive revenues primarily from the following sources:

•	Products - We sell planners, binders, planner accessories, handheld electronic devices, and other technology related products that are primarily sold through our CSBU channels.

•
Training and Services - We provide training and consulting services to both organizations and individuals in strategic execution, leadership, productivity, goal alignment, sales force performance, and communication effectiveness skills. These training programs and services are primarily sold through our OSBU channels.

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

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services. In accordance with EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the sales contract meet the following criteria: 1) the delivered training or product has value to the client on a standalone basis; 2) there is objective and reliable evidence of the fair value of undelivered items; and 3) delivery of any undelivered item is probable. The overall contract consideration is allocated among the separate units of accounting based upon their fair values.  If the fair value of all undelivered elements exits, but fair value does not exist for one or more delivered elements, the residual method is used. Under the residual method, the amount of consideration allocated to the delivered items equals the total contract consideration less the aggregate fair value of the undelivered items. Fair value of the undelivered items is based upon the normal pricing practices for the Company’s existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

Revenue is recognized on software sales in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-09. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products and support to be allocated to each element based the relative fair value of the elements based on vendor specific objective evidence (VSOE). The majority of the Company’s software sales have multiple elements, including a license and post contract customer support (PCS). Currently the Company does not have VSOE for either the license or support elements of its software sales. Accordingly, revenue is deferred until the only undelivered element is PCS and the total arrangement fee is recognized ratably over the support period.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in the existing accounts receivable balance. We determine the allowance for doubtful accounts based upon historical write-off experience and current economic conditions and we review the adequacy of our allowance for doubtful accounts on a regular basis. Receivable balances past due over 90 days, which exceed a specified dollar amount, are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the probability for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers.

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

Our history of significant operating losses precludes us from demonstrating that it is more likely than not that the related benefits from deferred income tax deductions and foreign tax carryforwards will be realized. Accordingly, we recorded valuation allowances on our deferred income tax assets. These valuation allowances are based on estimates of future taxable income or losses that may or may not be realized.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) approved Statement No. 123R, Share-Based Payment. Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company currently accounts for its stock-based compensation using the intrinsic method as defined in Accounting Principles Board (APB) Opinion No. 25 and accordingly, we have not recognized any expense for our stock option plans or employee stock purchase plan in our consolidated financial statements. Currently, we provide disclosures about the pro forma compensation expense from stock based awards, which is based upon a Black-Scholes option pricing model. Although Statement 123R does not express a preference for a type of valuation model, we intend to reexamine our valuation methodology and the corresponding support for the assumptions that underlie the valuation of stock-based awards prior to our adoption of Statement 123R. This statement is effective for interim or annual periods beginning after June 15, 2005, and will thus be effective for our first quarter of fiscal 2006. Upon adoption, we intend to use the modified prospective transition method. Under this method, awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Unvested equity-classified awards that were granted prior to the effective date will continue to be accounted for in accordance with Statement 123, except that compensation expense amounts will be recognized in the income statement. We are currently in the process of further analyzing this new pronouncement and have not yet determined the impact on our financial statements.

In November 2004, the FASB approved Statement No. 151, Inventory Costs an Amendment of ARB No. 43, Chapter 4. Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as a current period expense regardless of whether they meet the criteria of “so abnormal.” This statement is effective for interim or annual periods beginning after June 15, 2005 and will thus be effective for our first quarter of fiscal 2006. We are currently in the process of analyzing the accounting requirements under this new pronouncement and have not yet determined its impact on our financial statements.

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

During the quarter and two quarters ended February 26, 2005, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts. The gains and losses on these contracts were recorded as a component of SG&A expense in the Company’s consolidated statements of operations and resulted in the following net losses for the periods indicated (in thousands):

	Quarter Ended		Two Quarters Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Losses on foreign exchange contracts	$(58)	$(148)	$(353)	$(539)
Gains on foreign exchange contracts	3	-	3	24
Net loss on foreign exchange contracts	$(55)	$(148)	$(350)	$(515)

At February 26, 2005, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of our foreign currency sell contracts that did not qualify for hedge accounting were as follows at February 26, 2005 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Australian Dollars	1,760	$1,366
Mexican Pesos	9,200	812
Japanese Yen	40,000	391

During the quarter and two quarters ended February 26, 2005, we also entered into foreign currency forward contracts that were designed to manage foreign currency risks related to the value of our net investment in foreign operations located in Canada, Japan, and the United Kingdom. These three offices comprise the majority of our net investment in foreign operations. These foreign currency forward instruments, which expire on a monthly basis, qualified for hedge accounting and corresponding gains and losses were recorded as a component of other comprehensive income in the Company’s consolidated balance sheet. The gains and losses on these contracts were as follows for the periods presented (in thousands):

	Quarter Ended		Two Quarters Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Losses on net investment hedge contracts	$(72)	$-	$(384)	$-
Gains on net investment hedge contracts	46	-	66	-
Net loss on net investment hedge contracts	$(26)	$-	$(318)	$-

As of February 26, 2005, the Company had settled its net investment hedge contracts and has no further exposure related to these contracts. However, the Company may utilize net investment hedge contracts in future periods as a component of its overall foreign currency risk strategy.

Interest Rate Sensitivity

The Company is exposed to fluctuations in U.S. interest rates primarily as a result of the cash and cash equivalents that we hold. Following payment and termination of our line of credit facility during fiscal 2002, our remaining debt balances consist primarily of long-term mortgages on certain of our buildings and property. As such, the Company does not have significant exposure or additional liability due to interest rate sensitivity and we were not party to any interest rate swap or other interest related derivative instrument during the quarter or two quarters ended February 26, 2005 or February 28, 2004.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, it was determined that our internal controls over revenue recognition for certain complex, multiple-element contracts in our OSBU were improving, but still deficient.

This deficiency in our internal controls related to improper recognition of revenue from certain complex multiple element contracts and included ineffective controls to monitor compliance with existing policies and procedures and insufficient training of accounting personnel on complex accounting standards related to multiple element contracts in the OSBU. The improper revenue recognition was detected in the review process and correcting adjustments were recorded to properly state our revenues. We are in the process of improving our internal controls over financial reporting regarding these contracts in an effort to remediate this deficiency including implementing personnel changes, providing additional training on complex revenue recognition principles for our accounting staff, and establishing additional policies and procedures related to revenue recognition. Additional work is needed to fully remedy this deficiency and we intend to continue our efforts to improve and strengthen our control processes and procedures. The deficiency was disclosed to the Audit Committee and to our auditors.

Other than continued control improvements on the deficiency noted above, there has been no change in our internal control over financial reporting during the fiscal quarter ended February 26, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, other than as described above, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

On March 2, 2005, the SEC extended the compliance dates for non-accelerated filers and foreign private issuers pursuant to Section 404 of the Sarbanes-Oxley Act. Under this extension, a company that is not required to file its annual and quarterly reports on an accelerated basis (non-accelerated filer), must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2006. This action constitutes a one-year extension from the previously established July 15, 2005 compliance date. We are currently in the process of documenting our internal control structure and we intend to use the additional time to improve the quality of our documentation and testing.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, Internet webcasts, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. Forward-looking statements are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed under Business Environment and Risk in our annual report on Form 10-K for the fiscal year ended August 31, 2004. In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: continuing demand for our products and services, which depends to some extent on general economic conditions, so that we can avoid future declines in revenues; the ability of our products and services to successfully compete with alternative solutions and the products and services offered by others; unanticipated costs or capital expenditures; cost savings from the outsourcing of our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to the Company’s strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

The market price of our common stock has been and may remain volatile. Factors such as quarter-to-quarter variations in revenues and earnings or losses or our failure to meet expectations could have a significant impact on the market price of our common stock. In addition, the price of our common stock can change for reasons unrelated to our performance. Due to our low market capitalization and share price, the price of our common stock may also be affected by conditions such as a lack of analyst coverage and fewer potential investors.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings:

During fiscal 2002, the Company received a subpoena from the Securities and Exchange Commission (SEC) seeking documents and information relating to the Company’s management stock loan program and previously announced, and withdrawn, tender offer. The Company has provided the documents and information requested by the SEC, including the testimonies of its Chief Executive Officer, Chief Financial Officer, and other key employees. The Company has cooperated, and will continue to fully cooperate, in providing requested information to the SEC. The SEC and the Company are currently engaged in discussions with respect to a potential resolution of this matter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

The Company did not purchase any shares of its common stock during the quarter ended February 26, 2005.

In previous fiscal years, the Company’s Board of Directors had approved various plans for the purchase of up to 8,000,000 shares of our common stock. As of November 25, 2000, the Company had purchased 7,705,000 shares of common stock under these board-authorized purchase plans. On December 1, 2000, the Board of Directors approved an additional plan to acquire up to $8.0 million of our common stock. To date, we have purchased $7.1 million of our common stock under the terms of the December 2000 Board approved purchase plan. The maximum number of shares that may yet be purchased under the plans, which totaled approximately 654,000, was calculated for the December 2000 plan by dividing the remaining approved dollars by $2.55, which was the closing price of the Company’s common stock on February 25, 2005 (last trading day of fiscal quarter). These shares were added to the remaining shares from the Company’s other Board-approved plans to arrive at an approximate maximum number of shares that may be purchased as of February 26, 2005. No shares of the Company’s common stock were purchased during the fiscal quarter ended February 26, 2005 under terms of any Board authorized purchase plan.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on March 4, 2005. The following represents a summary of each mater voted upon and the corresponding voting results for each item considered at the Annual Meeting. Further information regarding each item can be found in the Company’s definitive Proxy Statement dated January 26, 2005.

 1. Election of Directors - Four directors were elected for three-year terms that expire at the Annual Meeting of Shareholders to be held following the end of fiscal 2007, or until their successors are elected and qualified. The number of shares voting in favor of each director was as follows:

Clayton Christensen	23,622,084
Robert H. Daines	22,423,788
E.J. “Jake” Garn	22,078,996
Donald J. McNamara	22,374,740

At the request of Mr. Smith, Hyrum W. Smith did not stand for re-election and his service on the Board of Directors was concluded as of March 4, 2005.

2. Adoption of the 2004 Employee Stock Purchase Plan - In March 1992, we adopted an Employee Stock Purchase Plan (ESPP), which was subsequently amended until its expiration date on August 31, 2004. The 2004 ESPP, like its predecessor plan, allows employees to purchase shares of the Company’s common stock at a price equal to 85 percent of the fair market value of those shares at the close of each fiscal quarter. The maximum number of shares that can be issued under the 2004 ESPP is 1.0 million shares. The number of shares that voted in favor of adopting the 2004 ESPP was 15,083,682, with 1,932,634 shares against, and 8,960 shares that abstained from voting.

3.  2004 Non-Employee Directors’ Stock Incentive Plan - The purpose of this plan is to allow non-employee members of the Board of Directors to participate in a stock incentive program, including restricted stock awards, stock options, and other forms of stock grants. On March 31 of each year, the Company will grant each eligible non-employee director restricted stock having a fair market value of $27,500 on the date of grant. The vesting period on these shares is a minimum of three years. The maximum number of shares that may be granted under this plan, which expires on March 31, 2015, is 300,000. The number of shares that voted in favor of the 2004 Non-Employee Directors’ Stock Incentive Plan was 13,390,517, with 3,623,091 shares voting against it, and 10,110 shares that abstained from voting.

4. Approve the Ratification of the Independent Auditors - The shareholders also ratified the appointment of KPMG LLP as independent auditors for the fiscal year ending August 31, 2005. The number of shares that voted in favor of KPMG was 25,279,346, with 443,071 shares against, and 3,086 shares that abstained from voting.

5. Preferred Stock Recapitalization - For certain components of the preferred stock recapitalization plan, the number of votes cast was required to be counted by 1) common stock shares, 2) Series A preferred stock shares (on an “as converted” basis), and 3) the combined number of common shares and Series A preferred shares. Other recapitalization proposals required vote counts by common stock and Series A preferred stock or by a combination of both classes of equity. As such, each of the following recapitalization proposals will include the required vote counts (as prescribed by the Company’s bylaws) necessary to approve the respective proposal. The components of the recapitalization plan were as follows:

a.	To approve the amendment and restatement of the Articles of Incorporation of the Company to modify the rights, preferences, and limitations of the Series A preferred stock and the Series B preferred stock. The votes for, against, and abstaining from this proposal were as follows:

	Common Stock Shares	Series A Preferred Stock Shares	Combined Common Stock and Series A Preferred Stock Shares
In favor	8,617,174	6,662,707	15,279,881
Against	1,726,880	754	1,727,634
Abstained	10,810	-	10,810

b.	To approve the issuance of warrants to all holders of Series A preferred stock to purchase shares of the Company’s common stock. The votes for, against, and abstaining from this proposal were as follows:

	Common Stock Shares	Series A Preferred Stock Shares	Combined Common Stock and Series A Preferred Stock Shares
In favor	-	-	15,231,645
Against	-	-	1,812,270
Abstained	-	-	10,660

c.	To approve the amendment and restatement of the Articles of Incorporation of the Company to effect a one-to-four forward split of each outstanding share of Series A preferred stock. The votes for, against, and abstaining from this proposal were as follows:

	Common Stock Shares	Series A Preferred Stock Shares	Combined Common Stock and Series A Preferred Stock Shares
In favor	-	6,663,357	15,280,572
Against	-	104	1,733,443
Abstained	-	-	10,560

d.	To approve the amendment and restatement of the Articles of Incorporation of the Company to increase the authorized shares of preferred stock from 4,000,000 to 14,000,000. The votes for, against, and abstaining from this proposal were as follows:

	Common Stock Shares	Series A Preferred Stock Shares	Combined Common Stock and Series A Preferred Stock Shares
In favor	8,541,984	6,663,382	15,205,366
Against	1,811,670	79	1,811,749
Abstained	7,460	-	7,460

e.	To approve the amendment and restatement of the Articles of Incorporation of the Company to increase the number of shares of preferred stock designated as Series A preferred stock from 1,500,000 to 4,000,000 shares. The votes for, against, and abstaining from this proposal were as follows:

	Common Stock Shares	Series A Preferred Stock Shares	Combined Common Stock and Series A Preferred Stock Shares
In favor	-	6,663,382	15,280,527
Against	-	79	1,796,618
Abstained	-	-	7,460

f.	To approve the amendment and restatement of the Articles of Incorporation of the Company to increase the number of shares of preferred stock designated as Series B preferred stock from 400,000 to 4,000,000 shares. The votes for, against, and abstaining from this proposal were as follows:

	Common Stock Shares	Series A Preferred Stock Shares	Combined Common Stock and Series A Preferred Stock Shares
In favor	-	6,662,732	15,222,695
Against	-	729	1,793,920
Abstained	-	-	7,960

The ratification of the recapitalization plan required that all components be approved. Therefore, the recapitalization plan was formally approved by our shareholders.

6. Modification of Articles of Incorporation - This proposal sought to modify our Articles of Incorporation by eliminating or modifying certain miscellaneous provisions. The number of shares that voted in favor of this proposal was 15,193,105, with 1,695,908 shares voting against, and 7,960 shares that abstained from voting.

Item 5.  Other Information

On April 8, 2005, Brian A. Krisak, a director of the Company since 1999, became a training consultant for the Company and resigned his position as director. Effective March 31, 2005, Stephen D. Young, the Chief Financial Officer of the Company, was appointed as Corporate Secretary of the Company to fill the vacancy left by the resignation of Val J. Christensen.

Item 6.  Exhibits

(A)	Exhibits:

4.1
Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation (filed as Exhibit 99.6 in the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2005 and incorporated herein by reference).

31	Certification of CEO and CFO under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002.
10.1
Amended and Restated Option Agreement, dated December 8, 2004, by and between the Company and Robert A. Whitman (filed as Exhibit 99.1 in the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2005 and incorporated herein by reference).

10.2
Agreement for the Issuance of Restricted Shares, dated as of December 8, 2004, by and between Robert A. Whitman (filed as Exhibit 99.2 in the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2005 and incorporated herein by reference).

10.3
Letter Agreement regarding the cancellation of Robert A. Whitman’s Employment Agreement, dated December 8, 2004 (filed as Exhibit 99.3 in the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2005 and incorporated herein by reference).

10.4
Restated Shareholders Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group (filed as Exhibit 99.1 in the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2005 and incorporated herein by reference).

10.5
Restated Registration Rights Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group (filed as Exhibit 99.2 in the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2005 and incorporated herein by reference).

10.6
Restated Monitoring Agreement, dated as of March 8, 2005, between the Company and Hampstead Interests, LP (filed as Exhibit 99.3 in the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2005 and incorporated herein by reference).

10.7
Warrant, dated March 8, 2005, to purchase 5,913,402 shares of Common Stock issued by the Company to Knowledge Capital Investment Group (filed as Exhibit 99.4 in the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2005 and incorporated herein by reference).

10.8
Form of Warrant to purchase shares of Common Stock to be issued by the Company to holders of Series A Preferred Stock other than Knowledge Capital Investment Group (filed as Exhibit 99.5 in the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2005 and incorporated herein by reference).

10.9
Franklin Covey Co. 2004 Non-Employee Directors’ Stock Incentive Plan (filed as Exhibit 99.1 in the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2005 and incorporated herein by reference).

10.10
Form of Option Agreement for the 2004 Non-Employee Directors Stock Incentive Plan (filed as Exhibit 99.2 in the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2005 and incorporated herein by reference).

10.11
Form of Restricted Stock Agreement for the 2004 Non-Employee Directors Stock Incentive Plan (filed as Exhibit 99.3 in the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2005 and incorporated herein by reference).

10.12
Separation Agreement between the Company and Val J. Christensen, dated March 29, 2005 (filed as Exhibit 99.1 in the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2005 and incorporated herein by reference).

10.13
Legal Services Agreement between the Company and Val J. Christensen, dated March 29, 2005 (filed as Exhibit 99.2 in the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2005 and incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date: April 12, 2005	By:	/s/ ROBERT A. WHITMAN
Robert A. Whitman
Chief Executive Officer

Date: April 12, 2005	By:	/s/ STEPHEN D. YOUNG
Stephen D. Young
Chief Financial Officer