Form 10-Q
period 2005-05-28
FRANKLIN COVEY CO
filed 2005-07-12
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file no. 1-11107

FRANKLIN COVEY CO.

(Exact name of registrant as specified in its charter)

Utah (State of Incorporation)	87-0401551 (I.R.S. employer identification number

2200 West Parkway Boulevard Salt Lake City, Utah (Address of principal executive offices)	84119-2099 (Zip Code)

Registrant's telephone number, Including area code	(801) 817-1776

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

20,141,213 shares of Common Stock as of July 5, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	May 28, 2005	August 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents, and short-term investments	$45,453	$41,904
Accounts receivable, less allowance for doubtful accounts of $1,553 and $1,034	24,925	18,636
Inventories	21,508	23,693
Other current assets	5,249	5,794
Total current assets	97,135	90,027

Property and equipment, net	35,498	40,584
Intangible assets, net	84,388	87,507
Other long-term assets	8,941	7,593
	$225,962	$225,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$120	$120
Accounts payable	9,345	14,018
Income taxes payable	4,314	5,903
Accrued liabilities	35,506	36,158
Total current liabilities	49,285	56,199

Long-term debt, less current portion	1,299	1,350
Other liabilities	2,033	1,550
Total liabilities	52,617	59,099

Shareholders’ equity:
Preferred stock - Series A, no par value; 4,000 shares authorized, 3,494 issued; liquidation preference totaling $89,529	87,345
Preferred stock - Series A, no par value; convertible into common stock at $14 per share; 4,000 shares authorized, 3,494 shares issued; liquidation preference totaling $89,530; recapitalized in 2005 (Note 7)		87,203
Common stock - $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	192,148	205,585
Common stock warrants	7,611
Accumulated deficit	(4,871)	(8,798)
Deferred compensation on restricted stock grants	(723)	(732)
Accumulated other comprehensive income	656	1,026
Treasury stock at cost, 6,517 and 7,028 shares	(110,174)	(119,025)
Total shareholders’ equity	173,345	166,612
	$225,962	$225,711

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended

	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
	(unaudited)		(unaudited)
Net sales:
Products	$35,217	$35,031	$134,443	$143,815
Training and services	30,571	26,217	82,972	71,178
	65,788	61,248	217,415	214,993
Cost of sales:
Products	17,056	18,741	61,873	70,303
Training and services	10,612	9,846	26,198	24,879
	27,668	28,587	88,071	95,182
Gross margin	38,120	32,661	129,344	119,811

Selling, general, and administrative	35,947	35,128	110,388	114,553
Gain on disposal of investment in unconsolidated subsidiary	(500)		(500)
Depreciation	1,848	2,509	6,346	9,322
Amortization	1,043	1,043	3,130	3,130
Income (loss) from operations	(218)	(6,019)	9,980	(7,194)

Interest income	310	85	592	313
Interest expense	(29)	(27)	(95)	(195)
Income (loss) before provision for income taxes	63	(5,961)	10,477	(7,076)
Benefit (provision) for income taxes	3,006	812	1,203	(1,021)
Net income (loss)	3,069	(5,149)	11,680	(8,097)
Preferred stock dividends	(2,184)	(2,184)	(6,551)	(6,551)
Loss on recapitalization of preferred stock	(7,753)		(7,753)
Net loss attributable to common shareholders	$(6,868)	$(7,333)	$(2,624)	$(14,648)

Net loss attributable to common shareholders per share:
Basic and diluted (Note 11)	$(.34)	$(.37)	$(.18)	$(.73)

Weighted average number of common shares:
Basic and diluted	19,922	19,940	19,847	19,947

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Quarters Ended
	May 28, 2005	May 29, 2004
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$11,680	$(8,097)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,047	13,764
Loss (gain) on disposal of assets	35	(29)
Restructuring cost reversal	(306)
Amortization of deferred compensation	729	55
Gain on disposal of investment in unconsolidated subsidiary	(500)
Compensation related to CEO common stock grant	404
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	(6,095)	1,295
Decrease in inventories	2,253	14,152
Decrease (increase) in other assets	(742)	4,656
Decrease in accounts payable, outsourcing contract costs payable, and accrued liabilities	(5,450)	(23,436)
Increase (decrease) in other long-term liabilities	470	(161)
Decrease in income taxes payable	(1,547)	(105)
Net cash provided by operating activities	11,978	2,094

Cash flows from investing activities:
Purchases of property and equipment	(2,671)	(2,418)
Purchases of short-term investments	(10,653)	(13,430)
Sales of short-term investments	21,383	6,000
Proceeds from sale of investment in unconsolidated subsidiary	500
Proceeds from sale of property and equipment		1,554
Net cash provided by (used for) investing activities	8,559	(8,294)

Cash flows from financing activities:
Principal payments on long-term debt	(87)	(73)
Proceeds from sales of common stock from treasury	35	120
Purchase of treasury shares	(22)	(129)
Proceeds from management stock loan payments	840
Payment of preferred stock dividends	(6,551)	(6,551)
Net cash used for financing activities	(5,785)	(6,633)

Effect of foreign exchange rates on cash and cash equivalents	(473)	45
Net increase (decrease) in cash and cash equivalents	14,279	(12,788)
Cash and cash equivalents at beginning of the period	31,174	41,916
Cash and cash equivalents at end of the period	$45,453	$29,128

Supplemental disclosure of cash flow information:
Cash paid for interest	$79	$252
Cash paid for income taxes	$770	$474

Non-cash investing and financing activities:
Accrued preferred stock dividends	$2,184	$2,184
Issuance of restricted common stock awards	$720	$829
Loss on recapitalization of preferred stock	$(7,753)

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year. Corresponding quarterly periods generally consist of 13-week periods that ended on November 27, 2004, February 26, 2005, and May 28, 2005 during fiscal 2005. Under the modified 52/53-week fiscal year, the quarter ended May 28, 2005 had the same number of business days as the quarter ended May 29, 2004. However, the three quarters ended May 28, 2005 had two fewer business days than the three quarters ended May 29, 2004.

The results of operations for the quarter ended May 28, 2005 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2005.

Certain reclassifications have been made to the fiscal 2004 financial statements to conform with the current period presentation, including $10.7 million of cash equivalents at August 31, 2004 that were reclassified to short-term investments in order to conform to the fiscal 2005 financial statement presentation.

NOTE 2 - ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation and awards using the intrinsic-value method of accounting as outlined in Accounting Principles Board (APB) Opinion 25 and related interpretations. Under the intrinsic-value methodology, no compensation expense is recognized for stock option awards granted at, or above, the fair market value of the stock on the date of grant. Accordingly, no compensation expense has been recognized for the Company’s stock option plans or employee stock purchase plan in its condensed consolidated statements of operations, except as disclosed below. Had compensation expense for the Company’s stock option plans and employee stock purchase plan been determined in accordance with the fair value approach as defined by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company’s net loss attributable to common shareholders and corresponding basic and diluted earnings per share would have been the following (in thousands, except per share data):

	Quarter Ended		Three Quarters Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Net loss attributable to common shareholders, as reported	$(6,868)	$(7,333)	$(2,624)	$(14,648)
Fair value of stock-based compensation, net of tax	(112)	(199)	(2,215)	(586)
Net loss attributable to common shareholders, pro forma	$(6,980)	$(7,532)	$(4,839)	$(15,234)

Basic and diluted loss per share, as reported	$(.34)	$(.37)	$(.18)	$(.73)

Basic and diluted loss per share, pro forma	$(.35)	$(.38)	$(.29)	$(.76)

During the quarter ended May 28, 2005 the Company awarded 100,090 shares of common stock as restricted stock awards (RSA) to non-employee members of the Board of Directors and to certain key employees as a long-term incentive consistent with the RSAs previously made to other key employees. The fair value of these RSAs were calculated on the measurement date and the corresponding compensation expense was deferred as a component of shareholders’ equity and is being expensed over the vesting period of the awards, which is three years for the Board of Director RSAs and five years for the key employee awards. The vesting period of the key employee RSAs may be accelerated if specified earnings thresholds are achieved. These RSAs were valued at the closing market price of the Company’s common stock on the measurement date and resulted in a $0.3 million increase to deferred compensation in the Company’s balance sheet. The cost of the common stock issued from treasury stock was $1.7 million and the difference between the cost of the treasury stock and fair value of the award, which totaled $1.4 million, was recorded as a reduction of additional paid-in capital. In addition, the key employee RSA recipients received cash bonuses for a portion of the income tax consequences of the RSA. The cash bonuses totaled less than $0.1 million and were expensed as a component of selling, general, and administrative expense when the RSAs were granted.

For the three quarters ended May 28, 2005, the Company awarded a total of 325,090 shares of common stock as RSAs that resulted in a $0.7 million increase to deferred compensation in the Company’s balance sheet. The cost of the common stock issued from treasury stock was $5.4 million and the difference between the cost of treasury stock and the fair value of the award, which totaled $4.7 million, was recorded as a reduction of additional paid-in capital.

The RSAs previously granted to key employees in January 2004 and to the Company’s Chief Executive Officer (CEO) in December 2004 contain accelerated vesting provisions if the Company achieves specified earnings thresholds. During the quarter ended May 28, 2005, the Company achieved the specified earnings thresholds required to accelerate the vesting for one-half of these awards. Accordingly, during the quarter and three quarters ended May 28, 2005, the Company expensed an additional $0.2 million and $0.5 million, respectively, of deferred compensation for the anticipated accelerated vesting of these restricted stock awards.

NOTE 3 - CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. Cash and cash equivalents primarily consist of interest-bearing bank accounts, money market funds, and short-term certificates of deposit.

The Company considers highly liquid investments with an effective maturity to the Company of more than three months and less than one year to be short-term investments. The Company defines effective maturity as the shorter of the original maturity to the Company or the effective maturity as a result of the periodic auction of its investments classified as available for sale. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. At August 31, 2004, the Company had short-term investments of $10.7 million, which were classified as available-for-sale securities and were recorded at fair value, which approximated cost. The Company had no short-term investments at May 28, 2005.

Realized gains and losses on the sale of available for sale short-term investments were insignificant for the periods presented. Unrealized gains and losses on short-term investments were also insignificant for the periods presented. The Company uses the specific identification method to compute the gains and losses on its short-term investments.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	May 28, 2005	August 31, 2004

Finished goods	$18,007	$19,756
Work in process	882	978
Raw materials	2,619	2,959

	$21,508	$23,693

NOTE 5 - INTANGIBLE ASSETS

The Company’s intangible assets were comprised of the following (in thousands):

May 28, 2005	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
License rights	$27,000	$(6,246)	$20,754
Curriculum	58,230	(24,626)	33,604
Customer lists	18,774	(11,744)	7,030
Trade names	1,277	(1,277)	-
	105,281	(43,893)	61,388

Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
Balance at May 28, 2005	$128,281	$(43,893)	$84,388

August 31, 2004
Definite-lived intangible assets:
License rights	$27,000	$(5,543)	$21,457
Curriculum	58,221	(23,067)	35,154
Customer lists	18,774	(10,878)	7,896
Trade names	1,277	(1,277)	-
	105,272	(40,765)	64,507

Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
Balance at August 31, 2004	$128,272	$(40,765)	$87,507

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

The Company’s aggregate amortization expense totaled $1.0 million for each of the quarters ended May 28, 2005 and May 29, 2004. Total amortization expense was $3.1 million for each of the three quarters ended May 28, 2005 and May 29, 2004.

NOTE 6 - RESTRUCTURING AND STORE CLOSURE COSTS

Restructuring Costs

During fiscal 1999, the Company’s Board of Directors approved a plan to restructure the Company’s operations, reduce its workforce, and formally exit the Company’s leased office space located in Provo, Utah. The Company, under a long-term agreement, leased the Provo office space in buildings that were owned by partnerships, the majority interest of which were owned by a Vice-Chairman of the Board of Directors and certain other employees and former employees of the Company. During the quarter ended November 27, 2004, the Company exercised an option, available under its master lease agreement, to purchase, and simultaneously sell, the office facility to the current tenant, an unrelated party. Based on the continuing negative cash flow associated with these buildings, and other factors, the Company determined that it was in its best interest to exercise the option and sell the property. The negotiated purchase price with the landlord was $14.0 million and the tenant agreed to purchase the property for $12.5 million. These prices were within the range of estimated fair values of the buildings as determined by an independent appraisal obtained by the Company. The Company paid the difference between the sale and purchase prices, plus other closing costs, which were included as a component of the restructuring plan accrual. After accounting for the sale transaction, the remaining fiscal 1999 accrued restructuring costs, which totaled $0.3 million, were reversed and recorded as a reduction to selling, general, and administrative expenses in the Company’s condensed consolidated statement of operations. The Company has no further obligations under the fiscal 1999 restructuring plan.

Store Closure Costs

The Company regularly assesses the operating performance of its retail stores, including previous operating performance trends and projected future profitability. During this assessment process, judgments are made as to whether under-performing or unprofitable stores should be closed. As a result of this evaluation process, the Company closed 9 stores during the quarter ended May 28, 2005 and closed 1 additional store subsequent to May 28, 2005. For the three quarters ended May 28, 2005, the Company has closed 23 retail locations and may close additional retail locations during the remainder of fiscal 2005 if further analysis indicates that the Company’s operating results may be improved through additional closures. The Company has incurred severance and lease termination costs related to these store closure activities, which are included as a component of selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations.

The components of the restructuring and store closure accrual were as follows for the periods indicated (in thousands):

	Severance Costs	Leased Space Exit Costs	Total
Balance at August 31, 2004	$16	$2,766	$2,782
Charges to the accrual	178	67	245
Amounts utilized	(16)	(2,207)	(2,223)
Balance at November 27, 2004	178	626	804
Charges to the accrual	79	169	248
Amounts utilized	(23)	(102)	(125)
Balance at February 26, 2005	234	693	927
Charges to the accrual	-	9	9
Amounts utilized	(179)	(80)	(259)
Balance at May 28, 2005	$55	$622	$677

At May 28, 2005, accrued store closure costs were recorded as accrued liabilities in the Company’s condensed consolidated balance sheet. During the three quarters ended May 28, 2005 the Company accrued and expensed additional leased space exit costs totaling $0.2 million related to changes in estimated sublease receipts on 3 retail store closures that occurred during prior fiscal years. Although the Company believes that its accruals for retail store closures are adequate at May 28, 2005, these amounts are partially based upon estimates and may change if actual amounts related to these activities differ.

NOTE 7 - PREFERRED STOCK RECAPITALIZATION

On March 4, 2005, at the Annual Meeting of Shareholders, the Company’s shareholders approved a plan to recapitalize the Company’s preferred stock. Under terms of the recapitalization plan, the Company completed a one-to-four forward split of the existing Series A preferred stock and then bifurcated each share of Series A preferred stock into a new share of Series A preferred stock that is no longer convertible into common stock, and a warrant to purchase shares of common stock. The new Series A preferred stock retains its common-equivalent voting rights and will automatically convert to shares of Series B preferred stock if the holder of the original Series A preferred stock sells, or transfers, the preferred stock to another party. Series B preferred stock does not have common-equivalent voting rights, but retains substantially all other characteristics of the new Series A preferred stock. The recapitalization transaction will enable the Company to:

▪	Have the conditional right to redeem shares of preferred stock;
▪
Place a limit on the period in which the Company may be required to issue common stock. The new warrants to purchase shares of common stock expire in eight years, compared to the perpetual right of previously existing Series A preferred stock to convert to shares of common stock;

▪	Increase the Company's ability to purchase shares of its common stock. Previous purchases of common stock were limited and potentially subject to the approval of Series A preferred shareholders;
▪
Create the possibility that the Company may receive cash upon issuing additional shares of common stock to Series A preferred shareholders.  The warrants have an exercise price of $8.00 per share compared to the existing right of Series A preferred shareholders to convert their preferred shares into common shares without paying cash; and

▪	Eliminate the requirement to pay common stock dividends to preferred shareholders on an "as converted" basis.

Each previously existing Series A preferred shareholder received a warrant to purchase a number of common shares equal to 71.43 shares for each $1,000 ($14 per share) in aggregate liquidation value of Series A preferred shares held immediately prior to the recapitalization transaction. The exercise price of each warrant is $8.00 per share (subject to customary anti-dilution and exercise features) and the warrants will be exercisable over an eight-year term.

Upon completion of the recapitalization transaction, Series A preferred rights were amended to prevent the conversion of Series A preferred stock to shares of common stock. Series B preferred stock rights were amended to be substantially equivalent to Series A rights, except for the eliminated voting rights. The rights of the new Series A and Series B preferred stock include the following:

▪
 Liquidation Preference- Both Series A and Series B preferred stock have a liquidation preference of $25.00 per share plus accrued unpaid dividends, which will be paid in preference to the liquidation rights of all other equity classes.

▪
 Conversion - Neither Series A nor Series B preferred stock is convertible to shares of common stock. Series A preferred stock converts into shares of Series B upon the sale or transfer of the Series A shares. Series B preferred stock does not have any conversion rights.

▪
 Dividends - Both Series A and Series B preferred stock accrue dividends at 10.0 percent, payable quarterly, in preference to dividends on all other equity classes. If dividends are in arrears for six or more quarters, the number of the Company’s Board of Directors will be increased by two and the Series A and Series B preferred shareholders will have the ability to select these additional directors. Series A and Series B preferred stock may not participate in dividends paid to common stockholders.

▪
 Redemption - The Company may redeem any of the Series A or Series B preferred shares during the first year following the recapitalization at a price per share equal to 100 percent of the liquidation preference. Subsequent to the first anniversary of the recapitalization and before the fifth anniversary of the transaction, the Company may only purchase preferred shares (up to $30.0 million in aggregate) from Knowledge Capital, which holds the majority of the Company’s preferred stock, at a premium that increases one percentage point annually. After the sixth anniversary of the recapitalization, the Company may redeem any shares of preferred stock at 101 percent of the liquidation preference on the date of redemption.

▪
 Change in Control - In the event of any change in control of the Company, Knowledge Capital, to the extent that it still holds shares of Series A preferred stock, will have the option to receive a cash payment equal to 101 percent of the liquidation preference of its Series A preferred shares then held. The remaining Series A and Series B preferred shareholders have no such option.

▪
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

▪
 Registration Rights - The Company is required to use its best efforts to register the resale of all shares of common stock and shares of Series B preferred stock issuable upon the transfer and conversion of the Series A preferred stock held by Knowledge Capital and certain permitted transferees of Knowledge Capital within 240 days following the initial filing of the registration statement covering such shares. The initial filing of the registration statement was required to occur within 120 days following the closing of the recapitalization transaction. However, the Company obtained an extension on this filing date from Knowledge Capital to August 31, 2005, and the Company is currently in the process of preparing the initial registration statement. Any failure by the Company to cause such registration statement to be declared effective within the specified time period would require the Company to pay to Knowledge Capital and such permitted transferees a penalty amount for each share equal to two percent per annum of the $25 face value of the preferred stock calculated based upon the number of days that such registration statement has not been declared effective. Additionally, the Company would have the obligation to use its best efforts to register the resale of the shares of common stock Knowledge Capital and certain permitted transferees could receive pursuant to the exercise of the common stock warrants issued to Knowledge Capital at the closing of the recapitalization transaction, provided the obligation to register the resale of such shares would be conditioned upon the weighted average sales price of the common stock over the previous ten trading days being at least 80 percent of the common stock warrant exercise price.

In order to account for the various aspects of the recapitalization transaction, the Company considered guidance found in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity, Emerging Issues Task Force (EITF) Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, EITF Issue D-98 Classification and Measurement of Redeemable Securities, and EITF Issue D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. Based upon the relevant guidance found in these pronouncements, the Company accounted for the various aspects of the preferred stock recapitalization as follows:

New Series A and Series B Preferred Stock - The new shares of preferred stock will continue to be classified as a component of shareholders’ equity since its conversion into cash or common stock is solely within the control of the Company as there are no provisions in the recapitalization documents that would obligate the Company to redeem shares of the Series A or Series B preferred stock. In addition, by virtue of the Utah Control Shares Act, the Company’s Bylaws, and the special voting rights of the preferred shareholders, there are no circumstances under which a third party could acquire controlling voting power of the Company’s stock without consent of the Company’s Board of Directors and thus trigger the Company’s obligation to redeem the new preferred stock. Due to the significant modifications to existing shares of Series A and Series B preferred stock, the Company believes that previously outstanding preferred stock was replaced with new classes of preferred stock and common stock warrants. As a result, the new preferred stock was recorded at its fair value on the date of modification. Consistent with other equity instruments, the carrying value of the new preferred stock will not be subsequently adjusted to its fair market value at the end of any reporting period.

The Company engaged an independent valuation firm to determine the fair value of the newly issued shares of preferred stock prior to the March 8, 2005 recapitalization closing date. The fair value of the new preferred stock under this valuation was preliminarily determined to be $20.77 per share, or $4.23 per share less than the preferred stock’s liquidation preference of $25.00 per share. Based upon this valuation, the Company would have recorded a recapitalization gain of approximately $7.7 million during the quarter ended May 28, 2005 and also would have recorded losses in future periods for redemptions at the liquidation preference.

Subsequent to this valuation, the Company completed the sale of its corporate headquarters facility and redeemed $30.0 million, or 1.2 million shares, of preferred stock at its liquidation preference (Note 15) and is considering additional redemptions of preferred stock at the liquidation preference in the near future. Based upon these considerations and other factors, including the improvements in the Company’s operating results, the Company determined that the liquidation preference ($25.00 per share) is more indicative of the fair value of the preferred stock at the date of the recapitalization transaction. Accordingly, the Company recorded a loss of $7.8 million from the recapitalization transaction since the aggregate fair value of the new shares of preferred stock and warrants (see warrant discussion below) exceeded the carrying value of the old preferred stock.

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

Accordingly, the Company recorded the warrants at their fair value, as determined using a Black-Scholes valuation model, on the date of the transaction as a component of shareholders’ equity. Subsequent changes in fair value will not be recorded in the Company’s financial statements as long as the warrants remain classified as shareholders’ equity in accordance with EITF Issue 00-19. At the date of the recapitalization transaction, the warrants had a fair value of $1.22 per share, or approximately $7.6 million in total. The Company issued 6.2 million common stock warrants in connection with the recapitalization transaction.

Derivatives - The modified preferred stock agreement contains a feature that allows the Company to redeem preferred stock at its liquidation preference in the first year following the recapitalization transaction and at 101 percent of the liquidation preference after the sixth anniversary of the recapitalization transaction. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company has determined that this embedded call feature is not a derivative because the contract is both 1) indexed in Company stock, and 2) is classified in stockholders’ equity on the Company’s balance sheet.

A separate agreement exists with Knowledge Capital, the entity that holds the majority of the Series A preferred stock, which contains a call option to redeem $30.0 million of preferred stock at 100 percent to 103 percent of the liquidation preference as well as a “change in control” put option at 101 percent of the liquidation preference. This agreement is a derivative and meets the criteria found in paragraph 11 of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, to be separately accounted for as a liability. Therefore, the incremental redemption features (the amounts in excess of the 101 percent call option) will be valued at fair value based upon the likelihood of exercise and the expected incremental amount to be paid upon exercise. This derivative-based liability will require adjustment to fair value at each reporting period and had an initial value of zero on the date of the recapitalization transaction. As of May 28, 2005, the fair value of this derivative-based liability was zero.

NOTE 8 - GAIN ON DISPOSAL OF INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

During fiscal 2003, the Company purchased approximately 20 percent of the capital stock (subsequently diluted to approximately 12 percent ownership) of Agilix Labs, Inc. (Agilix), a Delaware corporation, for cash payments totaling $1.0 million. Agilix is a development stage enterprise that develops software applications, including the majority of the Company’s software applications that are available for sale to external customers. The Company used the equity method of accounting for its investment in Agilix, as the Company appointed a member to Agilix’s board of directors and had the ability to exercise significant influence over the operations of Agilix. Although the Company continues to sell software developed by Agilix, uncertainties in Agilix’s business plan developed during the Company’s fiscal quarter ended March 1, 2003 and their potential adverse effects on Agilix’s operations and future cash flows were significant. The Company determined that its ability to recover the carrying value of the investment in Agilix was remote. Accordingly, the Company impaired and expensed its remaining investment in Agilix of $0.9 million during the quarter ended March 1, 2003.

During the quarter ended May 28, 2005, certain affiliates of Agilix purchased the shares of capital stock held by the Company for $0.5 million in cash, which was reported as a gain on disposal of investment in unconsolidated subsidiary. Following the sale of the Agilix capital stock, the Company has no remaining ownership interest in Agilix and no representative on their board of directors.

NOTE 9 - INCOME TAXES

The Company recorded income tax benefits for the quarters ended May 28, 2005 and May 29, 2004 totaling $3.0 million and $0.8 million, respectively. For the three quarters ended May 28, 2005, the Company recognized an income tax benefit of $1.2 million compared to an income tax provision of $1.0 million for the corresponding period ended May 29, 2004. Except for the income tax provision recognized for the three quarters ended May 29, 2004, the income tax benefits during these periods resulted primarily from the resolution of various tax matters, partially offset by income taxes incurred by the Company’s profitable foreign subsidiaries and foreign income taxes on payments received from foreign licensees. The income tax provision for the three quarters ended May 29, 2004 resulted from income taxes incurred by the Company’s foreign subsidiaries and foreign income taxes on payments received from foreign licensees, partially offset by the income tax benefits of resolving various tax matters. The increase in the recorded benefit was primarily due to the magnitude of the tax matters that were resolved in fiscal 2005 compared to the issues resolved in the prior year. During the periods ended May 28, 2005 and May 29, 2004, the Company was unable to offset its tax liabilities in foreign jurisdictions with its domestic operating loss carryforwards. In addition, a history of significant operating losses has precluded the Company from demonstrating that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of other deferred income tax assets will be realized. Accordingly, the Company has recorded valuation allowances on its domestic deferred income tax assets.

NOTE 10 - COMPREHENSIVE INCOME

Comprehensive income includes charges and credits to equity accounts that are not the result of transactions with shareholders and is comprised of net income or loss and other comprehensive income and loss items. Comprehensive income for the Company was as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Net income (loss)	$3,069	$(5,149)	$11,680	$(8,097)
Other comprehensive income (loss) items:
Adjustment for fair value of hedge derivatives	-	(62)	(318)	(62)
Foreign currency translation adjustments	(455)	(285)	(52)	506
Comprehensive income (loss)	$2,614	$(5,496)	$11,310	$(7,653)

NOTE 11 - EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income or loss available to common shareholders, by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate. Following the preferred stock recapitalization (Note 7), the Company’s preferred stock is no longer convertible or entitled to participate in dividends payable to holders of common stock. Accordingly, the Company no longer uses the two class method as defined in SFAS No. 128, Earnings Per Share, and EITF Issue 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 to calculate basic EPS for periods after February 26, 2005. The following table presents the computation of the Company’s EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Three Quarters Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Net income (loss)	$3,069	$(5,149)	$11,680	$(8,097)
Non-convertible preferred stock dividends	(2,184)		(2,184)
Convertible preferred stock dividends		(2,184)	(4,367)	(6,551)
Loss on recapitalization of preferred stock	(7,753)		(7,753)
Net loss attributable to common shareholders	$(6,868)	$(7,333)	$(2,624)	$(14,648)

Undistributed income (loss) through February 26, 2005	$-	$-	$4,244	$-
Common stock ownership on an as-converted basis	-	-	76%	-
Common shareholder interest in undistributed income through February 26, 2005	-	-	3,225	-
Undistributed loss for the quarters ended May 28, 2005 and May 29, 2004	(6,868)	(7,333)	(6,868)	(14,648)
Common shareholder interest in undistributed loss (1)	$(6,868)	$(7,333)	$(3,643)	$(14,648)

Weighted average common shares outstanding - Basic	19,922	19,940	19,847	19,947
Common share equivalents (2)	-	-	-	-
Weighted average common shares outstanding - Diluted	19,922	19,940	19,847	19,947

Basic EPS - Common	$(.34)	$(.37)	$(.18)	$(.73)
Diluted EPS - Common	$(.34)	$(.37)	$(.18)	$(.73)

(1) Preferred shareholders do not participate in any undistributed losses with common shareholders, therefore no adjustment to the fiscal 2004 loss per share information was made.

(2) For the quarter and three quarters ended May 28, 2005 and May 29, 2004, conversion of common share equivalents is not assumed because such conversion would be anti-dilutive.

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

	Quarter Ended		Three Quarters Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Number of Series A preferred stock shares on an “as converted” basis	-	6,239	-	6,239
Common stock equivalents from the assumed exercise of in-the-money stock options	24	29	17	21
Common stock equivalents from non-vested restricted stock deferred compensation	405	-	151	-
	429	6,268	168	6,260

At May 28, 2005 the Company had approximately 2.3 million stock options outstanding which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common shares. Also, a result of the preferred stock recapitalization, the Company issued 6.2 million common stock warrants during the quarter ended May 28, 2005 with an exercise price of $8.00 per share that were not included in the Company’s EPS calculation because their exercise price was higher than the average market price of the Company’s common stock. These warrants, which expire in eight years, may have a dilutive impact on the Company’s EPS in future periods.

NOTE 12 - SEGMENT INFORMATION

The Company has two reporting segments: the Consumer and Small Business Unit (CSBU) and the Organizational Solutions Business Unit (OSBU). The following is a description of the Company’s reporting segments, their primary operating components, and their significant business activities:

Consumer and Small Business Unit - This business unit is primarily focused on sales to individual customers and small business organizations and includes the results of the Company’s domestic retail stores, consumer direct operations (catalog and eCommerce), wholesale operations and other related distribution channels, including government product sales and domestic printing and publishing sales. The CSBU results of operations also include the financial results of the Company’s paper planner manufacturing operations. Although CSBU sales primarily consist of products such as planners, binders, software, and handheld electronic planning devices, virtually any component of the Company’s leadership, productivity, and strategy execution solutions may be purchased through CSBU channels. The Company has recently expanded its efforts to increase sales to small businesses through its CSBU channels.

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

SEGMENT INFORMATION
(in thousands)

	Consumer and Small Business Unit				Organizational Solutions Business Unit
Quarter Ended May 28, 2005	Retail	Consumer Direct	Wholesale	Other CSBU	OSG	International	Corporate and Eliminations	Consolidated
Sales to external customers	$13,443	$10,114	$7,627	$792	$20,766	$13,046		$65,788
Gross margin	7,392	5,737	3,459	(187)	13,045	8,674		38,120
EBITDA	(1,083)	3,863	3,292	(5,014)	2,354	2,744	(3,483)	2,673
Depreciation	614	23		163	74	331	643	1,848
Amortization				86	954	2	1	1,043

Quarter Ended May 29, 2004
Sales to external customers	$16,005	$9,685	$6,820	$629	$15,862	$12,247		$61,248
Gross margin	8,184	5,296	3,069	(1,526)	9,491	8,147		32,661
EBITDA	(2,968)	3,039	2,861	(5,639)	287	2,390	(2,437)	(2,467)
Depreciation	819	249		242	87	353	759	2,509
Amortization				86	954	2	1	1,043

Three Quarters Ended May 28, 2005
Sales to external customers	$59,886	$44,016	$16,107	$2,542	$53,677	$41,187		$217,415
Gross margin	34,369	25,590	7,536	(1,865)	35,621	28,093		129,344
EBITDA	5,453	19,284	6,995	(17,607)	5,398	9,903	(9,970)	19,456
Depreciation	2,136	516		512	228	994	1,960	6,346
Amortization				258	2,862	5	5	3,130

Three Quarters Ended May 29, 2004
Sales to external customers	$71,341	$44,162	$16,946	$1,850	$42,920	$37,774		$214,993
Gross margin	38,480	25,131	7,537	(3,757)	26,679	25,741		119,811
EBITDA	2,242	16,200	6,747	(18,407)	(2,750)	8,425	(7,199)	5,258
Depreciation	2,607	807	1	944	518	985	3,460	9,322
Amortization				258	2,862	6	4	3,130

A reconciliation of reportable segment EBITDA to consolidated loss before income taxes is provided below (in thousands):

	Quarter Ended		Three Quarters Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Reportable segment EBITDA	$6,156	$(30)	$29,426	$12,457
Restructuring cost reversal			306
Recovery of investment in unconsolidated subsidiary	500		500
Corporate expenses	(3,983)	(2,437)	(10,776)	(7,199)
Consolidated EBITDA	2,673	(2,467)	19,456	5,258
Depreciation	(1,848)	(2,509)	(6,346)	(9,322)
Amortization	(1,043)	(1,043)	(3,130)	(3,130)
Income (loss) from operations	(218)	(6,019)	9,980	(7,194)
Interest income	310	85	592	313
Interest expense	(29)	(27)	(95)	(195)
Income (loss) before provision for income taxes	$63	$(5,961)	$10,477	$(7,076)

NOTE 13 - EXECUTIVE SEPARATION AGREEMENT

Effective March 29, 2005, Val J. Christensen, Executive Vice-President, General Counsel and Secretary of the Company, terminated his service as an executive officer and employee of the Company. Under the terms of the corresponding Separation Agreement, the Company paid Mr. Christensen a lump-sum severance amount totaling $0.9 million, less applicable withholdings. In addition, he will receive the cash performance bonus he would have been entitled to for the current fiscal year as if he had remained employed in his prior position and his performance objectives for the year were met, which is estimated to be $0.2 million. In addition to these payments, his shares of restricted stock were fully vested and he received a bonus of $0.1 million, which was equivalent to other bonuses awarded in the January 2004 RSA, to offset a portion of the income taxes resulting from the vesting of his restricted stock award. The Company also waived the requirement that his fully-vested stock options be exercised within 90 days of his termination and allowed the options to be exercised through the term of the option agreement. The Company accounted for the stock option modifications under APB Opinion 25 and related pronouncements and did not recognize additional compensation expense in the Company’s financial statements as the fair value of the Company’s stock was less than the exercise price of the modified stock options on the re-measurement date. However, the fair value of these stock option modifications using guidance in SFAS No. 123 was approximately $0.1 million and was included in the pro forma stock-based compensation expense reported in Note 2. Subsequent to his separation, the Board of Directors approved modifications to his management stock loan substantially similar to the modifications granted to other loan participants by the Board of Directors in May 2004 under which the Company will forego certain of its rights under the terms of the loans in order to potentially improve the participants’ ability to pay, and the Company’s ability to collect, the outstanding balances of the loans.

Subsequent to entering into the Separation Agreement, the Company and Mr. Christensen entered into a Legal Services Agreement that is effective March 29, 2005. Under terms of the Legal Services Agreement, the Company retained Mr. Christensen as independent legal counsel to provide services to the Company for a minimum of 1,000 hours per year. The Legal Services Agreement allows the Company to benefit from Mr. Christensen’s extensive institutional knowledge and experience gained from serving as the Company’s General Counsel as well as his experience representing the Company as external counsel for several years prior to joining the Company. The Company will pay Mr. Christensen an annual retainer in the amount of $0.2 million, the equivalent of $225 per hour for each hour of legal services, and $325 per hour for every hour of legal services, if any, provided in excess of 1,000 hours in any given year. Further, Mr. Christensen will be an independent contractor and not entitled to Company benefits for performing these services.

NOTE 14 - LEGAL SETTLEMENT

In fiscal 2002, the Company brought legal action against World Marketing Alliance, Inc., a Georgia corporation (WMA) and World Financial Group, Inc., a Delaware corporation and the purchaser of substantially all assets of WMA, for breach of contract. The case proceeded to jury trial commencing October 25, 2004. The jury rendered a verdict in the Company’s favor and against WMA on November 1, 2004 for the entire unpaid contract amount of approximately $1.1 million. In addition to the verdict, the Company recovered legal fees totaling $0.3 million and pre- and post-judgment interest of $0.3 million from WMA. The Company received payment in cash for the legal settlement during the quarter ended May 28, 2005. However, shortly after paying the legal settlement, WMA appealed the jury decision to the 10th Circuit Court of Appeals. As a result of the appeal, the Company recorded the cash received and a corresponding increase to accrued liabilities, and will not recognize the gain from the legal settlement until the case is completely resolved.

NOTE 15 - SUBSEQUENT EVENTS

Sale of Corporate Headquarters Facility

On June 21, 2005 the Company completed the sale and leaseback of its corporate headquarters facility, located in Salt Lake City, Utah. The sale price was $33.8 million in cash and after deducting customary closing costs, including commissions and payment of the remaining mortgage on one of the buildings, the Company received net proceeds totaling $32.4 million. In connection with the transaction, the Company entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group. The master lease on the corporate headquarters facility requires monthly payments totaling $3.0 million per year for the first five years of the contract and two percent annual increases thereafter through the remaining term of the master lease agreement. The master lease agreement also contains six five-year options to renew the master lease agreement, thus allowing the Company to maintain its operations at the current location for up to 50 years.

Redemption of Preferred Stock

Subsequent to May 28, 2005, the Company used $30.0 million of the proceeds from the sale of its corporate headquarters facility to redeem 1.2 million shares of Series A preferred stock (Note 7). The redemption was made under the provisions of the recently approved recapitalization plan and was at 100 percent of the liquidation preference for the shares of preferred stock. This redemption will reduce the Company’s preferred stock dividend obligation by $3.0 million per year.

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

RESULTS OF OPERATIONS

Overview

Our third fiscal quarter, which includes the months of March, April, and May has historically reflected seasonally lower product sales, but generally stronger training and service sales compared to our first two fiscal quarters. As a result of seasonal product sales factors, our third fiscal quarter has not historically been as profitable as other quarters of our fiscal year. However, our financial results for the quarter and three quarters ended May 28, 2005 continue to demonstrate significant improvements over the comparable periods of the prior year, including increased sales, improved gross margins, and lower operating costs, and reflects the favorable momentum that began in prior periods. For the quarter ended May 28, 2005, our loss from operations improved to $0.2 million, compared to a loss of $6.0 million in the prior year. Our operating income for the three quarters ended May 28, 2005 improved by $17.2 million as we recognized operating income of $10.0 million compared to an operating loss of $7.2 million for the first three quarters of fiscal 2004. Including a $7.8 million loss from our preferred stock recapitalization, our net loss attributable to common shareholders for the quarter ended May 28, 2005 was $6.9 million, compared to a net loss in the prior year of $7.3 million. For the three quarters ended May 28, 2005, our net loss attributable to common shareholders improved by $12.0 million and was $2.6 million compared to a net loss of $14.6 million for the corresponding period of fiscal 2004. The net loss for the three quarters ended May 28, 2005 includes the $7.8 million loss from our preferred stock recapitalization and reduced net income available to common shareholders on a comparable basis to the prior year from $5.1 million to the reported loss of $2.6 million. The primary factors that influenced our reported financial results for the quarter ended May 28, 2005 were as follows:

▪
Sales Performance -  Training and consulting services sales increased $4.4 million compared to the third quarter of the prior year, which was attributable to increased training and consulting sales in both domestic and international delivery channels. We have recently completed significant enhancements to The 7 Habits of Highly Effective People training courses and related products, which were released in March 2005. We believe that our refreshed course materials and related products, in combination with our other training offerings, will be a factor in continuing improvements in our training and consulting sales performance.

Product sales increased by $0.2 million, which was primarily due to improved “core” product (e.g. planners, binders, and totes) sales, the timing of wholesale product orders, and increased publishing revenue in Japan related to the release of The 8th Habit, From Effectiveness to Greatness, by Dr. Stephen R. Covey. These favorable product sales results were partially offset by the impact of closed retail stores and declining technology and specialty product sales compared to the prior year.

▪
Gross Margin Improvement - Our gross margin improved compared to the prior year primarily due to increased training and consulting sales as a percent of total sales, favorable product and training program mix changes, reduced product costs, and lower overall costs in delivering our training and consulting service sales.

▪
Decreased Operating Costs - Overall operating costs decreased by $0.3 million, primarily due to reduced depreciation and the recovery of a previously impaired investment in an unconsolidated subsidiary. However, our selling, general, and administrative (SG&A) expenses increased compared to the prior year primarily due to higher commissions on increased training sales and severance costs related to an executive separation agreement. Consistent with prior periods, we continue to seek for and implement strategies that will enable us to reduce our operating costs in order to improve our profitability.

▪
Income Taxes - We recognized a net income tax benefit totaling $3.0 million during the quarter ended May 28, 2005 compared to a $0.8 million benefit in the prior year. The tax benefit for the quarter ended May 28, 2005 resulted primarily from the resolution of various income tax matters, that were partially offset by income taxes incurred by the Company’s profitable foreign subsidiaries and foreign income taxes on payments received from foreign licensees.

▪
Completion of the Preferred Stock Recapitalization - During the quarter, we completed a preferred stock recapitalization and recorded a $7.8 million loss resulting from the revaluation of our preferred stock and valuation of the newly issued common stock warrants.

Although we achieved improved financial results compared to the prior year, we have not yet attained our targeted business model and we are therefore continuing our efforts to increase sales, improve gross margins, and reduce operating costs in order to achieve consistently profitable operations. Further details regarding our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended May 28, 2005 Compared to the Quarter Ended May 29, 2004

Sales

The following table sets forth sales data for our operating segments (in thousands):

	Quarter Ended			Three Quarters Ended
	May 28, 2005	May 29, 2004	Percent Change	May 28, 2005	May 29, 2004	Percent Change
Consumer and Small Business Unit:
Retail Stores	$13,443	$16,005	(16)	$59,886	71,341	(16)
Consumer Direct	10,114	9,685	4	44,016	44,162	-
Wholesale	7,627	6,820	12	16,107	16,946	(5)
Other CSBU	792	629	26	2,542	1,850	37
	31,976	33,139	(4)	122,551	134,299	(9)
Organizational Solutions Business Unit:
Organizational Solutions Group	20,766	15,862	31	53,677	42,920	25
International	13,046	12,247	7	41,187	37,774	9
	33,812	28,109	20	94,864	80,694	18
Total Sales	$65,788	$61,248	7	$217,415	$214,993	1

Product Sales - Product sales, which primarily consist of planners, binders, software, handheld electronic planning devices, and publishing services, which are primarily sold through our Consumer and Small Business Unit (CSBU) channels, increased $0.2 million, or one percent, compared to the quarter ended May 29, 2004. The slight increase in product sales was primarily due to improved core product sales, sales performance in our wholesale channel, and increased publishing revenues in Japan (which are recognized as international sales in the Organizational Solutions Business Unit) related to the release of The 8th Habit, From Effectiveness to Greatness, by Dr. Stephen R. Covey. These sales improvements were partially offset by decreased retail store sales. The following is a description of significant sales fluctuations in our CSBU channels:

▪
Retail Sales -  The decline in retail sales was primarily due to fewer stores, the impact of which totaled $2.4 million, and reduced technology and specialty product sales, which totaled $1.2 million. Declining technology and specialty product sales were partially offset by increased “core” product (e.g. planners, binders, and totes) sales during the period. Comparable store (stores which were open during the comparable periods) sales declined by two percent compared to the prior year. During fiscal 2004, we closed 18 retail store locations and we have closed 23 additional stores during the first three quarters of fiscal 2005. At May 28, 2005, we were operating 112 retail stores compared to 141 stores at May 29, 2004.

▪
Consumer Direct -  Sales through our consumer direct channels (catalog and eCommerce) improved primarily due to increased “core” product sales compared to the prior year and from sales that transitioned to these channels from closed stores.

▪	Wholesale Sales - Sales through our wholesale channel, which includes sales to office superstores and other retail chains, increased primarily due to the timing of product sales to these entities.

Training and Consulting Services Sales - We offer a variety of training solutions, training related products, and consulting services focused on productivity, leadership, strategy execution, sales force performance, and effective communications training programs that are provided both domestically and internationally through the Organizational Solutions Business Unit (OSBU). Our overall training and related consulting service sales increased by $4.4 million, or 17 percent, compared to the same period of the prior year. The improvement in training sales was reflected in increased domestic training program sales, which are delivered through our Organizational Sales Group (OSG), as well as through our international operations. OSG sales performance improved in nearly all of our domestic sales regions and was primarily attributable to increased client facilitated sales of the enhanced The 7 Habits of Highly Effective People training course, improved sales of our 4 Disciplines of Leadership and xQ offerings, and increased sales performance group sales. International sales improved primarily due to the translation of foreign sales amounts as foreign currencies strengthened against the United States dollar increased sales in Japan, and increased licensee royalty revenues. The favorable impact of currency translation on reported international revenues totaled $0.5 million for the quarter ended May 28, 2005.

Gross Margin

Gross margin consists of net sales less the cost of goods sold or services provided. Our overall gross margin for the quarter improved to 57.9 percent of sales, compared to 53.3 percent in the comparable quarter of fiscal 2004. This overall gross margin improvement is consistent with gross margin performance during our first two quarters of fiscal 2005 and was primarily due to increased training and consulting sales as a percent of total sales, favorable product mix changes, and improved margins on our training and consulting service sales. Training and consulting service sales, which typically have higher gross margins than our product sales, increased to 46 percent of total sales during the quarter ended May 28, 2005 compared to 43 percent in the prior year. Our gross margin on product sales improved to 51.6 percent compared to 46.5 percent in fiscal 2004 and was primarily due to a favorable shift in our product mix as sales of higher-margin paper products and binders increased as a percent of total sales, while sales of lower-margin technology and specialty products continue to decline. Additionally, the overall margin on paper and binder sales has improved through focused cost reduction efforts and improved inventory management.

Training and related consulting services gross margin, as a percent of sales of these services, improved to 65.3 percent compared to 62.4 percent in the corresponding quarter of fiscal 2004. The improvement in our training and consulting services gross margin was primarily due to a continued shift in training sales mix toward higher-margin courses and offerings, reduced costs for training materials, such as participant manuals and related items, and overall lower costs associated with training sales.

Operating Expenses

Selling, General and Administrative - Our selling, general, and administrative expenses increased $0.8 million, or two percent, compared to the corresponding quarter of fiscal 2004. However, total SG&A expense as a percent of sales decreased to 54.6 percent compared to 57.4 percent in the prior year. We continue to implement cost-cutting strategies that have been successful in reducing our operating costs, including retail store closures, headcount reductions, consolidation of corporate office space, and other measures designed to focus our resources on critical activities and projects. However, during the quarter ended May 28, 2005 our cost reduction efforts were offset by expenses related to increased commission expenses related to increased training sales, severance costs for a former executive officer, and additional costs associated with the preferred stock recapitalization. We also recognized $0.1 million of expense related to the closure of retail store locations during the quarter as described below.

We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability. During this assessment process, judgments are made as to whether under-performing or unprofitable stores should be closed. As a result of this evaluation process, we closed 9 stores during the quarter ended May 28, 2005, closed 1 additional store subsequent to May 28, 2005, and may close additional retail locations during the remainder of fiscal 2005. The number of retail stores that we plan to close may increase if further analysis indicates that the Company’s operating results may be improved through additional closures, due to the higher costs associated with operating our retail store channel. Retail locations that are currently being evaluated for potential closure primarily consist of under performing stores, stores in markets where we have multiple retail locations, or in locations where the underlying lease expires. The costs associated with closing retail stores are typically comprised of charges related to vacating the premises, which may include a provision for the remaining term on the lease, and severance and other personnel costs. These store closure costs totaled $0.1 million during the quarter ended May 28, 2005 and were included as a component of our SG&A expenses. Based upon our continuing analyses of retail store performance, we may close additional retail stores and may continue to incur costs associated with closing these stores in future periods.

Gain on Disposal of Investment in Unconsolidated Subsidiary - During fiscal 2003, we purchased approximately 20 percent of the capital stock (subsequently diluted to approximately 12 percent ownership) of Agilix Labs, Inc. (Agilix), for cash payments totaling $1.0 million. Agilix is a development stage enterprise that develops software applications, including the majority of our software applications that are available for sale to external customers. Although we continue to sell software developed by Agilix, uncertainties in Agilix’s business plan developed during our fiscal quarter ended March 1, 2003 and their potential adverse effects on Agilix’s operations and future cash flows were significant. As a result of this assessment, we determined that our ability to recover the investment in Agilix was remote. Accordingly, we impaired and expensed our remaining investment in Agilix of $0.9 million during the quarter ended March 1, 2003. During the quarter ended May 28, 2005, certain affiliates of Agilix purchased the shares of capital stock held by us for $0.5 million in cash, which was reported as a gain on disposal of an investment in unconsolidated subsidiary.

Depreciation and Amortization - Depreciation expense decreased $0.7 million, or 26 percent, compared to the corresponding quarter of fiscal 2004 primarily due to the full depreciation or disposal of certain property and equipment balances, primarily computer software and hardware assets, and the effects of significantly reduced capital expenditures during preceding fiscal years. Based upon these events and current capital spending trends, we expect that depreciation expense will continue to decline compared to prior periods during the remainder of fiscal 2005.

Amortization expense on definite-lived intangible assets totaled $1.0 million for the quarters ended May 28, 2005 and May 29, 2004. We expect intangible asset amortization expense to total $4.2 million in fiscal 2005.

Income Taxes

The income tax benefits of $3.0 million in the current year and $0.8 million recorded in fiscal 2004 resulted primarily from the resolution of various income tax matters, which were partially offset by income taxes incurred by the Company’s profitable foreign subsidiaries and foreign income taxes on payments received from foreign licensees. The increase in the recorded benefit was primarily due to the magnitude of the tax matters that were resolved in fiscal 2005 compared to the issues resolved in the prior year.

Loss on Recapitalization of Preferred Stock

We completed our preferred stock recapitalization during the quarter ended May 28, 2005. Due to the significant modifications to our preferred stock, we believe that previously outstanding preferred stock was replaced with new classes of preferred stock and common stock warrants. As a result, the new preferred stock was recorded at its fair value on the date of modification, which was determined to be equal to the liquidation preference of $25 per share. The difference between the aggregate fair value of the consideration given (the new Series A preferred stock and the common stock warrants) and the carrying value of the previously existing Series A preferred stock, which totaled $7.8 million, was reported as a loss on recapitalization of preferred stock, which decreased net income attributable to common shareholders in the quarter ended May 28, 2005. Subsequent to May 28, 2005, we used $30.0 million of the proceeds from the June 2005 sale of our corporate headquarters facility to redeem shares of preferred stock under terms of the recapitalization plan.

Three Quarters Ended May 28, 2005 Compared to the Three Quarters Ended May 29, 2004

Sales

Product Sales - Product sales, which primarily consist of planners, binders, software, handheld electronic planning devices, and publishing sales, which are primarily sold through our CSBU channels, declined $9.4 million, or seven percent, compared to fiscal 2004. The decline in product sales was primarily due to decreased sales in our retail and wholesale delivery channels, with the majority of the decline in product sales occurring in our first quarter as overall product sales declined by only $1.8 million during our second quarter, and increased $0.2 million during our third quarter, when compared to the prior year. The following is a description of sales fluctuations in our CSBU channels for the three quarters ended May 28, 2005:

▪
 Retail Sales - The decline in retail sales was primarily due to the impact of fewer stores, which totaled $7.7 million, and reduced technology and specialty product sales. Declining technology and specialty product sales were partially offset by increased “core” product sales. Overall product sales trends were reflected by a seven percent decline in year-to-date comparable store sales.

▪
 Consumer Direct - Sales through our consumer direct channels (catalog and eCommerce) were generally consistent with the prior year and the slight decline was primarily due to decreased technology and specialty product sales compared to the prior year.

▪
 Wholesale Sales - Sales through our wholesale channel, which includes sales to office superstores and other retail chains, decreased primarily due to demand for these products by these entities. In the previous fiscal year, we recognized significant wholesale sales as we opened new wholesale channels and sold product to fill these new venues.

▪	Other CSBU Sales - Other CSBU sales primarily consist of domestic external printing and publishing sales and building lease revenues. We have leased a substantial portion of our corporate campus in Salt Lake City, Utah and have recognized $0.6 million of lease revenue during fiscal 2005, which has been classified as other CSBU sales. During fiscal 2005, we have also made an effort to increase external printing sales in order to increase the utilization of our printing and publishing assets, which has improved printing and publishing sales compared to the prior year.

Product sales were also favorably affected by increased international catalog sales and increased retail and publishing sales in Japan, which increased $2.1 million compared to the prior year. Although sales from these channels are recorded in the international segment of OSBU, sales from these OSBU channels are classified as product sales in our condensed consolidated statements of operations.

Training and Consulting Services Sales - We offer a variety of training solutions, training related products, and consulting services focused on productivity, leadership, strategy execution, sales force performance, and effective communications training programs that are provided both domestically and internationally through the OSBU. Our overall training and related consulting services sales increased by $11.8 million, or 17 percent, compared to the same period of fiscal 2004. The improvement in training sales was reflected in increased domestic program sales, which are delivered through the OSG, as well as through our international operations. OSG sales performance has improved in nearly all of our domestic sales regions and in our sales performance group. We currently expect our domestic training and consulting services sales to continue to strengthen through the remainder of fiscal 2005. International sales improved primarily due to increased sales in Japan, the United Kingdom, and Mexico, increased licensee royalty revenues, and the translation of foreign sales amounts as foreign currencies strengthened against the United States dollar. The favorable impact of currency translation on reported international revenues totaled $1.4 million for the three quarters ended May 28, 2005. These increases were partially offset by decreased sales performance in Canada and Brazil.

Gross Margin

Our overall gross margin for the three quarters ended May 28, 2005 improved to 59.5 percent of sales, compared to 55.7 percent in the comparable period of fiscal 2004. The improvement in our overall gross margin was primarily due to increased training and consulting sales as a percent of total sales, favorable product mix changes, and improved margins on our training and consulting service sales. Training and consulting service sales, which typically have higher gross margins than the majority of our product sales, increased to 38 percent of total sales for the three quarters ended May 28, 2005 compared to 33 percent in the prior year. Our gross margin on product sales improved to 54.0 percent compared to 51.1 percent in fiscal 2004 and was primarily due to a favorable shift in our product mix as sales of higher-margin paper products and binders increased as a percent of total sales, while sales of lower-margin technology and specialty products continue to decline. Additionally, the overall margin on paper and binder sales has improved through focused cost reduction efforts, and improved inventory management.

Training and related consulting services gross margin, as a percent of sales of these services, improved to 68.4 percent compared to 65.0 percent in the corresponding period of fiscal 2004. The improvement in our training and services gross margin was primarily due to a shift in training sales mix toward higher-margin 7 Habits courses, reduced costs for training materials, such as participant manuals and related items, and overall lower costs associated with training sales.

Operating Expenses

Selling, General and Administrative - Our SG&A expenses decreased $4.2 million, or four percent, compared to the prior year. Total SG&A expenses as a percent of sales decreased to 50.8 percent compared to 53.3 percent in the first three quarters of fiscal 2004. Declining SG&A expenses were the direct result of initiatives specifically designed to reduce our overall operating costs and is consistent with operating expense trends during the previous two fiscal years. Our cost-reduction efforts have included retail store closures, headcount reductions, consolidation of corporate office space, and other measures designed to focus our resources on critical activities and projects. These efforts were partially offset by increased commission expenses related to increased training sales, severance costs associated with a former executive officer, expenses related to changes in the CEO’s compensation, and additional costs associated with the preferred stock recapitalization. The primary effects of our cost-cutting initiatives were reflected in reduced rent and utilities expenses of $2.3 million, associate expense reductions totaling $1.1 million, and reductions in other SG&A expenses, such as outsourcing and development costs, that totaled $0.9 million compared to the prior year.

We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability. During this assessment process, judgments are made as to whether under-performing or unprofitable stores should be closed. As a result of this evaluation process, we closed 23 stores during the three quarters ended May 28, 2005, closed 1 additional store subsequent to May 28, 2005, and may close additional retail locations during the remainder fiscal 2005. The costs associated with closing retail stores are typically comprised of charges related to vacating the premises, which may include a provision for the remaining term on the lease, and severance and other personnel costs. These store closure costs totaled $0.8 million for the three quarters ended May 28, 2005 and were included as a component of our SG&A expense. Based upon our continuing analyses of retail store performance, we may close additional retail stores and may continue to incur costs associated with closing these stores in future periods.

During fiscal 1999, our Board of Directors approved a plan to restructure our operations, which included an initiative to formally exit leased office space located in Provo, Utah. We recorded a $16.3 million restructuring charge during fiscal 1999 to record the expected costs of this restructuring plan, which was substantially completed during fiscal 2000. Subsequent to fiscal 2000, the remaining accrued restructuring costs were primarily comprised of the estimated remaining costs necessary to exit the leased office space. During the quarter ended November 27, 2004, we exercised an option, available under our master lease agreement, to purchase, and simultaneously sell, the office facility to the current tenant, an unrelated party. The negotiated purchase price with the landlord, a partnership in which the majority of the interests were owned by a Vice-Chairman of the Board of Directors and certain other employees and former employees of the Company, was $14.0 million and the tenant agreed to purchase the property for $12.5 million. These prices were within the range of estimated fair values of the buildings as determined by an independent appraisal obtained by the Company. We paid the difference between the sale and purchase prices, plus other closing costs, which were included as a component of the restructuring plan accrual. After accounting for the sale transaction, the remaining fiscal 1999 accrued restructuring costs, which totaled $0.3 million, were reversed and recorded as a reduction to operating expenses in the Company’s condensed consolidated statement of operations.

Gain on Disposal of Investment in Unconsolidated Subsidiary - During fiscal 2003, we purchased an ownership interest in Agilix, for cash payments totaling $1.0 million. Agilix is a development stage enterprise that develops software applications, including the majority of our software applications that are available for sale to external customers. Although we continue to sell software developed by Agilix, uncertainties in Agilix’s business plan developed during our fiscal quarter ended March 1, 2003 and their potential adverse effects on Agilix’s operations and future cash flows were significant. As a result of this assessment, we determined that our ability to recover the investment in Agilix was remote. Accordingly, we impaired and expensed our remaining investment in Agilix of $0.9 million during the quarter ended March 1, 2003. During the quarter ended May 28, 2005, certain affiliates of Agilix purchased the shares of capital stock held by us for $0.5 million in cash, which was reported as a gain on disposal of investment in unconsolidated subsidiary.

Depreciation and Amortization - Depreciation expense decreased $3.0 million, or 32 percent, compared to fiscal 2004 primarily due to the full depreciation or disposal of certain property and equipment balances, primarily computer software and hardware, and the effects of significantly reduced capital expenditures during preceding fiscal years. Based upon these events and current capital spending trends, we expect that depreciation expense will continue to decline compared to prior periods during the remainder of fiscal 2005.

Amortization expense on definite-lived intangible assets totaled $3.1 million for the three quarters ended May 28, 2005 and May 29, 2004. We currently expect intangible asset amortization expense to total $4.2 million in fiscal 2005.

Income Taxes

For the three quarters ended May 28, 2005 we recorded an income tax benefit of $1.2 million, compared to an income tax provision of $1.0 million for the same period of the prior year. The tax benefit for the three quarters ended May 28, 2005 resulted primarily from the resolution of various tax matters, which were partially offset by income taxes incurred by our profitable foreign subsidiaries and foreign income taxes on payments received from foreign licensees. The increase in our income tax benefit was primarily due to the magnitude of income tax issues resolved during fiscal 2005 compared to the matters resolved in fiscal 2004. During both fiscal 2005 and fiscal 2004, we were unable to offset our tax liabilities in foreign jurisdictions with its domestic operating loss carryforwards. At May 28, 2005, given our significant history of operating losses, we have provided a valuation allowance against substantially all of our domestic deferred income tax assets.

Loss on Recapitalization of Preferred Stock

We completed our preferred stock recapitalization during the quarter ended May 28, 2005. Refer to the discussion contained in the comparison of operating results for the quarter ended May 28, 2005 compared to May 29, 2004 for further details on this loss from recapitalization of our preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of capital have been net cash provided by operating activities, line-of-credit financing, long-term borrowings, asset sales, and the issuance of preferred and common stock. We currently rely primarily upon cash flows from operating activities and cash on hand to maintain adequate liquidity and working capital levels. At May 28, 2005 we had $45.5 million of cash, cash equivalents, and short-term investments compared to $41.9 million at August 31, 2004. Our net working capital (current assets less current liabilities) increased to $47.9 million at May 28, 2005 compared to $33.8 million at August 31, 2004. The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 28, 2005.

Cash Flows From Operating Activities

During the three quarters ended May 28, 2005, our net cash provided by operating activities increased to $12.0 million compared to $2.1 million for the same period of the prior year. Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business. We also received $1.7 million in cash during the quarter ended May 28, 2005 from a legal settlement rendered in our favor. However, subsequent to receiving the payment for this legal settlement, the case was appealed. Consequently, we recorded an accrued liability for the cash received and will recognize the income from the settlement upon final resolution of the matter. Our primary uses of cash for operating activities are payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses. During the three quarters ended May 28, 2005, one of our significant uses of cash for operating activities consisted of payments made to vendors and suppliers related to inventory purchases for our seasonally busy months of November, December, and January. We also used cash from operations to finance an increase in our accounts receivable, which increased due to the timing of wholesale sales, which occurred in the fourth quarter of the prior year, and from increased training sales, which are generally made on credit terms. Our overall cash flows from operating activities improved due to increased sales, improved margins on sales, and lower operating costs than in the previous year.

We believe that our efforts to increase sales, combined with existing and planned cost-cutting initiatives, and efforts to maintain optimal working capital balances, will improve our cash flows from operating activities in future periods. However, the success of these efforts is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

Net cash provided by investing activities totaled $8.6 million for the three quarters ended May 28, 2005. Our primary sources of investing cash were the sale of auction-rate securities that were held as marketable securities and the proceeds received from the sale of our investment in an unconsolidated subsidiary. These proceeds were partially offset by the purchase of short-term marketable securities and the purchase of $2.7 million of property and equipment, which consisted primarily of tenant improvements on leased areas of our corporate campus, computer hardware, software, and leasehold improvements in certain of our retail stores.

Subsequent to May 28, 2005, we completed the sale and associated leaseback of our corporate headquarters facility, located in Salt Lake City, Utah. In connection with the sale, we entered into a 20-year master lease agreement with the purchaser. Under the terms of the agreement, we have six five-year options to renew the master lease agreement and we could therefore maintain our operations at our current location for the next 50 years. Our net proceeds from the sale, after transaction costs, were $32.4 million.

Cash Flows From Financing Activities

Net cash used for financing activities during the three quarters ended May 28, 2005 totaled $5.8 million. Our primary use of cash for financing activities was the payment of accrued Series A preferred stock dividends, which totaled $6.6 million during fiscal 2005. The Company also received $0.8 million in cash, which represented payment in full, from an officer and members of the Board of Directors that were required to repay their management common stock loans on March 30, 2005.

Subsequent to May 28, 2005, we used $30.0 million from the proceeds of the sale of our corporate headquarters facility to redeem 1.2 million shares of Series A preferred stock under terms of our recently approved recapitalization plan. This preferred stock redemption will reduce our cash required to pay preferred stock dividends by $3.0 million per year in future periods. We may also redeem additional shares of preferred stock under the terms of the recapitalization plan in the near future.

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. Required contractual payments primarily consist of payments to EDS for outsourcing services related to information systems, warehousing and distribution, and call center operations; minimum rent payments for retail store and sales office space; cash payments for Series A preferred stock dividends; monitoring fees paid to a Series A preferred stock investor; and mortgage payments on certain buildings and property. There have been no significant changes to our expected required contractual obligations for these obligations from amounts disclosed at August 31, 2004. However, following completion of the sale of our corporate headquarters facility, we now have a long-term lease obligation that totals approximately $3.0 million per year for the first five years of the contract with two percent annual increases thereafter.

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

We currently account for the management common stock loans as variable stock option arrangements. Compensation expense will be recognized when the fair value of the common stock held by the loan participants exceeds the contractual principal and accrued interest on the loans (approximately $47.8 million at May 28, 2005) or the Company takes action on the loans that in effect constitutes a repricing of an option. This accounting treatment also precludes us from reversing the amounts expensed as additions to the loan loss reserve, totaling $29.7 million, which were recognized in prior periods. As a result of these loan program modifications, the Company hopes to increase the total value received from loan participants; however, our inability to collect all, or a portion, of these receivables would have an adverse impact upon our financial position and future cash flows compared to full collection of the loans. During the quarter ended May 28, 2005, we collected $0.8 million, which represented payment in full, from an officer and members of the Board of Directors that were required to repay their loans on March 30, 2005. Also during the quarter, the Board of Directors approved loan modifications for a former executive officer and a former director substantially similar to loan modifications previously granted to other loan participants in the management stock loan program described above.

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

The following items require the most significant judgment and often involve complex estimates:

Revenue Recognition

We derive revenues primarily from the following sources:

▪	Products - We sell planners, binders, planner accessories, printed materials, handheld electronic devices, and other technology related products that are primarily sold through our CSBU channels.
▪	Training and Services - We provide training and consulting services to both organizations and individuals in strategic execution, leadership, productivity, goal alignment, sales force performance, and communication effectiveness skills. These training programs and services are primarily sold through our OSBU channels.

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

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services. In accordance with EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the sales contract meet the following criteria: 1) the delivered training or product has value to the client on a standalone basis; 2) there is objective and reliable evidence of the fair value of undelivered items; and 3) delivery of any undelivered item is probable. The overall contract consideration is allocated among the separate units of accounting based upon their fair values. If the fair value of all undelivered elements exists, but fair value does not exist for one or more delivered elements, the residual method is used. Under the residual method, the amount of consideration allocated to the delivered items equals the total contract consideration less the aggregate fair value of the undelivered items. Fair value of the undelivered items is based upon the normal pricing practices for the Company’s existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

Revenue is recognized on software sales in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-09. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products and support to be allocated to each element based the relative fair value of the elements based on vendor specific objective evidence (VSOE). The majority of the Company’s software sales have multiple elements, including a license and post contract customer support (PCS). Currently we do not have VSOE for either the license or support elements of its software sales. Accordingly, revenue is deferred until the only undelivered element is PCS and the total arrangement fee is recognized ratably over the support period.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) approved Statement No. 123R, Share-Based Payment. Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. We currently account for our stock-based compensation using the intrinsic method as defined in Accounting Principles Board (APB) Opinion No. 25 and accordingly, we have not recognized any expense for our stock option plans or employee stock purchase plan in our consolidated financial statements. Currently, we provide disclosures about the pro forma compensation expense from stock based awards, which is based upon a Black-Scholes option pricing model. Although Statement 123R does not express a preference for a type of valuation model, we intend to reexamine our valuation methodology and the corresponding support for the assumptions that underlie the valuation of stock-based awards prior to our adoption of Statement 123R. This statement is effective for interim or annual periods beginning after June 15, 2005, and will thus be effective for our first quarter of fiscal 2006. Upon adoption, we intend to use the modified prospective transition method. Under this method, awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Unvested equity-classified awards that were granted prior to the effective date will continue to be accounted for in accordance with Statement 123, except that compensation expense amounts will be recognized in the income statement. We are currently in the process of further analyzing this new pronouncement and have not yet determined the impact on our financial statements.

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

During the quarter and three quarters ended May 28, 2005, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts. The gains and losses on these contracts were recorded as a component of SG&A expense in the Company’s consolidated statements of operations and resulted in the following net gains or losses for the periods indicated (in thousands):

	Quarter Ended		Three Quarters Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Losses on foreign exchange contracts	$(31)	$-	$(384)	$(539)
Gains on foreign exchange contracts	53	203	56	227
Net gain (loss) on foreign exchange contracts	$22	$203	$(328)	$(312)

At May 28, 2005, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of our foreign currency sell contracts that did not qualify for hedge accounting were as follows at May 28, 2005 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	325,000	$3,011
Australian Dollars	1,824	1,372
Mexican Pesos	9,400	844

During the three quarters ended May 28, 2005, we also entered into foreign currency forward contracts that were designed to manage foreign currency risks related to the value of our net investment in foreign operations located in Canada, Japan, and the United Kingdom. These three offices comprise the majority of our net investment in foreign operations. These foreign currency forward instruments, which expire on a monthly basis, qualified for hedge accounting and corresponding gains and losses were recorded as a component of other comprehensive income in the Company’s consolidated balance sheet. The gains and losses on these contracts were as follows for the periods presented (in thousands):

	Quarter Ended		Three Quarters Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Losses on net investment hedge contracts	$-	$(132)	$(384)	$(132)
Gains on net investment hedge contracts	-	70	66	70
Net loss on net investment hedge contracts	$-	$(62)	$(318)	$(62)

As of May 28, 2005, the Company had settled its net investment hedge contracts and did not utilize such contracts during the quarter then ended. However, the Company may utilize net investment hedge contracts in future periods as a component of its overall foreign currency risk strategy.

Interest Rate Sensitivity

The Company is exposed to fluctuations in U.S. interest rates primarily as a result of the cash and cash equivalents that we hold. Following payment and termination of our line of credit facility during fiscal 2002, our remaining debt balances consist primarily of long-term mortgages on certain of our buildings and property. As such, the Company does not have significant exposure or additional liability due to interest rate sensitivity and we were not party to any interest rate swap or other interest related derivative instrument during the quarter or three quarters ended May 28, 2005 or May 29, 2004.

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

This deficiency in our internal controls related to improper recognition of revenue from certain complex multiple element contracts and included ineffective controls to monitor compliance with existing policies and procedures and insufficient training of accounting personnel on complex accounting standards related to multiple element contracts in the OSBU. The improper revenue recognition was detected in the review process and correcting adjustments were recorded to properly state our revenues and was disclosed to the Audit Committee and to our auditors. We are in the process of improving our internal controls over financial reporting regarding these complex multiple-element contracts in an effort to remediate this deficiency. Thus far we have made personnel changes, provided additional training on complex revenue recognition principles for our accounting staff, improved monitoring controls, and established additional policies and procedures related to revenue recognition. We believe that these control changes have improved our revenue recognition procedures and reduced the risk of material misstatement of our revenues.

During the quarter ended May 28, 2005 we have made improvements to our financial reporting controls, including the implementation of additional monitoring controls, which we believe will provide additional assurance to our reported financial statements and disclosures. Other than these changes, there have been no internal control changes that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, other than as described above, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, Internet webcasts, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,”“anticipate,”“expect,”“estimate,”“project,” or words or phrases of similar meaning. Forward-looking statements are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed under Business Environment and Risk in our annual report on Form 10-K for the fiscal year ended August 31, 2004. In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: continuing demand for our products and services, which depends to some extent on general economic conditions, so that we can avoid future declines in revenues; the ability of our products and services to successfully compete with alternative solutions and the products and services offered by others; unanticipated costs or capital expenditures; cost savings from the outsourcing of our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to the Company’s strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

In fiscal 2002, the Company brought legal action against World Marketing Alliance, Inc., a Georgia corporation (WMA) and World Financial Group, Inc., a Delaware corporation and the purchaser of substantially all assets of WMA, for breach of contract. The case proceeded to jury trial commencing October 25, 2004. The jury rendered a verdict in the Company’s favor and against WMA on November 1, 2004 for the entire unpaid contract amount of approximately $1.1 million. In addition to the verdict, the Company recovered legal fees totaling $0.3 million and pre- and post-judgment interest of $0.3 million from WMA. The Company received payment in cash for the legal settlement during the quarter ended May 28, 2005. However, shortly after paying the legal settlement, WMA appealed the jury decision to the 10th Circuit Court of Appeals.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds:

The Company did not purchase any shares of its common stock during the quarter ended May 28, 2005.

In previous fiscal years, the Company’s Board of Directors had approved various plans for the purchase of up to 8,000,000 shares of our common stock. As of November 25, 2000, the Company had purchased 7,705,000 shares of common stock under these board-authorized purchase plans. On December 1, 2000, the Board of Directors approved an additional plan to acquire up to $8.0 million of our common stock. To date, we have purchased $7.1 million of our common stock under the terms of the December 2000 Board approved purchase plan. The maximum number of shares that may yet be purchased under the plans, which totaled approximately 437,000, was calculated for the December 2000 plan by dividing the remaining approved dollars by $6.43, which was the closing price of the Company’s common stock on May 27, 2005 (last trading day of fiscal quarter). These shares were added to the remaining shares from the Company’s other Board-approved plans to arrive at an approximate maximum number of shares that may be purchased as of May 28, 2005. No shares of the Company’s common stock were purchased during the fiscal quarter ended May 28, 2005 under terms of any Board authorized purchase plan.

Item 6.  Exhibits

(A)	Exhibits:

31	Certification of the CEO and CFO under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002.
10.1
Separation Agreement between the Company and Val J. Christensen, dated March 29, 2005 (filed as Exhibit 99.1 in the Company's Current report on Form 8-K filed with the Commission on April 4, 2005 and incorporated herein by reference).

10.2
Legal Services Agreement between the Company and Val J. Christense, dated March 29, 2005 (filed as Exhibit 99.2 in the Company's current Report on Form 8-K filed with the Commission on April 4, 2005 and incorporated herein by reference).

10.3
Master Lease Agreement between Franklin SaltLake LLC (Landlord) and Franklin Development Corporation (Tenant) (filed as Exhibit 99.1 in the Company's Current Report on Form 8-K filed with the Commission on June 27, 2005 and incorporated herein by reference).

10.4	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments (filed as Exhibit 99.2 in the Company's Current Report on Form 8-K filed with the Commission on June 27, 2005 and incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date: July 12, 2005	By:	/s/ ROBERT A. WHITMAN
Robert A. Whitman
Chief Executive Officer

Date: July 12, 2005	By:	/s/ STEPHEN D. YOUNG
Stephen D. Young
Chief Financial Officer