Form 10-K
FRANKLIN COVEY CO
filed 2005-11-29
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) FO THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSISTION PERIOD FROM ___ TO ___

         Franklin Covey Co.
(Exact name of registrant as specified in its charter)

Utah	1-11107	87-0401551
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Commission File No.)

2200 West Parkway Boulevard
Salt Lake City, Utah 84119-2331
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (801) 817-1776

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.05 Par Value	New York Stock Exchange

Securities registered pursuant ot Section 12(g) of the Act:

Series A Preferred Stock, no par value
Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant ot Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

As of February 25, 2005, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $40,623,127.

As of November 7, 2005, the Registrant had 20,744,725 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Shareholders, which is scheduled to be held on January 20, 2006, are incorporated by reference in Part III of this Form 10-K.

INDEX TO FORM 10-K

Table of Contents

PART I

Item 1.	Business
General
Franklin Covey Products
Training and Consulting Services
Segment Information
Strategic Distribution Alliances
Clients
Competition
Manufacturing and Distribution
Research and Development
Trademarks, Copyrights and Intellectual Property
Employees
Available Information
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)	Introduction
(b)	Restatement
(c)	Results of Operations
(d)	Fiscal 2005 Compared to Fiscal 2004
(e)	Fiscal 2004 Compared to Fiscal 2003
(f)	Quarterly Results
(g)	Liquidity and Capital Resources
(h)	Use of Estimates and Critical Accounting Estimates
(i)	New Accounting Pronouncements
(j)	Regulatory Compliance
(k)	Inflation and Changing Prices
(l)	Safe Harbor Statement Under the Private Securities Litigations Reform Act of 1995

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

(a)	Business Environment and Risk

Item 8.	Financial Statements and Supplemental Data

(a)	Consolidated Balance Sheets
(b)	Consolidated Statements of Operations and Comprehensive Income (Loss)
(c)	Consolidated Statements of Shareholders’ Equity
(d)	Consolidated Statements of Cash Flows
(e)	Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies
2.	Restatement
3.	Stock-Based Compensation
4.	Property and Equipment
5.	Intangible Assets
6.	Long-Term Debt and Financing Obligation
7.	Lease Obligations
8.	Commitments and Contingencies
9.	Preferred Stock Recapitalization
10.	Shareholders' Equity
11.	Management Common Stock Loan Program
12.	Financial Instruments
13.	Impairment of and Gain on Disposal of Investment in Unconsolidated Subsidiary
14.	Employee Benefit Plans
15.	Restructuring and Store Closure Costs
16.	Income Taxes
17.	Earnings Per Common Share
18.	Segment Information
19.	CEO Compensation Agreement
20.	Executive Separation Agreement
21.	Related Party Transactions
22.	Subsequent Event

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

PART I

Item 1.	Business

General

Franklin Covey Co. (the Company, we, us, our or FranklinCovey) influences organizations, families and individuals the world over by helping them achieve their own great purposes through teaching the principles and practices of effectiveness and by providing reinforcement tools like the FranklinCovey Planning System. Nearly 1,500 FranklinCovey associates world-wide delivered timeless and universal curriculum and effectiveness tools to more than five million customers in fiscal 2005. We strive to excel in this endeavor because we believe that:

●	People are inherently capable, aspire to greatness, and have the power to choose.
●	Principles are timeless and universal and are the foundation to lasting effectiveness
●	Leadership is a choice, built inside out on a foundation of character. Great leaders unleash the collective talent and passion of people toward the right goal.
●	Habits of effectiveness come only from the committed use of integrated processes and tools.
●	Sustained superior performance requires a balance of performance and performance capability (P/PC Balance®) - a focus on achieving results and building capability.

The Opportunity

Corporations, organizations and individuals cumulatively purchase more than $10 billion a year in professional performance training curricula, books, tapes, CD’s and other tools in an effort to improve their effectiveness and productivity. The $10 billion training industry is roughly divided into two segments - IT training and performance skills training. After several years of lackluster industry results, performance skills training is estimated1  to grow 10% in 2005 compared to an estimated 4% growth rate in IT training. The performance skills training segment of the industry has hundreds of different curricula, delivered to both corporations and individual customers. In addition to training, the performance skills industry includes a number of measurement methodologies and integrated implementation tools. The measurement methodologies include return on investment analysis and behavior modification measurement. Implementation tools are designed to increase learning retention and increase behavior modification. Many companies in the industry specialize in only one or two of these areas.

FranklinCovey is engaged in the performance skills industry. FranklinCovey’s competitive advantage in this highly fragmented industry stems from our fully integrating training curricula, measurement methodologies and implementation tool offerings to help individuals and organizations measurably improve their effectiveness. This advantage allows FranklinCovey to deliver not only training to both corporations and individuals, but also to implement the training through the use of powerful behavior changing tools and then measure the impact of that training.

In fiscal 2005, we provided products and services to 90 of the Fortune 100 companies and more than 75 percent of the Fortune 500 companies. We also provide products and services to a number of U.S. and foreign governmental agencies, including the U.S. Department of Defense, as well as numerous educational institutions. We provide training curricula, measurement services and implementation tools internationally, either through directly operated offices, or through licensed providers. At August 31, 2005, we had direct operations in Australia, Brazil, Canada, Japan, Mexico and the United Kingdom. We also had licensed operations in 67 countries and licensed rights in 129 countries. Approximately 400,000 individuals were trained during the fiscal year ended August 31, 2005.

Unless the context requires otherwise, all references to the "Company", “we”, “us”, “our” or to "FranklinCovey" herein refer to Franklin Covey Co. and each of its operating divisions and subsidiaries. The Company's principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331 and our telephone number is (801) 817-1776.

1 Simba Information, Corporate Training Market 2005: Forecast and Analysis. (2005)

FranklinCovey Products

An important principle taught in our productivity training is to have a single personal productivity system and to have all of one’s information in that system. Based upon that principle, we developed the FranklinCovey Planning System with the original Franklin Planner as one of the basic tools for implementing the principles of our time management system. The Franklin Planner consists of paper-based FranklinCovey Planning Pages, a binder in which to carry it, weekly, monthly and annual calendars as well as personal management sections. We offer a broad line of renewal planning pages, forms and binders in various sizes and styles. The FranklinCovey Planning System broadened as we developed additional planning tools to address the needs of more technology oriented workers as well as those who require both greater mobility and ready access to large quantities of data. For those clients who use digital or electronic productivity systems, we offer a wide variety of electronic solutions incorporating the same planning methodology.

FrankinCovey Planning Pages. Paper planning pages are available for the FranklinCovey Planning System in various sizes and styles and consist of daily or weekly formats, with Appointment Schedules, Prioritized Daily Task Lists, Monthly Calendars, Daily Notes, and personal management pages for an entire year. FranklinCovey Planning Pages are offered in a number of designs to appeal to various customer segments. The Starter Pack, which includes personal management tabs and pages, a guide to using the planner, a pagefinder and weekly compass cards, combined with a storage binder, completes the basic FranklinCovey Planning System.

Binders.  To further customize the FranklinCovey Planning System, we offer binders and business cases (briefcases, portfolios, business totes, messenger bags, etc.) in a variety of materials, styles and sizes. These materials include high quality leathers, fabrics, synthetic materials and vinyl in a variety of color and design options. Binder styles include zipper closures, snap closures, and open formats with pocket configurations to accommodate credit cards, business cards, checkbooks, electronic devices and writing instruments. Most of the leather items are proprietary FranklinCovey designs. However, we also offer products from leading manufacturers such as Kenneth Cole.

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

Personal Development and Accessory Products. To supplement our principal products, we offer a number of accessories and related products, including third-party books, videotapes and audio cassettes focused on time management, leadership, personal improvement and other topics. We also market a variety of content-based personal development products. These products include books, audio learning systems such as multi-tape, CDs and workbook sets, CD-ROM software products, calendars and other specialty name brand items. We offer numerous accessory forms through our Forms Wizard software, which allows customization of our more popular forms, including check registers, spreadsheets, stationery, mileage logs, maps, menu planners, shopping lists and other information management and project planning forms. Our accessory products and forms are generally available in all the FranklinCovey Planner sizes.

Books. The principles we teach in our curriculum have also been published in book, audiotape and CD formats. Books to which the Company holds copyrights include The 7 Habits of Highly Effective People®, Principle-Centered Leadership, First Things First, The 7 Habits of Highly Effective Families, Nature of Leadership, Living the 7 Habits, and the latest book, The 8th Habit: From Effectiveness to Greatness all by Stephen R. Covey, The 10 Natural Laws of Time and Life Management, What Matters Most and The Modern Gladiator by Hyrum W. Smith, The Power Principle by Blaine Lee, The 7 Habits of Highly Effective Teens by Sean Covey and Business Think by Dave Marcum and Steve Smith. These books, as well as audiotape and CD audio versions of many of these products, and the products mentioned above are sold through general retail channels, as well as through our own catalog, our e-commerce Internet site at www.franklincovey.com and our more than 100 retail stores.

Training and Consulting Services

We offer training and consulting services for organizations through a combination of assessment instruments, including the xQ™(Execution Quotient™) Profile and the 7 Habits Profile, and training courses including FOCUS: Achieving Your Highest Priorities; The 4 Disciplines of Execution™; The 4 Roles of Leadership™; and The 7 Habits of Highly Effective People®. We measure the impact of training investments for our clients through pre- and post- assessment profiles and return on investment analysis. These services are marketed and delivered world-wide through our Organizational Solutions Business Unit (OSBU), which consists of consultants, selected through a competitive and demanding process, and sales professionals.

Training and Education Programs. We offer a range of training programs designed to measurably improve the effectiveness of individuals and organizations. Our programs are oriented to address personal, interpersonal, managerial and organizational needs. In addition, we believe that our learning process provides an engaging and behavior-changing experience, which frequently generates additional business. During fiscal year 2005, approximately 400,000 individuals were trained using the Company’s curricula in its single and multiple-day workshops and seminars. We also offer assessment tools to help organizational clients determine the effectiveness of implementing company goals. The xQ Survey is an exclusive FranklinCovey assessment tool that gathers information, from an employee perspective, on how well organizational goals are understood and are being carried out. The survey questions, administered through a Web-based system, probe for details to uncover underlying focus and teamwork barriers or issues.

Our single-day FOCUS: Achieving Your Highest Priorities workshop teaches productivity skills integrated with a planning system to help individuals clarify, focus on, and execute their highest priorities, both personally and professionally. This seminar is conducted by our training consultants for employees of clients and in public seminars throughout the United States and in many foreign countries. The single-day The 4 Disciplines of Execution workshop helps managers identify the highest priorities for their teams and then lead those teams to execute tasks day-after-day.

We also deliver multiple-day workshops, primarily in the leadership area. Included in these offerings is the three-day 7 Habits workshop based upon the material presented in The 7 Habits of Highly Effective People®. The 7 Habits workshop provides the foundation for continued client relationships and the content and application tools are designed to be delivered deep into the client’s organization. Additionally, a three-day 4 Roles of Leadership course is offered, which focuses on the managerial aspects of client needs. FranklinCovey Leadership Week consists of a five-day session focused on materials from FranklinCovey's The 7 Habits of Highly Effective People® and The 4 Roles of Leadership courses. FranklinCovey Leadership Week is reserved for supervisory level management of our corporate clients. As a part of the week's agenda, executive participants plan and design strategies to successfully implement key organizational goals or initiatives.

In addition to providing consultants and presenters, we also train and certify client facilitators to teach selected FranklinCovey workshops within their organizations. We believe client-facilitated training is important to our fundamental strategy of creating pervasive on-going client impact and revenue streams. After having been certified, client facilitators can purchase manuals, profiles, planners and other products to conduct training workshops within their organization, generally without repeating the sales process. This creates programs which have an on-going impact on our customers and which generate annuity-type revenues. This is aided by the fact that curriculum content in one course leads the client to additional participation in other Company courses. Since 1988, we have trained more than 20,000 client facilitators. Client facilitators are certified only after graduating from one of our certification workshops and completing post-course certification requirements.

In April 2002, we introduced The 7 Habits of Highly Effective People® training course in online and CD-ROM versions. The need for reaching more employees faster and more inexpensively are the key drivers behind the growth of e-learning in the marketplace. The 7 Habits Online Edition addresses that need, offering a flexible alternative to classroom training.

Segment Information

To help us fulfill our mission of enabling greatness in people and organizations everywhere, we have organized our business in two segments: (1) the Consumer and Small Business Unit (CSBU) designed to reach individual consumers; and (2) the Organizational Solutions Business Unit (OSBU) designed to serve organizational clients. The following table sets forth, for the periods indicated, the Company's revenue from external customers for each of its operating segments (in thousands):

	2005	2004	2003
Consumer and Small Business Unit
Retail Stores	$74,331	$87,922	$112,054
Consumer Direct	55,575	55,059	56,177
Wholesale	19,691	21,081	16,915
Other	3,757	2,007	7,020
Total CSBU	153,354	166,069	192,166
Organizational Solutions Business Unit
Domestic	76,114	61,047	74,306
International	54,074	48,318	40,688
Total OSBU	130,188	109,365	114,994
Total	$283,542	$275,434	$307,160

We market products and services to organizations, schools and individuals both domestically and internationally through FranklinCovey retail stores, our consumer direct channel (which includes catalog operations and our Internet website, www.franklincovey.com), our organizational and educational sales forces and other distribution channels. Additional financial information related to our operating segments, as well as geographical information can be found in the notes to our consolidated financial statements (Note 18).

Consumer and Small Business Unit

We sell FranklinCovey products and other productivity tools to individual consumers through our company-owned retail stores, through FranklinCovey consumer direct channels, and through selected wholesale channels.

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

Retail store employees have also been engaged to proactively market to small businesses in the cities where they are located. Their marketing efforts include calling upon small (fewer than 100 employees) businesses to offer productivity tools and training.  This out-bound selling effort has helped to stabilize declining revenues in the retail channel and provided access to FranklinCovey training and products to a business segment not traditionally marketed to through the Company’s sales force.

At August 31, 2005, FranklinCovey had 105 domestic retail stores located in 33 states and the District of Columbia. We closed 30 retail stores in the United States during fiscal year 2005. These closures were comprised of under-performing and unprofitable stores. The Company anticipates that it will close additional stores in fiscal year 2006.

Consumer Direct. Our Consumer Direct channel consists of sales through catalog call-in operations and Internet sales operations. We periodically mail catalogs to our clients, including a fall catalog, holiday catalogs, spring and summer catalogs timed to coincide with planner renewals. Catalogs may be targeted to specific geographic areas or user groups as appropriate. Catalogs are typically printed in full color with an attractive selling presentation highlighting product benefits and features. We also market the FranklinCovey Planning System through our e-commerce Internet site at www.franklincovey.com. Customers may order catalogs and other marketing materials as well as the Company’s product line through this Internet portal.

During fiscal 2001, we entered into a long-term contract with Electronic Data Systems (EDS) of Dallas, Texas, to provide a large part of our customer relationship management in servicing our Consumer Direct customers through our catalog and e-commerce operations. We use EDS to maintain a client service department, which clients may call toll-free, from 6:00 a.m. to 7:00 p.m. MST, Monday through Friday, to inquire about a product or to place an order. Through a computerized order entry system, client representatives have access to client preferences, prior orders, billings, shipments and other information on a real-time basis. Each of the more than 91 customer service representatives has the authority to immediately solve client service problems. The integrated relationship management system provided by EDS allows orders from our customers to be processed through its warehousing and distribution systems. Client information stored within the order entry system is also used for additional purposes, including target marketing of specific products to existing clients. We believe that the order entry system helps assure client satisfaction through both rapid delivery and accurate order shipment.

Wholesale. We have an alliance with MeadWestvaco to sell our products through the contract stationer channel. MeadWestvaco distributes our products to contract stationer businesses such as Office Express, Office Depot, Office Max and Staples, which sell office products through catalog order entry systems to businesses and organizations. MeadWestvaco also represents FranklinCovey in the office superstore category by wholesaling the FranklinCovey Planning System to Staples, Office Depot and OfficeMax and represents us with Target Stores, for which we designed a specialty line of paper planning products branded under the “365 by FranklinCovey” under-brand label which is sold exclusively in their stores. We also have a similar distribution agreement with Heritage Industries in which they sell select products into Sam’s and Costco stores and an under-brand label “DayOne by FranklinCovey” product line that is sold through WalMart stores.

Other. Other sales include sales of printing services by FranklinCovey Printing, a wholly-owned subsidiary, and miscellaneous licensing rights of FranklinCovey products and brands to various marketing customers. Sub-lease revenues from third-party tenants are also contained in the Other revenue category. Beginning in fiscal 2006, the marketing and administration of public seminars will be managed under the CSBU and sales reported as “Other CSBU” sales. Public seminars are planned and coordinated with training consultants by a staff of marketing and administrative personnel at the Company's corporate offices. The seminars are delivered by our training consultants in more than 100 major metropolitan cities throughout the United States. These seminars provide training for organizations and the general public and are also used as a marketing tool for attracting corporate and other institutional clients. Corporate training directors are often invited to attend public seminars to preview the seminar content prior to engaging FranklinCovey to train in-house employees. Smaller institutional clients often enroll their employees in public seminars when a private seminar is not cost effective.

Domestic Training. We sell effectiveness and productivity solutions to organizations and schools through our own direct sales forces. We then deliver training services to organizations, schools and individuals in one of four ways:

1.
FranklinCovey consultants provide on-site consulting or training classes for organizations and schools. In these situations, our consultant can tailor the curriculum to our client’s specific business and objectives.

2.
We conduct public seminars in more than 151 cities throughout the United States, where organizations can send their employees in smaller numbers. These public seminars are also marketed directly to individuals through our catalog, e-commerce web-site, retail stores, and by direct mail.

3.
Our programs are also designed to be facilitated by licensed professional trainers and managers in client organizations, reducing dependence on our professional presenters, and creating continuing revenue through royalties and as participant materials are purchased for trainees by these facilitators.

4.
We also offer The 7 Habits of Highly Effective People® training course in online and CD-ROM formats. This self-paced e-learning alternative provides the flexibility that many organizations need to meet the needs of various groups, managers or supervisors who may be unable to attend extended classroom training and executives who need a series of working sessions over several weeks.

FranklinCovey's domestic training operations are organized in geographic regional sales teams in order to assure that both the consultant and the client sales professional participate in the development of new business and the assessment of client needs. Consultants are then entrusted with the actual delivery of content, seminars, processes and other solutions. Consultants follow up with client service teams, working with them to develop lasting client impact and ongoing business opportunities.

We employ 89 sales professionals and business developers located in six major metropolitan areas throughout the United States who sell integrated offerings to institutional clients. We also employ an additional 48 sales professionals and business developers outside of the United States in six countries. Our sales professionals have selling experience prior to employment by the Company and are trained and evaluated in their respective sales territories. Sales professionals typically call upon persons responsible for corporate employee training, such as corporate training directors or human resource officers. Increasingly, sales professionals also call upon line leaders. Our sales professionals work closely with training consultants in their territories to schedule and tailor seminars and workshops to meet specific objectives of institutional clients.  FranklinCovey currently employs 84 training consultants in major metropolitan areas of the United States, with an additional 51 training consultants outside of the United States. Our training consultants are selected from a large number of experienced applicants. These consultants generally have several years of training and/or consulting experience and are known for their excellent presentation skills. Once selected, the training consultant goes through a rigorous training program including multiple live presentations. The training program ultimately results in the Company's certification of the consultant.

We also provide The 7 Habits of Highly Effective Teens™ as a workshop or as a year-long curriculum to schools and school districts and other organizations working with youth. Based on The 7 Habits of Highly Effective Teens book, it helps to teach students and teachers studying skills, learning habits, and interpersonal development. In December 2001, we sold the stock of Premier Agendas, a wholly owned subsidiary that previously delivered our products and services to schools, to School Specialty. Pursuant to a license from FranklinCovey, Premier Agendas is expected to continue to expose over 20 million K-12 students to FranklinCovey’s world-renowned 7 Habits content. We retained the educator leadership and effectiveness training portion of Premier’s business.

International Sales. We provide products, training and printing services internationally through Company-owned and licensed operations. We have Company-owned operations and offices in Australia, Brazil, Canada, Japan, Mexico and the United Kingdom. We also have licensed operations in Argentina, Aruba, Austria, Bahamas, Bahrain Belgium, Bermuda, Bulgaria, China, Colombia, Costa Rica, Croatia, Czech Republic, Denmark, Dominican Republic, Egypt, El Salvador, Estonia, Finland, France, Germany, Greece, Greenland, Honduras, Hong Kong, Hungary, India, Indonesia, Israel, Italy, Jordan, Kuwait, Latvia, Lebanon, Lithuania, Luxembourg, Malaysia, The Netherlands, The Netherlands Antilles, Nicaragua, Nigeria, Norway, Panama, Philippines, Poland, Portugal, Puerto Rico, Russia, Saudi Arabia, Singapore, Slovak Republic, Slovenia, South Africa, South Korea, Spain, Sri Lanka, Sweden, Switzerland, Taiwan, Thailand, Trinidad/Tobago, Turkey, UAE, Venezuela, Vietnam and The West Indies. There are also licensee retail operations in Hong Kong and South Korea. Our seven most popular books, The 7 Habits of Highly Effective People, Principle-Centered Leadership, The 10 Natural Laws of Time and Life Management, First Things First, The Power Principle, The 7 Habits of Highly Effective Families and The 7 Habits of Highly Effective Teens are currently published in multiple languages. Financial information about our foreign operations is contained in Note 18 to our consolidated financial statements.

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

Clients

We have a relatively broad base of institutional and individual clients. We have more than 2,000 institutional clients consisting of corporations, governmental agencies, educational institutions and other organizations. We believe our products, workshops and seminars encourage strong client loyalty. Employees in each of our distribution channels focus on providing timely and courteous responses to client requests and inquiries. Institutional clients may choose to receive assistance in designing and developing customized forms, tabs, pagefinders and binders necessary to satisfy specific needs. As a result of the nature of FranklinCovey’s business and distribution channels, the Company does not have, nor has it had, a significant backlog of firm orders.

Competition

Training. Competition in the performance skills organizational training and education industry is highly fragmented with few large competitors. We estimate that the industry represents more than $6 billion in annual revenues and that the largest traditional organizational training firms have sales in the $100 million to $400 million range. Based upon FranklinCovey's fiscal 2005 organizational sales of approximately $130 million, we believe we are a leading competitor in the organizational training and education market. Other significant competitors in the training market are Development Dimensions International, Institute for International Research (IIR) (formerly Achieve Global and Zenger Miller), Organizational Dynamics Inc., Provant, Forum Corporation, EPS Solutions and the Center for Creative Leadership.

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

Manufacturing and Distribution

The manufacturing operations of FranklinCovey consist primarily of printing, collating, assembling and packaging components used in connection with our paper product lines. We operate our central manufacturing services out of Salt Lake City, Utah. We have also developed partner printers, both domestically and internationally, who can meet our quality standards, thereby facilitating efficient delivery of product in a global market. We believe this has positioned us for greater flexibility and growth capacity. Automated production, assembly and material handling equipment are used in the manufacturing process to ensure consistent quality of production materials and to control costs and maintain efficiencies. By operating in this fashion, we have gained greater control of production costs, schedules and quality control of printed materials.

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

Our research and development expenditures totaled $2.2 million, $3.6 million, and $4.9 million in fiscal years 2005, 2004, and 2003 respectively.

Trademarks, Copyrights and Intellectual Property

We seek to protect our intellectual property through a combination of trademarks, copyrights and confidentiality agreements. We claim rights for 147 trademarks in the United States and have obtained registration in the United States and many foreign countries for many of our trademarks, including FranklinCovey, The 7 Habits of Highly Effective People, Principle-Centered Leadership, The 4 Disciplines of Execution, FranklinCovey Planner, PlanPlus, The 7 Habits and The 8th Habit. We consider our trademarks and other proprietary rights to be important and material to our business. Each of the marks set forth in italics above is a registered mark or a mark for which protection is claimed.

We own sole or joint copyrights on our planning systems, books, manuals, text and other printed information provided in our training seminars, the programs contained within FranklinCovey Planner Software and its instructional materials, and our software and electronic products, including audio tapes and video tapes. We license, rather than sell, all facilitator workbooks and other seminar and training materials in order to protect our intellectual property rights therein. FranklinCovey places trademark and copyright notices on its instructional, marketing and advertising materials. In order to maintain the proprietary nature of our product information, FranklinCovey enters into written confidentiality agreements with certain executives, product developers, sales professionals, training consultants, other employees and licensees. Although we believe the protective measures with respect to our proprietary rights are important, there can be no assurance that such measures will provide significant protection from competitors.

Employees

As of August 31, 2005, FranklinCovey had 1,333 full and part-time associates, including 416 in sales, marketing and training; 515 in customer service and retail; 140 in production operations and distribution; and 262 in administration and support staff. During fiscal 2002, the Company outsourced a significant part of its information technology services, customer service, distribution and warehousing operations to EDS. A number of the Company’s former employees involved in these operations are now employed by EDS to provide those services to FranklinCovey. None of our associates are represented by a union or other collective bargaining group. Management believes that its relations with its associates are good and we do not currently foresee a shortage in qualified personnel needed to operate our business.

Available Information

The Company's principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331 and our telephone number is (801) 817-1776.

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

FranklinCovey’s principal business operations and executive offices are located in Salt Lake City, Utah. The following is a summary of our owned and leased properties. Our corporate headquarters lease is accounted for as a financing arrangement and all other facility lease agreements are accounted for as operating leases. Our lease agreements expire at various dates through the year 2025.

Corporate Facilities
Corporate Headquarters and Administrative Offices:
Salt Lake City, Utah (7 buildings) - all leased

Organizational Solutions Business Unit
Regional Sales Offices:
United States (7 locations) - all leased

International Administrative Offices:
Canada (1 location)
Latin America (3 locations) - all leased
Asia Pacific (2 locations) - both leased
Europe (1 location) - leased

International Distribution Facilities:
Canada (1 location)
Latin America (1 location) - leased
Asia Pacific (2 locations) - both leased
Europe (1 location) - leased

Consumer and Small Business Unit
Retail Stores:
United States (105 locations) - all leased

Manufacturing Facilities:
United States (1 location)

We consider our existing facilities sufficient for our current and anticipated level of operations in the upcoming fiscal year. Our manufacturing facility, which produces the majority of our printed paper products, operates at near capacity. Other significant developments related to our properties during fiscal 2005 consisted of the following:

●
In June 2005, we completed the sale and leaseback of our corporate headquarters facility, located in Salt Lake City, Utah. The sale price was $33.8 million in cash and after deducting customary closing costs, including commissions and payment of the remaining mortgage on one of the buildings, we received net proceeds totaling $32.4 million. In connection with the transaction, we entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group. The master lease agreement also contains six five-year options to renew the master lease agreement, thus allowing us to maintain our operations at the current location for up to 50 years.

●
In November 2004, we simultaneously exercised our option to purchase the corporate facilities leased in Provo, Utah and sold these facilities to the tenant currently occupying that property. For further information regarding this transaction, refer to Note 15 to our consolidated financial statements.

●	During fiscal 2005, we closed 30 domestic retail store locations and may close additional retail locations during fiscal 2006.

Item 3.	Legal Proceedings

During fiscal 2002, we received a subpoena from the Securities and Exchange Commission (SEC) seeking documents and information relating to our management stock loan program and previously announced, and withdrawn, tender offer. We have provided the documents and information requested by the SEC, including the testimonies of our Chief Executive Officer, Chief Financial Officer, and other key employees. The Company has cooperated, and will continue to fully cooperate, in providing requested information to the SEC. The SEC and the Company are currently engaged in discussions with respect to a potential resolution of this matter.

In fiscal 2002, we brought legal action against World Marketing Alliance, Inc., a Georgia corporation (WMA) and World Financial Group, Inc., a Delaware corporation and the purchaser of substantially all assets of WMA, for breach of contract. The case proceeded to jury trial commencing October 25, 2004. The jury rendered a verdict in our favor and against WMA on November 1, 2004 for the entire unpaid contract amount of approximately $1.1 million. In addition to the verdict, we recovered legal fees totaling $0.3 million and pre- and post-judgment interest of $0.3 million from WMA. The Company received payment in cash for the legal settlement during the quarter ended May 28, 2005. However, shortly after paying the legal settlement, WMA appealed the jury decision to the 10th Circuit Court of Appeals.  As a result of the appeal, we recorded the cash received and a corresponding increase to accrued liabilities, and will not recognize the gain for the legal settlement until the case is completely resolved.

The Company is also the subject of certain legal actions, which we consider routine to our business activities. At August 31, 2005, we believe that, after consultation with legal counsel, any potential liability to the Company under such actions will not materially affect our financial position, liquidity, or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended August 31, 2005.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

FranklinCovey’s common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “FC.” The following table sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported on the NYSE Composite Tape, for the fiscal years ended August 31, 2005 and 2004.

	High	Low
Fiscal Year Ended August 31, 2005:
Fourth Quarter	$8.10	$5.80
Third Quarter	7.13	2.22
Second Quarter	2.80	1.65
First Quarter	1.98	1.61

Fiscal Year Ended August 31, 2004:
Fourth Quarter	$2.75	$1.70
Third Quarter	2.86	2.05
Second Quarter	3.25	1.50
First Quarter	1.86	1.15

We did not pay or declare dividends on our common stock during the fiscal year years ended August 31, 2005 and 2004. We currently anticipate that we will retain all available funds to redeem outstanding preferred stock and to finance our future growth and business opportunities and we do not intend to pay cash dividends on our common stock in the foreseeable future. However, we are obligated and pay cash dividends on our outstanding shares of Series A preferred stock.

As of November 7, 2005, the Company had 20,744,725 shares of its common stock outstanding, which was held by approximately 328 shareholders of record.

The following table summarizes Company purchases of our preferred and common stock during the fiscal quarter ended August 31, 2005 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Common Shares:
May 29, 2005 to July 2, 2005	10(1)	$6.86	none	n/a

July 3, 2005 to July 30, 2005	-	-	none	n/a

July 31, 2005 to August 31, 2005	1(3)	7.15	none	n/a

Total Common Shares	11	$6.89		426(4)

Total Preferred Shares	1,200(2)	$25.00

(1)	These shares of common stock were purchased in open market transactions for exclusive distribution to participants in our employee stock purchase program.
(2)
Amount represents the redemption of $30.0 million of preferred stock held by Knowledge Capital during the period July 3, 2005 to July 30, 2005 as provided by our fiscal 2005 preferred stock recapitalization. Subsequent to August 31, 2005, we redeemed an additional $10.0 million, or approximately 400,000 shares of preferred stock.

(3)	These shares of common stock were purchased in open market transactions for participants in the Company’s non-qualified deferred compensation plan by the plan administrator.
(4)
In previous fiscal years, our Board of Directors approved various plans for the purchase of up to 8,000,000 shares of our common stock. As of November 25, 2000, the Company had purchased 7,705,000 shares of common stock under these board-authorized purchase plans. On December 1, 2000, the Board of Directors approved an additional plan to acquire up to $8.0 million of our common stock. To date, we have purchased $7.1 million of our common stock under the terms of the December 2000 Board approved purchase plan. The maximum number of shares that may yet be purchased under the plans was calculated for the December 2000 plan by dividing the remaining approved dollars by $7.00, which was the closing price of the Company’s common stock on August 31, 2005. These shares were added to the remaining shares from the Company’s other Board-approved plans to arrive at the maximum amount that may be purchased as of August 31, 2005. No shares of our common stock were purchased during the fiscal quarter ended August 31, 2005 under terms of any Board authorized purchase plan.

Item 6.	Selected Financial Data

Financial Highlights

The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of Franklin Covey and the related footnotes as found in Item 8 of this report on Form 10-K.

During fiscal 2005, we determined that due to inaccurate deferred income tax calculations, our consolidated financial statements contained an error. The selected consolidated financial data has been derived from our consolidated financial statements and has been restated to reflect adjustments described in Note 2 to those consolidated financial statements.  This restatement affects our fiscal 2002 income statement data and our fiscal 2004, 2003, 2002, and 2001 balance sheet data as presented below.  There was no impact in any year due to this restatement on net cash provided by operating, investing, or financing activities on our consolidated statements of cash flows.

During fiscal 2002, we sold the operations of Premier Agendas and discontinued our on-line planning service offered at franklinplanner.com. Accordingly, the information set forth in the table below has been restated to reflect Premier Agendas and franklinplanner.com as discontinued operations.

August 31,	2005	2004	2003	2002		2001
In thousands, except per share data		Restated	Restated	Restated	As Previously Reported	Restated

Income Statement Data
Net sales	$283,542	$275,434	$307,160	$332,998	$332,998	$439,781
Income (loss) from operations	8,943	(9,064)	(47,665)	(122,573)	(122,573)	(14,793)
Net income (loss) from continuing operations before income taxes	9,101	(8,801)	(47,790)	(122,179)	(122,179)	(17,196)
Income tax benefit (provision)	1,085	(1,349)	2,537	32,122	25,713	4,000
Net income (loss) from continuing operations	10,186	(10,150)	(45,253)	(90,057)	(96,466)	(13,196)
Cumulative effect of accounting change, net of income taxes				(75,928)	(61,386)
Net loss attributable to common shareholders	(5,837)	(18,885)	(53,988)	(117,399)	(109,266)	(19,236)
Basic and diluted loss per share	(.34)	(.96)	(2.69)	(5.90)	(5.49)	(.95)

Balance Sheet Data
Total current assets	$105,182	$92,229	$110,057	$124,345	$120,739	$226,911
Other long-term assets	9,426	7,305	10,472	11,474	11,474	14,369
Total assets	233,233	227,625	262,146	308,344	304,738	551,022

Deferred income tax liabilities	9,715	10,047	10,538	11,739	-	41,326
Long-term obligations of continuing operations	46,171	13,067	15,743	15,231	3,492	146,138
Total liabilities	100,407	69,146	84,479	81,922	70,183	241,140

Shareholders’ equity	132,826	158,479	177,667	226,422	234,555	309,882

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

FranklinCovey seeks to improve the effectiveness of organizations and individuals and is a worldwide leader in providing integrated learning and performance solutions to organizations and individuals that are designed to enhance strategic execution, productivity, leadership, sales force performance, effective communications, and other skills. Each performance solution may include products and services that encompass training and consulting, assessment, and various application tools that are generally available in electronic or paper-based formats. Our products and services are available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com. Historically, our best-known offerings include the FranklinCovey Planner™, and a suite of new and updated individual-effectiveness and leadership-development training products based on the best-selling book The 7 Habits of Highly Effective People. We also offer a range of training and assessment products to help organizations achieve superior results by focusing and executing on top priorities, building the capability of knowledge workers, and aligning business processes. These offerings include the popular workshop FOCUS: Achieving Your Highest Priorities™, The 4 Disciplines of Execution™, The 4 Roles of Leadership™, Building Business Acumen: What the CEO Wants You to Know™, the Advantage Series communication workshops, and the Execution Quotient (xQ™) organizational assessment tool.

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2005, fiscal 2004, and fiscal 2003, refers to the twelve-month periods ended August 31, 2005, 2004, and 2003.

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

RESTATEMENT

During the fiscal 2005 year-end closing process, the Company determined that its previously issued consolidated balance sheet for the year ended August 31, 2004 and consolidated statements of shareholders' equity for the three years in the period ended August 31, 2004 needed to be restated to correct an inaccurate deferred tax calculation that affected our statement of operations for the fiscal year ended August 31, 2002.  The Company identified that, historically, the deferred income tax liability for the basis difference on indefinite-lived intangibles calculated upon the adoption of SFAS No. 142, Goodwill and Other Intangibles, was incorrectly offset against deferred income tax assets.  The deferred tax liability relating to this basis difference was assumed to reverse against the deferred tax asset, which resulted in the Company not providing a sufficient valuation allowance against the deferred tax assets.  Since this deferred tax liability relates to indefinite-lived assets, it was not correct to net the deferred tax assets and liabilities.

In addition, the Company determined that it should have recognized a deferred tax liability and a corresponding increase to goodwill related to the acquisition of intangible assets in a prior period. The additional goodwill should have been expensed in the cumulative effect of the accounting change resulting from the adoption of SFAS No. 142 because all goodwill was considered impaired at the date that we adopted SFAS No. 142, and the additional deferred income tax liability should have been utilized to reduce the deferred tax valuation allowance.

These inaccurate deferred tax calculations impacted the consolidated statement of operations for fiscal 2002 by increasing the income tax benefit, and by decreasing the loss from continuing operations, by $6.4 million, and by increasing the charge resulting from the cumulative effect of accounting change related to the adoption of SFAS No. 142 by $14.5 million. The net effect of these errors increases the reported $109.3 million net loss attributable to common shareholders in fiscal 2002 by $8.1 million, to $117.4 million.

For periods subsequent to fiscal 2002, these errors only affected our consolidated balance sheets through the impact of increased net deferred tax liabilities and decreased retained earnings. There was no impact in any year due to this restatement on net cash provided by operating, investing, or financing activities on the consolidated statements of cash flows.

The following discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of this restatement where applicable.

RESULTS OF OPERATIONS

Overview

Our operating results in fiscal 2005 showed significant year-over-year improvement in nearly every area, including increased sales, improved gross margins, and lower operating costs. For the fiscal year ended August 31, 2005, we reported net income (before preferred dividends and loss on preferred stock recapitalization) of $10.2 million, compared to a net loss of $10.2 million in the prior year. Our operating income for the year ended August 31, 2005 improved by $18.0 million as we recognized operating income of $8.9 million compared to an operating loss of $9.1 million in fiscal 2004. The primary factors that influenced our financial results for the fiscal year ended August 31, 2005 were as follows:

●
Sales Performance - Our total sales increased by $8.1 million, which represented the first increase in year-over-year sales performance in several years. The increase in total sales was due to improved training and consulting services sales, which increased $18.1 million compared to fiscal 2004. Increased training and consulting sales was attributable to improvements in both domestic and international delivery channels. During fiscal 2005 we also completed significant enhancements to our successful and well-known The 7 Habits of Highly Effective People training course and related products. We believe that our refreshed course materials and related products, in combination with our new training offerings, will contribute to continuing improvements in our training and consulting sales performance.

Product sales decreased by $10.0 million, which was primarily due to the impact of closed retail stores and declining technology and specialty product sales compared to the prior year.

●
Gross Margin Improvement - Our gross margin improved compared to the prior year primarily due to increased training and consulting sales as a percent of total sales, favorable product and training program mix changes, reduced product costs, and lower overall costs in delivering our training and consulting service sales.

●
Decreased Operating Costs - Our operating costs decreased by $5.1 million, primarily due to reduced depreciation and reduced selling, general, and administrative expenses. Consistent with prior years, we continue to seek for and implement strategies that will enable us to reduce our operating costs in order to improve our profitability.

●
Improved Cash Flows from Operations - Our cash flows from operations improved to $22.3 million compared to $12.1 million in fiscal 2004 and $5.8 million in fiscal 2003. We were able to improve our cash flows from operations primarily through improved operating results and continued reductions of on-hand inventories. As a result of these and other factors, we were able to increase our cash and cash equivalents balance to $51.7 million at August 31, 2005.

●
Completion of the Preferred Stock Recapitalization - During fiscal 2005, we completed a preferred stock recapitalization that allows the Company to redeem shares of preferred stock. Although we recorded a $7.8 million non-cash loss resulting from the revaluation of our preferred stock and valuation of the newly issued common stock warrants, we were able to use a portion of the proceeds from the sale of our corporate headquarters to redeem $30.0 million, or 1.2 million shares, of preferred stock in fiscal 2005. This redemption will save $3.0 million annually in preferred dividends. Subsequent to August 31, 2005, we redeemed an additional $10.0 million of preferred stock, which will save additional dividend costs in future periods.

Although we achieved improved financial results in fiscal 2005 and saw improvements in many other related trends, we have not yet attained our targeted business model and we are therefore continuing our efforts to increase sales, improve gross margins, and reduce operating costs in order to achieve consistently profitable operations. Further details regarding our operating results and liquidity are provided throughout the following management’s discussion and analysis.

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items through income (loss) before income taxes in our consolidated statements of operations:

YEAR ENDED AUGUST 31,	2005	2004	2003
Product sales	59.0%	64.3%	65.8%
Training and consulting services sales	41.0	35.7	34.2
Total sales	100.0	100.0	100.0

Product cost of sales	27.2	31.1	33.3
Training and consulting services cost of sales	13.3	12.3	11.2
Total cost of sales	40.5	43.4	44.5
Gross margin	59.5	56.6	55.5

Selling, general and administrative	52.3	54.1	60.0
Impairment of and (gain) on disposal of investment in unconsolidated subsidiary	(0.2)		0.2
Provision for losses on management stock loans			1.3
Recovery of investment in unconsolidated subsidiary			(0.5)
Depreciation	2.7	4.3	8.6
Amortization	1.5	1.5	1.4
Total operating expenses	56.3	59.9	71.0
Income (loss) from operations	3.2	(3.3)	(15.5)

Interest income	0.3	0.1	0.2
Interest expense	(0.3)		(0.1)
Other expense, net			(0.1)
Income (loss) before income taxes	3.2%	(3.2)%	(15.5)%

Segment Review

We have two reporting segments: the Consumer and Small Business Unit (CSBU) and the Organizational Solutions Business Unit (OSBU). The following is a brief description of these segments and their primary operating activities.

Consumer and Small Business Unit - This business unit is primarily focused on sales to individual customers and small business organizations and includes the results of the Company’s retail stores, catalog and eCommerce operations, wholesale, and other related distribution channels, including government sales, and office superstores. The CSBU results of operations also include the financial results of our paper planner manufacturing operations. Although CSBU sales primarily consist of products such as planners, binders, software, and handheld electronic planning devices, virtually any component of the Company’s leadership and productivity solutions can be purchased through CSBU channels. During fiscal 2005, we began an initiative to increase both training and product sales to small businesses through our CSBU channels with the addition of a small business sales force and other initiatives designed especially for small business clients.

Organizational Solutions Business Unit - The OSBU is primarily responsible for the development, marketing, sale, and delivery of productivity, leadership, strategic execution, goal alignment, sales performance, and effective communication training solutions directly to organizational clients, including other companies, the government, and educational institutions. The OSBU includes the financial results of our domestic sales force as well as our international operations. Our international operations include the financial results of our directly-owned foreign offices and royalty revenues from licensees.

The following table sets forth segment sales data for the years indicated. For further information regarding our reporting segments and geographic information, refer to Note 18 to our consolidated financial statements (in thousands).

YEAR ENDED AUGUST 31,	2005	2004	2003
Consumer and Small Business Unit:
Retail stores	$74,331	$87,922	$112,054
Consumer direct	55,575	55,059	56,177
Wholesale	19,691	21,081	16,915
Other CSBU	3,757	2,007	7,020
	153,354	166,069	192,166
Organizational Solutions Business Unit:
Domestic	76,114	61,047	74,306
International	54,074	48,318	40,688
	130,188	109,365	114,994
Total net sales	$283,542	$275,434	$307,160

FISCAL 2005 COMPARED TO FISCAL 2004

Product Sales - Our overall product sales, which primarily consist of planners, binders, software, handheld electronic planning devices, and publishing, which are primarily sold through our CSBU channels, declined $10.0 million, or six percent, compared to fiscal 2004. The decline in product sales was primarily due to decreased sales in our retail and wholesale delivery channels, with the majority of the decline in product sales occurring in our first quarter of fiscal 2005. The following is a description of sales performance in our CSBU delivery channels during the fiscal year ended August 31, 2005:

●
Retail Sales - The decline in retail sales was due to the impact of fewer stores, which represented $10.7 million of the total $13.6 million decline, and reduced technology and specialty product sales which totaled $5.5 million. During fiscal 2004, we closed 18 retail store locations and we closed 30 additional stores during fiscal 2005. At August 31, 2005, we were operating 105 retail stores compared to 135 stores at August 31, 2004. Overall product sales trends were reflected in a four percent decline in year-over-year comparable store (stores which were open during the comparable periods) sales. Declining technology and specialty product sales were partially offset by increased “core” product (e.g. planners, binders, and totes) sales during fiscal 2005.

●
Consumer Direct - Sales through our consumer direct channels (catalog and eCommerce) were generally consistent with the prior year and the slight increase was primarily due to increased core product sales compared to the prior year.

●
Wholesale Sales - Sales through our wholesale channel, which includes sales to office superstores and other retail chains, decreased primarily due to a shift from contract stationer revenue channels to royalty based retail channels.  As a result of this change our sales decreased, but our gross margin contribution through this channel remained consistent with the prior year.

●
Other CSBU Sales - Other CSBU sales primarily consist of domestic printing and publishing sales and building sublease revenues. The increase in other CSBU sales was primarily attributable to increased sublease income. We have subleased a substantial portion of our corporate headquarters in Salt Lake City, Utah and have recognized $1.1 million of sublease revenue during fiscal 2005, compared to $0.2 million in fiscal 2004, which has been classified as other CSBU sales.

Training and Consulting Services Sales - We offer a variety of training solutions, training related products, and consulting services focused on productivity, leadership, strategy execution, sales force performance, and effective communications training programs that are provided both domestically and internationally through the Organizational Solutions Business Unit (OSBU). Our overall training and consulting service sales increased by $18.1 million, or 18 percent, compared to the same period of the prior year. The improvement in training sales was reflected in both domestic and international training program and consulting sales. Our domestic sales performance improved in nearly all sales regions and was primarily attributable to increased client facilitated sales of the enhanced The 7 Habits of Highly Effective People training course, increased sales performance group sales, and improved sales of our The 4 Disciplines of Leadership and xQ offerings.

International sales improved by $5.8 million, or 12 percent primarily due to increased sales in Japan, Mexico, Brazil, the United Kingdom, increased licensee royalty revenues, and the translation of foreign sales amounts as foreign currencies strengthened against the United States dollar during much of fiscal 2005. The favorable impact of currency translation on reported international revenues totaled $1.7 million for the fiscal year ended August 31, 2005. These increases were partially offset by decreased sales performance at our Canadian operations.

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

Our overall gross margin improved to 59.5 percent of sales, compared to 56.6 percent in fiscal 2004. This overall gross margin improvement is consistent with quarterly gross margin trends during fiscal 2005 and was primarily due to increased training and consulting sales as a percent of total sales, favorable product mix changes, lower product costs, and improved margins on our training and consulting service sales. Training and consulting service sales, which typically have higher gross margins than our product sales, increased to 41 percent of total sales during fiscal 2005 compared to 36 percent in the prior year.

Our gross margin on product sales improved to 53.9 percent compared to 51.6 percent in fiscal 2004. The improvement was primarily due to a favorable shift in our product mix as sales of higher-margin paper products and binders increased as a percent of total sales, while sales of lower-margin technology and specialty products continued to decline. Additionally, the overall margin on paper and binder sales has improved through focused cost reduction efforts, and improved inventory management.

Training and related consulting services gross margin, as a percent of sales for these services, improved to 67.5 percent compared to 65.6 percent in fiscal 2004. The improvement in our training and consulting services gross margin was primarily due to a continued shift in training sales mix toward higher-margin courses and offerings, reduced costs for training materials, such as participant manuals and related items, and overall lower costs associated with training sales.

Operating Expenses

Selling, General, and Administrative - Our selling, general, and administrative (SG&A) expenses decreased $0.6 million and improved as a percent of sales to 52.3 percent, compared to 54.1 percent in fiscal 2004. Declining SG&A expenses were the direct result of initiatives specifically designed to reduce our overall operating costs and is consistent with operating expense trends during the previous two fiscal years. Our cost-reduction efforts have included retail store closures, headcount reductions, consolidation of corporate office space, and other measures designed to focus our resources on critical activities and projects. These efforts were partially offset by increased commission expenses related to increased training sales, severance costs associated with a former executive officer, expenses related to the cancellation of the CEO's compensation agreement, additional costs associated with the preferred stock recapitalization, investments in new products, and costs of hiring new sales force personnel. The primary effects of our cost-cutting initiatives were reflected in reduced rent and utilities expenses of $3.2 million and reductions in other SG&A expenses, such as outsourcing and development costs, that totaled $1.4 million compared to the prior year. We also reduced our store closure costs by $1.3 million (refer to discussion below) as many of the leases on stores that were closed expired during fiscal 2005 and did not require additional costs to exit the leases. These improvements were partially offset by $2.7 million of increased associate costs and $1.7 million of additional advertising and promotion spending.

We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability. During this assessment process, judgments are made as to whether under-performing or unprofitable stores should be closed. As a result of this evaluation process, we closed 30 stores during fiscal 2005. The costs associated with closing retail stores are typically comprised of charges related to vacating the premises, which may include a provision for the remaining term on the lease, and severance and other personnel costs. These store closure costs totaled $1.0 million during fiscal 2005 and were included as a component of our SG&A expense. Based upon our continuing analyses of retail store performance, we may close additional retail stores and may continue to incur costs associated with closing these stores in future periods.

During fiscal 1999, our Board of Directors approved a plan to restructure our operations, which included an initiative to formally exit leased office space located in Provo, Utah. During fiscal 2005, we exercised an option, available under our master lease agreement, to purchase, and simultaneously sell, the office facility to the current tenant. The negotiated purchase price with the landlord was $14.0 million and the tenant agreed to purchase the property for $12.5 million. These prices were within the range of estimated fair values of the buildings as determined by an independent appraisal obtained by the Company. We paid the difference between the sale and purchase prices, plus other closing costs, which were included as a component of the restructuring plan accrual. After completion of the sale transaction, the remaining fiscal 1999 restructuring costs, which totaled $0.3 million, were credited to SG&A expense in our consolidated statement of operations.

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

Depreciation and Amortization - Depreciation expense decreased $4.0 million, or 34 percent, compared to fiscal 2004 primarily due to the full depreciation or disposal of certain property and equipment balances, primarily computer software and hardware, and the effects of significantly reduced capital expenditures during preceding fiscal years. Based upon these events and current capital spending trends, we expect that depreciation expense will continue to decline compared to prior periods.

Amortization expense on definite-lived intangible assets totaled $4.2 million for the fiscal years ended August 31, 2005 and 2004. We expect intangible asset amortization expense to total $3.8 million in fiscal 2006 as certain intangible assets become fully amortized in fiscal 2006.

Interest Income and Interest Expense

Interest Income - Our interest income increased $0.5 million compared to fiscal 2004 primarily due to increased cash balances and higher interest rates on our interest-bearing cash accounts.

Interest Expense - Our interest expense increased $0.6 million primarily due to the sale of our corporate headquarters facility and the resulting interest component of our lease payments to the landlord. We are accounting for the lease on the corporate facility as a financing obligation, which is accounted for similar to long-term debt.

Income Taxes

The income tax benefit for fiscal 2005 resulted primarily from reversal of accruals related to the resolution of certain tax matters. This tax benefit was partially offset by taxes payable by foreign affiliates and taxes withheld on royalties from foreign licensees. The income tax provision for fiscal 2004 was primarily attributable to taxes payable by foreign affiliates and taxes withheld on royalties from foreign licensees. These foreign taxes were partially offset by the reversal of accruals related to the resolution of certain tax matters.

As of August 31, 2005 and 2004, given our recent history of significant operating losses, we had provided a valuation allowance against the majority of our deferred income tax assets. As of August 31, 2005 and 2004, we had net deferred tax liabilities of $6.9 million and $7.3 million, respectively. Our foreign deferred tax assets of $0.9 million and $0.8 million at August 31, 2005 and 2004 primarily relate to our operations in Japan. The net domestic deferred tax liability of $7.8 million at August 31, 2005 and the restated $8.1 million deferred liability at August 31, 2004 primarily relate to the step-up of indefinite-lived intangibles. For further information concerning deferred tax items, including the restatement of prior period deferred tax liabilities, refer to Notes 2 and 16 to our consolidated financial statements.

Loss on Recapitalization of Preferred Stock

We completed our preferred stock recapitalization during the quarter ended May 28, 2005. Due to the significant modifications to our preferred stock, we determined that previously outstanding preferred stock was replaced with new classes of preferred stock and common stock warrants. As a result, the new preferred stock was recorded at its fair value on the date of modification, which was determined to be equal to the liquidation preference of $25 per share. The difference between the aggregate fair value of the consideration given (the new Series A preferred stock and the common stock warrants) and the carrying value of the previously existing Series A preferred stock, which totaled $7.8 million, was reported as a loss on recapitalization of preferred stock, which decreased net income attributable to common shareholders in the quarter ended May 28, 2005. Subsequent to May 28, 2005, we used $30.0 million of the proceeds from the June 2005 sale of our corporate headquarters facility to redeem shares of preferred stock under terms of the recapitalization plan.

Subsequent to August 31, 2005, we redeemed an additional $10.0 million of preferred stock and announced that we intend to seek shareholder approval to amend our articles of incorporation to extend the period during which we have the right to redeem the outstanding preferred stock at 100 percent of the liquidation preference. The amendment would extend the current redemption deadline from March 8, 2006 to December 31, 2006 and would also provide the right to extend the redemption period for an additional year to December 31, 2007, if another $10.0 million of preferred stock is redeemed before December 31, 2006.

FISCAL 2004 COMPARED TO FISCAL 2003

Sales

Product Sales - Our product sales, which are primarily delivered through our CSBU channels, declined $25.0 million, or 12 percent, compared to the prior year. The decline in product sales compared to fiscal 2003 was primarily attributable to the following sales performance at our various CSBU channels.

Retail sales decreased $24.1 million, or 22 percent, compared to fiscal 2003. The decline in retail sales was primarily attributable to the following:

●
$14.3 million of the retail sales decrease is the result of the closure of retail stores. The Company closed 18 stores in fiscal 2004 in addition to 22 domestic and 10 international stores that were closed in fiscal 2003. These store closures were primarily comprised of unprofitable stores and stores located in markets where we had multiple retail operations.

●
$8.4 million of the retail store decrease was the result of declining comparable store technology sales, which include handheld electronic devices, or PDAs, and related products. Comparable stores are retail locations which have been open for the full year in the periods reported. Technology sales decreased as competition increased from office product superstores and discounters. Sales of core products remained relatively flat, decreasing less than one percent compared to fiscal 2003.

At August 31, 2004, we were operating 135 retail stores compared to 153 stores at August 31, 2003.

Consumer direct (includes catalog and eCommerce operations) sales decreased $1.1 million, or two percent, compared with fiscal 2003. The primary factors affecting consumer direct sales were as follows:

●	Technology sales, including handheld electronic devices and PDAs, through this channel decreased $1.5 million.
●	The total number of orders placed through the consumer direct channel decreased five percent from the prior year.

During 2004, our wholesale sales increased $4.2 million, or 25 percent, as we expanded our product offerings in office superstores and discount stores. Offsetting this increase were decreased other CSBU sales, which are comprised primarily of government product and external printing sales, and declined by $5.0 million compared to the prior year. During fiscal 2004, we outsourced the sale and distribution of our products through government channels to a well-established office products distributor. Accordingly, we now only recognize royalty income from the distributor rather than the net sale and corresponding costs related to those sales.

Training and Consulting Services Sales - Our overall training and consulting service sales declined $6.7 million, or six percent, compared to the prior year. Decreased training sales were primarily due to decreased domestic training sales which experienced a slow start in fiscal 2004. Of the $13.3 million decline in domestic training sales, $10.0 million occurred during the first two quarters of fiscal 2004 and was primarily attributable to decreased client-facilitated leadership programs. Decreased leadership training was partially offset by increased productivity training and sales from our new program, The 4 Disciplines of Execution and related xQ sales. However, our training and consulting business improved significantly during late fiscal 2004, especially in the fourth quarter.

International sales, which represented 44 percent of our OSBU segment sales in fiscal 2004, increased by $7.6 million, or 19 percent compared to the prior year. International sales growth was led by our two largest international offices, located in Japan and the United Kingdom, which experienced growth rates of 25 percent and 23 percent during fiscal 2004. Currency conversion also favorably impacted international results through translation of foreign sales to U.S. dollars. Excluding the impact of foreign currency exchange fluctuations, international sales grew 10 percent compared to fiscal 2003.

Gross Margin

For fiscal 2004, our overall gross margin improved to 56.6 percent of sales compared to 55.5 percent in fiscal 2003. The improvement in our overall gross margin was primarily due to increased margins from product sales and an increase in training and service sales as a percent of total sales. Increased gross margin on product sales was primarily due to a favorable shift in our product mix away from technology and specialty products to higher-margin paper and binder products. Paper product sales, including forms and tabs, combined with binder product sales, increased as a percentage of total sales to 61 percent in fiscal 2004 compared to 58 percent in fiscal 2003. Our gross margins on paper and binder products also increased as a result of specific cost reduction initiatives.

Training solution and related services gross margin, as a percent of sales, decreased to 65.6 percent compared to 67.2 percent the prior year. The decline in our training gross margin during the year was primarily due to the delivery of certain higher-cost programs that are part of a longer-term marketing strategy. These activities include: custom programs for certain strategic clients, multiple domestic symposium events, and a series of international events that also had lower gross margins than our other training programs. These factors were partially offset by ongoing initiatives designed to reduce overall training program delivery costs that continue to have a favorable impact on our training and services gross margin.

Operating Expenses

Selling, General, and Administrative - Our selling, general, and administrative (SG&A) expenses for fiscal 2004 decreased $35.2 million, or 19 percent, compared to the prior year. Declining SG&A expenses were the direct result of initiatives specifically designed to reduce our overall operating costs and were consistent with SG&A expense trends during the previous two fiscal years. Our cost-reduction efforts have included retail store closures, headcount reductions, consolidation of corporate office space, and other measures designed to focus our resources on critical activities and projects. The primary effects of these cost-cutting initiatives were reflected in associate expense reductions totaling $18.1 million, advertising and promotional expense reductions totaling $7.7 million, reduced rent and utilities charges totaling $5.1 million, and reductions in other SG&A expenses, such as outsourcing and development costs, that totaled $5.1 million compared to the prior year. Partially offsetting these cost reduction efforts were $2.3 million of additional expenses related to retail store closures, as discussed below.

We regularly assess the operating performance of our retail stores, which includes assessment of previous operating performance trends and projected future profitability. As a result of this evaluation process, we decided to close certain stores during fiscal 2004 and fiscal 2003. During fiscal 2004, we closed 18 retail stores and incurred additional expenses related to certain store closures that occurred during fiscal 2003. These store closure costs totaled $2.3 million during fiscal 2004 and were reported as a component of our SG&A expense.

Provision for Losses on Management Common Stock Program - Prior to May 2004, we utilized a systematic methodology for determining the level of loan loss reserves that were appropriate for the management common stock loan program. Based upon this systematic methodology, we recorded a $3.9 million increase to the loan loss reserve during fiscal 2003.

As a result of modifications to the terms of the management stock loans that were approved in May 2004 and their effects on the Company and loan participants (refer to Note 11 to our consolidated financial statements for further information), we determined that the management common stock loans should be accounted for as non-recourse stock compensation instruments. While this accounting treatment does not alter the legal rights associated with the loans to the participants, the modifications to the terms of the loans were deemed significant enough to adopt the non-recourse accounting model. As a result of this accounting treatment, the remaining carrying value of the notes and interest receivable related to financing common stock purchases by related parties, which totaled $7.6 million prior to the accounting change, was reduced to zero with a corresponding reduction in additional paid-in capital.

We currently account for the non-recourse stock loans as variable stock option instruments. Under the provisions of SFAS No. 123R, which we will adopt on September 1, 2005, additional compensation expense will only be recognized on the loans if the Company takes action on the loans that in effect constitutes a modification of an option. Although we do not anticipate significant further compensation expense related to the management stock loans, this accounting treatment precludes us from recovering the amounts expensed as additions to the loan loss reserve, totaling $29.7 million, which were recognized in prior periods.

The inability of the Company to collect all, or a portion, of these management stock loan receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

Depreciation and Amortization - Depreciation expense decreased $14.6 million, or 55 percent, compared to fiscal 2003 primarily due to the full depreciation or disposal of certain computer hardware and software assets, the prior year impairment of retail store assets, which totaled $5.0 million, and the effects of significantly reduced capital expenditures during preceding fiscal years.

Amortization expense on definite-lived intangible assets totaled $4.2 million during fiscal 2004 compared to $4.4 million in the prior year. The reduction in our amortization expense was due to the full amortization of certain definite-lived intangible assets.

Income Taxes

The income tax provision for fiscal 2004 was primarily attributable to taxes payable by foreign affiliates and taxes withheld on royalties from foreign licensees. These foreign taxes were partially offset by the reversal of accruals related to the resolution of certain tax matters. The income tax benefit for fiscal 2003 was primarily attributable to reversal of accruals related to the resolution of certain tax matters and a foreign income tax benefit related to our Japan operations.

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for fiscal 2005 and fiscal 2004. The quarterly consolidated financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of continuing trends.

Quarterly Financial Information:

YEAR ENDED AUGUST 31, 2005
	November 27	February 26	May 28	August 31
In thousands, except per share amounts

Net sales	$69,104	$82,523	$65,788	$66,128
Gross margin	41,435	50,217	38,268	38,775
Selling, general, and administrative expense	35,930	38,939	36,095	37,341
Depreciation	2,178	2,320	1,848	1,428
Amortization	1,043	1,043	1,043	1,044
Income (loss) from operations	2,284	7,915	(218)	(1,038)
Income (loss) before income taxes	2,364	8,051	63	(1,377)
Net income (loss)	1,526	7,086	3,069	(1,495)
Preferred stock dividends	(2,184)	(2,184)	(2,184)	(1,718)
Loss on recapitalization of preferred stock	-	-	(7,753)	-
Income (loss) attributable to common shareholders	(658)	4,902	(6,868)	(3,213)

Basic and diluted income (loss) per share attributable to common shareholders	$(.03)	$.19	$(.34)	$(.16)

YEAR ENDED AUGUST 31, 2004
	November 29	February 28	May 29	August 31
In thousands, except per share amounts

Net sales	$75,031	$78,715	$61,248	$60,440
Gross margin	42,755	44,784	32,767	35,495
Selling, general, and administrative expense	40,245	39,569	35,234	33,870
Depreciation	3,591	3,222	2,509	2,452
Amortization	1,043	1,043	1,043	1,044
Income (loss) from operations	(2,124)	950	(6,019)	(1,871)
Income (loss) before income taxes	(2,150)	1,035	(5,961)	(1,725)
Net income (loss)	(3,180)	232	(5,149)	(2,053)
Preferred stock dividends	(2,184)	(2,184)	(2,184)	(2,183)
Loss attributable to common shareholders	(5,364)	(1,952)	(7,333)	(4,236)

Basic and diluted loss per share attributable to common shareholders	$(.27)	$(.10)	$(.37)	$(.21)

Our quarterly results of operations reflect seasonal trends that are primarily the result of customers who renew their FranklinCovey Planners on a calendar year basis. Domestic training sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and vacation periods.

During the fourth quarter of fiscal 2005, we reclassified certain overhead costs that were included in cost of sales to selling, general, and administrative expense. The quarterly information included above was adjusted to reflect the quarterly impact of this reclassification. Amounts reclassified from cost of sales to selling, general, administrative expense consisted of the following (in thousands):

QUARTER ENDED	Fiscal 2005	Fiscal 2004

November	$276	$229
February	152	159
May	148	106
August	145	167
Total reclassified	$721	$661

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of capital have been net cash provided by operating activities, line-of-credit financing, long-term borrowings, asset sales, and the issuance of preferred and common stock. We currently rely primarily upon cash flows from operating activities and cash on hand to maintain adequate liquidity and working capital levels. At August 31, 2005 we had $51.7 million of cash, cash equivalents, and short-term investments compared to $41.9 million at August 31, 2004. Our net working capital (current assets less current liabilities) increased to $49.9 million at August 31, 2005 compared to $36.0 million at August 31, 2004.

During fiscal 2005, we completed the sale of our corporate headquarters located in Salt Lake City, Utah and received net proceeds totaling $32.4 million. We used a portion of the proceeds from the sale of the campus to redeem $30.0 million of preferred stock, and we anticipate that additional redemptions in future periods will occur if our cash flows from operating activities continue to improve. However, in connection with the sale of our corporate campus we incurred a long-term financing obligation for the purchase price. The annual payments on the financing obligation are approximately $3.0 million per year for the first five years with two percent annual increases thereafter.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the fiscal year ended August 31, 2005.

Cash Flows from Operating Activities

During fiscal 2005 our net cash provided by operating activities improved to $22.3 million compared to $12.1 million in fiscal 2004. Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business. The primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses. Our cash flows from operating activities were favorably affected by increased sales compared to fiscal 2004 and we recognized cash flow improvements from operating activities through reduced cash payments for costs and expenses related to generating these revenues, which was reflected by improved gross margins and income from operations. We also received $1.7 million in cash from a legal settlement rendered in our favor.

During fiscal 2005, our primary uses of cash for operating activities were related to increased accounts receivable that was primarily due to increased sales in our OSBU during the fourth quarter of fiscal 2005 and payment of income taxes on international royalty revenue and on the sale of our corporate headquarters. Partially offsetting these uses of cash were improved cash flows from reduced inventory balances. In addition to the impact of closed stores, we have actively sought to improve our inventory levels through better management of on-hand inventories, especially for electronic devices. We believe that efforts to optimize working capital balances combined with existing and planned efforts to increase sales, including sales of new products and services, and cost-cutting initiatives, will improve our cash flows from operating activities in future periods. However, the success of these efforts is dependent upon numerous factors, many of which are not within our control.

Cash Flows from Investing Activities and Capital Expenditures

Net cash provided by investing activities totaled $4.9 million for the fiscal year ended August 31, 2005. Our primary sources of investing cash were the sale of $21.4 million of short-term investments and $0.5 million of proceeds received from the sale of our investment in an unconsolidated subsidiary. These cash inflows were partially offset by purchases of short-term marketable securities totaling $10.7 million and the purchase of $4.2 million of property and equipment, which consisted primarily of tenant improvements on subleased areas of our corporate campus, computer hardware, software, and leasehold improvements in certain of our retail stores.  During fiscal 2005, we also invested $2.2 million in curriculum development, primarily related to our refreshed The 7 Habits of Highly Effective People training course.

Cash Flows from Financing Activities

Net cash used for financing activities during fiscal 2005 totaled $6.0 million. As mentioned above, we completed the sale of our corporate campus in Salt Lake City, Utah during the fourth quarter of fiscal 2005 and received net proceeds totaling $32.4 million. The proceeds from the sale of our corporate campus was a financing activity.  As a result of this transaction we will use cash in future periods to repay the financing obligation through our monthly lease payment (refer to the discussion under “Contractual Obligations” below). We used a portion of the proceeds from the sale of the corporate campus to redeem $30.0 million of preferred stock at its liquidation preference under the terms of our recapitalization agreement. This redemption will reduce our ongoing cash outflows for preferred dividends by $3.0 million per year. During fiscal 2005, we paid $9.0 million for preferred dividends, which included accrued dividends on the 1.2 million shares of preferred stock that were redeemed. We anticipate making additional preferred stock redemptions under the terms of our recapitalization plan if our cash flows from operating activities continue to improve.

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. Required contractual payments primarily consist of payments to EDS for outsourcing services related to information systems, warehousing and distribution, and call center operations; payments on the financing obligation resulting from the sale of our corporate campus; minimum rent payments for retail store and sales office space; cash payments for Series A preferred stock dividends; mortgage payments on certain buildings and property; and monitoring fees paid to a Series A preferred stock investor. Our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total

Minimum required payments to EDS for outsourcing services	$23,918	$22,591	$22,829	$23,076	$23,330	$141,467	$257,211
Required payments on corporate campus financing obligation	3,045	3,045	3,045	3,045	3,055	53,072	68,307
Minimum operating lease payments	8,509	6,204	5,346	4,225	3,148	7,718	35,150
Preferred stock dividend payments(2)	4,930	4,734	4,734	4,734	4,734	-	23,866
Debt payments(1)	866	160	155	148	143	554	2,026
Contractual computer hardware and software purchases(3)	1,334	680	797	1,072	1,334	6,059	11,276
Monitoring fees paid to a preferred stock investor(2)	219	210	210	210	210	-	1,059
Total expected contractual obligation payments	$42,821	$37,624	$37,116	$36,510	$35,954	$208,870	$398,895

(1)	The Company’s variable rate debt payments include interest payments at 5.5%, which was the applicable interest rate at September 30, 2005.
(2)	Amount reflects the $10.0 million preferred stock redemption that occurred subsequent to August 31, 2005 and will decline if we determine to make future redemptions of our preferred stock.
(3)
We are contractually obligated by our EDS outsourcing agreement to purchase the necessary computer hardware and software to keep such equipment up to current specifications. Amounts shown are estimated capital purchases of computer hardware and software under terms of the EDS outsourcing agreement and its amendments.

Other Items

The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. For further information regarding our management common stock loan program, refer to Note 11 in our consolidated financial statements. The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

Going forward, we will continue to incur costs necessary for the operation and potential growth of the business. We anticipate using cash on hand, cash provided by operating activities on the condition that we can continue to improve our cash flows generated from operating activities, and other financing alternatives, if necessary, for these expenditures. We anticipate that our existing capital resources should be adequate to enable us to maintain our operations for at least the upcoming twelve months. However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future growth and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms.

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

The following items require the most significant judgment and often involve complex estimates:

Revenue Recognition

We derive revenues primarily from the following sources:

●	Products - We sell planners, binders, planner accessories, handheld electronic devices, and other related products that are primarily sold through our CSBU channels.
●
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

Revenue is recognized on software sales in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-09. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products and support to be allocated to each element based on the relative fair value of the elements based on vendor specific objective evidence (VSOE). The majority of the Company’s software sales have elements, including a license and post contract customer support (PCS). Currently the Company does not have VSOE for either the license or support elements of its software sales. Accordingly, revenue is deferred until the only undelivered element is PCS and the total arrangement fee is recognized ratably over the support period.

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

Indefinite-Lived Intangible Assets

Intangible assets that are deemed to have an indefinite life are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists. The Covey trade name intangible asset has been deemed to have an indefinite life. This intangible asset is assigned to the OSBU and is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars, international licensee royalties, and related products. If forecasts and assumptions used to support the realizability of our indefinite-lived intangible asset change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

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

Our history of significant operating losses precludes us from demonstrating that it is more likely than not that the related benefits from deferred income tax deductions and foreign tax carryforwards will be realized. Accordingly, we recorded valuation allowances on the majority of our deferred income tax assets. These valuation allowances are based on estimates of future taxable income or losses that may or may not be realized.

NEW ACCOUNTING PRONOUNCEMENTS

Equity-Based Payments - In December 2004, the Financial Accounting Standards Board (FASB) approved Statement No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, this new statement follows the approach previously defined in SFAS No. 123. However, SFAS No. 123R requires all share based-payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative.

We previously accounted for our stock-based compensation using the intrinsic method as defined in APB Opinion No. 25 and accordingly, we have not recognized any expense for our stock option plans or employee stock purchase plan in our consolidated financial statements. Statement No. 123R is effective for interim or annual periods beginning after June 15, 2005, and will thus be effective for our first quarter of fiscal 2006. Upon adoption, we intend to use the modified prospective transition method. Under this method, awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Based upon our analysis of the requirements of SFAS No. 123R, our employee stock purchase plan will become a compensatory plan in fiscal 2006. However, due to current participation levels in the employee stock purchase plan and remaining levels of unvested stock option compensation expense, we do not believe that the adoption SFAS No. 123R will have a material impact upon our results of operations until we grant additional stock option awards or until participation in our employee stock purchase plan significantly increases. However, the transition to SFAS No. 123R will require us to reclassify our unamortized deferred compensation reported in the equity section of our balance sheet to additional paid-in capital.

For further information regarding our share-based compensation, refer to Note 3 to our consolidated financial statements.

Inventory Costs - In November 2004, the FASB approved Statement No. 151, Inventory Costs an Amendment of ARB No. 43, Chapter 4. Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as a current period expense regardless of whether they meet the criteria of “so abnormal.” This statement also requires that allocation of fixed production overheads to the costs of conversion be based upon the normal capacity of the production facilities. This statement is effective for interim or annual periods beginning after June 15, 2005 and will thus be effective for our first quarter of fiscal 2006. We do not believe that the new accounting requirements of SFAS No. 151 will have a material impact on our financial statements.

Nonmonetary Exchange Transactions - In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement No. 153 amends APB Opinion No. 29, which is based upon the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, by eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replacing it with a general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. We do not believe that the requirements of this statement will have a material impact upon our financial statements.

REGULATORY COMPLIANCE

The Company is registered in states in which we do business that have a sales tax and collects and remits sales or use tax on retail sales made through its stores and catalog sales. Compliance with environmental laws and regulations has not had a material effect on our operations.

INFLATION AND CHANGING PRICES

Inflation has not had a material effect on our operations. However, future inflation may have an impact on the price of materials used in the production of planners and related products, including paper and leather materials. We may not be able to pass on such increased costs to our customers.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, Internet webcasts, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. Forward-looking statements are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed under “Business Environment and Risk” below. In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: unanticipated costs or capital expenditures; difficulties encountered by EDS in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

The market price of our common stock has been and may remain volatile. In addition, the stock markets in general have experienced increased volatility. Factors such as quarter-to-quarter variations in revenues and earnings or losses and our failure to meet expectations could have a significant impact on the market price of our common stock. In addition, the price of our common stock can change for reasons unrelated to our performance. Due to our low market capitalization, the price of our common stock may also be affected by conditions such as a lack of analyst coverage and fewer potential investors.

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

Foreign Exchange Sensitivity - Due to the global nature of our operations, we are subject to risks associated with transactions that are denominated in currencies other than the United States dollar, as well as the effects of translating amounts denominated in foreign currencies to United States dollars as a normal part of the reporting process. The objective of our foreign currency risk management activities is to reduce foreign currency risk in the consolidated financial statements. In order to manage foreign currency risks, we make limited use of foreign currency forward contracts and other foreign currency related derivative instruments. Although we cannot eliminate all aspects of our foreign currency risk, we believe that our strategy, which includes the use of derivative instruments, can reduce the impacts of foreign currency related issues on our consolidated financial statements. The following is a description of our use of foreign currency derivative instruments.

Foreign Currency Forward Contracts - During the fiscal years ended August 31, 2005, 2004, and 2003, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts. The gains and losses on these contracts were recorded as a component of SG&A expense in our consolidated statements of operations and resulted in the following net losses for the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2005	2004	2003

Losses on foreign exchange contracts	$(437)	$(641)	$(501)
Gains on foreign exchange contracts	127	227	38
Net losses on foreign exchange contracts	$(310)	$(414)	$(463)

At August 31, 2005, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of our foreign currency sell contracts that did not qualify for hedge accounting were as follows at August 31, 2005 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	273,000	$2,458
Australian Dollars	1,333	1,018
Mexican Pesos	9,400	846

Net Investment Hedges - During fiscal 2005 and 2004, we entered into foreign currency forward contracts that were designed to manage foreign currency risks related to the value of our net investment in directly-owned operations located in Canada, Japan, and the United Kingdom. These three offices comprise the majority of our net investment in foreign operations. These foreign currency forward instruments qualified for hedge accounting and corresponding gains and losses were recorded as a component of accumulated other comprehensive income in our consolidated balance sheet. During fiscal 2005 and 2004, we recognized the following net losses on our net investment hedging contracts (in thousands):

YEAR ENDED AUGUST 31,	2005	2004

Losses on net investment hedge contracts	$(384)	$(337)
Gains on net investment hedge contracts	66	130
Net losses on investment hedge contracts	$(318)	$(207)

As of August 31, 2005, we had settled our net investment hedge contracts and we had none outstanding. However, we may continue to utilize net investment hedge contracts in future periods as a component of our overall foreign currency risk strategy.

Interest Rate Sensitivity - The Company is exposed to fluctuations in U.S. interest rates primarily as a result of the cash and cash equivalents that we hold. Following the sale of our building in June 2005, our debt balances consist of the financing obligation from the sale of the corporate campus, one fixed-rate long-term mortgage, and one variable-rate mortgage on certain of our buildings and property. The financing obligation has a payment structure equivalent to a lease arrangement with an interest rate of 7.7 percent. Our fixed-rate debt has a 9.9 percent interest rate and was paid in full during September 2005 and our variable-rate mortgage has interest at the Canadian Prime Rate (5.5 percent at August 31, 2005) and requires payments through January 2015.

During the fiscal years ended August 31, 2005, 2004, and 2003, we were not party to any interest rate swap agreements or similar derivative instruments.

BUSINESS ENVIRONMENT AND RISK

Our business environment, current domestic and international economic conditions, and other specific risks may affect our future business decisions and financial performance. The matters discussed below may cause our future results to differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, liquidity, results of operations, and stock price.

We have experienced significant declines in sales and corresponding net losses in recent fiscal years and we may not be able to return to consistent profitability

Although our sales increased in fiscal 2005 compared to fiscal 2004, we have experienced significant sales declines in recent years. Our sales during fiscal 2005 were $283.5 million compared to $275.4 million in fiscal 2004 and $307.2 million in fiscal 2003. While our net income (before preferred dividends and recapitalization loss) has improved to $10.2 million in fiscal 2005, declining sales have also had a corresponding adverse impact upon our operating results during recent fiscal years and we have reported net losses totaling $10.2 million in fiscal 2004 and $45.3 million in fiscal 2003. We continue to implement initiatives designed to increase our sales and improve our operating results, and have recognized significant improvements in recent years, however, we cannot assure that we will return to consistently profitable operations.

In addition to declining sales, we have faced numerous challenges that have affected our operating results in recent years. Specifically, we have experienced, and may continue to experience the following:

●	Declining traffic in our retail stores and consumer direct channel
●	Increased risk of excess and obsolete inventories
●	Operating expenses that, as a percentage of sales, have exceeded our desired business model
●	Costs associated with exiting unprofitable retail stores

Our results of operations are materially affected by economic conditions, levels of business activity, and other changes experienced by our clients

Uncertain economic conditions continue to affect many of our clients’ businesses and their budgets for training, consulting, and related products. Such economic conditions and budgeted spending are influenced by a wide range of factors that are beyond our control and that we have no comparative advantage in forecasting. These conditions include:

●	The overall demand for training, consulting, and our related products
●	Conditions and trends in the training and consulting industry
●	General economic and business conditions
●	General political developments, such as the war on terrorism, and their impacts upon our business both domestically and internationally
●	Natural disasters

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

We may not be able to compensate for lower sales or unexpected cash outlays with cost reductions significant enough to generate positive net income

Although we have initiated cost-cutting efforts that have included headcount reductions, retail store closures, consolidation of administrative office space, and changes in our advertising and marketing strategy, if we are not able to prevent further revenue declines or achieve our growth objectives, we will need to further reduce our costs. An unintended consequence of additional cost reductions may be reduced sales. If we are not able to effectively reduce our costs and expenses commensurate with, or at the same pace as, any further deterioration in our sales, we may not be able to generate positive net income or cash flows from operations. Although we have experienced improved cash flows from operations during fiscal 2005 and 2004, an inability to maintain or continue to increase cash flows from operations may have an adverse impact upon our liquidity and ability to operate the business. For example, we may not be able to obtain additional financing or raise additional capital on terms that would be acceptable to us.

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

Our global operations pose complex management, foreign currency, legal, tax, and economic risks, which we may not adequately address

We have Company-owned offices in Australia, Brazil, Canada, Japan, Mexico, and the United Kingdom. We also have licensed operations in numerous other foreign countries. As a result of these foreign operations and their growing impact upon our results of operations, we are subject to a number of risks, including:

●	Restrictions on the movement of cash
●	Burdens of complying with a wide variety of national and local laws
●	The absence in some jurisdictions of effective laws to protect our intellectual property rights
●	Political instability
●	Currency exchange rate fluctuations
●	Longer payment cycles
●	Price controls or restrictions on exchange of foreign currencies

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

Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs

Our profit margin on training services is largely a function of the rates we are able to recover for our services and the utilization, or chargeability, of our trainers, client partners, and consultants. Accordingly, if we are unable to maintain sufficient pricing for our services or an appropriate utilization rate for our training professionals without corresponding cost reductions, our profit margin and overall profitability will suffer. The rates that we are able to recover for our services are affected by a number of factors, including:

●	Our clients’ perceptions of our ability to add value through our programs and products
●	Competition
●	General economic conditions
●	Introduction of new programs or services by us or our competitors
●	Our ability to accurately estimate, attain, and sustain engagement sales, margins, and cash flows over longer contract periods

Our utilization rates are also affected by a number of factors, including:

●	Seasonal trends, primarily as a result of scheduled training
●	Our ability to forecast demand for our products and services and thereby maintain an appropriate headcount in our employee base
●	Our ability to manage attrition

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

Our new training programs and products may not be widely accepted in the marketplace

In an effort to improve our sales performance, we have made significant investments in new training and consulting offerings such as the “4 Disciplines of Execution.” Additionally, we have invested in our existing programs in order to refresh these programs and keep them relevant in the marketplace, including the newly revised The 7 Habits of Highly Effective People curriculum. We expect that these new programs, combined with new product offerings, will contribute to future growth in our revenue. Although we believe that our intellectual property is highly regarded in the marketplace, the demand for these new programs and products is still emerging. If our clients’ demand for these new programs and products does not develop as we expect, or if our sales and marketing strategies for these programs are not effective, our financial results could be adversely impacted and we may need to change our business strategy.

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

We may experience foreign currency gains and losses

We conduct a portion of our business in currencies other than the United States dollar. As our international operations continue to grow and become a larger component of our financial results, our revenues and operating results may be adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. In order to manage a portion of our foreign currency risk, we make limited use of foreign currency derivative contracts to hedge certain transactions and translation exposure. There can be no guarantee that our foreign currency risk management strategy will be effective in reducing the risks associated with foreign currency transactions and translation.

Our product sales may continue to decline and result in changes to our profitability

In recent years, our product sales have declined. These product sales, which are primarily delivered through our retail stores, consumer direct channels (catalog call center and eCommerce), wholesale, and government product channels have historically been very profitable for us. However, due to recent declines, we have reevaluated our product business and have taken steps to restore its profitability. These initiatives have included hiring an additional sales force based at certain retail stores, retail store closures, transitioning catalog customers to our eCommerce site, outsourcing our government products channel, and increasing our business through wholesale channels. However, these initiatives may also result in decreased gross margins on our product sales if lower-margin wholesale sales continue to increase. If product sales continue to decline or gross margins decline, our product sales strategies may not be adequate to return our product delivery channels to past profitability levels.

Our strategy of outsourcing certain functions and operations may fail to reduce our costs for these services

We have an outsourcing contract with Electronic Data Systems (EDS) to provide warehousing, distribution, information systems, and call center operations. Under terms of the outsourcing contract and its addendums, EDS operates the Company’s primary call center, provides warehousing and distribution services, and supports our various information systems. Certain components of the outsourcing agreement contain minimum activity levels that we must meet or we will be required to pay penalty charges. If these activity levels are not achieved, we may not realize anticipated benefits from the EDS outsourcing agreement in these areas.

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

We have significant intangible asset balances that may be impaired if cash flows from related activities declines

At August 31, 2005 we had $83.3 million of intangible assets, which were primarily generated from the fiscal 1997 merger with the Covey Leadership Center. These intangible assets are evaluated for impairment based upon cash flows (definite-lived intangible assets) and estimated royalties from revenue streams (indefinite-lived intangible assets). Although our current sales and cash flows are sufficient to support these intangibles, if our sales and corresponding cash flows decline, we may be faced with significant asset impairment charges.

Our sales are subject to changes in consumer preferences and buying trends

Our product sales are subject to changing consumer preferences and difficulties in anticipating or forecasting these changes may result in adverse consequences to our sales. Although we continue to have a substantial loyal customer base for many of our existing products, changes in consumer preferences, such as a shift in demand from paper-based planners to handheld electronic devices or other technology products may have an adverse impact upon our sales. While we have experienced stabilizing sales in our core products (paper-based planners, binders, and accessories) during fiscal 2005, we are still subject to consumer preferences for these products.

Our future quarterly operating results are subject to factors that can cause fluctuations in our stock price

Historically, our stock price has experienced significant volatility. We expect that our stock price may continue to experience volatility in the future due to a variety of potential factors that may include the following:

●	Fluctuations in our quarterly results of operations and cash flows
●	Variations between our actual financial results and market expectations
●	Changes in our key balances, such as cash and cash equivalents
●	Currency exchange rate fluctuations
●	Unexpected asset impairment charges
●	No analyst coverage

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

We may need additional capital in the future, and this capital may not be available to us on favorable terms

We may need to raise additional funds through public or private debt offerings or equity financings in order to:

●	Develop new services, programs, or products
●	Take advantage of opportunities, including expansion of the business
●	Respond to competitive pressures

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

We may have exposure to additional tax liabilities

As a multinational company, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign tax jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the normal course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. As a result, we are regularly under audit by tax authorities. Although we believe that our tax estimates are reasonable, we cannot assure you that the final determination of tax audits will not be different from what is reflected in our historical income tax provisions and accruals.

We are also subject to non-income taxes, such as payroll, sales, use, valued-added, and property taxes in both the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities.

We may be exposed to potential risks relating to internal controls procedures and our ability to have those controls attested to by our independent auditors

While we believe that we can comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, our failure to document, implement, and comply with these requirements may harm our reputation and the market price of our stock could suffer. We may be exposed to risks from recent legislation requiring companies to evaluate their internal controls and have those controls attested to by their independent auditors. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-K beginning with our report for the fiscal year ended August 31, 2006.

At present, there is little precedent available with which to measure compliance adequacy. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, our reputation, financial results, and market price of our stock could suffer.

We may elect to use our cash to redeem shares of preferred stock, which may decrease our ability to respond to adverse changes

Our outstanding preferred stock bears a cumulative dividend equal to 10 percent per annum. During fiscal 2005, we utilized a portion of the proceeds from the sale of our corporate headquarters to redeem $30.0 million of our preferred stock. Subsequent to August 31, 2005, we redeemed an additional $10.0 million of preferred stock and we are proposing to amend the terms of our preferred stock recapitalization that was completed in fiscal 2005 to extend the period during which we can redeem preferred stock at an amount equal to the liquidation preference. We have obtained an agreement from the majority holder of the preferred stock to vote in favor of such an amendment. We anticipate that we may redeem additional shares of preferred stock in the future to the extent that we believe sufficient cash is available to do so. Any such redemptions will reduce our cash on hand and may reduce our ability to adequately respond to any future adverse changes in our business and operations, whether anticipated or unanticipated.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Franklin Covey Co.:

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. and subsidiaries (the Company) as of August 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Covey Co. and subsidiaries as of August 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, the consolidated financial statements as of August 31, 2004 and for each of the years ended August 31, 2004 and 2003 have been restated.

KPMG LLP

Salt Lake City, Utah
November 23, 2005

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2005	2004
In thousands, except per share data		Restated

ASSETS
Current assets:
Cash and cash equivalents	$51,690	$31,174
Restricted cash	699
Short-term investments		10,730
Accounts receivable, less allowance for doubtful accounts of $1,425 and $1,034	22,399	18,636
Inventories	20,975	23,693
Prepaid expenses and other assets	9,419	7,996
Total current assets	105,182	92,229
Property and equipment, net	35,277	40,584
Intangible assets, net	83,348	87,507
Other long-term assets	9,426	7,305
	$233,233	$227,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing obligation	$1,088	$120
Accounts payable	13,704	14,018
Income taxes payable	3,996	5,903
Accrued liabilities	36,536	36,158
Total current liabilities	55,324	56,199
Long-term debt and financing obligation, less current portion	34,086	1,350
Other liabilities	1,282	1,550
Deferred income tax liabilities	9,715	10,047
Total liabilities	100,407	69,146

Commitments and contingencies (Notes 1, 7, and 8)

Shareholders’ equity:
Preferred stock - Series A, no par value; 4,000 shares authorized, 2,294 shares issued; liquidation preference totaling $58,778 (Note 9)	57,345
Preferred stock - Series A, no par value; convertible into common stock at $14 per share; 4,000 shares authorized, 873 shares issued; liquidation preference totaling $89,530; recapitalized in 2005 (Note 9)		87,203
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	190,760	205,585
Common stock warrants	7,611
Accumulated deficit	(14,498)	(16,931)
Deferred compensation on unvested stock grants	(1,055)	(732)
Accumulated other comprehensive income	556	1,026
Treasury stock at cost, 6,465 shares and 7,028 shares	(109,246)	(119,025)
Total shareholders’ equity	132,826	158,479
	$233,233	$227,625

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEAR ENDED AUGUST 31,	2005	2004	2003
In thousands, except per share amounts

Net sales:
Products	$167,179	$177,184	$202,225
Training and consulting services	116,363	98,250	104,935
	283,542	275,434	307,160

Cost of sales:
Products	77,074	85,803	102,320
Training and consulting services	37,773	33,830	34,457
	114,847	119,633	136,777

Gross margin	168,695	155,801	170,383
Selling, general, and administrative	148,305	148,918	184,136
Impairment of and (gain) on disposal of investment in unconsolidated subsidiary	(500)		872
Provision for losses on management stock loans			3,903
Recovery of investment in unconsolidated subsidiary			(1,644)
Depreciation	7,774	11,774	26,395
Amortization	4,173	4,173	4,386
Income (loss) from operations	8,943	(9,064)	(47,665)

Equity in losses of unconsolidated subsidiary			(128)
Interest income	944	481	665
Interest expense	(786)	(218)	(248)
Other expense, net			(414)
Income (loss) before income taxes	9,101	(8,801)	(47,790)

Income tax benefit (provision)	1,085	(1,349)	2,537
Net income (loss)	10,186	(10,150)	(45,253)
Preferred stock dividends	(8,270)	(8,735)	(8,735)
Loss on recapitalization of preferred stock	(7,753)
Net loss attributable to common shareholders	$(5,837)	$(18,885)	$(53,988)

Net loss attributable to common shareholders per share:
Basic and diluted	$(.34)	$(.96)	$(2.69)

Basic and diluted weighted average number of common shares	19,949	19,734	20,041

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$10,186	$(10,150)	$(45,253)
Adjustment for fair value of hedge derivatives	(318)	(207)
Foreign currency translation adjustments	(152)	788	725
Comprehensive income (loss)	$9,716	$(9,569)	$(44,528)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Common Stock Warrants	Retained Earnings (Accumulated Deficit)	Notes and Interest Receivable	Deferred Compensa-tion	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount
In thousands							Restated
Balance at August 31, 2002, as previously reported	873	$87,203	27,056	$1,353	$222,953	$-	$58,209	$(12,362)	$-	$(280)	(7,089)	$(122,521)
Restatement adjustment (Note 2)							(8,133)
Restated balance at August 31, 2002	873	87,203	27,056	1,353	222,953	-	50,076	(12,362)	-	(280)	(7,089)	(122,521)
Preferred stock dividends							(8,735)
Issuance of common stock from treasury					(1,485)						211	1,721
Purchase of treasury shares											(129)	(131)
Cumulative translation adjustment										725
Additions to reserve for management loan losses								3,903
CEO compensation contribution					500
Net loss							(45,253)
Restated balance at August 31, 2003	873	87,203	27,056	1,353	221,968	-	(3,912)	(8,459)	-	445	(7,007)	(120,931)
Preferred stock dividends					(5,866)		(2,869)
Issuance of common stock from treasury					(27)						99	181
Purchase of treasury shares											(93)	(182)
Cumulative translation adjustment										788
Adjustment for fair value of hedge derivatives										(207)
Modification of management stock loans					(7,565)			7,565
Cancellation of note receivable from sale of common stock					1,495			894			(121)	(2,389)
Unvested stock award					(4,420)				(829)		304	5,249
Common stock held in non-qualified deferred compensation plan											(210)	(953)
Amortization of deferred compensation									97
Net loss							(10,150)
Restated balance at August 31, 2004	873	87,203	27,056	1,353	205,585	-	(16,931)	-	(732)	1,026	(7,028)	(119,025)
Preferred stock dividends					(8,270)
Extinguishment of previously existing Series A Preferred Stock	(873)	(87,203)
Preferred stock recapitalization	3,494	87,345				7,611	(7,753)
Preferred stock redemption	(1,200)	(30,000)
Issuance of common stock from treasury					(257)						42	366
Purchase of treasury shares											(23)	(91)
Unvested stock awards					(5,192)				(1,114)		352	6,234
Amortization of deferred compensation									791
CEO fully-vested stock award					(2,837)						187	3,241
Non-qualified deferred compensation plan treasury stock transactions					892						5	29
Payments on management common stock loans					839
Cumulative translation adjustments										(152)
Adjustment for fair value of hedge derivatives										(318)
Net income							10,186
Balance at August 31, 2005	2,294	$57,345	27,056	$1,353	$190,760	$7,611	$(14,498)	$-	$(1,055)	$556	(6,465)	$(109,246)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2005	2004	2003
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,186	$(10,150)	$(45,253)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,939	17,717	32,938
Provision for losses on management stock loans			3,903
Recovery of investment in unconsolidated subsidiary			(1,644)
Gain on disposal of investment in unconsolidated subsidiary	(500)
Restructuring cost reversal	(306)
Deferred income taxes	(410)	623	(1,322)
Impairment of assets			872
Equity in loss of unconsolidated subsidiary			128
Compensation cost of CEO fully-vested stock grant	404
CEO compensation contribution			500
Amortization of deferred compensation	791	97
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	(3,481)	2,120	694
Decrease in inventories	2,813	13,262	2,343
Decrease (increase) in prepaid expenses and other assets	(526)	3,679	9,081
Increase (decrease) in accounts payable and accrued liabilities	532	(14,271)	11,949
Decrease in income taxes payable	(1,832)	(649)	(8,562)
Increase (decrease) in other long-term liabilities	652	(348)	175
Net cash provided by operating activities	22,262	12,080	5,802

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,179)	(3,970)	(4,201)
Purchases of short-term investments	(10,653)	(18,680)
Sales of short-term investments	21,383	7,950
Curriculum development costs	(2,184)	(961)
Cash distributions of earnings from unconsolidated subsidiary			2,000
Investment in unconsolidated subsidiary			(1,000)
Proceeds from disposal of unconsolidated subsidiary	500
Proceeds from sale of property and equipment, net		1,556	426
Net cash provided by (used for) investing activities	4,867	(14,105)	(2,775)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale and financing of corporate campus (net of restricted cash of $699)	32,422
Redemption of Series A preferred stock	(30,000)
Principal payments on long-term debt and financing obligation	(216)	(102)	(185)
Purchases of common stock for treasury	(91)	(182)	(131)
Proceeds from sales of common stock from treasury	109	154	236
Proceeds from management stock loan payments	839
Payment of preferred stock dividends	(9,020)	(8,735)	(8,735)
Net cash used for financing activities	(5,957)	(8,865)	(8,815)
Effect of foreign currency exchange rates on cash and cash equivalents	(656)	148	655
Net increase (decrease) in cash and cash equivalents	20,516	(10,742)	(5,133)
Cash and cash equivalents at beginning of the year	31,174	41,916	47,049
Cash and cash equivalents at end of the year	$51,690	$31,174	$41,916

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,549	$1,069	$4,637
Cash paid for interest	606	277	159

Non-cash investing and financing activities:
Accrued preferred stock dividends	$1,434	$2,184	$2,184
Issuance of unvested stock as deferred compensation	1,147	829

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) provides integrated consulting, training, and performance enhancement solutions to organizations and individuals in strategy execution, productivity, leadership, sales force effectiveness, effective communications, and other areas. Each integrated solution may include components of training and consulting, assessment, and other application tools that are generally available in electronic or paper-based formats. Our products and services are available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com. The Company’s historically best-known offerings include the FranklinCovey Planner™, and a suite of new and updated individual-effectiveness and leadership-development training products based on the best-selling book The 7 Habits of Highly Effective People. We also offer a range of training and assessment products to help organizations achieve superior results by focusing and executing on top priorities, building the capability of knowledge workers, and aligning business processes. These offerings include the popular workshop FOCUS: Achieving Your Highest Priorities™, The 4 Disciplines of Execution™, The 4 Roles of Leadership™, Building Business Acumen: What the CEO Wants You to Know™, the Advantage Series communication workshops, and the Execution Quotient (xQ™) organizational assessment tool.

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

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the fiscal 2004 financial statements to conform to the current period presentation. Reclassifications consisted of 1) $10.7 million of cash equivalents at August 31, 2004 that were reclassified to short-term investments and 2) certain overhead costs which were reclassified from cost of sales to selling, general, and administrative expenses that totaled $0.7 million and $0.8 million for the fiscal years ended August 31, 2004 and 2003.

Cash and Cash Equivalents

We consider highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. Our cash equivalents consisted primarily of commercial paper and money market funds and totaled $36.7 million and $10.9 million at August 31, 2005 and 2004. As of August 31, 2005, we had demand deposits at various banks in excess of the $100,000 limit for insurance by the Federal Deposit Insurance Corporation (FDIC).

Restricted Cash

Our restricted cash represents a portion of the proceeds from the fiscal 2005 sale of our corporate campus (Note 6) that was held in escrow to repay the outstanding mortgage on one of the buildings that was sold. The mortgage was repaid in full during September 2005.

Short-Term Investments

We consider highly liquid investments with an effective maturity to the Company of more than three months and less than one year to be short-term investments. We define effective maturity as the shorter of the original maturity to the Company or the effective maturity as a result of the periodic auction of our investments classified as available for sale. We determine the appropriate classification of our investments at the time of purchase and reevaluate such designations as of each balance sheet date. At August 31, 2004, we had short-term investments of $10.7 million, which were classified as available-for-sale securities and were recorded at fair value, which approximated cost.

Realized gains and losses on the sale of available for sale short-term investments were insignificant for the periods presented. Unrealized gains and losses on short-term investments were also insignificant for the periods presented. We use the specific identification method to compute the gains and losses on our short-term investments.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in the existing accounts receivable balance. We determine the allowance for doubtful accounts based upon historical write-off experience and current economic conditions and review the adequacy of the allowance for doubtful accounts on a regular basis. Receivable balances past due over 90 days, which exceed a specified dollar amount, are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. In addition, we do not have any off-balance sheet credit exposure related to our customers.

Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Elements of cost in inventories generally include raw materials, direct labor, and overhead. Our inventories are comprised primarily of dated calendar products and other non-dated products such as binders, handheld electronic devices, stationery, training products, and other accessories and were comprised of the following (in thousands):

AUGUST 31,	2005	2004
Finished goods	$18,161	$19,756
Work in process	825	978
Raw materials	1,989	2,959
	$20,975	$23,693

Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. At August 31, 2005 and 2004, reserves for excess and obsolete inventories were $5.3 million and $5.1 million. In assessing the realization of inventories, we make judgments regarding future demand requirements and compare these estimates with current and committed inventory levels. Inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.

Property and Equipment

Property and equipment are recorded at cost. Depreciation, which includes the amortization of assets recorded under capital lease obligations, is calculated using the straight-line method over the expected useful life of the asset. The Company generally uses the following depreciable lives for our major classifications of property and equipment:

Description	Useful Lives
Buildings	15-39 years
Machinery and equipment	3-7 years
Computer hardware and software	3 years
Furniture, fixtures, and leasehold improvements	5-8 years

Leasehold improvements are amortized over the lesser of the useful economic life of the asset or the contracted lease period. We expense costs for repairs and maintenance as incurred. Gains and losses resulting from the sale of property and equipment are recorded in current operations.

Indefinite-Lived Intangible Assets

Intangible assets that are deemed to have an indefinite life are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists. The Covey trade name intangible asset (Note 5) has been deemed to have an indefinite life. This intangible asset is assigned to the Organizational Solutions Business Unit and is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products. No impairment charge to the Covey trade name was required during the fiscal years ended August 31, 2005, 2004, or 2003.

Capitalized Curriculum Development Costs

During the normal course of business, we develop training courses and related materials that we sell to our customers. Capitalized curriculum development costs include certain expenditures to develop course materials such as video segments, course manuals, and other related materials. Curriculum costs are only capitalized when a course is developed that is related to a successful training program or when there is a major revision to a course or significant re-write of the course materials or curriculum.

During fiscal 2005, we completed major revisions to our well-known and successful The 7 Habits of Highly Effective People training course and capitalized costs associated with the refreshed course. These capitalized development costs are being amortized over a five-year life, which is based on numerous factors, including expected cycles of major changes to curriculum. Capitalized curriculum development costs are reported as a component of our other long-term assets in our consolidated balance sheet and totaled $2.6 million and $1.0 million at August 31, 2005 and 2004. Capitalized curriculum development cost amortization is reported as a component of cost of sales.

Restricted Investments

The Company’s restricted investments consist of insurance contracts and investments in mutual funds that are held in a “rabbi trust” and are restricted for payment to the participants of our deferred compensation plan (Note 14). We account for our restricted investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As required by SFAS No. 115, the Company determines the proper classification of its investments at the time of purchase and reassesses such designations at each balance sheet date. At August 31, 2005 and 2004, our restricted investments were classified as trading securities and consisted of insurance contracts and mutual funds. The fair value of these restricted investments totaled $1.2 million at August 31, 2005 and 2004, and were recorded as components of other long-term assets in the accompanying consolidated balance sheets.

In accordance with SFAS No. 115, our unrealized losses on restricted investments, which were immaterial during fiscal years 2005, 2004, and 2003, were recognized in the accompanying consolidated statements of operations as a component of selling, general, and administrative expense.

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

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2005	2004
Accrued compensation	$8,069	$5,894
Unearned revenue	4,541	5,881
Outsourcing contract costs payable	4,211	4,914
Customer credits	2,701	3,128
Accrued preferred stock dividends	1,434	2,184
Accrued restructuring and retail store closure costs	369	2,782
Other accrued liabilities	15,211	11,375
	$36,536	$36,158

Foreign Currency Translation and Transactions

Translation adjustments result from translating the Company’s foreign subsidiaries’ financial statements into United States dollars. The balance sheet accounts of our foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated using average exchange rates during the fiscal year. The resulting translation gains or losses were recorded as a component of accumulated other comprehensive income in shareholders’ equity. Transaction losses totaled $0.3 million, $0.2 million, and $0.3 million, during fiscal years 2005, 2004, and 2003 and were reported as a component of selling, general, and administrative expenses.

Derivative Instruments

Derivative instruments are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as modified by SFAS No. 138, Accounting for Certain Derivative and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. During the normal course of business, we are exposed to risks associated with foreign currency exchange rate and interest rate fluctuations. Foreign currency exchange rate exposures result from the Company’s operating results, assets, and liabilities that are denominated in currencies other than the United States dollar. In order to limit our exposure to these elements, we have made limited use of derivative instruments. Each derivative instrument is recorded in the balance sheet at its fair value. Changes in the fair value of derivative instruments that qualify for hedge accounting are recorded in accumulated other comprehensive income (a component of shareholders’ equity). Changes in the fair value of derivative instruments that are not designated as hedge instruments are immediately recognized as a component of selling, general, and administrative expense in our consolidated statements of operations.

Revenue Recognition

We recognize revenue when: 1) persuasive evidence of an agreement exists, 2) delivery of product has occurred or services have been rendered, 3) the price to the customer is fixed and determinable, and 4) collectibility is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the customer or by completion of the sales transaction in a retail store. For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the consulting services.

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services. In accordance with EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the sales contract meet the following criteria: 1) the delivered training or product has value to the client on a standalone basis; 2) there is objective and reliable evidence of the fair value of undelivered items; and 3) delivery of any undelivered item is probable. The overall contract consideration is allocated among the separate units of accounting based upon their fair values. If the fair value of all undelivered elements exists, but fair value does not exist for one or more delivered elements, the residual method is used. Under the residual method, the amount of consideration allocated to the delivered items equals the total contract consideration less the aggregate fair value of the undelivered items. Fair value of the undelivered items is based upon the normal pricing practices for our existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

Revenue is recognized on software sales in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-09. Statement 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products and support to be allocated to each element based on the relative fair value of the elements based on vendor specific objective evidence (VSOE). The majority of the Company’s software sales have multiple elements, including a license and post contract customer support (PCS). Currently we do not have VSOE for either the license or support elements of our software sales. Accordingly, revenue is deferred until the only undelivered element is PCS and the total arrangement fee is recognized ratably over the support period. During fiscal years 2005, 2004, and 2003, we had software sales totaling $4.6 million, $4.7 million, and $4.8 million, which are included in product sales in the consolidated statements of operations.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Shipping and Handling Fees and Costs

All shipping and handling fees billed to customers are recorded as a component of net sales. All costs incurred related to the shipping and handling of products or training services are recorded in cost of sales.

Advertising Costs

Costs for newspaper, television, radio, and other advertising are expensed as incurred or recognized over the period of expected benefit for direct response and catalog advertising. Direct response advertising costs consist primarily of printing and mailing costs for catalogs and seminar mailers that are charged to expense over the period of projected benefit, which ranges from three to 12 months. Advertising costs included in selling, general, and administrative expenses totaled $16.2 million, $14.0 million, and $21.2 million for the fiscal years ended August 31, 2005, 2004, and 2003. Our direct response advertising costs reported in other current assets totaled $3.1 million and $2.7 million at August 31, 2005 and 2004.

Research and Development Costs

We expense research and development costs as incurred. During fiscal years 2005, 2004, and 2003, we expensed $2.2 million, $3.6 million, and $4.9 million of research and development costs that are recorded as a component of selling, general, and administrative expenses in our consolidated statements of operations.

Income Taxes

Our income tax provision has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The income tax provision represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred income taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for tax rates and tax laws when changes are enacted. A valuation allowance is provided against deferred income tax assets when it is more likely than not that all or some portion of the deferred income tax assets will not be realized.

The Company provides for income taxes on unremitted foreign earnings assuming the eventual full repatriation of foreign cash balances.

Comprehensive Income (Loss)

Comprehensive income (loss) includes changes to equity accounts that were not the result of transactions with shareholders. Comprehensive income (loss) is comprised of net income or loss and other comprehensive income and loss items. Our comprehensive income and losses generally consist of changes in the fair value of derivative instruments and changes in the cumulative foreign currency translation adjustment.

New Accounting Pronouncements

Equity-Based Payments - In December 2004, the Financial Accounting Standards Board (FASB) approved Statement No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, this new statement follows the approach previously defined in SFAS No. 123. However, SFAS No. 123R requires all share based-payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative.

We previously accounted for our stock-based compensation using the intrinsic method as defined in APB Opinion No. 25 and accordingly, we have not recognized any expense for our stock option plans or employee stock purchase plan in our consolidated financial statements. Statement No. 123R is effective for interim or annual periods beginning after June 15, 2005, and will thus be effective for our first quarter of fiscal 2006. Upon adoption, we intend to use the modified prospective transition method. Under this method, awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Based upon our analysis of the requirements of SFAS No. 123R, our employee stock purchase plan will become a compensatory plan in fiscal 2006. However, due to current participation levels in the employee stock purchase plan and remaining levels of unvested stock option compensation expense, we do not believe that the adoption SFAS No. 123R will have a material impact upon our results of operations until we grant additional stock option awards or until participation in our employee stock purchase plan increases significantly. However, the transition to SFAS No. 123R will require us to reclassify our unamortized deferred compensation reported in the equity section of our balance sheet to additional paid-in capital.

For further information regarding our share-based compensation, refer to Note 3.

Inventory Costs - In November 2004, the FASB approved Statement No. 151, Inventory Costs an Amendment of ARB No. 43, Chapter 4. Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as a current period expense regardless of whether they meet the criteria of “so abnormal.” This statement also requires that allocation of fixed production overheads to the costs of conversion be based upon the normal capacity of the production facilities. This statement is effective for interim or annual periods beginning after June 15, 2005 and will thus be effective for our first quarter of fiscal 2006. We do not believe that the new accounting requirements of SFAS No. 151 will have a material impact on our financial statements.

Nonmonetary Exchange Transactions - In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement No. 153 amends APB Opinion No. 29, which is based upon the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, by eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replacing it with a general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. We do not believe that the requirements of this statement will have a material impact upon our financial statements.

2.	RESTATEMENT

During the fiscal 2005 year-end closing process, the Company determined that its previously issued consolidated balance sheet for the year ended August 31, 2004 and consolidated statements of shareholders’ equity for the three years in the period ended August 31, 2004 needed to be restated to correct an inaccurate deferred tax calculation that affected our statement of operations for the fiscal year ended August 31, 2002. The Company identified that, historically, the deferred income tax liability for the basis difference on indefinite-lived intangibles calculated upon the adoption of SFAS No. 142, Goodwill and Other Intangibles, was incorrectly offset against deferred income tax assets. The deferred tax liability relating to this basis difference was assumed to reverse against the deferred tax asset, which resulted in the Company not providing a sufficient valuation allowance against the deferred tax assets. Since this deferred tax liability relates to indefinite-lived assets, it was not correct to net the deferred tax assets and liabilities.

In addition, the Company determined that it should have recognized a deferred tax liability and a corresponding increase to goodwill related to the acquisition of intangible assets in a prior period. The additional goodwill should have been expensed in the cumulative effect of the accounting change resulting from the adoption of SFAS No. 142 because all goodwill was considered impaired at the date we adopted SFAS No. 142, and the additional deferred income tax liability should have been utilized to reduce the deferred tax valuation allowance.

These inaccurate deferred tax calculations impacted the consolidated statement of operations for fiscal 2002 by  increasing the income tax benefit, and decreasing the loss from continuing operations, by $6.4 million, and by increasing the charge resulting from the cumulative effect of accounting change related to the adoption of SFAS No. 142 by $14.5 million. The net effect of these errors increases the reported $109.3 million net loss attributable to common shareholders in fiscal 2002 by $8.1 million, to $117.4 million.

For periods subsequent to fiscal 2002, these errors only affected our consolidated balance sheets through the impact of increased net deferred tax liabilities and decreased retained earnings. The restated amounts on the consolidated balance sheet and consolidated statements of shareholders’ equity for fiscal years 2004, 2003, and 2002 resulting from these errors were as follows (in thousands):

	Restated	As Previously Reported
Fiscal 2004
Prepaid expenses and other assets	$7,996	$5,794
Total current assets	92,229	90,027
Other long-term assets	7,305	7,593
Total assets	227,625	225,711

Deferred income tax liabilities	10,047	-
Total liabilities	69,146	59,099

Accumulated deficit at August 31, 2004	(16,931)	(8,798)
Total shareholders’ equity	158,479	166,612

Fiscal 2003
Retained earnings (accumulated deficit) at August 31, 2003	(3,912)	4,221

Fiscal 2002
Retained earnings at August 31, 2002	50,076	58,209

There was no impact in any year due to this restatement on net cash provided by operating, investing, or financing activities on the consolidated statements of cash flows. This restatement also impacts information presented in Note 16 (Income Taxes) and Note 18 (Segment Information) to these consolidated financial statements.

3.	STOCK-BASED COMPENSATION

Overview

Through August 31, 2005, we accounted for our stock-based compensation and awards using the intrinsic-value method of accounting as outlined in Accounting Principles Board (APB) Opinion 25 and related interpretations. Under the intrinsic-value methodology, no compensation expense is recognized for stock option awards granted at, or above, the fair market value of the stock on the date of grant. Accordingly, no compensation expense has been recognized from our stock option plans or employee stock purchase plan in our consolidated statements of operations. Had compensation expense for our stock option plans and employee stock purchase plan been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, our net loss attributable to common shareholders and corresponding basic and diluted loss per share would have been the following (in thousands, except for per share amounts):

YEAR ENDED AUGUST 31,	2005	2004	2003
Net loss attributable to common shareholders, as reported	$(5,837)	$(18,885)	$(53,988)
Fair value of stock-based compensation, net of income taxes	(2,228)	(774)	(876)
Net loss attributable to common shareholders, pro forma	$(8,065)	$(19,659)	$(54,864)

Basic and diluted net loss per share, as reported	$(.34)	$(.96)	$(2.69)

Basic and diluted net loss per share, pro forma	$(.46)	$(1.00)	$(2.74)

In connection with changes to our Chief Executive Officer’s (CEO) compensation (Note 19), we accelerated the vesting on the CEO’s 1.6 million stock options with an exercise price of $14.00 per share during fiscal 2005. The accelerated vesting of these options increased the stock-based compensation as shown in the table above by $1.9 million during fiscal 2005.

A Black-Scholes option-pricing model was used to calculate the pro forma compensation expense from stock option activity and the weighted average fair value of options granted. The following assumptions were used in the Black-Scholes option-pricing model for stock options that were granted in fiscal years 2004 and 2003. We did not grant any stock options during fiscal 2005.

AUGUST 31,	2004	2003
Dividend yield	None	None
Volatility	65.2%	65.0%
Expected life (years)	2.9	2.9
Risk free rate of return	4.2%	4.2%

The weighted average fair value of options granted under our stock option plans during fiscal years 2004 and 2003 was $0.75 per share and $0.44 per share.

The estimated fair value of options granted is subject to the assumptions made in the Black-Scholes option-pricing model and if the assumptions were to change, the estimated fair value amounts could be significantly different.

The following is a summary of our stock-based compensation plans.

Stock Options

Our Board of Directors have approved an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the fair market value of the Company’s common stock on the date of grant. The term, not to exceed ten years, and exercise period of each incentive stock option awarded under the plan are determined by a committee appointed by our Board of Directors. In addition to stock options granted from the incentive stock option plan in prior years, we granted a fully vested stock award and other unvested stock awards during fiscal 2005 (refer to discussion below) from the incentive stock option plan, which also reduced the number of shares available for granting under the incentive option plan. At August 31, 2005, we had approximately 770,000 shares available for granting under this incentive stock option plan.

A summary of our stock option activity is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price
Outstanding at August 31, 2002	3,044,281	$12.63
Granted	20,000	0.99
Forfeited	(329,670)	11.31
Outstanding at August 31, 2003	2,734,611	12.71
Granted	70,000	1.70
Forfeited	(298,952)	12.84
Outstanding at August 31, 2004	2,505,659	12.37
Granted	-	-
Exercised	(15,000)	1.73
Forfeited	(204,775)	12.58
Outstanding at August 31, 2005	2,285,884	$12.40

The following table summarizes exercisable stock option information for the periods indicated:

AUGUST 31,	2005	2004	2003
Exercisable stock options	2,248,384	810,659	1,023,486
Weighted average exercise price per share	$12.58	$10.22	$11.37

The following information applies to our stock options outstanding at August 31, 2005:

●
A total of 261,474 options outstanding have exercise prices between $1.70 per share and $7.00 per share, with a weighted average exercise price of $5.26 per share and a weighted average remaining contractual life of 4.6 years. At August 31, 2005, 223,974 of these options were exercisable.

●
We have 347,500 options outstanding that have exercise prices ranging from $7.19 per share to $9.69 per share, with a weighted average exercise price of $9.08 per share and a weighted average remaining contractual life of 4.0 years. At August 31, 2005, all of these options were exercisable.

●
We granted 1,602,000 options to our CEO under terms of a Board and shareholder approved employment agreement. These options have an exercise price of $14.00 per share, with a weighted average remaining contractual life of 5.0 years. As a result of changes to the CEO’s compensation arrangement in fiscal 2005 (Note 19), all of these options were vested in fiscal 2005 and were exercisable at August 31, 2005.

●
The remaining 74,910 stock options outstanding have exercise prices between $17.69 per share and $21.50 per share, with a weighted average exercise price of $18.57 per share and a weighted average remaining contractual life of less than one year. At August 31, 2005, all of these options were exercisable.

Unvested Stock Awards

During fiscal years 2005 and 2004, the Company granted shares of our common stock to certain employees and non-employee members of our Board of Directors in the form of unvested stock awards. A summary of our unvested stock award activity during these years is presented below (in thousands, except share amounts):

	Number of Unvested Stock Awards	Compensation Cost
Outstanding at August 31, 2003	-	-
Granted	303,660	$829
Amortization of compensation	n/a	(97)
Outstanding shares and unamortized compensation cost at August 31, 2004	303,660	732
Granted	376,090	1,147
Vested	(258,205)	-
Forfeited	(12,250)	(33)
Amortization of compensation	n/a	(791)
Outstanding shares and unamortized compensation cost at August 31, 2005	409,295	$1,055

Employee Awards - Unvested stock awards granted to employees vest five years from the grant date or on an accelerated basis if we achieve specified earnings levels. The compensation cost of the unvested stock awards was based on the fair value of the shares on the grant date, which was recorded as deferred compensation in shareholders’ equity. The compensation cost related to these unvested stock awards will be expensed on a straight-line basis over the vesting period of the shares and will be accelerated when we believe that it is more likely than not that we will achieve the specified earnings thresholds and the shares will vest.

In connection with these unvested stock awards, the participants are eligible to receive a cash bonus for a portion of the income taxes resulting from the grant. The participants could receive their cash bonus at the time of grant or when the award shares vest. These cash bonuses totaled $0.5 million for awards granted in fiscal 2005, which was expensed as the bonuses were paid to the participants on or around the grant date. For fiscal 2004 awards, the cash bonuses totaled $0.4 million, of which $0.2 million was paid and expensed at the grant date. The remaining $0.2 million will be expensed on a straight-line basis over the vesting period, subject to acceleration, if necessary.

During our third quarter of fiscal 2005, we achieved the specified earnings thresholds required to accelerate the vesting for one-half of the unvested stock awards granted in fiscal 2004 and to our CEO in December 2004. Accordingly, during fiscal 2005 we expensed an additional $0.5 million of deferred compensation for the accelerated vesting of these unvested stock awards.

The unvested award shares were issued from common stock held in treasury and had a cost basis of $5.2 million for awards granted in fiscal 2005 and 2004. The difference between the fair value of the unvested shares granted and their cost, which totaled $4.2 million for fiscal 2005 awards and $4.4 million for fiscal 2004 awards, was recorded as a reduction to additional paid-in capital.

Subsequent to August 31, 2005, our Board of Directors approved a long-term incentive plan in which certain employees of the Company may be granted unvested share awards.  This proposed long-term incentive plan is subject to shareholder approval.

Board of Director Awards - During fiscal 2005, we awarded 76,090 shares of common stock as unvested stock awards to non-employee members of the Board of Directors as part of a shareholder approved long-term incentive plan. The fair value of these shares were calculated on the grant date and the corresponding compensation cost was recorded as deferred compensation in shareholders’ equity and will be recognized over the vesting period of the awards, which is three years. These awards were valued at the closing market price of our common stock on the measurement date and resulted in a $0.2 million increase to deferred compensation in our balance sheet. The cost of the common stock issued from treasury stock was $1.3 million and the difference between the cost of the treasury stock and fair value of the award, which totaled $1.1 million, was recorded as a reduction of additional paid-in capital.

Fully-Vested Stock Award

In connection with changes to our CEO’s compensation plan (Note 19), the CEO was granted 187,000 shares of fully-vested common stock during the second quarter of fiscal 2005. The fully-vested stock award was valued at $2.16 per share, which was the closing market price of our common stock on the measurement date and resulted in $0.4 million of expense that was included as a component of selling, general, and administrative expense in fiscal 2005. The cost of the common stock issued from treasury was $3.2 million and the difference between the cost of the treasury stock and fair value of the award, which totaled $2.8 million, was recorded as a reduction of additional paid-in capital.

4.	PROPERTY AND EQUIPMENT

Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2005	2004
Land and improvements	$1,848	$1,822
Buildings	34,763	34,589
Machinery and equipment	31,660	31,444
Computer hardware and software	61,820	69,459
Furniture, fixtures, and leasehold improvements	43,798	46,078
	173,889	183,392
Less accumulated depreciation	(138,612)	(142,808)
	$35,277	$40,584

On June 21, 2005 we completed the sale and leaseback of our corporate headquarters facility, located in Salt Lake City, Utah. The sale price was $33.8 million in cash and after deducting customary closing costs, including commissions and an amount held in escrow for payment of the remaining mortgage on one of the buildings, we received net proceeds totaling $32.4 million. In connection with the transaction, we entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group. Although the corporate headquarters facility was sold and the Company has no legal ownership of the property, SFAS No. 98, Accounting for Leases, precluded us from recording the transaction as a sale since we have subleased more than a minor portion of the property. Accordingly, we have accounted for the sale as a financing transaction, which required us to continue reporting the corporate headquarters facility as an asset and to depreciate the property over the life of the master lease agreement. We also recorded a liability to the purchaser (Note 6) for the sale price. At August 31, 2005, the carrying value of the corporate headquarters facility was $23.4 million. The master lease agreement also contains six five-year renewal options, which allows us to maintain our operations at the current location for up to 50 years.

As a result of projected negative cash flows at certain retail stores, we recorded impairment charges totaling $0.2 million, $0.3 million, and $5.0 million, during fiscal years 2005, 2004, and 2003 to reduce the carrying values of the stores’ long-lived assets to their estimated fair values. These impairment charges were related to assets that are to be held and used by the Company and were included as a component of depreciation expense in our consolidated statements of operations.

Certain land and buildings are collateral for mortgage debt obligations (Note 6).

5.	INTANGIBLE ASSETS

Our intangible assets were comprised of the following (in thousands):

AUGUST 31, 2005	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
License rights	$27,000	$(6,480)	$20,520
Curriculum	58,232	(25,146)	33,086
Customer lists	18,774	(12,032)	6,742
Trade names	1,277	(1,277)	-
	105,283	(44,935)	60,348
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$128,283	$(44,935)	$83,348

AUGUST 31, 2004
Definite-lived intangible assets:
License rights	$27,000	$(5,543)	$21,457
Curriculum	58,221	(23,067)	35,154
Customer lists	18,774	(10,878)	7,896
Trade names	1,277	(1,277)	-
	105,272	(40,765)	64,507
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$128,272	$(40,765)	$87,507

The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of definite-lived intangible assets at August 31, 2005 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Amortization Period

License rights	21 years	30 years
Curriculum	1 to 21 years	26 years
Customer lists	1 to 6 years	13 years

Our aggregate amortization expense from definite-lived intangible assets totaled $4.2 million, $4.2 million, and $4.4 million, for the fiscal years ended August 31, 2005, 2004, and 2003. Estimated amortization expense for the next five years is expected to be as follows (in thousands):

YEAR ENDING AUGUST 31,
2006	$3,810
2007	3,613
2008	3,613
2009	3,613
2010	3,613

6.	LONG-TERM DEBT AND FINANCING OBLIGATION

Our long-term debt and financing obligation were comprised of the following (in thousands):

AUGUST 31,	2005	2004
Financing obligation on corporate campus, payable in monthly installments of $254 for the first five years with two percent annual increases thereafter (imputed interest at 7.7%), through June 2025	$33,739
Mortgage payable in monthly installments of $9 CDN ($7 USD at August 31, 2005), plus interest at CDN prime plus 1% (5.5% at August 31, 2005) through January 2015, secured by real estate	889	$889
Mortgage payable in monthly installments of $8 including interest at 9.9%, secured by real estate, and paid in full in September 2005	546	581
	35,174	1,470
Less current portion	(1,088)	(120)
Total long-term debt and financing obligation, less current portion	$34,086	$1,350

The mortgage loan on our Canadian facility requires the Company to maintain certain financial ratios at our directly owned Canadian operation. During fiscal 2005 our Canadian operation was not in compliance with the debt covenants on this mortgage. However, we obtained a waiver from the lender regarding this instance of non-compliance.

On June 21, 2005, we completed the sale and leaseback of our corporate headquarters facility, located in Salt Lake City, Utah. The sale price was $33.8 million in cash and after deducting customary closing costs, we received net proceeds totaling $32.4 million. In connection with the transaction, we entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group. Although the corporate headquarters facility was sold and the Company has no legal ownership of the property, SFAS No. 98, Accounting for Leases, precluded us from recording the transaction as a sale since we have subleased a significant portion of the property that was sold. Accordingly, we have accounted for the sale as a financing transaction which required us to continue reporting the corporate headquarters facility as an asset (Note 4) and record a financing obligation for the sale price. The future minimum payments under the financing obligation for the initial 20 year lease term are as follows (in thousands):

YEAR ENDING AUGUST 31,
2006	$3,045
2007	3,045
2008	3,045
2009	3,045
2010	3,055
Thereafter	53,072
Total future minimum financing obligation payments	68,307
Less interest	35,880
Present value of future minimum financing obligation payments	$32,427

The difference between the carrying value of the financing obligation and the present value of the future minimum financing obligation payments represents the carrying value of the land sold in the financing transaction, which is not depreciated. At the conclusion of the master lease agreement, the remaining financing obligation and carrying value of the land will be written off the Company’s financial statements. The lease agreement also contains six five-year renewal options that allow us to maintain our operations at the current location for up to 50 years.

Future principal maturities of our long-term debt and financing obligation were as follows at August 31, 2005 (in thousands):

YEAR ENDING AUGUST 31,
2006	$1,088
2007	579
2008	618
2009	659
2010	715
Thereafter	31,515
$35,174

In September 2005, we used a portion of the proceeds from the sale of our corporate headquarters to repay the mortgage, including a prepayment penalty totaling $0.1 million, on one of the buildings sold. The proceeds from the sale of the corporate headquarters facility that were used to repay the mortgage were reported as restricted cash on our August 31, 2005 consolidated balance sheet.

7.	LEASE OBLIGATIONS

Lease Expense

In the normal course of business, we lease retail store and office space under noncancelable operating lease agreements. The majority of our retail stores are leased in locations that generally have significant consumer traffic, such as shopping malls and other commercial districts. We also rent office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. These operating lease agreements generally contain renewal options that may be exercised at our discretion after the completion of the base rental term. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. At August 31, 2005, we had operating leases that have remaining terms of one to 11 years. The following table summarizes our future minimum lease payments under operating lease agreements at August 31, 2005 (in thousands):

YEAR ENDING AUGUST 31,
2006	$8,509
2007	6,204
2008	5,346
2009	4,225
2010	3,148
Thereafter	7,718
$35,150

We recognize lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in selling, general, and administrative expense from operating lease agreements was $13.6 million, $15.3 million, and $18.9 million for fiscal years 2005, 2004, and 2003. Additionally, certain retail store leases contain terms that require additional, or contingent, rental payments based upon the realization of certain sales thresholds. Our contingent rental payments under these arrangements were insignificant during the fiscal years ended August 31, 2005, 2004, and 2003.

During fiscal 2005, we completed the sale of our corporate headquarters facility, located in Salt Lake City, Utah. In connection with the transaction, we entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group, which also contains six five-year renewal options. Although the corporate headquarters facility was sold and the Company has no legal ownership of the property, SFAS No. 98, Accounting for Leases, precluded us from recording the transaction as a sale and a lease since we have subleased more than a minor portion of the property. Accordingly, we have accounted for the sale as a financing transaction which required us to continue reporting the corporate headquarters facility as an asset and to continue depreciating the property (Note 4). We also recorded a liability to the purchaser (Note 6) for the sale price.

Lease Income

During fiscal 2005 and 2004, we subleased a significant portion of our corporate headquarters office space located in Salt Lake City, Utah to multiple, unrelated tenants. The cost basis of the office space available for lease was approximately $23.3 million and had a carrying value of $16.7 million at August 31, 2005. We also have sublease agreements on two retail store locations that we have exited, but still have a remaining lease obligation (Note 15). Future minimum lease payments due to us from these sublease agreements at August 31, 2005, are as follows (in thousands):

YEAR ENDING AUGUST 31,
2006	$1,875
2007	2,155
2008	2,230
2009	2,230
2010	1,495
Thereafter	2,156
$12,141

Total sublease payments made to the Company totaled $1.9 million, $2.4 million, and $2.2 million during fiscal 2005, 2004, and 2003 of which $0.8 million, $2.3 million, and $2.2 million was recorded as a reduction of rent expense associated with underlying lease agreements in our selling, general, and administrative expense. The remaining sublease income was from leases at our corporate headquarters and was reported as a component of product sales in our consolidated statement of operations for fiscal 2005 and 2004.

8.	COMMITMENTS AND CONTINGENCIES

EDS Contract

The Company has an outsourcing contract with Electronic Data Systems (EDS) to provide warehousing, distribution, information systems, and call center operations. Under terms of the outsourcing contract and its addendums, EDS operates our primary call center, provides warehousing and distribution services, and supports our software products and various information systems. The outsourcing contract and its addendums expire on June 30, 2016 and have remaining required minimum payments totaling approximately $257.2 million, which are payable over the life of the contract. During fiscal years 2005, 2004, and 2003, we expensed $30.4 million, $33.8 million, and $35.9 million for services provided under terms of the EDS outsourcing contract. The total amount expensed each year under the EDS contract includes freight charges, which are billed to the Company based upon activity, that totaled $9.6 million, $9.6 million, and $10.7 million, during fiscal years 2005, 2004, and 2003. The following schedule summarizes our required minimum payments to EDS for services over the life of the outsourcing contract and its addendums (in thousands):

YEAR ENDING AUGUST 31,
2006	$23,918
2007	22,591
2008	22,829
2009	23,076
2010	23,330
Thereafter	141,467
$257,211

Actual expenses resulting from the outsourcing contracts may exceed required minimum payments if actual services provided under the contracts exceed specified minimum levels.

Under terms of the outsourcing agreement with EDS, we are contractually obligated to purchase the necessary computer hardware and software to keep such property and equipment up to certain specifications. Amounts shown below are estimated capital purchases of computer hardware and software under terms of the EDS outsourcing agreement and its amendments (in thousands):

YEAR ENDING AUGUST 31,
2006	$1,334
2007	680
2008	797
2009	1,072
2010	1,334
Thereafter	6,059
$11,276

In addition to the minimum required outsourcing contract payments that were due in fiscal 2004, we paid an additional $11.6 million related to invoices outstanding for the period from December 2002 through May 2003. These payments had been postponed until certain software system implementation issues were resolved. Under terms of the revised payment schedule, we paid EDS interest at the monthly prime rate as quoted in the Wall Street Journal plus one percent on the outstanding balance of these invoices.

The outsourcing contracts contain early termination provisions that the Company may exercise under certain conditions. However, in order to exercise the early termination provisions, we would have to pay specified penalties to EDS depending upon the circumstances of the contract termination.

Legal Matters

During fiscal 2002, we received a subpoena from the Securities and Exchange Commission (SEC) seeking documents and information relating to our management stock loan program and previously announced, and withdrawn, tender offer. We have provided the documents and information requested by the SEC, including the testimonies of our Chief Executive Officer, Chief Financial Officer, and other key employees. The Company has cooperated, and will continue to fully cooperate, in providing requested information to the SEC. The SEC and the Company are currently engaged in discussions with respect to a potential resolution of this matter.

In fiscal 2002, we brought legal action against World Marketing Alliance, Inc., a Georgia corporation (WMA) and World Financial Group, Inc., a Delaware corporation and the purchaser of substantially all assets of WMA, for breach of contract. The jury rendered a verdict in our favor and against WMA on November 1, 2004 for the entire unpaid contract amount of approximately $1.1 million. In addition to the verdict, we recovered legal fees totaling $0.3 million and pre- and post-judgment interest of $0.3 million from WMA. The Company received payment in cash for the legal settlement during the third quarter of fiscal 2005. However, shortly after paying the legal settlement, WMA appealed the jury decision to the 10th Circuit Court of Appeals. As a result of the appeal, we recorded the cash received and a corresponding increase to accrued liabilities, and will not recognize the gain from the legal settlement until the case is completely resolved.

The Company is also the subject of certain legal actions, which we consider routine to our business activities. At August 31, 2005, we believe that, after consultation with legal counsel, any potential liability to the Company under such actions will not materially affect our financial position, liquidity, or results of operations.

9.	PREFERRED STOCK RECAPITALIZATION

Overview

On March 4, 2005, at the Annual Meeting of Shareholders, our shareholders approved a plan to recapitalize the Company’s preferred stock. Under terms of the recapitalization plan, we completed a one-to-four forward split of the existing Series A preferred stock and then bifurcated each share of Series A preferred stock into a new share of Series A preferred stock that is no longer convertible into common stock, and a warrant to purchase shares of common stock. The new Series A preferred stock retains its common-equivalent voting rights and will automatically convert to shares of Series B preferred stock if the holder of the original Series A preferred stock sells, or transfers, the preferred stock to another party. Series B preferred stock does not have common-equivalent voting rights, but retains substantially all other characteristics of the new Series A preferred stock.

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

The preferred stock recapitalization transaction enables us to:

●	Have the conditional right to redeem shares of preferred stock;
●
Place a limit on the period in which we may be required to issue common stock. The new warrants to purchase shares of common stock expire in eight years, compared to the perpetual right of previously existing Series A preferred stock to convert to shares of common stock;

●	Increase our ability to purchase shares of our common stock. Previous purchases of common stock were limited and potentially subject to the approval of Series A preferred shareholders;
●
Create the possibility that we may receive cash upon issuing additional shares of common stock to Series A preferred shareholders. The warrants have an exercise price of $8.00 per share compared to the previously existing right of Series A preferred shareholders to convert their preferred shares into common shares without paying cash; and

●	Eliminate the requirement to pay common stock dividends to preferred shareholders on an “as converted” basis.

New Preferred Stock Rights

Upon completion of the recapitalization transaction, Series A preferred rights were amended to prevent the conversion of Series A preferred stock to shares of common stock. Series B preferred stock rights were amended to be substantially equivalent to Series A rights, except for the eliminated voting rights. The rights of the new Series A and Series B preferred stock include the following:

●
Liquidation Preference - Both Series A and Series B preferred stock have a liquidation preference of $25.00 per share plus accrued unpaid dividends, which will be paid in preference to the liquidation rights of all other equity classes.

●
Conversion - Neither Series A nor Series B preferred stock is convertible to shares of common stock. Series A preferred stock converts into shares of Series B upon the sale or transfer of the Series A shares. Series B preferred stock does not have any conversion rights.

●
Dividends- Both Series A and Series B preferred stock accrue dividends at 10.0 percent, payable quarterly, in preference to dividends on all other equity classes. If dividends are in arrears for six or more quarters, the number of the Company’s Board of Directors will be increased by two and the Series A and Series B preferred shareholders will have the ability to select these additional directors. Series A and Series B preferred stock may not participate in dividends paid to common stockholders.

●
Redemption - We may redeem any of the Series A or Series B preferred shares during the first year following the recapitalization at a price per share equal to 100 percent of the liquidation preference. Subsequent to the first anniversary of the recapitalization and before the fifth anniversary of the transaction, we may only purchase preferred shares (up to $30.0 million in aggregate) from Knowledge Capital, which holds the majority of our preferred stock, at a premium that increases one percentage point annually. After the sixth anniversary of the recapitalization, we may redeem any shares of preferred stock at 101 percent of the liquidation preference on the date of redemption.

●
Change in Control - In the event of any change in control of the Company, Knowledge Capital, to the extent that it still holds shares of Series A preferred stock, will have the option to receive a cash payment equal to 101 percent of the liquidation preference of its Series A preferred shares then held. The remaining Series A and Series B preferred shareholders have no such option.

●
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

●
Registration Rights - We were required to use our best efforts to register the resale of all shares of common stock and shares of Series B preferred stock issuable upon the transfer and conversion of the Series A preferred stock held by Knowledge Capital and certain permitted transferees of Knowledge Capital within 240 days following the initial filing of the registration statement covering such shares. The initial filing of the registration statement was required to occur within 120 days following the closing of the recapitalization transaction. However, we obtained an extension on this filing from Knowledge Capital and the registration statement was filed and became effective in September 2005.

Accounting for the Recapitalization

In order to account for the various aspects of the preferred stock recapitalization transaction, we considered guidance found in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity, Emerging Issues Task Force (EITF) Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, EITF Issue D-98 Classification and Measurement of Redeemable Securities, and EITF Issue D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. Based upon the relevant guidance found in these pronouncements, we accounted for the various aspects of the preferred stock recapitalization as follows:

New Series A and Series B Preferred Stock - The new shares of preferred stock will continue to be classified as a component of shareholders’ equity since its conversion into cash or common stock is solely within the Company’s control as there are no provisions in the recapitalization documents that would obligate us to redeem shares of the Series A or Series B preferred stock. In addition, by virtue of the Utah Control Shares Act, the Company’s Bylaws, and the special voting rights of the preferred shareholders, there are no circumstances under which a third party could acquire controlling voting power of the Company’s stock without consent of our Board of Directors and thus trigger our obligation to redeem the new preferred stock. Due to the significant modifications to existing shares of Series A and Series B preferred stock, we believe that the previously outstanding preferred stock was replaced with new classes of preferred stock and common stock warrants. As a result, the new preferred stock was recorded at its fair value on the date of modification. Consistent with other equity instruments, the carrying value of the new preferred stock will not be subsequently adjusted to its fair market value at the end of any reporting period.

We engaged an independent valuation firm to determine the fair value of the newly issued shares of preferred stock prior to the March 8, 2005 recapitalization closing date. The fair value of the new preferred stock under this valuation was preliminarily determined to be $20.77 per share, or $4.23 per share less than the preferred stock’s liquidation preference of $25.00 per share. Based upon this valuation, we would have recorded a recapitalization gain of approximately $7.7 million during the quarter in which the recapitalization transaction was completed and also would have recorded losses in future periods for preferred stock redemptions made at the liquidation preference.

Subsequent to this valuation, we completed the sale of our corporate headquarters facility and redeemed $30.0 million, or 1.2 million shares, of Series A preferred stock at its liquidation preference and we are considering additional redemptions of preferred stock at the liquidation preference in the near future. Based upon these considerations and other factors, including the improvements in our operating results, we determined that the liquidation preference ($25.00 per share) is more indicative of the fair value of the preferred stock at the date of the recapitalization transaction. Accordingly, we recorded a $7.8 million loss from the recapitalization transaction since the aggregate fair value of the new shares of preferred stock and warrants (see warrant discussion below) exceeded the carrying value of the old preferred stock.

Warrants - EITF Issue 00-19 states that warrants should be classified as a component of shareholders’ equity if 1) the warrant contract requires physical settlement or net-share settlement or 2) the warrant contract gives the Company a choice of net-cash settlement or settlement in its own shares. We determined that the warrants should be accounted for as equity instruments because they meet these requirements.

Accordingly, we recorded the warrants at their fair value, as determined using a Black-Scholes valuation model on the date of the transaction, as a component of shareholders’ equity. Subsequent changes in fair value will not be recorded in our financial statements as long as the warrants remain classified as shareholders’ equity in accordance with EITF Issue 00-19. At the date of the recapitalization transaction, the warrants had a fair value of $1.22 per share, or approximately $7.6 million in total. We issued 6.2 million common stock warrants in connection with the recapitalization transaction.

Derivatives - The modified preferred stock agreement contains a feature that allows us to redeem preferred stock at its liquidation preference in the first year following the recapitalization transaction and at 101 percent of the liquidation preference after the sixth anniversary of the recapitalization transaction. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we have determined that this embedded call feature is not a derivative because the contract is both 1) indexed in our stock, and 2) is classified in stockholders’ equity on our balance sheet.

A separate agreement exists with Knowledge Capital, the entity that holds the majority of the Series A preferred stock, which contains a call option to redeem $30.0 million of preferred stock at 100 percent to 103 percent of the liquidation preference as well as a “change in control” put option at 101 percent of the liquidation preference. This agreement is a derivative and meets the criteria found in paragraph 11 of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, to be separately accounted for as a liability. However, the fiscal 2005 $30.0 million redemption of Knowledge Capital preferred stock extinguished the call option in the recapitalization agreement and the corresponding liability derivative. Therefore, the incremental change of control feature (the amount in excess of 100 percent of liquidation preference in the change of control put option) will be valued at fair value based upon the likelihood of exercise and the expected incremental amount to be paid upon the change of control provision of the agreement. This derivative-based liability will require adjustment to fair value at each reporting period and had an initial value of zero on the date of the recapitalization transaction. At August 31, 2005, the fair value of this derivative-based liability was zero.

Subsequent to August 31, 2005, we redeemed an additional $10.0 million of preferred stock and announced that we intend to seek shareholder approval to amend our articles of incorporation to extend the period during which we have the right to redeem the outstanding preferred stock at 100 percent of the liquidation preference (Note 22). The amendment would extend the current redemption deadline from March 8, 2006 to December 31, 2006 and also provide the right to extend the redemption period for an additional year to December 31, 2007, if another $10.0 million of preferred stock is redeemed before December 31, 2006.

10.	SHAREHOLDERS’ EQUITY

Preferred Stock

Series A - Following the recapitalization of our preferred stock in fiscal 2005, which included a one-to-four forward split of existing Series A preferred stock, we had 3.5 million shares of Series A preferred stock outstanding. Following the sale of our corporate headquarters facility, we used $30.0 million of the proceeds from the sale to redeem 1.2 million shares of Series A preferred stock held by Knowledge Capital at the liquidation preference of the preferred stock as allowed by the recapitalization agreement. At August 31, 2005, we had 2.3 million shares of Series A preferred stock outstanding.

Series A preferred stock dividends accrue at an annual rate of 10.0 percent and are payable quarterly in cash. At August 31, 2005 and 2004, we had $1.4 million and $2.2 million, respectively, of accrued Series A preferred dividends, which were recorded in accrued liabilities in our consolidated balance sheets. For further information regarding the rights and preferences of our recapitalized Series A preferred stock, refer to the disclosures in Note 9, “Preferred Stock Recapitalization.”

Series B - The preferred stock recapitalization completed in fiscal 2005 significantly changed the rights and preferences of our Series B preferred stock. Our new Series A preferred stock automatically converts to shares of Series B preferred stock if the holder of the original Series A preferred stock sells, or transfers, the preferred stock to another party. Series B preferred stock does not have common-equivalent voting rights, but retains substantially all other characteristics of the new Series A preferred stock. At August 31, 2005, there were 4.0 million shares of Series B preferred stock authorized and no shares of Series B preferred stock outstanding.

Common Stock Warrants

Pursuant to the terms of the preferred stock recapitalization plan, we completed a one-to-four forward split of the existing Series A preferred stock and then bifurcated each share of Series A preferred stock into a new share of Series A preferred stock that is no longer convertible into common stock, and a warrant to purchase shares of common stock. Accordingly, we issued 6.2 million common stock warrants with an exercise price of $8.00 per share (subject to customary anti-dilution and exercise features), which will be exercisable over an eight-year term. These newly issued common stock warrants were recorded at fair value on the date of the recapitalization, as determined by a Black-Scholes valuation methodology, which totaled $7.6 million. During the fiscal year ended August 31, 2005 no common stock warrants were exercised.

Treasury Stock

During the fiscal years ended August 31, 2005, 2004, and 2003, we issued 42,263; 99,137; and 211,245 shares of our common stock held in treasury to participants in the Company’s employee stock purchase plan and as the result of the exercise of stock options. Proceeds from the issuance of these shares totaled $0.1 million, $0.2 million, and $0.2 million during fiscal years 2005, 2004, and 2003. In addition, we issued 563,090 and 303,660 shares of our common stock held in treasury in connection with unvested and fully-vested stock awards during fiscal 2005 and 2004 (Note 3).

Our Board of Director approved plans to purchase shares of our common stock consisted of the following at August 31, 2005 (in thousands):

Description	Total Approved Shares or Amount	Total Shares Purchased or Amount Utilized	Total Shares That May Yet Be Purchased
All plans prior to December 1, 2000	8,000	7,705	295
December 1, 2000 plan	$8,000	$7,085	131
Total approximate number of shares remaining in purchase plans			426

The approximate number of shares that may yet be purchased under the plans was calculated for the December 1, 2000 plan by dividing the remaining approved amount by $7.00, which was the closing price of the Company’s common stock on August 31, 2005. No shares of our common stock were purchased during fiscal years 2005, 2004, or 2003 under terms of these purchase plans. However, during the fiscal years ended August 31, 2005, 2004, and 2003, we purchased 22,500; 92,300; and 129,300 shares of our common stock with a corresponding cost of $0.1 million, $0.2 million, and $0.1 million for exclusive distribution to participants in the Company’s employee stock purchase plan.

11.	MANAGEMENT COMMON STOCK LOAN PROGRAM

During the fiscal year ended August 31, 2000, certain of our management personnel borrowed funds from an external lender, on a full-recourse basis, to acquire shares of our common stock. The loan program closed during fiscal 2001 with 3.825 million shares of common stock purchased by the loan participants for a total cost of $33.6 million. The Company initially participated on these management common stock loans as a guarantor to the lending institution. However, in connection with a new credit facility obtained during the fourth quarter of fiscal 2001, we acquired the loans from the external lender at fair value and are now the creditor for these loans. The loans in the management stock loan program have historically accrued interest at 9.4 percent (compounded quarterly), are full-recourse to the participants, and were originally due in March 2005. Although interest accrues on the outstanding balance over the life of the loans, the Company ceased recording interest receivable (and related interest income) related to these loans during the third quarter of fiscal 2002. However, loan participants remain obligated to pay all accrued interest upon maturity of the loans.

In May 2004, our Board of Directors approved modifications to the terms of the management stock loans. While these changes have significant implications for most management stock loan program participants, the Company did not formally amend or modify the stock loan program notes. Rather, the Company is foregoing certain of its rights under the terms of the loans and granting participants the modifications described below in order to potentially improve their ability to pay, and our ability to collect, the outstanding balances of the loans. These modifications to the management stock loan terms apply to all current and former employees whose loans do not fall under the provisions of the Sarbanes-Oxley Act of 2002. Loans to the Company’s officers and directors (as defined by the Sarbanes-Oxley Act of 2002) were not affected by the approved modifications. Accordingly, the Company collected $0.8 million, which represented payment in full, from an officer and members of the Board of Directors that were required to repay their loans on March 30, 2005.

The modifications to the management stock loan terms were as follows:

Waiver of Right to Collect - The Company will waive its right to collect the outstanding balance of the loans prior to the earlier of (a) March 30, 2008, or (b) the date after March 30, 2005 on which the closing price of the Company’s stock multiplied by the number of shares purchased equals the outstanding principal and accrued interest on the management stock loans.

Lower Interest Rate - Effective May 7, 2004, the Company prospectively waived collection of all interest on the loans in excess of 3.16 percent per annum, which was the “Mid-Term Applicable Federal Rate” for May 2004.

Use of the Company’s Common Stock to Pay Loan Balances - The Company may consider receiving shares of our common stock as payment on the loans, which were previously only payable in cash.
Elimination of the Prepayment Penalty - The Company will waive its right to charge or collect any prepayment penalty on the management common stock loans.

These modifications, including the reduction of the loan program interest rate, were not applied retroactively and participants remain obligated to pay interest previously accrued using the original interest rate. Also during fiscal 2005, our Board of Directors approved loan modifications for a former executive officer and a former director substantially similar to loan modifications previously granted to other loan participants in the management stock loan program as described above.

Based upon guidance found in EITF Issue 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, and EITF Issue 95-16, Accounting for Stock Compensation Agreements with Employer Loan Features under APB Opinion No. 25, we determined that the management common stock loans should be accounted for as non-recourse stock compensation instruments due to the modifications approved in May 2004 and their corresponding effects on the Company and the loan participants. While this accounting treatment does not alter the legal rights associated with the loans to the employees as described above, the modifications to the terms of the loans were deemed significant enough to adopt the non-recourse accounting model as described in EITF 00-23. As a result of this accounting treatment, the remaining carrying value of the notes and interest receivable related to financing common stock purchases by related parties, which totaled $7.6 million prior to the loan term modifications, was reduced to zero with a corresponding reduction in additional paid-in capital.

We currently account for the management common stock loans as variable stock option arrangements. Under the provisions of SFAS No. 123R, which we will adopt effective September 1, 2005, additional compensation expense will only be recognized on the loans if the Company takes action on the loans that in effect constitutes a modification of an option. This accounting treatment also precludes us from reversing the amounts expensed as additions to the loan loss reserve, totaling $29.7 million, which were recognized in prior periods. As a result of these loan program modifications, the Company hopes to increase the total value received from loan participants; however, the inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

12.	FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The book value of our financial instruments approximates their fair values except as noted below. The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions. Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2005 or 2004, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement. The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair values due to the liquidity and short-term maturity of these instruments.

Accounts Receivable - The carrying value of accounts receivable approximate their fair value due to the short-term maturity and expected collection of these instruments.

Other Assets - Our other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Long-Term Debt and Financing Obligation - At August 31, 2005, our long-term debt consisted of a variable rate mortgage, a fixed rate mortgage, and a financing obligation resulting from the June 2005 sale of our corporate headquarters (Note 6). Further information regarding the fair value of these liability instruments is provided below.

Variable-Rate Debt - The fair value of our variable debt approximated its carrying value since the prevailing interest rate is adjusted to reflect market rates that would be available to us for similar debt with the corresponding remaining maturity.

Fixed Rate Debt - Our fixed-rate debt consists of a mortgage on one of the corporate campus buildings that was sold in June 2005 and was paid in full during September 2005. Due to the short-term nature of the mortgage at August 31, 2005, the fair value of this liability approximated its carrying value. At August 31, 2004, the fair value of this fixed-rate mortgage was $0.7 million compared to its carrying value of $0.6 million.

Financing Obligation - The fair value of the financing obligation approximates its carrying value as the interest rate on the obligation approximates the rate that would be available to us for similar debt with the same remaining maturity.

Derivative Instruments

During the normal course of business, we are exposed to fluctuations in foreign currency exchange rates due to our international operations and interest rates. To manage risks associated with foreign currency exchange and interest rates, we make limited use of derivative financial instruments. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, our derivative instruments are entered into for periods that do not exceed the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, we do not enter into derivative contracts for trading or speculative purposes, nor are we party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument and thus, are not a measure of exposure to the Company through its use of derivatives. Additionally, we enter into derivative agreements only with highly rated counterparties.

Foreign Currency Exposure - Due to the global nature of our operations, we are subject to risks associated with transactions that are denominated in currencies other than the United States dollar, as well as the effects of translating amounts denominated in foreign currencies to United States dollars as a normal part of the reporting process. The objective of our foreign currency risk management activities is to reduce foreign currency risk in the consolidated financial statements. In order to manage foreign currency risks, we make limited use of foreign currency forward contracts and other foreign currency related derivative instruments. Although we cannot eliminate all aspects of our foreign currency risk, we believe that our strategy, which includes the use of derivative instruments, can reduce the impacts of foreign currency related issues on our consolidated financial statements.

Foreign Currency Forward Contracts - During the fiscal years ended August 31, 2005, 2004, and 2003, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts. The gains and losses on these contracts were recorded as a component of selling, general, and administrative expense in our consolidated statements of operations and resulted in the following net losses for the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2005	2004	2003

Losses on foreign exchange contracts	$(437)	$(641)	$(501)
Gains on foreign exchange contracts	127	227	38
Net losses on foreign exchange contracts	$(310)	$(414)	$(463)

At August 31, 2005, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of our foreign currency sell contracts that did not qualify for hedge accounting were as follows at August 31, 2005 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	273,000	$2,458
Australian Dollars	1,333	1,018
Mexican Pesos	9,400	846

Net Investment Hedges - During fiscal 2005 and 2004, we entered into foreign currency forward contracts that were designed to manage foreign currency risks related to the value of our net investment in directly-owned operations located in Canada, Japan, and the United Kingdom. These three offices comprise the majority of our net investment in foreign operations. These foreign currency forward instruments qualified for hedge accounting and corresponding gains and losses were recorded as a component of other comprehensive income in our consolidated balance sheet. During fiscal 2005 and 2004, we recognized the following net losses on our net investment hedging contracts (in thousands):

YEAR ENDED AUGUST 31,	2005	2004

Losses on net investment hedge contracts	$(384)	$(337)
Gains on net investment hedge contracts	66	130
Net losses on investment hedge contracts	$(318)	$(207)

As of August 31, 2005, we had settled our net investment hedge contracts. However, we may continue to utilize net investment hedge contracts in future periods as a component of our overall foreign currency risk strategy.

Interest Rate Risk Management - Due to the limited nature of our interest rate risk, we do not make regular use of interest rate derivatives and we were not a party to any interest rate derivative instruments during fiscal years 2005 or 2004.

13.	IMPAIRMENT OF AND GAIN ON DISPOSAL OF INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

During fiscal 2003, the Company purchased approximately 20 percent of the capital stock (subsequently diluted to approximately 12 percent ownership) of Agilix Labs, Inc. (Agilix), a Delaware corporation, for cash payments totaling $1.0 million. Agilix is a development stage enterprise that develops software applications, including the majority of our software applications that are available for sale to external customers. We used the equity method of accounting for our investment in Agilix, as the Company appointed a member to Agilix’s board of directors and had the ability to exercise significant influence over the operations of Agilix. Although we continue to sell software developed by Agilix, uncertainties in Agilix’s business plan developed during our fiscal quarter ended March 1, 2003 and their potential adverse effects on Agilix’s operations and future cash flows were significant. Based on these factors, we determined that our ability to recover the carrying value of our investment in Agilix was remote. Accordingly, we impaired and expensed our remaining investment in Agilix of $0.9 million during fiscal 2003.

During fiscal 2005, certain affiliates of Agilix purchased the shares of capital stock held by the Company for $0.5 million in cash, which was reported as a gain on disposal of investment in unconsolidated subsidiary. Following the sale of the Agilix capital stock, we have no remaining ownership interest in Agilix, no representative on their board of directors, or any remaining obligations associated with our investment in Agilix.

14.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code. These plans provide retirement benefits for employees meeting minimum age and service requirements. Qualified participants may contribute up to 50 percent of their gross wages, subject to certain limitations. These plans also provide for matching contributions to the participants that are paid by the Company. The matching contributions, which were expensed as incurred, totaled $0.8 million, $0.7 million, and $1.0 million, for the fiscal years ended August 31, 2005, 2004, and 2003.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of the Company’s common stock on the last trading day of each fiscal quarter. A total of 27,266; 99,136; and 211,245 shares were issued under this plan in the fiscal years ended August 31, 2005, 2004, and 2003. On August 31, 2004, our previously existing employee stock purchase plan expired. Since the new employee stock purchase plan was not ratified by shareholders until March 2005, the Company did not withhold employee contributions for approximately six months in fiscal 2005 and substantially fewer shares were issued to plan participants during fiscal 2005 than in previous years.

Through August 31, 2005, we accounted for our employee stock purchase plan using the intrinsic method as defined in the provisions of APB Opinion 25 and related interpretations (Note 1).

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan that provided certain key officers and employees the ability to defer a portion of their compensation until a later date. Deferred compensation amounts used to pay benefits are held in a “rabbi trust,” which invests in insurance contracts, various mutual funds, and shares of our common stock as directed by the plan participants. The trust assets, which consist of the investments in insurance contracts and mutual funds, are recorded in our consolidated balance sheets because they are subject to the claims of our creditors. The corresponding deferred compensation liability represents the amounts deferred by plan participants plus or minus any earnings or losses on the trust assets. The deferred compensation plan’s assets totaled $1.2 million at August 31, 2005 and 2004, while the plan’s liabilities totaled $1.3 million and $1.6 million at August 31, 2005 and 2004. At August 31, 2005, the rabbi trust also held shares of our common stock with a cost basis of $0.6 million. The assets and liabilities of the deferred compensation plan were recorded in other long-term assets, treasury stock, additional paid-in capital, and long-term liabilities, as appropriate, in the accompanying consolidated balance sheets.

We expensed charges totaling $0.8 million, $0.2 million, and $0.2 million during each of the fiscal years ended August 31, 2005, 2004, and 2003 related to our deferred compensation plan. Due to increases in the market value of our common stock held by the deferred compensation plan during fiscal 2005 which increased the plan liability to participants without a corresponding increase in plan assets, we recorded increased expenses associated with our deferred compensation plan. To reduce expenses from the plan in future periods, we modified the deferred compensation plan to require participants who hold shares of our common stock to receive distributions in common stock rather than cash. Accordingly, $0.9 million of the plan liability at the date of the modification was reclassified to additional paid-in capital.

Due to legal changes resulting from the American Jobs Creation Act of 2004, the Company determined to cease compensation deferrals to this plan after December 31, 2004. Other than the cessation of compensation deferrals and the requirement to distribute investments in Company stock with shares of stock, the plan will continue to operate and make payments under the same rules as in prior periods.

15.	RESTRUCTURING AND STORE CLOSURE COSTS

Restructuring Costs

During fiscal 1999, our Board of Directors approved a plan to restructure our operations, reduce our workforce, and formally exit certain leased office space located in Provo, Utah. The Company, under a long-term agreement, leased the Provo office space in buildings that were owned by partnerships, the majority interest of which were owned by the Vice-Chairman of the Board of Directors and certain other employees and former employees of the Company. During the first quarter of fiscal 2005, we exercised an option, available under our master lease agreement, to purchase, and simultaneously sell, the office facility to the current tenant, an unrelated party. Based on the continuing negative cash flow associated with these buildings, and other factors, we determined that it was in our best interest to exercise the option and sell the property.

The negotiated purchase price with the landlord was $14.0 million and the tenant agreed to purchase the property for $12.5 million. These prices were within the range of estimated fair values of the buildings as determined by an independent appraisal obtained by the Company. We paid the difference between the sale and purchase prices, plus other closing costs, which were included as a component of the restructuring plan accrual. After accounting for the sale transaction, the remaining fiscal 1999 accrued restructuring costs, which totaled $0.3 million, were reversed and recorded as a reduction to selling, general, and administrative expenses in our condensed consolidated statement of operations. Following the sale of these buildings, we have no further obligations remaining under the fiscal 1999 restructuring plan.

Retail Store Closure Costs

We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability. During this assessment process, judgments are made as to whether under-performing or unprofitable stores should be closed. As a result of this evaluation process, we closed 30 retail stores during fiscal 2005, 18 retail stores in fiscal 2004, and we may close additional retail locations in future periods if further analysis indicates that our operating results may be improved through additional closures. We have incurred severance and lease termination costs related to these store closure activities, which are included as a component of selling, general, and administrative expenses in our condensed consolidated statements of operations.

The components of the remaining restructuring and store closure accruals were as follows for the periods indicated (in thousands):

	Severance Costs	Leased Space Exit Costs	Total
Balance at August 31, 2003	$304	$3,146	$3,450
Charges to the accrual	224	1,482	1,706
Amounts utilized	(512)	(1,862)	(2,374)
Balance at August 31, 2004	16	2,766	2,782
Charges to the accrual	279	293	572
Amounts utilized	(266)	(2,719)	(2,985)
Balance at August 31, 2005	$29	$340	$369

At August 31, 2005, accrued store closure costs were recorded as a component of accrued liabilities in our consolidated balance sheet. During fiscal 2005 we accrued and expensed additional leased space exit costs totaling $0.2 million related to changes in estimated sublease receipts on three retail store closures that occurred during prior fiscal years. Although we believe that our accruals for retail store closures are adequate at August 31, 2005, these amounts are partially based upon estimates and may change if actual amounts related to these activities differ.

16.	INCOME TAXES

The benefit (provision) for income taxes from continuing operations consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2005	2004	2003
Current:
Federal	$1,857	$1,615	$1,940
State	(2)	151	(29)
Foreign	(1,180)	(2,492)	(696)
	675	(726)	1,215

Deferred:
Federal	$(2,132)	$3,440	$15,739
State	(285)	310	836
Foreign	378	(623)	1,322
Valuation allowance	2,449	(3,750)	(16,575)
	410	(623)	1,322
	$1,085	$(1,349)	$2,537

Income (loss) from operations before income taxes consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2005	2004	2003
United States	$6,094	$(10,716)	$(49,247)
Foreign	3,007	1,915	1,457
	$9,101	$(8,801)	$(47,790)

The differences between income taxes at the statutory federal income tax rate and income taxes reported from continuing operations in the consolidated statements of operations were as follows:

YEAR ENDED AUGUST 31,	2005	2004	2003
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	3.2	5.7	1.7
Deferred tax valuation allowance	(26.9)	(49.1)	(32.7)
Foreign jurisdictions tax differential	(2.9)	(7.1)	1.2
Tax differential on income subject to both U.S. and foreign taxes	5.1	(9.5)	(2.5)
Resolution of tax matters	(29.6)	8.8	2.8
Other	4.2	.9	(0.2)
	(11.9)%	(15.3)%	5.3%

A recent history of operating losses has precluded the Company from demonstrating that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of deferred income tax assets, deferred income tax deductions, and foreign tax carryforwards, will be realized. Accordingly, we recorded valuation allowances on our net deferred income tax assets generated in the United States.

We paid significant amounts of withholding tax on foreign royalties during fiscal years 2005, 2004, and 2003. However, no domestic foreign tax credits were available to offset the foreign withholding taxes during those years.

Various income tax matters were resolved during fiscal 2005, 2004, and 2003, which resulted in net tax benefits to the Company.

We restated the fiscal 2004 deferred tax liabilities related to intangibles and the valuation allowance for errors that occurred in prior periods (Note 2). Significant components of our deferred tax assets and liabilities were comprised of the following (in thousands):

YEAR ENDED AUGUST 31,	2005	2004
		Restated
Deferred income tax assets:
Net operating loss carryforward	$15,313	$21,268
Loan loss reserve on management stock loans	15,234	14,709
Sale and financing of corporate headquarters	12,383	-
Impairment of investment in Franklin Covey Coaching, LLC	3,341	3,901
Foreign income tax credit carryforward	2,246	2,246
Inventory and bad debt reserves	2,103	2,466
Sales returns and contingencies	1,954	1,559
Intangible asset amortization and impairment	1,878	2,646
Vacation and other accruals	1,438	1,199
Deferred compensation	815	582
Alternative minimum tax carryforward	748	478
Restructuring and severance cost accruals	24	902
Property and equipment depreciation	-	5,452
Investment in Agilix	-	375
Other	766	642
Total deferred income tax assets	58,243	58,425
Less: valuation allowance	(38,180)	(40,629)
Net deferred income tax assets	20,063	17,796

Deferred income tax liabilities:
Intangibles and property and equipment step-ups	(23,533)	(24,347)
Property and equipment depreciation	(2,636)	-
Unremitted earnings of foreign subsidiaries	(377)	(666)
Other	(461)	(78)
Total deferred income tax liabilities	(27,007)	(25,091)
Net deferred income taxes	$(6,944)	$(7,295)

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands).

YEAR ENDED AUGUST 31,	2005	2004
		Restated
Other current assets	$2,396	$2,202
Other long-term assets	375	550
Deferred income tax liability	(9,715)	(10,047)
Net deferred income tax liability	$(6,944)	$(7,295)

A federal net operating loss of $32.9 million was generated in fiscal 2003. In fiscal 2005, $13.5 million of the 2003 loss carryforward was utilized, leaving a remaining loss carryforward from fiscal 2003 of $19.4 million, which expires on August 31, 2023. The federal net operating loss carryforward generated in fiscal 2004 totaled $20.5 million and expires on August 31, 2024.

The state net operating loss carryforward of $32.9 million generated in fiscal 2003 was reduced by the utilization of $13.5 million in fiscal 2005 for a net carryforward amount of $19.4 million, which primarily expires between August 31, 2006 and August 31, 2018. The state net operating loss carryforward of $20.5 million generated in fiscal 2004 primarily expires between August 31, 2007 and August 31, 2019.

The amount of federal and state net operating loss carryforwards remaining at August 31, 2005 and deductible against future years’ taxable income may be subject to limitations imposed by Section 382 of the Internal Revenue Code and similar state statutes. The Company has not determined the impact, if any, of Section 382 limitations as of August 31, 2005.

The net deferred tax asset relating to the loan loss reserve on our management stock loans is entirely offset by a valuation allowance. Because of the accounting treatment of the management stock loans (Note 11), any tax benefit eventually realized on these loans will be recorded as an increase to additional paid-in capital, rather than reducing our income tax expense.

As discussed in Note 6, we completed the sale and financing of our corporate headquarters facility during fiscal 2005. For financial reporting purposes, the sale of the facility was treated as a financing transaction and no gain was recognized on the sale. However, for tax purposes, the transaction was accounted for as a sale, resulting in a taxable gain of $11.4 million.

Our foreign income tax credit carryforward of $2.2 million that was generated during fiscal 2002 expires on August 31, 2012.

17.	EARNINGS PER COMMON SHARE

Basic earnings (loss) per common share (EPS) is calculated by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income or loss available to common shareholders, by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate. Following the preferred stock recapitalization (Note 9), our preferred stock is no longer convertible or entitled to participate in dividends payable to holders of common stock. Accordingly, we no longer use the two-class method of calculating EPS as defined in SFAS No. 128, Earnings Per Share, and EITF Issue 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, for periods after February 26, 2005. The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

YEAR ENDED AUGUST 31,	2005	2004	2003
Net income (loss)	$10,186	$(10,150)	$(45,253)
Non-convertible preferred stock dividends	(3,903)
Convertible preferred stock dividends	(4,367)	(8,735)	(8,735)
Loss on recapitalization of preferred stock	(7,753)
Net loss attributable to common shareholders	$(5,837)	$(18,885)	$(53,988)

Undistributed income (loss) through February 26, 2005	$4,244	$-	$-
Common stock ownership on an “as converted” basis	76%	-	-
Common shareholder interest in undistributed income through February 26, 2005	3,225
Undistributed loss in fiscal year indicated	(10,081)	$(18,885)	$(53,988)
Common shareholder interest in undistributed loss(1)	$(6,856)	$(18,885)	$(53,988)

Weighted average common shares outstanding - Basic	19,949	19,734	20,041
Common share equivalents(2)	-	-	-
Weighted average common shares outstanding - Diluted	19,949	19,734	20,041

Basic EPS Common	$(.34)	$(.96)	$(2.69)
Diluted EPS Common	$(.34)	$(.96)	$(2.69)

(1) Preferred shareholders do not participate in any undistributed losses with common shareholders; therefore, no adjustments to the fiscal 2004 or fiscal 2003 loss per share information were made.

(2) For the fiscal years ended August 31, 2005, 2004 and 2003, conversion of common share equivalents is not assumed because such conversion would be anti-dilutive.

Due to their anti-dilutive effect, the following incremental shares from Series A preferred stock calculated on an “as converted” basis and the potential common stock equivalents resulting from options to purchase common stock and unvested stock deferred compensation awards that were calculated using the treasury stock method have been excluded from the diluted EPS calculation (in thousands):

YEAR ENDED AUGUST 31,	2005	2004	2003
Number of Series A preferred stock shares on an “as converted” basis	-	6,239	6,239
Common stock equivalents from the assumed exercise of “in-the-money” stock options	58	22	2
Common stock equivalents from unvested stock deferred compensation	175	-	-
	233	6,261	6,241

At August 31, 2005, 2004, and 2003, we had approximately 2.0 million, 0.8 million, and 1.1 million stock options outstanding (Note 3) which were not included in the computation of diluted weighted average shares outstanding because the options’ exercise prices were greater than the average market price of the Company’s common stock. Also, as a result of the preferred stock recapitalization (Note 9), we issued 6.2 million common stock warrants during fiscal 2005 with an exercise price of $8.00 per share that were not included in the diluted EPS calculation because their exercise price was higher than the average market price of the Company’s common stock. These warrants, which expire in eight years, may have a dilutive impact on our EPS calculation in future periods.

18.	SEGMENT INFORMATION

Reportable Segments

The Company has two segments: the Consumer and Small Business Unit (CSBU) and the Organizational Solutions Business Unit (OSBU). The following is a description of our segments, their primary operating components, and their significant business activities:

Consumer and Small Business Unit - This business unit is primarily focused on sales to individual customers and small business organizations and includes the results of our domestic retail stores, consumer direct operations (catalog and eCommerce), wholesale operations, and other related distribution channels, including government product sales and domestic printing and publishing sales. The CSBU results of operations also include the financial results of our paper planner manufacturing operations. Although CSBU sales primarily consist of products such as planners, binders, software, and handheld electronic planning devices, virtually any component of our leadership, productivity, and strategy execution solutions may be purchased through CSBU channels. During fiscal 2005, we have expanded our efforts to increase sales to small businesses through our CSBU channels, including the addition of a sales force dedicated to small business organizations.

Organizational Solutions Business Unit - The OSBU is primarily responsible for the development, marketing, sale, and delivery of strategic execution, productivity, leadership, sales force performance, and communication training and consulting solutions directly to organizational clients, including other companies, the government, and educational institutions. The OSBU includes the financial results of our domestic sales force and our international operations. The domestic sales force is responsible for the sale and delivery of our training and consulting services in the United States. Our international sales group includes the financial results of our directly owned foreign offices and royalty revenues from licensees.

Our chief operating decision maker is the CEO, and each of the segments has a president who reports directly to the CEO. The primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (EBITDA), which may not be calculated as similarly titled amounts are calculated by other companies. For segment reporting purposes, our consolidated EBITDA can be calculated as our income or loss from operations excluding depreciation and amortization charges.

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization. All prior period segment information has been revised to conform to the most recent classifications and organizational changes. We account for our segment information on the same basis as the accompanying consolidated financial statements.

SEGMENT INFORMATION
(in thousands)
	Consumer and Small Business Unit				Organizational Solutions Business Unit
Year Ended August 31, 2005	Retail	Consumer Direct	Wholesale	Other CSBU	Domestic	International	Corporate and Eliminations	Consolidated
Sales to external customers	$74,331	$55,575	$19,691	$3,757	$76,114	$54,074		$283,542
Gross margin	42,455	32,157	9,184	(1,388)	49,515	36,772		168,695
EBITDA	4,425	23,828	8,408	(23,303)	6,773	12,772	$(12,013)	20,890
Depreciation	2,589	527	1	663	306	1,295	2,393	7,774
Amortization				344	3,816	7	6	4,173
Segment assets	7,992	76		5,387	86,514	21,180	112,084	233,233
Capital expenditures	996	72		166	501	740	1,704	4,179

Year Ended August 31, 2004
Sales to external customers	$87,922	$55,059	$21,081	$2,007	$61,047	$48,318		$275,434
Gross margin	47,420	31,172	9,544	(3,933)	38,555	33,043		155,801
EBITDA	793	19,753	8,623	(22,958)	(627)	10,073	$(8,774)	6,883
Depreciation	3,385	1,053	1	1,137	604	1,383	4,211	11,774
Amortization				344	3,816	7	6	4,173
Segment assets	9,867	550		7,760	90,783	23,807	94,858	227,625
Capital expenditures	220	257		1,534	127	741	1,091	3,970

Year Ended August 31, 2003
Sales to external customers	$112,054	$56,177	$16,915	$7,020	$74,306	$40,688		$307,160
Gross margin	56,598	31,181	7,330	(1,552)	48,398	28,428		170,383
EBITDA	(4,020)	17,663	6,314	(27,134)	(1,861)	7,031	$(14,877)	(16,884)
Depreciation	11,291	2,423	6	2,173	1,707	1,110	7,685	26,395
Amortization				365	4,007	7	7	4,386
Significant non-cash items:
Provision for losses on management stock loan program							3,903	3,903
Recovery of investment in unconsolidated subsidiary					(1,644)			(1,644)
Loss on impaired assets				872				872
Segment assets	20,598	1,365		12,547	95,068	19,580	112,988	262,146
Capital expenditures	905	1,137		210	112	786	1,051	4,201

A reconciliation of reportable segment EBITDA to consolidated income (loss) before taxes is provided below (in thousands):

YEAR ENDED AUGUST 31,	2005	2004	2003
Reportable segment EBITDA	$32,903	$15,657	$(2,007)
Provision for losses on management stock loans			(3,903)
Gain on disposal of investment in unconsolidated subsidiary	500
Corporate expenses	(12,513)	(8,774)	(10,974)
Consolidated EBITDA	20,890	6,883	(16,884)
Depreciation	(7,774)	(11,774)	(26,395)
Amortization	(4,173)	(4,173)	(4,386)
Consolidated income (loss) from operations	$8,943	$(9,064)	$(47,665)
Equity in earnings (losses) of unconsolidated subsidiary			(128)
Interest income	944	481	665
Interest expense	(786)	(218)	(248)
Other expense, net			(414)
Income (loss) before income taxes	$9,101	$(8,801)	$(47,790)

Interest expense and interest income are primarily generated at the corporate level and are not allocated to the segments. Income taxes are likewise calculated and paid on a corporate level (except for entities that operate in foreign jurisdictions) and are not allocated to segments for analysis.

Corporate assets, such as cash, accounts receivable, and other assets are not generally allocated to business segments for business analysis purposes. However, inventories, intangible assets, goodwill, identifiable fixed assets, and certain other assets are classified by segment. A reconciliation of segment assets to consolidated assets is as follows (in thousands):

AUGUST 31,	2005	2004	2003
Reportable segment assets	$121,149	$132,767	$149,158
Corporate assets	113,478	95,823	113,780
Intercompany accounts receivable	(1,394)	(965)	(792)
	$233,233	$227,625	$262,146

Enterprise-Wide Information

Our revenues are derived primarily from the United States. However, we also operate directly owned offices or contract with licensees to provide products and services in various countries throughout the world. Our consolidated revenues and long-lived assets were as follows (in thousands):

AS OF OR FOR YEAR ENDED AUGUST 31,	2005	2004	2003
Net sales:
United States	$229,469	$227,116	$262,463
Japan/Greater China	22,251	18,625	15,026
United Kingdom	9,707	9,251	7,521
Canada	6,910	7,093	7,701
Mexico	4,181	3,609	5,030
Australia	3,944	3,642	3,428
Brazil/South America	2,053	1,559	1,859
Singapore	985	1,189	999
Others	4,042	3,350	3,133
	$283,542	$275,434	$307,160

Long-lived assets:
United States	$122,937	$129,416	$145,009
Americas	2,620	2,484	2,531
Japan	1,527	2,409	3,414
United Kingdom	641	694	671
Australia	326	393	464
	$128,051	$135,396	$152,089

Inter-segment sales were immaterial and were eliminated in consolidation.

19.	CEO COMPENSATION AGREEMENT

During November 2004, our Board of Directors approved a proposal to change a number of items in the CEO’s employment agreement. At the request of the CEO, this new compensation arrangement included the following:

●	The previously existing CEO employment agreement, which extended until 2007, was canceled and the CEO became an “at-will” employee.
●	The CEO signed a waiver forgoing claims on past compensation not taken.
●
The CEO agreed to be covered by change in control and severance policies provided for other Company executives rather than the “golden parachute” severance package in his previously existing agreement.

●	In accordance with the provisions of the Sarbanes-Oxley Act of 2002, the CEO will not be entitled to obtain a loan in order to exercise his stock options.

In return for these changes to the CEO’s compensation structure and in recognition of the CEO’s leadership in achieving substantial improvements in our operating results, the following compensation terms were approved:

●	The CEO’s cash compensation, both base compensation and incentive compensation, remained essentially unchanged.
●	Acceleration of the vesting on the CEO’s 1.6 million stock options with an exercise price of $14.00 per share (Note 3).
●
A grant of 225,000 shares of unvested stock was awarded as a long-term incentive consistent with the unvested stock awards made to other key employees in January 2004. In addition, the Company granted the CEO 187,000 shares of common stock that is fully vested. The compensation cost of both of these awards was $0.9 million, of which $0.4 million was expensed and the other $0.5 million was initially recorded as deferred compensation in shareholders’ equity and amortized over five years, subject to accelerated vesting if certain performance thresholds are met (Note 3).

●	We have provided life insurance and disability coverage in an amount equal to 2.5 times the CEO’s cash compensation, using insurance policies that are similar to those approved for other executives.

These changes were approved and enacted during fiscal 2005.

20.	EXECUTIVE SEPARATION AGREEMENT

Effective March 29, 2005, Val J. Christensen, Executive Vice-President, General Counsel and Secretary of the Company, terminated his service as an executive officer and employee of the Company. Under the terms of the corresponding Separation Agreement, we paid Mr. Christensen a lump-sum severance amount totaling $0.9 million, less applicable withholdings. In addition, he received the cash performance bonus he would have been entitled to for the current fiscal year as if he had remained employed in his prior position and his performance objectives for the year were met, which is estimated to be $0.2 million. In addition to these payments, his shares of unvested stock were fully vested and he received a bonus of $0.1 million, which was equivalent to other bonuses awarded in the January 2004 unvested stock award, to offset a portion of the income taxes resulting from the vesting of this award. The Company also waived the requirement that his fully-vested stock options be exercised within 90 days of his termination and allowed the options to be exercised through the term of the option agreement. We accounted for the stock option modifications under APB Opinion 25 and related pronouncements and did not recognize additional compensation expense in our financial statements as the fair value of the Company’s stock was less than the exercise price of the modified stock options on the re-measurement date. However, the fair value of these stock option modifications using guidance in SFAS No. 123 was approximately $0.1 million and was included in the pro forma stock-based compensation expense reported in Note 3.

Subsequent to his separation, the Board of Directors approved modifications to his management stock loan substantially similar to the modifications granted to other loan participants by the Board of Directors in May 2004 under which the Company will forego certain of its rights under the terms of the loans in order to potentially improve the participants’ ability to pay, and our ability to collect, the outstanding balances of the loans (Note 11).

Subsequent to entering into the Separation Agreement, the Company and Mr. Christensen entered into a Legal Services Agreement that is effective March 29, 2005. Under terms of the Legal Services Agreement, we retained Mr. Christensen as independent legal counsel to provide services for a minimum of 1,000 hours per year. The Legal Services Agreement allows the Company to benefit from Mr. Christensen’s extensive institutional knowledge and experience gained from serving as our General Counsel as well as his experience representing us as external counsel for several years prior to joining the Company. We will pay Mr. Christensen an annual retainer in the amount of $0.2 million, the equivalent of $225 per hour for each hour of legal services, and $325 per hour for every hour of legal services, if any, provided in excess of 1,000 hours in any given year. Further, Mr. Christensen will be an independent contractor and not entitled to Company benefits for performing these services.

21.	RELATED PARTY TRANSACTIONS

The Company, under a long-term agreement, leased office space in buildings that were owned by partnerships, the majority interest of which were owned by the Vice-Chairman of the Board of Directors and certain other employees and former employees of the Company. During fiscal 2005 we exercised an option, available under our master lease agreement, to purchase, and simultaneously sell, the office facility to the current tenant, an unrelated party. The negotiated purchase price with the landlord was $14.0 million and the tenant agreed to purchase the property for $12.5 million. These prices were within the range of estimated fair values of the buildings as determined by an independent appraisal obtained by the Company. We paid the difference between the sale and purchase prices, plus other closing costs, which were included as a component of our restructuring plan accrual (Note 15). We paid rent and related building expenses to the partnership totaling $0.5 million, $2.4 million, and $2.0 million, for the fiscal years ended August 31, 2005, 2004, and 2003. Following completion of this sale, we have no further obligations to the related partnerships.

The Company pays the Vice-Chairman and a former Vice-Chairman of the Board of Directors a percentage of the proceeds received for seminars that they present. During the fiscal years ended August 31, 2005, 2004, and 2003, we expensed charges totaling $3.3 million, $1.6 million, and $0.9 million, to the Vice-Chairman and former Vice Chairman for their seminar presentations. At August 31, 2005 and 2004, we had accrued $1.7 million and $0.4 million payable to the Vice-Chairman and former Vice-Chairman under these agreements. These amounts were included in our accrued liabilities in the accompanying consolidated balance sheets.

During the fiscal year ended August 31, 2003, our CEO chose to forgo his salary, which totaled $0.5 million. In accordance with SEC rules and regulations, we recorded compensation expense for the unpaid salary and recorded a corresponding increase to paid-in capital. During fiscal 2004, at the urging of our Board of Directors, the CEO elected to resume receipt of his salary.

As part of a preferred stock offering to a private investor, an affiliate of the investor, who was then a director of the Company, was named as the Chairman of the Board of Directors and was later elected as CEO. This individual continues to serve as the Company’s Chairman of the Board and CEO at August 31, 2005. In addition, two affiliates of the private investor were named to our Board of Directors. In connection with the preferred stock offering, we paid an affiliate of the investor $0.4 million per year for monitoring fees, which will be reduced by redemptions of outstanding Series A preferred stock.

During fiscal 2002, we entered into a consulting agreement with a member of the Board of Directors to assist the Company with various projects and transactions, including the sale of Premier and new product offerings. The consulting agreement expired in December 2002 and we paid $0.1 million during fiscal 2003 for services under terms of the agreement.

During fiscal 2003, we issued a non-exclusive license agreement for certain intellectual property to a former officer and member of the Board. The Company received a nominal amount to establish the license agreement and license payments required to be paid under terms of this license agreement were insignificant during fiscal years 2005 and 2004.

During fiscal 2002, the Company licensed certain intellectual property, on a non-exclusive basis, to a company in which a former Vice-Chairman of the Board of Directors was a principal shareholder. Under terms of the non-exclusive license agreement, which expires on September 1, 2007, we will not receive payments from the use of this intellectual property.

As part of a severance agreement with a former CEO, the Company offered the former CEO the right to purchase 121,250 shares of our common stock for $0.9 million. In order to facilitate the purchase of these shares, we received a non-recourse promissory note, which was due September 2003, and bore interest at 10.0 percent. During September 2003, the former CEO declined the opportunity to purchase these shares and the note receivable, which was recorded as a reduction of shareholders’ equity at August 31, 2003, was canceled. The shares, which were held by the Company pending the purchase of the shares, were returned to treasury stock during fiscal 2004.

22.	SUBSEQUENT EVENT

On October 21, 2005, we announced that we had given notice to the holders of our Series A Preferred Stock for the redemption of $10.0 million, or approximately 400,000 shares, of currently outstanding Series A Preferred Stock. The preferred stock was redeemed on November 11, 2005.

We also announced that we intend to seek shareholder approval to amend our articles of incorporation to extend the period during which we have the right to redeem the outstanding preferred stock at 100 percent of the liquidation preference, or $25 per share plus accrued dividends. The amendment would extend the current redemption deadline from March 8, 2006 to December 31, 2006. The extension agreement would also provide the right to extend the redemption period for an additional year to December 31, 2007, if another $10.0 million of preferred stock is redeemed before December 31, 2006. Knowledge Capital, an entity which holds nearly all of our outstanding preferred stock, has signed an agreement to vote in favor of the proposal to extend the redemption period.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

During the preparation of our fiscal 2005 consolidated financial statements, we determined that due to errors in our deferred income tax calculations, the Company’s consolidated financial statements as of August 31, 2004 and 2003 and for each of the years in the three year period ended August 31, 2004 as contained in the Company’s fiscal 2004 Form 10-K, and all subsequent interim periods during fiscal 2005, contained material misstatements. As a result, and in consultation with our Audit Committee, we determined that restatements were necessary to our consolidated financial statements. These errors only affected our fiscal 2005 interim consolidated balance sheets and did not impact our consolidated statements of operations or cash flows. These restatements, as well as specific information regarding their impact upon our consolidated financial statements, are discussed in Note 2 - Restatement to our consolidated financial statements.

In light of the restatement, management has concluded that, as of August 31, 2005, a material weakness in the Company’s internal control over financial reporting existed related to the accounting for income taxes. Specifically, our accounting personnel lacked sufficient technical expertise to properly account for income taxes in accordance with generally accepted accounting principles and our monitoring and review controls were inadequate.

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of August 31, 2005. Based on this evaluation, and as a result of the material weakness in our internal control over financial reporting related to accounting for income taxes, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 31, 2005.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the discovery of the misstatement described above, however, we are in the process of improving our internal control over financial reporting regarding income taxes in an effort to remediate the material weakness through additional training on accounting for income taxes and establishing additional monitoring and review controls. Additional work is needed to fully remedy this material weakness and we intend to continue our efforts to improve and strengthen our control processes and procedures.

On September 21, 2005, the SEC extended the compliance dates related to Section 404 of the Sarbanes-Oxley Act for non-accelerated filers. Under this extension a company that is not required to file its annual and quarterly reports on an accelerated basis (non-accelerated filer) must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2007. The Company currently anticipates that it could be an accelerated filer in fiscal 2006 and therefore we would be required to comply with these requirements for our fiscal year ending August 31, 2006. We are currently in the process of documenting our internal control structure.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain information required by this Item is incorporated by reference to the sections entitled “Election of Directors” and “Executive Officers” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 20, 2006. The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

The Board of Directors has determined that one of the Audit Committee members, Robert Daines, is a “financial expert” as defined in Regulation S-K 401(h) adopted under the Securities Exchange Act of 1934, as amended.

We have adopted a code of ethics for our senior financial officers that include the Chief Executive Officer, the Chief Financial Officer, and other members of the Company’s financial leadership team. This code of ethics is available on our website at www.franklincovey.com. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, any provision of the Company’s code of ethics through filing a current report on Form 8-K for such events if they occur.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the sections entitled “Election of Directors” and “Executive Compensation” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 20, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Plan Category	[a] Number of securities to be issued upon exercise of outstanding options, warrants, and rights	[b] Weighted-average exercise price of outstanding options, warrants, and rights	[c] Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders (1)	2,677	$11.57	994
Equity compensation plans not approved by security holders (2)	18	$2.78	None

(1) Includes 409,295 unvested stock awards which were valued at the August 31, 2005 closing price of $7.00 per share.

(2) Shares in the equity compensation plans not approved by security holders consist of non-qualified options issued to employees from principal stockholders of the Company. There have been no non-qualified options issued since 1992.

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 20, 2006.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 20, 2006.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section entitled “Selection of Auditor” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 20, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	List of documents filed as part of this report:

1.
Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2005, are as follows:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at August 31, 2005 and 2004
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended August 31, 2005, 2004, and 2003
Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the years ended August 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts and Reserves (Filed as Exhibit 99.2 to this Report on Form 10-K)

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

3.	Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
3.1	Revised Articles of Incorporation of the Registrant	(1)
3.2	Amended and Restated Bylaws of the Registrant	(1)
3.3	Articles of Amendment to Revised Articles of Incorporation of the Registrant	(5)
3.4	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(9)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)
4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(5)
4.3	Registration Rights Agreement, dated June 2, 1999	(5)
4.4	Restated Shareholders Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(9)
4.5	Restated Registration Rights Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(9)
10.1	Amended and Restated 1992 Employee Stock Purchase Plan	(3)
10.2	First Amendment of Amended and Restated 1992 Stock Incentive Plan	(4)
10.3	Forms of Nonstatutory Stock Options	(1)
10.4	Amended and Restated 2000 Employee Stock Purchase Plan	(6)
10.5	Lease Agreements, as amended and proposed to be amended, by and between Covey Corporate Campus One, L.L.C. and Covey Corporate Campus Two, LLC (Landlord) and Covey Leadership Center, Inc. (Tenant) which were assumed by Franklin Covey Co. in the Merger with Covey Leadership, Inc.	(7)
10.6	Amended and Restated Option Agreement, dated December 8, 2004, by and between the Company and Robert A. Whitman	(8)
10.7	Agreement for the Issuance of Restricted Shares, dated as of December 8, 2004, by and between Robert A. Whitman and the Company	(8)
10.8	Letter Agreement regarding the cancellation of Robert A. Whitman’s Employment Agreement, dated December 8, 2004	(8)
10.9	Restated Monitoring Agreement, dated as of March 8, 2005, between the Company and Hampstead Interests, LP	(9)
10.10	Warrant, dated March 8, 2005, to purchase 5,913,402 shares of Common Stock issued by the Company to Knowledge Capital Investment Group	(9)
10.11	Form of Warrant to purchase shares of Common Stock to be issued by the Company to holders of Series A Preferred Stock other than Knowledge Capital Investment Group	(9)
10.12	Franklin Covey Co. 2004 Non-Employee Directors’ Stock Incentive Plan	(10)
10.13	Form of Option Agreement for the 2004 Non-Employee Directors Stock Incentive Plan	(10)
10.14	Form of Restricted Stock Agreement for the 2004 Non-Employees Directors Stock Incentive Plan	(10)
10.15	Separation Agreement between the Company and Val J. Christensen, dated March 29, 2005	(11)
10.16	Legal Services Agreement between the Company and Val J. Christensen, dated March 29, 2005	(11)
10.17	Master Lease Agreement between Franklin SaltLake LLC (Landlord) Franklin Development Corporation (Tenant)	(12)
10.18	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(12)
10.19	Redemption Extension Voting Agreement between Franklin Covey Co. and Knowledge Capital Investment Group, dated October 20, 2005	(13)
21	Subsidiaries of the Registrant		**
23	Consent of Independent Registered Public Accounting Firm		**
31	Rule 13a-14(a) Certifications		**
32	Section 1350 Certifications		**
99.1	Report of KPMG LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statement Schedule for the years ended August 31, 2005, 2004, and 2003		**
99.2	Financial Statement Schedule II - Valuation and Qualifying Accounts and Reserves.		**

(1)	Incorporated Registration by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, No. 33-47283.
(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.
(3)	Incorporated by reference to Report on Form 10-K filed November 27, 1992, for the year ended August 31, 1992.
(4)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on January 3, 1994, Registration No. 33-73728.
(5)	Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 2, 1999).
(6)	Incorporated by reference to Report on Form S-8 filed with the Commission on May 31, 2000, Registration No. 333-38172.
(7)	Incorporated by reference to Form 10-K filed December 1, 1997, for the year ended August 31, 1997.
(8)	Incorporated by reference to Report on Form 8-K filed with the Commission on December 14, 2005.
(9)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.
(10)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 25, 2005.
(11)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 4, 2005.
(12)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 27, 2005.
(13)	Incorporated by reference to Report on Form 8-K filed with the Commission on October 24, 2005.
**	Filed herewith and attached to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 29, 2005.

FRANKLIN COVEY CO.

By:	/s/ ROBERT A. WHITMAN
Robert A. Whitman Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT A. WHITMAN	Chairman of the Board and Chief Executive Officer	November 29, 2005
Robert A. Whitman
/s/ STEPHEN R. COVEY	Vice-Chairman of the Board	November 29, 2005
Stephen R. Covey
/s/ CLAYTON M. CHRISTENSEN	Director	November 29, 2005
Clayton M. Christensen
/s/ ROBERT H. DAINES	Director	November 29, 2005
Robert H. Daines
/s/ E.J. "JAKE" GARN	Director	November 29, 2005
E.J. “Jake” Garn
/s/ DENNIS G. HEINER	Director	November 29, 2005
Dennis G. Heiner
/s/ DONALD J. MCNAMARA	Director	November 29, 2005
Donald J. McNamara
/s/ JOEL C. PETERSON	Director	November 29, 2005
Joel C. Peterson
/s/ E. KAY STEPP	Director	November 29, 2005
E. Kay Stepp