Form 10-Q
period 2005-11-26
FRANKLIN COVEY CO
filed 2006-01-10
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes
No	X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

20,311,785 shares of Common Stock as of January 6, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	November 26, 2005	August 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,828	$51,690
Restricted cash	-	699
Accounts receivable, less allowance for doubtful accounts of $1,708 and $1,425	27,531	22,399
Inventories	24,740	20,975
Other current assets	8,040	9,419
Total current assets	93,139	105,182

Property and equipment, net	33,989	35,277
Intangible assets, net	82,249	83,348
Other long-term assets	9,951	9,426
	$219,328	$233,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing obligation	$553	$1,088
Accounts payable	12,794	13,704
Income taxes payable	4,012	3,996
Accrued liabilities	32,354	36,536
Total current liabilities	49,713	55,324

Long-term debt and financing obligation, less current portion	33,956	34,086
Other liabilities	1,292	1,282
Deferred income tax liability	9,715	9,715
Total liabilities	94,676	100,407

Shareholders’ equity:
Preferred stock-Series A, no par value; 4,000 shares authorized, 1,894 and 2,294 shares issued; liquidation preference totaling $48,528 and $58,788	47,345	57,345
Common stock - $0.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	188,415	190,760
Common stock warrants	7,611	7,611
Accumulated deficit	(11,265)	(14,498)
Deferred compensation on unvested stock grants	-	(1,055)
Accumulated other comprehensive income	191	556
Treasury stock at cost, 6,457 and 6,465 shares	(108,998)	(109,246)
Total shareholders’ equity	124,652	132,826
	$219,328	$233,233

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Quarter Ended
	November 26, 2005	November 27, 2004
	(unaudited)

Net sales:
Products	$43,403	$44,051
Training and consulting services	28,948	25,053
	72,351	69,104
Cost of sales:
Products	18,664	19,808
Training and consulting services	9,281	7,861
	27,945	27,669
Gross margin	44,406	41,435

Selling, general, and administrative	37,767	35,930
Depreciation	1,408	2,178
Amortization	1,095	1,043
Income from operations	4,136	2,284

Interest income	330	118
Interest expense	(643)	(38)
Income before provision for income taxes	3,823	2,364
Provision for income taxes	(590)	(838)
Net income	3,233	1,526
Preferred stock dividends	(1,379)	(2,184)

Net income (loss) available to common shareholders	$1,854	$(658)

Net income (loss) available to common shareholders per share:
Basic	$.09	$(.03)
Diluted	$.09	$(.03)

Weighted average number of common shares:
Basic	20,331	19,729
Diluted	20,642	19,729

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Quarter Ended
	November 26, 2005	November 27, 2004
	(unaudited)
Cash flows from operating activities:
Net income	$3,233	$1,526
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	3,037	3,736
Restructuring cost reversal	-	(306)
Stock-based compensation cost	77	41
Changes in assets and liabilities:
Increase in accounts receivable, net	(5,424)	(4,404)
Increase in inventories	(3,865)	(5,245)
Decrease (increase) in other assets	1,423	(95)
Decrease in accounts payable and accrued liabilities	(4,597)	(1,545)
Increase (decrease) in other long-term liabilities	(89)	128
Increase in income taxes payable	39	715
Net cash used for operating activities	(6,166)	(5,449)

Cash flows from investing activities:
Purchases of property and equipment	(599)	(621)
Purchases of short-term investments	-	(3,603)
Sales of short-term investments	-	4,583
Curriculum development costs	(702)	(558)
Net cash used for investing activities	(1,301)	(199)

Cash flows from financing activities:
Principal payments on long-term debt and financing obligation	(681)	(31)
Change in restricted cash	699	-
Proceeds from sales of common stock from treasury	126	25
Proceeds from management stock loan payments	134	-
Redemption of preferred stock	(10,000)	-
Purchase of treasury shares	-	(22)
Payment of preferred stock dividends	(1,629)	(2,184)
Net cash used for financing activities	(11,351)	(2,212)

Effect of foreign exchange rates on cash and cash equivalents	(44)	(74)
Net decrease in cash and cash equivalents	(18,862)	(7,934)
Cash and cash equivalents at beginning of the period	51,690	31,174
Cash and cash equivalents at end of the period	$32,828	$23,240

Supplemental disclosure of cash flow information:
Cash paid for interest	$673	$27
Cash paid for income taxes	$599	$395

Non-cash investing and financing activities:
Accrued preferred stock dividends	$1,184	$2,184
Capital lease financing of property and equipment purchases	109

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year. Corresponding quarterly periods generally consist of 13-week periods that end on November 26, 2005, February 25, 2006, and May 27, 2006 during fiscal 2006. Under the modified 52/53-week fiscal year, the quarter ended November 26, 2005 had one less business day than the quarter ended November 27, 2004.

The results of operations for the quarter ended November 26, 2005 are not indicative of results expected for the entire fiscal year ending August 31, 2006.

Certain reclassifications have been made to the fiscal 2005 financial statements to conform with the current period presentation.

NOTE 2 - ACCOUNTING FOR STOCK-BASED COMPENSATION

On September 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Statement No. 123R requires all share based-payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative.

We previously accounted for our stock-based compensation using the intrinsic method as defined in APB Opinion No. 25 and accordingly, we have not previously recognized any expense for our employee stock purchase plan or incentive stock option plan in our consolidated financial statements. We used the modified prospective transition method during the quarter ended November 26, 2005 to adopt the provisions of SFAS No. 123R. Under this method, unvested awards at the date of adoption as well as awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Based upon our analysis of the requirements of SFAS No. 123R, we determined that our employee stock purchase plan is a compensatory plan and we will be required to expense the discount on the shares purchased by the plan participants. In addition, SFAS No. 123R required us to reclassify our unamortized deferred compensation related to the issuance of unvested common stock awards reported in the equity section of our balance sheet to additional paid-in capital. Overall, the impact of adopting SFAS No. 123R had an immaterial effect upon our consolidated financial statements for the quarter ended November 26, 2005 and we recorded approximately $9,000 in stock-based compensation expense related to stock options and shares issued under our employee stock purchase plan.

The following is a summary of our stock-based compensation plans at November 26, 2005.

Stock Options

Our Board of Directors have approved an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the fair market value of the Company’s common stock on the date of grant. The term, not to exceed ten years, and exercise period of each incentive stock option awarded under the plan are determined by a committee appointed by our Board of Directors. In addition to stock options granted from the incentive stock option plan in prior years, we granted a fully vested stock award and other unvested stock awards during fiscal 2005 (refer to discussion below) from the incentive stock option plan, which also reduced the number of shares available for granting under the incentive option plan. At November 26, 2005, we had approximately 836,000 shares available to grant under this incentive stock option plan. A summary of our stock option activity is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price
Outstanding at August 31, 2004	2,505,659	$12.37
Granted	-	-
Exercised	(15,000)	1.73
Forfeited	(204,775)	12.58
Outstanding at August 31, 2005	2,285,884	12.40
Granted	-	-
Exercised	(20,000)	4.49
Forfeited	(65,600)	18.10
Outstanding at November 26, 2005	2,200,284	12.30

Compensation expense associated with the remaining portion of requisite service under previously issued unvested stock options was immaterial during the quarter ended November 26, 2005 and the remaining unamortized service cost on previously issued stock options is immaterial in aggregate. The intrinsic value of stock options exercised during the quarter ended November 26, 2005 and for the fiscal year ended August 31, 2005 was less than $0.1 million in each period. The fair market value of options that vested during the quarter was approximately $6,000.

The following table summarizes exercisable stock option information for the periods indicated:

	November 26, 2005	August 31, 2005
Exercisable stock options	2,175,284	2,248,384
Weighted average exercise price per share	$12.43	$12.58

The following additional information applies to our stock options outstanding at November 26, 2005:

•
A total of 241,474 options outstanding have exercise prices between $1.70 per share and $7.00 per share, with a weighted average exercise price of $5.33 per share and a weighted average remaining contractual life of 4.2 years. At November 26, 2005, 216,474 of these options were exercisable and had a weighted average exercise price of $5.75 per share.  The aggregate intrinsic value of these stock options outstanding was $0.4 million and for exercisable stock options in this price range was $0.3 million.  The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $7.00 per share as of November 26, 2005, which would have been received by option holders had all option holders exercised their options as of that date.  As all other stock options have an exercise price higher than the closing stock price at the end of our first quarter of fiscal 2006, the intrinsic value of these options is zero.

•
We have 344,500 options outstanding that have exercise prices ranging from $7.19 per share to $9.69 per share, with a weighted average exercise price of $9.08 per share and a weighted average remaining contractual life of 3.8 years. At November 26, 2005, all of these options were exercisable.

•
We granted 1,602,000 options to our CEO under terms of a Board and shareholder approved employment agreement. These options have an exercise price of $14.00 per share, with a weighted average remaining contractual life of 4.8 years. As a result of changes to the CEO’s compensation arrangement in fiscal 2005, all of these options were vested in fiscal 2005 and were exercisable at November 26, 2005.

•
The remaining 12,310 stock options outstanding have exercise prices between $17.69 per share and $21.50 per share, with a weighted average exercise price of $18.94 per share and a weighted average remaining contractual life of 1.5 years. At November 26, 2005, all of these options were exercisable.

The Company did not issue any stock options to vendors or other non-employees for inventory or services provided during the quarter ended November 26, 2005.

Unvested Stock Awards

During fiscal 2005, the Company granted shares of our common stock to certain employees and non-employee members of our Board of Directors in the form of unvested stock awards. At November 26, 2005, the weighted average vesting period of our unvested stock awards was 3.6 years, assuming no acceleration. The intrinsic value of our unvested stock awards was $2.9 million, which was based upon our closing stock price of $7.00 per share as of November 26, 2005.  A summary of our unvested stock award activity is presented below (in thousands, except share amounts):

	Number of Unvested Shares	Compensation Cost
Outstanding shares and unamortized compensation cost at August 31, 2004	303,660	732
Granted	376,090	1,147
Vested	(258,205)	-
Forfeited	(12,250)	(33)
Amortization of compensation	n/a	(791)
Outstanding shares and unamortized compensation cost at August 31, 2005	409,295	$1,055
Granted	-	-
Vested	-	-
Amortization of compensation	n/a	(68)
Outstanding shares and unamortized compensation cost at November 26, 2005	409,295	987

Employee Awards - Unvested stock awards granted to employees vest five years from the grant date or on an accelerated basis if we achieve specified earnings levels. The compensation cost of the unvested stock awards was based on the fair value of the shares on the grant date. The compensation cost related to these unvested stock awards is expensed on a straight-line basis over the vesting (service) period of the awards and will be accelerated when we believe that it is probable that we will achieve the specified earnings thresholds and the shares will vest. In connection with these unvested stock awards, the participants were eligible to receive a cash bonus for a portion of the income taxes resulting from the grant. The participants could receive their cash bonus at the time of grant or when the award shares vest. These cash bonuses totaled $0.5 million for awards granted in fiscal 2005, which was expensed as the bonuses were paid to the participants on or around the grant date.

During our third quarter of fiscal 2005, we achieved the specified earnings thresholds required to accelerate the vesting for one-half of the unvested stock awards granted in fiscal 2004 and to our CEO in December 2004. Accordingly, we expensed an additional $0.5 million of deferred compensation for the accelerated vesting of these unvested stock awards during fiscal 2005.

The unvested award shares were issued from common stock held in treasury and had a cost basis of $5.2 million for awards granted in fiscal 2005. The difference between the fair value of the unvested shares granted and their cost, which totaled $4.2 million, was recorded as a reduction to additional paid-in capital.

During the quarter ended November 26, 2005, our Board of Directors approved a long-term incentive plan in which certain employees of the Company may be granted unvested share awards. This proposed long-term incentive plan is subject to shareholder approval at our Annual Shareholders’ Meeting scheduled to be held on January 20, 2006 and no shares have been granted under this plan.

Board of Director Awards - During fiscal 2005, we awarded 76,090 shares of common stock as unvested stock awards to non-employee members of the Board of Directors as part of a shareholder approved long-term incentive plan. The fair value of these shares was calculated on the grant date and the corresponding compensation cost will be recognized over the vesting period of the awards, which is three years. These awards were valued at the closing market price of our common stock on the measurement date and will result in $0.2 million of compensation cost over the vesting period of the awards. The cost of the common stock issued from treasury was $1.3 million and the difference between the cost of the treasury stock and fair value of the award, which totaled $1.1 million, was recorded as a reduction of additional paid-in capital.

Pro Forma Disclosure of Stock-Based Compensation Cost

Had compensation expense for our stock option plans and employee stock purchase plan been determined in accordance with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation: An Amendment of FASB Statement No. 123, our net loss attributable to common shareholders and corresponding basic and diluted loss per share would have been the following for the first quarter of fiscal 2005 (in thousands, except for per share amounts):

November 27, 2004
Net loss attributable to common shareholders, as reported	$(658)
Fair value of stock-based compensation, net of tax	(187)
Net loss attributable to common shareholders, pro forma	$(845)

Basic and diluted loss per share, as reported	$(.03)

Basic and diluted loss per share, pro forma	$(.04)

NOTE 3 - RESTRICTED CASH

Restricted cash at August 31, 2005 represents a portion of the proceeds from the fiscal 2005 sale of our corporate campus that was held in escrow to repay the outstanding mortgage on one of the buildings that was sold. The mortgage, including a prepayment penalty of $0.1 million, was repaid in full during September 2005.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	November 26, 2005	August 31, 2005

Finished goods	$21,447	$18,161
Work in process	368	825
Raw materials	2,925	1,989

	$24,740	$20,975

NOTE 5 - INTANGIBLE ASSETS

The Company’s intangible assets were comprised of the following (in thousands):

November 26, 2005	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
License rights	$27,000	$(6,715)	$20,285
Curriculum	58,227	(25,663)	32,564
Customer lists	18,774	(12,374)	6,400
Trade names	1,277	(1,277)	-
	105,278	(46,029)	59,249

Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
Balance at November 26, 2005	$128,278	$(46,029)	$82,249

August 31, 2005
Definite-lived intangible assets:
License rights	$27,000	$(6,480)	$20,520
Curriculum	58,232	(25,146)	33,086
Customer lists	18,774	(12,032)	6,742
Trade names	1,277	(1,277)	-
	105,283	(44,935)	60,348

Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
Balance at August 31, 2005	$128,283	$(44,935)	$83,348

The Company’s aggregate amortization expense totaled $1.1 million for the quarter ended November 26, 2005 and $1.0 million during the quarter ended November 27, 2004.

NOTE 6 - PREFERRED STOCK REDEMPTION

On November 11, 2005, we redeemed $10.0 million, or approximately 400,000 shares, of our currently outstanding Series A Preferred Stock at its liquidation preference ($25 per share plus accrued dividends). During the quarter ended November 26, 2005, we also announced that we intend to seek shareholder approval to amend our articles of incorporation to extend the period during which we have the right to redeem the outstanding preferred stock at 100 percent of the liquidation preference. The amendment would extend the current redemption deadline from March 8, 2006 to December 31, 2006. The extension agreement would also provide the right to extend the redemption period for an additional year to December 31, 2007, if another $10.0 million of preferred stock is redeemed before December 31, 2006. Knowledge Capital, an entity which holds nearly all of our outstanding preferred stock, has signed an agreement to vote in favor of the proposal to extend the redemption period.

NOTE 7 - COMPREHENSIVE INCOME

Comprehensive income is based on net income and includes charges and credits to equity accounts that are not the result of transactions with shareholders. Comprehensive income for the Company was calculated as follows (in thousands):

	Quarter Ended
	November 26, 2005	November 27, 2004
Net income	$3,233	$1,526
Other comprehensive income (loss) items:
Adjustment for fair value of hedge derivatives	-	(292)
Foreign currency translation adjustments	(365)	635
Comprehensive income	$2,868	$1,869

NOTE 8 - EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share (EPS) is calculated by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate. Following the fiscal 2005 preferred stock recapitalization, our preferred stock is no longer convertible into common stock or entitled to participate in dividends payable to holders of common stock. Accordingly, we no longer use the two-class method of calculating EPS as defined in SFAS No. 128, Earnings Per Share, and EITF Issue 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, for periods after February 26, 2005.

The following table sets forth the computation of basic and diluted EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended
	November 26, 2005	November 27, 2004
Numerator for basic and diluted earnings per share:
Net income	$3,233	$1,526
Preferred stock dividends	(1,379)	(2,184)
Net income available to common shareholders(1)	$1,854	$(658)

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding	20,331	19,729
Effect of dilutive securities(2):
Stock options	46	-
Unvested stock awards	265	-
Diluted weighted average shares outstanding	20,642	19,729

Basic and diluted EPS:
Basic EPS	$.09	$(.03)
Diluted EPS	$.09	$(.03)

(1)	Preferred shareholders do not participate in any undistributed losses with common shareholders; therefore, the two-class method had no impact on the November 27, 2004 EPS computation.
(2)	For the quarter ended November 27, 2004, conversion of common share equivalents is not assumed because such conversion would be anti-dilutive. A total of 6.2 million shares of Series A preferred stock on an "as converted" basis and options to purchase approximately 12,000 shares of common stock were excluded from the EPS calculation because of their anti-dilutive effect.

At November 26, 2005, we had approximately 2.0 million stock options outstanding which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common shares. We also had 6.2 million common stock warrants with an exercise price of $8.00 per share that were not included in the Company’s EPS calculation because their exercise price was higher than the average market price of our common stock during the quarter. At November 27, 2004, the Company had approximately 2.5 million stock options outstanding and 0.3 million shares of non-vested restricted common stock that were not considered in the Company’s calculation of diluted EPS that may have a dilutive effect on the Company’s EPS calculation in future periods.

NOTE 9 - SEGMENT INFORMATION

The Company has two segments: the Consumer and Small Business Unit (CSBU) and the Organizational Solutions Business Unit (OSBU). The following is a description of our segments, their primary operating components, and their significant business activities:

Consumer and Small Business Unit - This business unit is primarily focused on sales to individual customers and small business organizations and includes the results of our domestic retail stores, consumer direct operations (catalog, eCommerce, and public seminars programs), wholesale operations, and other related distribution channels, including government product sales and domestic printing and publishing sales. The CSBU results of operations also include the financial results of our paper planner manufacturing operations. Although CSBU sales primarily consist of products such as planners, binders, software, and handheld electronic planning devices, virtually any component of our leadership, productivity, and strategy execution solutions may be purchased through CSBU channels.

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

The Company’s chief operating decision maker is the CEO, and each of the segments has a president who reports directly to the CEO. The primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (EBITDA), which may not be calculated as similarly titled amounts calculated by other companies. For segment reporting purposes, the Company’s consolidated EBITDA can be calculated as its income from operations excluding depreciation and amortization charges.

In the normal course of business, the Company may make structural and cost allocation revisions to its segment information to reflect new reporting responsibilities within the organization. During the quarter ended November 26, 2005, we transferred our public seminar programs from the domestic unit of OSBU to the consumer direct channel in CSBU. We also transferred the operations of certain corporate departments, such as Franklin Covey travel and accounts payable, to the operating segments. All prior period segment information has been revised to conform to the most recent classifications and organizational changes. The Company accounts for its segment information on the same basis as the accompanying condensed consolidated financial statements.

SEGMENT INFORMATION
(in thousands)
Quarter Ended November 26, 2005	Sales to External Customers	Gross Margin	EBITDA	Depreciation	Amortization
Consumer and Small Business Unit:
Retail	$14,670	$8,687	$101	$441	$-
Consumer direct	18,588	11,405	9,303	12	-
Wholesale	6,609	3,131	2,961	-	-
Other CSBU	1,163	378	(8,388)	348	57
Total CSBU	41,030	23,601	3,977	801	57

Organizational Solutions Business Unit:
Domestic	16,393	10,503	640	80	1,036
International	14,928	10,302	3,948	331	2
Total OSBU	31,321	20,805	4,588	411	1,038

Total operating segments	72,351	44,406	8,565	1,212	1,095
Corporate and eliminations	-	-	(1,926)	196	-
Consolidated	$72,351	$44,406	$6,639	$1,408	$1,095

Quarter Ended November 27, 2004
Consumer and Small Business Unit:
Retail	$18,387	$10,378	$353	$678	$-
Consumer direct	18,859	11,388	7,872	245	-
Wholesale	3,583	1,759	1,545	-	-
Other CSBU	985	(350)	(7,306)	686	86
Total CSBU	41,814	23,175	2,464	1,609	86

Organizational Solutions Business Unit:
Domestic	13,406	8,786	653	76	953
International	13,884	9,474	3,592	326	2
Total OSBU	27,290	18,260	4,245	402	955

Total operating segments	69,104	41,435	6,709	2,011	1,041
Corporate and eliminations	-	-	(1,204)	167	2
Consolidated	$69,104	$41,435	$5,505	$2,178	$1,043

A reconciliation of operating segment EBITDA to consolidated income before taxes is provided below (in thousands):

	Quarter Ended
	November 26, 2005	November 27, 2004
Reportable segment EBITDA	$8,565	$6,709
Restructuring cost reversal		306
Corporate expenses	(1,926)	(1,510)
Consolidated EBITDA	6,639	5,505
Depreciation	(1,408)	(2,178)
Amortization	(1,095)	(1,043)
Income from operations	4,136	2,284
Interest income	330	118
Interest expense	(643)	(38)
Income before provision for income taxes	$3,823	$2,364

NOTE 10 - SUBSEQUENT EVENT

In fiscal 2002, we filed legal action against World Marketing Alliance, Inc., a Georgia corporation (WMA), and World Financial Group, Inc., a Delaware corporation and purchaser of substantially all assets of WMA, for breach of contract. The case proceeded to trial and the jury rendered a verdict in our favor and against WMA on November 1, 2004 for the entire unpaid contract amount of approximately $1.1 million. In addition to the verdict, we recovered legal fees totaling $0.3 million and pre- and post-judgment interest of $0.3 million from WMA. During our fiscal quarter ended May 28, 2005, we received payment in cash from WMA for the total verdict amount, including legal fees and interest. However, shortly after paying the verdict amount, WMA appealed the jury decision to the 10th Circuit Court of Appeals and we recorded receipt of the verdict amount plus legal fees and interest with a corresponding increase to accrued liabilities and deferred the gain until the case was finally resolved. On December 30, 2005, the Company entered into a settlement agreement with WMA. Under the terms of the settlement agreement, WMA agreed to dismiss its appeal.  As a result of this settlement agreement and dismissal of WMA’s appeal, we will record the gain from the legal settlement, net of legal fees and related costs, in our financial statements for the quarter ended February 25, 2006.

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

The Company suggests that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2005.

RESULTS OF OPERATIONS

Overview

Our financial results for the quarter ended November 26, 2005 represented another quarter of year-over-year improvement and maintained the favorable momentum that was achieved in fiscal 2005. Our income from operations improved to $4.1 million, compared to $2.3 million in the prior year and we were able to increase our net income to $3.2 million from $1.5 million in the comparable quarter of fiscal 2005. Due to improved operating results and reduced preferred dividends resulting from preferred stock redemptions, we recognized $1.9 million of net income available to common shareholders compared to a $0.7 million net loss attributable to common shareholders in the corresponding quarter of fiscal 2005.

The primary factors that influenced our operating results for the quarter ended November 26, 2005 were as follows:

•
Improved Sales Performance - Training and consulting services sales increased $3.9 million, which reflected increased training sales in both domestic and international delivery channels. Product sales declined by $0.7 million, more than 100 percent of which was attributable to the impact of closed retail stores, reduced technology and specialty product sales, and one less business day than the prior year. Partially offsetting these product sales trends were increased wholesale sales. Total sales increased by $3.2 million, or 5 percent, compared to the corresponding quarter of the prior year.

•	Gross Margin Improvement - Our gross margin improved compared to the prior year due to increased training sales as a percent of total sales and favorable product mix changes.
•
Increased Operating Costs - For the quarter ended November 26, 2005, our selling, general, and administrative expense increased by $1.8 million, which was partially offset by a $0.8 million decrease in depreciation expense. Total operating expenses increased by $1.1 million over the first quarter of fiscal 2005, primarily as a result of growth initiatives.

•
Reduced Preferred Stock Dividends - Due to preferred stock redemptions in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 totaling $40.0 million, our preferred stock dividend cost decreased by $0.8 million compared to the corresponding quarter of fiscal 2005.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended November 26, 2005 Compared to the Quarter Ended November 27, 2004

Sales

The following table sets forth sales data for our operating segments (in thousands):

	Quarter Ended
	November 26, 2005	November 27, 2004	Percent Change
Consumer and Small Business Unit:
Retail Stores	$14,670	$18,387	(20)
Consumer Direct	18,588	18,859	(1)
Wholesale	6,609	3,583	84
Other CSBU	1,163	985	18
	41,030	41,814	(2)

Organizational Solutions Business Unit:
Domestic	16,393	13,406	22
International	14,928	13,884	8
	31,321	27,290	15
Total Sales	$72,351	$69,104	5

Product Sales - Overall product sales, which primarily consist of planners, binders, software, and handheld electronic planning devices that are primarily sold through our Consumer and Small Business Unit (CSBU) channels, declined $0.6 million, or 1 percent, compared to the prior year. The decline in product sales was primarily due to the following performance in our CSBU channels:

•
Retail Stores - The $3.7 million decline in retail sales was primarily due to fewer stores, which had a $3.3 million impact on sales, and reduced technology and specialty product sales, which totaled $0.7 million. Partially offsetting these declines were increased “core” product (e.g. planners, binders, and totes) sales during the quarter. At November 26, 2005, we were operating 105 retail stores compared to 135 stores at November 27, 2004. Product sales trends were reflected by a two percent decline in comparable store (stores which were open during the comparable periods) sales compared to the prior year.

•	Consumer Direct - Sales through our consumer direct channels (catalog, eCommerce, and public seminars) remained relatively consistent with the prior year.
•
Wholesale - Sales through our wholesale channel, which includes sales to office superstores and other retail chains, increased due to the timing of product sales to these entities and increased demand from wholesale channel customers.

•
Other CSBU - Other CSBU sales consist primarily of domestic printing and publishing sales and building sublease revenues. The increase in other CSBU revenues was due to increased sublease revenue. During fiscal 2005 we subleased a substantial portion of our corporate headquarters and recognized increased lease revenue, which is classified as other CSBU sales.

Training and Consulting Services - We offer a variety of training courses, training related products, and consulting services focused on productivity, leadership, strategy execution, sales force performance, and effective communications training programs that are provided both domestically and internationally through the Organizational Solutions Business Unit (OSBU). Our overall training and consulting service sales increased by $3.9 million, or 16 percent, compared to the same period of the prior year. The improvement in training sales was reflected in both domestic and international training program and consulting sales and was primarily attributable to the following sales performance in our OSBU divisions:

•
Domestic - Our domestic sales performance improved by $3.0 million over the prior year and was primarily attributable to increased sales of our The 7 Habits of Highly Effective People training courses and increased sales of our execution and business results programs. Sales of our productivity and sales performance programs remained relatively flat compared to the prior year.

•
International - International sales increased $1.0 million compared to the prior year primarily due to increased sales in Japan, Canada, and Brazil, as well as increased licensee royalty revenues. The translation of foreign sales resulted in a $0.1 million unfavorable impact to our consolidated sales as certain foreign currencies, particularly in Japan, weakened against the United States dollar during much of the quarter ended November 26, 2005.

Gross Margin

Gross margin consists of net sales less the cost of goods sold or services provided. Our overall gross margin improved to 61.4 percent of sales for the quarter, compared to 60.0 percent in the comparable quarter of fiscal 2005. The improvement in our overall gross margin was primarily due to increased training sales as a percent of total sales and favorable product mix changes. Training and consulting service sales, which typically have higher gross margins than our product sales, increased to 40 percent of total sales during the quarter ended November 26, 2005 compared to 36 percent in the prior year.

Our gross margin on product sales improved to 57.0 percent compared to 55.0 percent in fiscal 2005 and was primarily due to a favorable shift in our product mix as sales of higher-margin paper products and binders increased as a percent of total sales, while sales of lower-margin technology and specialty products continue to decline.

Training solution and related services gross margin, as a percent of sales, declined slightly to 67.9 percent compared to 68.6 percent in the first quarter of fiscal 2005.

Operating Expenses

Selling, General and Administrative - Our selling, general, and administrative (“SG&A”) expenses increased $1.8 million, or 5 percent, compared to the prior year. Increased SG&A expenses were primarily due to investment in initiatives intended to grow our business in future periods, increased commissions and bonuses resulting from increased training and consulting sales, and increases in other SG&A expenses such as accounting fees. During late fiscal 2005 and the quarter ended November 26, 2005, we began specific initiatives designed to grow our business in future periods. These initiatives included hiring additional sales people in the OSBU and the CSBU, increased advertising and marketing programs, additional curriculum and product development, and increased spending on sales effectiveness training. Due to the time necessary to implement these growth strategies, including training new sales personnel and effectively rolling out new training offerings and products, these growth initiatives may not add material benefits to our fiscal 2006 operating results. However, we believe that these investments in additional sales personnel, increased marketing, and new consulting, training and product offerings will allow us to increase our sales and improve our operating performance in future periods. Although we have incurred additional costs related to these investments in future growth, we continue to implement strategies designed to reduce our overall operating costs. Our cost-reduction efforts have included retail store closures, headcount reductions, consolidation of corporate office space, and other measures designed to focus our resources on critical activities and projects related to growth opportunities. The favorable impact of these efforts, including reduced associate costs and rent expense related to closed stores, partially offset the increase in other SG&A spending during the quarter ended November 26, 2005.

We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability. During this assessment process, judgments are made as to whether under-performing or unprofitable stores should be closed. As a result of this evaluation process, we may close additional stores during fiscal 2006 if further analysis indicates that we can improve our operating results through additional store closures due to the higher costs associated with our retail store channel. No retail store locations were closed during the quarter ended November 26, 2005 and expenses incurred for previously closed stores were approximately $39,000 compared to $0.3 million for store closure costs in the prior year. The costs associated with closing retail stores are typically comprised of charges related to vacating the premises, which may include a provision for the remaining term on the lease, and severance and other personnel costs, which are included as a component of SG&A expenses. We may continue to incur store closing expenses in future periods if the Company determines to close additional retail locations.

On September 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement No. 123R requires all share based-payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Although the additional compensation expense resulting from the adoption of SFAS No. 123R was immaterial to the quarter ended November 26, 2005, our operating expenses may be unfavorably affected in future periods if we grant additional stock options or participation in the Company’s employee stock purchase program increases.

Depreciation and Amortization - Depreciation expense decreased $0.8 million, or 35 percent, compared to the first quarter of fiscal 2005 primarily due to the full depreciation or disposal of certain property and equipment balances, primarily computer software and hardware, and the effects of significantly reduced capital expenditures during preceding fiscal years. Based upon these events and current capital spending trends, we expect that depreciation expense will continue to decline compared to prior periods during fiscal 2006.

Amortization expense on definite-lived intangible assets totaled $1.1 million for the quarter ended November 26, 2005 compared to $1.0 million in the prior year. We expect intangible asset amortization expense to total $3.8 million in fiscal 2006 as certain intangible assets become fully amortized during the fiscal year.

Interest Income and Interest Expense

Interest Income - Our interest income increased $0.2 million primarily due to higher average cash balances and higher interest rates on our interest-bearing cash accounts.

Interest Expense - Our interest expense increased $0.6 million primarily due to the sale of our corporate headquarters facility and the resulting interest component of our lease payments to the landlord. We are accounting for the lease on the corporate facility as a financing obligation, which is accounted for similar to long-term debt.

Income Taxes

The provision for income taxes decreased to $0.6 million for the quarter ended November 26, 2005 compared to $0.8 million in fiscal 2005. The decrease in our income tax provision was primarily due to fluctuations in our income taxes related to foreign tax jurisdictions. We were unable to offset our tax liabilities in foreign jurisdictions with our domestic operating loss carryforwards. In addition, a history of significant operating losses has precluded us from demonstrating that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of other deferred income tax assets will be realized. Accordingly, we have recorded valuation allowances on the majority of our domestic deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of capital have been net cash provided by operating activities, line-of-credit financing, long-term borrowings, asset sales, and the issuance of preferred and common stock. We currently rely primarily upon cash flows from operating activities and cash on hand to maintain adequate liquidity and working capital levels. At November 26, 2005 we had $32.8 million of cash and cash equivalents compared to $51.7 million at August 31, 2005. Our net working capital (current assets less current liabilities) decreased to $43.4 million at November 26, 2005 compared to $49.9 million at August 31, 2005.

During fiscal 2005, we completed the sale of our corporate headquarters facility located in Salt Lake City, Utah and received net proceeds totaling $32.4 million. However, in connection with the sale of our corporate campus we incurred a long-term financing obligation for the purchase price. The annual payments on the financing obligation are approximately $3.0 million per year for the first five years with two percent annual increases thereafter. We used a portion of the proceeds from the sale of the campus to redeem $30.0 million of preferred stock during the fourth quarter of fiscal 2005 and we redeemed an additional $10.0 million of preferred stock during the quarter ended November 26, 2005. We currently anticipate that additional preferred stock redemptions will occur in future periods if our cash flows from operating activities continue to improve.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended November 26, 2005.

Cash Flows From Operating Activities

During the quarter ended November 26, 2005, our net cash used for operating activities totaled $6.2 million compared to $5.4 million for the same quarter of the prior year. Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business. The primary uses of cash for operating activities are payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses. Cash used for operating activities during the quarter was primarily related to 1) payments made to reduce accrued liabilities and accounts payable from seasonally high August 31 balances; 2) inventory purchases for our seasonally busy months of November, December, and January; and 3) to finance growth in our accounts receivable that arose primarily in connection with improved OSBU and wholesale sales during the quarter. Although we used significant cash for these operating activities, due in part to the seasonality of our business, we expect to improve our cash flows from operating activities in future periods.

We believe that continued efforts to optimize working capital balances combined with existing and planned sales growth efforts and cost-cutting initiatives, will improve our cash flows from operating activities in future periods. However, the success of these efforts is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

Net cash used for investing activities totaled $1.3 million for the quarter ended November 26, 2005. Our primary uses of cash for investing activities were the purchase of property and equipment, which consisted primarily of computer hardware and software, and totaled $0.6 million, and further investment in curriculum development, primarily related to new and refreshed training courses based on The 7 Habits of Highly Effective People, which totaled $0.7 million.

Cash Flows From Financing Activities

Net cash used for financing activities during the quarter ended November 26, 2005 totaled $11.4 million. Our primary uses of cash for financing activities were the redemption of $10.0 million, or approximately 400,000 shares, of Series A preferred stock and the payment of preferred stock dividends, which totaled $1.6 million (which included accrued dividends through the date of redemption) during the quarter. We also used restricted cash, generated from a portion of the proceeds of the corporate headquarters sale, totaling $0.7 million to repay the mortgage, including a $0.1 million prepayment penalty, on one of the buildings that was sold in the campus sale transaction that was completed in fiscal 2005.

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. Required contractual payments primarily consist of payments to EDS for outsourcing services related to information systems, warehousing and distribution, and call center operations; payments on the financing obligation resulting from the sale of our corporate campus; minimum rent payments for retail store and sales office space; cash payments for Series A preferred stock dividends; mortgage payments on certain buildings and property; required computer hardware and software purchases required by our outsourcing contracts; and monitoring fees paid to a Series A preferred stock investor. There have been no significant changes to our expected required contractual obligations from those disclosed at August 31, 2005.

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

We currently account for the management common stock loans as variable stock option arrangements. Under the provisions of SFAS No. 123R, which we adopted on September 1, 2005, additional compensation expense will only be recognized on the loans if the Company takes action on the loans that in effect constitutes a modification that increases the fair value of an option. This accounting treatment also precludes us from reversing the amounts expensed as additions to the loan loss reserve, totaling $29.7 million, which were recognized in prior periods. As a result of these loan program modifications, the Company hopes to increase the total value received from loan participants; however, the inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

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

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The significant accounting polices that we used to prepare our consolidated financial statements are outlined in Note 1 to the consolidated financial statements, which are presented in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2005. Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. Management regularly evaluates its estimates and assumptions and bases those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America. Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not in our control, but which may have an impact on these estimates and our actual financial results.

The following items require significant judgment and often involve complex estimates:

Revenue Recognition

We derive revenues primarily from the following sources:

•	Products - We sell planners, binders, planner accessories, handheld electronic devices, and other related products that are primarily sold through our CSBU channels.
•
Training and Consulting Services - We provide training and consulting services to both organizations and individuals in strategic execution, leadership, productivity, goal alignment, sales force performance, and communication effectiveness skills. These training programs and services are primarily sold through our OSBU channels.

The Company recognizes revenue when: 1) persuasive evidence of an agreement exists, 2) delivery of product has occurred or services have been rendered, 3) the price to the customer is fixed and determinable, and 4) collectibility is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the customer or by completion of the sale transaction in a retail store. For training and consulting service sales, these conditions are generally met upon presentation of the training seminar or delivery of the consulting services.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, Accounting For Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143. This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, we will be required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally upon acquisition, construction, development, and (or) through the normal operation of the asset. The effective date for FIN No. 47 is no later than the end of fiscal years ending after December 15, 2005, which is August 31, 2006 for the Company. As of November 26, 2005, we have not completed our analysis of the impact of FIN No. 47 on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of an accounting change. Further, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of shareholders’ equity) for that period that is being reported in an income statement. This statement also carries forward, without change, the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and will thus be effective for our fiscal year beginning September 1, 2006.

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

During the quarter ended November 26, 2005, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts. The gains and losses on these contracts were recorded as a component of SG&A expense in the Company’s consolidated statements of operations and resulted in the following net gains or losses for the periods indicated (in thousands):

	Quarter Ended
	November 26, 2005	November 27, 2004
Losses on foreign exchange contracts	$(46)	$(294)
Gains on foreign exchange contracts	217	-
Net gain (loss) on foreign exchange contracts	$171	$(294)

At November 26, 2005, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of our foreign currency sell contracts that did not qualify for hedge accounting were as follows at November 26, 2005 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	315,000	$2,645
Australian Dollars	1,535	1,122
Mexican Pesos	5,100	480

During the quarter ended November 27, 2004, we also entered into foreign currency forward contracts that were designed to manage foreign currency risks related to the value of our net investment in foreign operations located in Canada, Japan, and the United Kingdom. These foreign currency forward instruments, which expired on a monthly basis, qualified for hedge accounting and corresponding gains and losses were recorded as a component of other comprehensive income in the Company’s consolidated balance sheet. During the quarter ended November 27, 2004, we recorded losses totaling $0.3 million from these contracts.

During the quarter ended November 26, 2005, we did not utilize net investment contracts or other derivative contracts that qualified for hedge accounting. However, the Company may utilize net investment hedge contracts in future periods as a component of its overall foreign currency risk strategy.

Interest Rate Sensitivity

The Company is exposed to fluctuations in U.S. interest rates primarily as a result of the cash and cash equivalents that we hold. Our debt balances consist primarily of a financing obligation associated with the sale of our corporate headquarters facility and a long-term mortgage on certain of our buildings and property. As such, the Company does not have significant exposure or additional liability due to interest rate sensitivity and we were not party to any interest rate swap or other interest related derivative instrument during the quarter ended November 26, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and included consideration of the material weakness disclosed in our Form 10-K for the fiscal year ended August 31, 2005. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that because of this material weakness in our accounting for income taxes, our disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report on Form 10-Q.  Specifically, our accounting personnel lacked sufficient technical expertise to properly account for income taxes in accordance with generally accepted accounting principles and our monitoring and review controls were inadequate.

Changes in Internal Control Over Financial Reporting

In order to remediate the aforementioned material weakness, management is in the process of implementing internal controls over financial reporting regarding income taxes through additional training on accounting for income taxes and establishing additional monitoring and review controls. Additional work is needed to fully remedy this material weakness and we intend to continue our efforts to improve and strengthen our control processes and procedures related to income taxes.

Other than as described above, there has been no change in the Company’s internal controls over financial reporting during the fiscal quarter ended November 26, 2005 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, Internet webcasts, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. Forward-looking statements are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed under Business Environment and Risk in our annual report on Form 10-K for the fiscal year ended August 31, 2005, which are incorporated herein by this reference. In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: demand for our products and services, which depends to some extent on general economic conditions, so that we can avoid future declines in revenues; the ability of our products and services to successfully compete with alternative solutions and the products and services offered by others; unanticipated costs or capital expenditures; cost savings from the outsourcing of our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to the Company’s strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings:

In fiscal 2002, we filed legal action against World Marketing Alliance, Inc., a Georgia corporation (WMA), and World Financial Group, Inc., a Delaware corporation and purchaser of substantially all assets of WMA, for breach of contract. The case proceeded to trial and the jury rendered a verdict in our favor and against WMA on November 1, 2004 for the entire unpaid contract amount of approximately $1.1 million. In addition to the verdict, we recovered legal fees totaling $0.3 million and pre- and post-judgment interest of $0.3 million from WMA. During our fiscal quarter ended May 28, 2005, we received payment in cash from WMA for the total verdict amount, including legal fees and interest. However, shortly after paying the verdict amount, WMA appealed the jury decision to the 10th Circuit Court of Appeals and we recorded receipt of the verdict amount plus legal fees and interest with a corresponding increase to accrued liabilities and deferred the gain until the case was finally resolved. On December 30, 2005, the Company entered into a settlement agreement with WMA. Under the terms of the settlement agreement, WMA agreed to dismiss its appeal.  As a result of this settlement agreement and dismissal of WMA’s appeal, we will record the gain from the legal settlement, net of legal fees and related costs, in our financial statements for the quarter ended February 25, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company acquired the following securities during the quarter ended November 26, 2005 (in thousands except for per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Common Shares:
September 1, 2005 to October 1, 2005	-	$-	none	n/a

October 2, 2005 to October 29, 2005	-	-	none	n/a

October 30, 2005 to November 26, 2005	18(1)	7.00	none	n/a

Total Common Shares	18	$7.00		426(3)

Total Preferred Shares	400(2)	$25.00

(1)	Amount represents shares received from a management stock loan program participant for payment on their loan.
(2)	Amount represents the redemption of $10.0 million of Series A preferred stock during the period from October 30, 2005 to November 26, 2005.
(3)
In previous fiscal years, the Company’s Board of Directors had approved various plans for the purchase of up to 8,000,000 shares of our common stock. As of November 25, 2000, the Company had purchased 7,705,000 shares of common stock under these board-authorized purchase plans. On December 1, 2000, the Board of Directors approved an additional plan to acquire up to $8.0 million of our common stock. To date, we have purchased $7.1 million of our common stock under the terms of the December 2000 Board approved purchase plan. The maximum number of shares that may yet be purchased under the plans was calculated for the December 2000 plan by dividing the remaining approved dollars by $7.00, which was the closing price of the Company’s common stock on November 25, 2005 (last trading day of fiscal quarter). These shares were added to the remaining shares from the Company’s other Board-approved plans to arrive at the maximum amount that may be purchased as of November 26, 2005. No shares of the Company’s common stock were purchased during the fiscal quarter ended November 26, 2005 under terms of any Board authorized purchase plan.

Item 6.  Exhibits

(A)	Exhibits:

31	Rule 13a-14(a) Certifications of the CEO and CFO.
32	Section 1350 Certifications of the CEO and CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date:	January 10, 2006	By:	/s/ ROBERT A. WHITMAN
Robert A. Whitman
Chief Executive Officer

Date:	January 10, 2006	By:	/s/ STEPHEN D. YOUNG
Stephen D. Young
Chief Financial Officer