Form 10-Q
period 2006-02-25
FRANKLIN COVEY CO
filed 2006-04-11
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐
No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

20,140,974 shares of Common Stock as of April 5, 2006

Table of Contents

Condensed Consolidated Balance Sheets
Condensed Consolidated Imcome Statements
Condensed Consolidated Statements of Cash Flows
Note 1 - Basis of Presentation
Note 2 - Accounting for Stock-Based Compensation
Note 3 - Inventories
Note 4 - Intangible Assets
Note 5 - Preferred Stock Redemption
Note 6 - Approval to Purchase Shares of Common Stock
Note 7 - Legal Settlement
Note 8 - Comprehensive Income
Note 9 - Earnings Per Share
Note 10 - Segment Information
Note 11 - Subsequent Events
Results of Operations
Liquidity and Capital Resources
Use of Estimates and Critical Accounting Policies
New Accounting Pronouncements
Market Risk of Financial Instruments
Controls and Procedures
Safe Harbor Statement
Other Information
Exhibit 31
Exhibit 32
Signatures

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	February 25, 2006	August 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,354	$51,690
Restricted cash	-	699
Accounts receivable, less allowance for doubtful accounts of $1,062 and $1,425	23,037	22,399
Inventories	22,905	20,975
Other current assets	9,925	9,419
Total current assets	92,221	105,182

Property and equipment, net	34,265	35,277
Intangible assets, net	81,341	83,348
Other long-term assets	9,951	9,426
	$217,778	$233,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing obligation	$563	$1,088
Accounts payable	11,774	13,704
Income taxes payable	5,516	3,996
Accrued liabilities	33,646	36,536
Total current liabilities	51,499	55,324

Long-term debt and financing obligation, less current portion	33,826	34,086
Other liabilities	1,277	1,282
Deferred income tax liability	9,715	9,715
Total liabilities	96,317	100,407

Shareholders’ equity:
Preferred stock - Series A, no par value; 4,000 shares authorized, 1,494 and 2,294 shares issued and outstanding; liquidation preference totaling $38,278 and $58,788	37,345	57,345
Common stock - $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	187,484	190,760
Common stock warrants	7,611	7,611
Accumulated deficit	(2,052)	(14,498)
Deferred compensation on unvested stock grants	-	(1,055)
Accumulated other comprehensive income	336	556
Treasury stock at cost, 6,673 and 6,465 shares	(110,616)	(109,246)
Total shareholders’ equity	121,461	132,826
	$217,778	$233,233

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended

	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
	(unaudited)		(unaudited)
Net sales:
Products	$50,841	$55,175	$94,244	$99,226
Training and consulting services	27,492	27,348	56,440	52,401
	78,333	82,523	150,684	151,627
Cost of sales:
Products	22,288	24,581	40,952	44,389
Training and consulting services	7,872	7,725	17,152	15,586
	30,160	32,306	58,104	59,975
Gross margin	48,173	50,217	92,580	91,652

Selling, general, and administrative	35,488	38,939	73,255	74,868
Depreciation	1,221	2,320	2,629	4,498
Amortization	908	1,043	2,003	2,087
Income from operations	10,556	7,915	14,693	10,199

Interest income	316	165	645	282
Interest expense	(660)	(29)	(1,303)	(66)
Legal settlement	873	-	873	-
Income before provision for income taxes	11,085	8,051	14,908	10,415
Provision for income taxes	1,872	965	2,462	1,803
Net income	9,213	7,086	12,446	8,612
Preferred stock dividends	1,139	2,184	2,518	4,368
Net income available to common shareholders	$8,074	$4,902	$9,928	$4,244

Net income available to common shareholders per share (Note 9):
Basic	$.40	$.19	$.49	$.16
Diluted	$.39	$.19	$.48	$.16

Weighted average number of common shares:
Basic	20,311	19,880	20,321	19,790
Diluted	20,634	19,940	20,638	19,804

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Two Quarters Ended
	February 25, 2006	February 26, 2005
	(unaudited)
Cash flows from operating activities:
Net income	$12,446	$8,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,571	7,665
Restructuring cost reversal	-	(306)
Stock-based compensation cost	235	371
Compensation cost related to CEO common stock grant	-	404
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	(774)	627
Decrease (increase) in inventories	(1,974)	365
Decrease (increase) in other assets	(134)	1,025
Decrease in accounts payable and accrued liabilities	(5,569)	(8,222)
Increase (decrease) in other long-term liabilities	(102)	169
Increase in income taxes payable	1,526	1,530
Net cash provided by operating activities	11,225	12,240

Cash flows from investing activities:
Purchases of property and equipment	(2,422)	(1,120)
Purchases of short-term investments	-	(10,653)
Sales of short-term investments	-	8,963
Curriculum development costs	(961)	(1,217)
Net cash used for investing activities	(3,383)	(4,027)

Cash flows from financing activities:
Principal payments on long-term debt and financing obligation	(822)	(62)
Change in restricted cash	699	-
Proceeds from sales of common stock from treasury	173	35
Proceeds from management stock loan payments	134	-
Redemption of preferred stock	(20,000)	-
Purchase of treasury shares	(224)	(22)
Payment of preferred stock dividends	(3,018)	(4,368)
Net cash used for financing activities	(23,058)	(4,417)

Effect of foreign exchange rates on cash and cash equivalents	(120)	(128)
Net increase (decrease) in cash and cash equivalents	(15,336)	3,668
Cash and cash equivalents at beginning of the period	51,690	31,174
Cash and cash equivalents at end of the period	$36,354	$34,842

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,337	$53
Cash paid for income taxes	$1,093	$602

Non-cash investing and financing activities:
Accrued preferred stock dividends	$934	$2,184
Issuance of unvested common stock for compensation plans		486
Capital lease financing of property and equipment purchases	109

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) provides integrated consulting, training, and performance enhancement solutions to organizations and individuals in strategy execution, productivity, leadership, sales force effectiveness, effective communications, and other areas. Each integrated solution may include components of training and consulting, assessment, and other application tools that are generally available in electronic or paper-based formats. Our products and services are available through professional consulting services, public seminars, retail stores, catalogs, and the Internet at www.franklincovey.com. Historically, the Company’s best-known offerings include the FranklinCovey Planner™, and a suite of new and updated individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People. We also offer a range of training and assessment products to help organizations achieve superior results by focusing and executing on top priorities, building the capability of knowledge workers, and aligning business processes. These offerings include the popular workshop FOCUS: Achieving Your Highest Priorities™, The 4 Disciplines of Execution™, The 4 Roles of Leadership™, Building Business Acumen: What the CEO Wants You to Know™, the Advantage Series communication workshops, and the Execution Quotient (xQ™) organizational assessment tool.

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year. Corresponding quarterly periods generally consist of 13-week periods that end on November 26, 2005, February 25, 2006, and May 27, 2006 during fiscal 2006. Under the modified 52/53-week fiscal year, the quarter ended February 25, 2006 had one more business day than the quarter ended February 26, 2005 and the two quarters ended February 25, 2006 had the same number of business days as the two quarters ended February 26, 2005.

The results of operations for the quarter and two quarters ended February 25, 2006 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2006.

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

We previously accounted for our stock-based compensation using the intrinsic method as defined in APB Opinion No. 25 and accordingly, prior to September 1, 2005 we did not recognize any expense for our employee stock purchase plan or incentive stock option plan in our consolidated financial statements. We used the modified prospective transition method to adopt the provisions of SFAS No. 123R. Under this method, unvested awards at the date of adoption as well as awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Based upon our analysis of the requirements of SFAS No. 123R, we reclassified our unamortized deferred compensation related to the issuance of unvested common stock awards that was reported in the equity section of our balance sheet to additional paid-in capital. The following table presents the stock-based compensation expense included in our selling, general, and administrative expenses for the quarter and two quarters ended February 25, 2006 and the pro forma stock-based compensation amounts that would have been included in our income statements for the comparable periods of the prior year had stock-based compensation expense been determined in accordance with the fair value method prescribed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation: An Amendment of FASB Statement No. 123 (in thousands):

	Quarter Ended		Two Quarters Ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Compensation cost of stock options	$2	$1,915(1)	$4	$2,098
Discount on employee stock purchase plan	8	-	15	4
Compensation cost of unvested stock awards(2)	148	336	216	378
Compensation cost of fully vested stock award(2)	-	404(1)	-	404
Total stock-based compensation	$158	$2,655	$235	$2,884

Net income available to common shareholders, as reported		$4,902		$4,244
Fair value of stock-based compensation excluded from net income, net of tax		(1,915)		(2,102)
Net income available to common shareholders, pro forma		$2,987		$2,142

Basic earnings per share, as reported		$.19		$.16
Diluted earnings per share, as reported		$.19		$.16

Basic earnings per share, pro forma		$.11		$.08
Diluted earnings per share pro forma		$.11		$.08

(1)
In connection with changes in the Company’s Chief Executive Officer (CEO) compensation plan during the quarter ended February 26, 2005, the CEO was granted 187,000 shares of fully-vested common stock and the Company accelerated the vesting of the CEO’s 1.6 million stock options with an exercise price of $14.00 per share.

(2)
The compensation cost of unvested stock awards and the fiscal 2005 fully vested stock award granted to the CEO was included in reported selling, general, and administrative expenses presented in the income statement for the respective fiscal periods.

The following is a description of activity in our stock-based compensation plans for the quarter and two quarters ended February 25, 2006.

Stock Options

The Company has an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the fair market value of the Company’s common stock on the date of grant. During the two quarters ended February 25, 2006 we did not issue any new stock options and the remaining unamortized service cost on previously issued stock options is immaterial in aggregate. The intrinsic value of stock options exercised during the two quarters ended February 25, 2006 was less than $0.1 million and there were no stock options exercised during the quarter ended February 25, 2006. The fair market value of options that vested during the quarter was zero and for the two quarters ended February 25, 2006 was approximately $6,000. The Company generally issues shares of common stock related to the exercise of stock options from shares held in treasury.

The Company did not issue any stock options to vendors or other non-employees during the two quarters ended February 25, 2006.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of the Company’s common stock on the last trading day of each fiscal quarter. Based upon SFAS No. 123R, we determined that the discount offered to employees is compensatory and the amount is therefore expensed each quarter. A total of 8,150 and 14,374 shares were issued under this plan in the quarter and two quarters ended February 25, 2006, respectively.

Unvested Stock Awards

Employee Awards - During fiscal 2006 and in prior periods, we have granted unvested stock awards to certain employees as long-term incentives. The following is a brief description of these unvested stock awards that have been granted to employees.

Awards Granted in Fiscal 2005 and Prior Periods - These awards cliff vest five years from the grant date or on an accelerated basis if we achieve specified earnings levels. The compensation cost of these unvested stock awards was based on the fair value of the shares on the grant date and is expensed on a straight-line basis over the vesting (service) period of the awards. The recognition of compensation cost will be accelerated when we believe that it is probable that we will achieve the specified earnings thresholds and the shares will vest. We did not accelerate the vesting of any of these awards during the two quarters ended February 25, 2006.

Fiscal 2006 Long-Term Incentive Plan - On January 20, 2006, the Company’s shareholders approved a stock-based long-term incentive plan (the LTIP) that permits the grant of unvested share awards of common stock to certain employees as directed by the Compensation Committee of the Board of Directors. The LTIP share awards granted during the quarter ended February 25, 2006 cliff vest on August 31, 2008, which is the completion of a three-year performance period. The number of shares that are finally awarded to LTIP participants is variable and is based entirely upon the achievement of a combination of performance objectives related to sales growth and operating income during the three-year performance period. The Compensation Committee initially granted awards for 377,665 shares (target award) of common stock; the number of shares finally awarded will range from zero shares, if a minimum level of performance is not achieved, to 200 percent of the target award, if specifically defined performance criteria is achieved during the three-year performance period.

The LTIP shares were valued at $6.60 per share, which was the closing price of our common stock on the grant date. The corresponding compensation cost of the award, based upon the target award number of shares, totaled $2.5 million, which is being expensed over the service period of the award. Due to the variable number of shares that may be issued under the LTIP, we reevaluate the LTIP on a quarterly basis and adjust the number of shares expected to be awarded based upon financial results of the Company as compared to the performance goals set for the award. Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the date of adjustment based upon the probable number of shares to be awarded. The total compensation cost of the LTIP is equal to the number of shares finally issued multiplied by $6.60 per share, the fair value of the common shares determined at the grant date.

Board of Director Awards - During January 2006, the Company’s shareholders also approved changes to our non-employee directors’ stock incentive plan (the Directors’ Plan). The Directors’ plan was designed to provide non-employee directors of the Company, who are ineligible to participate in our employee stock incentive plan, an opportunity to acquire an interest in the Company through the acquisition of shares of common stock. Under the previous provisions of the Directors’ Plan, each non-employee director received an annual unvested stock award with a value (based on the trading price of the Company’s common stock on the date of the award) equal to $27,500. The primary modification to the Directors’ plan approved by the shareholders changes the annual unvested stock grant to 4,500 shares of common stock rather than the dollar value previously defined in the plan. The amendment also eliminates the limitation on the maximum dollar value of all awards made under the Directors’ Plan in any given year. No shares were issued to members of our Board of Directors under the Directors’ Plan during the quarter ended February 25, 2006.

A summary of our unvested stock awards for the two quarters ended February 25, 2006 is as follows (in thousands, except share amounts):

	Number of Unvested Shares	Compensation Cost
Outstanding shares and unamortized compensation cost at August 31, 2005	409,295	$1,055
Granted	-	-
Vested	-	-
Amortization of compensation	n/a	(68)
Outstanding shares and unamortized compensation cost at November 26, 2005	409,295	987
Granted	377,655	2,493
Vested	-	-
Amortization of compensation	n/a	(148)
Outstanding shares and unamortized compensation cost at February 25, 2006	786,950	$3,332

The intrinsic value of our unvested stock awards (both employee and Board of Director awards) was $6.0 million, which was based upon our closing stock price of $7.60 per share on February 25, 2006.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	February 25, 2006	August 31, 2005

Finished goods	$19,803	$18,161
Work in process	318	825
Raw materials	2,784	1,989

	$22,905	$20,975

NOTE 4 - INTANGIBLE ASSETS

The Company’s intangible assets were comprised of the following (in thousands):

February 25, 2006	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
License rights	$27,000	$(6,949)	$20,051
Curriculum	58,229	(26,055)	32,174
Customer lists	18,774	(12,658)	6,116
Trade names	1,277	(1,277)	-
	105,280	(46,939)	58,341

Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
Balance at February 25, 2006	$128,280	$(46,939)	$81,341

August 31, 2005
Definite-lived intangible assets:
License rights	$27,000	$(6,480)	$20,520
Curriculum	58,232	(25,146)	33,086
Customer lists	18,774	(12,032)	6,742
Trade names	1,277	(1,277)	-
	105,283	(44,935)	60,348

Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
Balance at August 31, 2005	$128,283	$(44,935)	$83,348

The Company’s aggregate amortization expense totaled $0.9 million for the quarter ended February 25, 2006 and $1.0 million during the quarter ended February 26, 2005. For the two quarters ended February 25, 2006 our total amortization expense was $2.0 million compared to $2.1 million for the two quarters ended February 26, 2005.

NOTE 5 - PREFERRED STOCK REDEMPTIONS

On February 13, 2006 we redeemed $10.0 million, or approximately 400,000 shares, of our currently outstanding Series A Preferred Stock at its liquidation preference ($25 per share plus accrued dividends). For the two quarters ended February 25, 2006 we have redeemed $20.0 million, or approximately 800,000 shares of preferred stock. Since the recapitalization of our preferred stock in March 2005, we have redeemed a total of $50.0 million, or approximately 2.0 million shares, of our outstanding Series A preferred stock. These preferred stock redemptions have reduced the Company’s annual preferred dividend obligation by $5.0 million.

At our Annual Meeting of Shareholders held in January 2006, we obtained shareholder approval of an amendment to our articles of incorporation that extends the period during which we have the right to redeem outstanding shares of preferred stock at 100 percent of its liquidation preference. The amendment extends the current redemption deadline from March 8, 2006 to December 31, 2006 and also provides the right to extend the redemption period for an additional year to December 31, 2007, if another $10.0 million of preferred stock is redeemed before December 31, 2006. The February 13, 2006 preferred stock redemption satisfied the additional extension provision and the Company can redeem preferred stock at the liquidation preference through December 31, 2007.

NOTE 6 - APPROVAL TO PURCHASE SHARES OF COMMON STOCK

During January 2006, our Board of Directors authorized the purchase up to $10.0 million of our currently outstanding common stock. These purchases will be made at the Company’s discretion at prevailing market prices and will be subject to customary regulatory requirements and considerations. The Company does not have a timetable for the purchase of these common shares and the authorization by the Board of Directors does not have an expiration date. During the quarter ended February 25, 2006 we purchased 210,200 shares of our common stock under the terms of this newly authorized plan for $1.6 million.

NOTE 7 - LEGAL SETTLEMENT

In fiscal 2002, we filed legal action against World Marketing Alliance, Inc., a Georgia corporation (WMA), and World Financial Group, Inc., a Delaware corporation and purchaser of substantially all assets of WMA, for breach of contract. The case proceeded to trial and the jury rendered a verdict in our favor and against WMA on November 1, 2004 for the entire unpaid contract amount of approximately $1.1 million. In addition to the verdict, we recovered legal fees totaling $0.3 million and pre- and post-judgment interest of $0.3 million from WMA. During our fiscal quarter ended May 28, 2005, we received payment in cash from WMA for the total verdict amount, including legal fees and interest. However, shortly after paying the verdict amount, WMA appealed the jury decision to the 10th Circuit Court of Appeals and we recorded receipt of the verdict amount plus legal fees and interest with a corresponding increase to accrued liabilities and deferred the gain until the case was finally resolved. On December 30, 2005, the Company entered into a settlement agreement with WMA. Under the terms of the settlement agreement, WMA agreed to dismiss its appeal. As a result of this settlement agreement and dismissal of WMA’s appeal, we recorded a $0.9 million gain from the legal settlement in the quarter ended February 25, 2006. We also recorded a $0.3 million reduction in selling, general and, administrative expenses for recovered legal expenses.

NOTE 8 - COMPREHENSIVE INCOME

Comprehensive income is based on net income and includes charges and credits to equity accounts that are not the result of transactions with shareholders. Comprehensive income for the Company was calculated as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Net income	$9,213	$7,086	$12,446	$8,612
Other comprehensive income (loss) items:
Adjustment for fair value of foreign currency hedge derivatives	-	(26)	-	(318)
Foreign currency translation adjustments	145	(232)	(220)	403
Comprehensive income	$9,358	$6,828	$12,226	$8,697

NOTE 9 - EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate. Following the preferred stock recapitalization that was completed in March 2005, our preferred stock is no longer convertible into common stock or entitled to participate in dividends payable to holders of common stock. Accordingly, we no longer use the two-class method of calculating EPS as defined in SFAS No. 128, Earnings Per Share, and EITF Issue 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, for periods after February 26, 2005.

The following table sets forth the computation of basic and diluted EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Two Quarters Ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Net income	$9,213	$7,086	$12,446	$8,612
Non-convertible preferred stock dividends	(1,139)		(2,518)
Convertible preferred stock dividends	-	(2,184)	-	(4,368)
Net income available to common shareholders	$8,074	$4,902	$9,928	$4,244

Convertible preferred stock dividends	$-	$2,184	$-	$4,368
Weighted average preferred shares on an as converted basis	-	6,239	-	6,239
Distributed EPS - preferred	$-	$.35	$-	$.70

Undistributed income	$-	$4,902	$-	$4,244
Preferred ownership on an as converted basis	-	24%	-	24%
Preferred shareholders interest in undistributed income	-	1,176	-	1,019
Weighted average preferred shares on an as converted basis	-	6,239	-	6,239
Undistributed EPS - preferred	$-	$.19	$-	$.16

Undistributed income	$8,074	$4,902	$9,928	$4,244
Common stock ownership	100%	76%	100%	76%
Common shareholder interest in undistributed income	$8,074	$3,726	$9,928	$3,225
Weighted average common shares outstanding - Basic	20,311	19,880	20,321	19,790
Effect of dilutive securities:
Stock options	45	60	46	14
Unvested stock awards	278	-	271	-
Weighted average common shares outstanding - Diluted	20,634	19,940	20,638	19,804

Basic EPS - Common	$.40	$.19	$.49	$.16
Diluted EPS - Common	$.39	$.19	$.48	$.16

At February 25, 2006, we had approximately 2.0 million stock options outstanding which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common shares. We also had 6.2 million common stock warrants with an exercise price of $8.00 per share that were not included in the Company’s EPS calculation because their exercise price was higher than the average market price of our common stock during the quarter and two quarters ended February 25, 2006. At February 26, 2005, we had approximately 2.3 million stock options that were not considered in our calculation of diluted EPS that may have a dilutive effect on the Company’s EPS calculation in future periods.

NOTE 10 - SEGMENT INFORMATION

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

In the normal course of business, the Company may make structural and cost allocation revisions to its segment information to reflect new reporting responsibilities within the organization. During the first quarter of fiscal 2006, we transferred our public seminar programs from the domestic unit of OSBU to the consumer direct channel in CSBU. We also transferred the operations of certain corporate departments, such as Franklin Covey travel and accounts payable, to the operating segments. All prior period segment information has been revised to conform to the most recent classifications and organizational changes. The Company accounts for its segment information on the same basis as the accompanying condensed consolidated financial statements.

SEGMENT INFORMATION
(in thousands)
Quarter Ended February 25, 2006	Sales to External Customers	Gross Margin	EBITDA	Depreciation	Amortization
Consumer and Small Business Unit:
Retail	$23,836	$14,324	$5,321	$341	$-
Consumer direct	19,200	11,427	9,179	15	-
Wholesale	3,620	1,917	1,734	-	-
Other CSBU	1,291	134	(7,267)	309	-
Total CSBU	47,947	27,802	8,967	665	-

Organizational Solutions Business Unit:
Domestic	15,223	10,295	1,706	84	907
International	15,163	10,076	3,957	320	1
Total OSBU	30,386	20,371	5,663	404	908
Total operating segments	78,333	48,173	14,630	1,069	908
Corporate and eliminations	-	-	(1,945)	152	-
Consolidated	$78,333	$48,173	$12,685	$1,221	$908

Quarter Ended February 26, 2005
Consumer and Small Business Unit:
Retail	$28,055	$16,599	$6,183	$844	$-
Consumer direct	18,387	10,914	7,526	248	-
Wholesale	4,897	2,318	2,157	-	-
Other CSBU	765	(894)	(7,185)	680	86
Total CSBU	52,104	28,937	8,681	1,772	86

Organizational Solutions Business Unit:
Domestic	16,162	11,341	2,327	78	954
International	14,257	9,939	3,559	337	2
Total OSBU	30,419	21,280	5,886	415	956
Total operating segments	82,523	50,217	14,567	2,187	1,042
Corporate and eliminations	-	-	(3,289)	133	1
Consolidated	$82,523	$50,217	$11,278	$2,320	$1,043

Two Quarters Ended February 25, 2006
Consumer and Small Business Unit:
Retail	$38,506	$23,012	$5,422	$782	$-
Consumer direct	37,788	22,832	18,482	27	-
Wholesale	10,229	5,048	4,695	-	-
Other CSBU	2,454	512	(15,654)	657	57
Total CSBU	88,977	51,404	12,945	1,466	57

Organizational Solutions Business Unit:
Domestic	31,616	20,798	2,346	164	1,943
International	30,091	20,378	7,905	651	3
Total OSBU	61,707	41,176	10,251	815	1,946
Total operating segments	150,684	92,580	23,196	2,281	2,003
Corporate and eliminations	-	-	(3,871)	348	-
Consolidated	$150,684	$92,580	$19,325	$2,629	$2,003

Two Quarters Ended February 26, 2005
Consumer and Small Business Unit:
Retail	$46,443	$26,977	$6,536	$1,522	$-
Consumer direct	37,245	22,302	15,398	494	-
Wholesale	8,480	4,077	3,702	-	-
Other CSBU	1,750	(1,249)	(14,491)	1,366	172
Total CSBU	93,918	52,107	11,145	3,382	172

Organizational Solutions Business Unit:
Domestic	29,568	20,127	2,980	153	1,907
International	28,141	19,418	7,158	663	4
Total OSBU	57,709	39,545	10,138	816	1,911
Total operating segments	151,627	91,652	21,283	4,198	2,083
Corporate and eliminations	-	-	(4,499)	300	4
Consolidated	$151,627	$91,652	$16,784	$4,498	$2,087

A reconciliation of operating segment EBITDA to consolidated income before taxes is provided below (in thousands):

	Quarter Ended		Two Quarters Ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Reportable segment EBITDA	$14,630	$14,567	$23,196	$21,283
Restructuring cost reversal				306
Corporate expenses	(1,945)	(3,289)	(3,871)	(4,805)
Consolidated EBITDA	12,685	11,278	19,325	16,784
Depreciation	(1,221)	(2,320)	(2,629)	(4,498)
Amortization	(908)	(1,043)	(2,003)	(2,087)
Income from operations	10,556	7,915	14,693	10,199
Interest income	316	165	645	282
Interest expense	(660)	(29)	(1,303)	(66)
Legal settlement	873	-	873	-
Income before provision for income taxes	$11,085	$8,051	$14,908	$10,415

NOTE 11 - SUBSEQUENT EVENTS

Management Common Stock Loan Modifications

Subsequent to February 25, 2006, the Company offered participants in its management common stock loan program the opportunity to formally modify the terms of their loans in exchange for placing their shares of common stock obtained through the loan program in an escrow account that allows the Company to have a security interest in the loan program shares. The key modifications to the management common stock loans for the participants accepting the offer are as follows:

•  Modification of Promissory Note - The management stock loan due date will be changed to be the earlier of (a) March 30, 2013, or (b) the date on which the Company’s stock closes, as reported by the exchange or market that is the principal market for our common stock, at or above the price per share such that the value of the shares acquired by the participants under the program is equal to the principal and accrued interest on the participants’ promissory notes (Breakeven Date). The interest rate on the loans will increase from 3.16 percent compounded annually to 4.72 percent compounded annually.

• Redemption of Management Loan Program Shares - The Company will have the right to redeem the shares on the due date in satisfaction of the promissory notes as follows:

(a)
On the Breakeven Date, the Company will purchase and redeem from the loan participants the number of loan program shares necessary to satisfy the participant’s obligation under the promissory note. The redemption price for each such loan program share will be equal to the closing price of our common stock on the Breakeven Date.

(b)
If the Company’s stock has not closed at or above the breakeven price on or before March 30, 2013, the Company will purchase and redeem from the participants all of their loan program shares at the closing price on that date as partial payment on the participant’s obligation.

Loan program participants may choose whether or not to place their loan program shares in the escrow account and accept the modification agreement. If a loan participant declines the offer to modify their management stock loan, their loan will continue to have the same terms and conditions that were previously approved in May 2004 by the Company’s Board of Directors and their loans will be due at the earlier of March 30, 2008 or the Breakeven Date. The Company believes that the new modifications improve its ability to collect the shares purchased by participants through establishing a security interest in the shares and facilitates redemption of the loan program shares from participants on the due date. Consistent with the May 2004 modifications, participants will be unable to realize a gain on the loan program shares unless they pay cash to satisfy the promissory note obligation prior to the due date.

Due to the loan program modifications that were approved in May 2004, we currently account for the management common stock loans as stock option arrangements. Under the provisions of SFAS No. 123R, which we adopted on September 1, 2005, additional compensation expense should be recognized only if the Company takes action that constitutes a modification that increases the fair value of the option arrangements. Since these new modifications do not increase the fair value of the option arrangements, no compensation expense was recognized.

Amendment to Information Systems Outsourcing Agreement

On April 1, 2006, the Company and Electronic Data Systems Corporation and EDS Information Services L.L.C. (collectively “EDS”) entered into an amendment (the Amendment) to the Information Technology Services Agreement, dated April 1, 2001, as previously amended (the Outsourcing Contract). Under terms of the Outsourcing Contract, EDS operates our primary call center, provides warehousing and distribution services, supports software products, and supports our information systems. The Outsourcing Contract expires on June 30, 2016.

The key provisions of the Amendment include the following:

• Reduced pricing and decreased required minimum annual payments for information services support;
• A modified provision increasing the Company’s contractual early termination charges if we elect to terminate the contract for convenience after September 1, 2007;
• Clarification of existing requirements that the Company procure certain information services solely from EDS;
• Clarification of existing provisions regarding the use of benchmarking services to measure the quality and cost effectiveness of services provided under the Outsourcing Contract; and
• A new provision that allows EDS to share existing support personnel, whose services were previously dedicated solely to the Company, with other EDS customers.

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

RESULTS OF OPERATIONS

Overview

Our second fiscal quarter, which includes the months of December, January, and February, historically represents our seasonally busiest months for product sales as many of our clients renew their planners on a calendar-year basis as well as purchase gifts, including binders, leather totes, and planning tools for the holiday season. As a result of these seasonally strong product sales, our second fiscal quarter generally has better operating results than other quarters of our fiscal year. Our financial results for the quarter ended February 25, 2006 represented another quarter of year-over-year improvement and maintained the favorable momentum that was realized in fiscal 2005 and the first quarter of fiscal 2006. Our income from operations improved to $10.6 million compared to $7.9 million in the prior year and we were able to increase our after-tax net income by $2.1 million to $9.2 million compared to $7.1 million in the comparable quarter of the prior year. Due to improved operating results and significantly reduced preferred dividends resulting from preferred stock redemptions, we recognized $8.1 million of net income available to common shareholders compared to $4.9 million in the corresponding quarter of fiscal 2005.

The primary factors that influenced our operating results for the quarter ended February 25, 2006 were as follows:

•  Sales Performance - Product sales declined $4.3 million due to fewer retail stores being open during the quarter and reduced technology and specialty product sales. Partially offsetting declines due to closed stores and technology and specialty products were improved comparable store sales performance and an increase in “core” product sales, including planners, binders, totes, and other planning tools and accessories. Training and consulting services sales increased by $0.1 million, which was the result of improved international sales and decreased sales effectiveness training. Other domestic training program sales increased compared to the prior year. As a result these performance factors, total sales decreased by $4.2 million, or 5 percent, compared to the corresponding quarter of the prior year.

•  Gross Margin - When compared to the prior year, our gross margin in dollars declined due to decreased sales. However, our gross margin improved when measured as a percent of sales due to favorable product mix changes and increased training sales as a percent of total sales.

•  Operating Costs - Our operating costs declined by $4.7 million compared to the prior year, which was the result of selling, general, and administrative expense decreases totaling $3.5 million, a $1.1 million decrease in depreciation expense, and a $0.1 million decrease in amortization expense.

•  Legal Settlement - During the quarter ended February 25, 2006, we settled a legal case that was originally awarded in our favor and subsequently appealed. The final settlement of this litigation resulted in other income of $0.9 million that was recorded in the quarter.

•  Preferred Stock Dividends - Due to preferred stock redemptions in fiscal 2005 and the first two quarters of fiscal 2006 totaling $50.0 million, our preferred stock dividend cost decreased by $1.0 million compared to the corresponding quarter of fiscal 2005.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended February 25, 2006 Compared to the Quarter Ended February 26, 2005

Sales

The following table sets forth sales data by category and for our operating segments (in thousands):

	Quarter Ended			Two Quarters Ended
	February 25, 2006	February 26, 2005	Percent Change	February 25, 2006	February 26, 2005	Percent Change
Sales by Category:
Products	$50,841	$55,175	(8)	$94,244	$99,226	(5)
Training and consulting services	27,492	27,348	1	56,440	52,401	8
	$78,333	$82,523	(5)	$150,684	$151,627	(1)

Consumer and Small Business Unit:
Retail Stores	$23,836	$28,055	(15)	$38,506	$46,443	(17)
Consumer Direct	19,200	18,387	4	37,788	37,245	1
Wholesale	3,620	4,897	(26)	10,229	8,480	21
Other CSBU	1,291	765	69	2,454	1,750	40
	47,947	52,104	(8)	88,977	93,918	(5)
Organizational Solutions Business Unit:
Domestic	15,223	16,162	(6)	31,616	29,568	7
International	15,163	14,257	6	30,091	28,141	7
	30,386	30,419	-	61,707	57,709	7
Total Sales	$78,333	$82,523	(5)	$150,684	$151,627	(1)

Product Sales - Overall product sales, which primarily consist of planners, binders, software, and handheld electronic planning devices that are primarily sold through our Consumer and Small Business Unit (CSBU) channels, declined $4.3 million, or 8 percent, compared to the prior year. The decline in product sales was primarily due to the following performance in our CSBU channels:

•  Retail Stores - The $4.2 million decline in retail sales was due to fewer stores, which had a $4.9 million impact on sales, and reduced technology and specialty product sales, which totaled $0.4 million. Partially offsetting these declines were increased “core” product (e.g. planners, binders, and totes) sales during the quarter. At February 25, 2006, we were operating 97 retail stores compared to 121 stores at February 26, 2005. Improved core product sales trends were reflected in a three percent increase in comparable store (stores which were open during the comparable periods) sales compared to the prior year.

•  Consumer Direct - Sales through our consumer direct channels (catalog, eCommerce, and public seminars) increased primarily due to increased public seminar sales and the transition of clients from closed retail stores to consumer direct channels.

• Wholesale - Sales through our wholesale channel, which includes sales to office superstores and other retail chains, decreased due to the timing of product sales to these entities.
•  Other CSBU - Other CSBU sales consist primarily of domestic printing and publishing sales and building sublease revenues. The increase in other CSBU sales was primarily due to increased sublease revenue. During fiscal 2005 we began subleasing a substantial portion of our corporate headquarters.

Training and Consulting Services - We offer a variety of training courses, training related products, and consulting services focused on productivity, leadership, strategy execution, sales force performance, and effective communications training programs that are provided both domestically and internationally through the Organizational Solutions Business Unit (OSBU). Our overall training and consulting service sales increased by $0.1 million, or one percent, compared to the same period of the prior year. The improvement in training and consulting service sales was primarily attributable to the following sales performance in our OSBU divisions:

•  Domestic - Our domestic training sales declined by $0.9 million, or six percent, primarily due to a $2.2 million decrease in our sales effectiveness training sales. This decrease was primarily due to a large sales transaction that was completed during the second quarter of the prior year. This decline was partially offset by increased sales of other training courses, especially those related to our The 7 Habits of Highly Effective People training courses. In addition, training manual sales increased by $0.8 million and the number of training and consulting days sold increased by nine percent over the prior year. We anticipate that domestic training will strengthen in fiscal 2006 as we began our third fiscal quarter with more training days booked than at the same period in the prior year.

•  International - International sales increased $0.9 million, or six percent, compared to the prior year. The increase was the result of increased sales at our directly owned offices in Japan and Brazil, as well as a 19 percent increased in licensee royalty revenues. The translation of foreign sales resulted in a $0.7 million unfavorable impact to our consolidated sales as certain foreign currencies, particularly the Japanese Yen, weakened against the United States dollar during much of the quarter ended February 25, 2006.

Gross Margin

Gross margin consists of net sales less the cost of goods sold or the cost of services provided. Our overall gross margin improved to 61.5 percent of sales for the quarter, compared to 60.9 percent in the comparable quarter of fiscal 2005. The improvement in our overall gross margin was primarily due to favorable product mix changes and increased training sales as a percent of total sales. Training and consulting service sales, which typically have higher gross margins than our product sales, increased to 35 percent of total sales during the quarter ended February 25, 2006 compared to 33 percent in the prior year.

Our gross margin on product sales improved to 56.2 percent compared to 55.4 percent in fiscal 2005 and was primarily due to a favorable shift in our product mix as sales of higher-margin paper products and binders increased as a percent of total sales, while sales of lower-margin technology and specialty products continue to decline.

Training solution and related services gross margin, as a percent of sales, declined slightly to 71.4 percent compared to 71.8 percent in the prior year.

Operating Expenses

Selling, General and Administrative - Our selling, general, and administrative (“SG&A”) expenses decreased $3.5 million, or nine percent, compared to the prior year. The decrease in SG&A expenses was primarily due to reduced retail store costs resulting from fewer stores, reduced compensation costs from stock-based compensation awards, reduced bad debt expense, the recovery of legal expenses from a legal settlement (refer to discussion below), and the favorable results of initiatives to reduce overall operating costs. Our retail store costs decreased $1.3 million due to store closures that occurred in prior periods. During the quarter ended February 26, 2005, we recognized $0.7 million of compensation expense from unvested stock awards resulting from changes in CEO compensation and the acceleration of previously issued unvested stock awards. These costs did not repeat in the quarter ended February 25, 2006. Through improvements in our accounts receivable collections we reduced our bad debt expense during the quarter and recovered $0.3 million of legal costs from the WMA settlement. In addition to these decreases, we continue to implement strategies designed to reduce our overall operating costs. Our cost-reduction efforts have included retail store closures, headcount reductions, and other measures designed to focus our resources on critical activities and projects related to growth opportunities. The favorable impact of these efforts resulted in reduced SG&A expenses in many areas of the Company during the quarter ended February 25, 2006.

Partially offsetting these expense reductions were costs related to our investment in various growth initiatives. These initiatives included hiring additional sales people in the OSBU and the CSBU, increased advertising and marketing programs, additional curriculum and product development, and increased spending on sales effectiveness training. Due to the time necessary to implement these growth strategies, including training new sales personnel and effectively rolling out new training offerings and products, these growth initiatives may not add material benefits to our fiscal 2006 operating results. However, we believe that these investments in additional sales personnel, increased marketing, and new consulting, training, and product offerings will allow us to increase our sales and improve our operating performance in future periods.

We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability. During this assessment process, judgments are made as to whether under-performing or unprofitable stores should be closed. As a result of this evaluation process, we closed eight retail store locations near the conclusion of the quarter ended February 25, 2006 and have closed three additional retail locations subsequent to the end of the quarter. We incurred and expensed $0.3 million of costs related to closed stores during the quarter ended February 25, 2006 compared to $0.4 million for store closure costs in the prior year. The costs associated with closing retail stores are typically comprised of charges related to vacating the premises, which may include a provision for the remaining term on the lease, and severance and other personnel costs, which are included as a component of SG&A expenses. We may continue to incur store closing expenses in future periods if the Company determines to close additional retail locations.

During the quarter ended February 25, 2006 our shareholders approved a long-term incentive plan (LTIP) that permits the grant of unvested share awards of common stock to certain employees. The LTIP share awards granted during the quarter ended February 25, 2006 cliff vest on August 31, 2008, which is the completion of a three-year performance period. The number of shares that are finally awarded to participants is variable and is based entirely upon the achievement of a combination of performance objectives related to sales growth and operating income during the three-year performance period. The award was initially for 377,665 shares (target award) of common stock. The award shares were valued at $6.60 per share, and the corresponding initial compensation cost totaled $2.5 million. However, the number of shares that will ultimately vest under the LTIP will vary depending on whether the performance criteria are met or exceeded. The award will be reviewed quarterly and the value may be adjusted, depending on the performance of the Company compared to the award criteria. The compensation cost of the award is being expensed over the three-year service period of the award. As a result, the award will increase our SG&A expense during the vesting period.

Depreciation and Amortization - Depreciation expense decreased $1.1 million, or 47 percent, compared to the second quarter of fiscal 2005 primarily due to the full depreciation or disposal of certain property and equipment (including retail stores) and the effects of significantly reduced capital expenditures during preceding fiscal years. Based upon these events and current capital spending trends, we expect that depreciation expense will continue to decline during fiscal 2006 as compared to prior periods.

Amortization expense from definite-lived intangible assets totaled $0.9 million for the quarter ended February 25, 2006 compared to $1.0 million in the prior year. We expect intangible asset amortization expense to decline compared to the prior year as certain intangible assets become fully amortized during fiscal 2006.

Other Income and Expense Items

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

Legal Settlement - In fiscal 2002, we filed legal action against World Marketing Alliance, Inc., a Georgia corporation (WMA), and World Financial Group, Inc., a Delaware corporation and purchaser of substantially all assets of WMA, for breach of contract. The case proceeded to trial and the jury rendered a verdict in our favor and against WMA for the entire unpaid contract amount of approximately $1.1 million. In addition to the verdict, we recovered legal fees totaling $0.3 million and pre- and post-judgment interest of $0.3 million from WMA. We received payment in cash from WMA for the total verdict amount, including legal fees and interest. However, shortly after paying the verdict amount, WMA appealed the jury decision to the 10th Circuit Court of Appeals and we recorded receipt of the verdict amount plus legal fees and interest with a corresponding increase to accrued liabilities and deferred the gain until the case was finally resolved. On December 30, 2005, we entered into a settlement agreement with WMA. Under the terms of the settlement agreement, WMA agreed to dismiss its appeal. As a result of this settlement agreement and dismissal of WMA’s appeal, we recorded a $0.9 million gain from the legal settlement.

Income Taxes

The provision for income taxes increased to $1.9 million compared to $1.0 million for the same quarter of the prior year. The increase in our income tax provision was primarily due to increased domestic income taxes resulting from improved domestic operating results and the Company’s inability to fully offset domestic taxable earnings with net operating loss carryforwards generated in prior years and an assessment received in a foreign jurisdiction. In addition, we were unable to offset our tax liabilities in foreign jurisdictions with our domestic operating loss carryforwards. Our history of significant operating losses has precluded us from demonstrating that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of other deferred income tax assets will be realized. Accordingly, we have recorded valuation allowances on the majority of our domestic deferred income tax assets at February 25, 2006.

As our operating results continue to improve and our taxable income continues to increase, we are accumulating positive evidence which may allow the Company to reverse these valuation allowances on our deferred income tax assets in the future.

Two Quarters Ended February 25, 2006 Compared to the Two Quarters Ended February 26, 2005

Sales

Product Sales - Overall product sales, which primarily consist of planners, binders, software, and handheld electronic planning devices that are primarily sold through our Consumer and Small Business Unit (CSBU) channels, declined $5.0 million, or 5 percent, compared to the prior year. The decline in product sales was primarily due to the following performance in our CSBU channels:

•  Retail Stores - Retail sales declined $7.9 million compared to the prior year. The decrease was due to fewer stores, which had an $8.3 million impact on sales, and reduced technology and specialty product sales, which totaled $1.1 million. Partially offsetting these declines were increased “core” product sales. Improved core product sales trends were reflected in a one percent increase in comparable store sales compared to the prior year.

•  Consumer Direct - Year-to-date sales through our consumer direct channels (catalog, eCommerce, and public seminars) remained relatively consistent with the prior year and increased slightly due to increased public seminar sales and the transition of clients from closed retail stores to consumer direct channels.

• Wholesale - Sales through our wholesale channel increased due to the timing of product sales to these entities and increased demand from wholesale channel customers.
•  Other CSBU - Other CSBU sales consist primarily of domestic printing and publishing sales and building sublease revenues. The increase in other CSBU revenues was primarily due to increased sublease revenue compared to the prior year.

Training and Consulting Services - Our overall training and consulting service sales increased by $4.0 million, or eight percent, compared to the same period of the prior year. The improvement in training and consulting service sales was primarily attributable to the following sales performance for the first two quarters of fiscal 2006 in our OSBU divisions:

•  Domestic - Our domestic training sales increased by $2.0 million, or seven percent, compared to fiscal 2005. The increase was primarily due to improved sales of training courses related to our The 7 Habits of Highly Effective People curriculum. Increased sales of these programs were partially offset by decreased sales effectiveness training sales. Training manual sales increased by $2.1 million and the number of training and consulting days sold increased by six percent over the prior year.

•  International - International sales increased $2.0 million, or seven percent, compared to the prior year. The increase was the result of increased sales at our directly owned offices in Japan, Mexico, and Brazil, as well as a 16 percent increase in licensee royalty revenues. The translation of foreign sales resulted in a $0.8 million unfavorable impact to our consolidated sales as certain foreign currencies, particularly in Japan, weakened against the United States dollar during the two quarters ended February 25, 2006.

Gross Margin

Our overall gross margin for the two quarters ended February 25, 2006 improved to 61.4 percent of sales, compared to 60.4 percent in the comparable period of fiscal 2005. The improvement in our overall gross margin was primarily due to increased training sales as a percent of total sales and favorable product sales mix changes. Training and consulting service sales, which typically have higher gross margins than our product sales, increased to 38 percent of total sales in fiscal 2006 compared to 35 percent in the prior year.

Our gross margin on product sales improved to 56.5 percent compared to 55.3 percent and was primarily due to a favorable shift in our product mix as sales of higher-margin paper products and binders increased as a percent of total sales, while sales of lower-margin technology and specialty products continue to decline.

Training and consulting services gross margin, as a percent of sales, declined slightly to 69.6 percent compared to 70.3 percent in fiscal 2005.

Operating Expenses

Selling, General and Administrative - Our SG&A expenses decreased $1.6 million, or two percent, compared to the prior year. The decrease in SG&A expenses was primarily due to reduced retail store costs resulting from fewer stores, reduced compensation costs from stock-based compensation awards, and the favorable results of initiatives to reduce overall operating costs. Our retail store costs decreased $2.5 million due to store closures that occurred in prior periods. During the quarter ended February 26, 2005, we recognized $0.7 million of compensation expense from unvested stock awards resulting from changes in CEO compensation and the acceleration of previously issued unvested stock awards. These costs did not repeat in fiscal 2006. We also recovered $0.3 million of legal costs from the WMA settlement during the quarter ended February 25, 2006. In addition to these decreases, we continue to implement strategies designed to reduce our overall operating costs. The favorable impact of these efforts has resulted in reduced SG&A expenses in many areas of the Company during the two quarters ended February 25, 2006.

Partially offsetting these expense reductions were costs related to our investment in various initiatives intended to grow our business in future periods. These initiatives included hiring additional sales people in the OSBU and the CSBU, increased advertising and marketing programs, additional curriculum and product development, and increased spending on sales effectiveness training. Due to the time necessary to implement these growth strategies, including training new sales personnel and effectively rolling out new training offerings and products, these growth initiatives may not add material benefits to our fiscal 2006 operating results. However, we believe that these investments in additional sales personnel, increased marketing, and new consulting, training, and product offerings will allow us to increase our sales and improve our operating performance in future periods.

We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability. As a result of this evaluation process, we closed eight retail stores during the two quarters ended February 25, 2006 and have closed three additional retail locations subsequent to February 25, 2006. We incurred and expensed $0.3 million of costs related to store closure activities compared to $0.6 million for store closure costs in the same period of the prior year. We may continue to incur store closing expenses in future periods if the Company determines to close additional retail locations.

On September 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement No. 123R requires all share based-payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Although the additional compensation expense resulting from the adoption of SFAS No. 123R was immaterial to the two quarters ended February 25, 2006, our operating expenses may be unfavorably affected in future periods if we grant additional stock options or participation in the Company’s employee stock purchase program increases.

Depreciation and Amortization - Depreciation expense decreased $1.9 million, or 42 percent, compared to the first two quarters of fiscal 2005 primarily due to the full depreciation or disposal of certain property and equipment and the effects of significantly reduced capital expenditures during preceding fiscal years. Based upon these events and current capital spending trends, we expect that depreciation expense will continue to decline during the remainder of fiscal 2006 as compared to prior periods.

Amortization expense on definite-lived intangible assets totaled $2.0 million for the two quarters ended February 25, 2006 compared to $2.1 million in the prior year. We expect intangible asset amortization expense to total $3.8 million in fiscal 2006.

Other Income and Expense Items

Interest Income - Our interest income increased $0.4 million primarily due to higher average cash balances and increased interest rates on our interest-bearing cash accounts.

Interest Expense - Our interest expense increased $1.2 million primarily due to the sale of our corporate headquarters facility and the resulting interest component of our lease payments to the landlord.

Legal Settlement - During the quarter ended February 25, 2006, we entered into a legal settlement with WMA. Under the terms of the settlement agreement, WMA agreed to dismiss its appeal of a jury award that was rendered in our favor for breach of contract. As a result of this settlement agreement and dismissal of WMA’s appeal, we recorded a $0.9 million gain from the legal settlement. For more information regarding the legal settlement, refer to the discussion under the quarter ended February 25, 2006 compared to the quarter ended February 26, 2005.

Income Taxes

Our provision for income taxes increased by $0.7 million to $2.5 million for the two quarters ended February 25, 2006 compared to $1.8 million in the prior year. The increase in our income tax provision was primarily due to increased domestic income taxes resulting from improved domestic operating results and the Company’s inability to fully offset domestic taxable earnings with net operating loss carryforwards generated in prior years and an assessment the Company received in a foreign jurisdiction. In addition, we were unable to offset our tax liabilities in foreign jurisdictions with our domestic operating loss carryforwards. Our history of significant operating losses has precluded us from demonstrating that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of other deferred income tax assets will be realized. Accordingly, we have recorded valuation allowances on the majority of our domestic deferred income tax assets at February 25, 2006.

As our operating results continue to improve and our taxable income continues to increase, we are accumulating positive evidence which may allow the Company to reverse these valuation allowances on our deferred income tax assets in a future period.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of capital have been net cash provided by operating activities, line-of-credit financing, long-term borrowings, asset sales, and the issuance of preferred and common stock. We currently rely primarily upon cash flows from operating activities and cash on hand to maintain adequate liquidity and working capital levels. Our second fiscal quarter, which includes our seasonally high-product sales months of December and January, has historically produced profitable operating results and significant cash flows from operating activities. At February 25, 2006 we had $36.4 million of cash and cash equivalents compared to $51.7 million at August 31, 2005. Our net working capital (current assets less current liabilities) decreased to $40.7 million at February 25, 2006 compared to $49.9 million at August 31, 2005.

During the first two quarters of fiscal 2006, one of our primary uses of cash has been the redemption of Series A preferred stock. During the quarter ended February 25, 2006, we redeemed $10.0 million, or approximately 400,000 shares, of preferred stock and during the first two quarters of fiscal 2006 we redeemed a total of $20.0 million, or approximately 800,000 shares, of preferred stock. Since the fiscal 2005 sale of our corporate headquarters facility, we have redeemed $50.0 million of preferred stock which has reduced our preferred stock dividend obligation by $5.0 million per year. However, in connection with the sale of our corporate campus, which provided proceeds of $32.4 million, we incurred a long-term financing obligation for the purchase price. The annual payments on the financing obligation are approximately $3.0 million per year for the first five years with two percent annual increases thereafter. The Company believes that its strategy related to the sale of the corporate campus and subsequent redemptions of preferred stock will improve overall cash flows in future periods. In addition to preferred stock redemptions, we also obtained authorization from the Board of Directors to purchase up to $10.0 million of our common stock. During the quarter ended February 25, 2006, we purchased 210,200 shares of common stock for $1.6 million as part of the newly approved and announced program to purchase common shares. We currently anticipate that additional preferred stock redemptions and common stock purchases will occur in future periods if our cash flows from operating activities continue to improve.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the two quarters ended February 25, 2006.

Cash Flows From Operating Activities

During the two quarters ended February 25, 2006, our net cash provided by operating activities totaled $11.2 million compared to $12.2 million for the same period of the prior year. Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business. The primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses. Cash used for changes in working capital during the first two quarters of fiscal 2006 was primarily related to 1) payments made to reduce accrued liabilities and accounts payable from seasonally high August 31 balances; 2) inventory purchases for production to fulfill expected recurring wholesale orders; and 3) financing increased accounts receivable balances. We believe that our continued efforts to optimize working capital balances, combined with existing and planned sales growth programs and cost-cutting initiatives, will improve our cash flows from operating activities in future periods. However, the success of these efforts, and their eventual contribution to our cash flows, is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

Net cash used for investing activities totaled $3.4 million for the two quarters ended February 25, 2006. Our primary uses of cash for investing activities were the purchase of property and equipment, which consisted primarily of computer hardware and software, and totaled $2.4 million, and further investment in curriculum development, primarily related to new and refreshed training courses based primarily on The 7 Habits of Highly Effective People, which totaled $1.0 million.

Cash Flows From Financing Activities

Net cash used for financing activities during the two quarters ended February 25, 2006 totaled $23.1 million. Our primary uses of cash for financing activities during this period were the redemption of $20.0 million, or approximately 800,000 shares, of Series A preferred stock and the payment of preferred stock dividends, which totaled $3.0 million (which included accrued dividends on redeemed shares through the date of redemption). We used restricted cash, generated from a portion of the proceeds of the corporate headquarters sale totaling $0.7 million to repay the mortgage, including a $0.1 million prepayment penalty, on one of the buildings that was sold in the campus sale transaction that was completed in fiscal 2005. As previously mentioned, we purchased 210,200 shares of our common stock for $1.6 million, of which $1.4 million was accrued and then paid subsequent to the end of the quarter during the normal three-day settlement period for such transactions.

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. Subsequent to the quarter ended February 25, 2006 we amended our outsourcing agreement with Electronic Data Systems Corporation (EDS). One of the key provisions of this amendment is reduced required minimum annual payments for information systems support. Although we may pay more than the minimum required payments due to actual usage and other factors, the contractually required minimum annual payments were reduced by a total of $84.2 million over the life of the outsourcing agreement, which extends through June 30, 2016. The following table has been revised to reflect the decreased minimum required annual payments to EDS for outsourcing services as well as the impact of fiscal 2006 preferred stock redemptions, totaling $20.0 million, on projected dividend payments and monitoring fees paid to a preferred stock investor. Contractual obligations in other captions presented have not changed materially from those disclosed in our fiscal 2005 report on Form 10-K and were not revised (in thousands).

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total

Minimum required payments to EDS for outsourcing services	$19,825	$17,217	$15,901	$15,927	$15,577	$88,531	$172,978
Required payments on corporate campus financing obligation	3,045	3,045	3,045	3,045	3,055	53,072	68,307
Minimum operating lease payments	8,509	6,204	5,346	4,225	3,148	7,718	35,150
Preferred stock dividend payments	4,385	3,735	3,735	3,735	3,735	-	19,325
Debt payments	866	160	155	148	143	554	2,026
Contractual computer hardware and software purchases	1,334	680	797	1,072	1,334	6,059	11,276
Monitoring fees paid to a preferred stock investor	195	166	166	166	166	-	859
Total expected contractual obligation payments	$38,159	$31,207	$29,145	$28,318	$27,158	$155,934	$309,921

Other Items

Management Common Stock Loan Program - The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. In May 2004, our Board of Directors approved modifications to the terms of the management stock loans. While these changes had significant implications for most management stock loan program participants, the Company did not formally amend or modify the stock loan program notes. Rather, the Company chose to forego certain of its rights under the terms of the loans in order to potentially improve the participant’s ability to pay, and the Company’s ability to collect, the outstanding balances of the loans. Based upon guidance found in EITF Issue 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, and EITF Issue 95-16, Accounting for Stock Compensation Agreements with Employer Loan Features under APB Opinion No. 25, we determined that the management common stock loans should be accounted for as non-recourse stock compensation instruments due to the modifications approved in May 2004 and their effects to the Company and the loan participants. While this accounting treatment does not alter the legal rights associated with the loans to the employees, the modifications to the terms of the loans were deemed significant enough to adopt the non-recourse accounting model as described in EITF 00-23. As a result of the May 2004 modifications and this accounting treatment, the remaining carrying value of the notes and interest receivable related to the notes, which totaled $7.6 million, was reduced to zero with a corresponding reduction in additional paid-in capital.

We currently account for the management common stock loans as stock option arrangements. Under the provisions of SFAS No. 123R, which we adopted on September 1, 2005, additional compensation expense will be recognized only if the Company takes action that constitutes a modification which increases the fair value of the option arrangements. Subsequent to February 25, 2006, the Company offered management stock loan participants the opportunity to formally modify the terms of their stock loans in exchange for placing stock loan shares in an escrow account controlled by the Company. Under terms of the new modifications, the management stock loan due date will be changed to be the earlier of (a) March 30, 2013, or (b) the date on which the Company’s stock closes, as reported by the exchange or market that is the principal market for our common stock, at or above the price per share such that the value of the shares acquired by the participant equals the principal and accrued interest on the participant’s promissory note (the Breakeven Price). The modifications give the Company the right to redeem the stock on the due date of the promissory note. In addition, the interest rate on the loans will increase from 3.16 percent compounded annually to 4.72 percent compounded annually. Since these new modifications do not increase the fair value of the option arrangements, we did not recognize any additional compensation expense.

As a result of these loan program modifications, the Company hopes to increase the total value received from loan participants; however, the inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

Availability of Future Capital Resources - Going forward, we will continue to incur costs necessary for the operation of the business. We anticipate using cash on hand, cash provided by operating activities, on the condition that we can continue generating positive cash flows from operations, and other financing alternatives, if necessary, for these expenditures. We anticipate that our existing capital resources should be adequate to enable us to maintain our operations for at least the upcoming twelve months. However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future operating and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms.

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

Our history of significant operating losses has historically precluded us from demonstrating that it is more likely than not that the related benefits from deferred income tax deductions and foreign tax carryforwards will be realized. Accordingly, we recorded valuation allowances on the majority of our deferred income tax assets. As our operating results continue to improve and our taxable income continues to increase, we are accumulating positive evidence which may allow the Company to reverse all, or a portion of, our valuation allowances. We will continue to evaluate both positive and negative evidence and when it becomes more likely than not that all or a portion of our deferred tax assets will be realizable, we will reduce our valuation allowance. The decision to increase or decrease our valuation allowances requires significant judgment, including estimates of future income that may or may not be realized.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, Accounting For Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143. This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, we will be required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally upon acquisition, construction, development, and (or) through the normal operation of the asset. The effective date for FIN No. 47 is no later than the end of fiscal years ending after December 15, 2005, which is August 31, 2006 for the Company. As of February 25, 2006, we have not completed our analysis of the impact of FIN No. 47 on our consolidated financial statements.

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

During the quarter and two quarters ended February 25, 2006, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts. The gains and losses on these contracts were recorded as a component of SG&A expense in the Company’s consolidated statements of operations and resulted in the following net gains or losses for the periods indicated (in thousands):

	Quarter Ended		Two Quarters Ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Losses on foreign exchange contracts	$(22)	$(58)	$(68)	$(353)
Gains on foreign exchange contracts	5	3	222	3
Net gain (loss) on foreign exchange contracts	$(17)	$(55)	$154	$(350)

At February 25, 2006, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of our foreign currency sell contracts that did not qualify for hedge accounting were as follows at February 25, 2006 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	340,000	$2,870
Australian Dollars	1,550	1,142
Mexican Pesos	5,200	491

During the quarter and two quarters ended February 26, 2005, we also entered into foreign currency forward contracts that were designed to manage foreign currency risks related to the value of our net investment in foreign operations located in Canada, Japan, and the United Kingdom. These foreign currency forward instruments, which expired on a monthly basis, qualified for hedge accounting and corresponding gains and losses were recorded as a component of other comprehensive income in our consolidated balance sheet. During the quarter and two quarters ended February 26, 2005, we recorded losses totaling less than $0.1 million and $0.3 million, respectively, from these contracts.

During the quarter ended February 25, 2006, we did not utilize net investment contracts or other derivative contracts that qualified for hedge accounting. However, the Company may utilize net investment hedge contracts in future periods as a component of its overall foreign currency risk strategy.

Interest Rate Sensitivity

The Company is exposed to fluctuations in U.S. interest rates primarily as a result of the cash and cash equivalents that we hold. Our debt balances consist primarily of a financing obligation associated with the sale of our corporate headquarters facility and a long-term mortgage on certain of our buildings and property. As such, we do not have significant exposure or additional liability due to interest rate sensitivity and we were not party to any interest rate swap or other interest related derivative instruments during the quarter ended February 25, 2006.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and included consideration of the material weakness disclosed in our Form 10-K for the fiscal year ended August 31, 2005. Based on this evaluation, which included an evaluation of remediation efforts related to controls over income taxes, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

In order to remediate the aforementioned material weakness, management has implemented additional internal controls over financial reporting regarding income taxes through additional training on accounting for income taxes and through additional monitoring and review controls.

Other than as described above, there has been no change in the Company’s internal controls over financial reporting during the fiscal quarter ended February 25, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

During fiscal 2002, we received a subpoena from the Securities and Exchange Commission (SEC) seeking documents and information relating to our management stock loan program and previously announced, and withdrawn, tender offer. We provided the documents and information requested by the SEC, including the testimonies of our Chief Executive Officer, Chief Financial Officer, and other key employees. During February 2006, we received notification from the SEC that the investigation was terminated without a recommendation for enforcement action.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company acquired the following securities during the quarter ended February 25, 2006 (in thousands except for per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Common Shares:
November 27, 2005 to December 31, 2005	14(1)	$6.82	none	n/a

January 1, 2006 to January 28, 2006	-	-	none	n/a

January 29, 2006 to February 25, 2006	210(2)	7.43	210	n/a

Total Common Shares	224	$7.39		1,110(2)

Total Preferred Shares	400(3)	$25.00

(1)
Amount consists of shares purchased for distribution to participants in the Company’s employee stock purchase plan and shares received from a management stock loan program participant for payment on the associated loan.

(2)
In January 2006, the Company’s Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock. All previous authorized common stock purchase plans were canceled. During the period from January 29, 2006 through February 25, 2006, we purchased 210,200 shares of common stock for $1.6 million as part of the newly approved and announced program. The maximum number of shares that may yet be purchased under this plan was calculated by dividing the remaining approved dollars by $7.60, which was the closing price of the Company’s common stock on February 24, 2006 (last trading day of fiscal quarter).

(3)	Amount represents the redemption of $10.0 million of Series A preferred stock during the period from January 29, 2006 to February 25, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on January 20, 2006. The following represents a summary of each matter voted upon and the corresponding voting results for each item considered by shareholders at the Annual Meeting.

Further information regarding each item can be found in the Company’s definitive Proxy Statement dated December 19, 2005.

1.
Election of Directors - Three directors were elected for three-year terms that expire at the Annual Meeting of Shareholders to be held following the end of fiscal 2008, or until their successors are elected and qualified. The number of shares voting in favor of each director was as follows:

Stephen R. Covey	19,134,313
Robert H. Daines	19,148,952
Dennis G. Heiner	19,148,880

2.
Amendment of 1992 Stock Incentive Plan - We amended our 1992 Stock Incentive Plan to 1) increase the maximum number of shares of common stock that may be issued from 6,000,000 shares to 7,000,000 shares; 2) limit the number of shares that may be awarded under the Incentive Plan to any individual in a calendar year to 250,000 shares; 3) permit issuance of performance shares, which allows the Company to issue a designated number of shares to participants based upon the achievement of pre-determined conditions; and 4) specify performance share award criteria for certain employees. The number of shares that voted in favor of this amendment to the 1992 Stock Incentive Plan was 7,415,547 shares, with 1,301,170 shares voted against, and 1,470 shares that abstained from voting.

3.
Amendment to the 2004 Non-Employee Director Stock Incentive Plan - Under the previous provisions of the 2004 Non-Employee Directors’ Plan, each eligible director received an annual unvested stock award with a value (based on the trading price of the Company’s common stock on the date of the award) equal to $27,500. This amendment changed the annual unvested stock grant to 4,500 shares of the Company’s common stock. A total of 8,507,327 shares voted in favor of this amendment, with 197,776 shares voted against, and 13,084 shares that abstained from voting.

4.
Amendment to the Company’s Articles of Incorporation  -The Company’s articles of incorporation were amended to extend the period during which we have the right to redeem outstanding preferred stock at 100 percent of its liquidation preference of $25 per share plus accrued dividends. The amendment extends the current redemption deadline from March 8, 2006 to December 31, 2006 and provides for the right to extend the redemption period for an additional year to December 31, 2007, if $10.0 million of preferred stock, in addition to prior preferred stock redemptions, is redeemed before December 31, 2006. The February 13, 2006 preferred stock redemption satisfied the additional extension provision and we now can redeem preferred stock at the liquidation preference through December 31, 2007. The number of shares that voted in favor of this amendment to the articles of incorporation was 8,665,042, with 49,375 shares voted against, and 3,770 shares that abstained from voting.

5.	Appointment of Independent Auditors - The shareholders also ratified the appointment of KPMG LLP as independent auditors for the fiscal year ending August 31, 2006. A total of 18,924,872 shares voted in favor of this appointment, 59,260 shares voted against, and 20,575 shares abstained from voting.

Item 5.	Other Information

Based upon the market value of our voting and non-voting common equity held by non-affiliates at February 24, 2006, the last trading day of our second fiscal quarter, the Company has met the criteria to qualify as an accelerated filer under Rule 12b-2 of the Securities Exchange Act of 1934 (as amended) at the end of our current fiscal year. Under current regulations, our annual report on Form 10-K for the year ended August 31, 2006 will be due 75 days from the end of the fiscal year, the Company will have to comply with section 404 of the Sarbanes-Oxley Act of 2002 at August 31, 2006, and quarterly reports on Form 10-Q will be due 40 days from the end of the fiscal quarter beginning in fiscal 2007.

Item 6.	Exhibits

(A)	Exhibits

3.1
Amendment to Amended and Restated Articles of Incorporation of Franklin Covey was included as Appendix C to the Definitive Proxy Statement filed December 12, 2005 and is incorporated herein by this reference.

10.1
The Fifth Amendment to the Franklin Covey Co. Amended and Restated 1992 Stock Incentive Plan was included as Appendix A to the Definitive Proxy Statement filed December 12, 2005 and is incorporated herein by this reference.

10.2
The First Amendment to the Franklin Covey Co. 2004 Non-Employee Director Stock Incentive Plan was included as Appendix B to the Definitive Proxy Statement filed December 12, 2005 and is incorporated herein by this reference.

31	Rule 13a-14(a) Certifications of the CEO and CFO.
32	Section 1350 Certifications of the CEO and CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date:	April 11, 2006	By:	/s/ ROBERT A. WHITMAN
Robert A. Whitman
Chief Executive Officer

Date:	April 11, 2006	By:	/s/ STEPHEN D. YOUNG
Stephen D. Young
Chief Financial Officer