Form 10-Q
period 2006-05-27
FRANKLIN COVEY CO
filed 2006-07-11
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file no. 1-11107

FRANKLIN COVEY CO.
(Exact name of registrant as specified in its charter)

Utah (Stae of incorporation)	87-0401551 (I.R.S. employer identification number)
2200 West Parkway Boulevard Salt Lake City, Utah (Address of principal exective offices)	84119-2099 (Zip Code)
Registrant's telephone number, Including area code	(801) 817-1776

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒
No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐
No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

19,887,747 shares of Common Stock as of July 5, 2006

Index

Page
Financial Statements	-3-
Note 1 - Basis of Presentation	-6-
Note 2 - Accounting for Stock-Based Compensation	-7-
Note 3 - Inventories	-10-
Note 4 - Intangible Assets	-10-
Note 5 - Preferred Stock Redemptions and Purchases of Company Common Stock	-10-
Note 6 - Income Tax Benefit	-11-
Note 7 - Legal Settlement	-11-
Note 8 - Comprehensive Income	-11-
Note 9 - Earnings Per Share	-12-
Note 10 - Segment Information	-13-
Note 11 - Management Common Stock Loan Modifications	-15-
Results of Operations	-16-
Liquidity and Capital Resources	-21-
Use of Estimates and Critical Accounting Policies	-24-
New Accounting Pronouncements	-24-
Market Risk of Financial Instruments	-26-
Controls and Procedures	-27-
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995	-27-
Other Information	-28-
Exhibits	-28-
Signatures	-29-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	May 27, 2006	August 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,804	$51,690
Restricted cash	-	699
Accounts receivable, less allowance for doubtful accounts of $1,155 and $1,425	26,684	22,399
Inventories	22,395	20,975
Other current assets	9,106	9,419
Total current assets	86,989	105,182

Property and equipment, net	33,715	35,277
Intangible assets, net	80,439	83,348
Other long-term assets	10,714	9,426
	$211,857	$233,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing obligation	$576	$1,088
Accounts payable	11,418	13,704
Income taxes payable	1,490	3,996
Accrued liabilities	33,660	36,536
Total current liabilities	47,144	55,324

Long-term debt and financing obligation, less current portion	33,707	34,086
Other liabilities	1,186	1,282
Deferred income tax liability	9,715	9,715
Total liabilities	91,752	100,407

Shareholders’ equity:
Preferred stock - Series A, no par value; 4,000 shares authorized, 1,494 and 2,294 shares issued and outstanding; liquidation preference totaling $38,278 and $58,788	37,345	57,345
Common stock - $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	186,272	190,760
Common stock warrants	7,611	7,611
Accumulated deficit	(1,033)	(14,498)
Deferred compensation on unvested stock grants	-	(1,055)
Accumulated other comprehensive income	770	556
Treasury stock at cost, 6,897 and 6,465 shares	(112,213)	(109,246)
Total shareholders’ equity	120,105	132,826
	$211,857	$233,233

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended

	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
	(unaudited)		(unaudited)
Net sales:
Products	$32,184	$35,217	$126,428	$134,443
Training and consulting services	31,098	30,571	87,538	82,972
	63,282	65,788	213,966	217,415
Cost of sales:
Products	15,584	16,908	56,536	61,297
Training and consulting services	11,406	10,612	28,558	26,198
	26,990	27,520	85,094	87,495
Gross profit	36,292	38,268	128,872	129,920

Selling, general, and administrative	35,629	36,095	108,885	110,964
Depreciation	1,134	1,848	3,763	6,346
Amortization	908	1,043	2,911	3,130
Income (loss) from operations	(1,379)	(718)	13,313	9,480

Interest income	307	310	953	592
Interest expense	(663)	(29)	(1,966)	(95)
Gain on disposal of investment in unconsolidated subsidiary	-	500	-	500
Legal settlement	-	-	873	-
Income (loss) before benefit for income taxes	(1,735)	63	13,173	10,477
Income tax benefit	2,754	3,006	292	1,203
Net income	1,019	3,069	13,465	11,680
Preferred stock dividends	(934)	(2,184)	(3,452)	(6,551)
Loss on recapitalization of preferred stock	-	(7,753)	-	(7,753)
Net income (loss) available to common shareholders	$85	$(6,868)	$10,013	$(2,624)

Net income (loss) available to common shareholders per share:
Basic	$.00	$(.34)	$.50	$(.18)
Diluted	$.00	$(.34)	$.48	$(.18)

Weighted average number of common shares:
Basic	20,060	19,922	20,234	19,847
Diluted	20,734	19,922	20,670	19,847

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Quarters Ended
	May 27, 2006	May 28, 2005
	(unaudited)
Cash flows from operating activities:
Net income	$13,465	$11,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,046	11,082
Restructuring cost reversal	-	(306)
Stock-based compensation cost	567	729
Compensation cost related to CEO common stock grant	-	404
Gain on disposal of unconsolidated subsidiary	-	(500)
Changes in assets and liabilities:
Increase in accounts receivable, net	(4,264)	(6,095)
Decrease (increase) in inventories	(1,388)	2,253
Decrease in other assets	856	957
Decrease in accounts payable and accrued liabilities	(4,628)	(5,450)
Increase (decrease) in other long-term liabilities	(192)	470
Increase (decrease) in income taxes payable	(2,535)	(1,547)
Net cash provided by operating activities	9,927	13,677

Cash flows from investing activities:
Purchases of property and equipment	(3,318)	(2,671)
Purchases of short-term investments	-	(10,653)
Sales of short-term investments	-	21,383
Proceeds from sale of investment in unconsolidated subsidiary	-	500
Curriculum development costs	(1,812)	(1,699)
Net cash provided by (used for) investing activities	(5,130)	6,860

Cash flows from financing activities:
Principal payments on long-term debt and financing obligation	(965)	(87)
Change in restricted cash	699	-
Proceeds from sales of common stock from treasury	333	35
Proceeds from management stock loan payments	134	840
Redemption of preferred stock	(20,000)	-
Purchase of treasury shares	(3,982)	(22)
Payment of preferred stock dividends	(3,952)	(6,551)
Net cash used for financing activities	(27,733)	(5,785)

Effect of foreign exchange rates on cash and cash equivalents	50	(473)
Net increase (decrease) in cash and cash equivalents	(22,886)	14,279
Cash and cash equivalents at beginning of the period	51,690	31,174
Cash and cash equivalents at end of the period	$28,804	$45,453

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,001	$79
Cash paid for income taxes	$2,284	$770

Non-cash investing and financing activities:
Accrued preferred stock dividends	$934	$2,184
Issuance of unvested common stock for compensation plans	212	720
Loss on recapitalization of preferred stock	-	(7,753)
Capital lease financing of property and equipment purchases	109	-
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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments, except as discussed below) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

During the quarter ended May 27, 2006, we determined that our Mexico subsidiary had misstated its financial results in prior periods by recording improper sales transactions and not recording all operating expenses in proper periods. We determined that the misstatements occurred during fiscal 2002 through fiscal 2006 in various amounts. The Audit Committee engaged an independent legal firm to investigate the misstatements and they concluded that such misstatements were intentional. The Company determined that the impact of these misstatements was immaterial to previously issued financial statements and we recorded a $0.5 million decrease to international sales and a $0.5 million increase in selling, general, and administrative expenses during the quarter ended May 27, 2006 to correct these misstatements. We are currently in the process of taking actions as recommended by the investigators, which include enhancements to internal control over foreign operations.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year. Corresponding quarterly periods generally consist of 13-week periods that ended on November 26, 2005, February 25, 2006, and May 27, 2006 during fiscal 2006. Under the modified 52/53-week fiscal year, the quarter and three quarters ended May 27, 2006 had the same number of business days as the corresponding periods of the prior fiscal year.

The results of operations for the quarter and three quarters ended May 27, 2006 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2006.

Certain reclassifications have been made to the fiscal 2005 financial statements to conform with the current period presentation.
Return to Index

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

We previously accounted for our stock-based compensation using the intrinsic method as defined in APB Opinion No. 25 and accordingly, prior to September 1, 2005 we did not recognize any expense for our employee stock purchase plan or incentive stock option plan in our consolidated financial statements. We used the modified prospective transition method to adopt the provisions of SFAS No. 123R. Under this method, unvested awards at the date of adoption as well as awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Based upon our analysis of the requirements of SFAS No. 123R, we reclassified our unamortized deferred compensation related to the issuance of unvested common stock awards that was reported in the equity section of our balance sheet to additional paid-in capital. The following table presents the stock-based compensation expense included in our selling, general, and administrative expenses for the quarter and three quarters ended May 27, 2006 and the pro forma stock-based compensation amounts that would have been included in our income statements for the comparable periods of the prior year had stock-based compensation expense been determined in accordance with the fair value method prescribed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation: An Amendment of FASB Statement No. 123 (in thousands):

	Quarter Ended		Three Quarters Ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Compensation cost of stock options	$2	$4(1)	$6	$2,103(1)
Discount on employee stock purchase plan	9	-	24	4(1)
Compensation cost of unvested stock awards	321	344	537	722
Compensation cost of stock option agreement modifications	-	108(1)	-	108(1)
Compensation cost of fully vested stock award	-	-	-	404
Total stock-based compensation	$332	$456	$567	$3,341

Net loss attributable to common shareholders, as reported		$(6,868)		$(2,624)
Fair value of stock-based compensation excluded from net loss, net of tax		(112)		(2,215)
Net income available to common shareholders, pro forma		$(6,980)		$(4,839)

Basic and diluted earnings per share, as reported		$(.34)		$(.18)

Basic and diluted earnings per share, pro forma		$(.35)		$(.29)

(1)	Based upon the intrinsic method as defined in APB Opinion No. 25, this amount was excluded from operating expenses and net income prior to the adoption of SFAS No. 123(R) on September 1, 2005.

The following is a description of activity in our stock-based compensation plans for the quarter and three quarters ended May 27, 2006.

Stock Options

The Company has an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the fair market value of the Company’s common stock on the date of grant. The term, not to exceed ten years, and exercise period of each incentive stock option awarded under the plan are determined by a committee appointed by our Board of Directors. During the three quarters ended May 27, 2006 we did not grant any new stock options and the remaining unamortized service cost on previously granted stock options is insignificant in aggregate. The intrinsic value of stock options exercised during the three quarters ended May 27, 2006 was less than $0.1 million. The fair market value of options that vested during the quarter was zero and for the three quarters ended May 27, 2006 was approximately $6,000. The Company generally issues shares of common stock for the exercise of stock options from shares held in treasury.

A summary of our stock option activity for the three quarters ended May 27, 2006 is as follows (in thousands, except share amounts):

	Number of Stock Options	Weighted Avg. Exercise Price
Outstanding at August 31, 2005	2,285,884	12.40
Granted	-	-
Exercised	(35,537)	5.50
Forfeited	(90,375)	15.84
Outstanding at May 27, 2006	2,159,972	12.37

The following additional information applies to our stock options outstanding at May 27, 2006:

Range of Exercise Prices	Number Outstanding at May 27, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at May 27, 2006	Weighted Average Exercise Price
$1.70 - $7.00	232,912	3.8	$5.30	207,912	$5.73
$7.75 - $9.69	316,500	3.3	9.19	316,500	9.19
$14.00 - $14.00	1,602,000	4.3	14.00	1,602,000	14.00
$17.69 - $21.50	8,560	1.6	17.82	8,560	17.82

The intrinsic value of our outstanding in-the-money options was $0.7 million and the intrinsic value of our exercisable in-the-money options was $0.5 million at May 27, 2006.

The Company did not issue any stock options to vendors or other non-employees during the three quarters ended May 27, 2006.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of the Company’s common stock on the last trading day of the calendar month in each fiscal quarter. Based upon SFAS No. 123R, we determined that the discount offered to employees is compensatory and the amount is therefore expensed each quarter. A total of 7,546 and 21,920 shares were issued under this plan in the quarter and three quarters ended May 27, 2006, respectively.
Return to Index

Unvested Stock Awards

Employee Awards - During fiscal 2006 and in prior periods, we have granted unvested stock awards to certain employees as long-term incentives. The following is a brief description of these unvested stock awards that have been granted to employees.

Awards Granted in Fiscal 2005 and Prior Periods - These awards cliff vest five years from the grant date or on an accelerated basis if we achieve specified earnings levels. The compensation cost of these unvested stock awards was based on the fair value of the shares on the grant date and is expensed on a straight-line basis over the vesting (service) period of the awards. The recognition of compensation cost will be accelerated when we believe that it is probable that we will achieve the specified earnings thresholds and the shares will vest. We did not accelerate the vesting of any of these awards during the three quarters ended May 27, 2006.

Fiscal 2006 Long-Term Incentive Plan - On January 20, 2006, the Company’s shareholders approved a stock-based long-term incentive plan (the LTIP) that permits the grant of unvested share awards of common stock to certain employees as directed by the Compensation Committee of the Board of Directors. The LTIP share awards granted during fiscal 2006 cliff vest on August 31, 2008, which is the completion of a three-year performance period. The number of shares that are finally awarded to LTIP participants is variable and is based entirely upon the achievement of a combination of performance objectives related to sales growth and operating income during the three-year performance period. The Compensation Committee initially granted awards for 377,665 shares (target award) of common stock; the number of shares finally awarded will range from zero shares, if a minimum level of performance is not achieved, to 200 percent of the target award, if specifically defined performance criteria is achieved during the three-year performance period.

The LTIP shares were valued at $6.60 per share, which was the closing price of our common stock on the grant date. The corresponding compensation cost of the award, based upon the target award number of shares, totaled $2.5 million, which is being expensed over the service period of the award. Due to the variable number of shares that may be issued under the LTIP, we reevaluate the LTIP on a quarterly basis and adjust the number of shares expected to be awarded based upon financial results of the Company as compared to the performance goals set for the award. Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the date of adjustment based upon the probable number of shares to be awarded. There was no adjustment to the number of shares expected to be issued under the LTIP during the three quarters ended May 27, 2006. The total compensation cost of the LTIP is equal to the number of shares finally issued multiplied by $6.60 per share, the fair value of the common shares determined at the grant date.

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

During the three quarters ended May 27, 2006, we granted 27,000 shares of unvested stock to members of our Board of Directors under the Directors’ Plan. The compensation cost of the Board of Director award was $0.2 million and was calculated at $7.84 per share, which was the fair value of the Company’s common stock on the grant date. The common stock issued to the Board of Directors was previously recorded as treasury stock and had a cost basis of $0.5 million. The difference between the compensation cost of the award and the cost of the shares issued was recorded to additional paid-in capital.

A summary of our unvested stock award activity for the three quarters ended May 27, 2006 is as follows (in thousands, except share amounts):

	Number of Unvested Shares	Compensation Cost
Outstanding shares and unamortized compensation cost at August 31, 2005	409,295	$1,055
Granted	-	-
Vested	-	-
Amortization of compensation	n/a	(68)
Outstanding shares and unamortized compensation cost at November 26, 2005	409,295	987
Granted	377,665	2,493
Vested	-	-
Amortization of compensation	n/a	(148)
Outstanding shares and unamortized compensation cost at February 25, 2006	786,960	$3,332
Granted	27,000	211
Vested	-	-
Amortization of compensation	n/a	(321)
Outstanding shares and unamortized compensation cost at May 27, 2006	813,960	$3,222

The intrinsic value of our unvested stock awards (both employee and Board of Director awards) was $6.5 million, which was based upon our closing stock price of $7.99 per share on May 27, 2006.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	May 27, 2006	August 31, 2005

Finished goods	$19,408	$18,161
Work in process	299	825
Raw materials	2,688	1,989

	$22,395	$20,975

NOTE 4 - INTANGIBLE ASSETS

The Company’s intangible assets were comprised of the following (in thousands):

May 27, 2006	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
License rights	$27,000	$(7,183)	$19,817
Curriculum	58,233	(26,442)	31,791
Customer lists	18,774	(12,943)	5,831
Trade names	1,277	(1,277)	-
	105,284	(47,845)	57,439

Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
Balance at May 27, 2006	$128,284	$(47,845)	$80,439

August 31, 2005
Definite-lived intangible assets:
License rights	$27,000	$(6,480)	$20,520
Curriculum	58,232	(25,146)	33,086
Customer lists	18,774	(12,032)	6,742
Trade names	1,277	(1,277)	-
	105,283	(44,935)	60,348

Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
Balance at August 31, 2005	$128,283	$(44,935)	$83,348

The Company’s aggregate amortization expense totaled $0.9 million for the quarter ended May 27, 2006 and $1.0 million during the quarter ended May 28, 2005. For the three quarters ended May 27, 2006 our total amortization expense was $2.9 million compared to $3.1 million for the three quarters ended May 28, 2005.

NOTE 5 - PREFERRED STOCK REDEMPTIONS AND PURCHASES OF COMPANY COMMON STOCK

Preferred Stock Redemptions

During the three quarters ended May 27, 2006 we have redeemed $20.0 million, or approximately 800,000 shares of preferred stock. Since the recapitalization of our preferred stock in March 2005, we have redeemed a total of $50.0 million, or approximately 2.0 million shares, of our outstanding Series A preferred stock. These preferred stock redemptions have reduced the Company’s preferred dividend obligation by $5.0 million per year.

At our Annual Meeting of Shareholders held in January 2006, we obtained shareholder approval of an amendment to our articles of incorporation that extends the period during which we have the right to redeem outstanding shares of preferred stock at 100 percent of its liquidation preference. The amendment extends the current redemption deadline from March 8, 2006 to December 31, 2006 and also provides the right to extend the redemption period for an additional year to December 31, 2007, if another $10.0 million of preferred stock is redeemed before December 31, 2006. During February 2006 we redeemed the preferred stock necessary to satisfy the additional extension provision and the Company can redeem preferred stock at the liquidation preference through December 31, 2007.

Common Stock Purchases

During January 2006, our Board of Directors authorized the purchase of up to $10.0 million of our currently outstanding common stock. The purchases will be made at the Company’s discretion at prevailing market prices and will be subject to customary regulatory requirements and considerations. The Company does not have a timetable for the purchase of these common shares and the authorization by the Board of Directors does not have an expiration date. During the quarter ended May 27, 2006, we purchased 275,300 shares of our common stock for $2.4 million. Through the three quarters ended May 27, 2006 we have purchased 485,500 shares of our common stock under the terms of this newly authorized plan for $3.9 million.
Return to Index

NOTE 6 - INCOME TAX BENEFIT

The Company recorded income tax benefits totaling $2.8 million during the quarter ended May 27, 2006 and $3.0 million during the quarter ended May 28, 2005. We regularly evaluate our United States federal and various state and foreign jurisdiction income tax exposures and record reserves against tax exposures based upon the probability that the tax exposure would be sustained by various tax jurisdictions. We recognize the benefits of the tax exposure items in the financial statements, that is, the reserve is reversed when it becomes probable that the tax position will be sustained. To assess the probability of sustaining a tax position, the Company considers all available positive evidence. In many instances, sufficient positive evidence may not be available until the expiration of the statute of limitations for assessment by tax authorities, at which time the entire benefit will be recognized as a discrete item in the applicable period. The income tax benefits recorded during the quarters ended May 27, 2006 and May 28, 2005 resulted primarily from the expiration of the statute of limitations for various tax exposures, which was partially offset by income taxes incurred by our profitable foreign subsidiaries and foreign income taxes on payments received from foreign licensees.

During the periods ended May 27, 2006 and May 28, 2005, we were unable to offset our tax liabilities in foreign jurisdictions with our domestic operating loss carryforwards. In addition, a history of significant operating losses has precluded us from demonstrating that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of other deferred income tax assets will be realized. Accordingly, we have recorded valuation allowances on the majority of our domestic deferred income tax assets. However, as operating results continue to improve and taxable income continues to increase, we are accumulating positive evidence which may allow us to reverse these valuation allowances on the deferred income tax assets in a future period.

NOTE 7 - LEGAL SETTLEMENT

In fiscal 2002, we filed legal action against World Marketing Alliance, Inc., a Georgia corporation (WMA), and World Financial Group, Inc., a Delaware corporation and purchaser of substantially all assets of WMA, for breach of contract. The case proceeded to trial and the jury rendered a verdict in our favor and against WMA on November 1, 2004 for the entire unpaid contract amount of approximately $1.1 million. In addition to the verdict, we recovered legal fees totaling $0.3 million and pre- and post-judgment interest of $0.3 million from WMA. During our fiscal quarter ended May 28, 2005, we received payment in cash from WMA for the total verdict amount, including legal fees and interest. However, shortly after paying the verdict amount, WMA appealed the jury decision to the 10th Circuit Court of Appeals and we recorded receipt of the verdict amount plus legal fees and interest with a corresponding increase to accrued liabilities and deferred the gain until the case was finally resolved. On December 30, 2005, the Company entered into a settlement agreement with WMA. Under the terms of the settlement agreement, WMA agreed to dismiss its appeal. As a result of this settlement agreement and dismissal of WMA’s appeal, we recorded a $0.9 million gain from the legal settlement and a $0.3 million reduction in selling, general, and administrative expenses during the second quarter of fiscal 2006.

NOTE 8 - COMPREHENSIVE INCOME

Comprehensive income is based on net income and includes charges and credits to equity accounts that are not the result of transactions with shareholders. Comprehensive income for the Company was calculated as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Net income	$1,019	$3,069	$13,465	$11,680
Other comprehensive income (loss) items:
Adjustment for fair value of foreign currency hedge derivatives	-	-	-	(318)
Foreign currency translation adjustments	434	(455)	214	(52)
Comprehensive income	$1,453	$2,614	$13,679	$11,310

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Three Quarters Ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Net income	$1,019	$3,069	$13,465	$11,680
Non-convertible preferred stock dividends	(934)	(2,184)	(3,452)	(2,184)
Convertible preferred stock dividends	-	-	-	(4,367)
Loss on recapitalization of preferred stock	-	(7,753)	-	(7,753)
Net income (loss) available to common shareholders	$85	$(6,868)	$10,013	$(2,624)

Convertible preferred stock dividends	$-	$-	$-	$4,367
Weighted average preferred shares on an as converted basis	-	-	-	6,239
Distributed EPS - preferred	$-	$-	$-	$.70

Undistributed income (loss) through February 26, 2005	$-	$(6,868)	$-	$4,244
Preferred ownership on an as converted basis	-	-	-	24%
Preferred shareholders interest in undistributed income	-	-	-	1,019
Weighted average preferred shares on an as converted basis	-		-	6,239
Undistributed EPS - preferred	$-	$-	$-	$.16

Undistributed income (loss)	$85	$(6,868)	$10,013	$4,244
Common stock ownership	100%	100%	100%	76%
Common shareholder interest in undistributed income (loss)	85	-	10,013	3,225
Undistributed loss for the quarter ended May 28, 2005	-	(6,868)	-	(6,868)
Common shareholder interest in undistributed loss	$85	$(6,868)	$10,013	$(3,643)
Weighted average common shares outstanding - Basic	20,060	19,922	20,234	19,847
Effect of dilutive securities(1):
Stock options	75	-	55	-
Unvested stock awards	403	-	315	-
Common stock warrants	196	-	66	-
Weighted average common shares outstanding - Diluted	20,734	19,922	20,670	19,847

Basic EPS - Common	$.00	$(.34)	$.50	$(.18)
Diluted EPS - Common	$.00	$(.34)	$.48	$(.18)

(1)For the quarter and three quarters ended May 28, 2005, conversion of common share equivalents is not assumed because such conversion would be anti-dilutive.

At May 27, 2006, we had approximately 1.8 million stock options outstanding which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common shares. At May 28, 2005, we had approximately 2.3 million stock options that were not considered in our calculation of diluted EPS that may have a dilutive effect on the Company’s EPS calculation in future periods.
Return to Index

NOTE 10 - SEGMENT INFORMATION

The Company has two segments: the Consumer and Small Business Unit (CSBU) and the Organizational Solutions Business Unit (OSBU). The following is a description of our segments, their primary operating components, and their significant business activities:

Consumer and Small Business Unit - This business unit is primarily focused on sales to individual customers and small business organizations and includes the results of our domestic retail stores, consumer direct operations (catalog, eCommerce, and public seminars programs), wholesale operations, and other related distribution channels, including government product sales and domestic printing and publishing sales. The CSBU results of operations also include the financial results of our paper planner manufacturing operations. Although CSBU sales primarily consist of products such as planners, binders, software, and handheld electronic planning devices, virtually any component of our leadership, productivity, and strategy execution solutions may be purchased through our CSBU channels.

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

SEGMENT INFORMATION
(in thousands)
Quarter Ended May 27, 2006	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization
Consumer and Small Business Unit:
Retail	$11,493	$6,347	$(1,018)	$274	$-
Consumer direct	12,504	7,479	5,509	16	-
Wholesale	6,920	3,632	3,447	-	-
Other CSBU	1,168	119	(6,870)	300	-
Total CSBU	32,085	17,577	1,068	590	-

Organizational Solutions Business Unit:
Domestic	17,807	10,879	639	85	902
International	13,390	7,836	415	289	6
Total OSBU	31,197	18,715	1,054	374	908
Total operating segments	63,282	36,292	2,122	964	908
Corporate and eliminations	-	-	(1,459)	170	-
Consolidated	$63,282	$36,292	$663	$1,134	$908

Quarter Ended May 28, 2005
Consumer and Small Business Unit:
Retail	$13,443	$7,392	$(1,083)	$614	$-
Consumer direct	12,144	7,153	3,876	23	-
Wholesale	7,627	3,459	3,292	-	-
Other CSBU	792	(39)	(5,925)	650	86
Total CSBU	34,006	17,965	160	1,287	86

Organizational Solutions Business Unit:
Domestic	18,736	11,629	2,313	74	954
International	13,046	8,674	2,744	331	2
Total OSBU	31,782	20,303	5,057	405	956
Total operating segments	65,788	38,268	5,217	1,692	1,042
Corporate and eliminations	-	-	(3,044)	156	1
Consolidated	$65,788	$38,268	$2,173	$1,848	$1,043

Three Quarters Ended May 27, 2006
Consumer and Small Business Unit:
Retail	$50,001	$29,359	$4,404	$1,056	$-
Consumer direct	50,291	30,311	23,992	43	-
Wholesale	17,148	8,680	8,142	-	-
Other CSBU	3,622	630	(22,525)	957	57
Total CSBU	121,062	68,980	14,013	2,056	57

Organizational Solutions Business Unit:
Domestic	49,423	31,677	2,985	249	2,845
International	43,481	28,215	8,320	940	9
Total OSBU	92,904	59,892	11,305	1,189	2,854
Total operating segments	213,966	128,872	25,318	3,245	2,911
Corporate and eliminations	-	-	(5,331)	518	-
Consolidated	$213,966	$128,872	$19,987	$3,763	$2,911

Three Quarters Ended May 28, 2005
Consumer and Small Business Unit:
Retail	$59,886	$34,369	$5,453	$2,136	$-
Consumer direct	49,390	29,455	19,274	517	-
Wholesale	16,107	7,536	6,995	-	-
Other CSBU	2,542	(1,289)	(20,416)	2,016	258
Total CSBU	127,925	70,071	11,306	4,669	258

Organizational Solutions Business Unit:
Domestic	48,303	31,756	5,293	228	2,862
International	41,187	28,093	9,903	994	5
Total OSBU	89,490	59,849	15,196	1,222	2,867
Total operating segments	217,415	129,920	26,502	5,891	3,125
Corporate and eliminations	-	-	(7,546)	455	5
Consolidated	$217,415	$129,920	$18,956	$6,346	$3,130

A reconciliation of operating segment EBITDA to consolidated income before taxes is provided below (in thousands):

	Quarter Ended		Three Quarters Ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Reportable segment EBITDA	$2,122	$5,217	$25,318	$26,502
Restructuring cost reversal	-	-	-	306
Corporate expenses	(1,459)	(3,044)	(5,331)	(7,852)
Consolidated EBITDA	663	2,173	19,987	18,956
Depreciation	(1,134)	(1,848)	(3,763)	(6,346)
Amortization	(908)	(1,043)	(2,911)	(3,130)
Income (loss) from operations	(1,379)	(718)	13,313	9,480
Interest income	307	310	953	592
Interest expense	(663)	(29)	(1,966)	(95)
Recovery of investment in unconsolidated subsidiary	-	500	-	500
Legal settlement	-	-	873	-
Income (loss) before income tax benefit	$(1,735)	$63	$13,173	$10,477

NOTE 11 - MANAGEMENT COMMON STOCK LOAN MODIFICATIONS

During the quarter ended May 27, 2006, the Company offered participants in its management common stock loan program the opportunity to formally modify the terms of their loans in exchange for placing their shares of common stock obtained through the loan program in an escrow account that allows the Company to have a security interest in the loan program shares. The key modifications to the management common stock loans for the participants accepting the offer are as follows:

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

(a)
On the Breakeven Date, the Company has the right to purchase and redeem from the loan participants the number of loan program shares necessary to satisfy the participant’s obligation under the promissory note. The redemption price for each such loan program share will be equal to the closing price of our common stock on the Breakeven Date.

(b)	If the Company’s stock has not closed at or above the breakeven price on or before March 30, 2013, the Company has the right to purchase and redeem from the participants all of their loan program shares at the closing price on that date as partial payment on the participant’s obligation.

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

Due to the loan program modifications that were approved in May 2004, we currently account for the management common stock loans as stock option arrangements. Under the provisions of SFAS No. 123R, which we adopted on September 1, 2005, additional compensation expense will be recognized only if the Company takes action that constitutes a modification that increases the fair value of the arrangements. Since these new modifications do not increase the fair value of the arrangements, no compensation expense was recognized.
Return to Index

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

RESULTS OF OPERATIONS

Overview

Our third fiscal quarter, which includes the months of March, April, and May, has historically reflected seasonally lower product sales, but generally stronger training and consulting service sales compared to our first two fiscal quarters. As a result of these seasonal product sales factors, our third fiscal quarter has typically not been as profitable as other quarters of our fiscal year. For the quarter ended May 27, 2006, our loss from operations increased to $1.4 million compared to $0.7 million in the prior year and our after-tax net income declined to $1.0 million compared to $3.1 million in the comparable quarter of the prior year. However, due to significantly reduced preferred dividends resulting from preferred stock redemptions, and a $7.8 million loss recognized on the recapitalization of our preferred stock in fiscal 2005, our income available to common shareholders improved to $0.1 million compared to a $6.9 million loss recognized in the corresponding quarter of fiscal 2005.

The primary factors that influenced our operating results for the quarter ended May 27, 2006 were as follows:

•
Sales - Product sales declined $3.0 million due to fewer retail stores being open during the quarter, reduced wholesale sales, and reduced technology and specialty product sales. Partially offsetting these declines were improved “core” product sales performance, including planners, binders, totes, and other planning tools and accessories. Training and consulting services sales increased $0.5 million primarily due to increased international sales and improved The 7 Habits of Highly Effective People training program sales, which were partially offset by decreased sales effectiveness training sales. As a result of these factors, our total sales decreased by $2.5 million, or 4 percent, compared to the corresponding quarter of the prior year.

•
Gross Profit - When compared to the prior year, our gross profit declined due to decreased sales. Our gross margin, which is gross profit in terms of a percentage of sales, declined to 57.3 percent compared to 58.2 percent in the prior year. The decrease was primarily due to increased costs for our annual Symposium conference events that were held during the quarter.

•
Operating Costs - Our operating costs declined by $1.3 million compared to the prior year, which was the result of selling, general, and administrative expense decreases totaling $0.5 million, a $0.7 million decrease in depreciation expense, and a $0.1 million decrease in amortization expense.

•
Income Tax Benefit - During the quarter ended May 27, 2006, we recognized income tax benefits totaling $2.8 million compared to income tax benefits of $3.0 million in fiscal 2005. The tax benefits recorded during these quarters were primarily the result of the expiration of the statute of limitations for various tax exposures, which were partially offset by income taxes incurred by our profitable foreign subsidiaries and foreign income taxes on payments received from foreign licensees.

•
Preferred Stock Dividends - Due to preferred stock redemptions in fiscal 2005 and the first two quarters of fiscal 2006 totaling $50.0 million, our preferred stock dividends decreased by $1.3 million compared to the corresponding quarter of fiscal 2005.

•
Correction of Foreign Subsidiary Misstatements - During the quarter ended May 27, 2006, we determined that our Mexico subsidiary had misstated its financial results in prior periods by recording improper sales transactions and not recording all operating expenses in proper periods. We determined that the misstatements occurred during fiscal 2002 through fiscal 2006 in various amounts. The Audit Committee engaged an independent legal firm to investigate the misstatements and they concluded that such misstatements were intentional. We are in the process of taking actions as recommended by the investigators, which include enhancements to internal control over foreign operations. The Company determined that the impact of these misstatements was immaterial to previously issued financial statements and we recorded a $0.5 million decrease to international sales and a $0.5 million increase in selling, general, and administrative expenses during the quarter ended May 27, 2006 to correct these misstatements.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended May 27, 2006 Compared to the Quarter Ended May 28, 2005

Sales

The following table sets forth sales data by category and for our operating segments (in thousands):

	Quarter Ended			Three Quarters Ended
	May 27, 2006	May 28, 2005	Percent Change	May 27, 2006	May 28, 2005	Percent Change
Sales by Category:
Products	$32,184	$35,217	(9)	$126,428	$134,443	(6)
Training and consulting services	31,098	30,571	2	87,538	82,972	6
	$63,282	$65,788	(4)	$213,966	$217,415	(2)

Consumer and Small Business Unit:
Retail Stores	$11,493	$13,443	(15)	$50,001	$59,886	(17)
Consumer Direct	12,504	12,144	3	50,291	49,390	2
Wholesale	6,920	7,627	(9)	17,148	16,107	6
Other CSBU	1,168	792	47	3,622	2,542	42
	32,085	34,006	(6)	121,062	127,925	(5)
Organizational Solutions Business Unit:
Domestic	17,807	18,736	(5)	49,423	48,303	2
International	13,390	13,046	3	43,481	41,187	6
	31,197	31,782	(2)	92,904	89,490	4
Total Sales	$63,282	$65,788	(4)	$213,966	$217,415	(2)

Product Sales - Overall product sales, which primarily consist of planners, binders, software, and handheld electronic planning devices that are primarily sold through our Consumer and Small Business Unit (CSBU) channels, declined $3.0 million, or 9 percent, compared to the prior year. The decline in product sales was primarily due to the following performance in our CSBU channels:

•
Retail Stores - The $2.0 million decline in retail sales was due to fewer stores, which had a $2.0 million impact on sales, and reduced demand for technology and specialty products, which totaled $0.3 million. Partially offsetting these declines were increased “core” product (e.g. planners, binders, and totes) sales, which improved $0.3 million, compared to the prior year. At May 27, 2006, we were operating 93 retail stores compared to 112 stores at May 28, 2005. Comparable store (stores which were open during the comparable periods) sales were flat compared to the same quarter of the prior year.

•
Consumer Direct - Sales through our consumer direct channels (catalog, eCommerce, and public seminars) increased primarily due to increased public seminar sales and the transition of clients from closed retail stores to consumer direct channels.

•
Wholesale - Sales through our wholesale channel, which includes sales to office superstores and other retail chains, decreased $0.7 million primarily due to reduced demand for our products through these channels during the quarter.

•
Other CSBU - Other CSBU sales consist primarily of domestic printing and publishing sales and building sublease revenues. The increase in other CSBU sales was primarily due to increased sublease revenue. During fiscal 2005, we began subleasing a substantial portion of our corporate headquarters.

Training and Consulting Services - We offer a variety of training courses, training related products, and consulting services focused on productivity, leadership, strategy execution, sales force performance, and effective communications training programs that are provided both domestically and internationally through the Organizational Solutions Business Unit (OSBU). Our overall training and consulting service sales increased $0.5 million, or 2 percent, compared to the same quarter of the prior year. Training and consulting service sales performance during the quarter was primarily attributable to the following factors in our OSBU divisions:

•
Domestic - Our domestic training sales declined by $0.9 million, or 5 percent, primarily due to a $0.6 million decrease in our sales effectiveness training sales and a $0.5 million decrease in seminar presentations by Dr. Stephen R. Covey. Decreased sales effectiveness training was primarily due to reduced demand for this curriculum during the quarter. Training seminars presented by Dr. Covey were favorably influenced in the prior year by the release of The 8th Habit book and the demand for these presentations did not continue at the same level in fiscal 2006. These declines were partially offset by increased sales of other training courses, especially those related to our The 7 Habits of Highly Effective People training courses. In addition, training manual sales increased by $0.5 million and the number of training and consulting days delivered increased by 12 percent over the prior year.

•
International - International sales increased $0.3 million, or 3 percent, compared to the prior year. The increase was the result of increased licensee royalty revenues and increased sales at our directly owned offices in Canada, Australia, and Brazil. Partially offsetting these sales increases were the correction of misstatements at our Mexico subsidiary and the translation of foreign sales to United States dollars. During the quarter ended May 27, 2006, we determined that our Mexico subsidiary misstated its financial results in prior periods by recording improper sales transactions and not recording all operating expenses in proper periods. We determined that the misstatements occurred during fiscal 2002 through fiscal 2006 in various amounts. The correction of these misstatements, which primarily occurred in prior fiscal years, resulted in a $0.5 million decrease in international sales. The translation of foreign sales to United States dollars resulted in a $0.3 million unfavorable impact to our consolidated sales as certain foreign currencies, particularly the Japanese Yen, weakened against the United States dollar during much of the quarter ended May 27, 2006.

Gross Profit

Gross profit consists of net sales less the cost of goods sold or the cost of services provided. Our overall gross margin, which is gross profit stated in terms of a percentage of sales, declined to 57.3 percent, compared to 58.2 percent in the comparable quarter of fiscal 2005. The decline was primarily attributable to increased training and consulting services costs from our Symposium conference events held during the quarter. Our gross margin on product sales decreased slightly to 51.6 percent compared to 52.0 percent in fiscal 2005.

For the quarter ended May 27, 2006, our training and consulting services gross margin declined to 63.3 percent compared to 65.3 percent in the prior year. The decrease in gross margin during the quarter was primarily attributable to increased direct costs associated with our annual Symposium conferences that were held at various locations in the United States and in the United Kingdom, and increased cost of sales at certain international locations. These decreases were partially offset by increased sales of certain higher margin training and consulting sales.

Operating Expenses

Selling, General and Administrative - Our selling, general, and administrative (“SG&A”) expenses decreased $0.5 million, or 1 percent, compared to the prior year. The decline in SG&A expenses was primarily due to reduced retail store costs resulting from fewer stores and the favorable results of initiatives to reduce overall operating costs. Our retail store costs decreased $1.1 million due to store closures that occurred in prior periods. In addition to these decreases, we continue to implement strategies designed to reduce our overall operating costs. Our cost-reduction efforts have included retail store closures, headcount reductions, and other measures designed to focus our resources on critical activities and projects related to growth opportunities. The favorable impact of these efforts resulted in reduced SG&A expenses in many areas of the Company during the quarter ended May 27, 2006.

Partially offsetting these expense reductions were costs related to our investment in various growth initiatives, the correction of misstatements in a foreign subsidiary, and increased accounting and consulting fees primarily associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. During fiscal 2005 and 2006 we began numerous initiatives designed to produce business growth in future periods. These initiatives included hiring additional sales people in both OSBU and CSBU, increased advertising and marketing programs, additional curriculum and product development, and increased spending on sales effectiveness training. Due to the time necessary to implement these growth strategies, including training new sales personnel and effectively rolling out new training offerings and products, these growth initiatives may not add material benefits to our fiscal 2006 operating results. However, we believe that these investments in additional sales personnel, increased marketing, and new consulting, training, and product offerings will allow us to increase our sales and improve our operating performance in future periods. During the quarter ended May 27, 2006, we determined that our subsidiary in Mexico misstated its financial results in prior periods by recording improper sales transactions and not recording all operating expenses in proper periods. We determined that the misstatements occurred during fiscal 2002 through fiscal 2006 in various amounts. We corrected these misstatements during the quarter ended May 27, 2006 and recorded a $0.5 million charge to SG&A expenses. We are currently in the process of becoming compliant with the internal control requirements found in Section 404 of the Sarbanes-Oxley Act of 2002. During the quarter ended May 27, 2006, we recorded $0.3 million of additional accounting and consulting fees related to our compliance efforts.

We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability. During this assessment process, judgments are made as to whether under-performing or unprofitable stores should be closed. As a result of this evaluation process, we closed 6 retail store locations during the quarter ended May 27, 2006 and have closed 2 additional retail locations subsequent to the end of the quarter. We incurred and expensed $0.1 million of costs related to closed stores during each of the quarters ended May 27, 2006 and May 28, 2005. The costs associated with closing retail stores are typically comprised of charges related to vacating the premises, which may include a provision for the remaining term on the lease, and severance and other personnel costs, which are included as a component of SG&A expenses. We may continue to incur store closing expenses in future periods if we determine to close additional retail locations.
Return to Index

Depreciation and Amortization - Depreciation expense decreased $0.7 million, or 39 percent, compared to the third quarter of fiscal 2005 primarily due to the full depreciation or disposal of certain property and equipment (including retail stores) and the effects of significantly reduced capital expenditures during preceding fiscal years. Based upon these events and current capital spending trends, we expect that depreciation expense will continue to decline during the remainder of fiscal 2006 as compared to prior periods.

Amortization expense from definite-lived intangible assets totaled $0.9 million for the quarter ended May 27, 2006 compared to $1.0 million in the prior year. We expect intangible asset amortization expense to decline compared to the prior year since certain intangible assets became fully amortized during fiscal 2006.

Other Income and Expense Items

Interest Expense - Our interest expense increased $0.6 million primarily due to the sale of our corporate headquarters facility and the resulting interest component of our lease payments to the landlord. We are accounting for the lease on the corporate facility as a financing obligation, which is accounted for similar to long-term debt.

Income Taxes

During the quarter ended May 27, 2006, we recognized income tax benefits totaling $2.8 million compared to $3.0 million in fiscal 2005. The income tax benefits reported in these periods primarily resulted from the expiration of the statute of limitations for various tax exposures, which were partially offset by income taxes incurred by our profitable foreign subsidiaries and foreign income taxes on payments received from foreign licensees.

We were unable to offset our tax liabilities in foreign jurisdictions with our domestic operating loss carryforwards. In addition, our history of significant operating losses has precluded us from demonstrating that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of other deferred income tax assets will be realized. Accordingly, we have recorded valuation allowances on the majority of our domestic deferred income tax assets at May 27, 2006. As our operating results continue to improve and our taxable income continues to increase, we are accumulating positive evidence which may allow the Company to reverse these valuation allowances on our deferred income tax assets in a future period.

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

Three Quarters Ended May 27, 2006 Compared to the Three Quarters Ended May 28, 2005

Sales

Product Sales - Overall product sales, which primarily consist of planners, binders, software, and handheld electronic planning devices that are primarily sold through our Consumer and Small Business Unit (CSBU) channels, declined $8.0 million, or 6 percent, compared to the prior year. The decline in product sales was primarily due to the following performance in our CSBU channels:

•
Retail Stores - Retail sales declined $9.9 million compared to the prior year. The decrease was due to fewer stores, which had a $10.3 million impact on sales, and reduced demand for technology and specialty products, which totaled $1.4 million. Partially offsetting these declines were increased “core” product sales. Improved core product sales trends were reflected in a 1 percent increase in comparable store sales compared to the prior year.

•
Consumer Direct - Year-to-date sales through our consumer direct channels (catalog, eCommerce, and public seminars) remained relatively consistent with the prior year and increased slightly due to increased public seminar sales and the transition of clients from closed retail stores to consumer direct channels.

•	Wholesale - Sales through our wholesale channel increased $1.0 million primarily due to the timing of product sales to these entities and increased demand from wholesale channel customers.

•
Other CSBU - Other CSBU sales consist primarily of domestic printing and publishing sales and building sublease revenues. The increase in other CSBU revenues was primarily due to increased sublease revenue compared to the prior year.

Training and Consulting Services - Our overall training and consulting service sales increased by $4.6 million, or 6 percent, compared to the same period of the prior year. The improvement in training and consulting service sales was primarily attributable to the following sales performance during the first three quarters of fiscal 2006 in our OSBU divisions:

•
Domestic - Our domestic training sales increased by $1.1 million, or 2 percent, compared to fiscal 2005. The increase was primarily due to improved sales of training courses related to our refreshed The 7 Habits of Highly Effective People curriculum. Increased sales of these programs were partially offset by decreased sales effectiveness training sales. Training manual sales increased by $2.6 million and the number of training and consulting days delivered increased by 8 percent over the prior year.

•
International - International sales increased $2.3 million, or 6 percent, compared to the prior year. The increase was the result of improved sales performance at our directly owned offices in Canada and Japan, and increased licensee royalty revenues. These increases were partially offset by the translation of foreign sales, which resulted in a $1.1 million unfavorable impact to our consolidated sales as certain foreign currencies, particularly in Japan, weakened against the United States dollar during the three quarters ended May 27, 2006.

Gross Profit

Gross profit consists of net sales less the cost of goods sold or the cost of services provided. Our overall gross margin, which is gross profit stated in terms of a percentage of sales, improved slightly for the three quarters ended May 27, 2006 to 60.2 percent of sales, compared to 59.8 percent in the comparable period of fiscal 2005. The improvement in our overall gross margin was primarily due to increased training sales as a percent of total sales and favorable product sales mix changes. Training and consulting service sales, which typically have higher gross margins than our product sales, increased to 41 percent of total sales in fiscal 2006 compared to 38 percent in the prior year.

Our gross margin on product sales improved to 55.3 percent compared to 54.4 percent and was primarily due to a favorable shift in our product mix as sales of higher-margin paper products and binders increased as a percent of total sales, while sales of lower-margin technology and specialty products continue to decline, and to better inventory management practices during fiscal 2006.

Training and consulting services gross margin, as a percent of sales, declined slightly to 67.4 percent compared to 68.4 percent in fiscal 2005 primarily due to higher costs associated with our Symposium conferences which were held during the quarter ended May 27, 2006 and increased cost of sales in certain international locations.

Operating Expenses

Selling, General and Administrative - Our SG&A expenses decreased $2.1 million, or 2 percent, compared to the prior year. The decrease in SG&A expenses was primarily due to reduced retail store costs resulting from fewer stores and the favorable results of initiatives to reduce overall operating costs. Our retail store costs decreased $3.6 million primarily due to store closures that occurred in prior periods. We also recovered $0.3 million of legal costs from the WMA settlement during the quarter ended February 25, 2006. In addition to these decreases, we continue to implement strategies designed to reduce our overall operating costs. The favorable impact of these efforts has resulted in reduced SG&A expenses in many areas of the Company during the three quarters ended May 27, 2006. These cost reductions were partially offset by increased spending on growth initiatives (refer to discussion below), $0.7 million of increased travel expenses resulting from additional employee training and sales leadership events, $0.4 million of increased accounting fees primarily related to compliance with section 404 of the Sarbanes-Oxley Act of 2002, and the correction of misstated operating expenses at our Mexico subsidiary totaling $0.5 million.

During fiscal 2006, we have invested in various initiatives intended to grow our business in future periods. These initiatives included hiring additional sales people in both OSBU and CSBU, increased advertising and marketing programs, additional curriculum and product development, and increased spending on sales effectiveness training. Due to the time necessary to implement these growth strategies, including training new sales personnel and effectively rolling out new training offerings and products, these growth initiatives may not add material benefits to our fiscal 2006 operating results. However, we believe that these investments in additional sales personnel, increased marketing, and new consulting, training, and product offerings will allow us to increase our sales and improve our operating performance in future periods.

We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability. As a result of this evaluation process, we closed 14 retail stores during the three quarters ended May 27, 2006 and have closed 2 additional retail locations subsequent to May 27, 2006. We incurred and expensed $0.4 million of costs related to store closure activities compared to $0.8 million for store closure costs in the same period of the prior year. We may continue to incur store closing expenses in future periods if we determine to close additional retail locations.

During the second quarter of fiscal 2006 our shareholders approved a long-term incentive plan (LTIP) that permits the grant of unvested share awards of common stock to certain employees. These LTIP share awards granted during fiscal 2006 cliff vest on August 31, 2008, which is the completion of a three-year performance period. The number of shares that are finally awarded to participants is variable and is based entirely upon the achievement of a combination of performance objectives related to sales growth and operating income during the three-year performance period. The award was initially for 377,665 shares (target award) of common stock. The award shares were valued at $6.60 per share, and the corresponding initial compensation cost totaled $2.5 million. However, the number of shares that will ultimately vest under the LTIP will vary depending on whether the performance criteria are met or exceeded. The award will be reviewed quarterly and the value may be adjusted, depending on the performance of the Company compared to the award criteria. The compensation cost of the award is being expensed over the three-year service period of the award. As a result, the award will increase our SG&A expense during the vesting period.

On September 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement No. 123R requires all share based-payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Although the additional compensation expense resulting from the adoption of SFAS No. 123R was immaterial to the three quarters ended May 27, 2006, our operating expenses may be unfavorably affected in future periods if we grant additional stock options or participation in our employee stock purchase program increases.

Depreciation and Amortization - Depreciation expense decreased $2.6 million, or 41 percent, compared to the first three quarters of fiscal 2005 primarily due to the full depreciation or disposal of certain property and equipment and the effects of significantly reduced capital expenditures during preceding fiscal years. Based upon these events and current capital spending trends, we expect that depreciation expense will continue to decline during the remainder of fiscal 2006 as compared to prior periods.

Amortization expense on definite-lived intangible assets totaled $2.9 million for the three quarters ended May 27, 2006 compared to $3.1 million in the prior year. We expect intangible asset amortization expense to total $3.8 million in fiscal 2006.

Other Income and Expense Items

Interest Income - Our interest income increased $0.4 million primarily due to increased interest rates and higher average cash balances in our interest-bearing cash accounts.

Interest Expense - Our interest expense increased $1.9 million primarily due to the sale of our corporate headquarters facility and the resulting interest component of our lease payments to the landlord.

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

Income Taxes

For the three quarters ended May 27, 2006 we recorded an income tax benefit of $0.3 million, compared to a benefit of $1.2 million for the same period of the prior year. These tax benefits resulted primarily from the expiration of the statute of limitations for various tax exposures, which were partially offset by income taxes incurred by our profitable foreign subsidiaries and foreign income taxes on payments received from foreign licensees. During the second quarter of fiscal 2006 we also received a $0.6 million tax assessment from a foreign jurisdiction, further offsetting the tax benefits for the period.

We were unable to offset our tax liabilities in foreign jurisdictions with our domestic operating loss carryforwards. In addition, our history of significant operating losses has precluded us from demonstrating that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of other deferred income tax assets will be realized. Accordingly, we have recorded valuation allowances on the majority of our domestic deferred income tax assets at May 27, 2006. As our operating results continue to improve and our taxable income continues to increase, we are accumulating positive evidence which may allow the Company to reverse these valuation allowances on our deferred income tax assets in a future period.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of capital have been net cash provided by operating activities, line-of-credit financing, long-term borrowings, asset sales, and the issuance of preferred and common stock. We currently rely primarily upon cash flows from operating activities and cash on hand to maintain adequate liquidity and working capital levels. Our third fiscal quarter, which includes our seasonally low-product sales months, has historically produced near break-even operating results and does not generally produce significant cash flows from operating activities. At May 27, 2006, we had $28.8 million of cash and cash equivalents compared to $51.7 million at August 31, 2005. Our net working capital (current assets less current liabilities) decreased to $39.8 million at May 27, 2006 compared to $49.9 million at August 31, 2005.

During the first three quarters of fiscal 2006, one of our primary uses of cash has been the redemption of Series A preferred stock. During this period, we have redeemed a total of $20.0 million, or approximately 800,000 shares, of our outstanding preferred stock. Since the fiscal 2005 sale of our corporate headquarters facility, we have redeemed $50.0 million of preferred stock which has reduced our preferred stock dividend obligation by $5.0 million per year. However, in connection with the sale of our corporate campus, which provided proceeds of $32.4 million, we incurred a long-term financing obligation for the purchase price. The annual payments on the financing obligation are approximately $3.0 million per year for the first five years with two percent annual increases thereafter. The Company believes that its strategy related to the sale of the corporate campus and subsequent redemptions of preferred stock will improve overall cash flows in future periods. In addition to preferred stock redemptions, we also obtained authorization from the Board of Directors to purchase up to $10.0 million of our common stock. During the three quarters ended May 27, 2006, we have purchased 485,500 shares of common stock for $3.9 million under the terms of this recently approved program to purchase common shares. We currently anticipate that additional preferred stock redemptions and common stock purchases will occur in future periods if our cash flows from operating activities continue to improve.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 27, 2006.
Return to Index

Cash Flows From Operating Activities

During the three quarters ended May 27, 2006, our net cash provided by operating activities totaled $9.9 million compared to $13.7 million for the same period of the prior year. Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business. The primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses. Cash used for changes in working capital during the first three quarters of fiscal 2006 was primarily related to 1) payments made to reduce accrued liabilities and accounts payable from seasonally high August 31 balances; 2) increased accounts receivable balances; and 3) purchases of additional inventories. We believe that our continued efforts to optimize working capital balances, combined with existing and planned sales growth programs and cost-cutting initiatives, will improve our cash flows from operating activities in future periods. However, the success of these efforts, and their eventual contribution to our cash flows, is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

Net cash used for investing activities totaled $5.1 million for the three quarters ended May 27, 2006. Our primary uses of cash for investing activities were the purchase of property and equipment, which consisted primarily of computer hardware and software and totaled $3.3 million, and further investment in curriculum development, primarily related to new and refreshed training courses based primarily on The 7 Habits of Highly Effective People, which totaled $1.8 million.

Cash Flows From Financing Activities

Net cash used for financing activities during the three quarters ended May 27, 2006 totaled $27.7 million. Our primary uses of cash for financing activities during this period were the redemption of $20.0 million, or approximately 800,000 shares, of Series A preferred stock, payment of preferred stock dividends totaling $4.0 million (which included accrued dividends on redeemed shares through the date of redemption), and purchases of our common stock totaling $4.0 million. We also used restricted cash, generated from a portion of the proceeds of the corporate headquarters sale totaling $0.7 million to repay the mortgage, including a $0.1 million prepayment penalty, on one of the buildings that was sold in the campus sale transaction that was completed in fiscal 2005.

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential liabilities or create adverse consequences to our liquidity. During the quarter ended May 27, 2006 we amended our outsourcing agreement with Electronic Data Systems Corporation (EDS). One of the key provisions of this amendment is reduced required minimum annual payments for information systems support. Although we may pay more than the minimum required payments due to actual usage and other factors, the contractually required minimum annual payments were reduced by a total of $84.2 million over the life of the outsourcing agreement, which extends through June 30, 2016. The following table has been revised to reflect the decreased minimum required annual payments to EDS for outsourcing services as well as the impact of fiscal 2006 preferred stock redemptions, totaling $20.0 million, on projected dividend payments and monitoring fees paid to a preferred stock investor. Contractual obligations in other captions presented have not changed materially from those disclosed in our fiscal 2005 report on Form 10-K and were not revised (in thousands).

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

We currently account for the management common stock loans as equity-classified stock option arrangements. Under the provisions of SFAS No. 123R, which we adopted on September 1, 2005, additional compensation expense will be recognized only if the Company takes action that constitutes a modification which increases the fair value of the arrangements. During the quarter ended May 27, 2006, the Company offered management stock loan participants the opportunity to formally modify the terms of their stock loans in exchange for placing stock loan shares in an escrow account controlled by the Company. Under terms of the new modifications, the management stock loan due date will be changed to be the earlier of (a) March 30, 2013, or (b) the date on which the Company’s stock closes, as reported by the exchange or market that is the principal market for our common stock, at or above the price per share such that the value of the shares acquired by the participant equals the principal and accrued interest on the participant’s promissory note (the Breakeven Price). The modifications give the Company the right to redeem the stock on the due date of the promissory note. In addition, the interest rate on the loans will increase from 3.16 percent compounded annually to 4.72 percent compounded annually. Since these new modifications do not increase the fair value of the arrangements, we did not recognize any additional compensation expense.

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

Our international strategy includes the use of licensees in countries where we do not have a directly-owned operation. Licensee companies are unrelated entities that have been granted a license to translate the Company’s content and curriculum, adapt the content and curriculum to the local culture, and sell the Company’s training seminars and products in a specific country or region. Licensees are required to pay us royalties based upon a percentage of the licensee’s sales. The Company recognizes royalty income each period based upon the sales information reported to the Company from the licensee.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Stock-Based Compensation

Effective September 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method, and therefore have not restated prior periods’ financial results. Under this method, we recognize compensation expense for all share-based payments granted after September 1, 2006 and prior to but not yet vested as of September 1, 2006, in accordance with SFAS No. 123R. Prior to the adoption of SFAS No. 123R, we accounted for share-based payments under APB No. 25, and therefore we generally recognized compensation expense from stock options only when we granted options with an exercise price below the market price on the date of grant or made modifications to stock option terms which increased the fair value of the award.

During fiscal 2006, we granted unvested stock-based compensation awards to certain employees in a Board of Director approved long-term incentive plan (LTIP). The LTIP share awards granted during fiscal 2006 cliff vest on August 31, 2008, which is the completion of a three-year performance period. The number of shares that are finally awarded to LTIP participants is variable and is based entirely upon the achievement of a combination of performance objectives related to sales growth and operating income during the three-year performance period. Due to the variable number of shares that may be issued under the LTIP, we reevaluate the LTIP on a quarterly basis and adjust the number of shares expected to be awarded based upon financial results of the Company as compared to the performance goals set for the award. Adjustments to the number of shares awarded, and to the corresponding compensation expense, are based upon estimated future performance and are made on a cumulative basis at the date of adjustment based upon the probable number of shares to be awarded. Actual results could differ from estimates made during the service, or vesting, period. The total compensation cost of the 2006 LTIP grant will be equal to the number of shares finally issued multiplied by $6.60 per share, the fair value of the common shares determined at the grant date.

We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model. However, at May 27, 2006 the remaining cost associated with our unvested stock options was insignificant.

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
Return to Index

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, Accounting For Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143. This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, we will be required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally upon acquisition, construction, development, and (or) through the normal operation of the asset. The effective date for FIN No. 47 is no later than the end of fiscal years ending after December 15, 2005, which is August 31, 2006 for the Company. As of May 27, 2006, we do not believe that the adoption of FIN No. 47 will have a material impact on our consolidated financial statements.

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

During the quarter and three quarters ended May 27, 2006, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts. The gains and losses on these contracts were recorded as a component of SG&A expense in the Company’s consolidated statements of operations and resulted in the following net gains or losses for the periods indicated (in thousands):

	Quarter Ended		Three Quarters Ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Losses on foreign exchange contracts	$(208)	$(31)	$(276)	$(384)
Gains on foreign exchange contracts	33	53	256	56
Net gain (loss) on foreign exchange contracts	$(175)	$22	$(20)	$(328)

At May 27, 2006, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of our foreign currency sell contracts that did not qualify for hedge accounting were as follows at May 27, 2006 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	322,000	$2,901
Australian Dollars	1,536	1,159
Mexican Pesos	10,900	951

During the three quarters ended May 28, 2005, we also entered into foreign currency forward contracts that were designed to manage foreign currency risks related to the value of our net investment in foreign operations located in Canada, Japan, and the United Kingdom. These foreign currency forward instruments, which expired on a monthly basis, qualified for hedge accounting and corresponding gains and losses were recorded as a component of other comprehensive income in our consolidated balance sheet. During the three quarters ended May 28, 2005, we recorded losses totaling $0.3 million from these contracts.

During the quarter ended May 27, 2006, we did not utilize net investment contracts or other derivative contracts that qualified for hedge accounting. However, the Company may utilize net investment hedge contracts in future periods as a component of its overall foreign currency risk strategy.

Interest Rate Sensitivity

The Company is exposed to fluctuations in U.S. interest rates primarily as a result of the cash and cash equivalents that we hold. Our debt balances consist primarily of a financing obligation associated with the sale of our corporate headquarters facility and a long-term mortgage on certain of our buildings and property. As such, we do not have significant exposure or additional liability due to interest rate sensitivity and we were not party to any interest rate swap or other interest related derivative instruments during the quarter ended May 27, 2006.
Return to Index

ITEM 4. CONTROLS AND PROCEDURES

During the quarter ended May 27, 2006, we determined that our Mexico subsidiary had misstated its financial results in prior periods by recording improper sales transactions and not recording all operating expenses in proper periods. We determined that the misstatements occurred during fiscal 2002 through fiscal 2006 in various amounts. The Audit Committee engaged an independent legal firm to investigate the misstatements and they concluded that such misstatements were intentional. The Company determined that the impact of these misstatements was immaterial to previously issued financial statements and we recorded a $0.5 million decrease to international sales and a $0.5 million increase in selling, general, and administrative expenses during the quarter ended May 27, 2006 to correct these misstatements. In light of these misstatements at our Mexico subsidiary, management has concluded that, as of May 27, 2006, a material weakness in the Company’s internal control over financial reporting existed related to international operations.  Specifically, we determined that we did not have adequate oversight of the accounting policies and procedures of our international locations.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and included consideration of the material weakness related to income taxes disclosed in our Form 10-K for the fiscal year ended August 31, 2005. Based on this evaluation, and as a result of the material weakness in our internal control over financial reporting related to our international operations, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 27, 2006.

Changes in Internal Control Over Financial Reporting

In order to remediate the aforementioned material weakness, certain personnel at our Mexico subsidiary have been terminated, and management is in the process of implementing new processes and internal controls over financial reporting including by aligning international accounting oversight with qualified personnel in the United States, expanding the contents of our monthly international reporting package, conducting more in-depth financial reviews for each country, increasing the frequency of on-site reviews and testing of internal controls, implementing of a training program for foreign accounting personnel, and changing the reporting structure so that international financial professionals report directly to a financial professional in the United States. We are also in the process of documenting processes and controls in the foreign locations to improve the quality of international financial accounting and reporting at all of our foreign subsidiary locations.

Other than as described above, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended May 27, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Forward-looking statements are based on management’s expectations as of the date made. Actual future performance and results will differ and may differ materially from that contained in or suggested by forward-looking statements as a result of the factors set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in our filings with the SEC.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

The Company is providing the following information regarding changes that have occurred to previously disclosed risk factors from our Form 10-K for the fiscal year ended August 31, 2005:

Our strategy of outsourcing certain functions and operations may fail to reduce our costs for these services - We have an outsourcing contract with Electronic Data Systems (EDS) to provide warehousing, distribution, information systems, and call center operations. Under terms of the outsourcing contract and its addendums, EDS operates the Company’s primary call center, provides warehousing and distribution services, and supports our various information services. Certain components of the outsourcing agreement contain minimum activity levels that we must meet or we will be required to pay penalty charges. During the quarter ended May 27, 2006, we amended our outsourcing agreement with EDS. One of the key provisions of this amendment is reduced required minimum annual payments for information systems support. Although we may pay more than the minimum required payments due to actual usage and other factors, the contractually required minimum annual payments were reduced by a total of $84.2 million over the life of the outsourcing agreement, which extends through June 30, 2016. The Company believes that the reduced minimum charges will reduce our risk of penalty charges and that we will be able to realize benefits from the outsourcing agreement.

We may elect to use our cash to redeem shares of preferred stock, which may decrease our ability to respond to adverse changes - Our outstanding preferred stock bears a cumulative dividend equal to 10 percent per annum. During fiscal 2005, we utilized a portion of the proceeds from the sale of our corporate headquarters to redeem $30.0 million of our preferred stock. Subsequent to August 31, 2005, we redeemed an additional $10.0 million of preferred stock and we proposed an amendment to the terms of our preferred stock recapitalization that was completed in fiscal 2005 to extend the period during which we can redeem preferred stock at an amount equal to the liquidation preference. We obtained shareholder approval of the amendment during the second quarter of fiscal 2006 and redeemed an additional $10.0 million of preferred stock in connection with this amendment to extend the redemption period to December 31, 2007. We anticipate that we may redeem additional shares of preferred stock in the future to the extent that we believe sufficient cash is available to do so. Additional preferred stock redemptions will reduce our cash on hand and may reduce our ability to adequately respond to any future adverse changes in our business and operations, whether anticipated or unanticipated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company acquired the following securities during the quarter ended May 27, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Common Shares:
February 26, 2006 to April 1, 2006	-	$-	none	n/a

April 2, 2006 to April 29, 2006	144,200	8.97	144,200	n/a

April 30, 2006 to May 27, 2006	131,100	8.17	131,100	n/a

Total Common Shares	275,300	$8.59		760,057(1)

Total Preferred Shares	none	none

(1) In January 2006, the Company’s Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock. All previous authorized common stock purchase plans were canceled. Since the approval of this stock purchase plan, we have purchased 485,500 shares of common stock for $3.9 million. The maximum number of shares that may yet be purchased under this plan was calculated by dividing the remaining approved dollars by $7.99, which was the closing price of the Company’s common stock on May 26, 2006 (the last trading day of the fiscal quarter).

Item 6.  Exhibits

(A)	Exhibits:

10.1
Amendment No. 6 to the Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services L.L.C. dated April 1, 2006 and incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on April 5, 2006.

31	Rule 13a-14(a) Certifications of the CEO and CFO.

32	Section 1350 Certifications of the CEO and CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date:	July 11, 2006	By:	/s/ ROBERT A. WHITMAN
Robert A. Whitman
Chief Executive Officer

Date:	July 11, 2006	By:	/s/ STEPHEN D. YOUNG
Stephen D. Young
Chief Financial Officer

Return to Index