Form 10-K
period 2006-08-31
FRANKLIN COVEY CO
filed 2006-11-14
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSISTION PERIOD FROM ___ TO ___

         Franklin Covey Co.
(Exact name of registrant as specified in its charter)

Utah	1-11107	87-0401551
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Commission File No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant ot Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See deifinition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):
☐Large accelerated filer	☑Accelerated filer	☐Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

As of February 24, 2006, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $126.3 million.

As of November 1, 2006, the Registrant had 19,678,591 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 19, 2007, are incorporated by reference in Part III of this Form 10-K.

FRANKLIN COVEY CO.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
AUGUST 31, 2006

Table of Contents

Part I.
	Item 1.	Business
	Item 1A.	Risk Factors
	Item 1B.	Unresolved Staff Comments
	Item 2.	Properties
	Item 3.	Legal Proceedings
	Item 4.	Submission of Matters to a Vot of Security Holers

Part II.
	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
	Item 6.	Selected Financial Data
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
	Item 8.	Financial Statements and Supplementary Data
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
	Item 9A.	Controls and Procedures
	Item 9B.	Other Information

Part III.
	Item 10.	Directors and Executive Officers of the Registrant
	Item 11.	Executive Compensation
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	Item 13.	Certain Relationships and Related Transactions
	Item 14.	Principal Accountant Fees and Services

Part IV.
	Item 15.	Exhibits and Financial Statement Schedules

Signatures
	Exhibit 21	Franklin Covey Co. Subsidiaries
	Exhibit 23	Consent of Independent Registered Public Accounting Firm
	Exhibit 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
	Exhibit 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
	Exhibit 32	Section 1350 Certifications
	Exhibit 99.1	Report of KPMG LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statement Schedule for the years ended August 31, 2006, 2005, and 2004
	Exhibit 99.2	Financial Statement Schedule II - Valuation and Qualifying Accounts and Reserves

PART I

ITEM 1.	Business

General

Franklin Covey Co. (the Company, we, us, our or FranklinCovey) influences organizations, families and individuals the world over by helping them achieve their own great purposes through teaching the principles and practices of effectiveness and by providing reinforcement tools like the FranklinCovey Planning System. Nearly 1,500 FranklinCovey associates world-wide delivered timeless and universal curriculum and effectiveness tools to more than five million customers in fiscal 2006. We strive to excel in this endeavor because we believe that:

●	People are inherently capable, aspire to greatness, and have the power to choose.
●	Principles are timeless and universal and are the foundation to lasting effectiveness.
●	Leadership is a choice, built inside out on a foundation of character. Great leaders unleash the collective talent and passion of people toward the right goal.
●	Habits of effectiveness come only from the committed use of integrated processes and tools.
●	Sustained superior performance requires a balance of performance and performance capability (P/PC Balance®) - a focus on achieving results and building capability.

The Opportunity

Corporations, organizations and individuals cumulatively purchased more than $13 billion1  in 2006 and estimated to purchase more than $15 billion in 2007 professional performance training curricula, books, tapes, CD’s and other tools in an effort to improve their effectiveness and productivity. The training industry is divided into two segments - IT training and performance skills training. The performance skills training segment of the industry represented an estimated $7 billion in sales in 2006 and is expected to grow to nearly $9 billion in 2007 through sales of hundreds of different curricula, delivered to both corporations and individual customers. In addition to training, the performance skills industry includes a number of measurement methodologies and integrated implementation tools. The measurement methodologies include return on investment analysis and behavior modification measurement. Implementation tools are designed to increase learning retention and increase behavior modification. Many companies in the industry specialize in only one or two of these areas.
____________________________
1 Simba Information, Corporate Training Market 2006: Forecast and Analysis. (2006)

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

In fiscal 2006, we provided products and services to 90 of the Fortune 100 companies and more than 75 percent of the Fortune 500 companies. We also provide products and services to a number of U.S. and foreign governmental agencies, including the U.S. Department of Defense, as well as numerous educational institutions. We provide training curricula, measurement services and implementation tools internationally, either through directly operated offices, or through licensed providers. At August 31, 2006, we had direct operations in Australia, Brazil, Canada, Japan, Mexico and the United Kingdom. We also had licensed operations in 75 countries and licensed rights in more than 130 countries. More than 450,000 individuals were trained during the fiscal year ended August 31, 2006.

Unless the context requires otherwise, all references to the Company, we, us, our or to FranklinCovey herein refer to Franklin Covey Co. and each of its operating divisions and subsidiaries. The Company's principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331 and our telephone number is (801) 817-1776.

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

Books. The principles we teach in our curriculum have also been published in book, audiotape and CD formats. Books to which the Company holds copyrights include The 7 Habits of Highly Effective People®, Principle-Centered Leadership, First Things First, The 7 Habits of Highly Effective Families, Nature of Leadership, Living the 7 Habits, and the latest book, The 8th Habit: From Effectiveness to Greatness all by Stephen R. Covey, The 10 Natural Laws of Time and Life Management, What Matters Most and The Modern Gladiator by Hyrum W. Smith, The Power Principle by Blaine Lee, The 7 Habits of Highly Effective Teens by Sean Covey and Business Think by Dave Marcum and Steve Smith. These books, as well as audiotape and CD audio versions of many of these products, and the products mentioned above are sold through general retail channels, as well as through our own catalog, our e-commerce Internet site at www.franklincovey.com and our retail stores.

Training and Consulting Services

We offer training and consulting services for organizations through a combination of assessment instruments, including the xQ (Execution Quotient™) Profile and the 7 Habits Profile, and training courses including FOCUS: Achieving Your Highest Priorities™; The 4 Disciplines of Execution™; The 4 Roles of Leadership™; and The 7 Habits of Highly Effective People®. We measure the impact of training investments for our clients through pre- and post- assessment profiles and return on investment analysis. These services are marketed and delivered world-wide through our Organizational Solutions Business Unit (OSBU), which consists of consultants, selected through a competitive and demanding process, and sales professionals.

Training and Education Programs. We offer a range of training programs designed to measurably improve the effectiveness of individuals and organizations. Our programs are oriented to address personal, interpersonal, managerial and organizational needs. In addition, we believe that our learning process provides an engaging and behavior-changing experience, which frequently generates additional business. During fiscal year 2006, more than 450,000 individuals were trained using the Company’s curricula in its single and multiple-day workshops and seminars. We also offer assessment tools to help organizational clients determine the effectiveness of implementing company goals. The xQ Survey is an exclusive FranklinCovey assessment tool that gathers information, from an employee perspective, on how well organizational goals are understood and are being carried out. The survey questions, administered through a Web-based system, probe for details to uncover underlying focus and teamwork barriers or issues.

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

Segment Information

To help us fulfill our mission of enabling greatness in people and organizations everywhere, we have organized our business in two segments: (1) the Consumer Solutions Business Unit (CSBU) designed to reach individual consumers; and (2) the Organizational Solutions Business Unit (OSBU) designed to serve organizational clients. The following table sets forth, for the periods indicated, the Company's revenue from external customers for each of its operating segments (in thousands):

	2006	2005	2004
Consumer Solutions Business Unit
Retail Stores	$62,440	$74,331	$87,922
Consumer Direct	63,681	62,873	60,091
Wholesale	19,783	19,691	21,081
Other	4,910	3,757	2,007
Total CSBU	150,814	160,652	171,101
Organizational Solutions Business Unit
Domestic	71,108	68,816	56,015
International	56,701	54,074	48,318
Total OSBU	127,809	122,890	104,333
Total	$278,623	$283,542	$275,434

We market products and services to organizations, schools and individuals both domestically and internationally through FranklinCovey retail stores, our consumer direct channel (which includes catalog operations, our Internet website at www.franklincovey.com and public seminar programs), our organizational and educational sales forces and other distribution channels. Our quarterly results of operations reflect seasonal trends that are primarily the result of customers who renew their FranklinCovey Planners on a calendar year basis.  Domestic training sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and vacation periods.  Additional financial information related to our operating segments, as well as geographical information can be found in the notes to our consolidated financial statements (Note 18).

Consumer Solutions Business Unit

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

At August 31, 2006, FranklinCovey had 89 domestic retail stores located in 33 states. We closed 16 retail stores in the United States during fiscal year 2006. These closures were primarily comprised of under-performing stores. The Company anticipates that it may close additional stores in fiscal year 2007.

Consumer Direct. Our Consumer Direct channel consists of sales through catalog call-in operations, Internet sales operations and public seminar programs. We periodically mail catalogs to our clients, including a fall catalog, holiday catalogs, spring and summer catalogs timed to coincide with planner renewals. Catalogs may be targeted to specific geographic areas or user groups as appropriate. Catalogs are typically printed in full color with an attractive selling presentation highlighting product benefits and features. We also market the FranklinCovey Planning System through our e-commerce Internet site at www.franklincovey.com. Customers may order catalogs and other marketing materials as well as the Company’s product line through this Internet portal.

During fiscal 2001, we entered into a long-term contract with Electronic Data Systems (EDS) of Dallas, Texas, to provide a large part of our customer relationship management in servicing our Consumer Direct customers through our catalog and e-commerce operations. We use EDS to maintain a client service department, which clients may call toll-free, from 6:00 a.m. to 7:00 p.m. MST, Monday through Friday, to inquire about a product or to place an order. Through a computerized order entry system, client representatives have access to client preferences, prior orders, billings, shipments and other information on a real-time basis. Each of the more than 65 customer service representatives has the authority to immediately solve client service problems. The integrated relationship management system provided by EDS allows orders from our customers to be processed through its warehousing and distribution systems. Client information stored within the order entry system is also used for additional purposes, including target marketing of specific products to existing clients. We believe that the order entry system helps assure client satisfaction through both rapid delivery and accurate order shipment.

Our Consumer Direct channel includes public seminar sales. Public seminars are planned and coordinated with training consultants by a staff of marketing and administrative personnel at the Company's corporate offices. The seminars are delivered by our training consultants in more than 100 major metropolitan cities throughout the United States. These seminars provide training for organizations and the general public and are also used as a marketing tool for attracting corporate and other institutional clients. Corporate training directors are often invited to attend public seminars to preview the seminar content prior to engaging FranklinCovey to train in-house employees. Smaller institutional clients often enroll their employees in public seminars when a private seminar is not cost effective.

Wholesale. We have an alliance with MeadWestvaco to sell our products through the contract stationer channel. MeadWestvaco distributes our products to contract stationer businesses such as Office Express, Office Depot, Office Max and Staples, which sell office products through catalog order entry systems to businesses and organizations. MeadWestvaco also represents FranklinCovey in the office superstore category by wholesaling the FranklinCovey Planning System to Staples, Office Depot and OfficeMax and represents us with Target Stores, for which we designed a specialty line of paper planning products branded under the “365 by FranklinCovey” under-brand label which is sold exclusively in their stores. We also have a similar distribution agreement with Heritage Industries in which they sell select products into Sam’s, Costco, Office Depot, Office Max and Staples stores and an under-brand label “DayOne by FranklinCovey” product line that is sold through WalMart stores.

Other.  Other sales included sales of printing services by FranklinCovey Printing, a wholly-owned subsidiary, miscellaneous licensing rights of FranklinCovey products and brands to various marketing customers, and sub-lease revenues from third-party tenants.

Organizational Solutions Business Unit

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

2.
We conduct public seminars in 130 cities throughout the United States, where organizations can send their employees in smaller numbers. These public seminars are also marketed directly to individuals through our catalog, e-commerce web-site, retail stores, and by direct mail.

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

We employ 103 sales professionals and business developers located in six major metropolitan areas throughout the United States who sell integrated offerings to institutional clients. We also employ an additional 49 sales professionals and business developers outside of the United States in six countries. Our sales professionals have selling experience prior to employment by the Company and are trained and evaluated in their respective sales territories. Sales professionals typically call upon persons responsible for corporate employee training, such as corporate training directors or human resource officers. Increasingly, sales professionals also call upon line leaders. Our sales professionals work closely with training consultants in their territories to schedule and tailor seminars and workshops to meet specific objectives of institutional clients.

FranklinCovey currently employs 109 training consultants in major metropolitan areas of the United States, with an additional 26 training consultants outside of the United States. Our training consultants are selected from a large number of experienced applicants. These consultants generally have several years of training and/or consulting experience and are known for their excellent presentation skills. Once selected, the training consultant goes through a rigorous training program including multiple live presentations. The training program ultimately results in the Company's certification of the consultant.

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

International Sales. We provide products, training and printing services internationally through Company-owned and licensed operations. We have Company-owned operations and offices in Australia, Brazil, Canada, Japan, Mexico and the United Kingdom. We also have licensed operations in Argentina, Austria, Bahamas, Bahrain, Bangladesh, Belgium, Bermuda, Bulgaria, Chile, China, Colombia, Costa Rica, Croatia, Czech Republic, Denmark, Dominican Republic, Ecuador, Egypt, El Salvador, Estonia, Finland, France, Germany, Greece, Greenland, Guatemala, Honduras, Hong Kong, Hungary, India, Iceland, Indonesia, Israel, Italy, Jordan, Kuwait, Latvia, Lebanon, Lithuania, Luxembourg, Malaysia, Nepal, Netherlands, Netherland Antilles, Nicaragua, Nigeria, Norway, Panama, Paraguay, Peru, Philippines, Poland, Portugal, Puerto Rico, Russia, Saudi Arabia, Singapore, Slovak Republic, Slovenia, South Africa, South Korea, Spain, Sri Lanka, Sweden, Switzerland, Taiwan, Thailand, Trinidad/Tobago, Turkey, UAE, Ukraine, Uruguay, Venezuela, Vietnam and West Indies. There are also licensee retail operations in Hong Kong and South Korea. Our seven most popular books, The 7 Habits of Highly Effective People, Principle-Centered Leadership, The 10 Natural Laws of Time and Life Management, First Things First, The Power Principle, The 7 Habits of Highly Effective Families and The 7 Habits of Highly Effective Teens are currently published in multiple languages. Financial information about our foreign operations is contained in Note 18 to our consolidated financial statements.

Strategic Distribution Alliances

We have created strategic alliances with third-party organizations in an effort to develop effective distribution of our products and services. The principal distribution alliances currently maintained by FranklinCovey are: Simon & Schuster and Saint Martin’s Press in publishing books for the Company; Nightingale-Conant to market and distribute audio and video tapes of the Company's book titles; MeadWestvaco to market and distribute selected FranklinCovey Planners and accessories through the At-A-Glance catalog office supply channels and in the office superstores channel; PalmOne™ to serve as the official training organization for its PalmOne™ products; Agilix Labs in development of the PlanPlus Software; Microsoft in conjunction with PlanPlus marketing; and Heritage Travelware. Ltd. to market and distribute selected FranklinCovey products to Sams Club, Costco and WalMart.

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

Competition

Training. Competition in the performance skills organizational training and education industry is highly fragmented with few large competitors. We estimate that the industry represents more than $6 billion in annual revenues and that the largest traditional organizational training firms have sales in the $100 million to $400 million range. Based upon FranklinCovey's fiscal 2006 organizational sales of approximately $130 million, we believe we are a leading competitor in the organizational training and education market. Other significant competitors in the training market are Development Dimensions International, Institute for International Research (IIR) (formerly Achieve Global and Zenger Miller), Organizational Dynamics Inc., Provant, Forum Corporation, EPS Solutions and the Center for Creative Leadership.

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

Binders used for our products are produced from either leather, simulated leather, fabrics or other synthetic materials. These binders are produced by multiple product suppliers. We currently enjoy good relations with our suppliers and vendors and do not anticipate any difficulty in obtaining the required binders and materials needed for our business. We have implemented special procedures to ensure a high standard of quality for binders, most of which are manufactured by suppliers in the United States, Europe, Canada, Korea, Mexico and China.

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

We expense in the same year incurred part of the costs to develop new curricula and products.  Curriculim costs are only capitalized when a course is developed that will result in significant future benefits or when there is a major revision to a course or course materials.  Our research and development expenditures totaled $2.3 million, $2.2 million, and $3.6 million in fiscal years 2006, 2005, and 2004, respectively, and capitalized curriculum costs totaled $4.0 million, $2.2 million and $1.0 million, respectively, for the same years.

Trademarks, Copyrights and Intellectual Property

We seek to protect our intellectual property through a combination of trademarks, copyrights and confidentiality agreements. We claim rights for 128 trademarks in the United States and have obtained registration in the United States and many foreign countries for many of our trademarks, including FranklinCovey, The 7 Habits of Highly Effective People, Principle-Centered Leadership, The 4 Disciplines of Execution, FranklinCovey Planner, PlanPlus, The 7 Habits and The 8th Habit. We consider our trademarks and other proprietary rights to be important and material to our business. Each of the marks set forth in italics above is a registered mark or a mark for which protection is claimed.

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

Employees

As of August 31, 2006, FranklinCovey had 1,237 full and part-time associates, including 539 in sales, marketing and training; 343 in customer service and retail; 113 in production operations and distribution; and 242 in administration and support staff. During fiscal 2002, the Company outsourced a significant part of its information technology services, customer service, distribution and warehousing operations to EDS. A number of the Company’s former employees involved in these operations are now employed by EDS to provide those services to FranklinCovey. None of our associates are represented by a union or other collective bargaining group. Management believes that its relations with its associates are good and we do not currently foresee a shortage in qualified personnel needed to operate our business.

Available Information

The Company's principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331 and our telephone number is (801) 817-1776.

We regularly file reports with the Securities and Exchange Commission (SEC). These reports include, but are not limited to, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and security transaction reports on Forms 3, 4, or 5. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of the Company’s reports on its website at www.sec.gov.

The Company makes our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished with the SEC available to the public, free of charge, through our website at www.franklincovey.com. These reports are provided through our website as soon as reasonably practicable after we file or furnish these reports with the SEC.

ITEM 1A.	Risk Factors

Our business environment, current domestic and international economic conditions, and other specific risks may affect our future business decisions and financial performance. The matters discussed below may cause our future results to differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, liquidity, results of operations, and stock price, and should be considered in evaluating the Company.

The following list of potential risks to the Company is not exhaustive. Additional business risks and uncertainties that are not presently known to us or that are not currently believed to be material may also harm our business operations and financial results.

We operate in highly competitive industries

The training and consulting industry and planner product industry are highly competitive with relatively easy entry. Competitors continually introduce new programs and products that may compete directly with our offerings. Larger and better capitalized competitors may have superior abilities to compete for clients and skilled professionals. In addition, one or more of our competitors may develop and implement training courses or methodologies that may adversely affect our ability to sell our methodologies to new clients.

We have experienced net losses in recent fiscal years and we may not be able to maintain consistent profitability

Although we reported net income in fiscal 2006, we have experienced significant net losses in recent years. While we continue to implement initiatives designed to increase our sales, reduce costs, and otherwise improve our operating results, and have recognized significant improvements in recent years, we cannot assure you that we will return to consistently profitable operations.

During previous years we have faced numerous challenges that have affected our operating results. Specifically, we have experienced, and may continue to experience the following:

•	Declining traffic in our retail stores and consumer direct channel
•	Increased risk of excess and obsolete inventories
•	Operating expenses that, as a percentage of sales, have exceeded our desired business model
•	Costs associated with exiting unprofitable or underperforming retail stores

In addition, if we are unable to maintain profitable operations we may be required to reestablish valuation allowances on our deferred tax assets if it becomes more likely than not that we would not be able to realize the benefits of those assets. The reestablishment of deferred tax assets would have an unfavorable impact upon our reported net income.

If we do not achieve the appropriate cost structure our profitability could decrease

Our future success and profitability depend in part on our ability to achieve the appropriate cost structure and be efficient in the highly competitive training, consulting, and planner industries. We are currently developing and implementing profit-enhancing initiatives and business models that impact our operations and are designed to improve our profitability. Our recent initiatives have included exiting non-core businesses, recapitalization of our preferred stock, asset sales, headcount reductions, and other internal initiatives designed to reduce our operating costs. If we do not achieve targeted business model cost levels and manage costs and processes to achieve additional efficiencies, our competitiveness and profitability could decrease.

Our results of operations are materially affected by economic conditions, levels of business activity, and other changes experienced by our clients

Uncertain economic conditions continue to affect many of our clients’ businesses and their budgets for training, consulting, and related products. Such economic conditions and budgeted spending are influenced by a wide range of factors that are beyond our control and that we have no comparative advantage in forecasting. These conditions include:

•	The overall demand for training, consulting, and our related products
•	Conditions and trends in the training and consulting industry
•	General economic and business conditions
•	General political developments, such as the war on terrorism, and their impacts upon our business both domestically and internationally
•	Natural or man-made disasters

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

Our product sales may continue to decline and result in changes to our profitability

In recent years, our product sales have declined. These product sales, which are primarily delivered through our retail stores, consumer direct channels (catalog call center, eCommerce and public seminar programs), wholesale, and government product channels, have historically been very profitable for us. However, due to recent sales declines, we have reevaluated our product business and have taken steps to restore its profitability. These initiatives have included hiring an additional sales force based at certain retail stores, retail store closures, active efforts to transition catalog customers to our eCommerce site, outsourcing our government products channel, and increasing our business through wholesale channels. However, these initiatives may also result in decreased gross margins on our product sales if lower-margin wholesale sales increase. If product sales continue to decline or gross margins decline, our product sales strategies may not be adequate to return our product delivery channels to past profitability levels.

We may not be able to compensate for lower sales or unexpected cash outlays with cost reductions significant enough to generate positive net income

Although we have initiated cost-cutting efforts that have included headcount reductions, retail store closures, consolidation of administrative office space, and changes in our advertising and marketing strategy, if we are not able to prevent further sales declines or achieve our growth objectives, we will need to further reduce our costs. An unintended consequence of additional cost reductions may be reduced sales. If we are not able to effectively reduce our costs and expenses commensurate with, or at the same pace as, any further deterioration in our sales, we may not be able to generate positive net income or cash flows from operations. Although we have experienced improved cash flows from operations during fiscal 2006 and 2005 compared to recent periods, an inability to maintain or continue to increase cash flows from operations may have an adverse impact upon our liquidity and ability to operate the business. For example, we may not be able to obtain additional financing or raise additional capital on terms that would be acceptable to us.

Our global operations pose complex management, foreign currency, legal, tax, and economic risks, which we may not adequately address

We have Company-owned offices in Australia, Brazil, Canada, Japan, Mexico, and the United Kingdom. We also have licensed operations in numerous other foreign countries. As a result of these foreign operations and their growing impact upon our results of operations, we are subject to a number of risks, including:

•	Restrictions on the movement of cash
•	Burdens of complying with a wide variety of national and local laws
•	The absence in some jurisdictions of effective laws to protect our intellectual property rights
•	Political instability
•	Currency exchange rate fluctuations
•	Longer payment cycles
•	Price controls or restrictions on exchange of foreign currencies

While we are not currently aware of any of the foregoing conditions materially adversely affecting our operations, these conditions, which are outside of our control, could change at any time.

We may experience foreign currency gains and losses

Our sales outside of the United States totaled $56.7 million, or 20 percent of total sales, in fiscal 2006. As our international operations continue to grow and become a larger component of our overall financial results, our revenues and operating results may be adversely affected when the dollar strengthens relative to other currencies and may be positively affected when the dollar weakens. In order to manage a portion of our foreign currency risk, we make limited use of foreign currency derivative contracts to hedge certain transactions and translation exposure. There can be no guarantee that our foreign currency risk management strategy will be effective in reducing the risks associated with foreign currency transactions and translation.

Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs

Our profit margin on training services is largely a function of the rates we are able to recover for our services and the utilization, or chargeability, of our trainers, client partners, and consultants. Accordingly, if we are unable to maintain sufficient pricing for our services or an appropriate utilization rate for our training professionals without corresponding cost reductions, our profit margin and overall profitability will suffer. The rates that we are able to recover for our services are affected by a number of factors, including:

•	Our clients’ perceptions of our ability to add value through our programs and products
•	Competition
•	General economic conditions
•	Introduction of new programs or services by us or our competitors
•	Our ability to accurately estimate, attain, and sustain engagement sales, margins, and cash flows over longer contract periods

Our utilization rates are also affected by a number of factors, including:

•	Seasonal trends, primarily as a result of scheduled training
•	Our ability to forecast demand for our products and services and thereby maintain an appropriate headcount in our employee base
•	Our ability to manage attrition

Our training program profitability is also a function of our ability to control costs and improve our efficiency in the delivery of our services. Our cost-cutting initiatives, which focus on reducing both fixed and variable costs, may not be sufficient to deal with downward pressure on pricing or utilization rates. As we introduce new programs and seek to increase the number of our training professionals, we may not be able to manage a significantly larger and more diverse workforce, control our costs, or improve our efficiency.

Our new training programs and products may not be widely accepted in the marketplace

In an effort to improve our sales performance, we have made significant investments in new training and consulting offerings. Additionally, we have invested in our existing programs in order to refresh these programs and keep them relevant in the marketplace, including certain programs based on the newly revised The 7 Habits of Highly Effective People curriculum. Although we believe that our intellectual property is highly regarded in the marketplace, the demand for these new programs and products is still emerging. If our clients’ demand for these new programs and products does not develop as we expect, or if our sales and marketing strategies for these programs are not effective, our financial results could be adversely impacted and we may need to significantly change our business strategy.

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

Our strategy of outsourcing certain functions and operations may fail to reduce our costs for these services

We have an outsourcing contract with Electronic Data Systems (EDS) to provide warehousing, distribution, information systems, and call center operations. Under terms of the outsourcing contract and its addendums, EDS operates the Company’s primary call center, provides warehousing and distribution services, and supports our various information systems. Due to the nature of outsourced operations, we are unable to exercise the same level of control over outsourced functions and the actions of EDS employees in outsourced roles as our own employees. As a result, the inherent risks associated with these outsourced areas of operation may be increased.

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

We have significant intangible asset balances that may be impaired if cash flows from related activities decline

At August 31, 2006 we had $79.5 million of intangible assets, which were primarily generated from the fiscal 1997 merger with the Covey Leadership Center. These intangible assets are evaluated for impairment based upon cash flows (definite-lived intangible assets) and estimated royalties from revenue streams (indefinite-lived intangible assets). Although our current sales and cash flows are sufficient to support the carrying basis of these intangibles, if our sales and corresponding cash flows decline, we may be faced with significant asset impairment charges.

Our future quarterly operating results are subject to factors that can cause fluctuations in our stock price

Historically, our stock price has experienced significant volatility. We expect that our stock price may continue to experience volatility in the future due to a variety of potential factors that may include the following:

•	Fluctuations in our quarterly results of operations and cash flows
•	Variations between our actual financial results and market expectations
•	Changes in our key balances, such as cash and cash equivalents
•	Currency exchange rate fluctuations
•	Unexpected asset impairment charges
•	Lack of analyst coverage

In addition, the stock market has experienced substantial price and volume fluctuations over the past several years that has had some impact upon our stock and other stock issues in the market. These factors, as well as general investor concerns regarding the credibility of corporate financial statements and the accounting profession, may have a material adverse effect upon our stock in the future.

We may need additional capital in the future, and this capital may not be available to us on favorable terms

We may need to raise additional funds through public or private debt offerings or equity financings in order to:

•	Develop new services, programs, or products
•	Take advantage of opportunities, including expansion of the business
•	Respond to competitive pressures

We may be unable to obtain the necessary capital on terms or conditions that are favorable to us.

We are the creditor for a management common stock loan program that may not be fully collectible

We are the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. For further information regarding our management common stock loan program, refer to Note 9 to our consolidated financial statements as found in Item 8 of this Annual Report on Form 10-K. The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

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

We are also subject to non-income taxes, such as payroll, sales, use, value-added, and property taxes in both the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities.

We may elect to use our cash to redeem shares of preferred stock or purchase shares of our common stock, which may decrease our ability to respond to adverse changes

Our outstanding preferred stock bears a cumulative dividend equal to 10 percent per annum. Through August 31, 2006 we have redeemed $50.0 million of our outstanding preferred stock and during fiscal 2006 we amended the terms of our preferred stock recapitalization that was completed in fiscal 2005 to extend the period during which we can redeem preferred stock at an amount equal to the liquidation preference. We anticipate that we may redeem additional shares of preferred stock in the future to the extent that we believe sufficient cash is available to do so. Any such preferred stock redemptions will reduce our cash on hand and may reduce our ability to adequately respond to any future adverse changes in our business and operations, whether anticipated or unanticipated.

A natural or man-made disaster could have a material adverse effect on the Company’s business

We have products and training materials manufactured at numerous sites located around the world. However, a significant portion of our products are manufactured and shipped from facilities located in Salt Lake City, Utah. In the event that these facilities were severely damaged or destroyed as a result of a natural or man-made disaster, we would be forced to rely solely on third-party manufacturers. Such an event could have a material adverse impact on our business prospects, results of operations, and financial condition.

ITEM 1B.	Unresolved Staff Comments

Pursuant to a review of the Company’s Form 10-K for the fiscal year ended August 31, 2005, we received a comment letter from the Securities and Exchange Commission (SEC) Staff related to various issues. During fiscal 2006 we resolved all of the comments on this letter except for a matter regarding the treatment of management common stock loan shares in the calculation of earnings per share (EPS) following the fiscal 2004 and fiscal 2006 modifications to the loans. We have sent a response to the SEC Staff and have had ongoing discussions regarding this matter. The Company believes that it has properly accounted for the EPS effects of changes to the management stock loan program but the matter is subject to further review and comment by the SEC. For further information regarding the treatment of management stock loan shares in the calculation of EPS, refer to Note 17 to our consolidated financial statements in Item 8 of this report on Form 10-K.

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
Salt Lake City, Utah (7 buildings) - all leased

Organizational Solutions Business Unit
Regional Sales Offices:
United States (7 locations) - all leased

International Administrative/Sales Offices:
Canada (1 location) - owned
Latin/South America (3 locations) - all leased
Asia Pacific (4 locations) - all leased
Europe (1 location) - leased

International Distribution Facilities:
Canada (1 location) - owned
Latin America (1 location) - leased
Asia Pacific (3 locations) - all leased
Europe (1 location) - leased

Consumer Solutions Business Unit
Retail Stores:
United States (89 locations in 33 states) - all leased

Manufacturing Facilities:
Salt Lake City, Utah (1 location) - for sale

A significant portion of our corporate headquarters campus is subleased to several unrelated entities.

We consider our existing facilities to be in good condition and suitable for our current and anticipated level of operations in the upcoming fiscal year. Significant developments related to our properties during fiscal 2006 consisted of the following:

•
In August 2006, we initiated a plan to reconfigure our printing operations in order to lower manufacturing costs, increase operational efficiency, and improve our ability to provide printing services for other entities. As a result of this plan, we are moving our printing operation a short distance from its existing location to our corporate headquarters campus and we are in the process of selling the existing manufacturing facility. We are also selling certain printing presses at the existing location and plan to replace these presses with new presses at the new location. Other existing presses will be moved to the new location as part of the reconfiguration plan. Because of the disruption of printing activity resulting from the move, the Company has developed a supply strategy to maintain adequate inventories of printed material while the reconfiguration plan is completed.

•	During fiscal 2006, we closed 16 domestic retail store locations and may close additional retail locations during fiscal 2007.

ITEM 3.	Legal Proceedings

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

In August 2005, EpicRealm Licensing (EpicRealm) filed an action against the Company for patent infringement. The action alleges that FranklinCovey infringed upon two of EpicRealm’s patents directed to managing dynamic web page requests from clients to a web server that in turn uses a page server to generate a dynamic web page from content retrieved from a data source. The Company denies the patent infringement and believes that the EpicRealm claims are invalid. This litigation is currently in the discovery phase and the Company intends to vigorously defend this matter.

The Company is also the subject of certain other legal actions, which we consider routine to our business activities. At August 31, 2006, we believe that, after consultation with legal counsel, any potential liability to the Company under such actions will not materially affect our financial position, liquidity, or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended August 31, 2006.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

FranklinCovey’s common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “FC.” The following table sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported on the NYSE Composite Tape, for the fiscal years ended August 31, 2006 and 2005.

	High	Low
Fiscal Year Ended August 31, 2006:
Fourth Quarter	$8.37	$5.16
Third Quarter	9.79	7.00
Second Quarter	7.79	6.00
First Quarter	7.35	6.42

Fiscal Year Ended August 31, 2005:
Fourth Quarter	$8.10	$5.80
Third Quarter	7.13	2.22
Second Quarter	2.80	1.65
First Quarter	1.98	1.61

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2006 and 2005. We currently anticipate that we will retain all available funds to redeem outstanding preferred stock, purchase shares of our common stock, and to finance our future growth and business opportunities and we do not intend to pay cash dividends on our common stock in the foreseeable future. However, we are obligated to pay cash dividends, which accrue at 10 percent per year, on our outstanding shares of Series A preferred stock.

As of November 1, 2006, the Company had 19,678,591 shares of its common stock outstanding, which was held by 424 shareholders of record.

The following table summarizes Company purchases of our preferred and common stock during the fiscal quarter ended August 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
Common Shares:
May 28, 2006 to July 1, 2006	-	$-	none	$6,073

July 2, 2006 to July 29, 2006	50,700	6.65	50,700	5,735

July 30, 2006 to August 31, 2006	145,100	5.85	145,100	4,887	(1)

Total Common Shares	195,800	$6.06	195,800

Total Preferred Shares	none	none
____________________________
(1) In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock. All previous authorized common stock purchase plans were canceled. Following the approval of this stock purchase plan, we purchased a total of 681,300 shares of common stock for $5.1 million during fiscal 2006.

ITEM 6.	Selected Financial Data

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

August 31,	2006	2005	2004	2003	2002
In thousands, except per share data

Income Statement Data:
Net sales	$278,623	$283,542	$275,434	$307,160	$332,998
Income (loss) from operations	14,046	8,443	(9,064)	(47,665)	(122,573)
Net income (loss) from continuing operations before income taxes	13,631	9,101	(8,801)	(47,790)	(122,179)
Income tax benefit (provision)(1)	14,942	1,085	(1,349)	2,537	32,122
Net income (loss) from continuing operations(1)	28,573	10,186	(10,150)	(45,253)	(90,057)
Cumulative effect of accounting change, net of income taxes	-	-	-	-	(75,928)
Net income (loss) available to common shareholders(1)	24,188	(5,837)	(18,885)	(53,988)	(117,399)

Earnings (loss) per share:
Basic	$1.20	$(.34)	$(.96)	$(2.69)	$(5.90)
Diluted	$1.18	$(.34)	$(.96)	$(2.69)	$(5.90)

Balance Sheet Data:
Total current assets	$87,120	$105,182	$92,229	$110,057	$124,345
Other long-term assets	12,249	9,051	7,305	10,472	11,474
Total assets	216,559	233,233	227,625	262,146	308,344

Long-term obligations of continuing operations	35,347	46,171	13,067	15,743	15,231
Total liabilities	83,210	100,407	69,146	84,479	81,922

Preferred stock	37,345	57,345	87,203	87,203	87,203
Shareholders’ equity	133,349	132,826	158,479	177,667	226,422
__________________________

(1)	Net income in fiscal 2006 includes the impact of deferred tax asset valuation allowance reversals totaling $20.4 million.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

FranklinCovey seeks to improve the effectiveness of organizations and individuals and is a worldwide leader in providing integrated learning and performance solutions to organizations and individuals that are designed to enhance strategic execution, productivity, leadership, sales force performance, effective communications, and other skills. Each performance solution may include products and services that encompass training and consulting, assessment, and various application tools that are generally available in electronic or paper-based formats. Our products and services are available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com. Historically, our best-known offerings include the FranklinCovey Planner™, and a suite of individual-effectiveness and leadership-development training products based on the best-selling book The 7 Habits of Highly Effective People. We also offer a range of training and assessment products to help organizations achieve superior results by focusing and executing on top priorities, building the capability of knowledge workers, and aligning business processes. These offerings include the popular workshop FOCUS: Achieving Your Highest Priorities™, The 4 Disciplines of Execution™, The 4 Roles of Leadership™, Building Business Acumen: What the CEO Wants You to Know™, the Advantage Series communication workshops, and the Execution Quotient (xQ™) organizational assessment tool.

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2006, fiscal 2005, and fiscal 2004, refers to the twelve-month periods ended August 31, 2006, 2005, and 2004.

Key factors that influence our operating results include the number of organizations that are active customers; the number of people trained within those organizations; the sale of personal productivity tools (including FranklinCovey Planners, personal, binders, electronic planning devices, and other related products); the availability of budgeted training spending at our clients and prospective clients, which is significantly influenced by general economic conditions; and our ability to manage operating costs necessary to develop and provide meaningful training and products to our clients.

RESULTS OF OPERATIONS

Overview

Our operating results in fiscal 2006 reflected year-over-year improvement compared to fiscal 2005. Despite a slight decrease in overall sales, due primarily to closed retail stores, we reported income from operations of $14.0 million in fiscal 2006 compared to $8.4 million in fiscal 2005. For the fiscal year ended August 31, 2006, we reported net income (before preferred dividends) of $28.6 million, compared to $10.2 million in fiscal 2005. Our fiscal 2006 net income includes the reversal of valuation allowances on our deferred income tax assets that favorably impacted our reported income taxes by $20.4 million. The primary factors that influenced our financial results for the fiscal year ended August 31, 2006 were as follows:

•
Sales Performance - Our consolidated sales decreased $4.9 million compared to the prior year. The decrease in sales was due to an $11.0 million decline in product sales that was primarily the result of closed retail stores. Our training and consulting services sales increased by $6.1 million compared to fiscal 2005, which was attributable to improvements in both domestic and international delivery channels. The improvement in training and consulting services sales was primarily due to increased sales of our recently refreshed The 7 Habits of Highly Effective People training courses.

•
Decreased Operating Costs - Our operating costs decreased by $6.9 million compared to fiscal 2005. Reduced operating expenses were due to a $3.6 million reduction in selling, general, and administrative expenses, a $3.0 million decrease in depreciation expense, and a $0.3 million decline in amortization expense. Consistent with prior years, we continue to seek for and implement strategies that will enable us to reduce our operating costs in order to improve our profitability.

•
Income Tax Benefit - Due to improved operating performance and the expected availability of future taxable amounts, we concluded that it was more likely than not that the benefits of certain deferred income tax assets would be realized. As a result, we reversed the valuation allowances on those domestic net deferred income tax assets during the fourth quarter of fiscal 2006. The reversal of the valuation allowances had a $20.4 million favorable impact on our reported fiscal 2006 income taxes.

•
Preferred Stock Redemptions - During fiscal 2006, we redeemed $20.0 million, or 0.8 million shares, of our Series A preferred stock. Since the fiscal 2005 preferred stock recapitalization, we have redeemed a total of $50.0 million, or 2.0 million shares, of our preferred stock. These preferred stock redemptions have reduced our dividend obligation by $5.0 million per year.

Although we achieved improved financial results in fiscal 2006 and recognized improvements in other financial trends, we have not yet attained our targeted business model and we are therefore continuing our efforts to increase sales, improve gross margins, and reduce operating costs in order to achieve consistently profitable operations in future periods. Further details regarding our operating results and liquidity are provided throughout the following management’s discussion and analysis.

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items through income (loss) before income taxes in our consolidated income statements:

YEAR ENDED AUGUST 31,	2006	2005	2004
Product sales	56.1%	59.0%	64.3%
Training and consulting services sales	43.9	41.0	35.7
Total sales	100.0	100.0	100.0

Product cost of sales	25.3	27.2	31.1
Training and consulting services cost of sales	14.6	13.3	12.3
Total cost of sales	39.9	40.5	43.4
Gross profit	60.1	59.5	56.6

Selling, general and administrative	52.0	52.3	54.1
Depreciation	1.7	2.7	4.3
Amortization	1.4	1.5	1.5
Total operating expenses	55.1	56.5	59.9
Income (loss) from operations	5.0	3.0	(3.3)

Interest income	0.5	0.3	0.1
Interest expense	(0.9)	(0.3)
Recovery from legal settlement	0.3
Gain on disposal of investment in unconsolidated subsidiary		0.2
Income (loss) before income taxes	4.9%	3.2%	(3.2)%

Segment Review

We have two reporting segments: the Consumer Solutions Business Unit (CSBU) and the Organizational Solutions Business Unit (OSBU). The following is a brief description of these segments and their primary operating activities.

Consumer Solutions Business Unit - This business unit is primarily focused on sales to individual customers and includes the results of the Company’s retail stores, consumer direct (includes catalog, eCommerce, and public seminar training) operations, wholesale, and other related distribution channels, including government sales, and office superstores. The CSBU results of operations also include the financial results of our paper planner manufacturing operations. Although CSBU sales primarily consist of products such as planners, binders, software, and handheld electronic planning devices, virtually any component of the Company’s leadership and productivity solutions can be purchased through CSBU channels.

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

The following table sets forth sales data by category and for our operating segments for the periods indicated. For further information regarding our reporting segments and geographic information, refer to Note 18 to our consolidated financial statements as found in Item 8 of this report on Form 10-K (in thousands).

YEAR ENDED AUGUST 31,	2006	Percent change from prior year	2005	Percent change from prior year	2004
Sales by Category:
Products	$156,205	(7)	$167,179	(6)	$177,184
Training and consulting services	122,418	5	116,363	18	98,250
	$278,623	(2)	$283,542	3	$275,434

Consumer Solutions Business Unit:
Retail stores	$62,440	(16)	$74,331	(16)	$87,922
Consumer direct	63,681	1	62,873	5	60,091
Wholesale	19,783	-	19,691	(7)	21,081
Other CSBU	4,910	31	3,757	87	2,007
	150,814	(6)	160,652	(6)	171,101
Organizational Solutions Business Unit:
Domestic	71,108	3	68,816	23	56,015
International	56,701	5	54,074	12	48,318
	127,809	4	122,890	18	104,333
Total net sales	$278,623	(2)	$283,542	3	$275,434

FISCAL 2006 COMPARED TO FISCAL 2005

Sales

Product Sales - Our overall product sales, which primarily consist of planners, binders, software, handheld electronic planning devices, and publishing, which are primarily sold through our CSBU channels, declined $11.0 million compared to fiscal 2005. The decline in overall product sales was primarily due to decreased retail store sales resulting from store closures that occurred during fiscal 2006 and 2005. The following is a description of sales performance in our CSBU delivery channels during the year ended August 31, 2006:

•
Retail Sales - The decline in retail sales was primarily due to store closures, which had a $12.5 million unfavorable impact on our retail store sales in fiscal 2006. Our retail stores also sold $1.7 million less technology and specialty products when compared to the prior year, primarily due to declining demand for electronic handheld planning products. Although store closures and reduced technology and specialty product sales caused total retail sales to decline compared to the prior year, we recognized a 1 percent improvement in year-over-year comparable store (stores which were open during the comparable periods) sales in fiscal 2006 as sales of “core” products (e.g. planners, binders, totes, and accessories) increased compared to the prior year. At August 31, 2006, we were operating 89 domestic retail locations compared to 105 locations at August 31, 2005.

•
Consumer Direct - Sales through our consumer direct segment (eCommerce, catalog, and public seminars) increased primarily due to increased public seminar sales and increased sales of core products. Increased public seminar sales was the result of additional seminars held during fiscal 2006 and an increase in the number of participants attending these programs.

•	Wholesale Sales - Sales through our wholesale channel, which includes sales to office superstores and other retail chains, were essentially flat compared to the prior year.
•
Other CSBU Sales - Other CSBU sales primarily consist of domestic printing and publishing sales and building sublease revenues. The increase in other CSBU sales was primarily attributable to increased sublease income from additional sublease contracts obtained during fiscal 2006. We have subleased a substantial portion of our corporate headquarters in Salt Lake City, Utah and have recognized $1.9 million of sublease revenue during fiscal 2006, compared to $1.1 million in fiscal 2005.

Training and Consulting Services Sales - We offer a variety of training and consulting services and related products that are focused on assisting individuals and organizations to become measurably more effective. Our training and consulting services include programs in productivity, leadership, strategy execution, sales force performance, and effective communications that are delivered both domestically and internationally through the OSBU. Our overall training and consulting service sales totaled $122.4 million in fiscal 2006, an increase of $6.1 million compared to the prior year. The improvement in training sales was reflected in both domestic and international training program and consulting sales. Our domestic sales performance improved in nearly all sales regions and was primarily attributable to increased sales of the refreshed The 7 Habits of Highly Effective People training course and the expansion of our sales force. Domestic sales also increased $0.7 million as a result of additional Symposium conferences that were held during the third and fourth quarter of fiscal 2006. These sales increases were partially offset by reduced sales force performance training, due to decreased demand in fiscal 2006, and decreased sales from seminars presented by Dr. Stephen R. Covey. In fiscal 2005, Dr. Covey presented more seminars to coincide with the publication of his new book, The 8th Habit.

International sales improved by $2.6 million, primarily due to increased sales at our directly owned operations in Japan, Canada, and Brazil, as well as increased licensee royalty revenues. International sales improvements from these sources were partially offset by decreased sales in the United Kingdom and Mexico, unfavorable currency translation rates, and the correction of misstatements at our Mexico subsidiary. During fiscal 2006, certain foreign currencies, particularly the Japanese Yen, weakened against the United States dollar, which had an unfavorable impact on reported sales. The unfavorable impact of currency translation on reported international sales totaled $1.0 million for the fiscal year ended August 31, 2006. During the third quarter of fiscal 2006, we determined that our Mexico subsidiary misstated its financial results in prior periods by recording improper sales transactions and not recording all operating expenses in proper periods. We determined that the misstatements occurred during fiscal 2002 through fiscal 2006 in various amounts. The correction of these misstatements, which primarily occurred in prior fiscal years, resulted in a $0.5 million decrease in international sales in fiscal 2006.

Gross Profit

Gross profit consists of net sales less the cost of goods sold or the cost of services provided. Our cost of sales includes materials used in the production of planners and related products, assembly and manufacturing labor costs, direct costs of conducting seminars, freight, and certain other overhead costs. Gross profit may be affected by, among other things, prices of materials, labor rates, product sales mix, changes in product discount levels, production efficiency, and freight costs.

We record the costs associated with operating our retail stores, call center, and Internet site as part of our consolidated selling, general, and administrative expenses. Therefore, our consolidated gross profit may not be comparable with the gross profit of other retailers that include similar costs in their cost of sales.

Our overall gross margin, which is gross profit stated in terms of a percentage of sales, improved to 60.1 percent in fiscal 2006, compared to 59.5 percent in the prior year. The gross margin improvement was primarily attributable to improved margins on product sales, which was partially offset by declining margins on our training and consulting sales. Our gross margin on product sales improved to 54.9 percent compared to 53.9 percent in fiscal 2005. The improvement in product sales gross margin was primarily due to improved inventory management processes, which reduced obsolescence, scrap, and other related charges, and changes in our product mix as sales of lower margin technology and specialty products continued to decline while sales of higher margin core products increased compared to the prior year.

Our overall gross margin on training and consulting services declined to 66.7 percent of sales compared to 67.5 percent in the prior year. The decrease in training and consulting services gross margin was primarily attributable to increased sales of lower-margin Symposium conferences and decreased sales of higher-margin sales performance training products during fiscal 2006. These unfavorable gross margin items were partially offset by decreased sales of lower-margin seminars presented by Dr. Covey in the fiscal year.

Operating Expenses

Selling, General and Administrative - Our consolidated selling, general, and administrative (SG&A) expenses decreased $3.6 million compared to the prior year. The decrease in SG&A expenses was primarily due to reduced retail store costs resulting from operating fewer stores, reductions in executive severance costs, reduced stock-based compensation costs, and the favorable results of initiatives to reduce overall operating costs. Our retail store SG&A expenses decreased $5.1 million primarily due to store closures that occurred during fiscal 2006 and in prior periods (refer to discussion below). During fiscal 2005 we incurred and expensed $0.9 million of severance costs to our former general counsel and we did not incur any similar executive severance charges in fiscal 2006. Our stock-based compensation costs declined $0.4 million due to a fully vested stock award granted to the CEO and accelerated vesting on unvested stock awards during fiscal 2005. The overall decrease in stock-based compensation cost was partially offset by expense related to our long-term incentive plan (see discussion below) during fiscal 2006. In addition to these decreases, we continue to implement strategies designed to reduce our overall operating costs. The favorable impact of these efforts has resulted in reduced SG&A expenses in many areas of the Company during the fiscal year ended August 31, 2006. These cost reductions were partially offset by additional spending on growth initiatives (see discussion below) that resulted in increased travel expenses resulting from further employee training and sales leadership events, which totaled $1.3 million, and increased OSBU associate costs totaling $1.1 million resulting primarily from hiring additional sales personnel. We also corrected misstated operating expenses at our Mexico subsidiary, which had a $0.5 million unfavorable impact on our SG&A expenses in fiscal 2006.

During fiscal 2006, we have invested in various initiatives intended to grow our business in future periods. These initiatives included hiring additional sales people, increased advertising and marketing programs, additional curriculum and product development, and increased spending on sales effectiveness training. Due to the time necessary to implement these growth strategies, including training new sales personnel and effectively rolling out new training offerings and products, these growth initiatives did not add material benefits to our fiscal 2006 operating results. However, we believe that these investments in additional sales personnel, increased marketing, and new consulting, training, and product offerings may increase our sales and improve our operating performance in future periods.

We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability. During this assessment process, judgments are made as to whether under-performing or unprofitable stores should be closed. As a result of this evaluation process, we closed 16 stores during fiscal 2006. The costs associated with closing retail stores are typically comprised of charges related to vacating the premises, which may include a provision for the remaining term on the lease, and severance and other personnel costs. These store closure costs totaled $0.5 million in fiscal 2006 compared to $1.0 million in fiscal 2005, when we closed 30 retail locations. Store closure costs are expensed as incurred and were included as a component of our SG&A expense. Based upon our continuing analyses of retail store performance, we may close additional retail stores and may continue to incur costs associated with closing these stores in future periods.

During fiscal 2006 our shareholders approved a long-term incentive plan (LTIP) that permits the grant of annual unvested share awards of common stock to certain employees. These LTIP share awards granted during fiscal 2006 cliff vest on August 31, 2008, which is the completion of a three-year performance period. The number of shares that are finally awarded to participants is variable and is based entirely upon the achievement of a combination of performance objectives related to sales growth and operating income during the three-year performance period. The award was initially for 377,665 shares (target award) of common stock. The award shares were valued at $6.60 per share, and the corresponding initial compensation cost totaled $2.5 million. However, the number of shares that will ultimately vest under the LTIP will vary depending on whether the performance criteria are met or exceeded. The award will be reviewed quarterly and the value may be adjusted, depending on the performance of the Company compared to the award criteria. Based upon fiscal 2006 financial performance and estimated performance through the remaining service period, the number of performance awards granted during fiscal 2006 was reduced during the fourth quarter of fiscal 2006 to 337,588 shares, which resulted in a cumulative adjustment to our fiscal 2006 operating results of $0.1 million. The compensation cost of the award is being expensed over the three-year service period of the award and increased our stock-based compensation cost in fiscal 2006 by $0.5 million. The continued amortization of the fiscal 2006 award and any future LTIP grants may increase our SG&A expense during the vesting period.

On September 1, 2005, we adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement No. 123R requires all share based-payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Although the additional compensation expense resulting from the adoption of SFAS No. 123R was immaterial to our fiscal year ended August 31, 2006, our operating expenses may be unfavorably affected in future periods if we grant additional stock options or participation in our employee stock purchase program increases.

Depreciation and Amortization - Depreciation expense decreased $3.0 million, or 39 percent, compared to fiscal 2005 primarily due to the full depreciation or disposal of certain property and equipment and the effects of significantly reduced capital expenditures during preceding fiscal years. Based upon current capital spending levels, we do not expect depreciation expense to continue to decline during fiscal 2007 to the same extent that it declined in fiscal 2006 when compared to prior periods.

Amortization expense on definite-lived intangible assets totaled $3.8 million for fiscal 2006 compared to $4.2 million in the prior year. The decline was due to the full amortization of certain intangible assets during fiscal 2006 and in prior periods. During fiscal 2006, we reduced the remaining estimated useful life of customer lists acquired in the merger with the Covey Leadership Center based upon expected future sales from these customers. This change in accounting estimate increased our amortization expense in fiscal 2006 by $0.6 million. We expect intangible asset amortization expense to total $3.6 million in fiscal 2007.

Other Income and Expense Items

Interest Income - Our interest income increased $0.4 million primarily due to increased interest rates on our interest-bearing cash accounts.

Interest Expense - Our interest expense increased $1.8 million primarily due to the sale of our corporate headquarters facility and the resulting interest component of the financing obligation in our lease payments to the landlord.

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

Income Taxes

The increase in our income tax benefit in fiscal 2006 was due to the reversal of the majority of our valuation allowances on our deferred income tax assets, which totaled $20.4 million. The fiscal 2006 income tax benefit was partially offset by taxes withheld on royalties from foreign licensees and taxes paid in foreign jurisdictions by our profitable directly owned foreign operations. The income tax benefit in fiscal 2005 was primarily due to the reversal of accruals related to the resolution of certain tax matters and was partially offset by taxes withheld on royalties from foreign licensees and taxes paid in foreign jurisdictions resulting from profitable foreign operations.

Our effective tax rate has been unusual in recent years, including fiscal 2006, due to the effect of operating losses and changes in valuation allowances. Absent extraordinary, unforeseen events, we expect our effective income tax rate for fiscal 2007 and future years to be approximately 55 percent, primarily due to the effect of permanent book versus tax differences and income from foreign licensees. However, the utilization of domestic loss carryforwards will minimize cash outflows related to domestic income taxes.

FISCAL 2005 COMPARED TO FISCAL 2004

Sales

Product Sales - Our overall product sales, which are primarily sold through our CSBU channels, declined $10.0 million compared to fiscal 2004. The decline in product sales was primarily due to decreased sales in our retail and wholesale delivery channels, with the majority of the decline in product sales occurring in our first quarter of fiscal 2005. The following is a description of sales performance in our CSBU delivery channels during the fiscal 2005:

•
Retail Sales - The decline in retail sales was due to the impact of fewer stores, which represented $10.7 million of the total $13.6 million decline, and reduced technology and spacialty product sales, which totaled $5.5 million.  During fiscal 2004, we closed 18 retail store locations and we closed 30 additional stores during fiscal 2005.  At August 31, 2005, we were operating 105 retail stores compared to 135 stores at August 31, 2004.  Overall product sales trends were reflected in a four percent decline in year-over-year comparable store sales.  Declining technology and specialty product sales were partially offset by increased "core" product sales during fiscal 2005.

•
Consumer Direct - Sales through our consumer direct channels (eCommerce, catalog, and public seminars) increased primarily due to increased public seminar sales, which totaled $2.3 million, and increased core product sales.

•
Wholesale Sales - Sales through our wholesale channel, which includes sales to office superstores and other retail chains, decreased primarily due to a shift from contract stationer revenue channels to royalty based retail channels. As a result of this change our sales decreased, but our gross margin contribution through this channel remained consistent with the prior year.

•	Other CSBU Sales - Other CSBU sales primarily consist of domestic printing and publishing sales and building sublease revenues. The increase in other CSBU sales was primarily attributable to increased sublease income. We have subleased a substantial portion of our corporate headquarters in Salt Lake City, Utah and have recognized $1.1 million of sublease revenue during fiscal 2005, compared to $0.2 million in fiscal 2004.

Training and Consulting Services Sales - Our overall training and consulting service sales increased by $18.1 million, or 18 percent, compared to the prior year. The improvement in training sales was reflected in both domestic and international training program and consulting sales. Our domestic sales performance improved in nearly all sales regions and was primarily attributable to increased client facilitated sales of the enhanced The 7 Habits of Highly Effective People training course, increased sales performance group sales, and improved sales of our The 4 Disciplines of Leadership and xQ offerings.

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

Gross Profit

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

Operating Expenses

Selling, General, and Administrative - Our selling, general, and administrative (SG&A) expenses decreased $0.6 million and improved as a percent of sales to 52.3 percent, compared to 54.1 percent in fiscal 2004. Declining SG&A expenses were the direct result of initiatives specifically designed to reduce our overall operating costs and is consistent with operating expense trends during the previous two fiscal years. Our cost-reduction efforts have included retail store closures, headcount reductions, consolidation of corporate office space, and other measures designed to focus our resources on critical activities and projects. These efforts were partially offset by increased commission expenses related to increased training sales, severance costs associated with a former executive officer, expenses related to the cancellation of the CEO’s compensation agreement, additional costs associated with the preferred stock recapitalization, investments in new products, and costs of hiring new sales force personnel. The primary effects of our cost-cutting initiatives were reflected in reduced rent and utilities expenses of $3.2 million and reductions in other SG&A expenses, such as outsourcing and development costs, that totaled $1.4 million compared to the prior year. We also reduced our store closure costs by $1.3 million (refer to discussion below) as many of the leases on stores that were closed expired during fiscal 2005 and did not require additional costs to exit the leases. These improvements were partially offset by $2.7 million of increased associate costs and $1.7 million of additional advertising and promotion spending.

We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability. During this assessment process, judgments are made as to whether under-performing or unprofitable stores should be closed. As a result of this evaluation process, we closed 30 stores during fiscal 2005. Retail store closure costs totaled $1.0 million during fiscal 2005 compared to $2.3 million in fiscal 2004, when we closed 18 store locations.

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

Depreciation - Depreciation expense decreased $4.0 million, or 34 percent, compared to fiscal 2004 primarily due to the full depreciation or disposal of certain property and equipment balances, primarily computer software and hardware, and the effects of significantly reduced capital expenditures during preceding fiscal years.

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

Gain on Disposal of Investment in Unconsolidated Subsidiary

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

As of August 31, 2005 and 2004, given our recent history of significant operating losses, we had provided a valuation allowance against the majority of our deferred income tax assets. As of August 31, 2005 and 2004, we had net deferred tax liabilities of $6.9 million and $7.3 million, respectively. Our foreign deferred tax assets of $0.9 million and $0.8 million at August 31, 2005 and 2004 primarily relate to our operations in Japan. The net domestic deferred tax liability of $7.8 million at August 31, 2005 and the $8.1 million deferred liability at August 31, 2004 primarily relate to the step-up of indefinite-lived intangibles.

Loss on Recapitalization of Preferred Stock

We completed our preferred stock recapitalization during the quarter ended May 28, 2005. Due to the significant modifications to our preferred stock, we determined that our previously outstanding preferred stock was replaced with new classes of preferred stock and common stock warrants. As a result, the new preferred stock was recorded at its fair value on the date of modification, which was determined to be equal to the liquidation preference of $25 per share. The difference between the aggregate fair value of the consideration given (the new Series A preferred stock and the common stock warrants) and the carrying value of the previously existing Series A preferred stock, which totaled $7.8 million, was reported as a loss on recapitalization of preferred stock, which decreased net income available to common shareholders in the quarter ended May 28, 2005. Subsequent to May 28, 2005, we used $30.0 million of the proceeds from the June 2005 sale of our corporate headquarters facility to redeem shares of preferred stock under terms of the recapitalization plan.

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for fiscal 2006 and fiscal 2005. The quarterly consolidated financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of continuing trends.

Quarterly Financial Information:

YEAR ENDED AUGUST 31, 2006
	November 26	February 25	May 27	August 31
In thousands, except per share amounts
Net sales	$72,351	$78,333	$63,282	$64,657
Gross profit	44,406	48,173	36,292	38,514
Selling, general, and administrative expense	37,767	35,488	35,629	35,863
Depreciation	1,408	1,221	1,134	1,016
Amortization	1,095	908	908	902
Income (loss) from operations	4,136	10,556	(1,379)	733
Income (loss) before income taxes	3,823	11,085	(1,735)	458
Net income	3,233	9,213	1,019	15,108
Preferred stock dividends	(1,379)	(1,139)	(934)	(933)
Income available to common shareholders	1,854	8,074	85	14,175

Earnings (loss) per share available to common shareholders:
Basic	$.09	$.40	$.00	$.71
Diluted	$.09	$.39	$.00	$.70

YEAR ENDED AUGUST 31, 2005
	November 27	February 26	May 28	August 31
In thousands, except per share amounts
Net sales	$69,104	$82,523	$65,788	$66,128
Gross profit	41,435	50,217	38,268	38,775
Selling, general, and administrative expense	35,930	38,939	36,095	37,341
Depreciation	2,178	2,320	1,848	1,428
Amortization	1,043	1,043	1,043	1,044
Income (loss) from operations	2,284	7,915	(718)	(1,038)
Income (loss) before income taxes	2,364	8,051	63	(1,377)
Net income (loss)	1,526	7,086	3,069	(1,495)
Preferred stock dividends	(2,184)	(2,184)	(2,184)	(1,718)
Loss on recapitalization of preferred stock	-	-	(7,753)	-
Income (loss) attributable to common shareholders	(658)	4,902	(6,868)	(3,213)

Basic and diluted loss per share attributable to common shareholders	$(.03)	$.19	$(.34)	$(.16)

Our quarterly results of operations reflect seasonal trends that are primarily the result of customers who renew their FranklinCovey Planners on a calendar year basis. Domestic training sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and vacation periods.

During the fourth quarter of fiscal 2006, we reversed valuation allowances on certain deferred income tax assets which had a $20.4 million favorable impact on our net income and net income available to common shareholders for that period.

During the quarter ended May 27, 2006, we determined that our Mexico subsidiary had misstated its financial results in prior periods by recording improper sales transactions and not recording all operating expenses in proper periods. We determined that the misstatements occurred during fiscal 2002 through fiscal 2006 in various amounts. The Audit Committee engaged an independent legal firm to investigate the misstatements and they concluded that such misstatements were intentional. The Company determined that the impact of these misstatements was immaterial to previously issued financial statements and we recorded a $0.5 million decrease to international sales and a $0.5 million increase in selling, general, and administrative expenses during the quarter ended May 27, 2006 to correct these misstatements. We have taken actions as recommended by the investigators to prevent future misstatements, which include enhancements to internal control over foreign operations.

Quarterly fluctuations may also be affected by other factors including the introduction of new products or training seminars, the addition of new institutional customers, the timing of large corporate orders, the elimination of unprofitable products or training services, and the closure of retail stores.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of capital have been net cash provided by operating activities, line-of-credit financing, long-term borrowings, asset sales, and the issuance of preferred and common stock. We currently rely primarily upon cash flows from operating activities and cash on hand to maintain adequate liquidity and working capital levels. At August 31, 2006 we had $30.6 million of cash and cash equivalents compared to $51.7 million at August 31, 2005. Our net working capital (current assets less current liabilities) decreased to $38.7 million at August 31, 2006 compared to $49.9 million at August 31, 2005, primarily due to reduced cash and cash equivalents.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the fiscal year ended August 31, 2006.

Cash Flows from Operating Activities

During fiscal 2006 our net cash provided by operating activities was $17.0 million compared to $22.3 million in fiscal 2005. Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business. The primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses. Our cash flows from operating activities were unfavorably affected by decreased sales compared to fiscal 2005, although we recognized cash flow improvements from operating activities through reduced selling, general, and administrative expenses and corresponding reduced cash payments for costs and expenses related to generating revenues, which was reflected by improved income from operations.

Our cash flows generated from improved operating results was offset by cash used for working capital items. During fiscal 2006, our primary uses of cash for operating activities were related to reducing accrued liability and accounts payable balances, payment of income taxes in jurisdictions where we were unable to utilize existing loss carryforwards, and the impact of increased accounts receivable that were primarily the result of increased sales in our OSBU during the fourth quarter of fiscal 2006. We believe that efforts to optimize working capital balances combined with existing and planned efforts to increase sales, including sales of new products and services, and cost-cutting initiatives, will improve our cash flows from operating activities in future periods. However, the success of these efforts is dependent upon numerous factors, many of which are not within our control.

Cash Flows from Investing Activities and Capital Expenditures

Net cash used for investing activities totaled $8.3 million for the fiscal year ended August 31, 2006. Our primary uses of investing cash were the purchases of property and equipment totaling $4.4 million and $4.0 million spent in curriculum development. Property and equipment purchases consisted primarily of computer hardware, software, and leasehold improvements for subleased areas of our corporate campus and in certain of our retail stores. During fiscal 2006, we invested in curriculum development primarily related to new leadership and strategy execution offerings.

During fiscal 2007, we expect to spend $10.5 million on purchases of property and equipment and $3.1 million on curriculum development activities. The increase in capital spending on property and equipment is primarily due to the purchase of new printing presses and equipment in connection with the reconfiguration of our printing operations. However, actual capital spending is based upon a variety of factors and may differ from these estimates.

Cash Flows from Financing Activities

Net cash used for financing activities during fiscal 2006 totaled $29.9 million. Our primary uses of cash for financing activities were redemptions of preferred stock totaling $20.0 million, purchases of common stock totaling $5.2 million, preferred dividend payments totaling $4.9 million, and principal payments on our long-term debt and financing arrangement totaling $1.1 million. Since we recapitalized our preferred stock in fiscal 2005, we have redeemed $50.0 million, or 2.0 million shares, of our outstanding preferred stock. These redemptions have reduced our preferred dividend obligation and corresponding financing cash outflows by $5.0 million per year. We anticipate making additional preferred stock redemptions under the terms of our recapitalization plan in future periods.

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. Required contractual payments primarily consist of payments to EDS for outsourcing services related to information systems, warehousing and distribution, and call center operations; payments on a financing obligation resulting from the sale of our corporate campus; minimum rent payments for retail store and sales office space; cash payments for Series A preferred stock dividends; mortgage payments on certain buildings and property; cash payments for new printing services equipment; short-term purchase obligations for inventory items; and monitoring fees paid to a Series A preferred stock investor. Our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total

Minimum required payments to EDS for outsourcing services	$17,217	$15,901	$15,927	$15,577	$15,298	$73,233	$153,153
Required payments on corporate campus financing obligation	3,045	3,045	3,045	3,055	3,115	49,957	65,262
Minimum operating lease payments	8,475	7,228	5,564	4,012	2,402	6,013	33,694
Preferred stock dividend payments(1)	3,734	3,734	3,734	3,734	3,734	-	18,670
Debt payments(2)	176	168	160	153	145	435	1,237
Contractual computer hardware purchases(3)	535	483	556	587	525	3,192	5,878
Payments for new printing services equipment(4)	3,137	-	-	-	-	-	3,137
Purchase obligations	10,523	-	-	-	-	-	10,523
Monitoring fees paid to a preferred stock investor(1)	166	166	166	166	166	-	830
Total expected contractual obligation payments	$47,008	$30,725	$29,152	$27,284	$25,385	$132,830	$292,384
_____________________________

(1)	Amount reflects $37.3 million of outstanding preferred stock. The amount of cash dividends and monitoring fees that we are obligated to pay will decline as shares of preferred stock are redeemed.

(2)	The Company’s variable rate debt payments include interest payments at 7.0%, which was the applicable interest rate at September 29, 2006.

(3)
We are contractually obligated by our EDS outsourcing agreement to purchase the necessary computer hardware to keep such equipment up to current specifications. Amounts shown are estimated capital purchases of computer hardward under terms of the EDS outsourcing agreement and its amendments.

(4)
In August 2006, we signed contracts to purchase new printing equipment for $3.1 million in cash as part of a plan to reconfigure our printing services operation. The payments are due at specified times during fiscal 2007 that coincide with the installation and successful operation of the new equipment.

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

Going forward, we will continue to incur costs necessary for the operation and potential growth of the business. We anticipate using cash on hand, cash provided by operating activities on the condition that we can continue to improve our cash flows generated from operating activities, and other financing alternatives, if necessary, for these expenditures. We anticipate that our existing capital resources should be adequate to enable us to maintain our operations for at least the upcoming twelve months. However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, our ability to contain costs, redemptions of preferred stock, purchases of our common stock, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future growth and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms.

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

Share-Based Compensation

Effective September 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method, and therefore have not restated prior periods’ financial results. Under this method, we recognize compensation expense for all share-based payments granted after September 1, 2006 and prior to but not yet vested as of September 1, 2006, in accordance with SFAS No. 123R. Prior to the adoption of SFAS No. 123R, we accounted for share-based payments under APB No. 25, and accordingly, we generally recognized compensation expense from stock options only when we granted options with an exercise price below the market price on the date of grant or made modifications to stock option terms which increased the fair value of the award.

During fiscal 2006, we granted performance based compensation awards to certain employees in a Board of Director approved long-term incentive plan (LTIP). These performance based share awards grant each participant the right to receive a certain number of shares of common stock based upon the achievement of specified financial goals at the end of a predetermined performance period. The LTIP awards granted during fiscal 2006 cliff vest on August 31, 2008, which is the completion of a three-year performance period. The number of shares that are finally awarded to LTIP participants is variable and is based entirely upon the achievement of a combination of performance objectives related to sales growth (fiscal 2008 sales compared to fiscal 2005 sales) and cumulative operating income during the performance period. Due to the variable number of shares that may be issued under the LTIP, we reevaluate the LTIP on a quarterly basis and adjust the number of shares expected to be awarded based upon financial results of the Company as compared to the performance goals set for the award. Adjustments to the number of shares awarded, and to the corresponding compensation expense, are based upon estimated future performance and are made on a cumulative basis at the date of adjustment based upon the probable number of shares to be awarded. Actual results could differ from estimates made during the service, or vesting, period. The Compensation Committee initially granted awards for 377,665 shares (target award) of common stock and the number of shares finally awarded will range from zero shares, if a minimum level of performance is not achieved, to 200 percent of the target award, if specifically defined performance criteria is achieved during the three-year performance period. The minimum sales growth necessary for participants to receive any shares under the LTIP is 7.5 percent and the minimum cumulative operating income is $36.2 million. The percentage of target shares awarded is based upon the combination of these factors as shown below:

Sales Growth	Percent of Target Shares Awarded
30.0%	115%	135%	150%	175%	200%
22.5%	90%	110%	125%	150%	175%
15.0%	65%	85%	100%	125%	150%
11.8%	50%	70%	85%	110%	135%
7.5%	30%	50%	65%	90%	115%
	$36.20	$56.80	$72.30	$108.50	$144.60
	Cumulative Operating Income (millions)

Based upon fiscal 2006 financial performance and estimated performance through the remaining service period, the number of performance awards granted during fiscal 2006 was reduced at August 31, 2006 to 337,588 shares, which resulted in a cumulative adjustment to our fiscal 2006 operating results of $0.1 million. The compensation cost of the LTIP grant was $0.5 million in fiscal 2006 and the total compensation cost of the LTIP will be equal to the number of shares finally issued multiplied by $6.60 per share, which was the fair value of the common shares determined at the grant date.

We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model. However, the Company did not grant any stock options in fiscal years 2006 or 2005 and at August 31, 2006 the remaining cost associated with our unvested stock options was insignificant.

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

Indefinite-Lived Intangible Assets

Intangible assets that are deemed to have an indefinite life are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists. The Covey trade name intangible asset has been deemed to have an indefinite life. This intangible asset is assigned to the OSBU and is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars, international licensee royalties, and related products. If forecasts and assumptions used to support the realizability of our indefinite-lived intangible asset change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition. Based upon our fiscal 2006 evaluation, our trade-name related revenues and licensee royalties would have to suffer significant reductions before we would be required to impair the Covey trade name.

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

Income Taxes

The Company regularly evaluates United States federal and various state and foreign jurisdiction income tax exposures. The tax benefits of tax exposure items are not recognized in the provision for income taxes unless it is probable that the benefits will be sustained, without regard to the likelihood of tax examination. A tax exposure reserve represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. The tax exposure reserve is classified as a component of the current income taxes payable account. The Company adds interest and penalties, if applicable, each period to the reserve which is recorded as a component of the overall income tax provision.

The Company recognizes the benefits of the tax exposure items in the financial statements, that is, the reserve is reversed, when it becomes probable that the tax position will be sustained. To assess the probability of sustaining a tax position, the Company considers all available positive evidence. In many instances, sufficient positive evidence will not be available until the expiration of the statute of limitations for Internal Revenue Service audits, at which time the entire benefit will be recognized as a discrete item in the applicable period.

The calculation of our income tax provision or benefit, as applicable, requires estimates of future taxable income or losses. During the course of the fiscal year, these estimates are compared to actual financial results and adjustments may be made to our tax provision or benefit to reflect these revised estimates.

The Company continually assesses the need for valuation allowances against its deferred income tax assets, considering recent profitability, known trends and events, and expected future transactions. For several years prior to the year ended August 31, 2006, our history of significant operating losses precluded us from demonstrating that it was more likely than not that the related benefits from deferred income tax deductions and foreign tax carryforwards would be realized. Accordingly, we recorded valuation allowances on the majority of our deferred income tax assets.

In fiscal 2006 we reversed the majority of these valuation allowances. Due to improved operating performance, business models, and expectations regarding future taxable income, the Company has concluded that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of other deferred income tax assets will be realized. Thus, we reversed the valuation allowances on certain of our domestic deferred income tax assets, except for $2.2 million related to foreign tax credits.

NEW ACCOUNTING PRONOUNCEMENTS

Error Corrections - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of an accounting change. Further, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of shareholders’ equity) for the period that is being reported in an income statement. This statement also carries forward, without change, the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and will thus be effective for our fiscal year beginning September 1, 2006.

Sales Tax Presentation - In June 2006, the EITF reached a consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). This consensus provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-03 on the presentation of our consolidated financial statements.

Uncertain Tax Positions - In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. This interpretation prescribes a consistent recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing, and measuring tax positions for financial statement purposes. This interpretation also requires expanded disclosure with respect to the uncertainties as they relate to income tax accounting and is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN No. 48 no later than September 1, 2007 (fiscal 2008). We are currently in the process of evaluating the impact of FIN No. 48 on our financial statements. The cumulative effect from the adoption of FIN No. 48, if any, will be an adjustment to beginning retained earnings in the year of adoption.

Evaluation of Misstatements - In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides the Staff’s views regarding the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements. The evaluation requirements of SAB No. 108 are effective for years ending after November 15, 2006. We have not yet determined the impact of adopting the provisions of SAB No. 108.

Fair Value Measures - In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. Statement No. 157 only applies to fair-value measurements that are already required or permitted by other accounting standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007, and will thus be effective for the Company in fiscal 2008. We have not yet completed our analysis of the impact of SFAS No. 157 on our financial statements.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, Internet webcasts, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward looking statements regarding future sales activity, anticipated expenses, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this report on Form 10-K entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: unanticipated costs or capital expenditures; difficulties encountered by EDS in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance, including the risk factors noted in Item 1A of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors may emerge and it is not possible for our management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any single factor, or combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results.

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

Forward-looking statements are based on management’s expectations as of the date made, and the Company does not undertake any responsibility to update any of these statements in the future except as required by law. Actual future performance and results will differ and may differ materially from that contained in or suggested by forward-looking statements as a result of the factors set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in our filings with the SEC.

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

Foreign Currency Forward Contracts - During the fiscal years ended August 31, 2006, 2005, and 2004, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts. The gains and losses on these contracts were recorded as a component of SG&A expense in our consolidated income statements and had the following net impact on the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2006	2005	2004

Losses on foreign exchange contracts	$(346)	$(437)	$(641)
Gains on foreign exchange contracts	415	127	227
Net gain (loss) on foreign exchange contracts	$69	$(310)	$(414)

At August 31, 2006, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of our foreign currency sell contracts that did not qualify for hedge accounting were as follows at August 31, 2006 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	290,000	$2,491
Australian Dollars	1,500	1,148
Mexican Pesos	11,650	1,061

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

As of August 31, 2005, we had settled our net investment hedge contracts and we did not utilize any net investment hedge contracts in fiscal 2006. However, we may continue to utilize net investment hedge contracts in future periods as a component of our overall foreign currency risk strategy.

Interest Rate Sensitivity - The Company is exposed to fluctuations in United States’ interest rates primarily as a result of the cash and cash equivalents that we hold. At August 31, 2006, our debt balances consist of a financing obligation from the June 2005 sale of the corporate campus and one variable-rate mortgage on certain of our buildings and property located in Canada. The financing obligation has a payment structure equivalent to a lease arrangement with an interest rate of 7.7 percent. Our variable-rate mortgage has interest charged at the Canadian Prime Rate plus one percent (7.0 percent at August 31, 2006) and requires payments through January 2015. A one percent increase in the interest rate on our Canadian mortgage would increase our total interest expense by $0.1 million over the term of the mortgage.

During the fiscal years ended August 31, 2006, 2005, and 2004, we were not party to any interest rate swap agreements or similar derivative instruments.

ITEM 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting
The management of Franklin Covey Co. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of August 31, 2006, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting using the criteria in Internal Control—Integrated Framework, established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of our assessment, we identified the following material weakness in internal control over financial reporting as of August 31, 2006:

•
Liability accrual for services - Our policies and procedures regarding capturing and recording accounts payable for services were inadequate to ensure the completeness and accuracy of recording liabilities in the correct period in which the service was provided. As a result, misstatements existed in the Company's current liabilities that were corrected prior to the issuance of the fiscal 2006 consolidated financial statements. This material weakness resulted in a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

We determined that the aforementioned deficiency constitutes a material weakness in our internal control over financial reporting as of August 31, 2006. Accordingly, we concluded that we did not maintain effective internal control over financial reporting as of August 31, 2006.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on management's assessment of our internal control over financial reporting. Their report is included in Item 8 of this Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Franklin Covey Co.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Franklin Covey Co. did not maintain effective internal control over financial reporting as of August 31, 2006, because of the effect of a material weakness identified in management's assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Franklin Covey Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: The Company determined that its policies and procedures regarding capturing and recording accounts payable for services were inadequate to ensure the completeness and accuracy of recording liabilities in the correct period in which the service was provided. As a result, misstatements existed in the Company’s current liabilities in its preliminary fiscal 2006 consolidated financial statements. The material weakness resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Franklin Covey Co. and subsidiaries as of August 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated November 13, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that Franklin Covey Co. did not maintain effective internal control over financial reporting as of August 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Franklin Covey Co. has not maintained effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG LLP

Salt Lake City, Utah
November 13, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Franklin Covey Co.:

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. and subsidiaries as of August 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Covey Co. and subsidiaries as of August 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Franklin Covey Co.'s internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 13, 2006 expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
November 13, 2006

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2006	2005
In thousands, except per share data

ASSETS
Current assets:
Cash and cash equivalents	$30,587	$51,690
Restricted cash		699
Accounts receivable, less allowance for doubtful accounts of $979 and $1,425	24,254	22,399
Inventories	21,790	20,975
Deferred income taxes	4,130	2,396
Prepaid expenses and other assets	6,359	7,023
Total current assets	87,120	105,182
Property and equipment, net	33,318	35,277
Intangible assets, net	79,532	83,348
Deferred income taxes	4,340	375
Other long-term assets	12,249	9,051
	$216,559	$233,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing obligation	$585	$1,088
Accounts payable	13,769	13,704
Income taxes payable	1,924	3,996
Accrued liabilities	32,170	36,536
Total current liabilities	48,448	55,324
Long-term debt and financing obligation, less current portion	33,559	34,086
Other liabilities	1,192	1,282
Deferred income tax liabilities	11	9,715
Total liabilities	83,210	100,407

Commitments and contingencies (Notes 1, 5, 6, and 10)

Shareholders’ equity:
Preferred stock - Series A, no par value; 4,000 shares authorized, 1,494 and 2,294 shares issued and outstanding; liquidation preference totaling $38,278 and $58,778	37,345	57,345
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	185,691	190,760
Common stock warrants	7,611	7,611
Retained earnings (accumulated deficit)	14,075	(14,498)
Deferred compensation on unvested stock grants	-	(1,055)
Accumulated other comprehensive income	653	556
Treasury stock at cost, 7,083 shares and 6,465 shares	(113,379)	(109,246)
Total shareholders’ equity	133,349	132,826
	$216,559	$233,233
See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED INCOME STATEMENTS AND COMPREHENSIVE INCOME (LOSS)

YEAR ENDED AUGUST 31,	2006	2005	2004
In thousands, except per share amounts

Net sales:
Products	$156,205	$167,179	$177,184
Training and consulting services	122,418	116,363	98,250
	278,623	283,542	275,434

Cost of sales:
Products	70,516	77,074	85,803
Training and consulting services	40,722	37,773	33,830
	111,238	114,847	119,633

Gross profit	167,385	168,695	155,801

Selling, general, and administrative	144,747	148,305	148,918
Depreciation	4,779	7,774	11,774
Amortization	3,813	4,173	4,173
Income (loss) from operations	14,046	8,443	(9,064)

Interest income	1,334	944	481
Interest expense	(2,622)	(786)	(218)
Recovery from legal settlement	873	-	-
Gain on disposal of investment in unconsolidated subsidiary	-	500	-
Income (loss) before income taxes	13,631	9,101	(8,801)

Income tax benefit (provision)	14,942	1,085	(1,349)
Net income (loss)	28,573	10,186	(10,150)
Preferred stock dividends	(4,385)	(8,270)	(8,735)
Loss on recapitalization of preferred stock	-	(7,753)	-
Net income (loss) available to common shareholders	$24,188	$(5,837)	$(18,885)

Net income (loss) available to common shareholders per share (Note 17):
Basic	$1.20	$(.34)	$(.96)
Diluted	$1.18	$(.34)	$(.96)

Weighted average number of common shares (Note 17):
Basic	20,134	19,949	19,734
Diluted	20,554	19,949	19,734

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$28,573	$10,186	$(10,150)
Adjustment for fair value of hedge derivatives	-	(318)	(207)
Foreign currency translation adjustments	97	(152)	788
Comprehensive income (loss)	$28,670	$9,716	$(9,569)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Common Stock Warrants	Retained Earnings (Accumulated Deficit)	Notes and Interest Receivable	Deferred Compensa-tion	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount
In thousands
Balance at August 31, 2003	873	87,203	27,056	1,353	221,968	-	(3,912)	(8,459)	-	445	(7,007)	(120,931)
Preferred stock dividends					(5,866)		(2,869)
Issuance of common stock from treasury					(27)						99	181
Purchase of treasury shares											(93)	(182)
Cumulative translation adjustment										788
Adjustment for fair value of hedge derivatives										(207)
Modification of management stock loans					(7,565)			7,565
Cancellation of note receivable from sale of common stock					1,495			894			(121)	(2,389)
Unvested stock award					(4,420)				(829)		304	5,249
Common stock held in non-qualified deferred compensation plan											(210)	(953)
Amortization of deferred compensation									97
Net loss							(10,150)
Balance at August 31, 2004	873	87,203	27,056	1,353	205,585	-	(16,931)	-	(732)	1,026	(7,028)	(119,025)
Preferred stock dividends					(8,270)
Extinguishment of previously existing Series A Preferred Stock	(873)	(87,203)
Preferred stock recapitalization	3,494	87,345				7,611	(7,753)
Preferred stock redemption	(1,200)	(30,000)
Issuance of common stock from treasury					(257)						42	366
Purchase of treasury shares											(23)	(91)
Unvested stock awards					(5,192)				(1,114)		352	6,234
Amortization of deferred compensation									791
CEO fully-vested stock award					(2,837)						187	3,241
Non-qualified deferred compensation plan treasury stock transactions					892						5	29
Payments on management common stock loans					839
Cumulative translation adjustments										(152)
Adjustment for fair value of hedge derivatives										(318)
Net income							10,186
Balance at August 31, 2005	2,294	$57,345	27,056	$1,353	$190,760	$7,611	$(14,498)	$-	$(1,055)	$556	(6,465)	$(109,246)
Preferred stock dividends					(4,385)
Preferred stock redemptions	(800)	(20,000)
Issuance of common stock from treasury					(334)						69	743
Purchase of treasury shares											(690)	(5,167)
Unvested stock award					(458)						27	458
Stock-based compensation					862
Reclassification of deferred compensation upon adoption of SFAS 123R					(1,055)				1,055
Receipt of common stock as consideration for payment on management common stock loans					301						(24)	(167)
Cumulative translation adjustments										97
Net income							28,573
Balance at August 31, 2006	1,494	$37,345	27,056	$1,353	$185,691	$7,611	$14,075	$-	$-	$653	(7,083)	$(113,379)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2006	2005	2004
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$28,573	$10,186	$(10,150)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,289	13,939	17,717
Gain on disposal of investment in unconsolidated subsidiary	-	(500)	-
Restructuring cost reversal	-	(306)	-
Deferred income taxes	(15,435)	(410)	623
Compensation cost of CEO fully-vested stock grant	-	404	-
Share-based compensation cost	843	791	97
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	(1,919)	(3,481)	2,120
Decrease (increase) in inventories	(845)	2,813	13,262
Decrease (increase) in prepaid expenses and other assets	1,458	(526)	3,679
Increase (decrease) in accounts payable and accrued liabilities	(3,697)	532	(14,271)
Decrease in income taxes payable	(2,081)	(1,832)	(649)
Increase (decrease) in other long-term liabilities	(177)	652	(348)
Net cash provided by operating activities	17,009	22,262	12,080

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,350)	(4,179)	(3,970)
Purchases of short-term investments	-	(10,653)	(18,680)
Sales of short-term investments	-	21,383	7,950
Capitalized curriculum development costs	(4,010)	(2,184)	(961)
Proceeds from disposal of unconsolidated subsidiary	-	500	-
Proceeds from sale of property and equipment, net	93	-	1,556
Net cash provided by (used for) investing activities	(8,267)	4,867	(14,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale and financing of corporate campus (net of restricted cash of $699)	-	32,422	-
Redemptions of Series A preferred stock	(20,000)	(30,000)	-
Change in restricted cash	699	-	-
Principal payments on long-term debt and financing obligation	(1,111)	(216)	(102)
Purchases of common stock for treasury	(5,167)	(91)	(182)
Proceeds from sales of common stock from treasury	427	109	154
Proceeds from management stock loan payments	134	839	-
Payment of preferred stock dividends	(4,885)	(9,020)	(8,735)
Net cash used for financing activities	(29,903)	(5,957)	(8,865)
Effect of foreign currency exchange rates on cash and cash equivalents	58	(656)	148
Net increase (decrease) in cash and cash equivalents	(21,103)	20,516	(10,742)
Cash and cash equivalents at beginning of the year	51,690	31,174	41,916
Cash and cash equivalents at end of the year	$30,587	$51,690	$31,174

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,615	$1,549	$1,069
Cash paid for interest	2,662	606	277
Non-cash investing and financing activities:
Accrued preferred stock dividends	$934	$1,434	$2,184
Issuance of unvested stock as deferred compensation	212	1,147	829

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications included a change in the classification of the gain on the sale of investment in an unconsolidated subsidiary from operating income to non-operating income in the fiscal 2005 consolidated income statement.

Cash and Cash Equivalents

We consider highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. Our cash equivalents consisted primarily of commercial paper and money market funds that totaled $19.5 million and $36.7 million at August 31, 2006 and 2005. As of August 31, 2006, we had demand deposits at various banks in excess of the $100,000 limit for insurance by the Federal Deposit Insurance Corporation (FDIC).

Restricted Cash

Our restricted cash represents a portion of the proceeds from the fiscal 2005 sale of our corporate campus (Note 2) that was held in escrow to repay the outstanding mortgage on one of the buildings that was sold. The mortgage was repaid in full during September 2005.

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

Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Elements of cost in inventories generally include raw materials, direct labor, and overhead. Our inventories are comprised primarily of dated calendar products and other non-dated products such as binders, stationery, training products, handheld electronic devices, and other accessories and were comprised of the following (in thousands):

AUGUST 31,	2006	2005
Finished goods	$18,464	$18,161
Work in process	706	825
Raw materials	2,620	1,989
	$21,790	$20,975

Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. At August 31, 2006 and 2005, our reserves for excess and obsolete inventories totaled $3.3 million and $5.3 million. In assessing the realization of inventories, we make judgments regarding future demand requirements and compare these estimates with current and committed inventory levels. Inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer- or shorter-than-expected usage periods, and other factors that could affect the valuation of our inventories.

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

Indefinite-Lived Intangible Assets

Intangible assets that are deemed to have an indefinite life are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists. The Covey trade name intangible asset (Note 3) has been deemed to have an indefinite life. This intangible asset is assigned to the Organizational Solutions Business Unit and is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products. No impairment charge to the Covey trade name was required during the fiscal years ended August 31, 2006, 2005, or 2004.

Capitalized Curriculum Development Costs

During the normal course of business, we develop training courses and related materials that we sell to our customers. Capitalized curriculum development costs include certain expenditures to develop course materials such as video segments, course manuals, and other related materials. Curriculum costs are only capitalized when a course is developed that will result in future benefits or when there is a major revision to a course or significant re-write of the course materials or curriculum.

During fiscal 2006, we capitalized certain costs associated with the development of new programs in leadership and goal alignment and execution. In fiscal 2005, we completed major revisions to our well-known and successful The 7 Habits of Highly Effective People training course and capitalized costs associated with the refreshed course. These capitalized development costs are generally amortized over a five-year life, which is based on numerous factors, including expected cycles of major changes to curriculum. Capitalized curriculum development costs are reported as a component of our other long-term assets in our consolidated balance sheet and totaled $5.9 million and $2.6 million at August 31, 2006 and 2005. Capitalized curriculum development cost amortization is reported as a component of cost of sales.

Restricted Investments

The Company’s restricted investments consist of insurance contracts and investments in mutual funds that are held in a “rabbi trust” and are restricted for payment to the participants of our deferred compensation plan (Note 14). We account for our restricted investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As required by SFAS No. 115, the Company determines the proper classification of its investments at the time of purchase and reassesses such designations at each balance sheet date. At August 31, 2006 and 2005, our restricted investments were classified as trading securities and consisted of insurance contracts and mutual funds. The fair value of these restricted investments totaled $1.2 million at August 31, 2006 and 2005, and were recorded as components of other long-term assets in the accompanying consolidated balance sheets.

In accordance with SFAS No. 115, our unrealized losses on restricted investments, which were immaterial during fiscal years 2006, 2005, and 2004, were recognized in the accompanying consolidated statements of operations as a component of selling, general, and administrative expense.

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

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2006	2005
Accrued compensation	$7,457	$8,069
Unearned revenue	5,275	4,541
Outsourcing contract costs payable	4,111	4,211
Customer credits	2,632	2,701
Accrued preferred stock dividends	934	1,434
Other accrued liabilities	11,761	15,580
	$32,170	$36,536

Foreign Currency Translation and Transactions

The functional currencies of the Company's foreign operations are the local currencies.  Translation adjustments result from translating the Company’s foreign subsidiaries’ financial statements into United States dollars. The balance sheet accounts of our foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated using average exchange rates during the fiscal year. The resulting translation gains or losses were recorded as a component of accumulated other comprehensive income in shareholders’ equity. Transaction losses totaled $0.1 million, $0.3 million, and $0.2 million, during fiscal years 2006, 2005, and 2004, respectively, and were reported as a component of selling, general, and administrative expenses.

Derivative Instruments

Derivative instruments are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as modified by SFAS No. 138, Accounting for Certain Derivative and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. During the normal course of business, we are exposed to risks associated with foreign currency exchange rate and interest rate fluctuations. Foreign currency exchange rate exposures result from the Company’s operating results, assets, and liabilities that are denominated in currencies other than the United States dollar. In order to limit our exposure to these elements, we have made limited use of derivative instruments. Each derivative instrument is recorded in the balance sheet at its fair value. Changes in the fair value of derivative instruments that qualify for hedge accounting are recorded in accumulated other comprehensive income (a component of shareholders’ equity). Changes in the fair value of derivative instruments that are not designated as hedge instruments are immediately recognized as a component of selling, general, and administrative expense in our consolidated income statements.

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

Revenue is recognized on software sales in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-09. Statement 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products and support to be allocated to each element based on the relative fair value of the elements based on vendor specific objective evidence (VSOE). The majority of the Company’s software sales have multiple elements, including a license and post contract customer support (PCS). Currently we do not have VSOE for either the license or support elements of our software sales. Accordingly, revenue is deferred until the only undelivered element is PCS and the total arrangement fee is recognized ratably over the support period. During fiscal 2006, 2005, and 2004, we had software sales totaling $3.3 million, $4.6 million, and $4.7 million, which are included in product sales in our consolidated income statements.

Our international strategy includes the use of licensees in countries where we do not have a directly-owned operation. Licensee companies are unrelated entities that have been granted a license to translate the Company’s content and curriculum, adapt the content and curriculum to the local culture, and sell the Company’s training seminars and products in a specific country or region. Licensees are required to pay us royalties based upon a percentage of the licensee’s sales. The Company recognizes royalty income each period based upon the sales information reported to the Company from the licensee. Licensee royalty revenues totaled $6.1 million, $5.2 million, and $4.3 million for the fiscal years ended August 31, 2006, 2005, and 2004.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Share-Based Compensation

On September 1, 2005 we adopted the provisions of SFAS No. 123 (Revised 2004) Share Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Generally, this new statement follows the approach previously defined in SFAS No. 123. However, SFAS No. 123R requires all share based-payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values.

We previously accounted for our stock-based compensation using the intrinsic method as defined in APB Opinion No. 25 and accordingly, we have not recognized any expense for our stock option plans or employee stock purchase plan in our consolidated financial statements for fiscal years prior to the adoption of SFAS No. 123R. We adopted SFAS No. 123R using the modified prospective transition method. Under this method, share-based awards that are granted, modified, or settled after the date of adoption are measured and accounted for in accordance with Statement No. 123R and prior period financial results are not retroactively adjusted. The accounting treatment for unvested share awards remains essentially unchanged. The following table presents the pro forma stock-based compensation amounts that would have been included in our income statements for fiscal 2005 and 2004 had stock-based compensation expense been determined in accordance with the fair value method prescribed by SFAS No. 123 (in thousands):

YEAR ENDED AUGUST 31,	2005	2004
Net loss attributable to common shareholders, as reported	$(5,837)	$(18,885)
Add: Share-based compensation expense included in reported net income, net of related tax effects	791	97
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,019)	(871)
Net loss attributable to common shareholders, pro forma	$(8,065)	$(19,659)

Basic and diluted net loss per share, as reported	$(.34)	$(.96)

Basic and diluted net loss per share, pro forma	$(.46)	$(1.00)

In connection with changes to our Chief Executive Officer’s (CEO) compensation (Note 19), we accelerated the vesting on the CEO’s 1.6 million stock options with an exercise price of $14.00 per share during fiscal 2005. The accelerated vesting of these options increased the fair value of stock-based compensation as shown in the table above by $1.9 million during fiscal 2005.

For more information on our stock-based compensation plans, refer to Note 11.

Shipping and Handling Fees and Costs

All shipping and handling fees billed to customers are recorded as a component of net sales. All costs incurred related to the shipping and handling of products are recorded in cost of sales.

Advertising Costs

Costs for newspaper, television, radio, and other advertising are expensed as incurred or recognized over the period of expected benefit for direct response and catalog advertising. Direct response advertising costs, which consist primarily of printing and mailing costs for catalogs and seminar mailers, are charged to expense over the period of projected benefit, which ranges from three to 12 months. Advertising costs included in selling, general, and administrative expenses totaled $16.0 million, $16.2 million, and $14.0 million for the fiscal years ended August 31, 2006, 2005, and 2004. Our direct response advertising costs reported in other current assets totaled $2.5 million and $3.2 million at August 31, 2006 and 2005.

Research and Development Costs

We expense research and development costs as incurred. During fiscal years 2006, 2005, and 2004, we expensed $2.3 million, $2.2 million, and $3.6 million of research and development costs that were recorded as components of cost of sales and selling, general, and administrative expenses in our consolidated income statements.

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

The Company provides for income taxes, net of applicable foreign tax credits, on temporary differences in our investment in foreign subsidiaries, which consist primarily of unrepatriated earnings.

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

New Accounting Pronouncements

Error Corrections - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of an accounting change. Further, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of shareholders’ equity) for the period that is being reported in an income statement. This statement also carries forward, without change, the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and will thus be effective for our fiscal year beginning September 1, 2006.

Sales Tax Presentation - In June 2006, the EITF reached a consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). This consensus provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-03 on the presentation of our consolidated financial statements.

Uncertain Tax Positions - In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. This interpretation prescribes a consistent recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing, and measuring tax positions for financial statement purposes. This interpretation also requires expanded disclosure with respect to the uncertainties as they relate to income tax accounting and is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN No. 48 no later than September 1, 2007 (fiscal 2008). We are currently in the process of evaluating the impact of FIN No. 48 on our financial statements. The cumulative effect from the adoption of FIN No. 48, if any, will be an adjustment to beginning retained earnings in the year of adoption.

Evaluation of Misstatements - In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides the Staff’s views regarding the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements. The evaluation requirements of SAB No. 108 are effective for years ending after November 15, 2006. We have not yet determined the impact of adopting the provisions of SAB No. 108.

Fair Value Measures - In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. Statement No. 157 only applies to fair-value measurements that are already required or permitted by other accounting standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007, and will thus be effective for the Company in fiscal 2008. We have not yet completed our analysis of the impact of SFAS No. 157 on our financial statements.

2.	PROPERTY AND EQUIPMENT

Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2006	2005
Land and improvements	$1,869	$1,848
Buildings	35,063	34,763
Machinery and equipment	31,709	31,660
Computer hardware and software	42,532	61,820
Furniture, fixtures, and leasehold improvements	32,831	43,798
	144,004	173,889
Less accumulated depreciation	(110,686)	(138,612)
	$33,318	$35,277

In August 2006, we initiated a project to reconfigure our printing operations to improve our printing services’ efficiency, reduce operating costs, and improve our printing services’ flexibility in order to increase external printing service sales. Our reconfiguration plan includes moving our printing operation a short distance from its existing location to our corporate headquarters campus and the sale of certain printing presses. Other existing presses will be moved to the new location as part of the reconfiguration plan. Because the manufacturing facility and printing presses were not available for immediate sale as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these assets were not classified as held for sale in our consolidated balance sheet. The carrying value of the manufacturing facility and printing presses that are to be sold under the reconfiguration plan totaled $1.9 million at August 31, 2006 and are included in our Consumer Solutions Business Unit assets. We do not expect to recognize a loss from the sale of these assets.

On June 21, 2005 we completed the sale and leaseback of our corporate headquarters facility, located in Salt Lake City, Utah. The sale price was $33.8 million in cash and after deducting customary closing costs, including commissions and an amount held in escrow for payment of the remaining mortgage on one of the buildings, we received net proceeds totaling $32.4 million. In connection with the transaction, we entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group. Although the corporate headquarters facility was sold and the Company has no legal ownership of the property, SFAS No. 98, Accounting for Leases, precluded us from recording the transaction as a sale since we have subleased more than a minor portion of the property. Pursuant to this accounting guidance, we have accounted for the sale as a financing transaction, which required us to continue reporting the corporate headquarters facility as an asset and to depreciate the property over the life of the master lease agreement. We also recorded a financing obligation to the purchaser (Note 4) for the sale price. At August 31, 2006, the carrying value of the corporate headquarters facility was $22.1 million. The master lease agreement also contains six five-year renewal options, which allows us to maintain our operations at the current location for up to 50 years.

As a result of projected negative cash flows at certain retail stores, we recorded impairment charges totaling $0.2 million and $0.3 million during fiscal 2005 and 2004 to reduce the carrying values of the stores’ long-lived assets to their estimated fair values. These impairment charges were related to assets that are to be held and used by the Company and were included as a component of depreciation expense in our consolidated income statements. We were not required to record any impairment charges on our property and equipment during fiscal 2006.

Certain land and buildings are collateral for mortgage debt obligations (Note 4).

3.	INTANGIBLE ASSETS

Our intangible assets were comprised of the following (in thousands):

AUGUST 31, 2006	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
License rights	$27,000	$(7,417)	$19,583
Curriculum	58,229	(26,826)	31,403
Customer lists	18,774	(13,228)	5,546
Trade names	1,277	(1,277)	-
	105,280	(48,748)	56,532
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$128,280	$(48,748)	$79,532

AUGUST 31, 2005
Definite-lived intangible assets:
License rights	$27,000	$(6,480)	$20,520
Curriculum	58,232	(25,146)	33,086
Customer lists	18,774	(12,032)	6,742
Trade names	1,277	(1,277)	-
	105,283	(44,935)	60,348
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$128,283	$(44,935)	$83,348

Our intangible assets are amortized on a straight-line basis over the estimated useful life of the asset. The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of definite-lived intangible assets at August 31, 2006 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Amortization Period

License rights	20 years	30 years
Curriculum	13 to 20 years	26 years
Customer lists	5 years	13 years

Our aggregate amortization expense from definite-lived intangible assets totaled $3.8 million, $4.2 million, and $4.2 million, for the fiscal years ended August 31, 2006, 2005, and 2004. Amortization expense for our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING AUGUST 31,
2007	$3,613
2008	3,613
2009	3,613
2010	3,613
2011	3,471

4.	LONG TERM DEBT AND FINANCING OBLIGATION

Our long-term debt and financing obligation were comprised of the following (in thousands):

AUGUST 31,	2006	2005
Financing obligation on corporate campus, payable in monthly installments of $254 for the first five years with two percent annual increases thereafter (imputed interest at 7.7%), through June 2025	$33,291	$33,739
Mortgage payable in monthly installments of $9 CDN ($8 USD at August 31, 2006), plus interest at CDN prime plus 1% (7.0% at August 31, 2006) through January 2015, secured by real estate	853	$889
Mortgage payable in monthly installments of $8 including interest at 9.9%, secured by real estate, and paid in full in September 2005	-	546
	34,144	35,174
Less current portion	(585)	(1,088)
Total long-term debt and financing obligation, less current portion	$33,559	$34,086

The mortgage loan on our Canadian facility requires the Company to maintain certain financial ratios at our directly owned Canadian operation.

On June 21, 2005, we completed the sale and leaseback of our corporate headquarters facility, located in Salt Lake City, Utah. The sale price was $33.8 million in cash and after deducting customary closing costs, we received net proceeds totaling $32.4 million. In connection with the transaction, we entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group. Although the corporate headquarters facility was sold and the Company has no legal ownership of the property, SFAS No. 98, Accounting for Leases, precluded us from recording the transaction as a sale since we have subleased a significant portion of the property that was sold. Accordingly, we have accounted for the sale as a financing transaction, which required us to continue reporting the corporate headquarters facility as an asset (Note 2) and to record a financing obligation for the sale price. The future minimum payments under the financing obligation for the initial 20 year lease term are as follows (in thousands):

YEAR ENDING AUGUST 31,
2007	$3,045
2008	3,045
2009	3,045
2010	3,055
2011	3,115
Thereafter	49,957
Total future minimum financing obligation payments	65,262
Less interest	(33,283)
Present value of future minimum financing obligation payments	$31,979

The difference between the carrying value of the financing obligation and the present value of the future minimum financing obligation payments represents the carrying value of the land sold in the financing transaction, which is not depreciated. At the conclusion of the master lease agreement, the remaining financing obligation and carrying value of the land will be written off the Company’s financial statements. The master lease agreement also contains six five-year renewal options that allow us to maintain our operations at the current location for up to 50 years.

Future principal maturities of our long-term debt and financing obligation were as follows at August 31, 2006 (in thousands):

YEAR ENDING AUGUST 31,
2007	$585
2008	624
2009	667
2010	722
2011	835
Thereafter	30,711
$34,144

In September 2005, we used a portion of the proceeds from the sale of our corporate headquarters to repay the mortgage, including a prepayment penalty totaling $0.1 million, on one of the buildings sold. The proceeds from the sale of the corporate headquarters facility that were used to repay the mortgage were reported as restricted cash on our August 31, 2005 consolidated balance sheet.

5.	LEASE OBLIGATIONS

Lease Expense

In the normal course of business, we lease office space, retail store locations, and warehouse and distribution facilities under non-cancelable operating lease agreements. We rent office space, primarily for international and domestic regional sales administration offices, in commercial office complexes that are conducive to sales and administrative operations. The majority of our retail stores are leased in locations that generally have significant consumer traffic, such as shopping malls and other commercial districts. We also rent warehousing and distribution facilities at certain international locations that are designed to provide secure storage and efficient distribution of our products to areas outside of the United States. These operating lease agreements generally contain renewal options that may be exercised at our discretion after the completion of the base rental term. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. At August 31, 2006, we had operating leases that have remaining terms of one to 10 years. The following table summarizes our future minimum lease payments under operating lease agreements at August 31, 2006 (in thousands):

YEAR ENDING AUGUST 31,
2007	$8,475
2008	7,228
2009	5,564
2010	4,012
2011	2,402
Thereafter	6,013
$33,694

We recognize lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense recorded in selling, general, and administrative expense from operating lease agreements was $11.2 million, $13.5 million, and $15.3 million for fiscal years 2006, 2005, and 2004. Additionally, certain retail store leases contain terms that require additional, or contingent, rental payments based upon the realization of certain sales thresholds. Our contingent rental payments under these arrangements were insignificant during the fiscal years ended August 31, 2006, 2005, and 2004.

During fiscal 2005, we completed the sale of our corporate headquarters facility, located in Salt Lake City, Utah. In connection with the transaction, we entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group, which also contains six five-year renewal options. Although the corporate headquarters facility was sold and the Company has no legal ownership of the property, SFAS No. 98, Accounting for Leases, precluded us from recording the transaction as a sale and a lease since we have subleased more than a minor portion of the property. Accordingly, we have accounted for the sale as a financing transaction which required us to continue reporting the corporate headquarters facility as an asset and to continue depreciating the property (Note 2). We also recorded a liability to the purchaser (Note 4) for the sale price.

Lease Income

During fiscal 2006 and in previous fiscal years, we have subleased a significant portion of our corporate headquarters office space located in Salt Lake City, Utah to multiple, unrelated tenants. The cost basis of the office space available for lease was $23.4 million and had a carrying value of $15.7 million at August 31, 2006. We also have sublease agreements on two retail store locations that we have exited, but still have a remaining lease obligation (Note 15). Future minimum lease payments due to us from these sublease agreements at August 31, 2006, are as follows (in thousands):

YEAR ENDING AUGUST 31,
2007	$2,298
2008	2,293
2009	2,289
2010	1,388
2011	744
Thereafter	1,411
$10,423

Total sublease payments made to the Company totaled $2.0 million, $1.9 million, and $2.4 million, in fiscal years 2006, 2005, and 2004 of which $0.3 million, $0.8 million and $2.3 million was recorded as a reduction of rent expense associated with underlying lease agreements in our selling, general, and administrative expense in fiscal 2006, 2005, and 2004. The remaining sublease income was attributable to leases at our corporate headquarters and was reported as a component of product sales in our consolidated income statements.

6.	COMMITMENTS AND CONTINGENCIES

EDS Outsourcing Contract

The Company has an outsourcing contract with Electronic Data Systems (EDS) to provide warehousing, distribution, information systems, and call center operations. Under terms of the outsourcing contract and its addendums, EDS operates our primary call center, provides warehousing and distribution services, and supports our software products and various information systems. The outsourcing contract and its addendums expire on June 30, 2016 and have remaining required minimum payments totaling approximately $153.2 million, which are payable over the life of the contract. During fiscal 2006, we amended the terms of the outsourcing agreement with EDS. One of the key provisions of this amendment is reduced required minimum annual payments for information systems support. Although we may pay more than the minimum required payments due to actual usage and other factors, the contractually required minimum annual payments were reduced by a total of $84.2 million over the life of the outsourcing agreement. During fiscal 2006, 2005, and 2004, we expensed $30.6 million, $30.4 million, and $33.8 million for services provided under terms of the EDS outsourcing contract. The total amount expensed each year under the EDS contract includes freight charges, which are billed to the Company based upon activity, that totaled $9.8 million, $9.6 million, and $9.6 million, during fiscal years 2006, 2005, and 2004, respectively. The following schedule summarizes our required minimum payments to EDS for services over the life of the outsourcing contract and its addendums (in thousands):

YEAR ENDING AUGUST 31,
2007	$17,217
2008	15,901
2009	15,927
2010	15,577
2011	15,298
Thereafter	73,233
$153,153

Actual expenses resulting from the outsourcing contracts may exceed required minimum payments if actual services provided under the contracts exceed specified minimum levels.

Under terms of the outsourcing agreement with EDS, we are contractually obligated to purchase the necessary computer hardware to keep such property and equipment up to certain specifications. Amounts shown below are estimated required capital purchases of computer hardware under terms of the EDS outsourcing agreement and its amendments (in thousands):

YEAR ENDING AUGUST 31,
2007	$535
2008	483
2009	556
2010	587
2011	525
Thereafter	3,192
$5,878

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

Purchase Commitments

During the normal course of business, we issue purchase orders to various external vendors for products (inventory) to be delivered at times that coincide with our seasonally busy months of November, December, and January. At August 31, 2006, we had purchase commitments totaling $10.5 million for inventory items to be delivered in fiscal 2007. Other purchase commitments for materials, supplies, and other items incident to the ordinary conduct of business were immaterial, both individually and in aggregate, to the Company’s operations at August 31, 2006.

Printing Equipment Purchases

In August 2006, we initiated a project to reconfigure our printing operations to improve our printing services’ efficiency, reduce operating costs, and improve our printing services’ flexibility in order to increase external printing services sales. In connection with this reconfiguration plan, we have signed contracts to purchase additional printing equipment for $3.1 million. The payments are due at specified times during fiscal 2007 that generally coincide with the installation and successful operation of the new equipment.

Legal Matters

During fiscal 2002, we received a subpoena from the Securities and Exchange Commission (SEC) seeking documents and information relating to our management stock loan program and previously announced, and withdrawn, tender offer. We provided the documents and information requested by the SEC, including the testimonies of our Chief Executive Officer, Chief Financial Officer, and other key employees. During fiscal 2006, we received notification from the SEC that the investigation was terminated without a recommendation for enforcement action.

In August 2005, EpicRealm Licensing (EpicRealm) filed an action against the Company for patent infringement. The action alleges that FranklinCovey infringed upon two of EpicRealm’s patents directed to managing dynamic web page requests from clients to a web server that in turn uses a page server to generate a dynamic web page from content retrieved from a data source. The Company denies the patent infringement and believes that the EpicRealm claims are invalid. This litigation is currently in the discovery phase and the Company intends to vigorously defend this matter.

The Company is also the subject of certain legal actions, which we consider routine to our business activities. At August 31, 2006, we believe that, after consultation with legal counsel, any potential liability to the Company under such actions will not materially affect our financial position, liquidity, or results of operations.

7.	PREFERRED STOCK RECAPITALIZATION

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

The preferred stock recapitalization transaction enables the Company to:

•	Have the conditional right to redeem shares of preferred stock;
•
Place a limit on the period in which we may be required to issue common stock. The new warrants to purchase shares of common stock expire in eight years, compared to the perpetual right of previously existing Series A preferred stock to convert to shares of common stock;

•	Increase our ability to purchase shares of our common stock. Previous purchases of common stock were limited and potentially subject to the approval of Series A preferred shareholders;
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

•
Redemption- Under the original recapitalization agreements, we were only permitted to redeem any of the Series A or Series B preferred shares during the first year following the recapitalization at a price per share equal to 100 percent of the liquidation preference. Subsequent to the first anniversary of the recapitalization and before the fifth anniversary of the transaction, we were allowed to purchase preferred shares (up to $30.0 million in aggregate) only from Knowledge Capital, which holds the majority of our preferred stock, at a premium that increases one percentage point annually. After the sixth anniversary of the recapitalization, we may redeem any shares of preferred stock at 101 percent of the liquidation preference on the date of redemption.

At our Annual Meeting of Shareholders held in January 2006, we obtained shareholder approval of an amendment to our articles of incorporation that extends the period during which we have the right to redeem outstanding shares of preferred stock at 100 percent of its liquidation preference. The amendment extended the original redemption deadline from March 8, 2006 to December 31, 2006 and also provides the right to extend the redemption period for an additional year to December 31, 2007, if another $10.0 million of preferred stock is redeemed before December 31, 2006. On February 13, 2006 we redeemed $10.0 million of preferred stock, which satisfied the additional extension provision and the Company can redeem preferred stock at the liquidation preference through December 31, 2007. If any shares remain outstanding subsequent to December 31, 2007, we must wait until after the sixth anniversary of the recapitalization to redeem shares of preferred stock as described above.

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

Subsequent to this valuation, we completed the sale of our corporate headquarters facility and redeemed $30.0 million, or 1.2 million shares, of Series A preferred stock at its liquidation preference and were considering additional redemptions of preferred stock at the liquidation preference. Based upon these considerations and other factors, including the improvements in our operating results, we determined that the liquidation preference ($25.00 per share) is more indicative of the fair value of the preferred stock at the date of the recapitalization transaction. Accordingly, we recorded a $7.8 million loss from the recapitalization transaction since the aggregate fair value of the new shares of preferred stock and warrants (see warrant discussion below) exceeded the carrying value of the old preferred stock.

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

A separate agreement exists with Knowledge Capital, the entity that holds the majority of the Series A preferred stock, which contains a call option to redeem $30.0 million of preferred stock at 100 percent to 103 percent of the liquidation preference as well as a “change in control” put option at 101 percent of the liquidation preference. This agreement is a derivative and meets the criteria found in paragraph 11 of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, to be separately accounted for as a liability. However, the fiscal 2005 $30.0 million redemption of Knowledge Capital preferred stock extinguished the call option in the recapitalization agreement and the corresponding liability derivative. Therefore, the incremental change of control feature (the amount in excess of 100 percent of liquidation preference in the change of control put option) will be valued at fair value based upon the likelihood of exercise and the expected incremental amount to be paid upon the change of control provision of the agreement. This derivative-based liability will require adjustment to fair value at each reporting period and had an initial value of zero on the date of the recapitalization transaction. At August 31, 2006 and 2005, the fair value of this derivative-based liability was zero.

8.	SHAREHOLDERS’ EQUITY

Preferred Stock

Series A - Following the recapitalization of our preferred stock in fiscal 2005, which included a one-to-four forward split of existing Series A preferred stock, we had 3.5 million shares of Series A preferred stock outstanding. Since the completion of the recapitalization, which provided us with the opportunity to redeem shares of preferred stock, we have redeemed a total of $50.0 million, or 2.0 million shares, of outstanding Series A preferred stock. During fiscal 2006, we redeemed $20.0 million, or 0.8 million shares, of Series A preferred stock at the liquidation preference, which is $25 per share plus accrued unpaid dividends. At August 31, 2006, we had 1.5 million shares of Series A preferred stock outstanding.

Series A preferred stock dividends accrue at an annual rate of 10.0 percent and are payable quarterly in cash. At August 31, 2006 and 2005, we had $0.9 million and $1.4 million, respectively, of accrued Series A preferred dividends, which were recorded as components of accrued liabilities in our consolidated balance sheets. For further information regarding the rights and preferences of our recapitalized Series A preferred stock, refer to the disclosures in Note 7, “Preferred Stock Recapitalization.”

Series B - The preferred stock recapitalization completed in fiscal 2005 significantly changed the rights and preferences of our Series B preferred stock. Our new Series A preferred stock automatically converts to shares of Series B preferred stock if the holder of the original Series A preferred stock sells, or transfers, the preferred stock to another party. Series B preferred stock does not have common-equivalent voting rights, but retains substantially all other characteristics of the new Series A preferred stock. At August 31, 2006, there were 4.0 million shares of Series B preferred stock authorized and no shares of Series B preferred stock outstanding.

Common Stock Warrants

Pursuant to the terms of the preferred stock recapitalization plan, we completed a one-to-four forward split of the existing Series A preferred stock and then bifurcated each share of Series A preferred stock into a new share of Series A preferred stock that is no longer convertible into common stock, and a warrant to purchase shares of common stock. Accordingly, we issued 6.2 million common stock warrants with an exercise price of $8.00 per share (subject to customary anti-dilution and exercise features), which will be exercisable over an eight-year term. These common stock warrants were recorded at fair value on the date of the recapitalization, as determined by a Black-Scholes valuation methodology, which totaled $7.6 million. During the fiscal year ended August 31, 2006, a total of 536 warrants were exercised. We issued common shares from treasury in connection with the exercise of these warrants.

Treasury Stock

During January 2006, our Board of Directors authorized the purchase of up to $10.0 million of our currently outstanding common stock. Common stock purchases under this plan will be made at the Company’s discretion for prevailing market prices and will be subject to customary regulatory requirements and considerations. The Company does not have a timetable for the purchase of these common shares and the authorization by the Board of Directors does not have an expiration date. During fiscal 2006 we purchased 681,300 shares of our common stock under the terms of this plan for $5.1 million. Accordingly, at August 31, 2006, $4.9 million was remaining for future purchases of our common stock under the fiscal 2006 Board approved purchase plan. We also purchased 7,900 common shares for $0.1 million during fiscal 2006 for exclusive distribution to participants in our employee stock purchase plan.

During the fiscal years ended August 31, 2006, 2005, and 2004, we issued 71,814; 42,263; and 99,137 shares of our common stock held in treasury to participants in the Company’s employee stock purchase plan and as the result of the exercise of stock options. Proceeds from the issuance of these shares totaled $0.4 million, $0.1 million, and $0.2 million during fiscal years 2006, 2005, and 2004. In addition, we issued 27,000; 563,090; and 303,660 shares of our common stock held in treasury in connection with unvested and fully-vested stock awards during fiscal 2006, 2005, and 2004 (Note 11).

9.	MANAGEMENT COMMON STOCK LOAN PROGRAM

During fiscal 2000, certain of our management personnel borrowed funds from an external lender, on a full-recourse basis, to acquire shares of our common stock. The loan program closed during fiscal 2001 with 3.825 million shares of common stock purchased by the loan participants for a total cost of $33.6 million, which was the market value of the shares acquired and distributed to loan participants. The Company initially participated on these management common stock loans as a guarantor to the lending institution. However, in connection with a new credit facility obtained during the fourth quarter of fiscal 2001, we acquired the loans from the external lender at fair value and are now the creditor for these loans. The loans in the management stock loan program historically accrued interest at 9.4 percent (compounded quarterly), are full-recourse to the participants, and were originally due in March 2005. Although interest accrues on the outstanding balance over the life of the loans, the Company ceased recording interest receivable (and related interest income) related to these loans during the third quarter of fiscal 2002. However, loan participants remain obligated to pay all accrued interest upon maturity of the loans.

In May 2004, our Board of Directors approved modifications to the terms of the management stock loans. While these changes had significant implications for most management stock loan program participants, the Company did not formally amend or modify the stock loan program notes. Rather, the Company chose to forego certain of its rights under the terms of the loans and granted participants the modifications described below in order to potentially improve their ability to pay, and the Company’s ability to collect, the outstanding balances of the loans. These modifications to the management stock loan terms applied to all current and former employees whose loans do not fall under the provisions of the Sarbanes-Oxley Act of 2002. Loans to the Company’s officers and directors (as defined by the Sarbanes-Oxley Act of 2002) were not affected by the approved modifications. During fiscal 2005 the Company collected $0.8 million, which represented payment in full, from an officer and members of the Board of Directors that were required to repay their loans on the original due date of March 30, 2005.

The May 2004 modifications to the management stock loan terms included the following:

Waiver of Right to Collect - The Company will waive its right to collect the outstanding balance of the loans prior to the earlier of (a) March 30, 2008, or (b) the date after March 30, 2005 on which the closing price of the Company’s stock multiplied by the number of shares purchased equals the outstanding principal and accrued interest on the management stock loans (the Breakeven Date).

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

Prior to the May 2004 modifications, the Company accounted for the loans and the corresponding shares using a loan-based accounting model that included guidance found in SAB 102, Selected Loan Loss Allowance Methodology and Documentation Issues; SFAS No. 114, Accounting by Creditors for Impairment of A Loan - an Amendment of FASB Statements No. 5 and 15; and SFAS No. 5, Accounting for Contingencies. However, due to the nature of the May 2004 modifications, the Company reevaluated its accounting for the management stock loan program. Based upon guidance found in EITF Issue 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, and EITF Issue 95-16, Accounting for Stock Compensation Agreements with Employer Loan Features under APB Opinion No. 25, we determined that the management common stock loans should be accounted for as non-recourse stock compensation instruments. While this accounting treatment does not alter the legal rights associated with the loans to the employees as described above, the modifications to the terms of the loans were deemed significant enough to adopt the non-recourse accounting model as described in EITF 00-23. As a result of this accounting treatment, the remaining carrying value of the notes and interest receivable related to financing common stock purchases by related parties, which totaled $7.6 million prior to the loan term modifications, was reduced to zero with a corresponding reduction in additional paid-in capital. Since the Company was unable to control the underlying management common stock loan shares, the loan program shares continued to be included in Basic earnings per share (EPS) following the May 2004 modifications.

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

During fiscal 2006, the Company offered participants in the management common stock loan program the opportunity to formally modify the terms of their loans in exchange for placing their shares of common stock purchased through the loan program in an escrow account that allows the Company to have a security interest in the loan program shares. The key modifications to the management common stock loans for the participants accepting the fiscal 2006 offer are as follows:

Modification of Promissory Note - The management stock loan due date was changed to be the earlier of (a) March 30, 2013, or (b) the Breakeven Date as defined by the May 2004 modifications. The interest rate on the loans will increase from 3.16 percent compounded annually to 4.72 percent compounded annually.

Redemption of Management Loan Program Shares - The Company will have the right to redeem the shares on the due date in satisfaction of the promissory notes as follows:

•
On the Breakeven Date, the Company has the right to purchase and redeem from the loan participants the number of loan program shares necessary to satisfy the participant’s obligation under the promissory note. The redemption price for each such loan program share will be equal to the closing price of the Company’s common stock on the Breakeven Date.

•
If the Company’s stock has not closed at or above the breakeven price on or before March 30, 2013, the Company has the right to purchase and redeem from the participants all of their loan program shares at the closing price on that date as partial payment on the participant’s obligation.

The fiscal 2006 modifications were intended to give the Company a measure of control of the outstanding loan program shares and to facilitate payment of the loans should the market value of the Company’s stock equal the principal and accrued interest on the management stock loans. If a loan participant declines the offer to modify their management stock loan, their loan will continue to have the same terms and conditions that were previously approved in May 2004 by the Company’s Board of Directors and their loans will be due at the earlier of March 30, 2008 or the Breakeven Date. Consistent with the May 2004 modifications, stock loan participants will be unable to realize a gain on the loan program shares unless they pay cash to satisfy the promissory note obligation prior to the due date. As of the closing date of the extension offer, which was substantially completed in June 2006, management stock loan participants holding approximately 3,508,000 shares, or 94 percent of the remaining loan shares, elected to accept the extension offer and placed their management stock loan shares into the escrow account.

As a result of this modification, the Company reevaluated its accounting treatment regarding the loan shares and their inclusion in Basic EPS. Since the management stock loan shares held in the escrow account continue to have the same income participation rights as other common shareholders, the Company has determined that the escrowed loan shares are participating securities as defined by EITF 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. As a result, the management loan shares will be included in the calculation of Basic EPS in periods of net income and excluded from Basic EPS in periods of net loss beginning in the fourth quarter of fiscal 2006, which was the completion of the escrow agreement modification.

As a result of these loan program modifications, the Company hopes to increase the total value received from loan participants; however, the inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

10.	FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The book value of our financial instruments at August 31, 2006 and August 31, 2005 approximates their fair values. The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions. Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2006 or 2005, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement. The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes:

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

Long-Term Debt and Financing Obligation - At August 31, 2006, our long-term debt consisted of a variable rate mortgage on our Canadian facility and a financing obligation resulting from the June 2005 sale of our corporate headquarters (Note 2). On August 31, 2005, we had an additional fixed-rate mortgage related to one of the buildings that was sold in June 2005. Further information regarding the fair value of these liability instruments is provided below.

Variable-Rate Debt - The fair value of our variable debt approximated its carrying value since the prevailing interest rate is adjusted to reflect market rates that would be available to us for similar debt with the corresponding remaining maturity.

Fixed Rate Debt - Our fixed-rate debt at August 31, 2005 consisted of a mortgage on one of the corporate campus buildings that was sold in June 2005 and was paid in full during September 2005. Due to the short-term nature of the mortgage at August 31, 2005, the fair value of this liability approximated its carrying value.

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

Foreign Currency Forward Contracts - During the fiscal years ended August 31, 2006, 2005, and 2004, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts. The gains and losses on these contracts were recorded as a component of selling, general, and administrative expense in our consolidated income statements and resulted in the following net impact on the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2006	2005	2004

Losses on foreign exchange contracts	$(346)	$(437)	$(641)
Gains on foreign exchange contracts	415	127	227
Net gain (loss) on foreign exchange contracts	$69	$(310)	$(414)

At August 31, 2006, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of our foreign currency sell contracts that did not qualify for hedge accounting were as follows at August 31, 2006 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	290,000	$2,491
Australian Dollars	1,500	1,148
Mexican Pesos	11,650	1,061

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

During fiscal 2006 we did not utilize net investment hedge contracts. However, we may continue to utilize net investment hedge contracts in future periods as a component of our overall foreign currency risk strategy.

Interest Rate Risk Management - Due to the limited nature of our interest rate risk, we do not make regular use of interest rate derivatives and we were not a party to any interest rate derivative instruments during fiscal years ended August 31, 2006, 2005, and 2004.

11.	SHARE-BASED COMPENSATION PLANS

Overview

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy. The Company’s shareholders have approved various stock incentive plans that permit us to grant performance awards, unvested stock awards, employee stock purchase plan (ESPP) shares, and stock options. In addition, our Board of Directors and shareholders may, from time to time, approve fully vested stock awards. At August 31, 2006, our stock option incentive plan, which permits the granting of performance awards, unvested stock awards to employees, and incentive stock options had 1,531,000 shares available for granting and our 2004 ESPP plan had 957,000 shares authorized for purchase by plan participants. The total cost of our share-based compensation plans in fiscal 2006 was as follows (in thousands):

YEAR ENDED AUGUST 31,	2006

Performance awards	$503
Unvested share awards	296
Compensation cost of ESPP	37
Stock options	7
$843

The compensation cost of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying consolidated income statement and no share-based compensation was capitalized during fiscal 2006. The Company generally issues shares of common stock for its share-based compensation plans from shares held in treasury. The following is a description of our share-based compensation plans.

Performance Awards

On January 20, 2006, the Company’s shareholders approved a performance based long-term incentive plan (the LTIP) that provides for annual issuances of common stock to certain managerial personnel and executive management as directed by the Compensation Committee of the Board of Directors. The LTIP performance awards granted during fiscal 2006 cliff vest on August 31, 2008, which is the completion of a three-year performance period. The number of shares that are finally awarded to LTIP participants is variable and is based entirely upon the achievement of a combination of performance objectives related to sales growth and cumulative operating income during the three-year performance period. The Compensation Committee initially granted awards for 377,665 shares (target award) of common stock and the number of shares finally awarded will range from zero shares, if a minimum level of performance is not achieved, to 200 percent of the target award, if specifically defined performance criteria is achieved during the three-year performance period.

The LTIP performance awards were valued at $6.60 per share, which was the closing price of our common stock on the grant date. The corresponding compensation cost of the LTIP award is being expensed over the service period of the award, which ends on August 31, 2008. Due to the variable number of shares that may be issued under the LTIP, we reevaluate the LTIP on a quarterly basis and adjust the number of shares expected to be awarded based upon financial results of the Company as compared to the performance goals set for the award. Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the date of adjustment based upon the estimated probable number of shares to be awarded. Based upon fiscal 2006 financial performance and estimated performance through the remaining service period, the number of performance awards granted during fiscal 2006 was reduced at August 31, 2006 to 337,588 shares, which resulted in a cumulative adjustment to our fiscal 2006 operating results of $0.1 million. At August 31, 2006, there was $1.7 million of total unrecognized compensation cost related to our fiscal 2006 performance awards, which is expected to be recognized over the remaining service period of the award. The recognized tax benefit from LTIP performance awards totaled $0.2 million for the fiscal year ended August 31, 2006. During fiscal 2006, performance awards for 4,000 shares were forfeited and an additional 5,000 shares were awarded subsequent to the initial performance award grant. The intrinsic value of our LTIP performance awards was $1.9 million, which was based upon our closing stock price of $5.75 per share on August 31, 2006.

Unvested Stock Awards

The fair value of unvested stock awards is calculated on the date of grant based on the closing market price of our common stock and is amortized to compensation expense on a straight-line basis over the corresponding vesting periods, which generally range from three to five years. The unrecognized compensation cost related to unvested stock awards was recorded as deferred compensation on unvested stock grants in shareholders’ equity at August 31, 2005. However, due to the adoption of SFAS No. 123R, the unrecognized portion of the compensation cost related to unvested stock awards granted prior to September 1, 2005 was reclassified as a component of additional paid-in capital. The following is a description of our unvested stock awards granted to employees and to certain members of our Board of Directors.

Employee Awards - During fiscal 2005 and in prior periods, we have granted unvested stock awards to certain employees as long-term incentives. These unvested stock awards cliff vest five years from the grant date or on an accelerated basis if we achieve specified earnings levels. The compensation cost of these unvested stock awards was based on the fair value of our common shares on the grant date and is expensed on a straight-line basis over the vesting (service) period of the awards. The recognition of compensation cost will be accelerated when we believe that it is probable that we will achieve the specified earnings thresholds and the shares will vest.

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

During our third quarter of fiscal 2005, we achieved the specified earnings thresholds required to accelerate the vesting for one-half of the unvested stock awards granted to employees in fiscal 2004 and unvested stock awards granted to our CEO in December 2004. Accordingly, during fiscal 2005 we expensed an additional $0.5 million of compensation cost related to the accelerated vesting of these unvested employee stock awards.

The unvested award shares granted to employees in fiscal 2005 and 2004 were issued from common stock held in treasury and had a cost basis of $5.2 million for the awards granted. The difference between the fair value of the unvested shares granted and their cost, which totaled $4.2 million for fiscal 2005 awards and $4.4 million for fiscal 2004 awards, was recorded as a reduction to additional paid-in capital.

Board of Director Awards - During January 2006, the Company’s shareholders approved changes to our non-employee directors’ stock incentive plan (the Directors’ Plan). The Directors’ plan was designed to provide non-employee directors of the Company, who are ineligible to participate in our employee stock incentive plan, an opportunity to acquire an interest in the Company through the acquisition of shares of common stock. Under the previous provisions of the Directors’ Plan, each non-employee director received an annual unvested stock award with a value (based on the trading price of the Company’s common stock on the date of the award) equal to $27,500. The primary modification to the Directors’ plan approved by the shareholders changes the annual unvested stock grant to 4,500 shares of common stock rather than the dollar value previously defined in the plan. The amendment also eliminates the limitation on the maximum dollar value of all awards made under the Directors’ Plan in any given year.

Under terms of the Directors’ Plan, we issued 27,000 shares and 76,090 shares of common stock to members of the Board of Directors in fiscal 2006 and 2005. The fair value of shares awarded under the Directors’ Plan was calculated on the grant date and the corresponding compensation cost is being recognized over the vesting period, which is three years. The cost of the common stock issued from treasury stock for these awards was $0.4 million in fiscal 2006 and $1.3 million in fiscal 2005.

The following information applies to our unvested stock awards to both employees and to members of the Board of Directors under the Directors’ Plan during fiscal 2006:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested stock awards at August 31, 2005	409,295	$3.18
Granted	27,000	7.84
Forfeited	(5,000)	4.00
Vested	-	-
Unvested stock awards at August 31, 2006	431,295	$3.46

At August 31, 2006, there was $1.0 million of total unrecognized compensation cost related to our unvested stock awards, which is expected to be recognized over the weighted-average vesting period of approximately three years unless specified accelerator thresholds are met. Compensation expense related to our unvested stock awards totaled $0.3 million, $0.8 million, and $0.1 million in fiscal years 2006, 2005, and 2004 and the total recognized tax benefit from unvested stock awards totaled $0.1 million, $0.3 million, and was insignificant for the fiscal years ended August 31, 2006, 2005, and 2004, respectively. The intrinsic value of our unvested stock awards was $2.5 million, which was based upon our closing stock price of $5.75 per share on August 31, 2006.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (Note 14) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of the Company’s common stock on the last trading day of the calendar month in each fiscal quarter. Based upon guidance in SFAS No. 123R, we determined that the discount offered to employees under the ESPP is compensatory and the amount is therefore expensed at each grant date. During fiscal 2006, a total of 32,993 shares were issued to participants in the ESPP.

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

Information related to stock option activity during fiscal 2006 is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price Per Share	Weighted Avg. Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Outstanding at August 31, 2005	2,285,884	$12.40
Granted	-
Exercised	(38,821)	5.54
Forfeited	(93,375)	15.64
Outstanding at August 31, 2006	2,153,688	$12.39	3.8	$256

Options vested and exercisable at August 31, 2006	2,128,688	$12.51	3.8	$155

We expect that all of our remaining stock options to vest and be exercisable.

The Company did not grant any stock options during the fiscal years ended August 31, 2006 and 2005 and the remaining unamortized service cost on previously granted stock options is insignificant in aggregate. Prior to the adoption of SFAS No. 123R, a Black-Scholes option-pricing model was used to calculate the pro forma compensation expense from stock option activity and the weighted average fair value of options granted. The following assumptions were used in the Black-Scholes option-pricing model for stock options that were granted in fiscal 2004 for disclosure purposes.

AUGUST 31,	2004
Dividend yield	None
Volatility	65.2%
Expected life (years)	2.9
Risk free rate of return	4.2%

The weighted average fair value of options granted under our stock option plans during fiscal year 2004 was $0.75 per share. The estimated fair value of options granted is subject to the assumptions made in the Black-Scholes option-pricing model and if the assumptions were to change, the estimated fair value amounts could be significantly different. The following additional information applies to our stock options outstanding at August 31, 2006:

Range of Exercise Prices	Number Outstanding at August 31, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at August 31, 2006	Weighted Average Exercise Price
$1.70 - $7.00	229,628	3.6	$ 5.29	204,628	$ 5.73
$7.75 - $9.69	313,500	3.0	9.19	313,500	9.19
$14.00 - $14.00	1,602,000	4.0	14.00	1,602,000	14.00
$17.69 - $18.00	8,560	1.3	17.82	8,560	17.82

The Company received cash proceeds totaling $0.2 million in fiscal 2006 and $26,000 in fiscal 2005 from the exercise of common stock options. The intrinsic value of stock options exercised was $0.1 million, $34,300, and zero for the fiscal years ended August 31, 2006, 2005, and 2004. The fair value of options that vested during fiscal 2006, 2005, and 2004 totaled $9,000, $5.0 million, and $0.2 million, respectively. The fair value of stock options vested in fiscal 2005 included 1.6 million options that were granted to the CEO in fiscal 2001, which were vested as a result of changes to the CEO’s compensation plan (Note 19).

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

12.	LEGAL SETTLEMENT

In fiscal 2002, we filed legal action against World Marketing Alliance, Inc., a Georgia corporation (WMA), and World Financial Group, Inc., a Delaware corporation and purchaser of substantially all assets of WMA, for breach of contract. The case proceeded to trial and the jury rendered a verdict in our favor and against WMA on November 1, 2004 for the entire unpaid contract amount of approximately $1.1 million. In addition to the verdict, we recovered legal fees totaling $0.3 million and pre- and post-judgment interest of $0.3 million from WMA. During our fiscal quarter ended May 28, 2005, we received payment in cash from WMA for the total verdict amount, including legal fees and interest. However, shortly after paying the verdict amount, WMA appealed the jury decision to the 10th Circuit Court of Appeals and we recorded receipt of the verdict amount plus legal fees and interest with a corresponding increase to accrued liabilities and deferred the gain until the case was finally resolved. On December 30, 2005, the Company entered into a settlement agreement with WMA. Under the terms of the settlement agreement, WMA agreed to dismiss its appeal. As a result of this settlement agreement and dismissal of WMA’s appeal, we recorded a $0.9 million gain from the legal settlement during fiscal 2006. We also recorded a $0.3 million reduction in selling, general and, administrative expenses during fiscal 2006 for recovered legal expenses.

13.	GAIN ON DISPOSAL OF INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

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

During fiscal 2005, certain affiliates of Agilix purchased the shares of capital stock held by the Company for $0.5 million in cash, which was reported as a gain on disposal of investment in unconsolidated subsidiary. In fiscal 2006, we reclassified the gain on the sale of our interest in Agilix from operating income to a component of other income and expense on the fiscal 2005 income statement. Following the sale of the Agilix capital stock, we have no remaining ownership interest in Agilix, no representative on their board of directors, or any remaining obligations associated with our investment in Agilix.

14.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code. These plans provide retirement benefits for employees meeting minimum age and service requirements. Qualified participants may contribute up to 75 percent of their gross wages, subject to certain limitations. These plans also provide for matching contributions to the participants that are paid by the Company. The matching contributions, which were expensed as incurred, totaled $1.3 million, $0.8 million, and $0.7 million, for the fiscal years ended August 31, 2006, 2005, and 2004.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of the Company’s common stock on the last trading day of each fiscal quarter. A total of 32,993; 27,266; and 99,136; shares were issued under this plan in the fiscal years ended August 31, 2006, 2005, and 2004, which had a corresponding cost basis of $0.2 million, $0.1 million, and $0.2 million, respectively. The Company received cash proceeds from the ESPP participants totaling $0.2 million, $0.1 million, and $0.2 million for fiscal years 2006, 2005, and 2004. On August 31, 2004, our previously existing employee stock purchase plan expired. Since the new employee stock purchase plan was not ratified by shareholders until March 2005, the Company did not withhold employee contributions for approximately six months in fiscal 2005 and substantially fewer shares were issued to plan participants during fiscal 2005 than in previous years.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan that provided certain key officers and employees the ability to defer a portion of their compensation until a later date. Deferred compensation amounts used to pay benefits are held in a “rabbi trust,” which invests in insurance contracts, various mutual funds, and shares of the Company’s common stock as directed by the plan participants. The trust assets, which consist of the investments in insurance contracts and mutual funds, are recorded in our consolidated balance sheets because they are subject to the claims of our creditors. The corresponding deferred compensation liability represents the amounts deferred by plan participants plus or minus any earnings or losses on the trust assets. The deferred compensation plan’s assets totaled $1.2 million at August 31, 2006 and 2005, while the plan’s liabilities totaled $1.1 million and $1.3 million at August 31, 2006 and 2005. At August 31, 2006, the rabbi trust also held shares of our common stock with a cost basis of $0.6 million. The assets and liabilities of the deferred compensation plan were recorded in other long-term assets, treasury stock, additional paid-in capital, and long-term liabilities, as appropriate, in the accompanying consolidated balance sheets.

We expensed charges totaling $0.1 million, $0.8 million, and $0.2 million during each of the fiscal years ended August 31, 2006, 2005, and 2004 related to our deferred compensation plan. Due to increases in the market value of our common stock held by the deferred compensation plan during fiscal 2005 which increased the plan liability to participants without a corresponding increase in plan assets, we recorded increased expenses associated with our deferred compensation plan. To reduce expenses from the plan in future periods, we modified the deferred compensation plan to require participants who hold shares of our common stock to receive distributions in common stock rather than cash. Accordingly, $0.9 million of the plan liability at the date of the modification was reclassified to additional paid-in capital.

Due to legal changes resulting from the American Jobs Creation Act of 2004, the Company determined to cease compensation deferrals to this deferred compensation plan after December 31, 2004. Other than the cessation of compensation deferrals and the requirement to distribute investments in Company stock with shares of stock, the plan will continue to operate and make payments to participants under the same rules as in prior periods.

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

The negotiated purchase price with the landlord was $14.0 million and the tenant agreed to purchase the property for $12.5 million. These prices were within the range of estimated fair values of the buildings as determined by an independent appraisal obtained by the Company. We paid the difference between the sale and purchase prices, plus other closing costs, which were included as a component of the restructuring plan accrual. After accounting for the sale transaction, the remaining fiscal 1999 accrued restructuring costs, which totaled $0.3 million, were reversed and recorded as a reduction to selling, general, and administrative expenses in our consolidated income statement. Following the sale of these buildings, we have no further obligations remaining under the fiscal 1999 restructuring plan.

Retail Store Closure Costs

We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability. During this assessment process, judgments are made as to whether under-performing or unprofitable stores should be closed. As a result of this evaluation process, we closed 16 retail stores during fiscal 2006, 30 retail stores in fiscal 2005, and we may close additional retail locations in future periods if further analysis indicates that our operating results may be improved through additional closures. We have incurred severance and lease termination costs related to these store closure activities, which are included as a component of selling, general, and administrative expenses in our consolidated income statements.

The components of the remaining restructuring and store closure accruals were as follows for the periods indicated (in thousands):

	Severance Costs	Leased Space Exit Costs	Total
Balance at August 31, 2004	$16	$2,766	$2,782
Charges to the accrual	279	293	572
Amounts utilized	(266)	(2,719)	(2,985)
Balance at August 31, 2005	29	340	369
Charges to the accrual	70	26	96
Amounts utilized	(91)	(128)	(219)
Balance at August 31, 2006	$8	$238	$246

At August 31, 2006, the accrued store closure costs were recorded as a component of accrued liabilities in our consolidated balance sheet. During fiscal 2006 and fiscal 2005 we accrued and expensed additional leased space exit costs totaling $26,000 and $0.2 million related to changes in estimated sublease receipts on three retail store closures that occurred during prior fiscal years. Retail stores closures in fiscal 2006 generally coincided with the expiration of our leases at those locations and we did not incur additional expense resulting from the closure of the store. Although we believe that our accruals for retail store closures are adequate at August 31, 2006, these amounts are partially based upon estimates and may change if actual amounts related to these activities differ from those estimates.

16.	INCOME TAXES

The benefit (provision) for income taxes consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2006	2005	2004
Current:
Federal	$1,433	$1,857	$1,615
State	(23)	(2)	151
Foreign	(1,903)	(1,180)	(2,492)
	(493)	675	(726)

Deferred:
Federal	$(4,380)	$(2,132)	$3,440
State	(376)	(285)	310
Foreign	(132)	378	(623)
Change in valuation allowance	20,323	2,449	(3,750)
	15,435	410	(623)
	$14,942	$1,085	$(1,349)

Income (loss) from operations before income taxes consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2006	2005	2004
United States	$10,881	$6,094	$(10,716)
Foreign	2,750	3,007	1,915
	$13,631	$9,101	$(8,801)

The differences between income taxes at the statutory federal income tax rate and income taxes reported in our consolidated income statements were as follows:

YEAR ENDED AUGUST 31,	2006	2005	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	2.9	3.2	5.7
Deferred tax valuation allowance	(149.1)	(26.9)	(49.1)
Foreign jurisdictions tax differential	2.2	(2.9)	(7.1)
Tax differential on income subject to both U.S. and foreign taxes	1.5	5.1	(9.5)
Resolution of tax matters	(9.4)	(29.6)	8.8
Tax on management stock loan interest	4.5	-	-
Other	2.8	4.2	.9
	(109.6)%	(11.9)%	(15.3)%

Due to improved operating performance and the availability of expected future taxable income, we have concluded that it is more likely than not that the benefits of deferred income tax assets will be realized. Accordingly, we reversed the valuation allowances on the majority of our net deferred income tax assets during the fourth quarter of fiscal 2006 (see further discussion below).

We paid significant amounts of withholding tax on foreign royalties during fiscal years 2006, 2005, and 2004. However, no domestic foreign tax credits were available to offset the foreign withholding taxes during those years.

Various income tax matters were resolved during fiscal 2006, 2005, and 2004, which resulted in net tax benefits to the Company. The tax benefit recognized in fiscal 2006 was partially offset by an assessment paid in a foreign tax jurisdiction.

The Company accrues taxable interest income on outstanding management common stock loans (Note 9). Consistent with the accounting treatment for these loans, the Company is not recognizing interest income for book purposes, thus resulting in a permanent book versus tax difference.

The significant components of our deferred tax assets and liabilities were comprised of the following (in thousands):

YEAR ENDED AUGUST 31,	2006	2005

Deferred income tax assets:
Net operating loss carryforward	$14,321	$15,313
Sale and financing of corporate headquarters	12,193	12,383
Impairment of investment in Franklin Covey Coaching, LLC	2,787	3,341
Foreign income tax credit carryforward	2,246	2,246
Vacation and other accruals	1,524	1,438
Inventory and bad debt reserves	1,391	2,103
Alternative minimum tax carryforward	701	748
Sales returns and contingencies	689	1,954
Deferred compensation	685	815
Intangible asset amortization and impairment	571	1,878
Loan loss reserve on management stock loans	-	15,234
Other	843	790
Total deferred income tax assets	37,951	58,243
Less: valuation allowance	(2,622)	(38,180)
Net deferred income tax assets	35,329	20,063

Deferred income tax liabilities:
Intangibles and property and equipment step-ups - definite lived	(13,902)	(14,922)
Intangibles and property and equipment step-ups - indefinite lived	(8,595)	(8,611)
Property and equipment depreciation	(3,848)	(2,636)
Unremitted earnings of foreign subsidiaries	(291)	(377)
Other	(234)	(461)
Total deferred income tax liabilities	(26,870)	(27,007)
Net deferred income taxes	$8,459	$(6,944)

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

YEAR ENDED AUGUST 31,	2006	2005

Other current assets	$4,130	$2,396
Other long-term assets	4,340	375
Deferred income tax liability	(11)	(9,715)
Net deferred income tax asset (liability)	$8,459	$(6,944)

A federal net operating loss of $33.3 million was generated in fiscal 2003. In fiscal 2006 and 2005, a total of $15.8 million of the fiscal 2003 loss carryforward was utilized, leaving a remaining loss carryforward from fiscal 2003 of $17.5 million, which expires on August 31, 2023. The federal net operating loss carryforward generated in fiscal 2004 totaled $20.8 million and expires on August 31, 2024. The total loss carryforward includes $0.7 million of deductions applicable to additional paid-in capital that will be credited once all loss carryforward amounts are utilized.

The state net operating loss carryforward of $33.3 million generated in fiscal 2003 was reduced by the utilization of $15.8 million in fiscal 2006 and 2005 for a net carryforward amount of $17.5 million, which primarily expires between August 31, 2007 and August 31, 2018. The state net operating loss carryforward of $20.8 million generated in fiscal 2004 primarily expires between August 31, 2007 and August 31, 2019.

The amount of federal and state net operating loss carryforwards remaining at August 31, 2006 and deductible against future years’ taxable income are subject to limitations imposed by Section 382 of the Internal Revenue Code and similar state statutes. As a result of Section 382 limitations, our loss limitations are estimated to be $18.1 million for fiscal 2007 and $9.5 million per year in subsequent years.

Our deferred income tax asset valuation allowance decreased by $35.6 million during fiscal 2006. In connection with the reduction in our valuation allowance, we removed $15.2 million in deferred income tax assets and the corresponding valuation allowance on the management common stock loans, given the change in the accounting treatment of the management stock loan program (Note 9). The remaining reduction in our deferred income tax asset valuation allowance resulted in a tax benefit of $20.4 million in fiscal 2006. Because of the accounting treatment of the management stock loans, if any tax benefit is eventually realized on these loans it will be recorded as an increase to additional paid-in capital, rather than reducing our income tax expense.

To realize the benefit of our deferred income tax assets, we must generate total taxable income of approximately $112 million over the next 20 years. Taxable income of approximately $69 million results from the reversal of temporary taxable differences. The remaining taxable income of approximately $43 million must be generated by the operations of the Company. The table below presents the pre-tax book income (loss), significant book versus tax differences, and taxable income (loss) for the years ended August 31, 2006, 2005 and 2004 (in thousands).

YEAR ENDED AUGUST 31,	2006	2005	2004

Domestic pre-tax book income (loss)	$10,881	$6,094	$(10,716)
Sale of corporate headquarters	-	11,386	-
Interest on management common stock loans	1,771	1,683	3,406
Amortization/write-off of intangible assets	(1,944)	(5,402)	(10,224)
Property and equipment depreciation and dispositions	(3,114)	545	(2,669)
Changes in accrued liabilities	(4,153)	(625)	(3,928)
Other book versus tax differences	(1,108)	(277)	1,816
	$2,333	$13,404	$(22,315)

To achieve improved operating results, we have worked extensively on developing formal business models, which provides for improved budgeting, better fiscal discipline, and an improved ability to adjust to changes in the business environment. Due to improved operating performance and expectations regarding future taxable income, the Company has concluded that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of other deferred income tax assets will be realized. Accordingly, we reversed the valuation allowances on certain domestic deferred tax assets, except for $2.2 million related to foreign tax credits.

As discussed in Note 2, we completed the sale and financing of our corporate headquarters facility during fiscal 2005. For financial reporting purposes, the sale of the facility was treated as a financing transaction and no gain was recognized on the sale. However, for tax purposes, the transaction was accounted for as a sale, resulting in a taxable gain of $11.4 million.

Our foreign income tax credit carryforward of $2.2 million that was generated during fiscal 2002 expires on August 31, 2012.

17.	EARNINGS PER COMMON SHARE

Basic earnings (loss) per common share (EPS) is calculated by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income or loss available to common shareholders, by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate. Following the preferred stock recapitalization (Note 7) in fiscal 2005, our preferred stock is no longer convertible or entitled to participate in dividends payable to holders of common stock. Accordingly, we no longer account for the conversion and common dividend rights of the preferred stock using the two-class method of calculating EPS as defined in SFAS No. 128, Earnings Per Share, and EITF Issue 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, for periods after February 26, 2005. However, due to modifications to our management stock loan program (Note 9) made during fiscal 2006, we determined that the shares of management stock loan participants that accepted the offer and were placed in an escrow account are participating securities as defined by EITF Issue 03-6 because they continue to have equivalent common stock dividend rights. Accordingly, these management stock loan shares are included in our Basic EPS calculation during periods of net income and excluded from the Basic EPS calculation in periods of net loss.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

YEAR ENDED AUGUST 31,	2006	2005	2004
Net income (loss)	$28,573	$10,186	$(10,150)
Non-convertible preferred stock dividends	(4,385)	(3,903)	-
Convertible preferred stock dividends	-	(4,367)	(8,735)
Loss on recapitalization of preferred stock	-	(7,753)	-
Net income (loss) attributable to common shareholders	$24,188	$(5,837)	$(18,885)

Undistributed income (loss) through February 26, 2005	$-	$4,244	$-
Common stock ownership on an “as converted” basis	-	76%	-
Common shareholder interest in undistributed income through February 26, 2005	-	3,225	-
Undistributed income (loss) in fiscal year indicated	24,188	$(10,081)	$(18,885)
Common shareholder interest in undistributed income (loss)(1)	$24,188	$(6,856)	$(18,885)

Weighted average common shares outstanding - Basic	20,134	19,949	19,734
Effect of dilutive securities(2):
Stock options	52	-	-
Unvested stock awards	281	-	-
Performance awards	38	-	-
Common stock warrants	49	-	-
Weighted average common shares outstanding - Diluted	20,554	19,949	19,734

Basic EPS	$1.20	$(.34)	$(.96)
Diluted EPS	$1.18	$(.34)	$(.96)

(1) Preferred shareholders do not participate in any undistributed losses with common shareholders; therefore, no adjustments to the fiscal 2004 loss per share information were made.

(2) For the fiscal years ended August 31, 2005 and 2004 conversion of common share equivalents is not assumed because conversion of such securities would be anti-dilutive.

Due to their anti-dilutive effect, the following incremental shares from Series A preferred stock calculated on an “as converted” basis and the potential common stock equivalents resulting from options to purchase common stock and unvested stock deferred compensation awards that were calculated using the treasury stock method were excluded from the diluted EPS calculation in fiscal 2005 and 2004 (in thousands):

YEAR ENDED AUGUST 31,	2005	2004
Number of Series A preferred stock shares on an “as converted” basis	-	6,239
Common stock equivalents from the assumed exercise of “in-the-money” stock options	58	22
Common stock equivalents from unvested stock deferred compensation	175	-
	233	6,261

At August 31, 2006, 2005, and 2004, we had 2.0 million, 2.0 million, and 0.8 million, stock options outstanding (Note 11) which were not included in the computation of diluted weighted average shares outstanding because the options’ exercise prices were greater than the average market price of the Company’s common stock. Also, as a result of the preferred stock recapitalization (Note 7), we issued 6.2 million common stock warrants during fiscal 2005 with an exercise price of $8.00 per share. These warrants, which expire in eight years, will have a more significant dilutive impact on our EPS calculation in future periods if the market price of our common stock increases.

18.	SEGMENT INFORMATION

Reportable Segments

The Company has two segments: the Consumer Solutions Business Unit (CSBU) and the Organizational Solutions Business Unit (OSBU). The following is a description of our segments, their primary operating components, and their significant business activities:

Consumer Solutions Business Unit - This business unit is primarily focused on sales to individual customers and includes the results of our domestic retail stores, consumer direct operations (catalog, eCommerce, and public seminars), wholesale operations, and other related distribution channels, including government product sales and domestic printing and publishing sales. The CSBU results of operations also include the financial results of our paper planner manufacturing operations. Although CSBU sales primarily consist of products such as planners, binders, software, public seminars, and handheld electronic planning devices, virtually any component of our leadership, productivity, and strategy execution solutions may be purchased through CSBU channels.

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

Our chief operating decision maker is the CEO, and each of the segments has a president who reports directly to the CEO. The primary measurement used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (EBITDA), which may not be calculated as similarly titled amounts are calculated by other companies. For segment reporting purposes, our consolidated EBITDA can be calculated as our income or loss from operations excluding depreciation and amortization charges.

In the normal course of business, the Company may make structural and cost allocation revisions to its segment information to reflect new reporting responsibilities within the organization. During fiscal 2006, we transferred our public seminar programs from the domestic unit of OSBU to the consumer direct channel in CSBU. We also transferred the operations of certain corporate departments, such as Franklin Covey travel, information systems administration, and accounts payable, to the operating segments. All prior period segment information has been revised to conform to the most recent classifications and organizational changes. The Company accounts for its segment information on the same basis as the accompanying consolidated financial statements.

SEGMENT INFORMATION (in thousands)
Fiscal Year Ended August 31, 2006	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization	Segment Assets	Capital Expenditures
Consumer Solutions Business Unit:
Retail	$62,440	36,199	$3,727	$1,289	$-	$6,616	$855
Consumer direct	63,681	38,166	29,742	56	-	538	517
Wholesale	19,783	9,994	9,315	-	-	-	-
Other CSBU	4,910	794	(29,352)	1,283	57	6,107	1,520
Total CSBU	150,814	85,153	13,432	2,628	57	13,261	2,892

Organizational Solutions Business Unit:
Domestic	71,108	45,475	5,450	340	3,747	83,292	4,429
International	56,701	36,757	10,472	1,193	9	21,860	701
Total OSBU	127,809	82,232	15,922	1,533	3,756	105,152	5,130
Total operating segments	278,623	167,385	29,354	4,161	3,813	118,413	8,022
Corporate and Eliminations	-	-	(6,716)	618	-	98,146	153
Consolidated	278,623	167,385	22,638	4,779	3,813	216,559	8,175

Fiscal Year Ended August 31, 2005
Consumer Solutions Business Unit:
Retail	$74,331	42,455	$4,425	2,589	-	$7,992	$996
Consumer direct	62,873	37,340	23,843	528	-	90	72
Wholesale	19,691	9,184	8,408	1	-	2	-
Other CSBU	3,757	(1,388)	(27,092)	2,516	344	5,495	689
Total CSBU	160,652	87,591	9,584	5,634	344	13,579	1,757

Organizational Solutions Business Unit:
Domestic	68,816	44,332	6,587	305	3,816	86,910	2,683
International	54,074	36,772	12,772	1,295	7	21,183	742
Total OSBU	122,890	81,104	19,359	1,600	3,823	108,093	3,425
Total operating segments	283,542	168,695	28,943	7,234	4,167	121,672	5,182
Corporate and Eliminations	-	-	(8,553)	540	6	111,561	1,181
Consolidated	283,542	168,695	20,390	7,774	4,173	233,233	6,363

Fiscal Year Ended August 31, 2004
Consumer Solutions Business Unit:
Retail	$87,922	$47,420	$793	$3,385	$-	$9,867	$220
Consumer direct	60,091	34,412	18,327	1,055	-	550	257
Wholesale	21,081	9,544	8,623	1	-	-	-
Other CSBU	2,007	(3,933)	(26,646)	3,895	344	10,062	2,014
Total CSBU	171,101	87,443	1,097	8,336	344	20,479	2,491

Organizational Solutions Business Unit:
Domestic	56,015	35,315	637	602	3,816	91,166	127
International	48,318	33,043	10,073	1,383	7	23,807	741
Total OSBU	104,333	68,358	10,710	1,985	3,823	114,973	868
Total operating segments	275,434	155,801	11,807	10,321	4,167	135,452	3,359
Corporate and Eliminations	-	-	(4,924)	1,453	6	92,173	611
Consolidated	275,434	155,801	6,883	11,774	4,173	227,625	3,970

Capital expenditures in our OSBU domestic segment include $3.8 million and $2.2 million of spending on capitalized curriculum during the fiscal years ended August 31, 2006 and 2005, respectively.

A reconciliation of reportable segment EBITDA to consolidated income (loss) before taxes is provided below (in thousands):

YEAR ENDED AUGUST 31,	2006	2005	2004
Reportable segment EBITDA	$29,354	$28,943	$11,807
Corporate expenses	(6,716)	(8,553)	(4,924)
Consolidated EBITDA	22,638	20,390	6,883
Depreciation	(4,779)	(7,774)	(11,774)
Amortization	(3,813)	(4,173)	(4,173)
Consolidated income (loss) from operations	$14,046	$8,443	$(9,064)
Interest income	1,334	944	481
Interest expense	(2,622)	(786)	(218)
Legal settlement	873	-	-
Gain on disposal of investment in unconsolidated subsidiary	-	500	-
Income (loss) before income taxes	$13,631	$9,101	$(8,801)

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

Corporate assets, such as cash, accounts receivable, and other assets are not generally allocated to business segments for business analysis purposes. However, inventories, intangible assets, goodwill, identifiable fixed assets, and certain other assets are classified by segment. A reconciliation of segment assets to consolidated assets is as follows (in thousands):

AUGUST 31,	2006	2005	2004
Reportable segment assets	$118,413	$121,672	$135,452
Corporate assets	99,763	112,955	93,138
Intercompany accounts receivable	(1,617)	(1,394)	(965)
	$216,559	$233,233	$227,625

Enterprise-Wide Information

Our revenues are derived primarily from the United States. However, we also operate directly owned offices or contract with licensees to provide products and services in various countries throughout the world. Our consolidated revenues were derived from the following countries (in thousands):

YEAR ENDED AUGUST 31,	2006	2005	2004
Net sales:
United States	$221,880	$229,469	$227,116
Japan	21,569	20,905	17,676
United Kingdom	8,587	9,707	9,251
Canada	8,197	6,910	7,093
Mexico	3,799	4,181	3,609
Australia	3,439	3,377	3,167
Brazil/South America	3,078	2,053	1,559
Korea	1,403	1,232	822
Singapore	1,072	985	1,189
Indonesia/Malaysia	624	567	475
Others	4,975	4,156	3,477
	$278,623	$283,542	$275,434

The Company has directly-owned offices in Japan, Canada, the United Kingdom, Canada, Australia, Brazil, and Mexico. Our long-lived assets held in these locations were as follows for the periods indicated (in thousands):

AUGUST 31,	2006	2005	2004
Long-lived assets:
United States	$124,208	$122,937	$129,416
Americas	2,661	2,620	2,484
Japan	1,489	1,527	2,409
United Kingdom	735	641	694
Australia	346	326	393
	$129,439	$128,051	$135,396

Inter-segment sales were immaterial and are eliminated in consolidation.

19.	CEO COMPENSATION AGREEMENT

During fiscal 2005, our Board of Directors approved changes to a number of items in the CEO’s employment agreement. These changes were enacted during the fiscal year ended August 31, 2005. At the request of the CEO, this new compensation arrangement includes the following:

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

In return for these changes to the CEO’s compensation structure and in recognition of the CEO’s leadership in achieving substantial improvements in our operating results, the following compensation terms were approved:

•	The CEO’s cash compensation, both base compensation and incentive compensation, remained essentially unchanged.

•	Acceleration of the vesting on the CEO’s 1.6 million stock options with an exercise price of $14.00 per share (Note 1).

•
A grant of 225,000 shares of unvested stock was awarded as a long-term incentive consistent with the unvested stock awards made to other key employees in January 2004. In addition, the Company granted the CEO 187,000 shares of common stock that is fully vested. The compensation cost of both of these awards was $0.9 million, of which $0.4 million was expensed and the other $0.5 million was initially recorded as deferred compensation in shareholders’ equity and amortized over five years, subject to accelerated vesting if certain performance thresholds are met (Note 11).

•
The Company has provided life insurance and disability coverage in an amount equal to 2.5 times the CEO’s cash compensation, using insurance policies that are similar to those approved for other executives.

20.	EXECUTIVE SEPARATION AGREEMENT

Effective March 29, 2005, Val J. Christensen, Executive Vice-President, General Counsel and Secretary of the Company, terminated his service as an executive officer and employee of the Company. Under the terms of the corresponding Separation Agreement, we paid Mr. Christensen a lump-sum severance amount totaling $0.9 million, less applicable withholdings. In addition, he received the cash performance bonus he would have been entitled to for the current fiscal year as if he had remained employed in his prior position and his performance objectives for the year were met, which totaled $0.2 million. In addition to these payments, his shares of unvested stock were fully vested and he received a bonus of $0.1 million, which was equivalent to other bonuses awarded in the January 2004 unvested stock award, to offset a portion of the income taxes resulting from the vesting of this award. The Company also waived the requirement that his fully-vested stock options be exercised within 90 days of his termination and allowed the options to be exercised through the term of the option agreement. We accounted for the stock option modifications under APB Opinion 25 and related pronouncements and did not recognize additional compensation expense in our financial statements as the fair value of the Company’s stock was less than the exercise price of the modified stock options on the re-measurement date. However, the fair value of these stock option modifications using guidance in SFAS No. 123 was approximately $0.1 million and was included in the pro forma stock-based compensation expense reported in Note 1.

Subsequent to his separation, the Board of Directors approved modifications to his management stock loan substantially similar to the modifications granted to other loan participants by the Board of Directors in May 2004 under which the Company will forego certain of its rights under the terms of the loans in order to potentially improve the participants’ ability to pay, and our ability to collect, the outstanding balances of the loans (Note 9).

Subsequent to entering into the Separation Agreement, the Company and Mr. Christensen entered into a Legal Services Agreement that is effective March 29, 2005. Under terms of the Legal Services Agreement, we retained Mr. Christensen as independent legal counsel to provide services for a minimum of 1,000 hours per year. The Legal Services Agreement allowed the Company to benefit from Mr. Christensen’s extensive institutional knowledge and experience gained from serving as our General Counsel as well as his experience representing us as external counsel for several years prior to joining the Company. By mutual agreement, the Legal Services Agreement was terminated during fiscal 2006 and Mr. Christensen no longer provides legal services to the Company.

21.	RELATED PARTY TRANSACTIONS

The Company pays the Vice-Chairman and a former Vice-Chairman of the Board of Directors a percentage of the proceeds received for seminars that they present. During the fiscal years ended August 31, 2006, 2005, and 2004, we expensed charges totaling $1.6 million, $3.0 million, and $1.6 million, to the Vice-Chairman and former Vice Chairman for their seminar presentations. The Company also pays the Vice-Chairman a percentage of the royalty proceeds received from the sale of certain books authored by the Vice-Chairman. During fiscal 2006, 2005, and 2004, we expensed $0.2 million, $0.5 million, and $0.1 million for royalty payments made to the Vice-Chairman under this agreement. At August 31, 2006 and 2005, we had accrued $1.6 million and $2.0 million payable to the Vice-Chairman and former Vice-Chairman under these agreements. These amounts were included in our accrued liabilities in the accompanying consolidated balance sheets.

As part of a preferred stock offering to a private investor, an affiliate of the investor, who was then a director of the Company, was named as the Chairman of the Board of Directors and was later elected as CEO. This individual continues to serve as the Company’s Chairman of the Board and CEO at August 31, 2006. In addition, two affiliates of the private investor were named to our Board of Directors. In connection with the preferred stock offering, we paid an affiliate of the investor $0.2 million, $0.4 million, and $0.4 million during fiscal 2006, 2005, and 2004 for monitoring fees, which are reduced by redemptions of outstanding Series A preferred stock.

We pay a son of the Vice-Chairman of the Board of Directors, who is also an employee of the Company, a percentage of the royalty proceeds received from the sales of certain books authored by the son of the Vice-Chairman. During the fiscal years ended August 31, 2006, 2005, and 2004, we expensed $0.3 million, $0.2 million, and $0.3 million to the son of the Vice-Chairman for these royalty payments and had $0.1 million accrued at August 31, 2006 and 2005 as payable under the terms of this arrangement. These amounts are included in our accrued liabilities in the accompanying consolidated balance sheets.

During fiscal 2006, we signed a non-exclusive license agreement for certain intellectual property with a son of the Vice-Chairman of the Board of Directors, who was previously an officer of the Company and a member of our Board of Directors. We are required to pay the son of the Vice-Chairman royalties for the use of certain intellectual property developed by the son of Vice-Chairman. Our payments to the son of the Vice-Chairman totaled $0.1 million during fiscal 2006 and the license agreement provides for minimum royalty payments during the term of the agreement, which expires in fiscal 2011. The license agreement may be extended by the Company for an additional five years. The minimum royalty payments are as follows (in thousands):

YEAR ENDING AUGUST 31,
2007	$75
2008	75
2009	100
2010	100
2011	150
$500

Each fiscal year of extended term	$150

The license agreement with the son of the Vice-Chairman also contains an option to purchase the organizational channel business at specified periods. In fiscal 2003, we issued a separate non-exclusive license agreement for certain intellectual property to the same son of the Vice-Chairman. The Company received a nominal amount to establish the license agreement and license payments required to be paid under terms of this license agreement were insignificant during fiscal years 2006, 2005, and 2004.

The Company, under a long-term agreement, leased office space in buildings that were owned by partnerships, the majority interest of which were owned by the Vice-Chairman of the Board of Directors and certain other employees and former employees of the Company. During fiscal 2005 we exercised an option, available under our master lease agreement, to purchase, and simultaneously sell, the office facility to the current tenant, an unrelated party. The negotiated purchase price with the landlord was $14.0 million and the tenant agreed to purchase the property for $12.5 million. These prices were within the range of estimated fair values of the buildings as determined by an independent appraisal obtained by the Company. We paid the difference between the sale and purchase prices, plus other closing costs, which were included as a component of our restructuring plan accrual (Note 15). We paid rent and related building expenses to the partnership totaling $0.5 million and $2.4 million for the fiscal years ended August 31, 2005 and 2004. Following completion of this sale, we have no further obligations to the related partnerships.

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

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A.	Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 31, 2006. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 31, 2006 due to the material weakness described in Management’s Report on Internal Control Over Financial Reporting located in Item 8 of this Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company has included a report of management’s assessment of the effectiveness of its internal control over financial reporting as of August 31, 2006 as part of this annual report. Our independent registered public accounting firm also audited, and reported on, management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2006. Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter ended August 31, 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

In November 2006, we initiated a process of identifying changes in internal control necessary to remediate the material weakness identified in management’s report as of August 31, 2006. This process includes evaluation of and prescribing changes to processes and procedures in our accounts payable department and with other financial accounting personnel to ensure that accounts payable related to services provided are captured and recorded in the proper period.

ITEM 9B.	Other Information

There was no information to be disclosed in a current Report on Form 8-K during fourth quarter of fiscal 2006 that was not previously reported.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Certain information required by this Item is incorporated by reference to the sections entitled “Election of Directors” and “Executive Officers” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 19, 2007. The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

The information required by this Item is incorporated by reference to the sections entitled “Election of Directors” and “Executive Compensation” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 19, 2007.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Plan Category	[a] Number of securities to be issued upon exercise of outstanding options, warrants, and rights	[b] Weighted-average exercise price of outstanding options, warrants, and rights	[c] Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders(1)(2)	2,585	$11.28	1,869
__________________________

(1) Includes 431,295 unvested stock awards which were valued at the August 31, 2006 closing price of $5.75 per share.

(2) Excludes performance awards issued under a shareholder approved long-term incentive plan. At August 31, 2006, the Company expected to award 337,588 shares of common stock to participants in the long-term incentive plan. The ultimate number of shares awarded is variable and may change between August 31, 2006 and the vesting date of the performance awards. For further information on our stock-based compensation plans, refer to Note 11 to our consolidated financial statements presented in Item 8 of this report on Form 10-K.

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 19, 2007.

ITEM 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 19, 2007.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section entitled “Selection of Auditor” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 19, 2007.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:

1.
Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2006, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2006 and 2005

Consolidated Income Statements and Statements of Comprehensive Income (Loss) for the years ended August 31, 2006, 2005, and 2004

Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended August 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts and Reserves (Filed as Exhibit 99.2 to this Report on Form 10-K).

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

3.	Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(9)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey (Appendix C)	(14)
3.3	Amended and Restated Bylaws of the Registrant	(1)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)
4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(5)
4.3	Registration Rights Agreement, dated June 2, 1999	(5)
4.4	Restated Shareholders Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(9)
4.5	Restated Registration Rights Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(9)
10.1*	Amended and Restated 1992 Employee Stock Purchase Plan	(3)
10.2*	Amended and Restated 2000 Employee Stock Purchase Plan	(6)
10.3*	Amended and Restated 2004 Employee Stock Purchase Plan	(17)
10.4*	Amended and Restated 1992 Stock Incentive Plan	(4)
10.5*	First Amendment to Amended and Restated 1992 Stock Incentive Plan	(18)
10.6*	Third Amendment to Amended and Restated 1992 Stock Incentive Plan	(19)
10.7*	Fifth amendment to the Franklin Covey Co. Amended and Restated 1992 Stock Incentive Plan (Appendix A)	(14)
10.8*	Forms of Nonstatutory Stock Options	(1)
10.9	Lease Agreements, as amended and proposed to be amended, by and between Covey Corporate Campus One, L.L.C. and Covey Corporate Campus Two, LLC (Landlord) and Covey Leadership Center, Inc. (Tenant) which were assumed by Franklin Covey Co. in the Merger with Covey Leadership, Inc.	(7)
10.10*	Amended and Restated Option Agreement, dated December 8, 2004, by and between the Company and Robert A. Whitman	(8)
10.11*	Agreement for the Issuance of Restricted Shares, dated as of December 8, 2004, by and between Robert A. Whitman and the Company	(8)
10.12*	Letter Agreement regarding the cancellation of Robert A. Whitman’s Employment Agreement, dated December 8, 2004	(8)
10.13	Restated Monitoring Agreement, dated as of March 8, 2005, between the Company and Hampstead Interests, LP	(9)
10.14	Warrant, dated March 8, 2005, to purchase 5,913,402 shares of Common Stock issued by the Company to Knowledge Capital Investment Group	(9)
10.15	Form of Warrant to purchase shares of Common Stock to be issued by the Company to holders of Series A Preferred Stock other than Knowledge Capital Investment Group	(9)
10.16*	Franklin Covey Co. 2004 Non-Employee Directors’ Stock Incentive Plan	(10)
10.17*	The first amendment to the Franklin Covey Co. 2004 Non-Employee Director Stock Incentive Plan, (Appendix B)	(14)
10.18*	Form of Option Agreement for the 2004 Non-Employee Directors Stock Incentive Plan	(10)
10.19*	Form of Restricted Stock Agreement for the 2004 Non-Employees Directors Stock Incentive Plan	(10)
10.20*	Separation Agreement between the Company and Val J. Christensen, dated March 29, 2005	(11)
10.21*	Legal Services Agreement between the Company and Val J. Christensen, dated March 29, 2005	(11)
10.22	Master Lease Agreement between Franklin SaltLake LLC (Landlord) Franklin Development Corporation (Tenant)	(12)
10.23	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(12)
10.24	Redemption Extension Voting Agreement between Franklin Covey Co. and Knowledge Capital Investment Group, dated October 20, 2005	(13)
10.25	Agreement for Information Technology Services between each of Franklin Covey Co. Electronic Data Systems Corporation, and EDS Information Services LLC, dated April 1, 2001	(15)
10.26	Additional Services Addendum #1 to Agreement for Information Technology Services between each of Franklin Covey Co. Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(15)
10.27	Amendment #2 to Agreement for Information Technology Services between each of Franklin Covey Co. Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(15)
10.28	Amendment No. 6 to the Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services L.L.C. dated April 1, 2006	(16)
21	Subsidiaries of the Registrant		éé
23	Consent of Independent Registered Public Accounting Firm		éé
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		éé
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer		éé
32	Section 1350 Certifications		éé
99.1	Report of KPMG LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statement Schedule for the years ended August 31, 2006, 2005, and 2004		éé
99.2	Financial Statement Schedule II - Valuation and Qualifying Accounts and Reserves.		éé

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.
(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.
(3)	Incorporated by reference to Report on Form 10-K filed November 27, 1992, for the year ended August 31, 1992.
(4)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on January 3, 1994, Registration No. 33-73728.
(5)	Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 2, 1999).
(6)	Incorporated by reference to Report on Form S-8 filed with the Commission on May 31, 2000, Registration No. 333-38172.
(7)	Incorporated by reference to Form 10-K filed December 1, 1997, for the year ended August 31, 1997.
(8)	Incorporated by reference to Report on Form 8-K filed with the Commission on December 14, 2005.
(9)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.
(10)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 25, 2005.
(11)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 4, 2005.
(12)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 27, 2005.
(13)	Incorporated by reference to Report on Form 8-K filed with the Commission on October 24, 2005.
(14)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 12, 2005.
(15)	Incorporated by reference to Report on Form 10-Q filed July 10, 2001, for the quarter ended May 26, 2001.
(16)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 5, 2006.
(17)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on February 1, 2005.
(18)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A dated November 5, 1993.
(19)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 3, 1999.

éé Filed herewith and attached to this report.
* Indicates a management contract or compensatory plan or agreement.