Form 10-Q
period 2006-12-02
FRANKLIN COVEY CO
filed 2007-01-11
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such, shorter period that the registrant was required to file such reports), and (2) has been, subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

19,718,196 shares of Common Stock as of January 2, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 2, 2006	August 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,879	$30,587
Accounts receivable, less allowance for doubtful accounts of $1,025 and $979	28,422	24,254
Inventories	23,001	21,790
Deferred income taxes	4,137	4,130
Other current assets	7,272	6,359
Total current assets	85,711	87,120

Property and equipment, net	34,137	33,318
Intangible assets, net	78,629	79,532
Deferred income taxes	3,423	4,340
Other assets	12,577	12,249
	$214,477	$216,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing obligation	$591	$585
Accounts payable	12,464	13,769
Income taxes payable	1,996	1,924
Accrued liabilities	30,686	32,170
Total current liabilities	45,737	48,448

Long-term debt and financing obligation, less current portion	33,382	33,559
Other liabilities	1,257	1,203
Total liabilities	80,376	83,210

Shareholders’ equity:
Preferred stock - Series A, no par value; 4,000 shares authorized, 1,494 shares issued and outstanding; liquidation preference totaling $38,278	37,345	37,345
Common stock - $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	185,782	185,691
Common stock warrants	7,611	7,611
Retained earnings	14,557	14,075
Accumulated other comprehensive income	749	653
Treasury stock at cost, 7,065 and 7,083 shares	(113,296)	(113,379)
Total shareholders’ equity	134,101	133,349
	$214,477	$216,559

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Quarter Ended
	December 2, 2006	November 26, 2005
	(unaudited)

Net sales:
Products	$42,109	$43,403
Training and consulting services	33,421	28,948
	75,530	72,351
Cost of sales:
Products	18,473	18,664
Training and consulting services	10,659	9,281
	29,132	27,945
Gross profit	46,398	44,406

Selling, general, and administrative	40,849	37,767
Depreciation	1,037	1,408
Amortization	902	1,095
Income from operations	3,610	4,136

Interest income	201	330
Interest expense	(661)	(643)
Income before provision for income taxes	3,150	3,823
Provision for income taxes	(1,734)	(590)
Net income	1,416	3,233
Preferred stock dividends	(934)	(1,379)

Net income available to common shareholders	$482	$1,854

Net income available to common shareholders per share:
Basic	$.02	$.09
Diluted	$.02	$.09

Weighted average number of common shares:
Basic	19,910	20,331
Diluted	20,192	20,642

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Quarter Ended
	December 2, 2006	November 26, 2005
	(unaudited)
Cash flows from operating activities:
Net income	$1,416	$3,233
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	2,340	3,037
Deferred income taxes	914	-
Share-based compensation cost	119	77
Changes in assets and liabilities:
Increase in accounts receivable, net	(4,070)	(5,424)
Increase in inventories	(1,169)	(3,865)
Decrease (increase) in other assets	(613)	1,423
Decrease in accounts payable and accrued liabilities	(2,861)	(4,597)
Increase (decrease) in other long-term liabilities	59	(89)
Increase in income taxes payable	73	39
Net cash used for operating activities	(3,792)	(6,166)

Cash flows from investing activities:
Purchases of property and equipment	(2,289)	(599)
Curriculum development costs	(587)	(702)
Net cash used for investing activities	(2,876)	(1,301)

Cash flows from financing activities:
Principal payments on long-term debt and financing obligation	(147)	(681)
Change in restricted cash	-	699
Proceeds from sales of common stock from treasury	70	126
Proceeds from management stock loan payments	-	134
Redemption of preferred stock	-	(10,000)
Purchase of treasury shares	(16)	-
Payment of preferred stock dividends	(934)	(1,629)
Net cash used for financing activities	(1,027)	(11,351)

Effect of foreign exchange rates on cash and cash equivalents	(13)	(44)
Net decrease in cash and cash equivalents	(7,708)	(18,862)
Cash and cash equivalents at beginning of the period	30,587	51,690
Cash and cash equivalents at end of the period	$22,879	$32,828

Supplemental disclosure of cash flow information:
Cash paid for interest	$668	$673
Cash paid for income taxes	$818	$599

Non-cash investing and financing activities:
Accrued preferred stock dividends	$934	$1,184
Capital lease financing of property and equipment purchases	-	109

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) provides integrated consulting, training, and performance enhancement solutions to organizations and individuals in strategy execution, productivity, leadership, sales force effectiveness, effective communications, and other areas. Each integrated solution may include components of training and consulting, assessment, and other application tools that are generally available in electronic or paper-based formats. Our products and services are available through professional consulting services, public seminars, retail stores, catalogs, and the internet at www.franklincovey.com. Historically, the Company’s best-known offerings include the FranklinCovey Planner™ and a suite of individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People. We also offer a range of training and assessment products to help organizations achieve superior results by focusing and executing on top priorities, building the capability of knowledge workers, and aligning business processes. These offerings include the popular workshop FOCUS: Achieving Your Highest Priorities™, The 4 Disciplines of Execution™, The 4 Roles of Leadership™, Building Business Acumen: What the CEO Wants You to Know™, the Advantage Series communication workshops, and the Execution Quotient (xQ™) organizational assessment tool.

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year. Corresponding quarterly periods generally consist of 13-week periods that will end on December 2, 2006, March 3, 2007, and June 2, 2007 during fiscal 2007. Under the modified 52/53-week fiscal year, the quarter ended December 2, 2006 had 5 additional business days compared to the quarter ended November 26, 2005.

The results of operations for the quarter ended December 2, 2006 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2007.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	December 2, 2006	August 31, 2006

Finished goods	$19,332	$18,464
Work in process	664	706
Raw materials	3,005	2,620
	$23,001	$21,790

NOTE 3 - SHARE-BASED COMPENSATION

The Company has a performance based long-term incentive plan (the LTIP) that provides for annual grants of share-based performance awards to certain managerial personnel and executive management as directed by the Compensation Committee of the Board of Directors. The LTIP performance awards cliff vest at the completion of a three-year performance period that begins on September 1 in the fiscal year of the grant. The number of common shares that are finally awarded to LTIP participants is variable and is based entirely upon the achievement of a combination of performance objectives related to sales growth and cumulative operating income during the three-year performance period. During the quarter ended December 2, 2006, the Compensation Committee granted performance awards for 429,312 shares (the Target Award) of common stock under terms of the LTIP. The number of common shares finally awarded will range from zero shares, if a minimum level of performance is not achieved, to 200 percent of the Target Award, if specifically defined performance criteria is achieved during the three-year performance period. The fiscal 2007 LTIP award was valued at $5.78 per share, which was the closing price of our common stock on the grant date, and we will record compensation expense over the vesting period using a five percent estimated forfeiture rate. The corresponding estimated compensation cost of the fiscal 2007 LTIP award is currently $2.5 million, which is expected to be expensed over the remaining service period of the award, which ends on August 31, 2009.

Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the number of shares expected to be awarded based upon financial results of the Company as compared to the performance goals set for the award. Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the date of adjustment based upon the estimated probable number of common shares to be awarded. Based upon actual financial performance through December 2, 2006 and estimated performance through the remaining service period of the fiscal 2006 LTIP grant (fiscal 2007 and 2008), the number of performance awards granted during fiscal 2006 was reduced to 213,946 shares, which resulted in a cumulative adjustment (reduction) to our operating expenses of $0.2 million in the quarter ended December 2, 2006. At December 2, 2006, there was $1.0 million of total unrecognized compensation cost related to our fiscal 2006 LTIP grant, which is expected to be recognized over the remaining service period of the award.

NOTE 4 - INCOME TAXES

In order to determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which we operate. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

During the fourth quarter of fiscal 2006, we determined that it was appropriate to reverse substantially all of the valuation allowances on our deferred income tax assets. Prior to the reversal of these valuation allowances, our income tax provisions were affected by reductions in our deferred income tax valuation allowance as we utilized net operating loss carryforwards. Accordingly, our income tax provision increased from $0.6 million the first quarter of fiscal 2006 to $1.7 million for the quarter ended December 2, 2006. Our effective tax rate for the quarter ended December 2, 2006 of approximately 55 percent was higher than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income is based on net income and includes charges and credits to equity accounts that are not the result of transactions with shareholders. Comprehensive income for the Company was calculated as follows (in thousands):

	Quarter Ended
	December 2, 2006	November 26, 2005
Net income	$1,416	$3,233
Other comprehensive income (loss) items net of tax:
Foreign currency translation adjustments	96	(365)
Comprehensive income	$1,512	$2,868

NOTE 6 - EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate. Due to modifications to our management stock loan program made during the fourth quarter of fiscal 2006, we determined that the shares of management stock loan participants which were placed in the escrow account are participating securities as defined by EITF Issue 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, because they continue to have equivalent common stock dividend rights. Accordingly, these management stock loan shares are included in our Basic EPS calculation during periods of net income and excluded from the Basic EPS calculation in periods of net loss.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended
	December 2, 2006	November 26, 2005
Numerator for basic and diluted earnings per share:
Net income	$1,416	$3,233
Preferred stock dividends	(934)	(1,379)
Net income available to common shareholders	$482	$1,854

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding(1)	19,910	20,331
Effect of dilutive securities:
Stock options	35	46
Unvested stock awards	247	265
Performance awards(2)	-	-
Common stock warrants(2)	-	-
Diluted weighted average shares outstanding	20,192	20,642

Basic and diluted EPS:
Basic EPS	$.02	$.09
Diluted EPS	$.02	$.09

(1)	Since the Company recognized net income for the quarter ended December 2, 2006, basic weighted average shares for that period includes 3.5 million shares of common stock held by management stock loan participants that were placed in escrow.

(2)	For the quarter ended December 2, 2006, conversion of LTIP performance awards and common stock warrants is not assumed because such conversion would be anti-dilutive (see table below).

The following table sets forth the securities not included in the calculation of diluted EPS because to do so would be anti-dilutive (in thousands):

	Quarter Ended
	December 2, 2006	November 26, 2005
Performance awards	643	-
Common stock warrants	6,239	6,239
	6,882	6,239

At December 2, 2006 and November 26, 2005, we had approximately 2.0 million stock options outstanding which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common shares for the respective periods. Although these shares were not included in our calculation of diluted EPS, these stock options may have a dilutive effect on the Company’s EPS calculation in future periods if the price of our common stock increases.

NOTE 7 - SEGMENT INFORMATION

The Company has two segments: the Consumer Solutions Business Unit (CSBU) and the Organizational Solutions Business Unit (OSBU). The following is a description of our segments, their primary operating components, and their significant business activities:

Consumer Solutions Business Unit - This business unit is primarily focused on sales to individual customers and small business organizations and includes the results of our domestic retail stores, consumer direct operations (primarily catalog, eCommerce, and public seminars programs), wholesale operations, international product channels in certain countries, and other related distribution channels, including government product sales and domestic printing and publishing sales. The CSBU results of operations also include the financial results of our paper planner manufacturing operations. Although CSBU sales primarily consist of products such as planners, binders, software, totes, and handheld electronic planning devices, virtually any component of our leadership, productivity, and strategy execution solutions may be purchased through our CSBU channels.

Organizational Solutions Business Unit - The OSBU is primarily responsible for the development, marketing, sale, and delivery of strategic execution, productivity, leadership, sales force performance, and communication training and consulting solutions directly to organizational clients, including other companies, the government, and educational institutions. The OSBU includes the financial results of our domestic sales force and certain international operations. The domestic sales force is responsible for the sale and delivery of our training and consulting services in the United States. Our international sales group includes the financial results of our directly owned foreign offices and royalty revenues from licensees.

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

In the normal course of business, the Company may make structural and cost allocation revisions to its segment information to reflect new reporting responsibilities within the organization. During the first quarter of fiscal 2007, we transferred the international product channels in certain countries from OSBU to CSBU and made other less significant organizational changes. All prior period segment information has been revised to conform to the most recent classifications and organizational changes. The Company accounts for its segment information on the same basis as the accompanying condensed consolidated financial statements.

SEGMENT INFORMATION
(in thousands)
Quarter Ended December 2, 2006	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization
Consumer Solutions Business Unit:
Retail	$14,127	$8,399	$1,198	$191	$-
Consumer direct	19,936	12,279	9,992	24	-
Wholesale	4,577	2,778	2,663	-	-
CSBU International	2,386	1,485	486	-	-
Other CSBU	1,296	(256)	(9,461)	259	-
Total CSBU	42,322	24,685	4,878	474	-

Organizational Solutions Business Unit:
Domestic	17,721	11,421	359	110	902
International	15,487	10,292	3,187	205	-
Total OSBU	33,208	21,713	3,546	315	902
Total operating segments	75,530	46,398	8,424	789	902
Corporate and eliminations	-	-	(2,875)	248	-
Consolidated	$75,530	$46,398	$5,549	$1,037	$902

Quarter Ended November 26, 2005
Consumer Solutions Business Unit:
Retail	$14,643	$8,677	$374	$436	$-
Consumer direct	19,177	11,678	9,537	12	-
Wholesale	6,111	2,801	2,657	-	-
CSBU International	2,644	1,741	879	-	-
Other CSBU	1,163	378	(8,387)	348	57
Total CSBU	43,738	25,275	5,060	796	57

Organizational Solutions Business Unit:
Domestic	16,330	10,569	437	85	1,036
International	12,283	8,562	3,069	331	2
Total OSBU	28,613	19,131	3,506	416	1,038
Total operating segments	72,351	44,406	8,566	1,212	1,095
Corporate and eliminations	-	-	(1,927)	196	-
Consolidated	$72,351	$44,406	$6,639	$1,408	$1,095

A reconciliation of operating segment EBITDA to consolidated income before taxes is provided below (in thousands):

	Quarter Ended
	December 2, 2006	November 26, 2005
Reportable segment EBITDA	$8,424	$8,566
Corporate expenses	(2,875)	(1,927)
Consolidated EBITDA	5,549	6,639
Depreciation	(1,037)	(1,408)
Amortization	(902)	(1,095)
Income from operations	3,610	4,136
Interest income	201	330
Interest expense	(661)	(643)
Income before taxes	$3,150	$3,823

NOTE 8 - SUBSEQUENT EVENT

In August 2006, we initiated a project to reconfigure our printing operations to improve our printing services’ efficiency, reduce operating costs, and improve our printing services’ flexibility in order to increase external printing service sales. Our reconfiguration plan includes moving our printing operations a short distance from its existing location to our corporate headquarters campus and the sale of the manufacturing facility and certain printing presses. Other existing presses will be moved to the new location as part of the reconfiguration plan. Because the manufacturing facility and printing presses were not available for immediate sale as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these assets were not classified as held for sale in our condensed consolidated balance sheet at December 2, 2006.

Subsequent to December 2, 2006, we completed the sale of the manufacturing facility. The sale price was $2.5 million and, after deducting customary closing costs, the net proceeds to the Company from the sale totaled $2.3 million in cash. The carrying value of the manufacturing facility at December 2, 2006 was $1.1 million and we expect to recognize a gain of $1.2 million when the accounting requirements are met to record the completion of the sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management’s current expectations and are subject to various uncertainties and changes in circumstances. Important factors that could cause actual results to differ materially from those described in forward-looking statements are set forth below under the heading “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.”

The Company suggests that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2006.

RESULTS OF OPERATIONS

Overview

Our first fiscal quarter, which includes the months of September, October, and November, has historically reflected good product sales, from back-to-school and early holiday shopping, and generally good training and consulting service sales. Due to our modified 52/53 week fiscal calendar, the quarter ended December 2, 2006 included the financial results of 5 additional business days compared to the quarter ended November 26, 2005. For the quarter ended December 2, 2006, our income from operations decreased to $3.6 million compared to $4.1 million in the first fiscal quarter of the prior year and our pre-tax income declined to $3.2 million compared to $3.8 million in the first quarter of fiscal 2006. Due to an increase in our effective tax rate, which was partially offset by reduced preferred stock dividends, our net income available to common shareholders decreased to $0.5 million compared to $1.9 million in the first quarter of fiscal 2006.

The primary factors that influenced our operating results for the quarter ended December 2, 2006 were as follows:

•
Sales - Our sales performance for both training and consulting services and product sales was favorably impacted by 5 additional business days in the first quarter of fiscal 2007 compared to the first quarter of the prior year. Training and consulting services sales increased $4.5 million primarily due to increased international sales, increased domestic sales of The 7 Habits of Highly Effective People training programs, and improved sales effectiveness training sales. Product sales declined $1.3 million primarily due to reduced wholesale sales and reduced retail sales resulting from 16 fewer retail stores being open during the quarter compared to the prior year. Partially offsetting these declines were improved sales through our internet site at www.franklincovey.com. As a result of these factors, our total sales increased by $3.2 million, or 4 percent, compared to the corresponding quarter of fiscal 2006.

•
Gross Profit - When compared to the prior year, our gross profit increased primarily due to increased sales. Our consolidated gross margin, which is gross profit in terms of a percentage of sales, remained consistent at 61.4 percent of sales in the first quarter of both fiscal 2007 and fiscal 2006.

•
Operating Costs - Our operating costs increased by $2.5 million compared to the prior year, which was the result of increased selling, general, and administrative expenses totaling $3.1 million, a $0.4 million decrease in depreciation expense, and a $0.2 million decrease in amortization expense.

•
Income Tax Provision - Our income tax provision for the quarter ended December 2, 2006 increased to $1.7 million compared to $0.6 million in the first quarter of fiscal 2006. During the fourth quarter of fiscal 2006, we determined that it was appropriate to reverse substantially all of the valuation allowances on our deferred income tax assets. Prior to the reversal of these valuation allowances, our income tax provisions were affected by reductions in our deferred income tax valuation allowance as we utilized net operating loss carryforwards. Our effective tax rate for the quarter ended December 2, 2006 of approximately 55 percent was higher than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.

•
Preferred Stock Dividends - Due to preferred stock redemptions in the first two quarters of fiscal 2006 totaling $20.0 million, our preferred stock dividends decreased by $0.4 million compared to the first quarter of fiscal 2006.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended December 2, 2006 Compared to the Quarter Ended November 26, 2005

Sales

The following table sets forth sales data by category and for our operating segments (in thousands):

	Quarter Ended
	December 2, 2006	November 26, 2005	Percent Change
Sales by Category:
Products	$42,109	$43,403	(3)
Training and consulting services	33,421	28,948	15
	$75,530	$72,351	4

Consumer Solutions Business Unit:
Retail Stores	$14,127	$14,643	(4)
Consumer Direct	19,936	19,177	4
Wholesale	4,577	6,111	(25)
CSBU International	2,386	2,644	(10)
Other CSBU	1,296	1,163	11
	42,322	43,738	(3)
Organizational Solutions Business Unit:
Domestic	17,721	16,330	9
International	15,487	12,283	26
	33,208	28,613	16
Total Sales	$75,530	$72,351	4

Product Sales - Overall product sales, which primarily consist of planners, binders, totes, software, and handheld electronic planning devices that are primarily sold through our Consumer Solutions Business Unit (CSBU) channels, declined $1.3 million, or 3 percent, compared to the prior year. The decline in product sales was primarily due to the following performance in our CSBU channels:

•
Retail Stores - The decline in retail sales was primarily due to fewer stores, which had a $1.6 million impact on sales, and reduced demand for technology and related products, which declined $0.2 million compared to the prior year. Partially offsetting these declines were increased sales resulting from additional business days during the quarter and increased demand for “core” products (e.g. planners, binders, forms, and totes). At December 2, 2006, we were operating 89 retail stores compared to 105 stores at November 26, 2005 and based upon our continuing analyses of retail store performance, we may close additional retail stores and continue to recognize decreases in sales as a result of closing stores in future periods. With the additional business days included, comparable store (stores which were open during the comparable periods) sales increased 9 percent compared to the same quarter of the prior year. However, excluding the additional business days, comparable store sales declined by 2 percent compared to the first quarter of fiscal 2006.

•
Consumer Direct - Sales through our consumer direct channels (primarily catalog, eCommerce, and public seminars) increased primarily due to increased sales through our internet channel and increased public seminar sales, which were partially offset by decreased government depot sales and decreased catalog channel sales. We believe that the transition of customers from our catalog and other product channels to our online web site is consistent with general market trends toward increased internet shopping and we expect our internet sales to continue to grow in future periods. Public program sales increased due to an increase in the number of seminar participants and an increased number of programs given compared to the prior year. Sales through government depots decreased due to a decision by the government to discontinue sales of dated paper products through these stores.

•
Wholesale - Sales through our wholesale channel, which includes sales to office superstores and other retail chains, decreased $1.5 million primarily due to reduced demand for our products from one of our wholesale customers during the quarter.

•
CSBU International - This channel includes the product sales of our directly owned international offices in Canada, the United Kingdom, Mexico, and Australia. The $0.3 million decline was primarily due to product sales declines in the United Kingdom and Canada. We separated the product sales operations from the Organizational Solutions Business Unit in these international locations during the quarter ended December 2, 2006 to utilize existing product sales and marketing expertise to improve overall product sales performance at these offices.

•
Other CSBU - Other CSBU sales consist primarily of domestic printing and publishing sales and building sublease revenues. The increase in other CSBU sales was primarily due to increased sublease revenue from new lease contracts obtained in late fiscal 2006 and increased external printing sales.

Training and Consulting Services - We offer a variety of training courses, training related products, and consulting services focused on productivity, leadership, strategy execution, sales force performance, and effective communications training programs that are provided both domestically and internationally through the Organizational Solutions Business Unit (OSBU). Our overall training and consulting service sales increased $4.5 million, or 15 percent, compared to the same quarter of the prior year. Training and consulting service sales performance during the quarter was primarily attributable to the following factors in our OSBU divisions:

•
Domestic - Our domestic training sales increased by $1.4 million, or 9 percent, primarily due to additional business days resulting in increased sales of The Seven Habits of Highly Effective People and increased training effectiveness sales. Sales performance improved in nearly all of our domestic regions and our booked days delivered increased over the prior year. Our current outlook for fiscal 2007 remains strong and current training days booked for training in fiscal 2007 has increased compared to the prior fiscal year.

•
International - International sales increased $3.2 million, or 26 percent, compared to the prior year. Sales increased over the prior year at all of our directly owned foreign offices, which are located in Japan, Canada, the United Kingdom, Mexico, Brazil, and Australia, as well as from licensee royalty revenues. The translation of foreign sales to United States dollars resulted in a $0.1 million favorable impact to our consolidated sales as certain foreign currencies strengthened against the United States dollar during the quarter ended December 2, 2006.

Gross Profit

Gross profit consists of net sales less the cost of goods sold or the cost of services provided. Our overall gross margin, which is gross profit stated in terms of a percentage of sales, remained consistent with the prior year at 61.4 percent of sales. Although gross margin on product sales decreased slightly to 56.1 percent compared to 57.0 percent in fiscal 2006, training and consulting service sales, which typically have higher gross margins than product sales, increased to 44.2 percent of total consolidated sales compared to 40.0 percent of total consolidated sales in the prior year.

For the quarter ended December 2, 2006, our training and consulting services gross margin was 68.1 percent compared to 67.9 percent in the prior year.

Operating Expenses

Selling, General and Administrative - Our selling, general, and administrative (SG&A) expenses increased $3.1 million, or 8 percent, compared to the prior year. The increase in SG&A expenses was primarily due to 1) the impact of additional business days on associate costs, 2) increased audit and consulting costs resulting from compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX); and 3) increased promotional and advertising costs. Due to the 5 additional business days included in the first quarter of fiscal 2007, we incurred an additional $1.5 million of associate costs, including payroll and related benefits. Due to our fiscal calendar, our first quarter of fiscal 2007 has 5 additional business days and includes the additional associate costs compared to the prior year. Accordingly, our fourth quarter will have 5 less business days and associated costs in fiscal 2007 than in fiscal 2006. During fiscal 2006, we were required to comply with Section 404 of SOX, which resulted in $1.0 million of additional auditing and consulting fees that were incurred and expensed during the quarter ended December 2, 2006. We also incurred $0.4 million of increased catalog and promotion costs resulting from additional marketing efforts designed to improve sales.

We are not satisfied with current levels of selling, general, and administrative expenses and are pursuing numerous cost reduction strategies designed to control costs and bring spending in line with desired business models. While we believe that these efforts will be successful in reducing our operating expenses, the success of these initiatives is dependent upon numerous factors, many of which are not within our control. Due to the time necessary to implement these cost reduction strategies, we may not be able to implement these new initiatives quickly enough to have a significant impact upon our fiscal 2007 operating results.

Depreciation and Amortization - Depreciation expense decreased $0.4 million, or 26 percent, compared to the same quarter of fiscal 2006 primarily due to the full depreciation or disposal of certain property and equipment (including retail stores) and the effects of significantly reduced capital expenditures during preceding fiscal years. Based upon these events and current capital spending trends, we expect that depreciation expense for fiscal 2007 will approximate total fiscal 2006 depreciation expense.

Amortization expense from definite-lived intangible assets totaled $0.9 million for the quarter ended December 2, 2006 compared to $1.1 million in the prior year. We expect intangible asset amortization expense to total $3.6 million for fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of capital have been net cash provided by operating activities, line-of-credit financing, long-term borrowings, asset sales, and the issuance of preferred and common stock. We currently rely primarily upon cash flows from operating activities and cash on hand to maintain adequate liquidity and working capital levels. Although our first fiscal quarter generally produces profitable operations, we commonly use cash for operating activities during the quarter as we pay seasonally high August 31 (fiscal year end) accrued liabilities and accounts payable and purchase inventory items for sale during our seasonally busy product-sale months of November, December, and January. At December 2, 2006, we had $22.9 million of cash and cash equivalents compared to $30.6 million at August 31, 2006. Our net working capital (current assets less current liabilities) increased to $40.0 million at December 2, 2006 compared to $38.7 million at August 31, 2006.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended December 2, 2006.

Cash Flows From Operating Activities

During the quarter ended December 2, 2006, our net cash used for operating activities totaled $3.8 million compared to $6.2 million for the same period of the prior year. Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business. The primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses. Cash used for changes in working capital during the first quarter of fiscal 2007 was primarily related to 1) increased accounts receivable balances resulting from improved OSBU sales; 2) payments made to reduce accrued liabilities and accounts payable from seasonally high August 31 balances; and 3) purchases of inventory items for our seasonally busy product sales months of November, December, and January. We believe that our continued efforts to optimize working capital balances, combined with existing and planned sales growth programs and cost-cutting initiatives, will improve our cash flows from operating activities in future periods. However, the success of these efforts, and their eventual contribution to our cash flows, is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

Net cash used for investing activities totaled $2.9 million for the first quarter of fiscal 2007. Our primary use of cash for investing activities was the purchase of property and equipment, which consisted primarily of payments for new printing presses, computer hardware, and computer software, which totaled $2.3 million. Additionally, we spent $0.6 million for further investment in curriculum development, primarily related to new leadership and execution offerings.

Cash Flows From Financing Activities

Net cash used for financing activities during the quarter ended December 2, 2006 totaled $1.0 million. Our principal uses of cash for financing activities during this period were the payment of preferred stock dividends totaling $0.9 million and principal payments totaling $0.1 million on our long-term debt and financing obligation.

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. Required contractual payments primarily consist of payments to EDS for outsourcing services related to information systems, warehousing and distribution, and call center operations; payments on a financing obligation resulting from the sale of our corporate campus; minimum rent payments for retail store and sales office space; cash payments for Series A preferred stock dividends; mortgage payments on certain buildings and property; cash payments for new printing services equipment to be installed in fiscal 2007; short-term purchase obligations for inventory items; and monitoring fees paid to a Series A preferred stock investor. There have been no significant changes to our expected required contractual obligations from those disclosed at August 31, 2006.

Other Items

Management Common Stock Loan Program - The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock. For further information regarding our management common stock loan program, refer to Note 9 in our consolidated financial statements on Form 10-K for the fiscal year ended August 31, 2006. The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

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

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The significant accounting polices that we used to prepare our consolidated financial statements are outlined in Note 1 to the consolidated financial statements, which are presented in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006. Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. Management regularly evaluates its estimates and assumptions and bases those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America. Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not in our control, but which may have an impact on these estimates and our actual financial results.

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

Our international strategy includes the use of licensees in countries where we do not have a directly-owned operation. Licensee companies are unrelated entities that have been granted a license to translate the Company’s content and curriculum, adapt the content and curriculum to the local culture, and sell the Company’s training seminars and products in a specific country or region. Licensees are required to pay us royalties based upon a percentage of the licensee’s sales. We recognize royalty income each period based upon the sales information reported to us by the licensee.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Share-Based Compensation

During fiscal 2006, we granted performance based compensation awards to certain employees in a Board of Director approved long-term incentive plan (the LTIP). These performance based share awards allow each participant the right to receive a certain number of shares of common stock based upon the achievement of specified financial goals at the end of a predetermined performance period. The LTIP awards vest on August 31 of the third fiscal year from the grant date, which corresponds to the completion of a three-year performance cycle. For example, the LTIP awards granted in fiscal 2007 vest on August 31, 2009. The number of shares that are finally awarded to LTIP participants is variable and is based entirely upon the achievement of a combination of performance objectives related to sales growth and cumulative operating income during the performance period. Due to the variable number of shares that may be issued under the LTIP, we reevaluate the LTIP grants on a quarterly basis and adjust the number of shares expected to be awarded for each grant based upon financial results of the Company as compared to the performance goals set for the award. Adjustments to the number of shares awarded, and to the corresponding compensation expense, are based upon estimated future performance and are made on a cumulative basis at the date of adjustment based upon the probable number of shares to be awarded.

The Compensation Committee initially granted awards for 378,665 shares (the Target Award) of common stock under the LTIP during fiscal 2006. However, the actual number of shares finally awarded will range from zero shares, if a minimum level of performance is not achieved, to 200 percent of the target award, if specifically defined performance criteria is achieved during the three-year performance period. The minimum sales growth necessary for participants to receive any shares under the fiscal 2006 LTIP is 7.5 percent and the minimum cumulative operating income is $36.2 million. The number of shares finally awarded to LTIP participants under the fiscal 2006 LTIP grant is based upon the combination of factors as shown below:

Sales Growth	Percent of Target Shares Awarded
30.0%	115%	135%	150%	175%	200%
22.5%	90%	110%	125%	150%	175%
15.0%	65%	85%	100%	125%	150%
11.8%	50%	70%	85%	110%	135%
7.5%	30%	50%	65%	90%	115%
	$36.20	$56.80	$72.30	$108.50	$144.60
	Cumulative Operating Income (millions)

Based upon actual financial performance through December 2, 2006 and estimated performance through the remaining service period of the fiscal 2006 LTIP grant (fiscal 2007 and 2008), the number of performance awards granted during fiscal 2006 was reduced to 213,946 shares, which resulted in a cumulative adjustment to reduce our operating expenses by $0.2 million in the quarter ended December 2, 2006. At December 2, 2006, there was $1.0 million of total unrecognized compensation cost related to our fiscal 2006 LTIP grant. The total compensation cost of the fiscal 2006 LTIP will be equal to the number of shares finally issued multiplied by $6.60 per share, which was the fair value of the common shares determined at the grant date.

During the quarter ended December 2, 2006, the Compensation Committee granted performance awards for 429,312 shares of common stock under terms of the LTIP. The fiscal 2007 LTIP award was valued at $5.78 per share, which was the closing price of our common stock on the grant date. Consistent with the fiscal 2006 LTIP grant, the Company must achieve minimum levels of sales growth and cumulative operating income in order for participants to receive any shares under the LTIP grant. The minimum sales growth for the fiscal 2007 LTIP is 10.0 percent (fiscal 2009 compared to fiscal 2006) and the minimum cumulative operating income total is $41.3 million. We will record compensation expense using a 5 percent estimated forfeiture rate during the vesting period. However, the total amount of compensation expense recorded for the fiscal 2007 LTIP will equal the number of shares awarded multiplied by $5.78 per share. The number of shares finally awarded to LTIP participants under the fiscal 2007 LTIP grant is based upon the combination of factors as shown below:

Sales Growth	Percent of Target Shares Awarded
40.0%	115%	135%	150%	175%	200%
30.0%	90%	110%	125%	150%	175%
20.0%	65%	85%	100%	125%	150%
15.7%	50%	70%	85%	110%	135%
10.0%	30%	50%	65%	90%	115%
	$41.30	$64.90	$82.60	$123.90	$165.20
	Cumulative Operating Income (millions)

The evaluation of LTIP performance awards and corresponding use of estimated amounts may produce additional volatility in our consolidated financial statements as we record cumulative adjustments to the estimated number of common shares to be awarded under the LTIP grants. Actual results could differ from estimates made during the service, or vesting, period.

We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model. However, the Company did not grant any stock options in the first quarter of fiscal 2007 or in fiscal years 2006 and 2005. At December 2, 2006 the remaining cost associated with our unvested stock options was insignificant.

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

Income Taxes

The Company regularly evaluates United States federal and various state and foreign jurisdiction income tax exposures. The tax benefits of tax exposure items are not recognized in the provision for income taxes unless it is probable that the benefits will be sustained, without regard to the likelihood of tax examination. A tax exposure reserve represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. The tax exposure reserve is classified as a component of the current income taxes payable account. The Company adds interest and penalties, if applicable, each period to the reserve.

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

NEW ACCOUNTING PRONOUNCEMENTS

Sales Tax Presentation - In June 2006, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). This consensus provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-03 on the presentation of our consolidated financial statements and we will adopt the provisions of EITF 06-03 in our fiscal quarter ending June 2, 2007.

Uncertain Tax Positions - In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. This interpretation prescribes a consistent recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing, and measuring tax positions for financial statement purposes. This interpretation also requires expanded disclosure with respect to the uncertainties as they relate to income tax accounting and is effective for fiscal years beginning after December 15, 2006. The cumulative effect from the adoption of FIN No. 48, if any, will be an adjustment to beginning retained earnings in the year of adoption. The Company will adopt the provisions of FIN No. 48 on September 1, 2007 (fiscal 2008). We are currently in the process of evaluating the impact of FIN No. 48 on our financial statements.

Evaluation of Misstatements - In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides the Staff’s views regarding the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements. The Company will adopt the misstatement evaluation requirements of SAB No. 108 for the Company's fiscal year ended August 31, 2007.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, internet webcasts, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward looking statements regarding future product and training sales activity, anticipated expenses, projected cost reduction and strategic initiatives, expected levels of depreciation expense, expectations regarding tangible asset valuation expenses, expected improvements in cash flows from operating activities, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our report on Form 10-K for the fiscal year ended August 31, 2006, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: unanticipated costs or capital expenditures; difficulties encountered by EDS in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance, including the risk factors noted in Item 1A of our August 31, 2006 report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors may emerge and it is not possible for our management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any single factor, or combination of factors, may cause actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results.

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

During the quarter ended December 2, 2006 we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts. The gains and losses on these contracts were recorded as a component of SG&A expense in our consolidated income statements and had the following net impact on the periods indicated (in thousands):

	Quarter Ended
	December 2, 2006	November 26, 2005
Losses on foreign exchange contracts	$(9)	$(46)
Gains on foreign exchange contracts	18	217
Net gain on foreign exchange contracts	$9	$171

At December 2, 2006, the fair value of our foreign currency forward contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of our foreign currency sell contracts that did not qualify for hedge accounting were as follows at December 2, 2006 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	333,000	$2,851
Australian Dollars	1,500	1,148
Mexican Pesos	12,582	1,134

During the quarter ended December 2, 2006, we did not utilize any derivative contracts that qualified for hedge accounting. However, the Company may utilize net investment hedge contracts or other foreign currency derivatives in future periods as a component of our overall foreign currency risk strategy.

Interest Rate Sensitivity

The Company is exposed to fluctuations in U.S. interest rates primarily as a result of the cash and cash equivalents that we hold. Our debt balances consist primarily of a financing obligation associated with the sale of our corporate headquarters facility and a long-term mortgage on certain of our buildings and property. As such, we do not have significant exposure or additional liability due to interest rate sensitivity and we were not party to any interest rate swap or other interest related derivative instruments during the quarter ended December 2, 2006.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer supervised and participated in the evaluation. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal controls over financial reporting identified in our fiscal 2006 Form 10-K related to capturing and recording accounts payable for services, our disclosure controls and procedures were not effective as of December 2, 2006.

In light of the material weakness described in our fiscal 2006 Form 10-K, we performed additional procedures to ensure that our condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly presents, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

We are in the process of instituting additional controls to remediate the material weakness described in our fiscal 2006 Form 10-K.  During the quarter ended December 2, 2006 we added new accounts payable processes and procedures, created new system generated reports to identify potential missing liabilities, and provided additional training to accounts payable personnel.  However, we were not able to remediate, and thereafter test the remediation of, the material weakness identified by the end of our first quarter of fiscal 2007.

Other than described above, there were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTIORS

For information regarding Risk Factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company acquired the following securities during the fiscal quarter ended December 2, 2006:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
Common Shares:
September 1, 2006 to October 7, 2006	-		$-	none	$4,887

October 8, 2006 to November 4, 2006	-		-	none	4,887

November 5, 2006 to December 2, 2006	3,078	(2)	5.18	none	4,887	(1)

Total Common Shares	3,078		$5.18	none

Total Preferred Shares	none		none

(1)
In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock. All previous authorized common stock purchase plans were canceled. Following the approval of this stock purchase plan, we have purchased a total of 681,300 shares of common stock for $5.1 million through December 2, 2006.

(2)	Amount represents shares withheld for statutory taxes and penalties from a distribution of common shares to a participant in the Company’s non-qualified deferred compensation plan.

Item 6.	EXHIBITS

(A)	Exhibits:

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date:	January 11, 2007	By:	/s/ ROBERT A. WHITMAN
Robert A. Whitman
Chief Executive Officer

Date:	January 11, 2007	By:	/s/ STEPHEN D. YOUNG
Stephen D. Young
Chief Financial Officer