Form 10-Q
period 2007-03-03
FRANKLIN COVEY CO
filed 2007-04-12
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

19,412,421 shares of Common Stock as of April 2, 2007

INDEX

Part I.	Financial Information
Item 1.	Financial Statements
Note 1.	Basis of Presentation
Note 2.	Inventories
Note 3.	Canadian Line of Credit
Note 4.	Shareholders’ Equity
Note 5.	Sale of Manufacturing Facility
Note 6.	Income Taxes
Note 7.	Comprehensive Income
Note 8.	Earnings Per Share
Note 9.	Segment Information
Note 10.	Subsequent Events

Item 2.	Management’s Discussion & Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II.	Other Information
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 3, 2007	August 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,620	$30,587
Accounts receivable, less allowance for doubtful accounts of $656 and $979	24,678	24,254
Inventories	23,402	21,790
Deferred income taxes	3,884	4,130
Other current assets	6,387	6,359
Total current assets	86,971	87,120

Property and equipment, net	35,054	33,318
Intangible assets, net	77,725	79,532
Deferred income taxes	364	4,340
Other assets	13,965	12,249
	$214,079	$216,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing obligation	$598	$585
Accounts payable	10,211	13,769
Income taxes payable	2,659	1,924
Accrued liabilities	30,538	32,170
Total current liabilities	44,006	48,448

Long-term debt and financing obligation, less current portion	33,209	33,559
Other liabilities	1,017	1,203
Total liabilities	78,232	83,210

Shareholders’ equity:
Preferred stock - Series A, no par value; 4,000 shares authorized, 1,494 shares issued and outstanding; liquidation preference totaling $38,278	37,345	37,345
Common stock - $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	186,288	185,691
Common stock warrants	7,611	7,611
Retained earnings	18,337	14,075
Accumulated other comprehensive income	669	653
Treasury stock at cost, 7,386 and 7,083 shares	(115,756)	(113,379)
Total shareholders’ equity	135,847	133,349
	$214,079	$216,559

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended

	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
	(unaudited)		(unaudited)
Net sales:
Products	$45,283	$50,841	$87,391	$94,244
Training and consulting services	31,593	27,492	65,014	56,440
	76,876	78,333	152,405	150,684
Cost of sales:
Products	19,436	22,288	37,910	40,952
Training and consulting services	10,251	7,872	20,909	17,152
	29,687	30,160	58,819	58,104
Gross profit	47,189	48,173	93,586	92,580

Selling, general, and administrative	36,666	35,488	77,514	73,255
Gain on sale of manufacturing facility	(1,227)	-	(1,227)	-
Depreciation	1,366	1,221	2,403	2,629
Amortization	900	908	1,802	2,003
Income from operations	9,484	10,556	13,094	14,693

Interest income	357	316	557	645
Interest expense	(675)	(660)	(1,336)	(1,303)
Legal settlement	-	873	-	873
Income before provision for income taxes	9,166	11,085	12,315	14,908
Provision for income taxes	(4,452)	(1,872)	(6,186)	(2,462)
Net income	4,714	9,213	6,129	12,446
Preferred stock dividends	(934)	(1,139)	(1,867)	(2,518)
Net income available to common shareholders	$3,780	$8,074	$4,262	$9,928

Net income available to common shareholders per share:
Basic	$.19	$.40	$.22	$.49
Diluted	$.19	$.39	$.21	$.48

Weighted average number of common shares:
Basic	19,589	20,311	19,750	20,321
Diluted	20,026	20,634	20,109	20,638

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Two Quarters Ended
	March 3, 2007	February 25, 2006
	(unaudited)
Cash flows from operating activities:
Net income	$6,129	$12,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,977	5,571
Deferred income taxes	4,218	-
Gain on disposals of property and equipment	(1,210)	-
Share-based compensation expense	622	235
Changes in assets and liabilities:
Increase in accounts receivable, net	(433)	(774)
Increase in inventories	(1,616)	(1,974)
Decrease (increase) in other assets	728	(134)
Decrease in accounts payable and accrued liabilities	(5,196)	(5,569)
Decrease in other long-term liabilities	(175)	(102)
Increase in income taxes payable	743	1,526
Net cash provided by operating activities	8,787	11,225

Cash flows from investing activities:
Purchases of property and equipment	(5,377)	(2,422)
Curriculum development costs	(3,163)	(961)
Proceeds from sales of property and equipment	2,258	-
Net cash used for investing activities	(6,282)	(3,383)

Cash flows from financing activities:
Principal payments on long-term debt and financing obligation	(297)	(822)
Change in restricted cash	-	699
Proceeds from sales of common stock from treasury	137	173
Proceeds from management stock loan payments	-	134
Redemption of preferred stock	-	(20,000)
Purchases of treasury shares	(2,539)	(224)
Payment of preferred stock dividends	(1,867)	(3,018)
Net cash used for financing activities	(4,566)	(23,058)

Effect of foreign exchange rates on cash and cash equivalents	94	(120)
Net decrease in cash and cash equivalents	(1,967)	(15,336)
Cash and cash equivalents at beginning of the period	30,587	51,690
Cash and cash equivalents at end of the period	$28,620	$36,354

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,324	$1,337
Cash paid for income taxes	$1,270	$1,093

Non-cash investing and financing activities:
Accrued preferred stock dividends	$934	$934
Capital lease financing of property and equipment purchases	-	109

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 -	BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) provides integrated consulting, training, and performance enhancement solutions to organizations and individuals in strategy execution, productivity, leadership, sales force effectiveness, effective communications, and other areas. Each integrated solution may include components of training and consulting, assessment, and other application tools that are generally available in electronic or paper-based formats. Our products and services are available through professional consulting services, public seminars, retail stores, catalogs, and the internet at www.franklincovey.com. Historically, the Company’s best-known offerings include the FranklinCovey Planner™ and a suite of individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People. We also offer a range of training and assessment products to help organizations achieve superior results by focusing and executing on top priorities, building the capability of knowledge workers, and aligning business processes. These offerings include the popular workshop FOCUS: Achieving Your Highest Priorities™, The 4 Disciplines of Execution™, The 4 Roles of Leadership™, Building Business Acumen: What the CEO Wants You to Know™, the Advantage Series communication workshops, and the Execution Quotient (xQ™) organizational assessment tool. During fiscal 2007 we have also introduced a new leadership program based upon principles found in The 7 Habits of Highly Effective People.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year. Corresponding quarterly periods generally consist of 13-week periods that will end on December 2, 2006, March 3, 2007, and June 2, 2007 during fiscal 2007. Under the modified 52/53-week fiscal year, the quarter ended March 3, 2007 had one fewer business day compared to the quarter ended February 25, 2006 and the two quarters ended March 3, 2007 had four additional business days compared to the two quarters ended February 25, 2006.

The results of operations for the quarter and two quarters ended March 3, 2007 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2007.

NOTE 2 -	INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	March 3, 2007	August 31, 2006

Finished goods	$19,994	$18,464
Work in process	523	706
Raw materials	2,885	2,620
	$23,402	$21,790

NOTE 3 -	CANADIAN LINE OF CREDIT

In addition to the lines of credit described in Note 10, we obtained a CDN $500,000 (approximately $425,300) revolving line of credit with a Canadian Bank through our wholly owned Canadian subsidiary (the Canadian Line of Credit) during the quarter ended March 3, 2007. The Canadian Line of Credit bears interest at the Canadian prime rate and is a revolving line of credit that may be repeatedly borrowed against and repaid during the life of the agreement. The Canadian Line of Credit may be used for general corporate purposes and requires our Canadian subsidiary to maintain a specified financial covenant for minimum debt service coverage or the payment of the loan may be accelerated. As of March 3, 2007 we had not yet drawn upon the Canadian Line of Credit.

In connection with the Canadian Line of Credit, the interest rate on a previously existing mortgage agreement with the same Canadian Bank was reduced from the Canadian prime rate plus one percent to the Canadian prime rate. All other terms on the existing Canadian mortgage remained the same and the Company does not believe that the one percent decrease in the interest rate represents a material modification to terms of the loan.

NOTE 4 -	SHAREHOLDERS’ EQUITY

During the quarter ended March 3, 2007, we purchased 328,000 shares of our common stock for $2.5 million under the terms of a previously approved $10.0 million common stock purchase plan. Through March 3, 2007, we have purchased a total of 1,009,300 shares of our common stock for $7.6 million as part of this purchase plan.

NOTE 5 -	SALE OF MANUFACTURING FACILITY

In August 2006, we initiated a project to reconfigure our printing operations to improve our printing services’ efficiency, reduce operating costs, and improve our printing services’ flexibility in order to increase external printing service sales. Our reconfiguration plan includes moving our printing operations a short distance from its existing location to our corporate headquarters campus and the sale of the manufacturing facility and certain printing presses. Other existing presses will be moved to the new location as part of the reconfiguration plan. Because the manufacturing facility and printing presses were not available for immediate sale as defined by Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these assets were not classified as held for sale in our condensed consolidated balance sheets at December 2, 2006 or August 31, 2006.

During the quarter ended March 3, 2007, we completed the sale of the manufacturing facility. The sale price was $2.5 million and, after deducting customary closing costs, the net proceeds to the Company from the sale totaled $2.3 million in cash. The carrying value of the manufacturing facility at the date of sale was approximately $1.1 million and accordingly, we recognized a $1.2 million gain on the sale of the manufacturing facility during the quarter. The manufacturing facility assets sold were primarily reported as a component of corporate assets for segment reporting purposes. Due to a lower-than-expected sale price on one of the printing presses to be sold, we recorded an impairment charge totaling $0.3 million during the quarter ended March 3, 2007 to reduce the carrying value of the printing press to its anticipated sale price. The impairment charge was included as a component of depreciation expense in our condensed consolidated income statements for the quarter and two quarters ended March 3, 2007.

NOTE 6 -	INCOME TAXES

In order to determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which we operate. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rate from quarter to quarter.

During the fourth quarter of fiscal 2006, we determined that it was appropriate to reverse substantially all of the valuation allowances on our deferred income tax assets. Prior to the reversal of these valuation allowances, our income tax provisions were affected by reductions in our deferred income tax valuation allowance as we utilized net operating loss carryforwards. Accordingly, our income tax provision was $4.5 million in the second quarter of fiscal 2007 and was $6.2 million for the two quarters ended March 3, 2007. Our effective tax rate for the two quarters ended March 3, 2007 of approximately 50 percent was higher than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.

NOTE 7 -	COMPREHENSIVE INCOME

Comprehensive income is based on net income and includes charges and credits to equity accounts that were not the result of transactions with shareholders. Comprehensive income for the Company was calculated as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
Net income	$4,714	$9,213	$6,129	$12,446
Other comprehensive income (loss) items, net of tax:
Foreign currency translation adjustments	(80)	145	16	(220)
Comprehensive income	$4,634	$9,358	$6,145	$12,226

NOTE 8 -	EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate. Due to the modifications to our management stock loan program made during the fourth quarter of fiscal 2006, we determined that the shares of management stock loan participants which were placed in the escrow account are participating securities as defined by Emerging Issues Task Force (EITF) Issue 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, because they continue to have equivalent common stock dividend rights. Accordingly, these management stock loan shares are included in our basic EPS calculation during periods of net income and excluded from the basic EPS calculation in periods of net loss.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Two Quarters Ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
Numerator for basic and diluted earnings per share:
Net income	$4,714	$9,213	$6,129	$12,446
Preferred stock dividends	(934)	(1,139)	(1,867)	(2,518)
Net income available to common shareholders	$3,780	$8,074	$4,262	$9,928

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding(1)	19,589	20,311	19,750	20,321
Effect of dilutive securities:
Stock options	24	45	29	46
Unvested stock awards	257	272	252	268
Performance awards	156	6	78	3
Common stock warrants(2)	-	-	-	-
Diluted weighted average shares outstanding	20,026	20,634	20,109	20,638

Basic and diluted EPS:
Basic EPS	$.19	$.40	$.22	$.49
Diluted EPS	$.19	$.39	$.21	$.48

(1)	Since the Company recognized net income for the quarter and two quarters ended March 3, 2007, basic weighted average shares for those periods include 3.5 million shares of common stock held by management stock loan participants that were placed in escrow.

(2)	For the quarter and two quarters ended March 3, 2007, the conversion of 6.2 million common stock warrants is not assumed because such conversion would be anti-dilutive.

At March 3, 2007 and February 25, 2006, we had approximately 2.0 million stock options outstanding which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common shares for the respective periods. Although these shares were not included in our calculation of diluted EPS, these stock options, and other dilutive securities, may have a dilutive effect on the Company’s EPS calculation in future periods if the price of our common stock increases.

NOTE 9 -	SEGMENT INFORMATION

The Company has two segments: the Consumer Solutions Business Unit (CSBU) and the Organizational Solutions Business Unit (OSBU). The following is a description of our segments, their primary operating components, and their significant business activities:

Consumer Solutions Business Unit - This business unit is primarily focused on sales to individual customers and small business organizations and includes the results of our domestic retail stores, consumer direct operations (primarily catalog, eCommerce, and public seminar programs), wholesale operations, international product channels in certain countries, and other related distribution channels, including government product sales and domestic printing and publishing sales. The CSBU results of operations also include the financial results of our paper planner manufacturing operations. Although CSBU sales primarily consist of products such as planners, binders, software, totes, and related accessories, virtually any component of our leadership, productivity, and strategy execution solutions may be purchased through our CSBU channels.

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

The Company’s chief operating decision maker is the CEO, and each of the segments has a president who reports directly to the CEO. The primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (EBITDA), which may not be calculated as similarly titled amounts calculated by other companies. For segment reporting purposes, the Company’s consolidated EBITDA can be calculated as its income from operations excluding depreciation expense, amortization expense, and the gain on sale of manufacturing facility.

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization. During fiscal 2007, we transferred the international product channels in certain countries from OSBU to CSBU and made other less significant organizational changes. All prior period segment information has been revised to conform to the most recent classifications and organizational changes. The Company accounts for its segment information on the same basis as the accompanying condensed consolidated financial statements.

SEGMENT INFORMATION
(in thousands)

Quarter Ended March 3, 2007	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization
Consumer Solutions Business Unit:
Retail	$19,265	$11,861	$4,635	$186	$-
Consumer direct	17,062	9,940	7,645	54	-
Wholesale	3,581	1,932	1,747	-	-
CSBU International	2,643	1,608	709	-	-
Other CSBU	1,583	410	(6,447)	533	-
Total CSBU	44,134	25,751	8,289	773	-

Organizational Solutions Business Unit:
Domestic	19,313	12,320	1,730	151	900
International	13,429	9,118	3,030	204	-
Total OSBU	32,742	21,438	4,760	355	900
Total operating segments	76,876	47,189	13,049	1,128	900
Corporate and eliminations	-	-	(2,526)	238	-
Consolidated	$76,876	$47,189	$10,523	$1,366	$900

Quarter Ended February 25, 2006
Consumer Solutions Business Unit:
Retail	$23,781	$14,306	$5,593	$337	$-
Consumer direct	19,613	11,621	9,353	15	-
Wholesale	3,138	1,675	1,523	-	-
CSBU International	2,681	1,663	776	-	-
Other CSBU	1,291	133	(7,267)	309	-
Total CSBU	50,504	29,398	9,978	661	-

Organizational Solutions Business Unit:
Domestic	15,347	10,362	1,471	88	907
International	12,482	8,413	3,181	320	1
Total OSBU	27,829	18,775	4,652	408	908
Total operating segments	78,333	48,173	14,630	1,069	908
Corporate and eliminations	-	-	(1,945)	152	-
Consolidated	$78,333	$48,173	$12,685	$1,221	$908

Two Quarters Ended March 3, 2007
Consumer Solutions Business Unit:
Retail	$33,392	$20,260	$5,834	$377	$-
Consumer direct	36,998	22,218	17,637	78	-
Wholesale	8,158	4,710	4,409	-	-
CSBU International	5,029	3,093	1,195	-	-
Other CSBU	2,877	154	(15,907)	792	-
Total CSBU	86,454	50,435	13,168	1,247	-

Organizational Solutions Business Unit:
Domestic	37,034	23,741	2,089	261	1,802
International	28,917	19,410	6,217	409	-
Total OSBU	65,951	43,151	8,306	670	1,802
Total operating segments	152,405	93,586	21,474	1,917	1,802
Corporate and eliminations	-	-	(5,402)	486	-
Consolidated	$152,405	$93,586	$16,072	$2,403	$1,802

Two Quarters Ended February 25, 2006
Consumer Solutions Business Unit:
Retail	$38,424	$22,983	$5,967	$773	$-
Consumer direct	38,789	23,299	18,890	26	-
Wholesale	9,250	4,476	4,180	-	-
CSBU International	5,325	3,404	1,655	-	-
Other CSBU	2,454	512	(15,654)	657	57
Total CSBU	94,242	54,674	15,038	1,456	57

Organizational Solutions Business Unit:
Domestic	31,677	20,931	1,908	173	1,943
International	24,765	16,975	6,250	651	3
Total OSBU	56,442	37,906	8,158	824	1,946
Total operating segments	150,684	92,580	23,196	2,280	2,003
Corporate and eliminations	-	-	(3,871)	349	-
Consolidated	$150,684	$92,580	$19,325	$2,629	$2,003

A reconciliation of operating segment EBITDA to consolidated income before taxes is provided below (in thousands):

	Quarter Ended		Two Quarters Ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
Reportable segment EBITDA	$13,049	$14,630	$21,474	$23,196
Corporate expenses	(2,526)	(1,945)	(5,402)	(3,871)
Consolidated EBITDA	10,523	12,685	16,072	19,325
Gain on sale of manufacturing facility	1,227	-	1,227	-
Depreciation	(1,366)	(1,221)	(2,403)	(2,629)
Amortization	(900)	(908)	(1,802)	(2,003)
Income from operations	9,484	10,556	13,094	14,693
Interest income	357	316	557	645
Interest expense	(675)	(660)	(1,336)	(1,303)
Legal settlement	-	873	-	873
Income before provision for income taxes	$9,166	$11,085	$12,315	$14,908

NOTE 10 -	SUBSEQUENT EVENTS

Line of Credit Agreement

On March 14, 2007, we entered into long-term secured revolving line-of-credit agreements with JPMorgan Chase Bank N.A. and Zions First National Bank (the Credit Agreements). The Credit Agreements provide a total of $25.0 million of borrowing capacity to the Company at an interest rate equal to LIBOR plus 1.10 percent. The Credit Agreements expire on March 14, 2010 and we may draw on the credit facilities, repay, and draw again, on a revolving basis, up to the maximum loan amount of $25.0 million so long as no event of default has occurred and is continuing. The Credit Agreements also contain customary representations and guarantees as well as provisions for repayment and liens.

The Credit Agreements require us to be in compliance with specified financial covenants, including: (i) a funded debt to earnings ratio; (ii) a fixed charge coverage ratio; (iii) a limitation on annual capital expenditures; and (iv) a defined amount of minimum net worth. In the event of noncompliance with these financial covenants and other defined events of default, the lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the Credit Agreements.

In connection with the Credit Agreements, the Company entered into separate Promissory Notes, a Security Agreement, Repayment Guaranty Agreements, and a Pledge and Security Agreement. These agreements pledge substantially all of the Company’s assets located in the United States and a certain foreign location to the lenders in the Credit Agreements.

The Company may use the Credit Agreements for general corporate purposes and subsequent to March 3, 2007 we used a portion of the credit available through the Credit Agreements to redeem the remaining shares of our outstanding Series A Preferred Stock as described below.

Redemption of Series A Preferred Stock

Subsequent to March 3, 2007, we redeemed all remaining outstanding shares of Series A Preferred Stock, which totaled $37.3 million, or approximately 1.5 million shares. The shares of preferred stock were redeemed at the liquidation preference of $25 per share, plus $0.3 million of dividends accrued through the redemption date. The redemption of Series A Preferred Stock will reduce our annual dividend obligation by $3.7 million.

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

RESULTS OF OPERATIONS

Overview

Our second fiscal quarter, which includes the months of December, January, and February, has historically reflected strong product sales, primarily from holiday shopping, and generally good training and consulting service sales. However, our product sales for the quarter ended March 3, 2007 were adversely affected by our modified 52/53 week fiscal calendar, which placed the seasonally busy sales week following the Thanksgiving holiday into our first quarter of fiscal 2007 rather than in our second quarter as was reported in fiscal 2006. For the quarter ended March 3, 2007, our income from operations, which includes a $1.2 million gain from the sale of a manufacturing facility, decreased to $9.5 million compared to $10.6 million in the prior year and our pre-tax income declined to $9.2 million compared to $11.1 million in the second quarter of fiscal 2006. Due primarily to an increase in our effective tax rate, which was partially offset by reduced preferred stock dividends, our net income available to common shareholders decreased to $3.8 million compared to $8.1 million in the corresponding quarter of fiscal 2006.

The primary factors that influenced our operating results in the quarter ended March 3, 2007 were as follows:

•
Sales - Consolidated training and consulting services sales increased $4.1 million primarily due to increased sales of our new leadership program based upon the principles found in The 7 Habits of Highly Effective People, improved sales effectiveness training sales, increased strategy execution sales, and increased international sales. Product sales declined $5.6 million primarily due to reduced retail sales resulting from 10 fewer retail stores being open during the quarter compared to the prior year, reduced sales through our consumer direct channels, and the effects of our modified 52/53 week fiscal calendar as discussed above.

•
Gross Profit - Our consolidated gross profit totaled $47.2 million for the quarter ended March 3, 2007 compared to $48.2 million in the prior year. Our consolidated gross margin, which is gross profit in terms of a percentage of sales, remained consistent at 61.4 percent of sales in the second quarter of fiscal 2007 compared to 61.5 percent of sales in fiscal 2006. Although product sales declined compared to the prior year, our training and consulting service sales, which typically have higher gross margins than the majority of our product sales, increased as a percent of total sales when compared to fiscal 2006. The shift toward increased training and consulting service sales had a favorable impact on our gross profit and gross margin during the quarter ended March 3, 2007.

•
Operating Costs - Our operating costs increased by $1.3 million compared to the prior year, which was the result of increased selling, general, and administrative expenses totaling $1.2 million and a $0.1 million increase in depreciation expense. Amortization expense from our definite-lived intangible assets remained consistent with the prior year.

•	Gain on the Sale of Manufacturing Facility - During the quarter ended March 3, 2007, we completed the sale of our printing manufacturing facility and recognized a $1.2 million gain from the sale.

•
Income Tax Provision - Our income tax provision for the quarter ended March 3, 2007 increased to $4.5 million compared to $1.9 million in the corresponding quarter of fiscal 2006. During the fourth quarter of fiscal 2006, we determined that it was appropriate to reverse substantially all of the valuation allowances on our deferred income tax assets. Prior to the reversal of these valuation allowances, our income tax provisions were affected by reductions in our deferred income tax valuation allowance as we utilized net operating loss carryforwards. Our effective tax rate for the two quarters ended March 3, 2007 of approximately 50 percent was higher than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.

•
Redemption of Preferred Stock - Subsequent to March 3, 2007, we redeemed all remaining shares of Series A Preferred Stock, which totaled $37.3 million. Although we obtained a line of credit to finance a portion of the preferred stock redemption and will incur interest charges on amounts borrowed, the redemption of the remaining preferred stock will reduce our required cash outflows for dividends by $3.7 million per year.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended March 3, 2007 Compared to the Quarter Ended February 25, 2006

Sales

The following table sets forth sales data by category and for our operating segments (in thousands):

	Quarter Ended			Two Quarters Ended
	March 3, 2007	February 25, 2006	Percent Change	March 3, 2007	February 25, 2006	Percent Change
Sales by Category:
Products	$45,283	$50,841	(11)	$87,391	$94,244	(7)
Training and consulting services	31,593	27,492	15	65,014	56,440	15
	$76,876	$78,333	(2)	$152,405	$150,684	1

Consumer Solutions Business Unit:
Retail Stores	$19,265	$23,781	(19)	$33,392	$38,424	(13)
Consumer Direct	17,062	19,613	(13)	36,998	38,789	(5)
Wholesale	3,581	3,138	14	8,158	9,250	(12)
CSBU International	2,643	2,681	(1)	5,029	5,325	(6)
Other CSBU	1,583	1,291	23	2,877	2,454	17
	44,134	50,504	(13)	86,454	94,242	(8)
Organizational Solutions Business Unit:
Domestic	19,313	15,347	26	37,034	31,677	17
International	13,429	12,482	8	28,917	24,765	17
	32,742	27,829	18	65,951	56,442	17
Total Sales	$76,876	$78,333	(2)	$152,405	$150,684	1

Product Sales - Overall product sales, which primarily consists of planners, binders, totes, software and related accessories that are primarily sold through our Consumer Solutions Business Unit (CSBU) channels, declined $5.6 million, or 11 percent, compared to the prior year. In general, our product sales for the quarter ended March 3, 2007 were adversely affected by our modified 52/53 week fiscal calendar, which placed the seasonally busy sales week following the Thanksgiving holiday into our first quarter of fiscal 2007 rather than in our second quarter as was reported in fiscal 2006. The following is a description of sales performance in our CSBU channels for the quarter ended March 3, 2007:

•
Retail Stores - The decline in retail sales was primarily due to fewer stores, which had a $2.4 million impact on sales, reduced demand for technology and related products, which declined $1.0 million, and decreased traffic in our retail locations. Reduced traffic in our stores contributed to decreased sales of “core” products (e.g. planners, binders, forms, and totes) during the quarter. These factors combined to produce a 10 percent decrease in comparable store (stores which were open during the comparable periods) sales compared to the prior year. When calculated on prior year comparable weeks, our comparable store sales declined 6 percent from fiscal 2006. At March 3, 2007, we were operating 87 retail stores compared to 97 stores at February 25, 2006. We closed two store locations during the quarter ended March 3, 2007, and based upon our continuing analyses of retail store performance, we may close additional retail store locations and continue to recognize decreases in sales resulting from closed stores in future periods.

•
Consumer Direct - Sales through our consumer direct channels (primarily catalog, eCommerce, and public seminars) decreased $2.6 million, or 13 percent, primarily due to decreased traffic through our internet and catalog channels and decreased public seminar sales. Although traffic through our eCommerce and catalog sites was unfavorably affected by the timing of certain shopping days during the quarter, overall traffic in these channels declined compared to the prior year. Public program sales decreased $0.5 million primarily due to a reduced number of seminars held during the quarter. In addition, sales through government depots decreased due to a decision by the government to discontinue sales of dated paper products through these stores.

•
Wholesale - Sales through our wholesale channel, which includes sales to office superstores and other retail chains, increased $0.4 million primarily due to the timing of product sales to these entities.

•
CSBU International - This channel includes the product sales of our directly owned international offices in Canada, the United Kingdom, Mexico, and Australia. Sales performance for the quarter through these channels remained relatively consistent with the prior year. We separated the product sales operations from the Organizational Solutions Business Unit in these international locations during the quarter ended December 2, 2006 to utilize existing product sales and marketing expertise in an effort to improve overall product sales performance at these offices.

•
Other CSBU - Other CSBU sales consist primarily of domestic printing and publishing sales and building sublease revenues. The increase in other CSBU sales was primarily due to increased external printing sales compared to the prior year.

Training and Consulting Services - We offer a variety of training courses, training related products, and consulting services focused on productivity, leadership, strategy execution, sales force performance, and effective communications training programs that are provided both domestically and internationally through the Organizational Solutions Business Unit (OSBU). Our overall training and consulting service sales increased $4.1 million, or 15 percent, compared to fiscal 2006. Training and consulting service sales performance during the quarter was influenced by the following factors in the OSBU divisions:

•	Domestic - Our domestic training sales increased by $4.0 million, or 26 percent, primarily due to increased sales of our new leadership program based upon principles found in The Seven Habits of Highly Effective People, increased training effectiveness sales, and increased strategy execution sales. Sales performance improved in nearly all of our domestic regions as our booked days delivered increased 19 percent and our customer facilitated training sales increased 18 percent over the prior year. Our current outlook for the remainder of fiscal 2007 continues to be strong and current training days booked have increased compared to the prior year. We believe that the introduction of new programs and refreshed existing programs will continue to have a favorable impact on training and consulting service sales in future periods.

•
International - International sales increased $0.9 million, or 8 percent, compared to the prior year. Sales increased over the prior year at our directly owned foreign offices located in Brazil, Japan, Canada, and Australia, as well as from licensee royalty revenues. Sales increases in these offices were partially offset by decreased sales at our offices located in Mexico and the United Kingdom. The translation of foreign sales to United States dollars resulted in a $0.1 million favorable impact to our consolidated sales as certain foreign currencies strengthened against the United States dollar during the quarter ended March 3, 2007.

Gross Profit

Gross profit consists of net sales less the cost of goods sold or the cost of services provided. Our consolidated gross profit totaled $47.2 million for the quarter ended March 3, 2007 compared to $48.2 million in fiscal 2006. Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, was 61.4 percent of sales compared to 61.5 percent in fiscal 2006.

Our gross margin on product sales improved to 57.1 percent compared to 56.2 percent in fiscal 2006, primarily due to a favorable shift in our product mix as sales of higher margin planners and binders increased as a percent of total product sales, while sales of lower margin technology and specialty products declined.

For the quarter ended March 3, 2007, our training and consulting services gross margin was 67.6 percent compared to 71.4 percent in the prior year. The decline in training and consulting services gross margin was primarily due to increased royalty costs associated with certain training offerings, increased costs associated with the amortization of capitalized curriculum, and increased public seminar costs. During fiscal 2007, training and consulting services sales increased to 41 percent of total consolidated sales compared to 35 percent of total consolidated sales in the prior year. The increase of higher margin training and consulting offerings had a favorable impact on our consolidated gross profit in the quarter ended March 3, 2007, which was offset by the decrease in total product sales.

Operating Expenses

Selling, General and Administrative - Our selling, general, and administrative (SG&A) expenses increased $1.2 million, or 3 percent, compared to the prior year. The increase in SG&A expenses was primarily due to 1) increased associate costs totaling $0.7 million related to increased OSBU sales and additional sales personnel; 2) increased legal fees resulting from a $0.3 million recovery of legal fees in fiscal 2006 (refer to discussion below) and increased costs for various matters that had a net impact on our operating expenses totaling $0.7 million; 3) increased share-based compensation costs totaling $0.3 million resulting primarily from the issuance of long-term incentive awards in the first quarter of fiscal 2007 and in the prior year; 4) increased consulting and development costs totaling $0.3 million that were incurred for various projects to improve sales and other operating aspects of the Company; and 5) increased utility expense of $0.2 million resulting primarily from a charge for contractual minimums from a communications service provider. These increased operating costs were partially offset by reduced associate expenses resulting from decreased bonuses and incentives that are tied to Company performance totaling $0.4 million and fewer retail stores, which had a $0.2 million impact on our consolidated SG&A expenses.

At present we are not satisfied with current levels of SG&A spending and are pursuing numerous cost reduction strategies designed to control costs and bring spending in line with desired business models. While we believe that these efforts will be successful in reducing our operating expenses, the success of these initiatives is dependent upon numerous factors, many of which are not within our control. Due to the time necessary to implement these cost reduction strategies, we may not be able to implement these new initiatives quickly enough to have a significant impact upon our fiscal 2007 operating results.

Gain on Sale of Manufacturing Facility - In August 2006, we initiated a project to reconfigure our printing operations to improve our printing services’ efficiency, reduce operating costs, and improve our printing services’ flexibility in order to increase external printing service sales. Our reconfiguration plan includes moving our printing operations a short distance from its existing location to our corporate headquarters campus and the sale of the manufacturing facility and certain printing presses. During the quarter ended March 3, 2007, we completed the sale of the manufacturing facility. The sale price was $2.5 million and, after deducting customary closing costs, the net proceeds to the Company from the sale totaled $2.3 million in cash. The carrying value of the manufacturing facility at the date of sale was approximately $1.1 million and we recognized a $1.2 million gain on the sale of the manufacturing facility during the quarter.

Depreciation - Depreciation expense increased $0.1 million, or 12 percent, compared to the same quarter of fiscal 2006 primarily due to an impairment charge totaling $0.3 million that we recorded to reduce the carrying value of one of our printing presses to be sold to its anticipated sale price. This increase was partially offset by the full depreciation or disposal of certain property and equipment (including retail stores) and the effects of significantly reduced capital expenditures during prior fiscal years. Based upon capital spending in fiscal 2007 for new printing presses and other property and equipment items, we anticipate that total depreciation expense for fiscal 2007 will approximate fiscal 2006 depreciation expense.

Legal Settlement

In fiscal 2002, we filed legal action against World Marketing Alliance, Inc., a Georgia corporation (WMA), and World Financial Group, Inc., a Delaware corporation and purchaser of substantially all assets of WMA, for breach of contract. The case proceeded to trial and the jury rendered a verdict in our favor and against WMA for the entire unpaid contract amount of approximately $1.1 million. In addition to the verdict, we recovered legal fees totaling $0.3 million and pre- and post-judgment interest of $0.3 million from WMA. We received payment in cash from WMA for the total verdict amount, including legal fees and interest. However, shortly after paying the verdict amount, WMA appealed the jury decision to the 10th Circuit Court of Appeals and we recorded receipt of the verdict amount plus legal fees and interest with a corresponding increase to accrued liabilities and deferred the gain until the case was finally resolved. On December 30, 2005, we entered into a settlement agreement with WMA. Under the terms of the settlement agreement, WMA agreed to dismiss its appeal. As a result of this settlement agreement and dismissal of WMA’s appeal, we recorded a $0.9 million gain from the legal settlement during the quarter ended February 25, 2006.

Two Quarters Ended March 3, 2007 Compared to the Two Quarters Ended February 25, 2006

Sales

Product Sales - Our product sales, which are primarily sold through the Consumer Solutions Business Unit (CSBU) channels, declined $6.9 million, or 7 percent, compared to the prior year. The following is a description of sales performance in our CSBU channels for the two quarters ended March 3, 2007:

•
Retail Stores - The decline in retail sales was primarily due to fewer stores, which had a $4.0 million impact on sales, reduced demand for technology and related products, which declined $1.3 million, and decreased traffic in our retail locations. Partially offsetting these factors was increased sales of “core” products during the first two quarters of fiscal 2007. These factors combined to produce a 3 percent decrease in comparable store (stores which were open during the comparable periods) sales, including the four additional business days in fiscal 2007, when compared to fiscal 2006.

•
Consumer Direct - Sales through our consumer direct channels decreased $1.8 million, or 5 percent, primarily due to decreased traffic through our internet and catalog channels in the fiscal quarter ended March 3, 2007. Public seminar sales were flat compared to the prior year. In addition, sales through government depots decreased due to a decision by the government to discontinue sales of dated paper products through these stores.

•
Wholesale - Sales through our wholesale channel, which includes sales to office superstores and other retail chains, decreased $1.1 million primarily due to reduced demand for our products from one of our wholesale customers.

•
CSBU International - This channel includes the product sales of our directly owned international offices in Canada, the United Kingdom, Mexico, and Australia. Sales performance through these channels decreased $0.3 million compared with the prior year due to reduced demand for products in these countries.

•	Other CSBU - The increase in other CSBU sales was primarily due to increased external printing sales compared to the prior year.

Training and Consulting Services - Our consolidated training and consulting service sales increased $8.6 million, or 15 percent, compared to the prior year. Training and consulting service sales performance during the first two quarters of fiscal 2007 was influenced by the following trends in the OSBU divisions:

•
Domestic - Our domestic training sales increased by $5.4 million, or 17 percent, primarily due to increased sales of our new leadership program based upon principles found in The Seven Habits of Highly Effective People, increased training effectiveness sales, and increased strategy execution sales. Our current outlook for the remainder of fiscal 2007 continues to be strong and current training days booked has increased compared to the prior year.

•
International - International sales increased $4.2 million, or 17 percent, compared to the prior year. Sales increased over the prior year at all of our directly owned foreign offices except Mexico, as well as from licensee royalty revenues. The translation of foreign sales to United States dollars produced a $0.2 million favorable impact to our consolidated sales as certain foreign currencies strengthened against the United States dollar during the two quarters ended March 3, 2007.

Gross Profit

Due to increased training and consulting services sales in fiscal 2007, our consolidated gross profit totaled $93.6 million for the two quarters ended March 3, 2007 compared to $92.6 million in the prior year. Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, remained consistent with the prior year at 61.4 percent of consolidated sales.

Despite declining product sales as discussed above, our gross margin on product sales was 56.6 percent compared to 56.5 percent in fiscal 2006.

For the two quarters ended March 3, 2007, our training and consulting services gross margin was 67.8 percent compared to 69.6 percent in the prior year. The slight decline in training and consulting services gross margin was primarily due to increased costs associated with the amortization of capitalized curriculum, increased royalty costs associated with certain training offerings, and increased public seminar costs. During the first two quarters of fiscal 2007, training and consulting services sales increased to 43 percent of total consolidated sales compared to 38 percent of total consolidated sales in the prior year.

Operating Expenses

Selling, General and Administrative - Consolidated SG&A expenses increased $4.3 million, or 6 percent, compared to the prior year. The increase in SG&A expenses was primarily due to 1) the impact of additional business days on associate costs, 2) increased audit and consulting costs resulting from compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX); 3) increased legal fees resulting from a non-recurring benefit recorded in fiscal 2006 on the WMA legal settlement and increased legal costs for ongoing litigation that had a net impact on our operating expenses totaling $0.8 million; 4) increased promotional and advertising costs designed to increase product sales, which totaled $0.5 million; and 5) increased share-based compensation costs totaling $0.4 million that resulted primarily from the issuance of long-term incentive awards. Due to the four additional business days included in fiscal 2007, we incurred an additional $1.5 million of associate costs, including payroll and related benefits. Accordingly, our fourth fiscal quarter will have less business days and associated costs in fiscal 2007 than in fiscal 2006. During fiscal 2006, we were required to comply with Section 404 of SOX, which resulted in $1.0 million of additional auditing and consulting fees. These increased operating costs were partially offset by reduced associate expenses resulting from decreased bonuses and incentives that are tied to Company performance.

Gain on Sale of Manufacturing Facility - In August 2006, we initiated a project to reconfigure our printing operations to improve our printing services’ efficiency, reduce operating costs, and improve our printing services’ flexibility in order to increase external printing service sales. Our reconfiguration plan included the sale of our manufacturing facility and certain printing presses. During the quarter ended March 3, 2007, we completed the sale of the manufacturing facility and recorded a gain on the sale of $1.2 million. For further information on the sale of the manufacturing facility, refer to the discussion regarding this transaction in the comparison of the quarter ended March 3, 2007 to the quarter ended February 25, 2006.

Depreciation and Amortization - Depreciation expense decreased $0.2 million, or 9 percent, compared to the first two quarters of fiscal 2006 primarily due to the full depreciation or disposal of certain property and equipment (including retail stores) and the effects of significantly reduced capital expenditures during the preceding fiscal years. These decreases were partially offset by an impairment charge totaling $0.3 million that we recorded during the quarter ended March 3, 2007 to reduce the carrying value of one of our printing presses to be sold to its anticipated sale price.

Amortization expense from definite-lived intangible assets decreased to $1.8 million compared to $2.0 million in the prior year due to certain intangible assets becoming fully depreciated during the first two quarters of fiscal 2006. We anticipate that intangible asset amortization expense will total $3.6 million in fiscal 2007.

Legal Settlement

During the quarter ended February 25, 2006, we entered into a legal settlement with WMA. Under the terms of the settlement agreement, WMA agreed to dismiss its appeal of a jury award that was rendered in our favor for breach of contract. As a result of this settlement agreement and dismissal of WMA’s appeal, we recorded a $0.9 million gain from the legal settlement. For more information regarding the legal settlement, refer to the discussion under the quarter ended March 3, 2007 compared to the quarter ended February 25, 2006.

Income Taxes

Our income tax provision for the two quarters ended March 3, 2007 totaled $6.2 million compared to $2.5 million in fiscal 2006. During the fourth quarter of fiscal 2006, we determined that it was appropriate to reverse substantially all of the valuation allowances on our deferred income tax assets. Prior to the reversal of these valuation allowances, our income tax provisions were affected by reductions in our deferred income tax valuation allowance as we utilized net operating loss carryforwards. Our effective tax rate for the two quarters ended March 3, 2007 of approximately 50 percent was higher than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.

Preferred Stock Dividends

During the first two quarters of fiscal 2006 we redeemed $20.0 million of preferred stock, which reduced our preferred stock dividend obligation by $0.7 million in the first two quarters of fiscal 2007 compared to the same period of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of capital have been net cash provided by operating activities, line-of-credit financing, long-term borrowings, asset sales, and the issuance of preferred and common stock. Through the quarter ended March 3, 2007, we relied primarily upon cash flows from operating activities and cash on hand to maintain adequate liquidity and working capital levels. Our second fiscal quarter generally produces seasonally strong product sales and profitable operations, which generates favorable cash flows from operating activities. At March 3, 2007, we had $28.6 million of cash and cash equivalents compared to $30.6 million at August 31, 2006. Our net working capital (current assets less current liabilities) increased to $43.0 million at March 3, 2007 compared to $38.7 million at August 31, 2006.

Subsequent to March 3, 2007, we used cash on hand and borrowings from a long-term line of credit (refer to Note 10 to the condensed consolidated financial statements) to redeem all remaining outstanding shares of our Series A Preferred Stock. The preferred shares were redeemed at their liquidation preference of $25 per share plus accrued dividends through the redemption date. Although the redemption of preferred stock will result in additional interest expense from our line of credit borrowings, which will be influenced by amounts borrowed and prevailing interest rates, we expect that our annual interest expense on line of credit borrowings will be less than the annual cash outflows required for preferred stock dividend payments.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the two quarters ended March 3, 2007.

Cash Flows From Operating Activities

During the two quarters ended March 3, 2007, our net cash provided by operating activities totaled $8.8 million compared to $11.2 million for the same period of fiscal 2006. Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business and the primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses. Cash used for changes in working capital during the first two quarters of fiscal 2007 was primarily related to 1) payments made to reduce accrued liabilities and accounts payable from seasonally high August 31 balances; 2) production of inventory items earlier than normal in anticipation of possible printing services disruptions resulting from the reconfiguration of our printing services which is scheduled to be completed in our third fiscal quarter of 2007; and 3) increased accounts receivable balances resulting from improved OSBU sales. We believe that our continued efforts to optimize working capital balances, combined with existing and planned sales growth programs and cost-cutting initiatives, will improve our cash flows from operating activities in future periods. However, the success of these efforts, and their eventual contribution to our cash flows, is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

Net cash used for investing activities totaled $6.3 million for the first two quarters of fiscal 2007. Our primary uses of cash for investing activities included 1) purchases of property and equipment; and 2) further investment in curriculum development. Purchases of property and equipment, which totaled $5.4 million, consisted primarily of payments for new printing presses and related printing equipment resulting from the reconfiguration of our printing services, additional computer software, and new computer hardware. During the first two quarters of fiscal 2007, we spent $3.2 million on further investment in curriculum development, primarily related to new online learning modules and the development of new leadership curriculum based upon principles found in The 7 Habits of Highly Effective People. Partially offsetting these uses of cash for investing activities was the receipt of $2.3 million from the sale of our printing manufacturing facility.

Cash Flows From Financing Activities

Net cash used for financing activities during the two quarters ended March 3, 2007 totaled $4.6 million. Our principal uses of cash for financing activities during this period were purchases of our common stock for treasury totaling $2.5 million, payment of preferred stock dividends totaling $1.9 million, and principal payments totaling $0.3 million on our long-term debt and financing obligation.

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity. At March 3, 2007, we did not have any undisclosed material commitments for capital expenditures that would further reduce our liquidity. However, subsequent to the quarter ended March 3, 2007 we utilized cash on hand and borrowings from a new long-term line of credit to redeem all of our remaining shares of Series A Preferred Stock.

The following table has been revised to reflect the decrease in projected dividend payments and monitoring fees paid to a preferred stock investor as a result of the redemption of Series A Preferred Stock subsequent to March 3, 2007. The Company used cash on hand and borrowed $14.6 million on its $25.0 million line of credit to redeem the preferred stock, which is assumed to be paid at the end of the line of credit agreement in March 2010. Contractual obligations in other captions presented have not changed materially from those disclosed in our report on Form 10-K for the fiscal year ended August 31, 2006 and were not revised (in thousands).

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total

Minimum required payments to EDS for outsourcing services	$17,217	$15,901	$15,927	$15,577	$15,298	$73,233	$153,153
Required payments on corporate campus financing obligation	3,045	3,045	3,045	3,055	3,115	49,957	65,262
Minimum operating lease payments	8,475	7,228	5,564	4,012	2,402	6,013	33,694
Line of credit payments(5)	391	937	937	15,112	-	-	17,377
Preferred stock dividend payments(1)	2,215	-	-	-	-	-	2,215
Other debt payments(2)	176	168	160	153	145	435	1,237
Contractual computer hardware purchases(3)	535	483	556	587	525	3,192	5,878
Payments for new printing services equipment(4)	3,137	-	-	-	-	-	3,137
Purchase obligations	10,523	-	-	-	-	-	10,523
Monitoring fees paid to a preferred stock investor(1)	97	-	-	-	-	-	97
Total expected contractual obligation payments	$45,811	$27,762	$26,189	$38,496	$21,485	$132,830	$292,573

(1)	Amount reflects the redemption of all remaining Series A Preferred Stock subsequent to March 3, 2007.

(2)	The Company’s variable rate debt payments include interest payments at 7.0 percent, which was the applicable interest rate at September 29, 2006.

(3)
We are contractually obligated by our EDS outsourcing agreement to purchase the necessary computer hardware to keep such equipment up to current specifications. Amounts shown are estimated capital purchases of computer hardware under terms of the EDS outsourcing agreement and its amendments.

(4)
In August 2006, we signed contracts to purchase new printing equipment for $3.1 million in cash as part of a plan to reconfigure our printing services operation. The payments are due at specified times during fiscal 2007 that coincide with the installation and successful operation of the new equipment.

(5)
Interest expense on the line of credit payments was calculated at 6.4 percent, which was the approximate interest rate on the date of the preferred stock redemption, and assumes that only interest payments will be made until the line of credit agreement expires in March 2010.

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

Availability of Future Capital Resources - Going forward, we will continue to incur costs necessary for the operation of the business. We anticipate using cash on hand, cash provided by operating activities, on the condition that we can continue generating positive cash flows from operations, and other financing alternatives, as necessary, for these expenditures. We anticipate that our existing capital resources should be adequate to enable us to maintain our operations for at least the upcoming twelve months. However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors. Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors. We will continue to monitor our liquidity position and may pursue additional financing alternatives to maintain sufficient resources for future operating and capital requirements. However, there can be no assurance such financing alternatives will be available to us on acceptable terms.

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

The following items require significant judgment and often involve complex estimates:

Revenue Recognition

We derive revenues primarily from the following sources:

•	Products - We sell planners, binders, planner accessories, totes, handheld electronic devices, and other related products that are primarily sold through our CSBU channels.

•
Training and Consulting Services - We provide training and consulting services to both organizations and individuals in strategic execution, leadership, productivity, goal alignment, sales force performance, and communication effectiveness skills. These training programs and services are primarily sold through our OSBU channels.

The Company recognizes revenue when: 1) persuasive evidence of an arrangement exists, 2) delivery of product has occurred or services have been rendered, 3) the price to the customer is fixed and determinable, and 4) collectibility is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the customer or by completion of the sale transaction in a retail store. For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the consulting services.

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

Share-Based Compensation

During fiscal 2006, we granted performance based compensation awards to certain employees in a Board of Director approved long-term incentive plan (the LTIP). These performance-based share awards allow each participant the right to receive a certain number of shares of common stock based upon the achievement of specified financial goals at the end of a predetermined performance period. The LTIP awards vest on August 31 of the third fiscal year from the grant date, which corresponds to the completion of a three-year performance cycle. For example, the LTIP awards granted in fiscal 2006 vest on August 31, 2008. The number of shares that are finally awarded to LTIP participants is variable and is based entirely upon the achievement of a combination of performance objectives related to sales growth and cumulative operating income during the performance period. Due to the variable number of shares that may be issued under the LTIP, we reevaluate the LTIP grants on a quarterly basis and adjust the number of shares expected to be awarded for each grant based upon financial results of the Company as compared to the performance goals set for the award. Adjustments to the number of shares awarded, and to the corresponding compensation expense, are based upon estimated future performance and are made on a cumulative basis at the date of adjustment based upon the probable number of shares to be awarded.

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
	Cumulative Operating Income (millions)

Based upon actual financial performance through March 3, 2007 and estimated performance through the remaining service period of the fiscal 2006 LTIP grant (fiscal 2007 and 2008), the number of performance awards granted during fiscal 2006 was increased to 221,195 shares, which resulted in a cumulative adjustment to increase our operating expenses by $0.1 million in the quarter ended March 3, 2007. At March 3, 2007, there was a total of $0.9 million of unrecognized compensation cost related to our fiscal 2006 LTIP grant. The total compensation cost of the fiscal 2006 LTIP will be equal to the number of shares finally issued multiplied by $6.60 per share, which was the fair value of the common shares determined at the grant date.

During fiscal 2007, the Compensation Committee granted performance awards for 429,312 shares of common stock under terms of the LTIP. The fiscal 2007 LTIP award was valued at $5.78 per share, which was the closing price of our common stock on the grant date. Consistent with the fiscal 2006 LTIP grant, the Company must achieve minimum levels of sales growth and cumulative operating income in order for participants to receive any shares under the LTIP grant. The minimum sales growth for the fiscal 2007 LTIP is 10.0 percent (fiscal 2009 compared to fiscal 2006) and the minimum cumulative operating income total is $41.3 million. We will record compensation expense using a 5 percent estimated forfeiture rate during the vesting period. However, the total amount of compensation expense recorded for the fiscal 2007 LTIP will equal the number of shares awarded multiplied by $5.78 per share. At March 3, 2007 there was $2.2 million of unrecognized compensation cost related to the fiscal 2007 LTIP grant. The number of shares finally awarded to LTIP participants under the fiscal 2007 LTIP grant is based upon the combination of factors as shown below:

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

We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model. However, the Company did not grant any stock options in the first two quarters of fiscal 2007 or in fiscal years 2006 and 2005 and the remaining cost associated with our unvested stock options at March 3, 2007 was insignificant.

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

NEW ACCOUNTING PRONOUNCEMENTS

Sales Tax Presentation - In June 2006, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). This consensus provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently presents taxes resulting from revenue based transaction on a net basis and has determined to keep that policy in place. As a result of this policy, the Company does not believe that the adoption of EITF 06-03 will have a material impact on our consolidated financial statement presentation. As required by EITF 06-03, we will formally adopt the provisions of EITF 06-03 in our fiscal quarter ending June 2, 2007.

Uncertain Tax Positions - In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. This interpretation prescribes a consistent recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing, and measuring tax positions for financial statement purposes. This interpretation also requires expanded disclosure with respect to the uncertainties as they relate to income tax accounting and is effective for fiscal years beginning after December 15, 2006. The cumulative effect from the adoption of FIN No. 48, if any, will be an adjustment to beginning retained earnings in the year of adoption. The Company will adopt the provisions of FIN No. 48 on September 1, 2007 (fiscal 2008) and we are currently in the process of evaluating the impact of FIN No. 48 on our financial statements.

Evaluation of Misstatements - In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides the Staff’s views regarding the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements. The Company will adopt the misstatement evaluation requirements of SAB No. 108 for the Company’s fiscal year ended August 31, 2007.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, internet webcasts, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning. In our reports and filings we may make forward looking statements regarding future product and training sales activity, anticipated expenses, projected cost reduction and strategic initiatives, expected levels of depreciation expense, expectations regarding tangible and intangible asset valuation expenses, expected improvements in cash flows from operating activities, the adequacy of our existing capital resources, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets. These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K. Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our report on Form 10-K for the fiscal year ended August 31, 2006, entitled “Risk Factors.” In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas: unanticipated costs or capital expenditures; difficulties encountered by EDS in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

During the quarter and two quarters ended March 3, 2007 we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies. Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts. The gains and losses on these contracts were recorded as a component of SG&A expense in our consolidated income statements and had the following impact on the periods indicated (in thousands):

	Quarter Ended		Two Quarters Ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
Losses on foreign exchange contracts	$(64)	$(22)	$(73)	$(68)
Gains on foreign exchange contracts	15	5	33	222
Net gain (loss) on foreign exchange contracts	$(49)	$(17)	$(40)	$154

At March 3, 2007, the fair value of our foreign currency forward contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant. The notional amounts of our foreign currency sell contracts that did not qualify for hedge accounting were as follows at March 3, 2007 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Mexican Pesos	13,576	$1,199
Australian Dollars	1,000	788
Japanese Yen	88,404	770

During the quarter and two quarters ended March 3, 2007, we did not utilize any derivative contracts that qualified for hedge accounting. However, the Company may utilize net investment hedge contracts or other foreign currency derivatives in future periods as a component of our overall foreign currency risk strategy.

Interest Rate Sensitivity

The Company is exposed to fluctuations in U.S. interest rates primarily as a result of the cash and cash equivalents that we hold and new line of credit agreements. At March 3, 2007, our debt balances consisted primarily of a financing obligation associated with the sale of our corporate headquarters facility and a long-term mortgage on certain of our buildings and property. Subsequent to March 3, 2007, we used cash on hand and obtained a long-term line of credit to redeem all of our remaining preferred stock. Our new line of credit is a variable interest facility that will increase our sensitivity to interest rate fluctuations in future periods. Our overall interest rate sensitivity will be influenced by the amounts borrowed on the line of credit and the prevailing interest rates which may create additional liability as a result of increased interest rates in future periods. During the quarter and two quarters ended we were not party to any interest rate swap or other interest related derivative instruments that would increase our interest rate sensitivity.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 3, 2007, we implemented the following new controls and procedures related to the accrual of liabilities for services:

•
In general, the Company has established and communicated to vendors, service providers, and associates, new policies instructing that all vendor invoices be sent directly to the Company’s accounts payable department.

•
Upon receipt of a vendor invoice, the accounts payable department records the vendor invoice into the accounts payable sub-ledger before the invoice is sent to the appropriate department for review and approval.

•	At each period end, all unapproved invoices in the accounts payable sub-ledger are reviewed and investigated to determine whether an accrual is necessary for services provided during the period.

Other than described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

For information regarding Risk Factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company acquired the following shares of its outstanding securities during the fiscal quarter ended March 3, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
Common Shares:
December 3, 2006 to January 6, 2007	-	$-	none	$4,887

January 7, 2007 to February 3, 2007	6,814(2)	7.14	none	4,887

February 4, 2007 to March 3, 2007	328,000(1)	7.54	328,000	2,413(1)

Total Common Shares	334,814	$7.53	328,000

Total Preferred Shares	none	none

(1)
In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock. All previous authorized common stock purchase plans were canceled. Following the approval of this common stock purchase plan, we have purchased a total of 1,009,300 shares of our common stock for $7.6 million through March 3, 2007.

(2)	Amount represents shares withheld for statutory taxes from a distribution of common shares in connection with the vesting of an unvested stock award.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on Friday, January 19, 2007. The following represents a summary of each matter voted upon and the corresponding voting results for each item considered by shareholders at the Annual Meeting.

Further information regarding each item can be found in the Company’s definitive Proxy Statement which was filed with the Securities and Exchange Commission on December 15, 2006.

1.
Election of Directors - Three directors were elected for three-year terms that expire at the Annual Meeting of Shareholders to be held following the end of fiscal 2009, or until their successors are elected and qualified. The number of votes for each nominee for director was as follows:

Name	Votes For	Votes Withheld
Joel C. Peterson	18,038,977	1,063,242
E. Kay Stepp	18,005,232	1,096,987
Robert A. Whitman	17,999,458	1,102,761

2.
Appointment of Independent Auditors - The shareholders ratified the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending August 31, 2007. A total of 18,370,014 shares voted in favor of this appointment, 730,587 shares voted against, and 1,619 shares abstained from voting.

Item 6.  EXHIBITS

(A)	Exhibits:

10.1
Revolving Line of Credit Agreement ($18,000,000) by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 14, 2007 (attached as exhibit 10.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 19, 2007 and incorporated herein by reference).

10.2
Secured Promissory Note between JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 14, 2007 (attached as exhibit 10.2 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 19, 2007 and incorporated herein by reference).

10.3
Security Agreement between Franklin Covey Co., Franklin Covey Printing, Inc., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Catalog Sales, Inc., Franklin Covey Client Sales, Inc., Franklin Covey Product Sales, Inc., Franklin Covey Services LLC, Franklin Covey Marketing, LTD., and JPMorgan Chase Bank, N.A. and Zions First National Bank, dated March 14, 2007 (attached as exhibit 10.3 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 19, 2007 and incorporated herein by reference).

10.4
Repayment Guaranty between Franklin Covey Co., Franklin Covey Printing, Inc., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Catalog Sales, Inc., Franklin Covey Client Sales, Inc., Franklin Covey Product Sales, Inc., Franklin Covey Services LLC, Franklin Covey Marketing, LTD., and JPMorgan Chase Bank N.A., dated March 14, 2007 (attached as exhibit 10.4 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 19, 2007 and incorporated herein by reference).

10.5
Pledge and Security Agreement between Franklin Covey Co. and JPMorgan Chase Bank, N.A. and Zions First National Bank, dated March 14, 2007 (attached as exhibit 10.5 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 19, 2007 and incorporated herein by reference).

10.6
Revolving Line of Credit Agreement ($7,000,000) by and between Zions First National Bank and Franklin Covey Co. dated March 14, 2007 (attached as exhibit 10.6 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 19, 2007 and incorporated herein by reference).

10.7
Secured Promissory Note between Zions First National Bank and Franklin Covey Co. dated March 14, 2007 (attached as exhibit 10.7 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 19, 2007 and incorporated herein by reference).

10.8
Repayment Guaranty between Franklin Covey Co., Franklin Covey Printing, Inc., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Catalog Sales, Inc., Franklin Covey Client Sales, Inc., Franklin Covey Product Sales, Inc., Franklin Covey Services LLC, Franklin Covey Marketing, LTD., and Zions First National Bank, dated March 14, 2007 (attached as exhibit 10.8 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 19, 2007 and incorporated herein by reference).

10.9
Credit Agreement between Franklin Covey Canada, Ltd. and Toronto-Dominion Bank dated February 19, 2007 (attached as exhibit 10.9 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 19, 2007 and incorporated herein by reference).

	31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer

	31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer

	32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date:	April 12, 2007	By:	/s/ ROBERT A. WHITMAN
Robert A. Whitman
Chief Executive Officer

Date:	April 12, 2007	By:	/s/ STEPHEN D. YOUNG
Stephen D. Young
Chief Financial Officer