Form 10-Q
period 2007-06-02
FRANKLIN COVEY CO
filed 2007-07-12
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

19,430,423 shares of Common Stock as of July 9, 2007

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 2, 2007	August 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,170	$30,587
Accounts receivable, less allowance for doubtful accounts of $602 and $979	28,026	24,254
Inventories	24,245	21,790
Deferred income taxes	3,863	4,130
Other current assets	6,503	6,359
Assets held for sale	1,794	-
Total current assets	69,601	87,120

Property and equipment, net	35,563	33,318
Intangible assets, net	76,821	79,532
Deferred income taxes	84	4,340
Other assets	14,129	12,249
	$196,198	$216,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing obligation	$619	$585
Accounts payable	12,301	13,769
Income taxes payable	2,318	1,924
Accrued liabilities	28,483	32,170
Line of credit	17,844	-
Liabilities held for sale	828	-
Total current liabilities	62,393	48,448

Long-term debt and financing obligation, less current portion	33,235	33,559
Other liabilities	1,213	1,203
Total liabilities	96,841	83,210

Shareholders’ equity:
Preferred stock – Series A, no par value; 4,000 shares authorized, zero and 1,494 shares issued and outstanding; liquidation preference totaling zero and $38,278	-	37,345
Common stock – $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	186,091	185,691
Common stock warrants	7,602	7,611
Retained earnings	18,876	14,075
Accumulated other comprehensive income	1,319	653
Treasury stock at cost, 7,344 and 7,083 shares	(115,204)	(113,379)
Other comprehensive loss held for sale	(680)	-
Total shareholders’ equity	99,357	133,349
	$196,198	$216,559

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended

	June 2, 2007	May 27, 2006	June 2, 2007	May 27, 2006
	(unaudited)		(unaudited)
Net sales:
Products	$30,857	$32,184	$118,248	$126,428
Training and consulting services	33,652	31,098	98,666	87,538
	64,509	63,282	216,914	213,966
Cost of sales:
Products	14,619	15,584	52,528	56,536
Training and consulting services	10,254	11,406	31,163	28,558
	24,873	26,990	83,691	85,094
Gross profit	39,636	36,292	133,223	128,872

Selling, general, and administrative	35,287	35,629	112,803	108,885
Gain on sale of manufacturing facility	-	-	(1,227)	-
Depreciation	1,060	1,134	3,463	3,763
Amortization	906	908	2,708	2,911
Income (loss) from operations	2,383	(1,379)	15,476	13,313

Interest income	124	307	682	953
Interest expense	(867)	(663)	(2,203)	(1,966)
Legal settlement	-	-	-	873
Income (loss) before income taxes	1,640	(1,735)	13,955	13,173
Income tax (expense) benefit	(753)	2,754	(6,939)	292
Net income	887	1,019	7,016	13,465
Preferred stock dividends	(348)	(934)	(2,215)	(3,452)
Net income available to common shareholders	$539	$85	$4,801	$10,013

Net income available to common shareholders per share:
Basic	$.03	$.00	$.24	$.50
Diluted	$.03	$.00	$.24	$.48

Weighted average number of common shares:
Basic	19,412	20,060	19,637	20,234
Diluted	19,969	20,734	20,062	20,670

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Quarters Ended
	June 2, 2007	May 27, 2006
	(unaudited)
Cash flows from operating activities:
Net income	$7,016	$13,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,503	8,046
Deferred income taxes	4,824	-
Gain on disposals of property and equipment	(1,283)	-
Share-based compensation expense	894	567
Changes in assets and liabilities:
Increase in accounts receivable, net	(4,408)	(4,264)
Increase in inventories	(2,951)	(1,388)
Decrease in other assets	1,236	856
Decrease in accounts payable and accrued liabilities	(4,357)	(4,628)
Decrease in other long-term liabilities	(188)	(192)
Increase (decrease) in income taxes payable	411	(2,535)
Net cash provided by operating activities	8,697	9,927

Cash flows from investing activities:
Purchases of property and equipment	(7,855)	(3,318)
Curriculum development costs	(4,234)	(1,812)
Proceeds from sales of property and equipment	2,596	-
Net cash used for investing activities	(9,493)	(5,130)

Cash flows from financing activities:
Proceeds from line of credit borrowing	30,429	-
Payments on line of credit borrowing	(12,585)	-
Principal payments on long-term debt and financing obligation	(402)	(965)
Change in restricted cash	-	699
Proceeds from sales of common stock from treasury	206	333
Proceeds from management stock loan payments	27	134
Redemptions of preferred stock	(37,345)	(20,000)
Purchases of treasury shares	(2,561)	(3,982)
Payment of preferred stock dividends	(2,215)	(3,952)
Net cash used for financing activities	(24,446)	(27,733)

Effect of foreign exchange rates on cash and cash equivalents	(175)	50
Net decrease in cash and cash equivalents	(25,417)	(22,886)
Cash and cash equivalents at beginning of the period	30,587	51,690
Cash and cash equivalents at end of the period	$5,170	$28,804

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,048	$2,001
Cash paid for income taxes	$1,804	$2,284

Non-cash investing and financing activities:
Accrued preferred stock dividends	$-	$934
Capital lease financing of property and equipment purchases	-	109

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) provides integrated consulting, training, and performance enhancement solutions to organizations and individuals in strategy execution, productivity, leadership, sales force effectiveness, effective communications, and other areas.  Each integrated solution may include components of training and consulting, assessment, and other application tools that are generally available in electronic or paper-based formats.  Our products and services are available through professional consulting services, public seminars, retail stores, catalogs, and the internet at www.franklincovey.com.  Historically, the Company’s best-known offerings include the FranklinCovey Planner™ and a suite of individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People.  We also offer a range of training and assessment products to help organizations achieve superior results by focusing and executing on top priorities, building the capability of knowledge workers, and aligning business processes.  These offerings include the following popular workshops and curricula: FOCUS: Achieving Your Highest Priorities™; The 4 Disciplines of Execution™; The 4 Roles of Leadership™; Building Business Acumen: What the CEO Wants You to Know™; the Advantage Series communication workshops; and the Execution Quotient (xQ™) organizational assessment tool.  During fiscal 2007 we have also introduced a new leadership program based upon principles found in The 7 Habits of Highly Effective People.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that ended on December 2, 2006, March 3, 2007, and June 2, 2007 during fiscal 2007.  Under the modified 52/53-week fiscal year, the quarter ended June 2, 2007 had the same number of business days as the quarter ended May 27, 2006 and the three quarters ended June 2, 2007 included four more business days than the three quarters ended May 27, 2006.

The results of operations for the quarter and three quarters ended June 2, 2007 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2007.

NOTE 2 – OPERATIONS HELD FOR SALE

During the quarter ended June 2, 2007, we initiated plans to sell our directly owned subsidiaries located in Mexico and Brazil and to convert them into licensed operations.  Based upon guidance found in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we determined that the assets and liabilities of these subsidiaries should be classified as held for sale at June 2, 2007.  The sales of these direct offices, which are currently reported in the international segment of the Organizational Solutions Business Unit (OSBU), are expected to close during the quarter ended August 31, 2007.  The sale transactions for each of the subsidiaries are currently structured such that the net assets of the subsidiaries will be sold at their carrying values.  Estimated costs to complete the sales transactions were accrued (and expensed) during the quarter ended June 2, 2007.  The Company does not anticipate any additional losses resulting from the sales of the Mexico and Brazil subsidiaries.  The carrying amounts of the assets and liabilities of our Mexico and Brazil subsidiaries, which were classified as held for sale in our June 2, 2007 consolidated balance sheet were as follows (in thousands):

Description	Mexico	Brazil	Total
Accounts receivable, net	$156	$515	$671
Inventories	345	123	468
Other current assets	50	190	240
Property and equipment, net	115	212	327
Other assets	28	60	88
Total assets held for sale	$694	$1,100	$1,794

Accounts payable	$61	$173	$234
Accrued liabilities	199	395	594
Total liabilities held for sale	$260	$568	$828

Since the Company will continue to participate in the cash flows of the Mexico and Brazil subsidiaries through royalty payments, which are based primarily upon the sales recorded by the licensees, and expects to have significant continuing involvement in the operations of the licensees, we determined that the financial results of the Mexico and Brazil subsidiaries should not be reported as discontinued operations in the accompanying condensed consolidated income statements.

NOTE 3 – INVENTORIES

Inventories of operations not held for sale are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	June 2, 2007	August 31, 2006

Finished goods	$20,946	$18,464
Work in process	503	706
Raw materials	2,796	2,620
	$24,245	$21,790

NOTE 4 – LINE OF CREDIT AGREEMENTS

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

In addition to customary non-financial terms and conditions, the Credit Agreements require us to be in compliance with specified financial covenants, including: (i) a funded debt to earnings ratio; (ii) a fixed charge coverage ratio; (iii) a limitation on annual capital expenditures; and (iv) a defined amount of minimum net worth.  In the event of noncompliance with these financial covenants and other defined events of default, the lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the Credit Agreements.  As of June 2, 2007, there were no known events of default and we were in compliance with the terms, conditions, and financial covenants of the Credit Agreements.

In connection with the Credit Agreements, the Company entered into separate promissory notes, a security agreement, repayment guaranty agreements, and a pledge and security agreement.  These agreements pledge substantially all of the Company’s assets located in the United States and a certain foreign location to the lenders in the Credit Agreements.

The Company may use the Credit Agreements for general corporate purposes and during the quarter ended June 2, 2007 we used a portion of the credit available through the Credit Agreements to redeem the remaining shares of our outstanding Series A preferred stock as described in Note 5.

In addition to the lines of credit described above, we obtained a CDN $500,000 (approximately $425,300) revolving line of credit with a Canadian Bank through our wholly owned Canadian subsidiary (the Canadian Line of Credit) during fiscal 2007.  The Canadian Line of Credit bears interest at the Canadian prime rate and is a revolving line of credit that may be repeatedly borrowed against and repaid during the life of the agreement.  The Canadian Line of Credit may be used for general corporate purposes and requires our Canadian subsidiary to maintain a specified financial covenant for minimum debt service coverage or the payment of the loan may be accelerated.  As of June 2, 2007 we had not yet drawn upon the Canadian Line of Credit.

In connection with the Canadian Line of Credit, the interest rate on a previously existing mortgage agreement with the same Canadian Bank was reduced from the Canadian prime rate plus one percent to the Canadian prime rate.  All other terms on the existing Canadian mortgage remained the same and the Company does not believe that the one percent decrease in the interest rate represents a material modification to the terms of the loan agreement.

NOTE 5 – SHAREHOLDERS’ EQUITY

Redemption of Preferred Stock

During the quarter ended June 2, 2007, we used substantially all of our cash and cash equivalents on hand in combination with proceeds from a newly obtained line of credit agreement (Note 4) to redeem all of the remaining outstanding shares of Series A preferred stock, which totaled $37.3 million, or approximately 1.5 million shares.  The shares of preferred stock were redeemed at the liquidation preference of $25 per share, plus $0.3 million of dividends that were accrued through the redemption date.

Board of Director Unvested Share Award

In connection with the Company’s shareholder-approved 2004 Non-Employee Directors’ Stock Incentive Plan, we issued 31,500 shares of common stock as unvested share awards to certain members of the Board of Directors during the quarter ended June 2, 2007.  The compensation expense of the award, which was based on the closing price of the Company’s common stock on the grant date, totaled $0.2 million and will be amortized on a straight-line basis over the 36 month vesting period of the award.  The common shares issued from treasury for the unvested award had a cost basis of $0.5 million.

A summary of the changes to certain shareholders’ equity accounts during the three quarters ended June 2, 2007 is presented below (in thousands):

	Preferred Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount
Balance at August 31, 2006	1,494	$37,345	$185,691	$14,075	(7,083)	$(113,379)
Preferred stock dividends				(2,215)
Redemption of preferred stock	(1,494)	(37,345)
Purchase of treasury shares					(338)	(2,539)
Issuance of common stock from treasury			(6)		45	213
Unvested stock award			(501)		32	501
Share-based compensation			894
Net income				7,016
Other			13
Balance at June 2, 2007	-	$-	$186,091	$18,876	(7,344)	$(115,204)

NOTE 6 – SALE OF MANUFACTURING FACILITY

In August 2006, we initiated a project to reconfigure our printing operations to improve our printing services’ efficiency, reduce operating costs, and improve our printing services’ flexibility in order to increase external printing service sales.  Our reconfiguration plan included moving our printing operations a short distance from its existing location to our corporate headquarters campus and the sale of the manufacturing facility and certain printing presses.  Other existing presses were moved to the new location as part of the reconfiguration plan.  Because the manufacturing facility and printing presses were not available for immediate sale as defined by SFAS No. 144, they were not classified as held for sale prior to the completion of the sale agreements. At June 2, 2007 our printing services reconfiguration plan was substantially complete and the new presses were operating in the new manufacturing location.

During the second quarter of fiscal 2007, we completed the sale of the manufacturing facility.  The sale price was $2.5 million and, after deducting customary closing costs, the net proceeds to the Company from the sale totaled $2.3 million in cash.  The carrying value of the manufacturing facility at the date of sale was approximately $1.1 million and accordingly, we recognized a $1.2 million gain on the sale of the manufacturing facility during the quarter.  The manufacturing facility assets sold were primarily reported as a component of corporate assets for segment reporting purposes.  Due to a lower-than-expected sale price on one of the printing presses to be sold, we previously recorded an impairment charge totaling $0.3 million to reduce the carrying value of the printing press to its anticipated sale price.  The impairment charge was included as a component of depreciation expense in our condensed consolidated income statements for the three quarters ended June 2, 2007.

NOTE 7 – INCOME TAXES

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

During the fourth quarter of fiscal 2006, we determined that it was appropriate to reverse substantially all of the valuation allowances on our deferred income tax assets.  Prior to the reversal of these valuation allowances, our income tax provisions were affected by reductions in our deferred income tax valuation allowance as we utilized net operating loss carryforwards.  The fiscal 2006 income tax provision was further reduced by the reversal of tax contingency reserves during the third quarter.  No reversals of valuation allowance or tax contingency reserves occurred during fiscal 2007.  Accordingly, our income tax provision was $0.8 million in the third quarter of fiscal 2007 and totaled $6.9 million for the three quarters ended June 2, 2007.  Our effective tax rate for the three quarters ended June 2, 2007 of approximately 50 percent was higher than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.  Since the Company is currently utilizing net operating loss carryforwards, we are unable to reduce our domestic tax liability through the use of foreign tax credits, which normally result from the payment of foreign withholding taxes.

NOTE 8 – COMPREHENSIVE INCOME

Comprehensive income is based on net income and includes charges and credits to equity accounts that were not the result of transactions with shareholders.  Comprehensive income for the Company was calculated as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	June 2, 2007	May 27, 2006	June 2, 2007	May 27, 2006
Net income	$887	$1,019	$7,016	$13,465
Other comprehensive income (loss) items, net of tax:
Foreign currency translation adjustments	(30)	434	(14)	214
Comprehensive income	$857	$1,453	$7,002	$13,679

NOTE 9 – EARNINGS PER SHARE

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

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Three Quarters Ended
	June 2, 2007	May 27, 2006	June 2, 2007	May 27, 2006
Numerator for basic and diluted earnings per share:
Net income	$887	$1,019	$7,016	$13,465
Preferred stock dividends	(348)	(934)	(2,215)	(3,452)
Net income available to common shareholders	$539	$85	$4,801	$10,013

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding(1)	19,412	20,060	19,637	20,234
Effect of dilutive securities:
Stock options	34	75	31	55
Unvested stock awards	292	303	265	280
Performance awards	231	100	129	35
Common stock warrants(2)	-	196	-	66
Diluted weighted average shares outstanding	19,969	20,734	20,062	20,670

Basic and diluted EPS:
Basic EPS	$.03	$.00	$.24	$.50
Diluted EPS	$.03	$.00	$.24	$.48

(1)
Since the Company recognized net income for the quarter and three quarters ended June 2, 2007, basic weighted average shares for those periods include 3.5 million shares of common stock held by management stock loan participants that were placed in escrow.

(2)	For the quarter and three quarters ended June 2, 2007, the conversion of 6.2 million common stock warrants is not assumed because such conversion would be anti-dilutive.

We had approximately 1.9 million and 1.8 million stock options outstanding at June 2, 2007 and May 27, 2006 which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common shares for the respective periods.  Although these shares were not included in our calculation of diluted EPS, these stock options, and other dilutive securities, may have a dilutive effect on the Company’s EPS calculation in future periods if the price of our common stock increases.

NOTE 10 – SEGMENT INFORMATION

The Company has two segments:  the Consumer Solutions Business Unit (CSBU) and the Organizational Solutions Business Unit (OSBU).  The following is a description of our segments, their primary operating components, and their significant business activities:

Consumer Solutions Business Unit – This business unit is primarily focused on sales to individual customers and small business organizations and includes the results of our domestic retail stores, consumer direct operations (primarily catalog, eCommerce, and public programs), wholesale operations, international product channels in certain countries, and other related distribution channels, including government product sales and domestic printing and publishing sales.  The CSBU results of operations also include the financial results of our paper planner manufacturing operations.  Although CSBU sales primarily consist of products such as planners, binders, software, totes, and related accessories, virtually any component of our leadership, productivity, and strategy execution solutions may be purchased through our CSBU channels.

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

The Company’s chief operating decision maker is the CEO, and each of the segments has a president who reports directly to the CEO.  The primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (EBITDA), which may not be calculated as similarly titled amounts calculated by other companies.  For segment reporting purposes, the Company’s consolidated EBITDA can be calculated as its income from operations excluding depreciation expense, amortization expense, and the gain from the sale of our manufacturing facility.

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  During fiscal 2007 we transferred the international product channels in certain countries from OSBU to CSBU, and have made other less significant organizational changes throughout the current fiscal year.  All prior period segment information has been revised to conform to the most recent classifications and organizational changes.  The Company accounts for its segment information on the same basis as the accompanying condensed consolidated financial statements.

SEGMENT INFORMATION
(in thousands)
Quarter Ended June 2, 2007	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization
Consumer Solutions Business Unit:
Retail	$10,010	$5,706	$(715)	$169	$-
Consumer direct	10,715	6,377	4,477	58	-
Wholesale	6,901	3,851	3,704	-	-
CSBU International	1,125	628	(176)	-	-
Other CSBU	1,544	302	(6,106)	202	-
Total CSBU	30,295	16,864	1,184	429	-

Organizational Solutions Business Unit:
Domestic	20,297	13,241	2,092	181	899
International	13,917	9,531	3,375	215	7
Total OSBU	34,214	22,772	5,467	396	906
Total operating segments	64,509	39,636	6,651	825	906
Corporate and eliminations	-	-	(2,302)	235	-
Consolidated	$64,509	$39,636	$4,349	$1,060	$906

Quarter Ended May 27, 2006
Consumer Solutions Business Unit:
Retail	$11,414	$6,307	$(733)	$269	$-
Consumer direct	12,912	7,669	5,676	16	-
Wholesale	6,523	3,336	3,177	-	-
CSBU International	1,148	621	(395)	-	-
Other CSBU	1,168	118	(6,870)	300	-
Total CSBU	33,165	18,051	855	585	-

Organizational Solutions Business Unit:
Domestic	17,875	11,026	457	90	902
International	12,242	7,215	810	288	6
Total OSBU	30,117	18,241	1,267	378	908
Total operating segments	63,282	36,292	2,122	963	908
Corporate and eliminations	-	-	(1,459)	171	-
Consolidated	$63,282	$36,292	$663	$1,134	$908

Three Quarters Ended June 2, 2007
Consumer Solutions Business Unit:
Retail	$43,402	$25,966	$5,195	$546	$-
Consumer direct	47,713	28,596	22,113	137	-
Wholesale	15,059	8,561	8,114	-	-
CSBU International	6,153	3,721	1,020	-	-
Other CSBU	4,422	456	(22,014)	993	-
Total CSBU	116,749	67,300	14,428	1,676	-

Organizational Solutions Business Unit:
Domestic	57,331	36,982	4,105	440	2,701
International	42,834	28,941	9,592	625	7
Total OSBU	100,165	65,923	13,697	1,065	2,708
Total operating segments	216,914	133,223	28,125	2,741	2,708
Corporate and eliminations	-	-	(7,705)	722	-
Consolidated	$216,914	$133,223	$20,420	$3,463	$2,708

Three Quarters Ended May 27, 2006
Consumer Solutions Business Unit:
Retail	$49,837	$29,290	$5,360	$1,042	$-
Consumer direct	51,701	30,968	24,566	43	-
Wholesale	15,773	7,812	7,357	-	-
CSBU International	6,473	4,025	1,260	-	-
Other CSBU	3,623	630	(22,524)	957	57
Total CSBU	127,407	72,725	16,019	2,042	57

Organizational Solutions Business Unit:
Domestic	49,552	31,957	2,240	263	2,845
International	37,007	24,190	7,059	940	9
Total OSBU	86,559	56,147	9,299	1,203	2,854
Total operating segments	213,966	128,872	25,318	3,245	2,911
Corporate and eliminations	-	-	(5,331)	518	-
Consolidated	$213,966	$128,872	$19,987	$3,763	$2,911

A reconciliation of operating segment EBITDA to consolidated income before taxes is provided below (in thousands):

	Quarter Ended		Three Quarters Ended
	June 2, 2007	May 27, 2006	June 2, 2007	May 27, 2006
Reportable segment EBITDA	$6,651	$2,122	$28,125	$25,318
Corporate expenses	(2,302)	(1,459)	(7,705)	(5,331)
Consolidated EBITDA	4,349	663	20,420	19,987
Gain on sale of manufacturing facility	-	-	1,227	-
Depreciation	(1,060)	(1,134)	(3,463)	(3,763)
Amortization	(906)	(908)	(2,708)	(2,911)
Income (loss) from operations	2,383	(1,379)	15,476	13,313
Interest income	124	307	682	953
Interest expense	(867)	(663)	(2,203)	(1,966)
Legal settlement	-	-	-	873
Income (loss) before income taxes	$1,640	$(1,735)	$13,955	$13,173

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

RESULTS OF OPERATIONS

Overview

Our third fiscal quarter, which includes the months of March, April, and May, has historically reflected stronger training and consulting sales, but seasonally weaker product sales when compared to our first two fiscal quarters.  For the quarter ended June 2, 2007, our income from operations increased by $3.8 million to $2.4 million compared to a $1.4 million loss in the prior year.  However, due to a significant increase in our effective income tax rate, our net income decreased to $0.9 million compared to $1.0 million in the third quarter of fiscal 2006.  As a result of decreased preferred stock dividends, our net income available to common shareholders increased to $0.5 million compared to $0.1 million in the corresponding quarter of the prior year.

Our financial results for the third quarter of fiscal 2006 were adversely affected by the correction of misstatements at our Mexico subsidiary, which reduced sales by $0.5 million and increased selling, general, and administrative expenses by $0.5 million.  These prior year corrections contributed to favorable period-over-period comparisons during the current fiscal year.

The primary factors that influenced our operating results in the quarter ended June 2, 2007 were as follows:

•
Sales – Consolidated training and consulting services sales increased $2.6 million, or 8 percent, primarily due to increased sales of our new leadership program based upon the principles found in The 7 Habits of Highly Effective People, improved sales effectiveness training sales, increased strategy execution sales, and increased international sales.  Product sales declined $1.3 million, or 4 percent, primarily due to reduced retail and consumer direct channel (primarily catalog, eCommerce, and public programs) sales.

•
Gross Profit – Our consolidated gross profit totaled $39.6 million for the quarter ended June 2, 2007 compared to $36.3 million in the same quarter of the prior year.  Our consolidated gross margin, which is gross profit in terms of a percentage of sales, increased to 61.4 percent of sales for the quarter ended June 2, 2007 compared to 57.3 percent of sales in fiscal 2006.  The increase was primarily attributable to the continuing shift toward increased training and consulting sales, which generally have higher margins than the majority of our product sales, and the fiscal 2006 correction of misstated sales at our Mexico subsidiary.  Training and consulting service sales increased to 52 percent of total sales in fiscal 2007 compared to 49 percent of total sales in the prior year.

•
Operating Costs – Our operating costs decreased by $0.4 million compared to the prior year, which was the result of decreased selling, general, and administrative expenses totaling $0.3 million and decreased depreciation expense of $0.1 million.  Amortization expense from our definite-lived intangible assets remained consistent with the prior year.

•
Income Taxes – Our income tax expense for the quarter ended June 2, 2007 was $0.8 million compared to a $2.8 million benefit in the prior year.  The increase in our current year tax expense was primarily the result of taxable income.  The fiscal 2006 benefit resulted primarily from the expiration of the statute of limitations on various tax exposures.  No reversals of valuation allowance or tax contingency reserves occurred during fiscal 2007.  Our effective tax rate for the three quarters ended June 2, 2007 of approximately 50 percent was higher than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.

•
Redemption of Preferred Stock – During the quarter ended June 2, 2007, we redeemed all remaining outstanding shares of Series A preferred stock, which totaled $37.3 million plus $0.3 million of accrued dividends.  Although we obtained a line of credit to finance a portion of the preferred stock redemption and will incur interest charges on amounts borrowed, the redemption of the remaining preferred stock will reduce our required cash outflows for dividends by $3.7 million per year.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended June 2, 2007 Compared to the Quarter Ended May 27, 2006

Sales

The following table sets forth sales data by category and for our operating segments (in thousands):

	Quarter Ended			Three Quarters Ended
	June 2, 2007	May 27, 2006	Percent Change	June 2, 2007	May 27, 2006	Percent Change
Sales by Category:
Products	$30,857	$32,184	(4)	$118,248	$126,428	(6)
Training and consulting services	33,652	31,098	8	98,666	87,538	13
	$64,509	$63,282	2	$216,914	$213,966	1

Consumer Solutions Business Unit:
Retail Stores	$10,010	$11,414	(12)	$43,402	$49,837	(13)
Consumer Direct	10,715	12,912	(17)	47,713	51,701	(8)
Wholesale	6,901	6,523	6	15,059	15,773	(5)
CSBU International	1,125	1,148	(2)	6,153	6,473	(5)
Other CSBU	1,544	1,168	32	4,422	3,623	22
	30,295	33,165	(9)	116,749	127,407	(8)
Organizational Solutions Business Unit:
Domestic	20,297	17,875	14	57,331	49,552	16
International	13,917	12,242	14	42,834	37,007	16
	34,214	30,117	14	100,165	86,559	16
Total Sales	$64,509	$63,282	2	$216,914	$213,966	1

Product Sales– Overall product sales, which primarily consists of planners, binders, totes, software and related accessories that are primarily sold through our Consumer Solutions Business Unit (CSBU) channels, declined $1.3 million, or 4 percent, compared to the prior year.  The following is a description of sales performance in our CSBU channels for the quarter ended June 2, 2007:

•
Retail Stores – The decline in retail sales was primarily due to fewer stores, which had a $0.6 million impact on sales, reduced demand for technology and related products, which declined $0.5 million, and decreased traffic in our other retail locations.  Reduced traffic in our stores contributed to decreased sales of “core” products (e.g. planners, binders, forms, and totes) during the quarter.  However, declining traffic in our retail stores was partially offset by improved conversion rates among those shoppers.  These factors combined to produce a 7 percent decrease in comparable store (stores which were open during the comparable periods) sales compared to the prior year.  At June 2, 2007, we were operating 87 retail stores compared to 93 stores at May 27, 2006.  Based upon our continuing analyses of retail store performance, we may close additional retail store locations and continue to experience decreased sales resulting from closed stores in future periods.

•
Consumer Direct – Sales through our consumer direct channels (primarily catalog, eCommerce, and public programs) decreased $2.2 million, or 17 percent, due to decreased sales in each of the consumer direct channels.  Catalog sales decreased primarily due to decreased traffic and eCommerce sales declined due to both decreased traffic and lower conversion rates from web site visitors.  Public program sales decreased $0.8 million primarily due to a reduced number of seminars held during the quarter.  In addition, sales through government depots decreased due to a decision by the government to discontinue sales of dated paper products through these stores.

•
Wholesale – Sales through our wholesale channel, which includes sales to office superstores and other retail chains, increased $0.4 million primarily due to the timing of seasonal product sales to these entities.

CSBU International – This channel includes the product sales of our directly owned international offices in Canada, the United Kingdom, Mexico, and Australia.  Sales performance for the quarter through these channels remained relatively consistent with the prior year.  We separated the product sales operations from the Organizational Solutions Business Unit in these international locations during fiscal 2007 to utilize existing product sales and marketing expertise in an effort to improve overall product sales performance at these offices.

•
Other CSBU – Other CSBU sales consist primarily of domestic printing and publishing sales and building sublease revenues.  The increase in other CSBU sales was primarily due to increased external domestic printing sales compared to the prior year.

Training and Consulting Services – We offer a variety of training courses, training related products, and consulting services focused on productivity, leadership, strategy execution, sales force performance, and effective communications training programs that are provided both domestically and internationally through the Organizational Solutions Business Unit (OSBU).  Our consolidated training and consulting service sales increased $2.6 million compared to the prior year.  Training and consulting service sales performance during the quarter was primarily influenced by the following factors in the OSBU divisions:

•
Domestic – Our domestic training, consulting, and related sales reported through the OSBU continued to show improvement over the prior year and increased by $2.4 million, or 14 percent.  The improvement was primarily due to increased sales of our new leadership program based upon principles found in The Seven Habits of Highly Effective People, increased training effectiveness sales, and increased strategy execution sales.  Sales performance improved in nearly all of our domestic regions as our booked days delivered increased compared to the prior year.  Our current outlook for the remainder of fiscal 2007 continues to be strong and current training days booked has increased compared to the prior year.  We believe that the introduction of new programs and refreshed existing programs will continue to have a favorable impact on training and consulting service sales in future periods.

•
International – International sales increased $1.7 million, or 14 percent, compared to the prior year.  Sales increased over the prior year at all of our directly owned foreign offices except Canada, as well as from licensee royalty revenues.  The translation of foreign sales to United States dollars resulted in a $0.1 million favorable impact to our consolidated sales as certain foreign currencies strengthened against the United States dollar during the quarter ended June 2, 2007.

Gross Profit

Gross profit consists of net sales less the cost of goods sold or the cost of services provided.  Our consolidated gross profit totaled $39.6 million for the quarter ended June 2, 2007 compared to $36.3 million in the prior year.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, was 61.4 percent of sales compared to 57.3 percent in fiscal 2006.  The increase was primarily attributable to the continuing shift toward increased training and consulting sales, which generally have higher margins than the majority of our product sales, and the fiscal 2006 correction of misstated sales at our Mexico subsidiary.  Training and consulting service sales increased to 52 percent of total sales in fiscal 2007 compared to 49 percent in the prior year.

Our gross margin on product sales improved to 52.6 percent compared to 51.6 percent in fiscal 2006.  The improvement was primarily due to the continuing shift in our product mix toward increased sales of higher margin planners and binders as a percent of total sales, while sales of lower margin technology and specialty products continue to decline.

For the quarter ended June 2, 2007, our training and consulting services gross margin was 69.5 percent compared to 63.3 percent in the same quarter of the prior year.  The improvement in training and consulting services gross margin was primarily due to changes in the mix of training programs sold and the correction of misstated sales at our Mexico subsidiary in the prior year.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses decreased $0.3 million, or 1 percent, compared to the prior year.  The decrease in our SG&A expenses was primarily due to 1) the correction of misstatements at our Mexico subsidiary in the quarter ended May 27, 2006, which totaled $0.5 million, plus increased professional fees and travel that totaled approximately $0.2 million; 2) decreased advertising and promotional expenses totaling $0.4 million, primarily related to reduced tradeshow expenses; and 3) decreased accounting and consulting fees totaling $0.2 million, which were incurred to become compliant with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (SOX).  These decreases were partially offset by increased associate costs totaling $1.1 million related to increased OSBU sales and additional sales personnel.  The Company believes that the addition of these new sales personnel has contributed to the increase in overall training and consulting service sales and we intend to increase the number of sales personnel in future periods.

We are currently pursuing numerous cost reduction strategies designed to control costs and bring spending in line with desired business models.  While we believe that these efforts will be successful in reducing our operating expenses, the success of these initiatives is dependent upon numerous factors, many of which are not within our control.  Due to the time necessary to implement these cost reduction strategies, we may not be able to implement these new initiatives quickly enough to have a significant impact upon our fiscal 2007 operating results.

Interest Income and Expense

Interest Income – Our interest income decreased by $0.2 million compared to fiscal 2006 due to reduced cash and cash equivalents held during the quarter ended June 2, 2007.  During the quarter ended June 2, 2007, we used substantially all of our available cash and cash equivalents combined with proceeds from a newly acquired line of credit to redeem the remaining outstanding shares of Series A preferred stock.

Interest Expense – Interest expense increased $0.2 million primarily due to line of credit borrowings that were used in conjunction with available cash to redeem the remaining shares of preferred stock.

Three Quarters Ended June 2, 2007 Compared to the Three Quarters Ended May 27, 2006

Sales

Product Sales – Our product sales, which are primarily sold through the Consumer Solutions Business Unit (CSBU) channels, declined $8.2 million, or 6 percent, compared to the prior year.  The following is a description of sales performance in our CSBU channels for the three quarters ended June 2, 2007:

•
Retail Stores – The decline in retail sales was primarily due to fewer stores, which had a $4.8 million impact on sales, reduced demand for technology and related products, which declined $1.7 million, and decreased traffic in our retail locations.  Partially offsetting these factors was a slight increase in sales of “core” products during the first three quarters of fiscal 2007.  These factors combined to produce a 4 percent decrease in comparable store (stores which were open during the comparable periods) sales, including the impact of four additional business days in fiscal 2007, when compared to fiscal 2006.

•
Consumer Direct – Sales through our consumer direct channels decreased $4.0 million, or 8 percent, primarily due to decreased traffic and conversion rates experienced in our internet and catalog channels.  Public seminar sales decreased $0.8 million primarily due to decreased programs and participation during the quarter ended June 2, 2007.  In addition, sales through government depots continue to decrease due to a decision by the government to discontinue sales of dated paper products through these stores.

•
Wholesale – Sales through our wholesale channel, which includes sales to office superstores and other retail chains, decreased $0.7 million primarily due to reduced demand for our products from one of our wholesale customers.

•
CSBU International – This channel includes the product sales of our directly owned international offices in Canada, the United Kingdom, Mexico, and Australia.  Sales performance through these channels decreased $0.3 million compared with the prior year due to reduced demand for products in these countries.

•	Other CSBU – The $0.8 million increase in other CSBU sales was primarily due to increased external printing sales compared to the prior year.

Training and Consulting Services – Our consolidated training and consulting service sales increased $11.1 million, or 13 percent, compared to the prior year.  Training and consulting service sales performance improved during each of the first three quarters of fiscal 2007 and was influenced by the following trends in the OSBU divisions:

•
Domestic – Our domestic training sales increased by $7.8 million, or 16 percent, primarily due to increased sales of our new leadership program based upon principles found in The Seven Habits of Highly Effective People, increased training effectiveness sales, and increased strategy execution sales.  Our current outlook for the remainder of fiscal 2007 continues to be strong and our training days booked have increased compared to the prior year.

•
International – International sales increased $5.8 million, or 16 percent, compared to the prior year.  Sales increased over the prior year at all of our directly owned foreign offices, as well as from licensee royalty revenues.  The translation of foreign sales to United States dollars produced a $0.3 million favorable impact to our consolidated sales as certain foreign currencies strengthened against the United States dollar during the three quarters ended June 2, 2007.

Gross Profit

Due to increased training and consulting services sales in fiscal 2007, our consolidated gross profit totaled $133.2 million for the three quarters ended June 2, 2007 compared to $128.9 million in the corresponding period of fiscal 2006.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, improved slightly to 61.4 percent of consolidated sales, compared to 60.2 percent in fiscal 2006.  The improvement in gross margin was primarily due to increased training and consulting services sales as a percent of total sales.  During the first three quarters of fiscal 2007, training and consulting services sales increased to 46 percent of total consolidated sales compared to 41 percent of total consolidated sales in the prior year.

Despite declining product sales as discussed above, our gross margin on product sales remained relatively consistent at 55.6 percent compared to 55.3 percent in fiscal 2006.

For the three quarters ended June 2, 2007, our training and consulting services gross margin was 68.4 percent compared to 67.4 percent in the prior year.

Operating Expenses

Selling, General and Administrative – Consolidated SG&A expenses increased $3.9 million, or 4 percent, compared to the prior year.  The increase in SG&A expenses was primarily due to 1) the impact of additional business days during fiscal 2007 on associate costs; 2) increased personnel costs resulting primarily from additional OSBU sales personnel, totaling approximately $0.9 million; 3) increased audit and consulting costs resulting from compliance with SOX 404; 4) increased legal fees resulting from a non-recurring benefit recorded in fiscal 2006 on the WMA legal settlement and increased legal costs for ongoing litigation that had a net impact on our operating expenses totaling $0.7 million; and 5) increased share-based compensation costs totaling $0.3 million that resulted primarily from the issuance of long-term incentive awards.  Due to the four additional business days included in fiscal 2007, we incurred an additional $1.5 million of associate costs, including payroll and related benefits.  Accordingly, our fourth fiscal quarter will have less business days and associated costs in fiscal 2007 than in fiscal 2006.  During fiscal 2006, we were required to begin complying with SOX 404, which resulted in $0.7 million of additional auditing and consulting fees.  These increased operating costs were partially offset by reduced expenses in various other areas of the Company.

Gain on Sale of Manufacturing Facility – In August 2006, we initiated a project to reconfigure our printing operations to improve our printing services’ efficiency, reduce operating costs, and improve our printing services’ flexibility in order to increase external printing service sales.  Our reconfiguration plan included moving our printing operations a short distance from its existing location to our corporate headquarters campus and the sale of the manufacturing facility and certain printing presses.  During fiscal 2007, we completed the sale of the manufacturing facility.  The sale price was $2.5 million and, after deducting customary closing costs, the net proceeds to the Company from the sale totaled $2.3 million in cash.  The carrying value of the manufacturing facility at the date of sale was approximately $1.1 million and we recognized a $1.2 million gain on the sale of the manufacturing facility during the quarter ended March 3, 2007.

Depreciation and Amortization – Depreciation expense decreased $0.3 million, or 8 percent, compared to the comparable period of fiscal 2006 primarily due to the full depreciation or disposal of certain property and equipment (including retail stores) and the effects of significantly reduced capital expenditures during the preceding fiscal years.  These decreases were partially offset by an impairment charge totaling $0.3 million that we recorded during fiscal 2007 to reduce the carrying value of one of our printing presses that was sold to its anticipated sale price.

Amortization expense from definite-lived intangible assets totaled $2.7 million compared to $2.9 million in the prior year and decreased due to certain intangible assets becoming fully depreciated during the first two quarters of fiscal 2006.  We anticipate that intangible asset amortization expense will total $3.6 million in fiscal 2007.

Legal Settlement

In fiscal 2002, we filed legal action against World Marketing Alliance, Inc., a Georgia corporation (WMA), and World Financial Group, Inc., a Delaware corporation and purchaser of substantially all assets of WMA, for breach of contract.  The case proceeded to trial and the jury rendered a verdict in our favor and against WMA for the entire unpaid contract amount of approximately $1.1 million.  In addition to the verdict, we recovered legal fees totaling $0.3 million and pre- and post-judgment interest of $0.3 million from WMA.  We received payment in cash from WMA for the total verdict amount, including legal fees and interest.  However, shortly after paying the verdict amount, WMA appealed the jury decision to the 10th Circuit Court of Appeals and we recorded receipt of the verdict amount plus legal fees and interest with a corresponding increase to accrued liabilities and deferred the gain until the case was finally resolved.  On December 30, 2005, we entered into a settlement agreement with WMA.  Under the terms of the settlement agreement, WMA agreed to dismiss its appeal.  As a result of this settlement agreement and dismissal of WMA’s appeal, we recorded a $0.9 million gain from the legal settlement during fiscal 2006, which is reflected in the condensed consolidated income statement for the three quarters ended May 27, 2006.

Interest Income and Expense

Interest Income – Our interest income decreased by $0.3 million primarily due to reduced cash and cash equivalents held during the quarter ended June 2, 2007.  During the quarter ended June 2, 2007, we used substantially all of our available cash and cash equivalents combined with proceeds from a newly acquired line of credit to redeem the remaining outstanding shares of Series A preferred stock.

Interest Expense – Interest expense increased $0.2 million compared to the prior year primarily due to line of credit borrowings that were used in conjunction with available cash to redeem the remaining shares of preferred stock.

Income Taxes

Our income tax provision for the three quarters ended June 2, 2007 totaled $6.9 million compared to a tax benefit of $0.3 million in fiscal 2006.  The comparability of our current year income tax expense was primarily affected by the determination during the fourth quarter of fiscal 2006 to reverse substantially all of the valuation allowances on our deferred income tax assets.  Prior to the reversal of these valuation allowances, our income tax provisions were affected by reductions in our deferred income tax valuation allowance as we utilized net operating loss carryforwards.  The fiscal 2006 income tax provision was further reduced by the reversal of tax contingency reserves during the third quarter.  No reversals of valuation allowance or tax contingency reserves have occurred during fiscal 2007.  Our effective tax rate for the three quarters ended June 2, 2007 of approximately 50 percent was higher than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.  Since the Company is currently utilizing net operating loss carryforwards, we are unable to reduce our domestic tax liability through the use of foreign tax credits, which normally result from the payment of foreign withholding taxes.

Preferred Stock Dividends

Our preferred stock dividends totaled $2.2 million for the three quarters ended June 2, 2007 compared to $3.5 million during the same period of the prior year.  The decrease was due to fiscal 2006 preferred stock redemptions totaling $20.0 million and the redemption of all remaining outstanding shares of preferred stock during the quarter ended June 2, 2007.  We have no further preferred dividend obligations following the fiscal 2007 redemption of the remaining preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended June 2, 2007, we used substantially all of our cash and cash equivalents on hand in combination with proceeds from a newly acquired $25.0 million line of credit agreement to redeem all of the remaining outstanding shares of our Series A preferred stock, which totaled $37.3 million, or approximately 1.5 million shares.  The shares of preferred stock were redeemed at the liquidation preference of $25 per share, plus $0.3 million of dividends that were accrued through the redemption date.  Although we will incur interest charges from amounts borrowed to redeem the preferred stock, our annual dividend obligation was reduced by $3.7 million, which the Company believes will contribute to improved operating results and cash flows in future periods.

At June 2, 2007, our net working capital (current assets less current liabilities) decreased to $7.2 million compared to $38.7 million at August 31, 2006.  The decrease was primarily attributable to the redemption of the remaining preferred stock, which significantly decreased our cash and cash equivalents and increased current liabilities resulting from the new line of credit financing.  Despite the decrease in our working capital resulting from the redemption of preferred stock, we believe that our liquidity position remains good.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended June 2, 2007.

Cash Flows From Operating Activities

Prior to the redemption of preferred stock, we relied nearly exclusively upon cash flows from operating activities and cash on hand to maintain adequate liquidity and working capital levels.  In future periods, we expect cash flows from operating activities to continue to provide a significant source of liquidity and working capital as well as proceeds from our $25.0 million line of credit.  During the three quarters ended June 2, 2007, our net cash provided by operating activities totaled $8.7 million compared to $9.9 million for the same period of fiscal 2006.  Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business and the primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses.  Cash used for changes in working capital during the first three quarters of fiscal 2007 was primarily related to 1) payments made to reduce accrued liabilities and accounts payable from seasonally high August 31 balances; 2) increased accounts receivable balances resulting from wholesale sales that occurred in May 2007 and improved OSBU sales; and 3) purchases and production of inventory items earlier than in prior years in order to maintain adequate quantities on hand.  We believe that continued efforts to optimize working capital balances, combined with existing and planned sales growth programs and cost-cutting initiatives, will improve our cash flows from operating activities in future periods.  However, the success of these efforts, and their eventual contribution to our cash flows, is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

Net cash used for investing activities totaled $9.5 million for the first three quarters of fiscal 2007.  Our primary uses of cash for investing activities were comprised of purchases of property and equipment and further investment in curriculum development.  Purchases of property and equipment, which totaled $7.9 million, consisted primarily of payments for new printing presses and related printing equipment resulting from the reconfiguration of our printing services, additional computer software, leasehold improvements in relocated stores and at the corporate campus for sublease tenants, and new computer hardware.  During the first three quarters of fiscal 2007, we spent $4.2 million on further investment in curriculum development, primarily related to new online learning modules and the development of new leadership curriculum based upon principles found in The 7 Habits of Highly Effective People.  Partially offsetting these uses of cash for investing activities was the receipt of $2.6 million from sales of property and equipment.  The proceeds from sales of property and equipment were generated primarily from the sale of our printing manufacturing facility and certain printing equipment in connection with the reconfiguration of our printing services.

Cash Flows From Financing Activities

Through the three quarters ended June 2, 2007, our net cash used for financing activities totaled $24.4 million.  Our primary uses of cash for financing activities were 1) the redemption of our remaining outstanding shares of Series A preferred stock for $37.3 million; 2) the purchase of 328,000 shares of our common stock for treasury, which totaled $2.5 million; 3) payment of preferred stock dividends totaling $2.2 million; and 4) principal payments totaling $0.4 million on our long-term debt and financing obligation.

These uses of cash for financing activities were partially offset by proceeds obtained through a $25.0 million line of credit facility obtained during the quarter ended June 2, 2007.  Our net proceeds from the new line of credit totaled $17.8 million for the period ended June 2, 2007.

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  At June 2, 2007, we did not have any undisclosed material commitments for capital expenditures that would further reduce our liquidity.

The following table has been revised to reflect the decrease in projected dividend payments and monitoring fees paid to a preferred stock investor as a result of the redemption of Series A preferred stock during the quarter ended June 2, 2007.  The Company used cash on hand combined with proceeds from a newly acquired $25.0 million line of credit to redeem the preferred stock.  The Company expects to repay amounts outstanding on the line of credit agreement during the fiscal years ended August 31, 2007 and August 31, 2008 and the following table has been revised to reflect the expected repayment of the line of credit.  Contractual obligations in other captions presented have not changed materially from those disclosed in our report on Form 10-K for the fiscal year ended August 31, 2006 and were not revised (in thousands).

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total

Minimum required payments to EDS for outsourcing services	$17,217	$15,901	$15,927	$15,577	$15,298	$73,233	$153,153
Required payments on corporate campus financing obligation	3,045	3,045	3,045	3,055	3,115	49,957	65,262
Minimum operating lease payments	8,475	7,228	5,564	4,012	2,402	6,013	33,694
Line of credit payments(5)	391	18,417	-	-	-	-	18,808
Preferred stock dividend payments(1)	2,215	-	-	-	-	-	2,215
Other debt payments(2)	176	168	160	153	145	435	1,237
Contractual computer hardware purchases(3)	535	483	556	587	525	3,192	5,878
Payments for new printing services equipment(4)	3,137	-	-	-	-	-	3,137
Purchase obligations	10,523	-	-	-	-	-	10,523
Monitoring fees paid to a preferred stock investor(1)	97	-	-	-	-	-	97
Total expected contractual obligation payments	$45,811	$45,242	$25,252	$23,384	$21,485	$132,830	$294,004

(1)	Amount reflects the redemption of all remaining Series A Preferred Stock during the quarter ended June 2, 2007.

(2)	The Company’s variable rate debt payments include interest payments at 7.0 percent, which was the applicable interest rate at September 29, 2006.

(3)
We are contractually obligated by our EDS outsourcing agreement to purchase the necessary computer hardware to keep such equipment up to current specifications.  Amounts shown are estimated capital purchases of computer hardware under terms of the EDS outsourcing agreement and its amendments.

(4)
In August 2006, we signed contracts to purchase new printing equipment for $3.1 million in cash as part of a plan to reconfigure our printing services operation.  The payments were due at specified times during fiscal 2007 that coincided with the installation and successful operation of the new equipment.

(5)
Interest expense on the line of credit payments was calculated at 6.4 percent, which was the interest rate on the date of the preferred stock redemption, and assumes that the June 2, 2007 line of credit balance and corresponding interest will be repaid evenly through the fiscal year ended August 31, 2008.

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

The following items require significant judgment and often involve complex estimates:

Revenue Recognition

We derive revenues primarily from the following sources:

•	Products – We sell planners, binders, planner accessories, totes, handheld electronic devices, and other related products that are primarily sold through our CSBU channels.

•
Training and Consulting Services – We provide training and consulting services to both organizations and individuals in strategic execution, leadership, productivity, goal alignment, sales force performance, and communication effectiveness skills.  These training programs and services are primarily sold through our OSBU channels.

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

Revenue is recognized on software sales in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-09.  SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products and support to be allocated to each element based on the relative fair value of the elements based on vendor specific objective evidence (VSOE).  The majority of the Company’s software sales have elements, including a license and post contract customer support (PCS).  Currently, the Company does not have VSOE for either the license or support elements of its software sales and software revenue is deferred until the only undelivered element is PCS and the total arrangement fee is recognized ratably over the support period.

Our international strategy includes the use of licensees in countries where we do not have a directly-owned operation.  Licensee companies are unrelated entities that have been granted a license to translate the Company’s content and curriculum, adapt the content and curriculum to the local culture, and sell our training seminars and products in a specific country or region.  Licensees are required to pay the Company royalties based upon a percentage of the licensee’s sales.  We recognize royalty income each period based upon the sales information reported to us by the licensees.

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
	Cumulative Operating Income (millions)

Based upon actual financial performance through June 2, 2007, the anticipated sale of the Company’s Mexico and Brazil subsidiaries, and estimated performance through the remaining service period of the fiscal 2006 LTIP grant (fiscal 2007 and 2008), the number of performance awards granted during fiscal 2006 was decreased to 182,779 shares, which resulted in a cumulative adjustment to decrease our operating expenses by $0.1 million in the quarter ended June 2, 2007.  At June 2, 2007, there was a total of $0.6 million of unrecognized compensation cost related to our fiscal 2006 LTIP grant.  The total compensation cost of the fiscal 2006 LTIP will be equal to the number of shares finally issued multiplied by $6.60 per share, which was the fair value of the common shares determined at the grant date.

During fiscal 2007, the Compensation Committee granted performance awards for 429,312 shares of common stock under terms of the LTIP.  Consistent with the fiscal 2006 LTIP grant, the Company must achieve minimum levels of sales growth and cumulative operating income in order for participants to receive any shares under the LTIP grant.  The minimum sales growth for the fiscal 2007 LTIP is 10.0 percent (fiscal 2009 compared to fiscal 2006) and the minimum cumulative operating income total is $41.3 million and we will record compensation expense using a 5 percent estimated forfeiture rate during the vesting period.  However, the total amount of compensation expense recorded for the fiscal 2007 LTIP will equal the number of shares awarded multiplied by $5.78 per share.

Based primarily upon the anticipated sale of the Company’s Mexico and Brazil subsidiaries, the number of performance awards granted in connection with the fiscal 2007 grant was decreased to 357,617 shares, which resulted in a cumulative adjustment to decrease our operating expenses by $0.1 million in the quarter ended June 2, 2007.  At June 2, 2007 there was $1.6 million of unrecognized compensation cost related to the fiscal 2007 LTIP grant.  The number of shares finally awarded to LTIP participants under the fiscal 2007 LTIP grant is based upon the combination of factors as shown below:

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

We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model.  However, the Company did not grant any stock options in the first three quarters of fiscal 2007 or in fiscal years 2006 and 2005 and the remaining cost associated with our unvested stock options at June 2, 2007 was insignificant.

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

The Company recognizes the benefits of the tax exposure items in the financial statements, that is, the reserve is reversed, when it becomes probable that the tax position will be sustained.  To assess the probability of sustaining a tax position, the Company considers all available positive evidence.  In many instances, sufficient positive evidence will not be available until the expiration of the statute of limitations for audits by taxing authorities, at which time the entire benefit will be recognized as a discrete item in the applicable period.

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

NEW ACCOUNTING PRONOUNCEMENTS

Uncertain Tax Positions – In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.  This interpretation prescribes a consistent recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing, and measuring tax positions for financial statement purposes.  This interpretation also requires expanded disclosure with respect to the uncertainties as they relate to income tax accounting and is effective for fiscal years beginning after December 15, 2006.  The cumulative effect from the adoption of FIN No. 48, if any, will be an adjustment to beginning retained earnings in the year of adoption.  The Company will adopt the provisions of FIN No. 48 on September 1, 2007 (fiscal 2008) and we are currently in the process of evaluating the impact of FIN No. 48 on our financial statements.

Evaluation of Misstatements – In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides the Staff’s views regarding the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements.  The guidance in SAB No. 108 is effective for our fiscal year ended August 31, 2007.  The Company has reviewed the provisions of SAB No. 108 and is not currently aware of any conditions or errors that would have a material impact on our financial statements as a result of adopting the evaluation methodology found in SAB No. 108.

Fair Value Measures – In September 2006, the FASB issued SFAS No. 157, Fair Value Measures.  This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements.  Statement No. 157 only applies to fair-value measurements that are already required or permitted by other accounting standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  This statement is effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007, and will thus be effective for our fiscal year beginning September 1, 2008.  We have not yet completed our analysis of the impact of SFAS No. 157 on our financial statements.

Fair Value of Financial Instruments – In February 2007, The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.  Statement No. 159 provides the option to measure eligible financial instrument items, which are not otherwise required to be measured at fair value, at fair value.  The decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis.  Changes in that instrument’s fair value in subsequent reporting periods must be recognized in current earnings.  If elected, the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption.  Statement No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and will thus be effective for our fiscal year beginning September 1, 2008.  We have not yet completed our analysis of the impact of SFAS No. 159 on our financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, internet webcasts, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding future product and training sales activity, anticipated expenses, projected cost reduction and strategic initiatives, expected levels of depreciation expense, expectations regarding tangible and intangible asset valuation expenses, expected improvements in cash flows from operating activities, the adequacy of our existing capital resources, future compliance with the terms and conditions of our line of credit, expected fiscal 2008 repayment of the line of credit, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our report on Form 10-K for the fiscal year ended August 31, 2006, entitled “Risk Factors” and in Part II, Item 1A of this Form 10-Q, also entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by EDS in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect our business and financial performance, including the risk factors noted in Item 1A of our August 31, 2006 report on Form 10-K and in this Form 10-Q.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors may emerge and it is not possible for our management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any single factor, or combination of factors, may cause actual results to differ materially from those contained in forward-looking statements.  Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results.

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

During the quarter and three quarters ended June 2, 2007 we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies.  Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts.  The gains and losses on these contracts were recorded as a component of SG&A expense in our consolidated income statements and had the following impact on the periods indicated (in thousands):

	Quarter Ended		Three Quarters Ended
	June 2, 2007	May 27, 2006	June 2, 2007	May 27, 2006
Losses on foreign exchange contracts	$(137)	$(208)	$(210)	$(276)
Gains on foreign exchange contracts	49	33	82	256
Net losses on foreign exchange contracts	$(88)	$(175)	$(128)	$(20)

At June 2, 2007, the fair value of our foreign currency forward contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant.  The notional amounts of our foreign currency sell contracts that did not qualify for hedge accounting were as follows at June 2, 2007 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	100,000	$821
Mexican Pesos	7,600	717
Australian Dollars	480	398

During the quarter and three quarters ended June 2, 2007, we did not utilize any derivative contracts that qualified for hedge accounting.  However, the Company may utilize net investment hedge contracts or other foreign currency derivatives in future periods as a component of our overall foreign currency risk strategy.

Interest Rate Sensitivity

The Company is exposed to fluctuations in U.S. interest rates primarily as a result of our line of credit borrowings.  At June 2, 2007, our debt balances consisted primarily of a fixed-rate financing obligation associated with the sale of our corporate headquarters facility, a variable-rate line of credit arrangement, and a variable rate long-term mortgage on certain of our buildings and property.  The addition of the variable-rate line of credit increased our interest rate sensitivity and in the future our overall interest rate sensitivity will be influenced by the amounts borrowed on the line of credit and the prevailing interest rates, which may create additional expense if interest rates increase in future periods.  Accordingly, at June 2, 2007 borrowing levels, a 1 percent increase on our variable rate debt would increase our interest expense over the next year by approximately $0.2 million.

During the quarter and three quarters ended June 2, 2007 we were not party to any interest rate swap or other interest related derivative instruments that would increase our interest rate sensitivity.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.    RISK FACTORS

Our cash balances have significantly decreased, which may reduce our ability to adequately respond to future adverse changes in our business and operations

During the quarter ended June 2, 2007, we utilized substantially all of our available cash on hand combined with proceeds from a newly acquired line of credit to redeem all of the remaining outstanding shares of Series A preferred stock.  As a consequence of this transaction, our cash balances have significantly decreased, which may reduce our ability to adequately respond to future adverse changes in our business and operations, whether anticipated or unanticipated.

Failure to comply with the terms and conditions of our credit facility may have an adverse effect upon our business and operations

Our newly acquired line of credit facility requires us to be in compliance with customary non-financial terms and conditions as well as specified financial ratios.  Failure to comply with these terms and conditions or maintain adequate financial performance to comply with specific financial ratios entitles the lenders to certain remedies, including the right to immediately call due any amounts outstanding on the line of credit.  Such events would have an adverse effect upon our business and operations as there can be no assurance that we may be able to obtain other forms of financing or raise additional capital on terms that would be acceptable to us.

For further information regarding our Risk Factors, refer to Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company acquired the following shares of its outstanding securities during the fiscal quarter ended June 2, 2007:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
Common Shares:
March 4, 2007 to April 7, 2007	-		$-	none	$2,413

April 8, 2007 to May 5, 2007	54	(2)	7.01	none	2,413

May 6, 2007 to June 2, 2007	-		-	none	2,413	(1)

Total Common Shares	54		$7.01	-

Total Preferred Shares	1,493,776	(3)	$25.00

(1)
In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock.  All previous authorized common stock purchase plans were canceled.  Following the approval of this common stock purchase plan, we have purchased a total of 1,009,300 shares of our common stock for $7.6 million through June 2, 2007.

(2)	Amount represents shares withheld for statutory taxes from a distribution of common shares to a participant in our non-qualified deferred compensation plan.

(3)	On April 4, 2007, we redeemed the remaining outstanding shares of Series A Preferred Stock at its liquidation preference of $25.00 per share plus accrued dividends through the redemption date.

Item 6.    EXHIBITS

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

FRANKLIN COVEY CO.

Date:	July 12, 2007	By:	/s/ ROBERT A. WHITMAN
Robert A. Whitman
Chief Executive Officer

Date:	July 12, 2007	By:	/s/ STEPHEN D. YOUNG
Stephen D. Young
Chief Financial Officer