Form 10-K
period 2007-08-31
FRANKLIN COVEY CO
filed 2007-11-14
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2007.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

         Franklin Covey Co.
(Exact name of registrant as specified in its charter)

Utah	1-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):
☐Large accelerated filer	☑Accelerated filer	☐Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

As of March 2, 2007, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $119.3 million, which was based upon the closing price of $7.49 per share as reported by the New York Stock Exchange.

As of November 1, 2007, the Registrant had 19,476,426 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 18, 2008, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

General

Franklin Covey Co. (the Company, we, us, our or FranklinCovey) enables greatness in people and organizations everywhere by helping organizations, families and individuals the world over achieve their own great purposes through teaching the principles and practices of effectiveness and by providing reinforcement tools like the FranklinCovey Planning System.  Nearly 1,500 FranklinCovey associates world-wide delivered timeless and universal curriculum and effectiveness tools to millions of customers in fiscal 2007.  We strive to excel in this endeavor because we believe that:

•	People are inherently capable, aspire to greatness, and have the power to choose.
•	Principles are timeless and universal and are the foundation to lasting effectiveness.
•	Leadership is a choice, built inside-out on a foundation of character. Great leaders unleash the collective talent and passion of people toward the right goal.
•	Habits of effectiveness come only from the committed use of integrated processes and tools.
•	Sustained superior performance requires a balance of performance and performance capability (P/PC Balance®) - a focus on achieving results and building capability.

The Opportunity

Corporations, organizations and individuals cumulatively purchased more than $13 billion(1) in 2007 and it is estimated that they will purchase nearly $15 billion in 2008 of professional performance training curricula, books, tapes, CD’s and other tools in an effort to improve their effectiveness and productivity.  The training industry is divided into two segments – information technology training and performance skills training.  The performance skills training segment of the industry represented over $7 billion in sales in 2007 and is expected to grow to exceed $8 billion in 2008 through sales of hundreds of different curricula, delivered to both corporations and individual customers.  In addition to training, the performance skills industry includes a number of measurement methodologies and integrated implementation tools.  The measurement methodologies include return on investment analysis and behavior modification measurement.  Implementation tools are designed to increase learning retention and increase behavior modification.  Many companies in the industry specialize in only one or two of these areas.

(1) Simba Information, Corporate Training Market 2007: Forecast and Analysis. (2007)

FranklinCovey is engaged in the performance skills segment of the training industry.  Our competitive advantage in this highly fragmented industry stems from our fully integrated training curricula, measurement methodologies and implementation tool offerings to help individuals and organizations measurably improve their effectiveness.  This advantage allows FranklinCovey to deliver not only training to both corporations and individuals, but also to implement the training through the use of powerful behavior changing tools with the capability to then measure the impact of the delivered training and tools.

In fiscal 2007, we provided products and services to 90 percent of the Fortune 100 companies and more than 75 percent of the Fortune 500 companies.  We also provide products and services to a number of U.S. and foreign governmental agencies, including the U.S. Department of Defense, as well as numerous educational institutions.  We provide training curricula, measurement services and implementation tools internationally, either through directly operated offices, or through licensed providers.  On August 31, 2007, we had direct operations in Australia, Canada, Japan and the United Kingdom.  We also had licensed operations in 87 countries and licensed rights in more than 140 countries. Nearly 500,000 individuals world-wide were trained during the fiscal year ended August 31, 2007.

Our principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331 and our telephone number is (801) 817-1776.

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

Binders and Totes.  To further customize the FranklinCovey Planning System, we offer binders and business cases (briefcases, portfolios, business totes, messenger bags, etc.) in a variety of materials, styles and sizes.  These materials include high quality leathers, fabrics, synthetic materials and vinyl in a variety of color and design options.  Binder styles include zipper closures, snap closures, and open formats with pocket configurations to accommodate credit cards, business cards, checkbooks, electronic devices and writing instruments.  Most of the leather items are proprietary FranklinCovey designs.  However, we also offer products from leading manufacturers such as Kenneth Cole.

Electronic Solutions.  We offer our time and life management methodology in an electronic format within a complete Personal Information Management (PIM) system through the FranklinCovey PlanPlus™ Software offerings.  The software application can be used in conjunction with planning pages, electronic handheld organizers, and smart phones or used as a stand-alone planning and information management system.  The FranklinCovey PlanPlus™ Software permits users to generate and print data on FranklinCovey Planning Pages that can be inserted directly into the FranklinCovey Planner.  The program operates in the Windows® 95, 98, 2000, XP and Vista operating systems.  The FranklinCovey PlanPlus™ Software includes all necessary software, related tutorials and reference manuals.  FranklinCovey PlanPlus™ Software is also intended for our corporate clients that have already standardized on Microsoft® for group scheduling, but wish to make the FranklinCovey Planning System available to their employees without creating the need to support two separate systems.  As this kind of extension proves its value in the market, the FranklinCovey Planning Software extension model may be expanded to other platforms.

FranklinCovey PlanPlus™ is now also available in a web-based system called PlanPlus™ Online.  This latest offering allows customers to access the FranklinCovey Planning System from any web browser in the world.  It also includes nearly all of the planning features found in our desktop software products and some additional features, including sales management tools.  The software has both online planning tools and customer relationship management (CRM) tools.  This new online offering also allows customers with smart phones to access key information from any smart phone with a web browser, including the iPhone, Treo, Blackberry and Window Mobile devices.

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

Personal Development and Accessory Products. To supplement our principal products, we offer a number of accessories and related products, including third-party books, videotapes and audio cassettes focused on time management, leadership, personal improvement and other topics.  We also market a variety of content–based personal development products.  These products include books, audio learning systems such as multi-tape, CDs and workbook sets, CD-ROM software products, calendars and other specialty name brand items.  We offer numerous accessory forms through our Forms Wizard software, which allows customization of our more popular forms, including check registers, spreadsheets, stationery, mileage logs, maps, menu planners, shopping lists, and other information management and project planning forms. Our accessory products and forms are generally available in all the FranklinCovey Planner sizes.

Books.  The principles we teach in our curriculum have also been published in book, audiotape and CD formats.  Books to which the Company holds copyrights include The 7 Habits of Highly Effective People®, Principle–Centered Leadership, First Things First, The 7 Habits of Highly Effective Families, Nature of Leadership,Living the 7 Habits, The 8th Habit: From Effectiveness to Greatness, and the latest book, Everyday Greatness, all by Stephen R. Covey; The 10 Natural Laws of Time and Life Management,What Matters Most and The Modern Gladiator by Hyrum W. Smith; The Power Principle by Blaine Lee; The 7 Habits of Highly Effective Teens by Sean Covey; and Business Think by Dave Marcum and Steve Smith.  These books, as well as audiotape and CD audio versions of many of these products, and the products mentioned above are sold through general retail channels, as well as through our own catalog, e-commerce Internet site at www.franklincovey.com and retail stores.

Training and Consulting Services

We offer training and consulting services for organizations through a combination of assessment instruments, including the xQ™ (Execution Quotient™) Profile and the 7 Habits Profile, and training courses including FOCUS: Achieving Your Highest Priorities; The 4 Disciplines of Execution™; The 4 Roles of Leadership™; and The 7 Habits of Highly Effective People®.  We measure the impact of training investments for our clients through pre- and post- assessment profiles and return on investment analysis.  These services are marketed and delivered world-wide through our Organizational Solutions Business Unit (OSBU), which consists of consultants, selected through a competitive and demanding process, and sales professionals.

Training and Education Programs.  We offer a range of training programs designed to measurably improve the effectiveness of individuals and organizations.  Our programs are oriented to address personal, interpersonal, managerial and organizational needs.  In addition, we believe that our learning process provides an engaging and behavior-changing experience, which frequently generates additional business.  During fiscal 2007, approximately 500,000 individuals were trained using the Company’s curricula in our single and multiple–day workshops and seminars.  We also offer assessment tools to help organizational clients determine the effectiveness of implementing company goals.  The xQ Survey is an exclusive FranklinCovey assessment tool that gathers information, from an employee perspective, on how well organizational goals are understood and are being carried out.  The survey questions, administered through a Web-based system, probe for details to uncover underlying focus and teamwork barriers or issues.

Our single–day FOCUS: Achieving Your Highest Priorities workshop teaches productivity skills integrated with a planning system to help individuals clarify, focus on, and execute their highest priorities, both personally and professionally.  This seminar is conducted by our training consultants in corporate and public seminars throughout the United States and in many foreign countries.  It is also delivered by our clients’ certified in-house trainers for their employees.  The single-day The 4 Disciplines of Execution workshop helps managers identify the highest priorities for their teams and then lead those teams to execute tasks day-after-day.

We also deliver multiple-day workshops, primarily in the leadership area.  Included in these offerings is the three–day 7 Habits workshop based upon the material presented in The 7 Habits of Highly Effective People®.  The 7 Habits workshop provides the foundation for continued client relationships and the content and application tools are designed to be delivered deep into the client’s organization.  Additionally, a three–day 4 Roles of Leadership course is offered, which focuses on the managerial aspects of client needs.  FranklinCovey Leadership Week consists of a five–day session focused on materials from FranklinCovey's The 7 Habits of Highly Effective People® and The 4 Roles of Leadership courses.  FranklinCovey Leadership Week is reserved for supervisory level management of our corporate clients.  As a part of the week's agenda, executive participants plan and design strategies to successfully implement key organizational goals or initiatives.

In addition to providing consultants and presenters, we also train and certify client facilitators to teach selected FranklinCovey workshops within their organizations.  We believe client–facilitated training is important to our fundamental strategy of creating pervasive on-going client impact and revenue streams.  After having been certified, client facilitators can purchase manuals, profiles, planners and other products to conduct training workshops within their organization, generally without repeating the sales process.  This creates programs which have an on-going impact on our customers and which generate recurring revenues.  This is aided by the fact that curriculum content in one course leads the client to additional participation in other Company courses.  Since 1988, we have trained more than 20,000 client facilitators.  Client facilitators are certified only after graduating from one of our certification workshops and completing post–course certification requirements.

We also provide The 7 Habits of Highly Effective People® training course in online and CD-ROM versions.  The need for reaching more employees faster and less expensively are the key drivers behind the growth of e-learning in the marketplace.  The 7 Habits Online Edition addresses that need, offering a flexible alternative to classroom training.

Segment Information

To help us fulfill our mission of enabling greatness in people and organizations everywhere, we have organized our business in two segments: (1) the Consumer Solutions Business Unit (CSBU) designed to reach individual consumers and small businesses; and (2) the Organizational Solutions Business Unit (OSBU) designed to serve organizational clients.  The following table sets forth, for the periods indicated, the Company's sales from external customers for each of its operating segments (in thousands):

	2007	2006	2005
Consumer Solutions Business Unit
Retail Stores	$54,316	$62,156	$74,331
Consumer Direct	59,790	65,480	62,873
Wholesale	17,991	17,782	17,936
CSBU International	7,342	7,716	7,009
Other	5,565	4,910	3,757
Total CSBU	145,004	158,044	165,906
Organizational Solutions Business Unit
Domestic	81,447	71,595	70,572
International	57,674	48,984	47,064
Total OSBU	139,121	120,579	117,636
Total	$284,125	$278,623	$283,542

We market products and services to organizations, schools and individuals both domestically and internationally through FranklinCovey retail stores, our consumer direct channel (which includes call center operations, our Internet website at www.franklincovey.com, and public seminar programs), our organizational and educational sales forces and other distribution channels.  Our quarterly results of operations reflect seasonal trends that are primarily the result of customers who renew their FranklinCovey Planners on a calendar year basis.  Domestic training sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and vacation periods.  Additional financial information related to our operating segments, as well as geographical information can be found in the notes to our consolidated financial statements (Note 19).

Consumer Solutions Business Unit

We sell FranklinCovey products and other productivity tools to individual consumers primarily through our retail stores, through FranklinCovey consumer direct channels, through selected wholesale channels, and through international operations.

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

Retail store employees have also been engaged to proactively market to small businesses in the cities where they are located.  Their marketing efforts include calling upon small (fewer than 100 employees) businesses to offer productivity tools and training.   This out-bound selling effort has helped to stabilize declining revenues in the retail channel and provided access to FranklinCovey training and products to a business segment not traditionally marketed to through our sales force.

At August 31, 2007, FranklinCovey had 87 domestic retail stores located in 33 states.  We closed 2 retail stores in the United States during fiscal year 2007.  The Company anticipates that it may close additional stores in fiscal year 2008.  We also had 4 retail stores located in countries where we maintain direct operations at year-end.

Consumer Direct.  We sell products and services through catalog call center operations, Internet sales operations and public seminar programs.  We periodically mail catalogs to our clients, including a fall catalog, holiday catalogs, spring and summer catalogs timed to coincide with planner renewals.  Catalogs may be targeted to specific geographic areas or user groups as appropriate.  Catalogs are typically printed in full color with an attractive selling presentation highlighting product benefits and features.  We also market the FranklinCovey Planning System through our e-commerce Internet site at www.franklincovey.com.  Customers may order catalogs and other marketing materials as well as the Company’s product line through this Internet portal.

During fiscal 2001, we entered into a long-term contract with Electronic Data Systems (EDS) of Dallas, Texas, to provide a large part of our customer relationship management in servicing our Consumer Direct customers through our catalog and e-commerce operations.  We use EDS to maintain a client service department, which clients may call toll-free, from 6:00 a.m. to 7:00 p.m. MST, Monday through Friday, to inquire about a product or to place an order.  Through a computerized order entry system, client representatives have access to client preferences, prior orders, billings, shipments and other information on a real-time basis.  The customer service representatives have authority to immediately solve client service problems.  The integrated relationship management system provided by EDS allows orders from our customers to be processed through its warehousing and distribution systems.  Client information stored within the order entry system is also used for additional purposes, including target marketing of specific products to existing clients.  We believe that the order entry system helps assure client satisfaction through both rapid delivery and accurate order shipment.

Public seminars are planned and coordinated with training consultants by a staff of marketing and administrative personnel at our corporate offices.  Public seminars are delivered by our training consultants in more than 100 major metropolitan cities throughout the United States.  These seminars provide training for organizations and the general public and are also used as a marketing tool for attracting corporate and other institutional clients.  Corporate training directors are often invited to attend public seminars to preview the seminar content prior to engaging FranklinCovey to train in-house employees.  Smaller institutional clients often enroll their employees in public seminars when a private seminar is not cost effective.

Wholesale. We have created strategic alliances to sell our products through more than 9,900 retail office supply stores and department stores.  MeadWestvaco distributes our products to contract stationer businesses such as Office Express, Office Depot, Office Max and Staples, which sell office products through catalog order entry systems to businesses and organizations.  MeadWestvaco also represents FranklinCovey in the office superstore category by wholesaling the FranklinCovey Planning System to Staples, Office Depot and OfficeMax and represents us with Target Stores, for which we designed a specialty line of paper planning products branded under the “365 by FranklinCovey” under-brand label which is sold exclusively in their stores.  We also have a similar distribution agreement with Heritage Industries in which they manufacture, market and distribute selected products into Sam’s Club, Costco, and an under-brand label “DayOne by FranklinCovey” product line that is sold through WalMart stores.

CSBU International.  FranklinCovey also markets its products to clients in four countries where it maintains wholly owned product sales operations; Australia, Canada, Mexico and the United Kingdom.  Products are produced in styles and languages of the native countries and are sold through retail stores, catalog operations and through Internet portals.

Other CSBU Sales. Other CSBU sales include sales of printing services by FranklinCovey Printing, a wholly-owned subsidiary, miscellaneous licensing rights of FranklinCovey products and brands to various marketing customers, and sub-lease revenues from third-party tenants at our corporate headquarters campus.

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

2.
We conduct public seminars in more than 100 cities throughout the United States, where organizations can send their employees in smaller numbers.  These public seminars are also marketed directly to individuals through our catalog, e-commerce web-site, retail stores, and by direct mail.

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

Our domestic training operations are organized in geographic regional sales teams in order to assure that both the consultant and the client sales professional participate in the development of new business and the assessment of client needs.  Consultants are then entrusted with the actual delivery of content, seminars, processes and other solutions.  Consultants follow up with client service teams, working with them to develop lasting client impact and ongoing business opportunities.

We employ 111 sales professionals and business developers located in six major metropolitan areas throughout the United States who sell integrated offerings to institutional clients.  We also employ an additional 54 sales professionals and business developers outside of the United States in four countries.  Our sales professionals have selling experience prior to employment by the Company and are trained and evaluated in their respective sales territories.  Sales professionals typically call upon persons responsible for corporate employee training, such as corporate training directors or human resource officers.  Increasingly, sales professionals also call upon line leaders.  Our sales professionals work closely with training consultants in their territories to schedule and tailor seminars and workshops to meet specific objectives of institutional clients. FranklinCovey currently employs 110 training consultants in major metropolitan areas of the United States, with an additional 39 training consultants outside of the United States.  Our training consultants are selected from a large number of experienced applicants.  These consultants generally have several years of training and/or consulting experience and are known for their excellent presentation skills.  Once selected, the training consultant goes through a rigorous training program including multiple live presentations.  The training program ultimately results in the Company's certification of the consultant.

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

International Sales. We provide products, training and printing services internationally through Company-owned and licensed operations.  We have wholly-owned operations and offices in Australia, Canada, Japan, and the United Kingdom.  We also have licensed operations in Argentina, Austria, Bangladesh, Belgium, Bermuda, Brazil, Bulgaria, Chile, China, Colombia, Costa Rica, Croatia, Czech Republic, Cyprus, Denmark, Dominican Republic, Egypt, El Salvador, Estonia, Finland, France, Germany, Greece, Guatemala, Hong Kong, Hungary, India, Iceland, Indonesia, Israel, Italy, Kenya, Latvia, Lebanon, Lithuania, Luxembourg, Malaysia, Mexico, Nepal, Netherlands, Nicaragua, Nigeria, Norway, Panama, Peru, Philippines, Poland, Portugal, Puerto Rico, Romania, Russia, Serbia, Singapore, Slovak Republic, Slovenia, South Africa, South Korea, Spain, Sri Lanka, Sweden, Switzerland, Taiwan, Thailand, Trinidad/Tobago, Turkey, UAE, Ukraine, Uruguay, Venezuela, and Vietnam.  There are also licensee retail operations in Hong Kong and South Korea.  Our seven most popular books, The 7 Habits of Highly Effective People, Principle–Centered Leadership, The 10 Natural Laws of Time and Life Management,First Things First, The Power Principle, The 7 Habits of Highly Effective Families and The 7 Habits of Highly Effective Teens are currently published in multiple languages.   Financial information about our foreign operations is contained in Note 19 to our consolidated financial statements.

Strategic Distribution Alliances. We have created strategic alliances with third-party organizations in an effort to develop effective distribution of our products and services.  The principal distribution alliances currently maintained by FranklinCovey are: Simon & Schuster and Saint Martin’s Press in publishing books for the Company; Nightingale–Conant to market and distribute audio and video tapes of the Company's book titles; MeadWestvaco to market and distribute selected FranklinCovey Planners and accessories to the commercial and retail office supply channels and in to Target; PalmOne™ to serve as the official training organization for its PalmOne™ products; Agilix Labs in development of the PlanPlus™ Software; Microsoft in conjunction with PlanPlus™ marketing; and Heritage Travelware. Ltd. to manufacture, market and distribute selected FranklinCovey products to the retail office supply channels as well as to Sams Club, Costco and WalMart.

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

Competition

Training.  Competition in the performance skills organizational training and education industry is highly fragmented with few large competitors.  We estimate that the industry represents more than $7 billion in annual revenues and that the largest traditional organizational training firms have sales in the $100 million to $400 million range.  Based upon FranklinCovey's fiscal 2007 organizational sales of approximately $139 million, we believe we are a leading competitor in the organizational training and education market.  Other significant competitors in the training market are Development Dimensions International, Institute for International Research (IIR) (formerly Achieve Global and Zenger Miller), Organizational Dynamics Inc., Provant, Forum Corporation, EPS Solutions and the Center for Creative Leadership.

Products.  The paper-based time management and personal organization products market is intensely competitive and subject to rapid change.  FranklinCovey competes directly with other companies that manufacture and market calendars, planners, personal organizers, appointment books, diaries and related products through retail, mail order and other sales channels.  In this market, several competitors have strong name recognition. We believe our principal competitors include DayTimer, At–A–Glance and Day Runner.  We also compete with companies that market substitutes for paper-based products, such as electronic organizers, software, PIM’s and handheld computers. Many FranklinCovey competitors, particularly those providing electronic organizers or cell-phones with electronic organization capabilities, software-based management systems, and hand-held computers, have access to marketing, product development, financial and other resources significantly in excess of those available to FranklinCovey.  An emerging potential source of competition is the appearance of calendars and event-planning services available at no charge on the Web.  There is no indication that the current level of features has proven to be attractive to the traditional FranklinCovey planner customer as a stand-alone service, but as these products evolve and improve, they could pose a competitive threat.

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

Binders and totes are produced using leather, simulated leather, fabrics, and other synthetic materials. These binders and totes are produced by multiple product suppliers.  We currently enjoy good relations with our suppliers and vendors and do not anticipate any difficulty in obtaining the required binders, totes and materials needed for our business.  We have implemented special procedures to ensure a high standard of quality for our products, most of which are manufactured by suppliers in the United States, Europe, Canada, Korea, Mexico and China.

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

We expense in the same year incurred part of the costs to develop new curricula and products.  Curriculum costs are only capitalized when a course is developed that will result in significant future benefits or when there is a major revision to a course or course materials.  Our research and development expenditures totaled $3.3 million, $2.3 million, and $2.2 million in fiscal years 2007, 2006, and 2005 respectively, and we capitalized certain development costs totaling $5.1 million, $4.0 million, and $2.2 million respectively, for the same years.

Trademarks, Copyrights and Intellectual Property

We seek to protect our intellectual property through a combination of trademarks, copyrights and confidentiality agreements.  We claim rights for 128 trademarks in the United States and have obtained registration in the United States and many foreign countries for many of our trademarks, including FranklinCovey, The 7 Habits of Highly Effective People, Principle–Centered Leadership, The 4 Disciplines of Execution, FranklinCovey Planner, PlanPlus, The 7 Habits, and The 8th Habit.  We consider our trademarks and other proprietary rights to be important and material to our business.  Each of the marks set forth in italics above is a registered mark or a mark for which protection is claimed.

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

Employees

As of August 31, 2007, FranklinCovey had approximately 1,425 full and part-time associates, including 835 in sales, marketing and training; 315 in customer service and retail; 90 in production operations and distribution; and 185 in administration and support staff. During fiscal 2002, the Company outsourced a significant part of its information technology services, customer service, distribution and warehousing operations to EDS. A number of the Company’s former employees involved in these operations are now employed by EDS to provide those services to FranklinCovey.  None of our associates are represented by a union or other collective bargaining group.  Management believes that its relations with its associates are good and we do not currently foresee a shortage in qualified personnel needed to operate our business.

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

ITEM 1A.  RISK FACTORS

Our business environment, current domestic and international economic conditions, and other specific risks may affect our future business decisions and financial performance.  The matters discussed below may cause our future results to differ from past results or those described in forward-looking statements and could have a material adverse effect on our business, financial condition, liquidity, results of operations, and stock price, and should be considered in evaluating our company.

The following list of potential risks does not contain the only risks currently facing us.  Additional business risks and uncertainties that are not presently known to us or that are not currently believed to be material may also harm our business operations and financial results in future periods.

We operate in intensely competitive industries

The training and consulting industry and personal organizer industry are intensely competitive with relatively easy entry.  Competitors continually introduce new programs and products that may compete directly with our offerings or that may make our offerings uncompetitive or obsolete.  Larger and better capitalized competitors may have superior abilities to compete for clients and skilled professionals, reducing our ability to deliver quality work to our clients.  In addition, one or more of our competitors may develop and implement training courses or methodologies that may adversely affect our ability to sell our curricula and products to new clients.  Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully deliver client work or products.

We have experienced net losses in recent fiscal years and we may not be able to maintain consistent profitability

Although we reported net income in fiscal 2007 and fiscal 2006, we have experienced significant net losses in recent years and we cannot assure you that we will maintain consistently profitable operations.

During previous years we have faced numerous challenges that have affected our operating results.  Specifically, we have experienced, and may continue to experience the following:

•	Declining traffic in our retail stores and consumer direct channel
•	Risk of excess and obsolete inventories
•	Operating expenses that, as a percentage of sales, have exceeded our desired business model
•	Costs associated with exiting unprofitable or underperforming retail stores

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

If we do not achieve the appropriate cost structure our profitability could decrease

Our future success and profitability depend in part on our ability to achieve the appropriate cost structure and be efficient in the highly competitive training, consulting, and personal organizer industries.  We regularly monitor our operating costs and develop initiatives and business models that impact our operations and are designed to improve our profitability.  Our recent initiatives have included redemptions of preferred stock, reconfiguration of our printing operations, exiting non-core businesses, asset sales, headcount reductions, and other internal initiatives designed to reduce our operating costs.  If we do not achieve targeted business model cost levels and manage costs and processes to achieve additional efficiencies, our competitiveness and profitability could decrease.

Our results of operations are materially affected by economic conditions, levels of business activity, and other changes experienced by our clients

Uncertain economic conditions may affect our clients’ businesses and their budgets for training, consulting, and related products.  Such economic conditions and budgeted spending are influenced by a wide range of factors that are beyond our control and that we have no comparative advantage in forecasting.  These conditions include:

•	The overall demand for training, consulting, and our related products
•	Conditions and trends in the training and consulting industry
•	General economic and business conditions
•	General political developments, such as the war on terrorism, and their impacts upon our business both domestically and internationally
•	Natural or man-made disasters

A prolonged economic downturn, particularly in the United States, could increase these effects on our business.

In addition, our business tends to lag behind economic cycles and, consequently, the benefits of an economic recovery following a period of economic downturn may take longer for us to realize than other segments of the economy.

Our product sales may continue to decline and result in changes to our profitability

In recent years, our product sales have declined.  These product sales, which are primarily delivered through our retail stores, consumer direct channels (primarily catalog call center and eCommerce), wholesale, and government product channels, have historically been very profitable for us.  However, due to recent sales declines, we have reevaluated our product business and have taken steps to restore its profitability.  These initiatives have included retail store closures, active efforts to transition catalog customers to our eCommerce site, outsourcing our government products channel, and increasing our business through wholesale channels.  However, these initiatives may also result in decreased gross margins on our product sales if lower-margin wholesale sales increase.  If product sales continue to decline or gross margins on these sales decline, our product sales strategies may not be adequate to return our product delivery channels to past profitability levels.

Our work with governmental clients exposes us to additional risks that are inherent in the government contracting process

Our clients include national, provincial, state and local governmental entities and our work with these governmental entities has various risks inherent in the government contracting process.  These risks include, but are not limited to, the following:

•
Government entities typically fund projects through appropriated monies.  While these projects are often planned and executed as multi-year projects, the government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and at their convenience. Changes in government or political developments could result in changes in scope or in termination of our projects.

•
Government entities often reserve the right to audit our contract costs, including allocated indirect costs, and conduct inquiries and investigations of our business practices with respect to our government contracts. If the governmental entity finds that the costs are not reimbursable, then we will not be allowed to bill for these costs, or the cost must be refunded to the client if it has already been paid to us. Findings from an audit also may result in our being required to prospectively adjust previously agreed rates for our work and may affect our future margins.

•
If a government client discovers improper activities in the course of audits or investigations, we may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government.  The inherent limitations of internal controls may not prevent or detect all improper or illegal activities, regardless of their adequacy.

•	Political and economic factors such as pending elections, revisions to governmental tax policies and reduced tax revenues can affect the number and terms of new government contracts signed.

The occurrences or conditions described above could affect not only our business with the particular governmental agency involved, but also our business with other agencies of the same or other governmental entities.  Additionally, because of their visibility and political nature, government projects may present a heightened risk to our reputation.  Any of these factors could have a material adverse effect on our business or our results of operations.

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

Our cash balances have significantly decreased, which may reduce our ability to adequately respond to future adverse changes in our business and operations

During the year ended August 31, 2007, we utilized substantially all of our available cash on hand combined with proceeds from a newly acquired line of credit to redeem all of the remaining outstanding shares of Series A preferred stock.  As a consequence of this transaction, our cash balances have significantly decreased, which may reduce our ability to adequately respond to future adverse changes in our business and operations, whether anticipated or unanticipated.

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

Our global operations pose complex management, foreign currency, legal, tax, and economic risks, which we may not adequately address

We have Company-owned offices in Australia, Canada, Japan, Mexico, and the United Kingdom.  We also have licensed operations in numerous other foreign countries.  As a result of these foreign operations and their growing impact upon our results of operations, we are subject to a number of risks, including:

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

We may experience foreign currency gains and losses

Our sales outside of the United States totaled $65.0 million, or 23 percent of total sales, for the year ended August 31, 2007.  As our international operations continue to grow and become a larger component of our overall financial results, our revenues and operating results may be adversely affected when the dollar strengthens relative to other currencies and may be positively affected when the dollar weakens.  In order to manage a portion of our foreign currency risk, we make limited use of foreign currency derivative contracts to hedge certain transactions and translation exposure.  There can be no guarantee that our foreign currency risk management strategy will be effective in reducing the risks associated with foreign currency transactions and translation.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business

Because we provide services to clients in many countries, we are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy and labor relations.  Violations of these regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation.  Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations.  Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.

Legislation related to certain non-U.S. corporations has been enacted in various jurisdictions in the United States.  Additional legislative proposals remain under consideration in various legislatures which, if enacted, could limit or even prohibit our eligibility to be awarded state or Federal government contracts in the United States in the future.  Changes in laws and regulations applicable to foreign corporations could also mandate significant and costly changes to the way we implement our services and solutions.  These changes could threaten our ability to continue to serve certain markets.

In many parts of the world, including countries in which we operate, practices in the local business community might not conform to international business standards and could violate anticorruption regulations, including the U.S. Foreign Corrupt Practices Act, which prohibits giving anything of value intended to influence the awarding of government contracts.  Although we have policies and procedures to ensure legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these requirements.  Violations of these regulations could subject us to criminal or civil enforcement actions, including fines and suspension or disqualification from U.S. federal procurement contracting, any of which could have a material adverse effect on our business.

We could have liability or our reputation could be damaged if we do not protect client data or if our information systems are breached

We are dependent on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information.  We are also required at times to manage, utilize and store sensitive or confidential client or employee data.  As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the various U.S. federal and state laws governing the protection of health or other individually identifiable information.  If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution.  Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients.

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

Our training contracts could be unprofitable if our pricing structures do not accurately anticipate the cost and complexity of performing our work

We negotiate pricing terms with our clients utilizing a range of pricing structures and conditions.  Depending on the particular contract, these include time-and-materials pricing, fixed-price pricing, and contracts with features of both of these pricing models.  Our pricing is highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate or used ineffectively.  If we do not accurately estimate the costs and timing for completing projects, our contracts could prove unprofitable for us or yield lower profit margins than anticipated.  In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings in connection with the performance of such work, including delays caused by factors outside our control, could make our training contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.

If we are unable to attract, retain, and motivate high-quality employees, including training consultants and other key training representatives, we will not be able to compete effectively and will not be able to grow our business

Due to our reliance on customer satisfaction, our overall success and ability to grow are dependent, in part, on our ability to hire, retain, and motivate sufficient numbers of talented people with the necessary skills needed to serve clients and grow our business.  The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have a serious adverse effect on us, including our ability to obtain and successfully complete important client engagements and thus maintain or increase our sales.

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

We have only a limited ability to protect our intellectual property rights, which are important to our success

Our financial success depends, in part, upon our ability to protect our proprietary training methodologies, product designs, and other intellectual property.  The existing laws of some countries in which we provide services might offer only limited protection of our intellectual property rights.  To protect our intellectual property, we rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights.  The steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights, especially in foreign jurisdictions.

The loss of proprietary methodologies or the unauthorized use of our intellectual property may create greater competition, loss of revenue, adverse publicity, and may limit our ability to reuse that intellectual property for other clients.  Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

Our strategy of outsourcing certain functions and operations may fail to reduce our costs for these services

We have an outsourcing contract with Electronic Data Systems (EDS) to provide warehousing, distribution, information systems, and call center operations.  Under terms of the outsourcing contract and its addendums, EDS operates our primary call center, provides warehousing and distribution services, and supports our various information systems.  Due to the nature of our outsourced operations, we are unable to exercise the same level of control over outsourced functions and the actions of EDS employees in outsourced roles as our own employees.  As a result, the inherent risks associated with these outsourced areas of operation may be increased.

Certain components of the outsourcing agreement contain minimum activity levels that we must meet or we will be required to pay penalty charges.  If these activity levels are not achieved, we may not realize anticipated benefits from the EDS outsourcing agreement in these areas.

Our outsourcing contracts with EDS also contain early termination provisions that we may exercise under certain conditions.  However, in order to exercise the early termination provisions, we would have to pay specified penalties to EDS depending upon the circumstances of the contract termination.

We have significant intangible asset balances that may be impaired if cash flows from related activities decline

At August 31, 2007 we had $75.9 million of intangible assets, which were primarily generated from the fiscal 1997 merger with the Covey Leadership Center.  These intangible assets are evaluated for impairment based upon cash flows (definite-lived intangible assets) and estimated royalties from revenue streams (indefinite-lived intangible assets).  Although our current sales and cash flows are sufficient to support the carrying basis of these intangibles, if our sales and corresponding cash flows decline, we may be faced with significant asset impairment charges that would have an adverse impact upon our profit margin.

Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services

If we fail to meet our contractual obligations, fail to disclose our financial or other arrangements with our alliance partners or otherwise breach obligations to clients, or if our subcontractors dispute the terms of our agreements with them, we could be subject to legal liability.  We may enter into non-standard agreements because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines.  We may also find ourselves committed to providing services that we are unable to deliver or whose delivery will cause us financial loss.  If we cannot, or do not perform our obligations, we could face legal liability and our contracts might not always protect us adequately through limitations on the scope of our potential liability.  If we cannot meet our contractual obligations to provide solutions and services, and if our exposure is not adequately limited through the terms of our agreements, then we might face significant legal liability and our business could be adversely affected.

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

We are the creditor for a management common stock loan program that may not be fully collectible

We are the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock.  For further information regarding our management common stock loan program, refer to Note 10 to our consolidated financial statements as found in Item 8 of this Annual Report on Form 10-K.  Our inability to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

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

A natural or man-made disaster could have a material adverse effect on our business

We have products and training materials manufactured at numerous sites located around the world.  However, a significant portion of our products (especially paper products) are manufactured and shipped from facilities located in Salt Lake City, Utah.  In the event that these facilities were severely damaged or destroyed as a result of a natural or man-made disaster, we would be forced to rely solely on third-party manufacturers.  Such an event could disrupt our ability to produce and ship products which could lead to a material adverse impact on our business prospects, results of operations, and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

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
Salt Lake City, Utah (7 buildings) – all leased

Organizational Solutions Business Unit
Regional Sales Offices:
United States (6 locations) – all leased

International Administrative/Sales Offices:
Canada (1 location) – owned
Asia Pacific (4 locations) – all leased
England (1 location) – leased

International Distribution Facilities:
Canada (1 location) – owned
Asia Pacific (3 locations) – all leased
England (1 location) – leased

Consumer Solutions Business Unit
Retail Stores:
United States (87 locations in 33 states) – all leased
Mexico (3 locations) – all leased
       Canada (1 location) - owned

Manufacturing Facilities:
Salt Lake City, Utah (at corporate headquarters) – leased

International Administrative/Sales Office:
Mexico (1 location) – leased

International Distribution Facility:
Mexico (1 location) – leased

A significant portion of our corporate headquarters campus is subleased to several unrelated entities.

We lease space for retail locations in areas of high shopper density and where we believe that our operations will attract customers.  Our domestic retail stores average 1,900 square feet each to provide a comfortable shopping experience for our clients.  We also lease space for regional and international administrative and sales offices in locations that are conducive for such operations.  We consider our existing facilities to be in good condition and suitable for our current and anticipated level of operations in the upcoming fiscal year.

Significant developments related to our properties during fiscal 2007 consisted of the following:

•
During fiscal 2007, we completed a project to reconfigure our printing operations to improve our printing services’ efficiency, reduce operating costs, and improve our printing services’ flexibility in order to increase external printing service sales.  Our reconfiguration plan included moving our printing operations a short distance from its existing location to our corporate headquarters campus and the sale of the manufacturing facility and certain printing presses.  We completed the sale of the manufacturing facility during the second quarter of fiscal 2007.  The sale price was $2.5 million and, after deducting customary closing costs, the net proceeds to the Company from the sale totaled $2.3 million in cash.  The carrying value of the manufacturing facility at the date of sale was $1.1 million and accordingly, we recognized a $1.2 million gain on the sale of the manufacturing facility.

•	During fiscal 2007, we closed 2 domestic retail store locations and may close additional retail locations during fiscal 2008 and future periods.
•
We sold our wholly-owned subsidiary in Brazil and our training operations in Mexico during the fourth quarter of fiscal 2007 and exited certain leased space in those countries.  Our product sales business in Mexico was transferred to the Consumer Solutions Business Unit during fiscal 2007 and continues to operate under our direction.

ITEM 3.  LEGAL PROCEEDINGS

In August 2005, EpicRealm Licensing (EpicRealm) filed an action in the United States District Court for the Eastern District of Texas against the Company for patent infringement.  The action alleges that FranklinCovey infringed upon two of EpicRealm’s patents directed to managing dynamic web page requests from clients to a web server that in turn uses a page server to generate a dynamic web page from content retrieved from a data source.  The Company denies the patent infringement and believes that the EpicRealm claims are invalid.  The claim filed by EpicRealm has not specified relief or damages at this time.  This litigation is still in the discovery phase and the Company continues to vigorously defend this matter.

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

The Company is also the subject of certain other legal actions, which we consider routine to our business activities.  At August 31, 2007, we believe that, after consultation with legal counsel, any potential liability to the Company under such actions will not materially affect our financial position, liquidity, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended August 31, 2007.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

FranklinCovey’s common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “FC.”  The following table sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported on the NYSE Composite Tape, for the fiscal years ended August 31, 2007 and 2006.

	High	Low
Fiscal Year Ended August 31, 2007:
Fourth Quarter	$ 8.99	$ 6.97
Third Quarter	9.01	7.10
Second Quarter	8.15	5.66
First Quarter	6.18	4.96

Fiscal Year Ended August 31, 2006:
Fourth Quarter	$ 8.37	$ 5.16
Third Quarter	9.79	7.00
Second Quarter	7.79	6.00
First Quarter	7.35	6.42

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2007 and 2006.  We currently anticipate that we will retain all available funds to repay our line of credit obligation, finance future growth and business opportunities, and to purchase shares of our common stock.  We do not intend to pay cash dividends on our common stock in the foreseeable future.

As of November 1, 2007, the Company had 19,476,426 shares of common stock outstanding, which were held by 413 shareholders of record.

Purchases of Common Stock

The following table summarizes Company purchases of common stock during the fiscal quarter ended August 31, 2007:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
Common Shares:
June 3, 2007 to July 7, 2007	-		$-	none	$2,413

July 8, 2007 to August 4, 2007	7,396	(2)	8.62	none	2,413

August 5, 2007 to August 31, 2007	-		-	none	2,413	(1)

Total Common Shares	7,396		$8.62	none

Total Preferred Shares	none(3)		none

(1)
In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock.  All previous authorized common stock purchase plans were canceled.  Following the approval of this common stock purchase plan, we have purchased a total of 1,009,300 shares of our common stock for $7.6 million through August 31, 2007.

(2)	Shares were received from an employee of the Company as consideration to exercise stock options and were valued based upon the closing share price of our common stock on the date of exercise.
(3)
On April 4, 2007, we redeemed all of the remaining outstanding shares of Series A preferred stock at the liquidation preference of $25.00 per share plus accrued dividends through the redemption date.  Following this redemption of preferred stock, we have no shares of Series A or Series B preferred stock outstanding and no further preferred stock dividend obligations.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return indexed to August 31, 2002, calculated on a dividend reinvested basis, for the five fiscal years ended August 31, 2007, for Franklin Covey common stock, the S&P SmallCap 600 Index and the S&P Diversified Commercial Services Index.  The Company was previously included in the S&P 600 SmallCap Index and was assigned to the S&P Diversified Commercial and Professional Services Index within the S&P 600 SmallCap Index.  The Company believes that if it were included in an index it would be included in the indices where it was previously listed.  The Diversified Commercial Services Index consists of 7 companies similar in size and nature to Franklin Covey.  The Company is no longer a part of the S&P 600 SmallCap Index but believes that the S&P 600 SmallCap Index and the Diversified Commercial Services Index continues to provide appropriate benchmarks with which to compare our stock performance.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of Franklin Covey and the related footnotes as found in Item 8 of this report on Form 10-K.

August 31,	2007	2006	2005	2004	2003
In thousands, except per share data

Income Statement Data:
Net sales	$284,125	$278,623	$283,542	$275,434	$307,160
Income (loss) from operations	18,084	14,046	8,443	(9,064)	(47,665)
Net income (loss) before income taxes	15,665	13,631	9,101	(8,801)	(47,790)
Income tax benefit (provision)(1)	(8,036)	14,942	1,085	(1,349)	2,537
Net income (loss)(1)	7,629	28,573	10,186	(10,150)	(45,253)
Net income (loss) available to common shareholders(1)	5,414	24,188	(5,837)	(18,885)	(53,988)

Earnings (loss) per share:
Basic	$.28	$1.20	$(.34)	$(.96)	$(2.69)
Diluted	$.27	$1.18	$(.34)	$(.96)	$(2.69)

Balance Sheet Data:
Total current assets	$70,103	$87,120	$105,182	$92,229	$110,057
Other long-term assets	14,441	12,249	9,051	7,305	10,472
Total assets	196,631	216,559	233,233	227,625	262,146

Long-term obligations	35,178	35,347	46,171	13,067	15,743
Total liabilities	95,712	83,210	100,407	69,146	84,479

Preferred stock(2)	-	37,345	57,345	87,203	87,203
Shareholders’ equity	100,919	133,349	132,826	158,479	177,667

(1)	Net income in fiscal 2006 includes the impact of deferred tax asset valuation allowance reversals totaling $20.3 million.
(2)	During fiscal 2007, we redeemed all remaining outstanding shares of Series A preferred stock at its liquidation preference of $25 per share plus accrued dividends.

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

FranklinCovey believes that great organizations consist of great people who form great teams that produce great results.  To achieve great results, we seek to improve the effectiveness of organizations and individuals and we are a worldwide leader in providing integrated learning and performance solutions to organizations and individuals that are designed to enhance leadership, strategic execution, productivity, sales force effectiveness, communications, and other skills.  Each solution may include products and services that encompass training and consulting, assessment, and various application tools that are generally available in electronic or paper-based formats.  Our products and services are available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com.  Historically, our best-known offerings include the FranklinCovey Planner™, and a suite of individual-effectiveness and leadership-development training products based on the best-selling book The 7 Habits of Highly Effective People.  We also offer a range of training and assessment products to help organizations achieve superior results by focusing and executing on top priorities, building the capability of knowledge workers, and aligning business processes. These offerings include the popular workshop FOCUS: Achieving Your Highest Priorities™, The 4 Disciplines of Execution™, The 4 Roles of Leadership™, Building Business Acumen: What the CEO Wants You to Know™, the Advantage Series communication workshops, and the Execution Quotient (xQ™) organizational assessment tool.

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2007, fiscal 2006, and fiscal 2005, refers to the twelve-month periods ended August 31, 2007, 2006, and 2005.

Key factors that influence our operating results include the number of organizations that are active customers; the number of people trained within those organizations; the sale of personal productivity tools (including FranklinCovey Planners, binders, electronic planning devices, and other related products); the availability of budgeted training spending at our clients and prospective clients, which is significantly influenced by general economic conditions; and our ability to manage operating costs necessary to develop and provide meaningful training and products to our clients.

RESULTS OF OPERATIONS

Overview of Fiscal 2007

Our fiscal 2007 operating results reflected year-over-year improvement compared to fiscal 2006 and continued the trend of improving operating results that began in prior years.  Our consolidated sales increased $5.5 million to $284.1 million, compared to $278.6 million in fiscal 2006.  The increase in sales was due to improved training and consulting service sales, which offset declining product sales.  For the year ended August 31, 2007, we reported income from operations of $18.1 million compared to $14.0 million in fiscal 2006, and our income before taxes increased to $15.7 million compared to $13.6 million in fiscal 2006.  However, due primarily to the reversal of valuation allowances on our deferred income tax assets in fiscal 2006, which favorably impacted our reported income taxes by $20.4 million (refer to the discussion below) and changes in our effective tax rate, our net income available to shareholders declined to $5.4 million in fiscal 2007 compared to $24.2 million in the prior year.  The changes in our effective income tax rate offset reduced preferred stock dividends resulting from the redemption of all remaining outstanding shares of preferred stock during the third quarter of fiscal 2007.

The following information is intended to provide an overview of the primary factors that influenced our financial results for the fiscal year ended August 31, 2007:

•
Sales Performance– Our consolidated sales increased $5.5 million compared to the prior year on the strength of improved training and consulting service sales.  Our training and consulting services sales increased by $15.3 million compared to fiscal 2006, which was attributable to improvements in both domestic and international delivery channels.  Increased training and consulting service sales were partially offset by continuing declines in product sales.  Our overall product sales declined by $9.8 million, primarily due to performance in our retail stores and consumer direct channels.

•
Gross Profit– Consolidated gross profit increased $7.0 million to $174.4 million, compared to $167.4 million in fiscal 2006.  The increase was due to increased training and consulting services sales during fiscal 2007, which also favorably affected our gross margin percentage compared to the prior year.

•
Operating Costs– Our operating costs increased by $4.2 million compared to fiscal 2006, not including the impact of the sale of a manufacturing facility.  The increase in operating costs was attributable to a $4.5 million increase in selling, general, and administrative expenses, which was primarily due to increased commissions and related compensation expense from improved training and consulting service sales.  Increased SG&A costs were partially offset by a $0.1 million decrease in depreciation expense, and a $0.2 million decline in amortization expense.  During fiscal 2007, we sold a manufacturing facility that was previously used for printing operations and recognized a $1.2 million gain from the sale, which improved our income from operations compared to the prior year.

•
Income Taxes – Our income tax provision for fiscal 2007 totaled $8.0 million compared to a tax benefit of $14.9 million in fiscal 2006.  The comparability of our current year income tax expense was primarily affected by the determination during the fourth quarter of fiscal 2006 to reverse substantially all of the valuation allowances on our deferred income tax assets.  Prior to the reversal of these valuation allowances, our income tax provisions were affected by reductions in our deferred income tax valuation allowance as we utilized net operating loss carryforwards.  The fiscal 2006 income tax provision was further reduced by the reversal of tax contingency reserves during the third quarter of that year.  No material corresponding reversals of valuation allowance or tax contingency reserves occurred during fiscal 2007.  Our effective tax rate for the year ended August 31, 2007 of approximately 51 percent was higher than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.  Since the Company is currently utilizing net operating loss carryforwards, we are unable to reduce our domestic tax liability through the use of foreign tax credits, which normally result from the payment of foreign withholding taxes.

•
Preferred Stock Redemption– During the third quarter of fiscal 2007, we used substantially all of our cash on hand, combined with proceeds from a newly obtained $25.0 million line of credit, to redeem all of our remaining preferred stock.  The final redemption of preferred stock totaled $37.3 million and as a result of this redemption we will have no further preferred stock dividend obligation.  We believe that the redemption of our preferred stock and elimination of the corresponding dividend obligation will improve our reported net income and cash flows in future periods.

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items through income before income taxes in our consolidated income statements:

YEAR ENDED AUGUST 31,	2007	2006	2005
Product sales	51.5%	56.1%	59.0%
Training and consulting services sales	48.5	43.9	41.0
Total sales	100.0	100.0	100.0

Product cost of sales	23.4	25.3	27.2
Training and consulting services cost of sales	15.2	14.6	13.3
Total cost of sales	38.6	39.9	40.5
Gross profit	61.4	60.1	59.5

Selling, general, and administrative	52.5	52.0	52.3
Gain on sale of manufacturing facility	(0.4)	-	-
Depreciation	1.6	1.7	2.7
Amortization	1.3	1.4	1.5
Total operating expenses	55.0	55.1	56.5
Income from operations	6.4	5.0	3.0

Interest income	0.3	0.5	0.3
Interest expense	(1.2)	(0.9)	(0.3)
Recovery from legal settlement	-	0.3	-
Gain on disposal of investment in unconsolidated subsidiary	-	-	0.2
Income before income taxes	5.5%	4.9%	3.2%

Segment Review

We have two reporting segments:  the Consumer Solutions Business Unit (CSBU) and the Organizational Solutions Business Unit (OSBU).  The following is a brief description of these segments and their primary operating activities.

Consumer Solutions Business Unit– This business unit is primarily focused on sales of products to individual customers and small business organizations and includes the results of our domestic retail stores, consumer direct operations (primarily eCommerce, call center, and public programs), wholesale operations, international product channels in certain countries, and other related distribution channels, including government product sales and domestic printing and publishing sales.  The CSBU results of operations also include the financial results of our paper planner manufacturing operations.  Although CSBU sales primarily consist of products such as planners, binders, software, totes, and related accessories, virtually any component of our leadership, productivity, and strategy execution solutions may be purchased through our CSBU channels.

Organizational Solutions Business Unit– The OSBU is primarily responsible for the development, marketing, sale, and delivery of strategic execution, productivity, leadership, sales force performance, and communication training and consulting solutions directly to organizational clients, including other companies, the government, and educational institutions.  The OSBU includes the financial results of our domestic sales force and certain international operations.  The domestic sales force is responsible for the sale and delivery of our training and consulting services in the United States.  Our international sales group includes the financial results of our wholly-owned foreign offices and royalty revenues from licensees.

The following table sets forth sales data by category and for our operating segments for the periods indicated.  For further information regarding our reporting segments and geographic information, refer to Note 19 to our consolidated financial statements as found in Item 8 of this report on Form 10-K (in thousands).

YEAR ENDED AUGUST 31,	2007	Percent change from prior year	2006	Percent change from prior year	2005
Sales by Category:
Products	$146,417	(6)	$156,205	(7)	$167,179
Training and consulting services	137,708	12	122,418	5	116,363
	$284,125	2	$278,623	(2)	$283,542

Consumer Solutions Business Unit:
Retail stores	$54,316	(13)	$62,156	(16)	$74,331
Consumer direct	59,790	(9)	65,480	4	62,873
Wholesale	17,991	1	17,782	(1)	17,936
CSBU International	7,342	(5)	7,716	10	7,009
Other CSBU	5,565	13	4,910	31	3,757
	145,004	(8)	158,044	(5)	165,906
Organizational Solutions Business Unit:
Domestic	81,447	14	71,595	1	70,572
International	57,674	18	48,984	4	47,064
	139,121	15	120,579	3	117,636
Total net sales	$284,125	2	$278,623	(2)	$283,542

FISCAL 2007 COMPARED TO FISCAL 2006

Sales

Product Sales– Overall product sales, which primarily consist of planners, binders, totes, software and related accessories that are generally sold through our CSBU channels, declined $9.8 million, or six percent, compared to fiscal 2006.  The decline in overall product sales was primarily due to continuing decreases in retail store sales and declining sales through our consumer direct channels when compared to prior periods.  The following is a description of sales performance in our various CSBU channels for the year ended August 31, 2007:

•
Retail Sales– The $7.8 million decline in retail sales was primarily due to the impact of closed stores, reduced sales of technology and specialty products, and decreased store traffic.  Based upon various analyses, we closed certain retail store locations in late fiscal 2006 and during fiscal 2007, which had a $4.6 million unfavorable impact on our overall retail sales in fiscal 2007.  Due to declining demand for electronic handheld planning products, we decided to exit the low margin handheld device and accessories business, which reduced retail sales by $2.1 million compared to the prior year.  For the remaining retail stores, the decline in sales was primarily due to reduced traffic, or consumers entering our retail locations.  Our retail store traffic declined by approximately 12 percent from fiscal 2006 and resulted in decreased sales of “core” products (e.g. planners, binders, totes, and accessories) compared to the prior year.  These factors combined to produce a six percent decline in year-over-year comparable store (stores which were open during the comparable periods) sales in fiscal 2007 as compared to fiscal 2006.  At August 31, 2007, we were operating 87 domestic retail locations compared to 89 locations at August 31, 2006.

•
Consumer Direct– Sales through our consumer direct channels decreased $5.7 million, primarily due to a decline in the conversion rate of customers visiting our website, decreased consumer traffic through the call center channel, and decreased public seminar sales.  Although visits to our website increased from the prior year, the conversion of those visits to sales decreased to 6.0 percent in fiscal 2007 compared from 6.8 percent in fiscal 2006.  We believe that the increase in customer visits and decrease in conversion rate is primarily a function of the increase in promotionally oriented shoppers, or those who visit the website frequently, but only purchase when desired products are on sale.  Declining consumer traffic through the call center channel continues a long-term trend and decreased by approximately four percent, which we believe is primarily a result of the transition of customers to our website.  Public seminar sales decreased $1.4 million due to fewer scheduled events and decreased participation in those seminars.

•
Wholesale Sales – Sales through our wholesale channel, which includes sales to office superstores and other retail chains, were up approximately one percent over the prior year.  The increase was primarily due to an increase in the number of retail outlets serviced through our wholesale channel and increased demand for our products in those locations.

•
CSBU International – This channel includes the product sales of our directly owned international offices in Canada, the United Kingdom, Mexico, and Australia.  Sales performance through these channels decreased slightly compared with the prior year.  We separated the product sales operations from the OSBU in these international locations during fiscal 2007 to utilize existing product sales and marketing expertise in an effort to improve overall product sales performance at these offices.

•
Other CSBU Sales – Other CSBU sales primarily consist of domestic printing and publishing sales and building sublease revenues.  The increase in other CSBU sales was primarily due to improved external domestic printing sales, which increased $0.4 million compared to the prior year.  The increase was due to additional printing contracts obtained during fiscal 2007.  In fiscal 2007, we reported $2.1 million of sublease revenues as a component of product sales in our consolidated financial statements compared to $1.9 million in the prior year.

Training and Consulting Services– We offer a variety of training courses, training related products, and consulting services focused on leadership, productivity, strategy execution, sales force performance, and effective communications that are provided both domestically and internationally through the OSBU.  Our consolidated training and consulting service sales increased $15.3 million compared to the prior year and maintained the favorable momentum in training and consulting sales that began in fiscal 2005.  Training and consulting service sales performance during fiscal 2007 was primarily influenced by the following factors in our OSBU divisions:

•
Domestic– Our domestic training, consulting, and related sales reported through the OSBU continued to show improvement over the prior year and increased by $9.9 million, or 14 percent.  The improvement was primarily due to the December 2006 launch of our new course, Leadership:  Great Leaders, Great Teams, Great Results and increased sales in our individual effectiveness product lines, which contain our signature course based upon principles found in The Seven Habits of Highly Effective People.  Our execution product lines, which are primarily based on our 4 Disciplines of Execution curriculum and our Helping Clients Succeed sales training program also showed year over year improvements and contributed to improved training and consulting service sales.

Generally, our training programs and consulting services continue to gain widespread acceptance in the marketplace and all five of our geographic regions generated increased year-over-year sales.  Furthermore, the number of training and coaching days delivered increased 23 percent and the average revenue per day received increased six percent.  Sales of training materials to our client facilitators also improved over the prior year.  Our current outlook for fiscal 2008 remains strong.  We believe that the introduction of new programs and refreshed existing programs will continue to have a favorable impact on training and consulting service sales in future periods.  For instance, we have developed an interactive training tool based on The Seven Habits of Highly Effective People, which will be released to the general public during fiscal 2008.

•
International – International sales increased $8.7 million compared to fiscal 2006.  Sales from our wholly-owned foreign offices and royalty revenues from third-party licensees all grew compared to fiscal 2006.  The translation of foreign sales to the United States dollar also helped to improve reported sales and had a $0.6 million favorable impact on our consolidated sales as certain foreign currencies strengthened against the United States dollar during the year ended August 31, 2007.  Our wholly-owned subsidiary in Japan generated the largest year-over-year improvement, and grew its revenues 12 percent, including the effects of foreign exchange, compared to the prior year.

On August 31, 2007, we finalized the sales and conversions of our wholly-owned subsidiary in Brazil and the training and consulting operations of our Mexico office into licensees.  We sold these operations to external licensee operations and we will receive royalties from their operations based upon gross sales.  Although we anticipate a decline in future International sales resulting from the conversion of these offices to licensees, we expect operating income from these countries to increase in future periods.

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

Our consolidated gross profit totaled $174.4 million for fiscal 2007 compared to $167.4 million in the prior year.  The increase in our gross profit was primarily attributable to increased training and consulting service sales through our OSBU.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, was 61.4 percent of sales compared to 60.1 percent in fiscal 2006.  The improvement in gross margin was primarily attributable to the continuing shift toward increased training and consulting sales, which generally have higher margins than the majority of our product sales.  Training and consulting service sales increased to 49 percent of total sales in fiscal 2007 compared to 44 percent in the prior year.

Our gross margin on product sales declined slightly to 54.5 percent compared to 54.9 percent in fiscal 2006.

During fiscal 2007, our training and consulting services gross margin was 68.7 percent compared to 66.7 percent in the prior year.  The improvement in training and consulting services gross margin was primarily due to changes in the mix of training programs sold as certain programs and training courses have higher gross margins than other programs.

Operating Expenses

Selling, General, and Administrative– Our consolidated selling, general, and administrative (SG&A) expenses increased $4.5 million, or 3 percent, compared to the prior year.  The increase in SG&A expenses consisted primarily of 1) increased associate expenses; 2) increased development costs; 3) increased legal fees; and 4) increased accounting fees.  Our associate expenses increased $3.2 million primarily due to increased commissions and bonuses on improved OSBU sales and additional OSBU sales personnel, which totaled $2.6 million, and increased share-based compensation costs totaling $0.6 million, which was primarily attributable to performance awards granted in fiscal 2007.   We spent an additional $0.8 million for non-capitalized curriculum development to make adjustments and minor improvements to certain programs and courses during fiscal 2007.  Our legal fees increased primarily due to the effects of a non-recurring benefit recorded in fiscal 2006 from the WMA legal settlement and increased legal costs for ongoing litigation that had a net impact on our operating expenses totaling $0.7 million.  During fiscal 2006, we were required to begin complying with Section 404 of the Sarbanes Oxley Act of 2002 (SOX 404), which resulted in $0.4 million of additional auditing and related consulting fees in fiscal 2007 compared with the prior year.  These increases in SG&A expense were partially offset by reduced costs in various other areas of the Company.

Gain on Sale of Manufacturing Facility– In August 2006, we initiated a project to reconfigure our printing operations to improve our printing services’ efficiency, reduce operating costs, and improve our printing services’ flexibility to potentially increase external printing service sales.  Our reconfiguration plan included moving our printing operations a short distance from its existing location to our corporate headquarters campus and the sale of the manufacturing facility and certain printing presses.  During fiscal 2007, we completed the sale of the manufacturing facility.  The sale price was $2.5 million and, after deducting customary closing costs, the net proceeds to the Company from the sale totaled $2.3 million in cash.  The carrying value of the manufacturing facility at the date of sale was approximately $1.1 million and we recognized a $1.2 million gain on the sale of the manufacturing facility during the year ended August 31, 2007.

Depreciation and Amortization– Depreciation expense decreased $0.1 million, or 2 percent, compared to the prior year.  During recent fiscal years our depreciation expense has declined due to the full depreciation or disposal of certain property and equipment (including retail stores) and the effects of significantly reduced capital expenditures.  However, these declines stabilized during fiscal 2007 primarily due to increased capital expenditures for property and equipment and an impairment charge totaling $0.3 million that we recorded during fiscal 2007 to reduce the carrying value of one of our printing presses that was sold to its anticipated sale price.

Amortization expense from definite-lived intangible assets totaled $3.6 million compared to $3.8 million in fiscal 2006.  The decrease was due to certain intangible assets becoming fully depreciated during the first two quarters of fiscal 2006.  We anticipate that intangible asset amortization expense will total $3.6 million in fiscal 2008.

Interest Income and Expense

Interest Income – Our interest income decreased by $0.6 million primarily due to reduced cash and cash equivalents held during the third and fourth quarters of fiscal 2007.  During the third quarter of fiscal 2007, we used substantially all of our available cash on hand combined with proceeds from a newly acquired line of credit to redeem the remaining outstanding shares of Series A preferred stock.

Interest Expense – Interest expense increased $0.5 million compared to the prior year primarily due to line of credit borrowings that were used in conjunction with available cash to redeem the remaining shares of preferred stock in the third quarter of fiscal 2007.

Income Taxes

Our effective tax rate has been unusual in recent years due to the effect of operating losses and changes in valuation allowances.  Absent extraordinary, unforeseen events, we expect our effective income tax rate in future years to be approximately 51 percent, primarily due to the effect of permanent book versus tax differences and income from foreign licensees.  However, the utilization of domestic loss carryforwards will minimize cash outflows related to domestic income taxes until they are exhausted.

Refer to the discussion in the overview of fiscal 2007 for information regarding our income tax provision and its impact upon our fiscal 2007 operations compared to the prior year.

Preferred Stock Dividends

Our preferred stock dividends totaled $2.2 million for fiscal 2007 compared to $4.4 million during the prior year.  The decrease in preferred stock dividends was due to fiscal 2006 preferred stock redemptions totaling $20.0 million and the redemption of all remaining outstanding shares of preferred stock during the third quarter of fiscal 2007.  We have no further preferred stock dividend obligations following the redemption of the remaining preferred stock.

FISCAL 2006 COMPARED TO FISCAL 2005

Sales

Product Sales – Our consolidated product sales declined $11.0 million compared to fiscal 2005.  The decline in product sales was primarily due to decreased retail store sales resulting from store closures that occurred during fiscal 2006 and 2005.  The following is a description of sales performance in our CSBU delivery channels during the year ended August 31, 2006:

•
Retail Sales– The decline in retail sales was primarily due to store closures, which had a $12.5 million unfavorable impact on our retail store sales in fiscal 2006.  Our retail stores also sold $1.7 million less technology and specialty products when compared to the prior year, primarily due to declining demand for electronic handheld planning products.  Although store closures and reduced technology and specialty product sales caused total retail sales to decline compared to the prior year, we recognized a 1 percent improvement in year-over-year comparable store (stores which were open during the comparable periods) sales in fiscal 2006 as sales of “core” products (e.g. planners, binders, totes, and accessories) increased compared to the prior year.  At August 31, 2006, we were operating 89 domestic retail locations compared to 105 locations at August 31, 2005.

•
Consumer Direct– Sales through our consumer direct segment increased primarily due to increased public seminar sales and increased sales of core products.  Increased public seminar sales resulted from additional seminars held during fiscal 2006 and an increase in the number of participants attending these programs.

•	Wholesale Sales – Sales through our wholesale channel, which includes sales to office superstores and other retail chains, were essentially flat compared to the prior year.
•
CSBU International – This channel includes the product sales of our directly owned international offices in Canada, the United Kingdom, Mexico, and Australia.  Sales increased in these countries primarily due to increased demand for products during the fiscal year.

•
Other CSBU Sales – The increase in other CSBU sales was primarily attributable to increased sublease income from additional sublease contracts obtained during fiscal 2006.  We have subleased a substantial portion of our corporate headquarters in Salt Lake City, Utah and have recognized $1.9 million of sublease revenue during fiscal 2006, compared to $1.1 million in fiscal 2005.

Training and Consulting Services Sales – Our consolidated training and consulting service sales totaled $122.4 million in fiscal 2006, an increase of $6.1 million compared to fiscal 2005.  The improvement in training sales was reflected in both domestic and international training program and consulting sales.  The following is a description of our sales performance in the OSBU channels:

•
Domestic – Our domestic sales performance improved in nearly all sales regions and was primarily attributable to increased sales of the refreshed The 7 Habits of Highly Effective People training course and the expansion of our sales force.  Domestic sales also increased $0.7 million as a result of additional Symposium conferences that were held during the third and fourth quarter of fiscal 2006.  These sales increases were partially offset by reduced sales force performance training, due to decreased demand in fiscal 2006, and decreased sales from seminars presented by Dr. Stephen R. Covey.  In fiscal 2005, Dr. Covey presented more seminars to coincide with the publication of his new book, The 8th Habit.

•
International – Total international sales improved by $2.6 million, primarily due to increased sales at our wholly-owned operations in Japan, Canada, and Brazil, as well as increased licensee royalty revenues.  International sales improvements from these sources were partially offset by decreased sales in the United Kingdom and Mexico, unfavorable currency translation rates, and the correction of misstatements at our Mexico subsidiary.  During fiscal 2006, certain foreign currencies, particularly the Japanese Yen, weakened against the United States dollar, which had an unfavorable impact on reported sales.  The unfavorable impact of currency translation on reported international sales totaled $1.0 million for the fiscal year ended August 31, 2006.  During the third quarter of fiscal 2006, we determined that our Mexico subsidiary misstated its financial results in prior periods by recording improper sales transactions and not recording all operating expenses in proper periods.  We determined that the misstatements occurred during fiscal 2002 through fiscal 2006 in various amounts.  The correction of these misstatements, which primarily occurred in prior fiscal years, resulted in a $0.5 million decrease in international sales in fiscal 2006.

Gross Profit

Our consolidated gross profit decreased $3.6 million compared to fiscal 2005, primarily due to decreased product sales.  However, our consolidated gross margin improved to 60.1 percent in fiscal 2006, compared to 59.5 percent in the prior year.  The gross margin improvement was primarily attributable to improved margins on product sales, which was partially offset by declining margins on our training and consulting sales.  Our gross margin on product sales improved to 54.9 percent compared to 53.9 percent in fiscal 2005.  The improvement in product sales gross margin was primarily due to improved inventory management processes, which reduced obsolescence, scrap, and other related charges, and changes in our product mix as sales of lower margin technology and specialty products continued to decline while sales of higher margin core products increased compared to the prior year.

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

Operating Expenses

Selling, General, and Administrative– Our consolidated SG&A expenses decreased $3.6 million compared to the prior year.  The decrease in SG&A expenses was primarily due to reduced retail store costs resulting from operating fewer stores, reductions in executive severance costs, reduced stock-based compensation costs, and the favorable results of initiatives to reduce overall operating costs.  Our retail store SG&A expenses decreased $5.1 million primarily due to store closures that occurred during fiscal 2006 and in prior periods (refer to discussion below).  During fiscal 2005 we incurred and expensed $0.9 million of severance costs to our former general counsel and we did not incur any similar executive severance charges in fiscal 2006.  Our stock-based compensation costs declined $0.4 million due to a fully vested stock award granted to the CEO and accelerated vesting on unvested stock awards during fiscal 2005.  The overall decrease in stock-based compensation cost was partially offset by expenses from our long-term incentive plan (see discussion below) during fiscal 2006.  In addition to these decreases, we continue to implement strategies designed to reduce our overall operating costs.  The favorable impact of these efforts has resulted in reduced SG&A expenses in many areas of the Company during the fiscal year ended August 31, 2006.  These cost reductions were partially offset by additional spending on growth initiatives that resulted in increased travel expenses resulting from further employee training and sales leadership events, which totaled $1.3 million, and increased OSBU associate costs totaling $1.1 million resulting primarily from hiring additional sales personnel.  We also corrected misstated operating expenses at our Mexico subsidiary, which had a $0.5 million unfavorable impact on our SG&A expenses in fiscal 2006.

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

During fiscal 2006 our shareholders approved a long-term incentive plan (LTIP) that permits the grant of annual unvested share awards of common stock to certain employees.  These LTIP share awards granted during fiscal 2006 cliff vest on August 31, 2008, which is the completion of a three-year performance period.  The number of shares that are finally awarded to participants is variable and is based entirely upon the achievement of a combination of performance objectives related to sales growth and operating income during the three-year performance period.  The award was initially for 378,665 shares (target award) of common stock.  The award shares were valued at $6.60 per share, and the corresponding initial compensation cost totaled $2.5 million.  However, the number of shares that will ultimately vest under the LTIP will vary depending on whether the performance criteria are met or exceeded.  The award will be reviewed quarterly and the value may be adjusted, depending on the performance of the Company compared to the award criteria.  Based upon fiscal 2006 financial performance and estimated performance through the remaining service period, the number of performance awards granted during fiscal 2006 was reduced during the fourth quarter of fiscal 2006 to 337,588 shares, which resulted in a cumulative adjustment to our fiscal 2006 operating results of $0.1 million.  The compensation cost of the award is being expensed over the three-year service period of the award and increased our stock-based compensation cost in fiscal 2006 by $0.5 million.  The continued amortization of the fiscal 2006 award and any future LTIP grants may increase our SG&A expense during the vesting period.

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

Depreciation and Amortization– Depreciation expense decreased $3.0 million, or 39 percent, compared to fiscal 2005 primarily due to the full depreciation or disposal of certain property and equipment and the effects of significantly reduced capital expenditures during preceding fiscal years.

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

Other Income and Expense Items

Interest Income– Our interest income increased $0.4 million primarily due to increased interest rates on our interest-bearing cash accounts.

Interest Expense– Our interest expense increased $1.8 million primarily due to the sale of our corporate headquarters facility and the resulting interest component of the financing obligation in our lease payments to the landlord.

Legal Settlement– In fiscal 2002, we filed legal action against World Marketing Alliance, Inc., a Georgia corporation (WMA), and World Financial Group, Inc., a Delaware corporation and purchaser of substantially all assets of WMA, for breach of contract.  The case proceeded to trial and the jury rendered a verdict in our favor and against WMA for the entire unpaid contract amount of approximately $1.1 million.  In addition to the verdict, we recovered legal fees totaling $0.3 million and pre- and post-judgment interest of $0.3 million from WMA.  We received payment in cash from WMA for the total verdict amount, including legal fees and interest.  However, shortly after paying the verdict amount, WMA appealed the jury decision to the 10th Circuit Court of Appeals and we recorded receipt of the verdict amount plus legal fees and interest with a corresponding increase to accrued liabilities and deferred the gain until the case was finally resolved.  On December 30, 2005, we entered into a settlement agreement with WMA.  Under the terms of the settlement agreement, WMA agreed to dismiss its appeal.  As a result of this settlement agreement and dismissal of WMA’s appeal, we recorded a $0.9 million gain from the legal settlement.

Income Taxes

The increase in our income tax benefit in fiscal 2006 was due to the reversal of the majority of our valuation allowances on our deferred income tax assets, which totaled $20.3 million.  The fiscal 2006 income tax benefit was partially offset by taxes withheld on royalties from foreign licensees and taxes paid in foreign jurisdictions by our profitable directly owned foreign operations.  The income tax benefit in fiscal 2005 was primarily due to the reversal of accruals related to the resolution of certain tax matters and was partially offset by taxes withheld on royalties from foreign licensees and taxes paid in foreign jurisdictions resulting from profitable foreign operations.

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for the years ended August 31, 2007 and 2006.  The quarterly consolidated financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods.  Results of any one or more quarters are not necessarily indicative of continuing trends.

Quarterly Financial Information:

YEAR ENDED AUGUST 31, 2007
	December 2	March 3	June 2	August 31
In thousands, except per share amounts
Net sales	$75,530	$76,876	$64,509	$67,210
Gross profit	46,398	47,189	39,636	41,154
Selling, general, and administrative expense	40,849	36,666	35,287	36,418
Gain on sale of manufacturing facility	-	(1,227)	-	-
Depreciation	1,037	1,366	1,060	1,230
Amortization	902	900	906	899
Income from operations	3,610	9,484	2,383	2,607
Income before income taxes	3,150	9,166	1,640	1,709
Net income	1,416	4,714	887	612
Preferred stock dividends	(934)	(934)	(348)	-
Income available to common shareholders	482	3,780	539	612

Earnings (loss) per share available to common shareholders:
Basic	$.02	$.19	$.03	$.03
Diluted	$.02	$.19	$.03	$.03

YEAR ENDED AUGUST 31, 2006
	November 26	February 25	May 27	August 31
In thousands, except per share amounts
Net sales	$72,351	$78,333	$63,282	$64,657
Gross profit	44,406	48,173	36,292	38,514
Selling, general, and administrative expense	37,767	35,488	35,629	35,863
Depreciation	1,408	1,221	1,134	1,016
Amortization	1,095	908	908	902
Income (loss) from operations	4,136	10,556	(1,379)	733
Income (loss) before income taxes	3,823	11,085	(1,735)	458
Net income	3,233	9,213	1,019	15,108
Preferred stock dividends	(1,379)	(1,139)	(934)	(933)
Income available to common shareholders	1,854	8,074	85	14,175

Earnings per share available to common shareholders:
Basic	$.09	$.40	$.00	$.71
Diluted	$.09	$.39	$.00	$.70

Our quarterly results of operations reflect seasonal trends that are primarily the result of customers who renew their FranklinCovey Planners on a calendar year basis.  Domestic training sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and vacation periods.

Due to our modified 52/53-week fiscal calendar, our quarter ended December 2, 2007 had five additional business days than the quarter ended November 26, 2006.  Our quarter ended August 31, 2007 had a corresponding five fewer business days than the quarter ended August 31, 2006.

During the fourth quarter of fiscal 2006, we reversed valuation allowances on certain deferred income tax assets which had a $20.3 million favorable impact on our net income and net income available to common shareholders for that period.

During the quarter ended May 27, 2006, we determined that our Mexico subsidiary had misstated its financial results in prior periods by recording improper sales transactions and not recording all operating expenses in proper periods.  We determined that the misstatements occurred during fiscal 2002 through fiscal 2006 in various amounts.  The Audit Committee engaged an independent legal firm to investigate the misstatements and they concluded that such misstatements were intentional.  The Company determined that the impact of these misstatements was immaterial to previously issued financial statements and we recorded a $0.5 million decrease to international sales and a $0.5 million increase in selling, general, and administrative expenses during the quarter ended May 27, 2006 to correct these misstatements.  We have taken actions as recommended by the investigators to prevent future misstatements, which included enhancements to internal control over foreign operations.

Quarterly fluctuations may also be affected by other factors including the introduction of new products or training seminars, the addition of new institutional customers, the timing of large corporate orders, the elimination of unprofitable products or training services, and the closure of retail stores.

LIQUIDITY AND CAPITAL RESOURCES

Summary

At August 31, 2007 we had $6.1 million of cash and cash equivalents compared to $30.6 million at August 31, 2006 and our net working capital (current assets less current liabilities) decreased to $8.9 million at August 31, 2007 compared to $38.7 million at August 31, 2006.  The decline in cash and working capital was due to the redemption of all remaining shares of preferred stock during the third quarter of fiscal 2007.  We used substantially all of our cash on hand combined with proceeds from a newly obtained line of credit to redeem the remaining outstanding shares of Series A preferred stock at its liquidation preference of $25 per share plus accrued dividends.  The final preferred stock redemption totaled $37.3 million and we obtained a $25.0 million line of credit to facilitate the transaction.  Although we will incur additional interest expense on line of credit borrowings, we believe that the redemption of our remaining preferred stock and elimination of the corresponding 10.0 percent dividend obligation will improve our cash flows and reported results of operations in future periods.

Our debt structure consists of a $25.0 million line of credit that may be used for working capital and other general needs, a long-term variable rate mortgage on our Canadian building, and a long-term lease on our corporate campus that is accounted for as a financing obligation.  The $25.0 million line of credit carries an interest rate equal to LIBOR plus 1.10 percent (weighted average rate of 6.6 percent at August 31, 2007) expires on March 14, 2010.  We may draw on the line of credit facility, repay, and draw again, on a revolving basis, up to the maximum loan amount of $25.0 million so long as no event of default has occurred and is continuing.  The working capital line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.

In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including: (i) a funded debt to earnings ratio; (ii) a fixed charge coverage ratio; (iii) a limitation on annual capital expenditures; and (iv) a defined amount of minimum net worth.  In the event of noncompliance with these financial covenants and other defined events of default, the lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit.  During fiscal 2007, we were in compliance with the terms and financial covenants of our credit facilities.  At August 31, 2007, we had $16.0 million outstanding on the line of credit, which was classified as a current liability on our consolidated balance sheet primarily due to our intention to repay the outstanding amount during fiscal 2008.

The following table summarizes our cash flows from operating, investing, and financing activities for the past three years (in thousands):

Year Ended August 31,	2007	2006	2005
Total cash provided by (used for):
Operating activities	$13,358	$17,009	$22,262
Investing activities	(11,480)	(8,267)	4,867
Financing activities	(26,376)	(29,903)	(5,957)
Effect of exchange rates on cash	37	58	(656)
Increase (decrease) in cash and cash equivalents	$(24,461)	$(21,103)	$20,516

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the fiscal year ended August 31, 2007.

Cash Flows from Operating Activities

Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses.  Our cash flows from operating activities were favorably affected by increased sales and improved operating income compared to fiscal 2006.  However, the additional cash provided by improved operations was offset by changes in working capital as cash was used to reduce accounts payable and accrued liabilities by $4.4 million, used for purchases of additional inventory items totaling $2.4 million, and used to finance the impact of $3.6 million of increased accounts receivable that were primarily the result of increased OSBU training and consulting sales during the fourth quarter of fiscal 2007.

Cash Flows from Investing Activities and Capital Expenditures

Our primary uses of cash for investing activities were purchases of property and equipment totaling $9.1 million and expenditures for curriculum development totaling $5.1 million.  Purchases of property and equipment consisted primarily of payments for new printing presses and related printing equipment resulting from the reconfiguration of our printing services, leasehold improvements in relocated stores and at the corporate campus for sublease tenants, new computer hardware, and additional computer software.  During fiscal 2007, we used cash for further investment in curriculum development, primarily related to new online learning modules and the development of new interactive leadership curriculum based upon principles found in The 7 Habits of Highly Effective People.  Partially offsetting these uses of cash for investing activities was the receipt of $2.6 million from sales of property and equipment.  The proceeds from sales of property and equipment were generated primarily from the sale of our printing manufacturing facility and certain printing equipment in connection with the reconfiguration of our printing services.

During fiscal 2008, we expect to spend $4.4 million on purchases of property and equipment and $3.0 million on curriculum development activities.  Purchases of property and equipment are expected to consist of additional computer hardware and software, leasehold improvements in new stores, and in other areas as necessary.  However, actual capital spending is based upon a variety of factors and may differ from these estimates.

Cash Flows from Financing Activities

Our primary uses of cash for financing activities included 1) the redemption of our remaining outstanding shares of Series A preferred stock for $37.3 million; 2) purchases totaling 328,000 shares of our common stock for treasury through our Board of Director authorized plan for $2.5 million; 3) payment of preferred stock dividends totaling $2.2 million; and 4) principal payments totaling $0.6 million on our long-term debt and financing obligation.

These uses of cash for financing activities were partially offset by proceeds obtained through our line of credit facility obtained during fiscal 2007.  Our net proceeds from the new line of credit totaled $16.0 million for the year ended August 31, 2007.

Sources of Liquidity

Going forward, we will continue to incur costs necessary for the operation and potential growth of the business.  We anticipate using cash on hand, cash provided by the sale of goods and services to our clients on the condition that we can continue to generate positive cash flows from operating activities, proceeds from our line of credit, and other financing alternatives, if necessary, for these expenditures.  We anticipate that our existing capital resources should be adequate to enable us to maintain our operations for at least the upcoming twelve months.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, our ability to contain costs, purchases of our common stock, levels of capital expenditures, collection of accounts receivable, and other factors.  Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance such financing alternatives will be available to us on acceptable terms.

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of payments to EDS for outsourcing services related to information systems, warehousing and distribution, and call center operations; lease payments resulting from the sale of our corporate campus (financing obligation); minimum rent payments for retail store and sales office space; mortgage payments on certain buildings and property; and short-term purchase obligations for inventory items and other products and services used in the ordinary course of business.  Our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total

Minimum required payments to EDS for outsourcing services	$15,791	$16,129	$16,099	$16,150	$19,147	$77,717	$161,033
Required lease payments on corporate campus	3,045	3,045	3,055	3,115	3,178	46,780	62,218
Minimum operating lease payments	8,302	6,559	5,064	3,453	2,577	5,720	31,675
Line of credit (1)	16,527	-	-	-	-	-	16,527
Long-term mortgage payments(2)	153	146	139	133	126	277	974
Contractual computer hardware purchases(3)	703	721	748	682	789	3,320	6,963
Purchase obligations	15,099	-	-	-	-	-	15,099
Total expected contractual obligation payments	$59,620	$26,600	$25,105	$23,533	$25,817	$133,814	$294,489

(1)
Interest expense on the line of credit payments was calculated at 6.6 percent, which was the weighted-average interest rate on August 31, 2007.  The obligation disclosure assumes that the August 31, 2007 line of credit balance and corresponding interest will be repaid evenly through the fiscal year ended August 31, 2008.

(2)	Our long-term variable-rate mortgage obligation includes interest payments at 6.3%, which was the applicable interest rate at August 31, 2007.
(3)
We are contractually obligated by our EDS outsourcing agreement to purchase the necessary computer hardware to keep such equipment up to current specifications.  Amounts shown are estimated capital purchases of computer hardware, which may change based upon systems related projects, under terms of the EDS outsourcing agreement and its amendments.

Other Items

The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock.  For further information regarding our management common stock loan program, refer to Note 10 in our consolidated financial statements.  The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting polices that we used to prepare our consolidated financial statements are outlined in Note 1 to the consolidated financial statements, which are presented in Part II, Item 8 of this Annual Report on Form 10-K.  Some of those accounting policies require us to make assumptions and use judgments that may affect the amounts reported in our consolidated financial statements.  Management regularly evaluates its estimates and assumptions and bases those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America.  Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not in our control, but which may have an impact on these estimates and our actual financial results.

The following items require the most significant judgment and often involve complex estimates:

Revenue Recognition

We derive revenues primarily from the following sources:

•	Products– We sell planners, binders, planner accessories, handheld electronic devices, and other related products that are primarily sold through our CSBU channels.
•
Training and Consulting Services– We provide training and consulting services to both organizations and individuals in leadership, productivity, strategic execution, goal alignment, sales force performance, and communication effectiveness skills.  These training programs and services are primarily sold through our OSBU channels.

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

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned operation.  Licensee companies are unrelated entities that have been granted a license to translate the Company’s content and curriculum, adapt the content and curriculum to the local culture, and sell the Company’s training seminars and products in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of the licensee’s sales.  The Company recognizes royalty income each period based upon the sales information reported to the Company from the licensee.

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
	Cumulative Operating Income (millions)

Based upon actual financial performance through August 31, 2007, the sale of our Brazil and Mexico subsidiaries, and estimated performance through the remaining service period of the fiscal 2006 LTIP grant (fiscal 2007 and 2008), the number of performance awards granted during fiscal 2006 was decreased to 182,779 shares, which resulted in cumulative adjustments to decrease our operating expenses totaling $0.3 million during fiscal 2007.  At August 31, 2007, there was a total of $0.5 million of unrecognized compensation cost related to our fiscal 2006 LTIP grant.  The total compensation cost of the fiscal 2006 LTIP will be equal to the number of shares finally issued multiplied by $6.60 per share, which was the fair value of the common shares determined at the grant date.

During fiscal 2007, the Compensation Committee granted performance awards for 429,312 shares of common stock under the terms of the LTIP.  Consistent with the fiscal 2006 LTIP grant, the Company must achieve minimum levels of sales growth and cumulative operating income in order for participants to receive any shares under the LTIP grant.  The minimum sales growth for the fiscal 2007 LTIP is 10.0 percent (fiscal 2009 compared to fiscal 2006) and the minimum cumulative operating income total is $41.3 million.  We will record compensation expense using a 5 percent estimated forfeiture rate during the vesting period.  However, the total amount of compensation expense recorded for the fiscal 2007 LTIP will equal the number of shares awarded multiplied by $5.78 per share.

Based primarily upon the sale of our Brazil and Mexico subsidiaries, and actual operating performance in fiscal 2007, the number of performance awards granted in connection with the fiscal 2007 grant was decreased to 357,617 shares, which resulted in cumulative adjustments to decrease our operating expenses by $0.1 million during the year ended August 31, 2007.  At August 31, 2007 there was $1.5 million of unrecognized compensation cost related to the fiscal 2007 LTIP grant.  The number of shares finally awarded to LTIP participants under the fiscal 2007 LTIP grant is based upon the combination of factors as shown below:

Sales Growth	Percent of Target Shares Awarded
40.0%	115%	135%	150%	175%	200%
30.0%	90%	110%	125%	150%	175%
20.0%	65%	85%	100%	125%	150%
15.7%	50%	70%	85%	110%	135%
10.0%	30%	50%	65%	90%	115%
	$41.30	$64.90	$82.60	$123.90	$165.20
	Cumulative Operating Income (millions)

The analysis of our LTIP plans contains uncertainties because we are required to make assumptions and judgments about the eventual number of shares that will vest in each LTIP grant.  The assumptions and judgments that are essential to the analysis include forecasted sales and operating income levels during the LTIP service periods.  The evaluation of LTIP performance awards and corresponding use of estimated amounts may produce additional volatility in our consolidated financial statements as we record cumulative adjustments to the estimated number of common shares to be awarded under the LTIP grants.  Actual results could differ, and differ materially, from estimates made during the service, or vesting, period.

We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model.  However, the Company did not grant any stock options during the years ended August 31, 2007, 2006, or 2005 and the remaining cost associated with our unvested stock options at August 31, 2007 was insignificant.

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

Our allowance for doubtful accounts calculation contains uncertainties because the calculations require us to make assumptions and judgments regarding the collectibility of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectibility assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions are then based upon the comparison, which may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at August 31, 2007 would reduce our reported income from operations by approximately $0.1 million.

Inventory Valuation

Our inventories are comprised primarily of dated calendar products and other non-dated products such as binders, stationery, training products, and other accessories.  Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.  Inventories are reduced to their fair market value through the use of inventory loss reserves, which are recorded during the normal course of business.

Our inventory loss reserve calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory reserve calculations during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have a materially adverse impact upon our financial position and results of operations.  For instance, a 10 percent increase in our inventory loss reserves at August 31, 2007 would reduce our income from operations by approximately $0.4 million.

Indefinite-Lived Intangible Assets

Intangible assets that are deemed to have an indefinite life are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset has been deemed to have an indefinite life.  This intangible asset is assigned to the OSBU and is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars, international licensee royalties, and related products.  If the carrying value of the Covey trade name exceeds the fair value of its discounted estimated future cash flows, an impairment loss is recognized for the difference between the carrying value and the fair value of the discounted future cash flows.  The adjusted basis becomes the carrying value until a future impairment assessment determines that additional impairment charges are necessary.

Our impairment evaluation calculation for the Covey trade name contains uncertainties because it requires us to make assumptions and apply judgment in order to estimate future cash flows, to estimate an appropriate royalty rate, and to select a discount rate that reflects the inherent risk of future cash flows.  Our valuation methodology for the Covey trade name was developed by an independent valuation firm and has remained materially unchanged during the past three years.  However, if forecasts and assumptions used to support the carrying value of our indefinite-lived intangible asset change in future periods, significant impairment charges could result that would have an adverse effect upon our results of operations and financial condition.  Based upon the fiscal 2007 evaluation of the Covey trade name, our trade-name related revenues and licensee royalties would have to suffer significant reductions before we would be required to impair the Covey trade name.

Impairment of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  We use an estimate of undiscounted future net cash flows of the assets over their remaining useful lives in determining whether the carrying value of the assets is recoverable.  If the carrying values of the assets exceed the anticipated future cash flows of the assets, we calculate an impairment loss.  The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based upon discounted cash flows over the estimated remaining useful life of the asset.  If we recognize an impairment loss, the adjusted carrying amount of the asset becomes it new cost basis, which is then depreciated or amortized over the remaining useful life of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets.

Our impairment evaluation calculations contain uncertainties because they require us to make assumptions and apply judgment in order to estimate future cash flows, forecast the useful lives of the assets, and select a discount rate that reflects the risk inherent in future cash flows.  Although we have not made any material changes to our long-lived assets impairment assessment methodology during the past three years, if forecasts and assumptions used to support the carrying value of our long-lived tangible and definite-lived intangible assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Income Taxes

We regularly evaluate our United States federal and various state and foreign jurisdiction income tax exposures.  The tax benefits of tax exposure items are not recognized in the provision for income taxes unless it is probable that the benefits will be sustained, without regard to the likelihood of tax examination.  A tax exposure reserve represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes.  The tax exposure reserve is classified as a component of the current income taxes payable account.  The Company adds interest and penalties, if applicable, each period to the reserve.  Taxes and penalties are a component of the overall income tax provision.  Interest on income tax items is recorded as a component of consolidated interest expense.  However, upon adoption of FIN No. 48 in fiscal 2008, interest on income taxes will included as a component of overall income tax expense.

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

Our tax exposure reserve contains uncertainties because we are required to make assumptions and apply judgment to estimate the exposures associated with our various tax filing positions.  The calculation of our income tax provision or benefit, as applicable, requires estimates of future taxable income or losses.  During the course of the fiscal year, these estimates are compared to actual financial results and adjustments may be made to our tax provision or benefit to reflect these revised estimates.  Our effective income tax rate is also affected by changes in tax law and the results of tax audits by various jurisdictions.  Although we believe that our judgments and estimates discussed herein are reasonable, actual results could differ, and we could be exposed to losses or gains that could be material.

We regularly assess the need for valuation allowances against our deferred income tax assets, considering recent profitability, known trends and events, and expected future transactions.  For several years prior to the year ended August 31, 2006, our history of significant operating losses precluded us from demonstrating that it was more likely than not that the related benefits from deferred income tax deductions and foreign tax carryforwards would be realized.  Accordingly, we recorded valuation allowances on the majority of our deferred income tax assets.

In fiscal 2006 we reversed the majority of these valuation allowances.  Due to improved operating performance, business models, and expectations regarding future taxable income, the Company has concluded that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of other deferred income tax assets will be realized.  Thus, we reversed the valuation allowances on certain of our domestic deferred income tax assets, except for $2.2 million related to foreign tax credits.  However, events and circumstances may change in future periods, requiring us to record valuation allowances on our deferred income tax assets.  These deferred tax valuation allowances could have a material impact upon our reported financial position and results of operations.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

Uncertain Tax Positions– In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.  This interpretation prescribes a consistent recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing, and measuring tax positions for financial statement purposes.  This interpretation also requires expanded disclosure with respect to the uncertainties as they relate to income tax accounting and is effective for fiscal years beginning after December 15, 2006.  The Company will adopt the provisions of FIN No. 48 on September 1, 2007 (fiscal 2008) and the cumulative effect from the adoption of FIN No. 48, if any, will be an adjustment to beginning retained earnings in the year of adoption.  We do not expect the adoption of FIN No. 48 to have a material impact on our consolidated financial statements.

Fair Value Measures – In September 2006, the FASB issued SFAS No. 157, Fair Value Measures.  This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements.  Statement No. 157 only applies to fair-value measurements that are already required or permitted by other accounting standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  This statement is effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007, and will thus be effective for the Company in fiscal 2009.  We have not yet completed our analysis of the impact of SFAS No. 157 on our financial statements.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, internet web casts, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding future product and training sales activity, anticipated expenses, projected cost reduction and strategic initiatives, expected levels of depreciation expense, expectations regarding tangible and intangible asset valuation expenses, expected improvements in cash flows from operating activities, the adequacy of our existing capital resources, future compliance with the terms and conditions of our line of credit, expected fiscal 2008 repayment of the line of credit, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this report on Form 10-K for the fiscal year ended August 31, 2007, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by EDS in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect our business and financial performance, including the risk factors noted in Item 1A of this report on Form 10-K.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors may emerge and it is not possible for our management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any single factor, or combination of factors, may cause actual results to differ materially from those contained in forward-looking statements.  Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk of Financial Instruments

We are exposed to financial instrument market risk primarily through fluctuations in foreign currency exchange rates and interest rates.  To manage risks associated with foreign currency exchange and interest rates, we make limited use of derivative financial instruments.  Derivatives are financial instruments that derive their value from one or more underlying financial instruments.  As a matter of policy, our derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures.  In addition, we do not enter into derivative contracts for trading or speculative purposes, nor are we party to any leveraged derivative instrument.  The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument, and, thus, are not a measure of exposure to us through our use of derivatives.  Additionally, we enter into derivative agreements only with highly rated counterparties and we do not expect to incur any losses resulting from non-performance by other parties.

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

Foreign Currency Forward Contracts– During the fiscal years ended August 31, 2007, 2006, and 2005, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies.  Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts.  The gains and losses on these contracts were recorded as a component of SG&A expense in our consolidated income statements and had the following net impact on the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2007	2006	2005

Losses on foreign exchange contracts	$(249)	$(346)	$(437)
Gains on foreign exchange contracts	119	415	127
Net gain (loss) on foreign exchange contracts	$(130)	$69	$(310)

At August 31, 2007, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant.  The notional amounts of our foreign currency sell contracts that did not qualify for hedge accounting were as follows at August 31, 2007 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Mexican Pesos	13,500	$1,204
Japanese Yen	100,000	864
Australian Dollars	457	374

Net Investment Hedges– During fiscal 2005 we entered into foreign currency forward contracts that were designed to manage foreign currency risks related to the value of our net investment in wholly-owned operations located in Canada, Japan, and the United Kingdom.  These three offices comprise the majority of our net investment in foreign operations.  These foreign currency forward instruments qualified for hedge accounting and corresponding gains and losses were recorded as a component of accumulated other comprehensive income in our consolidated balance sheet.  During fiscal 2005 we recognized the following net losses on our net investment hedging contracts (in thousands):

YEAR ENDED AUGUST 31,	2005

Losses on net investment hedge contracts	$(384)
Gains on net investment hedge contracts	66
Net losses on investment hedge contracts	$(318)

As of August 31, 2005, we had settled our net investment hedge contracts and we did not utilize any net investment hedge contracts in fiscal 2007 or fiscal 2006.  However, we may utilize net investment hedge contracts in future periods as a component of our overall foreign currency risk strategy.

Interest Rate Sensitivity

The Company is exposed to fluctuations in interest rates primarily due to our line of credit borrowings and long-term mortgage obligation in Canada.  At August 31, 2007, our debt obligations consisted primarily of a long-term lease agreement (financing obligation) associated with the sale of our corporate headquarters facility, a variable-rate line of credit arrangement, and a variable rate long-term mortgage on certain of our buildings and property in Canada.  The addition of the variable-rate line of credit increased our interest rate sensitivity and in the future our overall interest rate sensitivity will be influenced by the amounts borrowed on the line of credit and the prevailing interest rates, which may create additional expense if interest rates increase in future periods.  The financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent.  The line of credit had a weighted average interest rate of 6.6 percent at August 31, 2007 and our variable-rate mortgage has interest charged at the Canadian Prime Rate (6.3 percent at August 31, 2007) and requires payments through January 2015.  At August 31, 2007 borrowing levels, a one percent increase to the interest rates on our variable rate debt would increase our interest expense over the next year by approximately $0.2 million.

During the fiscal years ended August 31, 2007, 2006, and 2005, we were not party to any interest rate swap agreements or similar derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Franklin Covey Co.:

We have audited Franklin Covey Co’s internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Franklin Covey Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Franklin Covey Co. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Franklin Covey Co. as of August 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2007, and our report dated November 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah
November 14, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Franklin Covey Co.:

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. and subsidiaries as of August 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Covey Co. and subsidiaries as of August 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Covey Co.’s internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 14, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
November 14, 2007

Table of Contents

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2007	2006
In thousands, except per share data

ASSETS
Current assets:
Cash and cash equivalents	$6,126	$30,587
Accounts receivable, less allowance for doubtful accounts of $821 and $979	27,239	24,254
Inventories	24,033	21,790
Deferred income taxes	3,635	4,130
Prepaid expenses and other assets	9,070	6,359
Total current assets	70,103	87,120
Property and equipment, net	36,063	33,318
Intangible assets, net	75,923	79,532
Deferred income taxes	101	4,340
Other long-term assets	14,441	12,249
	$196,631	$216,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing obligation	$629	$585
Line of credit	15,999	-
Accounts payable	12,190	13,769
Income taxes payable	2,244	1,924
Accrued liabilities	30,101	32,170
Total current liabilities	61,163	48,448
Long-term debt and financing obligation, less current portion	32,965	33,559
Other liabilities	1,019	1,192
Deferred income tax liabilities	565	11
Total liabilities	95,712	83,210

Commitments and contingencies (Notes 1, 6, 7, and 11)

Shareholders’ equity:
Preferred stock – Series A, no par value; 4,000 shares authorized, zero and 1,494 shares issued and outstanding; liquidation preference totaling zero and $38,278	-	37,345
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	185,890	185,691
Common stock warrants	7,602	7,611
Retained earnings	19,489	14,075
Accumulated other comprehensive income	970	653
Treasury stock at cost, 7,296 shares and 7,083 shares	(114,385)	(113,379)
Total shareholders’ equity	100,919	133,349
	$196,631	$216,559

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEAR ENDED AUGUST 31,	2007	2006	2005
In thousands, except per share amounts

Net sales:
Products	$146,417	$156,205	$167,179
Training and consulting services	137,708	122,418	116,363
	284,125	278,623	283,542

Cost of sales:
Products	66,616	70,516	77,074
Training and consulting services	43,132	40,722	37,773
	109,748	111,238	114,847

Gross profit	174,377	167,385	168,695

Selling, general, and administrative	149,220	144,747	148,305
Gain on sale of manufacturing facility	(1,227)	-	-
Depreciation	4,693	4,779	7,774
Amortization	3,607	3,813	4,173
Income from operations	18,084	14,046	8,443

Interest income	717	1,334	944
Interest expense	(3,136)	(2,622)	(786)
Recovery from legal settlement	-	873	-
Gain on disposal of investment in unconsolidated subsidiary	-	-	500
Income before income taxes	15,665	13,631	9,101

Income tax benefit (provision)	(8,036)	14,942	1,085
Net income	7,629	28,573	10,186
Preferred stock dividends	(2,215)	(4,385)	(8,270)
Loss on recapitalization of preferred stock	-	-	(7,753)
Net income (loss) available to common shareholders	$5,414	$24,188	$(5,837)

Net income available to common shareholders per share:
Basic	$.28	$1.20	$(.34)
Diluted	$.27	$1.18	$(.34)

Weighted average number of common shares:
Basic	19,593	20,134	19,949
Diluted	19,888	20,516	19,949

COMPREHENSIVE INCOME
Net income	$7,629	$28,573	$10,186
Adjustment for fair value of hedge derivatives	-	-	(318)
Foreign currency translation adjustments	458	97	(152)
Comprehensive income	$8,087	$28,670	$9,716

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2007	2006	2005
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,629	$28,573	$10,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,030	10,289	13,939
Gain on disposal of investment in unconsolidated subsidiary	-	-	(500)
Restructuring cost reversal	-	-	(306)
Deferred income taxes	5,274	(15,435)	(410)
Compensation cost of CEO fully-vested stock grant	-	-	404
Share-based compensation cost	1,394	843	791
Gains on disposals of assets	(1,247)	-	-
Changes in assets and liabilities:
Increase in accounts receivable, net	(3,574)	(1,919)	(3,481)
Decrease (increase) in inventories	(2,427)	(845)	2,813
Decrease (increase) in prepaid expenses and other assets	514	1,458	(526)
Increase (decrease) in accounts payable and accrued liabilities	(4,388)	(3,697)	532
Increase (decrease) in income taxes payable	304	(2,081)	(1,832)
Increase (decrease) in other long-term liabilities	(151)	(177)	652
Net cash provided by operating activities	13,358	17,009	22,262

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(9,138)	(4,350)	(4,179)
Purchases of short-term investments	-	-	(10,653)
Sales of short-term investments	-	-	21,383
Capitalized curriculum development costs	(5,088)	(4,010)	(2,184)
Proceeds from disposal of consolidated subsidiary	150	-	-
Proceeds from disposal of unconsolidated subsidiary	-	-	500
Proceeds from sale of property and equipment, net	2,596	93	-
Net cash provided by (used for) investing activities	(11,480)	(8,267)	4,867

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowing	50,951	-	-
Payments on line of credit borrowings	(34,952)	-	-
Proceeds from sale and financing of corporate campus (net of restricted cash of $699)	-	-	32,422
Redemptions of Series A preferred stock	(37,345)	(20,000)	(30,000)
Change in restricted cash	-	699	-
Principal payments on long-term debt and financing obligation	(605)	(1,111)	(216)
Purchases of common stock for treasury	(2,625)	(5,167)	(91)
Proceeds from sales of common stock from treasury	388	427	109
Proceeds from management stock loan payments	27	134	839
Payment of preferred stock dividends	(2,215)	(4,885)	(9,020)
Net cash used for financing activities	(26,376)	(29,903)	(5,957)
Effect of foreign currency exchange rates on cash and cash equivalents	37	58	(656)
Net increase (decrease) in cash and cash equivalents	(24,461)	(21,103)	20,516
Cash and cash equivalents at beginning of the year	30,587	51,690	31,174
Cash and cash equivalents at end of the year	$6,126	$30,587	$51,690

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,370	$2,615	$1,549
Cash paid for interest	2,973	2,662	606
Non-cash investing and financing activities:
Accrued preferred stock dividends	$-	$934	$1,434
Promissory notes received from sales of consolidated subsidiaries	1,513	-	-
Purchases of property and equipment financed by accounts payable	895	-	-

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Common Stock Warrants	Retained Earnings (Accumulated Deficit)	Deferred Compensa-tion	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount
In thousands
Balance at August 31, 2004	873	$87,203	27,056	1,353	205,585	-	(16,931)	(732)	1,026	(7,028)	(119,025)
Preferred stock dividends					(8,270)
Extinguishment of previously existing Series A Preferred Stock	(873)	(87,203)
Preferred stock recapitalization	3,494	87,345				7,611	(7,753)
Preferred stock redemption	(1,200)	(30,000)
Issuance of common stock from treasury					(257)					42	366
Purchase of treasury shares										(23)	(91)
Unvested stock awards					(5,192)			(1,114)		352	6,234
Amortization of deferred compensation								791
CEO fully-vested stock award					(2,837)					187	3,241
Non-qualified deferred compensation plan treasury stock transactions					892					5	29
Payments on management common stock loans					839
Cumulative translation adjustments									(152)
Adjustment for fair value of hedge derivatives									(318)
Net income							10,186
Balance at August 31, 2005	2,294	$57,345	27,056	$1,353	$190,760	$7,611	$(14,498)	$(1,055)	$556	(6,465)	$(109,246)
Preferred stock dividends					(4,385)
Preferred stock redemptions	(800)	(20,000)
Issuance of common stock from treasury					(334)					69	743
Purchase of treasury shares										(690)	(5,167)
Unvested stock award					(458)					27	458
Stock-based compensation					862
Reclassification of deferred compensation upon adoption of SFAS 123R					(1,055)			1,055
Receipt of common stock as consideration for payment on management common stock loans					301					(24)	(167)
Cumulative translation adjustments									97
Net income							28,573
Balance at August 31, 2006	1,494	$37,345	27,056	$1,353	$185,691	$7,611	$14,075	$-	$653	(7,083)	$(113,379)
Preferred stock dividends							(2,215)
Preferred stock redemptions	(1,494)	(37,345)
Issuance of common stock from treasury					(708)					100	1,096
Purchase of treasury shares										(345)	(2,603)
Unvested stock award					(501)					32	501
Stock-based compensation					1,394
Payments on management common stock loans					27
Cumulative translation adjustments									458
Common stock warrant activity					(13)	(9)
Sale of Brazil subsidiary									(141)
Net income							7,629
Balance at August 31, 2007	-	$-	27,056	$1,353	$185,890	$7,602	$19,489	$-	$970	(7,296)	$(114,385)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) believes that great organizations consist of great people who form great teams that produce great results.  To enable organizations and individuals to achieve great results, we provide integrated consulting, training, and performance solutions focused on leadership, strategy execution, productivity, sales force effectiveness, effective communications, and other areas.  Each integrated solution may include components of training and consulting, assessment, and other application tools that are generally available in electronic or paper-based formats.  Our services and products are available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com.  Our best-known offerings in the marketplace include the FranklinCovey Planner™, and a suite of individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People.  We also offer a range of training and assessment products to help organizations achieve superior results by focusing on and executing on top priorities, building the capability of knowledge workers, and aligning business processes.  These offerings include the popular workshop FOCUS: Achieving Your Highest Priorities™, The 4 Disciplines of Execution™, The 4 Roles of Leadership™, Building Business Acumen: What the CEO Wants You to Know™, the Advantage Series communication workshops, and the Execution Quotient (xQ™) organizational assessment tool.

Fiscal Year

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that ended on December 2, 2006, March 3, 2007, and June 2, 2007 during fiscal 2007.  Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which consist of Franklin Covey Printing, Franklin Development Corp., and our wholly-owned operations in Canada, Japan, the United Kingdom, Australia, and Mexico.  Intercompany balances and transactions are eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  These reclassifications included a change in the classification of the gain on the sale of investment in an unconsolidated subsidiary from operating income to non-operating income in the fiscal 2005 consolidated income statement.

Cash and Cash Equivalents

We consider highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents.  Our cash equivalents consisted primarily of commercial paper and money market funds that totaled $19.5 million at August 31, 2006.  As a result of reduced cash balances, at August 31, 2007 we did not hold a significant amount of investments that would be considered cash equivalent instruments.

As of August 31, 2007, we had demand deposits at various banks in excess of the $100,000 limit for insurance by the Federal Deposit Insurance Corporation (FDIC).

Restricted Cash

Our restricted cash consisted of a portion of the proceeds from the fiscal 2005 sale of our corporate campus that was held in escrow to repay the outstanding mortgage on one of the buildings that was sold.  The mortgage was repaid in full during September 2005.

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

Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.  Elements of cost in inventories generally include raw materials, direct labor, and overhead.  Our inventories are comprised primarily of dated calendar products and other non-dated products such as binders, stationery, training products, and other accessories and were comprised of the following (in thousands):

AUGUST 31,	2007	2006
Finished goods	$20,268	$18,464
Work in process	743	706
Raw materials	3,022	2,620
	$24,033	$21,790

Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.  At August 31, 2007 and 2006, our reserves for excess and obsolete inventories totaled $4.3 million and $3.3 million.  In assessing the realization of inventories, we make judgments regarding future demand requirements and compare these estimates with current and committed inventory levels.  Inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer- or shorter-than-expected usage periods, and other factors that could affect the valuation of our inventories.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation expense, which includes depreciation on our corporate campus that is accounted for as a financing obligation (Note 2) and the amortization of assets recorded under capital lease obligations, is calculated using the straight-line method over the expected useful life of the asset.  The Company generally uses the following depreciable lives for our major classifications of property and equipment:

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

Indefinite-Lived Intangible Assets

Intangible assets that are deemed to have an indefinite life are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset (Note 3) has been deemed to have an indefinite life.  This intangible asset is assigned to the Organizational Solutions Business Unit and is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products.  No impairment charge to the Covey trade name was recorded during the fiscal years ended August 31, 2007, 2006, or 2005.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and Emerging Issues Task Force (EITF) Issue 96-6, Accounting for the Film and Software Costs Associated with Developing Entertainment and Educational Software Products, development costs incurred in the research and development of new curriculum and software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility has been established.

During fiscal 2007, we capitalized certain costs incurred for the development of a new 7 Habits of Highly Effective People interactive program as well as new and continued development of projects related to leadership, goal alignment, and execution.  Capitalized development costs are generally amortized over a five-year life, which is based on numerous factors, including expected cycles of major changes to curriculum.  Capitalized curriculum development costs are reported as a component of our other long-term assets in our consolidated balance sheet and totaled $8.6 million and $5.9 million at August 31, 2007 and 2006.  Amortization of capitalized curriculum development costs is reported as a component of cost of sales.

Restricted Investments

The Company’s restricted investments consist of insurance contracts and investments in mutual funds that are held in a “rabbi trust” and are restricted for payment to the participants of our deferred compensation plan (Note 16).  We account for our restricted investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  As required by SFAS No. 115, the Company determines the proper classification of its investments at the time of purchase and reassesses such designations at each balance sheet date.  For the periods presented in this report, our restricted investments were classified as trading securities and consisted of insurance contracts and mutual funds.  The fair value of these restricted investments totaled $0.7 million and $1.2 million at August 31, 2007 and 2006, and were recorded as components of other long-term assets in the accompanying consolidated balance sheets.

In accordance with SFAS No. 115, our unrealized losses on restricted investments, which were immaterial during fiscal years 2007, 2006, and 2005, were recognized in the accompanying consolidated income statements as a component of selling, general, and administrative expense.

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

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2007	2006
Accrued compensation	$6,807	$7,567
Unearned revenue	4,709	5,275
Outsourcing contract costs payable	4,357	4,111
Customer credits	2,570	2,632
Accrued preferred stock dividends	-	934
Other accrued liabilities	11,658	11,651
	$30,101	$32,170

Foreign Currency Translation and Transactions

The functional currencies of the Company’s foreign operations are the reported local currencies.  Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars.  The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated using average exchange rates during the fiscal year.  The resulting translation gains or losses were recorded as a component of accumulated other comprehensive income in shareholders’ equity.  Foreign currency transaction losses totaled $0.1 million, $0.1 million, and $0.3 million, during fiscal years 2007, 2006, and 2005, respectively, and were reported as a component of our selling, general, and administrative expenses.

Derivative Instruments

Derivative instruments are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as modified by SFAS No. 138, Accounting for Certain Derivative and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  During the normal course of business, we are exposed to risks associated with foreign currency exchange rate and interest rate fluctuations.  Foreign currency exchange rate exposures result from the Company’s operating results, assets, and liabilities that are denominated in currencies other than the United States dollar.  In order to limit our exposure to these elements, we have made limited use of derivative instruments.  Each derivative instrument that is designated as a hedge instrument is recorded on the balance sheet at its fair value.  Changes in the fair value of derivative instruments that qualify for hedge accounting are recorded in accumulated other comprehensive income, which is a component of shareholders’ equity.  Changes in the fair value of derivative instruments that are not designated as hedge instruments are immediately recognized as a component of selling, general, and administrative expense in our consolidated income statements.

Sales Taxes

We collect sales tax on qualifying transactions with customers based upon applicable sales tax rates in various jurisdictions.  The Company accounts for its sales taxes collected using the net method as defined by Emerging Issues Task Force (EITF) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) and accordingly, we do not include sales taxes in net sales reported in our consolidated financial statements.

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

Revenue is recognized on software sales in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-09.  Statement 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products and support to be allocated to each element based on the relative fair value of the elements based on vendor specific objective evidence (VSOE).  The majority of the Company’s software sales have multiple elements, including a license and post contract customer support (PCS).  Currently we do not have VSOE for either the license or support elements of our software sales.  Accordingly, revenue is deferred until the only undelivered element is PCS and the total arrangement fee is recognized over the support period.  During fiscal 2007, 2006, and 2005, we had software sales totaling $3.2 million, $3.3 million, and $4.6 million, which are included as a component of product sales in our consolidated income statements.

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned operation.  Licensee companies are unrelated entities that have been granted a license to translate our content and curriculum, adapt the content and curriculum to the local culture, and sell our training seminars and products in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of the licensee’s sales.  We recognize royalty income each period based upon the sales information reported to the Company from the licensee.  Licensee royalty revenues totaled $7.6 million, $6.1 million, and $5.2 million, for the fiscal years ended August 31, 2007, 2006, and 2005.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Share-Based Compensation

At the beginning of fiscal 2006 we adopted the provisions of SFAS No. 123 (Revised 2004) Share Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  Generally, this new statement follows the approach previously defined in SFAS No. 123.  However, SFAS No. 123R requires all share based-payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values.

We previously accounted for our share-based compensation using the intrinsic method as defined in APB Opinion No. 25 and accordingly, we have not recognized any expense for our stock option plans or employee stock purchase plan in our consolidated financial statements for fiscal years prior to the adoption of SFAS No. 123R.  We adopted SFAS No. 123R using the modified prospective transition method.  Under this method, share-based awards that are granted, modified, or settled after the date of adoption are measured and accounted for in accordance with Statement No. 123R and prior period financial results are not retroactively adjusted.  The accounting treatment for unvested share awards remains essentially unchanged.  The following table presents the pro forma share-based compensation amounts that would have been included in our income statements for fiscal 2005 had share-based compensation expense been determined in accordance with the fair value method prescribed by SFAS No. 123 (in thousands):

YEAR ENDED AUGUST 31,	2005
Net loss attributable to common shareholders, as reported	$(5,837)
Add: Share-based compensation expense included in reported net income, net of related tax effects	791
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,019)
Net loss attributable to common shareholders, pro forma	$(8,065)

Basic and diluted net loss per share, as reported	$(.34)

Basic and diluted net loss per share, pro forma	$(.46)

In connection with changes to our Chief Executive Officer’s (CEO) compensation (Note 20), we accelerated the vesting on the CEO’s 1.6 million stock options with an exercise price of $14.00 per share during fiscal 2005.  The accelerated vesting of these options increased the fair value of stock-based compensation as shown in the table above by $1.9 million during fiscal 2005.

For more information on our share-based compensation plans, refer to Note 12.

Shipping and Handling Fees and Costs

All shipping and handling fees billed to customers are recorded as a component of net sales.  All costs incurred related to the shipping and handling of products are recorded in cost of sales.

Advertising Costs

Costs for newspaper, television, radio, and other advertising are expensed as incurred or recognized over the period of expected benefit for direct response and catalog advertising.  Direct response advertising costs, which consist primarily of printing and mailing costs for catalogs and seminar mailers, are charged to expense over the period of projected benefit, which ranges from three to 12 months.  Advertising costs included in selling, general, and administrative expenses totaled $15.9 million, $16.0 million, and $16.2 million, for the fiscal years ended August 31, 2007, 2006, and 2005.  Our direct response advertising costs reported in other current assets totaled $2.2 million and $2.5 million at August 31, 2007 and 2006.

Research and Development Costs

We expense research and development costs as incurred.  During the fiscal years ended August 31, 2007, 2006, and 2005, we expensed $3.3 million, $2.3 million, and $2.2 million of research and development costs that were recorded as components of cost of sales and selling, general, and administrative expenses in our consolidated income statements.

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

Comprehensive Income

Comprehensive income includes changes to equity accounts that were not the result of transactions with shareholders.  Comprehensive income is comprised of net income or loss and other comprehensive income and loss items.  Our comprehensive income and losses generally consist of changes in the fair value of derivative instruments and changes in the cumulative foreign currency translation adjustment.

Accounting Pronouncements Issued Not Yet Adopted

Uncertain Tax Positions– In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.  This interpretation prescribes a consistent recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing, and measuring tax positions for financial statement purposes.  This interpretation also requires expanded disclosure with respect to the uncertainties as they relate to income tax accounting and is effective for fiscal years beginning after December 15, 2006.  The Company will adopt the provisions of FIN No. 48 on September 1, 2007 (fiscal 2008) and the cumulative effect from the adoption of FIN No. 48, if any, will be an adjustment to beginning retained earnings in the year of adoption.  Based on our analysis, we do not expect the adoption of FIN No. 48 to have a material impact on our consolidated financial statements.

Fair Value Measures – In September 2006, the FASB issued SFAS No. 157, Fair Value Measures.  This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements.  Statement No. 157 only applies to fair-value measurements that are already required or permitted by other accounting standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  This statement is effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007, and will thus be effective for the Company in fiscal 2009.  We have not yet completed our analysis of the impact of SFAS No. 157 on our financial statements.

2.	PROPERTY AND EQUIPMENT

Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2007	2006
Land and improvements	$1,639	$1,869
Buildings	34,536	35,063
Machinery and equipment	29,026	31,709
Computer hardware and software	45,623	42,532
Furniture, fixtures, and leasehold improvements	32,579	32,831
	143,403	144,004
Less accumulated depreciation	(107,340)	(110,686)
	$36,063	$33,318

During fiscal 2007, we completed a project to reconfigure our printing operations to improve our printing services’ efficiency, reduce operating costs, and improve our printing services’ flexibility in order to increase external printing service sales.  Our reconfiguration plan included moving our printing operations a short distance from its existing location to our corporate headquarters campus and the sale of the manufacturing facility and certain printing presses.  We completed the sale of the manufacturing facility during the second quarter of fiscal 2007.  The sale price was $2.5 million and, after deducting customary closing costs, the net proceeds to the Company from the sale totaled $2.3 million in cash.  The carrying value of the manufacturing facility at the date of sale was $1.1 million and accordingly, we recognized a $1.2 million gain on the sale of the manufacturing facility.  The manufacturing facility assets sold were primarily reported as a component of corporate assets for segment reporting purposes.  Due to a lower-than-expected sale price on one of the printing presses to be sold, we recorded an impairment charge totaling $0.3 million to reduce the carrying value of the printing press to its anticipated sale price.  The impairment charge was included as a component of depreciation expense in our consolidated income statement for the fiscal year ended August 31, 2007.

In fiscal 2005, we completed the sale and leaseback of our corporate headquarters facility, located in Salt Lake City, Utah.  The sale price was $33.8 million in cash and after deducting customary closing costs, including commissions and an amount held in escrow for payment of the remaining mortgage on one of the buildings, we received net proceeds totaling $32.4 million.  In connection with the transaction, we entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group.  The master lease agreement contains six five-year renewal options, which will allow us to maintain our operations at our current location for up to 50 years.  Although the corporate headquarters facility was formally sold and the Company has no legal ownership of the property, SFAS No. 98, Accounting for Leases, precluded us from recording the transaction as a sale since we have subleased more than a minor portion of the property.  Pursuant to this accounting guidance, we have accounted for the sale as a financing transaction, which required us to continue reporting the corporate headquarters facility as an asset and to depreciate the property over the life of the master lease agreement.  We also recorded a financing obligation to the purchaser (Note 5) for the sale price.  At August 31, 2007, the carrying value of the corporate headquarters facility was $20.3 million.

As a result of projected negative cash flows at certain retail stores, we recorded impairment charges totaling $0.2 million during fiscal 2005 to reduce the carrying values of these stores’ long-lived assets to their estimated fair values.  The impairment charges were related to assets that are to be held and used by the Company and were included as a component of depreciation expense in our consolidated income statement.  We did not record any impairment charges on our retail store property and equipment during the fiscal years ended August 31, 2007 or 2006.

Certain land and buildings are collateral for mortgage debt obligations (Note 5).

3.	INTANGIBLE ASSETS

Our intangible assets were comprised of the following (in thousands):

AUGUST 31, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
License rights	$27,000	$(8,355)	$18,645
Curriculum	58,230	(28,361)	29,869
Customer lists	18,124	(13,715)	4,409
Trade names	1,277	(1,277)	-
	104,631	(51,708)	52,923
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$127,631	$(51,708)	$75,923

AUGUST 31, 2006
Definite-lived intangible assets:
License rights	$27,000	$(7,417)	$19,583
Curriculum	58,229	(26,826)	31,403
Customer lists	18,774	(13,228)	5,546
Trade names	1,277	(1,277)	-
	105,280	(48,748)	56,532
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$128,280	$(48,748)	$79,532

Our intangible assets are amortized on a straight-line basis over the estimated useful life of the asset.  The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of definite-lived intangible assets at August 31, 2007 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Amortization Period

License rights	19 years	30 years
Curriculum	12 to 19 years	26 years
Customer lists	4 years	13 years

Our aggregate amortization expense from definite-lived intangible assets totaled $3.6 million, $3.8 million, and $4.2 million, for fiscal years 2007, 2006, and 2005.  Amortization expense for our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING AUGUST 31,
2008	$3,602
2009	3,601
2010	3,598
2011	3,456
2012	2,458

Table of Contents
4.	CURRENT LINES OF CREDIT

During the third quarter of fiscal 2007, we entered into secured revolving line-of-credit agreements with JPMorgan Chase Bank N.A. and Zions First National Bank (the Credit Agreements).  The Credit Agreements provide a total of $25.0 million of borrowing capacity to the Company at an interest rate equal to LIBOR plus 1.10 percent (weighted average rate of 6.6 percent at August 31, 2007).  The Credit Agreements expire on March 14, 2010 and we may draw on the credit facilities, repay, and draw again, on a revolving basis, up to the maximum loan amount of $25.0 million so long as no event of default has occurred and is continuing.  Based primarily upon our intentions to repay amounts outstanding on The Credit Agreements during fiscal 2008, we classified the outstanding balance as a current liability at August 31, 2007.  The Credit Agreements also contain customary representations and guarantees as well as provisions for repayment and liens.

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

The Company may use the Credit Agreements for general corporate purposes and during fiscal 2007 we used a portion of the credit available through the Credit Agreements to redeem the remaining shares of our outstanding Series A preferred stock as described in Note 9.

In addition to the lines of credit described above, we obtained a CDN $500,000 (approximately $473,000) revolving line of credit with a Canadian Bank through our wholly-owned Canadian subsidiary (the Canadian Line of Credit) during fiscal 2007.  The Canadian Line of Credit bears interest at the Canadian prime rate and is a revolving line of credit that may be repeatedly borrowed against and repaid during the life of the agreement.  The Canadian Line of Credit may be used for general corporate purposes and requires our Canadian subsidiary to maintain a specified financial covenant for minimum debt service coverage or the payment of the loan may be accelerated.  As of August 31, 2007 we had not yet drawn upon the Canadian Line of Credit.

5.	LONG-TERM DEBT AND FINANCING OBLIGATION

Our long-term debt and financing obligation were comprised of the following (in thousands):

AUGUST 31,	2007	2006
Financing obligation on corporate campus, payable in monthly installments of $254 for the first five years with two percent annual increases thereafter (imputed interest at 7.7%), through June 2025	$32,807	$33,291
Mortgage payable in monthly installments of $9 CDN ($9 USD at August 31, 2007), plus interest at the CDN prime rate (6.3% at August 31, 2007) through January 2015, secured by real estate	787	853
	33,594	34,144
Less current portion	(629)	(585)
Total long-term debt and financing obligation, less current portion	$32,965	$33,559

The mortgage loan on our Canadian facility requires the Company to maintain certain financial ratios at our wholly-owned Canadian operation.

Future principal maturities of our long-term debt and financing obligation were as follows at August 31, 2007 (in thousands):

YEAR ENDING AUGUST 31,
2008	$629
2009	671
2010	727
2011	840
2012	963
Thereafter	29,764
$33,594

During fiscal 2005, we completed the sale and leaseback of our corporate headquarters facility, located in Salt Lake City, Utah.  The sale price was $33.8 million in cash and after deducting customary closing costs, we received net proceeds totaling $32.4 million.  In connection with the transaction, we entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group.  The master lease agreement also contains six five-year renewal options that will allow us to maintain our operations at the current location for up to 50 years.  Although the corporate headquarters facility was sold and the Company has no legal ownership of the property, SFAS No. 98, Accounting for Leases, precluded us from recording the transaction as a sale since we have subleased a significant portion of the property that was sold.  Accordingly, we have accounted for the sale as a financing transaction, which required us to continue reporting the corporate headquarters facility as an asset (Note 2) and to record a financing obligation for the sale price.  The future minimum payments under the financing obligation for the initial 20 year lease term are as follows (in thousands):

YEAR ENDING AUGUST 31,
2008	$3,045
2009	3,045
2010	3,055
2011	3,115
2012	3,178
Thereafter	46,780
Total future minimum financing obligation payments	62,218
Less interest	(30,723)
Present value of future minimum financing obligation payments	$31,495

The difference between the carrying value of the financing obligation and the present value of the future minimum financing obligation payments represents the carrying value of the land sold in the financing transaction, which is not depreciated.  At the conclusion of the master lease agreement, the remaining financing obligation and carrying value of the land will be written off our financial statements.

6.	OPERATING LEASES

Lease Expense

In the normal course of business, we lease office space, retail store locations, and warehouse and distribution facilities under non-cancelable operating lease agreements.  We rent office space, primarily for international and domestic regional sales administration offices, in commercial office complexes that are conducive to sales and administrative operations.  The majority of our retail stores are leased in locations that generally have significant consumer traffic, such as shopping malls and other commercial districts.  We also rent warehousing and distribution facilities at certain international locations that are designed to provide secure storage and efficient distribution of our products to areas outside of the United States.  These operating lease agreements generally contain renewal options that may be exercised at our discretion after the completion of the base rental term.  In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.  At August 31, 2007, we had operating leases that have remaining terms of one to 10 years.  The following table summarizes our future minimum lease payments under operating lease agreements at August 31, 2007 (in thousands):

YEAR ENDING AUGUST 31,
2008	$8,302
2009	6,559
2010	5,064
2011	3,453
2012	2,577
Thereafter	5,720
$31,675

We recognize lease expense on a straight-line basis over the life of the lease agreement.  Contingent rent expense is recognized as it is incurred.  Total rent expense recorded in selling, general, and administrative expense from operating lease agreements was $10.8 million, $11.2 million, and $13.5 million for the years ended August 31, 2007, 2006, and 2005.  Additionally, certain retail store leases contain terms that require additional, or contingent, rental payments based upon the realization of certain sales thresholds.  Our contingent rental payments under these arrangements were insignificant during the fiscal years ended August 31, 2007, 2006, and 2005.

Lease Income

We have subleased a significant portion of our corporate headquarters office space located in Salt Lake City, Utah to multiple, unrelated tenants.  The cost basis of the office space available for lease was $24.0 million and had a carrying value of $15.1 million at August 31, 2007.  We also have sublease agreements on two retail store locations that we have exited, but still have a remaining lease obligation.  Future minimum lease payments due to us from these sublease agreements at August 31, 2007, are as follows (in thousands):

YEAR ENDING AUGUST 31,
2008	$2,546
2009	2,488
2010	1,667
2011	1,026
2012	1,037
Thereafter	648
$9,412

Sublease payments made to the Company totaled $2.4 million, $2.0 million, and $1.9 million in fiscal years 2007, 2006, and 2005 of which $0.3 million, $0.3 million, and $0.8 million was recorded as a reduction of rent expense associated with underlying lease agreements in our selling, general, and administrative expense in the years ended August 31, 2007, 2006, and 2005.  Sublease income from the leases at our corporate headquarters was reported as a component of product sales in our consolidated income statements and in other Consumer Solutions Business Unit sales in our segment reporting (Note 19).

7.	COMMITMENTS AND CONTINGENCIES

EDS Outsourcing Contract

The Company has an outsourcing contract with Electronic Data Systems (EDS) to provide warehousing, distribution, information systems, and call center operations.  Under terms of the outsourcing contract and its addendums, EDS operates our primary call center, provides warehousing and distribution services, and supports our software products and various information systems.  The outsourcing contract and its addendums expire on June 30, 2016 and have remaining required minimum payments totaling $161.0 million, which are payable over the life of the contract.  During fiscal 2006, we amended the terms of the outsourcing agreement with EDS.  One of the key provisions of this amendment is reduced required minimum annual payments for information systems support.  Although we may pay more than the minimum required payments due to actual usage and other factors, the contractually required minimum annual payments were reduced by a total of $84.2 million over the life of the outsourcing agreement.  During fiscal years 2007, 2006, and 2005, we expensed $30.1 million, $30.6 million, and $30.4 million for services provided under terms of the EDS outsourcing contract.  The total amount expensed each year under the EDS contract includes freight charges, which are billed to the Company based upon activity, that totaled $9.6 million, $9.8 million, and $9.6 million during the years ended August 31, 2007, 2006, and 2005, respectively.  The following schedule summarizes our estimated required minimum payments to EDS for services over the life of the outsourcing contract and its addendums (in thousands):

YEAR ENDING AUGUST 31,
2008	$15,791
2009	16,129
2010	16,099
2011	16,150
2012	19,147
Thereafter	77,717
$161,033

Our estimated minimum payments are based on contractually negotiated amounts and may fluctuate in future periods based upon actual sales and activity levels.

Under terms of the outsourcing agreement with EDS, we are contractually obligated to purchase the necessary computer hardware to keep such property and equipment up to certain specifications.  Amounts shown below are estimated required capital purchases of computer hardware under terms of the EDS outsourcing agreement and its amendments (in thousands):

YEAR ENDING AUGUST 31,
2008	$703
2009	721
2010	748
2011	682
2012	789
Thereafter	3,320
$6,963

The outsourcing contracts contain early termination provisions that the Company may exercise under certain conditions.  However, in order to exercise the early termination provisions, we would have to pay specified penalties to EDS depending upon the circumstances of the contract termination.

Purchase Commitments

During the normal course of business, we issue purchase orders to various external vendors for products (inventory) to be delivered at times that coincide with our seasonally busy months of November, December, and January as well as for other products and services during the fiscal year.  At August 31, 2007, we had purchase commitments totaling $15.1 million for products and services to be delivered in fiscal 2008.  Other purchase commitments for materials, supplies, and other items incident to the ordinary conduct of business were immaterial, both individually and in aggregate, to the Company’s operations at August 31, 2007.

Legal Matters

In August 2005, EpicRealm Licensing (EpicRealm) filed an action against the Company for patent infringement.  The action alleges that FranklinCovey infringed upon two of EpicRealm’s patents directed to managing dynamic web page requests from clients to a web server that in turn uses a page server to generate a dynamic web page from content retrieved from a data source.  The Company denies the patent infringement and believes that the EpicRealm claims are invalid.  This litigation is still in the discovery phase and the Company continues to vigorously defend the matter.

The Company is also the subject of certain legal actions, which we consider routine to our business activities.  At August 31, 2007, we believe that, after consultation with legal counsel, any potential liability to the Company under such actions will not materially affect our financial position, liquidity, or results of operations.

8.	PREFERRED STOCK RECAPITALIZATION

Overview

At the Annual Meeting of Shareholders held on March 4, 2005 our shareholders approved a plan to recapitalize the Company’s preferred stock.  Under terms of the recapitalization plan, we completed a one-to-four forward split of the existing Series A preferred stock and then bifurcated each share of Series A preferred stock into a new share of Series A preferred stock that was no longer convertible into common stock, and a warrant to purchase shares of common stock.  The new Series A preferred stock retained its common-equivalent voting rights and automatically converted to shares of Series B preferred stock if the holder of the original Series A preferred stock sold, or transferred, the preferred stock to another party.  Series B preferred stock does not have common-equivalent voting rights, but retained substantially all other characteristics of the new Series A preferred stock.

Each previously existing Series A preferred shareholder received a warrant to purchase a number of common shares equal to 71.43 shares for each $1,000 ($14 per share) in aggregate liquidation value of Series A preferred shares held immediately prior to the recapitalization transaction.  The exercise price of each warrant is $8.00 per share (subject to customary anti-dilution and exercise features) and the warrants are exercisable over an eight-year term.

The preferred stock recapitalization transaction enabled the Company to:

•	Have the conditional right to redeem shares of preferred stock;
•
Place a limit on the period in which we may be required to issue common stock.  The new warrants to purchase shares of common stock expire in eight years (March 2013), compared to the perpetual right of previously existing Series A preferred stock to convert to shares of common stock;

•	Increase its ability to purchase shares of our common stock. Previous purchases of common stock were limited and potentially subject to the approval of Series A preferred shareholders;
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

In accordance with terms and provisions of the preferred stock recapitalization, we have redeemed all outstanding shares of Series A preferred stock (Note 9).  At August 31, 2007, there were no shares of Series A or Series B preferred stock issued or outstanding.

New Preferred Stock Rights

Upon completion of the recapitalization transaction, Series A preferred rights were amended to prevent the conversion of Series A preferred stock to shares of common stock.  Series B preferred stock rights were amended to be substantially equivalent to Series A rights, except for the eliminated voting rights.  The rights of the new Series A and Series B preferred stock included the following:

•
Liquidation Preference– Both Series A and Series B preferred stock have a liquidation preference of $25.00 per share plus accrued unpaid dividends, which would have been paid in preference to the liquidation rights of all other equity classes.

•
Conversion – Neither Series A nor Series B preferred stock was convertible to shares of common stock.  Series A preferred stock converted into shares of Series B preferred stock only upon the sale or transfer of the Series A shares.  Series B preferred stock does not have any conversion rights.

•
Dividends– Both Series A and Series B preferred stock accrued dividends at 10.0 percent, which were payable quarterly, in preference to dividends on all other equity classes.  If dividends would have been in arrears for six or more quarters, the number of the Company’s Board of Directors would have been increased by two and the Series A and Series B preferred shareholders would have had the ability to select these additional directors.  Series A and Series B preferred stock could not have participated in dividends paid to common stockholders.

•
Redemption – Under the original recapitalization agreements, we were only permitted to redeem any of the Series A or Series B preferred shares during the first year following the recapitalization at a price per share equal to 100 percent of the liquidation preference.  Subsequent to the first anniversary of the recapitalization and before the fifth anniversary of the transaction, we would have been allowed to purchase preferred shares (up to $30.0 million in aggregate) only from Knowledge Capital, which held the majority of our preferred stock, at a premium that increased one percentage point annually.  After the sixth anniversary of the recapitalization, we could have redeemed shares of preferred stock at 101 percent of the liquidation preference on the date of redemption.

At our Annual Meeting of Shareholders held in January 2006, we obtained shareholder approval of an amendment to our articles of incorporation that extended the period during which we had the right to redeem outstanding shares of preferred stock at 100 percent of its liquidation preference.  The amendment extended the original redemption deadline from March 8, 2006 to December 31, 2006 and also provided the right to extend the redemption period for an additional year to December 31, 2007, if another $10.0 million of preferred stock is redeemed before December 31, 2006.  On February 13, 2006 we redeemed $10.0 million of preferred stock, which satisfied the additional extension provision and the Company redeemed all remaining preferred stock prior to December 31, 2007.

•
Change in Control– In the event of any change in control of the Company, Knowledge Capital, to the extent that it still held shares of Series A preferred stock, would have had the option to receive a cash payment equal to 101 percent of the liquidation preference of its Series A preferred shares then held.  The remaining Series A and Series B preferred shareholders had no such option.

•
Voting Rights– Although the new Series A preferred shareholders did not have conversion rights, they were still entitled to voting rights.  The holder of each new share of Series A preferred stock was entitled to the voting rights they would have had if they held two shares of common stock.  The cumulative number of votes was based upon the number of votes attributable to shares of Series A held immediately prior to the recapitalization transaction less any transfers of Series A shares to Series B shares or redemptions.  In the event that a Series A preferred shareholder exercised a warrant to purchase the Company’s common stock, their Series A voting rights would have been reduced by the number of the common shares issued upon exercise of the warrant.  This feature was designed to prevent the holders of Series A preferred stock from increasing their voting influence through the acquisition of additional shares of common stock resulting from the exercise of the warrants.

•
Registration Rights– We were required to use our best efforts to register the resale of all shares of common stock and shares of Series B preferred stock issuable upon the transfer and conversion of the Series A preferred stock held by Knowledge Capital and certain permitted transferees of Knowledge Capital within 240 days following the initial filing of the registration statement covering such shares.  The initial filing of the registration statement was required to occur within 120 days following the closing of the recapitalization transaction.  However, we obtained an extension on this filing from Knowledge Capital and the registration statement was filed and became effective in September 2005.

Accounting for the Recapitalization

In order to account for the various aspects of the preferred stock recapitalization transaction, we considered guidance found in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity, EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, EITF Issue D-98 Classification and Measurement of Redeemable Securities, and EITF Issue D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.  Based upon the relevant guidance found in these pronouncements, we accounted for the various aspects of the preferred stock recapitalization as follows:

New Series A and Series B Preferred Stock– The new shares of preferred stock continued to be classified as a component of shareholders’ equity since their conversion into cash or common stock was solely within the Company’s control as there were no provisions in the recapitalization documents that would have obligated us to redeem shares of the Series A or Series B preferred stock.  In addition, by virtue of the Utah Control Shares Act, the Company’s Bylaws, and the special voting rights of the preferred shareholders, there were no circumstances under which a third party could have acquired controlling voting power of the Company’s stock without consent of our Board of Directors and thus trigger our obligation to redeem the shares of new preferred stock.  Due to the significant modifications to existing shares of Series A and Series B preferred stock, we determined that the previously outstanding preferred stock was replaced with new classes of preferred stock and common stock warrants.  As a result, the new preferred stock was recorded at its fair value on the date of modification and consistent with other equity instruments, the carrying value of the new preferred stock was not subsequently adjusted to its fair market value at the end of any reporting period.

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

Subsequent to this valuation, we completed the sale of our corporate headquarters facility and redeemed $30.0 million, or 1.2 million shares, of Series A preferred stock at its liquidation preference and were considering additional redemptions of preferred stock at the liquidation preference.  Based upon these considerations and other factors, including the improvements in our operating results, we determined that the liquidation preference ($25.00 per share) was more indicative of the fair value of the preferred stock at the date of the recapitalization transaction.  Accordingly, we recorded a $7.8 million loss from the recapitalization transaction since the aggregate fair value of the new shares of preferred stock and warrants (see warrant discussion below) exceeded the carrying value of the old preferred stock.

Warrants– EITF Issue 00-19 states that warrants should be classified as a component of shareholders’ equity if 1) the warrant contract requires physical settlement or net-share settlement or 2) the warrant contract gives the Company a choice of net-cash settlement or settlement in its own shares.  We determined that the warrants should be accounted for as equity instruments because they meet these requirements.

Accordingly, we recorded the warrants at their fair value, as determined using a Black-Scholes valuation model on the date of the transaction, as a component of shareholders’ equity.  Subsequent changes in fair value will not be recorded in our financial statements as long as the warrants remain classified as shareholders’ equity in accordance with EITF Issue 00-19.  At the date of the recapitalization transaction, the warrants had a fair value of $1.22 per share, or approximately $7.6 million in total.  We issued 6.2 million common stock warrants in connection with the recapitalization transaction.  These warrants expire in March 2013.

Derivatives - The modified preferred stock agreement contained a feature that allowed us to redeem preferred stock at its liquidation preference in the first year following the recapitalization transaction and at 101 percent of the liquidation preference after the sixth anniversary of the recapitalization transaction.  In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we have determined that this embedded call feature was not a derivative because the contract was both 1) indexed in our stock, and 2) was classified as a component of stockholders’ equity on our consolidated balance sheet.

A separate agreement existed with Knowledge Capital, the entity that held the majority of the Series A preferred stock, which contained a call option to redeem $30.0 million of preferred stock at 100 percent to 103 percent of the liquidation preference as well as a “change in control” put option at 101 percent of the liquidation preference.  This agreement was a derivative and met the criteria found in paragraph 11 of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, to be separately accounted for as a liability.  However, the fiscal 2005 redemption of $30.0 million of Knowledge Capital preferred stock extinguished the call option in the recapitalization agreement and the corresponding liability derivative.  Therefore, the incremental change of control feature (the amount in excess of 100 percent of liquidation preference in the change of control put option) was valued at fair value based upon the likelihood of exercise and the expected incremental amount to be paid upon the change of control provision of the agreement.  This derivative-based liability was required to be adjusted to fair value at each reporting period and had an initial value of zero on the date of the recapitalization transaction.  The fair value of this derivative-based liability was zero through the final redemption of outstanding preferred stock.

9.	SHAREHOLDERS’ EQUITY

Preferred Stock

Series A– In accordance with the terms and provisions of the preferred stock recapitalization (Note 8), we redeemed all remaining outstanding shares of Series A preferred stock during the third quarter of fiscal 2007 at the liquidation preference of $25 per share plus accrued dividends.  In accordance with the terms and provisions of the recapitalization, we redeemed the outstanding shares of Series A preferred stock as shown below (in thousands):

Fiscal Year	Shares of Preferred Stock Redeemed	Carrying Value of Redeemed Preferred Shares
2007	1,494	$37,345
2006	800	20,000
2005	1,200	30,000
	3,494	$87,345

Series B– The preferred stock recapitalization completed in fiscal 2005 significantly changed the rights and preferences of our Series B preferred stock.  The new shares of Series A preferred stock would have automatically converted to shares of Series B preferred stock if the holder of the original Series A preferred stock sold, or transferred, the preferred stock to another party.  Series B preferred stock does not have common-equivalent voting rights, but retains substantially all other characteristics of the new Series A preferred stock.  At August 31, 2007, there were 4.0 million shares of Series B preferred stock authorized and no shares of Series B preferred stock outstanding.

Common Stock Warrants

Pursuant to the terms of the preferred stock recapitalization plan, in fiscal 2005 we completed a one-to-four forward split of the existing Series A preferred stock and then bifurcated each share of Series A preferred stock into a new share of Series A preferred stock that is no longer convertible into common stock, and a warrant to purchase shares of common stock.  Accordingly, we issued 6.2 million common stock warrants with an exercise price of $8.00 per share (subject to customary anti-dilution and exercise features), which will be exercisable over an eight-year term that expires in March 2013.  These common stock warrants were recorded at fair value on the date of the recapitalization, as determined by a Black-Scholes valuation methodology, which totaled $7.6 million.  During the fiscal years ended August 31, 2007 and 2006, common stock warrant activity was immaterial.

Treasury Stock

During fiscal 2006, our Board of Directors authorized the purchase of up to $10.0 million of our currently outstanding common stock and canceled all previously approved common stock purchase plans.  Common stock purchases under this approved plan are made at our discretion for prevailing market prices and are subject to customary regulatory requirements and considerations.  The Company does not have a timetable for the purchase of these common shares and the authorization by the Board of Directors does not have an expiration date.  During the fiscal years ended August 31, 2007 and 2006 we purchased 328,000 and 681,300 shares of our common stock under the terms of the fiscal 2006 plan for $2.5 million and $5.1 million, respectively.  At August 31, 2007, $2.4 million was remaining for future purchases under the terms of this approved plan.  We also purchased 7,900 common shares for $0.1 million during fiscal 2006 for exclusive distribution to participants in our employee stock purchase plan.

We have issued shares of treasury stock to participants in our employee stock purchase plan (ESPP) and for stock options as shown below (in thousands, except for share amounts):

Fiscal Year	Shares Issued to ESPP Participants	Shares Issued from the Exercise of Stock Options	Total Treasury Shares Issued	Cash Proceeds Received from the Issuance of Treasury Shares
2007	55,513	37,500	93,013	$321
2006	32,993	38,821	71,814	424
2005	27,263	15,000	42,263	108

In addition to the treasury shares shown above, we issued 31,500; 27,000; and 563,090 shares of our common stock held in treasury in connection with unvested and fully-vested stock awards during fiscal years 2007, 2006, and 2005 (Note 12).

10.	MANAGEMENT COMMON STOCK LOAN PROGRAM

During fiscal 2000, certain of our management personnel borrowed funds from an external lender, on a full-recourse basis, to acquire shares of our common stock.  The loan program closed during fiscal 2001 with 3.825 million shares of common stock purchased by the loan participants for a total cost of $33.6 million, which was the market value of the shares acquired and distributed to loan participants.  The Company initially participated on these management common stock loans as a guarantor to the lending institution.  However, in connection with a new credit facility obtained during fiscal 2001, we acquired the loans from the external lender at fair value and are now the creditor for these loans.  The loans in the management stock loan program initially accrued interest at 9.4 percent (compounded quarterly), are full-recourse to the participants, and were originally due in March 2005.  Although interest continues to accrue on the outstanding balance over the life of the loans to the participants, the Company ceased recording interest receivable (and related interest income) related to these loans during the third quarter of fiscal 2002.

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

The May 2004 modifications to the management stock loan terms included the following:

Waiver of Right to Collect– The Company will waive its right to collect the outstanding balance of the loans prior to the earlier of (a) March 30, 2008, or (b) the date after March 30, 2005 on which the closing price of the Company’s stock multiplied by the number of shares purchased equals the outstanding principal and accrued interest on the management stock loans (the Breakeven Date).

Lower Interest Rate– Effective May 7, 2004, the Company prospectively waived collection of all interest on the loans in excess of 3.16 percent per annum, which was the “Mid-Term Applicable Federal Rate” for May 2004.

Use of the Company’s Common Stock to Pay Loan Balances– The Company may consider receiving shares of our common stock as payment on the loans, which were previously only payable in cash.

Elimination of the Prepayment Penalty– The Company will waive its right to charge or collect any prepayment penalty on the management common stock loans.

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

Modification of Promissory Note– The management stock loan due date was changed to be the earlier of (a) March 30, 2013, or (b) the Breakeven Date as defined by the May 2004 modifications.  The interest rate on the loans will increase from 3.16 percent compounded annually to 4.72 percent compounded annually.

Redemption of Management Loan Program Shares– The Company will have the right to redeem the shares on the due date in satisfaction of the promissory notes as follows:

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

The fiscal 2006 modifications were intended to give the Company a measure of control of the outstanding loan program shares and to facilitate payment of the loans should the market value of the Company’s stock equal the principal and accrued interest on the management stock loans.  If a loan participant declines the offer to modify their management stock loan, their loan will continue to have the same terms and conditions that were previously approved in May 2004 by the Company’s Board of Directors and their loans will be due at the earlier of March 30, 2008 or the Breakeven Date.  Consistent with the May 2004 modifications, stock loan participants will be unable to realize a gain on the loan program shares unless they pay cash to satisfy the promissory note obligation prior to the due date.  As of the closing date of the extension offer, which was substantially completed in June 2006, management stock loan participants holding approximately 3.5 million shares, or 94 percent of the remaining loan shares, elected to accept the extension offer and placed their management stock loan shares into the escrow account.

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

11.	FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The book value of our financial instruments at August 31, 2007 and 2006 approximates their fair values.  The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions.  Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2007 or 2006, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.  The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes:

Cash and Cash Equivalents– The carrying amounts of cash and cash equivalents approximate their fair values due to the liquidity and short-term maturity of these instruments.

Accounts Receivable– The carrying value of accounts receivable approximate their fair value due to the short-term maturity and expected collection of these instruments.

Other Assets– Our other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt Obligations– At August 31, 2007, our debt obligations consisted of a variable-rate line of credit and a variable-rate mortgage on our Canadian facility.  Further information regarding the fair value of these liability instruments is provided below.

Variable-Rate Line of Credit– The interest rate on our line of credit obtained in fiscal 2007 is variable and is adjusted to reflect current market interest rates that would be available to us for a similar instrument.  As a result, the carrying value of the outstanding balance on the line of credit approximates its fair value.

Variable-Rate Debt– The carrying value of our variable-rate mortgage in Canada approximated its fair value since the prevailing interest rate is adjusted to reflect market rates that would be available to us for a similar debt instrument with a corresponding remaining maturity.

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

Foreign Currency Exposure– Due to the global nature of our operations, we are subject to risks associated with transactions that are denominated in currencies other than the United States dollar, as well as the effects of translating amounts denominated in foreign currencies to United States dollars as a normal part of the reporting process.  The objective of our foreign currency risk management activities is to reduce foreign currency risk in the consolidated financial statements.  In order to manage foreign currency risks, we make limited use of foreign currency forward contracts and other foreign currency related derivative instruments.  Although we cannot eliminate all aspects of our foreign currency risk, we believe that our strategy, which includes the use of derivative instruments, can reduce the impacts of foreign currency related issues on our consolidated financial statements.

Foreign Currency Forward Contracts – During the fiscal years ended August 31, 2007, 2006, and 2005, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies.  Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts.  The gains and losses on these contracts were recorded as a component of selling, general, and administrative expense in our consolidated income statements and had the following impact on the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2007	2006	2005

Losses on foreign exchange contracts	$(249)	$(346)	$(437)
Gains on foreign exchange contracts	119	415	127
Net gain (loss) on foreign exchange contracts	$(130)	$69	$(310)

At August 31, 2007, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant.  The notional amounts of our foreign currency sell contracts that did not qualify for hedge accounting were as follows at August 31, 2007 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Mexican Pesos	13,500	$1,204
Japanese Yen	100,000	864
Australian Dollars	457	374

Net Investment Hedges – During fiscal 2005, we entered into foreign currency forward contracts that were designed to manage foreign currency risks related to the value of our net investment in wholly-owned operations located in Canada, Japan, and the United Kingdom.  These three offices comprise the majority of our net investment in foreign operations.  These foreign currency forward instruments qualified for hedge accounting and corresponding gains and losses were recorded as a component of other comprehensive income in our consolidated balance sheet.  During fiscal 2005 we recognized the following net loss on our net investment hedging contracts (in thousands):

YEAR ENDED AUGUST 31,	2005

Losses on net investment hedge contracts	$(384)
Gains on net investment hedge contracts	66
Net losses on investment hedge contracts	$(318)

During fiscal 2007 and fiscal 2006 we did not utilize any net investment hedge contracts.  However, we may utilize net investment hedge contracts in future periods as a component of our overall foreign currency risk strategy.

Interest Rate Risk Management– Due to the limited nature of our interest rate risk, we do not make regular use of interest rate derivatives and we were not a party to any interest rate derivative instruments during fiscal years ended August 31, 2007, 2006, and 2005.

12.	SHARE-BASED COMPENSATION PLANS

Overview

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant performance awards, unvested stock awards, employee stock purchase plan (ESPP) shares, and stock options.  In addition, our Board of Directors and shareholders may, from time to time, approve fully vested stock awards.  At August 31, 2007, our stock option incentive plan, which permits the granting of performance awards, unvested stock awards to employees, and incentive stock options had approximately 1,386,000 shares available for granting (using August 31, 2007 performance award vesting expectations) and our 2004 ESPP plan had approximately 901,000 shares authorized for purchase by plan participants.  The total cost of our share-based compensation plans for fiscal years 2007 and 2006 were as follows (in thousands):

YEAR ENDED AUGUST 31,	2007	2006

Performance awards	$835	$503
Unvested share awards	481	296
Compensation cost of ESPP	75	37
Stock options	3	7
	$1,394	$843

The compensation cost of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying consolidated income statements and no share-based compensation was capitalized during fiscal years 2007 or 2006.  The Company generally issues shares of common stock for its share-based compensation plans from shares held in treasury.  The following is a description of our share-based compensation plans.

Performance Awards

During fiscal 2006, our shareholders approved a share-based long-term incentive plan (the LTIP) that permits an annual grant of performance-based share awards to certain executive and managerial personnel as directed by the Compensation Committee of the Board of Directors.  The LTIP performance awards cliff vest, and are exchanged for shares of our common stock, on August 31 following the completion of a three-year measurement period.  For example, performance awards granted in fiscal 2007 will vest on August 31, 2009.  Compensation expense will be recorded using a five percent and zero percent estimated forfeiture rate during the vesting period for the fiscal 2007 LTIP award and fiscal 2006 LTIP award, respectively.  Each fiscal year LTIP award provides for a target number of shares to be awarded if specified financial goals based on a combination of sales growth and cumulative operating income are achieved.  However, the number of shares that are finally awarded to LTIP participants is variable and may range from zero shares, if a minimum level of performance is not achieved, to 200 percent of the target award, if the specifically defined performance criteria is exceeded during the three-year performance period.

The LTIP performance awards are valued at the closing price of our common stock on the grant date.  The corresponding compensation cost of each LTIP award is expensed ratably over the measurement period of the award, which is approximately three years.  Since the number of shares that may be issued under the LTIP is variable, we reevaluate the LTIP awards on a quarterly basis and adjust the number of shares expected to be awarded based upon financial results of the Company as compared to the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the date of adjustment based upon the estimated probable number of shares to be awarded.  The following information applies to our LTIP performance awards at August 31, 2007 (in thousands, except share and per share values):

Award Date	Vesting Date	Target Award	Adjusted Award	Grant Date Fair Value per Share	Unrecognized Compensation
Fiscal 2006	August 31, 2008	378,665	182,779	$6.60	$467
Fiscal 2007	August 31, 2009	429,312	357,617	$5.78	1,468
		807,977	540,396		$1,935

During fiscal 2007, we adjusted the expected number of shares to vest based upon current year financial performance, estimated performance through the remaining service period, and the sale of our Brazil subsidiary and Mexico training operations.  Due primarily to overall sales performance issues and the expected impact from the sale of our Brazil and Mexico subsidiaries, we reduced the number of performance awards expected to vest in our fiscal 2007 and fiscal 2006 LTIP grants, which resulted in cumulative adjustments to reduce our fiscal 2007 operating expenses totaling $0.4 million.  During fiscal 2006 our cumulative adjustments, which also reduced operating expenses, totaled $0.1 million.  The recognized tax benefit from LTIP performance awards totaled $0.3 million and $0.2 million for the fiscal years ended August 31, 2007 and 2006, respectively.  The intrinsic value of our LTIP performance awards was $4.0 million, which was based upon our closing stock price of $7.49 per share on August 31, 2007.

Unvested Stock Awards

The fair value of our unvested stock awards is calculated based on the number of shares issued and the closing market price of our common stock on the date of the grant.  The corresponding compensation cost of unvested stock awards is amortized to selling, general, and administrative expense on a straight-line basis over the vesting period of the award, which generally ranges from three to five years.  The following is a description of our unvested stock awards granted to certain members of our Board of Directors and to our employees.

Board of Director Awards– During January 2006, our shareholders approved changes to our non-employee directors’ stock incentive plan (the Directors’ Plan).  The Directors’ plan was designed to provide non-employee directors of the Company, who are ineligible to participate in our employee stock incentive plan, an opportunity to acquire an interest in the Company through the acquisition of shares of common stock.  Under the previous provisions of the Directors’ Plan, each non-employee director received an annual unvested stock award with a value (based on the trading price of the Company’s common stock on the date of the award) equal to $27,500.  The primary modification to the Directors’ plan approved by the shareholders changed the annual unvested stock grant to 4,500 shares of common stock rather than the dollar value previously defined in the plan.  The amendment also eliminated the limitation on the maximum dollar value of all awards made under the Directors’ Plan in any given year.

Under the provisions of the Directors’ Plan, we issued 31,500 shares, 27,000 shares, and 76,090 shares of our common stock to certain members of the Board of Directors during the fiscal years ended August 31, 2007, 2006, and 2005.  The fair value of the shares awarded under the Directors’ Plan was $0.2 million per fiscal year and was calculated on the grant date with the corresponding compensation cost is being recognized over the vesting period of the awards, which is three years.  The cost of the common stock issued from treasury stock for these awards was $0.5 million, $0.4 million, and $1.3 million in fiscal years 2007, 2006, and 2005.

Employee Awards– During fiscal 2005 and in prior periods, we have granted unvested stock awards to certain employees as long-term incentives.  These unvested stock awards cliff vest five years from the grant date or on an accelerated basis if we achieve specified earnings levels.  The compensation cost of these unvested stock awards was based on the fair value of our common shares on the grant date and is expensed on a straight-line basis over the vesting (service) period of the awards.  The recognition of compensation cost is accelerated when we believe that it is probable that we will achieve the specified earnings thresholds and the shares will vest.

In connection with these unvested stock awards, the participants were eligible to receive a cash bonus for a portion of the income taxes resulting from the grant.  The participants could receive their cash bonus at the time of grant or when the award shares vest.  These cash bonuses totaled $0.5 million for awards granted in fiscal 2005, which was expensed as the bonuses were paid to the participants on or around the grant date.  During the fourth quarter of fiscal 2007, the financial performance goals were reached for certain employees and one-half of their awards were accelerated.  Other awards were vested during fiscal 2007 in connection with the termination of certain management employees.  The accelerated vesting of these awards was accounted for as a modification of an award under the provisions of SFAS No. 123R during fiscal 2007.  The additional compensation expense from the acceleration of these awards totaled $0.1 million.  In the third quarter of fiscal 2005, we also achieved specified earnings thresholds required to accelerate the vesting for one-half of the unvested stock awards granted to employees in fiscal 2004 and unvested stock awards granted to our CEO in December 2004.  Accordingly, during fiscal 2005 we expensed an additional $0.5 million of compensation cost related to the accelerated vesting of these unvested employee stock awards.

The unvested award shares granted to employees in fiscal 2005 were issued from common stock held in treasury and had a cost basis of $5.2 million for the awards granted.  The difference between the fair value of the unvested shares granted and their cost, which totaled $4.2 million, was recorded as a reduction to additional paid-in capital.

The following information applies to our unvested stock awards granted to members of the Board of Directors under the Directors’ Plan and employees during fiscal 2007:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested stock awards at August 31, 2006	431,295	$3.46
Granted	31,500	7.90
Forfeited	-	-
Vested	(52,125)	3.45
Unvested stock awards at August 31, 2007	410,670	$3.80

At August 31, 2007, there was $0.8 million of total unrecognized compensation cost related to our unvested stock awards, which is expected to be recognized over the weighted-average vesting period of approximately two years unless specified accelerator thresholds are met.  Compensation expense related to our unvested stock awards totaled $0.5 million, $0.3 million, and $0.8 million in fiscal years 2007, 2006, and 2005 and the total recognized tax benefit from unvested stock awards totaled $0.2 million, $0.1 million, and $0.3 million for the fiscal years ended August 31, 2007, 2006, and 2005, respectively.  The intrinsic value of our unvested stock awards at August 31, 2007 was $3.1 million.

Employee Stock Purchase Plan

We have an employee stock purchase plan (Note 16) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of the Company’s common stock on the last trading day of the calendar month in each fiscal quarter.  Based upon guidance in SFAS No. 123R, we determined that the discount offered to employees under the ESPP is compensatory and the amount is therefore expensed at each grant date.  During the fiscal year ended August 31, 2007, a total of 55,513 shares were issued to participants in the ESPP.

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

Information related to stock option activity during the fiscal year ended August 31, 2007 is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price Per Share	Weighted Avg. Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)

Outstanding at August 31, 2006	2,153,688	$12.39
Granted	-
Exercised	(37,500)	1.70
Forfeited	(57,888)	7.43

Outstanding at August 31, 2007	2,058,300	$12.72	2.8	$223.00

Options vested and exercisable at August 31, 2007	2,045,800	$12.79	2.8	$150.00

We expect that all of our remaining unvested stock options will vest and be exercisable.

The Company did not grant any stock options during the fiscal years ended August 31, 2007, 2006 or 2005, and the remaining unamortized service cost on previously granted stock options is insignificant in aggregate.  Prior to the adoption of SFAS No. 123R, a Black-Scholes option-pricing model was used to calculate the pro forma compensation expense from stock option activity and the weighted average fair value of options granted.  The estimated fair value of options granted was subject to the assumptions made in the Black-Scholes option-pricing model and if the assumptions were to change, the estimated fair values of our stock options could be significantly different.

The following additional information applies to our stock options outstanding at August 31, 2007:

Range of Exercise Prices	Number Outstanding at August 31, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at August 31, 2007	Weighted Average Exercise Price
$1.70 – $7.00	148,800	2.7	$5.99	136,300	$6.39
$7.75 – $9.69	302,500	2.1	9.17	302,500	9.17
$14.00 – $14.00	1,602,000	3.0	14.00	1,602,000	14.00
$17.69 – $17.69	5,000	1.3	17.69	5,000	17.69

The Company received proceeds totaling $0.1 million, $0.2 million, and $26,000 in fiscal 2007, fiscal 2006, and fiscal 2005 from the exercise of common stock options.  The intrinsic value of stock options exercised was $0.3 million, $0.1 million, and $34,300 for the fiscal years ended August 31, 2007, 2006, and 2005 and the fair value of options that vested during those periods totaled $9,375, $9,375, and $5.0 million, respectively.  The fair value of stock options vested in fiscal 2005 included 1.6 million options that were granted to the CEO in fiscal 2001, which were vested as a result of changes to the CEO’s compensation plan (Note 20).

Fully-Vested Stock Award

In connection with changes to our CEO’s compensation plan (Note 20), the CEO was granted 187,000 shares of fully-vested common stock during the second quarter of fiscal 2005.  The fully-vested stock award was valued at $2.16 per share, which was the closing market price of our common stock on the measurement date and resulted in $0.4 million of expense that was included as a component of selling, general, and administrative expense in fiscal 2005.  The cost of the common stock issued from treasury was $3.2 million and the difference between the cost of the treasury stock and fair value of the award, which totaled $2.8 million, was recorded as a reduction of additional paid-in capital.

13.	SALE OF OPERATIONS IN BRAZIL AND MEXICO

During the fourth quarter of fiscal 2007 we completed the sales of our wholly-owned subsidiary located in Brazil and the training operations of our wholly-owned subsidiary in Mexico.  These operations were sold to third-party entities that will continue to conduct business in Brazil and Mexico as licensees and will be required to pay the Company royalties consistent with other foreign licensees.  Since we will continue to participate in the cash flows of these subsidiaries through royalty payments, which are based primarily upon the sales recorded by the licensees, and we expect to have significant continuing involvement in the operations of the licensees, we determined that the financial results of these subsidiaries should not be reported as discontinued operations in our consolidated income statements in accordance with guidance found in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The financial results of these subsidiaries were reported in the international segment of the Organizational Solutions Business Unit.

The sales of the Brazil and Mexico subsidiaries were structured such that the net assets of the subsidiaries were sold at their carrying values plus reimbursement of severance costs paid in Mexico.  The carrying amounts of the assets and liabilities of our Brazil subsidiary and training operations of Mexico, which were sold during the quarter ended August 31, 2007 were as follows (in thousands):

Description	Brazil	Mexico	Total
Cash	$95	$-	$95
Accounts receivable, net	374	210	584
Inventories	155	134	289
Other current assets	220	28	248
Property and equipment, net	365	43	408
Other assets	51	375	426
Total assets held for sale	$1,260	$790	$2,050

Accounts payable	$127	$-	$127
Accrued liabilities	260	-	260
Total liabilities held for sale	$387	$-	$387

Certain assets and liabilities that were previously held for sale in Mexico were retained by the Company and were reclassified as assets to be held and used at August 31, 2007.  We received promissory notes for the sales prices totaling $1.5 million, of which $1.2 million is due during fiscal 2008 and is reported as a component of other current assets at August 31, 2007.  Due to the disposition of these subsidiaries, we recorded a $0.1 million benefit from the cumulative translation adjustment related to assets and liabilities sold, which was offset by expenses necessary to complete the transaction.  The net costs to complete the sales transactions resulted in an immaterial loss that was included in consolidated selling, general and administrative expenses for the year ended August 31, 2007.

14.	LEGAL SETTLEMENT

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

15.	GAIN ON DISPOSAL OF INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

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

16.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code.  These plans provide retirement benefits for employees meeting minimum age and service requirements.  Qualified participants may contribute up to 75 percent of their gross wages, subject to certain limitations.  These plans also provide for matching contributions to the participants that are paid by the Company.  The matching contributions, which were expensed as incurred, totaled $1.5 million, $1.3 million, and $0.8 million during the fiscal years ended August 31, 2007, 2006, and 2005.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each quarter.  A total of 55,513; 32,993; and 27,263 shares were issued under the ESPP during the fiscal years ended August 31, 2007, 2006, and 2005, which had a corresponding cost basis of $0.5 million, $0.2 million, and $0.1 million, respectively.  The Company received cash proceeds from the ESPP participants totaling $0.3 million, $0.2 million, and $0.1 million, for fiscal years 2007, 2006, and 2005.

Deferred Compensation Plan

We have a non-qualified deferred compensation plan that provided certain key officers and employees the ability to defer a portion of their compensation until a later date.  Deferred compensation amounts used to pay benefits are held in a “rabbi trust,” which invests in insurance contracts, various mutual funds, and shares of the Company’s common stock as directed by the plan participants.  The trust assets, which consist of the investments in insurance contracts and mutual funds, are recorded in our consolidated balance sheets because they are subject to the claims of our creditors.  The corresponding deferred compensation liability represents the amounts deferred by plan participants plus or minus any earnings or losses on the trust assets.  The deferred compensation plan’s assets totaled $0.7 million and $1.2 million at August 31, 2007 and 2006, while the plan’s liabilities totaled $0.9 million and $1.1 million at August 31, 2007 and 2006.  At August 31, 2007, the rabbi trust also held shares of our common stock with a cost basis of $0.5 million.  The assets and liabilities of the deferred compensation plan were recorded in other long-term assets, treasury stock, additional paid-in capital, and long-term liabilities, as appropriate, in the accompanying consolidated balance sheets.

We expensed charges totaling $0.1 million, $0.1 million, and $0.8 million during each of the fiscal years ended August 31, 2007, 2006, and 2005 related to insurance premiums and external administration costs for our deferred compensation plan.  Due to increases in the market value of our common stock held by the deferred compensation plan during fiscal 2005 which increased the plan liability to participants without a corresponding increase in plan assets, we recorded increased expenses associated with our deferred compensation plan.  To reduce expenses from the plan in future periods, we modified the deferred compensation plan to require participants who hold shares of our common stock to receive distributions in common stock rather than cash.  Accordingly, $0.9 million of the plan liability at the date of the modification was reclassified to additional paid-in capital.

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

17.	INCOME TAXES

The benefit (provision) for income taxes consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2007	2006	2005
Current:
Federal	$(350)	$1,433	$1,857
State	(135)	(23)	(2)
Foreign	(2,318)	(1,903)	(1,180)
	(2,803)	(493)	675

Deferred:
Federal	$(4,880)	$(4,380)	$(2,132)
State	(433)	(376)	(285)
Foreign	49	(132)	378
Change in valuation allowance	31	20,323	2,449
	(5,233)	15,435	410
	$(8,036)	$14,942	$1,085

Income from operations before income taxes consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2007	2006	2005
United States	$11,914	$10,881	$6,094
Foreign	3,751	2,750	3,007
	$15,665	$13,631	$9,101

The differences between income taxes at the statutory federal income tax rate and income taxes reported in our consolidated income statements were as follows:

YEAR ENDED AUGUST 31,	2007	2006	2005
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	3.6	2.9	3.2
Deferred tax valuation allowance	-	(149.1)	(26.9)
Foreign jurisdictions tax differential	1.6	2.2	(2.9)
Tax differential on income subject to both U.S. and foreign taxes	4.2	1.5	5.1
Resolution of tax matters	(0.9)	(9.4)	(29.6)
Tax on management stock loan interest	5.0	4.5	-
Other	2.8	2.8	4.2
	51.3%	(109.6)%	(11.9)%

Due to improved operating performance and the availability of expected future taxable income, we have concluded that it is more likely than not that the benefits of deferred income tax assets will be realized.  Accordingly, we reversed the valuation allowances on the majority of our net deferred income tax assets during the fourth quarter of fiscal 2006 (see further discussion below).

We paid significant amounts of withholding tax on foreign royalties during fiscal years 2007, 2006, and 2005.  However, no domestic foreign tax credits were available to offset the foreign withholding taxes during those years.

Various income tax matters were resolved during fiscal 2007, 2006, and 2005, which resulted in net tax benefits to the Company.  The tax benefit recognized in fiscal 2006 was partially offset by an assessment paid in a foreign tax jurisdiction.

The Company accrues taxable interest income on outstanding management common stock loans (Note 10).  Consistent with the accounting treatment for these loans, the Company is not recognizing interest income for book purposes, thus resulting in a permanent book versus tax difference.

The significant components of our deferred tax assets and liabilities were comprised of the following (in thousands):

YEAR ENDED AUGUST 31,	2007	2006

Deferred income tax assets:
Sale and financing of corporate headquarters	$12,078	$12,193
Net operating loss carryforward	9,818	14,321
Impairment of investment in Franklin Covey Coaching, LLC	2,249	2,787
Foreign income tax credit carryforward	2,246	2,246
Inventory and bad debt reserves	1,515	1,391
Vacation and other accruals	1,432	1,524
Deferred compensation	912	685
Alternative minimum tax carryforward	863	701
Sales returns and contingencies	468	689
Intangible asset amortization and impairment	-	571
Other	810	843
Total deferred income tax assets	32,391	37,951
Less: valuation allowance	(2,591)	(2,622)
Net deferred income tax assets	29,800	35,329

Deferred income tax liabilities:
Intangibles and property and equipment step-ups – definite lived	(12,821)	(13,902)
Intangibles and property and equipment step-ups – indefinite lived	(8,633)	(8,595)
Property and equipment depreciation	(3,574)	(3,848)
Intangible asset impairment and amortization	(893)	-
Unremitted earnings of foreign subsidiaries	(630)	(291)
Other	(78)	(234)
Total deferred income tax liabilities	(26,629)	(26,870)
Net deferred income taxes	$3,171	$8,459

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

YEAR ENDED AUGUST 31,	2007	2006

Current assets	$3,635	$4,130
Long-term assets	101	4,340
Deferred income tax liability	(565)	(11)
Net deferred income tax asset	$3,171	$8,459

A federal net operating loss of $33.3 million was generated in fiscal 2003.  In fiscal 2007, 2006, and 2005, a total of $27.3 million of the fiscal 2003 loss carryforward was utilized, leaving a remaining loss carryforward from fiscal 2003 of $6.0 million, which expires on August 31, 2023.  The federal net operating loss carryforward generated in fiscal 2004 totaled $20.8 million and expires on August 31, 2024.  The total loss carryforward includes $0.8 million of deductions applicable to additional paid-in capital that will be credited once all loss carryforward amounts are utilized.

The state net operating loss carryforward of $33.3 million generated in fiscal 2003 was reduced by the utilization of $27.3 million in fiscal 2007, 2006, and 2005 for a net carryforward amount of $6.0 million, which primarily expires between August 31, 2008 and August 31, 2018.  The state net operating loss carryforward of $20.8 million generated in fiscal 2004 primarily expires between August 31, 2008 and August 31, 2019.

The amount of federal and state net operating loss carryforwards remaining at August 31, 2007 and deductible against future years’ taxable income are subject to limitations imposed by Section 382 of the Internal Revenue Code and similar state statutes.  As a result of Section 382 limitations, our loss limitations are estimated to be $15.7 million for fiscal 2008 and $9.5 million per year in subsequent years.

Our deferred income tax asset valuation allowance decreased by $35.6 million during fiscal 2006.  In connection with the reduction in our valuation allowance, we removed $15.2 million in deferred income tax assets and the corresponding valuation allowance on the management common stock loans, given the change in the accounting treatment of the management stock loan program (Note 10).  The remaining reduction in our deferred income tax asset valuation allowance resulted in a tax benefit of $20.4 million in fiscal 2006.  Because of the accounting treatment of the management stock loans, if any tax benefit is eventually realized on these loans it will be recorded as an increase to additional paid-in capital, rather than reducing our income tax expense.

To realize the benefit of our deferred income tax assets, we must generate total taxable income of approximately $94 million over the next 20 years.  Taxable income of approximately $66 million results from the reversal of temporary taxable differences.  The remaining taxable income of approximately $28 million must be generated by the operations of the Company.  The table below presents the pre-tax book income, significant book versus tax differences, and taxable income for the years ended August 31, 2007, 2006, and 2005 (in thousands).

YEAR ENDED AUGUST 31,	2007	2006	2005

Domestic pre-tax book income	$11,914	$10,881	$6,094
Sale of corporate headquarters	-	-	11,386
Interest on management common stock loans	2,253	1,771	1,683
Amortization/write-off of intangible assets	(2,814)	(1,944)	(5,402)
Property and equipment depreciation and dispositions	1,152	(3,114)	545
Changes in accrued liabilities	(928)	(4,096)	(625)
Other book versus tax differences	(126)	(698)	(277)
	$11,451	$2,800	$13,404

To achieve improved operating results, we have worked extensively on developing formal business models, which provides for improved budgeting, better fiscal discipline, and an improved ability to adjust to changes in the business environment.  Due to improved operating performance and expectations regarding future taxable income, the Company has concluded that it is more likely than not that the benefits of domestic operating loss carryforwards, together with the benefits of other deferred income tax assets will be realized.  Accordingly, in fiscal 2006 we reversed the valuation allowances on certain domestic deferred tax assets, except for $2.2 million related to foreign tax credits.

As discussed in Note 2, we completed the sale and financing of our corporate headquarters facility during fiscal 2005.  For financial reporting purposes, the sale of the facility was treated as a financing transaction and no gain was recognized on the sale.  However, for tax purposes, the transaction was accounted for as a sale, resulting in a taxable gain of $11.4 million.

Our foreign income tax credit carryforward of $2.2 million that was generated during fiscal 2002 expires on August 31, 2012.

18.	EARNINGS PER SHARE

Basic earnings or loss per share (EPS) is calculated by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate.  Following the preferred stock recapitalization (Note 8) in fiscal 2005, our preferred stock was no longer convertible or entitled to participate in dividends payable to holders of common stock.  Accordingly, we ceased accounting for the conversion and common dividend rights of the preferred stock using the two-class method of calculating EPS as defined in SFAS No. 128, Earnings Per Share, and EITF Issue 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, for periods subsequent to February 26, 2005.  However, due to modifications to our management stock loan program (Note 10) made during fiscal 2006, we determined that the shares of management stock loan participants that accepted the offer and were placed in an escrow account are participating securities as defined by EITF Issue 03-6 because they continue to have equivalent common stock dividend rights.  As a result of this determination, the management stock loan shares held in escrow are included in our Basic EPS calculation during periods of net income and excluded from the Basic EPS calculation in periods of net loss.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

YEAR ENDED AUGUST 31,	2007	2006	2005
Net income	$7,629	$28,573	$10,186
Non-convertible preferred stock dividends	(2,215)	(4,385)	(3,903)
Convertible preferred stock dividends	-	-	(4,367)
Loss on recapitalization of preferred stock	-	-	(7,753)
Net income (loss) available to common shareholders	$5,414	$24,188	$(5,837)

Undistributed income through February 26, 2005	$-	$-	$4,244
Common stock ownership on an “as converted” basis	-	-	76%
Common shareholder interest in undistributed income through February 26, 2005	-	-	3,225
Undistributed income (loss) in fiscal year indicated	5,414	$24,188	$(10,081)
Common shareholder interest in undistributed income (loss)	$5,414	$24,188	$(6,856)

Weighted average common shares outstanding – Basic	19,593	20,134	19,949
Effect of dilutive securities(1):
Stock options	29	52	-
Unvested stock awards	266	281	-
Common stock warrants (2)	-	49	-
Weighted average common shares outstanding – Diluted	19,888	20,516	19,949

Basic EPS	$.28	$1.20	$(.34)
Diluted EPS	$.27	$1.18	$(.34)

(1)	For the fiscal year ended August 31, 2005, conversion of common share equivalents is not assumed because conversion of such securities would be anti-dilutive.
(2)	For the fiscal years ended August 31, 2007 and 2005, the conversion of 6.2 million common stock warrants is not assumed because such conversion would be anti-dilutive.

At August 31, 2007, 2006, and 2005, we had 1.9 million, 2.0 million, and 2.0 million stock options outstanding (Note 12) which were not included in the calculation of diluted weighted average shares outstanding for those periods because the options’ exercise prices were greater than the average market price of our common stock.  In connection with the preferred stock recapitalization (Note 8), we issued 6.2 million common stock warrants during fiscal 2005 with an exercise price of $8.00 per share.  These warrants, which expire in March 2013, and the out of the money stock options described above will have a dilutive impact on our EPS calculation in future periods if the market price of our common stock increases.

19.	SEGMENT INFORMATION

Reportable Segments

The Company has two segments:  the Consumer Solutions Business Unit (CSBU) and the Organizational Solutions Business Unit (OSBU).  The following is a description of our segments, their primary operating components, and their significant business activities:

Consumer Solutions Business Unit– This business unit is primarily focused on sales to individual customers and small business organizations and includes the results of our domestic retail stores, consumer direct operations (primarily eCommerce, call center, and public programs), wholesale operations, international product channels in certain countries, and other related distribution channels, including government product sales and domestic printing and publishing sales.  The CSBU results of operations also include the financial results of our paper planner manufacturing operations.  Although CSBU sales primarily consist of products such as planners, binders, software, totes, and related accessories, virtually any component of our leadership, productivity, and strategy execution solutions may be purchased through our CSBU channels.

Organizational Solutions Business Unit– The OSBU is primarily responsible for the development, marketing, sale, and delivery of strategic execution, productivity, leadership, sales force performance, and communication training and consulting solutions directly to organizational clients, including other companies, the government, and educational institutions.  The OSBU includes the financial results of our domestic sales force and certain international operations.  The domestic sales force is responsible for the sale and delivery of our training and consulting services in the United States.  Our international sales group includes the financial results of our wholly-owned foreign offices and royalty revenues from licensees.

The Company’s chief operating decision maker is the CEO, and each of the segments has a president who reports directly to the CEO.  The primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (EBITDA), which may not be calculated as similarly titled amounts calculated by other companies.  For segment reporting purposes, our consolidated EBITDA can be calculated as income from operations excluding depreciation expense, amortization expense, and the gain from the sale of our manufacturing facility.

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  During fiscal 2007 we transferred the international product channels in certain countries from OSBU to CSBU, and have made other less significant organizational changes throughout the fiscal year ended August 31, 2007.  All prior period segment information has been revised to conform to the most recent classifications and organizational changes.  We account for our segment information on the same basis as the accompanying consolidated financial statements.

SEGMENT INFORMATION
(in thousands)
Fiscal Year Ended August 31, 2007	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization	Segment Assets	Capital Expenditures
Consumer Solutions Business Unit:
Retail	$54,316	$31,932	$4,666	$735	$-	$8,607	$1,761
Consumer direct	59,790	35,356	26,905	196	-	620	358
Wholesale	17,991	10,087	9,475	-	-	-	-
CSBU International	7,342	4,373	894	-	-	-	-
Other CSBU	5,565	341	(28,925)	1,304	-	9,052	5,503
Total CSBU	145,004	82,089	13,015	2,235	-	18,279	7,622

Organizational Solutions Business Unit:
Domestic	81,447	52,722	7,704	652	3,599	81,526	6,166
International	57,674	39,566	13,280	839	8	22,588	655
Total OSBU	139,121	92,288	20,984	1,491	3,607	104,114	6,821
Total operating segments	284,125	174,377	33,999	3,726	3,607	122,393	14,443
Corporate and eliminations	-	-	(8,842)	967	-	74,238	678
Consolidated	$284,125	174,377	25,157	4,693	3,607	196,631	15,121

Fiscal Year Ended August 31, 2006
Consumer Solutions Business Unit:
Retail	$62,156	$36,059	$4,953	$1,270	$-	$6,616	$855
Consumer direct	65,480	39,003	30,473	56	-	538	517
Wholesale	17,782	8,820	8,240	-	-	-	-
CSBU International	7,716	4,682	1,131	-	-	-	-
Other CSBU	4,910	794	(29,352)	1,283	57	6,107	1,520
Total CSBU	158,044	89,358	15,445	2,609	57	13,261	2,892

Organizational Solutions Business Unit:
Domestic	71,595	45,953	4,569	359	3,747	83,292	4,614
International	48,984	32,074	9,337	1,197	9	21,860	701
Total OSBU	120,579	78,027	13,906	1,556	3,756	105,152	5,315
Total operating segments	278,623	167,385	29,351	4,165	3,813	118,413	8,207
Corporate and eliminations	-	-	(6,713)	614	-	98,146	153
Consolidated	$278,623	$167,385	$22,638	$4,779	$3,813	$216,559	$8,360

Fiscal Year Ended August 31, 2005
Consumer Solutions Business Unit:
Retail	$74,331	$42,455	$4,703	$2,586	$-	$7,992	$996
Consumer direct	62,873	37,340	23,843	528	-	90	72
Wholesale	17,936	8,543	7,944	1	-	2	-
CSBU International	7,009	4,491	2,096	-	-	-	-
Other CSBU	3,757	(1,388)	(27,093)	2,516	344	5,495	689
Total CSBU	165,906	91,441	11,493	5,631	344	13,579	1,757

Organizational Solutions Business Unit:
Domestic	70,572	44,971	6,772	308	3,816	86,910	2,683
International	47,064	32,283	10,678	1,295	7	21,183	742
Total OSBU	117,636	77,254	17,450	1,603	3,823	108,093	3,425
Total operating segments	283,542	168,695	28,943	7,234	4,167	121,672	5,182
Corporate and eliminations	-	-	(8,553)	540	6	111,561	1,181
Consolidated	283,542	168,695	20,390	7,774	4,173	233,233	6,363

Capital expenditures in our OSBU domestic segment include $5.1 million, $4.0 million, and $2.2 million of spending on capitalized curriculum during the fiscal years ended August 31, 2007, 2006 and 2005, respectively.

A reconciliation of reportable segment EBITDA to consolidated income (loss) before taxes is provided below (in thousands):

YEAR ENDED AUGUST 31,	2007	2006	2005
Reportable segment EBITDA	$33,999	$29,351	$28,943
Corporate expenses	(8,842)	(6,713)	(8,553)
Consolidated EBITDA	25,157	22,638	20,390
Gain on sale of manufacturing facility	1,227	-	-
Depreciation	(4,693)	(4,779)	(7,774)
Amortization	(3,607)	(3,813)	(4,173)
Consolidated income from operations	18,084	14,046	8,443
Interest income	717	1,334	944
Interest expense	(3,136)	(2,622)	(786)
Legal settlement	-	873	-
Gain on disposal of investment in unconsolidated subsidiary	-	-	500
Income before income taxes	$15,665	$13,631	$9,101

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

Corporate assets, such as cash, accounts receivable, and other assets are not generally allocated to business segments for business analysis purposes.  However, inventories, intangible assets, goodwill, identifiable fixed assets, and certain other assets are classified by segment.  A reconciliation of segment assets to consolidated assets is as follows (in thousands):

AUGUST 31,	2007	2006	2005
Reportable segment assets	$122,393	$118,413	$121,672
Corporate assets	76,047	99,763	112,955
Intercompany accounts receivable	(1,809)	(1,617)	(1,394)
	$196,631	$216,559	$233,233

Enterprise-Wide Information

Our revenues are derived primarily from the United States.  However, we also operate wholly-owned offices or contract with licensees to provide products and services in various countries throughout the world.  Our consolidated revenues were derived from the following countries (in thousands):

YEAR ENDED AUGUST 31,	2007	2006	2005
Net sales:
United States	$219,152	$221,880	$229,469
Japan	24,166	21,569	20,905
United Kingdom	9,843	8,587	9,707
Canada	8,400	8,197	6,910
Mexico	4,362	3,799	4,181
Brazil/South America	4,314	3,078	2,053
Australia	4,016	3,439	3,377
Korea	1,377	1,403	1,232
Singapore	1,306	1,072	985
Indonesia/Malaysia	710	624	567
Others	6,479	4,975	4,156
	$284,125	$278,623	$283,542

The Company has wholly-owned offices in Japan, Canada, the United Kingdom, Australia and product sales operations in Mexico.  Our long-lived assets held in these locations were as follows for the periods indicated (in thousands):

AUGUST 31,	2007	2006	2005
Long-lived assets:
United States	$121,279	$124,208	$122,937
Americas	2,433	2,661	2,620
Japan	1,453	1,489	1,527
United Kingdom	976	735	641
Australia	387	346	326
	$126,528	$129,439	$128,051

Inter-segment sales were immaterial and are eliminated in consolidation.

20.	CEO COMPENSATION AGREEMENT

During fiscal 2005, our Board of Directors approved and enacted changes to a number of items in the CEO’s employment agreement.  At the request of the CEO, this new compensation arrangement includes the following:

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

In return for these changes to the CEO’s compensation structure and in recognition of the CEO’s leadership in achieving substantial improvements in our operating results, the following compensation terms were approved:

•	The CEO’s cash compensation, both base compensation and incentive compensation, remained essentially unchanged.
•	The vesting period of the CEO’s 1.6 million stock options with an exercise price of $14.00 per share was accelerated.
•
A grant of 225,000 shares of unvested stock was awarded as a long-term incentive consistent with the unvested stock awards made to other key employees in January 2004.  In addition, the Company granted the CEO 187,000 shares of fully vested common stock.  The compensation cost of both of these awards totaled $0.9 million, of which $0.4 million was expensed on the date of grant with the remainder being amortized over five years, subject to accelerated vesting if certain financial performance thresholds are met (Note 12).

•
The Company will provide life insurance and disability coverage in an amount equal to 2.5 times the CEO’s cash compensation, using insurance policies that are similar to those approved for other executives.

21.	EXECUTIVE SEPARATION AGREEMENT

During fiscal 2005, Val J. Christensen, Executive Vice-President, General Counsel, and Secretary of the Company, terminated his service as an executive officer and employee of the Company.  Under the terms of the corresponding separation agreement, we paid Mr. Christensen a lump-sum severance amount totaling $0.9 million, less applicable withholdings.  In addition, he received the cash performance bonus he would have been entitled to for the current fiscal year as if he had remained employed in his prior position and his performance objectives for the year were met, which totaled $0.2 million.  In addition to these payments, his shares of unvested stock were fully vested and he received a bonus of $0.1 million, which was equivalent to other bonuses awarded in the January 2004 unvested stock award, to offset a portion of the income taxes resulting from the vesting of this award.  The Company also waived the requirement that his fully-vested stock options be exercised within 90 days of his termination and allowed the options to be exercised through the term of the option agreement.  We accounted for the stock option modifications under APB Opinion 25 and related pronouncements and did not recognize additional compensation expense in our financial statements as the fair value of our stock was less than the exercise price of the modified stock options on the re-measurement date.  However, the fair value of these stock option modifications using guidance in SFAS No. 123 was approximately $0.1 million and was included in the pro forma stock-based compensation expense reported in Note 1.

Subsequent to his separation, the Board of Directors approved modifications to his management stock loan substantially similar to the modifications granted to other loan participants by the Board of Directors in May 2004 under which the Company will forego certain of its rights under the terms of the loans in order to potentially improve the participants’ ability to pay, and our ability to collect, the outstanding balances of the loans (Note 10).

Subsequent to entering into the separation agreement, the Company and Mr. Christensen entered into a Legal Services Agreement that was effective on March 29, 2005.  Under terms of the Legal Services Agreement, we retained Mr. Christensen as independent legal counsel to provide services for a minimum of 1,000 hours per year.  The Legal Services Agreement allowed the Company to benefit from Mr. Christensen’s extensive institutional knowledge and experience gained from serving as our General Counsel as well as his experience representing us as external counsel for several years prior to joining the Company.  By mutual agreement, the Legal Services Agreement was terminated during fiscal 2006 and Mr. Christensen no longer provides legal services to the Company.

22.	RELATED PARTY TRANSACTIONS

The Company pays the Vice-Chairman and a former Vice-Chairman of the Board of Directors a percentage of the proceeds received for seminars that they present.  During the fiscal years ended August 31, 2007, 2006, and 2005, we expensed charges totaling $2.0 million, $1.6 million, and $3.0 million, to the Vice-Chairman and former Vice Chairman for their seminar presentations.  We also pay the Vice-Chairman and former Vice-Chairman a percentage of the royalty proceeds received from the sale of certain books that were authored by them.  During fiscal 2007, 2006, and 2005, we expensed $0.2 million, $0.2 million, and $0.5 million for royalty payments made to the Vice-Chairman and former Vice-Chairman under these agreements.  At August 31, 2007 and 2006, we had accrued $0.3 million and $1.6 million payable to the Vice-Chairman and former Vice-Chairman under the forgoing agreements.  These amounts were included in accrued liabilities in our consolidated balance sheets.

As part of a preferred stock offering to a private investor, an affiliate of the investor, who was then a director of the Company, was named as the Chairman of the Board of Directors and was later elected as CEO.  This individual continues to serve as our Chairman of the Board and CEO at August 31, 2007.  In addition, two affiliates of the private investor were named to our Board of Directors.  In connection with the preferred stock offering, we paid an affiliate of the investor $0.1 million, $0.2 million, and $0.4 million during the years ended August 31, 2007, 2006, and 2005 for monitoring fees, which were reduced by redemptions of outstanding Series A preferred stock.  Following the redemption of all remaining preferred stock in fiscal 2007, we do not have any further obligation to pay monitoring fees to the affiliate of the investor.

We pay a son of the Vice-Chairman of the Board of Directors, who is also an employee of the Company, a percentage of the royalty proceeds received from the sales of certain books authored by the son of the Vice-Chairman.  During the fiscal years ended August 31, 2007, 2006, and 2005, we expensed $0.4 million, $0.3 million, and $0.2 million to the son of the Vice-Chairman for these royalty payments and had $0.1 million accrued at August 31, 2007 and 2006 as payable under the terms of this arrangement.  These amounts are included in accrued liabilities in our consolidated balance sheets.

During fiscal 2006, we signed a non-exclusive license agreement for certain intellectual property with a son of the Vice-Chairman of the Board of Directors, who was previously an officer of the Company and a member of our Board of Directors.  We are required to pay the son of the Vice-Chairman royalties for the use of certain intellectual property developed by the son of Vice-Chairman.  Our payments to the son of the Vice-Chairman totaled $0.2 million and $0.1 million during fiscal 2007 and 2006, respectively.  The license agreement provides for minimum royalty payments during the term of the agreement, which expires in fiscal 2011.  The license agreement also contains a provision that allows us to extend the term of the agreement for an additional five years.  The minimum royalties are payable as follows (in thousands):

YEAR ENDING AUGUST 31,
2008	$75
2009	100
2010	100
2011	150
$425

Each fiscal year of extended term	$150

The license agreement with the son of the Vice-Chairman also contains an option to purchase the organizational channel business at specified periods.  In fiscal 2003, we issued a separate non-exclusive license agreement for certain intellectual property to the same son of the Vice-Chairman.  The Company received a nominal amount to establish the license agreement and license payments required to be paid under terms of this license agreement were insignificant during fiscal years 2007, 2006, and 2005.

The Company, under a long-term agreement, leased office space in buildings that were owned by partnerships, the majority interest of which were owned by the Vice-Chairman of the Board of Directors and certain other employees and former employees of the Company.  During fiscal 2005 we exercised an option, available under our master lease agreement, to purchase, and simultaneously sell, the office facility to the current tenant, an unrelated party.  The negotiated purchase price with the landlord was $14.0 million and the tenant agreed to purchase the property for $12.5 million.  These prices were within the range of estimated fair values of the buildings as determined by an independent appraisal obtained by the Company.  We paid the difference between the sale and purchase prices, plus other closing costs, which were previously expensed and accrued.  We paid rent and related building expenses to the partnership totaling $0.5 million for the fiscal year ended August 31, 2005.  Following completion of the sale of these buildings, we have no further obligations to the related partnerships.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The management of Franklin Covey Co. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in the Company’s annual report on Form 10-K.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and/or of our Board of Directors; and

3.
provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control—Integrated Framework as issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this annual report on Form 10-K.

Our independent registered public accounting firm, KPMG LLP, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued an audit report, included herein, on the effectiveness of our internal control over financial reporting.  Their report is included in Item 8 of this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

There was no information to be disclosed in a current Report on Form 8-K during fourth quarter of fiscal 2007 that was not previously reported.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this Item is incorporated by reference to the sections entitled "Nominees for Election to the Board of Directors," "Directors Whose Terms of Office Continue," "Executive Officers," "Section 16(a) Beneficial Ownership Compliance," "Corporate Governance," and "Board of Director Meetings and Committees" in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 18, 2008.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

The Board of Directors has determined that one of the Audit Committee members, Robert Daines, is a “financial expert” as defined in Regulation S-K 407(d)(5) adopted under the Securities Exchange Act of 1934, as amended.  Our Board of Directors has determined that Mr. Daines is an “independent director” as defined by the New York Stock Exchange (NYSE).

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 18, 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Plan Category	[a] Number of securities to be issued upon exercise of outstanding options, warrants, and rights	[b] Weighted-average exercise price of outstanding options, warrants, and rights	[c] Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders(1)(2)(3)	2,599	$12.72	1,386

(1)
Includes 540,396 performance share awards that are expected to be awarded under the terms of a Board of Director approved long-term incentive plan (LTIP).  The number of shares eventually awarded to LTIP participants is variable and is based upon the achievement of specified financial performance targets in sales growth and cumulative operating income.  The weighted average exercise price of outstanding equity awards presented in column [b] does not take these awards into account.  For further information regarding our equity based compensation plans, refer to Note 12 to our consolidated financial statements presented in Item 8 of this report on form 10-K.

(2)	Excludes 410,670 shares of unvested (restricted) stock awards that are subject to forfeiture.
(3)
The number of securities remaining available for future issuance presented in column [c] considers the expected number of LTIP shares expected to be awarded at August 31, 2007 and may change in future periods based upon actual and estimated financial performance.

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 18, 2008.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and "Corporate Governance" in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 18, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 18, 2008.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         List of documents filed as part of this report:

1.
Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2007, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2007 and 2006

Consolidated Income Statements and Statements of Comprehensive Income (Loss) for the years ended August 31, 2007, 2006, and 2005

Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows for the years ended August 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts and Reserves (Filed as Exhibit 99.2 to this Report on Form 10-K).

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

3.	Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(9)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey (Appendix C)	(14)
3.3	Amended and Restated Bylaws of the Registrant	(1)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)
4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(5)
4.3	Registration Rights Agreement, dated June 2, 1999	(5)
4.4	Restated Shareholders Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(9)
4.5	Restated Registration Rights Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(9)
10.1*	Amended and Restated 1992 Employee Stock Purchase Plan	(3)
10.2*	Amended and Restated 2000 Employee Stock Purchase Plan	(6)
10.3*	Amended and Restated 2004 Employee Stock Purchase Plan	(17)
10.4*	Amended and Restated 1992 Stock Incentive Plan	(4)
10.5*	First Amendment to Amended and Restated 1992 Stock Incentive Plan	(18)
10.6*	Third Amendment to Amended and Restated 1992 Stock Incentive Plan	(19)
10.7*	Fifth amendment to the Franklin Covey Co. Amended and Restated 1992 Stock Incentive Plan (Appendix A)	(14)
10.8*	Forms of Nonstatutory Stock Options	(1)
10.9	Lease Agreements, as amended and proposed to be amended, by and between Covey Corporate Campus One, L.L.C. and Covey Corporate Campus Two, LLC (Landlord) and Covey Leadership Center, Inc. (Tenant) which were assumed by Franklin Covey Co. in the Merger with Covey Leadership, Inc.	(7)
10.10*	Amended and Restated Option Agreement, dated December 8, 2004, by and between the Company and Robert A. Whitman	(8)
10.11*	Agreement for the Issuance of Restricted Shares, dated as of December 8, 2004, by and between Robert A. Whitman and the Company	(8)
10.12*	Letter Agreement regarding the cancellation of Robert A. Whitman’s Employment Agreement, dated December 8, 2004	(8)
10.13	Restated Monitoring Agreement, dated as of March 8, 2005, between the Company and Hampstead Interests, LP	(9)
10.14	Warrant, dated March 8, 2005, to purchase 5,913,402 shares of Common Stock issued by the Company to Knowledge Capital Investment Group	(9)
10.15	Form of Warrant to purchase shares of Common Stock to be issued by the Company to holders of Series A Preferred Stock other than Knowledge Capital Investment Group	(9)
10.16*	Franklin Covey Co. 2004 Non-Employee Directors’ Stock Incentive Plan	(10)
10.17*	The first amendment to the Franklin Covey Co. 2004 Non-Employee Director Stock Incentive Plan, (Appendix B)	(14)
10.18*	Form of Option Agreement for the 2004 Non-Employee Directors Stock Incentive Plan	(10)
10.19*	Form of Restricted Stock Agreement for the 2004 Non-Employees Directors Stock Incentive Plan	(10)
10.20*	Separation Agreement between the Company and Val J. Christensen, dated March 29, 2005	(11)
10.21*	Legal Services Agreement between the Company and Val J. Christensen, dated March 29, 2005	(11)
10.22	Master Lease Agreement between Franklin SaltLake LLC (Landlord) Franklin Development Corporation (Tenant)	(12)
10.23	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(12)
10.24	Redemption Extension Voting Agreement between Franklin Covey Co. and Knowledge Capital Investment Group, dated October 20, 2005	(13)
10.25	Agreement for Information Technology Services between each of Franklin Covey Co. Electronic Data Systems Corporation, and EDS Information Services LLC, dated April 1, 2001	(15)
10.26	Additional Services Addendum No. 1 to Agreement for Information Technology Services between each of Franklin Covey Co. Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(15)
10.27	Amendment No. 2 to Agreement for Information Technology Services between each of Franklin Covey Co. Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(15)
10.28	Amendment No. 6 to the Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services L.L.C. dated April 1, 2006	(16)
10.29	Revolving Line of Credit Agreement ($18,000,000) by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 14, 2007	(20)
10.30	Secured Promissory Note between JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 14, 2007	(20)
10.31	Security Agreement between Franklin Covey Co., Franklin Covey Printing, Inc., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Catalog Sales, Inc., Franklin Covey Client Sales, Inc., Franklin Covey Product Sales, Inc., Franklin Covey Services LLC, Franklin Covey Marketing, LTD., and JPMorgan Chase Bank, N.A. and Zions First National Bank, dated March 14, 2007	(20)
10.32	Repayment Guaranty between Franklin Covey Co., Franklin Covey Printing, Inc., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Catalog Sales, Inc., Franklin Covey Client Sales, Inc., Franklin Covey Product Sales, Inc., Franklin Covey Services LLC, Franklin Covey Marketing, LTD., and JPMorgan Chase Bank N.A., dated March 14, 2007	(20)
10.33	Pledge and Security Agreement between Franklin Covey Co. and JPMorgan Chase Bank, N.A. and Zions First National Bank, dated March 14, 2007	(20)
10.34	Revolving Line of Credit Agreement ($7,000,000) by and between Zions First National Bank and Franklin Covey Co. dated March 14, 2007	(20)
10.35	Secured Promissory Note between Zions First National Bank and Franklin Covey Co. dated March 14, 2007	(20)
10.36	Repayment Guaranty between Franklin Covey Co., Franklin Covey Printing, Inc., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Catalog Sales, Inc., Franklin Covey Client Sales, Inc., Franklin Covey Product Sales, Inc., Franklin Covey Services LLC, Franklin Covey Marketing, LTD., and Zions First National Bank, dated March 14, 2007	(20)
10.37	Credit Agreement between Franklin Covey Canada, Ltd. and Toronto-Dominion Bank dated February 19, 2007	(20)
21	Subsidiaries of the Registrant		éé
23	Consent of Independent Registered Public Accounting Firm		éé
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		éé
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer		éé
32	Section 1350 Certifications		éé
99.1	Report of KPMG LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statement Schedule for the years ended August 31, 2007, 2006, and 2005		éé
99.2	Financial Statement Schedule II – Valuation and Qualifying Accounts and Reserves.		éé

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.
(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283
(3)	Incorporated by reference to Report on Form 10-K filed November 27, 1992, for the year ended August 31, 1992.
(4)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on January 3, 1994, Registration No. 33-73728.
(5)	Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 14, 1999). Registration No. 005-43123.
(6)	Incorporated by reference to Report on Form S-8 filed with the Commission on May 31, 2000, Registration No. 333-38172.
(7)	Incorporated by reference to Form 10-K filed December 1, 1997, for the year ended August 31, 1997.**
(8)	Incorporated by reference to Report on Form 8-K filed with the Commission on December 14, 2005.**
(9)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.**
(10)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 25, 2005.**
(11)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 4, 2005.**
(12)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 27, 2005.**
(13)	Incorporated by reference to Report on Form 8-K filed with the Commission on October 24, 2005.**
(14)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 12, 2005.**
(15)	Incorporated by reference to Report on Form 10-Q filed July 10, 2001, for the quarter ended May 26, 2001.**
(16)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 5, 2006.**
(17)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on February 1, 2005.**
(18)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A dated November 5, 1993.**
(19)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 3, 1999.**
(20)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 19, 2007.**
éé	Filed herewith and attached to this report.
*	Indicates a management contract or compensatory plan or agreement.
**	Registration No. 001-11107

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2007.

FRANKLIN COVEY CO.

By:	/s/ ROBERT A. WHITMAN
Robert A. Whitman Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT A. WHITMAN	Chairman of the Board and Chief Executive Officer	November 14, 2007
Robert A. Whitman
/s/ STEPHEN R. COVEY	Vice-Chairman of the Board	November 14, 2007
Stephen R. Covey
/s/ CLAYTON M. CHRISTENSEN	Director	November 14, 2007
Clayton M. Christensen
/s/ ROBERT H. DAINES	Director	November 14, 2007
Robert H. Daines
/s/ E.J. "JAKE" GARN	Director	November 14, 2007
E.J. “Jake” Garn
/s/ DENNIS G. HEINER	Director	November 14, 2007
Dennis G. Heiner
/s/ DONALD J. MCNAMARA	Director	November 14, 2007
Donald J. McNamara
/s/ JOEL C. PETERSON	Director	November 14, 2007
Joel C. Peterson
/s/ E. KAY STEPP	Director	November 14, 2007
E. Kay Stepp