Form 10-Q
period 2007-12-01
FRANKLIN COVEY CO
filed 2008-01-10
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2007

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

19,511,314 shares of Common Stock as of January 2, 2008

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 1, 2007	August 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,756	$6,126
Accounts receivable, less allowance for doubtful accounts of $960 and $821	30,137	27,239
Inventories	24,176	24,033
Deferred income taxes	3,662	3,635
Prepaid expenses and other assets	8,834	9,070
Total current assets	75,565	70,103

Property and equipment, net	35,587	36,063
Intangible assets, net	75,024	75,923
Deferred income taxes	106	101
Other assets	14,963	14,441
	$201,245	$196,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing obligation	$645	$629
Line of credit	14,656	15,999
Accounts payable	15,199	12,190
Income taxes payable	599	2,244
Accrued liabilities	30,135	30,101
Total current liabilities	61,234	61,163

Long-term debt and financing obligation, less current portion	32,838	32,965
Deferred income tax liabilities	2,822	565
Other liabilities	1,761	1,019
Total liabilities	98,655	95,712

Shareholders’ equity:
Common stock – $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	184,982	185,890
Common stock warrants	7,602	7,602
Retained earnings	21,548	19,489
Accumulated other comprehensive income	1,220	970
Treasury stock at cost, 7,271 and 7,296 shares	(114,115)	(114,385)
Total shareholders’ equity	102,590	100,919
	$201,245	$196,631

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Quarter Ended
	December 1, 2007	December 2, 2006
	(unaudited)

Net sales:
Products	$39,375	$42,109
Training and consulting services	34,199	33,421
	73,574	75,530
Cost of sales:
Products	16,906	18,473
Training and consulting services	10,723	10,659
	27,629	29,132
Gross profit	45,945	46,398

Selling, general, and administrative	38,771	40,849
Depreciation	1,198	1,037
Amortization	899	902
Income from operations	5,077	3,610

Interest income	9	201
Interest expense	(910)	(661)
Income before provision for income taxes	4,176	3,150
Provision for income taxes	2,117	1,734
Net income	2,059	1,416
Preferred stock dividends	-	(934)

Net income available to common shareholders	$2,059	$482

Net income available to common shareholders per share:
Basic	$.11	$.02
Diluted	$.10	$.02

Weighted average number of common shares:
Basic	19,481	19,910
Diluted	19,760	20,192

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarter Ended
	December 1, 2007	December 2, 2006
	(unaudited)
Cash flows from operating activities:
Net income	$2,059	$1,416
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	2,489	2,340
Deferred income taxes	1,497	914
Share-based compensation expense	(739)	119
Changes in assets and liabilities:
Increase in accounts receivable, net	(2,663)	(4,070)
Decrease (increase) in inventories	58	(1,169)
Increase in other assets	(143)	(613)
Increase (decrease) in accounts payable and accrued liabilities	3,185	(2,861)
Increase in other long-term liabilities	18	59
Increase (decrease) in income taxes payable	(171)	73
Net cash provided by (used for) operating activities	5,590	(3,792)

Cash flows from investing activities:
Proceeds on notes receivable from disposals of subsidiaries	586	-
Purchases of property and equipment	(1,268)	(2,289)
Curriculum development costs	(573)	(587)
Net cash used for investing activities	(1,255)	(2,876)

Cash flows from financing activities:
Proceeds from line of credit borrowing	17,654	-
Payments on line of credit borrowing	(18,998)	-
Principal payments on long-term debt and financing obligation	(148)	(147)
Proceeds from sales of common stock from treasury	102	70
Purchase of treasury shares	-	(16)
Payment of preferred stock dividends	-	(934)
Net cash used for financing activities	(1,390)	(1,027)

Effect of foreign exchange rates on cash and cash equivalents	(315)	(13)
Net increase (decrease) in cash and cash equivalents	2,630	(7,708)
Cash and cash equivalents at beginning of the period	6,126	30,587
Cash and cash equivalents at end of the period	$8,756	$22,879

Supplemental disclosure of cash flow information:
Cash paid for interest	$923	$668
Cash paid for income taxes	$1,098	$818

Non-cash investing and financing activities:
Accrued preferred stock dividends	$-	$934
Acquisition of property and equipment through accounts payable	563	-

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1– BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) provides integrated consulting, training, and performance enhancement solutions to organizations and individuals in strategy execution, productivity, leadership, sales force effectiveness, effective communications, and other areas.  Each integrated solution may include components of training and consulting, assessment, and other application tools that are generally available in electronic or paper-based formats.  Our products and services are available through professional consulting services, public seminars, retail stores, catalogs, and the internet at www.franklincovey.com.  Historically, the Company’s best-known offerings include the FranklinCovey Planner™ and a suite of individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People.  We also offer a range of training and assessment products to help organizations achieve superior results by focusing and executing on top priorities, building the capability of knowledge workers, and aligning business processes.  These offerings include the following popular workshops and curricula: FOCUS: Achieving Your Highest Priorities™; The 4 Disciplines of Execution™; The 4 Roles of Leadership™; Building Business Acumen: What the CEO Wants You to Know™; the Advantage Series communication workshops; and the Execution Quotient (xQ™) organizational assessment tool.  During fiscal 2007 we also introduced a new leadership program based upon principles found in The 7 Habits of Highly Effective People.

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that will end on December 1, 2007, March 1, 2008, and May 31, 2008 during fiscal 2008.  Under the modified 52/53-week fiscal year, the quarter ended December 1, 2007 had one less business day compared to the quarter ended December 2, 2006.

The results of operations for the quarter ended December 1, 2007 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2008.

NOTE 2– INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	December 1, 2007	August 31, 2007

Finished goods	$20,388	$20,268
Work in process	901	743
Raw materials	2,887	3,022
	$24,176	$24,033

NOTE 3– SHARE-BASED COMPENSATION

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant performance awards, unvested stock awards, employee stock purchase plan (ESPP) shares, and stock options.  In addition, our Board of Directors and shareholders may, from time to time, approve fully vested stock awards.  The compensation cost of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying condensed consolidated income statements and no share-based compensation was capitalized during the quarter ended December 1, 2007.  The Company generally issues shares of common stock for its share-based compensation plans from shares held in treasury.  The following is a description of recent developments in our share-based compensation plans.

Performance Awards

The Company has a performance based long-term incentive plan (the LTIP) that provides for annual grants of share-based performance awards to certain managerial personnel and executive management as directed by the Compensation Committee of the Board of Directors.  The LTIP performance awards cliff vest at the completion of a three-year performance period that begins on September 1 in the fiscal year of the grant.  The number of common shares that are finally awarded to LTIP participants is variable and is based entirely upon the achievement of a combination of performance objectives related to sales growth and cumulative operating income during the three-year performance period.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the number of shares expected to be awarded based upon actual and estimated financial results of the Company compared to the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the estimated probable number of common shares to be awarded.  The Company granted performance awards under provisions of the LTIP in fiscal 2006, which vest on August 31, 2008, and fiscal 2007, which vest on August 31, 2009.

Based upon actual financial performance through December 1, 2007 and estimated performance through the remaining service period of the fiscal 2006 LTIP grant, the Company determined that no shares of common stock would be awarded under the terms of the fiscal 2006 LTIP grant.  Although we expect sufficient levels of cumulative operating income to be recognized for the fiscal 2006 award, anticipated sales growth is below the minimum threshold for shares to be awarded under the plan.  We expect that our anticipated sales growth in training and consulting sales will be insufficient to offset forecast product sales declines, which were revised using actual product sales levels late in our first fiscal quarter and early second fiscal quarter, and the impact of eliminated sales resulting from the sales of our subsidiary in Brazil and our training operations in Mexico.  As a result of this determination, we recorded a cumulative adjustment in the quarter ended December 1, 2007 that reduced our selling, general, and administrative expenses by $0.7 million.  We also recorded a $0.2 million cumulative adjustment in the quarter ended December 2, 2006 that reduced the compensation expense recognized for the fiscal 2006 LTIP award.

We also reevaluated the fiscal 2007 LTIP award based upon revised estimated sales growth and cumulative operating income.  As a result of this reevaluation, we reduced the expected number of shares to be awarded under the fiscal 2007 LTIP to 227,535 shares, or 53 percent of the original target award of 429,312 shares.  We recorded a cumulative adjustment totaling $0.3 million to reduce selling, general, and administrative expenses during the quarter ended December 1, 2007 to reflect the new estimated shares to be awarded.  At December 1, 2007, there was $0.8 million of estimated unrecognized compensation remaining on the fiscal 2007 LTIP award.  However, the final number of shares is based on estimates and may vary during periods prior to the vesting date.

Unvested Stock Awards

The fair value of our unvested stock awards is calculated based on the number of shares issued and the closing market price of our common stock on the date of the grant.  The corresponding compensation cost of unvested stock awards is amortized to selling, general, and administrative expense on a straight-line basis over the vesting period of the award, which generally ranges from three to five years.  The following information applies to our unvested stock awards granted to members of the Board of Directors under the Directors’ Plan and employees through the quarter ended December 1, 2007:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested stock awards at August 31, 2007	410,670	$3.80
Granted	-	-
Forfeited	-	-
Vested	-	-
Unvested stock awards at December 1, 2007	410,670	$3.80

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of the Company’s common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter ended December 1, 2007, a total of 15,899 shares were issued to participants in the ESPP.

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

Information related to stock option activity during the quarter ended December 1, 2007 is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price Per Share
Outstanding at August 31, 2007	2,058,300	$12.72
Granted	-	-
Exercised	(12,500)	1.70
Forfeited	-	-
Outstanding at December 1, 2007	2,045,800	$12.79

Options vested and exercisable at December 1, 2007	2,045,800	$12.79

NOTE 4– INCOME TAXES

Income Tax Provision

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

Our effective tax rate for the quarter ended December 1, 2007 of approximately 51 percent was higher than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.

Adoption of FIN 48

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48).  This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  Interpretation No. 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting for income taxes in interim periods, and requires increased disclosure of various income tax items.

We adopted the provisions of FIN 48 on September 1, 2007.  The amount of gross unrecognized tax benefits at September 1, 2007 totals $4.3 million, of which $3.1 million would affect our effective tax rate, if recognized.  The gross unrecognized tax benefit includes $2.9 million related to individual states’ net operating loss carryforwards.  The Company has determined that all material temporary differences, except for certain states’ net operating loss carryforwards, can be fully recognized for FIN 48 purposes.  At the date of adoption, we had approximately $0.2 million of accrued interest and penalties related to uncertain tax positions.  Based upon guidance in FIN 48, interest and penalties related to uncertain tax positions are now recognized as components of income tax expense.  The amount of unrecognized tax benefits did not change significantly during the quarter ended December 1, 2007.

Prior to the adoption of FIN 48, the reserve for uncertain tax positions was classified as a component of income taxes payable in our consolidated balance sheets.  Consistent with the guidance found in FIN 48, our unrecognized income tax benefits related to net operating loss carryforwards now reduce the related deferred income tax asset and have the effect of increasing our net deferred income tax liability.  All other unrecognized income tax benefits, which totaled $0.7 million, were reclassified as other long-term liabilities in our December 1, 2007 condensed consolidated balance sheets.

The Company anticipates that it is reasonably possible that unrecognized tax benefits, including interest and penalties, of up to $0.3 million could be recognized within the next twelve months due to the lapse of applicable statutes of limitation, of which $0.2 million would affect our effective tax rate in those periods.

We file United States federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The tax years that remain subject to examinations for the Company’s major tax jurisdictions are shown below.  Additionally, any net operating losses that were generated in prior years and utilized in these years may be subject to examination.

2000-2007	Canada
2002-2007	Japan, Mexico, United Kingdom
2003-2007	United States – state and local income tax
2004-2007	United States – federal income tax

NOTE 5– COMPREHENSIVE INCOME

Comprehensive income is based on net income and includes charges and credits to equity accounts that are not the result of transactions with shareholders.  Comprehensive income for the Company was calculated as follows (in thousands):

	Quarter Ended
	December 1, 2007	December 2, 2006
Net income	$2,059	$1,416
Other comprehensive income items net of tax:
Foreign currency translation adjustments	250	96
Comprehensive income	$2,309	$1,512

NOTE 6– EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate.  Due to modifications to our management stock loan program, we determined that the shares of management stock loan participants that were placed in the escrow account are participating securities as defined by Emerging Issues Task Force (EITF) Issue 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, because they continue to have equivalent common stock dividend rights.  Accordingly, these management stock loan shares are included in our basic EPS calculation during periods of net income and excluded from the basic EPS calculation in periods of net loss.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended
	December 1, 2007	December 2, 2006
Numerator for basic and diluted earnings per share:
Net income	$2,059	$1,416
Preferred stock dividends	-	(934)
Net income available to common shareholders	$2,059	$482

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding(1)	19,481	19,910
Effect of dilutive securities:
Stock options	9	35
Unvested stock awards	270	247
Common stock warrants(2)	-	-
Diluted weighted average shares outstanding	19,760	20,192

Basic and diluted EPS:
Basic EPS	$.11	$.02
Diluted EPS	$.10	$.02

(1)
Since the Company recognized net income for the quarters ended December 1, 2007 and December 2, 2006, basic weighted average shares for those periods include 3.5 million shares of common stock held by management stock loan participants that were placed in escrow.

(2)	For the quarters ended December 1, 2007 and December 2, 2006, the conversion of 6.2 million common stock warrants is not assumed because such conversion would be anti-dilutive.

At December 1, 2007 and December 2, 2006, we had approximately 1.9 million and 2.0 million stock options outstanding which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common shares for the respective periods.  Although these shares were not included in our calculation of diluted EPS, these stock options and our common stock warrants may have a dilutive effect on the Company’s EPS calculation in future periods if the price of our common stock increases.

NOTE 7 – SEGMENT INFORMATION

The Company has two segments:  the Consumer Solutions Business Unit (CSBU) and the Organizational Solutions Business Unit (OSBU).  The following is a description of our segments, their primary operating components, and their significant business activities:

Consumer Solutions Business Unit – This business unit is primarily focused on product sales to individual customers and small business organizations and includes the results of our domestic retail stores, consumer direct operations (primarily eCommerce and call center), wholesale operations, international product channels in certain countries, and other related distribution channels, including government product sales and domestic printing and publishing sales.  The CSBU results of operations also include the financial results of our paper planner manufacturing operations.  Although CSBU sales primarily consist of products such as planners, binders, software, totes, books, and various accessories, virtually any component of our leadership, productivity, and strategy execution solutions may be purchased through our CSBU channels.

Organizational Solutions Business Unit – The OSBU is primarily responsible for the development, marketing, sale, and delivery of strategic execution, productivity, leadership, sales force performance, and communication training and consulting solutions directly to organizational clients, including other companies, the government, and educational institutions.  The OSBU includes the financial results of our domestic sales force, public programs, and certain international operations.  The domestic sales force is responsible for the sale and delivery of our training and consulting services in the United States.  Our international sales group includes the financial results of our directly owned foreign offices and royalty revenues from licensees.

The Company’s chief operating decision maker is the Chief Executive Officer (CEO), and each of the segments has a president who reports directly to the CEO.  The primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (EBITDA), which may not be calculated as similarly titled amounts calculated by other companies.  For segment reporting purposes, our consolidated EBITDA can be calculated as its income from operations excluding depreciation and amortization charges.

In the normal course of business, the Company may make structural and cost allocation revisions to its segment information to reflect new reporting responsibilities within the organization.  During the first quarter of fiscal 2008, we transferred our public programs operations from CSBU to OSBU and made other less significant organizational changes.  All prior period segment information has been revised to conform to the most recent classifications and organizational changes.  The Company accounts for its segment information on the same basis as the accompanying condensed consolidated financial statements.

SEGMENT INFORMATION
(in thousands)

Quarter Ended December 1, 2007	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization
Consumer Solutions Business Unit:
Retail	$13,135	$7,718	$852	$214	$-
Consumer direct	14,812	9,009	6,939	55	-
Wholesale	4,261	2,455	2,294	-	-
CSBU International	2,671	1,557	660	25	-
Other CSBU	1,164	191	(6,959)	288	-
Total CSBU	36,043	20,930	3,786	582	-

Organizational Solutions Business Unit:
Domestic	21,664	13,710	255	234	899
International	15,867	11,305	4,725	187	-
Total OSBU	37,531	25,015	4,980	421	899
Total operating segments	73,574	45,945	8,766	1,003	899
Corporate and eliminations	-	-	(1,592)	195	-
Consolidated	$73,574	$45,945	$7,174	$1,198	$899

Quarter Ended December 2, 2006
Consumer Solutions Business Unit:
Retail	$14,127	$8,399	$1,236	$191	$-
Consumer direct	16,211	9,850	7,728	20	-
Wholesale	4,577	2,778	2,663	-	-
CSBU International	2,386	1,485	486	-	-
Other CSBU	1,272	(281)	(8,112)	259	-
Total CSBU	38,573	22,231	4,001	470	-

Organizational Solutions Business Unit:
Domestic	21,470	13,875	1,236	114	902
International	15,487	10,292	3,187	205	-
Total OSBU	36,957	24,167	4,423	319	902
Total operating segments	75,530	46,398	8,424	789	902
Corporate and eliminations	-	-	(2,875)	248	-
Consolidated	$75,530	$46,398	$5,549	$1,037	$902

A reconciliation of operating segment EBITDA to consolidated income before taxes is provided below (in thousands):

	Quarter Ended
	December 1, 2007	December 2, 2006
Reportable segment EBITDA	$8,766	$8,424
Corporate expenses	(1,592)	(2,875)
Consolidated EBITDA	7,174	5,549
Depreciation	(1,198)	(1,037)
Amortization	(899)	(902)
Income from operations	5,077	3,610
Interest income	9	201
Interest expense	(910)	(661)
Income before taxes	$4,176	$3,150

The cumulative adjustments resulting from revisions to share-based compensation awards as described in Note 3 are included in corporate expenses in the above table.

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

The Company suggests that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2007.

RESULTS OF OPERATIONS

Overview

Our first fiscal quarter, which includes the months of September, October, and November, has historically reflected good product sales, from back-to-school and early holiday shopping, and generally strong training and consulting service sales.  For the quarter ended December 1, 2007, our income from operations increased to $5.1 million compared to $3.6 million in the first fiscal quarter of the prior year and our pre-tax income improved to $4.2 million compared to $3.2 million in the comparable quarter of fiscal 2007.  Partly due to the fiscal 2007 redemption of our remaining preferred stock and corresponding elimination of preferred dividends, our net income available to common shareholders increased to $2.1 million compared to $0.5 million in the first quarter of fiscal 2007.

The primary factors that influenced our operating results for the quarter ended December 1, 2007 were as follows:

•
Sales– Our consolidated sales declined $2.0 million, which was the result of decreased product sales totaling $2.7 million that were partially offset by increased training and consulting services sales.  Product sales declined primarily due to reduced consumer direct sales, retail sales, and wholesale sales compared to the prior year.  Training and consulting services sales increased $0.8 million due to increased sales from our international and domestic operations.

•
Gross Profit– When compared to the prior year, our gross profit declined primarily due to decreased consolidated sales.  Our consolidated gross margin, which is gross profit in terms of a percentage of sales, improved to 62.4 percent of sales compared to 61.4 percent in the prior year.  The improvement in gross margin was primarily due to increasing training and consulting sales as a percent of total sales, which generally have higher margins than our product sales, and improved margins on our product sales.

•
Operating Expenses– Our operating expenses decreased by $1.9 million compared to the prior year, which was the result of decreased selling, general, and administrative expenses totaling $2.1 million that were offset by a $0.2 million increase in depreciation expense.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended December 1, 2007 Compared to the Quarter Ended December 2, 2006

Sales

The following table sets forth sales data by category and for our operating segments (in thousands):

	Quarter Ended
	December 1, 2007	December 2, 2006	Percent Change
Sales by Category:
Products	$39,375	$42,109	(6)
Training and consulting services	34,199	33,421	2
	$73,574	$75,530	(3)

Consumer Solutions Business Unit:
Retail Stores	$13,135	$14,127	(7)
Consumer Direct	14,812	16,211	(9)
Wholesale	4,261	4,577	(7)
CSBU International	2,671	2,386	12
Other CSBU	1,164	1,272	(8)
	36,043	38,573	(7)
Organizational Solutions Business Unit:
Domestic	21,664	21,470	1
International	15,867	15,487	2
	37,531	36,957	2
Total Sales	$73,574	$75,530	(3)

Product Sales– Overall product sales, which primarily consist of planners, binders, totes, software, and handheld electronic planning devices that are primarily sold through our Consumer Solutions Business Unit (CSBU) channels, declined $2.7 million, or 6 percent, compared to the prior year.  Our product sales, primarily in retail stores and through our consumer direct channels, have declined in recent periods and this trend may continue in future periods.  The decline in product sales during the quarter ended December 1, 2007 was primarily due to the following performance in our CSBU channels:

•
Retail Stores– The decline in retail sales was primarily due to reduced traffic in our retail locations, reduced demand for technology and related products, and fewer store locations, which had a $0.2 million impact on retail sales.  Our retail store traffic, or the number of consumers entering our retail locations, declined by approximately 20 percent compared to the first quarter of fiscal 2007 and resulted in decreased sales of “core” products (e.g. planners, binders, totes, and accessories) compared to the prior year.  Due to declining demand for electronic handheld planning products, during late fiscal 2007 we decided to exit the low-margin handheld device and related electronics accessories business, which reduced retail sales by $0.3 million compared to the prior year.  These factors combined to produce a six percent decline in year-over-year comparable store (stores which were open during the comparable periods) sales versus the first quarter of fiscal 2007.  At December 1, 2007, we were operating 87 domestic retail locations compared to 89 locations at December 2, 2006, and based upon our continuing analyses of retail store performance we may close additional retail stores in fiscal 2008 and continue to recognize decreased sales in future periods as a result of closing store locations.

•
Consumer Direct– Sales through our consumer direct channels (primarily eCommerce and our call center) decreased $1.4 million, primarily due to a decline in the number of customers visiting our website and a decline in the number of orders which are being processed through the call center.  Visits to our website decreased from the prior year by approximately 7 percent, which we believe was a result of the change in timing of catalog mailings, which decreased in the first quarter and will increase in the second quarter of fiscal 2008 compared to the prior year.  Declining consumer orders through the call center continues a long-term trend and decreased by approximately 13 percent compared to the prior year, which we believe is primarily a result of the transition of customers to our eCommerce site.

•
Wholesale – Sales through our wholesale channel, which includes sales to office superstores and other retail chains, decreased $0.3 million primarily due to the transition of wholesale products to a new wholesale partner.

•
CSBU International – This channel includes the product sales of our directly owned international offices in Canada, the United Kingdom, Mexico, and Australia.  The $0.3 million increase was primarily due to improved demand for product in certain countries.

•
Other CSBU– Other CSBU sales consist primarily of domestic printing and publishing sales and building sublease revenues.  The slight decrease in other CSBU sales was primarily due to a $0.2 million decrease in external printing sales, which was the result of increased demand during the quarter for internally produced paper products during the quarter.  Our ability to print paper products for external clients is dependent upon demand for Company products and may fluctuate from period to period.

Training and Consulting Services– We offer a variety of training courses, training related products, and consulting services focused on leadership, productivity, strategy execution, sales force performance, and effective communications that are provided both domestically and internationally through the OSBU.  Our consolidated training and consulting service sales increased $0.8 million compared to the prior year and maintained the favorable momentum in training and consulting sales that began in prior periods.  Training and consulting service sales performance during the first quarter of fiscal 2008 was primarily influenced by the following factors in our OSBU divisions:

•
Domestic– Our domestic training, consulting, and related sales reported through the OSBU continued to show improvement over the prior year and increased by $0.2 million, or one percent.  The improvement was primarily due to continued acceptance of our core product offerings, which includes The Seven Habits of Highly Effective People, Leadership:  Great Leaders, Great Teams, Great Results, and 4 Disciplines of Execution curriculum.

Generally, our training programs and consulting services continue to perform well in the marketplace as our five geographic regions, government services, educational solutions, and vertical market regions generated a combined 19 percent increase in year-over-year sales.  During the quarter ended December 1, 2007, the number of training and consulting days delivered increased eight percent and the average revenue per day received increased 14 percent.  Sales of training materials to our client facilitators also improved compared to the prior year.  Partially offsetting these gains were decreases in our public program sales and our sales performance consulting group which primarily teaches our Helping Clients Succeed curriculum.  Our current outlook for fiscal 2008 remains strong and we believe that the introduction of new programs and refreshed existing programs will continue to have a favorable impact on training and consulting service sales in future periods.

•
International – International sales increased $0.4 million, or two percent, compared to fiscal 2007.  Sales from our wholly owned foreign offices and royalty revenues from third-party licensees increased compared to the prior year.  Partially offsetting these increases was the elimination of sales from our wholly owned subsidiary in Brazil and our training operations located in Mexico.  We sold these operations to external licensees during fiscal 2007 and we now receive royalty revenue from their operations based upon gross sales.  The conversion of these operations to licensees had a $1.3 million unfavorable impact on our international sales.  Excluding the impact of reduced sales from Brazil and Mexico, comparable sales from our licensees and remaining four direct offices increased 12 percent compared to the prior year.  Our direct offices in the United Kingdom, Canada and Australia all recorded significant increases in sales, which were partially offset by declines in Japan.  We expect our sales performance in Japan to improve compared to the prior year during the remainder of fiscal 2008.  Our licensees also reported strong growth, primarily from offices located in Asia and Europe.  The translation of foreign sales to the United States dollar helped to improve reported sales and had a $0.8 million favorable impact on our consolidated sales as foreign currencies strengthened against the United States dollar during the quarter ended December 1, 2007.

Gross Profit

Gross profit consists of net sales less the cost of goods sold or the cost of services provided.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, increased one percent to 62.4 percent of sales compared to 61.4 percent in fiscal 2007.  The increase was primarily attributable to the continuing shift toward increased training and consulting sales, which generally have higher margins than our product sales, and improved gross margins on our product sales.  Training and consulting service sales increased to 47 percent of total sales in the first quarter of fiscal 2008 compared to 44 percent in the prior year.

Gross margin on product sales increased to 57.1 percent compared to 56.1 percent in the prior year, which was primarily due to reduced printing costs that resulted from the fiscal 2007 reconfiguration of our printing services.

For the quarter ended December 1, 2007, our training and consulting services gross margin was 68.6 percent compared to 68.1 percent in the prior year.  The improvement was primarily attributable to improved gross margins in our international offices and increasing licensee royalty revenues, which have virtually no corresponding cost of sales.

Operating Expenses

Selling, General and Administrative– Our selling, general, and administrative (SG&A) expenses decreased $2.1 million, or five percent, compared to the prior year.  The decrease in SG&A expenses was primarily due to 1) the sale of our subsidiary in Brazil and the training and consulting operations of our subsidiary in Mexico; 2) the reversal of share-based compensation expense; and 3) decreased audit and related consulting costs.  During the fourth quarter of fiscal 2007, we completed the sales and conversions of our subsidiary in Brazil and our training operations in Mexico to licensee operations.  The conversion of these operations to licensees reduced our SG&A expenses by $1.2 million.  Our share-based compensation expense decreased by $0.8 million due to changes in the estimated number of shares expected to vest from our long-term incentive plan (LTIP).  As a result of these revisions, no shares of the fiscal 2006 LTIP grant are expected to vest and no further compensation expense from this compensation plan is expected to be recognized in fiscal 2008.  Accordingly, we made a cumulative adjustment to our financial statements during the quarter, which included reversal of compensation expense recognized in prior periods.  Our audit and associated consulting fees decreased by $0.5 million compared to fiscal 2007.  Our prior year accounting fees included charges and consulting costs related to the first year of compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  These fees declined during fiscal 2008 due to improved processes and procedures combined with revised internal control testing standards.  The decreases in SG&A from these sources were partially offset by increased associate costs resulting primarily from commissions and incentives on improving training and consulting sales.

Depreciation and Amortization– Depreciation expense increased $0.2 million compared to the same quarter of fiscal 2007 primarily due to increased capital expenditures during the fiscal year ended August 31, 2007.  We currently expect fiscal 2008 depreciation expense to increase slightly compared to fiscal 2007 amounts.

Amortization expense from definite-lived intangible assets for the quarter ended December 1, 2007 remained consistent with the prior year at $0.9 million.  We expect intangible asset amortization expense to remain consistent with prior year amounts throughout fiscal 2008 and believe that amortization expense will total $3.6 million for the current fiscal year.

Interest Income and Expense

Interest Income – Our interest income decreased by $0.2 million compared to the same quarter of the prior fiscal year due to reduced cash and cash equivalents held during the quarter ended December 1, 2007.  During the third quarter of fiscal 2007, we used substantially all of our available cash and cash equivalents combined with proceeds from a newly acquired line of credit to redeem the remaining outstanding shares of Series A preferred stock.

Interest Expense – Interest expense increased $0.2 million primarily due to line of credit borrowings that were used in conjunction with available cash to redeem the remaining shares of preferred stock.  Fluctuations in our interest expense during fiscal 2008 will be primarily impacted by our level of borrowing on our $25.0 million line of credit and will decrease if we are able to repay amounts outstanding on the facility.

Income Taxes

Our income tax provision for the quarter ended December 1, 2007 increased to $2.1 million compared to $1.7 million in the first quarter of the prior year.  The increase in our income tax provision was primarily due to improved pre-tax income.  Our effective tax rate for the quarter ended December 1, 2007 of approximately 51 percent was higher than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.

The adoption of FIN 48 during the quarter ended December 1, 2007 did not have a material impact on our income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

At December 1, 2007 we had $8.8 million of cash and cash equivalents compared to $6.1 million at August 31, 2007 and our net working capital (current assets less current liabilities) increased to $14.3 million at December 1, 2007 compared to $8.9 million at August 31, 2007.  During fiscal 2007, we used substantially all of our cash on hand combined with proceeds from a newly obtained line of credit to redeem all of our remaining preferred stock at its liquidation preference of $25 per share plus accrued dividends.  Although we will incur additional interest expense on line of credit borrowings, we believe that the redemption of our remaining preferred stock and elimination of the corresponding 10.0 percent dividend obligation will improve our cash flows and reported results of operations in future periods.

Our debt structure consists of a $25.0 million line of credit that may be used for working capital and other general needs, a long-term variable rate mortgage on our Canadian building, and a long-term lease on our corporate campus that is accounted for as a financing obligation.  The $25.0 million line of credit carries an interest rate equal to LIBOR plus 1.10 percent and expires on March 14, 2010.  We may draw on the line of credit facility, repay, and draw again, on a revolving basis, up to the maximum loan amount of $25.0 million so long as no event of default has occurred and is continuing.  The working capital line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.

In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including: (i) a funded debt to earnings ratio; (ii) a fixed charge coverage ratio; (iii) a limitation on annual capital expenditures; and (iv) a defined amount of minimum net worth.  In the event of noncompliance with these financial covenants and other defined events of default, the lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit.  During the quarter ended December 1, 2007, we believe that we were in compliance with the terms and financial covenants of our credit facilities.  At December 1, 2007, we had $14.7 million outstanding on the line of credit, which was classified as a current liability on our consolidated balance sheet primarily due to our intention to repay the outstanding amount during fiscal 2008.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended December 1, 2007.

Cash Flows From Operating Activities

Our cash provided by operating activities totaled $5.6 million compared to $3.8 million of net cash used for operating activities during the quarter ended December 2, 2006.  Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses.  Cash provided by or used for changes in working capital during the quarter ended December 1, 2007 was primarily related to 1) increased accounts receivable balances resulting from improved OSBU sales; and 2) increased accounts payable resulting from seasonally high activity.  We believe that our continued efforts to optimize working capital balances, combined with existing and planned sales growth programs and cost-cutting initiatives, will improve our cash flows from operating activities in future periods.  However, the success of these efforts, and their eventual contribution to our cash flows, is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

Net cash used for investing activities totaled $1.3 million for the quarter ended December 1, 2007.  Our primary uses of cash for investing activities were the purchase of property and equipment and additional spending on curriculum development.  Our purchases of property and equipment, which totaled $1.3 million, consisted primarily of computer hardware, computer software, and leasehold improvements.  During the first quarter of fiscal 2008, we spent $0.6 million for further investment in curriculum development.  Partially offsetting these uses of cash was the receipt of $0.6 million on notes receivable from the sales of our subsidiary in Brazil and our training operations in Mexico, which were completed at August 31, 2007 through the use of notes receivable financing.

Cash Flows From Financing Activities

Net cash used for financing activities during the quarter ended December 1, 2007 totaled $1.4 million, which primarily consisted of payments on our line of credit and other debt obligations.

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

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of 1) payments to EDS for outsourcing services related to information systems, warehousing and distribution, and call center operations; 2) payments on a financing obligation resulting from the sale of our corporate campus; 3) minimum rent payments for retail store and sales office space; 4) mortgage payments on certain buildings and property; and 5) short-term purchase obligations for inventory and other products or services to be delivered in fiscal 2008.  There have been no significant changes to our expected required contractual obligations from those disclosed at August 31, 2007.

Our contractual obligations as disclosed in our Form 10-K for the year ended August 31, 2007 exclude unrecognized tax benefits under FIN 48 of $4.3 million for which we cannot make a reasonably reliable estimate of the amount and period of payment.  For further information regarding the adoption of FIN 48, refer to Note 4 of the notes to the condensed consolidated financial statements contained in this Form 10-Q.

Other Items

The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock.  For further information regarding our management common stock loan program, refer to Note 10 to our consolidated financial statements on Form 10-K for the fiscal year ended August 31, 2007.  The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting polices that we used to prepare our consolidated financial statements are outlined in Note 1 to the consolidated financial statements, which are presented in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.  Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements.  Management regularly evaluates its estimates and assumptions and bases those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America.  Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not in our control, but which may have an impact on these estimates and our actual financial results.

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

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned operation.  Licensee companies are unrelated entities that have been granted a license to translate the Company’s content and curriculum, adapt the content and curriculum to the local culture, and sell the Company’s training seminars and products in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of the licensee’s sales.  The Company recognizes royalty income each period based upon the sales information reported to us from the licensee.

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

The Compensation Committee initially granted awards for 378,665 shares (the Target Award) of common stock under the LTIP during fiscal 2006.  However, based upon actual financial performance through December 1, 2007 and estimated performance through the remaining service period of the fiscal 2006 LTIP grant, the Company determined that no shares of common stock would be awarded under the terms of the fiscal 2006 LTIP grant.  We expect that our anticipated sales growth in training and consulting sales will be insufficient to offset forecast product sales declines, which were revised using actual product sales levels late in our first fiscal quarter and early second fiscal quarter, and the impact of eliminated sales resulting from the sales of our subsidiary in Brazil and our training operations in Mexico.  Although we expect sufficient levels of cumulative operating income to be recognized for the fiscal 2006 award, anticipated sales growth was below the minimum 7.5 percent threshold for shares to be awarded under the plan (refer to the table below).  As a result of this determination, we recorded a cumulative adjustment in the quarter ended December 1, 2007 that reduced our selling, general, and administrative expenses by $0.7 million.

Sales Growth	Percent of Target Shares Awarded
30.0%	115%	135%	150%	175%	200%
22.5%	90%	110%	125%	150%	175%
15.0%	65%	85%	100%	125%	150%
11.8%	50%	70%	85%	110%	135%
7.5%	30%	50%	65%	90%	115%
	$36.20	$56.80	$72.30	$108.50	$144.60
	Cumulative Operating Income (millions)

During fiscal 2007, the Compensation Committee granted performance awards for 429,312 shares of common stock under the terms of the LTIP.  Consistent with the fiscal 2006 LTIP grant, the Company must achieve minimum levels of sales growth and cumulative operating income in order for participants to receive any shares under the LTIP grant.  As shown in the table below, the minimum sales growth for the fiscal 2007 LTIP is 10.0 percent (fiscal 2009 compared to fiscal 2007) and the minimum cumulative operating income total during the service period is $41.3 million.  We record compensation expense on the fiscal 2007 LTIP using a 5 percent estimated forfeiture rate during the vesting period.  However, the total amount of compensation expense recorded for the fiscal 2007 LTIP will equal the number of shares awarded multiplied by $5.78 per share.

At December 1, 2007 we reevaluated the fiscal 2007 LTIP award based upon revised estimated sales growth and cumulative operating income.  As a result of this reevaluation, we reduced the expected number of shares to be awarded under the fiscal 2007 LTIP to 227,535 shares, or 53 percent of the original target award.  We recorded a cumulative adjustment to reduce operating expenses by $0.3 million during the quarter ended December 1, 2007 to reflect the new estimated shares to be awarded.  At December 1, 2007, there was $0.8 million of estimated unrecognized compensation remaining on the fiscal 2007 LTIP award.  The number of shares finally awarded to LTIP participants under the fiscal 2007 LTIP grant is based upon the combination of factors as shown below:

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

We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model.  However, the Company did not grant any stock options during the quarter ended December 1, 2007 or the fiscal years ended August 31, 2007 and 2006, and we did not have any remaining cost associated with unvested stock options at December 1, 2007.

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

Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectibility of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectibility assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions are then based upon the comparison, which may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at December 1, 2007 would reduce our reported income from operations by approximately $0.1 million.

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

Our inventory loss reserve calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory reserve calculations during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have a materially adverse impact upon our financial position and results of operations.  For instance, a 10 percent increase in our inventory loss reserves at December 1, 2007 would reduce our income from operations by approximately $0.5 million.

Indefinite-Lived Intangible Assets

Intangible assets that are deemed to have an indefinite life are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset has been deemed to have an indefinite life.  This intangible asset is assigned to the OSBU and is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars, international licensee royalties, and related products.  If the carrying value of the Covey trade name exceeds the fair value of its discounted estimated royalties on trade name related revenues, an impairment loss is recognized for the difference.  The adjusted basis becomes the carrying value until a future impairment assessment determines that additional impairment charges are necessary.

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

Impairment of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  We use an estimate of undiscounted future net cash flows of the assets over their remaining useful lives in determining whether the carrying value of the assets is recoverable.  If the carrying values of the assets exceed the anticipated future cash flows of the assets, we calculate an impairment loss.  The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based upon discounted cash flows over the estimated remaining useful life of the asset.  If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis, which is then depreciated or amortized over the remaining useful life of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets.

Our impairment evaluation calculations contain uncertainties because they require us to make assumptions and apply judgment in order to estimate future cash flows, forecast the useful lives of the assets, and select a discount rate that reflects the risk inherent in future cash flows.  Although we have not made any material changes to our long-lived assets impairment assessment methodology during the past three years, if forecasts and assumptions used to support the carrying value of our long-lived tangible and definite-lived intangible assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.  During the quarter ended December 1, 2007, there were no events or circumstances that we believe indicated a possible material impairment of our long-lived assets.

Income Taxes

We regularly evaluate our United States federal and various state and foreign jurisdiction income tax exposures.  On September 1, 2007, the Company adopted FIN 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under the provisions of FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon final settlement.  The provisions of FIN 48 also provide guidance on de-recognition, classification, interest, and penalties on income taxes, accounting for income taxes in interim periods, and requires increased disclosure of various income tax items.  Taxes and penalties are components of our overall income tax provision.  Prior to the adoption of FIN 48, interest on income tax items was recorded as a component of consolidated interest expense.  Beginning on September 1, 2007, in conjunction with the adoption of FIN 48, interest on income taxes is included as a component of overall income tax expense.

The Company records previously unrecognized tax benefits in the financial statements when it becomes more likely than not (greater than a 50 percent likelihood) that the tax position will be sustained.  To assess the probability of sustaining a tax position, the Company considers all available evidence.  In many instances, sufficient positive evidence will not be available until the expiration of the statute of limitations for audits by taxing jurisdictions, at which time the entire benefit will be recognized as a discrete item in the applicable period.

Our unrecognized tax benefits result from uncertain tax positions about which we are required to make assumptions and apply judgment to estimate the exposures associated with our various tax filing positions.  The calculation of our income tax provision or benefit, as applicable, requires estimates of future taxable income or losses.  During the course of the fiscal year, these estimates are compared to actual financial results and adjustments may be made to our tax provision or benefit to reflect these revised estimates.  Our effective income tax rate is also affected by changes in tax law and the results of tax audits by various jurisdictions.  Although we believe that our judgments and estimates discussed herein are reasonable, actual results could differ, and we could be exposed to losses or gains that could be material.

NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measures– In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measures.  This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements.  Statement No. 157 only applies to fair-value measurements that are already required or permitted by other accounting standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  This statement is effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007, and will thus be effective for the Company in fiscal 2009.  We have not yet completed our analysis of the impact of SFAS No. 157 on our financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, internet web casts, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding future product and training sales activity, anticipated expenses, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, expected improvements in cash flows from operating activities, the adequacy of our existing capital resources, future compliance with the terms and conditions of our line of credit, expected fiscal 2008 repayment of the line of credit, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our report on Form 10-K for the fiscal year ended August 31, 2007, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by EDS in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect our business and financial performance, including the risk factors noted in Item 1A of our report on Form 10-K for the year ended August 31, 2007.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors may emerge and it is not possible for our management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any single factor, or combination of factors, may cause actual results to differ materially from those contained in forward-looking statements.  Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results.

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

During the quarter ended December 1, 2007 we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies.  Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts.  The gains and losses on these contracts were recorded as a component of SG&A expense in our consolidated income statements and had the following net impact on the periods indicated (in thousands):

	Quarter Ended
	December 1, 2007	December 2, 2006
Losses on foreign exchange contracts	$(128)	$(9)
Gains on foreign exchange contracts	-	18
Net gain (loss) on foreign exchange contracts	$(128)	$9

At December 1, 2007, the fair value of our foreign currency forward contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant.  The notional amounts of our foreign currency sell contracts that did not qualify for hedge accounting were as follows at December 1, 2007 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	211,000	$1,899
Mexican Pesos	11,689	1,061
Australian Dollars	733	643

During the quarter ended December 1, 2007, we did not utilize any derivative contracts that qualified for hedge accounting.  However, the Company may utilize foreign currency derivatives that qualify for hedge accounting in future periods as a component of our overall foreign currency risk strategy.

Interest Rate Sensitivity

The Company is exposed to fluctuations in U.S. interest rates primarily as a result of our line of credit borrowings.  At December 1, 2007, our debt balances consisted primarily of a fixed-rate financing obligation associated with the sale of our corporate headquarters facility, a variable-rate line of credit arrangement, and a variable rate long-term mortgage on certain of our buildings and property.  The addition of the variable-rate line of credit increased our interest rate sensitivity and in the future our overall interest rate sensitivity will be influenced by the amounts borrowed on the line of credit and the prevailing interest rates, which may create additional expense if interest rates increase in future periods.  Accordingly, at December 1, 2007 borrowing levels, a 1 percent increase on our variable rate debt would increase our interest expense over the next year by approximately $0.2 million.

During the quarter ended December 1, 2007 we were not party to any interest rate swap or other interest related derivative instruments that would increase our interest rate sensitivity.

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

PART II.  OTHER INFORMATION

Item 1A.	RISK FACTIORS For information regarding Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company acquired the following securities during the fiscal quarter ended December 1, 2007:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Common Shares:					(in thousands)
September 1, 2007 to October 6, 2007	-		$-	none	$2,413

October 7, 2007 to November 3, 2007	-		-	none	2,413

November 4, 2007 to December 1, 2007	3,240	(2)	6.56	none	2,413	(1)

Total Common Shares	3,240		$6.56	none

(1)
In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock.  All previous authorized common stock purchase plans were canceled.  Pursuant to the terms of this stock purchase plan, we have acquired 1,009,300 shares of our common stock for $7.6 million through December 1, 2007.

(2)	Amount represents shares received from an employee of the Company as consideration to exercise stock options and were valued using the closing price of our common stock on the date of exercise.

Item 6.  EXHIBITS

(A)	Exhibits:
	31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
	31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
	32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date:	January 10, 2008	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer

Date:	January 10, 2008	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer