Form 10-Q
period 2008-03-01
FRANKLIN COVEY CO
filed 2008-04-10
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such, shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)		Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

19,585,855 shares of Common Stock as of April 1, 2008

FranklinCovey Co.

INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 1, 2008	August 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,334	$6,126
Accounts receivable, less allowance for doubtful accounts of $899 and $821	29,723	27,239
Inventories	21,190	24,033
Deferred income taxes	3,706	3,635
Prepaid expenses and other assets	7,748	9,070
Total current assets	67,701	70,103

Property and equipment, net	34,571	36,063
Intangible assets, net	74,126	75,923
Deferred income taxes	106	101
Other assets	15,451	14,441
	$191,955	$196,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing obligation	$657	$629
Line of credit	4,314	15,999
Accounts payable	11,133	12,190
Income taxes payable	1,101	2,244
Accrued liabilities	29,180	30,101
Total current liabilities	46,385	61,163

Long-term debt and financing obligation, less current portion	32,681	32,965
Deferred income tax liabilities	4,981	565
Other liabilities	1,626	1,019
Total liabilities	85,673	95,712

Shareholders’ equity:
Common stock – $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	185,003	185,890
Common stock warrants	7,602	7,602
Retained earnings	24,630	19,489
Accumulated other comprehensive income	1,510	970
Treasury stock at cost, 7,249 and 7,296 shares	(113,816)	(114,385)
Total shareholders’ equity	106,282	100,919
	$191,955	$196,631

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended

	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
	(unaudited)		(unaudited)
Net sales:
Products	$41,299	$45,283	$80,675	$87,391
Training and consulting services	33,828	31,593	68,027	65,014
	75,127	76,876	148,702	152,405
Cost of sales:
Products	17,776	19,436	34,682	37,910
Training and consulting services	10,663	10,251	21,386	20,909
	28,439	29,687	56,068	58,819
Gross profit	46,688	47,189	92,634	93,586

Selling, general, and administrative	37,652	36,666	76,424	77,514
Gain on sale of manufacturing facility	-	(1,227)	-	(1,227)
Depreciation	1,350	1,366	2,547	2,403
Amortization	901	900	1,800	1,802
Income from operations	6,785	9,484	11,863	13,094

Interest income	15	357	24	557
Interest expense	(761)	(675)	(1,672)	(1,336)
Income before provision for income taxes	6,039	9,166	10,215	12,315
Provision for income taxes	2,957	4,452	5,074	6,186
Net income	3,082	4,714	5,141	6,129
Preferred stock dividends	-	(934)	-	(1,867)
Net income available to common shareholders	$3,082	$3,780	$5,141	$4,262

Net income available to common shareholders per share:
Basic	$.16	$.19	$.26	$.22
Diluted	$.16	$.19	$.26	$.21

Weighted average number of common shares:
Basic	19,510	19,589	19,495	19,750
Diluted	19,805	19,870	19,782	20,031

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Two Quarters Ended
	March 1, 2008	March 3, 2007
	(unaudited)
Cash flows from operating activities:
Net income	$5,141	$6,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,907	4,977
Deferred income taxes	3,656	4,218
Loss (gain) on disposals of property and equipment	274	(1,210)
Share-based compensation expense	(511)	622
Changes in assets and liabilities:
Increase in accounts receivable, net	(1,884)	(433)
Decrease (increase) in inventories	3,270	(1,616)
Decrease in other assets	1,132	728
Decrease in accounts payable and accrued liabilities	(1,712)	(5,196)
Decrease in other long-term liabilities	(116)	(175)
Increase in income taxes payable	274	743
Net cash provided by operating activities	14,431	8,787

Cash flows from investing activities:
Proceeds on notes receivable from disposals of subsidiaries	1,046	-
Purchases of property and equipment	(2,345)	(5,377)
Curriculum development costs	(1,567)	(3,163)
Proceeds from sales of property and equipment	60	2,258
Net cash used for investing activities	(2,806)	(6,282)

Cash flows from financing activities:
Proceeds from line-of-credit borrowing	40,029	-
Payments on line-of-credit borrowing	(51,714)	-
Principal payments on long-term debt and financing obligation	(312)	(297)
Proceeds from sales of common stock from treasury	193	137
Purchases of treasury shares	-	(2,539)
Payment of preferred stock dividends	-	(1,867)
Net cash used for financing activities	(11,804)	(4,566)

Effect of foreign exchange rates on cash and cash equivalents	(613)	94
Net decrease in cash and cash equivalents	(792)	(1,967)
Cash and cash equivalents at beginning of the period	6,126	30,587
Cash and cash equivalents at end of the period	$5,334	$28,620

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,744	$1,324
Cash paid for income taxes	$1,686	$1,270

Non-cash investing and financing activities:
Accrued preferred stock dividends	$-	$934
Acquisition of property and equipment through accounts payable	252	-

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) provides integrated consulting, training, and performance enhancement solutions to organizations and individuals in strategy execution, productivity, leadership, sales force effectiveness, effective communications, and other areas.  Each integrated solution may include components of training and consulting, assessment, and other application tools that are generally available in electronic or paper-based formats.  Our products and services are available through professional consulting services, public seminars, retail stores, catalogs, and the internet at www.franklincovey.com.  Historically, the Company’s best-known offerings include the FranklinCovey Planner™ and a suite of individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People.  We also offer a range of training and assessment products to help organizations achieve superior results by focusing and executing on top priorities, building the capability of knowledge workers, and aligning business processes.  These offerings include the following popular workshops and curricula: FOCUS: Achieving Your Highest Priorities™; Leadership: Great Leaders, Great Teams, Great Results™; The 4 Roles of Leadership™; Building Business Acumen: What the CEO Wants You to Know™; the Advantage Series communication workshops; and the Execution Quotient (xQ™) organizational assessment tool.  During fiscal 2007 we also introduced a new leadership program based upon principles found in The 7 Habits of Highly Effective People.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that will end on December 1, 2007, March 1, 2008, and May 31, 2008 during fiscal 2008.  Under the modified 52/53-week fiscal year, the quarter ended March 1, 2008 had the same number of business days as the quarter ended March 3, 2007 and the two quarters ended March 1, 2008 had one less business day than the two quarters ended March 3, 2007.

The results of operations for the quarter and two quarters ended March 1, 2008 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2008.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	March 1, 2008	August 31, 2007

Finished goods	$17,615	$20,268
Work in process	583	743
Raw materials	2,992	3,022
	$21,190	$24,033

NOTE 3 – SHARE-BASED COMPENSATION

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant performance awards, unvested stock awards, employee stock purchase plan (ESPP) shares, and stock options.  In addition, our Board of Directors and shareholders may, from time to time, approve fully vested stock awards.  The compensation cost of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying condensed consolidated income statements and no share-based compensation was capitalized during the two quarters ended March 1, 2008.  The Company generally issues shares of common stock for its share-based compensation plans from shares held in treasury.  The following is a description of recent developments in our share-based compensation plans.

Performance Awards

The Company has a performance based long-term incentive plan (the LTIP) that provides for annual grants of share-based performance awards to certain managerial personnel and executive management as directed by the Compensation Committee of the Board of Directors.  The LTIP performance awards cliff vest at the completion of a three-year performance period that begins on September 1 in the fiscal year of the grant.  The number of common shares that are finally awarded to LTIP participants is variable and is based entirely upon the achievement of a combination of performance objectives related to sales growth and cumulative operating income during the three-year performance period.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the number of shares expected to be awarded based upon actual and estimated financial results of the Company compared to the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the revised estimate of common shares that are expected to be awarded.  The Company granted performance awards under provisions of the LTIP in fiscal 2006, which vest on August 31, 2008, and in fiscal 2007, which vest on August 31, 2009.

Based upon actual financial performance through December 1, 2007 and estimated performance through the remaining service period of the fiscal 2006 LTIP grant, the Company determined that no shares of common stock would be awarded to participants under the terms of the fiscal 2006 LTIP grant.  Although we expect sufficient levels of cumulative operating income to be recognized for the fiscal 2006 award, anticipated sales growth is below the minimum threshold for shares to be awarded under the plan.  We expect that our anticipated sales growth in training and consulting sales will be insufficient to offset forecasted product sales declines, which were revised using actual product sales levels late in our first fiscal quarter and early second fiscal quarter, and the impact of eliminated sales resulting from the sales of our subsidiary in Brazil and our training operations in Mexico.  As a result of this determination, we recorded a cumulative adjustment in the quarter ended December 1, 2007 that reduced our selling, general, and administrative expenses by $0.7 million and did not record any compensation expense for the fiscal 2006 LTIP award during the quarter ended March 1, 2008.  We also recorded cumulative adjustments totaling $0.1 million in the two quarters ended March 3, 2007 that reduced the compensation expense recognized for the fiscal 2006 LTIP award.

We also reevaluated the fiscal 2007 LTIP award based upon revised estimated sales growth and cumulative operating income.  As a result of this reevaluation, we reduced the expected number of shares to be awarded under the fiscal 2007 LTIP to 227,535 shares, or 53 percent of the original target award of 429,312 shares.  We recorded cumulative adjustments totaling $0.3 million to reduce selling, general, and administrative expenses during the two quarters ending March 1, 2008 to reflect the new estimated shares to be awarded.  At March 1, 2008, there was $0.7 million of estimated unrecognized compensation expense remaining on the fiscal 2007 LTIP award.  However, the number of shares to be issued is based on estimates and may vary during periods prior to the vesting date.

Unvested Stock Awards

The fair value of our unvested stock awards is calculated based on the number of shares issued and the closing market price of our common stock on the date of the grant.  The corresponding compensation cost of unvested stock awards is amortized to selling, general, and administrative expense on a straight-line basis over the vesting period of the award, which generally ranges from three to five years.  The following information applies to our unvested stock awards granted to members of the Board of Directors under the Directors’ Plan and to employees through the two quarters ended March 1, 2008:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested stock awards at August 31, 2007	410,670	$3.80
Granted	-	-
Forfeited	-	-
Vested	-	-
Unvested stock awards at March 1, 2008	410,670	$3.80

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of the Company’s common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter and two quarters ended March 1, 2008, a total of 18,128 and 34,027 shares were issued to participants in the ESPP.

Stock Options

The Company has an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the fair market value of the Company’s common stock on the date of grant.  The term, not to exceed ten years, and exercise period of each incentive stock option awarded under the plan are determined by the Compensation Committee of our Board of Directors.

Information related to stock option activity during the two quarters ended March 1, 2008 is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price Per Share
Outstanding at August 31, 2007	2,058,300	$12.72
Granted	-	-
Exercised	(12,500)	1.70
Forfeited	(8,000)	9.69
Outstanding at March 1, 2008	2,037,800	$12.80

Options vested and exercisable at March 1, 2008	2,037,800	$12.80

NOTE 4 – INCOME TAXES

Income Tax Provision

In order to determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which we operate.  Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in our effective tax rates from quarter to quarter.

Our effective tax rate for the two quarters ended March 1, 2008 of approximately 50 percent was higher than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.

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

We adopted the provisions of FIN 48 on September 1, 2007.  The amount of gross unrecognized tax benefits at September 1, 2007 totaled $4.3 million, of which $3.1 million would affect our effective tax rate, if recognized.  The gross unrecognized tax benefit includes $2.9 million related to individual states’ net operating loss carryforwards.  The Company has determined that all material temporary differences, except for certain states’ net operating loss carryforwards, can be fully recognized for FIN 48 purposes.  At the date of adoption, we had approximately $0.2 million of accrued interest and penalties related to uncertain tax positions.  Based upon guidance in FIN 48, interest and penalties related to uncertain tax positions are now recognized as components of income tax expense.  The amount of our unrecognized tax benefits did not change significantly during the two quarters ended March 1, 2008.

Prior to the adoption of FIN 48, the reserve for uncertain tax positions was classified as a component of income taxes payable in our consolidated balance sheets.  Consistent with the guidance found in FIN 48, our unrecognized income tax benefits related to net operating loss carryforwards now reduce the related deferred income tax asset and have the effect of increasing our net deferred income tax liability.  All other unrecognized income tax benefits, which totaled $0.7 million, were reclassified as other long-term liabilities in our consolidated balance sheets.

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

2000-2007	Canada
2002-2007	Japan, Mexico, United Kingdom
2003-2007	United States – state and local income taxes
2004-2007	United States – federal income tax

NOTE 5 – COMPREHENSIVE INCOME

Comprehensive income is based on net income and includes charges and credits to equity accounts that were not the result of transactions with shareholders.  Comprehensive income for the Company was calculated as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Net income	$3,082	$4,714	$5,141	$6,129
Other comprehensive income (loss) items, net of tax:
Foreign currency translation adjustments	291	(80)	540	16
Comprehensive income	$3,373	$4,634	$5,681	$6,145

NOTE 6 – EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate.  Due to modifications to our management stock loan program, we determined that the shares of management stock loan participants that were placed in the escrow account are participating securities as defined by Emerging Issues Task Force (EITF) Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, because they continue to have equivalent common stock dividend rights.  Accordingly, these management stock loan shares are included in our basic EPS calculation during periods of net income and excluded from the basic EPS calculation in periods of net loss.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Two Quarters Ended
	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Numerator for basic and diluted earnings per share:
Net income	$3,082	$4,714	$5,141	$6,129
Preferred stock dividends	-	(934)	-	(1,867)
Net income available to common shareholders	$3,082	$3,780	$5,141	$4,262

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding(1)	19,510	19,589	19,495	19,750
Effect of dilutive securities:
Stock options	6	24	8	29
Unvested stock awards	289	257	279	252
Common stock warrants(2)	-	-	-	-
Diluted weighted average shares outstanding	19,805	19,870	19,782	20,031

Basic and diluted EPS:
Basic EPS	$.16	$.19	$.26	$.22
Diluted EPS	$.16	$.19	$.26	$.21

(1)
Since the Company recognized net income for the quarter and two quarters ended March 1, 2008, basic weighted average shares for those periods include 3.5 million shares of common stock held by management stock loan participants that were placed in escrow.

(2)	For the periods presented, the conversion of 6.2 million common stock warrants is not assumed because such conversion would be anti-dilutive.
At March 1, 2008 and March 3, 2007, we had approximately 1.9 million and 2.0 million stock options outstanding which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common shares for the respective periods.  Although these shares were not included in our calculation of diluted EPS, these stock options, and other dilutive securities, may have a dilutive effect on the Company’s EPS calculation in future periods if the price of our common stock increases.

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

The Company’s chief operating decision maker is the Chief Executive Officer (CEO), and each of the segments has a president who reports directly to the CEO.  The primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (EBITDA), which may not be calculated as similarly titled amounts calculated by other companies.  For segment reporting purposes, our consolidated EBITDA can be calculated as our income from operations excluding depreciation and amortization charges.

In the normal course of business, the Company may make structural and cost allocation revisions to its segment information to reflect new reporting responsibilities within the organization.  During fiscal 2008, we transferred our public programs operations from CSBU to OSBU and made other less significant organizational changes.  All prior period segment information has been revised to conform to the most recent classifications and organizational changes.  The Company accounts for its segment information on the same basis as the accompanying condensed consolidated financial statements.

SEGMENT INFORMATION
(in thousands)
Quarter Ended March 1, 2008	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization
Consumer Solutions Business Unit:
Retail	$17,628	$11,072	$3,815	$265	$-
Consumer direct	13,574	7,700	5,776	67	-
Wholesale	2,921	1,554	1,419	-	-
CSBU International	2,902	1,514	625	8	-
Other CSBU	1,276	239	(6,586)	101	-
Total CSBU	38,301	22,079	5,049	441	-

Organizational Solutions Business Unit:
Domestic	21,662	13,743	1,107	586	899
International	15,164	10,866	4,646	40	2
Total OSBU	36,826	24,609	5,753	626	901
Total operating segments	75,127	46,688	10,802	1,067	901
Corporate and eliminations	-	-	(1,766)	283	-
Consolidated	$75,127	$46,688	$9,036	$1,350	$901

Quarter Ended March 3, 2007
Consumer Solutions Business Unit:
Retail	$19,265	$11,861	$4,673	$186	$-
Consumer direct	14,574	8,381	6,252	50	-
Wholesale	3,581	1,932	1,747	-	-
CSBU International	2,643	1,608	709	-	-
Other CSBU	1,565	393	(5,421)	533	-
Total CSBU	41,628	24,175	7,960	769	-

Organizational Solutions Business Unit:
Domestic	21,819	13,896	2,059	155	900
International	13,429	9,118	3,030	204	-
Total OSBU	35,248	23,014	5,089	359	900
Total operating segments	76,876	47,189	13,049	1,128	900
Corporate and eliminations	-	-	(2,526)	238	-
Consolidated	$76,876	$47,189	$10,523	$1,366	$900

Two Quarters Ended March 1, 2008
Consumer Solutions Business Unit:
Retail	$30,762	$18,790	$4,667	$480	$-
Consumer direct	28,386	16,709	12,715	122	-
Wholesale	7,181	4,009	3,714	-	-
CSBU International	5,574	3,071	1,285	33	-
Other CSBU	2,441	429	(13,546)	390	-
Total CSBU	74,344	43,008	8,835	1,025	-

Organizational Solutions Business Unit:
Domestic	43,325	27,454	1,362	819	1,798
International	31,033	22,172	9,371	227	2
Total OSBU	74,358	49,626	10,733	1,046	1,800
Total operating segments	148,702	92,634	19,568	2,071	1,800
Corporate and eliminations	-	-	(3,358)	476	-
Consolidated	$148,702	$92,634	$16,210	$2,547	$1,800

Two Quarters Ended March 3, 2007
Consumer Solutions Business Unit:
Retail	$33,392	$20,260	$5,909	$377	$-
Consumer direct	30,784	18,231	13,980	70	-
Wholesale	8,158	4,710	4,409	-	-
CSBU International	5,029	3,093	1,195	-	-
Other CSBU	2,837	112	(13,531)	792	-
Total CSBU	80,200	46,406	11,962	1,239	-

Organizational Solutions Business Unit:
Domestic	43,288	27,770	3,295	269	1,802
International	28,917	19,410	6,217	409	-
Total OSBU	72,205	47,180	9,512	678	1,802
Total operating segments	152,405	93,586	21,474	1,917	1,802
Corporate and eliminations	-	-	(5,402)	486	-
Consolidated	$152,405	$93,586	$16,072	$2,403	$1,802

A reconciliation of operating segment EBITDA to consolidated income before taxes is provided below (in thousands):

	Quarter Ended		Two Quarters Ended
	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Reportable segment EBITDA	$10,802	$13,049	$19,568	$21,474
Corporate expenses	(1,766)	(2,526)	(3,358)	(5,402)
Consolidated EBITDA	9,036	10,523	16,210	16,072
Gain on sale of manufacturing facility	-	1,227	-	1,227
Depreciation	(1,350)	(1,366)	(2,547)	(2,403)
Amortization	(901)	(900)	(1,800)	(1,802)
Income from operations	6,785	9,484	11,863	13,094
Interest income	15	357	24	557
Interest expense	(761)	(675)	(1,672)	(1,336)
Income before provision for income taxes	$6,039	$9,166	$10,215	$12,315

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Overview

Our second fiscal quarter, which includes the months of December, January, and February, has historically reflected strong product sales, primarily from seasonal holiday shopping, and generally good training and consulting service sales.  For the quarter ended March 1, 2008, our income from operations decreased to $6.8 million compared to $9.5 million for the same quarter of fiscal 2007, which includes a $1.2 million gain from the sale of a manufacturing facility.  Our income before provision for income taxes also declined to $6.0 million compared to $9.2 million in the prior year and net income available to common shareholders decreased to $3.1 million compared to $3.8 million in fiscal 2007.

The primary factors that influenced our operating results during the quarter ended March 1, 2008 were as follows:

•
Sales – Our consolidated sales declined $1.7 million, which was the result of a $4.0 million decrease in product sales that was partially offset by increased training and consulting services sales.  Product sales declined primarily due to reduced retail sales, consumer direct sales, and wholesale sales compared to the prior year.  Training and consulting services sales increased primarily due to increased sales from our international operations.

•
Gross Profit – Our consolidated gross profit totaled $46.7 million for the quarter ended March 1, 2008 compared to $47.2 million for the same quarter in fiscal 2007.  The decrease was primarily due to decreased product sales during fiscal 2008 compared to the prior year.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, increased to 62.1 percent of sales compared to 61.4 percent in fiscal 2007.  The increase in gross margin percentage was primarily attributable to the continuing shift toward increased training and consulting sales, which generally have higher margins than our product sales.  Training and consulting service sales increased to 45 percent of total sales in the quarter ended March 1, 2008 compared to 41 percent in the same quarter of the prior year.

•
Operating Costs – Our operating costs increased by $1.0 million compared to the prior year (not including the impact of a gain on the sale of our printing facility in fiscal 2007), which was primarily the result of increased selling, general, and administrative expenses as depreciation expense and amortization expense from our definite-lived intangible assets did not differ appreciably from the prior year.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended March 1, 2008 Compared to the Quarter Ended March 3, 2007

Sales

The following table sets forth sales data by category and for our operating segments (in thousands):

	Quarter Ended			Two Quarters Ended
	March 1, 2008	March 3, 2007	Percent Change	March 1, 2008	March 3, 2007	Percent Change
Sales by Category:
Products	$41,299	$45,283	(9)	$80,675	$87,391	(8)
Training and consulting services	33,828	31,593	7	68,027	65,014	5
	$75,127	$76,876	(2)	$148,702	$152,405	(2)

Consumer Solutions Business Unit:
Retail Stores	$17,628	$19,265	(8)	$30,762	$33,392	(8)
Consumer Direct	13,574	14,574	(7)	28,386	30,784	(8)
Wholesale	2,921	3,581	(18)	7,181	8,158	(12)
CSBU International	2,902	2,643	10	5,574	5,029	11
Other CSBU	1,276	1,565	(18)	2,441	2,837	(14)
	38,301	41,628	(8)	74,344	80,200	(7)
Organizational Solutions Business Unit:
Domestic	21,662	21,819	(1)	43,325	43,288	-
International	15,164	13,429	13	31,033	28,917	7
	36,826	35,248	4	74,358	72,205	3
Total Sales	$75,127	$76,876	(2)	$148,702	$152,405	(2)

Product Sales – Consolidated product sales, which primarily consists of planners, binders, totes, software and related accessories that are primarily sold through our Consumer Solutions Business Unit (CSBU) channels, declined $4.0 million compared to the prior year.  Our product sales, primarily in retail stores and through our consumer direct channels, have declined in recent periods and this trend may continue in future periods.  We also believe that the product sales declines in the quarter March 1, 2008 were worsened by deteriorating economic conditions in the United States, which generally reduced consumer spending during the 2007 holiday season.  The decline in overall product sales during the quarter ended March 1, 2008 was primarily due to the following performance in our CSBU channels:

•
Retail Stores – The decline in retail sales was primarily due to reduced traffic in our retail locations, a significant increase in the number of wholesale outlets that sell our products and compete directly against Company-owned retail stores, reduced demand for technology and related products, and fewer store locations, which had a $0.3 million impact on retail sales.  Our retail store traffic, or the number of consumers entering our retail locations, declined by approximately 18 percent compared to the second quarter of fiscal 2007 and resulted in decreased sales of “core” products (e.g. planners, binders, totes, and accessories) compared to the prior year.  Due to declining demand for electronic handheld planning products, during late fiscal 2007 we decided to exit the low-margin handheld device and related electronics accessories business, which reduced retail sales by $0.4 million compared to the prior year.  These factors combined to produce a 6 percent decline in year-over-year comparable store (stores which were open during the comparable periods) sales versus the second quarter of fiscal 2007.  We closed nine retail locations late in the quarter ended March 1, 2008 and were operating 78 domestic retail locations at March 1, 2008 compared to 87 locations at March 3, 2007.  Based upon our continuing analyses of retail store performance we may close additional retail stores and continue to recognize decreased sales in future periods as a result of closing store locations.

•
Consumer Direct – Sales through our consumer direct channels (primarily eCommerce and call center) decreased $1.0 million, primarily due to a decline in the number of customers visiting our website and a decline in the number of orders that are being processed through the call center.  Visits to our website decreased from the prior year by approximately 13 percent.  Declining consumer orders through the call center continues a long-term trend and decreased by approximately 11 percent compared to the prior year, which we believe is partially the result of a transition of customers to our other product channels.

•
Wholesale – Sales through our wholesale channel, which includes sales to office superstores and other retail chains, decreased $0.7 million primarily due to the transition of a portion of our wholesale business to a new distributor and the timing of sales as the new distributor builds inventories.  We anticipate an increase in our wholesale sales during the last two quarters of fiscal 2008 compared to the prior year as the transition to the new wholesale partner is completed.

•
CSBU International – This channel includes the product sales of our directly owned international offices in Canada, the United Kingdom, Mexico, and Australia.  Sales increased $0.3 million primarily due to increased demand for our products in these countries during the quarter ended March 1, 2008.

•
Other CSBU – Other CSBU sales consist primarily of domestic printing and publishing sales and building sublease revenues.  The decrease in other CSBU sales was primarily due to a $0.4 million decrease in external printing sales compared to the prior year.  The decrease in external printing sales was primarily due to reduced demand for these products.

Training and Consulting Services – We offer a variety of training courses, training related products, and consulting services focused on leadership, productivity, strategy execution, sales force performance, and effective communications that are provided both domestically and internationally through the Organizational Solutions Business Unit (OSBU).  Our consolidated training and consulting service sales increased $2.2 million compared to the prior year and maintained the favorable momentum in training and consulting sales that began in prior periods.  Training and consulting service sales performance during the quarter ended March 1, 2008 was primarily influenced by the following factors in our OSBU divisions:

•
Domestic – Our domestic division includes sales from our five geographic and two vertical direct sales offices, public programs, the sales performance group, book and audio channels, and various other sources.  Domestic division sales decreased by $0.2 million, primarily due to decreased sales performance group revenues and lower book royalty income.  The domestic sales performance during the quarter was also reflective of the successful launch of the Company's new leadership offering during the second quarter of fiscal 2007, which had a favorable impact on domestic training and consulting sales.  Book royalties decreased due to a reduction in the number of new publications that were launched in fiscal 2008.  We launched several new publications during fiscal 2007, including the best-selling The 6 Most Important Decisions You’ll Ever Make.  Partially offsetting these declines were increased sales at our domestic direct sales offices.

Sales in our direct sales offices continue to improve as a result of continued acceptance of our core product offerings, which includes The Seven Habits of Highly Effective People, Leadership: Great Leaders, Great Teams, Great Results, and The 4 Disciplines of Execution programs.  As a result, sales from our direct sales offices increased four percent over the prior year.  Sales performance from our consultant-lead programs increased 12 percent, reflecting an increase in both the number of days given and the average revenue per day.  Facilitated training sales were flat compared to the prior year as the prior year sales were favorably impacted by the release of our new leadership program.  Our outlook for the remainder of fiscal 2008 continues to be strong as we continue to hire and train new sales people.  The current number of training days we have scheduled to be delivered in the third and fourth quarters have increased 15 percent compared to the number of days we had scheduled at this time in the prior year.  We believe that the introduction of new programs and refreshed existing programs will continue to have a favorable impact on training and consulting service sales in future periods, including the release of our Leadership Modular series and Leading at the Speed of Trust program, which are scheduled to launch in the third quarter of fiscal 2008.

•
International – International sales increased $1.7 million compared to the same quarter of fiscal 2007.  Sales increased over the prior year at our directly owned foreign offices located in Japan, United Kingdom, Canada, and Australia, as well as from licensee royalty revenues.  Partially offsetting these increases was the elimination of sales from our wholly owned subsidiary in Brazil and our training operations located in Mexico.  We sold these operations to external licensees during fiscal 2007 and we now receive royalty revenue from their operations based upon gross sales.  The conversion of these operations to licensees had a $1.0 million unfavorable impact on our international sales, but the conversion of these entities improved our income from their operations during the quarter.  The translation of foreign sales to United States dollars resulted in a $1.0 million favorable impact to our consolidated sales as foreign currencies strengthened against the United States dollar during the quarter ended March 1, 2008.

Gross Profit

Gross profit consists of net sales less the cost of goods sold or the cost of services provided.  Our consolidated gross profit totaled $46.7 million for the quarter ended March 1, 2008 compared to $47.2 million in fiscal 2007.  The decrease was primarily due to decreased product sales during fiscal 2008 compared to the prior year.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, increased to 62.1 percent of sales compared to 61.4 percent in fiscal 2007.  The slight increase in gross margin percentage was primarily attributable to the continuing shift toward increased training and consulting sales, which generally have higher margins than our product sales.  Training and consulting service sales increased to 45 percent of total sales in the quarter ended March 1, 2008 compared to 41 percent in the same quarter of the prior year.

Our gross margin on product sales remained relatively consistent at 57.0 percent of sales compared to 57.1 percent in fiscal 2007.

For the quarter ended March 1, 2008, our training and consulting services gross margin was 68.5 percent compared to 67.6 percent in the prior year.  The improvement was primarily attributable to continued improvements in gross margin percentage at our international offices and increasing licensee royalty revenues, which have virtually no corresponding cost of sales.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses increased $1.0 million, or three percent, compared to the prior year (excluding the gain on the sale of a manufacturing facility in the second quarter of fiscal 2007).  The increase in SG&A expenses was primarily due to 1) increased compensation costs totaling $0.8 million that were primarily generated by additional OSBU sales personnel; 2) increased promotional costs totaling $0.7 million resulting from a change in the timing of catalog mailings and our overall catalog strategy, which concentrated a greater amount of catalog costs in the second quarter of fiscal 2008; 3) increased bad debt expense of $0.4 million resulting primarily from the prior year adjustment of our bad debt reserve, which produced a benefit in fiscal 2007 that did not occur in fiscal 2008; and 4) increased legal fees totaling $0.3 million incurred primarily for ongoing litigation.  These increased SG&A costs were partially offset by the sale of our subsidiary in Brazil and the training and consulting operations of our subsidiary in Mexico and by reduced SG&A costs in various other areas of the Company’s operations.  During the fourth quarter of fiscal 2007, we completed the sales and conversions of our subsidiary in Brazil and our training operations in Mexico to licensee operations.  The conversion of these operations to licensees reduced our SG&A expenses by $0.8 million compared to the prior year.

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

Depreciation – Depreciation expense remained consistent with the prior year at $1.4 million.  Our depreciation expense for the quarter ended March 1, 2008 included an impairment charge totaling $0.3 million for software that did not function as anticipated and was written off during the quarter.  Depreciation expense in the prior year included an impairment charge totaling $0.3 million that we recorded to reduce the carrying value of one of our printing presses to be sold to its anticipated sale price.  Based upon anticipated capital spending in fiscal 2008 and purchases in prior years, we anticipate that total depreciation expense in fiscal 2008 will approximate fiscal 2007 expense.

Income Taxes

Our income tax provision for the quarter ended March 1, 2008 decreased to $3.0 million, compared to $4.5 million in the same quarter of the prior year.  The decrease in our income tax provision was primarily due to reduced pre-tax income.  Our effective tax rate for the quarter ended March 1, 2008 of approximately 49 percent was higher than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.

Preferred Dividends

Due to the redemption of all remaining shares of Series A preferred stock in the third quarter of fiscal 2007, our preferred dividend obligation decreased $0.9 million compared to the prior year.

Two Quarters Ended March 1, 2008 Compared to the Two Quarters Ended March 3, 2007

Sales

Product Sales – Our consolidated product sales, which are primarily generated by our CSBU channels, declined $6.7 million compared to the prior year.  Our product sales have declined in recent periods, primarily through our retail store and consumer direct channels, and this trend may continue in future periods.  We also believe that the product sales declines during the first two quarters of fiscal 2008 were worsened by deteriorating economic conditions in the United States, which generally reduced consumer spending during the 2007 holiday season.  The following is a description of sales performance in our CSBU channels for the two quarters ended March 1, 2008:

•
Retail Stores – The decline in retail sales was primarily due to reduced traffic in our retail locations, a significant increase in the number of wholesale outlets that sell our products and compete directly against Company-owned retail stores, reduced demand for technology and related products, and fewer store locations, which had a $0.5 million impact on retail sales.  Our retail store traffic declined by approximately 19 percent compared to the first two quarters of fiscal 2007 and resulted in decreased sales of “core” products compared to the prior year.  Due to declining demand for electronic handheld planning products, during late fiscal 2007 we decided to exit the low-margin handheld device and related electronics accessories business, which reduced retail sales by $0.6 million compared to the prior year.  These factors combined to produce a 7 percent decline in year-over-year comparable store sales versus the prior year.

•
Consumer Direct – Sales through our consumer direct channels decreased $2.4 million, primarily due to a decline in the number of customers visiting our website and a decline in the number of orders that are being processed through our call center.  Website visits decreased by 10 percent compared to the prior year and declining customer orders through the call center continues a long-term trend and decreased by 11 percent, which we believe is partially due to consumers transitioning to our other product channels.

•
Wholesale – Sales through our wholesale channel, which includes sales to office superstores and other retail chains, decreased $1.0 million primarily due to the transition of a portion of our wholesale business to a new wholesale distribution partner.  We anticipate an increase in our wholesale sales during the last two quarters of fiscal 2008 compared to the prior year as the transition to the new wholesale partner is completed.

•
CSBU International – This channel includes the product sales of our directly owned international offices in Canada, the United Kingdom, Mexico, and Australia.  Sales performance through these channels increased $0.5 million compared with the prior year primarily due to increased demand for products in certain countries.

•	Other CSBU – The $0.4 million decrease in other CSBU sales was primarily due to decreased external printing sales that occurred during the second quarter of fiscal 2008.

Training and Consulting Services – Our consolidated training and consulting service sales increased $3.0 million compared to the prior year.  Training and consulting service sales performance during the first two quarters of fiscal 2007 was influenced by the following performance and trends in the OSBU divisions:

•
Domestic – Our domestic training sales were flat compared to the two quarters ended March 3, 2007.  Sales performance through our direct sales offices continue to improve as a result of continued acceptance of our core product offerings, which includes The Seven Habits of Highly Effective People, Leadership: Great Leaders, Great Teams, Great Results, and The 4 Disciplines of Execution.  However, these increases were offset by decreased sales performance group revenues and decreased book royalties.  Our current outlook for the remainder of fiscal 2008 continues to be strong and current training days booked has increased compared to the prior year.

•
International – International sales increased $2.1 million compared to the first two quarters of fiscal 2007.  Sales increased over the prior year at all of our directly owned foreign offices as well as from licensee royalty revenues.  Partially offsetting these increases was the elimination of sales from our wholly owned subsidiary in Brazil and our training operations located in Mexico.  We sold these operations to external licensees during fiscal 2007 and we now receive royalty revenue from their operations based upon gross sales.  The conversion of these operations to licensees had a $2.3 million unfavorable impact on our international sales but improved our income from these operations compared to the prior year.  The translation of foreign sales to United States dollars had a $1.9 million favorable impact on our consolidated sales as foreign currencies strengthened against the United States dollar during the two quarters ended March 1, 2008.

Gross Profit

For the two quarters ended March 1, 2008, our consolidated gross profit decreased to $92.6 million compared to $93.6 million in fiscal 2007.  The decrease was primarily attributable to decreased product sales during fiscal 2008 compared to the prior year.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, increased to 62.3 percent of sales compared to 61.4 percent in the first two quarters of fiscal 2007.  The slight increase in gross margin percentage was primarily attributable to the continuing shift toward increased training and consulting sales, which generally have higher margins than our product sales.  Training and consulting service sales increased to 46 percent of total sales for the two quarters ended March 1, 2008 compared to 43 percent in the prior year.

Our gross margin on product sales remained relatively consistent at 57.0 percent of sales compared to 56.6 percent in the prior year.

During the first two quarters of fiscal 2008, our training and consulting services gross margin was 68.6 percent compared to 67.8 percent in the prior year.  The improvement was primarily attributable to improved gross margins at our international offices and increasing licensee royalty revenues, which have virtually no corresponding cost of sales.

Operating Expenses

Selling, General and Administrative – Consolidated SG&A expenses decreased $1.1 million, or 1 percent, compared to the prior year (excluding the gain on the sale of a manufacturing facility in the second quarter of fiscal 2007).  The decrease in SG&A expenses was primarily due to 1) the fiscal 2007 sale of our subsidiary in Brazil and the training and consulting operations of our subsidiary in Mexico, which reduced SG&A expenses by $1.9 million; 2) a $1.1 million decrease in share-based compensation primarily due to the determination that no shares will be awarded under our fiscal 2006 long-term incentive plan and the corresponding reversal of share-based compensation expense during the quarter ended December 1, 2007; and 3) a $0.5 million decrease in audit and related consulting costs primarily resulting from improved processes and procedures combined with revised internal control testing standards.  These decreases were partially offset by increased compensation expenses for additional OSBU sales personnel, which totaled $1.2 million, increased legal expenses for ongoing litigation, and increases in various other areas of the Company.

Gain on Sale of Manufacturing Facility – In August 2006, we initiated a project to reconfigure our printing operations to improve our printing services’ efficiency, reduce operating costs, and improve our printing services’ flexibility to potentially increase external printing service sales.  Our reconfiguration plan included the sale of our manufacturing facility and certain printing presses.  During the quarter ended March 3, 2007, we completed the sale of the manufacturing facility and recorded a gain on the sale for $1.2 million.  For further information on the sale of the manufacturing facility, refer to the discussion regarding this transaction in the comparison of the quarter ended March 1, 2008 to the quarter ended March 3, 2007.

Depreciation and Amortization – Depreciation expense increased to $2.5 million compared to $2.4 million in fiscal 2007.  Our depreciation expense for the two quarters ended March 1, 2008 included an impairment charge totaling $0.3 million for software that did not function as anticipated and was written off.  Depreciation expense in the prior year also included an impairment charge totaling $0.3 million that we recorded to reduce the carrying value of one of our printing presses to be sold to its anticipated sale price.  Based upon anticipated capital spending in fiscal 2008 and purchases in prior years, we anticipate that total depreciation expense in fiscal 2008 will approximate fiscal 2007 depreciation expense.

Amortization expense from definite-lived intangible assets totaled $1.8 million for the two quarters ended March 1, 2008 and March 3, 2007.  We currently expect that intangible asset amortization expense will total $3.6 million in fiscal 2008.

Income Taxes

Our income tax provision for the two quarters ended March 1, 2008 totaled $5.1 million compared to $6.2 million for the first two quarters of fiscal 2007.  The decrease in our income tax provision was primarily due to reduced pre-tax income.  Our effective tax rate for the two quarters ended March 1, 2008 of approximately 50 percent was higher than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.

The adoption of FIN 48 during our first quarter of fiscal 2008 did not have a material impact on our income tax provision.

Preferred Stock Dividends

Due to the redemption of all remaining shares of Series A preferred stock in the third quarter of fiscal 2007, our preferred dividend obligation decreased $1.9 million compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At March 1, 2008 we had $5.3 million of cash and cash equivalents compared to $6.1 million at August 31, 2007 and our net working capital (current assets less current liabilities) increased to $21.3 million at March 1, 2008 compared to $8.9 million at August 31, 2007.  The increase in working capital was primarily due to reduced line of credit borrowing at March 1, 2008.  During fiscal 2007, we used substantially all of our cash on hand combined with proceeds from a line of credit to redeem all of our remaining preferred stock at its liquidation preference of $25 per share plus accrued dividends.  Although we have incurred additional interest expense from line of credit borrowings, we believe that the redemption of our remaining preferred stock and elimination of the corresponding 10.0 percent dividend obligation will continue to improve our cash flows and reported results of operations in future periods.

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

In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including: (i) a funded debt to earnings ratio; (ii) a fixed charge coverage ratio; (iii) a limitation on annual capital expenditures; and (iv) a defined amount of minimum net worth.  In the event of noncompliance with these financial covenants and other defined events of default, the lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit.  During the quarter ended March 1, 2008, we believe that we were in compliance with the terms and financial covenants of our credit facilities.  At March 1, 2008, we had $4.3 million outstanding on the line of credit, which was classified as a current liability on our condensed consolidated balance sheets.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the two quarters ended March 1, 2008.

Cash Flows From Operating Activities

Our cash provided by operating activities totaled $14.4 million for the two quarters ended March 1, 2008 compared to $8.8 million during the same period of the prior year.  Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses.  Cash provided by or used for changes in working capital during the two quarters ended March 1, 2008 was primarily related to 1) decreased inventory balances resulting from the sale of goods during our seasonally busy months of December and January; 2) increased accounts receivable balances resulting from improved OSBU sales; and 3) payments to reduce accounts payable and accrued liabilities from seasonally high balances at August 31.  We believe that our continued efforts to optimize working capital balances, combined with existing and planned sales growth programs and cost-reduction initiatives, will improve our cash flows from operating activities in future periods.  However, the success of these efforts, and their eventual contribution to our cash flows, is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

Net cash used for investing activities totaled $2.8 million for the two quarters ended March 1, 2008.  Our primary uses of cash for investing activities were the purchase of property and equipment and additional spending on curriculum development.  Our purchases of property and equipment, which totaled $2.3 million, consisted primarily of computer hardware, computer software, and leasehold improvements.  During the first two quarters of fiscal 2008, we spent $1.6 million for further investment in the development of various programs and curriculum.  Partially offsetting these uses of cash was the receipt of $1.0 million on notes receivable from the sales of our subsidiary in Brazil and our training operations in Mexico, which were completed at August 31, 2007 through the use of notes receivable financing.

Cash Flows From Financing Activities

Net cash used for financing activities during the two quarters ended March 1, 2008 totaled $11.8 million, which primarily consisted of payments on our line of credit and other debt obligations.  During the two quarters ended March 1, 2008 we used substantially all of our available cash to reduce our line of credit borrowings from $16.0 million at August 31, 2007 to $4.3 million at March 1, 2008.  For a period during the quarter ended March 1, 2008, we had repaid all amounts outstanding on our line of credit facility.

Sources of Liquidity

Going forward, we will continue to incur costs necessary for the operation and potential growth of the business.  We anticipate using cash on hand, cash provided by the sale of goods and services to our clients on the condition that we can continue to generate positive cash flows from operating activities, proceeds from our line of credit, and other financing alternatives, if necessary, for these expenditures.  We anticipate that our existing capital resources should be adequate to enable us to maintain our operations for at least the upcoming twelve months.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, our ability to contain costs, purchases of our common stock, levels of capital expenditures, collection of accounts receivable, and other factors.  Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance that such financing alternatives will be available to us on acceptable terms.

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

The following items require significant judgment and often involve complex estimates:

Revenue Recognition

We derive revenues primarily from the following sources:

•	Products – We sell planners, binders, planner accessories, handheld electronic devices, and other related products that are mainly sold through our CSBU channels.

•	Training and Consulting Services – We provide training and consulting services to both organizations and individuals in leadership, productivity, strategic execution, goal alignment,

sales force performance, and communication effectiveness skills.  These training programs and services are principally sold through our OSBU channels.

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

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services.  In accordance with Emerging Issues Task Force (EITF) Issue   00-21, Accounting for Revenue Arrangements with Multiple Deliverables, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the sales contract meet the following criteria: 1) the delivered training or product has value to the client on a standalone basis; 2) there is objective and reliable evidence of the fair value of undelivered items; and 3) delivery of any undelivered item is probable.  The overall contract consideration is allocated among the separate units of accounting based upon their fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions.  If the fair value of all undelivered elements exits, but fair value does not exist for one or more delivered elements, the residual method is used.  Under the residual method, the amount of consideration allocated to the delivered items equals the total contract consideration less the aggregate fair value of the undelivered items.  Fair value of the undelivered items is based upon the normal pricing practices for the Company’s existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

Revenue is recognized on software sales in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-09.  Statement 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products and support to be allocated to each element based on the relative fair value of the elements based on vendor specific objective evidence (VSOE).  The majority of the Company’s software sales have elements, including a license and post-contract customer support (PCS).  Currently the Company does not have VSOE for either the license or support elements of its software sales.  Accordingly, revenue is deferred until the only undelivered element is PCS and the total arrangement fee is recognized ratably over the support period.

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned operation.  Licensee companies are unrelated entities that have been granted a license to translate our content and curriculum, adapt the content and curriculum to the local culture, and sell our training seminars and products in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of the licensee’s sales.  The Company recognizes royalty income each period based upon the sales information reported to us from the licensees.

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

The Compensation Committee initially granted awards for 378,665 shares (the Target Award) of common stock under the LTIP during fiscal 2006.  However, based upon actual financial performance through December 1, 2007 and estimated performance through the remaining service period of the fiscal 2006 LTIP grant, the Company determined that no shares of common stock would be awarded under the terms of the fiscal 2006 LTIP grant.  We expect that our anticipated sales growth in training and consulting sales will be insufficient to offset forecast product sales declines, which were revised using actual product sales levels late in our first fiscal quarter and early second fiscal quarter, and the impact of eliminated sales resulting from the disposal and conversion of our subsidiary in Brazil and our training operations in Mexico to licensees.  Although we expect sufficient levels of cumulative operating income to be recognized for the fiscal 2006 award, anticipated sales growth was below the minimum 7.5 percent threshold for shares to be awarded under the plan (refer to the table below).  As a result of this determination, we recorded a cumulative adjustment in the quarter ended December 1, 2007 that reduced our selling, general, and administrative expenses by $0.7 million and no compensation expense was recognized from the fiscal 2006 LTIP award during the quarter ended March 1, 2008.

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

Based upon evaluations of the fiscal 2007 LTIP through March 1, 2008, we currently estimate that 227,535 shares, or 53 percent of the original target award, will be awarded under the terms of the fiscal 2007 LTIP grant.  We have recorded cumulative adjustments to reduce operating expenses by $0.3 million during the two quarters ended March 1, 2008 to reflect the revision to the estimated shares to be awarded.  At March 1, 2008, there was $0.7 million of estimated unrecognized compensation expense remaining on the fiscal 2007 LTIP award.

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

We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model.  However, the Company did not grant any stock options during the quarter or two quarters ended March 1, 2008 or the fiscal years ended August 31, 2007 and 2006, and we did not have any remaining unrecognized compensation expense associated with unvested stock options at March 1, 2008.

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in the existing accounts receivable balance.  We determine the allowance for doubtful accounts based upon historical write-off experience and current economic conditions and we review the adequacy of our allowance for doubtful accounts on a regular basis.  Receivable balances over 90 days past due, which exceed a specified dollar amount, are reviewed individually for collectibility.  Account balances are charged off against the allowance after all means of collection have been exhausted and the probability for recovery is considered remote.  We do not have any off-balance sheet credit exposure related to our customers.

Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectibility of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectibility assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions are then based upon the comparison, which may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at March 1, 2008 would reduce our reported income from operations by approximately $0.1 million.

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

Our inventory loss reserve calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory reserves methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have a materially adverse impact upon our financial position and results of operations.  For instance, a 10 percent increase in our inventory loss reserves at March 1, 2008 would reduce our income from operations by approximately $0.4 million.

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

Our impairment evaluation calculations contain uncertainties because they require us to make assumptions and apply judgment in order to estimate future cash flows, forecast the useful lives of the assets, and select a discount rate that reflects the risk inherent in future cash flows.  Although we have not made any material changes to our long-lived assets impairment assessment methodology during the past three years, if forecasts and assumptions used to support the carrying value of our long-lived tangible and definite-lived intangible assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.  During the quarter and two quarters ended March 1, 2008, there were no events or circumstances that we believe indicated a possible material impairment of our long-lived assets.

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

NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measures – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measures.  This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements.  Statement No. 157 only applies to fair-value measurements that are already required or permitted by other accounting standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  This statement is effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007, and will thus be effective for the Company in fiscal 2009.  Subsequent to the issuance of SFAS No. 157, the FASB provided for a one-year deferral of certain provisions related to non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.  We have not yet completed our analysis of the impact of SFAS No. 157 on our financial statements.

Fair Value Option for Financial Assets and Financial Liabilities – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115.  Statement No.159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS No. 159 are effective for our fiscal year beginning September 1, 2008 (fiscal 2009).  We have not yet completed our analysis of the impact of SFAS No. 159 on our financial statements.

Business Combinations – In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of SFAS No. 141R and SFAS No. 160 are effective for our fiscal year beginning September 1, 2009.  Although we have not yet completed our analysis of the impact of these provisions, we do not currently anticipate that they will have a material impact upon our financial condition or results of operations.

Derivatives Disclosures – In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  Statement No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  The provisions of SFAS No. 161 are effective for our third quarter of fiscal 2009.  The Company is currently evaluating the impact of the provisions of SFAS No. 161, but due to our limited use of derivative instruments we do not currently anticipate that the provisions of SFAS No. 161 will have a material impact on our financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, internet web casts, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding future product and training sales activity, anticipated expenses, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, expected improvement in our cash flows and reported results of operations as a result of the redemption of our preferred stock, expected improvements in cash flows from operating activities, the adequacy of our existing capital resources, future compliance with the terms and conditions of our line of credit, expected timing of the repayment of our line of credit, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our report on Form 10-K for the fiscal year ended August 31, 2007, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by EDS in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

During the quarter and two quarters ended March 1, 2008 we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies.  Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts.  The gains and losses on these contracts were recorded as a component of SG&A expense in our consolidated income statements and had the following net impact on the periods indicated (in thousands):

	Quarter Ended		Two Quarters Ended
	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Losses on foreign exchange contracts	$(199)	$(64)	$(328)	$(73)
Gains on foreign exchange contracts	-	15	-	33
Net gain (loss) on foreign exchange contracts	$(199)	$(49)	$(328)	$(40)

On March 1, 2008, all of our foreign currency forward contracts were settled.  However, subsequent to March 1, 2008, we entered into new foreign currency forward contracts that will settle near the end of our third fiscal quarter ending May 31, 2008.  The notional amounts of these foreign currency sell contracts that did not qualify for hedge accounting were as follows (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	81,000	$786
Mexican Pesos	7,630	696
Great Britain Pounds	320	652
Australian Dollars	155	141

During the quarter and two quarters ended March 1, 2008, we did not utilize any derivative contracts that qualified for hedge accounting.  However, the Company may utilize net investment hedge contracts or other foreign currency derivatives in future periods as a component of our overall foreign currency risk strategy.

Interest Rate Sensitivity

The Company is exposed to fluctuations in United States interest rates primarily as a result of our line of credit borrowings.  At March 1, 2008, our debt balances consisted primarily of a fixed-rate financing obligation associated with the sale of our corporate headquarters facility, a variable-rate line of credit arrangement, and a variable rate long-term mortgage on certain of our buildings and property.  The addition of the variable-rate line of credit in fiscal 2007 increased our interest rate sensitivity and in the future our overall interest rate sensitivity will be influenced by the amounts borrowed on the line of credit and the prevailing interest rates, which may create additional expense if interest rates increase in future periods.  Accordingly, at March 1, 2008 borrowing levels, a 1 percent increase on our variable rate debt would increase our interest expense over the next year by approximately $0.1 million.

During the quarter ended March 1, 2008 we were not party to any interest rate swap or other interest related derivative instruments that would increase our interest rate sensitivity.

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

PART II.  OTHER INFORMATION

Item 1A.         RISK FACTORS

For information regarding Risk Factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company acquired the following shares of its outstanding securities during the fiscal quarter ended March 1, 2008:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
Common Shares:
December 2, 2007 to January 5, 2008	-		$-	none	$2,413

January 6, 2008 to February 2, 2008	1,549	(2)	7.64	none	2,413

February 3, 2008 to March 1, 2008	-		-	none	2,413	(1)

Total Common Shares	1,549		$7.64	none

(1)
In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock.  All previous authorized common stock purchase plans were canceled.  Following the approval of this common stock purchase plan, we have purchased a total of 1,009,300 shares of our common stock for $7.6 million through March 1, 2008.

(2)	Amount represents shares withheld for statutory taxes from a distribution of common shares from our non-qualified deferred compensation plan.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on Friday, January 18, 2008.  The following represents a summary of each matter voted upon and the corresponding voting results for each item considered by shareholders at the Annual Meeting.

Further information regarding each item can be found in the Company’s definitive Proxy Statement which was filed with the Securities and Exchange Commission on December 14, 2007.

1.
Election of Directors – Three directors were elected for three-year terms that expire at the Annual Meeting of Shareholders to be held following the end of fiscal 2010 or until their successors are elected and qualified.  The number of votes for each nominee for director was as follows:

Name	Votes For	Votes Withheld
Clayton M. Christensen	14,645,105	625,644
E.J. “Jake” Garn	14,606,389	664,360
Donald J. McNamara	14,472,050	798,699

2.
Appointment of Independent Auditors – The shareholders ratified the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending August 31, 2008.  A total of 14,784,667 shares voted in favor of this appointment, 483,384 shares voted against, and 2,698 shares abstained from voting.

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

FRANKLIN COVEY CO.

Date:	April 10, 2008	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer

Date:	April 10, 2008	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer