Form 10-Q
period 2008-05-31
FRANKLIN COVEY CO
filed 2008-07-10
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

   (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended May 31, 2008

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

19,615,444 shares of Common Stock as of July 1, 2008

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	May 31, 2008	August 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,815	$6,126
Accounts receivable, less allowance for doubtful accounts of $777 and $821	24,597	27,239
Inventories	7,034	24,033
Deferred income taxes	3,697	3,635
Prepaid expenses and other assets	4,837	9,070
Assets of operations held for sale (Note 2)	30,754	-
Total current assets	75,734	70,103

Property and equipment, net	25,807	36,063
Intangible assets, net	73,223	75,923
Deferred income taxes	105	101
Other assets	16,934	14,441
	$191,803	$196,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing obligation	$667	$629
Line of credit	8,223	15,999
Accounts payable	8,341	12,190
Income taxes payable	57	2,244
Accrued liabilities	21,145	30,101
Liabilities of operations held for sale (Note 2)	10,415	-
Total current liabilities	48,848	61,163

Long-term debt and financing obligation, less current portion	32,504	32,965
Deferred income tax liabilities	4,455	565
Other liabilities	1,652	1,019
Total liabilities	87,459	95,712

Shareholders’ equity:
Common stock – $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	183,836	185,890
Common stock warrants	7,602	7,602
Retained earnings	23,119	19,489
Accumulated other comprehensive income	2,039	970
Treasury stock at cost, 7,249 and 7,296 shares	(112,956)	(114,385)
Other comprehensive loss held for sale	(649)	-
Total shareholders’ equity	104,344	100,919
	$191,803	$196,631

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended

	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007
	(unaudited)		(unaudited)
Net sales:
Products	$25,197	$30,857	$105,872	$118,248
Training and consulting services	33,864	33,652	101,891	98,666
	59,061	64,509	207,763	216,914
Cost of sales:
Products	11,883	14,619	46,565	52,528
Training and consulting services	11,421	10,254	32,807	31,163
	23,304	24,873	79,372	83,691
Gross profit	35,757	39,636	128,391	133,223

Selling, general, and administrative	34,210	35,287	110,634	112,803
Gain on sale of manufacturing facility	-	-	-	(1,227)
Depreciation	1,497	1,060	4,044	3,463
Amortization	902	906	2,702	2,708
Income (loss) from operations	(852)	2,383	11,011	15,476

Interest income	55	124	78	682
Interest expense	(725)	(867)	(2,396)	(2,203)
Income (loss) before provision for income taxes	(1,522)	1,640	8,693	13,955
Benefit (provision) for income taxes	11	(753)	(5,063)	(6,939)
Net income (loss)	(1,511)	887	3,630	7,016
Preferred stock dividends	-	(348)	-	(2,215)
Net income (loss) available to common shareholders	$(1,511)	$539	$3,630	$4,801

Net income (loss) available to common shareholders per share:
Basic	$(.09)	$.03	$.19	$.24
Diluted	$(.09)	$.03	$.18	$.24

Weighted average number of common shares:
Basic	16,132	19,412	19,542	19,637
Diluted	16,132	19,738	19,815	19,933

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Quarters Ended
	May 31, 2008	June 2, 2007
	(unaudited)
Cash flows from operating activities:
Net income	$3,630	$7,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,699	7,503
Deferred income taxes	3,130	4,824
Loss (gain) on disposals of property and equipment	274	(1,283)
Share-based compensation expense (benefit)	(936)	894
Changes in assets and liabilities:
Increase in accounts receivable, net	(2,031)	(4,408)
Decrease (increase) in inventories	3,033	(2,951)
Decrease in other assets	747	1,236
Decrease in accounts payable and accrued liabilities	(2,884)	(4,357)
Decrease in other long-term liabilities	(81)	(188)
Increase (decrease) in income taxes payable	(775)	411
Net cash provided by operating activities	11,806	8,697

Cash flows from investing activities:
Proceeds on notes receivable from disposals of subsidiaries	1,110	-
Purchases of property and equipment	(2,784)	(7,855)
Curriculum development costs	(2,860)	(4,234)
Proceeds from sales of property and equipment	60	2,596
Net cash used for investing activities	(4,474)	(9,493)

Cash flows from financing activities:
Proceeds from line-of-credit borrowing	61,689	30,429
Payments on line-of-credit borrowing	(69,465)	(12,585)
Redemption of preferred stock	-	(37,345)
Principal payments on long-term debt and financing obligation	(478)	(402)
Proceeds from sales of common stock from treasury	311	206
Proceeds from management stock loan payments	-	27
Purchases of treasury shares	-	(2,561)
Payment of preferred stock dividends	-	(2,215)
Net cash used for financing activities	(7,943)	(24,446)

Effect of foreign exchange rates on cash and cash equivalents	(662)	(175)
Net decrease in cash and cash equivalents	(1,273)	(25,417)
Cash and cash equivalents at beginning of the period	6,126	30,587
Cash and cash equivalents at end of the period	$4,853	$5,170

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,475	$2,048
Cash paid for income taxes	$3,117	$1,804

Non-cash investing and financing activities:
Acquisition of property and equipment through accounts payable	$1,060	-

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments, except as discussed in Note 2) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that ended on December 1, 2007, March 1, 2008, and May 31, 2008 during fiscal 2008.  Under the modified 52/53-week fiscal year, the quarter ended May 31, 2008 had the same number of business days as the quarter ended June 2, 2007 and the three quarters ended May 31, 2008 had one less business day than the three quarters ended June 2, 2007.

The results of operations for the quarter and three quarters ended May 31, 2008 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2008.

NOTE 2 – SALE OF CONSUMER SOLUTIONS BUSINESS UNIT ASSETS

On May 22, 2008, we signed a definitive agreement with Peterson Partners to create a new company, Franklin Covey Products, LLC (Franklin Covey Products).  This new company will purchase substantially all of the assets of our Consumer Solutions Business Unit (CSBU) and will focus on expanding sales of Franklin Covey products pursuant to a comprehensive license agreement.  The CSBU is primarily responsible for sales of our products to both domestic and international consumers through a variety of channels (Note 8).  Subsequent to May 31, 2008, we completed the sale of substantially all of the CSBU assets to Franklin Covey Products, which becomes effective during the quarter ended August 31, 2008.  Franklin Covey Products, which is controlled by Peterson Partners, purchased the CSBU assets for $32.0 million in cash, subject to adjustments for working capital on the closing date of the sale.  On the date of the sale closing, the Company invested approximately $1.8 million to purchase a 19.5 percent voting interest in Franklin Covey Products, made a $1.0 million preferred capital contribution with a 10 percent priority return, and will have the opportunity to earn contingent license fees if Franklin Covey Products achieves specified performance objectives.

Based upon the guidance found in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we determined that the assets and liabilities of the CSBU, which constitutes an entire operating segment of the Company, should be classified as held for sale at May 31, 2008.  The sale transaction was completed during our fourth fiscal quarter ended August 31, 2008 and we expect to recognize a gain on the sale of the CSBU assets.  The carrying amounts of the assets and liabilities of our CSBU, which were classified as held for sale in our May 31, 2008 condensed consolidated balance sheet were as follows (in thousands):

Description
Cash and cash equivalents	$38
Accounts receivable, net	5,266
Inventories	14,340
Other current assets	2,852
Property and equipment, net	8,100
Other assets	158
Total assets held for sale	$30,754

Accounts payable	$4,284
Accrued liabilities	6,131
Total liabilities held for sale	$10,415

As a result of Franklin Covey Products’ structure as a limited liability company with separate owner capital accounts and the guidance found in Emerging Issues Task Force (EITF) Issue No. 03-16, Accounting for Investments in Limited Liability Companies, we determined that the Company’s investment in Franklin Covey Products is more than minor and the Company will therefore be able to exercise significant influence over the operations of Franklin Covey Products.  Combined with the possibility of receiving future cash distributions from Franklin Covey Products for returns of capital and dividends, plus possible participation in Franklin Covey Products’ cash flows through the license agreement, we determined that the financial results of the CSBU should not be reported as discontinued operations in the accompanying condensed consolidated income statements or in future periods.

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	May 31, 2008	August 31, 2007

Finished goods	$6,670	$20,268
Work in process	-	743
Raw materials	364	3,022
	$7,034	$24,033

NOTE 4 – SHARE-BASED COMPENSATION

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant performance awards, unvested share awards, employee stock purchase plan (ESPP) shares, and stock options.  In addition, our Board of Directors and shareholders may, from time to time, approve fully vested stock awards.  The compensation cost of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying condensed consolidated income statements and no share-based compensation was capitalized during the three quarters ended May 31, 2008.  The Company generally issues shares of common stock for its share-based compensation plans from shares held in treasury.  The following is a description of recent developments in our share-based compensation plans.

Performance Awards

The Company has a performance-based long-term incentive plan (the LTIP) that provides for annual grants of share-based performance awards to certain managerial personnel and executive management as directed by the Compensation Committee of the Board of Directors.  The LTIP performance awards cliff vest at the completion of a three-year performance period that begins on September 1 in the fiscal year of the grant.  The number of common shares that are finally awarded to LTIP participants is variable and is based entirely upon the achievement of a combination of performance objectives related to sales growth and cumulative operating income during the three-year performance period.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the number of shares expected to be awarded based upon actual and estimated financial results of the Company compared to the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the revised estimate of common shares that are expected to be awarded.

The Company granted performance awards under provisions of the LTIP in fiscal 2006, which vest on August 31, 2008, and in fiscal 2007, which vest on August 31, 2009.  The following is a description of the accounting for the fiscal 2006 and fiscal 2007 LTIP awards as of May 31, 2008.

Fiscal 2006 LTIP Award – Based upon actual financial performance through December 1, 2007 and estimated performance through the remaining service period of the fiscal 2006 LTIP grant, the Company determined that no shares of common stock would be awarded to participants under the terms of the fiscal 2006 LTIP grant.  Although we expect sufficient levels of cumulative operating income to be recognized for the fiscal 2006 award, anticipated sales growth is below the minimum threshold for shares to be awarded under the plan.  Our anticipated sales growth in training and consulting sales is expected to be insufficient to offset forecasted product sales declines, which were revised using actual product sales levels late in our first fiscal quarter and early second fiscal quarter, and the impact of eliminated sales resulting from the sales of our subsidiary in Brazil and our training operations in Mexico, which occurred during the fourth quarter of fiscal 2007.  As a result of this determination, we recorded a cumulative adjustment in the quarter ended December 1, 2007 that reduced our selling, general, and administrative expenses by $0.7 million and we did not record any compensation expense for the fiscal 2006 LTIP award during the quarters ended March 1, 2008 or May 31, 2008.

Fiscal 2007 LTIP Award – Consistent with our policy as stated above, we reevaluated the fiscal 2007 LTIP award at May 31, 2008 based upon revised estimates for sales growth and cumulative operating income.  As a result of this reevaluation, we determined that no shares of common stock would be awarded to participants under the terms of the fiscal 2007 LTIP grant.  Consistent with the analysis of the fiscal 2006 LTIP grant, we expect sufficient levels of operating income to be recognized for the fiscal 2007 award, but sales growth is expected to be insufficient for any shares to be awarded under this plan.  The revised sales projections included actual performance through May 31, 2008 and estimated sales performance through fiscal 2009 based upon revised assumptions, which were adversely affected by slowing economic conditions in the United States and other countries in which the Company has operations.  Although training and consulting sales are expected to increase in fiscal 2009, the growth rate was insufficient to offset expected declines in product sales and the impact of transitioning our Mexico and Brazil offices to licensees.  As a result of this determination, we recorded cumulative adjustments totaling $1.0 million to reduce selling, general, and administrative expenses during the three quarters ended May 31, 2008.

Unvested Stock Awards

The fair value of our unvested stock awards is calculated based on the number of shares issued and the closing market price of our common stock on the date of the grant.  The corresponding compensation cost of unvested stock awards is amortized to selling, general, and administrative expense on a straight-line basis over the vesting period of the awards, which generally range from three to five years.  The following information applies to our unvested stock awards granted to members of the Board of Directors under the Directors’ Plan and to employees through the three quarters ended May 31, 2008:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested stock awards at August 31, 2007	410,670	$3.80
Granted(1)	36,000	7.50
Vested(2)	(87,590)	3.01
Forfeited	-	-
Unvested stock awards at May 31, 2008	359,080	$4.62

(1)	Shares granted during the three quarters ended May 31, 2008 consisted of shares awarded to our Board of Directors under the provisions of the Directors’ Plan.

(2)
Share awards that vested during the three quarters ended May 31, 2008 consisted of 76,090 shares that were awarded to members of our Board of Directors in fiscal 2005 under the Directors’ Plan and 11,500 shares that were granted to certain employees and were vested on an accelerated basis because the employees’ area of responsibility met specified financial performance criteria.  The compensation expense from the accelerated vesting of these shares totaled approximately $37,000.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of the Company’s common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter and three quarters ended May 31, 2008, a total of 18,089 and 52,116 shares were issued to participants in the ESPP and the corresponding share-based compensation expense from the discount totaled approximately $22,000 and $61,000, respectively.

Stock Options

The Company has an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the market price of the Company’s common stock on the date of grant.  The term, not to exceed ten years, and exercise period of each incentive stock option awarded under the plan are determined by the Compensation Committee of our Board of Directors.

Information related to stock option activity during the three quarters ended May 31, 2008 is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price Per Share
Outstanding at August 31, 2007	2,058,300	$12.72
Granted	-	-
Exercised	(12,500)	1.70
Forfeited	(18,000)	9.69
Outstanding at May 31, 2008	2,027,800	$12.82

Options vested and exercisable at May 31, 2008	2,027,800	$12.82

NOTE 5 – INCOME TAXES

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

Our effective tax rate for the three quarters ended May 31, 2008 of approximately 58 percent was higher than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.

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

We adopted the provisions of FIN 48 on September 1, 2007.  The amount of gross unrecognized tax benefits at September 1, 2007 totaled $4.3 million, of which $3.1 million would affect our effective tax rate, if recognized.  The gross unrecognized tax benefit includes $2.9 million related to individual states’ net operating loss carryforwards.  The Company has determined that all material temporary differences, except for certain states’ net operating loss carryforwards, can be fully recognized for FIN 48 purposes.  At the date of adoption, we had approximately $0.2 million of accrued interest and penalties related to uncertain tax positions.  Based upon guidance in FIN 48, interest and penalties related to uncertain tax positions are now recognized as components of income tax expense.  The amount of our unrecognized tax benefits did not change significantly during the three quarters ended May 31, 2008.

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

NOTE 6 – COMPREHENSIVE INCOME

Comprehensive income is based on net income (loss) and includes charges and credits to equity accounts that were not the result of transactions with shareholders.  Comprehensive income (loss) for the Company was calculated as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007
Net income (loss)	$(1,511)	$887	$3,630	$7,016
Other comprehensive income (loss) items, net of tax:
Foreign currency translation adjustments	(121)	(30)	420	(14)
Comprehensive income (loss)	$(1,632)	$857	$4,050	$7,002

NOTE 7 – EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate.  Due to modifications to our management stock loan program, we determined that the shares of management stock loan participants that were placed in the escrow account are participating securities as defined by EITF Issue No. 03-6, Participating Securities and the Two-Class Method

under FASB Statement No. 128, because they continue to have equivalent common stock dividend rights.  Accordingly, these management stock loan shares are included in our basic EPS calculation during periods of net income and excluded from the basic EPS calculation in periods of net loss.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Three Quarters Ended
	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007
Numerator for basic and diluted earnings per share:
Net income	$(1,511)	$887	$3,630	$7,016
Preferred stock dividends	-	(348)	-	(2,215)
Net income (loss) available to common shareholders	$(1,511)	$539	$3,630	$4,801

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding(1)	16,132	19,412	19,542	19,637
Effect of dilutive securities:
Stock options(2)	-	34	7	31
Unvested stock awards(2)	-	292	266	265
Common stock warrants(3)	-	-	-	-
Diluted weighted average shares outstanding	16,132	19,738	19,815	19,933

Basic and diluted EPS:
Basic EPS	$(.09)	$.03	$.19	$.24
Diluted EPS	$(.09)	$.03	$.18	$.24

(1)
Since the Company recognized a net loss for the quarter ended May 31, 2008, basic weighted-average shares for that period excludes 3.5 million shares of common stock held by management stock loan participants that were placed in escrow.  Basic weighted-average shares include the 3.5 million management stock loan shares for all other periods presented.

(2)
Due to the net loss reported for the quarter ended May 31, 2008, the dilutive effects of in-the-money stock options and unvested stock awards were excluded from the Company’s EPS calculation for the quarter because these items were anti-dilutive.

(3)
The conversion of 6.2 million common stock warrants is not assumed because the average share price of our common stock was less than the exercise price of the warrants and such conversion would be anti-dilutive for the periods presented.

At both May 31, 2008 and June 2, 2007, we had approximately 1.9 million stock options outstanding, which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common shares for the respective periods.  Although these shares were not included in our calculation of diluted EPS, these stock options, and other dilutive securities, may have a dilutive effect on the Company’s EPS calculation in future periods if the price of our common stock increases.

NOTE 8 – SEGMENT INFORMATION

The Company currently has two segments:  the Consumer Solutions Business Unit (CSBU) and the Organizational Solutions Business Unit (OSBU).  The following is a description of our segments, their primary operating components, and their significant business activities:

Consumer Solutions Business Unit – This business unit is primarily focused on product sales to individual customers and small business organizations and includes the results of our domestic retail stores, consumer direct operations (primarily eCommerce and call center), wholesale operations, international product channels in certain countries, and other related distribution channels, including government product sales and domestic printing and publishing sales.  The CSBU results of operations also include the financial results of our paper planner manufacturing operations.  Although CSBU sales primarily consist of products such as planners, binders, software, totes, books, and various accessories, virtually any component of our leadership, productivity, and strategy execution solutions may be purchased through our CSBU channels.  As described in Note 2, during the quarter ended May 31, 2008 the Company entered into an agreement to sell substantially all of the assets of the CSBU to a newly formed company.  Refer to Note 2 for further information regarding the sale of CSBU assets.

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

SEGMENT INFORMATION (in thousands)
Quarter Ended May 31, 2008	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization
Consumer Solutions Business Unit:
Retail	$7,896	$4,626	$(1,737)	$218	$-
Consumer direct	6,949	4,127	2,107	85	-
Wholesale	5,046	2,698	2,569	-	-
CSBU International	1,119	471	(62)	6	-
Other CSBU	1,280	3	(5,314)	99	-
Total CSBU	22,290	11,925	(2,437)	408	-

Organizational Solutions Business Unit:
Domestic	23,111	14,058	482	257	899

International	13,660	9,774	4,014	187	3
Total OSBU	36,771	23,832	4,496	444	902
Total operating segments	59,061	35,757	2,059	852	902
Corporate and eliminations	-	-	(512)	645	-
Consolidated	$59,061	$35,757	$1,547	$1,497	$902

Quarter Ended June 2, 2007
Consumer Solutions Business Unit:
Retail	$10,010	$5,706	$(715)	$169	$-
Consumer direct	7,890	4,561	2,522	66	-
Wholesale	6,901	3,851	3,704	-	-
CSBU International	1,125	628	(176)	-	-
Other CSBU	1,523	281	(4,765)	190	-
Total CSBU	27,449	15,027	570	425	-

Organizational Solutions Business Unit:
Domestic	23,143	15,078	2,706	185	899
International	13,917	9,531	3,375	215	7
Total OSBU	37,060	24,609	6,081	400	906
Total operating segments	64,509	39,636	6,651	825	906
Corporate and eliminations	-	-	(2,302)	235	-
Consolidated	$64,509	$39,636	$4,349	$1,060	$906

Three Quarters Ended May 31, 2008	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization
Consumer Solutions Business Unit:
Retail	$38,659	$23,416	$2,930	$697	$-
Consumer direct	35,335	20,836	13,588	233	-
Wholesale	12,227	6,707	6,282	-	-
CSBU International	6,692	3,543	1,223	39	-
Other CSBU	3,721	432	(17,626)	464	-
Total CSBU	96,634	54,934	6,397	1,433	-

Organizational Solutions Business Unit:
Domestic	66,436	41,511	1,844	1,076	2,697
International	44,693	31,946	13,385	414	5
Total OSBU	111,129	73,457	15,229	1,490	2,702
Total operating segments	207,763	128,391	21,626	2,923	2,702
Corporate and eliminations	-	-	(3,869)	1,121	-
Consolidated	$207,763	$128,391	$17,757	$4,044	$2,702

Three Quarters Ended June 2, 2007
Consumer Solutions Business Unit:
Retail	$43,402	$25,966	$5,195	$546	$-
Consumer direct	38,674	22,792	15,630	154	-
Wholesale	15,059	8,561	8,114	-	-
CSBU International	6,153	3,721	1,020	-	-
Other CSBU	4,360	394	(17,425)	963	-
Total CSBU	107,648	61,434	12,534	1,663	-

Organizational Solutions Business Unit:
Domestic	66,432	42,848	5,999	453	2,701
International	42,834	28,941	9,592	625	7
Total OSBU	109,266	71,789	15,591	1,078	2,708
Total operating segments	216,914	133,223	28,125	2,741	2,708
Corporate and eliminations	-	-	(7,705)	722	-
Consolidated	$216,914	$133,223	$20,420	$3,463	$2,708

A reconciliation of operating segment EBITDA to consolidated income before taxes is provided below (in thousands):

	Quarter Ended		Three Quarters Ended
	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007
Reportable segment EBITDA	$2,059	$6,651	$21,626	$28,125
Corporate expenses	(512)	(2,302)	(3,869)	(7,705)
Consolidated EBITDA	1,547	4,349	17,757	20,420
Gain on sale of manufacturing facility	-	-	-	1,227
Depreciation	(1,497)	(1,060)	(4,044)	(3,463)
Amortization	(902)	(906)	(2,702)	(2,708)
Income (loss) from operations	(852)	2,383	11,011	15,476
Interest income	55	124	78	682
Interest expense	(725)	(867)	(2,396)	(2,203)
Income (loss) before provision for income taxes	$(1,522)	$1,640	$8,693	$13,955

The cumulative adjustments resulting from revisions to share-based compensation awards described in Note 4 are included in corporate expenses in the above tables.

NOTE 9 – LICENSE AGREEMENT SETTLEMENT

In August 2005, EpicRealm Licensing (EpicRealm) filed an action in the United States District Court for the Eastern District of Texas against the Company for patent infringement.  The action alleges that the Company infringed upon two of EpicRealm’s patents directed to managing dynamic web page requests from clients to a web server that in turn uses a page server to generate a dynamic web page from content retrieved from a data source.  The Company has denied liability in the patent infringement and has filed certain counter-claims related to the case since the filing of the action in District Court.  However, during the quarter ended May 31, 2008, the Company paid EpicRealm a one-time license fee of $1.0 million for a non-exclusive, irrevocable, perpetual, and royalty-free license to use any product, system, or invention covered by the disputed patents.  In connection with the purchase of the license, EpicRealm and the Company agreed to dismiss their claims with prejudice and we are released from further action regarding these patents.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Overview

During the quarter ended May 31, 2008, we announced that we had entered into a definitive agreement with Peterson Partners to create a new company, Franklin Covey Products, LLC (Franklin Covey Products).  This new company purchased substantially all of the assets of our Consumer Solutions Business Unit (CSBU) and will focus on expanding sales of Franklin Covey products pursuant to a comprehensive license agreement.  The CSBU is primarily responsible for sales of our products to both domestic and international consumers through a variety of channels.  Subsequent to May 31, 2008, we completed the sale of the CSBU assets to Franklin Covey Products, which becomes effective during our fiscal quarter ended August 31, 2008.  Franklin Covey Products, which is controlled by Peterson Partners, purchased the CSBU assets for $32.0 million in cash, subject to adjustments for working capital on the closing date of the sale.  On the closing date of the sale, we invested $1.8 million to purchase a 19.5 percent voting interest in Franklin Covey Products, made a $1.0 million preferred capital contribution with a 10 percent priority return, and have the opportunity to earn contingent license fees if Franklin Covey Products achieves specified performance objectives.  As a result of the sale of the CSBU assets, certain forward-looking statements made in this management’s discussion and analysis will be materially affected by the completion of the sale, the elimination of CSBU operating results in future periods, and the accounting for our investment in Franklin Covey Products.

Our third fiscal quarter, which includes the months of March, April, and May, has historically reflected stronger training and consulting sales, but seasonally weaker product sales when compared to our first two fiscal quarters.  For the quarter ended May 31, 2008, our income from operations decreased to a $0.9 million operating loss compared to $2.4 million in operating income in the prior year.  Our income (loss) before taxes also declined compared to the prior year and was a loss of $1.5 million compared to $1.6 million of income for the same period of fiscal 2007 and our net income (loss) available to common shareholders decreased to a $1.5 million loss compared to $0.5 million of income in the corresponding quarter of the prior year.

The primary factors that influenced our operating results during the quarter ended May 31, 2008 were as follows:

•
Sales – Our consolidated sales declined $5.4 million, which was the result of a $5.7 million decrease in product sales that was partially offset by a slight increase in training and consulting services sales.  Product sales declined primarily due to reduced retail sales, consumer direct sales, and wholesale sales compared to the prior year.  We believe that declining product sales were also impacted by weakening economic conditions, especially in the United States.  Training and consulting services sales increased despite the unfavorable impact of the sales and conversions of our Brazil and Mexico offices to licensee operations.

•
Gross Profit – Our consolidated gross profit totaled $35.8 million for the quarter ended May 31, 2008 compared to $39.6 million for the same quarter in fiscal 2007.  The decrease was primarily due to decreased product sales during fiscal 2008 compared to the prior year.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, decreased to 60.5 percent of sales compared to 61.4 percent in fiscal 2007.  The decrease in gross margin percentage was primarily attributable to lower gross margins on our training and consulting sales.  However, the impact of decreased training and consulting gross margins was partially offset by the continued shift toward increased training and consulting sales as a percent of total sales since training and consulting sales generally have higher gross margins than our product sales.  Training and consulting service sales increased to 57 percent of total sales in the quarter ended May 31, 2008 compared to 52 percent in the same quarter of the prior year.

•
Operating Costs – Our operating costs decreased by $0.6 million compared to the prior year, which was the result of a $1.1 million decrease in selling, general, and administrative expenses and a $0.4 million increase in depreciation expense.  Amortization expense from our definite-lived intangible assets did not differ appreciably from the prior year.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended May 31, 2008 Compared to the Quarter Ended June 2, 2007

Sales

The following table sets forth sales data by category and for our operating segments (in thousands):

	Quarter Ended			Three Quarters Ended
	May 31, 2008	June 2, 2007	Percent Change	May 31, 2008	June 2, 2007	Percent Change
Sales by Category:
Products	$25,197	$30,857	(18)	$105,872	$118,248	(10)
Training and consulting services	33,864	33,652	1	101,891	98,666	3
	$59,061	$64,509	(8)	$207,763	$216,914	(4)

Consumer Solutions Business Unit:
Retail Stores	$7,896	$10,010	(21)	$38,659	$43,402	(11)
Consumer Direct	6,949	7,890	(12)	35,335	38,674	(9)
Wholesale	5,046	6,901	(27)	12,227	15,059	(19)
CSBU International	1,119	1,125	(1)	6,692	6,153	9
Other CSBU	1,280	1,523	(16)	3,721	4,360	(15)
	22,290	27,449	(19)	96,634	107,648	(10)
Organizational Solutions Business Unit:
Domestic	23,111	23,143	-	66,436	66,432	-
International	13,660	13,917	(2)	44,693	42,834	4
	36,771	37,060	(1)	111,129	109,266	2
Total Sales	$59,061	$64,509	(8)	$207,763	$216,914	(4)

Product Sales – Consolidated product sales, which primarily consist of planners, binders, totes, software and related accessories that are primarily sold through our CSBU channels, declined $5.7 million compared to the prior year.  The decline in overall product sales during the quarter ended May 31, 2008 was primarily due to the following performance in our CSBU delivery channels:

•
Retail Stores – The decline in retail sales was primarily due to reduced traffic in our retail locations, which was partially due to a significant increase in the number of wholesale outlets that sell our products and compete directly against Company-owned retail stores, reduced demand for technology and related products, and fewer store locations, which had a $0.9 million impact on retail sales.  Our retail store traffic, or the number of consumers entering our retail locations, declined by approximately 19 percent on a comparable basis (for stores which were open during the comparable periods) compared to the third quarter of fiscal 2007 and resulted in decreased sales of “core” products (e.g. planners, binders, totes, and accessories).  Due to declining demand for electronic handheld planning products, during late fiscal 2007 we decided to exit the low-margin handheld device and related electronics accessories business, which reduced retail sales by $0.3 million compared to the prior year.  These factors combined to produce a 10 percent decline in year-over-year comparable store sales versus the prior year.  We closed 4 retail locations during the quarter ended May 31, 2008 and were operating 73 domestic retail locations at May 31, 2008 compared to 87 locations at June 2, 2007.

•
Consumer Direct – Sales through our consumer direct channels (primarily eCommerce and call center) decreased $0.9 million, primarily due to a decline in the number of customers visiting our website and a decline in the number of orders that are being processed through the call center.  Visits to our website decreased from the prior year by approximately 15 percent.  Declining consumer orders through the call center continues a long-term trend and decreased by approximately 18 percent compared to the prior year, which we believe is partially the result of a transition of customers to our other product channels.

•
Wholesale – Sales through our wholesale channel, which includes sales to office superstores and other retail chains, decreased $1.9 million primarily due to the transition of a portion of our wholesale business to a new distributor and the timing of sales as the new distributor builds inventories.

•
CSBU International – This channel includes the product sales of our directly owned international offices in Canada, the United Kingdom, Mexico, and Australia.  Product sales remained flat through these channels compared to the prior year.

•
Other CSBU – Other CSBU sales consist primarily of domestic printing and publishing sales and building sublease revenues.  The decrease in other CSBU sales was primarily due to a $0.2 million decrease in external printing sales compared to the prior year.  The decrease in printing sales was primarily due to reduced demand for these products.

Following completion of the sale of our CSBU assets to Franklin Covey Products, we expect that our product sales will decline sharply as the majority of sales reported through the above channels are transitioned to Franklin Covey Products beginning in the quarter ended August 31, 2008.

Training and Consulting Services – We offer a variety of training courses, training related products, and consulting services focused on leadership, productivity, strategy execution, sales force performance, and effective communications that are provided both domestically and internationally through the Organizational Solutions Business Unit (OSBU).  Our consolidated training and consulting service sales increased by $0.2 million compared to the prior year, and were significantly impacted by the sales and transitions of our offices in Brazil and Mexico to licensees, which decreased sales by $1.3 million compared to the prior year.  On a comparable basis, which excludes the impact of Brazil and Mexico direct office sales in fiscal 2007, our training and consulting sales increased by 5 percent when compared to fiscal 2007.  Training and consulting service sales performance during the quarter ended May 31, 2008 was primarily influenced by the following factors in our OSBU divisions:

•
Domestic – Our domestic division includes sales from our five geographic and two vertical direct sales offices, public programs, the sales performance group, book and audio channels, and various other sources.  Our domestic division sales were flat compared to the prior year.  Increased sales from 5 of our 7 direct sales offices and certain specialized events were offset by decreased sales in 2 of our direct offices, lower sales from our sales performance group, and our public program and media channels.  The relatively flat domestic sales performance during the quarter was reflective of the successful launch of the Company’s new leadership offering during the second quarter of fiscal 2007, which also had a favorable impact on domestic training and consulting sales during the third quarter of fiscal 2007.

Sales in our 5 geographical regions and 2 vertical market direct offices are comprised of sales from our core product offerings, which includes The Seven Habits of Highly Effective People, Leadership: Great Leaders, Great Teams, Great Results, and The 4 Disciplines of Execution programs.  Our client-led facilitator training sales increased 7 percent compared to the prior year even though the prior year facilitator sales were favorably impacted by the release of our new leadership offerings.  However, increased facilitator sales were offset by decreased consultant-led programs.  During mid-April, the Company experienced a softening in our booking pace that has lasted through the remainder of the quarter ended May 31, 2008.  As a result, the number of domestic onsite program days delivered in the quarter decreased by 11 percent compared to fiscal 2007.

•
International – International sales decreased $0.3 million compared to the same quarter of fiscal 2007 primarily as a result of the elimination of sales from our wholly owned offices in Brazil and Mexico.  We sold these operations to external licensees during fiscal 2007 and we now receive royalty revenue from their operations based upon gross sales.  The conversion of these operations to licensees had a $1.3 million unfavorable impact on our international sales, but the conversion of these entities improved our income from their operations during the quarter.  Sales increased 11 percent over the prior year at our directly owned offices and from foreign licensee royalty revenues.  The translation of foreign sales to United States dollars resulted in a $1.1 million favorable impact to our consolidated sales as foreign currencies strengthened against the United States dollar during the quarter ended May 31, 2008.

We do not expect the sale of CSBU assets to Franklin Covey Products to have a material impact on our OSBU sales in future periods.

Gross Profit

Gross profit consists of net sales less the cost of goods sold or the cost of services provided.  Our consolidated gross profit totaled $35.8 million for the quarter ended May 31, 2008 compared to $39.6 million in fiscal 2007.  The decrease in gross profit was primarily due to decreased product sales during fiscal 2008 compared to the same quarter of the prior year.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, decreased slightly to 60.5 percent of sales compared to 61.4 percent in fiscal 2007.  The decrease in gross margin percentage was primarily attributable to lower margins on our training and consulting sales, which was partially offset by the continuing shift toward increased training and consulting sales, which generally have higher margins than our product sales.  Training and consulting service sales increased to 57 percent of total sales in the quarter ended May 31, 2008 compared to 52 percent in the same quarter of fiscal 2007.

Our gross margin on product sales remained relatively consistent at 52.8 percent of sales compared to 52.6 percent in fiscal 2007.

For the quarter ended May 31, 2008, our training and consulting services gross margin decreased to 66.3 percent compared to 69.5 percent in the prior year.  The decline in gross margin was primarily attributable to increased amortization of capitalized development costs and increased sales of low-margin specialized seminar events.

Following the sale of the CSBU assets, we anticipate that our consolidated gross profit will decline as the majority of our product sales are transitioned to Franklin Covey products.  However, we anticipate that our overall gross margin will improve to a percentage closer to the current OSBU gross margin.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses decreased by $1.1 million, or 3 percent, compared to the prior year.  The decrease in our consolidated SG&A expenses was primarily due to 1) the sales and conversions of our Brazil and Mexico offices to licensee operations, which reduced SG&A expenses by $1.0 million; 2) a $0.7 million decrease in share-based compensation expense that was primarily due to the determination that no shares will be awarded under our fiscal 2007 long-term incentive plan and the corresponding reversal of accumulated share-based compensation expense related to that plan; and 3) decreased rent and utility expenses totaling $0.7 million that were primarily attributable to a $0.4 million lease buyout received from one of our tenants, the receipt of a $0.2 million contingent refund of telephone expenses from one of our vendors based on usage through a contracted period, and an overall reduction in rent, utilities, and related expenses resulting from the closure of retail stores.  These decreases in our SG&A spending were partially offset by a $0.6 million increase in retail store closure costs, a $0.3 million increase in public programs promotional spending, and smaller increases in various other areas of the Company’s operations.

We regularly assess the operating performance of our retail stores, including previous operating performance trends and projected future profitability.  During this assessment process, judgments are made as to whether under-performing or unprofitable stores should be closed.  As a result of this evaluation process, we closed 4 retail store locations during the quarter ended May 31, 2008.  The costs associated with closing retail stores are typically comprised of charges related to vacating the premises, which may include a provision for the remaining term on the lease, and severance and other personnel costs, which are included as a component of SG&A expenses.

Depreciation – Depreciation expense for the quarter ended May 31, 2008 increased to $1.5 million compared to $1.1 million in the prior year.  Our depreciation expense increased primarily due to the acceleration of $0.3 million of depreciation on a payroll software module due to a revision in the estimated useful life of the software.

Following completion of the sale of CSBU assets, we anticipate that our operating expenses in future periods will decline beginning in the quarter ended August 31, 2008.

Income Taxes

For the quarter ended May 31, 2008 we recorded an income tax benefit totaling $11,000 compared to an income tax provision of $0.8 million for the quarter ended June 2, 2007.  The change in our income tax provision was primarily due to the recognition of a pre-tax loss during the quarter ended May 31, 2008 compared to pre-tax income in the prior year.  Our income tax benefit rate for the quarter was less than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.

Preferred Dividends

Due to the redemption of all remaining shares of Series A preferred stock in the third quarter of fiscal 2007, our preferred dividend obligation decreased $0.3 million compared to the prior year.

Three Quarters Ended May 31, 2008 Compared to the Three Quarters Ended June 2, 2007

Sales

Product Sales – Our consolidated product sales, which are primarily generated by our CSBU channels, declined by $12.4 million compared to the prior year.  We believe that the product sales declines experienced during the first three quarters of fiscal 2008 were impacted by deteriorating economic conditions in the United States, which generally reduced consumer spending during the 2007 holiday shopping season.  The following is a description of sales performance in our CSBU channels for the three quarters ended May 31, 2008:

•
Retail Stores – The decline in retail sales was primarily due to reduced traffic in our retail locations, reduced demand for technology and related products, and fewer store locations, which had a $1.9 million impact on retail sales.  Our retail store traffic declined by approximately 8 percent compared to the first three quarters of fiscal 2007 and resulted in decreased sales of “core” products compared to the prior year.  Due to declining demand for electronic handheld planning products, during late fiscal 2007 we decided to exit the low-margin handheld device and related electronics accessories business, which reduced retail sales by $0.8 million compared to the prior year.  These factors combined to produce a 5 percent decline in year-over-year comparable store sales versus the prior year.

•
Consumer Direct – Sales through our consumer direct channels decreased by $3.3 million, primarily due to a decline in the number of customers visiting our website and a decline in the number of orders that are being processed through our call center.  Website visits decreased by 13 percent compared to the prior year and declining customer orders through the call center continues a long-term trend and decreased by 17 percent, which we believe is partially due to consumers transitioning to our other product channels.

•
Wholesale – Sales through our wholesale channel, which includes sales to office superstores and other retail chains, decreased $2.8 million primarily due to the transition of a portion of our wholesale business to a new wholesale distribution partner.

•
CSBU International – This channel includes the product sales of our directly owned international offices in Canada, the United Kingdom, Mexico, and Australia.  Sales performance through these channels increased $0.5 million compared with the prior year primarily due to increased demand for products in certain countries.

•	Other CSBU – The $0.6 million decrease in other CSBU sales was primarily due to decreased printing services sales that occurred during the second and third quarters of fiscal 2008.

Following completion of the sale of our CSBU assets to Franklin Covey Products, we expect that our product sales will decline sharply as the majority of sales reported through the above channels are transitioned to Franklin Covey Products beginning in the quarter ended August 31, 2008.

Training and Consulting Services – Our consolidated training and consulting service sales increased $3.2 million compared to the prior year.  Training and consulting service sales performance during the first three quarters of fiscal 2008 was influenced by the following performance and trends in the OSBU divisions:

•
Domestic – Our domestic training sales were flat compared to the three quarters ended June 2, 2007, primarily due to lower sales from our public programs, sales performance group, and book and audio divisions.  Decreased sales from these groups were partially offset by increased sales from our combined geographical and vertical market sales offices and by increased sales from specialized seminar events.  During the first 2 fiscal quarters of 2008, sales through our direct sales offices improved over the prior year as acceptance of our core product offerings, which includes The Seven Habits of Highly Effective People, Leadership: Great Leaders, Great Teams, Great Results, and The 4 Disciplines of Execution continued to strengthen.

•
International – International sales increased $1.9 million compared to the prior year.  Combined sales from our remaining directly owned foreign offices as well as from licensee royalty revenues increased $6.0 million, or 17 percent, compared to the prior year.  Partially offsetting these increases was the elimination of sales from our wholly owned subsidiary in Brazil and our training operations located in Mexico.  We sold these operations to external licensees during fiscal 2007 and we now receive royalty revenue from their operations based upon gross sales.  The conversion of these operations to licensees had a $3.6 million unfavorable impact on our international sales but improved our income from these operations compared to the prior year.  The translation of foreign sales to United States dollars had a $3.0 million favorable impact on our consolidated sales as foreign currencies strengthened against the United States dollar during the three quarters ended May 31, 2008.

We do not expect the sale of CSBU assets to Franklin Covey Products to have a material impact on our OSBU sales in future periods.

Gross Profit

For the three quarters ended May 31, 2008, our consolidated gross profit decreased to $128.4 million compared to $133.2 million in the same period of fiscal 2007.  The decrease was primarily attributable to decreased product sales during fiscal 2008 compared to the prior year.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, improved to 61.8 percent of sales compared to 61.4 percent in the first three quarters of fiscal 2007.  The slight increase in gross margin percentage was primarily attributable to the continuing shift toward increased training and consulting sales, which generally have higher margins than our product sales.  Training and consulting service sales increased to 49 percent of total sales for the three quarters ended May 31, 2008 compared to 45 percent in the prior year.

Our gross margin on product sales remained relatively consistent at 56.0 percent of sales compared to 55.6 percent in the prior year.

During the first three quarters of fiscal 2008, our training and consulting services gross margin decreased to 67.8 percent compared to 68.4 percent in the prior year.  The slight decrease was primarily attributable to increased amortization of capitalized curriculum costs during the fiscal year, which was partially offset by increased licensee royalty revenues, which have virtually no corresponding cost of sales.

Following the sale of the CSBU assets, we anticipate that our consolidated gross profit will decline as the majority of our product sales are transitioned to Franklin Covey products.  However, we anticipate that our overall gross margin will improve to a percentage closer to the current OSBU gross margin.

Operating Expenses

Selling, General and Administrative – Consolidated SG&A expenses decreased $2.2 million, or 2 percent, compared to the prior year (excluding the gain on the sale of a manufacturing facility in the second quarter of fiscal 2007).  The decrease in SG&A expenses was primarily due to 1) the fiscal 2007 sale of our subsidiary in Brazil and the training and consulting operations of our subsidiary in Mexico, which reduced SG&A expenses by $2.9 million; 2) a $1.8 million decrease in share-based compensation primarily due to the determination that no shares will be awarded under our fiscal 2006 or fiscal 2007 long-term incentive plans and the corresponding reversal of share-based compensation expense from those plans; and 3) a $0.5 million decrease in audit and related consulting costs primarily resulting from improved processes and procedures combined with revised internal control testing standards.  These decreases were partially offset by 1) a $1.3 million increase in promotional costs in our OSBU, which were primarily comprised of increased spending for “Greatness Summit” programs for our clients and increased spending on public programs promotional materials; 2) a $0.6 million increase in retail store closure costs that were primarily incurred in connection with the buyout of two leases; and 3) smaller increases in SG&A spending in various other areas of our operations.

Gain on Sale of Manufacturing Facility – In August 2006, we initiated a project to reconfigure our printing operations to improve our printing services’ efficiency, reduce operating costs, and improve our printing services’ flexibility to potentially increase external printing service sales.  Our reconfiguration plan included moving our printing operations a short distance from its existing location to our corporate headquarters campus and the sale of the manufacturing facility and certain printing presses.  During the quarter ended March 3, 2007, we completed the sale of the manufacturing facility.  The sale price was $2.5 million and, after deducting customary closing costs, the net proceeds to the Company from the sale totaled $2.3 million in cash.  The carrying value of the manufacturing facility at the date of sale was approximately $1.1 million and we recognized a $1.2 million gain on the sale of the manufacturing facility during the quarter ended March 3, 2007, which is included in operating results for the three quarters ended June 2, 2007.

Depreciation and Amortization – Consolidated depreciation expense increased to $4.0 million compared to $3.5 million for the first three quarters of fiscal 2007.  The increase in our depreciation expense in fiscal 2008 was primarily due to the acceleration of $0.3 million of depreciation on a payroll software module that had a revision to its estimated useful life as we decided to outsource our payroll services and an impairment charge totaling $0.3 million for software that did not function as anticipated and was written off.  Depreciation expense in the prior year also included an impairment charge totaling $0.3 million that we recorded to reduce the carrying value of one of our printing presses to be sold to its anticipated sale price.  Based upon write-offs recorded in fiscal 2008, the sale of CSBU assets, anticipated capital spending in the remainder of fiscal 2008, and purchases in prior years, we expect that total depreciation expense in fiscal 2008 will decrease compared to overall fiscal 2007 depreciation expense.

Amortization expense from definite-lived intangible assets totaled $2.7 million for the three quarters ended May 31, 2008 and June 2, 2007.  We currently expect that intangible asset amortization expense will total $3.6 million in fiscal 2008.

Following completion of the sale of CSBU assets, we anticipate that our operating expenses in future periods will decline beginning in the quarter ended August 31, 2008.

Interest Income and Expense

Interest Income – Our interest income decreased compared to the prior year primarily due to reduced cash balances compared to the prior year and a reduction of interest rates on our depository accounts.

Interest Expense – Interest expense increased primarily due to borrowings on our line of credit facility during the three quarters ended May 31, 2008.

Income Taxes

Our income tax provision for the three quarters ended May 31, 2008 totaled $5.1 million compared to $6.9 million for the comparable period of fiscal 2007.  The decrease in our income tax provision was primarily due to reduced pre-tax income compared to the prior year.  Our effective tax rate for the three quarters ended May 31, 2008 of approximately 58 percent was higher than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.

The adoption of FIN 48 during our first quarter of fiscal 2008 did not have a material impact on our income tax provision.

Preferred Stock Dividends

Due to the redemption of all remaining shares of Series A preferred stock in the third quarter of fiscal 2007, our preferred dividend obligation decreased by $2.2 million compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2008 we had $4.9 million of cash and cash equivalents compared to $6.1 million at August 31, 2007.  During the quarter ended May 31, 2008 we announced the sale of substantially all of the assets of our CSBU.  Subsequent to the quarter ended May 31, 2008, we completed the sale transaction.  The sale price was $32.0 million in cash and concurrent with the closing of the sale agreement, the Company contributed approximately $1.8 million to the new entity for approximately 19.5 percent of the voting interest and another $1.0 million in the form of a preferred contribution (refer to Note 2 to the condensed consolidated financial statements for further information regarding the sale of CSBU assets).

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

In addition to customary non-financial terms and conditions, our line of credit agreements require us to be in compliance with specified financial covenants, including: (i) a funded debt to earnings ratio; (ii) a fixed charge coverage ratio; (iii) a limitation on annual capital expenditures; and (iv) a defined amount of minimum net worth.  In the event of noncompliance with these financial covenants and other defined events of default, the lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit.  In connection with the anticipated sale of our Consumer Solutions Business Unit, we obtained a letter of consent from the lending institutions on our $25.0 million line of credit facility that prevented an instance of non-compliance with certain terms and conditions related to material changes and transfers of assets.  During the quarter ended May 31, 2008, we believe that we were in compliance with the other terms and financial covenants of our credit facilities.  At May 31, 2008, we had $8.2 million outstanding on the line of credit, which was classified as a current liability on our condensed consolidated balance sheets.

Subsequent to May 31, 2008, and in connection with the sale of CSBU assets, we signed an agreement to modify our line of credit facility.  Under terms of the modification agreement, our available borrowing capacity will remain at $25.0 million until June 30, 2009, when the borrowing capacity will be reduced to $15.0 million.  In addition, the interest rate on the credit facility will increase from LIBOR plus 1.10 percent to LIBOR plus 1.50 percent, effective on the date of the modification agreement.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 31, 2008.

Cash Flows From Operating Activities

Our cash provided by operating activities totaled $11.8 million for the three quarters ended May 31, 2008 compared to $8.7 million during the same period of the prior year.  Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses.  Cash provided by or used for changes in working capital during the three quarters ended May 31, 2008 was primarily related to 1) decreased inventory balances resulting from the sale of goods during our seasonally busy months of December and January and improved management of inventory levels during our third fiscal quarter; 2) payments to reduce accounts payable and accrued liabilities from seasonally high balances at August 31; and 3) increased accounts receivable balances primarily resulting from wholesale shipments during the quarter ended May 31, 2008, increased OSBU sales, and the effects of foreign exchange rates on our international receivables.  We believe that our continued efforts to optimize working capital balances, combined with existing and planned sales growth programs and cost-reduction initiatives, will improve our cash flows from operating activities in future periods.  However, the success of these efforts, and their eventual contribution to our cash flows, is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

Net cash used for investing activities totaled $4.5 million for the three quarters ended May 31, 2008.  Our primary uses of cash for investing activities were the purchase of property and equipment and additional spending on curriculum development.  Our purchases of property and equipment, which totaled $2.8 million, consisted primarily of computer hardware, computer software, and leasehold improvements.  During the three quarters ended May 31, 2008, we capitalized $2.9 million related to the development of various programs and curriculum.  Partially offsetting these uses of cash was the receipt of $1.1 million on notes receivable from the sales of our subsidiary in Brazil and our training operations in Mexico, which were completed at August 31, 2007 through the use of notes receivable financing and the receipt of $0.1 million from sales of property and equipment.

Cash Flows From Financing Activities

Net cash used for financing activities through the three quarters ended May 31, 2008 totaled $7.9 million, which primarily consisted of payments on our line of credit and other debt obligations.  During the three quarters ended May 31, 2008 we used substantially all of our available cash to reduce our line of credit borrowings from $16.0 million at August 31, 2007 to $8.2 million at May 31, 2008.

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

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of 1) payments to EDS for outsourcing services related to information systems, warehousing and distribution, and call center operations; 2) payments on a financing obligation resulting from the sale of our corporate campus; 3) minimum rent payments for retail store and sales office space; 4) mortgage payments on certain buildings and property; and 5) short-term purchase obligations for inventory and other products or services to be delivered in fiscal 2008.  Through May 31, 2008, there have been no significant changes to our expected required contractual obligations from those disclosed at August 31, 2007.

Our contractual obligations as disclosed in our Form 10-K for the year ended August 31, 2007 exclude unrecognized tax benefits under FIN 48 of $4.3 million for which we cannot make a reasonably reliable estimate of the amount and period of payment.  For further information regarding the adoption of FIN 48, refer to Note 5 of the notes to the condensed consolidated financial statements contained in this Form 10-Q.

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

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting polices that we used to prepare our consolidated financial statements are outlined in Note 1 to the consolidated financial statements, which are presented in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.  Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements.  Management regularly evaluates its estimates and assumptions and bases those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United

States of America.  Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not within our control, but which may have an impact on these estimates and our actual financial results.

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

The Compensation Committee initially granted awards for 378,665 shares (the Target Award) of common stock under the LTIP during fiscal 2006.  However, based upon actual financial performance through December 1, 2007 and estimated performance through the remaining service period of the fiscal 2006 LTIP grant, the Company determined that no shares of common stock would be awarded under the terms of the fiscal 2006 LTIP grant.  We expect that our anticipated sales growth in training and consulting sales will be insufficient to offset forecast product sales declines, which were revised using actual product sales levels late in our first fiscal quarter and early second fiscal quarter, and the impact of eliminated sales resulting from the disposal and conversion of our subsidiary in Brazil and our training operations in Mexico to licensees.  Although we expect sufficient levels of cumulative operating income to be recognized for the fiscal 2006 award, anticipated sales growth was below the minimum 7.5 percent threshold for shares to be awarded under the plan (refer to the table below).  As a result of this determination, we recorded a cumulative adjustment in the quarter ended December 1, 2007 that reduced our selling, general, and administrative expenses by $0.7 million and no compensation expense was recognized from the fiscal 2006 LTIP award during the quarters ended March 1, 2008 or May 31, 2008.

Sales Growth	Percent of Target Shares Awarded
30.0%	115%	135%	150%	175%	200%
22.5%	90%	110%	125%	150%	175%
15.0%	65%	85%	100%	125%	150%
11.8%	50%	70%	85%	110%	135%
7.5%	30%	50%	65%	90%	115%
	$36.20	$56.80	$72.30	$108.50	$144.60
	Cumulative Operating Income (millions)

During fiscal 2007, the Compensation Committee granted performance awards for 429,312 shares of common stock under the terms of the LTIP.  The Company must achieve minimum levels of sales growth and cumulative operating income in order for participants to receive any shares under the fiscal 2007 LTIP grant.  As shown in the table below, the minimum sales growth for the fiscal 2007 LTIP is 10.0 percent (fiscal 2009 compared to fiscal 2007) and the minimum cumulative operating income total during the service period is $41.3 million.  We recorded compensation expense on the fiscal 2007 LTIP using a 5 percent estimated forfeiture rate during the vesting period.  However, the total amount of compensation expense recorded for the fiscal 2007 LTIP will equal the number of shares awarded multiplied by $5.78 per share.

Based upon our assessment of the fiscal 2007 LTIP at May 31, 2008, we determined that no shares of common stock would be awarded to participants under the terms of the fiscal 2007 LTIP grant.  Consistent with the analysis of the fiscal 2006 LTIP grant, we expect sufficient levels of operating income to be recognized for the fiscal 2007 award, but expected sales growth is expected to be insufficient for any shares to be awarded under this plan.  The revised sales projections included actual performance through May 31, 2008 and estimated sales performance through fiscal 2009 based upon revised assumptions, which were adversely affected by slowing economic conditions in the United States and other countries in which the Company has operations.  Although training and consulting sales are expected to increase in fiscal 2009 compared to fiscal 2008, the growth rate was insufficient to offset expected declines in product sales and the impact of transitioning our Mexico and Brazil offices to licensees.  As a result of this determination, we recorded cumulative adjustments totaling $1.0 million to reduce selling, general, and administrative expenses during the three quarters ended May 31, 2008.

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

We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model.  However, the Company did not grant any stock options during the quarter or three quarters ended May 31, 2008 or the fiscal years ended August 31, 2007 and 2006, and we did not have any remaining unrecognized compensation expense associated with unvested stock options at May 31, 2008.

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

Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectibility of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectibility assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions are then based upon the comparison, which may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at May 31, 2008 would reduce our reported income from operations by approximately $0.1 million.

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

Our inventory loss reserve calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory reserves methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have a materially adverse impact upon our financial position and results of operations.  For instance, a 10 percent increase in our inventory loss reserves at May 31, 2008 would reduce our income from operations by approximately $0.4 million.

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

Our impairment evaluation calculations contain uncertainties because they require us to make assumptions and apply judgment in order to estimate future cash flows, forecast the useful lives of the assets, and select a discount rate that reflects the risk inherent in future cash flows.  Although we have not made any material changes to our long-lived assets impairment assessment methodology during the past three years, if forecasts and assumptions used to support the carrying value of our long-lived tangible and definite-lived intangible assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.  We do not believe that the sale of the CSBU assets will result in any material asset impairments to the Company’s long-lived assets.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, internet web casts, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,”

“project,” or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding the impact to the Company and its financial performance of the sale of the CSBU, future product and training sales activity, anticipated expenses, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses,  expected improvements in cash flows from operating activities, the adequacy of our existing capital resources, future compliance with the terms and conditions of our line of credit, expected timing of the repayment of our line of credit, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our report on Form 10-K for the fiscal year ended August 31, 2007, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by EDS in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

During the quarter and three quarters ended May 31, 2008 we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies.  Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts.  The gains and losses on these contracts were recorded as a component of SG&A expense in our consolidated income statements and had the following net impact on the periods indicated (in thousands):

	Quarter Ended		Three Quarters Ended
	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007
Losses on foreign exchange contracts	$(90)	$(137)	$(417)	$(210)
Gains on foreign exchange contracts	11	49	11	82
Net gain (loss) on foreign exchange contracts	$(79)	$(88)	$(406)	$(128)

At May 31, 2008, the fair value of our foreign currency forward contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant.  The notional amount of our foreign currency sell contracts that did not qualify for hedge accounting was as follows at May 31, 2008 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Great British Pounds	570	$1,147

During the quarter and three quarters ended May 31, 2008, we did not utilize any derivative contracts that qualified for hedge accounting.  However, the Company may utilize net investment hedge contracts or other foreign currency derivatives in future periods as a component of our overall foreign currency risk strategy.

Interest Rate Sensitivity

The Company is exposed to fluctuations in United States interest rates primarily as a result of our line of credit borrowings.  At May 31, 2008, our debt balances consisted primarily of a fixed-rate financing obligation associated with the sale of our corporate headquarters facility, a variable-rate line of credit arrangement, and a variable rate long-term mortgage on certain of our buildings and property.  The addition of the variable-rate line of credit in fiscal 2007 increased our interest rate sensitivity and in the future our overall interest rate sensitivity will be influenced by the amounts borrowed on the line of credit and the prevailing interest rates, which may create additional expense if interest rates increase in future periods.

Our interest expense has benefitted from declining interest rates on our variable-rate debt and reduced borrowing during the three quarters ended May 31, 2008; however, at May 31, 2008 borrowing levels, a 1 percent increase on our variable rate debt would increase our interest expense over the next year by approximately $0.1 million.

During the quarter and three quarters ended May 31, 2008 we were not party to any interest rate swap or other interest related derivative instruments that would increase our interest rate sensitivity.

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

PART II.  OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

In August 2005, EpicRealm Licensing (EpicRealm) filed an action in the United States District Court for the Eastern District of Texas against the Company for patent infringement.  The action alleges that the Company infringed upon two of EpicRealm’s patents directed to managing dynamic web page requests from clients to a web server that in turn uses a page server to generate a dynamic web page from content retrieved from a data source.  The Company has denied liability in the patent infringement and has filed certain counter-claims related to the case since the filing of the action in District Court.  However, during the quarter ended May 31, 2008, the Company paid EpicRealm a one-time license fee of $1.0 million for a non-exclusive, irrevocable, perpetual, and royalty-free license to use any product, system, or invention covered by the disputed patents.  In connection with the purchase of the license, EpicRealm and the Company agreed to dismiss their claims with prejudice and the Company is released from further action regarding these patents.

Item 1A.         RISK FACTORS

For information regarding Risk Factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company acquired the following shares of its outstanding securities during the fiscal quarter ended May 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
Common Shares:
March 2, 2008 to April 5, 2008	-	$-	none	$2,413

April 6, 2008 to May 3, 2008	-	-	none	2,413

May 4, 2008 to May 31, 2008	-	-	none	2,413	(1)

Total Common Shares	-	$-	none

(1)
In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock.  All previously authorized common stock purchase plans were canceled.  Following the approval of this common stock purchase plan, we have purchased a total of 1,009,300 shares of our common stock for $7.6 million through May 31, 2008.

Item 5.             OTHER INFORMATION

On July 3, 2008, the Company and the other selling companies identified therein, and Franklin Covey Products, LLC and the other purchasing companies identified therein, entered into a letter agreement (the Amendment) related to, and amending, the Master Asset Purchase Agreement (the Purchase Agreement), dated as of May 22, 2008, by and among the Company, the other selling companies identified in the Purchase Agreement, and Franklin Covey Products, LLC.

Pursuant to the Amendment, among other things, the Company has undertaken to form a wholly-owned subsidiary as a bankruptcy remote special purpose entity following the closing of the transaction and to contribute to the special purpose entity all of the intellectual property that the Company will license to Franklin Covey Products, LLC, pursuant to a license agreement to be entered into between the Company and Franklin Covey Products, LLC at the closing of the asset sale.

The foregoing description of the Amendment and related matters is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 2.2 hereto and incorporated herein by reference.

Item 6.    EXHIBITS

(A)	Exhibits:

2.1
Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008 (filed as exhibit 2.1 to Form 8-K/A as filed with the Commission on May 29, 2008 and incorporated herein by reference).

2.2	Amendment to Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008**
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer**
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer**
32	Section 1350 Certifications**

**     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.
Date:	July 10, 2008	By:	/s/ Robert A. Whitman
Robert A. Whitman Chief Executive Officer
Date:	July 10, 2008	By:	/s/ Stephen D. Young
Stephen D. Young Chief Financial Officer