Form 10-K
period 2008-08-31
FRANKLIN COVEY CO
filed 2008-11-14
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2008.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

         Franklin Covey Co.

(Exact name of registrant as specified in its charter)

Utah	1-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)		Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

As of February 29, 2008, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $124.1 million, which was based upon the closing price of $7.72 per share as reported by the New York Stock Exchange.

As of November 3, 2008, the Registrant had 16,879,498 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 16, 2009, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.    Business

General

Franklin Covey Co. (the Company, we, us, our or FranklinCovey) has enabled greatness in people and organizations and is a worldwide leader in helping organizations, families, and individuals achieve their own great purposes through teaching the principles and practices of effectiveness and by providing reinforcement tools like the FranklinCovey Planning SystemTM.  Over 600 FranklinCovey associates world-wide delivered timeless and universal curriculum and effectiveness tools to millions of customers in fiscal 2008.  We strive to excel in our efforts to enable greatness because we believe that:

■	People are inherently capable, aspire to greatness, and have the power to choose.

■	Principles are timeless and universal and are the foundation to lasting effectiveness.

■	Leadership is a choice, built inside-out on a foundation of character. Great leaders unleash the collective talent and passion of people toward the right goal.

■	Habits of effectiveness come only from the committed use of integrated processes and tools.

■	Sustained superior performance requires a balance of performance and performance capability (P/PC Balance®) - a focus on achieving results and building capability.

Our business has historically been comprised of the Consumer Solutions Business Unit (CSBU) and the Organizational Solutions Business Unit (OSBU).  The CSBU was primarily focused on sales to individual customers and small business organizations and included the results of our domestic retail stores, consumer direct operations (primarily Internet sales and call center), wholesale operations, international product channels in certain countries, and other related distribution channels, including government product sales and domestic printing and publishing sales.  Although CSBU sales primarily consisted of products such as planners, binders, software, totes, and related accessories, virtually any component of our leadership, productivity, and strategy execution solutions may have been purchased through the CSBU channels.

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

Over the past several years, the strategic focus of our CSBU, which was focused primarily on the sales of our products, and our OSBU, which was focused on the development and delivery of training, consulting, and related services, has changed significantly.  As a consequence of these changes in strategic direction, we determined that the extent of overlap between our training and consulting offerings and our products has diminished.  After significant analysis and deliberation, we decided that these business units would be able to operate more effectively as separate companies, each with clear and distinct objectives, market definitions, and competitive products and services.  This conclusion persuaded us to sell substantially all of the operations of CSBU in fiscal 2008.

During the fourth quarter of fiscal 2008, we completed the sale of substantially all of the assets of our CSBU to a newly formed entity, Franklin Covey Products, LLC (Refer to Note 2 to our Consolidated Financial Statements in Item 8 for further details).  Franklin Covey Products, which is controlled by Peterson Partners, purchased the CSBU assets for $32.0 million in cash, subject to adjustments for working capital on the closing date of the sale, which was effective July 6, 2008.  On the date of the sale closing, the Company invested approximately $1.8 million to purchase a 19.5 percent voting interest in Franklin Covey Products, made a $1.0 million priority capital contribution with a 10 percent return, and will have the opportunity to earn contingent license fees if Franklin Covey Products achieves specified performance objectives.  We recognized a gain of $9.1 million on the sale of the CSBU assets and we deferred a portion of the gain equal to our investment in Franklin Covey Products.

Following the sale of CSBU, our business primarily consists of training, consulting, assessment services, and  related products to help organizations achieve superior results by focusing on and executing on top priorities, building the capability of knowledge works, and aligning business processes.

Late in the fourth quarter of fiscal 2008, we also initiated a restructuring plan that included the closing of two domestic sales offices, our Canadian office, and our Sales Performance Group office.  Our Canadian sales associates and Sales Performance Group personnel will be absorbed into our remaining five Domestic sales offices.  In connection with these office closures, we have also decentralized certain sales support functions.  During the fourth quarter of fiscal 2008 we expensed $2.1 million for anticipated severance costs necessary to complete the restructuring plan, which is expected to be substantially completed in fiscal 2009.

Our fiscal year ends on August 31 of each year.  Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

Our principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331 and our telephone number is (801) 817-1776.

Industry Information

We are engaged in the performance skills segment of the training industry.  One of our competitive advantages in this highly fragmented industry stems from our fully integrated training curricula, measurement methodologies and implementation tools to help organizations and individuals measurably improve their effectiveness.  This advantage allows us to deliver not only training to both corporations and individuals, but also to implement the training through the use of powerful behavior changing tools with the capability to then measure the impact of the delivered training and tools.

In fiscal 2008, we provided products and services to 97 of the Fortune 100 companies and more than 75 percent of the Fortune 500 companies.  We also provide products and services to a number of U.S. and foreign governmental agencies, including the U.S. Department of Defense, as well as numerous educational institutions.  We also provide training curricula, measurement services and implementation tools internationally, either through directly operated offices, or through independent licensed providers.  At August 31, 2008, we had directly owned offices in Australia, Canada, Japan, and the United Kingdom.  We also had licensed operations in 99 countries and licensed rights in more than 140 countries.

Training and Consulting Services

We offer a range of training programs designed to measurably improve the effectiveness of organizations, families, and individuals.  Our offerings are oriented to address organizational, managerial, interpersonal, and personal needs.  In addition, we believe that our learning process provides an engaging and behavior-changing experience, which frequently generates additional business.  During fiscal 2008, over one million individuals were trained through our direct offices using the Company’s curricula in our single and multiple–day workshops and seminars.

Our training and consulting services are designed to inspire organizations, communities, and individuals to become measurably more efficient and effective through our various leadership and productivity courses including:  The 7 Habits of Highly Effective People®; Leadership: Great Leaders—Great  Teams—Great Results™; The 4 Disciplines of ExecutionTM; FOCUS: Achieving Your Highest Priorities; The 8 Habits of a Successful Marriage; Building Business Acumen; Championing Diversity; Leading at the Speed of Trust; Writing Advantage, and Presentation Advantage.  The Company is also in the process of developing curriculum based on the book The Leader in Me by Stephen R Covey, which is aimed at helping principals and teachers implement The 7 Habits of Effective People in their schools.  Curriculum and tools are also being developed to assist companies to increase customer loyalty.

Our most popular courses are based on the material presented in The 7 Habits of Highly Effective People® and includes our three-day 7 Habits of Highly Effective People Signature Program.   We offer several other variations of this course including The 7 Habits for Managers:  Managing Yourself, Leading Others, Unleashing Potential, The 7 Habits of Highly Effective People, Introductory Course for Associates, and other courses targeted for families, teens, and college students.   In addition to the principles taught in the best-selling book, these courses contain various teaching aids including several award-winning videos which demonstrate the principles being taught.  During fiscal 2008 we released a web-based interactive version of this course, making the principles and content taught in our course accessible to individuals and organizations world-wide without the expense of a facilitator, training room, and the opportunity cost of taking individuals out of the workforce for multiple days.

Our training and consulting offerings include the following.

The 7 Habits of Highly Effective People is one of our best-known offerings and is designed to help organizations and individuals achieve sustained superior results by focusing on making individuals and leaders more effective.  Participants gain hands-on experience applying timeless principles that yield greater productivity, improved communication, strengthened relationships, increased influence, and focus on critical priorities.  This offering is the basis for some of our other courses and includes over 30 award winning video segments.

Leadership: Great Leaders—Great  Teams—Great Results™ is built on the foundation that people are capable of greatness, that they can make dramatic contributions and that they offer their best when they live by the four imperatives of great leaders, which are 1) that they inspire trust, 2) that they clarify purpose, 3) that they insure systems are aligned, and 4) that they unleash talent.

The 4 Disciplines of Execution™ course teaches that execution succeeds or fails on the basis of four critical disciplines, which include 1) focus on the most important goals, 2) acting on the key measures that influence outcome, 3) track the progress on a compelling scoreboard which makes progress visible, and 4) holding individuals accountable.   Our Execution products help organizations adopt and implement an operating system for achieving their most pressing objectives measurably and predictably.

Our productivity course FOCUS: Achieving Your Highest Priorities focuses on helping individuals understand their personal values so they can accomplish their most important tasks, both personally and professionally.  Our training is based on a productivity pyramid that helps individuals identify their values, set achievable goals, and then build a system of weekly and daily planning, which helps individuals achieve their highest priorities.

We offer a series of pre- and post-assessment surveys and assessments to measure and track key principles and actions taught in our course that directly relate to individual and organizational effectiveness.  These products include xQ™, (Execution Quotient™), LQ™ (Leadership Quotient), tQ™ (Trust Quotient), and the 7 Habits Profile.  These surveys, which are administered through a Web-based system, search for details to uncover underlying focus and teamwork barriers or issues.

We also provide The 7 Habits of Highly Effective Teens™ as a workshop or as a year-long curriculum to schools and school districts and other organizations working with youth.  Based on The 7 Habits of Highly Effective Teens book, it helps to teach students and teachers studying skills, learning habits, and interpersonal development.  We are currently developing a new curriculum entitled The Leader in Me™, which will help elementary schools incorporate The 7 Habits principles into their lessons to help students develop the life skills they need to be successful.

In addition to providing consultants and presenters, we train and certify client facilitators to teach our workshops within their organizations.  We believe client–facilitated training is important to our fundamental strategy of creating pervasive on-going client relationships, which results in perpetual revenue streams.  After having been certified by attending one of our certification workshops and completing certain requirements, client facilitators can purchase manuals, profiles, planners and other products to conduct training workshops within their organization without incurring the costs of one of our presenters, which makes it more cost-effective to distribute our curriculum within all departments of their organization.  Since 1988, we have trained approximately 25,000 client facilitators.

Software

During fiscal 2008, we launched a new web-based interactive version  of  The 7 Habits of Highly Effective People® course which was developed through a partnership with Personnel Decisions International (formerly 9th House), a leading firm which uses technology to create engaging learning experiences.  During the three-hour online instruction, participants engage in interactive exercises that illustrate how to use The 7 Habits® in real work situations.  Participants then get to test their new skills in a state-of-the-art virtual simulation that shows the real-world triumphs and challenges associated with the choices they have made.  Participants can also join a live one-day application workshop to dive deeper in the content and practice what they have learned.

The 7 Habits of Highly Effective People® course is also available on a CD-ROM version.  This edition delivers the content from the 3-day classroom workshop in a flexible self-paced version via the Internet or CD-ROM and is available when and where employees need it.  The online edition is presented in a multi-media format with video segments, voiceovers, a learning journal, interactive exercises, and other techniques.  Included with the course is a 360-Degree profile and e-Coaching to help participants gain a broader perspective of their strengths and weaknesses and to help them implement the training to improve their skills.

Books and Audio

The principles we teach in our curriculum have also been published in book, audiotape and CD formats, and can be downloaded from various Internet sites.  Books to which the Company holds copyrights include The 7 Habits of Highly Effective People®, Principle–Centered Leadership, First Things First, The 7 Habits of Highly Effective Families, Nature of Leadership, Living the 7 Habits, The 8th Habit: From Effectiveness to Greatness, Everyday Greatness, The Leader in Me, all by Stephen R. Covey; The 10 Natural Laws of Time and Life Management, What Matters Most and The Modern Gladiator by Hyrum W. Smith; The Power Principle by Blaine Lee; The 7 Habits of Highly Effective Teens, The 6 Most Important Decisions You’ll Ever Make, and The 7 Habits of Happy Kids by Sean Covey; and Business Think by Dave Marcum and Steve Smith.  These books, as well as audiotape and CD audio versions of many of these products, and the products mentioned above are sold through general retail channels, audio book websites, as well as through our own Internet site at www.franklincovey.com.

Segment Information

Prior to the sale of CSBU in the fourth quarter of fiscal 2008, our business was organized in two segments: (1) the CSBU, which was designed to sell products to individual consumers and small businesses; and (2) the OSBU, which is designed to serve organizational clients.  The following table sets forth, for the fiscal periods indicated, the Company’s sales from external customers for each of these operating segments (in thousands):

YEAR ENDED AUGUST 31,	2008	Percent change from prior year	2007	Percent change from prior year	2006
Organizational Solutions Business Unit:
Domestic	$91,287	(2)	$93,308	10	$84,904
International	59,100	2	57,674	18	48,984
	150,387	-	150,982	13	133,888

Consumer Solutions Business Unit:
Retail stores	42,167	(22)	54,316	(13)	62,156
Consumer direct	38,662	(19)	48,018	(8)	52,171
Wholesale	16,970	(6)	17,991	1	17,782
CSBU International	7,295	(1)	7,342	(5)	7,716
Other CSBU	4,611	(16)	5,476	12	4,910
	109,705	(18)	133,143	(8)	144,735
Total net sales	$260,092	(8)	$284,125	2	$278,623

Additional financial information related to our operating segments, as well as geographical information can be found in the notes to our consolidated financial statements (Note 19).

Organizational Solutions Business Unit

The following is a more detailed description of our OSBU and its primary operations, which consist of domestic and international operations.

Domestic Operations

In general, we sell effectiveness and productivity solutions to our customers through our own direct sales force.  We then deliver training services to organizations, schools and individuals in one of five ways:

1.	Our consultants provide on-site coaching, consulting or training classes. In these situations, our consultants tailor the curriculum to our client’s specific business and objectives.

2.
Our programs are also designed to be facilitated by licensed professional trainers and managers in client organizations, reducing dependence on our professional presenters, and creating knowledgeable advocates of our curriculum in organizations.

3.
Our consultants provide training to individuals or small groups of individuals through executive coaching sessions.  In these sessions, our consultants are able to deliver course content in greater detail and can help adapt our course principles to the specific needs of the organization.

4.
We conduct public seminars in more than 100 cities throughout the United States, where organizations can send their employees in smaller numbers.  These public seminars are also marketed directly to individuals through our Internet web-site and by direct mail.

5.	We also offer The 7 Habits of Highly Effective People® training course in online and CD-ROM formats. These products provide the flexibility required by many organizations.

Our domestic training operations are organized in geographic regional sales teams in order to assure that both the consultant and the client sales professional participate in the development of new business and the assessment of client needs.  Consultants are entrusted with the actual delivery of content, seminars, processes and other solutions and are required to follow up with client service teams to develop lasting client impact and ongoing business opportunities.

We employ over 150 sales professionals and business developers.  Our sales professionals have selling experience prior to employment by the Company and are trained and evaluated in their respective sales territories.  Sales professionals typically call upon persons responsible for corporate employee training, such as corporate training directors or human resource officers.  Increasingly, sales professionals are calling upon our clients’ executive leadership or line leaders as they educate our clients on the value of our solutions.  Our sales professionals work closely with training consultants in their territories to schedule and tailor seminars and workshops to meet the specific objectives of our institutional clients.  We currently employ over 150 training consultants worldwide.  Our training consultants are selected from a large number of experienced applicants.  These consultants generally have several years of training and/or consulting experience and are known for their excellent presentation skills.  Once selected, the training consultant goes through a rigorous training program including multiple live presentations.  The training program ultimately results in the Company's certification of the consultant.

International Operations

We deliver training services and products internationally through Company-owned and licensed operations.  We have wholly-owned operations and offices in Australia, Canada, Japan, and the United Kingdom.  We also have licensed operations in Argentina, Angola, Austria, Bahrain, Bangladesh, Belgium, Bermuda, Bolivia, Botswana, Brazil, Bulgaria, Chile, China, Colombia, Costa Rica, Croatia, Czech Republic, Cyprus, Denmark, Dominican Republic, Ecuador, Egypt, El Salvador, Estonia, Finland, France, Germany, Greece, Guatemala, Hong Kong, Hungary, India, Iceland, Indonesia, Israel, Italy, Jordon, Kenya, Kuwait, Latvia, Lebanon, Lesotho, Lithuania, Luxembourg, Madagascar, Malaysia, Mauritius, Mexico, Mozambique,  Namibia, Nepal, Netherlands, Nicaragua, Nigeria, Norway, Oman, Panama, Paraguay, Peru, Philippines, Poland, Portugal, Puerto Rico, Romania, Russia, Qatar, Saudi Arabia, Serbia, Singapore, Slovak Republic, Slovenia, South Africa, South Korea, Spain, Sri Lanka, Swaziland, Sweden, Switzerland, Tanzania, Taiwan, Thailand, Trinidad/Tobago, Turkey, UAE, Ukraine, Uruguay, Venezuela, Vietnam, and Zambia.  There are also licensee retail operations in Hong Kong and South Korea.  Our nine most popular books, The 7 Habits of Highly Effective People, Principle–Centered Leadership, The 10 Natural Laws of Time and Life Management, First Things First, The Power Principle, The 7 Habits of Highly Effective Families, The 7 Habits of Highly Effective Teen, The 8th Habit: From Effectiveness to Greatness, and The Six Most Important Decisions You’ll Ever Makes are currently published in multiple languages.   Financial information about our foreign operations is contained in Note 19 to our consolidated financial statements.

Clients

We have a relatively broad base of organizational and individual clients.  We have more than 6,000 organizational clients consisting of corporations, governmental agencies, educational institutions, and other organizations.  We believe that our products, workshops, and seminars encourage strong client loyalty.  Employees in each of our domestic and international distribution channels focus on providing timely and courteous responses to client requests and inquiries.  Due to the nature of our business, the Company does not have, nor has it had, a significant backlog of firm orders.

Competition

Competition in the performance skills organizational training and education industry is highly fragmented with few large competitors.  We estimate that the industry represents more than $7 billion in annual revenues and that the largest traditional organizational training firms have sales in the $100 million to $400 million range.  Based upon our fiscal 2008 OSBU sales of $150.4 million, we believe we are a leading competitor in the organizational training and education market.  Other significant competitors in the training market are Development Dimensions International, Institute for International Research (IIR), Organizational Dynamics Inc., American Management Association, Wilson Learning, Forum Corporation, EPS Solutions and the Center for Creative Leadership.

Given the relative ease of entry in our training market, the number of competitors could increase, many of whom may imitate existing methods of distribution, or could offer similar products and seminars at lower prices.  Some of these companies may have greater financial and other resources than us.  We believe that our products compete primarily on the basis of quality, proven results, content, client loyalty, price, and client service.  We also believe our curriculum based upon best-selling books, which encompasses relevant high-quality video segments, has become a competitive advantage.  This advantage is strengthened and enhanced by our ability to easily train individuals within organizations to become client facilitators who in turn can effectively relay our curriculum throughout their organization.  Moreover, we believe that we are a market leader in the United

States in productivity, leadership and execution products and services.  Increased competition from existing and future competitors could, however, have a material adverse effect on our sales and profitability.

Manufacturing and Distribution

Following the sale of CSBU in fiscal 2008, we no longer manufacture a significant portion of our products.  We purchase our training materials and related products from various vendors and suppliers located both domestically and internationally and we are not dependent upon any one vendor for the production of our training and related materials as the raw materials for these products are readily available.  We currently believe that we have good relationships with our suppliers and contractors.

During fiscal 2001, we entered into a long-term contract with Electronic Data Systems (EDS) to provide warehousing and distribution services for our training products and related accessories.  EDS maintains a facility at the Company’s headquarters as well as at other locations throughout North America.

Research and Development

FranklinCovey believes that the development of new curricula and related products are important to maintaining its competitive position.  Our products and services are conceived, designed, and developed through the collaboration of our internal innovations group and external partner organizations.  We expense in the same year incurred part of the costs to develop new curricula and products.  Curriculum costs are only capitalized when a course is developed that will result in significant future benefits or when there is a major revision to a course or course materials.  Our research and development expenditures totaled $4.6 million, $3.3 million, and $2.3 million in fiscal years 2008, 2007, and 2006 respectively.  Capitalized curriculum development costs are reported as a component of other long-term assets in our consolidated balance sheets and totaled $6.8 million and $8.6 million at August 31, 2008 and 2007.  Amortization of capitalized curriculum development costs is reported as a component of cost of sales.

Trademarks, Copyrights, and Intellectual Property

We seek to protect our intellectual property through a combination of trademarks, copyrights, and confidentiality agreements.  We claim rights for 80 trademarks in the United States and have obtained registration in the United States and many foreign countries for many of our trademarks, including FranklinCovey, The 7 Habits of Highly Effective People, Principle–Centered Leadership, The 4 Disciplines of Execution, FranklinCovey Planner, PlanPlus, The 7 Habits, and The 8th Habit.  We consider our trademarks and other proprietary rights to be important and material to our business.  Each of the marks set forth in italics above is a registered mark or a mark for which protection is claimed.

We own sole or joint copyrights on our planning systems, books, manuals, text and other printed information provided in our training seminars, and other electronic media products, including audio tapes and video tapes.  We license, rather than sell, facilitator workbooks and other seminar and training materials in order to protect our intellectual property rights therein.  FranklinCovey places trademark and copyright notices on its instructional, marketing and advertising materials.  In order to maintain the proprietary nature of our product information, we enter into written confidentiality agreements with certain executives, product developers, sales professionals, training consultants, other employees and licensees.  Although we believe the protective measures with respect to our proprietary rights are important, there can be no assurance that such measures will provide significant protection from competitors.

Employees

At August 31, 2008, FranklinCovey had over 600 full- and part-time associates located in the United States of America, Japan, the United Kingdom, Canada, and Australia.  During fiscal 2001, we outsourced a significant part of our information technology services, customer service, distribution and warehousing operations to EDS.  A number of the Company’s former employees involved in these operations are now employed by EDS to provide those services to FranklinCovey.  None of our associates are represented by a union or other collective bargaining group.

Management believes that its relations with its associates are good and we do not currently foresee a shortage in qualified personnel needed to operate our business.

Available Information

The Company’s principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331 and our telephone number is (801) 817-1776.

We regularly file reports with the Securities Exchange Commission (SEC).  These reports include, but are not limited to, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and security transaction reports on Forms 3, 4, or 5.  The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains electronic versions of the Company’s reports, proxy and information statements, and other information that the Company files with the SEC on its website at www.sec.gov.

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

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and their levels of business activity.

Global economic and political conditions affect our clients’ businesses and the markets in which they operate.  A serious and/or prolonged economic downturn combined with a negative or uncertain political climate could adversely affect our clients’ financial condition and the business activity of our clients.  These conditions may reduce the demand for our services and solutions or depress the pricing of those services and have a material adverse impact on our results of operations.  Changes in global economic conditions may also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain.  Such economic, political, and client spending conditions are influenced by a wide range of factors that are beyond our control and that we have no comparative advantage in forecasting.  If we are unable to successfully anticipate these changing conditions, we may be unable to effectively plan for and respond to those changes, and our business could be adversely affected.

Our business success also depends in part upon continued growth in the use of training and consulting services in business by our current and prospective clients.  In challenging economic environments, our clients may reduce or defer their spending on new services and consulting solutions in order to focus on other priorities.  At the same time, many companies have already invested substantial resources in their current means of conducting their business and they may be reluctant or slow to adopt new approaches that could disrupt existing personnel and/or processes.  If the growth in the general use of training and consulting services in business or our clients’ spending on these items declines, or if we cannot convince our clients or potential clients to embrace new services and solutions, our results of operations could be adversely affected.

In addition, our business tends to lag behind economic cycles and, consequently, the benefits of an economic recovery following a period of economic downturn may take longer for us to realize than other segments of the economy.

We operate in an intensely competitive industry and our competitors may develop courses that adversely affect our ability to sell our offerings.

The training and consulting services industry is intensely competitive with relatively easy entry.  Competitors continually introduce new programs and services that may compete directly with our offerings or that may make our offerings uncompetitive or obsolete.  Larger and better capitalized competitors may have superior abilities to compete for clients and skilled professionals, reducing our ability to deliver quality work to our clients.  In addition, one or more of our competitors may develop and implement training courses or methodologies that may adversely affect our ability to sell our curricula and products to new clients.  Any one of these circumstances could have a material adverse effect on our ability to obtain new business and successfully deliver our services and solutions.

Our results of operations may be negatively affected if we cannot expand and develop our services and solutions in response to client demand.

Our success depends upon our ability to develop and deliver services and consulting solutions that respond to rapid and continuing changes in client needs.  We may not be successful in anticipating or responding to these developments on a timely basis and our offerings may not be successful in the marketplace.  The implementation and introduction of new programs and solutions may entail more risk than supplying existing offerings to our clients.  In addition, the introduction of new or competing services or solutions by current or future competitors may render our service or solution offerings obsolete.  Any one of these circumstances may have an adverse impact upon our business and results of operations.

Our business could be adversely affected if our clients are not satisfied with our services.

The success of our business model significantly depends on our ability to attract new work from our base of existing clients, as well as new work from prospective clients.  Our business model also depends on the relationships our senior executives and sales personnel develop with our clients so that we can understand our clients’ needs and deliver services and solutions that are specifically tailored to those needs.  If a client is not satisfied with the quality of work performed by us, or with the type of services or solutions delivered, then we may incur additional costs to remediate the situation, the profitability of that work might be decreased, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client.  In particular, clients that are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date and could direct future business to our competitors.  In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients.

Our profitability could decrease if we are unable to control our costs.

Our future success and profitability depend in part on our ability to achieve the appropriate cost structure and improve our efficiency in the highly competitive services industry in which we compete.  We regularly monitor our operating costs and develop initiatives and business models that impact our operations and are designed to improve our profitability.  Our recent initiatives have included redemptions of preferred stock, exiting non-core businesses, asset sales, headcount reductions, and other internal initiatives designed to reduce our operating costs.  If we do not achieve targeted business model cost levels and manage our costs and processes to achieve additional efficiencies, our competitiveness and profitability could decrease.

Our work with governmental clients exposes us to additional risks that are inherent in the government contracting process.

Our clients include national, provincial, state, and local governmental entities and our work with these governmental entities has various risks inherent in the government contracting process.  These risks include, but are not limited to, the following:

•
Governmental entities typically fund projects through appropriated monies.  While these projects are often planned and executed as multi-year projects, the government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and at their convenience. Changes in government or political developments could result in changes in scope or in termination of our projects.

•
Government entities often reserve the right to audit our contract costs, including allocated indirect costs, and conduct inquiries and investigations of our business practices with respect to our government contracts. If the governmental entity finds that the costs are not reimbursable, then we will not be allowed to bill for those costs or the cost must be refunded to the client if it has already been paid to us. Findings from an audit also may result in our being required to prospectively adjust previously agreed rates for our work and may affect our future margins.

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

Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs.

Our profit margin on our services and solutions is largely a function of the rates we are able to recover for our services and the utilization, or chargeability, of our trainers, client partners, and consultants.  Accordingly, if we are unable to maintain sufficient pricing for our services or an appropriate utilization rate for our training professionals without corresponding cost reductions, our profit margin and overall profitability will suffer.  The rates that we are able to recover for our services are affected by a number of factors, including:

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

During recent periods we have maintained favorable utilization rates.  However, there can be no assurance that we will be able to maintain favorable utilization rates in future periods.  Additionally, we may not achieve a utilization rate that is optimal for us.  If our utilization rate is too high, it could have an adverse effect on employee engagement and attrition.  If our utilization rate is too low, our profit margin and profitability could suffer.

If our pricing structures do not accurately anticipate the cost and complexity of performing our services, then our contracts may become unprofitable.

We negotiate pricing terms with our clients utilizing a range of pricing structures and conditions. Depending on the particular contract and service to be provided, these include time-and-materials pricing, fixed-price pricing, and contracts with features of both of these pricing models.  Our pricing is highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate.  If we do not accurately estimate the costs and time necessary to deliver our work, our contracts could prove unprofitable for us or yield lower profit margins than anticipated.  There is a risk that we may under price our contracts, fail to accurately estimate the costs of performing the work, or fail to accurately assess the risks associated with potential contracts.  In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of our work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our profit margin.

Our global operations pose complex management, foreign currency, legal, tax, and economic risks, which we may not adequately address.

We have Company-owned offices in Australia, Canada, Japan, and the United Kingdom.  We also have licensed operations in numerous other foreign countries.  As a result of these foreign operations and their growing impact upon our results of operations, we are subject to a number of risks, including:

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

We may experience foreign currency gains and losses.

Our sales outside of the United States totaled $62.9 million, or 24 percent of total sales, for the year ended August 31, 2008.  As our international operations continue to grow and become a larger component of our overall financial results, our revenues and operating results may be adversely affected when the dollar strengthens relative to other currencies and may be positively affected when the dollar weakens.  In order to manage a portion of our foreign currency risk, we make limited use of foreign currency derivative contracts to hedge certain transactions and translation exposure.  There can be no guarantee that our foreign currency risk management strategy will be effective in reducing the risks associated with foreign currency transactions and translation.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.

Because we provide services to clients in many countries, we are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy and labor relations.  Violations of these regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business, and damage to our reputation.  Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations.  Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.

In many parts of the world, including countries in which we operate, practices in the local business community might not conform to international business standards and could violate anticorruption regulations, including the U.S. Foreign Corrupt Practices Act, which prohibits giving anything of value intended to influence the awarding of government contracts.  Although we have policies and procedures to ensure legal and regulatory compliance, our employees, licensee operators, and agents could take actions that violate these requirements.  Violations of these regulations could subject us to criminal or civil enforcement actions, including fines and suspension or disqualification from U.S. federal procurement contracting, any of which could have a material adverse effect on our business.

Failure to comply with the terms and conditions of our credit facility may have an adverse effect upon our business and operations.

Our line of credit facility requires us to be in compliance with customary non-financial terms and conditions as well as specified financial ratios.  Failure to comply with these terms and conditions or maintain adequate financial performance to comply with specific financial ratios entitles the lender to certain remedies, including the right to immediately call due any amounts outstanding on the line of credit.  Such events would have an adverse effect upon our business and operations as there can be no assurance that we may be able to obtain other forms of financing or raise additional capital on terms that would be acceptable to us.

Our strategy to focus on training and consulting services may not be successful and may not lead to the desired financial results.

During the fourth quarter of fiscal 2008, we sold substantially all of the assets of our Consumer Solutions Business Unit (CSBU) to a newly formed entity, Franklin Covey Products.  Although we believe the sale of the CSBU assets will allow us to focus our resources and abilities on our services and solutions offerings, many of the aspects of this plan, including future economic conditions and the business strength of our clients, are not within our control and we may not achieve our expected financial results within our anticipated timeframe.

If we are unable to attract, retain, and motivate high-quality employees, including training consultants and other key training representatives, we will not be able to compete effectively and will not be able to grow our business.

Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve our clients and grow our business.  Competition for skilled personnel is intense at all levels of experience and seniority.  To address this competition, we may need to further adjust our compensation practices, which could put upward pressure on our costs and adversely affect our profit margins.  At the same time, the profitability of our business model is partially dependent on our ability to effectively utilize personnel with the right mix of skills and experience to effectively deliver our programs and content.  There is a risk that at certain points in time and in certain geographical regions, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds we require, or that it will prove difficult to retain them in a competitive labor market.  If we are unable to hire and retain talented employees with the skills, and in the locations, we require, we might not be able to deliver our content and solutions services.  If we need to re-assign personnel from other areas, it could increase our costs and adversely affect our profit margins.

In order to retain key personnel, we continue to offer a variable component of compensation, the payment of which is dependent upon our sales performance and profitability.  We adjust our compensation levels and have adopted different methods of compensation in order to attract and retain appropriate numbers of employees with the necessary skills to serve our clients and grow our business.  We may also use equity-based performance incentives as a component of our executives’ compensation, which may affect amounts of cash compensation.  Variations in any of these areas of compensation may adversely impact our operating performance.

If we are unable to collect our accounts receivable on a timely basis, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for services performed.  We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles.  We maintain allowances against our receivables and unbilled services that we believe are adequate to reserve for potentially uncollectible amounts.  However, actual losses on client balances could differ from those that we currently anticipate and as a result we might need to adjust our allowances and there is no guarantee that we will accurately assess the creditworthiness of our clients.  Macroeconomic conditions could also result in financial difficulties for our clients, and as a result could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or not pay their obligations to us.  Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our invoiced revenues.  If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected.  In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

Our financial success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property.  The existing laws of some countries in which we provide services might offer only limited protection of our intellectual property rights.  To protect our intellectual property, we rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights.  The steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights, especially in foreign jurisdictions.

The loss of proprietary methodologies or the unauthorized use of our intellectual property may create greater competition, loss of revenue, adverse publicity, and may limit our ability to reuse that intellectual property for other clients.  Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future engagements.

Our strategy of outsourcing certain functions and operations may fail to reduce our costs for these services.

We have an outsourcing contract with Electronic Data Systems (EDS) to provide warehousing, distribution, and information system operations.  Under the terms of the outsourcing contract and its addendums, EDS provides warehousing and distribution services and supports our various information systems.  Due to the nature of our outsourced operations, we are unable to exercise the same level of control over outsourced functions and the actions of EDS employees in outsourced roles as our own employees.  As a result, the inherent risks associated with these outsourced areas of operation may be increased.

Our outsourcing contracts with EDS also contain early termination provisions that we may exercise under certain conditions.  However, in order to exercise the early termination provisions, we would have to pay specified penalties to EDS depending upon the circumstances of the contract termination.

We have significant intangible asset balances that may be impaired if cash flows from related activities decline.

At August 31, 2008 we had $72.3 million of intangible assets, which were primarily generated from the fiscal 1997 merger with the Covey Leadership Center.  These intangible assets are evaluated for impairment based upon cash flows (definite-lived intangible assets) and estimated royalties from revenue streams (indefinite-lived intangible assets).  Although our current sales and cash flows are sufficient to support the carrying basis of these intangibles, if our sales and corresponding cash flows decline, we may be faced with significant asset impairment charges that would have an adverse impact upon our operating margin and overall results of operations.

Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services.

If we fail to meet our contractual obligations, fail to disclose our financial or other arrangements with our business partners or otherwise breach obligations to clients, we could be subject to legal liability.  We may enter into non-standard agreements because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines.  We may also find ourselves committed to providing services that we are unable to deliver or whose delivery will cause us financial loss.  If we cannot, or do not perform our obligations, we could face legal liability and our contracts might not always protect us adequately through limitations on the scope of our potential liability.  If we cannot meet our contractual obligations to provide services and solutions, and if our exposure is not adequately limited through the terms of our agreements, then we might face significant legal liability and our business could be adversely affected.

We depend on key personnel, the loss of whom could harm our business.

Our future success will depend, in part, on the continued service of key executive officers and personnel.  The loss of the services of any key individuals could harm our business.  Our future success also depends on our ability to identify, attract, and retain additional qualified senior personnel.  Competition for such individuals in our industry is intense and we may not be successful in attracting and retaining such personnel.

Our future quarterly operating results are subject to factors that can cause fluctuations in our stock price.

Historically, our stock price has experienced significant volatility.  We expect that our stock price may continue to experience volatility in the future due to a variety of potential factors that may include the following:

•	Fluctuations in our quarterly results of operations and cash flows
•	Increased overall market volatility
•	Variations between our actual financial results and market expectations
•	Changes in our key balances, such as cash and cash equivalents
•	Currency exchange rate fluctuations
•	Unexpected asset impairment charges
•	Lack of analyst coverage

In addition, the stock market has recently experienced substantial price and volume fluctuations that have impacted our stock and other equity issues in the market.  These factors, as well as general investor concerns regarding the credibility of corporate financial statements, may have a material adverse effect upon our stock price in the future.

We may need additional capital in the future, and this capital may not be available to us on favorable terms.

We may need to raise additional funds through public or private debt offerings or equity financings in order to:

•	Develop new services, programs, or offerings
•	Take advantage of opportunities, including expansion of the business
•	Respond to competitive pressures

Any additional capital raised through the sale of equity could dilute current shareholders’ ownership percentage in us.  Furthermore, we may be unable to obtain the necessary capital on terms or conditions that are favorable to us, or at all.

We are the creditor for a management common stock loan program that may not be fully collectible.

We are the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock.  For further information regarding our management common stock loan program, refer to the notes to our consolidated financial statements as found in Item 8 of this Annual Report on Form 10-K.  Our inability to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

We may have exposure to additional tax liabilities.

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

We could have liability or our reputation could be damaged if we do not protect client data or if our information systems are breached.

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

International hostilities, terrorist activities, and natural disasters may prevent us from effectively serving our clients and thus adversely affect our operating results.

Acts of terrorist violence, armed regional and international hostilities, and international responses to these hostilities, natural disasters, global health risks or pandemics or the threat of or perceived potential for these events, could have a negative impact on our directly owned or licensee operations.  These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles.  These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners or clients.  By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us or our licensee partners to deliver services to clients.  Extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients.  While we plan and prepare to defend against each of these occurrences, we might be unable to protect our people, facilities and systems against all such occurrences.  We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars.  If these disruptions prevent us from effectively serving our clients, our operating results could be adversely affected.

A natural or man-made disaster in Salt Lake City, Utah could have an adverse effect on our business.

We manufacture and ship training materials at numerous sites located around the world.  However, a significant portion of our training materials are manufactured and shipped from facilities located in Salt Lake City, Utah.  In the event that these facilities were severely damaged or destroyed as a result of a natural or man-made disaster, we could suffer significant disruptions to our ability to manufacture and ship training materials to our clients.  Such events may have a material adverse effect on our business prospects, results of operations, and financial condition.

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

Corporate Facilities
Corporate Headquarters and Administrative Offices:
Salt Lake City, Utah (7 buildings) – all leased

Organizational Solutions Business Unit
Regional Sales Offices:
United States (5 locations) – all leased

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

A significant portion of our corporate headquarters campus located in Salt Lake City, Utah is subleased to several unrelated entities.

The following significant developments occurred during fiscal 2008 that affected our properties:

•	During the fourth quarter of fiscal 2008, we completed the sale of our Consumer Solutions Business Unit, which operated retail stores both domestically and in certain international locations.

•	In connection with a restructuring plan initiated in the fourth quarter of fiscal 2008, we closed one domestic regional sales office and intend to close our Canadian facility in fiscal 2009.

ITEM 3.    Legal Proceedings

In August 2005, EpicRealm Licensing (EpicRealm) filed an action in the United States District Court for the Eastern District of Texas against the Company for patent infringement.  The action alleged that the Company infringed upon two of EpicRealm’s patents directed to managing dynamic web page requests from clients to a web server that in turn uses a page server to generate a dynamic web page from content retrieved from a data source.  The Company denied liability in the patent infringement and filed counter-claims related to the case subsequent to the filing of the action in District Court.  However, during the fiscal year ended August 31, 2008, the Company paid EpicRealm a one-time license fee of $1.0 million for a non-exclusive, irrevocable, perpetual, and royalty-free license to use any product, system, or invention covered by the disputed patents.  In connection with the purchase of the license, EpicRealm and the Company agreed to dismiss their claims with prejudice and the Company is released from further action regarding these patents.

The Company is also the subject of certain other legal actions, which we consider routine to our business activities.  At August 31, 2008, we believe that, after consultation with legal counsel, any potential liability to the Company under such actions will not materially affect our financial position, liquidity, or results of operations.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended August 31, 2008.

PART II

ITEM 5.    Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

FranklinCovey’s common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “FC.”  The following table sets forth the high and low sale prices per share for our common stock, as reported on the NYSE, for the fiscal years ended August 31, 2008 and 2007.

	High	Low
Fiscal Year Ended August 31, 2008:
Fourth Quarter	$9.32	$7.35
Third Quarter	8.76	6.72
Second Quarter	8.00	6.86
First Quarter	7.75	5.91

Fiscal Year Ended August 31, 2007:
Fourth Quarter	$8.99	$6.97
Third Quarter	9.01	7.10
Second Quarter	8.15	5.66
First Quarter	6.18	4.96

On November 3, 2008, our common stock closed at $5.25 per share.  Subsequent to our fiscal year end on August 31, 2008 the stock market in the United States experienced increased volatility and suffered significant losses primarily as a result of the credit and liquidity crises.  Due to the serious and unpredictable nature of these factors affecting the stock market, we are unable to determine what, if any, impact these external factors may have upon our stock price in future periods.

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2008 or 2007.  We currently anticipate that we will retain all available funds to repay our line of credit obligation, finance future growth and business opportunities, and to purchase shares of our common stock.  We do not intend to pay cash dividends on our common stock in the foreseeable future.

As of November 3, 2008, the Company had 16,879,498 shares of common stock outstanding, which were held by 392 shareholders of record.

Purchases of Common Stock

The following table summarizes Company purchases of common stock during the fiscal quarter ended August 31, 2008:
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
June 1, 2008 to July 5, 2008	-		$-	none	$2,413

July 6, 2008 to August 2, 2008	-		-	none	2,413

August 3, 2008 to August 31, 2008	3,027,027	(1)	9.32	3,027,027	2,413	(2)

Total Common Shares	3,027,027		$9.32	3,027,027

(1)
During August 2008, we completed a modified “Dutch Auction” tender offer in which we were able to purchase 3,027,027 shares of our common stock for $9.25 per share plus costs necessary to conduct the tender offer.

(2)
In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock.  All previous authorized common stock purchase plans were canceled.  Following the approval of this common stock purchase plan, we have purchased a total of 1,009,300 shares of our common stock for $7.6 million through August 31, 2008 under the terms of this plan.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return indexed to August 31, 2003, calculated on a dividend reinvested basis, for the five fiscal years ended August 31, 2008, for Franklin Covey Co. common stock, the S&P SmallCap 600 Index, and the S&P Diversified Commercial Services Index.  The Company was previously included in the S&P 600 SmallCap Index and was assigned to the S&P Diversified Commercial and Professional Services Index within the S&P 600 SmallCap Index.  The Company believes that if it were included in an index it would be included in the indices where it was previously listed.  The Diversified Commercial Services Index consists of 7 companies similar in size and nature to Franklin Covey.  The Company is no longer a part of the S&P 600 SmallCap Index but believes that the S&P 600 SmallCap Index and the Diversified

Commercial Services Index continues to provide appropriate benchmarks with which to compare our stock performance.

Indexed Returns
Franklin Covey Co.
S&P SmallCap 600 Index
Diversified Commercial Services
700.00
600.00
500.00
400.00
300.00
200.00
100.00
0.00
Aug-03
Aug-04
Aug-05
Aug-06
Aug-07
Aug-08

ITEM 6.    Selected Financial Data

The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of Franklin Covey and the related footnotes as found in Item 8 of this report on Form 10-K.  During fiscal 2008, we sold substantially all of the assets of our Consumer Solutions Business Unit (CSBU), which was primarily responsible for the sale of our products to consumers.  Based upon applicable accounting guidance, the operations of CSBU did not qualify for discontinued operations presentation and therefore no prior periods were adjusted to reflect the sale of the CSBU assets.

August 31,	2008	2007	2006	2005	2004
In thousands, except per share data

Income Statement Data:
Net sales	$260,092	$284,125	$278,623	$283,542	$275,434
Income (loss) from operations	16,760	18,084	14,046	8,443	(9,064)
Net income (loss) before income taxes	13,834	15,665	13,631	9,101	(8,801)
Income tax benefit (provision)(1)	(7,986)	(8,036)	14,942	1,085	(1,349)
Net income (loss)(1)	5,848	7,629	28,573	10,186	(10,150)
Net income (loss) available to common shareholders(1)	5,848	5,414	24,188	(5,837)	(18,885)

Earnings (loss) per share:
Basic	$.30	$.28	$1.20	$(.34)	$(.96)
Diluted	$.29	$.27	$1.18	$(.34)	$(.96)

Balance Sheet Data:
Total current assets	$67,911	$70,103	$87,120	$105,182	$92,229
Other long-term assets	11,768	14,542	12,249	9,051	7,305
Total assets	178,927	196,631	216,559	233,233	227,625

Long-term obligations	38,762	35,178	35,347	46,171	13,067
Total liabilities	100,173	95,712	83,210	100,407	69,146

Preferred stock(2)	-	-	37,345	57,345	87,203
Shareholders’ equity	78,754	100,919	133,349	132,826	158,479

(1)	Net income in fiscal 2006 includes the impact of deferred tax asset valuation allowance reversals totaling $20.3 million.

(2)	During fiscal 2007, we redeemed all remaining outstanding shares of Series A preferred stock at its liquidation preference of $25 per share plus accrued dividends.

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

The Company suggests that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and related notes as presented in Item 8 of this report on Form 10-K.

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

FranklinCovey believes that great organizations consist of great people who form great teams that produce great results.  To achieve great results, we seek to improve the effectiveness of organizations and individuals and we are a worldwide leader in providing integrated learning and performance solutions to organizations and individuals that are designed to enhance leadership, strategic execution, productivity, sales force effectiveness, communications, and other skills.  Historically, our solutions included products and services that encompassed training and consulting, assessment, and various application tools that were generally available in electronic or paper-based formats.  Our products and services were available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com and our best-known offerings in the marketplace included the FranklinCovey Planner™, and a suite of individual-effectiveness and leadership-development training products based on the best-selling book The 7 Habits of Highly Effective People.

Over the past several years, the strategic focus of both our Consumer Solutions Business Unit (CSBU), which was focused primarily on sales of our products, and our Organizational Solutions Business Unit (OSBU), which was focused on the development and delivery of training, consulting, and related services, has changed significantly.  As a consequence of these changes in strategic direction, we determined that the extent of overlap between our training and consulting offerings and our products has diminished.  After significant analysis and deliberation, it became apparent that these business units would be able to operate more effectively as separate companies, each with clear and distinct strategic objectives, market definitions, and competitive products and services.  This conclusion persuaded us to sell substantially all of the operations of the CSBU.  During the fourth quarter of our fiscal year ended August 31, 2008, we completed the sale of the CSBU to a newly formed entity, Franklin Covey Products, LLC and reported a gain of $9.1 million from the transaction.  Franklin Covey Products, LLC was formed with the objective of expanding the worldwide sales of Franklin Covey products through proprietary channels and through third-party retailers as governed by a comprehensive license agreement with the Company.

Following the sale of the CSBU, we will be able to focus our full resources on the continued expansion of our training, consulting, content-rich media, and thought leadership businesses, which currently operate in 147 countries.  Our business will primarily consist of training, consulting, and assessment services and products to help organizations and individuals achieve superior results by focusing on and executing on top priorities, building the capability of knowledge workers, and aligning business processes.  Our training, consulting, and assessment offerings include services based upon the popular workshop The 7 Habits of Highly Effective People®; Leadership: Great Leaders—Great  Teams—Great

Results™; The 4 Disciplines of ExecutionTM; FOCUS: Achieving Your Highest Priorities; The 8 Habits of a Successful Marriage; Building Business Acumen; Championing Diversity; Leading at the Speed of Trust; Writing Advantage, and Presentation Advantage.  During fiscal 2008, we introduced a new suite of services designed to help our clients improve their sales through increased customer loyalty.  We also consistently seek to create, develop, and introduce new services and products that will help our clients achieve greatness.

The key factors that influence our operating results include the number of organizations that are active customers; the number of people trained within those organizations; the availability of budgeted training spending at our clients and prospective clients, which is significantly influenced by general economic conditions; and our ability to manage operating costs necessary to develop and provide meaningful training and related products to our clients.

The sale of the CSBU assets was completed with approximately two months left in our fiscal year ended August 31, 2008, and based upon continuing involvement we will not present the financial results of the CSBU in a discontinued operations format.  Refer to Note 2 of the Notes to the Consolidated Financial Statements in Item 8 for a discussion of the components of the gain and the accounting treatment of the sale of the CSBU assets.  Since the CSBU accounted for approximately 47 percent of our consolidated sales in fiscal 2007, the sale of the CSBU had a significant impact on our fiscal 2008 financial results and will have an even more pronounced comparative impact on our financial statements in future periods.

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2008, fiscal 2007, and fiscal 2006, refers to the twelve-month periods ended August 31, 2008, 2007, and 2006.

RESULTS OF OPERATIONS

Overview of the Fiscal Year ended August 31, 2008

Our fiscal 2008 operating results were significantly affected by the fourth quarter sale of our CSBU operations, which is described above.  The sale of our CSBU operations primarily affected our financial statements through reduced product sales in the fourth quarter, a corresponding reduction in our gross profit, reduced selling, general, and administrative expenses, and the recognition of a $9.1 million gain.  We used substantially all of the net proceeds from the sale of the CSBU to purchase approximately 3.0 million shares of our common stock for $28.2 million through a modified “Dutch Auction” tender offer that was completed close to August 31, 2008.  Since the tender offer was completed so near the end of our fiscal year, it did not have a significant impact on our weighted average shares outstanding or our calculation of earnings per common share for the year.

For the year ended August 31, 2008, our consolidated sales decreased to $260.1 million compared to $284.1 million in fiscal 2007.  The decrease in sales was primarily due to the sale of CSBU combined with declining product sales during the fiscal year, which were partially offset by improved training and consulting service sales.  For the year ended August 31, 2008, we reported income from operations of $16.8 million, including the gain from the sale of CSBU, compared to $18.1 million in fiscal 2007, and our income before taxes decreased to $13.8 million compared to $15.7 million in the prior year.  However, with the favorable impact of reduced preferred dividends resulting from the fiscal 2007 redemption of the remaining preferred stock, our net income available to common shareholders increased to $5.8 million compared to $5.4 million in fiscal 2007.

The following information is intended to provide an overview of the primary factors that influenced our financial results for the fiscal year ended August 31, 2008:

•
Sales Performance – Our consolidated sales decreased $24.0 million compared to the prior year primarily due to the sale of CSBU and declining product sales that occurred during fiscal 2008.  Our training and consulting services sales increased by $0.4 million compared to fiscal 2007, which was primarily attributable to improvements in sales through our international delivery channels.

•
Gross Profit – Consolidated gross profit decreased to $161.8 million compared to $175.1 million in fiscal 2007.  However, our gross margin, which is gross profit stated as a percentage of sales, increased to 62.2 percent compared to 61.6 percent in the prior year.  The increase in gross margin was due to increased training and consulting services as a percent of total sales during fiscal 2008 since the majority of our training and consulting services have higher gross margins than our product sales.

•
Operating Costs – Our operating costs, excluding the gain on the sale of CSBU and the fiscal 2007 gain on the manufacturing facility, decreased by $4.1 million compared to fiscal 2007.  The decrease in operating costs was attributable to a $7.9 million decrease in selling, general, and administrative expense, which was primarily due to the sale of CSBU, that was partially offset by a $2.1 million restructuring charge, a $1.5 million impaired asset charge, and a $0.3 million increase in depreciation expense.

Further details regarding these items can be found in the comparative analysis of fiscal 2008 compared to fiscal 2007 as discussed in this management’s discussion and analysis.

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items through income before income taxes in our consolidated income statements:

YEAR ENDED AUGUST 31,	2008	2007	2006
Training and consulting services sales	53.1%	48.5%	43.9%
Product sales	46.9	51.5	56.1
Total sales	100.0	100.0	100.0

Training and consulting services cost of sales	17.2	15.2	14.6
Product cost of sales	20.6	23.2	25.1
Total cost of sales	37.8	38.4	39.7
Gross profit	62.2	61.6	60.3

Selling, general, and administrative	54.3	52.5	52.0
Gain on sale of CSBU assets	(3.5)	-	-
Gain on sale of manufacturing facility	-	(0.4)	-
Restructuring costs	0.8	-	-
Impairment of assets	0.6	-	-
Depreciation	2.2	1.8	1.9
Amortization	1.4	1.3	1.4
Total operating expenses	55.8	55.2	55.3
Income from operations	6.4	6.4	5.0

Interest income	0.1	0.3	0.5
Interest expense	(1.2)	(1.2)	(0.9)
Recovery from legal settlement	-	-	0.3
Income before income taxes	5.3%	5.5%	4.9%

Segment Review

During the majority of fiscal 2008 we had two operating segments:  the Organizational Solutions Business Unit (OSBU) and the Consumer Solutions Business Unit (CSBU).  However, during the fourth quarter of fiscal 2008, we completed the sale of substantially all of the assets of the CSBU, which reduced amounts reported by that segment in fiscal 2008 by approximately two monthly reporting periods.  The following is a description of these segments, their primary operating components, and their significant business activities during the periods reported:

Organizational Solutions Business Unit – The OSBU is primarily responsible for the development, marketing, sale, and delivery of strategic execution, productivity, leadership, sales force performance, and communication training and consulting solutions directly to organizational clients, including other companies, the government, and educational institutions.  The OSBU includes the financial results of our domestic sales force, public programs, and certain international operations.  The domestic sales force is responsible for the sale and delivery of our training and consulting solutions services in the United States.  Our international sales group includes the financial results of our directly owned foreign offices and royalty revenues from licensees.

Consumer Solutions Business Unit – This business unit was primarily focused on sales to individual customers and small business organizations and included the results of our domestic retail stores, consumer direct operations (primarily Internet sales and call center), wholesale operations, international product channels in certain countries, and other related distribution channels, including government product sales and domestic printing and publishing sales.  The CSBU results of operations also included the financial results of our paper planner manufacturing operations.  Although CSBU sales primarily consisted of products such as planners, binders, software, totes, and related accessories, virtually any component of our leadership, productivity, and strategy execution solutions may have been purchased through our CSBU channels.

The following table sets forth sales data by category and for our operating segments for the periods indicated.  For further information regarding our reporting segments and geographic information, refer to Note 19 to our consolidated financial statements as found in Item 8 of this report on Form 10-K (in thousands).

YEAR ENDED AUGUST 31,	2008	Percent change from prior year	2007	Percent change from prior year	2006
Sales by Category:
Training and consulting services	$138,112	-	$137,708	12	$122,418
Products	121,980	(17)	146,417	(6)	156,205
	$260,092	(8)	$284,125	2	$278,623

Organizational Solutions Business Unit:
Domestic	$91,287	(2)	$93,308	10	$84,904
International	59,100	2	57,674	18	48,984
	150,387	-	150,982	13	133,888

Consumer Solutions Business Unit:
Retail stores	42,167	(22)	54,316	(13)	62,156
Consumer direct	38,662	(19)	48,018	(8)	52,171
Wholesale	16,970	(6)	17,991	1	17,782
CSBU International	7,295	(1)	7,342	(5)	7,716
Other CSBU	4,611	(16)	5,476	12	4,910
	109,705	(18)	133,143	(8)	144,735
Total net sales	$260,092	(8)	$284,125	2	$278,623

FISCAL 2008 COMPARED TO FISCAL 2007

Sales

Training and Consulting Services – We offer a variety of training courses, training related products, and consulting services focused on leadership, productivity, strategy execution, sales force performance, and effective communications that are provided both domestically and internationally through the OSBU.  Our consolidated training and consulting service sales increased by $0.4 million compared to the prior year.  Training and consulting service sales performance in fiscal 2008 was primarily influenced by the following factors in our domestic and international OSBU operations:

•
Domestic – Our domestic training sales decreased $2.0 million, or two percent, compared to fiscal 2007, primarily due to lower sales from our sales performance group, public programs, and our book and audio divisions.  Decreased sales from these groups were partially offset by increased sales from our combined geographical and vertical market sales offices and by increased sales from specialized seminar events.  During fiscal 2008, sales through our direct sales offices improved over the prior year as acceptance of our core product offerings, which includes The Seven Habits of Highly Effective People, Leadership: Great Leaders, Great Teams, Great Results, and The 4 Disciplines of Execution, continued to strengthen.

Four of our seven domestic offices generated increased year-over-year sales and sales of our training materials to our client facilitators improved four percent compared to the prior year.  Revenue from the number of training and consulting days delivered increased two percent over the prior year as our average revenue per day received increased.  The number of training days delivered, however, declined three percent compared to fiscal 2007.

•
International – International sales increased $1.4 million compared to the prior year.  Sales from our four remaining directly owned foreign offices as well as from licensee royalty revenues increased $6.9 million, or 14 percent, compared to the prior year as each of these units achieved double-digit growth.   Partially offsetting these increases was the elimination of sales from our wholly owned subsidiary in Brazil and our training operations located in Mexico.  We sold these operations to external licensees during fiscal 2007 and we now only receive royalty revenue from their operations based upon gross sales.  The conversion of these operations to licensees had a $5.4 million unfavorable impact on our international sales but improved our income from these operations compared to the prior year.  The translation of foreign sales to United States dollars had a $3.7 million favorable impact on our consolidated sales as foreign currencies strengthened against the United States dollar during fiscal 2008.

Product Sales – Consolidated product sales, which primarily consist of planners, binders, totes, software and related accessories that are primarily sold through our CSBU channels, declined $24.4 million compared to the prior year.  The decline in overall product sales during fiscal 2008 was primarily due to the sale of our CSBU operations in fiscal 2008 combined with the following performance in CSBU delivery channels prior to the effective date of the sale.

•
Retail Stores – Prior to the sale of the CSBU operations, our retail sales decreased compared to the prior year primarily due to reduced traffic in our retail locations, which was partially due to a significant increase in the number of wholesale outlets that sold our products and competed directly against our retail stores, reduced demand for technology and related products, and fewer store locations, which had a $2.5 million impact on retail sales.  Our retail store traffic, or the number of consumers entering our retail locations, declined by approximately 18 percent on a comparable basis (for stores which were open during the comparable periods) and resulted in decreased sales of “core” products (e.g. planners, binders, totes, and accessories).  Due to declining demand for electronic handheld planning products, during late fiscal 2007 we decided to exit the low-margin handheld device and related electronics accessories business, which reduced retail sales by $0.9 million compared to the prior year.  These factors combined to produce a 7 percent decline in year-over-year comparable store sales versus the prior year.

•
Consumer Direct – Sales through our consumer direct channels (primarily the Internet and call center) decreased primarily due to a decline in the number of customers visiting our website and a decline in the number of orders that are being processed through the call center.  Visits to our website decreased from the prior year by approximately 12 percent.  Declining consumer orders through the call center continues a long-term trend and decreased by approximately 14 percent compared to the prior year, which we believe was partially the result of a transition of customers to our other product channels.

•
Wholesale – Sales through our wholesale channel, which included sales to office superstores and other retail chains, decreased primarily due to the transition of a portion of our wholesale business to a new distributor and the timing of sales as the new distributor built inventories.

•
CSBU International – This channel includes the product sales of our directly owned international offices in Canada, the United Kingdom, Mexico, and Australia.  Product sales were flat through these channels compared to the prior year before the sale of CSBU.

•
Other CSBU – Other CSBU sales consist primarily of domestic printing and publishing sales and building sublease revenues.  The decline in other CSBU sales was primarily due to decreased external printing sales, which was partially offset by a $0.3 million increase in sublease revenue.

Following completion of the sale of our CSBU assets to Franklin Covey Products, we expect that our product sales will decline sharply as the majority of sales reported through the above channels are transitioned to Franklin Covey Products.

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

We record the costs associated with operating our retail stores, call center, and Internet site as part of our consolidated selling, general, and administrative expenses.  Therefore, our consolidated gross profit may not be comparable with the gross profit of other companies that include similar costs in their cost of sales.

For fiscal 2008, our consolidated gross profit decreased to $161.8 million compared to $175.1 million in fiscal 2007.  The decrease was primarily attributable to the sale of CSBU and declining product sales during fiscal 2008 prior to the sale of CSBU.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, improved to 62.2 percent of sales compared to 61.6 percent in fiscal 2007.  The slight increase in gross margin percentage was primarily attributable to the continuing shift toward increased training and consulting sales, as a percent of total sales, since training and consulting sales generally have higher margins than our product sales.  Training and consulting service sales increased to 53 percent of total sales during fiscal 2008 compared to 49 percent in the prior year.

During fiscal 2008, our training and consulting services gross margin decreased to 67.6 percent compared to 68.7 percent in the prior year.  The slight decrease was primarily attributable to increased amortization of capitalized curriculum costs during the fiscal year, which was partially offset by increased licensee royalty revenues, which have virtually no corresponding cost of sales.

For the fiscal year ended August 31, 2008, our gross margin on product sales was 56.1 percent of sales compared to 55.0 percent in the prior year.

Operating Expenses

Selling, General and Administrative – Consolidated SG&A expenses decreased $7.9 million, or 5 percent, compared to the prior year (excluding the gain on the sale of CSBU assets in fiscal 2008 and a gain on the sale of a manufacturing facility in fiscal 2007).  The decrease in SG&A expenses was primarily due to 1) the fiscal 2008 sale of the CSBU, which reduced CSBU SG&A expenses by $9.7 million in the fourth quarter of fiscal 2008 compared to the prior year; 2) a $1.7 million decrease in share-based compensation primarily due to the determination that no shares will be awarded under our fiscal 2006 or fiscal 2007 long-term incentive plans and the corresponding reversal of share-based compensation expense from those plans; 3) a $1.1 million decrease in bonuses and commissions based on sales performance in the OSBU during the year; and 4) smaller decreases in SG&A spending in various other areas of our operations.  These decreases were partially offset by 1) a $2.7 million increase in associate compensation primarily resulting from the payment of awards and bonuses subsequent to the sale of CSBU; 2) a $1.4 million increase in promotional costs in our OSBU, which were primarily comprised of increased spending for “Greatness Summit” programs for our clients and increased spending on public programs promotional materials; 3) a $0.9 million increase in legal fees primarily related to the EpicRealm litigation; and 4) a $0.6 million increase in retail store closure costs that were primarily incurred in connection with the buyout of two leases.

Following the sale of the CSBU, we expect SG&A spending to decrease in fiscal 2009 compared to the corresponding periods of fiscal 2008.

Gain on Sale of CSBU Assets – During the fourth quarter of fiscal 2008, we sold substantially all of the assets of our CSBU to Franklin Covey Products for $32.0 million in cash, subject to adjustments for working capital on the closing date of the sale, which was effective July 6, 2008.  On the date of the sale closing, the Company invested approximately $1.8 million to purchase a 19.5 percent voting interest in Franklin Covey Products, made a $1.0 million priority capital contribution with a 10 percent return, and will have the opportunity to earn contingent license fees if Franklin Covey Products achieves specified performance objectives.  We recognized a gain of $9.1 million on the sale of the CSBU assets and according to specific accounting guidance, we deferred a portion of the gain equal to our investment in Franklin Covey Products.  We will recognize the deferred gain over the life of the long-term assets acquired by Franklin Covey Products or when cash is received for payment of the priority contribution.  The gain on the sale of CSBU assets also includes a $3.5 million note receivable for reimbursable transaction costs and excess working capital that is due in January 2009.  The note receivable bears interest at Franklin Covey Products’ effective borrowing rate, which was approximately 6.0 percent at August 31, 2008.

Restructuring Costs – Following the sale of our CSBU, we initiated a restructuring plan that reduces the number of our domestic regional sales offices, decentralizes certain sales support functions, and significantly changes the operations of our Canadian subsidiary.  The restructuring plan is intended to strengthen the remaining domestic sales offices and reduce our overall operating costs.  During fiscal 2008 we expensed $2.1 million for anticipated severance costs necessary to complete the restructuring plan and we expect that the restructuring plan will be substantially completed during fiscal 2009.

Impairment of Assets – In the fourth quarter of fiscal 2008 we analyzed the expected future revenues and corresponding cash flows expected to be generated from our The 7 Habits of Highly Effective People interactive program and concluded that the expected future revenues, less direct costs, were insufficient to cover the carrying value of the capitalized development costs.  Accordingly, in the fourth quarter of fiscal 2008 we recorded a $1.5 million impairment charge to write this program down to its net realizable value.

Depreciation and Amortization – Consolidated depreciation expense increased to $5.7 million compared to $5.4 million in fiscal 2007.  The increase in our depreciation expense in fiscal 2008 was primarily due to the acceleration of $0.3 million of depreciation on a payroll software module that had a revision to its estimated useful life as we decided to outsource our payroll services and an impairment charge totaling $0.3 million for software that did not function as anticipated and was written off.  Depreciation expense in the prior year also included an impairment charge totaling $0.3 million that we recorded to reduce the carrying value of one of our printing presses to be sold to its anticipated sale price.  Based upon the sale of CSBU assets and anticipated capital spending in the remainder of fiscal 2008, we expect that total depreciation expense in future periods will decrease compared to fiscal 2008 depreciation expense levels.  During the fourth quarter of fiscal 2008 we determined that it was appropriate to reclassify depreciation expense on our subleased corporate campus from cost of sales to depreciation expense.  The depreciation expense reclassified from product cost of sales totaled $0.7 million, $0.7 million, and $0.6 million for the fiscal years ended August 31, 2008, 2007, and 2006.

Amortization expense from definite-lived intangible assets totaled $3.6 million for the fiscal years ended August 31, 2008 and 2007.  Absent any unforeseen intangible asset impairments, we expect that intangible asset amortization expense will total $3.6 million in fiscal 2009.

Following completion of the sale of CSBU assets, we anticipate that our consolidated operating expenses in future periods will decline compared to fiscal 2008 expense levels.

Interest Income and Expense

Interest Income – Our interest income decreased compared to the prior year primarily due to reduced cash balances compared to the prior year and a reduction of interest rates on our depository accounts.

Interest Expense – Interest expense remained consistent with the prior year and was reflective of borrowings on our line of credit facility and payments made on our building lease (financing obligation) during fiscal 2008.

Income Taxes

Our income tax provision for the fiscal years ended August 31, 2008 and 2007 totaled $8.0 million.  Our effective tax rate for fiscal 2008 of approximately 58 percent was higher than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.  Since the Company is currently utilizing net operating loss carryforwards, we are unable to reduce our domestic tax liability through the use of foreign tax credits, which normally result from the payment of foreign withholding taxes.  However, the utilization of domestic loss carryforwards has, and will continue to, minimize cash outflows related to domestic income taxes until they are exhausted.

On September 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (Fin 48), which had an immaterial impact on our financial statements.  Refer to Note 17 in the Notes to Consolidated Financial Statements for further details regarding our income taxes.

Preferred Stock Dividends

Our preferred stock dividends declined $2.2 million compared to fiscal 2007.  The decrease in preferred stock dividends was due to the redemption of all remaining outstanding shares of preferred stock during the third quarter of fiscal 2007.

FISCAL 2007 COMPARED TO FISCAL 2006

Sales

Training and Consulting Services – Our consolidated training and consulting service sales increased $15.3 million compared to the prior year and maintained the favorable momentum in training and consulting sales that began in fiscal 2005.  Training and consulting service sales performance during fiscal 2007 was primarily influenced by the following results in our OSBU divisions:

•
Domestic – Our domestic training, consulting, and related sales reported through the OSBU continued to show improvement over the prior year and increased by $8.4 million, or 10 percent.  The improvement was primarily due to the December 2006 launch of our new course, Leadership:  Great Leaders, Great Teams, Great Results and increased sales in our individual effectiveness product lines, which contain our signature course based upon principles found in The 7 Habits of Highly Effective People.  Our execution product lines, which are primarily based on our 4 Disciplines of Execution curriculum and our Helping Clients Succeed sales training program also showed year-over-year improvements and contributed to improved training and consulting service sales.

Generally, our training programs and consulting services continued to gain widespread acceptance in the marketplace during fiscal 2007 and all five of our geographic regions generated increased year-over-year sales.  Furthermore, the number of training and coaching days delivered increased 23 percent and the average revenue per day received increased six percent.  Sales of training materials to our client facilitators also improved over the prior year.

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

Product Sales – Consolidated product sales declined by $9.8 million, or six percent, compared to fiscal 2006.  The decline in overall product sales was primarily due to continuing decreases in retail store sales and declining sales through our consumer direct channels when compared to prior periods.  The following is a description of sales performance in our various CSBU channels for the year ended August 31, 2007:

•
Retail Sales – The $7.8 million decline in retail sales was primarily due to the impact of closed stores, reduced sales of technology and specialty products, and decreased store traffic.  Based upon various analyses, we closed certain retail store locations in late fiscal 2006 and during fiscal 2007, which had a $4.6 million unfavorable impact on our overall retail sales in fiscal 2007.  Due to declining demand for electronic handheld planning products, we decided to exit the low margin handheld device and accessories business, which reduced retail sales by $2.1 million compared to the prior year.  For the remaining retail stores, the decline in sales was primarily due to reduced traffic, or consumers entering our retail locations.  Our retail store traffic declined by approximately 12 percent from fiscal 2006 and resulted in decreased sales of “core” products (e.g. planners, binders, totes, and accessories) compared to the prior year.  These factors combined to produce a six percent decline in year-over-year comparable store sales in fiscal 2007 as compared to fiscal 2006.  At August 31, 2007, we were operating 87 domestic retail locations compared to 89 locations at August 31, 2006.

•
Consumer Direct – Sales through our consumer direct channels decreased $4.2 million, primarily due to a decline in the conversion rate of customers visiting our website, decreased consumer traffic through the call center channel, and decreased public seminar sales.  Although visits to our website increased from the prior year, the conversion of those visits to sales decreased to 6.0 percent in fiscal 2007 compared from 6.8 percent in fiscal 2006.  We believe that the increase in customer visits and decrease in conversion rate is primarily a function of the increase in promotionally oriented shoppers, or those who visit the website frequently, but only purchase when desired products are on sale.  Declining consumer traffic through the call center channel continues a long-term trend and decreased by approximately four percent, which we believe was primarily a result of the transition of customers to our website.

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

Gross Profit

Our consolidated gross profit totaled $175.1 million for fiscal 2007 compared to $168.0 million in the prior year.  The increase in our gross profit was primarily attributable to increased training and consulting service sales through our OSBU.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, was 61.6 percent of sales compared to 60.3 percent in fiscal 2006.  The improvement in gross margin was primarily attributable to the continuing shift toward increased training and consulting sales, which generally have higher margins than the majority of our product sales.  Training and consulting service sales increased to 49 percent of total sales in fiscal 2007 compared to 44 percent in the prior year.

During fiscal 2007, our training and consulting services gross margin was 68.7 percent compared to 66.7 percent in the prior year.  The improvement in training and consulting services gross margin was primarily due to changes in the mix of training programs sold as certain programs and training courses have higher gross margins than other programs.

Our gross margin on product sales declined slightly to 55.0 percent compared to 55.2 percent in fiscal 2006.

Operating Expenses

Selling, General, and Administrative – Our consolidated SG&A expenses increased $4.5 million, or 3 percent, compared to the prior year.  The increase in SG&A expenses consisted primarily of 1) increased associate expenses; 2) increased development costs; 3) increased legal fees; and 4) increased accounting fees.  Our associate expenses increased $3.2 million primarily due to increased commissions and bonuses on improved OSBU sales and additional OSBU sales personnel, which totaled $2.6 million, and increased share-based compensation costs totaling $0.6 million, which was primarily attributable to performance awards granted in fiscal 2007.   We spent an additional $0.8 million for non-capitalized curriculum development to make adjustments and minor improvements to certain programs and courses during fiscal

2007.  Our legal fees increased primarily due to the effects of a non-recurring benefit recorded in fiscal 2006 from the WMA legal settlement and increased legal costs for ongoing litigation that had a net impact on our operating expenses totaling $0.7 million.  During fiscal 2006, we were required to begin complying with Section 404 of the Sarbanes Oxley Act of 2002 (SOX 404), which resulted in $0.4 million of additional auditing and related consulting fees in fiscal 2007 compared with the prior year.  These increases in SG&A expense were partially offset by reduced costs in various other areas of the Company.

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

Depreciation and Amortization – Depreciation expense was essentially flat compared to the prior year.  During recent fiscal years our depreciation expense has declined due to the full depreciation or disposal of certain property and equipment (including retail stores) and the effects of significantly reduced capital expenditures.  However, these declines stabilized during fiscal 2007 primarily due to increased capital expenditures for property and equipment and an impairment charge totaling $0.3 million that we recorded during fiscal 2007 to reduce the carrying value of one of our printing presses that was sold to its anticipated sale price.

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

Income Taxes

Our income tax provision for fiscal 2007 totaled $8.0 million compared to a tax benefit of $14.9 million in fiscal 2006.  The comparability of our fiscal 2007 income tax expense was primarily affected by the determination during the fourth quarter of fiscal 2006 to reverse substantially all of the valuation allowances on our deferred income tax assets.  Prior to the reversal of these valuation allowances, our income tax provisions were affected by reductions in our deferred income tax valuation allowance as we utilized net operating loss carryforwards.  The fiscal 2006 income tax provision was further reduced by the reversal of tax contingency reserves during the third quarter of that year.  No material corresponding reversals of valuation allowance or tax contingency reserves occurred during fiscal 2007.  Our effective tax rate for the year ended August 31, 2007 of approximately 51 percent was higher than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.  Since the Company is currently utilizing net operating loss carryforwards, we are unable to reduce our domestic tax liability through the use of foreign tax credits, which normally result from the payment of foreign withholding taxes.

Preferred Stock Dividends

Our preferred stock dividends totaled $2.2 million for fiscal 2007 compared to $4.4 million during the prior year.  The decrease in preferred stock dividends was due to fiscal 2006 preferred stock redemptions totaling $20.0 million and the redemption of all remaining outstanding shares of preferred stock during the third quarter of fiscal 2007.

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for the years ended August 31, 2008 and 2007.  The quarterly consolidated financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods.  The information presented in the following table includes the reclassification of depreciation expense on our subleased property from cost of sales to depreciation expense as previously discussed.  Results of any one or more quarters are not necessarily indicative of continuing trends.

Quarterly Financial Information:

YEAR ENDED AUGUST 31, 2008
	December 1	March 1	May 31	August 31
In thousands, except per share amounts
Net sales	$73,574	$75,127	$59,061	$52,330
Gross profit	46,127	46,870	35,939	32,853
Selling, general, and administrative expense	38,771	37,652	34,210	30,685
Gain on sale of consumer solutions business unit	-	-	-	(9,131)
Restructuring costs	-	-	-	2,064
Impairment of assets	-	-	-	1,483
Depreciation	1,380	1,532	1,679	1,101
Amortization	899	901	902	901
Income (loss) from operations	5,077	6,785	(852)	5,750
Income (loss) before income taxes	4,176	6,039	(1,522)	5,141
Net income (loss)	2,059	3,082	(1,511)	2,218

Earnings (loss) per share available to common shareholders:
Basic	$.11	$.16	$(.09)	$.11
Diluted	$.10	$.16	$(.09)	$.11

YEAR ENDED AUGUST 31, 2007
	December 2	March 3	June 2	August 31
In thousands, except per share amounts
Net sales	$75,530	$76,876	$64,509	$67,210
Gross profit	46,573	47,364	39,811	41,330
Selling, general, and administrative expense	40,849	36,666	35,287	36,418
Gain on sale of manufacturing facility	-	(1,227)	-	-
Depreciation	1,212	1,541	1,235	1,406
Amortization	902	900	906	899
Income from operations	3,610	9,484	2,383	2,607
Income before income taxes	3,150	9,166	1,640	1,709
Net income	1,416	4,714	887	612
Preferred stock dividends	(934)	(934)	(348)	-
Income available to common shareholders	482	3,780	539	612

Earnings per share available to common shareholders:
Basic	$.02	$.19	$.03	$.03
Diluted	$.02	$.19	$.03	$.03

Our quarterly results of operations reflect seasonal trends that are primarily the result of customers who renew their FranklinCovey Planners on a calendar year basis.  Domestic training sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and vacation periods.

The fourth quarter of fiscal 2008 reflects the sale of CSBU assets, which reduced sales and corresponding costs associated with the operations of the CSBU.  We recognized a $9.1 million gain on the sale of the CSBU assets, which had a favorable impact on that period’s operating results.  In future periods we expect that our quarterly sales will be less seasonal since they will not include product sales that are sold primarily during November, December, and January.

Quarterly fluctuations may also be affected by other factors including the introduction of new offerings, the addition of new organizational customers, and the elimination of underperforming offerings.

LIQUIDITY AND CAPITAL RESOURCES

Summary

At August 31, 2008 we had $15.9 million of cash and cash equivalents compared to $6.1 million at August 31, 2007 and our net working capital (current assets less current liabilities) decreased to $5.8 million at August 31, 2008 compared to $8.9 million at August 31, 2007.  Our net working capital at August 31, 2008 was affected by proceeds received from the sale of CSBU assets during the fourth quarter of fiscal 2008, which impacted available cash and other remaining assets and liabilities, and the completion of a modified “Dutch auction” tender offer near the end of the fiscal year that required us to record a $28.2 million current liability at August 31, 2008 for shares of our common stock acquired through the tender offer.  The obligation for the shares acquired through the tender offer was paid subsequent to August 31, 2008.

Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and proceeds from our $25.0 million revolving line of credit.  In connection with the sale of the CSBU assets during the fourth quarter of fiscal 2008, our line of credit agreements with our previous lenders were modified (the Modified Credit Agreement).  The Modified Credit Agreement removed one lender from the credit facility, but continues to provide a total of $25.0 million of borrowing capacity until June 30, 2009, when the borrowing capacity will be reduced to $15.0 million.  In addition, the interest rate on the credit facility increased from LIBOR plus 1.10 percent to LIBOR plus 1.50 percent (4.0 percent at August 31, 2008), which was effective on the date of the modification agreement.  The fiscal 2007 line of credit obligation was classified as a component of current liabilities primarily due to our intention to repay amounts outstanding before the agreement expires.  The Modified Credit Agreement expires on March 14, 2010 (no change) and we may draw on the credit facilities, repay, and draw again, on a revolving basis, up to the maximum loan amount available so long as no event of default has occurred and is continuing.  We may use the line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the Modified Credit Agreement.  The working capital line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.

In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including: (i) a funded debt to earnings ratio; (ii) a fixed charge coverage ratio; (iii) a limitation on annual capital expenditures; and (iv) a defined amount of minimum net worth.  In the event of noncompliance with these financial covenants and other defined events of default, the lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit.  During fiscal 2008, we believe that we were in compliance with the terms and financial covenants of our credit facilities.  At August 31, 2008, we did not have any borrowings outstanding on the line of credit.

During fiscal 2008, many banks in the United States and in foreign countries experienced financial and solvency difficulties that lead to significant reductions in the amount of available credit in the general market.  We believe that the lender on our line of credit facility is financially sound and we expect to be able to borrow available amounts on the line of credit.  However, the availability of cash from our line of credit lender is not within our control and additional borrowings may not be available in future periods.

In addition to our $25.0 million line of credit, we have a long-term variable rate mortgage on our Canadian building and a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following table summarizes our cash flows from operating, investing, and financing activities for the past three years (in thousands):

YEAR ENDED AUGUST 31,	2008	2007	2006
Total cash provided by (used for):
Operating activities	$7,828	$13,358	$17,009
Investing activities	18,520	(11,480)	(8,267)
Financing activities	(16,159)	(26,376)	(29,903)
Effect of exchange rates on cash	(411)	37	58
Increase (decrease) in cash and cash equivalents	$9,778	$(24,461)	$(21,103)

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the fiscal year ended August 31, 2008.

Cash Flows from Operating Activities

Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses.  Our cash flows from operating activities were unfavorably affected by cash spent to complete the CSBU asset sale and on behalf of Franklin Covey Products, which generated a $7.7 million receivable that is expected to be substantially collected by January 2009, a $7.2 million increase in our accounts receivable resulting primarily from seasonally heavy training product sales in August of each year, and a $1.5 million decrease in our accounts payable and accrued liabilities.  However, these uses of cash were partially offset by cash generated through a $7.1 million decrease in other assets and a $2.9 million decrease in our inventories.  Following the sale of the CSBU in fiscal 2008, we expect that our seasonal fluctuations in cash used for and provided by operating activities will stabilize since we will not be required to purchase and accumulate inventory for seasonally busy product sales months of November, December, and January.

Cash Flows from Investing Activities and Capital Expenditures

Our cash flows provided by investing activities were primarily affected by cash received from the sale of CSBU assets in the fourth quarter of fiscal 2008, which totaled $28.2 million net of transaction costs and cash transferred to Franklin Covey Products.  Our primary uses of cash for investing activities were purchases of property and equipment totaling $4.2 million and expenditures for curriculum development totaling $4.0 million.  Purchases of property and equipment consisted primarily of payments for new computer hardware, new computer software, and leasehold improvements in relocated retail stores (prior to the sale of CSBU assets) and for subleases on our corporate campus facility.  We also invested $2.8 million in Franklin Covey Products to purchase ownership rights and for a $1.0 million priority contribution.

During fiscal 2009, we expect to spend $2.3 million on purchases of property and equipment and $1.4 million on curriculum development activities.  Purchases of property and equipment are expected to consist primarily of new computer software, computer hardware, and in other areas as deemed necessary.  However, actual capital spending is based upon a variety of factors and may differ from these estimates.

Cash Flows from Financing Activities

Our primary use and source of cash flows for financing activities were payments made and proceeds obtained from our $25.0 million line of credit facility.  Primarily as a result of the sale of CSBU assets in the fourth quarter of fiscal 2008, we were able to repay amounts outstanding on our line of credit, which totaled $16.0 million during fiscal 2008.  In addition to payments on our line of credit, we made principal payments totaling $0.6 million on our long-term debt and financing obligation and received payments totaling $0.5 million from sales of our common stock, which primarily consisted of proceeds received from participants in our employee stock purchase plan.

As previously mentioned, we completed a tender offer for shares of our common stock near the end of the fourth quarter of fiscal 2008 and recorded a $28.2 million current liability for the shares acquired.  We paid for the shares acquired through the tender offer subsequent to August 31, 2008.

Sources of Liquidity

Going forward, we will continue to incur costs necessary for the operation and potential growth of the business.  We anticipate using cash on hand, cash provided by the sale of goods and services to our clients on the condition that we can continue to generate positive cash flows from operating activities, proceeds from our line of credit, and other financing alternatives, if necessary, for these expenditures.  We anticipate that our existing capital resources should be adequate to enable us to maintain our operations for at least the upcoming twelve months.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, our ability to contain costs, purchases of our common stock, levels of capital expenditures, collection of accounts receivable, and other factors.  Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of lease payments resulting from the sale of our corporate campus (financing obligation); payments to EDS for outsourcing services related to information systems, warehousing, and distribution services; minimum rent payments for office and warehouse space; mortgage payments on certain buildings and property; and short-term purchase obligations for inventory items and other products and services used in the ordinary course of business.  Our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Required lease payments on corporate campus	$3,045	$3,055	$3,116	$3,178	$3,242	$43,537	$59,173
Minimum required payments to EDS for outsourcing services(1)	4,138	4,138	4,138	4,138	4,138	11,246	31,936
Minimum operating lease payments(2)	1,671	1,620	1,608	1,517	1,178	3,427	11,021
Tender offer obligation(3)	28,222	-	-	-	-	-	28,222
Long-term mortgage payments(4)	136	131	126	121	116	154	784
Purchase obligations	4,564	-	-	-	-	-	4,564
Total expected contractual obligation payments	$41,776	$8,944	$8,988	$8,954	$8,674	$58,364	$135,700

(1)
Our obligation for outsourcing services contains an annual escalation based upon changes in the Employment Cost Index, the impact of which was not estimated in the above table.  We are also contractually allowed to collect amounts from Franklin Covey Products that reduce the amounts shown in the table above.

(2)
The operating agreement with Franklin Covey Products provides for reimbursement of a portion of the warehouse leasing costs, the impact of which is not included in the lease obligations in the table above.

(3)
We completed a tender offer for shares of our common stock near the end of the fourth quarter of fiscal 2008 and recorded a $28.2 million current liability for the shares acquired.  We paid for the shares acquired through the tender offer subsequent to August 31, 2008.

(4)	Our long-term variable-rate mortgage obligation includes interest payments at 4.8 percent, which was the applicable interest rate at August 31, 2008.

Our contractual obligations presented above exclude unrecognized tax benefits under FIN 48 of $4.2 million for which we cannot make a reasonably reliable estimate of the amount and period of payment.  For further information regarding the adoption of FIN 48, refer to the Notes to the Consolidated Financial Statements as presented in Item 8 of this report on Form 10-K.

Other Items

The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock.  For further information regarding our management common stock loan program, refer to the notes to our consolidated financial statements as found in Item 8 of this report on Form 10-K.  The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting polices that we used to prepare our consolidated financial statements are outlined in Note 1 to the consolidated financial statements, which are presented in Part II, Item 8 of this Annual Report on Form 10-K.  Some of those accounting policies require us to make assumptions and use judgments that may affect the amounts reported in our consolidated financial statements.  Management regularly evaluates its estimates and assumptions and bases those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America.  Actual results may differ from these estimates under different assumptions or conditions, including changes in economic and political conditions and other circumstances that are not in our control, but which may have an impact on these estimates and our actual financial results.

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

•
Products – We sold planners, binders, planner accessories, handheld electronic devices, and other related products that were primarily sold through our CSBU channels prior to the fourth quarter of fiscal 2008.

We recognize revenue in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition.  Accordingly, we recognize revenue when: 1) persuasive evidence of an agreement exists, 2) delivery of product has occurred or services have been rendered, 3) the price to the customer is fixed or determinable, and 4) collectibility is reasonably assured.  For product sales, these conditions are generally met upon shipment of the product to the customer or by completion of the sales transaction in a retail store.  For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the consulting services.

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services.  For transactions that contain more than one element, we recognize revenue in accordance with EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  When fair value exists for all contracted elements, the overall contract consideration is allocated among the separate units of accounting based upon their relative fair values.  Revenue for these units is recognized in accordance with our general revenue policies once it has been determined that the delivered items have standalone value to the customer.  If fair value does not exist for all contracted elements, revenue for the delivered items is recognized using the residual method, which generally means that revenue recognition is postponed until the point is reached when the delivered items have standalone value and fair value exists for the undelivered items.  Under the residual method, the amount of revenue considered for recognition under our general revenue policies is the total contract amount, less the aggregate fair value of the undelivered items.  Fair value of the undelivered items is based upon the normal pricing practices for our existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned operation.  Licensee companies are unrelated entities that have been granted a license to translate our content and curriculum, adapt the content and curriculum to the local culture, and sell our training seminars and products in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of the licensee’s sales.  We recognize royalty income each period based upon the sales information reported to the Company from the licensee.  Royalty revenue is reported as a component of training and consulting service sales in our consolidated income statements.

Revenue is recognized on software sales in accordance with SOP 97-2, Software Revenue Recognition as amended by SOP 98-09.  Statement 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products and support to be allocated to each element based on the relative fair value of the elements based on vendor specific objective evidence (VSOE).  The majority of the Company’s software sales have multiple elements, including a license and post contract customer support (PCS).  Currently we do not have VSOE for either the license or support elements of our software sales.  Accordingly, revenue is deferred until the only undelivered element is PCS and the total arrangement fee is recognized over the support period.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Share-Based Compensation

During fiscal 2006, we granted performance-based compensation awards to certain employees in a Board of Director approved long-term incentive plan (the LTIP).  These performance-based share awards allow each participant the right to receive a certain number of shares of common stock based upon the achievement of specified financial goals at the end of a predetermined performance period.  The LTIP awards vest on August 31 of the third fiscal year from the grant date, which corresponds to the completion of a three-year performance cycle.  For example, the LTIP awards granted in fiscal 2006 vest on August 31, 2008.  The number of shares that are finally awarded to LTIP participants is variable and is based entirely upon the achievement of a combination of performance objectives related to sales growth and cumulative operating income during the performance period.  Due to the variable number of shares that may be issued under the LTIP, we reevaluated the LTIP grants on a quarterly basis and adjust the number of shares expected to be awarded for each grant based upon financial results of the Company as compared to the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are based upon estimated future performance and are made on a cumulative basis at the date of adjustment based upon the probable number of shares to be awarded.

The Compensation Committee initially granted awards for 378,665 shares (the Target Award) of common stock under the LTIP during fiscal 2006.  However, based upon actual financial performance through December 1, 2007 and estimated performance through the remaining service period of the fiscal 2006 LTIP grant, the Company determined that no shares of common stock would be awarded under the terms of the fiscal 2006 LTIP grant.  We determined that our anticipated sales growth in training and consulting sales would be insufficient to offset forecast product sales declines, which were revised using actual product sales levels late in our first fiscal quarter and early second fiscal quarter, and the impact of eliminated sales resulting from the disposal and conversion of our subsidiary in Brazil and our training operations in Mexico to licensees.  Although we expected sufficient levels of cumulative operating income to be recognized for the fiscal 2006 award, anticipated sales growth was below the minimum 7.5 percent threshold for shares to be awarded under the plan.  As a result of this determination, we recorded a cumulative adjustment in the quarter ended December 1, 2007 that reduced our selling, general, and administrative expenses by $0.7 million and no compensation expense was recognized from the fiscal 2006 LTIP award during the quarters ended March 1, 2008, May 31, 2008, or August 31, 2008.  The fiscal 2006 LTIP award expired on August 31, 2008 with no shares granted under this award.

During fiscal 2007, the Compensation Committee granted performance awards for 429,312 shares of common stock under the terms of the LTIP.  The Company must achieve minimum levels of sales growth and cumulative operating income in order for participants to receive any shares under the fiscal 2007 LTIP grant.  The minimum sales growth for the fiscal 2007 LTIP was 10.0 percent (fiscal 2009 compared to fiscal 2007) and the minimum cumulative operating income total during the service period was $41.3 million.  We recorded compensation expense on the fiscal 2007 LTIP using a 5 percent estimated forfeiture rate during the vesting period.  However, the total amount of compensation expense recorded for the fiscal 2007 LTIP would have equaled the number of shares awarded multiplied by $5.78 per share.

Based upon our assessment of the fiscal 2007 LTIP at May 31, 2008, we determined that no shares of common stock would be awarded to participants under the terms of the fiscal 2007 LTIP grant.  Consistent with the analysis of the fiscal 2006 LTIP grant, we expected sufficient levels of operating income to be recognized for the fiscal 2007 award, but expected sales growth was determined to be insufficient for any shares to be awarded under this plan.  The revised sales projections included actual performance through May 31, 2008 and estimated sales performance through fiscal 2009 based upon revised assumptions, which were adversely affected by slowing economic conditions in the United States and other countries in which the Company has operations.  As a result of this determination, we recorded cumulative adjustments totaling $0.6 million to reduce selling, general, and administrative expenses during the fiscal year ended August 31, 2008.  We do not expect any shares to vest under the terms of the fiscal 2007 LTIP award.

The analysis of our LTIP plans contained uncertainties because we were required to make assumptions and judgments about the eventual number of shares that would vest in each LTIP grant.  The assumptions and judgments that are essential to the analysis include forecasted sales and operating income levels during the LTIP service periods.  The evaluation of LTIP performance awards and corresponding use of estimated amounts produced additional volatility in our consolidated financial statements as we recorded cumulative adjustments to the estimated number of common shares to be awarded under the LTIP grants as described above.

We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model.  However, the Company did not grant any stock options during the fiscal years ended August 31, 2008, 2007, or 2006, and we did not have any remaining unrecognized compensation expense associated with unvested stock options at August 31, 2008.

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

Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectibility of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectibility assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at August 31, 2008 would reduce our reported income from operations by approximately $0.1 million.

Inventory Valuation

At August 31, 2008, following the sale of our CSBU, our inventories were comprised primarily of training materials and related accessories.  Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.  Inventories are reduced to their fair market value through the use of inventory loss reserves, which are recorded during the normal course of business.

Our inventory loss reserve calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory reserves methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have a materially adverse impact upon our financial position and results of operations.  For instance, a 10 percent increase in our inventory loss reserves at August 31, 2008 would reduce our income from operations by approximately $0.1 million.

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

Our impairment evaluation calculation for the Covey trade name contains uncertainties because it requires us to make assumptions and apply judgment in order to estimate future cash flows, to estimate an appropriate royalty rate, and to select a discount rate that reflects the inherent risk of future cash flows.  Our valuation methodology for the Covey trade name was developed by an independent valuation firm and has remained materially unchanged during the past three years.  However, if forecasts and assumptions used to support the carrying value of our indefinite-lived intangible asset change in future periods, significant impairment charges could result that would have an adverse effect upon our results of operations and financial condition.  Based upon the fiscal 2008 evaluation of the Covey trade name, our trade-name related revenues and licensee royalties would have to suffer significant reductions before we would be required to impair the Covey trade name.

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

Income Taxes

We regularly evaluate our United States federal and various state and foreign jurisdiction income tax exposures.  On September 1, 2007, we adopted the provisions of FIN 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under the provisions of FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon final settlement.  The provisions of FIN 48 also provide guidance on de-recognition, classification, interest, and penalties on income taxes, accounting for income taxes in interim periods, and requires increased disclosure of various income tax items.  Taxes and penalties are components of our overall income tax provision.  Prior to the adoption of FIN 48, interest on income tax items was recorded as a component of consolidated interest expense.  Beginning on September 1, 2007, in conjunction with the adoption of FIN 48, interest on income taxes is included as a component of overall income tax expense.

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

Fair Value Option for Financial Assets and Financial Liabilities – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115.  Statement No.159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS No. 159 will become effective for the Company in fiscal 2009 and we have not yet completed our analysis of the impact of SFAS No. 159 on our financial statements.

Business Combinations – In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of SFAS No. 141R and SFAS No. 160 are effective for our fiscal year beginning September 1, 2009.  We do not currently anticipate that these statements will have a material impact upon our financial condition or results of operations.

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

INFLATION AND CHANGING PRICES

Inflation has not had a material effect on our operations.  However, future inflation may have an impact on the price of materials used in the production of training products and related accessories, including paper and related raw materials.  We may not be able to pass on such increased costs to our customers.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding future training and consulting sales activity, anticipated expenses, projected cost reduction and strategic initiatives, our expectations about the effect of the sale of the CSBU on our business, our expectations about our restructuring plan, expected levels of depreciation expense, expectations regarding tangible and intangible asset valuation expenses, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in cash flows from operating activities, the adequacy of our existing capital resources, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected repayment of our line of credit in future periods, estimated capital expenditures, the adequacy of our existing capital resources, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.

These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this report on Form 10-K for the fiscal year ended August 31, 2008, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by EDS in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

Foreign Currency Forward Contracts – During the fiscal years ended August 31, 2008, 2007, and 2006, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies.  Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts.  The gains and losses on these contracts were recorded as a component of SG&A expense in our consolidated income statements and had the following net impact on the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2008	2007	2006

Losses on foreign exchange contracts	$(487)	$(249)	$(346)
Gains on foreign exchange contracts	36	119	415
Net gain (loss) on foreign exchange contracts	$(451)	$(130)	$69

At August 31, 2008, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, approximated the notional amounts of the contracts due to the proximity of the end of the contract to our fiscal year end on August 31, 2008.  The notional amounts of our foreign currency sell contracts that did not qualify for hedge accounting were as follows at August 31, 2008 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

British Pounds	450	$809
Japanese Yen	27,000	254
Australian Dollars	125	117

Interest Rate Sensitivity

The Company is exposed to fluctuations in interest rates primarily due to our line of credit borrowings and long-term mortgage obligation in Canada.  At August 31, 2008, our debt obligations consisted primarily of a long-term lease agreement (financing obligation) associated with the sale of our corporate headquarters facility, a variable-rate line of credit arrangement, and a variable rate long-term mortgage on certain of our buildings and property in Canada.  The addition of the variable-rate line of credit in fiscal 2007 increased our interest rate sensitivity and in the future our overall interest rate sensitivity will be influenced by the amounts borrowed on the line of credit and the prevailing interest rates, which may create additional expense if interest rates increase in future periods.  The financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent.

The line of credit had a weighted average interest rate of 6.6 percent at August 31, 2007 and our variable-rate mortgage has interest charged at the Canadian Prime Rate (4.8 percent at August 31, 2008) and requires payments through January 2015.  At borrowing levels following the payment of the $28.2 million tender offer obligation, a one percent increase to the interest rates on our variable rate line of credit and mortgage obligation would increase our interest expense over the next year by approximately $0.2 million.

During the fiscal years ended August 31, 2008, 2007, and 2006, we were not party to any interest rate swap agreements or similar derivative instruments.

ITEM 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Franklin Covey Co.:

We have audited Franklin Covey Co.’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Franklin Covey Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Franklin Covey Co. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Franklin Covey Co. and subsidiaries as of August 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2008, and our report dated November 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Salt Lake City, UT
November 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Franklin Covey Co.:

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. and subsidiaries as of August 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Covey Co. and subsidiaries as of August 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Covey Co.’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Salt Lake City, UT
November 14, 2008

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2008	2007
In thousands, except per share data

ASSETS
Current assets:
Cash and cash equivalents	$15,904	$6,126
Accounts receivable, less allowance for doubtful accounts of $1,066 and $821	28,019	27,239
Inventories	8,742	24,033
Deferred income taxes	2,472	3,635
Receivable from equity method investee	7,672	-
Prepaid expenses and other assets	5,102	9,070
Total current assets	67,911	70,103

Property and equipment, net	26,928	36,063
Intangible assets, net	72,320	75,923
Other long-term assets	11,768	14,542
	$178,927	$196,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing obligation	$670	$629
Line of credit	-	15,999
Accounts payable	8,713	12,190
Income taxes payable	1,057	2,244
Tender offer obligation	28,222	-
Accrued liabilities	23,419	30,101
Total current liabilities	62,081	61,163

Long-term debt and financing obligation, less current portion	32,291	32,965
Other liabilities	1,229	1,019
Deferred income tax liabilities	4,572	565
Total liabilities	100,173	95,712

Commitments and contingencies (Notes 1, 8, 9, and 12)

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	184,313	185,890
Common stock warrants	7,597	7,602
Retained earnings	25,337	19,489
Accumulated other comprehensive income	1,058	970
Treasury stock at cost, 10,203 shares and 7,296 shares	(140,904)	(114,385)
Total shareholders’ equity	78,754	100,919
	$178,927	$196,631

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEAR ENDED AUGUST 31,	2008	2007	2006
In thousands, except per share amounts

Net sales:
Training and consulting services	$138,112	$137,708	$122,418
Products	121,980	146,417	156,205
	260,092	284,125	278,623

Cost of sales:
Training and consulting services	44,738	43,132	40,722
Products	53,565	65,915	69,940
	98,303	109,047	110,662

Gross profit	161,789	175,078	167,961

Selling, general, and administrative	141,318	149,220	144,747
Gain on sale of consumer solutions business unit	(9,131)	-	-
Gain on sale of manufacturing facility	-	(1,227)	-
Restructuring costs	2,064	-	-
Impairment of assets	1,483	-	-
Depreciation	5,692	5,394	5,355
Amortization	3,603	3,607	3,813
Income from operations	16,760	18,084	14,046

Interest income	157	717	1,334
Interest expense	(3,083)	(3,136)	(2,622)
Recovery from legal settlement	-	-	873
Income before income taxes	13,834	15,665	13,631

Income tax benefit (provision)	(7,986)	(8,036)	14,942
Net income	5,848	7,629	28,573
Preferred stock dividends	-	(2,215)	(4,385)
Net income available to common shareholders	$5,848	$5,414	$24,188

Net income available to common shareholders per share:
Basic	$.30	$.28	$1.20
Diluted	$.29	$.27	$1.18

Weighted average number of common shares:
Basic	19,577	19,593	20,134
Diluted	19,922	19,888	20,516

COMPREHENSIVE INCOME
Net income	$5,848	$7,629	$28,573
Foreign currency translation adjustments	88	458	97
Comprehensive income	$5,936	$8,087	$28,670

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2008	2007	2006
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,848	$7,629	$28,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,533	10,030	10,289
Gain on sale of consumer solutions business unit assets	(9,131)	-	-
Deferred income taxes	4,152	5,274	(15,435)
Share-based compensation cost (benefit)	(259)	1,394	843
Loss (gain) on disposals of assets	460	(1,247)	-
Restructuring charges	2,064	-	-
Impairment of assets	1,483	-	-
Changes in assets and liabilities:
Increase in accounts receivable, net	(7,204)	(3,574)	(1,919)
Decrease (increase) in inventories	2,853	(2,427)	(845)
Increase in receivable from investment in equity method investee	(7,672)	-	-
Decrease in prepaid expenses and other assets	7,109	514	1,458
Decrease in accounts payable and accrued liabilities	(1,512)	(4,388)	(3,697)
Increase (decrease) in income taxes payable	255	304	(2,081)
Increase (decrease) in other long-term liabilities	(151)	(151)	(177)
Net cash provided by operating activities	7,828	13,358	17,009

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of consumer solutions business unit assets, net	28,241	-	-
Purchases of property and equipment	(4,164)	(9,138)	(4,350)
Capitalized curriculum development costs	(4,042)	(5,088)	(4,010)
Investment in equity method investee	(2,755)	-	-
Proceeds from disposal of consolidated subsidiaries	1,180	150	-
Proceeds from sales of property and equipment, net	60	2,596	93
Net cash provided by (used for) investing activities	18,520	(11,480)	(8,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowing	69,708	50,951	-
Payments on line of credit borrowings	(85,707)	(34,952)	-
Redemptions of Series A preferred stock	-	(37,345)	(20,000)
Change in restricted cash	-	-	699
Principal payments on long-term debt and financing obligation	(622)	(605)	(1,111)
Purchases of common stock for treasury	-	(2,625)	(5,167)
Proceeds from sales of common stock from treasury	462	388	427
Proceeds from management stock loan payments	-	27	134
Payment of preferred stock dividends	-	(2,215)	(4,885)
Net cash used for financing activities	(16,159)	(26,376)	(29,903)
Effect of foreign currency exchange rates on cash and cash equivalents	(411)	37	58
Net increase (decrease) in cash and cash equivalents	9,778	(24,461)	(21,103)
Cash and cash equivalents at beginning of the year	6,126	30,587	51,690
Cash and cash equivalents at end of the year	$15,904	$6,126	$30,587

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,549	$2,370	$2,615
Cash paid for interest	3,146	2,973	2,662
Non-cash investing and financing activities:
Acquisition of treasury stock from tender offer through liabilities	$28,222	$-	$-
Accrued preferred stock dividends	-	-	934
Promissory notes received from sales of consolidated subsidiaries	-	1,513	-
Purchases of property and equipment financed by accounts payable	314	895	-

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Common Stock Warrants	Retained Earnings (Accumulated Deficit)	Deferred Compensa-tion	Accumulated Other Comprehensive Income	Treasury Stock Shares	Treasury Stock Amount
In thousands
Balance at August 31, 2005	2,294	$57,345	27,056	$1,353	$190,760	$7,611	$(14,498)	$(1,055)	$556	(6,465)	$(109,246)
Preferred stock dividends					(4,385)
Preferred stock redemptions	(800)	(20,000)
Issuance of common stock from treasury					(334)					69	743
Purchase of treasury shares										(690)	(5,167)
Unvested share award					(458)					27	458
Share-based compensation					862
Reclassification of deferred compensation upon adoption of SFAS 123R					(1,055)			1,055
Receipt of common stock as consideration for payment on management common stock loans					301					(24)	(167)
Cumulative translation adjustments									97
Net income							28,573
Balance at August 31, 2006	1,494	$37,345	27,056	$1,353	$185,691	$7,611	$14,075	$-	$653	(7,083)	$(113,379)
Preferred stock dividends							(2,215)
Preferred stock redemptions	(1,494)	(37,345)
Issuance of common stock from treasury					(708)					100	1,096
Purchase of treasury shares										(345)	(2,603)
Unvested share award					(501)					32	501
Share-based compensation					1,394
Payments on management common stock loans					27
Cumulative translation adjustments									458
Common stock warrant activity					(13)	(9)
Sale of Brazil subsidiary									(141)
Net income							7,629
Balance at August 31, 2007	-	$-	27,056	$1,353	$185,890	$7,602	$19,489	$-	$970	(7,296)	$(114,385)
Issuance of common stock from treasury					(746)					96	1,234
Purchase of treasury shares										(12)	(103)
Treasury shares acquired through tender offer										(3,027)	(28,222)
Unvested share award					(572)					36	572
Share-based compensation					(259)
Cumulative translation adjustments									88
Common stock warrant activity						(5)
Net income							5,848
Balance at August 31, 2008	-	$-	27,056	$1,353	$184,313	$7,597	$25,337	$-	$1,058	(10,203)	$(140,904)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) believes that great organizations consist of great people who form great teams that produce great results.  To enable organizations and individuals to achieve great results, we provide integrated consulting, training, and performance solutions focused on leadership, strategy execution, productivity, sales force effectiveness, effective communication, and other areas.  Our services and products have historically been available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com and our best-known offerings in the marketplace have included the FranklinCovey Planner™, and a suite of individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People.

During the fourth quarter of fiscal 2008, we completed the sale of substantially all of the assets of our Consumer Solutions Business Unit (CSBU) to a newly formed entity, Franklin Covey Products, LLC (Note 2).  The CSBU was primarily responsible for the sale of our products, including the FranklinCovey Planner™, to consumers through retail stores, catalogs, and our Internet site.  Following the sale of the CSBU, our business primarily consists of training, consulting, and assessment services and products to help organizations achieve superior results by focusing on and executing on top priorities, building the capability of knowledge workers, and aligning business processes.  Our training, consulting, and assessment offerings include services based upon the popular workshop The 7 Habits of Highly Effective People®; Leadership: Great Leaders—Great  Teams—Great Results™; The 4 Disciplines of Execution™; FOCUS: Achieving Your Highest Priorities; The 8 Habits of a Successful Marriage; Building Business Acumen; Championing Diversity; Leading at the Speed of Trust; Writing Advantage, and Presentation Advantage.  During fiscal 2008, we introduced a new suite of services designed to help our clients improve their sales through increased customer loyalty.  We also consistently seek to create, develop, and introduce new services and products that will help our clients achieve greatness.

Fiscal Year

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that ended on December 1, 2007, March 1, 2008, and May 31, 2008 during fiscal 2008.  Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and our subsidiaries, which consisted of Franklin Covey Printing, Franklin Development Corp., and our wholly-owned operations in Canada, Japan, the United Kingdom, Australia, and Mexico (product sales) during fiscal 2008.  Intercompany balances and transactions are eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  These reclassifications included a change in the classification of building depreciation costs related to subleased office space from product cost of sales to depreciation expense.  The depreciation expense reclassified from product cost of sales totaled $0.7 million and $0.6 million for the fiscal years ended August 31, 2007 and 2006, respectively.

Cash and Cash Equivalents

We consider highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents.  We did not hold a significant amount of investments that would be considered cash equivalent instruments at August 31, 2008 or 2007.

As of August 31, 2008, we had demand deposits at various banks in excess of the $250,000 limit for insurance by the Federal Deposit Insurance Corporation (FDIC).  Subsequent to August 31, 2008 we utilized substantially all of our available cash to pay the $28.2 million tender offer obligation.

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

Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.  Elements of cost in inventories generally include raw materials, direct labor, and overhead.  Cash flows from the sales of inventory are included in cash flows provided by operating activities in our consolidated cash flows statements.  Following the sale of our Consumer Solutions Business Unit in the fourth quarter of fiscal 2008, our inventories are comprised primarily of training materials, books, and related accessories and were comprised of the following (in thousands):

AUGUST 31,	2008	2007
Finished goods	$8,329	$20,268
Work in process	-	743
Raw materials	413	3,022
	$8,742	$24,033

Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.  At August 31, 2008 and 2007, our reserves for excess and obsolete inventories totaled $1.1 million and $4.3 million.  In assessing the realization of inventories, we make judgments regarding future demand requirements and compare these estimates with current and committed inventory levels.  Inventory requirements may change based on projected customer demand, training curriculum life-cycle changes, longer- or shorter-than-expected usage periods, and other factors that could affect the valuation of our inventories.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation expense, which includes depreciation on our corporate campus that is accounted for as a financing obligation (Note 3) and the amortization of assets recorded under capital lease obligations, is calculated using the straight-line method over the expected useful life of the asset.  The Company generally uses the following depreciable lives for our major classifications of property and equipment:

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

Indefinite-Lived Intangible Assets

Intangible assets that are deemed to have an indefinite life are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset (Note 4) has been deemed to have an indefinite life.  This intangible asset is assigned to the Organizational Solutions Business Unit and is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products.  No impairment charge to the Covey trade name was recorded during the fiscal years ended August 31, 2008, 2007, or 2006.

Capitalized Curriculum Development Costs and Impairment of Assets

During the normal course of business, we develop training courses and related materials that we sell to our customers.  Capitalized curriculum development costs include certain expenditures to develop course materials such as video segments, course manuals, and other related materials.  Generally, curriculum costs are capitalized when a new offering is developed or when there is a major revision to an existing course that requires a significant re-write of the course materials or curriculum.  Costs incurred to maintain existing offerings are expensed when incurred.  In addition, development costs incurred in the research and development of new curriculum and software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility has been established in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and Emerging Issues Task Force (EITF) Issue 96-6, Accounting for the Film and Software Costs Associated with Developing Entertainment and Educational Software Products.

During fiscal 2008, we capitalized certain costs incurred for the development of a new customer loyalty offering, leadership offerings, including The Speed of Trust and The Leader in Me, as well as other courses.  Capitalized development costs are generally amortized over a five-year life, which is based on numerous factors, including expected cycles of major changes to curriculum.  Capitalized curriculum development costs are reported as a component of other long-term assets in our consolidated balance sheets and totaled $6.8 million and $8.6 million at August 31, 2008 and 2007.  Amortization of capitalized curriculum development costs is reported as a component of cost of sales.

In fiscal 2008 we analyzed the expected future revenues and corresponding cash flows expected to be generated from our The 7 Habits of Highly Effective People interactive program and concluded that the expected future revenues, less direct selling and maintenance costs, were insufficient to cover the carrying value of the corresponding capitalized development costs.  Accordingly, we recorded a $1.5 million impairment charge in the fourth quarter of fiscal 2008 to write the carrying value of this program down to its net realizable value.

Restricted Investments

The Company’s restricted investments consist of insurance contracts and investments in mutual funds that are held in a “rabbi trust” and are restricted for payment to the participants of our deferred compensation plan (Note 16).  We account for our restricted investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  As required by SFAS No. 115, the Company determines the proper classification of its investments at the time of purchase and reassesses such designations at each balance sheet date.  For the periods presented in this report, our restricted investments were classified as trading securities and consisted of insurance contracts and mutual funds.  The fair value of these restricted investments totaled $0.5 million and $0.7 million at August 31, 2008 and 2007, and were recorded as components of other long-term assets in the accompanying consolidated balance sheets.

In accordance with SFAS No. 115, our unrealized losses on restricted investments, which were immaterial during fiscal years 2008, 2007, and 2006, were recognized in the accompanying consolidated income statements as a component of selling, general, and administrative expense.

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

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2008	2007
Unearned revenue	$4,564	$4,709
Outsourcing contract costs payable	4,446	4,357
Accrued compensation	4,152	6,807
Customer credits	2,191	2,570
Restructuring costs	2,055	-
Other accrued liabilities	6,011	11,658
	$23,419	$30,101

Restructuring Costs

Following the sale of our CSBU in the fourth quarter of fiscal 2008, we initiated a restructuring plan that reduces the number of our domestic regional sales offices, decentralizes certain sales support functions, and significantly changes the operations of our Canadian subsidiary.  The restructuring plan is intended to strengthen the remaining domestic sales offices and reduce our overall operating costs.  During fiscal 2008 we expensed $2.1 million for anticipated severance costs necessary to complete the restructuring plan, of which $2.1 million was recorded as a component of accrued liabilities at August 31, 2008.  The composition and utilization of the accrued restructuring charge was as follows at August 31, 2008 (in thousands):

Description	Accrued Restructuring Costs
Balance at August 31, 2007	$-
Restructuring charges	2,064
Amounts utilized – employee severance	(9)
Balance at August 31, 2008	$2,055

We intend to complete the majority of the restructuring plan activities during the year ending August 31, 2009.

Foreign Currency Translation and Transactions

The functional currencies of the Company’s foreign operations are the reported local currencies.  Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars.  The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated using average exchange rates for each month during the fiscal year.  The resulting translation gains or losses were recorded as a component of accumulated other comprehensive income in shareholders’ equity.  Foreign currency transaction losses totaled $0.1 million during each of the fiscal years ended August 31, 2008, 2007, and 2006, and were reported as a component of our selling, general, and administrative expenses.

Derivative Instruments

Derivative instruments are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as modified by SFAS No. 138, Accounting for Certain Derivative and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  During the normal course of business, we are exposed to risks associated with foreign currency exchange rate and interest rate fluctuations.  Foreign currency exchange rate exposures result from the Company’s operating results, assets, and liabilities that are denominated in currencies other than the United States dollar.  In order to limit our exposure to these elements, we have made limited use of derivative instruments.  Each derivative instrument that is designated as a hedge instrument is recorded on the balance sheet at its fair value.  Changes in the fair value of derivative instruments that qualify for hedge accounting are recorded in accumulated other comprehensive income, which is a component of shareholders’ equity.  Changes in the fair value of derivative instruments that are not designated as hedge instruments are immediately recognized as a component of selling, general, and administrative expense in our consolidated income statements.  At August 31, 2008 we were not party to any financial instruments that qualified for hedge accounting.

Sales Taxes

We collect sales tax on qualifying transactions with customers based upon applicable sales tax rates in various jurisdictions.  The Company accounts for its sales taxes collected using the net method as defined by EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) and accordingly, we do not include sales taxes in net sales reported in our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition.  Accordingly,

we recognize revenue when: 1) persuasive evidence of an agreement exists, 2) delivery of product has occurred or services have been rendered, 3) the price to the customer is fixed or determinable, and 4) collectibility is reasonably assured.  For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the consulting services.  For product sales, these conditions are generally met upon shipment of the product to the customer or by completion of the sales transaction in a retail store.

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services.  For transactions that contain more than one element, we recognize revenue in accordance with EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  When fair value exists for all contracted elements, the overall contract consideration is allocated among the separate units of accounting based upon their relative fair values.  Revenue for these units is recognized in accordance with our general revenue policies once it has been determined that the delivered items have standalone value to the customer.  If fair value does not exist for all contracted elements, revenue for the delivered items is recognized using the residual method, which generally means that revenue recognition is postponed until the point is reached when the delivered items have standalone value and fair value exists for the undelivered items.  Under the residual method, the amount of revenue considered for recognition under our general revenue policies is the total contract amount, less the aggregate fair value of the undelivered items.  Fair value of the undelivered items is based upon the normal pricing practices for our existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned operation.  Licensee companies are unrelated entities that have been granted a license to translate our content and curriculum, adapt the content and curriculum to the local culture, and sell our training seminars and products in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of their sales to clients.  We recognize royalty income each period based upon the sales information reported to us from our licensees.  Licensee royalty revenues are included as a component of training sales and totaled $10.1 million, $7.6 million, and $6.1 million, for the fiscal years ended August 31, 2008, 2007, and 2006.

Revenue is recognized on software sales in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-09.  Statement 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products and support to be allocated to each element based on the relative fair value of the elements based on vendor specific objective evidence (VSOE).  Nearly all of the Company’s software sales consist of ready to use “off-the-shelf” software products that have multiple elements, including a license and post contract customer support (PCS).  Currently we do not have VSOE for either the license or support elements of our software sales.  Accordingly, revenue is deferred until the only undelivered element is PCS and the total arrangement fee is recognized over the support period.  During fiscal 2008, 2007, and 2006, we had software sales totaling $2.5 million, $3.2 million, and $3.3 million, which are included as a component of product sales in our consolidated income statements.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Share-Based Compensation

We account for our share-based compensation costs according to the provisions of SFAS No. 123 (Revised 2004) Share-Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  In general, SFAS No. 123R requires all share based-payments to employees and non-employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values.

For more information on our share-based compensation plans, refer to Note 13.

Shipping and Handling Fees and Costs

All shipping and handling fees billed to customers are recorded as a component of net sales.  All costs incurred related to the shipping and handling of products are recorded in cost of sales.

Advertising Costs

Costs for newspaper, television, radio, and other advertising are expensed as incurred or recognized over the period of expected benefit for direct response and catalog advertising.  Direct response advertising costs, which consist primarily of printing and mailing costs for catalogs and seminar mailers, are charged to expense over the period of projected benefit, which ranges from three to 12 months.  Advertising costs included in selling, general, and administrative expenses totaled $15.5 million, $15.9 million, and $16.0 million, for the fiscal years ended August 31, 2008, 2007, and 2006.  Our direct response advertising costs reported in other current assets totaled $0.5 million and $2.2 million at August 31, 2008 and 2007.

Research and Development Costs

We expense research and development costs as incurred.  During the fiscal years ended August 31, 2008, 2007, and 2006, we expensed $4.6 million, $3.3 million, and $2.3 million of research and development costs that were recorded as components of cost of sales and selling, general, and administrative expenses in our consolidated income statements.

Income Taxes

Our income tax provision has been determined using the asset and liability approach of accounting for income taxes.  Under this approach, deferred income taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  The income tax provision represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.  Deferred income taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for tax rates and tax laws when changes are enacted.  A valuation allowance is provided against deferred income tax assets when it is more likely than not that all or some portion of the deferred income tax assets will not be realized.  We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), on September 1, 2007.  Following the adoption of FIN 48, interest and penalties related to uncertain tax positions are recognized as components of income tax expense.

The Company provides for income taxes, net of applicable foreign tax credits, on temporary differences in our investment in foreign subsidiaries, which consist primarily of unrepatriated earnings.

Comprehensive Income

Comprehensive income includes changes to equity accounts that were not the result of transactions with shareholders.  Comprehensive income is comprised of net income or loss and other comprehensive income and loss items.  Our comprehensive income and losses generally consist of changes in the cumulative foreign currency translation adjustment.

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

Fair Value Option for Financial Assets and Financial Liabilities – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115.  Statement No.159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS No. 159 will become effective for the Company in fiscal 2009 and we have not yet completed our analysis of the impact of SFAS No. 159 on our financial statements.

Business Combinations – In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of SFAS No. 141R and SFAS No. 160 are effective for our fiscal year beginning September 1, 2009.  We do not currently anticipate that these statements will have a material impact upon our financial condition or results of operations.

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

2.	SALE OF THE CONSUMER SOLUTIONS BUSINESS UNIT

During fiscal 2008, we joined with Peterson Partners to create a new company, Franklin Covey Products, LLC (Franklin Covey Products).  This new company purchased substantially all of the assets of our Consumer Solutions Business Unit (CSBU) with the objective of expanding the worldwide sales of Franklin Covey products as governed by a comprehensive license agreement between us and Franklin Covey Products.  The CSBU was primarily responsible for sales of our products to both domestic and international consumers through a variety of channels, including retail stores, a call center, and the Internet (Note 19).  Franklin Covey Products, which is controlled by Peterson Partners, purchased the CSBU assets for $32.0 million in cash plus a $1.2 million adjustment for working capital delivered on the closing date of the sale, which was effective July 6, 2008.  We also incurred $3.7 million of direct costs related to the sale of the CSBU assets, a portion of which is reimbursable from Franklin Covey Products.  At August 31, 2008, we have a $3.5 million note receivable for these reimbursable transaction costs and excess working capital that is due in January 2009.  The note receivable bears interest at Franklin Covey Products’ effective borrowing rate, which was approximately 6.0 percent at August 31, 2008.

On the date of the sale closing, the Company invested approximately $1.8 million to purchase a 19.5 percent voting interest in Franklin Covey Products, made a $1.0 million priority capital contribution with a 10 percent return, and will have the opportunity to earn contingent license fees if Franklin Covey Products achieves specified performance objectives.  We recognized a gain of $9.1 million on the sale of the CSBU assets and according to guidance found in EITF Issue No. 01-2, Interpretations of APB Opinion No. 29, we deferred a portion of the gain equal to our investment in Franklin Covey Products.  We will recognize the deferred gain over the life of the long-term assets acquired by Franklin Covey Products or when cash is received for payment of the priority contribution.

The carrying amounts of the assets and liabilities of the CSBU that were sold to Franklin Covey Products were as follows (in thousands):

Description
Cash and cash equivalents	$38
Accounts receivable, net	6,675
Inventories	12,665
Other current assets	2,291
Property and equipment, net	8,435
Other assets	158
Total assets sold	$30,262

Accounts payable	$3,589
Accrued liabilities	6,748
Total liabilities sold	$10,337

Based upon the guidance found in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations, and SAB 103, Topic 5Z4, Disposal of Operation with Significant Interest Retained, we determined that the operations of CSBU should not be reported as discontinued operations because we will continue to have significant influence over the operations of Franklin Covey Products and may participate in future cash flows.  As a result of this determination, we have not presented the financial results of the CSBU as discontinued operations in the accompanying consolidated financial statements and we do not anticipate discontinued operations presentation in future interim and annual reporting periods.

As a result of Franklin Covey Products’ structure as a limited liability company with separate owner capital accounts and the guidance found in EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies and SOP 78-9, Accounting for Investments in Real Estate Ventures, we determined that the Company’s investment in Franklin Covey Products is more than minor and that we are required to account for our investment in Franklin Covey Products using the equity method of accounting.  We record our share of Franklin Covey Products’ profit and loss based upon specified allocations as defined in the associated operating agreement.  Our ownership interest may be diluted in future periods if ownership shares of Franklin Covey Products granted to certain members of its management vest.

The following unaudited summary financial information for Franklin Covey Products is presented as of and for the two months ending August 31, 2008 (in thousands):

Balance Sheet
Total assets	$45,588
Total liabilities	37,013

Income Statement
Sales	13,149
Net loss	(1,437)

Following the sale of the CSBU assets, we do not have any obligation to fund the losses of Franklin Covey Products and therefore our portion of the net loss in fiscal 2008 was not recorded in our consolidated income statement.  Under the terms of the agreements associated with the sale of the CSBU assets, we are entitled to receive reimbursement for certain operating costs, such as warehousing and distribution costs, which are billed to the Company by third party providers.  At August 31, 2008 we had a $7.7 million receivable from Franklin Covey Products, which consisted of $3.5 million of reimbursable costs associated with the sale transaction as described above, and $4.2 million of reimbursable operating costs.

3.	PROPERTY AND EQUIPMENT

Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2008	2007
Land and improvements	$1,626	$1,639
Buildings	34,573	34,536
Machinery and equipment	2,969	29,026
Computer hardware and software	20,010	45,623
Furniture, fixtures, and leasehold improvements	9,640	32,579
	68,818	143,403
Less accumulated depreciation	(41,890)	(107,340)
	$26,928	$36,063

In addition to the CSBU property and equipment that was sold to Franklin Covey Products during the fourth quarter of fiscal 2008, we disposed of certain computer hardware and software that was replaced or rendered obsolete during the year.  Substantially all of this computer hardware and software was fully depreciated at the time of disposal.  In addition, we also transferred ownership of fully depreciated warehouse equipment to a third party warehouse services provider (Note 9) as required by the outsourcing contract.

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

In connection with the fiscal 2005 sale of our corporate headquarters facility, we entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group.  The master lease agreement contains six five-year renewal options, which will allow us to maintain our operations at our current location for up to 50 years.  Although the corporate headquarters facility was formally sold and the Company has no legal ownership of the property, SFAS No. 98, Accounting for Leases, precluded us from recording the transaction as a sale since we have subleased more than a minor portion of the property.  Pursuant to this accounting guidance, we have accounted for the sale as a financing transaction, which required us to continue reporting the corporate headquarters facility as an asset and to depreciate the property over the life of the master lease agreement.  We also recorded a financing obligation to the purchaser (Note 7) for the sale price.  At August 31, 2008, the carrying value of the corporate headquarters facility was $19.1 million.

Certain land and buildings are collateral for mortgage debt obligations (Note 7).

4.	INTANGIBLE ASSETS

Our intangible assets were comprised of the following (in thousands):

AUGUST 31, 2008	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
License rights	$27,000	$(9,292)	$17,708
Curriculum	58,237	(29,896)	28,341
Customer lists	14,684	(11,413)	3,271
Trade names	377	(377)	-
	100,298	(50,978)	49,320
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$123,298	$(50,978)	$72,320

AUGUST 31, 2007
Definite-lived intangible assets:
License rights	$27,000	$(8,355)	$18,645
Curriculum	58,230	(28,361)	29,869
Customer lists	18,124	(13,715)	4,409
Trade names	1,277	(1,277)	-
	104,631	(51,708)	52,923
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$127,631	$(51,708)	$75,923

Our intangible assets are amortized on a straight-line basis over the estimated useful life of the asset.  The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of definite-lived intangible assets at August 31, 2008 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Amortization Period

License rights	18 years	30 years
Curriculum	11 to 18 years	26 years
Customer lists	3 years	14 years

Our aggregate amortization expense from definite-lived intangible assets totaled $3.6 million, $3.6 million, and $3.8 million, for fiscal years 2008, 2007, and 2006.  Amortization expense for our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING AUGUST 31,
2009	$3,601
2010	3,598
2011	3,456
2012	2,458
2013	2,449

5.      TENDER OFFER OBLIGATION

During the fourth quarter of fiscal 2008, we conducted a modified “Dutch Auction” tender offer to purchase up to $28.0 million of shares of our common stock at a specified range of prices (Note 10).

The tender offer closed on August 27, 2008 as intended and we announced the preliminary results of the tender offer on August 28, 2008.  The final results of the tender offer were announced on September 5, 2008 and we completed the payment process for the shares of common stock shortly thereafter.  Based upon guidance found in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, we believe that an obligation to purchase the tender offer shares had been created prior to August 31, 2008.  As a result of this determination, at August 31, 2008 we recorded a $28.2 million liability in current liabilities for the tender offer obligation, which includes $0.2 million of customary transaction costs for broker fees, legal services, and printing services, etc.  We recorded a corresponding increase to treasury stock for the shares acquired in the tender offer in our shareholders’ equity section of our consolidated balance sheet.

6.	CURRENT LINES OF CREDIT

During fiscal 2007, we entered into secured revolving line-of-credit agreements with JPMorgan Chase Bank N.A. and Zions First National Bank that provided a combined total of $25.0 million of borrowing capacity to the Company.  In connection with the sale of the CSBU assets (Note 2), during the fourth quarter of fiscal 2008, the credit agreements with these lenders were modified (the Modified Credit Agreement).  The Modified Credit Agreement removed Zions First National Bank as a lender, but continues to provide a total of $25.0 million of borrowing capacity until June 30, 2009, when the borrowing capacity will be reduced to $15.0 million.  In addition, the interest rate on the credit facility increased from LIBOR plus 1.10 percent to LIBOR plus 1.50 percent, effective on the date of the modification agreement (weighted average rate of 4.0 percent and 6.6 percent at August 31, 2008 and 2007, respectively).  The Modified Credit Agreement expires on March 14, 2010 (no change) and we may draw on the credit facilities, repay, and draw again, on a revolving basis, up to the maximum loan amount of $25.0 million so long as no event of default has occurred and is continuing.  The Company may use the Credit Agreements for general corporate purposes as well as for other transactions, unless prohibited by the terms of the Modified Credit Agreement.  The fiscal 2007 line of credit obligation was classified as a component of current liabilities primarily due to our intention to repay amounts outstanding before the agreement expires.

We accounted for the Modified Credit Agreement using the guidance found in EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments and EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements and expensed unamortized debt issuance costs in accordance with these pronouncements.  The additional expense was recorded as a component of interest expense in the fourth quarter of fiscal 2008 and was immaterial to the Company’s consolidated financial statements.

In addition to customary non-financial terms and conditions, the Modified Credit Agreement requires us to be in compliance with specified financial covenants, which did not change for the original credit agreements, including: (i) a funded debt to earnings ratio; (ii) a fixed charge coverage ratio; (iii) a limitation on annual capital expenditures; and (iv) a defined amount of minimum net worth.  In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the Modified Credit Agreement.  The Modified Credit Agreement also contains customary representations and guarantees as well as provisions for repayment and liens.  We believe that we were in compliance with the terms and covenants of the Modified Credit Agreement at August 31, 2008.

In connection with the original credit agreements, the Company entered into a promissory note, a security agreement, repayment guaranty agreements, and a pledge and security agreement.  These agreements remain in place with the remaining lender and pledge substantially all of the Company’s assets located in the United States and a certain foreign location to the lender in the Modified Credit Agreement.

In addition to the line of credit described above, we obtained a CDN $500,000 (approximately $471,000) revolving line of credit with a Canadian Bank through our wholly-owned Canadian subsidiary (the Canadian Line of Credit) during fiscal 2007.  The Canadian Line of Credit bears interest at the Canadian prime rate and is a revolving line of credit that may be repeatedly borrowed against and repaid during the life of the agreement.  The Canadian Line of Credit may be used for general corporate purposes and requires our Canadian subsidiary to maintain a specified financial covenant for minimum debt service coverage or the payment of the loan may be accelerated.  As of August 31, 2008 we had not yet drawn upon the Canadian Line of Credit.

7.	LONG-TERM DEBT AND FINANCING OBLIGATION

Our long-term debt and financing obligation were comprised of the following (in thousands):

AUGUST 31,	2008	2007
Financing obligation on corporate campus, payable in monthly installments of $254 for the first five years with two percent annual increases thereafter (imputed interest at 7.7%), through June 2025	$32,283	$32,807
Mortgage payable in monthly installments of $9 CDN ($9 USD at August 31, 2008), plus interest at the CDN prime rate (4.8% at August 31, 2008) through January 2015, secured by real estate	678	787
	32,961	33,594
Less current portion	(670)	(629)
Total long-term debt and financing obligation, less current portion	$32,291	$32,965

The mortgage loan on our Canadian facility requires the Company to maintain certain financial ratios at our wholly-owned Canadian operation.

Future principal maturities of our long-term debt and financing obligation were as follows at August 31, 2008 (in thousands):

YEAR ENDING AUGUST 31,
2009	$670
2010	726
2011	839
2012	963
2013	1,097
Thereafter	28,666
$32,961

In connection with the sale and leaseback of our corporate headquarters facility, located in Salt Lake City, Utah, we entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group.  The 20-year master lease agreement also contains six five-year renewal options that will allow us to maintain our operations at the current location for up to 50 years.  Although the corporate headquarters facility was sold and the Company has no legal ownership of the property, SFAS No. 98, Accounting for Leases, precluded us from recording the transaction as a sale since we have subleased a significant portion of the property that was sold.  Accordingly, we accounted for the sale as a financing transaction, which required us to continue reporting the corporate headquarters facility as an asset (Note 3) and to record a financing obligation for the sale price.  The future minimum payments under the financing obligation for the initial 20 year lease term are as follows (in thousands):

YEAR ENDING AUGUST 31,
2009	$3,045
2010	3,055
2011	3,116
2012	3,178
2013	3,242
Thereafter	43,537
Total future minimum financing obligation payments	59,173
Less interest	(28,202)
Present value of future minimum financing obligation payments	$30,971

The difference between the carrying value of the financing obligation and the present value of the future minimum financing obligation payments represents the carrying value of the land sold in the financing transaction, which is not depreciated.  At the conclusion of the master lease agreement, the remaining financing obligation and carrying value of the land will be written off of our financial statements.

8.	OPERATING LEASES

Lease Expense

In the normal course of business, we lease office space and warehouse and distribution facilities under non-cancelable operating lease agreements.  We rent office space, primarily for international and domestic regional sales administration offices, in commercial office complexes that are conducive to sales and administrative operations.  We also rent warehousing and distribution facilities that are designed to provide secure storage and efficient distribution of our products.  These operating lease agreements generally contain renewal options that may be exercised at our discretion after the completion of the base rental term.  In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.  At August 31, 2008, we had operating leases that have remaining terms ranging from less than one year to approximately 8 years.  Following the sale of our CSBU assets (Note 2), we no longer lease retail store space and Franklin Covey Products is contractually obligated to pay a portion of our minimum rental payments on certain warehouse and distribution facilities.  The following table summarizes our future minimum lease payments under operating lease agreements and the lease amounts receivable from Franklin Covey Products at August 31, 2008 (in thousands):

YEAR ENDING AUGUST 31,	Required Minimum Lease Payments	Receivable from Franklin Covey Products	Net Required Minimum Lease Payments
2009	$1,671	$(390)	$1,281
2010	1,620	(404)	1,216
2011	1,608	(422)	1,186
2012	1,517	(475)	1,042
2013	1,178	(529)	649
Thereafter	3,427	(1,751)	1,676
	$11,021	$(3,971)	$7,050

We recognize lease expense on a straight-line basis over the life of the lease agreement.  Contingent rent expense is recognized as it is incurred.  Total rent expense recorded in selling, general, and administrative expense from operating lease agreements was $8.7 million, $10.8 million, and $11.2 million for the years ended August 31, 2008, 2007, and 2006.  Additionally, certain retail store leases contained terms that require additional, or contingent, rental payments based upon the realization of certain sales thresholds.  Our contingent rental payments under these arrangements were insignificant during the fiscal years ended August 31, 2008, 2007, and 2006.

Lease Income

We have subleased a significant portion of our corporate headquarters office space located in Salt Lake City, Utah to multiple, unrelated tenants as well as to Franklin Covey Products.  The cost basis of the office space available for lease was $33.2 million and had a carrying value of $17.7 million at August 31,

2008.  During fiscal 2008, we also had sublease agreements on two retail store locations that we have exited, but still have a remaining lease obligation.  However, this obligation, and future sublease income, was assumed by Franklin Covey Products.  Future minimum lease payments due to us from our sublease agreements at August 31, 2008, are as follows (in thousands):

YEAR ENDING AUGUST 31,
2009	$3,585
2010	2,897
2011	2,020
2012	2,085
2013	1,837
Thereafter	15,361
$27,785

Sublease payments made to the Company totaled $2.7 million, $2.4 million, and $2.0 million, during the fiscal years ended August 31, 2008, 2007, and 2006 of which $0.2 million, $0.3 million, and $0.3 million was recorded as a reduction of rent expense associated with underlying lease agreements in our selling, general, and administrative expense in fiscal 2008, 2007, and 2006.  Sublease income from the leases at our corporate headquarters was reported as a component of product sales in our consolidated income statements and in other Consumer Solutions Business Unit sales in our segment reporting (Note 19).

9.	COMMITMENTS AND CONTINGENCIES

EDS Outsourcing Contract

The Company has an outsourcing contract with Electronic Data Systems (EDS) to provide information technology system support and product warehousing and distribution services.  Subsequent to August 31, 2008, and primarily as a result of the sale of CSBU assets, we amended the terms of the outsourcing contract with EDS.  Under terms of the amended outsourcing contract with EDS: 1) the outsourcing contract and its addendums will continue to expire on June 30, 2016; 2) Franklin Covey and Franklin Covey Products will have separate information systems services support contracts; 3) we will no longer be required to purchase specified levels of computer hardware technology; and 4) our warehouse and distribution costs will consist of an annual fixed charge, which is partially reimbursable by Franklin Covey Products, plus variable charges for actual activity levels.  The warehouse and distribution fixed charge contains an annual escalation clause based upon changes in the Employment Cost Index.  The following schedule summarizes our estimated minimum information systems support and fixed warehouse and distribution charges, without the effect of estimated escalation charges, to EDS for services over the remaining life of the outsourcing contract (in thousands):

YEAR ENDING AUGUST 31,	Estimated Gross Minimum and Fixed Charges	Receivable from Franklin Covey Products	Estimated Net Minimum and Fixed Charges
2009	$4,138	$(2,159)	$1,979
2010	4,138	(2,159)	1,979
2011	4,138	(2,159)	1,979
2012	4,138	(2,159)	1,979
2013	4,138	(2,159)	1,979
Thereafter	11,246	(6,114)	5,132
	$31,936	$(16,909)	$15,027

Our actual payments to EDS include a variable charge for certain warehousing and distribution activities and may fluctuate in future periods based upon actual sales and activity levels.

During fiscal years 2008, 2007, and 2006, we expensed $26.7 million, $30.1 million, and $30.6 million for services provided under terms of the EDS outsourcing contract.  The total amount expensed each year under the EDS contract includes freight charges, which are billed to the Company based upon activity, that totaled $8.8 million, $9.6 million, and $9.8 million during the years ended August 31, 2008, 2007, and 2006, respectively.

The outsourcing contracts contain early termination provisions that the Company may exercise under certain conditions.  However, in order to exercise the early termination provisions, we would have to pay specified penalties to EDS depending upon the circumstances of the contract termination.

Purchase Commitments

During the normal course of business, we issue purchase orders to various external vendors for products and services.  At August 31, 2008, we had purchase commitments totaling $4.6 million for products and services to be delivered primarily in fiscal 2009.  Other purchase commitments for materials, supplies, and other items incident to the ordinary conduct of business were immaterial, both individually and in aggregate, to the Company’s operations at August 31, 2008.

Legal Matters

In August 2005, EpicRealm Licensing (EpicRealm) filed an action in the United States District Court for the Eastern District of Texas against the Company for patent infringement.  The action alleged that the Company infringed upon two of EpicRealm’s patents directed to managing dynamic web page requests from clients to a web server that in turn uses a page server to generate a dynamic web page from content retrieved from a data source.  The Company denied liability in the patent infringement and filed counter-claims related to the case subsequent to the filing of the action in District Court.  However, during the fiscal year ended August 31, 2008, the Company paid EpicRealm a one-time license fee of $1.0 million for a non-exclusive, irrevocable, perpetual, and royalty-free license to use any product, system, or invention covered by the disputed patents.  In connection with the purchase of the license, EpicRealm and the Company agreed to dismiss their claims with prejudice and the Company was released from further action regarding these patents.

The Company is also the subject of certain legal actions, which we consider routine to our business activities.  At August 31, 2008, we believe that, after consultation with legal counsel, any potential liability to the Company under such actions will not materially affect our financial position, liquidity, or results of operations.

10.	SHAREHOLDERS’ EQUITY

Preferred Stock

Series A – In accordance with the terms and provisions of the preferred stock recapitalization approved in fiscal 2005, we redeemed all remaining outstanding shares of Series A preferred stock during the third quarter of fiscal 2007 at the liquidation preference of $25 per share plus accrued dividends.  In accordance with the terms and provisions of the recapitalization, we redeemed the outstanding shares of Series A preferred stock as shown below (in thousands):

Fiscal Year	Shares of Preferred Stock Redeemed	Carrying Value of Redeemed Preferred Shares
2007	1,494	$37,345
2006	800	20,000
2005	1,200	30,000
	3,494	$87,345

Series B – The preferred stock recapitalization completed in fiscal 2005 significantly changed the rights and preferences of our Series B preferred stock.  New shares of Series A preferred stock would have automatically converted to shares of Series B preferred stock if the holder of the original Series A preferred stock sold, or transferred, the preferred stock to another party.  Series B preferred stock does not have common-equivalent voting rights, but retains substantially all other characteristics of the new Series A preferred stock.  At August 31, 2008, there were 4.0 million shares of Series B preferred stock authorized, but no shares outstanding.

Common Stock Warrants

Pursuant to the terms of the preferred stock recapitalization plan, in fiscal 2005 we completed a one-to-four forward split of the existing Series A preferred stock and then bifurcated each share of Series A preferred stock into a new share of Series A preferred stock that is no longer convertible into common stock, and a warrant to purchase shares of common stock.  Accordingly, we issued 6.2 million common stock warrants with an exercise price of $8.00 per share (subject to customary anti-dilution and exercise features), which will be exercisable over an eight-year term that expires in March 2013.  These common stock warrants were recorded at fair value on the date of the recapitalization, as determined by a Black-Scholes valuation methodology, which totaled $7.6 million.  During the fiscal years ended August 31, 2008 and 2007, our common stock warrant activity was insignificant.

Treasury Stock

Following the completion of the sale of CSBU assets (Note 2), we used substantially all of the net proceeds from the sale to conduct a modified “Dutch Auction” tender offer (the Tender Offer) to purchase up to $28.0 million of our common stock at a price not less than $9.00 per share or greater than $10.50 per share.  The Tender Offer closed fully subscribed on August 27, 2008 and we were able to purchase 3,027,027 shares of our common stock at $9.25 per share plus normal transaction costs that were added to the cost basis of the shares.  We recorded a $28.2 million current liability at August 31, 2008 for these shares (Note 5) with a corresponding increase in treasury stock.

During fiscal 2006, our Board of Directors authorized the purchase of up to $10.0 million of our currently outstanding common stock and canceled all previously approved common stock purchase plans.  Common stock purchases under this approved plan are made at our discretion for prevailing market prices and are subject to customary regulatory requirements and considerations.  The Company does not have a timetable for the purchase of these common shares and the authorization by the Board of Directors does not have an expiration date.  During the fiscal years ended August 31, 2007 and 2006 we purchased 328,000 and 681,300 shares of our common stock under the terms of the fiscal 2006 plan for $2.5 million and $5.1 million, respectively.  We did not purchase any shares of our common stock under this purchase plan during fiscal 2008 and at August 31, 2008, we had $2.4 million remaining for future purchases under the terms of this approved plan.  We also purchased 7,900 common shares for $0.1 million during fiscal 2006 for exclusive distribution to participants in our employee stock purchase plan.

We have issued shares of treasury stock to participants in our employee stock purchase plan (ESPP) and for stock options and warrants as shown below (in thousands, except for share amounts):

Fiscal Year	Shares Issued to ESPP Participants	Shares Issued from the Exercise of Stock Options and Warrants	Total Treasury Shares Issued for Stock Options, Warrants and ESPP	Cash Proceeds Received from the Issuance of Treasury Shares
2008	68,702	15,371	84,073	$462
2007	55,513	37,500	93,013	321
2006	32,993	38,821	71,814	424

In addition to the treasury shares shown above, we issued 36,000; 31,500; and 27,000 shares of our common stock held in treasury in connection with unvested and fully-vested stock awards during fiscal years 2008, 2007, and 2006 (Note 13).

11.	MANAGEMENT COMMON STOCK LOAN PROGRAM

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

In May 2004, our Board of Directors approved modifications to the terms of the management stock loans.  While these changes had significant implications for most management stock loan program participants, the Company did not formally amend or modify the stock loan program notes.  Rather, the Company chose to forego certain of its rights under the terms of the loans and granted participants the modifications described below in order to potentially improve their ability to pay, and the Company’s ability to collect, the outstanding balances of the loans.  These modifications to the management stock loan terms applied to all current and former employees whose loans do not fall under the provisions of the Sarbanes-Oxley Act of 2002.  Loans to the Company’s officers and directors (as defined by the Sarbanes-Oxley Act of 2002) were not affected by the approved modifications and loans held by those persons, which totaled $0.8 million, were repaid on the original due date of March 30, 2005.

The May 2004 modifications to the management stock loan terms included the following:

Waiver of Right to Collect – The Company waived its right to collect the outstanding balance of the loans prior to the earlier of (a) March 30, 2008, or (b) the date after March 30, 2005 on which the closing price of the Company’s stock multiplied by the number of shares purchased equals the outstanding principal and accrued interest on the management stock loans (the Breakeven Date).

Lower Interest Rate – Effective May 7, 2004, the Company prospectively waived collection of all interest on the loans in excess of 3.16 percent per annum, which was the “Mid-Term Applicable Federal Rate” for May 2004.

Use of the Company’s Common Stock to Pay Loan Balances – The Company may consider receiving shares of our common stock as payment on the loans, which were previously only payable in cash.

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

We currently account for the management common stock loans as equity-classified stock option arrangements.  Under the provisions of SFAS No. 123R, which we adopted on September 1, 2005, additional compensation expense will be recognized only if the Company takes action that constitutes a modification which increases the fair value of the arrangements.  This accounting treatment also precludes us from reversing the amounts expensed as additions to the loan loss reserve, totaling $29.7 million, which were recorded in prior periods.

During fiscal 2006, the Company offered participants in the management common stock loan program the opportunity to formally modify the terms of their loans in exchange for placing their shares of common stock purchased through the loan program in an escrow account that allows the Company to have a security interest in the loan program shares.  The key modifications to the management common stock loans for the participants accepting the fiscal 2006 offer were as follows:

Modification of Promissory Note – The management stock loan due date was changed to be the earlier of (a) March 30, 2013, or (b) the Breakeven Date as defined by the May 2004 modifications.  The interest rate on the loans increased from 3.16 percent compounded annually to 4.72 percent compounded annually.

Redemption of Management Loan Program Shares – The Company has the right to redeem the shares on the due date in satisfaction of the promissory notes as follows:

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

The fiscal 2006 modifications were intended to give the Company a measure of control of the outstanding loan program shares and to facilitate payment of the loans should the market value of the Company’s stock equal the principal and accrued interest on the management stock loans.  If a loan participant declines the offer to modify their management stock loan, their loan will continue to have the same terms and conditions that were previously approved in May 2004 by the Company’s Board of Directors and their loans will be due at the earlier of March 30, 2008 or the Breakeven Date.  Consistent with the May 2004 modifications, stock loan participants will be unable to realize a gain on the loan program shares unless they pay cash to satisfy the promissory note obligation prior to the due date.  As of the closing date of the extension offer, which was substantially completed in June 2006, management stock loan participants holding approximately 3.5 million shares, or 94 percent of the remaining loan shares, elected to accept the extension offer and placed their management stock loan shares into the escrow account.  The Company is currently in the process of collecting amounts due from participants that declined to place their shares in the escrow account during fiscal 2006.

As a result of this modification, the Company reevaluated its accounting treatment regarding the loan shares and their inclusion in Basic EPS.  Since the management stock loan shares held in the escrow account continue to have the same income participation rights as other common shareholders, the Company has determined that the escrowed loan shares are participating securities as defined by EITF 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128.  As a result, the management loan shares are included in the calculation of Basic EPS in periods of net income and excluded from Basic EPS in periods of net loss beginning in the fourth quarter of fiscal 2006, which was the completion of the escrow agreement modification.

During fiscal 2008, the effective interest rate on the management stock loans was reduced to 2.87 percent, compounded annually, which was the “Mid-Term Applicable Federal Rate” on the date of the interest rate change.

The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

12.	FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The book value of our financial instruments at August 31, 2008 and 2007 approximates their fair values.  The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions.  Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2008 or 2007, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.  The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes:

Cash and Cash Equivalents – The carrying amounts of cash and cash equivalents approximate their fair values due to the liquidity and short-term maturity of these instruments.

Accounts Receivable – The carrying value of accounts receivable approximate their fair value due to the short-term maturity and expected collection of these instruments.

Other Assets – Our other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt Obligations – At August 31, 2008, our debt obligations consisted of a variable-rate line of credit, a tender offer obligation, and a variable-rate mortgage on our Canadian facility.  Further information regarding the fair value of these liability instruments is provided below.

Variable-Rate Line of Credit – The interest rate on our line of credit obtained in fiscal 2007 is variable and is adjusted to reflect current market interest rates that would be available to us for a similar instrument.  As a result, the carrying value of the outstanding balance on the line of credit approximates its fair value.

Tender Offer Obligation – Due to the very short-term nature of the tender offer obligation, which was paid in September 2008, the carrying value of the obligation approximates its fair value at August 31, 2008.

Variable-Rate Debt – The carrying value of our variable-rate mortgage in Canada approximated its fair value since the prevailing interest rate is adjusted to reflect market rates that would be available to us for a similar debt instrument with a corresponding remaining maturity.

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

Foreign Currency Exposure – Due to the global nature of our operations, we are subject to risks associated with transactions that are denominated in currencies other than the United States dollar, as well as the effects of translating amounts denominated in foreign currencies to United States dollars as a normal part of the reporting process.  The objective of our foreign currency risk management activities is to reduce foreign currency risk in the consolidated financial statements.  In order to manage foreign currency risks, we make limited use of foreign currency forward contracts and other foreign currency related derivative instruments.  Although we cannot eliminate all aspects of our foreign currency risk, we believe that our strategy, which includes the use of derivative instruments, can reduce the impacts of foreign currency related issues on our consolidated financial statements.

During the fiscal years ended August 31, 2008, 2007, and 2006, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies.  Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts.  The gains and losses on these contracts were recorded as a component of selling, general, and administrative expense in our consolidated income statements and had the following impact on the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2008	2007	2006

Losses on foreign exchange contracts	$(487)	$(249)	$(346)
Gains on foreign exchange contracts	36	119	415
Net gain (loss) on foreign exchange contracts	$(451)	$(130)	$69

At August 31, 2008, the fair value of these contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, approximated the notional amounts of the contracts due to the proximity of the end of the contract to our fiscal year end on August 31, 2008.  The notional amounts of our foreign currency sell contracts that did not qualify for hedge accounting were as follows at August 31, 2008 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

British Pounds	450	$809
Japanese Yen	27,000	254
Australian Dollars	125	117

Interest Rate Risk Management – Due to the limited nature of our interest rate risk, we do not make regular use of interest rate derivatives and we were not a party to any interest rate derivative instruments during the fiscal years ended August 31, 2008, 2007, and 2006.

13.           SHARE-BASED COMPENSATION PLANS

Overview

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant performance awards, unvested stock awards, employee stock purchase plan (ESPP) shares, and stock options.  In addition, our Board of Directors and shareholders may, from time to time, approve fully vested stock awards.  At August 31, 2008, our stock option incentive plan, which permits the granting of performance awards, unvested stock awards to employees, and incentive stock options had approximately 1,944,000 shares available for granting (including the impact of the cancellation of all long-term performance awards as of August 31, 2008) and our 2004 ESPP plan had approximately 832,000 shares authorized for purchase by plan participants.  The total cost of our share-based compensation plans for the fiscal years ended August 31, 2008, 2007, and 2006 were as follows (in thousands):

YEAR ENDED AUGUST 31,	2008	2007	2006

Performance awards	$(1,338)	$835	$503
Unvested share awards	969	481	296
Compensation cost of the ESPP	79	75	37
Stock options	31	3	7
	$(259)	$1,394	$843

The compensation cost of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying consolidated income statements and no share-based compensation was capitalized during fiscal years 2008, 2007 or 2006.  The Company generally issues shares of common stock for its share-based compensation plans from shares held in treasury.  The following is a description of our share-based compensation plans.

Performance-Based Awards

During fiscal 2006, our shareholders approved a share-based long-term incentive plan (the LTIP) that permits an annual grant of performance-based share awards to certain executive and managerial personnel as directed by the Compensation Committee of the Board of Directors.  The LTIP performance awards cliff vest, and are exchanged for shares of our common stock, on August 31 following the completion of a three-year measurement period.  For example, performance awards granted in fiscal 2007 may have vested on August 31, 2009.  Each fiscal year LTIP award provides for a target number of shares to be awarded if specified financial goals based on a combination of sales growth and cumulative operating income are achieved.  However, the number of shares that are finally awarded to LTIP participants is variable and may range from zero shares, if a minimum level of performance is not achieved, to 200 percent of the target award, if the specifically defined performance criteria is exceeded during the three-year performance period.

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

As we completed our evaluations of the LTIP awards during fiscal 2008, we reduced the number of shares expected to be awarded under the fiscal 2007 and fiscal 2006 LTIP grants based on current financial performance and expected future financial performance.  As a result of these evaluations, we determined that no shares of common stock were expected to be awarded under any LTIP grant and all previously recognized share-based compensation expense, which totaled $1.3 million, was reversed during fiscal 2008.  On August 31, 2008, the fiscal 2006 LTIP award expired with no shares granted to participants and we do not expect any shares to vest under the fiscal 2007 LTIP award.  Adjustments to decrease share-based compensation resulting from the regular evaluation of LTIP awards totaled $0.4 million in fiscal 2007 and $0.1 million in fiscal 2006 and all previously recognized tax benefits, which totaled $0.3 million and $0.2 million for the fiscal years ended August 31, 2007 and 2006, were reversed in fiscal 2008.  There were no awards granted under the terms of the LTIP during the fiscal year ended August 31, 2008.

Unvested Stock Awards

The fair value of our unvested stock awards is calculated by multiplying the number of shares awarded by the closing market price of our common stock on the date of the grant.  The corresponding compensation cost of unvested stock awards is amortized to selling, general, and administrative expense on a straight-line basis over the vesting period of the award, which generally ranges from three to five years.  The following is a description of our unvested stock awards granted to certain members of our Board of Directors and to our employees.

Board of Director Awards – The non-employee directors’ stock incentive plan (the Directors’ Plan) is designed to provide non-employee directors of the Company, who are ineligible to participate in our employee stock incentive plan, an opportunity to acquire an interest in the Company through the acquisition of shares of common stock.  The Directors’ plan, as approved by our shareholders, allows for an annual unvested stock grant of 4,500 shares of common stock to each eligible member of our Board of Directors.

Under the provisions of the Directors’ Plan, we issued 36,000 shares, 31,500 shares, and 27,000 shares of our common stock to eligible members of the Board of Directors during the fiscal years ended August 31, 2008, 2007, and 2006.  The fair value of the shares awarded under the Directors’ Plan was $0.3 million, $0.2 million, and $0.2 million during fiscal 2008, 2007, and 2006, and was calculated on the grant date with the corresponding compensation cost being recognized over the vesting period of the awards, which is three years.  The cost of the common stock issued from treasury stock for these awards was $0.6 million, $0.5 million, and $0.4 million in fiscal years 2008, 2007, and 2006.

Employee Awards – During fiscal 2005 and in prior periods, we granted unvested stock awards to certain employees as long-term incentives.  These unvested stock awards originally cliff vested five years from the grant date or on an accelerated basis if we achieved specified earnings levels.  The compensation cost of these unvested stock awards was based on the fair value of our common shares on the grant date and was expensed on a straight-line basis over the vesting (service) period of the awards.  The recognition of compensation cost was accelerated when we believed that it was probable that we would achieve the specified earnings thresholds and the shares would vest.

In the fourth quarter of fiscal 2008, our Board of Directors accelerated the vesting of all remaining outstanding unvested share awards previously granted to employees.  Based upon guidance in SFAS No. 123R, we determined that the accelerated vesting of these awards constituted modifications to the awards that required separate analysis for awards granted to CSBU employees and for awards granted to Organizational Solutions Business Unit (OSBU) and corporate employees.  Since the unvested share awards granted to CSBU employees would not have vested under the original terms of the award (due to the sale of CSBU assets), the CSBU awards were revalued on the date of the modification.  The fair value of our common stock was higher on the modification date than on the grant date, which resulted in $0.4 million of additional share-based compensation expense in the fourth quarter of fiscal 2008.  We determined that OSBU and corporate awards would have vested under the original award terms and based upon SFAS No. 123R, we accelerated the remaining unrecognized compensation cost, which increased share-based compensation by $0.2 million during the fourth quarter of fiscal 2008.  Following the accelerated vesting of these awards, we do not have any remaining unrecognized compensation cost for unvested share awards granted to employees.

During the fourth quarter of fiscal 2007, the financial performance goals were reached for certain employees and one-half of their awards were accelerated.  Other awards were vested during fiscal 2007 in connection with the termination of certain management employees.  The accelerated vesting of these awards were accounted for as modifications under the provisions of SFAS No. 123R during fiscal 2007.  The additional share-based compensation expense resulting from these modifications totaled $0.1 million.

The following information applies to our unvested stock awards for the fiscal year ended August 31, 2008:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested stock awards at August 31, 2007	410,670	$3.80
Granted	36,000	7.50
Forfeited	-	-
Vested	(352,170)	3.13
Unvested stock awards at August 31, 2008	94,500	$7.73

At August 31, 2008, there was $0.4 million of total unrecognized compensation cost related to unvested stock awards granted to our Board of Directors, which is expected to be recognized over the weighted-average vesting period of approximately two years.  Compensation expense related to our unvested stock awards totaled $1.0 million, $0.5 million, and $0.3 million, in fiscal years 2008, 2007, and 2006, and the total recognized tax benefit from unvested stock awards totaled $0.4 million, $0.2 million, and $0.1 million for the fiscal years ended August 31, 2008, 2007, and 2006, respectively.  The intrinsic value of our unvested stock awards at August 31, 2008 was $0.8 million.

Employee Stock Purchase Plan

We have an employee stock purchase plan (Note 16) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of the Company’s common stock on the last trading day of the calendar month in each fiscal quarter.  Based upon guidance in SFAS No. 123R, we determined that the discount offered to employees under the ESPP is compensatory and the amount is therefore expensed at each grant date.  During the fiscal year ended August 31, 2008, a total of 68,702 shares were issued to participants in the ESPP.

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

Information related to stock option activity during the fiscal year ended August 31, 2008 is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price Per Share	Weighted Avg. Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Outstanding at August 31, 2007	2,058,300	$12.72
Granted	-
Exercised	(12,500)	1.70
Forfeited	(18,000)	9.69
Outstanding at August 31, 2008	2,027,800	$12.82	1.8	$439

Options vested and exercisable at August 31, 2008	2,027,800	$12.82	1.8	$439

Company policy generally allows terminated employees 90 days from the date of termination to exercise vested stock options.  However, in connection with the sale of our CSBU (Note 2) during fiscal 2008, we granted extensions to former CSBU employees, who had vested stock options, which allow the stock options to be exercised up to the original expiration date.  We determined that these extensions were modifications to the stock options under the guidance found in SFAS No. 123R.  The incremental compensation expense resulting from the modification of these stock options was calculated through the use of a Black-Scholes valuation model and totaled approximately $31,000, which was expensed during the fourth quarter of fiscal 2008 since the modified stock options were fully vested prior to the modification date.

The Company did not grant any stock options during the fiscal years ended August 31, 2008, 2007 or 2006, and has no remaining unamortized service cost related to granted stock options.

The following additional information applies to our stock options outstanding at August 31, 2008:

Range of Exercise Prices	Number Outstanding at August 31, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at August 31, 2008	Weighted Average Exercise Price
$2.78 – $8.19	226,300	1.6	$7.01	226,300	$7.01
$9.69 – $9.69	194,500	0.7	9.69	194,500	9.69
$14.00 – $14.00	1,602,000	2.0	14.00	1,602,000	14.00
$17.69 – $17.69	5,000	0.3	17.69	5,000	17.69
	2,027,800			2,027,800

The Company received proceeds totaling approximately $21,000, $0.1 million, and $0.2 million in fiscal 2008, fiscal 2007, and fiscal 2006 from the exercise of common stock options.  The intrinsic value of stock options exercised was $0.1 million, $0.3 million, and $0.1 million for the fiscal years ended August 31, 2008, 2007, and 2006 and the fair value of options that vested during those periods totaled $9,375 each year.

14.    SALE OF OPERATIONS IN BRAZIL AND MEXICO

During the fourth quarter of fiscal 2007 we completed the sales of our wholly-owned subsidiary located in Brazil and the training operations of our wholly-owned subsidiary in Mexico.  These operations were sold to third-party entities that will continue to conduct business in Brazil and Mexico as licensees and will be required to pay the Company royalties consistent with other foreign licensees.  Since we will continue to participate in the cash flows of these subsidiaries through royalty payments, which are based primarily upon the sales recorded by the licensees, and we expect to have significant continuing involvement in the operations of the licensees, we determined that the financial results of these subsidiaries should not be reported as discontinued operations in our consolidated income statements in accordance with guidance found in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The financial results of these subsidiaries were previously reported in the international segment of the Organizational Solutions Business Unit.

The sales of the Brazil and Mexico subsidiaries were structured such that the net assets of the subsidiaries were sold at their carrying values plus reimbursement of severance costs paid in Mexico.  The carrying amounts of the assets and liabilities of our Brazil subsidiary and training operations of Mexico, which were sold during the quarter ended August 31, 2007 were as follows (in thousands):

Description	Brazil	Mexico	Total
Cash	$95	$-	$95
Accounts receivable, net	374	210	584
Inventories	155	134	289
Other current assets	220	28	248
Property and equipment, net	365	43	408
Other assets	51	375	426
Total assets sold	$1,260	$790	$2,050

Accounts payable	$127	$-	$127
Accrued liabilities	260	-	260
Total liabilities sold	$387	$-	$387

Certain assets and liabilities that were previously held for sale in Mexico were retained by the Company and were reclassified as assets to be held and used at August 31, 2007.  We received promissory notes for the sales prices totaling $1.5 million, of which $1.2 million was due during fiscal 2008 and was reported as a component of other current assets at August 31, 2007.  Due to the disposition of these subsidiaries, we recorded a $0.1 million benefit from the cumulative translation adjustment related to assets and liabilities sold, which was offset by expenses necessary to complete the transaction.  The net costs to complete the sales transactions resulted in an immaterial loss that was included in consolidated selling, general and administrative expenses for the year ended August 31, 2007.

15.	LEGAL SETTLEMENT

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

Profit Sharing Plans

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code.  These plans provide retirement benefits for employees meeting minimum age and service requirements.  Qualified participants may contribute up to 75 percent of their gross wages, subject to certain limitations.  These plans also provide for matching contributions to the participants that are paid by the Company.  The matching contributions, which were expensed as incurred, totaled $1.5 million, $1.5 million, and $1.3 million during the fiscal years ended August 31, 2008, 2007, and 2006.  The Company does not have any defined benefit pension plans.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each quarter.  A total of 68,702; 55,513; and 32,993 shares were issued under the ESPP during the fiscal years ended August 31, 2008, 2007, and 2006, which had a corresponding cost basis of $0.9 million, $0.5 million, and $0.2 million, respectively.  The Company received cash proceeds from the ESPP participants totaling $0.4 million, $0.3 million, and $0.2 million, for fiscal years 2008, 2007, and 2006.

Deferred Compensation Plan

We have a non-qualified deferred compensation plan that provided certain key officers and employees the ability to defer a portion of their compensation until a later date.  Deferred compensation amounts used to pay benefits are held in a “rabbi trust,” which invests in insurance contracts, various mutual funds, and shares of the Company’s common stock as directed by the plan participants.  The trust assets, which consist of the investments in insurance contracts and mutual funds, are recorded in our consolidated balance sheets because they are subject to the claims of our creditors.  The corresponding deferred compensation liability represents the amounts deferred by plan participants plus or minus any earnings or losses on the trust assets.  The deferred compensation plan’s assets totaled $0.5 million and $0.7 million at August 31, 2008 and 2007, while the plan’s liabilities totaled $0.7 million and $0.9 million at August 31, 2008 and 2007.  At August 31, 2008, the rabbi trust also held shares of our common stock with a cost basis of $0.5 million.  The assets and liabilities of the deferred compensation plan were recorded in other long-term assets, treasury stock, additional paid-in capital, and long-term liabilities, as appropriate, in the accompanying consolidated balance sheets.

We expensed charges totaling $0.1 million during each of the fiscal years ended August 31, 2008, 2007, and 2006 related to insurance premiums and external administration costs for our deferred compensation plan.

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

17.	INCOME TAXES

The benefit (provision) for income taxes consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2008	2007	2006
Current:
Federal	$(39)	$(350)	$1,433
State	(248)	(135)	(23)
Foreign	(3,346)	(2,318)	(1,903)
	(3,633)	(2,803)	(493)

Deferred:
Federal	$(4,276)	$(4,880)	$(4,380)
State	(205)	(433)	(376)
Foreign	12	49	(132)
Change in valuationallowance	116	31	20,323
	(4,353)	(5,223)	15,435
	$(7,986)	$(8,036)	$14,942

Income from operations before income taxes consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2008	2007	2006
United States	$8,857	$11,914	$10,881
Foreign	4,977	3,751	2,750
	$13,834	$15,665	$13,631

The differences between income taxes at the statutory federal income tax rate and income taxes reported in our consolidated income statements were as follows:

YEAR ENDED AUGUST 31,	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	3.3	3.6	2.9
Deferred tax valuation allowance	-	-	(149.1)
Foreign jurisdictions tax differential	3.8	1.6	2.2
Tax differential on income subject to both U.S. and foreign taxes	8.0	4.2	1.5
Uncertain tax positions	(1.5)	(0.9)	(9.4)
Tax on management stock loan interest	5.0	5.0	4.5
Non-deductible executive compensation	2.1	-	0.6
Other	2.0	2.8	2.2
	57.7%	51.3%	(109.6)%

Due to improved operating performance and the availability of expected future taxable income, we have concluded that it is more likely than not that the benefits of deferred income tax assets will be realized.  Accordingly, we reversed the valuation allowances on the majority of our net deferred income tax assets during the fourth quarter of fiscal 2006 (see further discussion below).

We paid significant amounts of withholding tax on foreign royalties during fiscal years 2008, 2007, and 2006.  However, no domestic foreign tax credits were available to offset the foreign withholding taxes during those years.

Various uncertain tax positions were resolved during the fiscal years ended August 31, 2008, 2007, and 2006, which resulted in net tax benefits to the Company.  The tax benefit recognized in fiscal 2006 was partially offset by an assessment paid in a foreign tax jurisdiction.

The Company accrues taxable interest income on outstanding management common stock loans (Note 11).  Consistent with the accounting treatment for these loans, the Company is not recognizing interest income for book purposes, thus resulting in a permanent book versus tax difference.

The significant components of our deferred tax assets and liabilities were comprised of the following (in thousands):

YEAR ENDED AUGUST 31,	2008	2007

Deferred income tax assets:
Sale and financing of corporate headquarters	$11,912	$12,078
Net operating loss carryforward	7,815	9,818
Investment in Franklin Covey Products	2,986	-
Foreign income tax credit carryforward	2,159	2,246
Impairment of investment in Franklin Covey Coaching, LLC	1,701	2,249
Bonus and other accruals	1,135	1,432
Alternative minimum tax carryforward	881	863
Inventory and bad debt reserves	832	1,515
Deferred compensation	503	912
Sales returns and contingencies	414	468
Other	559	810
Total deferred income tax assets	30,897	32,391
Less: valuation allowance	(2,475)	(2,591)
Net deferred income tax assets	28,422	29,800

Deferred income tax liabilities:
Intangibles step-ups – definite lived	(11,863)	(12,821)
Intangibles step-ups – indefinite lived	(8,647)	(8,633)
Property and equipment depreciation	(7,294)	(3,574)
Intangible asset impairment and amortization	(2,018)	(893)
Unremitted earnings of foreign subsidiaries	(586)	(630)
Other	(85)	(78)
Total deferred income tax liabilities	(30,493)	(26,629)
Net deferred income taxes	$(2,071)	$3,171

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

YEAR ENDED AUGUST 31,	2008	2007

Current assets	$2,472	$3,635
Long-term assets	29	101
Long-term liabilities	(4,572)	(565)
Net deferred income tax asset (liability)	$(2,071)	$3,171

A federal net operating loss of $33.3 million was generated in fiscal 2003.  During fiscal years 2005 through 2008, a total of $30.2 million of the fiscal 2003 loss carryforward was utilized, leaving a remaining loss carryforward from fiscal 2003 of $3.1 million, which expires on August 31, 2023.  The federal net operating loss carryforward generated in fiscal 2004 totaled $20.8 million and expires on August 31, 2024.  The total loss carryforward includes $1.3 million of deductions applicable to additional paid-in capital that will be credited once all loss carryforward amounts are utilized.

The state net operating loss carryforward of $33.3 million generated in fiscal 2003 was reduced by the utilization of $30.2 million during fiscal years 2005 through 2008 for a net carryforward amount of $3.1 million, which primarily expires between August 31, 2008 and August 31, 2018.  The state net operating loss carryforward of $20.8 million generated in fiscal 2004 primarily expires between August 31, 2008 and August 31, 2019.

The amount of federal and state net operating loss carryforwards remaining at August 31, 2008 and deductible against future years’ taxable income are subject to limitations imposed by Section 382 of the Internal Revenue Code and similar state statutes.  Under Section 382, we estimate that deductible losses will be limited to $22.3 million for fiscal 2009 and $9.5 million per year in subsequent years, not to exceed the remaining loss carryforward amounts as of the beginning of each year.

Our foreign income tax credit carryforward of $2.2 million that was generated during fiscal 2002 expires on August 31, 2012.

Valuation Allowance on Deferred Tax Assets

Our deferred income tax asset valuation allowance decreased by $35.6 million during fiscal 2006.  In connection with the reduction in our valuation allowance, we removed $15.2 million in deferred income tax assets and the corresponding valuation allowance on the management common stock loans, given the change in the accounting treatment of the management stock loan program (Note 11).  The remaining reduction in our deferred income tax asset valuation allowance resulted in a tax benefit of $20.4 million in fiscal 2006.  Because of the accounting treatment of the management stock loans, if any tax benefit is eventually realized on these loans it will be recorded as an increase to additional paid-in capital, rather than reducing our income tax expense.

We concluded that the realization of our U.S. domestic deferred tax assets, except for foreign tax credit carryforwards, was more likely than not at August 31, 2006.  Before August 31, 2006, we were precluded from reversing valuation allowances on our deferred tax assets, because we had a cumulative U.S. domestic pre-tax loss for the preceding three years.  However, as of August 31, 2006, we had positive cumulative U.S. pre-tax income for the preceding three years, thus allowing us to consider reversing valuation allowances on our deferred tax assets.

We determined that projected future taxable income at the budget, more likely than not, and probable levels would be more than adequate to allow for realization of all U.S. domestic deferred tax assets, except for those related to foreign tax credits.  We considered sources of taxable income described in SFAS No. 109, paragraph 21, including future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and reasonable, practical tax-planning strategies to generate additional taxable income.  We also noted that the Company had nearly met or had exceeded budgeted financial targets for the past two years and that Company leaders had worked extensively and successfully on developing a formal business model, allowing for more reliable budgeting, better fiscal discipline, and more timely ability to identify and resolve problems.

Based on the factors described above, we concluded that realization of our domestic deferred tax assets, except for foreign tax credit carryforwards, was more likely than not at August 31, 2006.  Accordingly, we reversed valuation allowances on the applicable deferred tax assets.  Since fiscal 2006, we have continued to be profitable, and we have utilized a significant portion of the deferred income tax assets existing at August 31, 2006, particularly net operating loss carryforwards.

To realize the benefit of our deferred income tax assets, we must generate total taxable income of approximately $77 million over the next 19 years.  Taxable income of approximately $60 million results from the reversal of temporary taxable differences.  The remaining taxable income of approximately $17 million must be generated by the operations of the Company.  The table below presents the pre-tax book income, significant book versus tax differences, and taxable income for the years ended August 31, 2008, 2007, and 2006 (in thousands).

YEAR ENDED AUGUST 31,	2008	2007	2006

Domestic pre-tax book income	$8,857	$11,914	$10,881
Deferred taxable loss on sale of assets to Franklin Covey Products	5,203	-	-
Deferred gain for book purposes on sale of assets to Franklin Covey Products	2,755	-	-
Interest on management common stock loans	1,968	2,243	1,771
Property and equipment depreciation and dispositions	(10,459)	1,170	(3,114)
Amortization/write-off of intangible assets	(2,028)	(2,814)	(1,944)
Changes in accrued liabilities	(2,373)	(1,217)	(4,096)
Share-based compensation	(1,144)	933	599
Other book versus tax differences	(541)	(468)	(1,297)
	$2,238	$11,761	$2,800

Adoption of FIN 48

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.  This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under the provisions of FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  Interpretation No. 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting for income taxes in interim periods, and requires increased disclosure of various income tax items.

We adopted the provisions of FIN 48 on September 1, 2007 and the implementation of FIN 48 did not result in a material change to our previous liability for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Description
Balance at September 1, 2007	$4,349
Additions based on tax positions related to fiscal 2008	267
Additions for tax positions in prior years	31
Reductions for tax positions of prior years resulting from the lapse of applicable statute of limitations	(292)
Other reductions for tax positions of prior years	(123)
Balance at August 31, 2008	$4,232

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.0 million.  Included in the ending balance of gross unrecognized tax benefits is $3.1 million related to individual states’ net operating loss carryforwards.  Interest and penalties related to uncertain tax positions are recognized as components of income tax expense.  The net accruals and reversals of interest and penalties reduced income tax expense by a total of $0.1 million during fiscal 2008.  The balance of interest and penalties included on the balance sheet at August 31, 2008 is $0.1 million.  The Company does not expect significant increases or decreases in unrecognized tax benefits during the next 12 months.

We file United States federal income tax returns as well as income tax returns in various states and foreign jurisdictions.  The tax years that remain subject to examinations for the Company’s major tax jurisdictions are shown below.  Additionally, any net operating losses that were generated in prior years and utilized in these years may be subject to examination.

2001-2008	Canada
2003-2008	Japan, United Kingdom
2004-2008	United States – state and local income tax
2005-2008	United States – federal income tax

18.	EARNINGS PER SHARE

Basic earnings or loss per share (EPS) is calculated by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate.  Due to modifications to our management stock loan program (Note 11), we determined that the shares of management stock loan participants that were placed in the escrow account are participating securities as defined by EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, because they continue to have equivalent common stock dividend rights.  Accordingly, these management stock loan shares are included in our basic EPS calculation during periods of net income and excluded from the basic EPS calculation in periods of net loss.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

YEAR ENDED AUGUST 31,	2008	2007	2006
Net income	$5,848	$7,629	$28,573
Preferred stock dividends	-	(2,215)	(4,385)
Net income available to common shareholders	$5,848	$5,414	$24,188

Weighted average common shares outstanding – Basic	19,577	19,593	20,134
Effect of dilutive securities:
Stock options	10	29	52
Unvested stock awards	213	266	281
Common stock warrants(1)	122	-	49
Weighted average common shares outstanding – Diluted	19,922	19,888	20,516

Basic EPS	$.30	$.28	$1.20
Diluted EPS	$.29	$.27	$1.18

(1)	For the fiscal year ended August 31, 2007, the conversion of 6.2 million common stock warrants is not assumed because such conversion would be anti-dilutive.

At August 31, 2008, 2007, and 2006, we had 1.8 million, 1.9 million, and 2.0 million stock options outstanding (Note 13) that were not included in the calculation of diluted weighted average shares outstanding for those periods because the options’ exercise prices were greater than the average market price of our common stock.  We also have 6.2 million common stock warrants outstanding that have an exercise price of $8.00 per share (Note 10).  These warrants, which expire in March 2013, and the out-of-the-money stock options described above will have a more pronounced dilutive impact on our EPS calculation in future periods if the market price of our common stock increases.

19.	SEGMENT INFORMATION

Reportable Segments

During the majority of fiscal 2008 we had two segments:  the Organizational Solutions Business Unit (OSBU) and the Consumer Solutions Business Unit (CSBU).  However, during the fourth quarter of fiscal 2008, we completed the sale of substantially all of the assets of the CSBU (Note 2), which reduced amounts reported by that segment in fiscal 2008.  The following is a description of these segments, their primary operating components, and their significant business activities during the periods reported:

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

Consumer Solutions Business Unit – This business unit was primarily focused on sales to individual customers and small business organizations and included the results of our domestic retail stores, consumer direct operations (primarily Internet sales and call center), wholesale operations, international product channels in certain countries, and other related distribution channels, including government product sales and domestic printing and publishing sales.  The CSBU results of operations also included the financial results of our paper planner manufacturing operations.  Although CSBU sales primarily consisted of products such as planners, binders, software, totes, and related accessories, virtually any component of our leadership, productivity, and strategy execution solutions may have been purchased through the CSBU channels.

The Company’s chief operating decision maker is the Chief Executive Officer and the primary measurement tool used in our business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (EBITDA), which may not be calculated as similarly titled amounts calculated by other companies.  For segment reporting purposes, our consolidated EBITDA can be calculated as income from operations excluding depreciation expense, amortization expense, the gain from the sale of CSBU assets, and the gain from the sale of our manufacturing facility in fiscal 2007.  The fiscal 2008 restructuring charge, which totaled $2.1 million, was allocated $1.1 million to OSBU domestic and $1.0 million to OSBU international.  The $1.5 million asset impairment was attributed to OSBU domestic financial results in the following segment information.

In the normal course of business, the Company may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  During fiscal 2008, we transferred our public programs operations from CSBU to OSBU and made other less significant organizational changes.  All prior period segment information has been revised to conform to the most recent classifications and organizational changes.  We account for our segment information on the same basis as the accompanying consolidated financial statements.

SEGMENT INFORMATION
(in thousands)
Fiscal Year Ended August 31, 2008	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization	Segment Assets	Capital Expenditures
Organizational Solutions Business Unit:
Domestic	$91,287	$56,684	$259	$1,364	$3,596	$80,916	$4,782
International	59,100	42,517	16,892	754	7	21,540	535
Total OSBU	150,387	99,201	17,151	2,118	3,603	102,456	5,317

Consumer Solutions Business Unit:
Retail	42,167	25,474	2,849	697	-	-	263
Consumer direct	38,662	22,657	14,667	233	-	-	110
Wholesale	16,970	9,266	8,788	-	-	-	-
CSBU International	7,295	3,837	1,279	40	-	-	-
Other CSBU	4,611	1,354	(18,943)	1,188	-	-	912
Total CSBU	109,705	62,588	8,640	2,158	-	-	1,285
Total operating segments	260,092	161,789	25,791	4,276	3,603	102,456	6,602
Corporate and eliminations	-	-	(8,867)	1,416	-	76,471	401
Consolidated	$260,092	$161,789	$16,924	$5,692	$3,603	$178,927	$7,003

Fiscal Year Ended August 31, 2007
Organizational Solutions Business Unit:
Domestic	$93,308	$60,337	$10,161	$668	$3,599	$81,526	$6,166
International	57,674	39,566	13,280	839	8	22,588	655
Total OSBU	150,982	99,903	23,441	1,507	3,607	104,114	6,821

Consumer Solutions Business Unit:
Retail	54,316	31,932	4,666	735	-	8,607	1,761
Consumer direct	48,018	27,829	18,509	222	-	620	358
Wholesale	17,991	10,087	9,475	-	-	-	-
CSBU International	7,342	4,373	894	-	-	-	-
Other CSBU	5,476	954	(22,283)	1,963	-	9,052	5,503
Total CSBU	133,143	75,175	11,261	2,920	-	18,279	7,622
Total operating segments	284,125	175,078	34,702	4,427	3,607	122,393	14,443
Corporate and eliminations	-	-	(8,844)	967	-	74,238	678
Consolidated	$284,125	$175,078	$25,858	$5,394	$3,607	$196,631	$15,121

Fiscal Year Ended August 31, 2006
Organizational Solutions Business Unit:
Domestic	$84,904	$54,479	$7,828	$376	$3,747	$83,292	$4,614
International	48,984	32,074	9,337	1,197	9	21,860	701
Total OSBU	133,888	86,553	17,165	1,573	3,756	105,152	5,315

Consumer Solutions Business Unit:
Retail	62,156	36,059	4,953	1,270	-	6,616	855
Consumer direct	52,171	30,462	21,308	48	-	538	517
Wholesale	17,782	8,820	8,240	-	-	-	-
CSBU International	7,716	4,682	1,131	-	-	-	-
Other CSBU	4,910	1,385	(22,871)	1,850	57	6,107	1,520
Total CSBU	144,735	81,408	12,761	3,168	57	13,261	2,892
Total operating segments	278,623	167,961	29,926	4,741	3,813	118,413	8,207
Corporate and eliminations	-	-	(6,712)	614	-	98,146	153
Consolidated	$278,623	$167,961	$23,214	$5,355	$3,813	$216,559	$8,360

Capital expenditures in our OSBU domestic segment include $4.0 million, $5.1 million, and $4.0 million of spending on capitalized curriculum during the fiscal years ended August 31, 2008, 2007 and 2006, respectively.

A reconciliation of reportable segment EBITDA to consolidated income (loss) before taxes is provided below (in thousands):

YEAR ENDED AUGUST 31,	2008	2007	2006
Reportable segment EBITDA	$25,791	$34,702	$29,926
Corporate expenses	(8,867)	(8,844)	(6,712)
Consolidated EBITDA	16,924	25,858	23,214
Gain on sale of CSBU assets	9,131	-	-
Gain on sale of manufacturing facility	-	1,227	-
Depreciation	(5,692)	(5,394)	(5,355)
Amortization	(3,603)	(3,607)	(3,813)
Consolidated income from operations	16,760	18,084	14,046
Interest income	157	717	1,334
Interest expense	(3,083)	(3,136)	(2,622)
Legal settlement	-	-	873
Income before income taxes	$13,834	$15,665	$13,631

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

Corporate assets, such as cash, accounts receivable, and other assets are not generally allocated to business segments for business analysis purposes.  However, inventories, intangible assets, goodwill, identifiable fixed assets, and certain other assets are classified by segment.  A reconciliation of segment assets to consolidated assets is as follows (in thousands):

AUGUST 31,	2008	2007	2006
Reportable segment assets	$102,456	$122,393	$118,413
Corporate assets	78,010	76,047	99,763
Intercompany accounts receivable	(1,539)	(1,809)	(1,617)
	$178,927	$196,631	$216,559

Enterprise-Wide Information

Our revenues are derived primarily from the United States.  However, we also operate wholly-owned offices or contract with licensees to provide products and services in various countries throughout the world.  Our consolidated revenues were derived from the following countries (in thousands):

YEAR ENDED AUGUST 31,	2008	2007	2006
Net sales:
United States	$197,181	$219,152	$221,880
Japan	26,510	24,166	21,569
Canada	10,389	8,400	8,197
United Kingdom	10,174	9,843	8,587
Australia	4,313	4,016	3,439
Mexico	1,905	4,362	3,799
Singapore	1,443	1,306	1,072
Brazil/South America	1,283	4,314	3,078
Korea	1,234	1,377	1,403
Indonesia/Malaysia	794	710	624
Others	4,866	6,479	4,975
	$260,092	$284,125	$278,623

The Company had wholly-owned offices in Japan, Canada, the United Kingdom, Australia and product sales operations in Mexico during fiscal 2008.  Our long-lived assets held in these locations were as follows for the periods indicated (in thousands):

AUGUST 31,	2008	2007	2006
Long-lived assets:
United States	$106,878	$121,279	$124,208
Americas	2,230	2,433	2,661
Japan	1,509	1,453	1,489
United Kingdom	258	976	735
Australia	141	387	346
	$111,016	$126,528	$129,439

Inter-segment sales were immaterial and are eliminated in consolidation.

20.	RELATED PARTY TRANSACTIONS

The Company pays the Vice-Chairman and a former Vice-Chairman of the Board of Directors a percentage of the proceeds received for seminars that they present.  During the fiscal years ended August 31, 2008, 2007, and 2006, we expensed charges totaling $2.9 million, $2.0 million, and $1.6 million, to the Vice-Chairman and former Vice Chairman for their seminar presentations.  We also pay the Vice-Chairman and former Vice-Chairman a percentage of the royalty proceeds received from the sale of certain books that were authored by them.  During fiscal 2008, 2007, and 2006, we expensed $0.3 million, $0.2 million, and $0.2 million for royalty payments made to the Vice-Chairman and former Vice-Chairman under these agreements.  At August 31, 2008 and 2007, we had accrued $0.6 million and $0.3 million payable to the Vice-Chairman and former Vice-Chairman under the forgoing agreements.  These amounts were included as a component of accrued liabilities in our consolidated balance sheets.

We pay a son of the Vice-Chairman of the Board of Directors, who is also an employee of the Company, a percentage of the royalty proceeds received from the sales of certain books authored by the son of the Vice-Chairman.  During the fiscal years ended August 31, 2008, 2007, and 2006, we expensed $0.7 million, $0.4 million, and $0.3 million to the son of the Vice-Chairman for these royalty payments and had $0.1 million accrued at August 31, 2008 and 2007 as payable under the terms of this arrangement.  These amounts are included in accrued liabilities in our consolidated balance sheets.

During fiscal 2006, we signed a non-exclusive license agreement for certain intellectual property with a son of the Vice-Chairman of the Board of Directors, who was previously an officer of the Company and a member of our Board of Directors.  We are required to pay the son of the Vice-Chairman royalties for the use of certain intellectual property developed by the son of Vice-Chairman.  Our payments to the son of the Vice-Chairman totaled $0.3 million, $0.2 million, and $0.1 million during the fiscal years ended August 31, 2008, 2007, and 2006, respectively.  The license agreement provides for minimum royalty payments during the term of the agreement, which expires in fiscal 2011.  The license agreement also contains a provision that allows us to extend the term of the agreement for an additional five years.  The minimum royalties are payable as follows (in thousands):

YEAR ENDING AUGUST 31,
2009	$100
2010	100
2011	150
$350

Each fiscal year of extended term	$150

The license agreement with the son of the Vice-Chairman also contains an option to purchase the organizational channel business at specified periods.  In fiscal 2003, we issued a separate non-exclusive license agreement for certain intellectual property to the same son of the Vice-Chairman.  The Company received a nominal amount to establish the license agreement and license payments required to be paid under terms of this license agreement were insignificant during fiscal years 2008, 2007, and 2006.

As part of a preferred stock offering to a private investor, an affiliate of the investor, who was then a director of the Company, was named as the Chairman of the Board of Directors and was later elected as CEO.  This individual continues to serve as our Chairman of the Board and CEO at August 31, 2008.  In addition, one of the affiliates of the private investor was named to our Board of Directors and continues to serve in that position.  In connection with the preferred stock offering, we paid an affiliate of the investor $0.1 million and $0.2 million during the years ended August 31, 2007 and 2006 for monitoring fees, which were reduced by redemptions of outstanding Series A preferred stock.  Following the redemption of all remaining preferred stock in fiscal 2007, we do not have any further obligation to pay monitoring fees to the affiliate of the investor.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

There was no information to be disclosed in a current Report on Form 8-K during fourth quarter of fiscal 2008 that was not previously reported.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Certain information required by this Item is incorporated by reference to the sections entitled “Nominees for Election to the Board of Directors,” “Directors Whose Terms of Office Continue,” “Executive Officers,” “Section 16(a) Beneficial Ownership Compliance,” “Corporate Governance,” and “Board of Director Meetings and Committees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 16, 2009.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

ITEM 11.    Executive Compensation

The information required by this Item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 19, 2009.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	[a]	[b]	[c]
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders(1)(2)	2,028	$12.82	1,944

(1)	Excludes 94,500 shares of unvested (restricted) stock awards that are subject to forfeiture.

(2)
  During the fourth quarter of fiscal 2008, we canceled all outstanding long-term incentive plan (LTIP) awards granted in fiscal 2007 and fiscal 2006 and these previously granted awards have no impact upon   the amounts disclosed.

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 19, 2009.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 19, 2009.

ITEM 14.    Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 19, 2009.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)         List of documents filed as part of this report:

1.
Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2008, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2008 and 2007

Consolidated Income Statements and Statements of Comprehensive Income for the years ended August 31, 2008, 2007, and 2006

Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows for the years ended August 31, 2008, 2007, and 2006

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

3.	Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
2.1	Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(19)
2.2	Amendment to Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(20)
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(8)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey (Appendix C)	(12)

3.3	Amended and Restated Bylaws of the Registrant	(1)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)
4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(5)
4.3	Registration Rights Agreement, dated June 2, 1999	(5)
4.4	Restated Shareholders Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(8)
4.5	Restated Registration Rights Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(8)
10.1*	Amended and Restated 1992 Employee Stock Purchase Plan	(3)
10.2*	Amended and Restated 2000 Employee Stock Purchase Plan	(6)
10.3*	Amended and Restated 2004 Employee Stock Purchase Plan	(15)
10.4*	Amended and Restated 1992 Stock Incentive Plan	(4)
10.5*	First Amendment to Amended and Restated 1992 Stock Incentive Plan	(16)
10.6*	Third Amendment to Amended and Restated 1992 Stock Incentive Plan	(17)
10.7*	Fifth Amendment to the Franklin Covey Co. Amended and Restated 1992 Stock Incentive Plan (Appendix A)	(12)
10.8*	Forms of Nonstatutory Stock Options	(1)
10.9*	Amended and Restated Option Agreement, dated December 8, 2004, by and between the Company and Robert A. Whitman	(7)
10.10*	Agreement for the Issuance of Restricted Shares, dated as of December 8, 2004, by and between Robert A. Whitman and the Company	(7)
10.11	Restated Monitoring Agreement, dated as of March 8, 2005, between the Company and Hampstead Interests, LP	(8)
10.12	Warrant, dated March 8, 2005, to purchase 5,913,402 shares of Common Stock issued by the Company to Knowledge Capital Investment Group	(8)
10.13	Form of Warrant to purchase shares of Common Stock to be issued by the Company to holders of Series A Preferred Stock other than Knowledge Capital Investment Group	(8)
10.14*	Franklin Covey Co. 2004 Non-Employee Directors’ Stock Incentive Plan	(9)
10.15*	The first amendment to the Franklin Covey Co. 2004 Non-Employee Director Stock Incentive Plan, (Appendix B)	(12)
10.16*	Form of Option Agreement for the 2004 Non-Employee Directors Stock Incentive Plan	(9)
10.17*	Form of Restricted Stock Agreement for the 2004 Non-Employees Directors Stock Incentive Plan	(9)

10.18	Master Lease Agreement between Franklin SaltLake LLC (Landlord) Franklin Development Corporation (Tenant)	(10)
10.19	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(10)
10.20	Redemption Extension Voting Agreement between Franklin Covey Co. and Knowledge Capital Investment Group, dated October 20, 2005	(11)
10.21	Agreement for Information Technology Services between each of Franklin Covey Co. Electronic Data Systems Corporation, and EDS Information Services LLC, dated April 1, 2001	(13)
10.22	Additional Services Addendum No. 1 to Agreement for Information Technology Services between each of Franklin Covey Co. Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(13)
10.23	Amendment No. 2 to Agreement for Information Technology Services between each of Franklin Covey Co. Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(13)
10.24	Amendment No. 6 to the Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services L.L.C. dated April 1, 2006	(14)
10.25	Revolving Line of Credit Agreement ($18,000,000) by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 14, 2007	(18)
10.26	Secured Promissory Note between JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 14, 2007	(18)
10.27	Security Agreement between Franklin Covey Co., Franklin Covey Printing, Inc., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Catalog Sales, Inc., Franklin Covey Client Sales, Inc., Franklin Covey Product Sales, Inc., Franklin Covey Services LLC, Franklin Covey Marketing, LTD., and JPMorgan Chase Bank, N.A. and Zions First National Bank, dated March 14, 2007	(18)
10.28	Repayment Guaranty between Franklin Covey Co., Franklin Covey Printing, Inc., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Catalog Sales, Inc., Franklin Covey Client Sales, Inc., Franklin Covey Product Sales, Inc., Franklin Covey Services LLC, Franklin Covey Marketing, LTD., and JPMorgan Chase Bank N.A., dated March 14, 2007	(18)
10.29	Pledge and Security Agreement between Franklin Covey Co. and JPMorgan Chase Bank, N.A. and Zions First National Bank, dated March 14, 2007	(18)
10.30	Revolving Line of Credit Agreement ($7,000,000) by and between Zions First National Bank and Franklin Covey Co. dated March 14, 2007	(18)
10.31	Secured Promissory Note between Zions First National Bank and Franklin Covey Co. dated March 14, 2007	(18)

10.32	Repayment Guaranty between Franklin Covey Co., Franklin Covey Printing, Inc., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Catalog Sales, Inc., Franklin Covey Client Sales, Inc., Franklin Covey Product Sales, Inc., Franklin Covey Services LLC, Franklin Covey Marketing, LTD., and Zions First National Bank, dated March 14, 2007	(18)
10.33	Credit Agreement between Franklin Covey Canada, Ltd. and Toronto-Dominion Bank dated February 19, 2007	(18)
10.34	Master License Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(21)
10.35	Supply Agreement between Franklin Covey Products, LLC and Franklin Covey Product Sales, Inc.	(21)
10.36	Master Shared Services Agreement between The Franklin Covey Products Companies and the Shared Services Companies	(21)
10.37	Amended and Restated Operating Agreement of Franklin Covey Products, LLC	(21)
10.38	Sublease Agreement between Franklin Development Corporation and Franklin Covey Products, LLC	(21)
10.39	Sub-Sublease Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(21)
10.40	Loan Modification Agreement between Franklin Covey Co. and JPMorgan Chase Bank, N.A. dated July 8, 2008	(21)
10.41	General Services Agreement between Franklin Covey Co. and Electronic Data Systems (EDS) dated October 27, 2008		éé
21	Subsidiaries of the Registrant		éé
23	Consent of Independent Registered Public Accounting Firm		éé
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		éé
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer		éé
32	Section 1350 Certifications		éé
99.1	Report of KPMG LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statement Schedule for the years ended August 31, 2008, 2007, and 2006		éé
99.2	Financial Statement Schedule II – Valuation and Qualifying Accounts and Reserves.		éé

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.
(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.
(3)	Incorporated by reference to Report on Form 10-K filed November 27, 1992, for the year ended August 31, 1992.
(4)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on January 3, 1994, Registration No. 33-73728.

(5)	Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 14, 1999). Registration No. 005-43123.
(6)	Incorporated by reference to Report on Form S-8 filed with the Commission on May 31, 2000, Registration No. 333-38172.
(7)	Incorporated by reference to Report on Form 8-K filed with the Commission on December 14, 2005.**
(8)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.**
(9)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 25, 2005.**
(10)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 27, 2005.**
(11)	Incorporated by reference to Report on Form 8-K filed with the Commission on October 24, 2005.**
(12)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 12, 2005.**
(13)	Incorporated by reference to Report on Form 10-Q filed July 10, 2001, for the quarter ended May 26, 2001.**
(14)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 5, 2006.**
(15)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on February 1, 2005.**
(16)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A dated November 5, 1993.**
(17)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 3, 1999.**
(18)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 19, 2007.**
(19)	Incorporated by reference to Report on Form 8-K/A filed with the Commission on May 29, 2008.**
(20)	Incorporated by reference to Report on Form 10-Q filed July 10, 2008, for the Quarter ended May 31, 2008.**
(21)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 11, 2008.**
éé  Filed herewith and attached to this report.
*       Indicates a management contract or compensatory plan or agreement.
**     Registration No. 001-11107.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2008.

FRANKLIN COVEY CO.

By:	/s/ Robert A. Whitman
Robert A. Whitman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert A. Whitman	Chairman of the Board and Chief Executive Officer	November 14, 2008
Robert A. Whitman
/s/ Stephen R. Covey	Vice-Chairman of the Board	November 14, 2008
Stephen R. Covey
/s/Clayton M. Christensen	Director	November 14, 2008
Clayton M. Christensen
/s/ Robert H. Daines	Director	November 14, 2008
Robert H. Daines
/s/ E.J. “Jake” Garn	Director	November 14, 2008
E.J. “Jake” Garn
/s/ Dennis G. Heiner	Director	November 14, 2008
Dennis G. Heiner
/s/ Donald J. McNamara	Director	November 14, 2008
Donald J. McNamara
/s/ Joel C. Peterson	Director	November 14, 2008
Joel C. Peterson
/s/ E. Kay Stepp	Director	November 14, 2008
E. Kay Stepp