Form 10-Q
period 2008-11-29
FRANKLIN COVEY CO
filed 2009-01-13
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2008

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

16,889,872 shares of Common Stock as of January 2, 2009

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	November 29, 2008	August 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,490	$15,904
Accounts receivable, less allowance for doubtful accounts of $1,143 and $1,066	26,367	27,114
Inventories	8,114	8,397
Deferred income taxes	2,537	2,472
Receivable from equity method investee	6,967	7,672
Income taxes receivable	1,381	-
Prepaid expenses and other assets	4,743	5,102
Total current assets	53,599	66,661

Property and equipment, net	26,752	26,928
Intangible assets, net	71,425	72,320
Other assets	11,419	11,768
	$163,195	$177,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing obligation	$667	$670
Line of credit	18,775	-
Accounts payable	7,770	8,713
Income taxes payable	-	384
Tender offer obligation	-	28,222
Accrued liabilities	20,937	23,419
Total current liabilities	48,149	61,408

Long-term debt and financing obligation, less current portion	32,039	32,291
Other liabilities	1,045	1,229
Deferred income tax liabilities	4,073	4,572
Total liabilities	85,306	99,500

Shareholders’ equity:
Common stock – $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	184,284	184,313
Common stock warrants	7,597	7,597
Retained earnings	24,244	24,811
Accumulated other comprehensive income	1,102	1,007
Treasury stock at cost, 7,271 and 7,296 shares	(140,691)	(140,904)
Total shareholders’ equity	77,889	78,177
	$163,195	$177,677

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Quarter Ended
	November 29, 2008	December 1, 2007
	(unaudited)

Net sales:
Training and consulting services	$30,481	$34,199
Products	3,681	38,802
Leasing	919	573
	35,081	73,574
Cost of sales:
Training and consulting services	11,023	10,723
Products	1,886	16,497
Leasing	475	363
	13,384	27,583
Gross profit	21,697	45,991

Selling, general, and administrative	20,610	38,771
Depreciation	903	1,380
Amortization	902	899
Income (loss) from operations	(718)	4,941

Interest income	53	9
Interest expense	(828)	(910)
Income (loss) before income taxes	(1,493)	4,040
Income tax benefit (provision)	924	(2,048)
Net income (loss)	$(569)	$1,992

Net income (loss) per share:
Basic	$(.04)	$.10
Diluted	$(.04)	$.10

Weighted average number of common shares:
Basic	13,378	19,481
Diluted	13,378	19,760

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarter Ended
	November 29, 2008	December 1, 2007
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(569)	$1,992
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,813	2,489
Deferred income taxes	(499)	1,497
Share-based compensation expense (benefit)	70	(739)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	944	(2,663)
Decrease in receivable from equity method investee	705	-
Decrease in inventories	670	216
Decrease (increase) in other assets	1,235	(143)
Increase (decrease) in accounts payable and accrued liabilities	(3,975)	3,185
Increase (decrease) in other long-term liabilities	(191)	18
Decrease in income taxes payable	(1,885)	(240)
Net cash provided by (used for) operating activities	(1,682)	5,612

Cash flows from investing activities:
Proceeds on notes receivable from disposals of subsidiaries	-	586
Purchases of property and equipment	(585)	(1,268)
Curriculum development costs	(412)	(573)
Net cash used for investing activities	(997)	(1,255)

Cash flows from financing activities:
Proceeds from line of credit borrowing	33,337	17,654
Payments on line of credit borrowing	(14,562)	(18,998)
Principal payments on long-term debt and financing obligation	(165)	(148)
Proceeds from sales of common stock from treasury	115	102
Purchase of treasury shares through tender offer	(28,222)	-
Net cash used for financing activities	(9,497)	(1,390)

Effect of foreign exchange rates on cash and cash equivalents	(238)	(337)
Net increase (decrease) in cash and cash equivalents	(12,414)	2,630
Cash and cash equivalents at beginning of the period	15,904	6,126
Cash and cash equivalents at end of the period	$3,490	$8,756

Supplemental disclosure of cash flow information:
Cash paid for interest	$784	$923
Cash paid for income taxes	$1,559	$1,098

Non-cash investing and financing activities:
Acquisition of property and equipment through accounts payable	$759	$563

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) believes that great organizations consist of great people who form great teams that in turn produce great results.  To enable organizations and individuals to achieve great results, we provide integrated consulting, training, and performance solutions focused on leadership, strategy execution, productivity, sales force effectiveness, effective communication, and other areas.  Our services and products have historically been available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com and our best-known offerings in the marketplace have included the FranklinCovey Planner™, and a suite of individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People.

During the fourth quarter of fiscal 2008, we completed the sale of substantially all of the assets of our Consumer Solutions Business Unit (CSBU) to a newly formed entity, Franklin Covey Products, LLC (Note 3).  The CSBU was primarily responsible for the sale of our products, including the FranklinCovey Planner™, to consumers through retail stores, catalogs, and our Internet site.  Following the sale of the CSBU, our business primarily consists of training, consulting, and assessment services and products to help organizations achieve superior results by focusing on and executing on top priorities, building the capability of knowledge workers, and aligning business processes.  Our training, consulting, and assessment offerings include services based upon the popular workshops The 7 Habits of Highly Effective People™; Leadership: Great Leaders—Great  Teams—Great Results™; The 4 Disciplines of Execution™; FOCUS: Achieving Your Highest Priorities™; The 8 Habits of a Successful Marriage; Building Business Acumen™; Championing Diversity; Leading at the Speed of Trust; Writing Advantage™, and Presentation Advantage™.  Through interaction with our clients and assessment of marketplace needs, we seek to create, develop, and introduce new services and products that will help our clients achieve greatness.

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments, except for the correction of errors in prior periods as described in Note 2) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that will end on November 29, 2008, February 28, 2009, and May 30, 2009 during fiscal 2009.  Under the modified 52/53-

week fiscal year, the quarter ended November 29, 2008 had one less business day than the quarter ended December 1, 2007.  Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  These reclassifications included a change in the classification of leasing income, corresponding leasing cost of sales, and building depreciation costs related to sub-leased office space from product cost of sales to depreciation expense.  The depreciation expense reclassified from product cost of sales totaled $0.2 million for the quarter ended December 1, 2007.

The results of operations for the quarter ended November 29, 2008 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2009.

NOTE 2 – CORRECTION OF IMMATERIAL ERRORS

Subsequent to the quarter ended November 28, 2009, we identified errors due to improper accounting for certain product sales in the fourth quarter of fiscal 2008, and the improper calculation of inventory reserves from late fiscal 2006 through the fourth quarter of fiscal 2008 in the financial statements of our directly owned subsidiary in Japan.

During the fourth quarter of fiscal 2008, certain product sales were recorded where delivery had not occurred resulting in an overstatement of revenues.  In addition, we determined that our Japanese subsidiary’s inventory reserve calculation did not appropriately capture all considerations of old and outdated material resulting in an overstatement in the value of our inventory.

The revenue recognition error resulted in a $0.9 million overstatement of sales, which had a $0.6 million impact on gross profit, in fourth quarter of fiscal 2008.  The inventory reserve calculation errors from the fourth quarter of fiscal 2006 through August 31, 2008 cumulatively totaled $0.7 million and were immaterial overall to previously reported quarterly and annual periods.

We assessed the materiality of these errors in accordance with Staff Accounting Bulletin (SAB) No. 108 and determined that the errors were immaterial to previously reported amounts contained in our periodic reports and we intend to correct these errors through subsequent periodic filings.  The effects of recording these immaterial corrections in the consolidated statements of operations for the three fiscal years impacted, consolidated balance sheet as of August 31, 2008, and for the fiscal 2008 quarterly periods to be reported in subsequent periodic filings are as follows (in thousands):

	For the Fiscal Year Ended August 31, 2008
	As Reported	As Revised

Sales	$260,092	$259,193
Gross profit	161,243	160,482
Operating income	16,760	15,999
Net income	5,848	5,527

Accounts receivable	28,019	27,114
Inventories	8,742	8,397

Retained earnings	25,337	24,813
Total shareholders’ equity	78,754	78,179

	For the Quarter Ended August 31, 2008
	As Reported	As Revised
Sales	$52,330	$51,431
Gross profit	32,853	32,267
Operating income	5,750	5,164
Net income	2,218	1,970

	For the Quarter Ended May 31, 2008
	As Reported	As Revised
Gross profit	$35,757	$35,786
Operating loss	(852)	(823)
Net income	(1,511)	(1,482)

Inventories	7,034	6,352

Retained earnings	23,119	22,843
Total shareholders’ equity	104,344	103,999

	For the Quarter Ended March 1, 2008
	As Reported	As Revised
Gross profit	$46,688	$46,620
Operating income	6,785	6,717
Net income	3,082	3,047

Inventories	21,190	20,469

Retained earnings	24,630	24,325
Total shareholders’ equity	106,282	105,898

	For the Quarter Ended December 1, 2007
	As Reported	As Revised
Gross profit	$45,945	$45,809
Operating income	5,077	4,941
Net income	2,059	1,992

Inventories	24,176	23,569

Retained earnings	21,548	21,278
Total shareholders’ equity	102,590	102,287

	For the Fiscal Year Ended August 31, 2007
	As Reported	As Revised
Gross profit	$174,377	$174,004
Operating income	18,084	17,711
Net income	5,414	5,250

Inventories	24,033	23,584

Retained earnings	19,489	19,286
Total shareholders’ equity	100,919	100,705

	For the Fiscal Year Ended August 31, 2006
	As Reported	As Revised
Gross profit	$167,385	$167,320
Operating income	14,046	13,981
Net income	24,188	24,148

Inventories	21,790	21,726

Retained earnings	14,075	14,035
Total shareholders’ equity	133,349	133,310

NOTE 3 – SALE OF CONSUMER SOLUTIONS BUSINESS UNIT

During the fourth quarter of fiscal 2008, we joined with Peterson Partners to create a new company, Franklin Covey Products, LLC (Franklin Covey Products).  This new company purchased substantially all of the assets of our Consumer Solutions Business Unit (CSBU) with the objective of expanding the worldwide sales of Franklin Covey products as governed by a comprehensive license agreement between us and Franklin Covey Products.  On the closing date of the sale, the Company invested approximately $1.8 million to purchase a 19.5 percent voting interest in Franklin Covey Products, made a $1.0 million priority capital contribution with a 10 percent return, and will have the opportunity to earn contingent license fees if Franklin Covey Products achieves specified performance objectives.  We recognized a gain totaling $9.1 million on the sale of the CSBU assets and according to guidance found in Emerging Issues Task Force (EITF) Issue No. 01-2, Interpretations of APB Opinion No. 29, we deferred a portion of the gain equal to our investment in

Franklin Covey Products.  We will recognize the deferred gain over the life of the long-term assets acquired by Franklin Covey Products or when cash is received for payment of the priority contribution.

Based upon the guidance found in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations, and SAB No. 103, Topic 5Z4, Disposal of Operation with Significant Interest Retained, we determined that the operations of CSBU should not be reported as discontinued operations because we will continue to have significant influence over the operations of Franklin Covey Products and may participate in future cash flows.  As a result of this determination, we have not presented the financial results of the CSBU as discontinued operations in the accompanying condensed consolidated income statement for the quarter ended December 1, 2007.

The following unaudited pro forma condensed consolidated income statement for the fiscal quarter ended December 1, 2007 gives effect to the sale of the CSBU assets as if the sale transaction occurred at the beginning of the period presented.  The pro forma information is not necessarily indicative of the results of operations or indicative of results that would have actually occurred had the transaction been completed as of the beginning of the period presented.  The pro forma adjustments, which primarily consist of entries to dispose of the CSBU for the period presented, are based upon available information and certain assumptions we believe are reasonable.  The pro forma financial information should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in our report on Form 10-K for the fiscal year ended August 31, 2008 and our quarterly report on Form 10-Q for the period ended December 1, 2007 (in thousands).

Pro Forma Quarter Ended December 1, 2007

Sales	$38,104
Cost of sales	13,014
Gross profit	25,090

Selling, general, and administrative	21,844
Depreciation	896
Amortization	899
Income from operations	1,451

Interest income	9
Interest expense	(910)
Income before provision for income taxes	550
Provision for income taxes	(279)
Net income	$271

Diluted earnings per common share	$.01

Following the sale of the CSBU assets, we do not have any obligation to fund the losses of Franklin Covey Products and therefore our portion of the net loss incurred by Franklin Covey Products in the first quarter of fiscal 2009 was not recorded in our consolidated income statement.  Under the terms of the agreements associated with the sale of the CSBU assets, we are entitled to receive reimbursement for certain operating costs, such as warehousing and distribution costs, which are billed to the Company by third-party providers.  At November 29, 2008 we had a $7.0 million receivable from Franklin Covey Products, which consisted of $3.5 million resulting from the working capital settlement and reimbursable costs associated with the sale transaction that is due in January 2009, and $3.5 million of reimbursable operating costs.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	November 29, 2008	August 31, 2008

Finished goods	$7,633	$7,984
Work in process	-	-
Raw materials	481	413
	$8,114	$8,397

NOTE 5 – SHARE-BASED COMPENSATION

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant performance awards, unvested stock awards, employee stock purchase plan (ESPP) shares, and stock options.  In addition, our Board of Directors and shareholders may, from time to time, approve fully vested stock awards.  The compensation cost of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying condensed consolidated income statements and no share-based compensation was capitalized during the quarter ended November 29, 2008.  The Company generally issues shares of common stock for its share-based compensation plans from shares held in treasury.  The following is a description of recent developments in our share-based compensation plans.

Performance Awards

The Company has a performance based long-term incentive plan (the LTIP) that provides for annual grants of share-based performance awards to certain managerial personnel and executive management as directed by the Organization and Compensation Committee (Compensation Committee) of the Board of Directors.  The LTIP performance awards cliff vest at the completion of a three-year performance period that begins on September 1 in the fiscal year of the grant.  The number of common shares that are finally awarded to LTIP participants is variable and is based entirely upon the achievement of specified financial performance objectives during the three-year performance period.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the number of shares expected to be awarded based upon actual and estimated financial results of the Company compared to the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the estimated probable number of common shares to be awarded.

During the quarter ended November 29, 2008, we granted LTIP awards for 205,700 shares of common stock (the target award) to be awarded if we achieve 100 percent of the specified financial results for the fiscal 2009 award, which are primarily based on cumulative operating income growth over the performance period ending August 31, 2011.  The grant date fair value of our common stock was $4.60 per share and the fiscal 2009 LTIP award is being expensed on a straight line basis over the performance period less a five percent estimated forfeiture rate.

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

Based upon a report from its external compensation consultant regarding competitive compensation practices for Boards of Directors of similar sized public companies, and to provide closer alignment with current and emerging market practices which support the Board’s stewardship role, the Compensation Committee of the Board of Directors approved modifications to the Non-Employee Directors’ Plan during the quarter ended November 29, 2008.  These modifications included 1) a change from an annual grant of 4,500 shares to a whole-share grant equal to $40,000; 2) a change in the vesting period from three years to one year; and 3) a change in the grant date from March 31 of each year to January (following the Annual Shareholders’ Meeting) of each year.  These modifications affect future awards under the Non-Employee Directors’ Plan and no previously granted awards are subject to modification.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of the Company’s common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter ended November 29, 2008, a total of 14,347 shares were issued to participants in the ESPP.

Stock Options

The Company has an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the fair market value of the Company’s common stock on the date of grant.  The term, not to exceed ten years, and exercise period of each incentive stock option awarded under the plan are determined by the Compensation Committee.

Information related to stock option activity during the quarter ended November 29, 2008 is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price Per Share
Outstanding at August 31, 2008	2,027,800	$12.82
Granted	-	-
Exercised	(1,000)	6.56
Forfeited	-	-
Outstanding at November 29, 2008	2,026,800	$12.82

Options vested and exercisable at November 29, 2008	2,026,800	$12.82

NOTE 6 – INCOME TAXES

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

We recognized an income tax benefit during the quarter ended November 29, 2008 based upon expected pre-tax income for the year ended August 31, 2009.  Our effective tax benefit rate for the quarter ended November 29, 2008 of approximately 62 percent was higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.  The Company does not expect significant increases or decreases in unrecognized tax benefits during the next 12 months.

NOTE 7 – COMPREHENSIVE INCOME

Comprehensive income is based on net income and includes charges and credits to equity accounts that are not the result of transactions with shareholders.  Comprehensive income for the Company was calculated as follows (in thousands):

	Quarter Ended
	November 29, 2008	December 1, 2007
Net income (loss)	$(569)	$1,992
Other comprehensive income items net of tax:
Foreign currency translation adjustments	95	217
Comprehensive income (loss)	$(474)	$2,209

NOTE 8 – EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate.  Due to modifications to our management stock loan program, we determined that the shares of management stock loan participants that were placed in the escrow account are participating securities as defined by EITF Issue 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, because they continue to have equivalent common stock dividend rights.  Accordingly, these management stock loan shares are included in our basic EPS calculation during periods of net income and excluded from the basic EPS calculation in periods of net loss.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended
	November 29, 2008	December 1, 2007
Numerator for basic and diluted earnings per share:
Net income (loss)	$(569)	$1,992

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding(1)	13,378	19,481
Effect of dilutive securities:
Stock options	-	9
Unvested stock awards	-	270
Common stock warrants(2)	-	-
Diluted weighted average shares outstanding	13,378	19,760

Basic and diluted EPS:
Basic EPS	$(.04)	$.10
Diluted EPS	$(.04)	$.10

(1)
Since the Company recognized net income for the quarter ended December 1, 2007, basic weighted average shares for that period includes 3.5 million shares of common stock held by management stock loan participants that were placed in escrow.  These shares were excluded from basic weighted-average shares for the quarter ended November 29, 2008.

(2)	For the quarters ended November 29, 2008 and December 1, 2007, the conversion of 6.2 million common stock warrants is not assumed because such conversion would be anti-dilutive.

At November 29, 2008 and December 1, 2007, we had approximately 2.0 million and 1.9 million stock options outstanding, which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common shares for the respective periods.  Although these shares were not included in our calculation of diluted EPS, these stock options and our common stock warrants may have a dilutive effect on the Company’s EPS calculation in future periods if the price of our common stock increases.

NOTE 9 – SEGMENT INFORMATION

Prior to the sale of the CSBU (Note 3), which closed during the fourth quarter of fiscal 2008, the Company had two operating segments:  the Organizational Solutions Business Unit (OSBU) and the Consumer Solutions Business Unit (CSBU).  The following is a description of these segments, their primary operating components, and their significant business activities:

Organizational Solutions Business Unit – The OSBU is primarily responsible for the development, marketing, sale, and delivery of strategic execution, productivity, leadership, sales force performance, and communication training and consulting solutions directly to organizational clients, including other companies, the government, and educational institutions.  The OSBU includes the financial results of our domestic sales force, public programs, and certain international operations.  The domestic sales force is responsible for the sale and delivery of our training and consulting services in the United States and Canada.  Our international sales group includes the financial results of our directly owned foreign offices and royalty revenues from licensees.

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

The Company’s chief operating decision maker is the Chief Executive Officer (CEO), and the primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (EBITDA), which may not be calculated as similarly titled amounts calculated by other companies.  For segment reporting purposes, our consolidated EBITDA can be calculated as our income from operations excluding depreciation and amortization charges.

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  During the first quarter of fiscal 2009, we closed our directly owned Canadian office and assigned our Canadian sales and support personnel to various domestic sales regions.  As a result of these changes, the results of our Canadian operations are now included in the domestic segment of the OSBU.  We also made other less significant organizational changes during the quarter ended November 29, 2008.  All prior period segment information has been revised to conform to the most recent classifications and organizational changes.  We account for our segment information on the same basis as the accompanying condensed consolidated financial statements.

SEGMENT INFORMATION
(in thousands)
Quarter Ended November 29, 2008	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization
Organizational Solutions Business Unit:
Domestic	$20,726	$11,754	$(2,081)	$291	$899
International	13,436	9,499	4,407	96	3
Total OSBU	34,162	21,253	2,326	387	902

Consumer Solutions Business Unit:
Retail	-	-	-	-	-
Consumer direct	-	-	-	-	-
Wholesale	-	-	-	-	-
CSBU International	-	-	-	-	-
Other CSBU	-	-	-	-	-
Total CSBU	-	-	-	-	-
Total operating segments	34,162	21,253	2,326	387	902
Corporate and eliminations	919	444	(1,239)	516	-
Consolidated	$35,081	$21,697	$1,087	$903	$902

Quarter Ended December 1, 2007
Organizational Solutions Business Unit:
Domestic	$23,964	$15,275	$595	$308	$899
International	13,567	9,604	4,104	154	-
Total OSBU	37,531	24,879	4,699	462	899

Consumer Solutions Business Unit:
Retail	13,135	7,718	852	214	-
Consumer direct	14,812	9,009	6,301	68	-
Wholesale	4,261	2,455	2,294	-	-
CSBU International	2,671	1,557	660	25	-
Other CSBU	591	163	(6,204)	234	-
Total CSBU	35,470	20,902	3,903	541	-
Total operating segments	73,001	45,781	8,602	1,003	899
Corporate and eliminations	573	210	(1,382)	377	-
Consolidated	$73,574	$45,991	$7,220	$1,380	$899

A reconciliation of operating segment EBITDA to consolidated income before taxes is provided below (in thousands):

	Quarter Ended
	November 29, 2008	December 1, 2007
Reportable segment EBITDA	$2,326	$8,602
Corporate expenses	(1,239)	(1,382)
Consolidated EBITDA	1,087	7,220
Depreciation	(903)	(1,380)
Amortization	(902)	(899)
Income (loss) from operations	(718)	4,941
Interest income	53	9
Interest expense	(828)	(910)
Income (loss) before taxes	$(1,493)	$4,040

NOTE 10 – SUBSEQUENT EVENT

On December 31, 2008, we completed the acquisition of substantially all of the assets of CoveyLink Worldwide, LLC (CoveyLink).  CoveyLink has developed training courses and related materials based on the concepts found in The SPEED of Trust, which was written by Stephen M.R. Covey.  Under the terms of the acquisition agreement, we paid $1.0 million in cash for the assets at the closing date and will be required to pay contingent earnout payments to the former owners of CoveyLink based on increases in earnings before interest, taxes, depreciation, and amortization (EBITDA) over the next five years.  In connection with the acquisition, we also amended our existing intellectual property license with CoveyLink.  The new license agreement grants the Company an exclusive, perpetual, worldwide license to the intellectual property of CoveyLink.  The former owners of CoveyLink, Stephen M.R. Covey and Greg Link, will also join the FranklinCovey team and they will now direct our sales of the corporate training and services that were previously provided by CoveyLink.  Additionally, Mr. Covey and Mr. Link will continue to give speeches based on The SPEED of Trust and related topics.  We also intend to make CoveyLink products and services available worldwide through our international operations.  Mr. Covey is the son of Steven R. Covey, who currently serves as the Vice-Chairman of our Board of Directors.

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

The Company suggests that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2008.

RESULTS OF OPERATIONS

Overview

Our financial results for the first quarter of fiscal 2009 are difficult to compare to the first quarter of fiscal 2008 due to the sale of substantially all of the assets of our Consumer Solutions Business Unit (CSBU) to Franklin Covey Products, LLC, during the fourth quarter of fiscal 2008.  The CSBU was primarily responsible for sales of the Company’s consumer products, including the popular FranklinCovey Planner, binders, and related accessories, to consumers and small businesses through retail, wholesale, Internet, and call center channels.  Due to our ownership interest in and continuing involvement with Franklin Covey Products, LLC, we were unable to present the financial operations of the CSBU in a discontinued operations format for the quarter ending December 1, 2007.  Our first fiscal quarter includes the months of September, October, and November and in prior years, our first quarter operating results were favorably impacted by product sales made during the beginning of the traditionally busy holiday shopping season that generally extends from November through January.  For our first quarter of fiscal 2009, which ended on November 29, 2008, we recognized a loss from operations of $0.7 million compared to $4.9 million of income from operations in the first quarter of fiscal 2008.  Including the impact of a $0.9 million benefit for income taxes, we recognized a net loss of $0.6 million in the first quarter of fiscal 2009 compared to net income (after income tax expense) of $2.0 million in the same quarter of the prior year.

The primary factors that influenced our operating results for the quarter ended November 29, 2008 were as follows:

•
Sales – Our consolidated sales declined to $35.1 million compared to $73.6 million in the first quarter of fiscal 2008.  Of the $38.5 million decline, $35.5 million, or 92 percent of the decline, was attributable to the sale of our CSBU operations and the corresponding reduction in product sales.  Sales through our Organizational Solutions Business Unit (OSBU), which primarily consist of training and consulting sales, decreased $3.4 million due to sales declines in both our domestic and international operations.  We believe that these decreases were partially attributable to softening economic conditions in the United States and in other countries in which we operate wholly owned offices.  Decreased OSBU sales were partially offset by a $0.3 million increase in lease revenues that are primarily generated from various arrangements to lease office space at our Salt Lake City, Utah headquarters campus.

•
Gross Profit – Our gross profit was primarily affected by the sale of CSBU and the corresponding decrease in consolidated product sales.  Our consolidated gross margin, which is gross profit in terms of a percentage of sales, declined to 61.8 percent of sales compared to 62.5 percent in the prior year.  The fluctuation in our gross margin was primarily due to the overall change in the mix of items sold and a decreased gross margin on training and consulting sales during the quarter.

•
Operating Expenses – Our operating expenses decreased by $18.6 million compared to the prior year, which was primarily due to the sale of CSBU.  Decreased operating expenses consisted of an $18.2 million decrease in selling, general, and administrative expenses and decreased depreciation expense.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended November 29, 2008 Compared to the Quarter Ended December 1, 2007

Sales

The following table sets forth sales data by category and for our operating segments (in thousands):

	Quarter Ended
	November 29, 2008	December 1, 2007	Percent Change
Sales by Category
Training and consulting services	$30,481	$34,199	(11)
Products	3,681	38,802	(91)
Leasing	919	573	60
	$35,081	$73,574	(52)

Sales by Business Unit
Organizational Solutions Business Unit:
Domestic	$20,726	$23,964	(14)
International	13,436	13,567	(1)
	34,162	37,531	(9)

Consumer Solutions Business Unit:
Retail Stores	-	13,135	(100)
Consumer Direct	-	14,812	(100)
Wholesale	-	4,261	(100)
CSBU International	-	2,671	(100)
Other CSBU	-	591	(100)
	-	35,470	(100)
Leasing	919	573	60
Total Sales	$35,081	$73,574	(52)

Training and Consulting Services – We offer a variety of training courses, training related products, and consulting services focused on leadership, productivity, strategy execution, sales force performance, and effective communications that are provided both domestically and internationally through the OSBU.  Our OSBU sales, which primarily consist of training and consulting sales, decreased $3.4 million compared to the prior year, which was attributable to performance in both the domestic and international divisions.  During the quarter ended November 29, 2008, we closed our directly owned Canadian office and transferred all remaining sales and support personnel to one of our domestic regions, depending on the location of the sales associate.  Sales information presented for the period ended December 1, 2007 in the above table was adjusted to reflect the transition of Canadian sales from the international division to the domestic division.  The following is a description of the sales activity in our domestic and international divisions for the quarter ended November 29, 2008:

•
Domestic – Our domestic training, consulting, and related sales decreased by $3.2 million compared to fiscal 2008.  The decrease in domestic sales was primarily due to: 1) reduced public seminar sales resulting from a reduction in the number of events that were scheduled during the quarter; 2) a decrease in facilitator sales (training conducted by clients using their certified trainers); 3) a decrease in the number of on-site events during the quarter resulting from a decrease in the number of days booked at September 1 compared to the prior year; and 4) decreased sales force performance training revenues.  These decreases were partially offset by increased sales of our Customer Loyalty program during the quarter.

We believe that deteriorating economic conditions in the United States during the quarter ended November 29, 2008 contributed to decreased training and consulting sales during the quarter.  However, our training programs and consulting services continue to be well accepted in the marketplace and our number of days booked for future training events remains relatively consistent with the prior year.  We believe that our training and consulting offerings enable our clients to enhance the productivity and leadership of their employees, develop customer loyalty, and improve the effectiveness of their sales forces; and believe that these services are especially relevant to our clients in the current economic environment.

•
International – International sales decreased $0.1 million compared to the prior year.  Subsequent to the quarter ended November 28, 2009, we determined that the financial statements of our directly owned subsidiary in Japan contained errors due to improper accounting for certain product sales in the fourth quarter of fiscal 2008.  The correction of these errors, which were deemed to be immaterial, resulted in an additional $0.8 million of sales that were adjusted from the fourth quarter of fiscal 2008 to the quarter ended November 29, 2008.  After considering the impact of this correction, international sales declined primarily due to decreased sales at our directly owned offices in the United Kingdom and Australia, and decreased international product sales as a majority of these sales transitioned to Franklin Covey Products, LLC.  Decreased sales in the United Kingdom and Australia were primarily due to weakening economic conditions and the translation impact of a strengthening United States dollar against the functional currencies of these offices.  Partially offsetting these decreases were increased sales in Japan, primarily resulting from the translation of a weakening United States dollar against the Japanese yen during the quarter, and increased licensee royalties.  Although the United States dollar fluctuated significantly against the currencies of the countries where we have directly owned international offices, the translation of foreign sales to United States dollars had a net $0.2 million favorable impact on our consolidated sales during the quarter ended November 29, 2008.

Product Sales – Consolidated product sales, which primarily consist of planners, binders, totes, software, and handheld electronic planning devices that were primarily sold through our CSBU channels, declined $35.1 million compared to the prior year primarily due to the sale of our CSBU during the fourth quarter of fiscal 2008.  Remaining product sales primarily consist of products and related accessories sold in Japan by our directly owned office in that country.

Leasing Sales – Following the sale of the CSBU and its corresponding impact on consolidated sales, we determined that it was appropriate to separately disclose leasing sales and cost of sales on our condensed consolidated income statements.  Leasing revenues are primarily derived from various sub-lease arrangements for office space on our corporate campus located in Salt Lake City, Utah.  The corresponding cost of sales on these leases represents certain costs associated with the operation of the leased space and does not include any lease expense on the underlying corporate campus since we account for that lease as a financing arrangement.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended November 29, 2008, our consolidated gross profit decreased to $21.7 million compared to $46.0 million in the first quarter of fiscal 2008.  The decrease in gross profit was primarily attributable to decreased product sales resulting from the sale of CSBU.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, decreased to 61.8 percent of sales compared to 62.5 percent in fiscal 2008.

Our training and consulting services gross margin was 63.8 percent compared to 68.6 percent in the prior year.  The decrease was primarily attributable to increased amortization of capitalized curriculum development costs and an increase in the sales of certain training and consulting services, which have lower gross margins than other training and consulting offerings.  These decreases were partially offset by increased licensee royalty revenues during the quarter, which have virtually no corresponding cost of sales.

Gross margin on product sales decreased to 48.8 percent compared to 57.5 percent in the prior year.  The decrease was primarily due to the sale of CSBU, which eliminated virtually all of our domestic product sales.  Remaining product sales consist primarily of product sales made in Japan, on which the gross margin decreased approximately one percent compared to the prior year.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses decreased $18.2 million compared to the prior year.  The decrease in SG&A expenses was primarily due to 1) the sale of the CSBU, which reduced consolidated SG&A by approximately $16.9 million compared to the prior year; 2) reduced advertising expense, primarily due to a reduction in the number of planned public program events; 3) decreased conference costs, primarily due to the cancelation of our annual sales and delivery conference; and 4) the favorable impact of our restructuring plan that was announced in August 2008.  Following the sale of our CSBU in the fourth quarter of fiscal 2008, we initiated a restructuring plan that reduced the number of our domestic regional sales offices, decentralized certain sales support functions, and significantly changed the operations of our Canadian subsidiary.  The restructuring plan is intended to strengthen the remaining domestic sales offices and reduce our overall operating costs.  We believe that this restructuring effort will further reduce SG&A expenses in future periods and improve our operating results.  These reductions in SG&A were partially offset by a $0.8 million increase in share-based compensation expense and a $0.8 million increase in foreign exchange losses resulting from transactions that were denominated in foreign currencies and the volatility of foreign exchange rates during the quarter.  Our share-based compensation expense increased due to changes in the estimated number of shares expected to vest from our long-term incentive plan (LTIP) awards in the first quarter of fiscal 2008.  As a result of these revisions, we made a cumulative adjustment to our financial statements during the first quarter of the prior year, which included a reversal of $0.8 million of compensation expense recognized in prior periods.

Depreciation and Amortization – Depreciation expense decreased $0.5 million compared to the same quarter of fiscal 2008 primarily due to the sale of CSBU assets.  Based upon expected fixed asset activity in fiscal 2009, we expect depreciation expense to total approximately $4 million during fiscal 2009.

Amortization expense from definite-lived intangible assets for the quarter ended November 29, 2008 remained consistent with the prior year at $0.9 million.  We expect intangible asset amortization expense to remain consistent with prior year amounts throughout fiscal 2009 and believe that amortization expense will total $3.6 million for the current fiscal year.

Income Taxes

For the quarter ended November 29, 2008, we recognized a $0.9 million income tax benefit compared to an income tax provision of $2.0 million in the first quarter of the prior year.  The income tax benefit was primarily due to a pre-tax loss recognized for the quarter ended November 29, 2008.  Our effective tax benefit rate for the quarter of approximately 62 percent was higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At November 29, 2008 we had $3.5 million of cash and cash equivalents compared to $15.9 million at August 31, 2008 and our net working capital (current assets less current liabilities) totaled $5.5 million at November 29, 2008 compared to $5.3 million at August 31, 2008.  During the first quarter of fiscal 2009, we used substantially all of the net cash proceeds from the sale of CSBU to purchase approximately 3.0 million shares of our common stock in a modified “Dutch Auction” tender offer.  The tender offer closed, fully subscribed, prior to August 31, 2008 and we recorded a $28.2 million liability for the shares on our consolidated balance sheet with a corresponding increase to treasury stock in shareholders’ equity.  We paid the tender offer obligation during the quarter ended November 29, 2008, which reduced our available cash at the end of the quarter.

Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and proceeds from our $25.0 million revolving line of credit.  In connection with the sale of the CSBU assets during the fourth quarter of fiscal 2008, our line of credit agreements with our previous lenders were modified (the Modified Credit Agreement).  The Modified Credit Agreement removed one lender from the credit facility, but continues to provide a total of $25.0 million of borrowing capacity until June 30, 2009, when the borrowing capacity will be reduced to $15.0 million.  In addition, the interest rate on the credit facility increased from LIBOR plus 1.10 percent to LIBOR plus 1.50 percent (5.5 percent at November 29, 2008), which was effective on the date of the modification agreement.  The line of credit obligation was classified as a component of current liabilities primarily due to our intention to repay amounts outstanding before the agreement expires.  The Modified Credit Agreement expires on March 14, 2010 (no change) and we may draw on the credit facilities, repay, and draw again, on a revolving basis, up to the maximum loan amount available so long as no event of default has occurred and is continuing.  We may use the line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the Modified Credit Agreement.  The working capital line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.

In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including: (i) a funded debt to earnings ratio; (ii) a fixed charge coverage ratio; (iii) a limitation on annual capital expenditures; and (iv) a defined amount of minimum net worth.  In the event of noncompliance with these financial covenants and other defined events of default, the lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit.  During the quarter ended November 29, 2008, we believe that we were in compliance with the terms and financial covenants of our credit facilities.  At November 29, 2008, we had $18.8 million outstanding on the line of credit.

In addition to our $25.0 million line of credit, we have a long-term variable rate mortgage on our Canadian building and a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended November 29, 2008.

Cash Flows From Operating Activities

Our cash used for operating activities totaled $1.7 million for the quarter ended November 29, 2008 compared to $5.6 million of net cash provided by operating activities for the quarter ended December 1, 2007.  Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for direct costs necessary to conduct training programs, payments for selling, general, and administrative expenses, and payments to suppliers for materials used in products sold.  Cash provided by or used for changes in working capital during the quarter ended November 29, 2008 was primarily related to 1) cash paid to decrease accrued liabilities (primarily year-end bonuses and commissions) and accounts payable from seasonally high August 31 balances; 2) cash received from Franklin Covey Products, LLC to reduce the receivable from them; and 3) cash received from collections of accounts receivable.  We believe that our continued efforts to optimize working capital balances, combined with existing and planned sales growth programs and cost-cutting initiatives, will improve our cash flows from operating activities in future periods.  However, the success of these efforts, and their eventual contribution to our cash flows, is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

Net cash used for investing activities totaled $1.0 million for the quarter ended November 29, 2008.  Our primary uses of cash for investing activities were the purchase of property and equipment and additional spending on curriculum development.  Our purchases of property and equipment, which totaled $0.6 million, consisted primarily of computer software, computer hardware, and office furniture and equipment.  During the first quarter of fiscal 2008, we spent $0.4 million for further investment in curriculum development.

Cash Flows From Financing Activities

Net cash used for financing activities during the quarter ended November 29, 2008 totaled $9.5 million, which consisted primarily of the payment of our $28.2 million tender offer obligation (described above) that was partially offset by $18.8 million of net proceeds from our line of credit facility.

Sources of Liquidity

Going forward, we will continue to incur costs necessary for the operation and potential growth of the business.  We anticipate using cash on hand, cash provided by the sale of services and products to our clients on the condition that we can continue to generate positive cash flows from operating activities, and other financing alternatives, if necessary, for these expenditures.  We anticipate that our existing capital resources should be adequate to enable us to maintain our operations for at least the upcoming twelve months.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, purchases of our common stock, and other factors.  Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) payments to EDS for outsourcing services related to information systems, warehousing, and distribution services; 3) minimum rent payments for office and warehouse space; 4) mortgage payments on certain buildings and property; and 5) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business.  Except for the payment of our tender obligation, which occurred in the quarter ended November 29, 2008, there have been no significant changes to our expected required contractual obligations from those disclosed at August 31, 2008.

Our contractual obligations as disclosed in our Form 10-K for the year ended August 31, 2008 exclude unrecognized tax benefits under FIN 48 of $4.2 million for which we cannot make a reasonably reliable estimate of the amount and period of payment.

Other Items

The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock.  For further information regarding our management common stock loan program, refer to Note 11 to our consolidated financial statements on Form 10-K for the fiscal year ended August 31, 2008.  The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting polices used to prepare our consolidated financial statements are outlined in Note 1 of the consolidated financial statements presented in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.  Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements.  Management regularly evaluates its estimates and assumptions and bases those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America.  Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not within our control, but which may have an impact on these estimates and our actual financial results.

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

•
Products – We sold planners, binders, planner accessories, handheld electronic devices, and other related products that were primarily delivered through our CSBU channels prior to the fourth quarter of fiscal 2008.  We continue to sell these products in certain international locations.

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

Share-Based Compensation

We have a performance based long-term incentive plan (the LTIP) that provides for annual grants of share-based performance awards to certain managerial personnel and executive management as directed by the Compensation Committee of the Board of Directors.  The LTIP performance awards cliff vest at the completion of a three-year performance period that begins on September 1 in the fiscal year of the grant.  The number of common shares that are finally awarded to LTIP participants is variable and is based entirely upon the achievement of specified financial performance objectives during the three-year performance period.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the number of shares expected to be awarded based upon actual and estimated financial results of the Company compared to the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the estimated probable number of common shares to be awarded.

During the quarter ended November 29, 2008, we granted LTIP awards for 205,700 shares of common stock (the target award) to be awarded if we achieve 100 percent of the specified financial results for the fiscal 2009 award, which are primarily based on cumulative operating income growth over the performance period ending August 31, 2011.  The grant date fair value of our common stock was $4.60 per share and the fiscal 2009 LTIP award is being expensed on a straight line basis over the performance period less a five percent estimated forfeiture rate.  The final amount of compensation expense recognized on the fiscal 2009 LTIP will equal the number of shares finally awarded multiplied by $4.60 per share.

We currently do not anticipate that any shares of common stock will be awarded under the terms of the fiscal 2007 LTIP and we did not record any compensation expense for this award during the quarter ended November 29, 2008.

The analysis of our LTIP plans contains uncertainties because we are required to make assumptions and judgments about the eventual number of shares that will vest in each LTIP grant.  The assumptions and judgments that are essential to the analysis include forecasted sales and operating income levels during the LTIP service periods.  The evaluation of LTIP performance awards and the corresponding use of estimated amounts produced additional volatility in our consolidated financial statements as we recorded cumulative adjustments to the estimated number of common shares to be awarded under the LTIP grants as described above.

We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model.  However, we did not grant any stock options during the quarter ended November 29, 2008 or during the fiscal years ended August 31, 2008 or 2007 and we did not have any remaining unrecognized compensation expense associated with unvested stock options at November 29, 2008.

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

Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectibility of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectibility assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at November 29, 2008 would reduce our reported income from operations by approximately $0.1 million.

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

Income Taxes

We regularly evaluate our United States federal and various state and foreign jurisdiction income tax exposures.  We account for certain aspects of our income tax provision using the provisions of FIN 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under the provisions of FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon final settlement.  The provisions of FIN 48 also provide guidance on de-recognition, classification, interest, and penalties on income taxes, accounting for income taxes in interim periods, and requires increased disclosure of various income tax items.  Taxes and penalties are components of our overall income tax provision.

We record previously unrecognized tax benefits in the financial statements when it becomes more likely than not (greater than a 50 percent likelihood) that the tax position will be sustained.  To assess the probability of sustaining a tax position, we consider all available evidence.  In many instances, sufficient positive evidence may not be available until the expiration of the statute of limitations for audits by taxing jurisdictions, at which time the entire benefit will be recognized as a discrete item in the applicable period.

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

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding future training and consulting sales activity, expected acceptance of our offerings in the marketplace, anticipated expenses, projected cost reduction and strategic initiatives, our expectations about the effect of the sale of the CSBU on our business, our expectations about our restructuring plan, expected levels of depreciation expense, expectations regarding tangible and intangible asset valuation expenses, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in cash flows from operating activities, the adequacy of our existing capital resources, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected repayment of our line of credit in future periods, estimated capital expenditures, the adequacy of our existing capital resources, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of the report on Form 10-K for the fiscal year ended August 31, 2008, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by EDS in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; further deterioration of domestic or international economic conditions; and other factors which may adversely affect our business.

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

During the quarter ended November 29, 2008 we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies.  Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts.  The gains and losses on these contracts were recorded as a component of SG&A expense in our consolidated income statements and had the following net impact on the periods indicated (in thousands):

	Quarter Ended
	November 29, 2008	December 1, 2007
Losses on foreign exchange contracts	$(260)	$(128)
Gains on foreign exchange contracts	23	-
Net gain (loss) on foreign exchange contracts	$(237)	$(128)

At November 29, 2008, the fair value of our foreign currency forward contracts, which was determined using the estimated amount at which contracts could be settled based upon forward market exchange rates, was insignificant.  The notional amounts of our foreign currency contracts that did not qualify for hedge accounting were as follows at November 29, 2008 (in thousands):

Contract Description	Notional Amount in Foreign Currency	Notional Amount in U.S. Dollars

Japanese Yen	140,000	$1,528
Great British Pounds	500	766
Australian Dollars	120	78

During the quarter ended November 29, 2008, we did not utilize any derivative contracts that qualified for hedge accounting.  However, the Company may utilize foreign currency derivatives that qualify for hedge accounting in future periods as a component of our overall foreign currency risk strategy.

Interest Rate Sensitivity

The Company is exposed to fluctuations in U.S. interest rates primarily as a result of our line of credit borrowings.  At November 29, 2008, our debt balances consisted primarily of a fixed-rate financing obligation associated with the sale of our corporate headquarters facility, a variable-rate line of credit arrangement, and a variable rate long-term mortgage on certain of our buildings and property.  Our overall interest rate sensitivity will be influenced primarily by the amounts borrowed on the line of credit and the prevailing interest rates, which may create additional expense if interest rates increase in future periods.  Accordingly, at November 29, 2008 borrowing levels, a 1 percent increase on our variable rate debt would increase our interest expense over the next year by approximately $0.2 million.

During the quarter ended November 29, 2008 we were not party to any interest rate swap or other interest related derivative instruments that would increase our interest rate sensitivity.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon our evaluation, we determined that material weaknesses existed in our Japan subsidiary that relate to: i) the lack of controls to ensure the approval and appropriate accounting treatment of non-standard shipping terms on product sales and ii) the calculation of inventory reserves which was not designed in a manner to evalute obsolescene at the individual product level.  As a result of these material weaknesses, errors occurred in our financial reporting (see Note 2 to the condensed consolidated financial statements).

As of January 13, 2009 we have designed and implemented controls to require the approval of non-standard shipping terms on product sales and to require the approval of the inventory reserve calculation in Japan.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.         RISK FACTIORS

For further information regarding Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company acquired the following securities during the fiscal quarter ended November 29, 2008:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Common Shares:				(in thousands)
September 1, 2008 to October 4, 2008	-	$-	none	$2,413

October 5, 2008 to November 1, 2008	-	-	none	2,413

November 2, 2008 to November 29, 2008	-	-	none	2,413	(1)

Total Common Shares	-	$-	none

(1)
In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock.  All previous authorized common stock purchase plans were canceled.  Pursuant to the terms of this stock purchase plan, we have acquired 1,009,300 shares of our common stock for $7.6 million through November 29, 2008.

Item 6.        EXHIBITS

(A)	Exhibits:
	10.1	Second Amendment to the Franklin Covey Co. 2004 Non-Employee Directors Stock Incentive Plan
	31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
	31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
	32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.
Date:	January 13, 2009	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer

Date:	January 13, 2009	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer