Form 10-K/A
period 2008-08-31
FRANKLIN COVEY CO
filed 2009-01-29
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

In the Annual Report of Franklin Covey Co. on Form 10-K for the fiscal year ended August 31, 2008 (the Initial Report), management provided a report that concluded that our internal control over financial reporting (as defined by Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and disclosure controls and procedures were effective as of August 31, 2008.  We subsequently have determined that our controls at our Japan subsidiary: i) to ensure the approval and appropriate accounting treatment of non-standard shipping terms on product sales and ii) over the calculation of inventory reserves were insufficient to prevent misstatements that could be material.  Accordingly, we have concluded that control deficiencies at our Japan subsidiary represented material weaknesses in our internal control over financial reporting at our Japan subsidiary at August 31, 2008.

These material weaknesses lead to errors in our historical financial statements that were discovered in the first quarter of fiscal 2009.  We assessed the materiality of the errors using the guidance found in Staff Accounting Bulletin (SAB) No. 108 and determined that these errors were immaterial to previously reported financial statements included in our Annual Report on Form 10-K.  Therefore, these immaterial errors will be corrected through the fiscal 2009 quarterly filings on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

We are filing this Amendment No. 1 on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2008 to:

•	Restate Management’s Report on Internal Control Over Financial Reporting, and amend management’s assessment of the effectiveness of our disclosure controls and procedures; and

•	File a restated Report of Independent Registered Public Accounting Firm related to internal control over financial reporting.

Our consolidated financial statements and the notes thereto, and the opinion of our Independent Registered Public Accounting Firm on the consolidated financial statements in Item 8 of this Amendment No. 1 are unchanged from the Initial Report, and no other information contained in the Initial Report is amended or updated by this Amendment No. 1.

Pursuant to Rule 12b-15 under the Exchange Act, Item 8 Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures, of Part II of the Initial Report are hereby deleted in their entirety and are replaced with the Item 8 and Item 9A as included herein.  Item 15 of Part IV of the Initial Report is also hereby deleted in its entirety and replaced with the Item 15 included herein.

The information contained in this Amendment No. 1 does not reflect events occurring after the filing of the Initial Report and does not modify or update the disclosures therein, except as specifically identified above.  Significant developments with respect to those disclosures, as well as other changes in our business, have occurred and are described in filings we have made with the Securities and Exchange Commission after filing the Initial Report.

Part II

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Franklin Covey Co.:

We have audited Franklin Covey Co.’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Franklin Covey Co.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to product sales and inventory reserves have been identified and included in management’s restated assessment.  We also have audited, in accordance with the standards of the Public Company Accounting

Oversight Board (United States), the consolidated balance sheets of Franklin Covey Co. and subsidiaries as of August 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended August 31, 2008. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our opinion dated November 14, 2008, which expressed an unqualified opinion on those consolidated financial statements.

The assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting has been restated by FranklinCovey Co. management to disclose the aforementioned material weaknesses.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Franklin Covey Co. has not maintained effective internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Salt Lake City, Utah
November 14, 2008, except as to the restatement of the assessment of effectiveness of internal control over financial reporting for the material weaknesses related to product sales and inventory reserves, which is as of January 28, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Franklin Covey Co.:

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

/s/ KPMG LLP

Salt Lake City, Utah

November 14, 2008

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2008	2007
In thousands, except per share data

ASSETS
Current assets:
Cash and cash equivalents	$15,904	$6,126
Accounts receivable, less allowance for doubtful accounts of $1,066 and $821	28,019	27,239
Inventories	8,742	24,033
Deferred income taxes	2,472	3,635
Receivable from equity method investee	7,672	-
Prepaid expenses and other assets	5,102	9,070
Total current assets	67,911	70,103
Property and equipment, net	26,928	36,063
Intangible assets, net	72,320	75,923
Other long-term assets	11,768	14,542
	$178,927	$196,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing obligation	$670	$629
Line of credit	-	15,999
Accounts payable	8,713	12,190
Income taxes payable	1,057	2,244
Tender offer obligation	28,222	-
Accrued liabilities	23,419	30,101
Total current liabilities	62,081	61,163
Long-term debt and financing obligation, less current portion	32,291	32,965
Other liabilities	1,229	1,019
Deferred income tax liabilities	4,572	565
Total liabilities	100,173	95,712

Commitments and contingencies (Notes 1, 8, 9, and 12)

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	184,313	185,890
Common stock warrants	7,597	7,602
Retained earnings	25,337	19,489
Accumulated other comprehensive income	1,058	970
Treasury stock at cost, 10,203 shares and 7,296 shares	(140,904)	(114,385)
Total shareholders’ equity	78,754	100,919
	$178,927	$196,631

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEAR ENDED AUGUST 31,	2008	2007	2006
In thousands, except per share amounts

Net sales:
Training and consulting services	$138,112	$137,708	$122,418
Products	121,980	146,417	156,205
	260,092	284,125	278,623

Cost of sales:
Training and consulting services	44,738	43,132	40,722
Products	53,565	65,915	69,940
	98,303	109,047	110,662

Gross profit	161,789	175,078	167,961

Selling, general, and administrative	141,318	149,220	144,747
Gain on sale of consumer solutions business unit	(9,131)	-	-
Gain on sale of manufacturing facility	-	(1,227)	-
Restructuring costs	2,064	-	-
Impairment of assets	1,483	-	-
Depreciation	5,692	5,394	5,355
Amortization	3,603	3,607	3,813
Income from operations	16,760	18,084	14,046

Interest income	157	717	1,334
Interest expense	(3,083)	(3,136)	(2,622)
Recovery from legal settlement	-	-	873
Income before income taxes	13,834	15,665	13,631

Income tax benefit (provision)	(7,986)	(8,036)	14,942
Net income	5,848	7,629	28,573
Preferred stock dividends	-	(2,215)	(4,385)
Net income available to common shareholders	$5,848	$5,414	$24,188

Net income available to common shareholders per share:
Basic	$.30	$.28	$1.20
Diluted	$.29	$.27	$1.18

Weighted average number of common shares:
Basic	19,577	19,593	20,134
Diluted	19,922	19,888	20,516

COMPREHENSIVE INCOME
Net income	$5,848	$7,629	$28,573
Foreign currency translation adjustments	88	458	97
Comprehensive income	$5,936	$8,087	$28,670

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2008	2007	2006
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,848	$7,629	$28,573
Adjustments to reconcile net income to net cash providedby operating activities:
Depreciation and amortization	9,533	10,030	10,289
Gain on sale of consumer solutions business unit assets	(9,131)	-	-
Deferred income taxes	4,152	5,274	(15,435)
Share-based compensation cost (benefit)	(259)	1,394	843
Loss (gain) on disposals of assets	460	(1,247)	-
Restructuring charges	2,064	-	-
Impairment of assets	1,483	-	-
Changes in assets and liabilities:
Increase in accounts receivable, net	(7,204)	(3,574)	(1,919)
Decrease (increase) in inventories	2,853	(2,427)	(845)
Increase in receivable from equity method investee	(7,672)	-	-
Decrease in prepaid expenses and other assets	7,109	514	1,458
Decrease in accounts payable and accrued liabilities	(1,512)	(4,388)	(3,697)
Increase (decrease) in income taxes payable	255	304	(2,081)
Increase (decrease) in other long-term liabilities	(151)	(151)	(177)
Net cash provided by operating activities	7,828	13,358	17,009

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of consumer solutions business unit assets, net	28,241	-	-
Purchases of property and equipment	(4,164)	(9,138)	(4,350)
Capitalized curriculum development costs	(4,042)	(5,088)	(4,010)
Investment in equity method investee	(2,755)	-	-
Proceeds from disposal of consolidated subsidiaries	1,180	150	-
Proceeds from sales of property and equipment, net	60	2,596	93
Net cash provided by (used for) investing activities	18,520	(11,480)	(8,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowing	69,708	50,951	-
Payments on line of credit borrowings	(85,707)	(34,952)	-
Redemptions of Series A preferred stock	-	(37,345)	(20,000)
Change in restricted cash	-	-	699
Principal payments on long-term debt and financing obligation	(622)	(605)	(1,111)
Purchases of common stock for treasury	-	(2,625)	(5,167)
Proceeds from sales of common stock from treasury	462	388	427
Proceeds from management stock loan payments	-	27	134
Payment of preferred stock dividends	-	(2,215)	(4,885)
Net cash used for financing activities	(16,159)	(26,376)	(29,903)
Effect of foreign currency exchange rates on cash and cash equivalents	(411)	37	58
Net increase (decrease) in cash and cash equivalents	9,778	(24,461)	(21,103)
Cash and cash equivalents at beginning of the year	6,126	30,587	51,690
Cash and cash equivalents at end of the year	$15,904	$6,126	$30,587

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,549	$2,370	$2,615
Cash paid for interest	3,146	2,973	2,662
Non-cash investing and financing activities:
Acquisition of treasury stock from tender offer through liabilities	$28,222	$-	$-
Accrued preferred stock dividends	-	-	934
Promissory notes received from sales of consolidated subsidiaries	-	1,513	-
Purchases of property and equipment financed by accounts payable	314	895	-

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Common Stock Warrants	Retained Earnings (Accumulated Deficit)	Deferred Compensa-tion	Accumulated Other Comprehensive Income	Treasury Stock Shares	Treasury Stock Amount
In thousands
Balance at August 31, 2005	2,294	$57,345	27,056	$1,353	$190,760	$7,611	$(14,498)	$(1,055)	$556	(6,465)	$(109,246)
Preferred stock dividends					(4,385)
Preferred stock redemptions	(800)	(20,000)
Issuance of common stock from treasury					(334)					69	743
Purchase of treasury shares										(690)	(5,167)
Unvested share award					(458)					27	458
Share-based compensation					862
Reclassification of deferred compensation upon adoption of SFAS 123R					(1,055)			1,055
Receipt of common stock as consideration for payment on management common stock loans					301					(24)	(167)
Cumulative translation adjustments									97
Net income							28,573
Balance at August 31, 2006	1,494	$37,345	27,056	$1,353	$185,691	$7,611	$14,075	$-	$653	(7,083)	$(113,379)
Preferred stock dividends							(2,215)
Preferred stock redemptions	(1,494)	(37,345)
Issuance of common stock from treasury					(708)					100	1,096
Purchase of treasury shares										(345)	(2,603)
Unvested share award					(501)					32	501
Share-based compensation					1,394
Payments on management common stock loans					27
Cumulative translation adjustments									458
Common stock warrant activity					(13)	(9)
Sale of Brazil subsidiary									(141)
Net income							7,629
Balance at August 31, 2007	-	$-	27,056	$1,353	$185,890	$7,602	$19,489	$-	$970	(7,296)	$(114,385)
Issuance of common stock from treasury					(746)					96	1,234
Purchase of treasury shares										(12)	(103)
Treasury shares acquired through tender offer										(3,027)	(28,222)
Unvested share award					(572)					36	572
Share-based compensation					(259)
Cumulative translation adjustments									88
Common stock warrant activity						(5)
Net income							5,848
Balance at August 31, 2008	-	$-	27,056	$1,353	$184,313	$7,597	$25,337	$-	$1,058	(10,203)	$(140,904)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

17.	INCOME TAXES

The benefit (provision) for income taxes consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2008	2007	2006
Current:
Federal	$(39)	$(350)	$1,433
State	(248)	(135)	(23)
Foreign	(3,346)	(2,318)	(1,903)
	(3,633)	(2,803)	(493)

Deferred:
Federal	$(4,276)	$(4,880)	$(4,380)
State	(205)	(433)	(376)
Foreign	12	49	(132)
Change in valuation allowance	116	31	20,323
	(4,353)	(5,223)	15,435
	$(7,986)	$(8,036)	$14,942

Income from operations before income taxes consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2008	2007	2006
United States	$8,857	$11,914	$10,881
Foreign	4,977	3,751	2,750
	$13,834	$15,665	$13,631

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

Item 9A.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures (as Restated)

An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

b)	Management’s Report on Internal Control Over Financial Reporting (as Restated)

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2008 using the criteria set forth in Internal Control—Integrated Framework as issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon that evaluation, we originally concluded that our internal control over financial reporting was effective.  We have subsequently determined that material weaknesses existed as of August 31, 2008 in our Japan subsidiary that relate to: i) the lack of controls to ensure that product sales with non-standard shipping terms are properly approved and accounted for and ii) the calculation of inventory reserves which was not designed in a manner to evaluate obsolescence at the individual product level.  As a result of these material weaknesses, errors occurred in our financial reporting.

Our independent registered public accounting firm, KPMG LLP, has audited the consolidated financial statements included in this annual report on Form 10-K/A and, as part of their audit, has issued an audit report, included herein, on the effectiveness of our internal control over financial reporting.  Their reports are included in Item 8 of this Report on Form 10-K/A.

c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

d)	Remediation Plan for Material Weaknesses

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

3.	Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
2.1	Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(19)
2.2	Amendment to Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(20)
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(8)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey (Appendix C)	(12)
3.3	Amended and Restated Bylaws of the Registrant	(1)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)
4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(5)
4.3	Registration Rights Agreement, dated June 2, 1999	(5)
4.4	Restated Shareholders Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(8)
4.5	Restated Registration Rights Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(8)
10.1*	Amended and Restated 1992 Employee Stock Purchase Plan	(3)
10.2*	Amended and Restated 2000 Employee Stock Purchase Plan	(6)
10.3*	Amended and Restated 2004 Employee Stock Purchase Plan	(15)
10.4*	Amended and Restated 1992 Stock Incentive Plan	(4)
10.5*	First Amendment to Amended and Restated 1992 Stock Incentive Plan	(16)
10.6*	Third Amendment to Amended and Restated 1992 Stock Incentive Plan	(17)
10.7*	Fifth Amendment to the Franklin Covey Co. Amended and Restated 1992 Stock Incentive Plan (Appendix A)	(12)
10.8*	Forms of Nonstatutory Stock Options	(1)
10.9*	Amended and Restated Option Agreement, dated December 8, 2004, by and between the Company and Robert A. Whitman	(7)
10.10*	Agreement for the Issuance of Restricted Shares, dated as of December 8, 2004, by and between Robert A. Whitman and the Company	(7)
10.11	Restated Monitoring Agreement, dated as of March 8, 2005, between the Company and Hampstead Interests, LP	(8)
10.12	Warrant, dated March 8, 2005, to purchase 5,913,402 shares of Common Stock issued by the Company to Knowledge Capital Investment Group	(8)
10.13	Form of Warrant to purchase shares of Common Stock to be issued by the Company to holders of Series A Preferred Stock other than Knowledge Capital Investment Group	(8)
10.14*	Franklin Covey Co. 2004 Non-Employee Directors’ Stock Incentive Plan	(9)
10.15*	The first amendment to the Franklin Covey Co. 2004 Non-Employee Director Stock Incentive Plan, (Appendix B)	(12)
10.16*	Form of Option Agreement for the 2004 Non-Employee Directors Stock Incentive Plan	(9)
10.17*	Form of Restricted Stock Agreement for the 2004 Non-Employees Directors Stock Incentive Plan	(9)
10.18	Master Lease Agreement between Franklin SaltLake LLC (Landlord) Franklin Development Corporation (Tenant)	(10)
10.19	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(10)
10.20	Redemption Extension Voting Agreement between Franklin Covey Co. and Knowledge Capital Investment Group, dated October 20, 2005	(11)
10.21	Agreement for Information Technology Services between each of Franklin Covey Co. Electronic Data Systems Corporation, and EDS Information Services LLC, dated April 1, 2001	(13)
10.22	Additional Services Addendum No. 1 to Agreement for Information Technology Services between each of Franklin Covey Co. Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(13)
10.23	Amendment No. 2 to Agreement for Information Technology Services between each of Franklin Covey Co. Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(13)
10.24	Amendment No. 6 to the Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services L.L.C. dated April 1, 2006	(14)
10.25	Revolving Line of Credit Agreement ($18,000,000) by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 14, 2007	(18)
10.26	Secured Promissory Note between JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 14, 2007	(18)
10.27	Security Agreement between Franklin Covey Co., Franklin Covey Printing, Inc., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Catalog Sales, Inc., Franklin Covey Client Sales, Inc., Franklin Covey Product Sales, Inc., Franklin Covey Services LLC, Franklin Covey Marketing, LTD., and JPMorgan Chase Bank, N.A. and Zions First National Bank, dated March 14, 2007	(18)
10.28	Repayment Guaranty between Franklin Covey Co., Franklin Covey Printing, Inc., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Catalog Sales, Inc., Franklin Covey Client Sales, Inc., Franklin Covey Product Sales, Inc., Franklin Covey Services LLC, Franklin Covey Marketing, LTD., and JPMorgan Chase Bank N.A., dated March 14, 2007	(18)
10.29	Pledge and Security Agreement between Franklin Covey Co. and JPMorgan Chase Bank, N.A. and Zions First National Bank, dated March 14, 2007	(18)
10.30	Revolving Line of Credit Agreement ($7,000,000) by and between Zions First National Bank and Franklin Covey Co. dated March 14, 2007	(18)
10.31	Secured Promissory Note between Zions First National Bank and Franklin Covey Co. dated March 14, 2007	(18)
10.32	Repayment Guaranty between Franklin Covey Co., Franklin Covey Printing, Inc., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Catalog Sales, Inc., Franklin Covey Client Sales, Inc., Franklin Covey Product Sales, Inc., Franklin Covey Services LLC, Franklin Covey Marketing, LTD., and Zions First National Bank, dated March 14, 2007	(18)
10.33	Credit Agreement between Franklin Covey Canada, Ltd. and Toronto-Dominion Bank dated February 19, 2007	(18)
10.34	Master License Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(21)
10.35	Supply Agreement between Franklin Covey Products, LLC and Franklin Covey Product Sales, Inc.	(21)
10.36	Master Shared Services Agreement between The Franklin Covey Products Companies and the Shared Services Companies	(21)
10.37	Amended and Restated Operating Agreement of Franklin Covey Products, LLC	(21)
10.38	Sublease Agreement between Franklin Development Corporation and Franklin Covey Products, LLC	(21)
10.39	Sub-Sublease Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(21)
10.40	Loan Modification Agreement between Franklin Covey Co. and JPMorgan Chase Bank, N.A. dated July 8, 2008	(21)
10.41	General Services Agreement between Franklin Covey Co. and Electronic Data Systems (EDS) dated October 27, 2008	(22)
21	Subsidiaries of the Registrant	(22)
23	Consent of Independent Registered Public Accounting Firm		éé
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		éé
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer		éé
32	Section 1350 Certifications		éé
99.1	Report of KPMG LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statement Schedule for the years ended August 31, 2008, 2007, and 2006	(22)
99.2	Financial Statement Schedule II – Valuation and Qualifying Accounts and Reserves.	(22)

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.
(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.
(3)	Incorporated by reference to Report on Form 10-K filed November 27, 1992, for the year ended August 31, 1992.**
(4)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on January 3, 1994, Registration No. 33-73728.
(5)	Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 14, 1999). Registration No. 005-43123.
(6)	Incorporated by reference to Report on Form S-8 filed with the Commission on May 31, 2000, Registration No. 333-38172.
(7)	Incorporated by reference to Report on Form 8-K filed with the Commission on December 14, 2005.**
(8)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.**
(9)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 25, 2005.**
(10)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 27, 2005.**
(11)	Incorporated by reference to Report on Form 8-K filed with the Commission on October 24, 2005.**
(12)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 12, 2005.**
(13)	Incorporated by reference to Report on Form 10-Q filed July 10, 2001, for the quarter ended May 26, 2001.**
(14)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 5, 2006.**
(15)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on February 1, 2005.**
(16)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A dated November 5, 1993.**
(17)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 3, 1999.**
(18)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 19, 2007.**
(19)	Incorporated by reference to Report on Form 8-K/A filed with the Commission on May 29, 2008.**
(20)	Incorporated by reference to Report on Form 10-Q filed July 10, 2008, for the Quarter ended May 31, 2008.**
(21)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 11, 2008.**
(22)	Incorporated by reference to Report on Form 10-K filed with the Commission on November 14, 2008.**
éé  Filed herewith and attached to this report.
*       Indicates a management contract or compensatory plan or agreement.
**     Registration No. 001-11107.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN COVEY CO.

By:	/s/ Stephen D. Young
Name:	Stephen D. Young
Title:	Chief Financial Officer