Form 10-Q
period 2009-02-28
FRANKLIN COVEY CO
filed 2009-04-09
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

16,934,875 shares of Common Stock as of April 1, 2009

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	February 28, 2009	August 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,026	$15,904
Accounts receivable, less allowance for doubtful accounts of $986 and $1,066	20,956	27,114
Inventories	7,901	8,397
Deferred income taxes	2,523	2,472
Receivable from equity method investee	4,871	7,672
Income taxes receivable	4,495	-
Prepaid expenses and other assets	4,252	5,102
Assets held for sale	1,707	-
Total current assets	50,731	66,661

Property and equipment, net	24,714	26,928
Intangible assets, net	71,187	72,320
Other assets	12,137	11,768
	$158,769	$177,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing obligation	$587	$670
Line of credit	17,713	-
Accounts payable	6,860	8,713
Income taxes payable	-	384
Tender offer obligation	-	28,222
Accrued liabilities	20,288	23,419
Liabilities held for sale	522	-
Total current liabilities	45,970	61,408

Long-term debt and financing obligation, less current portion	31,419	32,291
Other liabilities	844	1,229
Deferred income tax liabilities	3,345	4,572
Total liabilities	81,578	99,500

Shareholders’ equity:
Common stock – $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	183,467	184,313
Common stock warrants	7,597	7,597
Retained earnings	23,609	24,811
Accumulated other comprehensive income	918	1,007
Treasury stock at cost, 10,111 and 10,203 shares	(139,753)	(140,904)
Total shareholders’ equity	77,191	78,177
	$158,769	$177,677

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended

	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
	(unaudited)		(unaudited)
Net sales:
Training and consulting services	$25,566	$33,828	$56,047	$68,027
Products	3,431	40,702	7,112	79,505
Leasing	906	597	1,825	1,170
	29,903	75,127	64,984	148,702
Cost of sales:
Training and consulting services	8,804	10,663	19,827	21,386
Products	1,968	17,323	3,854	33,820
Leasing	448	339	923	702
	11,220	28,325	24,604	55,908
Gross profit	18,683	46,802	40,380	92,794

Selling, general, and administrative	20,253	37,652	40,864	76,424
Depreciation	906	1,532	1,809	2,911
Amortization	903	901	1,804	1,800
Income (loss) from operations	(3,379)	6,717	(4,097)	11,659

Earnings from an equity method investee	224	-	224	-
Interest income	20	15	74	24
Interest expense	(764)	(761)	(1,593)	(1,672)
Income (loss) before income taxes	(3,899)	5,971	(5,392)	10,011
Benefit (provision) for income taxes	3,266	(2,924)	4,190	(4,972)
Net income (loss)	$(633)	$3,047	$(1,202)	$5,039

Net income (loss) available to common shareholders per share:
Basic	$(.05)	$.16	$(.09)	$.26
Diluted	$(.05)	$.15	$(.09)	$.25

Weighted average number of common shares:
Basic	13,385	19,510	13,381	19,495
Diluted	13,385	19,805	13,381	19,782

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Two Quarters Ended
	February 28, 2009	March 1, 2008
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,202)	$5,039
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,613	4,907
Deferred income taxes	(1,235)	3,656
Loss on disposals of property and equipment	14	274
Share-based compensation expense (benefit)	194	(511)
Equity in earnings of equity method investee	(224)	-
Changes in assets and liabilities, net of effect of acquired business:
Decrease (increase) in accounts receivable, net	6,781	(1,884)
Decrease in receivable from equity method investee	2,801	-
Decrease in inventories	790	3,541
Decrease in other assets	1,902	1,132
Decrease in accounts payable and accrued liabilities	(5,263)	(1,712)
Decrease in other long-term liabilities	(371)	(116)
Increase (decrease) in income taxes payable/receivable	(4,997)	172
Net cash provided by operating activities	2,803	14,498

Cash flows from investing activities:
Proceeds on notes receivable from disposals of subsidiaries	105	1,046
Purchases of property and equipment	(1,856)	(2,345)
Curriculum development costs	(1,147)	(1,567)
Acquisition of business, net of cash acquired	(946)	-
Proceeds from sales of property and equipment	-	60
Net cash used for investing activities	(3,844)	(2,806)

Cash flows from financing activities:
Proceeds from line-of-credit borrowing	49,809	40,029
Payments on line-of-credit borrowing	(32,096)	(51,714)
Principal payments on long-term debt and financing obligation	(340)	(312)
Proceeds from sales of common stock from treasury	159	193
Purchase of treasury shares through tender offer	(28,270)	-
Net cash used for financing activities	(10,738)	(11,804)

Effect of foreign exchange rates on cash and cash equivalents	(99)	(680)
Net decrease in cash and cash equivalents	(11,878)	(792)
Cash and cash equivalents at beginning of the period	15,904	6,126
Cash and cash equivalents at end of the period	$4,026	$5,334

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,583	$1,744
Cash paid for income taxes	$1,939	$1,686

Non-cash investing and financing activities:
Acquisition of property and equipment through accounts payable	$116	$252

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) believes that great organizations consist of great people who form great teams that in turn produce great results.  To enable organizations and individuals to achieve great results, we provide integrated consulting, training, and performance solutions focused on leadership, strategy execution, productivity, sales force effectiveness, effective communication, and other areas.  Our services and products have historically been available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com.  Our best-known offerings in the marketplace have included the Franklin Planner®, and a suite of individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People®.

During the fourth quarter of the fiscal year ended August 31, 2008, we completed the sale of substantially all of the assets of our Consumer Solutions Business Unit (CSBU) to a newly formed entity, Franklin Covey Products, LLC (Note 3).  The CSBU was primarily responsible for the sale of our products, including the Franklin Planner®, to consumers through retail stores, catalogs, and our Internet site.  Following the sale of the CSBU, our business primarily consists of training, consulting, assessment services, and related products to help organizations achieve superior results by focusing on and executing on top priorities, building the capability of knowledge workers, and aligning business processes.  Our training, consulting, and assessment offerings include services based upon the popular workshops The 7 Habits of Highly Effective People®; Leadership: Great Leaders—Great  Teams—Great Results™; The 4 Disciplines of Execution®; FOCUS: Achieving Your Highest Priorities™; Building Business Acumen® Championing Diversity™; Leading at the Speed of Trust™; Writing Advantage®, and Presentation Advantage®.  Through interaction with our clients and assessment of marketplace needs, we seek to create, develop, and introduce new services and products that will help our clients achieve greatness.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that will end on November 29, 2008, February 28, 2009, and May 30, 2009 during fiscal 2009.  Under the modified 52/53-week fiscal year, the quarter ended February 28, 2009 had the same number of business days as the quarter ended March 1, 2008 and the two quarters ended February 28, 2009 had one less business day than the two quarters ended March 1, 2008.  Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  These reclassifications included a change in the classification of leasing income, corresponding leasing cost of sales, and building depreciation costs related to sub-leased office space from product cost of sales to depreciation expense.  The leasing revenues reclassed from product sales totaled $0.6 million and $1.2 million for the quarter and two quarters ended March 1, 2008 and the depreciation expense reclassified from product cost of sales totaled $0.2 million and $0.4 million for the quarter and two quarters ended March 1, 2008.

The results of operations for the quarter and two quarters ended February 28, 2009 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2009.

NOTE 2 – CORRECTION OF IMMATERIAL ERRORS

While closing the first quarter of fiscal 2009, we identified errors due to improper accounting for certain product sales in the fourth quarter of fiscal 2008, and the improper calculation of inventory reserves from late fiscal 2006 through the fourth quarter of fiscal 2008 in the financial statements of our directly owned subsidiary in Japan.

During the fourth quarter of fiscal 2008, certain product sales were recorded at our Japanese subsidiary where delivery had not occurred resulting in an overstatement of revenues.  In addition, we determined that our Japanese subsidiary’s inventory reserve calculation did not appropriately capture all considerations of old and outdated material resulting in an overstatement in the value of our inventory.

The revenue recognition error resulted in a $0.9 million overstatement of sales, which had a $0.6 million impact on gross profit in the fourth quarter of fiscal 2008.  The inventory reserve calculation errors from the fourth quarter of fiscal 2006 through August 31, 2008 cumulatively totaled $0.7 million and were immaterial overall to previously reported quarterly and annual periods.

We previously assessed the materiality of these errors in accordance with Staff Accounting Bulletin (SAB) No. 108 and determined that the errors were immaterial to previously reported amounts contained in our periodic reports and we intend to correct these errors through subsequent periodic filings.  For further information on the impact of these adjustments to all periods affected, refer to Note 2 in our quarterly report on Form 10-Q for the period ended November 29, 2008.  The effects of recording these immaterial corrections in the consolidated statements of operations for the periods presented in this report were as follows (in thousands):

	For the Quarter Ended March 1, 2008
	As Reported	As Revised

Gross profit	$46,688	$46,620
Operating income	6,785	6,717
Net income	3,082	3,047

	For the Two Quarters Ended March 1, 2008
	As Reported	As Revised

Gross profit	$92,633	$92,429
Operating income	11,862	11,658
Net income	5,141	5,039

NOTE 3 – SALE OF THE CONSUMER SOLUTIONS BUSINESS UNIT

During the fourth quarter of fiscal 2008, we joined with Peterson Partners to create a new company, Franklin Covey Products, LLC (Franklin Covey Products).  This new company purchased substantially all of the assets of our CSBU with the objective of expanding worldwide product sales as governed by a comprehensive license agreement between us and Franklin Covey Products.  On the closing date of the sale, the Company invested approximately $1.8 million to purchase a 19.5 percent voting interest in Franklin Covey Products, made a $1.0 million priority capital contribution with a 10 percent return, and will have the opportunity to earn contingent license fees if Franklin Covey Products achieves specified performance objectives.  We recognized a gain totaling $9.1 million on the sale of the CSBU assets and according to guidance found in Emerging Issues Task Force (EITF) Issue No. 01-2, Interpretations of APB Opinion No. 29, we deferred a portion of the gain equal to our investment in Franklin Covey Products.  We will recognize the deferred gain over the life of the long-term assets acquired by Franklin Covey Products or when cash is received for payment of the priority contribution.

Based upon the guidance found in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations, and SAB No. 103, Topic 5Z4, Disposal of Operation with Significant Interest Retained, we determined that the operations of CSBU should not be reported as discontinued operations because we continue to have significant influence over the operations of Franklin Covey Products and may participate in future cash flows.  As a result of this determination, we have not presented the financial results of the CSBU as discontinued operations in the accompanying condensed consolidated statements of operations for the quarter or two quarters ended February 28, 2009.

The following unaudited pro forma condensed consolidated statements of operations for the fiscal quarter and two quarters ended March 1, 2008 give effect to the sale of the CSBU assets as if the sale transaction occurred at the beginning of the periods presented.  The pro forma information is not necessarily indicative of the results of operations or indicative of results that would have actually occurred had the transaction been completed as of the beginning of the period presented.  The pro forma adjustments, which primarily consist of entries to dispose of the CSBU for the period presented, are based upon available information and certain assumptions we believe are reasonable.  The pro forma financial information should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in our report on Form 10-K for the fiscal year ended August 31, 2008 and our quarterly report on Form 10-Q for the period ended March 1, 2008 (in thousands).

	Pro Forma Quarter Ended March 1, 2008	Pro Forma Two Quarters Ended March 1, 2008

Sales	$37,423	$75,528
Cost of sales	12,626	25,640
Gross profit	24,797	49,888

Selling, general, and administrative	21,151	42,996
Depreciation	1,182	2,077
Amortization	901	1,800
Income from operations	1,563	3,015

Interest income	15	24
Interest expense	(761)	(1,672)
Income before provision for income taxes	817	1,367
Provision for income taxes	(400)	(679)
Net income	$417	$688

Diluted earnings per common share	$.02	$.03

Following the sale of the CSBU assets, we do not have any obligation to fund the losses of Franklin Covey Products.  Under the terms of the agreements associated with the sale of the CSBU assets, we are entitled to receive reimbursement for certain operating costs, such as warehousing and distribution costs, which are billed to the Company by third-party providers.  At February 28, 2009 we had a $4.9 million receivable from Franklin Covey Products, which is disclosed on our consolidated balance sheets as a receivable from an equity method investee and consisted of $3.6 million resulting from the working capital settlement and reimbursable costs associated with the sale transaction and $1.3 million of reimbursable operating costs.  We also have a $1.4 million liability to Franklin Covey Products at February 28, 2009 for purchases of inventory items in the ordinary course of business that is included as a component of accounts payable in the accompanying condensed consolidated balance sheet.  The working capital settlement payment was originally due in January 2009.  However, the Company extended the due date of the working capital settlement to January 2010.  We believe that we will collect the balance due on the working capital settlement, including accrued interest.

NOTE 4 – ASSETS HELD FOR SALE

During the quarter ended August 31, 2008, we initiated a restructuring plan that included significant changes to the operation of our wholly owned Canadian subsidiary.  This restructuring plan included reassigning the sales force to domestic regions and eliminating the administrative functions located at our Canadian headquarters office located in Cambridge, Ontario.  Subsequent to the initiation of the restructuring plan, the Company decided to sell its Canadian headquarters building.  During the quarter ended February 28, 2009, the Company formalized its plan to sell the Canadian building and the premises became available for immediate sale as defined by SFAS No. 144.  Accordingly, the Canadian building assets and corresponding mortgage liability have been classified as held for sale in the accompanying consolidated balance sheet for February 28, 2009.  We expect that the Canadian building will be sold for an amount (including expected closing costs) that approximates its carrying value and believe that the sale will be completed within the upcoming 12 months.

NOTE 5 – ACQUISITION OF COVEYLINK

Effective December 31, 2008, we acquired the assets of CoveyLink Worldwide, LLC (CoveyLink).  CoveyLink conducts seminars and training courses and provides consulting based upon the book, The Speed of Trust by Stephen M.R. Covey, who is the son of our Vice Chairman of the Board of Directors.

Based primarily upon the guidance found in EITF Issue 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Production Assets or of a Business, we determined that the CoveyLink operation constituted a business and we accounted for the acquisition of CoveyLink using the guidance found in SFAS No. 141, Business Combinations.  The purchase price was $1.0 million in cash plus or minus an adjustment for specified working capital.  The previous owners of CoveyLink, which includes Stephen M.R. Covey, are also entitled to earn annual contingent payments based upon earnings growth over the next five years.  We were unable to complete the allocation of the excess purchase price prior to the issuance of this quarterly report because we were waiting for additional information necessary to properly complete the allocation.  Based upon the initial purchase price, we recorded a $0.6 million increase in our intangible assets during the quarter ended February 28, 2009.  We also acquired $0.6 million of net accounts receivable, $0.2 million of other assets, and $0.5 million of accounts payable and current accrued liabilities on the acquisition date.  We expect the excess purchase price allocation to be completed during our fiscal quarter ending on May 30, 2009.

The accompanying consolidated financial statements include the financial results of CoveyLink from January 1, 2009 through February 28, 2009.  The CoveyLink results of operations had an immaterial impact on our consolidated financial statements and we recognized $0.4 million of net sales and $0.2 million of income from operations as a result of the CoveyLink acquisition during the quarter ended February 28, 2009.

Prior to the acquisition date, CoveyLink had granted a non-exclusive license to the Company related to The Speed of Trust book and related training courses for which we paid CoveyLink specified royalties.  As part of the CoveyLink acquisition, an amended and restated license of intellectual property was signed that granted us an exclusive, perpetual, worldwide, transferable, royalty-bearing license to use, reproduce, display, distribute, sell, prepare derivative works of, and perform the licensed material in any format or medium and through any market or distribution channel.  We will continue to pay the former owners of CoveyLink a royalty based upon the amended royalty agreement.

NOTE 6 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	February 28, 2009	August 31, 2008

Finished goods	$7,437	$7,984
Raw materials	464	413
	$7,901	$8,397

NOTE 7 – SHARE-BASED COMPENSATION

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant long-term performance awards, unvested stock awards, employee stock purchase plan (ESPP) shares, and stock options.  In addition, our Board of Directors and shareholders may, from time to time, approve fully vested stock awards.  The compensation cost of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations and no share-based compensation was capitalized during the two quarters ended February 28, 2009.  We generally issue shares of common stock for our share-based compensation plans from shares held in treasury.  The following is a description of recent developments in our share-based compensation plans.

Long-Term Performance Awards

The Company has a performance based long-term incentive plan (the LTIP) that provides for annual grants of share-based performance awards to certain managerial personnel and executive management as directed by the Organization and Compensation Committee (the Compensation Committee) of the Board of Directors.  The LTIP performance awards cliff vest at the completion of a three-year performance period that begins on September 1 in the fiscal year of the grant.  The number of common shares that are finally awarded to LTIP participants is variable and is based entirely upon the achievement of specified financial performance objectives during the three-year performance period.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the number of shares expected to be awarded based upon actual and estimated financial results of the Company compared to the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the estimated probable number of common shares to be awarded.

During the quarter ended November 29, 2008, the Compensation Committee approved LTIP awards for 205,700 shares of common stock (the target award) to be awarded if we achieve the specified financial results of grant, which were primarily based on cumulative operating income growth over the performance period ending August 31, 2011.  The fair value of our common stock was $4.60 per share on the grant date of the fiscal 2009 LTIP award.  However, due to ongoing organizational changes following the sale of the CSBU, the Company’s structure evolved to the extent that the fiscal 2009 LTIP award criteria were no longer consistent with the Company’s organization and performance goals and, in some cases, the approved measurement criteria were no longer measurable.  As a result of these changes, combined with financial performance during the first two quarters of the measurement period, the Company determined that no shares would be awarded to participants under the terms of the fiscal 2009 LTIP award.  Accordingly, no compensation expense was recognized for the fiscal 2009 LTIP award during the two quarters ended February 28, 2009.

Subsequent to February 28, 2009, the Compensation Committee formally terminated the fiscal 2009 and fiscal 2007 LTIP awards because no shares were expected to be awarded to participants under the terms of these awards.  The Company does not currently anticipate another LTIP award to be granted during fiscal 2009.

Unvested Stock Awards

The fair value of our unvested stock awards is calculated based on the number of shares issued and the closing market price of our common stock on the date of the grant.  The corresponding compensation cost of unvested stock awards is amortized to selling, general, and administrative expense on a straight-line basis over the vesting period of the award.

Based upon a report from its external compensation consultant regarding competitive compensation practices for Boards of Directors of similar sized public companies, and to provide closer alignment with current and emerging market practices which support the Board’s stewardship role, the Compensation Committee approved changes in future awards under the Non-Employee Directors’ Plan.  These changes included: 1) a change from an annual grant of 4,500 shares to a whole-share grant equal to $40,000; 2) a change in the vesting period from three years to one year; 3) a change in the grant date from March 31 of each year to January (following the Annual Shareholders’ Meeting) of each year; and 4) a minimum stock ownership requirement for directors.  No previously granted awards were subject to these approved changes.  The following information applies to our unvested stock awards granted to members of the Board of Directors under the Directors’ Plan through the two quarters ended February 28, 2009:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested stock awards at August 31, 2008	94,500	$7.73
Granted	66,112	4.84
Forfeited	-	-
Vested	-	-
Unvested stock awards at February 28, 2009	160,612	$6.54

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of the Company’s common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter and two quarters ended February 28, 2009, a total of 10,374 shares and 24,721 shares were issued to participants in the ESPP.

Stock Options

The Company has an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the fair market value of the Company’s common stock on the date of grant.  The term, not to exceed ten years, and exercise period of each incentive stock option awarded under the plan are determined by the Compensation Committee of our Board of Directors.  Information related to stock option activity during the two quarters ended February 28, 2009 is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price Per Share
Outstanding at August 31, 2008	2,027,800	$12.82
Granted	-	-
Exercised	(1,000)	6.56
Forfeited	(5,000)	17.69
Outstanding at February 28, 2009	2,021,800	$12.81

Options vested and exercisable at February 28, 2009	2,021,800	$12.81

NOTE 8 – INCOME TAXES

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

We recognized an income tax benefit during the two quarters ended February 28, 2009 based upon anticipated pre-tax income for the full fiscal year ending August 31, 2009.  Our effective tax benefit rate for the two quarters ended February 28, 2009 of approximately 78 percent was higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.  The Company does not expect significant increases or decreases in unrecognized tax benefits during the next 12 months.

NOTE 9 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is based on net income and includes charges and credits to equity accounts that were not the result of transactions with shareholders.  Our comprehensive income (loss) was calculated as follows for the periods presented in this report (in thousands):

	Quarter Ended		Two Quarters Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Net income (loss)	$(633)	$3,047	$(1,202)	$5,039
Other comprehensive income (loss) items, net of tax:
Foreign currency translation adjustments	(184)	245	(89)	472
Comprehensive income (loss)	$(817)	$3,292	$(1,291)	$5,511

NOTE 10 – EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate.  Due to modifications to our management stock loan program, we determined that the shares of management stock loan participants that were placed in the escrow account are participating securities as defined by EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, because they continue to have equivalent common stock dividend rights.  Accordingly, these management stock loan shares are included in our basic EPS calculation during periods of net income and excluded from the basic EPS calculation in periods of net loss.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Two Quarters Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Numerator for basic and diluted earnings per share:
Net income (loss)	$(633)	$3,047	$(1,202)	$5,039

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding(1)	13,385	19,510	13,381	19,495
Effect of dilutive securities:
Stock options	-	6	-	8
Unvested stock awards	-	289	-	279
Common stock warrants(2)	-	-	-	-
Diluted weighted average shares outstanding	13,385	19,805	13,381	19,782

Basic and diluted EPS:
Basic EPS	$(.05)	$.16	$(.09)	$.26
Diluted EPS	$(.05)	$.15	$(.09)	$.25

(1)
Since the Company recognized net income for the quarter and two quarters ended March 1, 2008, basic weighted average shares for those periods include 3.5 million shares of common stock held by management stock loan participants that were placed in escrow.  These shares were excluded from basic weighted-average shares for the quarter and two quarters ended February 28, 2009.

(2)	For the periods presented, the conversion of 6.2 million common stock warrants is not assumed because such conversion would be anti-dilutive.

At February 28, 2009 and March 1, 2008, we had approximately 2.0 million and 1.9 million stock options outstanding which were not included in the computation of diluted EPS because the Company reported a net loss as in the period ending February 28, 2009 or the options’ exercise prices were greater than the average market price of the Company’s common shares in the quarter ending March 1, 2008.  Although these shares were not included in our calculation of diluted EPS, these stock options, and other dilutive securities, may have a dilutive effect on the Company’s EPS calculation in future periods if the price of our common stock increases.

NOTE 11 – SEGMENT INFORMATION

Prior to the sale of the CSBU (Note 3), which closed during the fourth quarter of fiscal 2008, the Company had two operating segments:  the Organizational Solutions Business Unit (OSBU) and the CSBU.  The following is a description of these segments, their primary operating components, and their significant business activities:

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

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  During the first two quarters of fiscal 2009, we closed our directly owned Canadian office and assigned our Canadian sales and support personnel to various domestic sales regions.  Accordingly, the results of our Canadian operations are now included in the domestic segment of the OSBU.  We also made other less significant organizational changes during the two quarters ended February 28, 2009.  All prior period segment information has been revised to conform to the most recent classifications and organizational changes.  We account for our segment information on the same basis as the accompanying condensed consolidated financial statements.

SEGMENT INFORMATION
(in thousands)
Quarter Ended February 28, 2009	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization
Organizational Solutions Business Unit:
Domestic	$18,373	$11,020	$(2,675)	$300	$900
International	10,624	7,205	2,252	101	3
Total OSBU	28,997	18,225	(423)	401	903

Consumer Solutions Business Unit:
Retail	-	-	-	-	-
Consumer direct	-	-	-	-	-
Wholesale	-	-	-	-	-
CSBU International	-	-	-	-	-
Other CSBU	-	-	-	-	-
Total CSBU	-	-	-	-	-
Total operating segments	28,997	18,225	(423)	401	903
Corporate and eliminations	906	458	(1,147)	505	-
Consolidated	$29,903	$18,683	$(1,570)	$906	$903

Quarter Ended March 1, 2008
Organizational Solutions Business Unit:
Domestic	$23,429	$14,922	$1,130	$494	$899
International	13,397	9,619	4,383	162	2
Total OSBU	36,826	24,541	5,513	656	901

Consumer Solutions Business Unit:
Retail	17,628	11,072	3,815	265	-
Consumer direct	13,574	7,700	5,180	79	-
Wholesale	2,921	1,554	1,419	-	-
CSBU International	2,902	1,514	625	8	-
Other CSBU	679	163	(5,894)	60	-
Total CSBU	37,704	22,003	5,145	412	-
Total operating segments	74,530	46,544	10,658	1,068	901
Corporate and eliminations	597	258	(1,508)	464	-
Consolidated	$75,127	$46,802	$9,150	$1,532	$901

Two Quarters Ended February 28, 2009	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization
Organizational Solutions Business Unit:
Domestic	$39,099	$22,774	$(4,756)	$591	$1,799
International	24,060	16,704	6,659	197	5
Total OSBU	63,159	39,478	1,903	788	1,804

Consumer Solutions Business Unit:
Retail	-	-	-	-	-
Consumer direct	-	-	-	-	-
Wholesale	-	-	-	-	-
CSBU International	-	-	-	-	-
Other CSBU	-	-	-	-	-
Total CSBU	-	-	-	-	-
Total operating segments	63,159	39,478	1,903	788	1,804
Corporate and eliminations	1,825	902	(2,387)	1,021	-
Consolidated	$64,984	$40,380	$(484)	$1,809	$1,804

Two Quarters Ended March 1, 2008
Organizational Solutions Business Unit:
Domestic	$47,394	$30,198	$1,725	$802	$1,798
International	26,964	19,223	8,487	316	2
Total OSBU	74,358	49,421	10,212	1,118	1,800

Consumer Solutions Business Unit:
Retail	30,762	18,790	4,667	480	-
Consumer direct	28,386	16,709	11,481	147	-
Wholesale	7,181	4,009	3,714	-	-
CSBU International	5,574	3,071	1,285	33	-
Other CSBU	1,271	326	(12,098)	294	-
Total CSBU	73,174	42,905	9,049	954	-
Total operating segments	147,532	92,326	19,261	2,072	1,800
Corporate and eliminations	1,170	468	(2,891)	839	-
Consolidated	$148,702	$92,794	$16,370	$2,911	$1,800

A reconciliation of operating segment EBITDA to consolidated income before taxes is provided below (in thousands):

	Quarter Ended		Two Quarters Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Reportable segment EBITDA	$(423)	$10,658	$1,903	$19,261
Corporate expenses	(1,147)	(1,508)	(2,387)	(2,891)
Consolidated EBITDA	(1,570)	9,150	(484)	16,370
Depreciation	(906)	(1,532)	(1,809)	(2,911)
Amortization	(903)	(901)	(1,804)	(1,800)
Income (loss) from operations	(3,379)	6,717	(4,097)	11,659
Earnings from an equity method investee	224	-	224	-
Interest income	20	15	74	24
Interest expense	(764)	(761)	(1,593)	(1,672)
Income (loss) before provision for income taxes	$(3,899)	$5,971	$(5,392)	$10,011

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Overview

Our financial results for the quarter and two quarters ended February 28, 2009 are difficult to compare to the corresponding periods of the prior fiscal year primarily due to the sale of substantially all of the assets of our Consumer Solutions Business Unit (CSBU) to Franklin Covey Products, LLC, during the fourth quarter of fiscal 2008.  The CSBU was primarily responsible for sales of the Company’s consumer products, including the popular FranklinCovey Planner, binders, and related accessories, to consumers and small businesses through retail, wholesale, Internet, and call center channels.  Due to our ownership interest in and continuing involvement with Franklin Covey Products, LLC, we were unable to present the financial operations of the CSBU in a discontinued operations format for the quarter and two quarters ended March 1, 2008.  Our second fiscal quarter, which includes the months of December, January, and February, has historically reflected strong product sales, primarily from seasonal holiday shopping, and generally good training and consulting service sales.  However, following the sale of CSBU, we will not experience the seasonal impact of domestic holiday product sales in our financial results.

For the quarter ended on February 28, 2009, we recognized a loss from operations of $3.4 million compared to $6.7 million of income from operations in the corresponding quarter of fiscal 2008.  Including the impact of a $3.3 million benefit for income taxes, we recognized a net loss of $0.6 million in the second quarter of fiscal 2009 compared to net income (after income tax expense) of $3.0 million in the quarter ending March 1, 2008.

The primary factors that influenced our operating results for the quarter ended February 28, 2009 were as follows:

•
Sales – Our consolidated sales declined to $29.9 million compared to $75.1 million for the quarter ending March 1, 2008.  The vast majority of the decline was attributable to the sale of our CSBU operations and the corresponding reduction in product sales.  Of the $45.2 million decline, $37.7 million, or 83 percent, was attributable to product sales from the CSBU.  Sales delivered through the Organizational Solutions Business Unit (OSBU), which are comparable to the prior year and consist primarily of training and consulting service sales, decreased $7.8 million due to sales declines in both our domestic and international operations.  We believe that these decreases were primarily attributable to softening economic conditions in the United States and in countries in which we operate wholly owned offices.  Decreased sales through OSBU channels were partially offset by a $0.3 million increase in lease revenues that were primarily generated from various arrangements to lease office space at our Salt Lake City, Utah headquarters campus.

•
Gross Profit – Our gross profit was primarily affected by the sale of CSBU and the corresponding decrease in consolidated product sales.  Our consolidated gross margin, which is gross profit in terms of a percentage of sales, was 62.5 percent of sales compared to 62.3 percent in the prior year.  The fluctuation in our gross margin was primarily due to the overall change in the mix of items sold and a decreased gross margin on training and consulting sales during the quarter.

•
Operating Costs – Our operating expenses decreased by $18.0 million compared to the same quarter of the prior fiscal year, which was primarily due to the sale of CSBU.  Decreased operating expenses consisted of a $17.4 million decrease in selling, general, and administrative expenses and a $0.6 million decrease in depreciation expense.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

The following table sets forth sales data by category and for our operating segments (in thousands):

	Quarter Ended			Two Quarters Ended
	February 28, 2009	March 1, 2008	Percent Change	February 28, 2009	March 1, 2008	Percent Change
Sales by Category:
Training and consulting services	$25,566	$33,828	(24)	$56,047	$68,027	(18)
Products	3,431	40,702	(92)	7,112	79,505	(91)
Leasing	906	597	52	1,825	1,170	56
	$29,903	$75,127	(60)	$64,984	$148,702	(56)

Organizational Solutions Business Unit:
Domestic	$18,373	$23,429	(22)	$39,099	$47,394	(18)
International	10,624	13,397	(21)	24,060	26,964	(11)
	28,997	36,826	(21)	63,159	74,358	(15)

Consumer Solutions Business Unit:
Retail Stores	-	17,628	(100)	-	30,762	(100)
Consumer Direct	-	13,574	(100)	-	28,386	(100)
Wholesale	-	2,921	(100)	-	7,181	(100)
CSBU International	-	2,902	(100)	-	5,574	(100)
Other CSBU	-	679	(100)	-	1,271	(100)
	-	37,704	(100)	-	73,174	(100)
	28,997	74,530	(61)	63,159	147,532	(57)
Leasing	906	597	52	1,825	1,170	56
Total Sales	$29,903	$75,127	(60)	$64,984	$148,702	(56)

Quarter Ended February 28, 2009 Compared to the Quarter Ended March 1, 2008

Sales

Training and Consulting Services – We offer a variety of training courses, training related products, and consulting services focused on leadership, productivity, strategy execution, sales force performance, and effective communications that are provided both domestically and internationally through our sales force or through international licensee operations.  Our consolidated training and consulting service sales decreased $8.3 million compared to the prior year, which was attributable to unfavorable performance in both the domestic and international divisions.  During the first quarter of fiscal 2009 we closed our directly owned Canadian office and transferred all remaining sales and support personnel to one of our domestic regions, depending on the location of the sales associate.  Sales information presented for the periods ended March 1, 2008 in the table above was adjusted to reflect the transition of Canadian sales from the international division to the domestic division.  The following is a description of the sales activity in our domestic and international divisions for the quarter ended February 28, 2009:

•
Domestic – Our domestic training, consulting, and related sales decreased by $5.1 million compared to the prior year.  The decrease in domestic sales was primarily due to: 1) a decrease in facilitator sales (training conducted by clients using their certified trainers); 2) reduced public seminar sales resulting from a reduction in the number of events that were scheduled during the quarter; 3) a decrease in the number of on-site events during the quarter resulting from a decrease in the number of days booked compared to the prior year; and 4) decreased sales force performance training revenues.  These decreases were partially offset by increased sales of our Customer Loyalty and Speed of Trust programs during the quarter.  During the quarter ended February 28, 2009, we acquired CoveyLink Worldwide LLC, which has developed training courses and materials based upon the book entitled The Speed of Trust by Stephen M.R. Covey.

We believe that continued economic deterioration in the United States during the quarter ended February 28, 2009 was a significant contributing factor to decreased training and consulting sales during the quarter.  However, our training programs and consulting services continue to be well accepted in the marketplace.  We believe that our training and consulting offerings enable our clients to enhance the productivity and leadership of their employees, develop customer loyalty, and improve the effectiveness of their sales forces; and we believe that these services are especially relevant to our clients in the current economic environment.

•
International – International sales decreased $2.8 million compared to the prior year.  The decrease in international sales was primarily due to: 1) a $1.5 million intellectual property contract that was delivered in Japan in fiscal 2008 and that did not repeat in fiscal 2009; 2) decreased sales at our directly owned offices in Japan and the United Kingdom; 3) decreased licensee royalties; and 4) decreased international product sales as a majority of these sales transitioned to Franklin Covey Products, LLC.  Decreased sales in Japan and the United Kingdom were primarily due to the continued weak economic conditions in those countries.  The translation of foreign sales to United States dollars had a net $0.2 million favorable impact on our consolidated sales during the quarter ended February 28, 2009.

Product Sales – Consolidated product sales, which primarily consist of planners, binders, totes, software, and handheld electronic planning devices that were primarily sold through our CSBU channels, declined $37.3 million compared to the prior year primarily due to the sale of our CSBU during the fourth quarter of fiscal 2008.  Remaining product sales primarily consist of products and related accessories sold in Japan by our directly owned office in that country.

Leasing Sales – Following the sale of the CSBU and its corresponding impact on consolidated sales, we determined that it was appropriate to separately disclose leasing sales and cost of sales on our condensed consolidated statements of operations.  Leasing revenues are primarily derived from various sub-lease arrangements for office space on our corporate campus located in Salt Lake City, Utah.  The corresponding cost of sales on these leases represents certain costs associated with the operation of the leased space and does not include any lease expense on the underlying corporate campus since we account for that lease as a financing arrangement.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  Our consolidated gross profit decreased to $18.7 million compared to $46.8 million in the corresponding quarter of fiscal 2008.  The decrease in gross profit was primarily attributable to decreased product sales resulting from the sale of CSBU.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, was 62.5 percent of sales compared to 62.3 percent in fiscal 2008.

Our training and consulting services gross margin was 65.6 percent compared to 68.5 percent in the prior year.  The decrease was primarily attributable to increased amortization of capitalized curriculum development costs, decreased licensee royalty revenues during the quarter, which have virtually no corresponding cost of sales, and increased royalty costs on certain programs.

Gross margin on product sales decreased to 42.6 percent compared to 57.4 percent in the prior year.  The decrease was primarily due to the sale of CSBU, which eliminated virtually all of our domestic product sales.  Remaining product sales consist primarily of product sales made in Japan, on which the gross margin decreased compared to the prior year primarily due to adjustments to our inventory reserves.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses decreased $17.4 million compared to the prior year.  The decrease in SG&A expenses was primarily due to: 1) the sale of the CSBU, which reduced consolidated SG&A by approximately $16.5 million compared to the prior year; 2) reduced compensation costs resulting from lower sales and corresponding reductions to commissions and other variable compensation elements; 3) reduced share-based compensation costs; and 4) the favorable impact of our restructuring plan that was announced in August 2008.  Following the sale of our CSBU in the fourth quarter of fiscal 2008, we initiated a restructuring plan that reduced the number of our domestic regional sales offices, decentralized certain sales support functions, and significantly changed the operations of our Canadian subsidiary.  The restructuring plan is intended to strengthen the remaining domestic sales offices and reduce our overall operating costs.  We believe that this restructuring effort will further reduce SG&A expenses in future periods.  During these tough economic times, we have initiated numerous cost savings efforts designed to reduce our overall operating costs and improve profitability.  While we expect these efforts to have a significant impact on our cost structure, the outcome of these efforts may not reduce our costs as quickly or as effectively as originally planned.

Depreciation – Depreciation expense decreased $0.6 million compared to the prior year.  The decrease was primarily due to the sale of the CSBU and an impairment charge totaling $0.3 million for software that did not function as anticipated and was written off during the quarter ended March 1, 2008.  We did not have any property and equipment impairment charges during the quarter ended February 28, 2009.  Based upon expected fixed asset activity in fiscal 2009, we expect depreciation expense to total approximately $4 million for the fiscal year ended August 31, 2009.

Amortization – Amortization expense from definite-lived intangible assets for the quarter ended February 28, 2009 remained consistent with the prior year at $0.9 million.  We expect intangible asset amortization expense to remain consistent with prior year amounts throughout fiscal 2009 and believe that amortization expense will total $3.7 million for the current fiscal year.

Income Taxes

Our income tax benefit for the quarter ended February 28, 2009 was $3.3 million compared to a $2.9 million provision for the same quarter of the prior year.  The income tax benefit was primarily due to a pre-tax loss recognized for the quarter ended February 28, 2009.  Our effective tax benefit rate for the quarter of approximately 84 percent was higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.

Two Quarters Ended February 28, 2009 Compared to the Two Quarters Ended March 1, 2008

Sales

Training and Consulting Services – Our consolidated training and consulting service sales decreased $12.0 million compared to the prior year.  Training and consulting service sales performance during the first two quarters of fiscal 2009 was primarily influenced by the following performance in our domestic and international divisions:

•
Domestic – Our domestic training sales declined $8.3 million compared to the two quarters ended March 1, 2008.  The decrease in domestic sales was primarily due to: 1) a decrease in facilitator sales (training conducted by clients using their certified trainers); 2) reduced public seminar sales resulting from a reduction in the number of events that were scheduled during the quarter; 3) a decrease in the number of on-site events during the quarter resulting from a decrease in the number of days booked compared to the prior year; and 4) decreased sales force performance training revenues.  These decreases were partially offset by increased sales of our Customer Loyalty.  We believe that our domestic training and consulting revenues were adversely affected by the deteriorating economic conditions in the United States during the first two quarters of fiscal 2009.

•
International – International sales decreased $2.9 million compared to the same period of fiscal 2008.  The decrease in international sales was primarily due to: 1) a $1.5 million intellectual property contract that was delivered in Japan in the second quarter of fiscal 2008 and that did not repeat in fiscal 2009; 2) decreased sales at our directly owned offices in Japan, the United Kingdom, and Australia; and 3) decreased licensee royalties.  We believe that decreased sales at our wholly owned offices and licensees were primarily due to continued weak economic conditions in those countries.   The translation of foreign sales to United States dollars had a $0.1 million favorable impact on our consolidated sales during the two quarters ended February 28, 2009.

Product Sales – Consolidated product sales, which were primarily sold through our CSBU channels, declined $72.4 million compared to the prior year primarily due to the sale of our CSBU during the fourth quarter of fiscal 2008.  Remaining product sales primarily consist of products and related accessories sold in Japan by our directly owned office in that country.

Leasing Sales – Leasing sales increased $0.7 million primarily due to the addition of new leasing contracts that are generated from various arrangements to lease office space at our Salt Lake City, Utah headquarters campus.

Gross Profit

Our consolidated gross profit decreased to $40.4 million compared to $92.8 million for the first two quarters of fiscal 2008.  The decrease in gross profit was primarily attributable to decreased product sales resulting from the sale of CSBU.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, was 62.1 percent of sales compared to 62.4 percent in fiscal 2008.

Our training and consulting services gross margin was 64.6 percent compared to 68.6 percent in fiscal 2008.  The decrease was primarily attributable to increased amortization of capitalized curriculum development costs, increased royalty costs on certain programs sold, and decreased licensee royalty revenues, which have virtually no corresponding cost of sales.

Gross margin on product sales decreased to 45.8 percent compared to 57.5 percent in the prior year.  The decrease was primarily due to the sale of CSBU, which eliminated virtually all of our domestic product sales.  Remaining product sales consist primarily of product sales made in Japan, on which the gross margin decreased compared to the same period of the prior year primarily due to adjustment to the inventory reserves in Japan.

Operating Expenses

Selling, General and Administrative – Our SG&A expenses decreased $35.6 million compared to the prior year.  The decrease in SG&A expenses was primarily due to: 1) the sale of the CSBU, which reduced consolidated SG&A by approximately $33.4 million compared to the prior year; 2) reduced compensation costs resulting from lower sales and corresponding reductions to commissions and other variable compensation elements; 3) reduced advertising costs primarily related to a decrease in the number of public programs held; 4) decreased travel and conference costs primarily due to the cancellation of our annual sales and delivery conference; and 4) the favorable impact of our restructuring plan that was announced in August 2008.  Following the sale of our CSBU in the fourth quarter of fiscal 2008, we initiated a restructuring plan that reduced the number of our domestic regional sales offices, decentralized certain sales support functions, and significantly changed the operations of our Canadian subsidiary.  We believe that this restructuring effort will reduce SG&A expenses in future periods.  During the current economic conditions, we have initiated numerous other cost savings efforts designed to reduce our overall operating costs and improve profitability.  While we expect these efforts to have a significant impact on our cost structure, the outcome of these efforts may not reduce our costs as quickly or as effectively as planned.

Depreciation – Depreciation expense decreased by $1.1 million compared to the prior year.  The decrease was primarily due to the sale of the CSBU and an impairment charge totaling $0.3 million for software that did not function as anticipated and was written off during the quarter ended March 1, 2008.  We did not have any property and equipment impairment charges during the two quarters ended February 28, 2009.

Income Taxes

Our income tax benefit for the two quarters ended February 28, 2009 was $4.2 million compared to a $5.0 million provision for the two quarters ended March 1, 2008.  The income tax benefit was primarily due to a pre-tax loss recognized for the first two quarters of fiscal 2009.  Our effective tax benefit rate for the two quarters of approximately 78 percent was higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2009 we had $4.0 million of cash and cash equivalents compared to $15.9 million at August 31, 2008 and our net working capital (current assets less current liabilities) totaled $4.8 million at February 28, 2009 compared to $5.3 million at August 31, 2008.  During the first quarter of fiscal 2009, we used substantially all of the net cash proceeds from the sale of CSBU to purchase approximately 3.0 million shares of our common stock in a modified “Dutch Auction” tender offer.  The tender offer closed, fully subscribed, prior to August 31, 2008 and we recorded a $28.2 million liability for the shares on our consolidated balance sheet with a corresponding increase to treasury stock in shareholders’ equity.  We paid the tender offer obligation during the quarter ended November 29, 2008, which has reduced our available cash.

Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and proceeds from our $25.0 million revolving line of credit.  In connection with the sale of the CSBU assets during the fourth quarter of fiscal 2008, our line of credit agreements with our previous lenders were modified (the Modified Credit Agreement).  The Modified Credit Agreement

removed one lender from the credit facility, but continues to provide a total of $25.0 million of borrowing capacity until June 30, 2009, when the borrowing capacity will be reduced to $15.0 million.  In addition, the interest rate on the credit facility increased from LIBOR plus 1.10 percent to LIBOR plus 1.50 percent (2.0 percent at February 28, 2009), which was effective on the date of the modification agreement.  The line of credit obligation was classified as a component of current liabilities primarily due to our intention to repay amounts outstanding before the agreement expires.  The Modified Credit Agreement expires on March 14, 2010 (no change) and we may draw on the credit facilities, repay, and draw again, on a revolving basis, up to the maximum loan amount available so long as no event of default has occurred and is continuing.  We may use the line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the Modified Credit Agreement.  The working capital line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.

In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including: (i) a funded debt to earnings ratio; (ii) a fixed charge coverage ratio; (iii) a limitation on annual capital expenditures; and (iv) a defined amount of minimum net worth.  In the event of noncompliance with these financial covenants and other defined events of default, the lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit.  During the quarter ended February 28, 2009, we believe that we were in compliance with the terms and financial covenants of our credit facilities.  At February 28, 2009, we had $17.7 million outstanding on the line of credit.

In addition to our $25.0 million line of credit, we have a long-term variable rate mortgage on our Canadian building, which was classified as held for sale at February 28, 2009, and a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the two quarters ended February 28, 2009.

Cash Flows From Operating Activities

Our cash provided by operating activities totaled $2.8 million for the two quarters ended February 28, 2009 compared to $14.5 million during the same period of the prior year.  The decrease was primarily due to the sale of CSBU and the corresponding decrease in product sales.  Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses.  Cash provided by or used for changes in working capital during the two quarters ended February 28, 2009 was primarily related to: 1) decreased accounts receivable resulting from improved collections of outstanding receivable balances; 2) the decreased receivable balance resulting from collections of amounts owing from an equity method investee; and 3) payments to reduce accounts payable and accrued liabilities from seasonally high balances at August 31.  We believe that our continued efforts to optimize working capital balances, combined with existing and planned sales growth programs and cost-reduction initiatives, will improve our cash flows from operating activities in future periods.  However, the success of these efforts, and their eventual contribution to our cash flows, is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

Net cash used for investing activities totaled $3.8 million for the two quarters ended February 28, 2009.  Our primary uses of cash for investing activities were the purchase of property and equipment, additional spending on curriculum development, and the purchase of CoveyLink Worldwide, LLC (CoveyLink).  Our purchases of property and equipment, which totaled $1.9 million, consisted primarily of computer software, computer hardware, and leasehold improvements.  During the first two quarters of fiscal 2009, we spent $1.1 million for further investment in the development of various programs and curriculum.  During the quarter ended February 28, 2009, we acquired the assets of CoveyLink, which conducts seminars and training courses and provides consulting based upon the book, The Speed of Trust by Stephen M.R. Covey.  Net cash used to acquire CoveyLink totaled $0.9 million as of February 28, 2009.  Partially offsetting these uses of cash was the receipt of $0.1 million on notes receivable from the sales of our subsidiary in Brazil, which was completed at August 31, 2007 through the use of notes receivable financing.

Cash Flows From Financing Activities

Net cash used for financing activities during the two quarters ended February 28, 2009 totaled $10.7 million, which consisted primarily of the payment of our $28.3 million tender offer obligation (described above) and $0.3 million of debt principal payments that were partially offset by $17.7 million of net proceeds from our line of credit facility.

Sources of Liquidity

Going forward, we will continue to incur costs necessary for the operation and potential growth of the business.  We anticipate using cash on hand, cash provided by the sale of services and products to our clients on the condition that we can continue to generate positive cash flows from operating activities, and other financing alternatives, if necessary, for these expenditures.  We anticipate that our existing capital resources should be adequate to enable us to maintain our operations for at least the upcoming twelve months.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors.  Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new programs or products by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Contractual Obligations

The Company has not structured any special purpose or variable interest entities or participated in any commodity trading activities that would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of: 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) payments to EDS for outsourcing services related to information systems, warehousing, and distribution services; 3) minimum rent payments for office and warehouse space; 4) mortgage payments on certain buildings and property; and 5) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business.  Except for the payment of our tender obligation, which occurred in the quarter ended November 29, 2008, there have been no significant changes to our expected required contractual obligations from those disclosed at August 31, 2008.

Our contractual obligations as disclosed in our Form 10-K for the year ended August 31, 2008 exclude unrecognized tax benefits under FIN 48 of $4.2 million for which we cannot make a reasonably reliable estimate of the period of payment.

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

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned operation.  Licensee companies are unrelated entities that have been granted a license to translate our content and curriculum, adapt the content and curriculum to the local culture, and sell our training seminars and products in a specific country or region.  Each licensee is required to pay us royalties based upon a percentage of the licensee’s sales.  We recognize royalty income each period based upon the sales information reported to the Company from the licensee.  Royalty revenue is reported as a component of training and consulting service sales in our consolidated statements of operations.

Revenue is recognized on software sales in accordance with SOP 97-2, Software Revenue Recognition as amended by SOP 98-09.  Statement 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products and support to be allocated to each element based on the relative fair value of the elements based on vendor specific objective evidence (VSOE).  The majority of our software sales have multiple elements, including a license and post contract customer support (PCS).  Currently we do not have VSOE for either the license or support elements of our software sales.  Accordingly, revenue is deferred until the only undelivered element is PCS and the total arrangement fee is recognized over the support period.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Share-Based Compensation

We have a performance based long-term incentive plan (the LTIP) that provides for annual grants of share-based performance awards to certain managerial personnel and executive management as directed by the Compensation Committee of the Board of Directors (the Compensation Committee).  The LTIP performance awards cliff vest at the completion of a three-year performance period that begins on September 1 in the fiscal year of the grant.  The number of common shares that are finally awarded to LTIP participants is variable and is based entirely upon the achievement of specified financial performance objectives during the three-year performance period.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the number of shares expected to be awarded based upon actual and estimated financial results of the Company compared to the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the estimated probable number of common shares to be awarded.

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

During the quarter ended November 29, 2008, the Compensation Committee approved LTIP awards for 205,700 shares of common stock (the target award) to be awarded if we achieve the specified financial results of grant, which are primarily based on cumulative operating income growth over the performance period ending August 31, 2011.  The fair value of our common stock was $4.60 per share on the grant date of the fiscal 2009 LTIP award.  However, due to ongoing organizational changes following the sale of the CSBU, the Company’s structure evolved to the extent that the fiscal 2009 LTIP award criteria were no longer consistent with our organization and performance goals and in some cases the approved measurement criteria were no longer measurable.  As a result of these changes, combined with financial performance during the first two quarters of the measurement period, the Company determined that no shares would be awarded to participants under the terms of the fiscal 2009 LTIP award.  Accordingly, no compensation expense was recognized for the fiscal 2009 LTIP award during the two quarters ended February 28, 2009.

Subsequent to February 28, 2009, the Compensation Committee formally terminated the fiscal 2009 and fiscal 2007 LTIP awards because no shares were expected to be awarded to participants under the terms of these awards.  The Company does not currently anticipate another LTIP award to be granted during fiscal 2009.

We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model.  However, we did not grant any stock options during the two quarters ended February 28, 2009 or during the fiscal year ended August 31, 2008, and we did not have any remaining unrecognized compensation expense attributable to unvested stock options at February 28, 2009.

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

Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectibility of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectibility assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at February 28, 2009 would increase our reported loss from operations by approximately $0.1 million.

Inventory Valuation

Following the sale of CSBU, our inventories are comprised primarily of training materials and related accessories.  Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.  Inventories are reduced to their fair market value through the use of inventory loss reserves, which are recorded during the normal course of business.

Our inventory loss reserve calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory reserves methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have a materially adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory reserves would increase our reported loss from operations by $0.2 million.

Indefinite-Lived Intangible Assets

Intangible assets that are deemed to have an indefinite life are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset has been deemed to have an indefinite life.  This intangible asset is assigned to our domestic division and is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars, international licensee royalties, and related products.  If the carrying value of the Covey trade name exceeds the fair value of its discounted estimated royalties on trade name related revenues, an impairment loss is recognized for the difference.

Our impairment evaluation calculation for the Covey trade name contains uncertainties because it requires us to make assumptions and apply judgment in order to estimate future cash flows, to estimate an appropriate royalty rate, and to select a discount rate that reflects the inherent risk of future cash flows.  Our valuation methodology for the Covey trade name has remained materially unchanged during the past three years.  However, if forecasts and assumptions used to support the carrying value of our indefinite-lived intangible asset change in future periods, significant impairment charges could result that would have an adverse effect upon our results of operations and financial condition.  The valuation methodology is also dependent upon on our share price and corresponding market capitalization, which may differ from estimated royalties used in our annual impairment testing.  Based upon the fiscal 2008 evaluation of the Covey trade name, our trade-name related revenues and licensee royalties would have to suffer significant reductions before we would be required to impair the Covey trade name.  However, further declines in our share price may also trigger additional impairment testing and may result in future impairment charges.

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

Income Taxes

We regularly evaluate our United States federal and various state and foreign jurisdiction income tax exposures.  We account for certain aspects of our income tax provision using the provisions of FIN 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under the provisions of FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon final settlement.  The provisions of FIN 48 also provide guidance on de-recognition, classification, interest, and penalties on income taxes, accounting for income taxes in interim periods, and require increased disclosure of various income tax items.  Taxes and penalties are components of our overall income tax provision.

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

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

Business Combinations – In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of SFAS No. 141R and SFAS No. 160 are effective for our fiscal year beginning September 1, 2009.  We do not currently anticipate that these statements will have a material impact upon our financial condition or results of operations.

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

Useful Life of Intangible Assets – In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of Useful Life of Intangible Assets (FSP 142-3).  This pronouncement amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  Staff Position 142-3 requires expanded disclosure regarding the determination of intangible asset useful lives and is effective for fiscal years beginning after December 15, 2008.  Earlier adoption is not permitted.  We are currently evaluating the potential impact that the adoption of FSP 142-3 will have on our consolidated financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding future training and consulting sales activity, our collection of outstanding accounts, the sale of certain of our property, the granting of equity awards, expected acceptance of our offerings in the marketplace, anticipated expenses, projected cost reduction and strategic initiatives, our expectations about the effect of the sale of the CSBU on our business, our expectations about our restructuring plan, expected levels of depreciation expense, expectations regarding tangible and intangible asset valuation expenses, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in cash flows from operating activities, the adequacy of our existing capital resources, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected repayment of our line of credit in future periods, estimated capital expenditures, the adequacy of our existing capital resources, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of the report on Form 10-K for the fiscal year ended August 31, 2008, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; cost and availability of financing sources; difficulties encountered by EDS in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; further deterioration of domestic or international economic conditions; and other factors which may adversely affect our business.

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

During the quarter and two quarters ended February 28, 2009 we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies.  Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts.  The gains and losses on these contracts were recorded as a component of SG&A expense in our consolidated statements of operations and had the following net impact on the periods indicated (in thousands):

	Quarter Ended		Two Quarters Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Losses on foreign exchange contracts	$(61)	$(199)	$(321)	$(328)
Gains on foreign exchange contracts	82	-	105	-
Net gain (loss) on foreign exchange contracts	$21	$(199)	$(216)	$(328)

On or about February 28, 2009, all of our foreign currency forward contracts were settled and we did not enter into any additional foreign currency forward contracts subsequent to February 28, 2009.  During the quarter and two quarters ended February 28, 2009, we did not utilize any derivative contracts that qualified for hedge accounting.  However, the Company may utilize net investment hedge contracts or other foreign currency derivatives in future periods as a component of our overall foreign currency risk strategy.

Interest Rate Sensitivity

The Company is exposed to fluctuations in U.S. interest rates primarily as a result of our line of credit borrowings.  At February 28, 2009, our debt balances consisted primarily of a fixed-rate financing obligation associated with the sale of our corporate headquarters facility, a variable-rate line of credit arrangement, and a variable rate long-term mortgage on certain of our buildings and property.  Our overall interest rate sensitivity will be influenced primarily by the amounts borrowed on the line of credit and the prevailing interest rates, which may create additional expense if interest rates increase in future periods.  Accordingly, at February 28, 2009 borrowing levels, a 1 percent increase on our variable rate debt would increase our interest expense over the next year by approximately $0.2 million.

During the quarter and two quarters ended February 28, 2009 we were not party to any interest rate swap or other interest related derivative instruments that would increase our interest rate sensitivity.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, due to the material weaknesses in our internal controls over financial reporting identified in our Form 10-Q for the quarter ended November 29, 2008 at our Japan subsidiary, our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  We determined that material weaknesses existed in our Japan subsidiary that relate to: 1) the lack of controls to ensure the approval and appropriate accounting treatment of non-standard shipping terms on product sales and 2) the calculation of inventory reserves which was not designed in a manner to evaluate obsolescence at the individual product level.  As a result of these material weaknesses, errors occurred in our financial reporting (see Note 2 to the condensed consolidated financial statements).

As of February 28, 2009 we have designed and implemented controls to require the approval of non-standard shipping terms on product sales and to require the approval of the inventory reserve calculation in Japan.  However, we were not able to test the remediation of the material weaknesses identified in Japan by the end of our fiscal quarter ended February 28, 2009.

In light of the material weakness described in our quarterly report on Form 10-Q for the quarter ended November 29, 2008, we performed additional procedures to ensure that our condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the condensed consolidated financial statements included in this report fairly presents, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

Other than described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.          RISK FACTORS

We have significant intangible asset balances that may be impaired if cash flows from related activities decline or our share price continues to decline.

At February 28, 2009 we had $71.2 million of intangible assets, which were primarily generated from the fiscal 1997 merger with the Covey Leadership Center.  These intangible assets are evaluated for impairment based upon cash flows (definite-lived intangible assets) and estimated royalties from revenue streams (indefinite-lived intangible assets).  Although our current sales and cash flows are sufficient to support the carrying basis of these intangibles, if our sales and corresponding cash flows decline, we may be faced with significant asset impairment charges that would have an adverse impact upon our operating margin and overall results of operations.  In addition, our stock price is considered to be an indicator of the reliability or risks associated with future cash flows and we may incur impairment charges on these intangible assets in future periods based upon our market capitalization.

Our profitability could decrease if we are unable to control our costs.

Our future success and profitability depend in part on our ability to achieve the appropriate cost structure and improve our efficiency in the highly competitive services industry in which we compete.  In the current economic environment, which has had an adverse impact on our sales performance, our ability to control our costs and reduce our costs in light of decreasing sales has increased significance.  We regularly monitor our operating costs and develop initiatives and business models that impact our operations and are designed to improve our profitability.  Our recent initiatives have included redemptions of preferred stock, exiting non-core businesses, asset sales, headcount reductions, and other internal initiatives designed to reduce our operating costs.  If we do not achieve targeted business model cost levels and manage our costs and processes to achieve additional efficiencies, our competitiveness and profitability could decrease.

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

For further information regarding our Risk Factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company acquired the following shares of its outstanding securities during the fiscal quarter ended February 28, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
Common Shares:
November 30, 2008 to January 3, 2009	-	$-	none	$2,413

January 4, 2009 to January 31, 2009	-	-	none	2,413

February 1, 2009 to February 28, 2009	-	-	none	2,413	(1)

Total Common Shares	-	$-	none

(1)
In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock.  All previous authorized common stock purchase plans were canceled.  Pursuant to the terms of this stock purchase plan, we have acquired 1,009,300 shares of our common stock for $7.6 million through February 28, 2009.

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on Friday, January 16, 2009.  The following represents a summary of each matter voted upon and the corresponding voting results for each item considered by shareholders at the Annual Meeting.

Further information regarding each item can be found in the Company’s definitive Proxy Statement, which was filed with the Securities and Exchange Commission on December 15, 2008.

1.
Election of Directors – Three directors were elected for three-year terms that expire at the Annual Meeting of Shareholders to be held following the end of fiscal 2011 or until their successors are elected and qualified.  The number of votes for each nominee for director was as follows:

Name	Votes For	Votes Withheld
Stephen R. Covey	11,853,183	2,855,190
Robert H. Daines	14,011,751	696,622
Dennis G. Heiner	14,106,851	601,522

2.
Appointment of Independent Auditors – The shareholders ratified the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending August 31, 2009.  A total of 14,461,843 shares voted in favor of this appointment, 246,530 shares voted against, and zero shares abstained from voting.

Item 6.            EXHIBITS

(A)	Exhibits:
	10.1	Asset Purchase Agreement by and Among Covey/Link LLC, CoveyLink Worldwide LLC, Franklin Covey Co., and Franklin Covey Client Sales, Inc. dated December 31, 2008.
	10.2	Amended and Restated License of Intellectual Property by and Among Franklin Covey Co. and Covey/Link LLC, dated December 31, 2008.
	31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
	31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
	32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date:	April 9, 2009	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer

Date:	April 9, 2009	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer