Form 10-Q
period 2009-05-30
FRANKLIN COVEY CO
filed 2009-07-09
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such, shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

16,947,609 shares of Common Stock as of July 1, 2009

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	May 30, 2009	August 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,216	$15,904
Accounts receivable, less allowance for doubtful accounts of $885 and $1,066	19,880	27,114
Inventories	7,454	8,397
Deferred income taxes	2,545	2,472
Receivable from equity method investee	2,550	7,672
Prepaid expenses and other assets	4,268	5,102
Assets held for sale	1,990	-
Total current assets	39,903	66,661

Property and equipment, net	23,992	26,928
Intangible assets, net	69,955	72,320
Goodwill	505	-
Receivable from equity method investee	3,637	-
Other assets	11,395	11,768
	$149,387	$177,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing obligation	$598	$670
Line of credit	16,050	-
Accounts payable	7,418	8,713
Income taxes payable	167	384
Tender offer obligation	-	28,222
Accrued liabilities	18,369	23,419
Liabilities held for sale	583	-
Total current liabilities	43,185	61,408

Long-term debt and financing obligation, less current portion	31,265	32,291
Other liabilities	943	1,229
Deferred income tax liabilities	1,217	4,572
Total liabilities	76,610	99,500

Shareholders’ equity:
Common stock – $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	183,424	184,313
Common stock warrants	7,597	7,597
Retained earnings	18,556	24,811
Accumulated other comprehensive income	1,352	1,007
Treasury stock at cost, 10,093 and 10,203 shares	(139,505)	(140,904)
Total shareholders’ equity	72,777	78,177
	$149,387	$177,677

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended

	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
	(unaudited)		(unaudited)
Net sales:
Training and consulting services	$27,767	$33,864	$83,814	$101,891
Products	1,958	24,654	9,070	104,159
Leasing	920	543	2,745	1,713
	30,645	59,061	95,629	207,763
Cost of sales:
Training and consulting services	9,928	11,421	29,755	32,807
Products	1,335	11,358	5,189	45,178
Leasing	447	314	1,370	1,016
	11,710	23,093	36,314	79,001
Gross profit	18,935	35,968	59,315	128,762

Selling, general, and administrative	18,179	34,210	59,043	110,634
Depreciation	994	1,679	2,804	4,590
Amortization	995	902	2,799	2,702
Income (loss) from operations	(1,233)	(823)	(5,331)	10,836

Loss from an equity method investee	(224)	-	-	-
Interest income	20	55	94	78
Interest expense	(741)	(725)	(2,333)	(2,396)
Income (loss) before income taxes	(2,178)	(1,493)	(7,570)	8,518
Benefit (provision) for income taxes	(2,875)	11	1,315	(4,961)
Net income (loss)	$(5,053)	$(1,482)	$(6,255)	$3,557

Net income (loss) available to common shareholders per share:
Basic	$(.38)	$(.09)	$(.47)	$.18
Diluted	$(.38)	$(.09)	$(.47)	$.18

Weighted average number of common shares:
Basic	13,420	16,132	13,394	19,542
Diluted	13,420	16,132	13,394	19,815

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Quarters Ended
	May 30, 2009	May 31, 2008
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(6,255)	$3,557
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,603	7,699
Deferred income taxes	(3,363)	3,130
Loss on disposals of property and equipment	25	274
Share-based compensation expense (benefit)	334	(936)
Changes in assets and liabilities, net of effect of acquired business:
Decrease (increase) in accounts receivable, net	8,082	(2,031)
Decrease in receivable from equity method investee	1,485	-
Decrease in inventories	1,392	3,266
Decrease in other assets	2,861	747
Decrease in accounts payable and accrued liabilities	(6,723)	(2,884)
Decrease in other long-term liabilities	(264)	(81)
Decrease in income taxes payable	(337)	(877)
Net cash provided by operating activities	2,840	11,864

Cash flows from investing activities:
Proceeds on notes receivable from disposals of subsidiaries	105	1,110
Purchases of property and equipment	(2,122)	(2,784)
Curriculum development costs	(1,462)	(2,860)
Acquisition of business, net of cash acquired	(1,157)	-
Proceeds from sales of property and equipment	-	60
Net cash used for investing activities	(4,636)	(4,474)

Cash flows from financing activities:
Proceeds from line-of-credit borrowing	63,347	61,689
Payments on line-of-credit borrowing	(47,297)	(69,465)
Principal payments on long-term debt and financing obligation	(515)	(478)
Proceeds from sales of common stock from treasury	224	311
Purchase of treasury shares through tender offer	(28,270)	-
Net cash used for financing activities	(12,511)	(7,943)

Effect of foreign exchange rates on cash and cash equivalents	(381)	(720)
Net decrease in cash and cash equivalents	(14,688)	(1,273)
Cash and cash equivalents at beginning of the period	15,904	6,126
Cash and cash equivalents at end of the period	$1,216	$4,853

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,311	$2,475
Cash paid for income taxes	$2,571	$3,117

Non-cash investing and financing activities:
Acquisition of property and equipment through accounts payable	$62	$1,060

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that ended on November 29, 2008, February 28, 2009, and May 30, 2009 during fiscal 2009.  Under the modified 52/53-week fiscal year, the quarter ended May 30, 2009 had the same number of business days as the quarter ended May 31, 2008 and the three quarters ended May 30, 2009 had one less business day than the three quarters ended May 31, 2008.  Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  These reclassifications included a change in the classification of leasing income, corresponding leasing cost of sales, and building depreciation costs related to sub-leased office space from product cost of sales to depreciation expense.  The leasing revenues reclassed from product sales totaled $0.5 million and $1.7 million for the quarter and three quarters ended May 31, 2008 and the depreciation expense reclassified from product cost of sales totaled $0.2 million and $0.5 million for the quarter and three quarters ended May 31, 2008.

The results of operations for the quarter and three quarters ended May 30, 2009 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2009.

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

	For the Quarter Ended May 31, 2008
	As Reported	As Revised

Gross profit	$35,757	$35,786
Operating loss	(852)	(823)
Net loss	(1,511)	(1,482)

	For the Three Quarters Ended May 31, 2008
	As Reported	As Revised

Gross profit	$128,391	$128,216
Operating income	11,011	10,836
Net income	3,630	3,557

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

Based upon the guidance found in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations, and SAB No. 103, Topic 5Z4, Disposal of Operation with Significant Interest Retained, we determined that the operations of CSBU should not be reported as discontinued operations because we continue to have significant influence over the operations of Franklin Covey Products and may participate in future cash flows.  As a result of this determination, we have not presented the financial results of the CSBU as discontinued operations in the accompanying condensed consolidated statements of operations for the quarter or three quarters ended May 31, 2008.

The following unaudited pro forma condensed consolidated statements of operations for the fiscal quarter and three quarters ended May 31, 2008 give effect to the sale of the CSBU assets as if the sale transaction occurred at the beginning of the periods presented.  The pro forma information is not necessarily indicative of the results of operations or indicative of results that would have actually occurred had the transaction been completed as of the beginning of the period presented.  The pro forma adjustments, which primarily consist of entries to dispose of the CSBU for the period presented, are based upon available information and certain assumptions we believe are reasonable.  The pro forma financial information should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in our report on Form 10-K for the fiscal year ended August 31, 2008 and our quarterly report on Form 10-Q for the period ended May 31, 2008 (in thousands).

	Pro Forma Quarter Ended May 31, 2008	Pro Forma Three Quarters Ended May 31, 2008

Sales	$37,315	$112,843
Cost of sales	13,225	38,865
Gross profit	24,090	73,978

Selling, general, and administrative	20,419	63,415
Depreciation	1,349	3,426
Amortization	902	2,702
Income from operations	1,420	4,435

Interest income	55	78
Interest expense	(725)	(2,396)
Income before provision for income taxes	750	2,117
Provision for income taxes	(1,087)	(1,766)
Net income (loss)	$(337)	$351

Diluted earnings (loss) per common share	$(.02)	$.02

Following the sale of the CSBU assets, we do not have any obligation to fund the losses of Franklin Covey Products.  Under the terms of the agreements associated with the sale of the CSBU assets, we are entitled to receive reimbursement for certain operating costs, such as warehousing and distribution costs, which are billed to the Company by third-party providers.  At May 30, 2009 we had a $6.2 million receivable from Franklin Covey Products, which is disclosed on our consolidated balance sheets as a receivable from an equity method investee and consisted of $3.6 million resulting from the working capital settlement and reimbursable costs associated with the sale transaction and $2.6 million of reimbursable operating costs.  We also have a $0.9 million liability to Franklin Covey Products at May 30, 2009 for purchases of inventory items in the ordinary course of business that is included as a component of our accounts payable in the accompanying condensed consolidated balance sheet.  The working capital settlement payment was originally due in January 2009.  However, the Company extended the due date of the working capital settlement, which will continue to accrue interest until the amount is repaid.  As a result of this extension, we have classified the working capital settlement and accrued interest as long-term assets on our May 30, 2009 balance sheet.  At May 30, 2009, we believe that we will collect the balance due on the working capital settlement, including accrued interest.

NOTE 4 – ASSETS HELD FOR SALE

During the quarter ended August 31, 2008, we initiated a restructuring plan that included significant changes to the operation of our wholly owned Canadian subsidiary.  This restructuring plan included reassigning the Canadian sales force to domestic regions and eliminating the administrative functions at our Canadian headquarters office located in Cambridge, Ontario.  Subsequent to the initiation of the restructuring plan, the Company decided to sell its Canadian headquarters building.  During fiscal 2009 the Company formalized its plan to sell the Canadian building and the premises became available for immediate sale as defined by SFAS No. 144.  Accordingly, the Canadian building assets and corresponding mortgage liability have been classified as held for sale in the accompanying consolidated balance sheet for May 30, 2009.  The Canadian building was sold subsequent to the quarter ended May 30, 2009 for an amount (including expected closing costs) that approximated its carrying value.

NOTE 5 – ACQUISITION OF COVEYLINK

Effective December 31, 2008, we acquired the assets of CoveyLink Worldwide, LLC (CoveyLink).  CoveyLink conducts seminars and training courses and provides consulting based upon the book, The Speed of Trust by Stephen M.R. Covey, who is the son of our Vice Chairman of the Board of Directors.

Based primarily upon the guidance found in EITF Issue 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Production Assets or of a Business, we determined that the CoveyLink operation constituted a business and we accounted for the acquisition of CoveyLink using the guidance found in SFAS No. 141, Business Combinations.  The purchase price was $1.0 million in cash plus or minus an adjustment for specified working capital and the costs necessary to complete the transaction, which resulted in a total purchase price of $1.2 million.  The previous owners of CoveyLink, which includes Stephen M.R. Covey, are also entitled to earn annual contingent payments based upon earnings growth over the next five years.  Based upon the preliminary purchase price allocation and evaluation of the assets acquired and liabilities assumed, we recorded a $0.4 million increase in our intangible assets, for the fair value of customer relationships and the practice leader agreement, and $0.5 million of goodwill.  The intangible assets will be amortized on an accelerated basis that is based on their expected cash flows over the estimated useful lives of the assets, which is approximately three years.  We also acquired $0.6 million of net accounts receivable, $0.2 million of other assets, and $0.5 million of accounts payable and current accrued liabilities on the acquisition date.

The accompanying consolidated financial statements include the financial results of CoveyLink from January 1, 2009 through May 30, 2009.  The CoveyLink results of operations had an immaterial impact on our consolidated financial statements and we recognized $1.8 million of additional net sales as a result of the CoveyLink acquisition through May 30, 2009.

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

NOTE 6 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	May 30, 2009	August 31, 2008

Finished goods	$7,094	$7,984
Raw materials	360	413
	$7,454	$8,397

NOTE 7 – SHARE-BASED COMPENSATION

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant long-term performance awards, unvested stock awards, employee stock purchase plan (ESPP) shares, and stock options.  In addition, our Board of Directors and shareholders may, from time to time, approve fully vested stock awards.  The compensation cost of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations and no share-based compensation was capitalized during the quarter or three quarters ended May 30, 2009.  We generally issue shares of common stock for our share-based compensation plans from shares held in treasury.  The following is a description of recent developments in our share-based compensation plans.

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

During the quarter ended November 29, 2008, the Compensation Committee approved LTIP awards for 205,700 shares of common stock (the target award) to be awarded if we achieve the specified financial results of grant, which were primarily based on cumulative operating income growth over the performance period ending August 31, 2011.  The fair value of our common stock was $4.60 per share on the grant date of the fiscal 2009 LTIP award.  However, due to ongoing organizational changes following the sale of the CSBU, the Company’s structure evolved to the extent that the fiscal 2009 LTIP award criteria were no longer consistent with the Company’s organization and performance goals and, in some cases, the approved measurement criteria were no longer measurable.  As a result of these changes, combined with financial performance during the first two quarters of the measurement period, the Company determined that no shares would be awarded to participants under the terms of the fiscal 2009 LTIP award.  Accordingly, no compensation expense was recognized for the fiscal 2009 LTIP award during the three quarters ended May 30, 2009.

During the quarter ended May 30, 2009, the Compensation Committee formally terminated the fiscal 2009 and fiscal 2007 LTIP awards because no shares were expected to be awarded to participants under the terms of these awards.  The Company does not currently anticipate another LTIP award to be granted during fiscal 2009.

Unvested Stock Awards

The fair value of our unvested stock awards is calculated based on the number of shares issued and the closing market price of our common stock on the date of the grant.  The corresponding compensation cost of unvested stock awards is amortized to selling, general, and administrative expense on a straight-line basis over the vesting period of the award.

Based upon a report from its external compensation consultant regarding competitive compensation practices for Boards of Directors of similar sized public companies, and to provide closer alignment with current and emerging market practices which support the Board’s stewardship role, the Compensation Committee approved changes in future awards under the Non-Employee Directors’ Plan.  These changes included: 1) a change from an annual grant of 4,500 shares to a whole-share grant equal to $40,000; 2) a change in the vesting period from three years to one year; 3) a change in the grant date from March 31 of each year to January (following the Annual Shareholders’ Meeting) of each year; and 4) a minimum stock ownership requirement for directors.  No previously granted awards were subject to these approved changes.  The following information applies to our unvested stock awards granted to members of the Board of Directors under the Directors’ Plan through the three quarters ended May 30, 2009:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested stock awards at August 31, 2008	94,500	$7.73
Granted	66,112	4.84
Forfeited	-	-
Vested	(27,000)	7.84
Unvested stock awards at May 30, 2009	133,612	$6.28

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of the Company’s common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter and three quarters ended May 30, 2009, a total of 17,820 shares and 42,541 shares were issued to participants in the ESPP.

Stock Options

The Company has an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the fair market value of the Company’s common stock on the date of grant.  The term, not to exceed ten years, and exercise period of each incentive stock option awarded under the plan are determined by the Compensation Committee of our Board of Directors.  Information related to stock option activity during the three quarters ended May 30, 2009 is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price Per Share
Outstanding at August 31, 2008	2,027,800	$12.82
Granted	-	-
Exercised	(1,000)	6.56
Forfeited	(199,500)	9.89
Outstanding at May 30, 2009	1,827,300	$13.14

Options vested and exercisable at May 30, 2009	1,827,300	$13.14

NOTE 8 – INCOME TAXES

During the first two quarters of fiscal 2009, we applied an estimated annual effective income tax rate to our year-to-date pre-tax loss to calculate the applicable income tax benefit.  During the quarter ended May 30, 2009, we used the actual effective income tax rate applicable to our pre-tax loss for the three quarters ended May 30, 2009 to determine our income tax benefit.  We utilized this approach during the current quarter due to uncertainties regarding expected fiscal 2009 pre-tax financial results and the magnified effect of certain items on our effective income tax rate in periods of near breakeven operations.

Our effective tax benefit rate for the three quarters ended May 30, 2009 of approximately 17 percent was lower than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.  Included in the income tax benefit for the quarter ended May 30, 2009 is a benefit of $0.2 million resulting from the expiration of the statute of limitations on uncertain tax positions.  We expect that our unrecognized tax benefits may decrease by approximately $0.2 million over the next twelve months.

NOTE 9 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is based on net income and includes charges and credits to equity accounts that were not the result of transactions with shareholders.  Our comprehensive income (loss) was calculated as follows for the periods presented in this report (in thousands):

	Quarter Ended		Three Quarters Ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Net income (loss)	$(5,053)	$(1,482)	$(6,255)	$3,557
Other comprehensive income (loss) items, net of tax:
Foreign currency translation adjustments	434	(111)	345	362
Comprehensive income (loss)	$(4,619)	$(1,593)	$(5,910)	$3,919

NOTE 10 – EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate.  Due to modifications to our management stock loan program, we determined that the shares of management stock loan participants that were placed in the escrow account are participating securities as defined by EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, because they continue to have equivalent common stock dividend rights.  Accordingly, these management stock loan shares are included in our basic EPS calculation during periods of net income and excluded from the basic EPS calculation in periods of net loss.

During the quarter ended May 30, 2009, we adopted the provisions of Financial Accounting Standards Board (FASB) Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP EITF 03-6-1).  This pronouncement requires unvested share-based compensation instruments that have participation rights in dividends or undistributed earnings to be considered participating securities for purposes of determining EPS.  Our unvested share awards granted to members of our board of directors (and employees in previous periods) have participation rights as described in FSP EITF 03-6-1 on the same basis as outstanding shares of common stock and were determined to be participating securities.  However, these unvested shares are not obligated to participate in undistributed losses and are thus excluded from the EPS calculation in periods of net loss.  The provisions of FSP EITF 03-6-1 require all prior period EPS data to be adjusted retrospectively.  Due to the relatively small number of unvested share-based compensation instruments outstanding during periods of net income presented below, the adoption of FSP EITF 03-6-1 had no impact on our reported EPS.  The Company anticipates that the provisions of FSP EITF 03-6-1 will also be immaterial in future periods based on expected grants of unvested share awards.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Three Quarters Ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Numerator for basic and diluted earnings per share:
Net income (loss) attributable to common shareholders	$(5,053)	$(1,482)	$(6,255)	$3,557

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding(1)	13,420	16,132	13,394	19,542
Effect of dilutive securities:
Stock options and other share-based awards	-	-	-	273
Common stock warrants(2)	-	-	-	-
Diluted weighted average shares outstanding	13,420	16,132	13,394	19,815

Basic and diluted EPS:
Basic EPS	$(.38)	$(.09)	$(.47)	$.18
Diluted EPS	$(.38)	$(.09)	$(.47)	$.18

(1)	Since the Company recognized net income for the three quarters ended May 31, 2008, basic weighted average shares for that period includes 3.5 million shares of common stock held by management stock loan participants that were placed in escrow.  These shares were excluded from basic weighted-average shares for the other periods presented.

(2)	For the periods presented, the conversion of 6.2 million common stock warrants is not assumed because such conversion would be anti-dilutive.

At May 30, 2009 and May 31, 2008, we had approximately 1.8 million and 1.9 million stock options outstanding which were not included in the computation of diluted EPS because the Company reported a net loss in the period presented or the options’ exercise prices were greater than the average market price of the Company’s common shares.  Although these shares were not included in our calculation of diluted EPS, these stock options, and other dilutive securities, may have a dilutive effect on our EPS calculation in future periods if the price of our common stock increases.

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

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  During fiscal 2009, we closed our directly owned Canadian office and assigned our Canadian sales and support personnel to various domestic sales regions.  Accordingly, the results of our Canadian operations are now included in the domestic segment of the OSBU.  We also made other less significant organizational changes during fiscal 2009.  All prior period segment information has been revised to conform to the most recent classifications and organizational changes and we account for our segment information on the same basis as the accompanying condensed consolidated financial statements.

SEGMENT INFORMATION
(in thousands)
Quarter Ended May 30, 2009	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization
Organizational Solutions Business Unit:
Domestic	$20,627	$11,901	$(459)	$431	$992
International	9,098	6,561	2,236	85	3
Total OSBU	29,725	18,462	1,777	516	995

Consumer Solutions Business Unit:
Retail	-	-	-	-	-
Consumer direct	-	-	-	-	-
Wholesale	-	-	-	-	-
CSBU International	-	-	-	-	-
Other CSBU	-	-	-	-	-
Total CSBU	-	-	-	-	-
Total operating segments	29,725	18,462	1,777	516	995
Corporate and eliminations	920	473	(1,021)	478	-
Consolidated	$30,645	$18,935	$756	$994	$995

Quarter Ended May 31, 2008
Organizational Solutions Business Unit:
Domestic	$25,365	$15,604	$843	$288	$899
International	11,406	8,258	3,506	157	3
Total OSBU	36,771	23,862	4,349	445	902

Consumer Solutions Business Unit:
Retail	7,896	4,626	(1,737)	218	-
Consumer direct	6,949	4,127	2,107	85	-
Wholesale	5,046	2,698	2,569	-	-
CSBU International	1,119	471	(62)	6	-
Other CSBU	737	(45)	(5,185)	97	-
Total CSBU	21,747	11,877	(2,308)	406	-
Total operating segments	58,518	35,739	2,041	851	902
Corporate and eliminations	543	229	(283)	828	-
Consolidated	$59,061	$35,968	$1,758	$1,679	$902

Three Quarters Ended May 30, 2009	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization
Organizational Solutions Business Unit:
Domestic	$59,726	$34,675	$(5,215)	$1,022	$2,791
International	33,158	23,265	8,895	283	8
Total OSBU	92,884	57,940	3,680	1,305	2,799

Consumer Solutions Business Unit:
Retail	-	-	-	-	-
Consumer direct	-	-	-	-	-
Wholesale	-	-	-	-	-
CSBU International	-	-	-	-	-
Other CSBU	-	-	-	-	-
Total CSBU	-	-	-	-	-
Total operating segments	92,884	57,940	3,680	1,305	2,799
Corporate and eliminations	2,745	1,375	(3,408)	1,499	-
Consolidated	$95,629	$59,315	$272	$2,804	$2,799

Three Quarters Ended May 31, 2008
Organizational Solutions Business Unit:
Domestic	$72,759	$45,802	$2,568	$1,090	$2,697
International	38,370	27,481	11,993	474	5
Total OSBU	111,129	73,283	14,561	1,564	2,702

Consumer Solutions Business Unit:
Retail	38,659	23,416	2,930	697	-
Consumer direct	35,335	20,836	13,588	233	-
Wholesale	12,227	6,707	6,282	-	-
CSBU International	6,692	3,543	1,223	39	-
Other CSBU	2,008	281	(17,283)	390	-
Total CSBU	94,921	54,783	6,740	1,359	-
Total operating segments	206,050	128,066	21,301	2,923	2,702
Corporate and eliminations	1,713	696	(3,173)	1,667	-
Consolidated	$207,763	$128,762	$18,128	$4,590	$2,702

A reconciliation of operating segment EBITDA to consolidated income before taxes is provided below (in thousands):

	Quarter Ended		Three Quarters Ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Reportable segment EBITDA	$1,777	$2,041	$3,680	$21,301
Corporate expenses	(1,021)	(283)	(3,408)	(3,173)
Consolidated EBITDA	756	1,758	272	18,128
Depreciation	(994)	(1,679)	(2,804)	(4,590)
Amortization	(995)	(902)	(2,799)	(2,702)
Income (loss) from operations	(1,233)	(823)	(5,331)	10,836
Loss from an equity method investee	(224)	-	-	-
Interest income	20	55	94	78
Interest expense	(741)	(725)	(2,333)	(2,396)
Income (loss) before income taxes	$(2,178)	$(1,493)	$(7,570)	$8,518

NOTE 12 – SUBSEQUENT EVENT

Modification of Line of Credit Agreement

Subsequent to the quarter ended May 30, 2009, we entered into a second modification agreement with the lender on our line of credit facility (the Second Modification Agreement).  Under terms of the Second Modification Agreement, our borrowing capacity will be reduced as follows (dollars in thousands):

Effective Date	Borrowing Capacity
June 30, 2009	$20,000
August 31, 2009	18,000
November 30, 2009	13,500

In addition, any payments made to us by Franklin Covey Products from the working capital settlement and reimbursable costs associated with the sale transaction note receivable are required to be paid on the line of credit and will reduce the available borrowing capacity by the amount of the payments.  The Second Modification Agreement also increases the effective interest rate on our line of credit from LIBOR plus 1.50 percent to LIBOR plus 2.0 percent, effective on the date of the agreement.

In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including: (i) a funded debt to earnings ratio; (ii) a fixed charge coverage ratio; (iii) a limitation on annual capital expenditures; and (iv) a defined amount of minimum net worth.  In the event of noncompliance with these financial covenants and other defined events of default, the lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit.  The Second Modification Agreement also modified the funded debt to earnings ratio and fixed charged coverage ratio over the quarterly periods ended August 2009 and November 2009.

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

RESULTS OF OPERATIONS

Overview

Our financial results for the quarter and three quarters ended May 30, 2009 are difficult to compare to the corresponding periods of the prior fiscal year primarily due to the sale of substantially all of the assets of our Consumer Solutions Business Unit (CSBU) to Franklin Covey Products, LLC, during the fourth quarter of fiscal 2008.  The CSBU was primarily responsible for sales of the Company’s consumer products, including the popular FranklinCovey Planner, binders, and related accessories, to consumers and small businesses through retail, wholesale, Internet, and call center channels.  Due to our ownership interest in and continuing involvement with Franklin Covey Products, LLC, we were unable to present the financial operations of the CSBU in a discontinued operations format for the quarter and three quarters ended May 31, 2008.

In general, our financial results for the quarter ended May 30, 2009 were adversely affected by poor economic conditions in both the United States and in our worldwide operations.  In light of the current economic conditions, we have taken steps to control our costs and improve our cash flows from operating activities, which we believe produced favorable results during the quarter and we expect will produce improved operations in future periods.  For the quarter ended May 30, 2009, we recognized a loss from operations of $1.2 million compared to a $0.8 million loss from operations in the third quarter of fiscal 2008.  Our pre-tax loss totaled $2.2 million compared to a $1.5 million pre-tax loss for the same quarter of fiscal 2008.  Due to the impact of a $2.9 million provision for income taxes, we recognized a net loss of $5.1 million in the third quarter of fiscal 2009 compared to a net loss of $1.5 million in the quarter ending May 31, 2008.

The primary factors that influenced our operating results for the quarter ended May 30, 2009 were as follows:

•
Sales – Our consolidated sales declined to $30.6 million compared to $59.1 million in the quarter ended May 31, 2008.  The vast majority of the decline was attributable to the sale of our CSBU operations and the corresponding reduction in product sales.  Of the $28.5 million decline, $21.7 million, or 77 percent, was attributable to product sales from the CSBU.  Sales delivered through the Organizational Solutions Business Unit (OSBU), which are comparable to the prior year and consist primarily of training and consulting service sales, decreased $7.0 million due to sales declines in both our domestic and international operations.  Decreased sales through these channels were partially offset by a $0.4 million increase in lease revenues.

•
Gross Profit – Our gross profit was primarily affected by the sale of CSBU and the corresponding decrease in consolidated product sales.  Our consolidated gross margin, which is gross profit in terms of a percentage of sales, was 61.8 percent of sales compared to 60.9 percent in the prior year.  The fluctuation in our gross margin was primarily due to the overall change in the mix of items sold and a decreased gross margin on training and consulting sales during the quarter.

•
Operating Costs – Our operating expenses decreased by $16.6 million compared to the same quarter of the prior fiscal year, which was primarily due to the sale of CSBU.  Decreased operating expenses consisted primarily of a $16.0 million decrease in selling, general, and administrative expenses, a $0.7 million decrease in depreciation expense, and a $0.1 million increase in amortization expense.

•
Income Taxes – Although we recognized a pre-tax loss for the quarter ended May 30, 2009, we recorded a $2.9 million income tax provision.  The income tax provision was primarily the result of our decision to use the actual effective income tax rate applicable to our pre-tax loss for the three quarters ended May 30, 2009 rather than the application of an estimated annual effective income tax rate to our year-to-date pre-tax loss as was done during the first two quarters of fiscal 2009.  We changed our approach due to uncertainties regarding expected fiscal 2009 pre-tax financial results and the magnified effect of certain items on our effective income tax rate in periods of near breakeven operations.  Accordingly, we recorded an income tax provision to offset previously recorded income tax benefits from the first two quarters of fiscal 2009.  Our effective tax benefit rate for the three quarters ended May 30, 2009 of approximately 17 percent was lower than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

The following table sets forth sales data by category and for our operating segments (in thousands):

	Quarter Ended			Three Quarters Ended
	May 30, 2009	May 31, 2008	Percent Change	May 30, 2009	May 31, 2008	Percent Change
Sales by Category:
Training and consulting services	$27,767	$33,864	(18)	$83,814	$101,891	(18)
Products	1,958	24,654	(92)	9,070	104,159	(91)
Leasing	920	543	69	2,745	1,713	60
	$30,645	$59,061	(48)	$95,629	$207,763	(54)

Organizational Solutions Business Unit:
Domestic	$20,627	$25,365	(19)	$59,726	$72,759	(18)
International	9,098	11,406	(20)	33,158	38,370	(14)
	29,725	36,771	(19)	92,884	111,129	(16)

Consumer Solutions Business Unit:
Retail Stores	-	7,896	(100)	-	38,659	(100)
Consumer Direct	-	6,949	(100)	-	35,335	(100)
Wholesale	-	5,046	(100)	-	12,227	(100)
CSBU International	-	1,119	(100)	-	6,692	(100)
Other CSBU	-	737	(100)	-	2,008	(100)
	-	21,747	(100)	-	94,921	(100)
	29,725	58,518	(49)	92,884	206,050	(55)
Leasing	920	543	69	2,745	1,713	60
Total Sales	$30,645	$59,061	(48)	$95,629	$207,763	(54)

Quarter Ended May 30, 2009 Compared to the Quarter Ended May 31, 2008

Sales

Training and Consulting Services – We offer a variety of training courses, training related products, and consulting services focused on leadership, productivity, strategy execution, sales force performance, and effective communications that are provided both domestically and internationally through our sales force or through international licensee operations.  Our consolidated training and consulting service sales decreased by $6.1 million compared to the prior year, which was attributable to unfavorable performance in both the domestic and international divisions.  During the first quarter of fiscal 2009 we closed our directly owned Canadian office and transferred all remaining sales and support personnel to one of our domestic regions, depending on the location of the sales associate.  Sales information presented for the periods ended May 31, 2008 in the table above was adjusted to reflect the transition of Canadian sales from the international division to the domestic division.  The following is a description of the sales activity in our domestic and international divisions for the quarter ended May 30, 2009:

•
Domestic – Our domestic training, consulting, and related sales decreased by $4.7 million compared to the prior year.  The decrease in domestic sales was primarily due to: 1) reduced public seminar sales resulting from the decision to reduce the number of events that were scheduled during the quarter and from the decision to license the delivery rights of certain public programs resulting in only the license fee being recorded as revenue; 2) a decrease in the number of on-site events given during the quarter, with a significant portion of the decrease occurring in our sales performance group; and 3) a decrease in our specialized seminar events.  The unfavorable translation of Canadian sales into the United States dollar had a $0.2 million impact on sales.  These decreases were partially offset by a nine percent increase in our training manual sales to our independent facilitator partners (training conducted by clients using their certified trainers) and increased sales of our Customer Loyalty and Speed of Trust programs during the quarter.  During the quarter ended February 28, 2009, we acquired CoveyLink Worldwide LLC, which has developed training courses and materials based upon the book entitled The Speed of Trust by Stephen M.R. Covey.

We believe that continued economic deterioration in the United States during the quarter ended May 30, 2009 was a significant contributing factor to decreased training and consulting sales during the quarter.  However, our training programs and consulting services continue to be well accepted in the marketplace.  We believe that our training and consulting offerings enable our clients to enhance the productivity and leadership of their employees, develop customer loyalty, and improve the effectiveness of their sales forces; and we believe that these services are especially relevant to our clients in the current economic environment.

•
International – International sales decreased $2.3 million compared to the prior year.  The decrease in international sales was primarily due to: 1) decreased sales at our directly owned offices in Japan and the United Kingdom; 2) decreased international product sales in Japan; and 3) the unfavorable impact of translation of foreign sales to the United States dollar.  Decreased sales in Japan and the United Kingdom were primarily due to the continued weak economic conditions in those countries.  The translation of foreign sales to United States dollars had a net $0.7 million unfavorable impact on our consolidated sales during the quarter ended May 30, 2009.

Product Sales – Consolidated product sales, which primarily consist of planners, binders, totes, software, and handheld electronic planning devices that were primarily sold through our CSBU channels, declined $22.7 million compared to the prior year primarily due to the sale of our CSBU during the fourth quarter of fiscal 2008.  Remaining product sales primarily consist of products and related accessories sold in Japan by our directly owned office in that country.

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

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  Our consolidated gross profit decreased to $18.9 million compared to $36.0 million in the corresponding quarter of the prior year.  The decrease in gross profit was primarily attributable to decreased product sales resulting from the sale of CSBU.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, was 61.8 percent of sales compared to 60.9 percent in fiscal 2008.  The increase in our gross margin was due to the change in our sales mix, which is now comprised almost entirely of training and consulting sales that typically have higher margins than the majority of our product and leasing sales.

Our training and consulting services gross margin was 64.2 percent compared to 66.3 percent in the prior year.  The decrease was primarily attributable to decreased licensee royalty revenues during the quarter, which have virtually no corresponding cost of sales, and increased royalty costs on certain programs.

Gross margin on product sales decreased to 31.8 percent compared to 53.9 percent in the prior year.  The decrease was primarily due to the sale of CSBU, which eliminated virtually all of our domestic product sales.  Remaining product sales consist primarily of product sales made in Japan, on which the gross margin decreased compared to the prior year primarily due to adjustments to our inventory reserves for slower moving products.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses decreased $16.0 million compared to the prior year.  The decrease in SG&A expenses was primarily due to: 1) the sale of the CSBU, which reduced consolidated SG&A by approximately $14.2 million compared to fiscal 2008; 2) reduced compensation costs totaling $1.9 million resulting from lower sales and corresponding reductions to commissions and other variable compensation elements; 3) a $0.9 million reduction in advertising and promotional costs resulting from fewer public program events; and 4) the favorable impacts of our August 2008 restructuring plan on various areas of our operations.  These decreases were partially offset by $0.9 million of severance costs, $0.5 million of increased warehousing costs that were previously charged to CSBU cost centers, and $0.4 million of increased share-based compensation costs due to reversals of share-based compensation expense in the prior year that did not repeat in fiscal 2009.  Following the sale of our CSBU in the fourth quarter of fiscal 2008, we initiated a restructuring plan that reduced the number of our domestic regional sales offices, decentralized certain sales support functions, and significantly changed the operations of our Canadian subsidiary.  The restructuring plan is intended to strengthen the remaining domestic sales offices and reduce our overall operating costs.  We believe that this restructuring effort will further reduce SG&A expenses in future periods.  Due to the condition of the current economy, we have initiated numerous cost savings efforts designed to reduce our overall operating costs and improve profitability.  While we expect these efforts to have a significant impact on our cost structure, the outcome of these efforts may not reduce our costs as quickly or as effectively as originally planned.

Depreciation – Depreciation expense decreased $0.7 million compared to the prior year.  The decrease was primarily due to the sale of the CSBU and an impairment charge totaling $0.3 million for payroll software that did not function as anticipated and was written off during the quarter ended May 31, 2008.  Based upon expected fixed asset activity in fiscal 2009, we expect depreciation expense to total approximately $4 million for the fiscal year ended August 31, 2009.

Amortization – Amortization expense from definite-lived intangible assets increased compared to the prior year due to the acquisition of CoveyLink, which increased our intangible assets by $0.4 million.  Due to the acquisition of CoveyLink, we expect that our amortization expense will increase slightly compared to the prior year and total approximately $3.8 million for fiscal 2009.

Three Quarters Ended May 30, 2009 Compared to the Three Quarters Ended May 31, 2008

Sales

Training and Consulting Services – Our consolidated training and consulting service sales decreased $18.1 million compared to the prior year.  Training and consulting service sales performance during the three quarters ended May 30, 2009 was primarily influenced by the following performance in our domestic and international divisions:

•
Domestic – Our domestic sales declined $13.0 million compared to the same period of fiscal 2008.  The decrease in domestic sales was primarily due to: 1) reduced public seminar sales resulting from a reduction in the number of events that were scheduled during the fiscal year; 2) a decrease in the number of on-site events during fiscal 2009 resulting from a decrease in the number of days booked compared to the prior year; 3) a decrease in facilitator sales (training conducted by clients using their certified trainers); and 4) decreased sales force performance training revenues.  These decreases were partially offset by increased sales of our Customer Loyalty and Speed of Trust programs.  We believe that our domestic training and consulting revenues were adversely affected by the deteriorating economic conditions in the United States during the first three quarters of fiscal 2009.

•
International – International sales decreased $5.2 million compared to the same period of fiscal 2008.  The decrease in international sales was primarily due to: 1) decreased sales at our directly owned offices in Japan and Australia; 2) decreased licensee royalties; and 3) the unfavorable impact of translation of foreign sales to the United States dollar.  We believe that decreased sales at our wholly owned offices and licensees were primarily due to continued weak economic conditions in those countries.  The translation of foreign sales to United States dollars had a $0.4 million unfavorable impact on our consolidated sales during the three quarters ended May 30, 2009.

Product Sales – Consolidated product sales, which were primarily sold through our CSBU channels, declined $95.1 million compared to the prior year primarily due to the sale of our CSBU during the fourth quarter of fiscal 2008.  Remaining product sales primarily consist of products and related accessories sold in Japan by our directly owned office in that country.

Leasing Sales – Leasing sales increased $1.0 million primarily due to the addition of new leasing contracts that are generated from various arrangements to lease office space at our Salt Lake City, Utah headquarters campus.

Gross Profit

Our consolidated gross profit decreased to $59.3 million compared to $128.8 million for the three quarters ended May 31, 2008.  The decrease in gross profit was primarily attributable to decreased product sales resulting from the sale of CSBU.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, was 62.0 percent of sales in both year-to-date periods presented.

Our training and consulting services gross margin was 64.5 percent compared to 67.8 percent in fiscal 2008.  The decrease was primarily attributable to decreased licensee royalty revenues, which have virtually no corresponding cost of sales, increased royalty costs on certain programs sold, and increased amortization of capitalized curriculum development costs.

Gross margin on product sales decreased to 42.8 percent compared to 56.6 percent in the prior year.  The decrease was primarily due to the sale of CSBU, which eliminated virtually all of our domestic product sales.  Remaining product sales consist primarily of product sales made in Japan, on which the gross margin decreased compared to the same period of the prior year primarily due to adjustments to our inventory reserves in Japan.

Operating Expenses

Selling, General and Administrative – Our SG&A expenses decreased $51.6 million compared to the prior year.  The decrease in SG&A expenses was primarily due to: 1) the sale of the CSBU, which reduced consolidated SG&A by approximately $48.0 million compared to the prior year; 2) a $3.8 million reduction in compensation costs resulting from lower sales and corresponding reductions to commissions and other variable compensation elements; 3) a $2.2 million decrease in advertising costs, primarily related to a decrease in the number of public programs held; 4) $0.3 million of reduced travel and conference costs primarily due to the cancellation of our annual sales and delivery conference; and 5) the favorable impacts of our August 2008 restructuring plan on various areas of our operations.  These decreases were partially offset by $1.4 million of increased warehousing costs that were previously charged to CSBU cost centers, $1.0 million of severance costs resulting from headcount reductions during fiscal 2009, and $0.6 million of increased share-based compensation costs due to reversals of share-based compensation expense in the prior year that did not repeat in fiscal 2009.  Following the sale of our CSBU in the fourth quarter of fiscal 2008, we initiated a restructuring plan that reduced the number of our domestic regional sales offices, decentralized certain sales support functions, and significantly changed the operations of our Canadian subsidiary.  Due to current economic conditions, we have also initiated numerous other cost savings efforts designed to reduce our overall operating costs and improve profitability.  While we expect these efforts to have a significant impact on our cost structure, the outcome of these efforts may not reduce our costs as quickly or as effectively as planned.

Depreciation – Depreciation expense decreased by $1.8 million compared to the prior year.  The decrease was primarily due to the sale of the CSBU and impairment charges totaling $0.6 million for two software applications that did not function as anticipated and were written off during the three quarters ended May 31, 2008.  We did not have any significant property and equipment impairment charges during the three quarters ended May 30, 2009.

Amortization – Consolidated amortization expense increased by $0.1 million compared to the prior year due to the acquisition of CoveyLink, which was effective in fiscal 2009.

Income Taxes

Our income tax benefit for the three quarters ended May 30, 2009 was $1.3 million compared to a $5.0 million provision for the three quarters ended May 31, 2008.  The income tax benefit was primarily due to a pre-tax loss recognized for the first three quarters of fiscal 2009 compared to pre-tax income for the same period of the prior year.  Our effective tax benefit rate of approximately 17 percent was lower than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At May 30, 2009 we had $1.2 million of cash and cash equivalents compared to $15.9 million at August 31, 2008 and our net working capital (current assets less current liabilities) was a $3.3 million deficit at May 30, 2009 compared to $5.3 million at August 31, 2008.  The change in working capital was primarily due to the utilization of substantially all of the net cash proceeds from the sale of CSBU to purchase approximately 3.0 million shares of our common stock in a modified “Dutch Auction” tender offer.  The tender offer closed, fully subscribed, prior to August 31, 2008 and we recorded a $28.2 million liability for the shares on our consolidated balance sheet with a corresponding increase to treasury stock in shareholders’ equity.  We paid the tender offer obligation during the quarter ended November 29, 2008, which has reduced our available cash.  Our working capital balance at May 30, 2009 was also affected by the improved collection of accounts receivable during the first three quarters of fiscal 2009, which favorably impacted our cash flows from operating activities.

Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and proceeds from our revolving line of credit.  In connection with the sale of the CSBU assets during the fourth quarter of fiscal 2008, our line of credit agreements with our previous lenders were modified (the Modified Credit Agreement).  The Modified Credit Agreement removed one lender from the credit facility, but continued to provide a total of $25.0 million of borrowing capacity until June 30, 2009, when the borrowing capacity was scheduled to be reduced to $15.0 million.  In addition, the interest rate on the credit facility increased from LIBOR plus 1.10 percent to LIBOR plus 1.50 percent (1.9 percent at May 30, 2009).  Subsequent to the quarter ended May 30, 2009, we entered into a second modification agreement with the lender on the line of credit facility (the Second Modification Agreement).  Under the terms of the Second Modification Agreement, our borrowing capacity on the line of credit will be reduced as follows (in thousands):

Effective Date	Borrowing Capacity
June 30, 2009	$20,000
August 31, 2009	18,000
November 30, 2009	13,500

In addition, any payments made to us by Franklin Covey Products from the working capital settlement and reimbursable costs associated with the sale transaction note are required to be paid on the line of credit and will reduce the available borrowing capacity by the amount of the payments.  The Second Modification Agreement increases the effective interest rate from LIBOR plus 1.50 percent to LIBOR plus 2.0 percent, effective on the date of the agreement.

The Modified Credit Agreement and Second Modification Agreement expire on March 14, 2010 (no change) and we may draw on the credit facilities, repay, and draw again, on a revolving basis, up to the maximum loan amount available so long as no event of default has occurred and is continuing.  We may use the line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the Modified Credit Agreement or Second Modification Agreement.  The working capital line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.

In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including: (i) a funded debt to earnings ratio; (ii) a fixed charge coverage ratio; (iii) a limitation on annual capital expenditures; and (iv) a defined amount of minimum net worth.  In the event of noncompliance with these financial covenants and other defined events of default, the lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit.  The Second Modification Agreement also modified the funded debt to earnings ratio and fixed charged coverage ratio over the quarterly periods ended August 2009 and November 2009.  During the quarter ended May 30, 2009, we believe that we were in compliance with the terms and financial covenants of our credit facility.  At May 30, 2009, we had $16.1 million outstanding on the line of credit.

In addition to our revolving line of credit, we have a long-term variable rate mortgage on our Canadian building, which was classified as held for sale at May 30, 2009, and a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 30, 2009.

Cash Flows From Operating Activities

Our cash provided by operating activities totaled $2.8 million for the three quarters ended May 30, 2009 compared to $11.9 million during the same period of the prior year.  The decrease was primarily due to the sale of CSBU and the corresponding decrease in product sales.  Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses.  Cash provided by or used for changes in working capital during the three quarters ended May 30, 2009 was primarily related to decreased accounts receivable resulting from improved collections of outstanding receivable balances, and payments made to reduce accounts payable and accrued liabilities from seasonally high balances at August 31.  We believe that our continued efforts to optimize working capital balances, combined with existing and planned sales growth programs and cost-reduction initiatives, will improve our cash flows from operating activities in future periods.  However, the success of these efforts, and their eventual contribution to our cash flows, is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

During the three quarters ended May 30, 2009 we used $4.6 million of net cash for investing activities.  Our primary uses of cash for investing activities were the purchase of property and equipment, additional spending on curriculum development, and the purchase of CoveyLink Worldwide, LLC (CoveyLink).  Our purchases of property and equipment, which totaled $2.1 million, consisted primarily of computer software, computer hardware, and leasehold improvements.  During the first three quarters of fiscal 2009, we spent $1.5 million for further investment in the development of various programs and curriculum.  During the second quarter of fiscal 2009, we acquired the assets of CoveyLink, which conducts seminars and provides consulting based upon the book, The Speed of Trust by Stephen M.R. Covey.  Net cash used to acquire CoveyLink, including legal and other professional fees, totaled $1.2 million.  Partially offsetting these uses of cash was the receipt of $0.1 million on notes receivable from the sales of our subsidiary in Brazil, which was completed at August 31, 2007 through the use of notes receivable financing.

Cash Flows From Financing Activities

Net cash used for financing activities during the three quarters ended May 30, 2009 totaled $12.5 million, which consisted primarily of the payment of our $28.3 million tender offer obligation (described above) and $0.5 million of debt principal payments that were partially offset by $16.1 million of net proceeds from our line of credit facility.  We also received $0.2 million of net proceeds from the sale of common shares held in treasury to participants in our employee stock purchase plan.

Sources of Liquidity

Going forward, we will continue to incur costs necessary for the operation and potential growth of the business.  We anticipate using cash on hand, cash provided by the sale of services and products to our clients on the condition that we can continue to generate positive cash flows from operating activities, and other financing alternatives, if necessary, for these expenditures.  We anticipate that our existing capital resources should be adequate to enable us to maintain our operations for at least the upcoming 12 months.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors.  Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new programs or products by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Contractual Obligations

The Company has not structured any special purpose or variable interest entities or participated in any commodity trading activities that would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of: 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) payments to EDS for outsourcing services related to information systems, warehousing, and distribution services; 3) minimum rent payments for office and warehouse space; 4) mortgage payments on certain buildings and property; and 5) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business.  Except for the payment of our tender offer obligation, which occurred in the quarter ended November 29, 2008, there have been no significant changes to our expected required contractual obligations from those disclosed at August 31, 2008.

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

During the quarter ended November 29, 2008, the Compensation Committee approved LTIP awards for 205,700 shares of common stock (the target award) to be awarded if we achieve the specified financial results of grant, which are primarily based on cumulative operating income growth over the performance period ending August 31, 2011.  However, due to ongoing organizational changes following the sale of the CSBU, the Company’s structure evolved to the extent that the fiscal 2009 LTIP award criteria were no longer consistent with our organization and performance goals and in some cases the approved measurement criteria were no longer measurable.  As a result of these changes, combined with financial performance during the first two quarters of the measurement period, the Company determined that no shares would be awarded to participants under the terms of the fiscal 2009 LTIP award.  Accordingly, no compensation expense was recognized for the fiscal 2009 LTIP award during the three quarters ended May 30, 2009.

During the quarter ended May 30, 2009, the Compensation Committee formally terminated the fiscal 2009 and fiscal 2007 LTIP awards because no shares were expected to be awarded to participants under the terms of these awards.  The Company does not currently anticipate another LTIP award to be granted during fiscal 2009.

We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model.  However, we did not grant any stock options during the three quarters ended May 30, 2009 or during the fiscal year ended August 31, 2008, and we did not have any remaining unrecognized compensation expense attributable to unvested stock options at May 30, 2009.

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

Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectibility of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectibility assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at May 30, 2009 would increase our reported loss from operations by approximately $0.1 million.

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

Our inventory loss reserve calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory reserves methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have a materially adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory reserves at May 30, 2009 would increase our reported loss from operations by $0.1 million.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and intangible assets that are deemed to have an indefinite life are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  Our goodwill was generated by the acquisition of CoveyLink during fiscal 2009.  The Covey trade name intangible asset has been deemed to have an indefinite life.  This intangible asset is assigned to our domestic division and is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars, international licensee royalties, and related products.  If the carrying value of the Covey trade name exceeds the fair value of its discounted estimated royalties on trade name related revenues, an impairment loss is recognized for the difference.

Our impairment evaluation calculations for goodwill and the Covey trade name contain uncertainties because it requires us to make assumptions and apply judgment in order to estimate future cash flows, to estimate an appropriate royalty rate, and to select a discount rate that reflects the inherent risk of future cash flows.  Our valuation methodology for the Covey trade name has remained materially unchanged during the past three years.  However, if forecasts and assumptions used to support the carrying value of our indefinite-lived intangible asset change in future periods, significant impairment charges could result that would have an adverse effect upon our results of operations and financial condition.  The valuation methodology is also dependent upon on our share price and corresponding market capitalization, which may differ from estimated royalties used in our annual impairment testing.  Based upon the fiscal 2008 evaluation of the Covey trade name, our trade-name related revenues and licensee royalties would have to suffer significant reductions before we would be required to impair the Covey trade name.  However, further declines in our share price may also trigger additional impairment testing and may result in future impairment charges.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding future training and consulting sales activity, our collection of outstanding accounts, the sale of certain property, the granting of equity awards, expected acceptance of our offerings in the marketplace, anticipated expenses, projected cost reduction and strategic initiatives, our expectations about the effect of the sale of the CSBU on our business, our expectations about our restructuring plan and its effect on future expenses, expected levels of depreciation and amortization expenses, expectations regarding tangible and intangible asset valuation expenses, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in cash flows from operating activities, the adequacy of our existing capital resources, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected repayment of our line of credit in future periods, estimated capital expenditures, the adequacy of our existing capital resources, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of the report on Form 10-K for the fiscal year ended August 31, 2008, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; cost and availability of financing sources; difficulties encountered by EDS in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; further deterioration of domestic or international economic conditions; and other factors which may adversely affect our business.

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

During the three quarters ended May 30, 2009 we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies.  Because these contracts do not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized currently and are used to offset a portion of the gains or losses of the related accounts.  The gains and losses on these contracts were recorded as a component of SG&A expense in our consolidated statements of operations and had the following net impact on the periods indicated (in thousands):

	Quarter Ended		Three Quarters Ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Losses on foreign exchange contracts	$-	$(90)	$(321)	$(417)
Gains on foreign exchange contracts	-	11	105	11
Net loss on foreign exchange contracts	$-	$(79)	$(216)	$(406)

During the quarter ended May 30, 2009, we did not enter into any foreign currency forward contracts and during the quarter and three quarters ended May 30, 2009 we did not utilize any derivative contracts that qualified for hedge accounting.  However, the Company may utilize net investment hedge contracts or other foreign currency derivatives in future periods as a component of our overall foreign currency risk strategy.

Interest Rate Sensitivity

The Company is exposed to fluctuations in U.S. interest rates primarily as a result of our line of credit borrowings.  At May 30, 2009, our debt balances consisted primarily of a fixed-rate financing obligation associated with the sale of our corporate headquarters facility, a variable-rate line of credit arrangement, and a variable rate long-term mortgage on certain of our buildings and property.  Our overall interest rate sensitivity will be influenced primarily by the amounts borrowed on the line of credit and the prevailing interest rates, which may create additional expense if interest rates increase in future periods.  Accordingly, at May 30, 2009 borrowing levels, a 1 percent increase on our variable rate debt would increase our interest expense over the next year by approximately $0.2 million.

During the quarter and three quarters ended May 30, 2009 we were not party to any interest rate swap or other interest related derivative instruments that would increase our interest rate sensitivity.

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

As of May 30, 2009 we have designed and implemented controls to require the approval of non-standard shipping terms on product sales and to require the approval of the inventory reserve calculation in Japan.  We are currently in the process of testing the remediation of the material weaknesses identified in Japan and believe that our new processes and procedures will prove to be effective controls to prevent future material weaknesses in these areas of our operations.

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

PART II.  OTHER INFORMATION

Item 1A.         RISK FACTORS

Our results of operations and cash flows may be adversely affected if Franklin Covey Products is unable to pay the working capital settlement and reimbursable acquisition costs.

During the fourth quarter of fiscal 2008, we joined with Peterson Partners to create a new company, Franklin Covey Products.  This new company purchased substantially all of the assets of our consumer solutions business unit.  Under the terms of the sale agreements associated with the sale of the CSBU assets, we are entitled to receive reimbursement for certain operating costs, such as warehousing and distribution costs, which are billed to the Company by third-party providers.  At May 30, 2009 we had a $6.2 million receivable from Franklin Covey Products, which is disclosed on our consolidated balance sheets as receivable from an equity method investee and consisted of $3.6 million resulting from the working capital settlement and reimbursable costs associated with the sale transaction and $2.6 million of reimbursable operating costs.  We also have a $0.9 million liability to Franklin Covey Products at May 30, 2009 for purchases of inventory items in the ordinary course of business that is included as a component of our accounts payable in the accompanying condensed consolidated balance sheet.  The working capital settlement payment was originally due in January 2009.  However, we extended the due date of the working capital settlement, which will continue to accrue interest until the amount is repaid.  Although at May 30, 2009 we believe that we will collect the amounts owed by Franklin Covey Products, the failure to collect the amounts owed to us from Franklin Covey Products would have a significant adverse effect upon our results of operations and cash flows.

For further information regarding our Risk Factors, please refer to Item 1A of Part II in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 and Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Item 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company acquired the following shares of its outstanding securities during the fiscal quarter ended May 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
Common Shares:
March 1, 2009 to April 4, 2009	-	$-	none	$2,413

April 5, 2009 to May 2, 2009	-	-	none	2,413

May 3, 2009 to May 30, 2009	-	-	none	2,413	(1)

Total Common Shares	-	$-	none

(1)	In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock. All previous authorized common stock purchase plans were canceled.  Pursuant to the terms of this stock purchase plan, we have acquired 1,009,300 shares of our common stock for $7.6 million through May 30, 2009.

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

FRANKLIN COVEY CO.

Date:	July 9, 2009	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer

Date:	July 9, 2009	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer