Form 10-K
period 2009-08-31
FRANKLIN COVEY CO
filed 2009-11-16
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2009.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

         Franklin Covey Co.

(Exact name of registrant as specified in its charter)

Utah	1-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

As of February 27, 2009, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $53.9 million, which was based upon the closing price of $4.13 per share as reported by the New York Stock Exchange.

As of November 2, 2009, the Registrant had 16,960,319 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 29, 2010, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to our operations, results of operations, and other matters that are based on our current expectations, estimates, assumptions, and projections.  Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements.  These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.  Forward-looking statements are based upon assumptions as to future events that might not prove to be accurate.  Actual outcomes and results could differ materially from what is expressed or forecast in these forward-looking statements.  Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed below under the section entitled “Risk Factors.”

General

Franklin Covey Co. (the Company, we, us, our, or FranklinCovey) is a leading global provider of execution, leadership, and personal-effectiveness training with over 600 employees worldwide delivering principle-based curriculum and effectiveness tools to our customers.  Our consolidated net sales for the fiscal year ended August 31, 2009 totaled $130.1 million and our shares of common stock are traded on the New York Stock Exchange (NYSE) under the ticker symbol “FC.”

We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service.  To achieve this level of service we operate four regional sales offices in the United States; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculum and provide services in over 150 other countries and territories around the world.

Our business-to-business service utilizes our expertise in training, consulting, and technology that is designed to help our clients define great performance and execute at the highest levels.  We also provide clients with training in management skills, relationship skills, and individual effectiveness, and can provide personal-effectiveness literature and electronic educational solutions to our clients as needed.

Our fiscal year ends on August 31 of each year.  Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

During the fourth quarter of fiscal 2008, we sold substantially all of the assets of our Consumer Solutions Business Unit (CSBU) to a newly formed entity, Franklin Covey Products, LLC (Refer to Note 3 of our consolidated financial statements in Item 8 for further details on this transaction).  The CSBU was primarily responsible for the sale of our products such as planners, binders, software, totes, and related accessories.  Following the sale of the CSBU, our efforts have been focused on providing superior training, consulting, and other services that will enable our clients to achieve greatness.

Services Overview

Our mission is to enable greatness in people and organizations everywhere.  To that end, we have developed industry-leading content, tools, and methodologies to help organizations achieve four outcomes:

1.	Sustained Superior Performance. Great organizations succeed financially and operationally in both the short and long term relative to their market and strategic potential.

2.	Intensely Loyal Customers. Great organizations earn not only the “satisfaction” of their customers, but their true loyalty.

3.	Highly Engaged and Loyal Employees. The people who work in great organizations are energized and passionate about what they do.

4.	Distinctive Contribution. Great organizations do more than “business as usual”—they fulfill a unique mission that sets them apart from the crowd.

Our content, tools, and methodologies are organized into key practice areas or product lines, each offering targeted solutions that drive these four outcomes.  Our primary practice areas and product lines include:

1.	Execution
2.	Leadership
3.	Individual Effectiveness
4.	Winning Customer Loyalty
5.	Trust
6.	Sales Performance
7.	Education Solutions
8.	E-Learning
9.	Custom Solutions
10.	Media Publishing

The following is a description of our primary practice areas and curriculum.

1.	Execution

Execution remains one of the toughest challenges organizations face today.  Our internal studies show that only 13 percent of public companies meet yearly financial expectations, 70 percent of strategic initiatives either fail or are abandoned, and only 19 percent of workers say they can effectively translate the company’s top goals into the work they do.

We believe our Execution practice addresses these challenges.  We work directly with leadership teams to help them clarify the “wildly important goals” that their strategy requires, identify key measures that lead to the achievement of these goals, create clear and compelling scoreboards, and build a culture and cadence of accountability so that the goals are achieved.  Our key execution offerings include:

The 4 Disciplines of Execution®: Manager Certification
The purpose of Manager Certification includes helping managers not only develop specific skills, but to also create actual work plans.  We help managers leave the session with clearly identified goals and measures, a draft scoreboard for their team, and an accountability plan to help everyone move forward on the goals.

The 4 Disciplines of Execution®: Skills Workshop and Team Work Session
The purpose of the one- or two-day work session is to help teams understand the methods and develop the skills of consistent execution.  We help teams clarify their goals, refine key measures, and generate new and better ways of achieving the goals through peer-to-peer accountability.

Execution Quotient® (xQ) Assessment
This offering allows organizations to measure their overall ability to execute their most important goals.  The xQ is a culture-wide assessment based on factors that contribute to consistent and successful execution.  This assessment helps leaders identify areas where their goals may be at risk.

What the CEO Wants You to Know: Building Business Acumen™
This training supports the Execution disciplines by helping individuals and teams better understand the financial engine of their business and how they can positively affect it.  The material is based on the popular book What the CEO Wants You to Know, by leading CEO and executive coach Ram Charan.

2.	Leadership

Leadership has a profound impact on performance, and is a key lever that mobilizes teams to produce results.

We help organizations develop leaders who build great teams through these 4 imperatives:

1.	Inspire Trust: Build credibility as a leader so that people will contribute their highest efforts.

2.	Clarify Purpose: Define a clear and compelling purpose that motivates people to offer their best to achieve the organizational goals.

3.
Align Systems:  Create systems of success that support the purpose and goals of the organization, enable people to do their best work, operate independently of management, and sustain superior performance over time.

4.	Unleash Talent: Develop a winning team, where people’s unique talents are leveraged against clear performance expectations in a way that encourages responsibility and growth.

Each of our Leadership offerings addresses these imperatives or provides in-depth training in one of these areas.

Leadership: Great Leaders, Great Teams, Great Results™
This comprehensive offering contains the entire core content of FranklinCovey’s Leadership practice.  During the program, leaders learn the 4 Imperatives of Great Leaders and take specific actions to carry them out.  The workshop features award-winning videos that present the latest on our own research and thinking, along with the best thinking of other leadership experts including:

•	Jack Welch, Winning
•	Fred Reichheld, The Ultimate Question
•	Clayton Christensen, The Innovator’s Solution
•	Stephen R. Covey, The 8th Habit
•	Stephen M. R. Covey, The Speed of Trust
•	Ram Charan, What the CEO Wants You to Know

Leadership Foundations™
Our Leadership Foundations workshop is designed to prepare emerging leaders to take on significant roles and responsibilities in the future.  Participants gain skills to improve trust and influence with peers and superiors, link their work to a clear and compelling team purpose, implement a system for executing critical priorities, and leverage the talents of peers and co-workers to achieve unprecedented results.

Leadership Modular Series™
Drawn from the content of our leadership-development program, the Leadership Modular Series comprises seven stand-alone modules that teach imperatives leaders can apply immediately to create a work environment that addresses the needs of the knowledge worker.  For leaders who cannot attend multiple days of training, the Leadership Modular Series lets them focus on one specific leadership competency, three to four hours at a time.  The series includes the following instructor-led training modules:

1.	The 4 Imperatives of Great Leaders™
2.	Inspiring Trust
3.	Clarifying Your Team’s Purpose and Strategy
4.	Closing the Execution Gap
5.	Building Process Excellence
6.	Unleashing Talent
7.	Leading Across Generations

The 7 Habits for Managers®
FranklinCovey’s The 7 Habits for Managers solution teaches the fundamentals of leading today’s mobile knowledge worker.  Both new and experienced managers acquire a set of tools to help them meet today’s management challenges, including conflict resolution, prioritization, performance management, accountability and trust, execution, collaboration, and team and employee development.  We help participants in our The 7 Habits for Managers program to:

•	Increase resourcefulness and initiative.
•	Define the contribution they want to make in their role as manager.
•	Manage performance through a balance of accountability and trust.
•	Give constructive feedback.
•	Improve team decision-making skills by embracing diverse viewpoints.

Executive Coaching
We offer senior executives a coaching experience created in partnership with Columbia University, which includes methodologies approved by the International Coach Federation (ICF).  We leverage content, methodology, and tools to guide leaders in discovering and unleashing the potential they already possess.  In one-on-one or team sessions, our executive coaches help senior-level executives work through complex issues, helping them establish initiatives that are clear, defined, and actionable, and provide supportive accountability until their goals are reached.  We also offer one-on-one executive coaching in leadership development, strategy, goal execution, and personal work/life areas.

3.	Individual Effectiveness

Effective organizations are characterized by highly effective individuals—individuals who take initiative, set and achieve important goals, manage themselves well and are highly productive, work well with others, solve problems, and create new and valuable ideas.

Individual effectiveness and resilience are particularly valuable in a difficult economic environment.  In such an environment, we believe that our approaches to personal and interpersonal effectiveness are perhaps more critical than ever.

The 7 Habits of Highly Effective People®—Signature Program
Based on the principles found in Dr. Stephen R. Covey’s best-selling business book, The 7 Habits of Highly Effective People, this program drives organizational success by helping participants gain the paradigms and behaviors of effective people.  Participants gain hands-on experience, applying principles that yield greater productivity, improved communication, strengthened relationships, increased influence, and focus on critical priorities.  Participants learn how to take initiative, identify and balance key priorities, improve interpersonal communication, leverage creative collaboration and problem solving, and build their personal resilience and capability.

The 7 Habits of Highly Effective People®: Introductory Workshop for Associates
This workshop for employees at all levels is designed to tap the best they have to give.  We help employees become empowered with new knowledge, skills, and tools to confront issues, work as a team, increase accountability, and raise the bar on what they can achieve.  Participants discover how to maximize performance by avoiding dependence on others, gaining appropriate independence, and moving on to where real success lies: being successfully interdependent and collaborative with others.

FOCUS: Achieving Your Highest Priorities™
Our time-management workshop presents principles that help participants identify and clarify their values, set goals, and plan weekly and daily to accomplish what really counts.  We help participants discover how to clearly define goals and break them down into key tasks, eliminate unnecessary activities to reduce stress, balance work and life priorities, and master information management with a proven planning system.

FOCUS: Achieving Your Highest Priorities—Microsoft® Outlook® Edition
This practical workshop teaches participants to apply the principles from our productivity training while using Microsoft Outlook as their scheduling tool.  We teach them how to prioritize tasks, messages, and appointments to achieve what is most important to the organization and themselves.  In addition, we teach participants how to gain control of competing demands on their time from email, voice mail, meetings, and interruptions, plus we teach them a goal-setting process to become more motivated and productive.

FOCUS: Achieving Your Highest Priorities—IBM® Lotus Notes® Edition
The same as the workshop for Microsoft Outlook above, this workshop also teaches participants to apply the principles from our productivity training while using IBM Lotus Notes as their scheduling tool.  Participants learn to stay focused and effective by integrating IBM Lotus Notes, paper, and PDA-type productivity tools together; apply a planning process that gets better business results; reduce stress by recognizing and eliminating distractions and low-priority activities; and achieve balance and renewal, while avoiding burnout and frustration.

Project Management™ (One- and Two-Day Program)
Our Project Management solution teaches a four-step process for managing projects, large or small.  This approach helps project managers and their teams craft and deliver high-quality projects on time and within budget.  This solution is taught as a one- or two-day, facilitator-led process, and encourages attendees to focus on their own current projects for a hands-on experience.

Writing Advantage™
The FranklinCovey Writing Advantage program teaches participants how to set quality writing standards that help people increase productivity, resolve issues, avoid errors, and heighten credibility.  Participants learn a four-step process to improve their writing skills.  They learn how to write faster with more clarity, and gain skills for revising and fine-tuning every style of document.

Technical Writing Advantage™
FranklinCovey’s Technical Writing Advantage program teaches participants the skills to improve the quality, clarity, structure, and expected results of their technical communication.  This program teaches participants to take complex ideas and make them understandable and memorable in written form.

Presentation Advantage™
With our Presentation Advantage solution, participants learn how to craft presentations around essential objectives, present key concepts and ideas with power and enthusiasm, design and present effective visuals, and employ techniques for polishing and mastering presentation delivery.

Meeting Advantage™
The FranklinCovey Meeting Advantage solution teaches participants to plan effectively by frontloading before a meeting, focusing productively during the meeting, and following through successfully after the meeting.

4.	Winning Customer Loyalty®

Our Winning Customer Loyalty practice helps leaders of multiunit organizations create a culture where employees are engaged and equipped to deliver great customer experiences.  To do this, customer loyalty specialists draw from an array of offerings to craft a solution that works with each company’s culture, operating environment, and strategic vision.  A typical solution includes these components:

•	Customer scores. Customer-satisfaction and loyalty scores for every unit, every month.
•	Employee scores. A targeted employee survey that gauges each unit’s “Execution Quotient” (xQ), or the conditions required for an engaged and focused workforce.
•	Loyalty Portal. A Web-based dashboard that allows every unit to see their scores, reach out to customers, and manage their team’s focus on the key activities that drive customer loyalty.
•	“Lead measure” identification. Our most senior consultants guide the senior team through a “lead measure” identification process where, through a combination of best practices and strategic assessments, key activities are identified that become the drivers of a memorable customer experience.
•	Systems alignment. We help the senior team to align compensation, training, and other systems around the most critical goals and remove operational barriers to execution.
•	Manager certification. Unit-level managers are certified to engage their teams around their scores, lead measures, and key activities.
•
Frontline training.  We provide training in key areas such as scoreboarding, focus and execution, leadership, and creating a culture of service.  Much of this training, as well as supportive tools, is delivered to each unit through the Loyalty Portal.

5.	Trust

We believe that trust is the hallmark of effective leaders, teams, and organizations.  Trust-related problems like bureaucracy, fraud, and excessive turnover discourage productivity, divert resources, and chip away at a company’s brand.  On the other hand, leaders who make building trust an explicit goal of their job gain strategic advantages—accelerating growth, enhancing innovation, improving collaboration and execution, and increasing shareholder value.  Our Trust practice is built on The New York Times best-selling book, The Speed of Trust by Stephen M. R. Covey, and includes offerings to help leaders and team members develop the competencies to make trust a strategic advantage.

Leading at the Speed of Trust™
This program engages leaders at all levels in identifying and closing the trust gaps in their organization.  Instead of paying “trust taxes,” organizations can begin to realize “trust dividends.”  We believe that doing business at the “speed of trust” lowers costs, speeds up results, and increases profits and influence.  Our Leading at the Speed of Trust solution is designed to help leaders:

•	Make building trust an explicit goal of their work.
•	Learn how others perceive their trustworthiness from their personal tQ™ (Trust Quotient) Report.
•	Understand the real, measurable “trust taxes” they may be paying without realizing it.
•	Change “trust taxes” to “trust dividends,” which are the benefits that come from growing relationships of trust.
•	Make action plans to build trust accounts with all key stakeholders.
•	Begin using the language of trust as an important cultural lever.

Working at the Speed of Trust™—For Associates
This workshop helps individual contributors identify and address “trust gaps” in their personal credibility and in their relationships at work.  Using examples from their work and focusing on real-world issues, participants discover how to communicate transparently with peers and managers, improve their track record of keeping commitments, focus on improving internal “customer service” with others who depend on their work, and much more.  Our Working at the Speed of Trust solution is designed to help associates:

•	Increase personal credibility.
•	Exhibit behaviors that increase trust.
•	Increase trust with key stakeholders.
•	Create an environment of high trust that will increase creativity, innovation, and a greater commitment to achieving results.

6.	Sales Performance

We believe that sales performance is about helping clients succeed.  FranklinCovey provides an approach that delivers the “what to do” and “how to do” for mutual seller/buyer benefits.  Through consulting, training, and coaching, our Sales Performance practice helps sales leaders and salespeople act as genuine trusted business advisors who create value and help clients succeed.

Helping clients succeed is a mind-set, skill-set, and tool-set for becoming client-centered.  It is a way of thinking, being, and behaving.  We believe that it removes the stigmas that come with sales,

and we believe that it removes the adversarial interplay between sellers and buyers.  It is also a process for creating candid dialogue, fresh thinking, innovative collaboration, insightful decision making, and robust execution—with clients and within an organization.

The acronym INORDER represents the underlying sales methodology we use in Helping Clients Succeed.  Each module in the methodology represents a different stage in the sales process, starting from the front end with Initiating New Opportunities (INO) and Qualifying Opportunities (ORD), then closing at the back end with Winning and Growing Opportunities (ER).  With our suite of consultative sales-training solutions, we believe clients can transform their salespeople into trusted business advisors who focus on helping their clients succeed, resulting in increased sales, shortened sales cycles, improved margins, and satisfied clients.

7.	Education Solutions

The FranklinCovey Education Solutions practice is dedicated to helping educational organizations build the culture that will produce great results. Our offerings address all grade levels and help faculty and students develop the critical leadership and effectiveness skills they will need to succeed in a knowledge-based, networked world.

Primary Education Solutions: The Leader in Me®
The Leader in Me process is designed to be integrated into a school’s core curriculum and everyday language.  The methodology is designed to become part of the culture, gain momentum, and help to produce improved results year after year.  We believe the methodology benefits schools and students in the following ways:

•	Develops students who have the skills and self-confidence to succeed as leaders in the 21st century.
•	Decreases discipline referrals.
•	Teaches and develops character and leadership through existing core curriculum.
•	Improves academic achievement.
•	Raises levels of accountability and engagement among both parents and staff.

The Leader in Me process also helps create a common language within a school, built on principle-based leadership skills found in Dr. Stephen R. Covey’s best-selling book The 7 Habits of Highly Effective People, and is designed to produce a holistic school-wide experience for primary school teachers and their classrooms that proceeds in several phases:

Phase 1: Faculty Development
Through facilitated peer-to-peer discussion, videos, and learning exercises, teachers and administrators will:

•	Explore and create a guiding vision for what “greatness” means within the culture of their school.
•	Learn and internalize the 7 Habits and understand how to apply the principles in their classrooms.
•	Study other schools that have integrated the 7 Habits and other leadership and quality tools.
•	Become certified to deliver The 7 Habits of Highly Effective People® training as a means of ongoing professional development.

Phase 2: Implementation Training
In this phase, teachers and administrators will learn how to:

•	Integrate the 7 Habits and other leadership principles into the school’s curriculum and culture.
•	Apply The Leader in Me process to develop the specific 21st-century competencies students will need to succeed at school, in their future careers, and in life.

Phase 3: Classroom Implementation

The Leader in Me includes several tools to assist educators, students, and parents in implementation during the first year, as well as reinforcing the process in following years.

•	The Leader in Me Web Community— www.TheLeaderInMe.org—features cross-curricular lesson plans, award-winning videos, assessments, and a forum for educators, as well as fun activities for students.
•	Student Activity Guides for Lower/Upper Elementary and Annotated Teacher’s Editions.
•	The 7 Habits of Happy Kids™ poster set.
•	The 7 Habits of Happy Kids book by Sean Covey.
•	The Leader in Me book by Stephen R. Covey.

Secondary Education Solutions: The 7 Habits of Highly Effective Teens®
The Introduction to The 7 Habits of Highly Effective Teens® workshop from FranklinCovey, based on the best-selling book of the same name by Sean Covey and the No. 1 best-selling business book The 7 Habits of Highly Effective People, gives young people a set of tools to deal with life’ challenges.  The training is a means for educators, administrators, and superintendents to help improve student performance; reduce conflicts, disciplinary problems, and truancy; and enhance cooperation and teamwork among parents, teens, and teachers.

The 7 Habits of Highly Effective Teens are essentially seven characteristics that many happy and successful teens the world over have in common.  The training provides students with a step-by-step framework for boosting self-image, building friendships, resisting peer pressure, achieving goals, improving communication and relationships with parents, and much more.  The habits build upon each other and foster behavioral change and improvement from the inside out.

We also offer a workshop built around the book The 6 Most Important Decisions You’ll Ever Make, also by Sean Covey.  This book helps students work through important and life-changing questions.  This workshop is designed to be flexible so it can fit a classroom or school-wide schedule.

Higher Education Solutions: Introduction to the 7 Habits of Highly Effective College Students™
We believe that undergraduates who start their freshman year with a plan are more likely to complete their education and have successful careers. The 7 Habits of Highly Effective College Students helps students succeed by discovering their personal mission, setting goals, prioritizing tasks, and teaming with others.

This workshop contains eight hours of instructional material, which can be taught in a one day or modular format.  Facilitators lead programs through instruction, multimedia presentations, and activities that provide students with a forum in which to reflect individually, apply the content, and get to know each other.  Clients can become licensed to train their own students onsite, or have our facilitators present a custom program on their campus.

8.	E-Learning

Our E-Learning practice brings the best of FranklinCovey to clients in innovative ways that transcend traditional e-learning solutions.  Clients get the quality experience they expect from FranklinCovey in ways that allow them to reach their employees throughout the world.

FranklinCovey InSights™
We believe that some of the best development happens when leaders teach their own teams.  FranklinCovey InSights represents a new paradigm of “Teach to Learn” leadership.  This library of bite-sized, Web-based learning modules is built around our award-winning video presentations that leaders can use to motivate their teams to improve performance.  Designed to address generational learning styles, the modules teach people to see and do things differently, enabling teams to produce better results and make changes over time.

LiveClicks™
LiveClicks is our webinar delivery platform that allows clients to reach more people at less cost with high-quality live training.  LiveClicks webinar workshops utilize our award-winning videos, interactive activities, and live instruction. LiveClick webinars are offered to the public with our consultants and client facilitators, who can also become certified to teach LiveClicks webinars inside their organizations.

The LiveClicks platform allows clients to train more people, reach remote workers, and attract a new generation of workers.  Finally, LiveClicks can help organizations stay green by reducing the carbon impact of travel.  Our LiveClicks titles include:

•	Time Management for Microsoft® Outlook®: Increasing Your Productivity Through the Effective Use of Outlook™
•	Time Management for IBM® Lotus Notes®: Increasing Your Productivity Through the Effective Use of IBM Lotus Notes™
•	Resolving Generational Conflict: Understanding and Navigating Generational Differences at Work™
•	The Diversity Advantage: Leveraging Differences at Work for Great Results™
•	The Speed of Trust® Series—Relationship Trust
•	The Speed of Trust® Series—Self Trust
•	The 7 Habits® for Managers Series
•	Be Proactive®: Using Your Resourcefulness and Initiative to Get Things Done
•	The 7 Habits® for Managers Series
•	Begin With the End in Mind®: Defining Your Contribution and Leading With Purpose
•	Project Management Fundamentals: Managing Projects That Succeed™
•	Business Writing Skills: Getting Your Point Across With Power and Influence™

The 7 Habits Interactive® Edition
The award-winning 7 Habits of Highly Effective People—Interactive Edition helps employees, regardless of work location, to increase their effectiveness and productivity and feel a stronger sense of cohesion. The 7 Habits Interactive Edition heightens learning by helping participants to apply principles that are designed to yield greater productivity, improved communication, strengthened relationships, increased influence, and an improved focus on critical priorities.  During the three-hour online instruction, participants engage in interactive exercises that illustrate how to use the 7 Habits in real work situations.  Participants can then test their new skills in a virtual simulation that shows the real-world triumphs and challenges associated with the choices they have made.  Participants can also join a live one-day application workshop to study the content in more depth, and practice what they have learned.

9.	Custom Solutions

Whether clients need a program customized, or require a new product developed for their organization, our Custom Client solutions has the process to build the solution.  Customization builds upon our existing content and clients’ unique content by using a specific process to deliver results.  Our five-step process, as outlined below, lowers development costs and strives to improve our clients’ return on investment:

Diagnose
•	Identify key stakeholder needs.
•	Identify challenges and logistics.
•	Identify audience, culture, budget, timeline, and success measures.

Design
•	Clarify learning objectives and priorities.
•	Confirm audience and stakeholder needs.
•	Brainstorm content alignment with learning objectives.

Develop
•	Create content for all deliverables.

•	Facilitate client reviews.
•	Incorporate changes.
•	Prepare final materials.

Deliver
•	Training delivered by training professionals.

Learn
•	Gather post-project feedback.
•	Define areas of improvement and incorporate into the process.

10.	Media Publishing

Our Media Publishing practice extends our influence into both traditional publishing and new media channels.  FranklinCovey Media Publishing offers books, e-books, audio products, downloadable and paper-based tools, and content-rich software applications for smart phones and other handheld devices (like the Apple® iPhone®) to consumer and corporate markets.

Industry Information

According to the Training Magazine 2009 Training Industry Survey, the total size of the U.S. training industry is estimated to be $52.2 billion, which is down $4.0 billion compared to the prior year, primarily due to prevailing economic conditions.  We are engaged in the performance skills segment of the training industry.  One of our competitive advantages in this highly fragmented industry stems from our fully integrated training curricula, measurement methodologies, and implementation tools to help organizations and individuals measurably improve their effectiveness.  This advantage allows us to deliver not only training to both corporations and individuals, but also to implement the training through the use of powerful behavior changing tools with the capability to then measure the impact of the delivered training and tools.

Over our history, we have provided products and services to 97 of the Fortune 100 companies and more than 75 percent of the Fortune 500 companies.  We also provide products and services to a number of U.S. and foreign governmental agencies, as well as numerous educational institutions.  In addition, we provide training curricula, measurement services and implementation tools internationally, either through directly operated offices, or through independent licensed providers.

Segment Information

Prior to the sale of CSBU in the fourth quarter of fiscal 2008, our business was organized in two segments: (1) the CSBU, which was designed to sell products to individual consumers and small businesses; and (2) the Organizational Solutions Business Unit (OSBU), which was designed to serve organizational clients.  Following the sale of CSBU, the Company’s operations are grouped into one operating segment.  The following table sets forth, for the fiscal periods indicated, the Company’s sales to external customers based on prior segments for comparability purposes (in thousands):

YEAR ENDED AUGUST 31,	2009	Percent change from prior year	2008	Percent change from prior year	2007
Organizational Solutions Business Unit:
Domestic	$83,193	(16)	$99,308	-	$99,248
International	43,369	(14)	50,179	(3)	51,734
	126,562	(15)	149,487	(1)	150,982

Consumer Solutions Business Unit:
Retail	-	(100)	42,167	(22)	54,316
Consumer direct	-	(100)	38,662	(19)	48,018
Wholesale	-	(100)	16,970	(6)	17,991
CSBU International	-	(100)	7,259	(1)	7,342
Other CSBU	-	(100)	2,177	(35)	3,336
	-	(100)	107,235	(18)	131,003
Total operating segments	126,562	(51)	256,722	(9)	281,985
Leasing	3,556	44	2,471	15	2,140
Total consolidated sales	$130,118	(50)	$259,193	(9)	$284,125

Additional financial information related to our operating segments, as well as geographical information can be found in the notes to our consolidated financial statements (Note 20).

Clients

We have a relatively broad base of organizational and individual clients.  In North America, we have more than 4,100 organizational clients consisting of corporations, governmental agencies, educational institutions, and other organizations.  We have additional organizational clients throughout the world, and we believe that our products, workshops, and seminars encourage strong client loyalty.  Employees in each of our domestic and international distribution channels focus on providing timely and courteous responses to client requests and inquiries.  Due to the nature of our business, we do not have a significant backlog of firm orders.

Competition

We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services comparable with those that we offer.  Competition in the performance skills training and education industry is highly fragmented with few large competitors.  Based upon our fiscal 2009 consolidated sales of $130.1 million, we believe that we are a leading competitor in the organizational training and education market.  Other significant competitors in the training market are Development Dimensions International, Institute for International Research (IIR), Organizational Dynamics Inc., American Management Association, Wilson Learning, Forum Corporation, EPS Solutions, and the Center for Creative Leadership.

We derive our revenues from a variety of companies with a broad range of sales volumes, governments, educational institutions, and other institutions.  We believe that the principal competitive factors in the industry in which we compete include the following:

•	Quality of services and solutions
•	Skills and capabilities of people
•	Innovative training and consulting services combined with effective products
•	Ability to add value to client operations
•	Reputation and client references
•	Price
•	Availability of appropriate resources

•	Global reach and scale

Given the relative ease of entry in our training market, the number of our competitors could increase, many of whom may imitate existing methods of distribution, or could offer similar products and seminars at lower prices.  Some of these competitors may have greater financial and other resources than us.  However, we believe our curriculum based upon best-selling books, which encompasses relevant high-quality video segments, has become a competitive advantage.  This advantage is strengthened and enhanced by our ability to easily train individuals within organizations to become client facilitators who in turn can effectively relay our curriculum throughout their organization.  Moreover, we believe that we are a market leader in the United States in execution, leadership, and individual effectiveness training, consulting and products.  Increased competition from existing and future competitors could, however, have a material adverse effect on our sales and profitability.

Seasonality

Our quarterly results of operations reflect minor seasonal trends primarily because of the timing of corporate training, which is not typically scheduled as heavily during holiday and vacation periods.

Quarterly fluctuations may also be affected by other factors including the introduction of new offerings, the addition of new organizational customers, and the elimination of underperforming offerings.

Manufacturing and Distribution

Following the sale of CSBU in fiscal 2008, we no longer manufacture a significant portion of our products.  We purchase our training materials and related products from various vendors and suppliers located both domestically and internationally, and we are not dependent upon any one vendor for the production of our training and related materials as the raw materials for these products are readily available.  We currently believe that we have good relationships with our suppliers and contractors.

During fiscal 2001, we entered into a long-term contract with Electronic Data Systems (EDS) to provide warehousing and distribution services for our training products and related accessories.  EDS maintains a facility at the Company’s headquarters as well as at other locations throughout North America.

Trademarks, Copyrights, and Intellectual Property

Our success has resulted in part from our proprietary curriculum, methodologies, and other intellectual property rights.  We seek to protect our intellectual property through a combination of trademarks, copyrights, and confidentiality agreements.  We claim rights for over 95 trademarks in the United States and have obtained registration in the United States and many foreign countries for many of our trademarks including FranklinCovey, The 7 Habits of Highly Effective People, Principle–Centered Leadership, The 4 Disciplines of Execution, PlanPlus, The 7 Habits, and The 8th Habit.  We consider our trademarks and other proprietary rights to be important and material to our business.

We own sole or joint copyrights on our planning systems, books, manuals, text and other printed information provided in our training seminars and other electronic media products, including audio tapes and video tapes.  We license, rather than sell, facilitator workbooks and other seminar and training materials in order to protect our intellectual property rights therein.  We place trademark and copyright notices on our instructional, marketing, and advertising materials.  In order to maintain the proprietary nature of our product information, we enter into written confidentiality agreements with certain executives, product developers, sales professionals, training consultants, other employees, and licensees.  Although we believe the protective measures with respect to our proprietary rights are important, there can be no assurance that such measures will provide significant protection from competitors.

Employees

One of our most important assets is our people.  The diverse and global makeup of our workforce allows us to serve a variety of clients on a worldwide basis.  We are committed to attracting, developing, and retaining quality personnel and actively strive to reinforce our employees’ commitments to our clients, culture, and values through creation of a motivational and rewarding work environment.

At August 31, 2009, we had over 600 full- and part-time associates located in the United States of America, Canada, Japan, the United Kingdom, and Australia.  During fiscal 2001, we outsourced a significant part of our information technology services, customer service, distribution and warehousing operations to EDS.  A number of our former employees involved in these operations are now employed by EDS to provide those services to FranklinCovey.  None of our associates are represented by a union or other collective bargaining group.  Management believes that its relations with its associates are good and we do not currently foresee a shortage in qualified personnel needed to operate our business.

Available Information

The Company’s principal executive offices are located at 2200 West Parkway Boulevard, Salt Lake City, Utah 84119-2331, and our telephone number is (801) 817-1776.

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

The Company makes our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished with the SEC available to the public, free of charge, through our website at www.franklincovey.com.  These reports are provided through our website as soon as is reasonably practicable after we file or furnish these reports with the SEC.

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

Our results of operations may be negatively affected if we cannot expand and develop our services and solutions in response to client demand or if newly developed or acquired services have increased costs.

Our success depends upon our ability to develop and deliver services and consulting solutions that respond to rapid and continuing changes in client needs.  We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace.  The implementation, acquisition, and introduction of new programs and solutions may reduce sales of our other existing programs and services and may entail more risk than supplying existing offerings to our clients.  Newly developed or acquired solutions may also require increased royalty payments or carry significant development costs that must be expensed.  In addition, the introduction of new or competing offerings by current or future competitors may render one or more of our offerings obsolete.  Any one of these circumstances may have an adverse impact upon our business and results of operations.

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

Our profitability could suffer if we are unable to control our operating costs.

Our future success and profitability depend in part on our ability to achieve an appropriate cost structure and to improve our efficiency in the highly competitive services industry in which we compete.  In the current economic environment, which has had an adverse impact on our sales performance, our ability to control our operating costs and reduce these costs in light of decreasing sales has increased significance.  We regularly monitor our operating costs and develop initiatives and business models that impact our operations and are designed to improve our profitability.  Our recent initiatives have included revisions to existing processes and procedures, asset sales, headcount reductions, exiting non-core businesses, redemptions of preferred stock, and other internal initiatives designed to reduce our operating costs.  If we are unable to achieve targeted business model cost levels and manage our costs and processes to produce additional efficiencies, our competitiveness and profitability could decrease.

Our profitability will suffer if we are not able to maintain our pricing and utilization rates.

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

During recently completed periods we have maintained favorable utilization rates.  However, there can be no assurance that we will be able to maintain favorable utilization rates in future periods.  Additionally, we may not achieve a utilization rate that is optimal for us.  If our utilization rate is too high, it could have an adverse effect on employee engagement and attrition.  If our utilization rate is too low, our profit margin and profitability may suffer.

If our pricing structures do not accurately anticipate the cost and complexity of performing our services, our contracts may become unprofitable.

We negotiate pricing terms with our clients utilizing a range of pricing structures and conditions. Depending on the particular contract and service to be provided, these terms include time-and-materials pricing, fixed-price pricing, and contracts with features of both of these pricing models.  Our pricing is highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate.  If we do not accurately estimate the costs and time necessary to deliver our work, our contracts could prove unprofitable for us or yield lower profit margins than anticipated.  There is a risk that we may under price our contracts, fail to accurately estimate the costs of performing the work, or fail to accurately assess the risks associated with potential contracts.  In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of our work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our profit margin.

If we are unable to attract, retain, and motivate high-quality employees, including training consultants and other key training representatives, we will not be able to compete effectively and will not be able to grow our business.

Our success and ability to grow are dependent, in part, on our ability to hire, retain, and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve our clients and grow our business.  Competition for skilled personnel is intense at all levels of experience and seniority.  To address this competition, we may need to further adjust our compensation practices, which could put upward pressure on our costs and adversely affect our profit margins.  At the same time, the profitability of our business model is partially dependent on our ability to effectively utilize personnel with the right mix of skills and experience to effectively deliver our programs and content.  There is a risk that at certain points in time and in certain geographical regions, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds we require, or that it will prove difficult to retain them in a competitive labor market.  If we are unable to hire and retain talented employees with the skills, and in the locations, we require, we might not be able to deliver our content and solutions services.  If we need to re-assign personnel from other areas, it could increase our costs and adversely affect our profit margins.

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

Our future success will depend, in part, on the continued service of key executive officers and personnel.  The loss of the services of any key individuals could harm our business.  Our future success also depends on our ability to identify, attract, and retain additional qualified senior personnel.  Competition for such individuals in our industry is intense, and we may not be successful in attracting and retaining such personnel.

Our global operations pose complex management, foreign currency, legal, tax, and economic risks, which we may not adequately address.

We have Company-owned offices in Australia, Japan, and the United Kingdom.  We also have licensed operations in numerous other foreign countries.  As a result of these foreign operations and their growing impact upon our results of operations, we are subject to a number of risks, including:

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

Our sales outside of the United States totaled $47.7 million, or 37 percent of total sales, for the year ended August 31, 2009.  If our international operations continue to grow and become a larger component of our overall financial results, our revenues and operating results may be adversely affected when the dollar strengthens relative to other currencies and may be positively affected when the dollar weakens.  In order to manage a portion of our foreign currency risk, we make limited use of foreign currency derivative contracts to hedge certain transactions and translation exposure.  There can be no guarantee that our foreign currency risk management strategy will be effective in reducing the risks associated with foreign currency transactions and translation.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.

Because we provide services to clients in many countries, we are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy, and labor relations.  Violations of these regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business, and damage to our reputation.  Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information, and allegations by our clients that we have not performed our contractual obligations.  Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.

In many parts of the world, including countries in which we operate, practices in the local business community might not conform to international business standards and could violate anticorruption regulations, including the United States Foreign Corrupt Practices Act, which prohibits giving anything of value intended to influence the awarding of government contracts.  Although we have policies and procedures to ensure legal and regulatory compliance, our employees, licensee operators, and agents could take actions that violate these requirements.  Violations of these regulations could subject us to criminal or civil enforcement actions, including fines and suspension or disqualification from United States federal procurement contracting, any of which could have a material adverse effect on our business.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

Our financial success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property.  The existing laws of some countries in which we provide services might offer only limited protection of our intellectual property rights.  To protect our intellectual property, we rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, as well as patent, copyright, and trademark laws to protect our intellectual property rights.  The steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights, especially in foreign jurisdictions.

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

Our clients include national, provincial, state, and local governmental entities, and our work with these governmental entities has various risks inherent in the governmental contracting process.  These risks include, but are not limited to, the following:

•
Governmental entities typically fund projects through appropriated monies.  While these projects are often planned and executed as multi-year projects, the governmental entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and at their convenience. Changes in governmental priorities or other political developments could result in changes in scope or in termination of our projects.

•
Governmental entities often reserve the right to audit our contract costs, including allocated indirect costs, and conduct inquiries and investigations of our business practices with respect to our government contracts. If the governmental entity finds that the costs are not reimbursable, then we will not be allowed to bill for those costs or the cost must be refunded to the client if it has already been paid to us. Findings from an audit also may result in our being required to prospectively adjust previously agreed upon rates for our work, which may affect our future margins.

•
If a governmental client discovers improper activities in the course of audits or investigations, we may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government.  The inherent limitations of internal controls may not prevent or detect all improper or illegal activities, regardless of their adequacy.

•	Political and economic factors such as pending elections, revisions to governmental tax policies and reduced tax revenues can affect the number and terms of new governmental contracts signed.

The occurrences or conditions described above could affect not only our business with the particular governmental agency involved, but also our business with other agencies of the same or other governmental entities.  Additionally, because of their visibility and political nature, governmental projects may present a heightened risk to our reputation.  Any of these factors could have a material adverse effect on our business or our results of operations.

Our strategy to focus on training and consulting services may not be successful and may not lead to the desired financial results.

During the fourth quarter of fiscal 2008, we sold substantially all of the assets of our Consumer Solutions Business Unit (CSBU) to a newly formed entity, Franklin Covey Products.  Although we believe the sale of the CSBU assets will allow us to focus our resources and abilities on our services and solutions offerings, many of the aspects of this plan, including future economic conditions and the business strength of our clients, are not within our control, and we may not achieve our expected financial results within our anticipated timeframe.

Our results of operations and cash flows may be adversely affected if Franklin Covey Products is unable to pay the working capital settlement, reimbursable acquisition costs, or reimbursable operating expenses.

According to the terms of the agreements associated with the sale of the CSBU assets that closed in the fourth quarter of fiscal 2008, we are entitled to receive a $1.2 million payment for working capital delivered on the closing date of the sale and to receive $2.3 million as reimbursement for specified costs necessary to complete the transaction.  Payment for these costs was originally due in January 2009, but we extended the due date of the payment at Franklin Covey Products’ request and obtained a promissory note from Franklin Covey Products for the amount owed, plus accrued interest.

At the time we received the promissory note from Franklin Covey Products, we believed that we could obtain payment for the amounts owed, based on prior year performance and forecasted financial performance in 2009.  However, the financial position of Franklin Covey Products deteriorated significantly late in fiscal 2009 and the deterioration accelerated subsequent to August 31, 2009.  As a result of its deteriorating financial position, we reassessed the collectibility of the promissory note.  Based on revised expected cash flows and other operational issues, we determined that the promissory note should be impaired at August 31, 2009.  Accordingly, we recorded a $3.6 million impaired asset charge and reversed $0.1 million of interest income that was recorded during fiscal 2009 from the working capital settlement and reimbursable transaction cost receivables.

We receive reimbursement for certain operating costs, such as warehousing and distribution costs, which are billed to the Company by third party providers.  At August 31, 2009 and 2008 we had $2.0 million and $4.1 million receivable from Franklin Covey Products, which have been classified in other current assets.  If Franklin Covey Products fails to reimburse us for these costs, and we fail to obtain payment on the promissory note, our future cash flows will be adversely affected.

If we are unable to collect our accounts receivable on a timely basis, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for services performed.  We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles.  We maintain allowances against our receivables and unbilled services that we believe are adequate to reserve for potentially uncollectible amounts.  However, actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances.  In addition, there is no guarantee that we will accurately assess the creditworthiness of our clients.  Macroeconomic conditions could also result in financial difficulties for our clients, and as a result could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or not pay their obligations to us.  Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our invoiced revenues.  If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected.  In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

Our strategy of outsourcing certain functions and operations may fail to reduce our costs for these services and may increase our risks.

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

We have significant intangible asset, goodwill, and long-term asset balances that may be impaired if cash flows from related activities decline.

At August 31, 2009 we had $69.0 million of intangible assets, which were primarily generated from the fiscal 1997 merger with the Covey Leadership Center.  These intangible assets are evaluated for impairment based upon cash flows (definite-lived intangible assets) and estimated royalties from revenue streams (indefinite-lived intangible assets).  We also have goodwill and other long-term assets that may become impaired if the corresponding cash flows associated with these assets declines in future periods.  Although our current sales and cash flows are sufficient to support the carrying basis of these long-lived assets, if our sales and corresponding cash flows decline, we may be faced with significant asset impairment charges that would have an adverse impact upon our operating margin and overall results of operations.

In addition, our stock price is considered to be an indicator of the reliability or risks associated with future cash flows and we may incur impairment charges on these intangible assets in future periods based upon our market capitalization.

Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services.

If we fail to meet our contractual obligations, fail to disclose our financial or other arrangements with our business partners, or otherwise breach obligations to clients, we could be subject to legal liability.  We may enter into non-standard agreements because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines.  We may also find ourselves committed to providing services that we are unable to deliver or whose delivery will cause us financial loss.  If we cannot, or do not, perform our obligations, we could face legal liability, and our contracts might not always protect us adequately through limitations on the scope of our potential liability.  If we cannot meet our contractual obligations to provide services and solutions, and if our exposure is not adequately limited through the terms of our agreements, then we might face significant legal liability, and our business could be adversely affected.

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

We may need additional capital in the future, and this capital may not be available to us on favorable terms or at all.

We may need to raise additional funds through public or private debt offerings or equity financings in order to:

•	Develop new services, programs, or offerings
•	Take advantage of opportunities, including expansion of the business
•	Respond to competitive pressures

We are currently in negotiations to renew the line of credit to ensure the future availability of liquidity through this facility.  We believe that we will be successful in obtaining a new or extended line of credit from our lender.  Additional potential sources of liquidity include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  However, no assurance can be provided that we will obtain a new or extended line of credit or obtain additional financing from other sources on terms that would be acceptable to us.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.  If we are unsuccessful in obtaining a renewal or extension of our line of credit, or additional financing, we believe that cash flows from operations combined with a number of initiatives we would implement in the months preceding the due date will create sufficient liquidity to pay down the required outstanding balance on the line of credit.  These initiatives include deferral of capital purchases for externally developed curriculum and uncommitted capital expenditures; deferral of executive team compensation; deferral of certain related party contractual royalties and earnout payments; substantial reduction of associate salaries; reduction of operating expenses, including non-critical travel; and deferral of payments to other vendors in order to generate sufficient cash.

Any additional capital raised through the sale of equity could dilute current shareholders’ ownership percentage in us.  Furthermore, we may be unable to obtain the necessary capital on terms or conditions that are favorable to us, or at all.

We are the creditor for a management common stock loan program that may not be fully collectible.

We are the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock.  For further information regarding our management common stock loan program, refer to the notes to our consolidated financial statements as found in Item 8 of this Annual Report on Form 10-K.  Our inability to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and cash flows compared to full collection of the loans.

We may have exposure to additional tax liabilities.

As a multinational company, we are subject to income taxes as well as non-income based taxes in both the United States and various foreign tax jurisdictions.  Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities.  In the normal course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain.  As a result, we are routinely subject to audits by various taxing authorities.  Although we believe that our tax estimates are reasonable, we cannot guarantee that the final determination of these tax audits will not be different from what is reflected in our historical income tax provisions and accruals.

We are also subject to non-income taxes such as payroll, sales, use, value-added, and property taxes in both the United States and various foreign jurisdictions.  We are routinely audited by tax authorities with respect to these non-income taxes and may have exposure from additional non-income tax liabilities.

We could have liability or our reputation could be damaged if we do not protect client data or if our information systems are breached.

We are dependent on information technology networks and systems to process, transmit, and store electronic information and to communicate among our locations around the world and with our clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information.  We are also required at times to manage, utilize, and store sensitive or confidential client or employee data.  As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the various U.S. federal and state laws governing the protection of health or other individually identifiable information.  If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines, and/or criminal prosecution.  Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud, or misappropriation could damage our reputation and cause us to lose clients.

International hostilities, terrorist activities, and natural disasters may prevent us from effectively serving our clients and thus adversely affect our operating results.

Acts of terrorist violence, armed regional and international hostilities, and international responses to these hostilities, natural disasters, global health risks or pandemics, or the threat of or perceived potential for these events, could have a negative impact on our directly owned or licensee operations.  These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles.  These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners or clients.  By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us or our licensee partners to deliver services to clients.  Extended disruptions of electricity, other public utilities, or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients.  While we plan and prepare to defend against each of these occurrences, we might be unable to protect our people, facilities, and systems against all such occurrences.  We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts, and wars.  If these disruptions prevent us from effectively serving our clients, our operating results could be adversely affected.

A natural or man-made disaster in Salt Lake City, Utah could have an adverse effect on our business.

Our training materials and other related products are manufactured and shipped from numerous sites located around the world.  However, a significant portion of our training materials are manufactured and shipped from facilities located in Salt Lake City, Utah.  In the event that these facilities were severely damaged or destroyed as a result of a natural or man-made disaster, we could suffer significant disruptions to our ability to obtain and distribute training materials to our clients.  Such events may have a material adverse effect on our business prospects, results of operations, and financial condition.

Our future quarterly operating results are subject to factors that can cause fluctuations in our stock price.

Historically, our stock price has experienced significant volatility.  We expect that our stock price may continue to experience volatility in the future due to a variety of potential factors that may include the following:

•	Fluctuations in our quarterly results of operations and cash flows
•	Increased overall market volatility
•	Variations between our actual financial results and market expectations
•	Changes in our key balances, such as cash and cash equivalents
•	Currency exchange rate fluctuations
•	Unexpected asset impairment charges
•	Lack of, or increased, analyst coverage

In addition, the stock market has recently experienced substantial price and volume fluctuations that have impacted our stock and other equity issues in the market.  These factors, as well as general investor concerns regarding the credibility of corporate financial statements, may have a material adverse effect upon our stock price in the future.

Ineffective internal controls could impact our business and operating results.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud.  Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.  If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, our business and operating results may be harmed and we could fail to meet our financial reporting obligations.

The Company’s use of accounting estimates involves judgment and could impact our financial results.

Our most critical accounting estimates are described in Management’s Discussion and Analysis found in Item 7 of this report under the section entitled “Use of Estimates and

Critical Accounting Policies.”  In addition, as discussed in various footnotes to our financial statements as found in Item 8, we make certain estimates under the provisions of SFAS No. 5, Accounting for Contingencies (FASC 450-20), including decisions related to legal proceedings and reserves.  Because, by definition, these estimates and assumptions involve the use of judgment, our actual financial results may differ from these estimates.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Franklin Covey’s executive offices are located in Salt Lake City, Utah.  The following is a summary of our properties and facilities utilized in the operation of our business.  Subsequent to the sale of our Canadian facility in the fourth quarter of fiscal 2009, all of our facilities are leased.  Our corporate headquarters lease is accounted for as a financing arrangement and all other facility lease agreements are accounted for as operating leases that expire at various dates through the year 2025.

Corporate Facilities
Corporate Headquarters and Administrative Offices:
Salt Lake City, Utah (7 buildings)

Domestic Sales Offices
Regional Sales Offices:
United States (4 locations)

International Facilities
International Administrative/Sales Offices:
Australia (3 locations)
England (1 location)
Japan (1 location)

International Distribution Facilities:
Australia (1 location)
England (1 location)
Japan (1 location)
New Zealand (1 location)

We consider our existing facilities to be in good condition and suitable for our current and anticipated level of operations in the upcoming fiscal year.

A significant portion of our corporate headquarters campus located in Salt Lake City, Utah is subleased to several unrelated entities.

The following significant developments occurred during fiscal 2009 that affected our properties:

•
During the fourth quarter of fiscal 2009, we completed the sale of our Canadian administrative office and distribution facility.  Following the sale of the Consumer Solutions Business Unit in fiscal 2008, these functions were consolidated with existing operations in the United States.

ITEM 3.  LEGAL PROCEEDINGS

We are the subject of certain legal actions, which we consider routine to our business activities.  At August 31, 2009, we believe that, after consultation with legal counsel, any potential liability under such actions will not materially affect our financial position, liquidity, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended August 31, 2009.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHAES OF EQUITY SECURITIES

FranklinCovey common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “FC.”  The following table sets forth the high and low sale prices per share for our common stock, as reported on the NYSE, for the fiscal years ended August 31, 2009 and 2008.

	High	Low
Fiscal Year Ended August 31, 2009:
Fourth Quarter	$7.24	$5.30
Third Quarter	5.69	3.20
Second Quarter	6.05	3.61
First Quarter	9.45	4.02

Fiscal Year Ended August 31, 2008:
Fourth Quarter	$9.32	$7.35
Third Quarter	8.76	6.72
Second Quarter	8.00	6.86
First Quarter	7.75	5.91

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2009 or 2008.  We currently anticipate that we will retain all available funds to repay our line of credit obligation, finance future growth and business opportunities, and to purchase shares of our common stock.  We do not intend to pay cash dividends on our common stock in the foreseeable future.

During August 2008, we completed a modified “Dutch Auction” tender offer in which we were able to purchase 3,027,027 shares of our common stock for $9.25 per share plus costs necessary to conduct the tender offer.  We did not acquire a significant amount of our common stock during the fiscal year ended August 31, 2009.

As of November 2, 2009, the Company had 16,960,319 shares of common stock outstanding, which were held by 385 shareholders of record.

Purchases of Common Stock

The following table summarizes Company purchases of common stock during the fiscal quarter ended August 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
May 31, 2009 to July 4, 2009	-	$-	none	$2,413

July 5, 2009 to August 1, 2009	-	-	none	2,413

August 2, 2009 to August 31, 2009	-	-	none	2,413	(1)

Total Common Shares	-	$-	none

(1)
In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock.  All previous authorized common stock purchase plans were canceled.  Following the approval of this common stock purchase plan, we have purchased a total of 1,009,300 shares of our common stock for $7.6 million through August 31, 2009 under the terms of this plan.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return indexed to August 31, 2004, calculated on a dividend reinvested basis, for the five fiscal years ended August 31, 2009 for Franklin Covey Co. common stock, the S&P SmallCap 600 Index, and the S&P Commercial & Professional Services Index.  We were previously included in the S&P 600 SmallCap Index and was assigned to the S&P Diversified Commercial and Professional Services Index within the S&P 600 SmallCap Index.  However, during fiscal 2009, the Diversified Commercial Services Index was discontinued, and we have determined that the S&P 600 Commercial & Professional Services Index is appropriate for comparative purposes.  The Company believes that if it were included in an index it would be included in the indices where it was previously listed, which would include the Commercial & Professional Services Index.  We are no longer a part of the S&P 600 SmallCap Index, but we believe that the S&P 600 SmallCap Index and the Commercial and Professional Services Index continue to provide appropriate benchmarks with which to compare our stock performance.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of Franklin Covey and the related footnotes as found in Item 8 of this report on Form 10-K.

While closing the first quarter of fiscal 2009, we identified errors due to improper accounting for certain product sales in the fourth quarter of fiscal 2008, and the improper calculation of inventory reserves from late fiscal 2006 through the fourth quarter of fiscal 2008 in the financial statements of our directly owned subsidiary in Japan.  We assessed these errors and determined that they were immaterial to previously reported amounts contained in our periodic reports and have corrected the errors through subsequent periodic filings as prescribed by Staff Accounting Bulletin No. 108.  The information found in the table below has been adjusted to reflect the correction of these errors at our Japan subsidiary.  For further information regarding these errors, refer to Note 2 to the consolidated financial statements.

During fiscal 2008, we sold substantially all of the assets of our Consumer Solutions Business Unit (CSBU), which was primarily responsible for the sale of our products to consumers.  Based upon applicable accounting guidance, the operations of CSBU did not qualify for discontinued operations presentation, and therefore, no prior periods were adjusted to reflect the sale of the CSBU assets.

August 31,	2009	2008	2007	2006	2005
In thousands, except per share data

Income Statement Data:
Net sales	$130,118	$259,193	$284,125	$278,623	$283,542
Income (loss) from operations	(11,439)	15,999	17,711	13,981	8,443
Net income (loss) before income taxes	(14,461)	13,073	15,292	13,566	9,101
Income tax benefit (provision)(1)	3,629	(7,546)	(7,827)	14,967	1,085
Net income (loss)(1)	(10,832)	5,527	7,465	28,533	10,186
Net income (loss) available to common shareholders(1)	(10,832)	5,527	5,250	24,148	(5,837)

Earnings (loss) per share:
Basic	$(.81)	$.28	$.27	$1.20	$(.34)
Diluted	$(.81)	$.28	$.26	$1.17	$(.34)

Balance Sheet Data:
Total current assets	$40,142	$66,661	$69,653	$87,056	$105,182
Other long-term assets	11,608	11,768	14,542	12,249	9,051
Total assets	143,878	177,677	196,181	216,495	233,233

Long-term obligations	32,191	38,762	35,178	35,347	46,171
Total liabilities	74,874	99,500	95,476	83,185	100,407

Preferred stock(2)	-	-	-	37,345	57,345
Shareholders' equity	69,004	78,177	100,705	133,310	132,826

(1)	Net income in fiscal 2006 includes the impact of deferred tax asset valuation allowance reversals totaling $20.3 million.

(2)	During fiscal 2007, we redeemed all remaining outstanding shares of Series A preferred stock at its liquidation preference of $25 per share plus accrued dividends.

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

FranklinCovey is a leading global provider of execution, leadership, and personal-effectiveness training with over 600 employees worldwide that delivered principle-based curriculum and effectiveness tools to our customers.  We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service.  To achieve this level of service, we operate four regional sales offices in the United States; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculum and provide services in over 150 other countries and territories around the world.  Our business-to-business service utilizes our expertise in training, consulting, and technology that is designed to help our clients define great performance and execute at the highest levels.  We also provide clients with training in management skills, relationship skills, and individual effectiveness, and can provide personal-effectiveness literature and electronic educational solutions to our clients as needed.

Historically, our solutions included products and services that encompassed training and consulting, assessment, and various application tools that were generally available in electronic or paper-based formats.  Our products and services were available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com, and our best-known offerings in the marketplace have included the FranklinCovey Planner™ and a suite of individual-effectiveness and leadership-development training products based on the best-selling book The 7 Habits of Highly Effective People.

Over the past several years, the strategic focus of our Consumer Solutions Business Unit (CSBU), which was focused primarily on sales of our products, and our Organizational Solutions Business Unit (OSBU), which was focused on the development and delivery of training, consulting, and related services, changed significantly.  As a consequence of these changes in strategic direction, we determined that the extent of overlap between our training and consulting offerings and our products had diminished.  After significant analysis and deliberation, it became apparent that these business units would be able to operate more effectively as separate companies, each with clear and distinct strategic objectives, market definitions, and competitive products and services.  This conclusion persuaded us to sell substantially all of the operations of the CSBU.  During the fourth quarter of our fiscal year ended August 31, 2008, we completed the sale of the CSBU to a newly formed entity, Franklin Covey Products, LLC and reported a gain of $9.1 million from the transaction.  Franklin Covey Products, LLC was formed with the objective of expanding the worldwide sales of Franklin Covey products through proprietary channels and through third-party retailers as governed by a comprehensive license agreement with the Company.

Following the sale of the CSBU, we have been able to focus our full resources on the continued expansion of our training, consulting, content-rich media, and thought leadership businesses.  Our business now primarily consists of training, consulting, assessment services, and products to help organizations and individuals achieve superior results by focusing on and executing on top priorities, building the capability of knowledge workers, and aligning business processes.

The sale of CSBU had a significant impact on our financial statements since the CSBU and corresponding product sales represented a substantial portion of our total sales, and the business dynamics of a training company are considerably different than a consumer products company.  Based on relevant accounting literature, we were unable to present the operational results of the CSBU in a discontinued operations format, which makes comparisons of fiscal 2009 financial results to fiscal 2008 results difficult.

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

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2009, fiscal 2008, and fiscal 2007 refer to the twelve-month periods ended August 31, 2009, 2008, and 2007.

RESULTS OF OPERATIONS

Overview of the Fiscal Year ended August 31, 2009

Our results of operations in fiscal 2009 were primarily affected by the sale of CSBU and by the prevailing economic conditions in the United States and the rest of the world.  During fiscal 2009, the economies of many countries suffered through their worst performance in recent decades as the poor health of many financial institutions, especially in the United States, curtailed lending and overall economic growth throughout the year.  These economic conditions forced many of our clients and potential clients to reduce budgeted spending for training or to temporarily defer the delivery of training services.  However, during our fourth quarter of fiscal 2009, we began to see improvement in corporate spending and the delivery of programs and training materials improved over previous quarters in fiscal 2009.  We anticipate that this improvement will continue during fiscal 2010, but we do not anticipate returning to pre-recession sales levels until sometime in fiscal 2011 or later.

Following the sale of CSBU assets, we spent much of fiscal 2009 defining the business model for the new structure of the Company, and we initiated numerous cost savings and organizational change efforts, including movement of certain functions to field operations to improve efficiency, headcount reductions, reduction of information technology spending, and other initiatives designed to bring our cost structure in line with our projected business model.  However, as a result of these initiatives, we recorded additional costs in fiscal 2009 related to severance, asset impairments, and other areas that we believe will provide ongoing benefits in future periods.

For the year ended August 31, 2009, our consolidated sales decreased to $130.1 million compared to $259.2 million in fiscal 2008.  The decrease in sales was primarily due to the sale of the CSBU combined with effects of a weakened economy on training sales.  For the year ended August 31, 2009, we reported a loss from operations of $11.4 million compared to income from operations of $16.0 million, including the gain from the sale of CSBU, in fiscal 2008.  Our loss before taxes was $14.5 million compared to income before taxes of $13.0 million in the prior year.  We recorded a $3.6 million income tax benefit in fiscal 2009 compared to a $7.5 million income tax provision in fiscal 2008, primarily due to reduced pre-tax income.

The following information is intended to provide an overview of the primary factors that influenced our financial results for the fiscal year ended August 31, 2009:

•
Sales Performance – Our consolidated sales decreased $129.1 million compared to the prior year.  The vast majority of the decline was attributable to the sale of our CSBU operations and the corresponding reduction in product sales.  Of the $129.1 million decline, $107.2 million, or 83 percent, was attributable to product sales from the CSBU.  Sales delivered through the Organizational Solutions Business Unit (OSBU), which are comparable to the prior year and consist primarily of training and consulting service sales in our domestic and international divisions, decreased $22.9 million due to sales declines in both domestic and international operations.  Our leasing revenues increased $1.1 million, which was primarily attributable to new sublease contracts for space at our corporate headquarters campus.

•
Gross Profit – Consolidated gross profit decreased to $80.4 million in fiscal 2009 compared to $161.0 million in fiscal 2008 primarily due to decreased sales as described above.  However, our gross margin, which is gross profit stated as a percentage of sales, remained relatively consistent with the prior year at 61.8 percent compared to 62.1 percent in the prior year.

•
Operating Costs – Our operating costs, excluding the gain on the sale of the CSBU, decreased by $62.3 million compared to fiscal 2008, which was primarily due to the sale of the CSBU.  Decreased operating expenses consisted primarily of a $63.4 million decrease in selling, general, and administrative expenses, a $2.1 million increase in impaired asset charges, a $1.2 million decrease in depreciation expense, and a $0.2 million increase in amortization expense.

Further details regarding these items can be found in the comparative analysis of fiscal 2009 compared to fiscal 2008 as discussed in this management’s discussion and analysis.

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items through income before income taxes in our consolidated statements of operations:

YEAR ENDED AUGUST 31,	2009	2008	2007
Training and consulting services	88.3%	53.3%	48.5%
Products	9.0	45.8	50.8
Leasing	2.7	0.9	0.7
Total sales	100.0	100.0	100.0

Training and consulting services	31.4	17.3	15.2
Products	5.4	20.1	22.8
Leasing	1.4	0.5	0.5
Total cost of sales	38.2	37.9	38.5
Gross profit	61.8	62.1	61.5

Selling, general, and administrative	59.9	54.5	52.5
Gain on sale of CSBU assets	-	(3.5)	-
Gain on sale of manufacturing facility	-	-	(0.4)
Restructuring costs	1.6	0.8	-
Impairment of assets	2.7	0.6	-
Depreciation	3.5	2.2	1.9
Amortization	2.9	1.4	1.3
Total operating expenses	70.6	56.0	55.3
Income (loss) from operations	(8.8)	6.1	6.2
Interest income	-	0.1	0.3
Interest expense	(2.3)	(1.2)	(1.1)
Income (loss) before income taxes	(11.1)%	5.0%	5.4%

Segment Review

Prior to the fiscal 2008 sale of our Consumer Solutions Business Unit (CSBU), the Company had two operating segments:  the Organizational Solutions Business Unit (OSBU) and the CSBU.  Following the sale, our operations constitute one reportable segment.  However, to improve comparability, the sales information presented in the table below reflect fiscal 2009 and fiscal 2008 operating results based upon the previously defined segments.  The following is a description of these segments, their primary operating components, and their significant business activities:

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

The following table sets forth sales data by category and for our operating segments for the periods indicated.  For further information regarding our reporting segments and geographic information, refer to Note 20 to our consolidated financial statements as found in Item 8 of this report on Form 10-K (in thousands).

YEAR ENDED AUGUST 31,	2009	Percent change from prior year	2008	Percent change from prior year	2007
Sales by Category:
Training and consulting services	$114,910	(17)	$138,112	-	$137,708
Products	11,652	(90)	118,610	(18)	144,277
Leasing	3,556	44	2,471	15	2,140
	$130,118	(50)	$259,193	(9)	$284,125

Organizational Solutions Business Unit:
Domestic	$83,193	(16)	$99,308	-	$99,248
International	43,369	(14)	50,179	(3)	51,734
	126,562	(15)	149,487	(1)	150,982

Consumer Solutions Business Unit:
Retail stores	-	(100)	42,167	(22)	54,316
Consumer direct	-	(100)	38,662	(19)	48,018
Wholesale	-	(100)	16,970	(6)	17,991
CSBU International	-	(100)	7,259	(1)	7,342
Other CSBU	-	(100)	2,177	(35)	3,336
	-	(100)	107,235	(18)	131,003
Total operating segments	126,562	(51)	256,722	(9)	281,985
Leasing	3,556	44	2,471	15	2,140
Total net sales	$130,118	(50)	$259,193	(9)	$284,125

FISCAL 2009 COMPARED TO FISCAL 2008

Sales

Training and Consulting Services – We offer a variety of training courses, training related products, and consulting services focused on leadership, productivity, strategy execution, sales force performance, trust, and effective communications that are provided both domestically and internationally through our sales force or through international licensee operations.  Our consolidated training and consulting service sales decreased by $23.2 million compared to the prior year, which was attributable to unfavorable performance in both the domestic and international divisions.  We believe that the decrease in sales was primarily due to unfavorable economic conditions, which eroded business confidence and led to decreased training budgets and the deferral of scheduled programs.  The effects of the economic downturn were widespread and led to economic contraction and reduced sales in many countries where we operate through direct offices or through our licensees.  These conditions led to the following results in our domestic and international divisions:

•
Domestic – Our domestic training and consulting sales decreased by $16.1 million compared to the prior year.  The decrease in domestic sales was primarily due to: 1) reduced public seminar sales resulting from the decision to reduce the number of events scheduled during the year and from the decision to license the delivery rights of certain public programs to a third party, which resulted in the Company recording a licensee fee from these programs rather than the gross sale amount previously recorded; 2) a decrease in the number of on-site events given during the year, with a significant portion of the decrease occurring in our sales performance group; 3) a decrease in our specialized seminar events; and 4) lower books and audio sales as prior year sales were favorably impacted by the release of The Leader in Me book by Dr. Stephen R. Covey.  Our training manual sales to our independent facilitator partners (training conducted by clients using their certified trainers) only decreased slightly from the prior year.  These decreases were partially offset by increased sales of our Customer Loyalty offerings and Speed of Trust programs during the year.  During the quarter ended February 28, 2009, we acquired CoveyLink Worldwide LLC (CoveyLink), which has developed training courses and materials based upon the book entitled The Speed of Trust by Stephen M.R. Covey.

We believe that continued economic deterioration in the United States during the fiscal year ended August 31, 2009 was a significant contributing factor to decreased training and consulting sales during the year.  However, during our fourth quarter of fiscal 2009, we began to see improvement in corporate spending and the delivery of programs and training materials improved over previous quarters in fiscal 2009.  We anticipate that this improvement will continue during fiscal 2010.

•
International – International sales decreased $6.8 million compared to the fiscal year ending August 31, 2008.  The decrease in international sales was primarily due to: 1) decreased sales at our directly owned offices in Japan and the United Kingdom; 2) lower royalty revenue recognized from our licensees; 3) decreased international product sales in Japan; and 4) the unfavorable impact of translation of foreign sales to the United States dollar.  Decreased sales in Japan and the United Kingdom were primarily due to the continued weak economic conditions in those countries.  The translation of foreign sales to United States dollars had a net $0.4 million unfavorable impact on our consolidated sales during the fiscal year ended August 31, 2009.

Product Sales – Consolidated product sales, which were primarily sold through our CSBU channels, declined $107.0 million compared to the prior year primarily due to the sale of our CSBU during the fourth quarter of fiscal 2008.  Remaining product sales primarily consist of products and related accessories sold in Japan by our directly owned office in that country.

Leasing Sales – Leasing sales increased $1.1 million primarily due to the addition of new leasing contracts that are generated from various arrangements to lease office space at our Salt Lake City, Utah headquarters campus.

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

Prior to the sale of CSBU assets in fiscal 2008, we recorded the costs associated with operating our retail stores, call center, and Internet site as part of our consolidated selling, general, and administrative expenses.  Therefore, our consolidated gross profit may not be comparable with the gross profit of other companies that include similar costs in their cost of sales.

Our consolidated gross profit decreased to $80.4 million in fiscal 2009 compared to $161.0 million in fiscal 2008.  The decrease in gross profit was primarily attributable to decreased product sales resulting from the sale of the CSBU.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, was 61.8 percent of sales in fiscal 2009 compared to 62.1 percent in the prior year.

Our training and consulting services gross margin was 64.5 percent compared to 67.6 percent in fiscal 2008.  The decrease was primarily attributable to decreased licensee royalty revenues, which have virtually no corresponding cost of sales, increased royalty costs on certain programs sold, and increased amortization of capitalized curriculum development costs.

Gross margin on product sales decreased to 39.3 percent compared to 56.1 percent in the prior year.  The decrease was primarily due to the sale of the CSBU, which eliminated virtually all of our domestic product sales.  Remaining product sales consist primarily of product sales made in Japan, on which the gross margin decreased compared to the same period of the prior year primarily due to adjustments to our inventory reserves in Japan.

Operating Expenses

Selling, General and Administrative – Our SG&A expenses decreased $63.4 million compared to the prior year.  The decrease in SG&A expenses was primarily due to: 1) the sale of the CSBU, which reduced consolidated SG&A by approximately $51.7 million compared to the prior year; 2) a $7.5 million decrease in compensation costs resulting from lower sales and corresponding reductions to commissions and other variable compensation elements; 3) a $2.9 million decrease in advertising costs, primarily related to a decrease in the number of public programs held; 4) $0.7 million of reduced travel and conference costs, primarily due to the cancellation of our annual sales and delivery conference and focused cost cutting measures; and 5) the favorable impacts of our restructuring plan on various areas of our operations.  These decreases were partially offset by $1.4 million of increased warehousing costs that were previously charged to CSBU cost centers, and $0.7 million of increased share-based compensation costs due to reversals of share-based compensation expense in the prior year that did not repeat in fiscal 2009.  Following the sale of our CSBU in the fourth quarter of fiscal 2008, we initiated a restructuring plan that reduced the number of our domestic regional sales offices, decentralized certain sales support functions, and significantly changed the operations of our Canadian subsidiary.  We continued these restructuring efforts in fiscal 2009 and believe that they will have long-term benefits to our operating results.  Due to prevailing economic conditions, we have also initiated numerous other cost savings efforts designed to reduce our overall operating costs and improve profitability.  While we expect these efforts to have a significant impact on our cost structure, the outcome of these efforts may not reduce our costs as quickly or as effectively as planned.

Restructuring Costs – Following the sale of our CSBU, we initiated a restructuring plan that reduces the number of our domestic regional sales offices, decentralizes certain sales support functions, and significantly changes the operations of our Canadian subsidiary.  The restructuring plan is intended to strengthen the remaining domestic sales offices and reduce our overall operating costs, and this effort continued into fiscal 2009.  During fiscal 2009 we expensed $2.0 million for anticipated severance costs necessary to complete the restructuring plan.  The remainder of the restructuring plan is expected to be completed during fiscal 2010.

Impairment of Assets – Based on the terms of the sale of CSBU assets, we were entitled to receive a $1.2 million adjustment for working capital delivered on the closing date of the sale and to receive $2.3 million as reimbursement for specified costs necessary to complete the transaction.  Payment for these costs was originally due in January 2009, but we extended the due date of the payment at Franklin Covey Products’ request and obtained a promissory note from Franklin Covey Products for the amount owed, plus accrued interest.  At the time we received the promissory note from Franklin Covey Products, we believed that we could obtain payment for the amounts owed, based on prior year performance and forecasted financial performance in 2009.  However, the financial position of Franklin Covey Products deteriorated significantly late in fiscal 2009 and the deterioration accelerated subsequent to August 31, 2009.   As a result of this deterioration, the Company reassessed the collectibility of the promissory note.  Based on revised expected cash flows and other operational issues, we determined that the promissory note should be impaired at August 31, 2009.  Accordingly, we recorded a $3.6 million impaired asset charge and reversed $0.1 million of interest income that was recorded during fiscal 2009 from the working capital settlement and reimbursable transaction cost receivables.

Depreciation – Depreciation expense decreased by $1.2 million compared to the prior year.  The decrease was primarily due to the sale of the CSBU.  During the fourth quarter of fiscal 2009, we impaired certain software costs due to the decision to replace our primary general ledger accounting system in fiscal 2010 and recorded an additional $0.5 million depreciation charge.  We also recorded impairment charges totaling $0.6 million for two software applications that did not function as anticipated and were written off during fiscal 2008.

Amortization – Consolidated amortization expense increased by $0.2 million compared to the prior year due to the acquisition of CoveyLink, which closed in fiscal 2009.  We anticipate that amortization expense will total $3.8 million in fiscal 2010.

Income Taxes

Our income tax benefit for fiscal 2009 was $3.6 million compared to a $7.5 million provision in fiscal 2008.  The income tax benefit was primarily due to a pre-tax loss recognized in fiscal 2009 compared to pre-tax income for the same period of the prior year.  Our effective tax benefit rate of approximately 25 percent was lower than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.

Interest Income and Expense

Interest Income – Our interest income decreased compared to the prior year primarily due to reduced cash balances compared to the prior year and a reduction of interest rates on our depository accounts.

Interest Expense – Interest expense remained consistent with the prior year and was reflective of borrowings on our line of credit facility and payments made on our building lease (financing obligation) during fiscal 2009.

FISCAL 2008 COMPARED TO FISCAL 2007

Sales

Training and Consulting Services – Our consolidated training and consulting service sales increased by $0.4 million compared to the prior year.  Training and consulting service sales performance in fiscal 2008 was primarily influenced by the following factors in our domestic and international OSBU operations:

•
Domestic – Our domestic training sales in fiscal 2008 were flat compared to fiscal 2007, primarily due to lower sales from our sales performance group, public programs, and our book and audio divisions.  Decreased sales from these groups were partially offset by increased sales from our combined geographical and vertical market sales offices and by increased sales from specialized seminar events.  During fiscal 2008, sales through our direct sales offices improved over the prior year as acceptance of our core product offerings, which includes The Seven Habits of Highly Effective People, Leadership: Great Leaders, Great Teams, Great Results, and The 4 Disciplines of Execution, continued to strengthen.  In fiscal 2009, we closed our Canadian office and assigned the Canadian sales personnel to domestic regions.  The sales data presented above reflect the transfer of Canadian sales from the international division to the domestic division for all periods presented.

Four of our seven domestic offices generated increased year-over-year sales in fiscal 2008, and sales of our training materials to our client facilitators improved compared to the prior year.  Revenue from the number of training and consulting days delivered increased two percent over the prior year as our average revenue per day received increased.  The number of training days delivered, however, declined three percent compared to fiscal 2007.

•
International – International sales decreased $1.6 million in fiscal 2008 compared to the prior year.  Sales from our three remaining directly owned foreign offices as well as from licensee royalty revenues increased compared to the prior year as each of these units achieved double-digit growth.  However, these increases were offset by the elimination of sales from our wholly owned subsidiary in Brazil and our training operations located in Mexico.  We sold these operations to external licensees during fiscal 2007 and we now only receive royalty revenue from their operations based upon gross sales.  The conversion of these operations to licensees had a $5.4 million unfavorable impact on our international sales but improved our income from these operations compared to the prior year.  The translation of foreign sales to United States dollars had a $3.7 million favorable impact on our consolidated sales as foreign currencies strengthened against the United States dollar during fiscal 2008.

Product Sales – Consolidated product sales, which primarily consist of planners, binders, totes, software, and related accessories that are primarily sold through our CSBU channels, declined $25.7 million in fiscal 2008 compared to the prior year.  The decline in overall product sales during fiscal 2008 was primarily due to the sale of our CSBU operations in fiscal 2008 combined with the following performance in CSBU delivery channels prior to the effective date of the sale.

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

Gross Profit

For fiscal 2008, our consolidated gross profit decreased to $161.0 million compared to $174.7 million in fiscal 2007.  The decrease was primarily attributable to the sale of CSBU and declining product sales during fiscal 2008 prior to the sale of CSBU.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, improved to 62.1 percent of sales compared to 61.5 percent in fiscal 2007.  The slight increase in gross margin percentage was primarily attributable to the continuing shift toward increased training and consulting sales, as a percent of total sales, since training and consulting sales generally have higher margins than our product sales.  Training and consulting service sales increased to 53 percent of total sales during fiscal 2008 compared to 49 percent in the prior year.

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

Operating Expenses

Selling, General and Administrative – Consolidated SG&A expenses decreased $7.9 million, or 5 percent, compared to the prior year (excluding the gain on the sale of the CSBU assets in fiscal 2008 and a gain on the sale of a manufacturing facility in fiscal 2007).  The decrease in SG&A expenses was primarily due to 1) the fiscal 2008 sale of the CSBU, which reduced CSBU SG&A expenses by $9.7 million in the fourth quarter of fiscal 2008 compared to the prior year; 2) a $1.7 million decrease in share-based compensation primarily due to the determination that no shares will be awarded under our fiscal 2006 or fiscal 2007 long-term incentive plans and the corresponding reversal of share-based compensation expense from those plans; 3) a $1.1 million decrease in bonuses and commissions based on sales performance in the OSBU during the year; and 4) smaller decreases in SG&A spending in various other areas of our operations.  These decreases were partially offset by 1) a $2.7 million increase in associate compensation primarily resulting from the payment of awards and bonuses subsequent to the sale of the CSBU; 2) a $1.4 million increase in promotional costs in our OSBU, which were primarily comprised of increased spending for “Greatness Summit” programs for our clients and increased spending on public programs promotional materials; 3) a $0.9 million increase in legal fees primarily related to the EpicRealm litigation; and 4) a $0.6 million increase in retail store closure costs that were primarily incurred in connection with the buyout of two leases.

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

Restructuring Costs – Following the sale of our CSBU, we initiated a restructuring plan that reduces the number of our domestic regional sales offices, decentralizes certain sales support functions, and significantly changes the operations of our Canadian subsidiary.  The restructuring plan is intended to strengthen the remaining domestic sales offices and reduce our overall operating costs.  During fiscal 2008 we expensed $2.1 million for anticipated severance costs necessary to complete the restructuring plan.

Impairment of Assets – In the fourth quarter of fiscal 2008, we analyzed the expected future revenues and corresponding cash flows expected to be generated from our The 7 Habits of Highly Effective People interactive program and concluded that the expected future revenues, less direct costs, were insufficient to cover the carrying value of the capitalized development costs.  Accordingly, in the fourth quarter of fiscal 2008 we recorded a $1.5 million impairment charge to write this program down to its net realizable value.

Depreciation and Amortization – Consolidated depreciation expense increased to $5.7 million compared to $5.4 million in fiscal 2007.  The increase in our depreciation expense in fiscal 2008 was primarily due to the acceleration of $0.3 million of depreciation on a payroll software module that had a revision to its estimated useful life as we decided to outsource our payroll services and an impairment charge totaling $0.3 million for software that did not function as anticipated and was written off.  Depreciation expense in the prior year also included an impairment charge totaling $0.3 million that we recorded to reduce the carrying value of one of our printing presses to be sold to its anticipated sale price.  During the fourth quarter of fiscal 2008 we determined that it was appropriate to reclassify depreciation expense on our subleased corporate campus from cost of sales to depreciation expense.  The depreciation expense reclassified from product cost of sales totaled $0.7 million for the fiscal year ended August 31, 2007.

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

Income Taxes

Our income tax provision for the fiscal year ended August 31, 2008 totaled $7.5 million compared to $7.8 million in fiscal 2007.  Our effective tax rate for fiscal 2008 of approximately 58 percent was higher than statutory combined rates primarily due to the accrual of taxable interest income on the management stock loan program and withholding taxes on royalty income from foreign licensees.  Since the Company is currently utilizing net operating loss carryforwards, we were unable to reduce our domestic tax liability through the use of foreign tax credits, which normally result from the payment of foreign withholding taxes.

Preferred Stock Dividends

Our preferred stock dividends in fiscal 2008 declined $2.2 million compared to fiscal 2007.  The decrease in preferred stock dividends was due to the redemption of all remaining outstanding shares of preferred stock during the third quarter of fiscal 2007.

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for the years ended August 31, 2009 and 2008.  The quarterly consolidated financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods.  Results of any one or more quarters are not necessarily indicative of continuing trends.

While closing the first quarter of fiscal 2009, we identified errors due to improper accounting for certain product sales in the fourth quarter of fiscal 2008, and the improper calculation of inventory reserves from late fiscal 2006 through the fourth quarter of fiscal 2008 in the financial statements of our directly owned subsidiary in Japan.  We assessed the materiality of these errors in accordance with Staff Accounting Bulletin (SAB) No. 108 and determined that the errors were immaterial to previously reported amounts contained in our periodic reports and we have corrected these errors in subsequent periodic filings.  The quarterly information presented below for fiscal 2008 has been adjusted to reflect the correction of these errors.

YEAR ENDED AUGUST 31, 2009
	November 29	February 28	May 30	August 31
In thousands, except per share amounts
Net sales	$35,081	$29,903	$30,645	$34,489
Gross profit	21,697	18,683	18,935	21,098
Selling, general, and administrative expense	20,610	20,253	17,336	19,744
Restructuring costs	-	-	843	1,204
Impairment of assets	-	-	-	3,569
Depreciation	903	906	994	1,729
Amortization	902	903	995	961
Loss from operations	(718)	(3,379)	(1,233)	(6,109)
Loss before income taxes	(1,493)	(3,899)	(2,178)	(6,891)
Net loss	(569)	(633)	(5,053)	(4,577)

Loss per share attributable to common shareholders:
Basic	$(.04)	$(.05)	$(.38)	$(.34)
Diluted	$(.04)	$(.05)	$(.38)	$(.34)

YEAR ENDED AUGUST 31, 2008
	December 1	March 1	May 31	August 31
In thousands, except per share amounts
Net sales	$73,574	$75,127	$59,061	$51,431
Gross profit	45,991	46,802	35,968	32,267
Selling, general, and administrative expense	38,771	37,652	34,210	30,685
Gain on sale of CSBU	-	-	-	(9,131)
Restructuring costs	-	-	-	2,064
Impairment of assets	-	-	-	1,483
Depreciation	1,380	1,532	1,679	1,101
Amortization	899	901	902	901
Income (loss) from operations	4,941	6,717	(823)	5,164
Income (loss) before income taxes	4,040	5,971	(1,493)	4,555
Net income (loss)	1,992	3,047	(1,482)	1,970

Earnings (loss) per share available to common shareholders:
Basic	$.10	$.16	$(.09)	$.10
Diluted	$.10	$.15	$(.09)	$.10

Our quarterly results of operations in fiscal 2008 reflected seasonal trends that were primarily the result of customers who renew their FranklinCovey Planners on a calendar year basis.  Domestic training sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and vacation periods.

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

LIQUIDITY AND CAPITAL RESOURCES

Summary

At August 31, 2009 we had $1.7 million of cash and cash equivalents compared to $15.9 million at August 31, 2008 and our net working capital (current assets less current liabilities) decreased to a deficit of $3.2 million at August 31, 2009 compared to $5.3 million of working capital at August 31, 2008.  The change in working capital was primarily due to the utilization of substantially all of the net cash proceeds from the sale of CSBU to purchase approximately 3.0 million shares of our common stock in a modified “Dutch Auction” tender offer.  The tender offer closed, fully subscribed, prior to August 31, 2008 and we recorded a $28.2 million liability for the shares on our consolidated balance sheet with a corresponding increase to treasury stock in shareholders’ equity.  We paid the tender offer obligation during the quarter ended November 29, 2008, which reduced our available cash.

Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and proceeds from our revolving line of credit.  Our primary uses of liquidity include payments for operating activities, capital expenditures, working capital, and debt repayment.  In connection with the sale of the CSBU assets during the fourth quarter of fiscal 2008, our line of credit agreements with our previous lenders were modified (the Modified Credit Agreement).  The Modified Credit Agreement removed one lender from the credit facility, but continued to provide a total of $25.0 million of borrowing capacity until June 30, 2009, when the borrowing capacity was scheduled to be reduced to $15.0 million.  In addition, the interest rate on the credit facility increased from LIBOR plus 1.10 percent to LIBOR plus 1.50 percent.  During fiscal 2009, we entered into a second modification agreement with the lender on the line of credit facility (the Second Modification Agreement).  Under the terms of the Second Modification Agreement, our borrowing capacity on the line of credit will be reduced as follows (in thousands):

Effective Date	Borrowing Capacity
June 30, 2009	$20,000
August 31, 2009	18,000
November 30, 2009	13,500

In addition, any payments made to us by Franklin Covey Products from the working capital settlement and reimbursable costs associated with the sale transaction note are required to be paid on the line of credit and will reduce the available borrowing capacity by the amount of the payments.  Although we impaired the working capital and reimbursable cost note receivable from Franklin Covey Products in the fourth quarter of fiscal 2009, our available borrowing capacity on the line of credit was not reduced.  The Second Modification Agreement also increased the effective interest rate from LIBOR plus 1.50 percent to LIBOR plus 2.0 percent, effective on the date of the agreement.

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

In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including: (i) a funded debt-to-earnings ratio; (ii) a fixed charge coverage ratio; (iii) a limitation on annual capital expenditures; and (iv) a defined amount of minimum net worth.  In the event of noncompliance with these financial covenants and other defined events of default, the lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit.  The Second Modification Agreement also modified the funded debt-to-earnings ratio and fixed charge coverage ratio over the quarterly periods ended August 2009 and November 2009.  During the quarter ended August 31, 2009, we believe that we were in compliance with the terms and financial covenants of our credit facility.  At August 31, 2009, we had $12.9 million outstanding on the line of credit.

Based on our forecasts for fiscal 2010, we identified the risk of non-compliance with certain of the financial covenants required by our line of credit facility for the quarterly measurement periods ending November 28, 2009 and February 27, 2010.  In order to address the risk of non-compliance, we obtained a modification to the line of credit agreement (the Third Modification Agreement) in November 2009.  The Third Modification Agreement relaxed the funded debt-to-earnings ratio and fixed charge coverage ratio, and increased the effective interest rate from LIBOR plus 2.0 percent to LIBOR plus 3.5 percent.  We believe that we will be in compliance with the financial covenants in future quarterly reporting periods as defined in the Third Modification Agreement.

The following table summarizes our cash flows from operating, investing, and financing activities for the past three years (in thousands):

YEAR ENDED AUGUST 31,	2009	2008	2007
Total cash provided by (used for):
Operating activities	$5,282	$7,868	$13,370
Investing activities	(3,203)	18,520	(11,480)
Financing activities	(16,248)	(16,159)	(26,376)
Effect of exchange rates on cash	(47)	(451)	25
Increase (decrease) in cash and cash equivalents	$(14,216)	$9,778	$(24,461)

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the fiscal year ended August 31, 2009.

Cash Flows from Operating Activities

Our cash provided by operating activities totaled $5.3 million in fiscal 2009 compared to $7.9 million during fiscal 2008.  The decrease was primarily due to reduced net income for the fiscal year and the sale of the CSBU, which had a corresponding decrease in product sales.  Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses.  Cash provided by or used for changes in working capital during fiscal 2009 was primarily related to:

•	Decreased accounts receivable resulting from improved collections of outstanding receivable balances;
•	Payments made to reduce accounts payable and accrued liabilities from seasonally high balances at each August 31, and to pay accrued severance costs; and
•	Reduced inventory balances resulting from improved forecasting and purchasing processes.

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

Cash Flows from Investing Activities and Capital Expenditures

During the fiscal year ended August 31, 2009 we used $3.2 million of net cash for investing activities.  Our primary uses of cash for investing activities were the purchase of property and equipment, additional spending on curriculum development, and the purchase of CoveyLink.  Our purchases of property and equipment, which totaled $2.3 million, consisted primarily of computer software, computer hardware, and leasehold improvements.  During fiscal 2009, we spent $1.8 million for further investment in the development of various programs and curriculum.  During the second quarter of fiscal 2009, we acquired the assets of CoveyLink, which conducts seminars and provides consulting based upon the book, The Speed of Trust by Stephen M.R. Covey.  Net cash used to acquire CoveyLink, including legal and other professional fees, totaled $1.2 million.  Partially offsetting these uses of cash was the receipt of $1.8 million from the sale of our Canadian office facility.

During fiscal 2010, we expect to spend $2.0 million on purchases of property and equipment and $2.1 million on curriculum development activities.  Purchases of property and equipment are expected to consist primarily of new computer software, computer hardware, and in other areas as deemed necessary.  However, actual capital spending is based upon a variety of factors and may differ from these estimates.

Cash Flows from Financing Activities

Net cash used for financing activities during the fiscal year ended August 31, 2009 totaled $16.2 million, which consisted primarily of the payment of our $28.3 million tender offer obligation (as described above) and $1.2 million of debt principal payments that were partially offset by $12.9 million of net proceeds from our line of credit facility.  We also received $0.3 million of net proceeds from the sale of common shares held in treasury to participants in our employee stock purchase plan.

Sources of Liquidity

Going forward, we will continue to incur costs necessary for the operation and potential growth of the business.  We anticipate using cash on hand, cash provided by the sale of goods and services to our clients on the condition that we can continue to generate positive cash flows from operating activities, proceeds from our line of credit, and other financing alternatives, if necessary, for these expenditures.  We are currently in negotiations to renew the line of credit to ensure the future availability of liquidity through this facility.  We believe that we will be successful in obtaining a new or extended line of credit from our lender.  Additional potential sources of liquidity include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  However, no assurance can be provided that we will obtain a new or extended line of credit or obtain additional financing from other sources on terms that would be acceptable to us.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.  If we are unsuccessful in obtaining a renewal or extension of our line of credit, or additional financing, we believe that cash flows from operations combined with a number of initiatives we would implement in the months preceding the due date will create sufficient liquidity to pay down the required outstanding balance on the line of credit.  These initiatives include deferral of capital purchases for externally developed curriculum and uncommitted capital expenditures; deferral of executive team compensation; deferral of certain related party contractual royalties and earnout payments; substantial reduction of associate salaries; reduction of operating expenses, including non-critical travel; and deferral of payments to other vendors in order to generate sufficient cash.

Considering the foregoing, we anticipate that our existing capital resources should be adequate to enable us to maintain our operations for at least the upcoming twelve months.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors.  Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of lease payments resulting from the sale of our corporate campus (financing obligation); payments to EDS for outsourcing services related to information systems, warehousing, and distribution services; minimum rent payments for office and warehouse space; the repayment of our line of credit obligation, which matures in fiscal 2010; and short-term purchase obligations for inventory items and other products and services used in the ordinary course of business.  Our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Required lease payments on corporate campus	$3,055	$3,116	$3,178	$3,242	$3,307	$40,230	$56,128
Minimum required payments to EDS for outsourcing services(1)	4,138	4,138	4,138	4,138	4,138	7,107	27,797
Minimum operating lease payments(2)	1,673	1,606	1,498	1,148	1,108	2,218	9,251
Line of credit	12,949	-	-	-	-	-	12,949
Purchase obligations	2,801	-	-	-	-	-	2,801
Total expected contractual obligation payments	$24,616	$8,860	$8,814	$8,528	$8,553	$49,555	$108,926

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

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services.  For transactions that contain more than one element, we recognize revenue in accordance with EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (FASC 605-25). When fair value exists for all contracted elements, the overall contract consideration is allocated among the separate units of accounting based upon their relative fair values.  Revenue for these units is recognized in accordance with our general revenue policies once it has been determined that the delivered items have standalone value to the customer.  If fair value does not exist for all contracted elements, revenue for the delivered items is recognized using the residual method, which generally means that revenue recognition is postponed until the point is reached when the delivered items have standalone value and fair value exists for the undelivered items.  Under the residual method, the amount of revenue considered for recognition under our general revenue policies is the total contract amount, less the aggregate fair value of the undelivered items.  Fair value of the undelivered items is based upon the normal pricing practices for our existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

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

Revenue is recognized on software sales in accordance with SOP 97-2, Software Revenue Recognition (FASC 985-605-25) as amended by SOP 98-09.  Statement 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products and support to be allocated to each element based on the relative fair value of the elements based on vendor specific objective evidence (VSOE).  The majority of our software sales have multiple elements, including a license and post contract customer support (PCS).  Currently we do not have VSOE for either the license or support elements of our software sales.  Accordingly, revenue is deferred until the only undelivered element is PCS and the total arrangement fee is recognized over the support period.

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

During the quarter ended November 29, 2008, the Compensation Committee approved LTIP awards for 205,700 shares of common stock (the target award) to be awarded if we achieve the specified financial results of grant, which are primarily based on cumulative operating income growth over the performance period ending August 31, 2011.  However, due to ongoing organizational changes following the sale of the CSBU, the Company’s structure evolved to the extent that the fiscal 2009 LTIP award criteria were no longer consistent with our organization and performance goals and in some cases the approved measurement criteria were no longer measurable.  As a result of these changes, combined with financial performance during the first two quarters of the measurement period, the Company determined that no shares would be awarded to participants under the terms of the fiscal 2009 LTIP award.  Accordingly, no compensation expense was recognized for the fiscal 2009 LTIP award during fiscal 2009.  All other LTIP awards expired as of August 31, 2009 with no shares vesting to participants under those awards.

We estimate the value of our stock option awards on the date of grant using the Black-Scholes option pricing model.  However, we did not grant any stock options during the fiscal years ended August 31, 2009 or 2008, and we did not have any remaining unrecognized compensation expense attributable to unvested stock options at August 31, 2009.

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

Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectibility of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectibility assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at August 31, 2009 would increase our reported loss from operations by approximately $0.1 million.

Inventory Valuation

Following the sale of CSBU, our inventories are comprised primarily of training materials and training related accessories.  Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.  Inventories are reduced to their fair market value through the use of inventory loss reserves, which are recorded during the normal course of business.

Our inventory loss reserve calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory reserves methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have a materially adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory reserves at August 31, 2009 would increase our reported loss from operations by $0.1 million.

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and goodwill balances are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  Our goodwill at August 31, 2009 was generated by the acquisition of CoveyLink during the second quarter of fiscal 2009.  The Covey trade name intangible asset was generated by the merger with the Covey Leadership Center and has been deemed to have an indefinite life.  This intangible asset is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and international licensee royalties.  If the carrying value of the Covey trade name exceeds the fair value of its discounted estimated royalties on trade name related revenues, an impairment loss is recognized for the difference.

Our impairment evaluation calculations for goodwill and the Covey trade name contain uncertainties because they require us to make assumptions and apply judgment in order to estimate future cash flows, to estimate an appropriate royalty rate, and to select a discount rate that reflects the inherent risk of future cash flows.  Our valuation methodology for the Covey trade name has remained unchanged during the past three years.  However, if forecasts and assumptions used to support the carrying value of our indefinite-lived intangible asset change in future periods, significant impairment charges could result that would have an adverse effect upon our results of operations and financial condition.  The valuation methodology is also dependent upon on our share price and corresponding market capitalization, which may differ from estimated royalties used in our annual impairment testing.  Based upon the fiscal 2009 evaluation of the Covey trade name and goodwill, our trade-name related revenues, licensee royalties, and overall sales levels would have to suffer significant reductions before we would be required to impair them.  However, future declines in our share price may trigger additional impairment testing and may result in impairment charges.

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

Our impairment evaluation calculations contain uncertainties because they require us to make assumptions and apply judgment in order to estimate future cash flows, forecast the useful lives of the assets, and select a discount rate that reflects the risk inherent in future cash flows.  Based on these criteria, we have projected positive cash flows over the remaining useful lives of our principal assets, which is 17 years. Although we have not made any material changes to our long-lived assets impairment assessment methodology during the past three years, if forecasts and assumptions used to support the carrying value of our long-lived tangible and definite-lived intangible assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Income Taxes

We regularly evaluate our United States federal and various state and foreign jurisdiction income tax exposures.  We account for certain aspects of our income tax provision using the provisions of FIN 48 (FASC 740-10-05), which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon final settlement.  The provisions of FIN 48 also provide guidance on de-recognition, classification, interest, and penalties on income taxes, accounting for income taxes in interim periods, and require increased disclosure of various income tax items.  Taxes and penalties are components of our overall income tax provision.

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

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

Business Combinations – In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (FASC 805) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (FASC 810-10).  These standards aim to improve and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  These statements are effective for our fiscal year beginning September 1, 2009.  We do not currently anticipate that these statements will have a material impact upon our financial condition or results of operations.

Revenue Recognition – In October 2009, the FASB issued EITF 08-1, Revenue Recognition – Multiple Element Arrangements (FASC 650-25).  This consensus amends existing guidance on multiple element revenue arrangements to improve the ability of entities to recognize revenue from the sale of delivered items that are part of a multiple-element arrangement when other items have not yet been delivered.  One of the current requirements is that there must be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by vendor-specific objective evidence (VSOE) or third-party evidence (TPE).  This amendment eliminates the requirements that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement that is attributable to items that have already been delivered.  The “residual method” of allocating revenue is thereby eliminated, and entities are required to allocate the arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method.  The consensus is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 and early adoption is permitted.  We have not yet completed a formal analysis of the provisions of EITF 08-1.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales levels, future training and consulting sales activity, anticipated expenses, the adequacy of existing capital resources, the ability of the Company to obtain a renewal or extension of its line of credit agreement, projected cost reduction and strategic initiatives, our expectations about the effect of the sale of the CSBU on our business, our expectations about our restructuring plan, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in cash flows from operating activities, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected repayment of our line of credit in future periods, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this report on Form 10-K for the fiscal year ended August 31, 2009, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by EDS in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

Foreign Currency Forward Contracts – During the fiscal years ended August 31, 2009, 2008, and 2007, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies.  Because these contracts did not meet specific hedge accounting requirements, gains and losses on these contracts, which expired on a quarterly basis, were recognized in current operations and were used to offset a portion of the gains or losses of the related accounts.  The gains and losses on these contracts were recorded as a component of SG&A expense in our consolidated statements of operations and had the following net impact on the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2009	2008	2007

Losses on foreign exchange contracts	$(321)	$(487)	$(249)
Gains on foreign exchange contracts	105	36	119
Net gain (loss) on foreign exchange contracts	$(216)	$(451)	$(130)

At August 31, 2009, all of our foreign currency forward contracts were settled.

Interest Rate Sensitivity

The Company is exposed to fluctuations in interest rates primarily due to our line of credit borrowings.  At August 31, 2009, our debt obligations consisted primarily of a long-term lease agreement (financing obligation) associated with the sale of our corporate headquarters facility and a variable-rate line of credit arrangement.  Our overall interest rate sensitivity is primarily influenced by amounts borrowed on the line of credit and the prevailing interest rates, which may create additional expense if interest rates increase in future periods.  The financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent and the line of credit obligation had a weighted average interest rate of 2.3 percent at August 31, 2009.  At August 31, 2009 borrowing levels, a one percent increase in the interest rate on our variable rate line of credit obligation would increase our interest expense over the next year by approximately $0.1 million.

During the fiscal years ended August 31, 2009, 2008, and 2007, we were not party to any interest rate swap agreements or similar derivative instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Franklin Covey Co.:

We have audited Franklin Covey Co.’s internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Franklin Covey Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Franklin Covey Co. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Franklin Covey Co. and subsidiaries as of August 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2009, and our report dated November 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah
November 16, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Franklin Covey Co.:

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. and subsidiaries as of August 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Covey Co. and subsidiaries as of August 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Covey Co.’s internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
November 16, 2009

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2009	2008
In thousands, except per share data

ASSETS
Current assets:
Cash and cash equivalents	$1,688	$15,904
Accounts receivable, less allowance for doubtful accounts of $879 and $1,066	22,877	27,114
Inventories	6,770	8,397
Deferred income taxes	2,551	2,472
Note receivable from equity method investee	-	3,569
Income taxes receivable	508	-
Prepaid expenses and other assets	5,748	9,205
Total current assets	40,142	66,661

Property and equipment, net	22,629	26,928
Intangible assets, net	68,994	72,320
Goodwill	505	-
Other long-term assets	11,608	11,768
	$143,878	$177,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing obligation	$621	$670
Line of credit	12,949	-
Accounts payable	8,758	8,713
Income taxes payable	-	384
Tender offer obligation	-	28,222
Accrued liabilities	20,976	23,419
Total current liabilities	43,304	61,408

Long-term debt and financing obligation, less current portion	31,098	32,291
Other liabilities	472	1,229
Deferred income tax liabilities	-	4,572
Total liabilities	74,874	99,500

Commitments and contingencies (Notes 1, 9, and 10)

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	183,436	184,313
Common stock warrants	7,597	7,597
Retained earnings	13,980	24,812
Accumulated other comprehensive income	1,961	1,006
Treasury stock at cost, 10,080 shares and 10,203 shares	(139,323)	(140,904)
Total shareholders’ equity	69,004	78,177
	$143,878	$177,677

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEAR ENDED AUGUST 31,	2009	2008	2007
In thousands, except per share amounts

Net sales:
Training and consulting services	$114,910	$138,112	$137,708
Products	11,652	118,610	144,277
Leasing	3,556	2,471	2,140
	130,118	259,193	284,125

Cost of sales:
Training and consulting services	40,798	44,738	43,132
Products	7,073	52,037	64,881
Leasing	1,834	1,390	1,407
	49,705	98,165	109,420

Gross profit	80,413	161,028	174,705

Selling, general, and administrative	77,943	141,318	149,220
Gain on sale of consumer solutions business unit	-	(9,131)	-
Gain on sale of manufacturing facility	-	-	(1,227)
Restructuring costs	2,047	2,064	-
Impairment of assets	3,569	1,483	-
Depreciation	4,532	5,692	5,394
Amortization	3,761	3,603	3,607
Income (loss) from operations	(11,439)	15,999	17,711

Interest income	27	157	717
Interest expense	(3,049)	(3,083)	(3,136)
Income (loss) before income taxes	(14,461)	13,073	15,292

Income tax benefit (provision)	3,629	(7,546)	(7,827)
Net income (loss)	(10,832)	5,527	7,465
Preferred stock dividends	-	-	(2,215)
Net income (loss) available to common shareholders	$(10,832)	$5,527	$5,250

Net income (loss) available to common shareholders per share:
Basic	$(.81)	$.28	$.27
Diluted	$(.81)	$.28	$.26

Weighted average number of common shares:
Basic	13,406	19,577	19,593
Diluted	13,406	19,922	19,888

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(10,832)	$5,527	$7,465
Foreign currency translation adjustments	955	46	448
Comprehensive income (loss)	$(9,877)	$5,573	$7,913

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2009	2008	2007
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,832)	$5,527	$7,465
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,038	9,533	10,030
Amortization of capitalized curriculum costs	2,263	2,124	1,303
Gain on sale of consumer solutions business unit assets	-	(9,131)	-
Deferred income taxes	(5,476)	4,152	5,274
Share-based compensation cost (benefit)	468	(259)	1,394
Loss (gain) on disposals of assets	319	460	(1,247)
Restructuring charges	2,047	2,064	-
Impairment of assets	3,569	1,483	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	5,196	(6,299)	(3,574)
Decrease (increase) in inventories	2,170	2,748	(2,041)
Decrease (increase) in receivable from equity method investee	-	(7,672)	-
Decrease (increase) in prepaid expenses and other assets	4,136	4,985	(789)
Decrease in accounts payable and accrued liabilities	(5,368)	(1,512)	(4,388)
Increase (decrease) in income taxes payable/receivable	(983)	(184)	94
Decrease in other long-term liabilities	(265)	(151)	(151)
Net cash provided by operating activities	5,282	7,868	13,370

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of consumer solutions business unit assets, net	-	28,241	-
Purchases of property and equipment	(2,275)	(4,164)	(9,138)
Capitalized curriculum development costs	(1,762)	(4,042)	(5,088)
Acquisition of business, net of cash acquired	(1,157)	-	-
Investment in equity method investee	-	(2,755)	-
Proceeds from disposal of consolidated subsidiaries	201	1,180	150
Proceeds from sales of property and equipment, net	1,790	60	2,596
Net cash provided by (used for) investing activities	(3,203)	18,520	(11,480)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowing	77,044	69,708	50,951
Payments on line of credit borrowings	(64,095)	(85,707)	(34,952)
Redemptions of Series A preferred stock	-	-	(37,345)
Principal payments on long-term debt and financing obligation	(1,211)	(622)	(605)
Purchases of common stock for treasury	(28,270)	-	(2,625)
Proceeds from sales of common stock held in treasury	284	462	388
Proceeds from management stock loan payments	-	-	27
Payment of preferred stock dividends	-	-	(2,215)
Net cash used for financing activities	(16,248)	(16,159)	(26,376)
Effect of foreign currency exchange rates on cash and cash equivalents	(47)	(451)	25
Net increase (decrease) in cash and cash equivalents	(14,216)	9,778	(24,461)
Cash and cash equivalents at beginning of the year	15,904	6,126	30,587
Cash and cash equivalents at end of the year	$1,688	$15,904	$6,126

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,788	$3,549	$2,370
Cash paid for interest	3,026	3,146	2,973
Non-cash investing and financing activities:
Acquisition of treasury stock from tender offer through liabilities	$-	$28,222	$-
Promissory notes received from sales of consolidated subsidiaries	-	-	1,513
Purchases of property and equipment financed by accounts payable	77	314	895

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Common Stock Warrants	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock Shares	Treasury Stock Amount
In thousands
Balance at August 31, 2006	1,494	$37,345	27,056	$1,353	$185,691	$7,611	$14,035	$653	(7,083)	$(113,379)
Preferred stock dividends							(2,215)
Preferred stock redemptions	(1,494)	(37,345)
Issuance of common stock from treasury					(708)				100	1,096
Purchase of treasury shares									(345)	(2,603)
Unvested share award					(501)				32	501
Share-based compensation					1,394
Payments on management common stock loans					27
Cumulative translation adjustments								448
Common stock warrant activity					(13)	(9)
Sale of Brazil subsidiary								(141)
Net income							7,465
Balance at August 31, 2007	-	$-	27,056	$1,353	$185,890	$7,602	$19,285	$960	(7,296)	$(114,385)
Issuance of common stock from treasury					(746)				96	1,234
Purchase of treasury shares									(12)	(103)
Treasury shares acquired through tender offer									(3,027)	(28,222)
Unvested share award					(572)				36	572
Share-based compensation					(259)
Cumulative translation adjustments								46
Common stock warrant activity						(5)
Net income							5,527
Balance at August 31, 2008	-	$-	27,056	$1,353	$184,313	$7,597	$24,812	$1,006	(10,203)	$(140,904)
Issuance of common stock from treasury					(424)				57	708
Unvested share award					(921)				66	921
Additional tender offer costs										(48)
Share-based compensation					468
Cumulative translation adjustments								955
Net loss							(10,832)
Balance at August 31, 2009	-	$-	27,056	$1,353	$183,436	$7,597	$13,980	$1,961	(10,080)	$(139,323)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a leading global provider of execution, leadership, and personal-effectiveness training.  We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service.  To achieve this level of service, we operate four regional sales offices in the United States; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculum and provide services in over 150 other countries and territories around the world.  Our business-to-business service builds on our expertise in training, consulting, and technology that is designed to help our clients define great performance and execute at the highest levels.  We also help clients accelerate great performance through education in management skills, relationship skills, and individual effectiveness, and can provide personal-effectiveness literature and electronic educational solutions to our clients as needed.  Our services and products have historically been available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com, and our best-known offerings in the marketplace have included the FranklinCovey Planner™ and a suite of individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People.

During the fourth quarter of fiscal 2008, we completed the sale of substantially all of the assets of our Consumer Solutions Business Unit (CSBU) to a newly formed entity, Franklin Covey Products, LLC (Note 3).  The CSBU was primarily responsible for the sale of our products, including the FranklinCovey Planner™, to consumers through retail stores, catalogs, and our Internet site.  Following the sale of the CSBU, our business primarily consists of training, consulting, assessment services, and products to help organizations achieve superior results by focusing on and executing on top priorities, building the capability of knowledge workers, and aligning business processes.  Through our organizational research and curriculum development efforts, we seek to consistently create, develop, and introduce new services and products that will help our clients achieve greatness.

Fiscal Year

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that ended on November 29, 2008, February 28, 2009, and May 30, 2009 during fiscal 2009.  Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, which consisted of Franklin Development Corp., and our operations in Japan, the United Kingdom, and Australia.  Intercompany balances and transactions are eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  These reclassifications included a change in the classification of building depreciation costs related to subleased office space from product cost of sales to depreciation expense.  The depreciation expense reclassified from product cost of sales totaled $0.7 million for the fiscal year ended August 31, 2007.

Correction of Immaterial Errors

While closing the first quarter of fiscal 2009, we identified errors due to improper accounting for certain product sales in the fourth quarter of fiscal 2008, and the improper calculation of inventory reserves from late fiscal 2006 through the fourth quarter of fiscal 2008 in the financial statements of our directly owned subsidiary in Japan.  We assessed the materiality of these errors in accordance with Staff Accounting Bulletin (SAB) No. 108 and determined that the errors were immaterial to previously reported amounts contained in our periodic reports, and we have corrected these errors in subsequent periodic filings.  For further information regarding the correction of these errors, refer to Note 2.

Codification of Accounting Standards

During the fiscal year ended August 31, 2009, the Financial Accounting Standards Board (FASB) launched its Financial Accounting Standards Codification (FASC).  The FASC is intended to be the sole source of authoritative generally accepted accounting principles (GAAP) in the United States.  For interim and annual periods ending after September 15, 2009, authoritative references to accounting literature are required to cite the applicable FASC sections.  To assist the users of our financial statements during the transitional period, we have included the corresponding FASC reference following the reference to legacy authoritative literature.  Specific Securities and Exchange Commission (SEC) references are unaffected by the FASC.

Cash and Cash Equivalents

We consider highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents.  We did not hold a significant amount of investments that would be considered cash equivalent instruments at August 31, 2009 or 2008.

As of August 31, 2009, we had demand deposits at various banks in excess of the $250,000 limit for insurance by the Federal Deposit Insurance Corporation (FDIC); however, the majority of our cash receipts are used to repay amounts borrowed on our line of credit facility.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in the existing accounts receivable balance.  We determine the allowance for doubtful accounts based upon historical write-off experience and current economic conditions, and we review the adequacy of the allowance for doubtful accounts on a regular basis.  Receivable balances past due over 90 days, which exceed a specified dollar amount, are reviewed individually for collectibility.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We do not have any off-balance sheet credit exposure related to our customers.

Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.  Elements of cost in inventories generally include raw materials, direct labor, and overhead.  Cash flows from the sales of inventory are included in cash flows provided by operating activities in our consolidated cash flows statements.  Following the sale of our Consumer Solutions Business Unit in the fourth quarter of fiscal 2008, our inventories are comprised primarily of training materials, books, and related accessories and consisted of the following (in thousands):

AUGUST 31,	2009	2008
Finished goods	$6,542	$7,984
Raw materials	228	413
	$6,770	$8,397

Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.  At August 31, 2009 and 2008, our reserves for excess and obsolete inventories totaled $0.9 million and $1.8 million.  In assessing the realization of inventories, we make judgments regarding future demand requirements and compare these estimates with current and committed inventory levels.  Inventory requirements may change based on projected customer demand, training curriculum life-cycle changes, longer- or shorter-than-expected usage periods, and other factors that could affect the valuation of our inventories.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation expense, which includes depreciation on our corporate campus that is accounted for as a financing obligation (Note 4) and the amortization of assets recorded under capital lease obligations, is calculated using the straight-line method over the lesser of the expected useful life of the asset or the contracted lease period.  The Company generally uses the following depreciable lives for our major classifications of property and equipment:

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

Impairment of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  We use an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable.  If the carrying values of the assets exceed the anticipated future cash flows of the assets, we recognize an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets.  The evaluation of long-lived assets requires us to use estimates of future cash flows.  We have projected positive cash flows over the remaining useful lives of our principal assets, which is 17 years.  If forecasts and assumptions used to support the realizability of our long-lived tangible and definite-lived intangible assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and acquired goodwill are not amortized, but rather are tested for impairment on an annual basis or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset (Note 5) has been deemed to have an indefinite life.  This intangible asset is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products.  Our reported goodwill resulted from the fiscal 2009 acquisition of CoveyLink, LLC (Note 15).  No impairment charges to the Covey trade name or CoveyLink, LLC acquisition goodwill were recorded during the fiscal years ended August 31, 2009, 2008, or 2007.

Capitalized Curriculum Development Costs and Impairment of Assets

During the normal course of business, we develop training courses and related materials that we sell to our customers.  Capitalized curriculum development costs include certain expenditures to develop course materials such as video segments, course manuals, and other related materials.  Generally, curriculum costs are capitalized when there is a major revision to an existing course that requires a significant re-write of the course materials or curriculum.  Costs incurred to maintain existing offerings are expensed when incurred.  In addition, development costs incurred in the research and development of new curriculum and software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility has been established in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (FASC 985-20-25), and Emerging Issues Task Force (EITF) Issue 96-6, Accounting for the Film and Software Costs Associated with Developing Entertainment and Educational Software Products (FASC 985-705-S99).

During fiscal 2009, we capitalized costs incurred for the development of new leadership offerings, as well as for various other courses.  Capitalized development costs are generally amortized over a five-year life, which is based on numerous factors, including expected cycles of major changes to curriculum.  Capitalized curriculum development costs are reported as a component of other long-term assets in our consolidated balance sheets and totaled $6.3 million and $6.8 million at August 31, 2009 and 2008.  Amortization of capitalized curriculum development costs is reported as a component of cost of sales.

In fiscal 2008, we analyzed the expected future revenues and corresponding cash flows expected to be generated from our The 7 Habits interactive program and concluded that the expected future revenues, less direct selling and maintenance costs, were insufficient to cover the carrying value of the corresponding capitalized development costs.  Accordingly, we recorded a $1.5 million impairment charge in the fourth quarter of fiscal 2008 to write the carrying value of this program down to its net realizable value.  No impairment charges were recorded in fiscal 2009.

Restricted Investments

The Company’s restricted investments consisted of insurance contracts and investments in mutual funds that were held in a “rabbi trust” and were restricted for payment to the participants of our deferred compensation plan (Note 17).  However, during the fourth quarter of fiscal 2009, our Board of Directors decided to partially terminate our non-qualified deferred compensation (NQDC) plan.  Due to the partial termination of the NQDC plan, all of the restricted investments held as trust assets were liquidated prior to August 31, 2009 and were reported as a component of cash at August 31, 2009.  At August 31, 2008, our restricted investments were classified as trading securities and consisted of insurance contracts and mutual funds held by the trust.  The fair value of these restricted investments totaled $0.5 million at August 31, 2008, and the balance was recorded as a component of other long-term assets in the accompanying consolidated balance sheet for that period.

Our unrealized losses on these restricted investments, which were immaterial during fiscal years 2009, 2008, and 2007, were recognized in the accompanying consolidated statements of operations as components of selling, general, and administrative expense.

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2009	2008
Accrued compensation	$4,078	$4,152
Unearned revenue	3,692	4,564
Outsourcing contract costs payable	2,531	4,446
Customer credits	2,384	2,191
Restructuring costs	1,299	2,055
Other accrued liabilities	6,992	6,011
	$20,976	$23,419

Restructuring Costs

Following the sale of our CSBU in the fourth quarter of fiscal 2008, we initiated a restructuring plan that reduced the number of our domestic regional sales offices, decentralizes certain sales support functions, and significantly changes the operations of our Canadian subsidiary.  The restructuring plan is intended to strengthen the remaining domestic sales offices and reduce our overall operating costs.  During fiscal 2009 and fiscal 2008, we expensed $2.0 million and $2.1 million, respectively, for anticipated severance costs necessary to complete the restructuring plan, of which $1.3 and $2.1 million were recorded as components of accrued liabilities at August 31, 2009 and 2008.  The composition and utilization of the accrued restructuring charge was as follows at August 31, 2009 (in thousands):

Description	Accrued Restructuring Costs
Balance at August 31, 2007	$-
Restructuring charges	2,064
Amounts paid – employee severance	(9)
Balance at August 31, 2008	$2,055
Restructuring charges	2,047
Amount paid – employee severance	(2,803)
Balance at August 31, 2009	$1,299

We intend to pay the majority of the restructuring plan liability during the year ending August 31, 2010.

Foreign Currency Translation and Transactions

The functional currencies of the Company’s foreign operations are the reported local currencies.  Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars.  The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated using average exchange rates for each month during the fiscal year.  The resulting translation gains or losses were recorded as a component of accumulated other comprehensive income in shareholders’ equity.  Foreign currency transaction losses totaled $0.2 million, $0.1 million, and $0.1 million during the fiscal years ended August 31, 2009, 2008, and 2007, and were reported as a component of our selling, general, and administrative expenses.

Derivative Instruments

During the normal course of business, we are exposed to risks associated with foreign currency exchange rate and interest rate fluctuations.  Foreign currency exchange rate exposures result from the Company’s operating results, assets, and liabilities that are denominated in currencies other than the United States dollar.  In order to limit our exposure to these elements, we have made limited use of derivative instruments.  Each derivative instrument that is designated as a hedge instrument is recorded on the balance sheet at its fair value.  Changes in the fair value of derivative instruments that qualify for hedge accounting are recorded in accumulated other comprehensive income, which is a component of shareholders’ equity.  Changes in the fair value of derivative instruments that are not designated as hedge instruments are immediately recognized as a component of selling, general, and administrative expense in our consolidated statements of operations.  At August 31, 2009 we were not party to any derivative financial instruments.

Sales Taxes

We collect sales tax on qualifying transactions with customers based upon applicable sales tax rates in various jurisdictions.  The Company accounts for its sales taxes collected using the net method as defined by EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (FASC 605-45-50-3, 4); accordingly, we do not include sales taxes in net sales reported in our consolidated financial statements.

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

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services.  For transactions that contain more than one element, we recognize revenue in accordance with EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (FASC 605-25).  When fair value exists for all contracted elements, the overall contract consideration is allocated among the separate units of accounting based upon their relative fair values.  Revenue for these units is recognized in accordance with our general revenue policies once it has been determined that the delivered items have standalone value to the customer.  If fair value does not exist for all contracted elements, revenue for the delivered items is recognized using the residual method, which generally means that revenue recognition is postponed until the point is reached when the delivered items have standalone value and fair value exists for the undelivered items.  Under the residual method, the amount of revenue considered for recognition under our general revenue policies is the total contract amount, less the aggregate fair value of the undelivered items.  Fair value of the undelivered items is based upon the normal pricing practices for our existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned operation.  Licensee companies are unrelated entities that have been granted a license to translate our content and curriculum, adapt the content and curriculum to the local culture, and sell our training seminars and products in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of their sales to clients.  We recognize royalty income each period based upon the sales information reported to us from our licensees.  Licensee royalty revenues are included as a component of training sales and totaled $8.6 million, $10.1 million, and $7.6 million for the fiscal years ended August 31, 2009, 2008, and 2007.

Revenue is recognized on software sales in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition (FASC 985-605-25) as amended by SOP 98-09.  Statement 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products and support to be allocated to each element based on the relative fair value of the elements based on vendor specific objective evidence (VSOE).  Nearly all of the Company’s software sales consist of ready to use “off-the-shelf” software products that have multiple elements, including a license and post contract customer support (PCS).  Currently, we do not have VSOE for either the license or support elements of our software sales.  Accordingly, revenue is deferred until the only undelivered element is PCS and the total arrangement fee is recognized over the support period.  Following the sale of the CSBU in the fourth quarter of fiscal 2008, our software sales have been insignificant.  However, during fiscal 2008 and fiscal 2007, we had software sales totaling $2.5 million and $3.2 million, which are included as a component of product sales in our consolidated statements of operations for those periods.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Share-Based Compensation

We record the compensation expense for all share based-payments to employees and non-employees, including grants of stock options and the compensatory elements of our employee stock purchase plan, in our consolidated statements of operations based upon their fair values.  For more information on our share-based compensation plans, refer to Note 14.

Shipping and Handling Fees and Costs

All shipping and handling fees billed to customers are recorded as a component of net sales.  All costs incurred related to the shipping and handling of products are recorded in cost of sales.

Advertising Costs

Costs for newspaper, television, radio, and other advertising are expensed as incurred or recognized over the period of expected benefit for direct response and catalog advertising.  Direct response advertising costs, which consist primarily of printing and mailing costs for seminar mailers, are charged to expense over the period of projected benefit, which ranges from three to 12 months.  Advertising costs included in selling, general, and administrative expenses totaled $5.5 million, $15.5 million, and $15.9 million for the fiscal years ended August 31, 2009, 2008, and 2007.  Our direct response advertising costs reported in other current assets totaled $0.1 million and $0.5 million at August 31, 2009 and 2008.

Income Taxes

Our income tax provision has been determined using the asset and liability approach of accounting for income taxes.  Under this approach, deferred income taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  The income tax provision represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.  Deferred income taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for tax rates and tax laws when changes are enacted.  A valuation allowance is provided against deferred income tax assets when it is more likely than not that all or some portion of the deferred income tax assets will not be realized.  Interest and penalties related to uncertain tax positions are recognized as components of income tax expense in our consolidated statements of operations.

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

Liquidity

At August 31, 2009 our line of credit has a remaining maturity of less than one year and is therefore classified as a current obligation on our consolidated balance sheet.  We are currently in negotiations to renew the line of credit to ensure the future availability of liquidity through this facility.  We believe that we will be successful in obtaining a new or extended line of credit from our lender.  Additional potential sources of liquidity include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  However, no assurance can be provided that we will obtain a new or extended line of credit or obtain additional financing from other sources on terms that would be acceptable to us.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.  If we are unsuccessful in obtaining a renewal or extension of our line of credit, or additional financing, we believe that cash flows from operations combined with a number of initiatives we would implement in the months preceding the due date will create sufficient liquidity to pay down the required outstanding balance on the line of credit.  These initiatives include deferral of capital purchases for externally developed curriculum and uncommitted capital expenditures; deferral of executive team compensation; deferral of certain related party contractual royalties and earnout payments; substantial reduction of associate salaries; reduction of operating expenses, including non-critical travel; and deferral of payments to other vendors in order to generate sufficient cash.

Subsequent Events

Subsequent events have been evaluated through November 16, 2009, the date of the issuance of our consolidated financial statements.

Accounting Pronouncements Issued Not Yet Adopted

Business Combinations – In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (FASC 805) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (FASC 810-10).  These standards aim to improve and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of these statements are effective for our fiscal year beginning September 1, 2009.  We do not currently anticipate that these statements will have a material impact upon our financial condition or results of operations.

Revenue Recognition – In October 2009, the FASB issued EITF 08-1, Revenue Recognition – Multiple Element Arrangements (FASC 650-25).  This consensus amends existing guidance on multiple element revenue arrangements to improve the ability of entities to recognize revenue from the sale of delivered items that are part of a multiple-element arrangement when other items have not yet been delivered.  One of the current requirements is that there must be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by vendor-specific objective evidence (VSOE)

or third-party evidence (TPE).  This amendment eliminates the requirements that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement that is attributable to items that have already been delivered.  The “residual method” of allocating revenue is thereby eliminated and entities are required to allocate the arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method.  The consensus is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010, and early adoption is permitted.  We have not yet completed a formal analysis of the provisions of EITF 08-1.

2.	CORRECTION OF IMMATERIAL ERRORS

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

The revenue recognition error resulted in a $0.9 million overstatement of sales, which had a $0.6 million impact on gross profit, in the fourth quarter of fiscal 2008.  The inventory reserve calculation errors from the fourth quarter of fiscal 2006 through August 31, 2008 cumulatively totaled $0.7 million.

We assessed the materiality of these errors in accordance with SAB No. 108 and determined that the errors were immaterial to previously reported amounts contained in our periodic reports and we have corrected these errors in subsequent periodic filings.  The effects of recording these immaterial corrections in our financial statements for the fiscal years presented are as follows (in thousands):

	For the Fiscal Year Ended August 31, 2008
	As Reported	As Revised
Sales	$260,092	$259,193
Gross profit	161,789	161,028
Operating income	16,760	15,999
Net income	5,848	5,527

Accounts receivable	28,019	27,114
Inventories	8,742	8,397

Retained earnings	25,337	24,812
Total shareholders’ equity	78,754	78,177

	For the Fiscal Year Ended August 31, 2007
	As Reported	As Revised
Gross profit	$175,078	$174,705
Operating income	18,084	17,711
Net income	5,414	5,250

Inventories	24,033	23,583

Retained earnings	19,489	19,285
Total shareholders’ equity	100,919	100,705

3.	SALE OF THE CONSUMER SOLUTIONS BUSINESS UNIT

General

During the fourth quarter of fiscal 2008, we joined with Peterson Partners to create a new company, Franklin Covey Products, LLC (Franklin Covey Products).  This new company purchased substantially all of the assets of our Consumer Solutions Business Unit with the objective of expanding the worldwide sales of Franklin Covey Products as governed by a comprehensive license agreement between us and Franklin Covey Products.  Franklin Covey Products, which is controlled by Peterson Partners, purchased the CSBU assets for $32.0 million in cash plus a $1.2 million adjustment for working capital delivered on the closing date of the sale, which was effective July 6, 2008.  We also incurred $3.7 million of direct costs related to the sale of the CSBU assets, a portion of which is reimbursable from Franklin Covey Products.

On the date of the sale closing, the Company invested approximately $1.8 million to purchase a 19.5 percent voting interest in Franklin Covey Products, made a $1.0 million priority capital contribution with a 10 percent return, and will have the opportunity to earn contingent license fees if Franklin Covey Products achieves specified performance objectives.  We recognized a gain of $9.1 million on the sale of the CSBU assets, and according to guidance found in EITF Issue No. 01-2, Interpretations of APB Opinion No. 29 (FASC 845-10-15), we deferred a portion of the gain equal to our investment in Franklin Covey Products.  We will recognize the deferred gain over the life of the long-term assets acquired by Franklin Covey Products or when cash is received for payment of the priority contribution.

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

Accounting for the Investment in Franklin Covey Products

Based upon the guidance found in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FASC 205-20-45), EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations (FASC 205-20-50, 55), and SAB 103, Topic 5Z4, Disposal of Operation with Significant Interest Retained, we determined that the operations of CSBU should not be reported as discontinued operations because we will continue to have significant influence over the operations of Franklin Covey Products and may participate in their future cash flows.  As a result of this determination, we have not presented the financial results of the CSBU as discontinued operations in the accompanying consolidated financial statements, and we do not anticipate discontinued operations presentation in future interim and annual reporting periods.

As a result of Franklin Covey Products’ structure as a limited liability company with separate owner capital accounts and the guidance found in EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies (FASC 323-30) and SOP 78-9, Accounting for Investments in Real Estate Ventures (FASC 970-323-25), we determined that the Company’s investment in Franklin Covey Products is more than minor and that we are required to account for our investment in Franklin Covey Products using the equity method of accounting.  We record our share of Franklin Covey Products’ profit and loss based upon specified allocations as defined in the associated operating agreement.  In addition, our ownership interest may be diluted in future periods if ownership shares of Franklin Covey Products granted to certain members of its management vest.

During fiscal 2009, Franklin Covey Products recognized a net loss.  However, we do not have any obligation to fund the losses of Franklin Covey Products and therefore, our portion of their net losses during fiscal 2009 and fiscal 2008 were not recorded in our consolidated statements of operations.  The net book value of the investment in Franklin Covey Products was zero as of August 31, 2009 and 2008.

We receive reimbursement for certain operating costs, such as warehousing and distribution costs, which are billed to the Company by third party providers.  At August 31, 2009 and 2008 we had $2.0 million and $4.1 million receivable from Franklin Covey Products, which have been classified in other current assets.

Impairment of Working Capital and Reimbursable Transaction Costs Note

Based on the terms of the sale transaction, the Company was entitled to receive a $1.2 million adjustment for working capital delivered on the closing date of the sale and to receive $2.3 million as reimbursement for specified costs necessary to complete the transaction.  Payment for these costs was originally due in January 2009, but we extended the due date of the payment at Franklin Covey Products’ request and obtained a promissory note from Franklin Covey Products for the amount owed, plus accrued interest.  The promissory note includes accrued interest through the date of the note, matures on September 30, 2013, and bears interest at 10 percent per year.

At the time we received the promissory note from Franklin Covey Products, we believed that we could obtain payment for the amount owed, based on prior year performance and forecasted financial performance in 2009.  However, the financial position of Franklin Covey Products deteriorated significantly late in fiscal 2009, and the deterioration accelerated subsequent to August 31, 2009.  As a result of this deterioration, the Company reassessed the collectibility of the promissory note as of August 31, 2009.  Based on revised expected cash flows and other operational issues, we determined that the promissory note should be impaired at August 31, 2009.  Accordingly, we recorded a $3.6 million impaired asset charge and reversed $0.1 million of interest income that was recorded during fiscal 2009 from the working capital settlement and reimbursable transaction cost receivables.

4.	PROPERTY AND EQUIPMENT

Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2009	2008
Land and improvements	$1,312	$1,626
Buildings	32,385	34,573
Machinery and equipment	2,333	2,969
Computer hardware and software	19,221	20,010
Furniture, fixtures, and leasehold improvements	9,803	9,640
	65,054	68,818
Less accumulated depreciation	(42,425)	(41,890)
	$22,629	$26,928

In the fourth quarter of fiscal 2009, we completed the sale of our administrative office and distribution facility located in Ontario, Canada to an unrelated entity.  The sale price was $2.0 million and the carrying value of the building at the date of the sale was $1.9 million.  After deducting customary closing costs and other costs necessary to complete the sale of the building, we recorded a $0.1 million loss, which was recorded as a component of depreciation expense in our consolidated statement of operations for the year ended August 31, 2009.  Based on guidance found in SFAS No. 66, Accounting for Sales of Real Estate (FASC 360-20-15), the transaction was accounted for as a sale, and we will have no further obligations or responsibilities related to the property that was sold.  A portion of the proceeds from the sale of the building was used to repay the mortgage obligation associated with the property (Note 8).

During fiscal 2007, we completed a project to reconfigure our printing operations to improve our printing services’ efficiency, reduce operating costs, and improve our printing services’ flexibility in order to increase external printing service sales.  Our reconfiguration plan included moving our printing operations a short distance from its existing location to our corporate headquarters campus and the sale of the manufacturing facility and certain printing presses.  We completed the sale of the manufacturing facility during the second quarter of fiscal 2007.  The sale price was $2.5 million and, after deducting customary closing costs, the net proceeds to the Company from the sale totaled $2.3 million in cash.  The carrying value of the manufacturing facility at the date of sale was $1.1 million and accordingly, we recognized a $1.2 million gain on the sale of the manufacturing facility.  The manufacturing facility assets sold were primarily reported as a component of corporate assets for segment reporting purposes.  Due to a lower-than-expected sale price on one of the printing presses to be sold, we recorded an impairment charge totaling $0.3 million to reduce the carrying value of the printing press to its anticipated sale price.  The impairment charge was included as a component of depreciation expense in our consolidated statement of operations for the fiscal year ended August 31, 2007.

5.	INTANGIBLE ASSETS AND GOODWILL

Our intangible assets and goodwill were comprised of the following (in thousands):

AUGUST 31, 2009	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
License rights	$27,000	$(10,229)	$16,771
Curriculum	58,257	(31,441)	26,816
Customer lists	15,111	(12,704)	2,407
Trade names	377	(377)	-
	100,745	(54,751)	45,994
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$123,745	$(54,751)	$68,994

Goodwill	$505	$-	$505

AUGUST 31, 2008
Definite-lived intangible assets:
License rights	$27,000	$(9,292)	$17,708
Curriculum	58,237	(29,896)	28,341
Customer lists	14,684	(11,413)	3,271
Trade names	377	(377)	-
	100,298	(50,978)	49,320
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$123,298	$(50,978)	$72,320

Our intangible assets are amortized over the estimated useful life of the asset.  The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of definite-lived intangible assets at August 31, 2009 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Amortization Period

License rights	17 years	30 years
Curriculum	10 to 17 years	26 years
Customer lists	2 to 3 years	14 years

During fiscal 2009 we acquired the assets of CoveyLink Worldwide, LLC (Note 15).  Based upon the purchase price allocation and an evaluation of the assets acquired and liabilities assumed, we recorded a $0.4 million increase in our intangible assets, for the fair value of customer relationships and the practice leader agreement, and $0.5 million of goodwill.  The intangible assets were aggregated with our customer list intangibles and will be amortized on an accelerated basis that is based on their expected cash flows over the estimated useful lives of the assets, which is approximately three years.  In addition, the previous owners of CoveyLink Worldwide, LLC, which includes a son of the Vice-Chairman of our Board of Directors, are also entitled to earn annual contingent payments based upon earnings growth over the next five years.  We anticipate that these contingent payments will increase the amount of goodwill recorded as they are earned.

Our aggregate amortization expense from definite-lived intangible assets totaled $3.8 million, $3.6 million, and $3.6 million, for fiscal years 2009, 2008, and 2007.  Amortization expense for our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING AUGUST 31,
2010	$3,755
2011	3,542
2012	2,493
2013	2,459
2014	2,453

6.	LINE OF CREDIT

During fiscal 2007 we entered into secured revolving line-of-credit agreements with two lenders that provided a combined total of $25.0 million of borrowing capacity to the Company.  In connection with the sale of the CSBU assets (Note 3) during the fourth quarter of fiscal 2008, the credit agreements with these lenders were modified (the Modified Credit Agreement).  The Modified Credit Agreement removed one lender, but continued to provide a total of $25.0 million of borrowing capacity until June 30, 2009, when the borrowing capacity was scheduled to be reduced to $15.0 million.  However, during the fourth quarter of fiscal 2009, we entered into a second modification agreement with the lender on our line of credit facility (the Second Modification Agreement).  Under terms of the Second Modification Agreement, our borrowing capacity will be reduced as follows (in thousands):

Effective Date	Borrowing Capacity
June 30, 2009	$20,000
August 31, 2009	18,000
November 30, 2009	13,500

In addition, any payments made to us by Franklin Covey Products from the working capital settlement and reimbursable costs associated with the sale transaction note receivable are required to be paid on the line of credit and will reduce the available borrowing capacity by the amount of the payments.  Although we impaired the working capital and reimbursable cost note receivable from Franklin Covey Products in the fourth quarter of fiscal 2009, our available borrowing capacity on the line of credit was not reduced.  The Second Modification Agreement increased the effective interest rate on our line of credit from LIBOR plus 1.50 percent to LIBOR plus 2.0 percent (2.3 percent and 4.0 percent at August 31, 2009 and 2008, respectively), which was effective on the date of the agreement.

The Second Modification Agreement, consistent with previous arrangements, expires on March 14, 2010, and we may draw on the credit facilities, repay, and draw again, on a revolving basis, up to the maximum available loan amount so long as no event of default has occurred and is continuing.  The Company may use the proceeds from the line of credit for general corporate purposes as well as for other transactions, unless prohibited by the terms of the Second Modification Agreement or Modified Credit Agreement.

We accounted for the Second Modification Agreement and Modified Credit Agreement using the guidance found in EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (FASC 470-50) and EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements (FASC 470-50-40).  The additional expense was recorded as a component of interest expense and was immaterial to our consolidated financial statements.

In addition to customary non-financial terms and conditions, the Modified Credit Agreement requires us to be in compliance with specified financial covenants, which did not change from the original credit agreements, including: (i) a funded debt-to-earnings ratio; (ii) a fixed charge coverage ratio; (iii) a limitation on annual capital expenditures; and (iv) a defined amount of minimum net worth.  In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit.  The Second Modification Agreement also modified the funded debt to earnings ratio and fixed charge coverage ratio for the quarterly periods ended August 2009 and November 2009 and contains customary representations and guarantees as well as provisions for repayment and liens.  We believe that we were in compliance with the terms and covenants of the Second Modification Agreement at August 31, 2009.

Based on our forecasts for fiscal 2010, we identified the risk of non-compliance with certain of the financial covenants required by our line of credit facility for the quarterly measurement periods ending November 28, 2009 and February 27, 2010.  In order to address the risk of non-compliance, we obtained a modification to the line of credit agreement (the Third Modification Agreement) in November 2009.  The Third Modification Agreement relaxed the funded debt to earnings ratio and fixed charge coverage ratio, and increased the effective interest rate from LIBOR plus 2.0 percent to LIBOR plus 3.5 percent.  The Company believes that it will be in compliance with the financial covenants in future quarterly reporting periods as defined in the Third Modification Agreement.

In connection with the original credit agreements, the Company entered into a promissory note, a security agreement, repayment guaranty agreements, and a pledge and security agreement.  These agreements remain in place with the remaining lender and pledge substantially all of the Company’s assets located in the United States to the lender in the Modified Credit Agreement.

7.  TENDER OFFER OBLIGATION

During the fourth quarter of fiscal 2008, we conducted a modified “Dutch Auction” tender offer to purchase up to $28.0 million of shares of our common stock at a specified range of prices, not including transaction costs (Note 11).  The tender offer closed on August 27, 2008 as intended, and we announced the preliminary results of the tender offer on August 28, 2008.  The final results of the tender offer were announced on September 5, 2008, and we completed the payment process for the shares of common stock shortly thereafter.  Based upon guidance found in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FASC 480-10-25), we believe that an obligation to purchase the tender offer shares was created prior to August 31, 2008.  As a result of this determination, at August 31, 2008 we recorded a $28.2 million liability in current liabilities for the tender offer obligation, which includes $0.2 million of customary transaction costs for broker fees, legal services, and printing services, etc.  We recorded a corresponding increase to treasury stock for the shares acquired in the shareholders’ equity section of our consolidated balance sheet.  This obligation was paid during fiscal 2009.

8.	LONG-TERM DEBT AND FINANCING OBLIGATION

Our long-term debt and financing obligation were comprised of the following (in thousands):

AUGUST 31,	2009	2008
Financing obligation on corporate campus, payable in monthly installments of $254, including principal and interest, for the first five years with two percent annual increases thereafter (imputed interest at 7.7%), through June 2025	$31,719	$32,283
Mortgage payable in monthly installments of $9 CDN, plus interest at the CDN prime rate (4.8% at August 31, 2008), secured by real estate and paid in full during fiscal 2009	-	678
	31,719	32,961
Less current portion	(621)	(670)
Total long-term debt and financing obligation, less current portion	$31,098	$32,291

During the fourth quarter of fiscal 2009, we used a portion of the proceeds from the sale of our Canadian administrative office and distribution facility (Note 4) to repay the mortgage on the building in full.  The carrying value of the mortgage payable approximated the amount paid to extinguish the obligation and therefore no significant gain or loss was required to be recognized upon repayment.

Future principal maturities of our financing obligation were as follows at August 31, 2009 (in thousands):

YEAR ENDING AUGUST 31,
2010	$621
2011	734
2012	857
2013	992
2014	1,139
Thereafter	27,376
$31,719

In connection with the sale and leaseback of our corporate headquarters facility located in Salt Lake City, Utah, we entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group.  The 20-year master lease agreement also contains six five-year renewal options that will allow us to maintain our operations at the current location for up to 50 years.  Although the corporate headquarters facility was sold and the Company has no legal ownership of the property, SFAS No. 98, Accounting for Leases (FASC 840-40-20), precluded us from recording the transaction as a sale since we have subleased a significant portion of the property that was sold.  Accordingly, we accounted for the sale as a financing transaction, which required us to continue reporting the corporate headquarters facility as an asset (Note 4) and to record a financing obligation for the sale price.  The future minimum payments under the financing obligation for the initial 20 year lease term are as follows (in thousands):

YEAR ENDING AUGUST 31,
2010	$3,055
2011	3,116
2012	3,178
2013	3,242
2014	3,307
Thereafter	40,230
Total future minimum financing obligation payments	56,128
Less interest	(25,722)
Present value of future minimum financing obligation payments	$30,406

The difference between the carrying value of the financing obligation and the present value of the future minimum financing obligation payments represents the carrying value of the land sold in the financing transaction, which is not depreciated.  At the conclusion of the master lease agreement, the remaining financing obligation and carrying value of the land will be written off of the Company’s financial statements.

9.	OPERATING LEASES

Lease Expense

In the normal course of business, we lease office space and warehouse and distribution facilities under non-cancelable operating lease agreements.  We rent office space, primarily for international and domestic regional sales administration offices, in commercial office complexes that are conducive to sales and administrative operations.  We also rent warehousing and distribution facilities that are designed to provide secure storage and efficient distribution of our products.  These operating lease agreements generally contain renewal options that may be exercised at our discretion after the completion of the base rental term.  In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.  At August 31, 2009, we had operating leases that have remaining terms ranging from less than one year to approximately 7 years.  Following the sale of our CSBU assets, we no longer lease retail store space and Franklin Covey Products is contractually obligated to pay a portion of our minimum rental payments on certain warehouse and distribution facilities.  The following table summarizes our future minimum lease payments under operating lease agreements and the lease amounts receivable from Franklin Covey Products at August 31, 2009 (in thousands):

YEAR ENDING AUGUST 31,	Required Minimum Lease Payments	Receivable from Franklin Covey Products	Net Required Minimum Lease Payments
2010	$1,673	$(404)	$1,269
2011	1,606	(422)	1,184
2012	1,498	(475)	1,023
2013	1,148	(529)	619
2014	1,108	(584)	524
Thereafter	2,218	(1,167)	1,051
	$9,251	$(3,581)	$5,670

We recognize lease expense on a straight-line basis over the life of the lease agreement.  Contingent rent expense is recognized as it is incurred.  Total rent expense recorded in selling, general, and administrative expense from operating lease agreements was $3.2 million, $8.7 million, and $10.8 million for the years ended August 31, 2009, 2008, and 2007.  Additionally, certain retail store leases contained terms that require additional, or contingent, rental payments based upon the realization of certain sales thresholds.  Our contingent rental payments under these arrangements were insignificant during the fiscal years ended August 31, 2009, 2008, and 2007.

Lease Income

We have subleased a significant portion of our corporate headquarters office space located in Salt Lake City, Utah to multiple, unrelated tenants as well as to Franklin Covey Products.  The cost basis of the office space available for lease was $33.3 million, which had a carrying value of $16.2 million at August 31, 2009.  Future minimum lease payments due to us from our sublease agreements at August 31, 2009 were as follows (in thousands):

YEAR ENDING AUGUST 31,
2010	$3,094
2011	2,265
2012	2,334
2013	2,090
2014	1,906
Thereafter	10,274
$21,963

Sublease payments made to the Company totaled $3.6 million, $2.7 million, and $2.4 million, during the fiscal years ended August 31, 2009, 2008, and 2007 of which $0.2 million and $0.3 million was recorded as a reduction of rent expense associated with underlying lease agreements in our selling, general, and administrative expense in fiscal 2008 and 2007.

10.	COMMITMENTS AND CONTINGENCIES

EDS Outsourcing Contract

The Company has an outsourcing contract with Electronic Data Systems (EDS) to provide information technology system support and product warehousing and distribution services.  During fiscal 2009, primarily as a result of the sale of CSBU assets, we amended the terms of the outsourcing contract with EDS.  Under terms of the amended outsourcing contract with EDS: 1) the outsourcing contract and its addendums will continue to expire on June 30, 2016; 2) Franklin Covey and Franklin Covey Products will have separate information systems services support contracts; 3) we will no longer be required to purchase specified levels of computer hardware technology; and 4) our warehouse and distribution costs will consist of an annual fixed charge, which is partially reimbursable by Franklin Covey Products, plus variable charges for actual activity levels.  The warehouse and distribution fixed charge contains an annual escalation clause based upon changes in the Employment Cost Index.  The following schedule summarizes our estimated minimum information systems support and fixed warehouse and distribution charges, without the effect of estimated escalation charges, to EDS for services over the remaining life of the outsourcing contract (in thousands):

YEAR ENDING AUGUST 31,	Estimated Gross Minimum and Fixed Charges	Receivable from Franklin Covey Products	Estimated Net Minimum and Fixed Charges
2010	$4,138	$(2,159)	$1,979
2011	4,138	(2,159)	1,979
2012	4,138	(2,159)	1,979
2013	4,138	(2,159)	1,979
2014	4,138	(2,159)	1,979
Thereafter	7,107	(3,955)	3,152
	$27,797	$(14,750)	$13,047

Our actual payments to EDS include a variable charge for certain warehousing and distribution activities and may fluctuate in future periods based upon actual sales and activity levels.

During fiscal years 2009, 2008, and 2007, we expensed $7.1 million, $26.7 million, and $30.1 million for services provided under terms of the EDS outsourcing contract.  The total amount expensed each year under the EDS contract includes freight charges, which are billed to the Company based upon activity.  Freight charges included in our total EDS costs totaled $1.8 million, $8.8 million, and $9.6 million during the years ended August 31, 2009, 2008, and 2007, respectively.

The outsourcing contracts contain early termination provisions that the Company may exercise under certain conditions.  However, in order to exercise the early termination provisions, we would have to pay specified penalties to EDS depending upon the circumstances of the contract termination.

Purchase Commitments

During the normal course of business, we issue purchase orders to various external vendors for products and services.  At August 31, 2009, we had purchase commitments totaling $2.8 million for products and services to be delivered primarily in fiscal 2010.  Other purchase commitments for materials, supplies, and other items incident to the ordinary conduct of business were immaterial, both individually and in aggregate, to the Company’s operations at August 31, 2009.

Legal Matters

In August 2005, EpicRealm Licensing (EpicRealm) filed an action in the United States District Court for the Eastern District of Texas against the Company for patent infringement.  The action alleged that the Company infringed upon two of EpicRealm’s patents directed to managing dynamic web page requests from clients to a web server that in turn uses a page server to generate a dynamic web page from content retrieved from a data source.  The Company denied liability in the patent infringement and filed counter-claims related to the case subsequent to the filing of the action in District Court.  However, during the fiscal year ended August 31, 2008, the Company paid EpicRealm a one-time license fee of $1.0 million for a non-exclusive, irrevocable, perpetual, and royalty-free license to use any product, system, or invention covered by the disputed patents.  In connection with the purchase of the license, EpicRealm and the Company agreed to dismiss their claims with prejudice, and we were released from further action regarding these patents.

The Company is also the subject of certain legal actions, which we consider routine to our business activities.  At August 31, 2009, we believe that, after consultation with legal counsel, any potential liability to the Company under such actions will not materially affect our financial position, liquidity, or results of operations.

11.	SHAREHOLDERS’ EQUITY

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

Series B – The preferred stock recapitalization completed in fiscal 2005 significantly changed the rights and preferences of our Series B preferred stock.  New shares of Series A preferred stock would have automatically converted to shares of Series B preferred stock if the holder of the original Series A preferred stock sold, or transferred, the preferred stock to another party.  Series B preferred stock does not have common-equivalent voting rights, but retains substantially all other characteristics of the new Series A preferred stock.  At August 31, 2009, there were 4.0 million shares of Series B preferred stock authorized, but no shares outstanding.

Common Stock Warrants

Pursuant to the terms of the preferred stock recapitalization plan, in fiscal 2005 we completed a one-to-four forward split of the existing Series A preferred stock and then bifurcated each share of Series A preferred stock into a new share of Series A preferred stock that is no longer convertible into common stock, and a warrant to purchase shares of common stock.  Accordingly, we issued 6.2 million common stock warrants with an exercise price of $8.00 per share (subject to customary anti-dilution and exercise features), which will be exercisable over an eight-year term that expires in March 2013.  These common stock warrants were recorded in shareholders’ equity at fair value on the date of the recapitalization as determined by a Black-Scholes valuation methodology, which totaled $7.6 million.  During the fiscal years ended August 31, 2009 and 2008, our common stock warrant activity was insignificant.

Treasury Stock

Following the completion of the sale of CSBU assets (Note 3), we used substantially all of the net proceeds from the sale to conduct a modified “Dutch Auction” tender offer (the Tender Offer) to purchase up to $28.0 million of our common stock at a price not less than $9.00 per share or greater than $10.50 per share, not including transaction costs.  The Tender Offer closed fully subscribed on August 27, 2008, and we were able to purchase 3,027,027 shares of our common stock at $9.25 per share plus normal transaction costs that were added to the cost basis of the shares.  We recorded a $28.2 million current liability at August 31, 2008 for these shares (Note 7) with a corresponding increase in treasury stock.

During fiscal 2006, our Board of Directors authorized the purchase of up to $10.0 million of our currently outstanding common stock and canceled all previously approved common stock purchase plans.  Common stock purchases under this approved plan are made at our discretion for prevailing market prices and are subject to customary regulatory requirements and considerations.  The Company does not have a timetable for the purchase of these common shares, and the authorization by the Board of Directors does not have an expiration date.  Through August 31, 2007, we purchased 1,009,300 shares of our common stock under the terms of the fiscal 2006 plan for $7.6 million.  We did not purchase any shares of our common stock under this purchase plan during fiscal 2009 or fiscal 2008, and at August 31, 2009 we had $2.4 million remaining for future purchases under the terms of this approved plan.

We have issued shares of treasury stock to participants in our employee stock purchase plan (ESPP) and for stock options and warrants as shown below (in thousands, except for share amounts):

Fiscal Year	Shares Issued to ESPP Participants	Shares Issued from the Exercise of Stock Options and Warrants	Total Treasury Shares Issued for Stock Options, Warrants and ESPP	Cash Proceeds Received from the Issuance of Treasury Shares
2009	55,448	1,000	56,448	$284
2008	68,702	15,371	84,073	462
2007	55,513	37,500	93,013	321

In addition to the treasury shares shown above, we issued 66,112; 36,000; and 31,500 shares of our common stock held in treasury in connection with unvested stock awards during fiscal years 2009, 2008, and 2007 (Note 14).

12.	MANAGEMENT COMMON STOCK LOAN PROGRAM

During fiscal 2000, certain of our management personnel borrowed funds from an external lender, on a full-recourse basis, to acquire shares of our common stock.  The loan program closed during fiscal 2001 with 3.825 million shares of common stock purchased by the loan participants for a total cost of $33.6 million, which was the market value of the shares acquired and distributed to loan participants.  The Company initially participated on these management common stock loans as a guarantor to the lending institution.  However, in connection with a new credit facility obtained during fiscal 2001, we acquired the loans from the external lender at fair value and are now the creditor for these loans.  The loans in the management stock loan program initially accrued interest at 9.4 percent (compounded quarterly), are full-recourse to the participants, and were originally due in March 2005.  Although interest continues to accrue on the outstanding balance over the life of the loans to the participants, the Company ceased recording interest receivable (and related interest income) related to these loans in fiscal 2002.

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

Prior to the May 2004 modifications, the Company accounted for the loans and the corresponding shares using a loan-based accounting model that included guidance found in SAB 102, Selected Loan Loss Allowance Methodology and Documentation Issues; SFAS No. 114, Accounting by Creditors for

 Impairment of A Loan - an Amendment of FASB Statements No. 5 and 15 (FASC 310-10-35); and SFAS No. 5, Accounting for Contingencies (FASC 450-20).  However, due to the nature of the May 2004 modifications, the Company reevaluated its accounting for the management stock loan program.  Based upon guidance found in EITF Issue 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, and EITF Issue 95-16, Accounting for Stock Compensation Agreements with Employer Loan Features under APB Opinion No. 25, we determined that the management common stock loans should be accounted for as non-recourse stock compensation instruments.  While this accounting treatment does not alter the legal rights associated with the loans to the employees as described above, the modifications to the terms of the loans were deemed significant enough to adopt the non-recourse accounting model as described in EITF 00-23.  As a result of this accounting treatment, the remaining carrying value of the notes and interest receivable related to financing common stock purchases by related parties, which totaled $7.6 million prior to the loan term modifications, was reduced to zero with a corresponding reduction in additional paid-in capital.  Since the Company was unable to exercise control over the underlying management common stock loan shares, the loan program shares continued to be included in Basic earnings per share (EPS) following the May 2004 modifications.

We currently account for the management common stock loans as equity-classified stock option arrangements.  Under the provisions of SFAS No. 123R, additional compensation expense will be recognized only if the Company takes action that constitutes a modification which increases the fair value of the arrangements.  This accounting treatment also precludes us from reversing the amounts expensed as additions to the loan loss reserve, totaling $29.7 million, which were recorded in prior periods.

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

The fiscal 2006 modifications were intended to give the Company a measure of control of the outstanding loan program shares and to facilitate payment of the loans should the market value of the Company’s stock equal the principal and accrued interest on the management stock loans.  If a loan participant declines the offer to modify their management stock loan, their loan will continue to have the same terms and conditions that were previously approved in May 2004 by the Company’s Board of Directors, and their loans will be due at the earlier of March 30, 2008 or the Breakeven Date.  Consistent with the May 2004 modifications, stock loan participants will be unable to realize a gain on the loan program shares unless they pay cash to satisfy the promissory note obligation prior to the due date.  As of the closing date of the extension offer, which was substantially completed in June 2006, management stock loan participants holding approximately 3.5 million shares, or 94 percent of the remaining loan shares, elected to accept the extension offer and placed their management stock loan shares into the escrow account.  The Company is currently in the process of collecting amounts due from participants that declined to place their shares in the escrow account during fiscal 2006.

As a result of this modification, the Company reevaluated its accounting treatment regarding the loan shares and their inclusion in Basic EPS.  Since the management stock loan shares held in the escrow account continue to have the same income participation rights as other common shareholders, the Company has determined that the escrowed loan shares are participating securities as defined by EITF 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (FASC 260-10-45).  As a result, the management loan shares are included in the calculation of Basic EPS in periods of net income and excluded from Basic EPS in periods of net loss.

During fiscal 2009, the effective interest rate on the management stock loans was reduced to 1.65 percent, compounded annually, which was the “Mid-Term Applicable Federal Rate” on the date of the interest rate change.

The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and cash flows compared to full collection of the loans.

13.	FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The book value of our financial instruments at August 31, 2009 and 2008 approximated their fair values.  The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions.  Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2009 or 2008, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.  The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes:

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

Debt Obligations – At August 31, 2009, our debt obligations consisted of a variable-rate line of credit.  The interest rate on our line of credit obligation is variable and is adjusted to reflect current market interest rates that would be available to us for a similar instrument.  As a result, the carrying value of the outstanding balance on the line of credit approximates its fair value.

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

During the fiscal years ended August 31, 2009, 2008, and 2007, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies.  Because these contracts did not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized in current operations, and are used to offset a portion of the gains or losses of the related accounts.  The gains and losses on these contracts were recorded as a component of selling, general, and administrative expense in our consolidated statements of operations and had the following impact on the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2009	2008	2007

Losses on foreign exchange contracts	$(321)	$(487)	$(249)
Gains on foreign exchange contracts	105	36	119
Net losses on foreign exchange contracts	$(216)	$(451)	$(130)

At August 31, 2009, all of our foreign currency forward contracts were settled.

Interest Rate Risk Management – Due to the limited nature of our interest rate risk, we do not make regular use of interest rate derivatives, and we were not a party to any interest rate derivative instruments during the fiscal years ended August 31, 2009, 2008, and 2007.

14.  SHARE-BASED COMPENSATION PLANS

Overview

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant performance awards, unvested stock awards, employee stock purchase plan (ESPP) shares, and stock options.  In addition, our Board of Directors and shareholders may, from time to time, approve fully vested stock awards.  At August 31, 2009, our stock option incentive plan, which permits the granting of performance awards, unvested stock awards to employees, and incentive stock options had approximately 2,209,000 shares available for granting and our 2004 ESPP plan had approximately

777,000 shares authorized for purchase by plan participants.  The total cost of our share-based compensation plans for the fiscal years ended August 31, 2009, 2008, and 2007 were as follows (in thousands):

YEAR ENDED AUGUST 31,	2009	2008	2007

Performance awards	$-	$(1,338)	$835
Unvested share awards	427	969	481
Compensation cost of the ESPP	41	79	75
Stock options	-	31	3
	$468	$(259)	$1,394

The compensation cost of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying consolidated statements of operations, and no share-based compensation was capitalized during fiscal years 2009, 2008 or 2007.  The Company generally issues shares of common stock for its share-based compensation plans from shares held in treasury.  The following is a description of our share-based compensation plans.

Performance-Based Awards

Our shareholders have approved a performance based long-term incentive plan (the LTIP) that provides for annual grants of share-based performance awards to certain managerial personnel and executive management as directed by the Organization and Compensation Committee (the Compensation Committee) of the Board of Directors.  The LTIP performance awards cliff vest at the completion of a three-year performance period that begins on September 1 in the fiscal year of the grant and are valued at the closing price of our common stock on the grant date.  The number of common shares that are finally awarded to LTIP participants is variable and is based entirely upon the achievement of specified financial performance objectives during the three-year performance period.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the number of shares expected to be awarded based upon actual and estimated financial results of the Company compared to the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the estimated probable number of common shares to be awarded.

During the first quarter of fiscal 2009, the Compensation Committee approved LTIP awards for 205,700 shares of common stock (the target award) to be awarded if we achieve the specified financial results of grant, which were primarily based on cumulative operating income growth over the performance period ending August 31, 2011.  The fair value of our common stock was $4.60 per share on the grant date of the fiscal 2009 LTIP award.  However, due to ongoing organizational changes following the sale of the CSBU, the Company’s structure evolved to the extent that the fiscal 2009 LTIP award criteria were no longer consistent with our organization and performance goals and, in some cases, the approved award criteria were no longer measurable.  As a result of these changes, combined with financial performance during the first two quarters of the measurement period, the Company determined that no shares would be awarded to participants under the terms of the fiscal 2009 LTIP award.

During the third quarter of fiscal 2009, the Compensation Committee formally terminated the fiscal 2009 and fiscal 2007 LTIP awards because no shares were expected to be awarded to participants under the terms of these awards.  Accordingly, no compensation expense was recognized for LTIP awards during fiscal 2009.

As we completed our evaluations of the LTIP awards during fiscal 2008, we reduced the number of shares expected to be awarded under the fiscal 2007 and fiscal 2006 LTIP grants based on current financial performance and expected future financial performance.  As a result of these evaluations, we determined that no shares of common stock were expected to be awarded under any LTIP grant, and all previously recognized share-based compensation expense, which totaled $1.3 million, was reversed during fiscal 2008.  On August 31, 2008, the fiscal 2006 LTIP award expired with no shares granted to participants.  Adjustments to decrease share-based compensation resulting from the regular evaluation of LTIP awards totaled $0.4 million in fiscal 2007, and all previously recognized tax benefits, which totaled $0.3 million for the fiscal year ended August 31, 2007, were reversed in fiscal 2008.  There were no awards granted under the terms of the LTIP during the fiscal year ended August 31, 2008.

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

Board of Director Awards – The non-employee directors’ stock incentive plan (the Directors’ Plan) is designed to provide non-employee directors of the Company, who are ineligible to participate in our employee stock incentive plan, an opportunity to acquire an interest in the Company through the acquisition of shares of common stock.  Based upon a report from its external compensation consultant regarding competitive compensation practices for Boards of Directors of similar sized public companies, and to provide closer alignment with current and emerging market practices which support the Board’s stewardship role, the Compensation Committee approved changes to the fiscal 2009 and future awards under the Directors’ Plan.  These changes included: 1) a change from an annual grant of 4,500 shares to a whole-share grant equal to $40,000; 2) a change in the vesting period from three years to one year; 3) a change in the grant date from March 31 of each year to January (following the Annual Shareholders’ Meeting) of each year; and 4) a minimum stock ownership requirement for directors.  No previously granted awards were subject to these approved changes.

Under the provisions of the Directors’ Plan, we issued 66,112 shares, 36,000 shares, and 31,500 shares of our common stock to eligible members of the Board of Directors during the fiscal years ended August 31, 2009, 2008, and 2007.  The fair value of the shares awarded under the Directors’ Plan was $0.3 million, $0.3 million, and $0.2 million during fiscal 2009, 2008, and 2007, which was calculated on the grant date of the award.  The corresponding compensation cost is being recognized over the vesting period of the awards, which ranges from one to three years.  The cost of the common stock issued from treasury stock for these awards was $0.9 million, $0.6 million, and $0.5 million in fiscal years 2009, 2008, and 2007.

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

In the fourth quarter of fiscal 2008, our Board of Directors accelerated the vesting of all remaining outstanding unvested share awards previously granted to employees.  Based upon guidance in SFAS No. 123R, we determined that the accelerated vesting of these awards constituted modifications to the awards that required separate analysis for awards granted to CSBU employees and for awards granted to Organizational Solutions Business Unit (OSBU) and corporate employees.  Since the unvested share awards granted to CSBU employees would not have vested under the original terms of the award (due to the sale of CSBU assets), the CSBU awards were revalued on the date of the modification.  The fair value of our common stock was higher on the modification date than on the grant date, which resulted in $0.4 million of additional share-based compensation expense in the fourth quarter of fiscal 2008.  We determined that the OSBU and corporate awards would have vested under the original award terms, and based upon SFAS No. 123R, we accelerated the remaining unrecognized compensation cost, which increased share-based compensation by $0.2 million during the fourth quarter of fiscal 2008.  Following the accelerated vesting of these awards, we do not have any remaining unrecognized compensation cost for unvested share awards granted to employees.

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

The following information applies to our unvested stock awards for the fiscal year ended August 31, 2009:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested stock awards at August 31, 2008	94,500	$7.73
Granted	66,112	4.84
Forfeited	-	-
Vested	(27,000)	7.84
Unvested stock awards at August 31, 2009	133,612	$6.28

At August 31, 2009, there was $0.3 million of total unrecognized compensation cost related to unvested stock awards granted to our Board of Directors, which is expected to be recognized over the weighted-average vesting period of approximately one year.  Compensation expense related to our unvested stock awards totaled $0.4 million, $1.0 million, and $0.5 million in fiscal years 2009, 2008, and 2007, and the total recognized tax benefit from unvested stock awards totaled $0.2 million, $0.4 million, and $0.2 million for the fiscal years ended August 31, 2009, 2008, and 2007, respectively.  The intrinsic value of our unvested stock awards at August 31, 2009 was $0.7 million.

Employee Stock Purchase Plan

We have an employee stock purchase plan (Note 17) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of the Company’s common stock on the last trading day of the calendar month in each fiscal quarter.  Based upon guidance in SFAS No. 123R, we determined that the discount offered to employees under the ESPP is compensatory, and the amount is therefore expensed at each grant date.  During the fiscal year ended August 31, 2009, a total of 55,448 shares were issued to participants in the ESPP.

Stock Options

The Company has an incentive stock option plan whereby options to purchase shares of our common stock may be issued to key employees at an exercise price not less than the fair market value of the Company’s common stock on the date of grant.  The term, not to exceed ten years, and exercise period of each incentive stock option awarded under the plan are determined by a committee appointed by our Board of Directors.

Information related to stock option activity during the fiscal year ended August 31, 2009 is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price Per Share	Weighted Avg. Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Outstanding at August 31, 2008	2,027,800	$12.82
Granted	-
Exercised	(1,000)	6.56
Forfeited	(264,800)	9.18
Outstanding at August 31, 2009	1,762,000	$13.37	1.0	$50

Options vested and exercisable at August 31, 2009	1,762,000	$13.37	1.0	$50

Company policy generally allows terminated employees 90 days from the date of termination to exercise vested stock options.  However, in connection with the sale of our CSBU (Note 3) during fiscal 2008, we granted extensions to former CSBU employees, who had vested stock options, which allow the stock options to be exercised up to the original expiration date.  We determined that these extensions were modifications to the stock options under the guidance found in SFAS No. 123R.  The incremental compensation expense resulting from the modification of these stock options was calculated through the use of a Black-Scholes valuation model and totaled approximately $31,000, which was expensed during the fourth quarter of fiscal 2008 since the modified stock options were fully vested prior to the modification date.

The Company did not grant any stock options during the fiscal years ended August 31, 2009, 2008 or 2007, and has no remaining unamortized service cost related to granted stock options.

The following additional information applies to our stock options outstanding at August 31, 2009:

Range of Exercise Prices	Number Outstanding at August 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at August 31, 2009	Weighted Average Exercise Price
$2.78 – $2.78	18,000	0.3	$2.78	18,000	$2.78
$6.56 – $8.19	142,000	0.9	7.55	142,000	7.55
$14.00 – $14.00	1,602,000	1.0	14.00	1,602,000	14.00
	1,762,000			1,762,000

The Company received proceeds totaling approximately $7,000; $21,000; and $0.1 million in fiscal years 2009, 2008, and 2007 from the exercise of common stock options.  The intrinsic value of stock options exercised was $2,500; $0.1 million; and $0.3 million for the fiscal years ended August 31, 2009, 2008, and 2007, and the fair value of options that vested during fiscal 2008 and fiscal 2007 totaled $9,375 each year.  All stock options were fully vested on August 31, 2008.

15.  ACQUISITION OF COVEYLINK

Effective December 31, 2008, we acquired the assets of CoveyLink Worldwide, LLC (CoveyLink).  CoveyLink conducts seminars and training courses and provides consulting based upon the book The Speed of Trust by Stephen M.R. Covey, who is the son of our Vice Chairman of the Board of Directors.

Based primarily upon the guidance found in EITF Issue 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Production Assets or of a Business, we determined that the CoveyLink operation constituted a business, and we accounted for the acquisition of CoveyLink using the guidance found in SFAS No. 141, Business Combinations.  The purchase price was $1.0 million in cash plus or minus an adjustment for specified working capital and the costs necessary to complete the transaction, which resulted in a total initial purchase price of $1.2 million.  The previous owners of CoveyLink, which includes Stephen M.R. Covey, are also entitled to earn annual contingent payments based upon earnings growth over the next five years.  Based upon the preliminary purchase price allocation and evaluation of the assets acquired and liabilities assumed, we recorded a $0.4 million increase in our intangible assets, for the fair value of customer relationships and the practice leader agreement, and $0.5 million of goodwill (Note 5).  The entire amount of the acquired goodwill is expected to be deductible for income tax purposes.  We also acquired $0.6 million of net accounts receivable, $0.2 million of other assets, and $0.5 million of accounts payable and current accrued liabilities on the acquisition date.

The accompanying consolidated financial statements include the financial results of CoveyLink from January 1, 2009 through August 31, 2009.  However, the CoveyLink results of operations had an immaterial impact on our consolidated financial statements.

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

16.  SALE OF OPERATIONS IN BRAZIL AND MEXICO

During the fourth quarter of fiscal 2007 we completed the sales of our wholly-owned subsidiary located in Brazil and the training operations of our wholly-owned subsidiary in Mexico.  These operations were sold to third-party entities that will continue to conduct business in Brazil and Mexico as licensees and will be required to pay the Company royalties consistent with other foreign licensees.  Since we will continue to participate in the cash flows of these subsidiaries through royalty payments, which are based primarily upon the sales recorded by the licensees, and we expect to have significant continuing involvement in the operations of the licensees, we determined that the financial results of these subsidiaries should not be reported as discontinued operations in our consolidated statements of operations.  The financial results of these subsidiaries were previously reported in the international segment of the Organizational Solutions Business Unit.

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

Certain assets and liabilities that were previously held for sale in Mexico were retained by the Company and were reclassified as assets to be held and used at August 31, 2007.  We received promissory notes for the sales prices totaling $1.5 million, of which $1.2 million was due during fiscal 2008.  Due to the disposition of these subsidiaries, we recorded a $0.1 million benefit from the cumulative translation adjustment related to assets and liabilities sold, which was offset by expenses necessary to complete the transaction.  The net costs to complete the sales transactions resulted in an immaterial loss that was included in consolidated selling, general and administrative expenses for the year ended August 31, 2007.

17.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code.  These plans provide retirement benefits for employees meeting minimum age and service requirements.  Qualified participants may contribute up to 75 percent of their gross wages, subject to certain limitations.  These plans also provide for matching contributions to the participants that are paid by the Company.  The matching contributions, which were expensed as incurred, totaled $0.9 million, $1.5 million, and $1.5 million during the fiscal 2009, fiscal 2008, and fiscal 2007.  The Company does not sponsor or participate in any defined benefit pension plans.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each quarter.  A total of 55,448; 68,702; and 55,513 shares were issued to ESPP participants during the fiscal years ended August 31, 2009, 2008, and 2007, which had a corresponding cost basis of $0.7 million, $0.9 million, and $0.5 million, respectively.  The Company received cash proceeds from the ESPP participants totaling $0.3 million, $0.4 million, and $0.3 million for fiscal years 2009, 2008, and 2007.

Deferred Compensation Plan

We have a non-qualified deferred compensation (NQDC) plan that provided certain key officers and employees the ability to defer a portion of their compensation until a later date.  Deferred compensation amounts used to pay benefits were held in a “rabbi trust,” which invested in insurance contracts, various mutual funds, and shares of the Company’s common stock as directed by the plan participants.  However, due to legal changes resulting from the American Jobs Creation Act of 2004, the Company determined to cease compensation deferrals to the NQDC plan after December 31, 2004.  Following the cessation of deferrals to the NQDC plan, the number of participants remaining in the plan has steadily declined, and during the fourth quarter of fiscal 2009 our Board of Directors decided to partially terminate the NQDC plan.

Due to the partial termination of the plan, all of the NQDC trust assets were liquidated prior to August 31, 2009, except for shares of our common stock that are held for future distribution to plan participants.  Subsequent to August 31, 2009, the liquidated assets were distributed to plan participants, and the NQDC plan liability was paid in full.  The NQDC plan’s assets were liquidated for $0.3 million, which was received in cash prior to August 31, 2009, and the fair value of NQDC plan assets at August 31, 2008 was $0.5 million.  The NQDC plan’s liabilities totaled $0.5 million and $0.7 million at August 31, 2009 and 2008.  At August 31, 2009, the cost basis of the shares of our common stock held by the rabbi trust was $0.5 million.

We expensed charges totaling $0.1 million during each of the fiscal years ended August 31, 2009, 2008, and 2007 related to insurance premiums and external administration costs for our deferred compensation plan.

18.	INCOME TAXES

The benefit (provision) for income taxes consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2009	2008	2007
Current:
Federal	$33	$(39)	$(350)
State	35	(248)	(135)
Foreign	(1,812)	(2,906)	(2,109)
	(1,744)	(3,193)	(2,594)

Deferred:
Federal	4,846	(4,276)	(4,880)
State	279	(205)	(433)
Foreign	(68)	12	49
Change in valuation allowance	316	116	31
	5,373	(4,353)	(5,233)
	$3,629	$(7,546)	$(7,827)

Income from operations before income taxes consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2009	2008	2007
United States	$(14,390)	$8,857	$11,914
Foreign	(71)	4,216	3,378
	$(14,461)	$13,073	$15,292

The differences between income taxes at the statutory federal income tax rate and income taxes reported in our consolidated statements of operations were as follows:

YEAR ENDED AUGUST 31,	2009	2008	2007
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	2.2	3.5	3.7
Foreign jurisdictions tax differential	(1.6)	2.7	1.2
Tax differential on income subject to both U.S. and foreign taxes	(7.3)	8.5	4.3
Uncertain tax positions	-	(1.6)	(0.9)
Tax on management stock loan interest	(2.7)	5.3	5.2
Non-deductible executive compensation	(0.6)	2.2	-
Other	0.1	2.1	2.7
	25.1%	57.7%	51.2%

We paid significant amounts of withholding tax on foreign royalties during fiscal years 2009, 2008, and 2007.  However, no domestic foreign tax credits were available to offset the foreign withholding taxes during those years.

The Company accrues taxable interest income on outstanding management common stock loans (Note 12).  Consistent with the accounting treatment for these loans, the Company is not recognizing interest income for book purposes, thus resulting in a permanent book versus tax difference.

The significant components of our deferred tax assets and liabilities were comprised of the following (in thousands):

YEAR ENDED AUGUST 31,	2009	2008

Deferred income tax assets:
Net operating loss carryforward	$12,094	$7,815
Sale and financing of corporate headquarters	11,729	11,912
Investment in Franklin Covey Products	2,934	2,986
Foreign income tax credit carryforward	2,159	2,159
Impairment of Franklin Covey Products note receivable	1,395	-
Impairment of investment in Franklin Covey Coaching, LLC	1,151	1,701
Alternative minimum tax carryforward	847	881
Bonus and other accruals	725	1,135
Inventory and bad debt reserves	607	832
Sales returns and contingencies	454	414
Deferred compensation	334	503
Other	553	559
Total deferred income tax assets	34,982	30,897
Less: valuation allowance	(2,159)	(2,475)
Net deferred income tax assets	32,823	28,422

Deferred income tax liabilities:
Intangibles step-ups – definite lived	(10,867)	(11,863)
Intangibles step-ups – indefinite lived	(8,658)	(8,647)
Property and equipment depreciation	(6,728)	(7,294)
Intangible asset impairment and amortization	(2,803)	(2,018)
Unremitted earnings of foreign subsidiaries	(181)	(586)
Other	(104)	(85)
Total deferred income tax liabilities	(29,341)	(30,493)
Net deferred income taxes	$3,482	$(2,071)

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

YEAR ENDED AUGUST 31,	2009	2008

Current assets	$2,551	$2,472
Long-term assets	931	29
Long-term liabilities	-	(4,572)
Net deferred income tax asset (liability)	$3,482	$(2,071)

A federal net operating loss of $33.3 million was generated in fiscal 2003.  During fiscal years 2005 through 2008, a total of $29.6 million of the fiscal 2003 loss carryforward was utilized, leaving a remaining loss carryforward from fiscal 2003 of $3.7 million, which expires on August 31, 2023.  The federal net operating loss carryforward generated in fiscal 2004 totaled $21.2 million and expires on August 31, 2024.  In fiscal 2009, a federal net operating loss of $9.8 million was generated, which expires on August 31, 2029.  The total loss carryforward includes $1.3 million of deductions applicable to additional paid-in capital that will be credited once all loss carryforward amounts are utilized.

The state net operating loss carryforward of $33.3 million generated in fiscal 2003 was reduced by the utilization of $29.6 million during fiscal years 2005 through 2008 for a net carryforward amount of $3.7 million, which primarily expires between August 31, 2009 and August 31, 2018.  The state net operating loss carryforward of $21.2 million generated in fiscal 2004 primarily expires between August 31, 2009 and August 31, 2019.  The state net operating loss carryforward of $9.8 million generated in fiscal 2009 expires primarily between August 31, 2012 and August 31, 2024.

Our net operating loss carryforwards are effectively no longer limited by Section 382 of the Internal Revenue Code, since the amount of loss allowable in any future year under Section 382 exceeds our actual loss carryforward amount.

Our foreign income tax credit carryforward of $2.2 million that was generated during fiscal 2002 expires on August 31, 2012.

Valuation Allowance on Deferred Tax Assets

Although fiscal 2009 produced a domestic pre-tax book loss, we have determined that projected future taxable income is adequate to allow for realization of all domestic deferred tax assets, except for those related to foreign tax credits.  We considered sources of taxable income, including future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and reasonable, practical tax-planning strategies to generate additional taxable income.  Based on the factors described above, we concluded that realization of our domestic deferred tax assets, except for foreign tax credit carryforwards, is more likely than not at August 31, 2009.

To realize the benefit of our deferred income tax assets, we must generate total taxable income of approximately $100 million over the next 4 years.  Taxable income of approximately $59 million results from the reversal of temporary taxable differences.  The remaining taxable income of approximately $41 million must be generated by the operations of the Company.  The table below presents the pre-tax book income, significant book versus tax differences, and taxable income for the years ended August 31, 2009, 2008, and 2007 (in thousands).

YEAR ENDED AUGUST 31,	2009	2008	2007

Domestic pre-tax book income	$(14,390)	$8,857	$11,914
Deferred taxable loss on sale of assets to Franklin Covey Products	-	4,431	-
Deferred gain for book purposes on sale of assets to Franklin Covey Products	-	2,755	-
Impairment of note receivable from Franklin Covey Products	3,706	-	-
Interest on management common stock loans	1,133	1,968	2,243
Property and equipment depreciation and dispositions	1,480	(10,420)	1,170
Amortization/write-off of intangible assets	(1,010)	(2,039)	(2,814)
Changes in accrued liabilities	(806)	(2,588)	(1,217)
Share-based compensation	187	(1,144)	933
Deduction for foreign income taxes	(1,410)	(1,260)	(951)
Actual and deemed foreign dividends	930	604	439
Other book versus tax differences	341	156	44
	$(9,839)	$1,320	$11,761

Adoption of FIN 48

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FASC 740-10-05).  This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  Interpretation No. 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting for income taxes in interim periods, and requires increased disclosure of various income tax items.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

YEAR ENDED AUGUST 31,	2009	2008
Beginning balance	$4,232	$4,349
Additions based on tax positions related to the current year	434	267
Additions for tax positions in prior years	51	31
Reductions for tax positions of prior years resulting from the lapse of applicable statute of limitations	(271)	(292)
Other reductions for tax positions of prior years	(221)	(123)
Ending balance	$4,225	$4,232

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.0 million.  Included in the ending balance of gross unrecognized tax benefits is $3.1 million related to individual states’ net operating loss carryforwards.  Interest and penalties related to uncertain tax positions are recognized as components of income tax expense.  The net accruals and reversals of interest and penalties increased income tax expense by an insignificant amount in fiscal 2009 and reduced income tax expense by a total of $0.1 million during fiscal 2008.  The balance of interest and penalties included on our consolidated balance sheet at August 31, 2009 and 2008 is $0.2 million and $0.1 million, respectively.  As a result of the lapse of applicable statutes of limitations, during the next 12 months we expect a decrease of approximately $0.5 million in unrecognized tax benefits primarily related to international transactions.

We file United States federal income tax returns as well as income tax returns in various states and foreign jurisdictions.  The tax years that remain subject to examinations for the Company’s major tax jurisdictions are shown below.  Additionally, any net operating losses that were generated in prior years and utilized in these years may be subject to examination.

2002-2009	Canada
2004-2009	Japan, United Kingdom
2005-2009	United States – state and local income tax
2006-2009	United States – federal income tax

19.	EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate.  Due to modifications to our management stock loan program (Note 12), we determined that the shares of management stock loan participants that were placed in the escrow account are participating securities as defined by EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (FASC 260-10-45), because they continue to have equivalent common stock dividend rights.  Accordingly, these management stock loan shares are included in our basic EPS calculation during periods of net income and excluded from the basic EPS calculation in periods of net loss.

During fiscal 2009, we adopted the provisions of FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP EITF 03-6-1) (FASC 260-10-45).  This pronouncement requires unvested share-based compensation instruments that have participation rights in dividends or undistributed earnings to be considered participating securities for purposes of determining EPS.  Our unvested share awards granted to members of our board of directors (and employees in previous periods) have participation rights as described in FSP EITF 03-6-1 on the same basis as outstanding shares of common stock and were determined to be participating securities.  However, these unvested shares are not obligated to participate in undistributed losses and are thus excluded from the EPS calculation in periods of net loss.  The provisions of FSP EITF 03-6-1 require all prior period EPS data to be adjusted retrospectively.  However, due to the relatively small number of unvested share-based compensation instruments outstanding during periods of net income presented below, the adoption of FSP EITF 03-6-1 did not change our reported EPS, and we have elected to present the EPS calculation consistent with prior periods.  The Company anticipates that the provisions of FSP EITF 03-6-1 will continue to be immaterial in future periods based on expected grants of unvested share awards.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

YEAR ENDED AUGUST 31,	2009	2008	2007
Net income (loss)	$(10,832)	$5,527	$7,465
Preferred stock dividends	-	-	(2,215)
Net income (loss) available to common shareholders	$(10,832)	$5,527	$5,250

Weighted average common shares outstanding – Basic	13,406	19,577	19,593
Effect of dilutive securities(1):
Stock options	-	10	29
Unvested stock awards	-	213	266
Common stock warrants(2)	-	122	-
Weighted average common shares outstanding – Diluted	13,406	19,922	19,888

Basic EPS	$(.81)	$.28	$.27
Diluted EPS	$(.81)	$.28	$.26

(1)
Since the Company recognized net income for the fiscal years ended August 31, 2008 and 2007, basic weighted average shares for those periods include 3.5 million shares of common stock held by management stock loan participants that were placed in escrow.  These shares were excluded from basic weighted-average shares for the fiscal year ended August 31, 2009.

(2)	For the fiscal years ended August 31, 2009 and 2007, the conversion of 6.2 million common stock warrants is not assumed because such conversion would be anti-dilutive.

At August 31, 2009, 2008, and 2007, we had 1.7 million, 1.8 million, and 1.9 million stock options outstanding (Note 14) that were not included in the calculation of diluted weighted average shares outstanding for those periods because the options’ exercise prices were greater than the average market price of our common stock.  We also have 6.2 million common stock warrants outstanding that have an exercise price of $8.00 per share (Note 11).  These warrants, which expire in March 2013, and the out-of-the-money stock options described above will have a more pronounced dilutive impact on our EPS calculation in future periods if the market price of our common stock increases.

20.	SEGMENT INFORMATION

Reportable Segments

Prior to the sale of the CSBU (Note 3), the Company had two operating segments:  the Organizational Solutions Business Unit (OSBU) and the CSBU.  Following the sale, our operations constitute one reportable segment.  However, to improve comparability, the amounts presented in the table below reflect fiscal 2009 and fiscal 2008 operating results based upon the previously defined segments and include the impact of the sale of the CSBU, which closed during the fourth quarter of fiscal 2008.  The following is a description of these segments, their primary operating components, and their significant business activities:

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

The Company’s chief operating decision maker is the Chief Executive Officer (CEO), and the primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (EBITDA), which may not be calculated as similarly titled amounts calculated by other companies.  For segment reporting purposes, our consolidated EBITDA can be calculated as income or loss from operations excluding depreciation, amortization, the gain from the sale of CSBU in fiscal 2008, and the gain from the sale of a manufacturing facility in fiscal 2007.

The fiscal 2009 restructuring charge totaled $2.0 million, of which $1.9 million was allocated to the domestic division and $0.1 million was allocated to the international division.  The fiscal 2009 asset impairment charge of $3.6 million was expensed through our corporate operations.  The fiscal 2008 restructuring charge, which totaled $2.1 million, was allocated $1.1 million to domestic and $1.0 million to international.  The $1.5 million asset impairment was attributed to domestic financial results in the following segment information.

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  During fiscal 2009, we closed our directly owned Canadian office and assigned our Canadian sales and support personnel to various domestic sales regions.  Accordingly, the results of our Canadian operations are now included in the domestic component of the OSBU segment.  We also made other less significant organizational changes during fiscal 2009.  All prior period segment information has been revised to conform to the most recent classifications and organizational changes, and we account for our segment information on the same basis as the accompanying consolidated financial statements.

SEGMENT INFORMATION
(in thousands)
Fiscal Year Ended August 31, 2009	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization	Segment Assets	Capital Expenditures
Organizational Solutions Business Unit:
Domestic	$83,193	$48,808	$(5,212)	$2,304	$3,748	$75,743	$3,397
International	43,369	29,883	11,441	377	13	13,766	343
Total OSBU	126,562	78,691	6,229	2,681	3,761	89,509	3,740

Consumer Solutions Business Unit:
Retail	-	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-	-
Wholesale	-	-	-	-	-	-	-
CSBU International	-	-	-	-	-	-	-
Other CSBU	-	-	-	-	-	-	-
Total CSBU	-	-	-	-	-	-	-
Total operating segments	126,562	78,691	6,229	2,681	3,761	89,509	3,740
Corporate and eliminations	3,556	1,722	(9,375)	1,851	-	54,369	94
Consolidated	$130,118	$80,413	$(3,146)	$4,532	$3,761	$143,878	$3,834

Fiscal Year Ended August 31, 2008
Organizational Solutions Business Unit:
Domestic	$99,308	$62,237	$374	$1,407	$3,596	$85,016	$4,796
International	50,179	36,201	15,368	778	7	16,190	521
Total OSBU	149,487	98,438	15,742	2,185	3,603	101,206	5,317

Consumer Solutions Business Unit:
Retail	42,167	25,474	2,849	697	-	-	263
Consumer direct	38,662	22,657	14,667	233	-	-	110
Wholesale	16,970	9,266	8,788	-	-	-	-
CSBU International	7,259	3,802	1,244	40	-	-	-
Other CSBU	2,177	310	(19,341)	391	-	-	912
Total CSBU	107,235	61,509	8,207	1,361	-	-	1,285
Total operating segments	256,722	159,947	23,949	3,546	3,603	101,206	6,602
Corporate and eliminations	2,471	1,081	(7,786)	2,146	-	76,471	401
Consolidated	$259,193	$161,028	$16,163	$5,692	$3,603	$177,677	$7,003

Fiscal Year Ended August 31, 2007
Organizational Solutions Business Unit:
Domestic	$99,248	$64,238	$10,477	$893	$3,599	$85,949	$6,193
International	51,734	35,292	12,135	690	8	17,715	628
Total OSBU	150,982	99,530	22,612	1,583	3,607	103,664	6,821

Consumer Solutions Business Unit:
Retail	54,316	31,932	4,666	735	-	8,607	1,761
Consumer direct	48,018	27,829	18,509	222	-	620	358
Wholesale	17,991	10,087	9,475	-	-	-	-
CSBU International	7,342	4,373	894	-	-	-	-
Other CSBU	3,336	221	(22,561)	1,187	-	9,052	5,503
Total CSBU	131,003	74,442	10,983	2,144	-	18,279	7,622
Total operating segments	281,985	173,972	33,595	3,727	3,607	121,943	14,443
Corporate and eliminations	2,140	733	(8,110)	1,667	-	74,238	678
Consolidated	$284,125	$174,705	$25,485	$5,394	$3,607	$196,181	$15,121

Capital expenditures in the OSBU domestic segment include $1.8 million, $4.0 million, and $5.1 million of spending on capitalized curriculum during the fiscal years ended August 31, 2009, 2008 and 2007, respectively.

A reconciliation of reportable segment EBITDA to consolidated income (loss) before taxes is provided below (in thousands):

YEAR ENDED AUGUST 31,	2009	2008	2007
Reportable segment EBITDA	$6,229	$23,949	$33,595
Corporate expenses	(9,375)	(7,786)	(8,110)
Consolidated EBITDA	(3,146)	16,163	25,485
Gain on sale of CSBU assets	-	9,131	-
Gain on sale of manufacturing facility	-	-	1,227
Depreciation	(4,532)	(5,692)	(5,394)
Amortization	(3,761)	(3,603)	(3,607)
Consolidated income (loss) from operations	(11,439)	15,999	17,711
Interest income	27	157	717
Interest expense	(3,049)	(3,083)	(3,136)
Income (loss) before income taxes	$(14,461)	$13,073	$15,292

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

Corporate assets, such as cash, accounts receivable, and other assets are not generally allocated to business segments for business analysis purposes.  However, inventories, intangible assets, goodwill, identifiable fixed assets, and certain other assets are classified by segment.  A reconciliation of segment assets to consolidated assets is as follows (in thousands):

AUGUST 31,	2009	2008	2007
Reportable segment assets	$89,509	$101,206	$121,943
Corporate assets	54,513	78,010	76,047
Intercompany accounts receivable	(144)	(1,539)	(1,809)
	$143,878	$177,677	$196,181

Enterprise-Wide Information

Our revenues are derived primarily from the United States.  However, we also operate wholly-owned offices or contract with licensees to provide products and services in various countries throughout the world.  Our consolidated revenues were derived from the following countries (in thousands):

YEAR ENDED AUGUST 31,	2009	2008	2007
Net sales:
United States	$82,437	$197,181	$219,152
Japan	23,939	25,611	24,166
Canada	6,555	10,389	8,400
United Kingdom	5,235	10,174	9,843
Australia	3,314	4,313	4,016
Singapore	1,652	1,443	1,306
Brazil/South America	1,039	1,283	4,314
Korea	917	1,234	1,377
Indonesia/Malaysia	706	794	710
Mexico	138	1,905	4,362
Others	4,186	4,866	6,479
	$130,118	$259,193	$284,125

At August 31, 2009, we had wholly-owned offices in Australia, Japan, and the United Kingdom.  Our long-lived assets were held in the following locations for the periods indicated (in thousands):

AUGUST 31,	2009	2008	2007
Long-lived assets:
United States	$101,335	$106,878	$121,279
Americas	-	2,230	2,433
Japan	1,835	1,509	1,453
United Kingdom	410	258	976
Australia	156	141	387
	$103,736	$111,016	$126,528

Inter-segment sales were immaterial and are eliminated in consolidation.

21.	RELATED PARTY TRANSACTIONS

The Company pays the Vice-Chairman and a former Vice-Chairman of the Board of Directors a percentage of the proceeds received for seminars that they present.  During the fiscal years ended August 31, 2009, 2008, and 2007, we expensed charges totaling $1.4 million, $2.9 million, and $2.0 million to the Vice-Chairman and former Vice Chairman for their seminar presentations.  We also pay the Vice-Chairman and former Vice-Chairman a percentage of the royalty proceeds received from the sale of certain books that were authored by them.  During fiscal 2009, 2008, and 2007, we expensed $0.2 million, $0.3 million, and $0.2 million for royalties to the Vice-Chairman and former Vice-Chairman under these agreements.  At August 31, 2009 and 2008, we had accrued $0.8 million and $0.6 million payable to the Vice-Chairman and former Vice-Chairman under the forgoing agreements.  These amounts were included as a component of accrued liabilities in our consolidated balance sheets.

We pay a son of the Vice-Chairman of the Board of Directors, who is also an employee of the Company, a percentage of the royalty proceeds received from the sales of certain books authored by the son of the Vice-Chairman.  During the fiscal years ended August 31, 2009, 2008, and 2007, we expensed $0.1 million, $0.7 million, and $0.4 million to the son of the Vice-Chairman for these royalties and had $0.1 million accrued at August 31, 2009 and 2008 as payable under the terms of this arrangement.  These amounts are included in accrued liabilities in our consolidated balance sheets.

During fiscal 2006, we signed a non-exclusive license agreement for certain intellectual property with a son of the Vice-Chairman of the Board of Directors, who was previously an officer of the Company and a member of our Board of Directors.  We are required to pay the son of the Vice-Chairman royalties for the use of certain intellectual property developed by the son of Vice-Chairman.  The amount expensed for these royalties due to the son of the Vice-Chairman totaled $0.5 million, $0.3 million, and $0.2 million during the fiscal years ended August 31, 2009, 2008, and 2007, respectively.  During fiscal 2009, we acquired CoveyLink (Note 15), which was owned by this son of the Vice-Chairman, and signed an amended license agreement as well as a speaker services agreement.  Based on the provisions of the speakers’ services agreement, we pay the son of the Vice-Chairman a portion of the speaking revenues received for his presentations.  During fiscal 2009, we expensed $0.8 million for payment from these presentations, which are based upon the concepts found in The Speed of Trust, which was authored by the son of the Vice-Chairman.

As part of a preferred stock offering to a private investor, an affiliate of the investor, who was then a director of the Company, was named as the Chairman of the Board of Directors and was later elected as CEO.  This individual continues to serve as our Chairman of the Board and CEO at August 31, 2009.  In addition, one of the affiliates of the private investor was named to our Board of Directors and continues to serve in that position.  In connection with the preferred stock offering, we paid an affiliate of the investor $0.1 million during the fiscal year ended August 31, 2007 for monitoring fees, which were eventually eliminated by redemptions of outstanding Series A preferred stock.

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

Changes in Internal Control Over Financial Reporting

As previously noted in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 29, 2009, and Quarterly Reports on Form 10-Q for the quarterly periods in fiscal 2009, we determined that material weaknesses existed at our Japan subsidiary that relate to: 1) the lack of controls to ensure the approval and appropriate accounting treatment of non-standard shipping terms on product sales and 2) the calculation of inventory reserves which was not designed in a manner to evaluate obsolescence at the individual product level.  In order to address these material weaknesses, we have designed and implemented controls to require the approval of non-standard shipping terms on product sales and to require the approval of the inventory reserve calculation in Japan.  We have also significantly strengthened management oversight of the accounting function in Japan through the use of our corporate accounting and finance group.

We have monitored the operating effectiveness of these controls during fiscal 2009 and have determined that these material weaknesses were remediated at August 31, 2009.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)), other than described above, during the fourth quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

There was no information to be disclosed in a current Report on Form 8-K during fourth quarter of fiscal 2009 that was not previously reported.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is incorporated by reference to the sections entitled “Nominees for Election to the Board of Directors,” “Directors Whose Terms of Office Continue,” “Executive Officers,” “Section 16(a) Beneficial Ownership Compliance,” “Corporate Governance,” and “Board of Director Meetings and Committees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 29, 2010.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 29, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	[a]	[b]	[c]
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders(1)(2)	1,762	$13.37	2,209

(1)	Excludes 133,612 shares of unvested (restricted) stock awards that are subject to forfeiture.

(2)	As of August 31, 2009, all previously awarded long-term incentive plan (LTIP) awards were either expired or cancelled, and these awards have no impact upon the amounts disclosed.

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 29, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 29, 2010.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees” in the Company’s definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 29, 2010.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)         List of documents filed as part of this report:

1.
Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2009, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2009 and 2008

Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) for the years ended August 31, 2009, 2008, and 2007

Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows for the years ended August 31, 2009, 2008, and 2007

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

3.	Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
2.1	Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(19)
2.2	Amendment to Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(20)
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(8)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey (Appendix C)	(12)

3.3	Amended and Restated Bylaws of the Registrant	(1)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)
4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(5)
4.3	Registration Rights Agreement, dated June 2, 1999	(5)
4.4	Restated Shareholders Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(8)
4.5	Restated Registration Rights Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(8)
10.1*	Amended and Restated 1992 Employee Stock Purchase Plan	(3)
10.2*	Amended and Restated 2000 Employee Stock Purchase Plan	(6)
10.3*	Amended and Restated 2004 Employee Stock Purchase Plan	(15)
10.4*	Amended and Restated 1992 Stock Incentive Plan	(4)
10.5*	First Amendment to Amended and Restated 1992 Stock Incentive Plan	(16)
10.6*	Third Amendment to Amended and Restated 1992 Stock Incentive Plan	(17)
10.7*	Fifth Amendment to the Franklin Covey Co. Amended and Restated 1992 Stock Incentive Plan (Appendix A)	(12)
10.8*	Forms of Nonstatutory Stock Options	(1)
10.9*	Amended and Restated Option Agreement, dated December 8, 2004, by and between the Company and Robert A. Whitman	(7)
10.10	Restated Monitoring Agreement, dated as of March 8, 2005, between the Company and Hampstead Interests, LP	(8)
10.11	Warrant, dated March 8, 2005, to purchase 5,913,402 shares of Common Stock issued by the Company to Knowledge Capital Investment Group	(8)
10.12	Form of Warrant to purchase shares of Common Stock to be issued by the Company to holders of Series A Preferred Stock other than Knowledge Capital Investment Group	(8)
10.13*	Franklin Covey Co. 2004 Non-Employee Directors’ Stock Incentive Plan	(9)
10.14*	The first amendment to the Franklin Covey Co. 2004 Non-Employee Director Stock Incentive Plan, (Appendix B)	(12)
10.15*	Form of Option Agreement for the 2004 Non-Employee Directors Stock Incentive Plan	(9)
10.16*	Form of Restricted Stock Agreement for the 2004 Non-Employees Directors Stock Incentive Plan	(9)
10.17	Master Lease Agreement between Franklin SaltLake LLC (Landlord) and Franklin Development Corporation (Tenant)	(10)
10.18	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(10)

10.19	Redemption Extension Voting Agreement between Franklin Covey Co. and Knowledge Capital Investment Group, dated October 20, 2005	(11)
10.20	Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated April 1, 2001	(13)
10.21	Additional Services Addendum No. 1 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(13)
10.22	Amendment No. 2 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(13)
10.23	Amendment No. 6 to the Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services L.L.C. dated April 1, 2006	(14)
10.24	Revolving Line of Credit Agreement ($18,000,000) by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 14, 2007	(18)
10.25	Secured Promissory Note between JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 14, 2007	(18)
10.26	Security Agreement between Franklin Covey Co., Franklin Covey Printing, Inc., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Catalog Sales, Inc., Franklin Covey Client Sales, Inc., Franklin Covey Product Sales, Inc., Franklin Covey Services LLC, Franklin Covey Marketing, LTD., and JPMorgan Chase Bank, N.A. and Zions First National Bank, dated March 14, 2007	(18)
10.27	Repayment Guaranty between Franklin Covey Co., Franklin Covey Printing, Inc., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Catalog Sales, Inc., Franklin Covey Client Sales, Inc., Franklin Covey Product Sales, Inc., Franklin Covey Services LLC, Franklin Covey Marketing, LTD., and JPMorgan Chase Bank N.A., dated March 14, 2007	(18)
10.28	Pledge and Security Agreement between Franklin Covey Co. and JPMorgan Chase Bank, N.A. and Zions First National Bank, dated March 14, 2007	(18)
10.29	Revolving Line of Credit Agreement ($7,000,000) by and between Zions First National Bank and Franklin Covey Co. dated March 14, 2007	(18)
10.30	Secured Promissory Note between Zions First National Bank and Franklin Covey Co. dated March 14, 2007	(18)

10.31	Repayment Guaranty between Franklin Covey Co., Franklin Covey Printing, Inc., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Catalog Sales, Inc., Franklin Covey Client Sales, Inc., Franklin Covey Product Sales, Inc., Franklin Covey Services LLC, Franklin Covey Marketing, LTD., and Zions First National Bank, dated March 14, 2007	(18)
10.32	Master License Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(21)
10.33	Supply Agreement between Franklin Covey Products, LLC and Franklin Covey Product Sales, Inc.	(21)
10.34	Master Shared Services Agreement between The Franklin Covey Products Companies and the Shared Services Companies	(21)
10.35	Amended and Restated Operating Agreement of Franklin Covey Products, LLC	(21)
10.36	Sublease Agreement between Franklin Development Corporation and Franklin Covey Products, LLC	(21)
10.37	Sub-Sublease Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(21)
10.38	Loan Modification Agreement between Franklin Covey Co. and JPMorgan Chase Bank, N.A. dated July 8, 2008	(21)
10.39	General Services Agreement between Franklin Covey Co. and Electronic Data Systems (EDS) dated October 27, 2008	(22)
10.40*	Second Amendment to the Franklin Covey Co. Non-Employee Directors Stock Incentive Plan	(23)
10.41	Asset Purchase Agreement by and Among Covey/Link LLC, CoveyLink Worldwide LLC, Franklin Covey Co., and Franklin Covey Client Sales, Inc. dated December 31, 2008	(24)
10.42	Amended and Restated License of Intellectual Property by and Among Franklin Covey Co. and Covey/Link LLC, dated December 31, 2008	(24)
10.43	Loan Modification Agreement between Franklin Covey Co. and JPMorgan Chase Bank, N.A. dated November 11, 2009	(25)
21	Subsidiaries of the Registrant		éé
23	Consent of Independent Registered Public Accounting Firm		éé
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		éé
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer		éé
32	Section 1350 Certifications		éé
99.1	Report of KPMG LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statement Schedule for the years ended August 31, 2009, 2008, and 2007		éé
99.2	Financial Statement Schedule II – Valuation and Qualifying Accounts and Reserves.		éé

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.

(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.
(3)	Incorporated by reference to Report on Form 10-K filed November 27, 1992, for the year ended August 31, 1992.**
(4)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on January 3, 1994, Registration No. 33-73728.
(5)	Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 14, 1999). Registration No. 005-43123.
(6)	Incorporated by reference to Report on Form S-8 filed with the Commission on May 31, 2000, Registration No. 333-38172.
(7)	Incorporated by reference to Report on Form 8-K filed with the Commission on December 14, 2004.**
(8)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.**
(9)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 25, 2005.**
(10)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 27, 2005.**
(11)	Incorporated by reference to Report on Form 8-K filed with the Commission on October 24, 2005.**
(12)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 12, 2005.**
(13)	Incorporated by reference to Report on Form 10-Q filed July 10, 2001, for the quarter ended May 26, 2001.**
(14)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 5, 2006.**
(15)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on February 1, 2005.**
(16)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A dated November 5, 1993.**
(17)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 3, 1999.**
(18)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 19, 2007.**
(19)	Incorporated by reference to Report on Form 8-K/A filed with the Commission on May 29, 2008.**
(20)	Incorporated by reference to Report on Form 10-Q filed July 10, 2008, for the Quarter ended May 31, 2008.**
(21)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 11, 2008.**
(22)	Incorporated by reference to Report on Form 10-K filed with the Commission on November 14, 2008.**
(23)	Incorporated by reference to Report on Form 10-Q filed with the Commission on January 13, 2009.**
(24)	Incorporated by reference to Report on Form 10-Q filed with the Commission on April 9, 2009.**
(25)	Incorporated by reference to Report on Form 8-K filed with the Commission on November 16, 2009.**
éé	Filed herewith and attached to this report.
*	Indicates a management contract or compensatory plan or agreement.
**	Registration No. 001-11107.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 16, 2009.

FRANKLIN COVEY CO.

By:	/s/ Robert A. Whitman
Robert A. Whitman Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert A. Whitman	Chairman of the Board and Chief Executive Officer	November 16, 2009
Robert A. Whitman
/s/ Stephen R. Covey	Vice-Chairman of the Board	November 16, 2009
Stephen R. Covey
/s/ Clayton M. Christensen	Director	November 16, 2009
Clayton M. Christensen
/s/ Robert H. Daines	Director	November 16, 2009
Robert H. Daines
/s/ E.J. “Jake” Garn	Director	November 16, 2009
E.J. “Jake” Garn
/s/ Dennis G. Heiner	Director	November 16, 2009
Dennis G. Heiner
/s/ Donald J. McNamara	Director	November 16, 2009
Donald J. McNamara
/s/ Joel C. Peterson	Director	November 16, 2009
Joel C. Peterson
/s/ E. Kay Stepp	Director	November 16, 2009
E. Kay Stepp