Form 10-Q
period 2009-11-28
FRANKLIN COVEY CO
filed 2010-01-07
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2009

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

16,888,727 shares of Common Stock as of January 2, 2010

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	November 28, 2009	August 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,148	$1,688
Accounts receivable, less allowance for doubtful accounts of $900 and $879	24,503	22,877
Inventories	6,595	6,770
Deferred income taxes	2,617	2,551
Income taxes receivable	246	508
Prepaid expenses and other assets	8,581	5,748
Total current assets	43,690	40,142

Property and equipment, net	21,857	22,629
Intangible assets, net	68,037	68,994
Goodwill	505	505
Other assets	10,587	11,608
	$144,676	$143,878

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$648	$621
Line of credit	11,162	12,949
Accounts payable	8,656	8,758
Accrued liabilities	22,606	20,976
Total current liabilities	43,072	43,304

Financing obligation, less current portion	30,922	31,098
Other liabilities	545	472
Total liabilities	74,539	74,874

Shareholders’ equity:
Common stock – $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	183,436	183,436
Common stock warrants	7,597	7,597
Retained earnings	14,228	13,980
Accumulated other comprehensive income	2,660	1,961
Treasury stock at cost, 10,065 and 10,080 shares	(139,137)	(139,323)
Total shareholders’ equity	70,137	69,004
	$144,676	$143,878

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Quarter Ended
	November 28, 2009	November 29, 2008
	(unaudited)

Net sales:
Training and consulting services	$30,257	$30,481
Products	2,846	3,681
Leasing	798	919
	33,901	35,081
Cost of sales:
Training and consulting services	10,381	11,023
Products	1,612	1,886
Leasing	394	475
	12,387	13,384
Gross profit	21,514	21,697

Selling, general, and administrative	17,694	20,610
Depreciation	974	903
Amortization	962	902
Income (loss) from operations	1,884	(718)

Interest income	3	53
Interest expense	(718)	(828)
Income (loss) before income taxes	1,169	(1,493)
Income tax benefit (provision)	(921)	924
Net income (loss)	$248	$(569)

Net income (loss) per share:
Basic	$.01	$(.04)
Diluted	$.01	$(.04)

Weighted average number of common shares:
Basic	16,958	13,378
Diluted	17,050	13,378

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Quarter Ended
	November 28, 2009	November 29, 2008
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$248	$(569)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,936	1,813
Amortization of capitalized curriculum costs	585	593
Deferred income taxes	493	(499)
Share-based compensation expense	135	70
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	(1,302)	944
Decrease in inventories	463	670
Decrease (increase) in other assets	(2,582)	1,347
Increase (decrease) in accounts payable and accrued liabilities	1,325	(3,975)
Increase (decrease) in other long-term liabilities	61	(191)
Increase (decrease) in income taxes payable/receivable	261	(1,885)
Net cash provided by (used for) operating activities	1,623	(1,682)

Cash flows from investing activities:
Purchases of property and equipment	(129)	(585)
Curriculum development costs	(86)	(412)
Net cash used for investing activities	(215)	(997)

Cash flows from financing activities:
Proceeds from line of credit borrowing	13,066	33,337
Payments on line of credit borrowing	(14,853)	(14,562)
Principal payments on financing obligation	(157)	(165)
Proceeds from sales of common stock from treasury	62	115
Purchase of treasury shares	(10)	(28,222)
Net cash used for financing activities	(1,892)	(9,497)

Effect of foreign exchange rates on cash and cash equivalents	(56)	(238)
Net decrease in cash and cash equivalents	(540)	(12,414)
Cash and cash equivalents at beginning of the period	1,688	15,904
Cash and cash equivalents at end of the period	$1,148	$3,490

Supplemental disclosure of cash flow information:
Cash paid for interest	$710	$784
Cash paid for income taxes, net of cash received	168	1,559

Non-cash investing and financing activities:
Acquisition of property and equipment through accounts payable	$99	$759

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a leading global provider of execution, leadership, and personal-effectiveness training.  We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service.  To achieve this level of service, we operate four regional sales offices in the United States; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculum and provide services in over 150 other countries and territories around the world.  Our business-to-business service builds on our expertise in training, consulting, and technology that is designed to help our clients define great performance and execute at the highest levels.  We also help clients accelerate great performance through education in management skills, relationship skills, and individual effectiveness, and can provide personal-effectiveness literature and electronic educational solutions to our clients as needed.  Our services and products are available through professional consulting services, public workshops, and the Internet at www.franklincovey.com, and our best-known offerings in the marketplace include a suite of individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People.

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that will end on November 28, 2009, February 27, 2010, and May 29, 2010 during fiscal 2010.  Under the modified 52/53-week fiscal year, the quarter ended November 28, 2009 had one less business day than the quarter ended November 29, 2008.  Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

The results of operations for the quarter ended November 28, 2009 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2010, or for any future periods.

Subsequent events have been evaluated through January 7, 2010, the date of issuance of our unaudited condensed consolidated financial statements.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	November 28, 2009	August 31, 2009

Finished goods	$6,301	$6,542
Raw materials	294	228
	$6,595	$6,770

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Line of Credit

We have a revolving line of credit facility, as amended, that provides $13.5 million of available borrowing capacity (the Line of Credit).  The Line of Credit expires on March 14, 2010, and we may draw on the credit facility, repay, and draw again, on a revolving basis, up to the maximum loan amount available so long as no event of default has occurred and is continuing.  We may use the Line of Credit for general corporate purposes as well as for other transactions, unless specifically prohibited by the terms of the Line of Credit.  The Line of Credit also contains customary representations and guarantees as well as provisions for repayment and liens.  We are currently in negotiations with our lender on the Line of Credit to renew or extend the Line of Credit.  We believe that we will be successful in obtaining a new or extended line of credit from our current lender during our second quarter of fiscal 2010.

In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including: (i) a funded debt-to-earnings ratio; (ii) a fixed charge coverage ratio; (iii) a limitation on annual capital expenditures; and (iv) a defined amount of minimum net worth.  In the event of noncompliance with these financial covenants and other defined events of default, the lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit.  Based on our forecasts for fiscal 2010, we identified the risk of non-compliance with certain of the financial covenants required by our line of credit facility for the quarterly measurement periods ending November 28, 2009 and February 27, 2010.  In order to address the risk of non-compliance, we obtained a modification to the Line of Credit (the Third Modification Agreement) in November 2009.  The Third Modification Agreement relaxed the funded debt to earnings ratio and fixed charge coverage ratio and increased the effective interest rate from LIBOR plus 2.0 percent to LIBOR plus 3.5 percent (3.7 percent at November 28, 2009).  We believe that we were in compliance with the financial covenants of the line of credit for the quarter ended November 28, 2009.

Liquidity

At November 28, 2009 our line of credit has a remaining maturity of less than one year and is therefore classified as a current obligation on our consolidated balance sheet.  We are currently in negotiations to renew the line of credit to ensure the future availability of liquidity through this facility.  We believe that we will be successful in obtaining a new or extended line of credit from our lender.  Additional potential sources of liquidity include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  However, no assurance can be provided that we will obtain a new or extended line of credit or obtain additional financing from other sources on terms that would be acceptable to us.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.  If we are unsuccessful in obtaining a renewal or extension of our line of credit, or additional financing, we believe that cash flows from operations combined with a number of initiatives we would implement in the months preceding the due date will create sufficient liquidity to pay down the required outstanding balance on the line of credit.  These initiatives include deferral of capital purchases for externally developed curriculum and uncommitted capital expenditures; deferral of executive team compensation; deferral of certain related party contractual royalties and earnout payments; substantial reduction of associate salaries; reduction of operating expenses, including non-critical travel; and deferral of payments to other vendors in order to generate sufficient cash.

According to the terms of the agreements associated with the sale of the Consumer Solutions Business Unit assets that closed in the fourth quarter of fiscal 2008, we assigned the benefits and obligations relating to the leases of most of our retail stores to Franklin Covey Products, an entity in which we own approximately 19 percent.  However, we are still required to fulfill the obligations contained in the lease agreements, including making lease payments, if Franklin Covey Products is unable to fulfill its obligations pursuant to the terms of the lease agreements.  Any default by Franklin Covey Products in its lease payment obligations could provide us with certain remedies against Franklin Covey Products, including potentially allowing us to terminate the Master License Agreement.  If Franklin Covey Products is unable to satisfy the obligations contained in the lease agreements and we are unable to obtain adequate remedies, our results of operations and cash flows may be adversely affected.

NOTE 4 – SHARE-BASED COMPENSATION

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant performance awards, unvested stock awards, employee stock purchase plan (ESPP) shares, and stock options.  In addition, our Board of Directors and shareholders may, from time to time, approve fully vested stock awards.  The compensation cost of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations and no share-based compensation was capitalized during the quarter ended November 28, 2009.  We generally issue shares of common stock for our share-based compensation plans from shares held in treasury.  The following is a description of recent developments in our share-based compensation plans.

Unvested Stock Awards

The fair value of our unvested stock awards is calculated based on the number of shares issued and the closing market price of our common stock on the date of the grant.  The corresponding compensation cost of unvested stock awards is amortized to selling, general, and administrative expense on a straight-line basis over the vesting period of the award, which generally ranges from one to three years.

We have a non-employee directors’ stock incentive plan (the Directors’ Plan) that is designed to provide our non-employee directors, who are ineligible to participate in our employee stock incentive plan, an opportunity to acquire an interest in the Company through the acquisition of shares of common stock.  The Directors’ Plan provides an annual whole-share grant equal to $40,000 with one year vesting terms.  The grant date of these awards is generally the date of each Annual Shareholders’ Meeting.  The 2010 Annual Shareholders’ Meeting is scheduled during the quarter ending February 27, 2010.

The following information applies to our unvested stock awards at November 28, 2009:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested stock awards at August 31, 2009	133,612	$6.28
Granted	-	-
Forfeited	-	-
Vested	-	-
Unvested stock awards at November 28, 2009	133,612	$6.28

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter ended November 28, 2009, a total of 12,710 shares were issued to participants in the ESPP.

Stock Options

We have an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the fair market value of our common stock on the date of grant.  The term, not to exceed ten years, and exercise period of each incentive stock option awarded under the plan are determined by the Compensation Committee of our Board of Directors.  Information related to our stock option activity during the quarter ended November 28, 2009 is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price Per Share
Outstanding at August 31, 2009	1,762,000	$13.37
Granted	-	-
Exercised	-	-
Forfeited	(25,000)	7.75
Outstanding at November 28, 2009	1,737,000	$13.45

Options vested and exercisable at November 28, 2009	1,737,000	$13.45

NOTE 5 – INCOME TAXES

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

Our effective tax rate for the quarter ended November 28, 2009 of approximately 79 percent was significantly higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.  We anticipate that these items will add approximately $2.0 million to our income tax provision during fiscal 2010.  However, due to the utilization of net operating loss carryforwards, our income tax expense is not indicative of the cash paid for income taxes.

As a result of the lapse of applicable statutes of limitations, during the next 12 months we expect a decrease of approximately $0.5 million in unrecognized tax benefits primarily related to international transactions.

NOTE 6 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is based on net income (loss) and includes charges and credits to equity accounts that are not the result of transactions with shareholders.  Our comprehensive income (loss) was calculated as follows for the periods indicated (in thousands):

	Quarter Ended
	November 28, 2009	November 29, 2008
Net income (loss)	$248	$(569)
Other comprehensive income items net of tax:
Foreign currency translation adjustments	699	95
Comprehensive income (loss)	$947	$(474)

NOTE 7 – EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate.  Due to modifications to our management stock loan program, we determined that the shares of management stock loan participants that were placed in the escrow account are participating securities because they continue to have equivalent common stock dividend rights.  Accordingly, these management stock loan shares are included in our basic EPS calculation during periods of net income and excluded from the basic EPS calculation in periods of net loss.  Our unvested share awards also participate in common stock dividends on the same basis as outstanding shares of common stock.  However, the impact of these shares was immaterial on the calculation of our EPS for the quarter ended November 28, 2009 and was not considered during the prior year because of the reported net loss for that period since these awards do not participate in our losses.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended
	November 28, 2009	November 29, 2008
Numerator for basic and diluted earnings per share:
Net income (loss)	$248	$(569)

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding(1)	16,958	13,378
Effect of dilutive securities:
Stock options and other share-based awards	92	-
Common stock warrants(2)	-	-
Diluted weighted average shares outstanding	17,050	13,378

Basic and diluted EPS:
Basic EPS	$.01	$(.04)
Diluted EPS	$.01	$(.04)

(1)
Since we recognized net income for the quarter ended November 28, 2009, basic weighted average shares for that period includes 3.5 million shares of common stock held by management stock loan participants that were placed in escrow.  These shares were excluded from basic weighted-average shares for the quarter ended November 29, 2008.

(2)	For the quarters ended November 28, 2009 and November 29, 2008, the conversion of 6.2 million common stock warrants is not assumed because such conversion would be anti-dilutive.

At November 28, 2009 and November 29, 2008, we had approximately 1.7 million and 2.0 million stock options outstanding, which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of our common shares for the respective periods.  Although these shares were not included in our calculation of diluted EPS, these stock options and our common stock warrants may have a dilutive effect on our EPS calculation in future periods if the price of our common stock increases.

NOTE 8 – SEGMENT INFORMATION

Our sales are primarily comprised of training and consulting sales and related products.  Based on the consistent nature of our services and products and the types of customers for these services, we function as a single operating segment.  However, to improve comparability with previous periods, operating information for our domestic, international, and corporate services divisions is presented below.  Our domestic operations are responsible for the sale and delivery of our training and consulting services in the United States and Canada.  Our international sales group includes the financial results of our directly owned foreign offices and royalty revenues from licensees.  Our corporate services information includes leasing income and certain corporate operating expenses.

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

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  There were no significant organizational or structural changes during the quarter ended November 28, 2009, and all prior period segment information has been revised to conform to the most recent classifications and organizational changes.  We account for our segment information on the same basis as the accompanying condensed consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)
Quarter Ended November 28, 2009	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization

Domestic	$21,775	$13,010	$1,878	$458	$958
International	11,328	8,101	3,559	96	4
Total	33,103	21,111	5,437	554	962
Corporate and eliminations	798	403	(1,617)	420	-
Consolidated	$33,901	$21,514	$3,820	$974	$962

Quarter Ended November 29, 2008

Domestic	$20,726	$11,754	$(2,081)	$291	$899
International	13,436	9,499	4,407	96	3
Total	34,162	21,253	2,326	387	902
Corporate and eliminations	919	444	(1,239)	516	-
Consolidated	$35,081	$21,697	$1,087	$903	$902

A reconciliation of our domestic and international EBITDA to consolidated income (loss) before taxes is provided below (in thousands):

	Quarter Ended
	November 28, 2009	November 29, 2008
Domestic and international EBITDA	$5,437	$2,326
Corporate expenses	(1,617)	(1,239)
Consolidated EBITDA	3,820	1,087
Depreciation	(974)	(903)
Amortization	(962)	(902)
Income (loss) from operations	1,884	(718)
Interest income	3	53
Interest expense	(718)	(828)
Income (loss) before taxes	$1,169	$(1,493)

NOTE 9 – SUBSEQUENT EVENT

Subsequent to November 28, 2009, we obtained an unsecured, short-term loan from a bank in Japan for 100 million yen (approximately $1.1 million at December 31, 2009).  The loan is due on May 31, 2010 and bears interest at 2.5 percent for the duration of the loan.  The loan proceeds are available for general corporate purposes and the loan does not contain any financial covenants.

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

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2009.

RESULTS OF OPERATIONS

Overview

Our first fiscal quarter includes the months of September, October, and November.  Primarily due to improved domestic sales and significant reductions in our selling, general, and administrative expenses, we realized significant improvements in our operating results during the first quarter of fiscal 2010 compared to the same period of fiscal 2009.  For our first quarter of fiscal 2010, which ended on November 28, 2009, we recognized income from operations totaling $1.9 million compared to a loss of $0.7 million in the first quarter of fiscal 2009.  Our pre-tax income also improved to $1.2 million compared to a loss of $1.5 million in the prior year.  Our net income was $0.2 million compared to a net loss of $0.6 million in the first quarter of fiscal 2009.

The primary factors that influenced our operating results for the quarter ended November 28, 2009 were as follows:

•
Sales – Our consolidated sales declined $1.2 million to $33.9 million compared to $35.1 million in the first quarter of fiscal 2009.  Although our consolidated sales decreased during the period, we were encouraged by sales growth through our domestic delivery channels and practices during the quarter.  The decrease in our consolidated sales was attributable to decreased international sales, which were primarily due to decreased sales in Japan, and royalties from our international licensees.  We believe that the international decreases were reflective of continued difficult economic conditions in Japan and other countries throughout the world.

•
Gross Profit – Our gross profit totaled $21.5 million compared to $21.7 million in fiscal 2009 and declined primarily due to decreased sales in fiscal 2010 compared to the prior year.  However, our consolidated gross margin, which is gross profit in terms of a percentage of sales, improved to 63.5 percent of sales compared to 61.8 percent in fiscal 2009.  The fluctuation in our gross margin was primarily due to the overall change in the mix of training and consulting programs sold during the quarter.

•
Operating Expenses – Our operating expenses decreased by $2.8 million compared to the prior year, which was primarily due to a $2.9 million decrease in selling, general, and administrative expenses.  Decreased selling, general and administrative expenses were partially offset by increased depreciation and amortization expense.

•
Income Taxes – For the quarter ended November 28, 2009, we recognized a tax provision of $0.9 million compared to an income tax benefit of $0.9 million in the first quarter of fiscal 2009.  Our effective tax rate for the first quarter of fiscal 2010 of approximately 79 percent was higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.  These items are expected to add approximately $2.0 million to our income tax expense during fiscal 2010.  However, due to the use of our net operating loss carryforwards, our income tax expense is not indicative of our expected cash payments for income taxes.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended November 28, 2009 Compared to the Quarter Ended November 29, 2008

Sales

The following table sets forth sales data by category and by region (in thousands):

	Quarter Ended
	November 28, 2009	November 29, 2008	Percent Change
Sales by Category:
Training and consulting services	$30,257	$30,481	(1)
Products	2,846	3,681	(23)
Leasing	798	919	(13)
	$33,901	$35,081	(3)

Sales by Region:
Domestic	$21,775	$20,726	5
International	11,328	13,436	(16)
	33,103	34,162	(3)
Leasing	798	919	(13)
	$33,901	$35,081	(3)

We offer a variety of training courses, training related products, and consulting services focused on leadership, productivity, strategy execution, sales force performance, and effective communications that are provided both domestically and internationally.  Our consolidated sales decreased by $1.2 million compared to the first quarter of fiscal 2009.  The decrease was primarily due to a decrease in international sales that was partially offset by increased domestic sales.  The following is a description of sales activity in our domestic and international operations.

•
Domestic – Our domestic training, consulting, and related sales increased by $1.0 million compared to fiscal 2009.  The increase in domestic sales was primarily due to: 1) improved sales performance curriculum revenues; 2) improved sales of our education and government related programs; and 3) increased sales of Speed of Trust related revenues (we acquired this business during the second quarter of fiscal 2009).  Increased sales from these sources were partially offset by reduced public seminar sales resulting from a decision to reduce the number of events that were scheduled during the quarter and a decrease in the number of on-site held events during the quarter.  However, our revenue per training day increased compared to the prior year.

Although we believe that sluggish economic conditions in the United States during the quarter ended November 28, 2009 continued to weigh on a number of our clients, we were encouraged by the results of our domestic operations and continuing improvements in the number of scheduled training days and the amount of revenue generated per training day.  We continue to believe that our training and consulting offerings enable our clients to enhance the productivity and leadership of their employees, develop customer loyalty, and improve the effectiveness of their sales forces; and believe that these services are especially relevant to our clients in the current economic environment.

•
International – International sales decreased by $2.1 million compared to the first quarter of fiscal 2009.  The decrease was primarily due to a $1.6 million decrease in sales from Japan and a $0.4 million decrease in licensee royalty revenues.  Decreased sales in Japan affected both our training and consulting service sales and product sales.  We believe that the decrease was primarily attributable to poor economic conditions in Japan, which have reduced corporate and consumer spending.  Licensee royalty revenues totaled $2.4 million compared to $2.8 million in the first quarter of fiscal 2009.  The translation of foreign sales to United States dollars had a net $0.8 million favorable impact on our consolidated sales during the quarter ended November 28, 2009.

Leasing revenues are primarily derived from various sub-lease arrangements for office space at our corporate campus located in Salt Lake City, Utah.  The corresponding cost of sales on these leases represents certain costs associated with the operation of the leased space and does not include any lease expense on the underlying corporate campus since we account for that lease as a financing arrangement.  Our leasing sales decreased as certain lease contracts at our corporate facilities expired.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended November 28, 2009, our consolidated gross profit decreased to $21.5 million compared to $21.7 million in the first quarter of fiscal 2009.  The decrease in gross profit was primarily attributable to decreased sales as previously described.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, increased to 63.5 percent of sales compared to 61.8 percent in fiscal 2009.  The slight increase was primarily due to a shift in our mix of sales to programs and arrangements that had improved margins, which was partially offset by decreased international royalty revenues.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses decreased $2.9 million compared to the prior year.  The decrease in SG&A expenses was primarily due to our cost savings initiatives that were started in prior years and affected nearly every aspect of our spending.  These initiatives included a restructuring plan that reduced the number of our domestic regional sales offices, decentralized certain sales support functions, reduced our headcount, and made significant changes in the operation of our Canadian subsidiary.  The restructuring plan and other initiatives had the following significant impacts on our SG&A expenses during the quarter: 1) our associate expenses decreased $0.8 million primarily due to headcount reductions resulting from our restructuring activities; 2) the decision to reduce the number of public programs held and reductions in our overall marketing initiatives reduced our advertising and promotion expenses by $0.8 million; 3) foreign currency translation expense decreased by $0.5 million primarily due to fluctuations in foreign exchange rates during the quarter; 4) our travel related expenses decreased by $0.2 million; and 5) our computer and office supplies spending also decreased $0.2 million.  Focused cost savings efforts also reduced our SG&A spending in various other areas of operations during the first quarter of fiscal 2010.  We anticipate that these cost savings initiatives will continue to provide improvements in our operating results compared to the prior year throughout fiscal 2010.

Depreciation and Amortization – Depreciation expense increased $0.1 million compared to the same quarter of fiscal 2009 primarily due to the addition of new assets during the third and fourth quarters of fiscal 2009.  Based upon anticipated fixed asset activity in fiscal 2010, we expect depreciation expense to total approximately $4.1 million during fiscal 2010.

Amortization expense from definite-lived intangible assets increased by $0.1 million compared to the prior year due to the acquisition of CoveyLink Worldwide, LLC.  This acquisition was completed in the second quarter of fiscal 2009.  We expect that intangible asset amortization expense will total $3.8 million in fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

At November 28, 2009 we had $1.1 million of cash and cash equivalents compared to $1.7 million at August 31, 2009 and our net working capital (current assets less current liabilities) totaled $0.6 million at November 28, 2009 compared to a deficit of $3.2 million at August 31, 2009.  During the first quarter of fiscal 2010, we used the majority of our available cash to make payments on the outstanding obligation from our line of credit facility, which was contractually reduced to $13.5 million at November 30, 2009.

Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and proceeds from our revolving line of credit facility.  We may use the line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the line of credit agreement.  The line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.  Our line of credit agreement expires in March 2010 and is therefore classified as a current obligation on our condensed consolidated balance sheet at November 28, 2009.  We are currently in negotiations with our lender to renew the line of credit as described below in “Sources of Liquidity.”  At November 28, 2009, we had $11.2 million outstanding on the line of credit.

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

Based on our forecasts for fiscal 2010, we identified the risk of non-compliance with certain of the financial covenants required by our line of credit facility for the quarterly measurement periods ending November 28, 2009 and February 27, 2010.  In order to address the risk of non-compliance, we obtained a modification to the line of credit agreement (the Third Modification Agreement) in November 2009.  The Third Modification Agreement relaxed the funded debt-to-earnings ratio and fixed charge coverage ratio, and increased the effective interest rate from LIBOR plus 2.0 percent to LIBOR plus 3.5 percent (effective rate of 3.7 percent at November 28, 2009).  We believe that we were in compliance with the financial covenants as defined in the Third Modification Agreement for the quarter ended November 28, 2009.

In addition to our $13.5 million line of credit facility, we have a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended November 28, 2009.

Cash Flows From Operating Activities

Our cash provided by operating activities totaled $1.6 million for the quarter ended November 28, 2009 compared to $1.7 million used for operating activities during the quarter ended November 29, 2008.  The improvement was primarily due to improved operating income in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for direct costs necessary to conduct training programs, payments for selling, general, and administrative expenses, and payments to suppliers for materials used in products sold.  We believe that our continued efforts to optimize working capital balances, combined with existing and planned sales growth programs and cost-cutting initiatives, will improve our cash flows from operating activities in future periods.  However, the success of these efforts, and their eventual contribution to our cash flows, is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

We used $0.2 million of cash for investing activities during the quarter ended November 28, 2009.  Our primary uses of cash for investing activities were the purchase of property and equipment and additional spending on curriculum development.  Our purchases of property and equipment, which totaled $0.1 million, consisted primarily of computer software and hardware.  During the first quarter of fiscal 2010, we spent $0.1 million for further investment in curriculum development activities.

Cash Flows From Financing Activities

Net cash used for financing activities during the quarter ended November 28, 2009 totaled $1.9 million.  We used $1.8 million of cash to reduce our line of credit balance and $0.2 million for principal payments on our financing obligation.  These uses were partially offset by $0.1 million of cash received from participants in the employee stock purchase plan to purchase shares of our common stock.

Sources of Liquidity

Going forward, we will continue to incur costs necessary for the operation and potential growth of the business.  We anticipate using cash on hand, cash provided by the sale of goods and services to our clients on the condition that we can continue to generate positive cash flows from operating activities, proceeds from our line of credit, and other financing alternatives, if necessary, for these expenditures.  We are continuing negotiations to renew the line of credit to ensure the future availability of liquidity through this facility.  We believe that we will be successful in obtaining a new or extended line of credit from our current lender during our second quarter of fiscal 2010.  Additional potential sources of liquidity include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  However, no assurance can be provided that we will obtain a new or extended line of credit or obtain additional financing from other sources on terms that would be acceptable to us.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.  If we are unsuccessful in obtaining a renewal or extension of our line of credit, or additional financing, we believe that cash flows from operations combined with a number of initiatives we would implement in the months preceding the due date will create sufficient liquidity to pay down the required outstanding balance on the line of credit.  These initiatives include deferral of capital purchases for externally developed curriculum and uncommitted capital expenditures; deferral of executive team compensation; deferral of certain related party contractual royalties and earnout payments; substantial reduction of associate salaries; reduction of operating expenses, including non-critical travel; and deferral of payments to other vendors in order to generate sufficient cash.

Considering the foregoing, we anticipate that our existing capital resources should be adequate to enable us to maintain our operations for at least the upcoming twelve months.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors.  Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new technology and products by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) payments to EDS for outsourcing services related to information systems, warehousing, and distribution services; 3) minimum rent payments for office and warehouse space; 4) the repayment of our line of credit obligation; and 5) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business.   There have been no significant changes to our expected required contractual obligations from those disclosed at August 31, 2009.

According to the terms of the agreements associated with the sale of the Consumer Solutions Business Unit assets that closed in the fourth quarter of fiscal 2008, we assigned the benefits and obligations relating to the leases of most of our retail stores to Franklin Covey Products, an entity in which we own approximately 19 percent.  However, we are still required to fulfill the obligations contained in the lease agreements, including making lease payments, if Franklin Covey Products is unable to fulfill its obligations pursuant to the terms of the lease agreements.  Any default by Franklin Covey Products in its lease payment obligations could provide us with certain remedies against Franklin Covey Products, including potentially allowing us to terminate the Master License Agreement.  If Franklin Covey Products is unable to satisfy the obligations contained in the lease agreements and we are unable to obtain adequate remedies, our results of operations and cash flows may be adversely affected.

Other Items

The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock.  For further information regarding our management common stock loan program, refer to Note 12 to our consolidated financial statements on Form 10-K for the fiscal year ended August 31, 2009.  The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting polices used to prepare our consolidated financial statements are outlined in Note 1 of the consolidated financial statements presented in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.  Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements.  We regularly evaluate our estimates and assumptions and base those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America.  Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not within our control, but which may have an impact on these estimates and our actual financial results.

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

•	Products – We sell planners, binders, planner accessories, and other related products primarily in Japan.

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

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services.  For transactions that contain more than one element, we recognize revenue in accordance with FASC 605-25, which addresses multiple element arrangements. When fair value exists for all contracted elements, the overall contract consideration is allocated among the separate units of accounting based upon their relative fair values.  Revenue for these units is recognized in accordance with our general revenue policies once it has been determined that the delivered items have standalone value to the customer.  If fair value does not exist for all contracted elements, revenue for the delivered items is recognized using the residual method, which generally means that revenue recognition is postponed until the point is reached when the delivered items have standalone value and fair value exists for the undelivered items.  Under the residual method, the amount of revenue considered for recognition under our general revenue policies is the total contract amount, less the aggregate fair value of the undelivered items.  Fair value of the undelivered items is based upon the normal pricing practices for our existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

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

Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectibility of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectibility assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at November 28, 2009 would decrease our reported income from operations by approximately $0.1 million.

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.  Inventories are reduced to their fair market value through the use of inventory loss reserves, which are recorded during the normal course of business.

Our inventory loss reserve calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory reserves methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have a materially adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory reserves at November 28, 2009 would decrease our reported income from operations by $0.1 million.

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

Our impairment evaluation calculations contain uncertainties because they require us to make assumptions and apply judgment in order to estimate future cash flows, forecast the useful lives of the assets, and select a discount rate that reflects the risk inherent in future cash flows.  Based on these criteria, we have projected positive cash flows over the remaining useful lives of our principal assets, which is approximately 17 years.  Although we have not made material changes to our long-lived assets impairment assessment methodology during the past three years, if forecasts and assumptions used to support the carrying value of our long-lived tangible and definite-lived intangible assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and goodwill balances are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  Our goodwill balance at November 28, 2009 was generated by the acquisition of CoveyLink during fiscal 2009.  The Covey trade name intangible asset was generated by the merger with the Covey Leadership Center and has been deemed to have an indefinite life.  This intangible asset is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and international licensee royalties.  If the carrying value of the Covey trade name exceeds the fair value of its discounted estimated royalties on trade name related revenues, an impairment loss is recognized for the difference.

Our impairment evaluation calculations for goodwill and the Covey trade name contain uncertainties because they require us to make assumptions and apply judgment in order to estimate future cash flows, to estimate an appropriate royalty rate, and to select a discount rate that reflects the inherent risk of future cash flows.  Our valuation methodology for the Covey trade name has remained unchanged during the past three years.  However, if forecasts and assumptions used to support the carrying value of our indefinite-lived intangible asset change in future periods, significant impairment charges could result that would have an adverse effect upon our results of operations and financial condition.  The valuation methodology is also dependent upon our share price and corresponding market capitalization, which may differ from estimated royalties used in our annual impairment testing.  Based upon the fiscal 2009 evaluation of the Covey trade name and goodwill, our trade-name related revenues, licensee royalties, and overall sales levels would have to suffer significant reductions before we would be required to impair them.  During the first quarter of fiscal 2010, we do not believe that any triggering events have occurred that required impairment testing and therefore, no additional impairment testing was performed.  However, future declines in our share price may trigger additional impairment testing and may result in impairment charges.

Income Taxes

We regularly evaluate our United States federal and various state and foreign jurisdiction income tax exposures.  Based on authoritative pronouncements, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon final settlement.  Taxes and penalties are components of our overall income tax provision.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales levels, future training and consulting sales activity, anticipated expenses, the adequacy of existing capital resources, the ability and timing of the Company to obtain a renewal or extension of its line of credit agreement, projected cost reduction and strategic initiatives, our expectations about our restructuring plan, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, expected improvements in cash flows from operating activities, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, estimated capital expenditures, estimates of the impact of certain income tax items, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our report on Form 10-K for the fiscal year ended August 31, 2009, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by EDS in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.  During the quarter ended November 28, 2009, we did not utilize any foreign currency or interest rate derivative instruments.

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

We are currently in negotiations to renew the line of credit to ensure the future availability of liquidity through this facility.  We believe that we will be successful in obtaining a new or extended line of credit from our lender during our second quarter of fiscal 2010.  Additional potential sources of liquidity include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  However, no assurance can be provided that we will obtain a new or extended line of credit or obtain additional financing from other sources on terms that would be acceptable to us.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.  If we are unsuccessful in obtaining a renewal or extension of our line of credit, or additional financing, we believe that cash flows from operations combined with a number of initiatives we would implement in the months preceding the due date will create sufficient liquidity to pay down the required outstanding balance on the line of credit.  These initiatives include deferral of capital purchases for externally developed curriculum and uncommitted capital expenditures; deferral of executive team compensation; deferral of certain related party contractual royalties and earnout payments; substantial reduction of associate salaries; reduction of operating expenses, including non-critical travel; and deferral of payments to other vendors in order to generate sufficient cash.

Any additional capital raised through the sale of equity could dilute current shareholders’ ownership percentage in us.  Furthermore, we may be unable to obtain the necessary capital on terms or conditions that are favorable to us, or at all.

Our results of operations and cash flows may be adversely affected if Franklin Covey Products is unable to pay its retail store leases.

According to the terms of the agreements associated with the sale of the Consumer Solutions Business Unit assets that closed in the fourth quarter of fiscal 2008, we assigned the benefits and obligations relating to the leases of most of our retail stores to Franklin Covey Products, an entity in which we own approximately 19 percent.  However, we are still required to fulfill the obligations contained in the lease agreements, including making lease payments, if Franklin Covey Products is unable to fulfill its obligations pursuant to the terms of the lease agreements.  Any default by Franklin Covey Products in its lease payment obligations could provide us with certain remedies against Franklin Covey Products, including potentially allowing us to terminate the Master License Agreement.  If Franklin Covey Products is unable to satisfy the obligations contained in the lease agreements and we are unable to obtain adequate remedies, our results of operations and cash flows may be adversely affected.

For further information regarding Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company acquired the following securities during the fiscal quarter ended November 28, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Common Shares:				(in thousands)
September 1, 2009 to October 3, 2009	-	$-	none	$2,413

October 4, 2009 to October 31, 2009	-	-	none	2,413

November 1, 2009 to November 28, 2009	-	-	none	2,413	(1)

Total Common Shares	-	$-	none

(1)
In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock.  All previous authorized common stock purchase plans were canceled.  Pursuant to the terms of this stock purchase plan, we have acquired 1,009,300 shares of our common stock for $7.6 million through November 28, 2009.

Item 6.               EXHIBITS

(A)	Exhibits:
10.1
Loan Modification Agreement between Franklin Covey Co. and JPMorgan Chase Bank, N.A. dated November 11, 2009 (Incorporated by reference to Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2009).

	31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer.
	31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer.
	32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date:	January 7, 2010	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer

Date:	January 7, 2010	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer