Form 10-Q
period 2010-02-27
FRANKLIN COVEY CO
filed 2010-04-08
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2010

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

16,964,665 shares of Common Stock as of April 1, 2010

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	February 27, 2010	August 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,162	$1,688
Accounts receivable, less allowance for doubtful accounts of $902 and $879	22,134	22,877
Inventories	5,795	6,770
Deferred income taxes	2,593	2,551
Income taxes receivable	990	508
Prepaid expenses and other assets	8,437	5,748
Total current assets	43,111	40,142

Property and equipment, net	21,305	22,629
Intangible assets, net	67,095	68,994
Goodwill	505	505
Other assets	10,408	11,608
	$142,424	$143,878

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$676	$621
Line of credit	10,536	12,949
Note payable to bank	901	-
Accounts payable	7,062	8,758
Accrued liabilities	22,258	20,976
Total current liabilities	41,433	43,304

Financing obligation, less current portion	30,743	31,098
Other liabilities	544	472
Total liabilities	72,720	74,874

Shareholders’ equity:
Common stock – $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	183,331	183,436
Common stock warrants	7,597	7,597
Retained earnings	13,847	13,980
Accumulated other comprehensive income	2,156	1,961
Treasury stock at cost, 10,068 and 10,080 shares	(138,580)	(139,323)
Total shareholders’ equity	69,704	69,004
	$142,424	$143,878

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended

	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
	(unaudited)		(unaudited)
Net sales:
Training and consulting services	$28,151	$25,566	$58,407	$56,047
Products	2,803	3,431	5,649	7,112
Leasing	803	906	1,602	1,825
	31,757	29,903	65,658	64,984
Cost of sales:
Training and consulting services	9,580	8,804	19,962	19,827
Products	1,550	1,968	3,162	3,854
Leasing	422	448	817	923
	11,552	11,220	23,941	24,604
Gross profit	20,205	18,683	41,717	40,380

Selling, general, and administrative	18,942	20,253	36,635	40,864
Depreciation	1,012	906	1,986	1,809
Amortization	940	903	1,901	1,804
Income (loss) from operations	(689)	(3,379)	1,195	(4,097)

Earnings from an equity method investee	-	224	-	224
Interest income	11	20	14	74
Interest expense	(744)	(764)	(1,462)	(1,593)
Loss before income taxes	(1,422)	(3,899)	(253)	(5,392)
Income tax benefit	1,041	3,266	120	4,190
Net loss	$(381)	$(633)	$(133)	$(1,202)

Net loss attributable to common shareholders per share:
Basic	$(.03)	$(.05)	$(.01)	$(.09)
Diluted	$(.03)	$(.05)	$(.01)	$(.09)

Weighted average number of common shares:
Basic	13,489	13,385	13,473	13,381
Diluted	13,489	13,385	13,473	13,381

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Two Quarters Ended
	February 27, 2010	February 28, 2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(133)	$(1,202)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,887	3,613
Amortization of capitalized curriculum costs	1,172	1,132
Deferred income taxes	10	(1,235)
Loss (gain) on disposals of property and equipment	(48)	14
Share-based compensation expense	385	194
Equity in earnings of equity method investee	-	(224)
Changes in assets and liabilities, net of effect of acquired business:
Decrease in accounts receivable, net	875	6,781
Decrease in inventories	1,147	790
Decrease (increase) in prepaid expenses and other assets	(2,403)	3,571
Decrease in accounts payable and accrued liabilities	(683)	(5,263)
Increase (decrease) in other long-term liabilities	84	(371)
Increase (decrease) in income taxes payable/receivable	(488)	(4,997)
Net cash provided by operating activities	3,805	2,803

Cash flows from investing activities:
Proceeds on notes receivable from disposals of subsidiaries	-	105
Purchases of property and equipment	(401)	(1,856)
Curriculum development costs	(165)	(1,147)
Acquisition of business, net of cash acquired	-	(946)
Net cash used for investing activities	(566)	(3,844)

Cash flows from financing activities:
Proceeds from line-of-credit borrowing	25,429	49,809
Payments on line-of-credit borrowing	(27,842)	(32,096)
Proceeds from short-term notes payable	1,154	-
Payments on short-term notes payable	(221)	-
Principal payments on financing obligation	(318)	(340)
Proceeds from sales of common stock from treasury	126	159
Proceeds from management stock loan payments	159	-
Purchase of common shares for treasury	(32)	(28,270)
Net cash used for financing activities	(1,545)	(10,738)

Effect of foreign exchange rates on cash and cash equivalents	(220)	(99)
Net increase (decrease) in cash and cash equivalents	1,474	(11,878)
Cash and cash equivalents at beginning of the period	1,688	15,904
Cash and cash equivalents at end of the period	$3,162	$4,026

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,445	$1,583
Cash paid for income taxes	$411	$1,939

Non-cash investing and financing activities:
Acquisition of property and equipment through accounts payable	$261	$116

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that will end on November 28, 2009, February 27, 2010, and May 29, 2010 during fiscal 2010.  Under the modified 52/53-week fiscal year, the quarter ended February 27, 2010 had the same number of business days as the quarter ended February 28, 2009, and the two quarters ended February 27, 2010 had one less business day than the two quarters ended February 28, 2009.  Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

The results of operations for the quarter and two quarters ended February 27, 2010 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2010, or for any future periods.

Subsequent events have been evaluated through the date of the issuance of our unaudited condensed consolidated financial statements.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	February 27, 2010	August 31, 2009

Finished goods	$5,529	$6,542
Raw materials	266	228
	$5,795	$6,770

NOTE 3 – LINE OF CREDIT

On February 25, 2010, we entered into a fourth modification agreement with the lender on our line of credit facility (the Fourth Modification Agreement).  The Fourth Modification Agreement affected the following terms of our existing line of credit agreements:

•	Loan Amount – The line of credit will continue to allow up to $13.5 million of borrowing capacity until December 31, 2010, when the loan amount will be reduced to $10.0 million.

•	Maturity Date – The maturity date of the credit facility has been extended one year to March 14, 2011.

•
Interest Rate – The effective interest rate will be based upon the calculation of the Funded Debt to EBITDAR Ratio and the Fixed Charge Coverage Ratio.  If our Funded Debt to EBITDAR Ratio is less than 2.5 to 1.0 and the Fixed Charge Coverage Ratio is greater than 2.0 to 1.0, the interest rate will be LIBOR plus 2.6 percent.  If the ratios are in excess of these amounts, but still in compliance with the terms of the line of credit facility, the interest rate will be LIBOR plus 3.5 percent.

•
Financial Covenants – The Funded Debt to EBITDAR Ratio was modified for the twelve month periods to be less than (a) 3.75 to 1.00 as of the end of the fiscal quarter ending on February 27, 2010, (b) 3.50 to 1.00 as of the end of the fiscal quarter ending on May 29, 2010, and (c) 3.00 to 1.00 as of the end of the fiscal quarter ending on August 31, 2010 and each fiscal quarter thereafter.  The Fixed Charge Coverage Ratio is required to be greater than 1.5 to 1.0 for all periods and the minimum net worth was revised to $67.0 million.  The capital expenditure limitations remain unchanged.

We believe that our modified line of credit agreement will allow us to maintain adequate liquidity for at least the next twelve months.

NOTE 4 – SHORT-TERM NOTE PAYABLE

On December 1, 2009, we obtained an unsecured short-term loan from a bank in Japan for 100.0 million yen.  The loan is due on May 31, 2010 and bears interest at 2.5 percent for the duration of the loan.  At February 27, 2010, $0.9 million was outstanding on this obligation.  The loan proceeds are available for general corporate purposes, and the loan does not contain any financial covenants.  However, at the inception of the loan, the United States dollar equivalent of the loan exceeded the allowable $1.0 million, which resulted in an instance of non-compliance with our line of credit agreement.  This instance of non-compliance has since been cured and did not increase the outstanding obligation on the line of credit agreement.  The Fourth Modification Agreement described above waived the instance of non-compliance with regard to the Japan loan.

NOTE 5 – SHARE-BASED COMPENSATION

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant long-term performance awards, unvested share awards, employee stock purchase plan (ESPP) shares, and stock options.  In addition, our Board of Directors and shareholders may, from time to time, approve fully vested share awards.  The compensation cost of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations, and no share-based compensation was capitalized during the two quarters ended February 27, 2010.  We generally issue shares of common stock for our share-based compensation plans from shares held in treasury.  The following is a description of recent developments in our share-based compensation plans.

Long-Term Performance Awards

The Company has a performance based long-term incentive plan (the LTIP) that provides for annual grants of share-based performance awards to certain managerial personnel and executive management as directed by the Organization and Compensation Committee (the Compensation Committee) of the Board of Directors.  During the quarter ended February 27, 2010, the Compensation Committee approved the fiscal 2010 LTIP award.  The key terms of the fiscal 2010 LTIP award are as follows:

•	Target Number of Shares Expected to Vest at August 31, 2012 – 232,576 shares
•	Vesting Dates – August 31, 2012, February 28, 2013, and August 31, 2013
•	Grant Date Fair Value of Common Stock – $5.28 per share

The fiscal 2010 LTIP has a four-year performance period, but has three vesting dates if certain financial measures are achieved during the performance period.  Therefore, we record compensation expense based on the estimated number of shares expected to be received at each of the vesting dates.  The number of common shares that are finally awarded to LTIP participants is variable and is based entirely upon the achievement of specified financial performance objectives during the specified performance period.  Due to the variable number of common shares that may be issued under the LTIP, we will reevaluate our LTIP grants on a quarterly basis and adjust the number of shares expected to be awarded based upon actual and estimated financial results of the Company compared to the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the estimated probable number of common shares to be awarded.

Unvested Share Awards

Based upon the provisions of our Non-Employee Directors’ Plan, each qualifying member of our Board of Directors is entitled to receive an annual unvested share award equal to $40,000 with a one-year vesting period.  The unvested share awards are now awarded following the Annual Shareholders’ Meeting each year, which is generally held in January.  The following information applies to our unvested share awards, all of which are held by qualifying members of our Board of Directors, as of February 27, 2010:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested share awards at August 31, 2009	133,612	$6.28
Granted	61,064	5.24
Forfeited	-	-
Vested	(66,112)	4.84
Unvested share awards at February 27, 2010	128,564	$6.52

In fiscal 2010, the Board of Directors approved changes to our stock incentive plan to exclude shares granted under unvested share awards from participation in any dividends until the shares vest.  This change was effective for the fiscal 2010 Non-Employee Directors’ Plan unvested share grant.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of the Company’s common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter and two quarters ended February 27, 2010, a total of 13,874 shares and 26,584 shares were issued to participants in the ESPP.

Stock Options

We have an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the fair market value of the Company’s common stock on the date of grant.  The life, not to exceed ten years, and exercise period of each incentive stock option awarded under the plan are determined by the Compensation Committee.  Information related to our stock option activity during fiscal 2010 is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price Per Share
Outstanding at August 31, 2009	1,762,000	$13.37
Granted	675,000	11.25
Exercised	-	-
Forfeited	(93,000)	6.32
Outstanding at February 27, 2010	2,344,000	$13.04

Options vested and exercisable at February 27, 2010	1,669,000	$13.76

During the quarter ended February 27, 2010, the Compensation Committee awarded the Chief Executive Officer and Chief Financial Officer options to purchase 500,000 shares and 175,000 shares of our common stock, respectively.  The options have a life of 10 years and are divided into four equal tranches with exercise prices of $9.00 per share, $10.00 per share, $12.00 per share, and $14.00 per share.  These options vest upon resolution of the management common stock loan program, subject to Board of Director approval of the resolution.

NOTE 6 – MANAGEMENT STOCK LOAN PAYMENTS

M. Sean Covey, David M.R. Covey, and C. Todd Davis were among the approximately 147 participants in our management stock loan program since March 2000 and, under that program, these individuals owed the Company $759,417 (51,970 shares), $270,597 (18,518 shares), and $192,037 (13,142 shares), respectively, in December 2009.  To settle the loans, they each surrendered their loan shares, which were valued at market on the date of surrender, to the Company in partial payment of their loans and we collected or forgave the remaining loan balances.  David M.R. Covey paid the remaining balance owing on his management loan in cash during the quarter ended February 27, 2010.  To the extent necessary, we also paid the listed persons a bonus to cover the related taxes that were incurred as a result of this action.  The carrying value of our management stock loans was reduced to zero in our consolidated financial statements during previous periods.

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

We recognized an income tax benefit during the two quarters ended February 27, 2010 based on anticipated pre-tax income for the full fiscal year ending August 31, 2010.  This tax benefit was partially offset by changes in unrecognized tax benefits during the first two quarters, for a net tax benefit rate of 47 percent.  Our expected annual effective tax rate of approximately 75 percent is higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.  We anticipate that these items will add approximately $2.2 million to our annual income tax provision for fiscal 2010.  However, due to the utilization of net operating loss carryforwards, our income tax expense will not be indicative of the actual cash paid for income taxes.  As a result of the lapse of applicable statutes of limitations, during the next 12 months we expect a decrease of approximately $0.5 million in unrecognized tax benefits primarily related to international transactions.

NOTE 8 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is based on net income or loss and includes charges and credits to equity accounts that were not the result of transactions with shareholders.  Our comprehensive income (loss) was calculated as follows for the periods presented in this report (in thousands):

	Quarter Ended		Two Quarters Ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Net loss	$(381)	$(633)	$(133)	$(1,202)
Other comprehensive income (loss) items, net of tax:
Foreign currency translation adjustments	(504)	(184)	195	(89)
Comprehensive income (loss)	$(885)	$(817)	$62	$(1,291)

NOTE 9 – EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “if-converted” method, as appropriate.  Due to modifications to our management stock loan program, we determined that the shares of management stock loan participants that were placed in the escrow account are participating securities because they continue to have equivalent common stock dividend rights.  Accordingly, these management stock loan shares are included in our basic EPS calculation during periods of net income and excluded from the basic EPS calculation in periods of net loss.  Our unvested share awards granted prior to fiscal 2010 also participate in common stock dividends on the same basis as outstanding shares of common stock.  However, the impact of these shares was not considered in our EPS calculations for the periods presented since these awards do not participate in our losses.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Two Quarters Ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Numerator for basic and diluted earnings per share:
Net loss	$(381)	$(633)	$(133)	$(1,202)

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding(1)	13,489	13,385	13,473	13,381
Effect of dilutive securities:
Stock options and other share-based awards	-	-	-	-
Common stock warrants(2)	-	-	-	-
Diluted weighted average shares outstanding	13,489	13,385	13,473	13,381

Basic and diluted EPS:
Basic EPS	$(.03)	$(.05)	$(.01)	$(.09)
Diluted EPS	$(.03)	$(.05)	$(.01)	$(.09)

(1)
Since we recognized a net loss in the periods presented above, our basic weighted average shares for those periods exclude 3.4 million shares at February 27, 2010 and 3.5 million shares at February 28, 2009 of common stock held by management stock loan participants that were placed in escrow.

(2)	For the periods presented, the conversion of 6.2 million common stock warrants is not assumed because such conversion would be anti-dilutive.

At February 27, 2010 and February 28, 2009, we had approximately 1.7 million and 2.0 million stock options outstanding which were not included in the computation of diluted EPS because the Company reported a net loss.  Although these shares were not included in our calculation of diluted EPS, these stock options, and other dilutive securities, may have a dilutive effect on our EPS calculation in future periods if the price of our common stock increases.

NOTE 10 – SEGMENT INFORMATION

Our sales are primarily comprised of training and consulting sales and related products.  Based on the consistent nature of our services and products and the types of customers for these services, we function as a single operating segment.  However, to improve comparability with previous periods, operating information for our U.S./Canada, international, and corporate services operations is presented below.  Our U.S./Canada operations are responsible for the sale and delivery of our training and consulting services in the United States and Canada.  Our international sales group includes the financial results of our directly owned foreign offices and royalty revenues from licensees.  Our corporate services information includes leasing income and certain corporate operating expenses.

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

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  There were no significant organizational or structural changes during the quarter or two quarters ended February 27, 2010, and all prior period segment information has been revised to conform to the most recent classifications and organizational changes.  We account for our segment information on the same basis as the accompanying condensed consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)
Quarter Ended February 27, 2010	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization

U.S./Canada	$20,517	$12,393	$640	$485	$937
International	10,437	7,431	2,871	90	3
Total	30,954	19,824	3,511	575	940
Corporate and eliminations	803	381	(2,248)	437	-
Consolidated	$31,757	$20,205	$1,263	$1,012	$940

Quarter Ended February 28, 2009

U.S./Canada	$18,373	$11,020	$(2,675)	$300	$900
International	10,624	7,205	2,252	101	3
Total	28,997	18,225	(423)	401	903
Corporate and eliminations	906	458	(1,147)	505	-
Consolidated	$29,903	$18,683	$(1,570)	$906	$903

Two Quarters Ended February 27, 2010

U.S./Canada	$42,290	$25,401	$2,517	$943	$1,895
International	21,766	15,531	6,440	187	6
Total	64,056	40,932	8,957	1,130	1,901
Corporate and eliminations	1,602	785	(3,875)	856	-
Consolidated	$65,658	$41,717	$5,082	$1,986	$1,901

Two Quarters Ended February 28, 2009

U.S./Canada	$39,099	$22,774	$(4,756)	$591	$1,799
International	24,060	16,704	6,659	197	5
Total	63,159	39,478	1,903	788	1,804
Corporate and eliminations	1,825	902	(2,387)	1,021	-
Consolidated	$64,984	$40,380	$(484)	$1,809	$1,804

A reconciliation of operating segment EBITDA to consolidated loss before income tax benefit is provided below (in thousands):

	Quarter Ended		Two Quarters Ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Reportable segment EBITDA	$3,511	$(423)	$8,957	$1,903
Corporate expenses	(2,248)	(1,147)	(3,875)	(2,387)
Consolidated EBITDA	1,263	(1,570)	5,082	(484)
Depreciation	(1,012)	(906)	(1,986)	(1,809)
Amortization	(940)	(903)	(1,901)	(1,804)
Income (loss) from operations	(689)	(3,379)	1,195	(4,097)
Earnings from an equity method investee	-	224	-	224
Interest income	11	20	14	74
Interest expense	(744)	(764)	(1,462)	(1,593)
Loss before income tax benefit	$(1,422)	$(3,899)	$(253)	$(5,392)

NOTE 11 – SUBSEQUENT EVENT

Subsequent to February 27, 2010, we paid $3.3 million to the former owners of CoveyLink Worldwide, LLC (CoveyLink) for the first of five potential annual contingent payments.  The annual contingent payments are based on earnings growth over the specified earnings period and are expected to be classified as goodwill in our consolidated balance sheets.  The former owners of CoveyLink include Stephen M.R. Covey, who is the son of our Vice-Chairman of the Board of Directors.

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

RESULTS OF OPERATIONS

Overview

Our second quarter of each fiscal year includes the months of December, January, and February.  Primarily due to the holidays observed in December, we may conduct fewer training programs and engage in reduced consulting arrangements in our second quarter when compared to our other quarters in each fiscal year.  For the quarter ended February 27, 2010, our consolidated sales increased $1.9 million, or 6 percent, to $31.8 million compared to $29.9 million the quarter ended February 28, 2009.  Improved sales helped to produce significant improvements in our operating results as our loss from operations for the quarter was $0.7 million compared to a loss of $3.4 million in the prior year.  Our pre-tax loss improved to $1.4 million compared to $3.9 million in fiscal 2009.  Including the impact of the income tax benefit, we recognized a net loss of $0.4 million in the second quarter of fiscal 2010 compared to a net loss of $0.6 million in the quarter ending February 28, 2009.

The primary factors that influenced our operating results for the quarter ended February 27, 2010 were as follows:

•
Sales – Our consolidated sales increased to $31.8 million compared to $29.9 million in the prior year.  We continue to be encouraged by revenue growth in our practices, at most of our U.S./Canadian regional sales offices, from our international licensee partners, and from our directly owned offices in Australia and the United Kingdom.  Growth in these areas was partially offset by decreased sales in Japan and from planned reductions in the number of public programs offered and from reduced speeches delivered during the quarter.  Looking forward, our booking pace continues to improve, and other indicators appear to point toward continued strengthening of sales during the remainder of fiscal 2010.

•
Gross Profit – Our gross profit totaled $20.2 million compared to $18.7 million in fiscal 2009 and increased primarily due to increased sales in fiscal 2010 compared to the prior year.  Our consolidated gross margin, which is gross profit in terms of a percentage of sales, improved to 63.6 percent of sales compared to 62.5 percent in the prior year.  The fluctuation in our gross margin was primarily due to a change in the mix of training programs and consulting arrangements sold during the quarter and from increased licensee royalty revenues.

•
Operating Costs – Our operating expenses decreased by $1.2 million compared to the second quarter of fiscal 2009, which was due to a $1.3 million decrease in selling, general, and administrative expenses.  Decreased selling, general, and administrative expenses were partially offset by a $0.1 million increase in depreciation expense.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

The following table sets forth sales data by category and by our primary delivery channels (in thousands):

	Quarter Ended			Two Quarters Ended
	February 27, 2010	February 28, 2009	Percent Change	February 27, 2010	February 28, 2009	Percent Change
Sales by Category:
Training and consulting services	$28,151	$25,566	10	$58,407	$56,047	4
Products	2,803	3,431	(18)	5,649	7,112	(21)
Leasing	803	906	(11)	1,602	1,825	(12)
	$31,757	$29,903	6	$65,658	$64,984	1

Sales by Channel:
U.S./Canada direct	$14,329	$12,796	12	$28,440	$26,977	5
International direct	8,298	8,792	(6)	17,218	19,406	(11)
International licensees	2,140	1,832	17	4,548	4,655	(2)
National account practices	3,904	2,427	61	8,651	5,464	58
Self-funded marketing	1,820	2,633	(31)	3,760	5,905	(36)
Other	1,266	1,423	(11)	3,041	2,577	18
	$31,757	$29,903	6	$65,658	$64,984	1

Quarter Ended February 27, 2010 Compared to the Quarter Ended February 28, 2009

Sales

We offer a variety of training courses, consulting services, and training related products that are focused on leadership, productivity, strategy execution, sales force performance, trust, and effective communications that are provided both domestically and internationally through our sales force or through international licensee partners.  The following sales analysis for the quarter ended February 27, 2010 is based on activity through our primary delivery channels:

U.S./Canada Direct – This channel includes our four regional field offices that serve our clients in the United States and Canada and our Government services group.  During the quarter ended February 27, 2010, we had improved sales performance in this channel as three of our four regional offices increased sales over the prior year, revenue per day increased, and cancellation rates decreased compared to the prior year.  Improved sales at our regional offices was also favorably affected by increased facilitator (certified trainers who are employees of client organizations) materials sales, which grew by 25 percent compared to the prior year.  Our northeastern regional office, which experienced decreased sales compared to the prior year, we believe was impacted by continued weakness in the economy in that region and by severe winter weather that resulted in postponement of some scheduled programs.  Sales through our Government services group increased compared to the prior year.

International Direct – Our three directly owned international offices are located in Australia, Japan, and the United Kingdom.  The decrease in international direct sales was due to reduced sales in Japan, which was partially offset by sales increases in Australia and the United Kingdom.  We believe that continued economic weakness in Japan was the primary factor in decreased sales, which resulted in decreased training and consulting sales, as well as decreased book publishing and planner product sales compared to the prior year.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  During the quarter ended February 27, 2010, the majority of our larger foreign licensees had increased sales compared to the prior year and we expect this trend to continue during the remainder of fiscal 2010.

National Account Practices – Our national account practices are comprised of programs that are not typically offered in our regional field offices and includes Winning Customer Loyalty, the Sales Performance group, and our Education practice (which includes The Leader In Me curriculum designed for students).  During the quarter ended February 27, 2010, each of our major components of this channel had increased sales compared to the prior year.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  The decrease in sales was primarily due to decreased speeches delivered and reduced public program sales resulting from the decision to offer fewer programs during the quarter.

Other – Our other sales are comprised primarily of leasing sales and shipping and handling revenues.  The decrease in other sales was primarily due to reduced leasing revenues as certain lease contracts at our corporate headquarters expired in prior periods.  We are actively seeking new tenants for available property and believe that we will be successful in attracting new tenants to occupy vacant space at our corporate campus.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  Our consolidated gross profit increased to $20.2 million compared to $18.7 million in the second quarter of fiscal 2009.  The increase in gross profit was primarily attributable to increased sales compared to the prior year.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, was 63.6 percent of sales compared to 62.5 percent in fiscal 2009.  The improvement was primarily due to a shift in our mix of sales to programs and arrangements that had improved margins, including increased international licensee royalty revenues, which have virtually no corresponding cost of sales.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses decreased by $1.3 million compared to the prior year.  The decrease in SG&A expenses was primarily due to continued benefits derived from our cost savings initiatives that were started in prior years and have affected nearly every aspect of our spending.  These initiatives included a restructuring plan that reduced the number of our domestic regional sales offices, decentralized certain sales support functions, reduced our headcount, and made significant changes in the operation of our Canadian subsidiary.  The restructuring plan and other cost-saving initiatives had the following significant impacts on our SG&A expenses during the quarter: 1) our advertising and promotional expenses decreased $1.1 million primarily due to the decision to reduce the number of public programs held and strategic reductions in our overall marketing expenses; 2) our associate costs decreased $0.3 million primarily due to headcount reductions that were partially offset by increased commissions on improved sales; 3) rent and utilities expenses decreased by $0.2 million; and 4) our other SG&A expenses, including computer and office supplies spending, also decreased $0.6 million as a result of focused cost savings efforts in these areas.  These improvements in our SG&A spending were partially offset by $0.7 million expensed for the reimbursement of airfare costs previously paid by the Company’s CEO for business travel pursuant to a change in policy approved by the Board of Directors, and $0.3 million of expense related to bonuses for the income tax consequences resulting from the forgiveness of certain management stock loans during the quarter.  We anticipate that our cost savings initiatives will continue to provide improvements in our operating results compared to the prior year throughout the remainder of fiscal 2010.

Depreciation – Depreciation expense increased $0.1 million compared to the prior year.  The increase was primarily due to the addition of new capital assets during the third and fourth quarters of fiscal 2009.  Based upon anticipated capital asset acquisitions in fiscal 2010, we expect depreciation expense to total approximately $4.1 million during fiscal 2010.

Amortization – Amortization expense from definite-lived intangible assets increased slightly compared to the prior year due to the acquisition of CoveyLink Worldwide, LLC, which was completed in the second quarter of fiscal 2009.  We currently expect that intangible asset amortization expense will total $3.8 million in fiscal 2010.

Income Taxes

Our income tax benefit for the quarter ended February 27, 2010 was $1.0 million compared to a $3.3 million benefit recognized in the prior year.  The decrease in the income tax benefit was primarily due to a reduced pre-tax loss for the quarter ended February 27, 2010 compared to the pre-tax loss for the same quarter of fiscal 2009.  Our effective tax benefit rate for the quarter of approximately 73 percent was higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.

Two Quarters Ended February 27, 2010 Compared to the Two Quarters Ended February 28, 2009

Sales

Our consolidated sales increased $0.7 million, or one percent, compared to the prior year.  The following sales analysis for the two quarters ended February 27, 2010 is based on activity through our primary delivery channels as defined in the discussion for the quarter ended February 27, 2010 compared to the quarter ended February 28, 2009, which precedes this section:

U.S./Canada Direct – Increased sales through this channel were due to strong sales growth from our central regional office, which had a 15 percent increase in sales over the prior year.  The other three of our regional offices finished below their performance in the prior year, which was improved by strong second quarter results.  We believe that sluggish economic conditions in the United States and Canada, especially during our first quarter of fiscal 2010, led to decreased sales in these offices compared to the prior year.  However, our booking pace has improved over the prior year and we believe that sales will continue to strengthen in the United States and Canada throughout the remainder of fiscal 2010.

International Direct – The decrease in international direct sales was due to reduced sales in Japan, which was partially offset by sales increases in Australia and the United Kingdom.  We believe that continued economic weakness in Japan was the primary factor in decreased sales, which resulted in decreased training and consulting sales, as well as decreased product sales compared to the prior year.

International Licensees –Licensee sales decreased primarily due to sales performance in the first quarter of fiscal 2010.  During the second quarter, nearly all of our larger licensees had increased sales and we expect licensee sales to continue to strengthen compared to the prior year during the remainder of fiscal 2010.

National Account Practices – Each of the major components of this channel, which includes our Sales Performance practice, Education practice, and Winning Customer Loyalty practice, had increased sales compared to the prior year.

Self-Funded Marketing – The decrease in sales compared to the prior year was primarily due to reduced public program sales resulting from the decision to offer fewer programs and from decreased speeches delivered during fiscal 2010.

Other – The decrease in other sales was primarily due to reduced leasing revenues as certain lease contracts at our corporate headquarters expired in prior periods.  We are actively seeking new tenants for available property and believe that we will be successful in attracting new tenants to occupy vacant space at our corporate campus.

Gross Profit

Our consolidated gross profit increased to $41.7 million compared to $40.4 million for the first two quarters of the prior year.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, was 63.5 percent of sales compared to 62.1 percent in fiscal 2009.  The year over year improvement in gross margin was primarily due to a shift in our mix of sales to programs and consulting arrangements that had improved margins, which was partially offset by decreased international licensee royalty revenues.

Operating Expenses

Selling, General and Administrative – Our SG&A expenses decreased $4.2 million compared to the prior year.  The decrease in SG&A expenses was primarily due to continued benefits derived from our cost savings initiatives that were started in prior years and have affected nearly every aspect of our spending.  Our restructuring plan and other cost-saving initiatives had the following significant impacts on our SG&A expenses during the two quarters ended February 27, 2010: 1) our advertising and promotional expenses decreased $1.9 million primarily due to the decision to reduce the number of public programs held and strategic reductions in our overall marketing expenses; 2) our associate expenses decreased $1.1 million primarily due to headcount reductions resulting from our restructuring activities, which were partially offset by increased commission on improved sales; 3) foreign currency translation expense decreased by $0.6 million primarily due to fluctuations in foreign exchange rates during the fiscal year to date; 4) our travel related expenses decreased by $0.2 million; and 5) our computer and office supplies spending also decreased $0.3 million.  Focused cost savings efforts also reduced our SG&A spending in various other areas of operations during the first quarter of fiscal 2010.

Depreciation – Depreciation expense increased by $0.2 million compared to the prior year.  The increase was primarily due to the addition of new capital assets during the third and fourth quarters of fiscal 2009.

Amortization – Amortization expense from definite-lived intangible assets increased $0.1 million compared to the prior year due to the acquisition of CoveyLink Worldwide, LLC, which was completed in the second quarter of fiscal 2009.

Income Taxes

Our income tax benefit for the two quarters ended February 27, 2010 totaled $0.1 million compared to a $4.2 million benefit for the two quarters ended February 28, 2009.  The reduction in the tax benefit is primarily due to a reduced pre-tax loss for the two quarters ended February 27, 2010 compared to the pre-tax loss for the same period of the prior year.  The income tax benefit for the first two quarters of fiscal 2010 was based on our expected annual effective tax rate, partially offset by changes in unrecognized tax benefits during the first two quarters.  This tax benefit was partially offset by changes in unrecognized tax benefits during our first two quarters, for a net tax benefit rate of 47 percent.  Our expected annual effective tax rate of approximately 75 percent is higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.  We anticipate that these items will add approximately $2.2 million to our annual income tax provision for fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

At February 27, 2010 we had $3.2 million of cash and cash equivalents compared to $1.7 million at August 31, 2009 and our net working capital (current assets less current liabilities) totaled $1.7 million at February 27, 2010 compared to a deficit of $3.2 million at August 31, 2009.  During the first two quarters of fiscal 2010, we used the majority of our available cash to make payments on the outstanding obligation from our line of credit facility, which was contractually reduced to $13.5 million at November 30, 2009.

Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and proceeds from our revolving line of credit facility.  During the quarter ended February 27, 2010, we obtained a modification to our existing line of credit facility (the Fourth Modification).  The Fourth Modification Agreement affected the following terms of our existing line of credit agreements:

•	Loan Amount – The line of credit will continue to allow up to $13.5 million of borrowing capacity until December 31, 2010, when the loan amount will be reduced to $10.0 million.

•	Maturity Date – The maturity date of the credit facility has been extended one year to March 14, 2011.

•
Interest Rate – The effective interest rate will be based upon the calculation of the Funded Debt to EBITDAR Ratio and the Fixed Charge Coverage Ratio.  If our Funded Debt to EBITDAR Ratio is less than 2.5 to 1.0 and the Fixed Charge Coverage Ratio is greater than 2.0 to 1.0, the interest rate will be LIBOR plus 2.6 percent.  If the ratios are in excess of these amounts, but still in compliance with the terms of the line of credit facility, the interest rate will be LIBOR plus 3.5 percent.

•
Financial Covenants – The Funded Debt to EBITDAR Ratio was modified for the twelve month periods to be less than (a) 3.75 to 1.00 as of the end of the fiscal quarter ending on February 27, 2010, (b) 3.50 to 1.00 as of the end of the fiscal quarter ending on May 29, 2010, and (c) 3.00 to 1.00 as of the end of the fiscal quarter ending on August 31, 2010 and each fiscal quarter thereafter.  The Fixed Charge Coverage Ratio is required to be greater than 1.5 to 1.0 for all periods and the minimum net worth was revised to $67.0 million.  The capital expenditure limitations remain unchanged.

We may use the line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the line of credit agreement.  The line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.  At February 27, 2010, we had $10.5 million outstanding on the line of credit.

In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, as described above.  In the event of noncompliance with these financial covenants and other defined events of default, the lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit.  At February 27, 2010, we believe that we were in compliance with the terms and financial covenants of our line of credit facility.

In addition to our $13.5 million line of credit facility, we have a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the two quarters ended February 27, 2010.

Cash Flows From Operating Activities

Our cash provided by operating activities totaled $3.8 million for the two quarters ended February 27, 2010 compared to $2.8 million during the corresponding period of the prior year.  The improvement was primarily due to improved operating income in the first two quarters of fiscal 2010 compared to the first two quarters of fiscal 2009.  Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for direct costs necessary to conduct training programs, payments for selling, general, and administrative expenses, and payments to suppliers for materials used in products sold.  We believe that our continued efforts to optimize working capital balances, combined with existing and planned sales growth programs and cost-cutting initiatives, will improve our cash flows from operating activities in future periods.  However, the success of these efforts, and their eventual contribution to our cash flows, is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

We used $0.6 million of cash for investing activities during the two quarters ended February 27, 2010.  Our primary uses of cash for investing activities were the purchase of property and equipment and additional spending on curriculum development.  Our purchases of property and equipment, which totaled $0.4 million, consisted primarily of computer software and hardware.  During the first two quarters of fiscal 2010, we spent $0.2 million for further investment in curriculum development activities.  We anticipate that spending on capitalized curriculum will increase during the final two quarters of fiscal 2010.

Cash Flows From Financing Activities

Net cash used for financing activities during the two quarters ended February 27, 2010 totaled $1.5 million.  We used $2.4 million of cash to reduce our line of credit balance and $0.3 million for principal payments on our financing obligation.  These uses were partially offset by $0.9 million of net proceeds from a note payable to a bank in Japan, $0.2 million of cash received from a management stock loan participant to repay their loan, and $0.1 million of cash received from participants in the employee stock purchase plan to purchase shares of our common stock.

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

According to the terms of the agreements associated with the sale of the Consumer Solutions Business Unit assets that closed in the fourth quarter of fiscal 2008, we assigned the benefits and obligations relating to the leases of our retail stores to Franklin Covey Products, an entity in which we own approximately 19 percent.  However, we could be secondarily liable for the lease payments if Franklin Covey Products is unable to fulfill its obligations pursuant to the terms of the lease agreements.  Any default by Franklin Covey Products in its lease payment obligations could provide us with certain remedies against Franklin Covey Products, including potentially allowing us to terminate the Master License Agreement.  If Franklin Covey Products is unable to satisfy the obligations contained in the lease agreements and we are unable to obtain adequate remedies, our results of operations and cash flows may be adversely affected.

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

We recognize revenue when: 1) persuasive evidence of an agreement exists, 2) delivery of product has occurred or services have been rendered, 3) the price to the customer is fixed or determinable, and 4) collectibility is reasonably assured.  For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the consulting services.  For product sales, these conditions are generally met upon shipment of the product to the customer or by completion of the sales transaction.

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

Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectibility of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectibility assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at February 27, 2010 would decrease our reported income from operations by approximately $0.1 million.

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.  Inventories are reduced to their fair market value through the use of inventory loss reserves, which are recorded during the normal course of business.

Our inventory loss reserve calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory reserves methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have a materially adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory reserves at February 27, 2010 would decrease our reported income from operations by $0.1 million.

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

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and goodwill balances are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  Our goodwill balance at February 27, 2010 was generated by the acquisition of CoveyLink during fiscal 2009.  The Covey trade name intangible asset was generated by the merger with the Covey Leadership Center and has been deemed to have an indefinite life.  This intangible asset is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and international licensee royalties.  If the carrying value of the Covey trade name exceeds the fair value of its discounted estimated royalties on trade name related revenues, an impairment loss is recognized for the difference.

Our impairment evaluation calculations for goodwill and the Covey trade name contain uncertainties because they require us to make assumptions and apply judgment in order to estimate future cash flows, to estimate an appropriate royalty rate, and to select a discount rate that reflects the inherent risk of future cash flows.  Our valuation methodology for the Covey trade name has remained unchanged during the past three years.  However, if forecasts and assumptions used to support the carrying value of our indefinite-lived intangible asset change in future periods, significant impairment charges could result that would have an adverse effect upon our results of operations and financial condition.  The valuation methodology is also dependent upon our share price and corresponding market capitalization, which may differ from estimated royalties used in our annual impairment testing.  Based upon the fiscal 2009 evaluation of the Covey trade name and goodwill, our trade-name related revenues, licensee royalties, and overall sales levels would have to suffer significant reductions before we would be required to impair them.  During the first two quarters of fiscal 2010, we do not believe that any triggering events have occurred that required impairment testing and therefore, no additional impairment testing was performed.  However, future declines in our share price may trigger additional impairment testing and may result in unexpected impairment charges.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales levels, future training and consulting sales activity, anticipated expenses, the adequacy of existing capital resources, projected cost reduction and strategic initiatives, our expectations about our restructuring plan, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, expected improvements in cash flows from operating activities, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, estimated capital expenditures, estimates of the impact of certain income tax items, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our report on Form 10-K for the fiscal year ended August 31, 2009, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by EDS in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.  During the quarter or two quarters ended February 27, 2010, we did not utilize any foreign currency or interest rate derivative instruments and there were no significant changes to our debt structure.

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

According to the terms of the agreements associated with the sale of the Consumer Solutions Business Unit assets that closed in the fourth quarter of fiscal 2008, we assigned the benefits and obligations relating to the leases of our retail stores to Franklin Covey Products, an entity in which we own approximately 19 percent.  However, we could be secondarily liable for the lease payments if Franklin Covey Products is unable to fulfill its obligations pursuant to the terms of the lease agreements.  Any default by Franklin Covey Products in its lease payment obligations could provide us with certain remedies against Franklin Covey Products, including potentially allowing us to terminate the Master License Agreement.  If Franklin Covey Products is unable to satisfy the obligations contained in the lease agreements and we are unable to obtain adequate remedies, our results of operations and cash flows may be adversely affected.

For further information regarding our Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company acquired the following shares of its outstanding securities during the fiscal quarter ended February 27, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
Common Shares:
November 29, 2009 to January 2, 2010	83,630	$6.05	none	$2,413

January 3, 2010 to January 30, 2010	-	-	none	2,413

January 31, 2010 to February 27, 2010	-	-	none	2,413	(1)

Total Common Shares(2)	83,630	$6.05	none

(1)
In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock.  All previous authorized common stock purchase plans were canceled.  Pursuant to the terms of this stock purchase plan, we have acquired 1,009,300 shares of our common stock for $7.6 million through February 27, 2010.

(2)	These shares were received from certain members of the executive management team as partial payment for their management stock loans.

Item 5.            OTHER INFORMATION

We held our Annual Meeting of Shareholders on Friday, January 29, 2010.  The following represents a summary of each matter voted upon and the corresponding voting results for each item considered by shareholders at the Annual Meeting.

Further information regarding each item can be found in the Company’s definitive Proxy Statement, which was filed with the Securities and Exchange Commission on December 18, 2009.

1.
Election of Directors – Three directors were elected for three-year terms that expire at the Annual Meeting of Shareholders to be held in 2013 or until their successors are elected and qualified.  The number of votes for each nominee for director was as follows:

Name	Votes For	Votes Withheld
Joel C. Peterson	7,323,854	74,354
E. Kay Stepp	7,082,983	315,225
Robert A. Whitman	7,159,494	238,714

2.
Appointment of Independent Auditors – The shareholders ratified the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending August 31, 2010.  A total of 14,319,046 shares voted in favor of this appointment, 491,324 shares voted against, and 4,322 shares abstained from voting.

Item 6.             EXHIBITS

(A)	Exhibits:
10.1
Fourth Modification Agreement by and among Franklin Covey Co. and JPMorgan Chase Bank, N.A., dated February 25, 2010 (incorporated by reference to Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010).

	31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
	31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
	32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date:	April 8, 2010	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer

Date:	April 8, 2010	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer