Form 10-Q
period 2010-05-29
FRANKLIN COVEY CO
filed 2010-07-08
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2010

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

17,009,024 shares of Common Stock as of July 1, 2010

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	May 29, 2010	August 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,210	$1,688
Accounts receivable, less allowance for doubtful accounts of $685 and $879	20,857	22,877
Inventories	4,057	6,770
Deferred income taxes	2,572	2,551
Income taxes receivable	1,664	508
Prepaid expenses and other assets	6,983	5,748
Assets held for sale	1,786	-
Total current assets	40,129	40,142

Property and equipment, net	20,784	22,629
Intangible assets, net	66,165	68,994
Goodwill	3,761	505
Other assets	10,680	11,608
	$141,519	$143,878

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$704	$621
Line of credit	9,257	12,949
Note payable to bank	550	-
Accounts payable	6,943	8,758
Accrued liabilities	23,109	20,976
Total current liabilities	40,563	43,304

Financing obligation, less current portion	30,560	31,098
Other liabilities	251	472
Total liabilities	71,374	74,874

Shareholders’ equity:
Common stock – $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	183,511	183,436
Common stock warrants	7,597	7,597
Retained earnings	13,982	13,980
Accumulated other comprehensive income	2,066	1,961
Treasury stock at cost, 10,054 and 10,080 shares	(138,364)	(139,323)
Total shareholders’ equity	70,145	69,004
	$141,519	$143,878

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended

	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
	(unaudited)		(unaudited)
Net sales:
Training and consulting services	$28,597	$27,767	$87,005	$83,814
Products	1,074	805	2,742	3,161
Leasing	825	920	2,426	2,745
	30,496	29,492	92,173	89,720
Cost of sales:
Training and consulting services	10,276	9,928	30,239	29,755
Products	590	452	1,570	1,832
Leasing	426	447	1,242	1,370
	11,292	10,827	33,051	32,957
Gross profit	19,204	18,665	59,122	56,763

Selling, general, and administrative	17,530	16,798	53,268	56,547
Restructuring costs	-	843	-	843
Depreciation	915	994	2,901	2,804
Amortization	929	995	2,831	2,799
Income (loss) from operations	(170)	(965)	122	(6,230)

Loss from an equity method investee	-	(224)	-	-
Interest income	2	20	16	94
Interest expense	(734)	(741)	(2,196)	(2,333)
Loss from continuing operations before income taxes	(902)	(1,910)	(2,058)	(8,469)
Benefit (provision) for income taxes	1,165	(3,632)	2,020	1,705
Income (loss) from continuing operations	263	(5,542)	(38)	(6,764)
Income (loss) from discontinued operations, net of tax (Note 2)	(128)	489	40	509
Net income (loss)	$135	$(5,053)	$2	$(6,255)

Income (loss) from continuing operations per share:
Basic and diluted	$.02	$(.41)	$(.00)	$(.51)

Net income (loss) attributable to common shareholders per share:
Basic and diluted	$.01	$(.38)	$.00	$(.47)

Weighted average number of common shares outstanding:
Basic	16,985	13,420	13,504	13,394
Diluted	17,039	13,420	13,504	13,394

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Quarters Ended
	May 29, 2010	May 30, 2009
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$2	$(6,255)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,732	5,603
Amortization of capitalized curriculum costs	1,655	1,704
Deferred income taxes	(542)	(3,363)
Loss (gain) on disposals of property and equipment	(45)	25
Share-based compensation expense	716	334
Changes in assets and liabilities, net of effect of acquired business:
Decrease in accounts receivable, net	1,936	8,082
Decrease in inventories	1,034	1,392
Decrease (increase) in prepaid expenses and other assets	(1,451)	2,642
Decrease in accounts payable and accrued liabilities	(2,465)	(6,723)
Increase (decrease) in other long-term liabilities	83	(264)
Increase (decrease) in income taxes payable/receivable	(1,164)	(337)
Net cash provided by operating activities	5,491	2,840

Cash flows from investing activities:
Proceeds on notes receivable from disposals of subsidiaries	-	105
Payment of contingent business acquisition costs	(3,256)	-
Proceeds from sale of component of subsidiary	2,684	-
Purchases of property and equipment	(886)	(2,122)
Curriculum development costs	(266)	(1,462)
Acquisition of business, net of cash acquired	-	(1,157)
Net cash used for investing activities	(1,724)	(4,636)

Cash flows from financing activities:
Proceeds from line-of-credit borrowing	40,332	63,347
Payments on line-of-credit borrowing	(44,025)	(47,297)
Proceeds from short-term notes payable	1,154	-
Payments on short-term notes payable	(551)	-
Principal payments on financing obligation	(479)	(515)
Proceeds from sales of common stock from treasury	211	224
Proceeds from management stock loan payments	159	-
Purchase of common shares for treasury	(51)	(28,270)
Net cash used for financing activities	(3,250)	(12,511)

Effect of foreign exchange rates on cash and cash equivalents	5	(381)
Net increase (decrease) in cash and cash equivalents	522	(14,688)
Cash and cash equivalents at beginning of the period	1,688	15,904
Cash and cash equivalents at end of the period	$2,210	$1,216

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,156	$2,311
Cash paid for income taxes	$465	$2,571

Non-cash investing and financing activities:
Acquisition of property and equipment through accounts payable	$197	$62

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a leading global provider of execution, leadership, and personal-effectiveness training.  We operate globally with one common brand and set of offerings designed to enable us to provide clients around the world with the same high level of service.  To achieve this level of service, we operate four regional sales offices in the United States; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculum and provide services in over 100 other countries and territories around the world.  Our business-to-business service builds on our expertise in training, consulting, and technology that is designed to help our clients define great performance and engage their leaders and front-line employees to execute at the highest levels.  We also help clients accelerate great performance through education in management skills, relationship skills, and individual effectiveness, and can provide personal-effectiveness literature and electronic educational solutions to our clients as needed.  Our services and products are available through professional consulting services, training on-site at client locations by Franklin Covey consultants, training on-site at client locations by client employees who have been certified to deliver our content, public workshops, and through a series of offerings delivered via the Internet.  These offerings are described in further detail at www.franklincovey.com.   We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People and its execution process, The 4 Disciplines of Execution.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that ended on November 28, 2009, February 27, 2010, and May 29, 2010 during fiscal 2010.  Under the modified 52/53-week fiscal year, the quarter ended May 29, 2010 had the same number of business days as the quarter ended May 30, 2009, and the three quarters ended May 29, 2010 had one less business day than the three quarters ended May 30, 2009.  Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

The results of operations for the quarter and three quarters ended May 29, 2010 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2010, or for any future periods.

In February 2010, the Financial Accounting Standards Board (FASB) issued amended guidance on subsequent events.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  This guidance was effective immediately and the Company adopted these new requirements for the period ended May 29, 2010.

NOTE 2 – SALE OF JAPAN PRODUCT SALES OPERATION

During May 2010, we signed an agreement to sell the product sales component of our wholly owned subsidiary in Japan to Nakabayashi Co. Ltd., an unrelated Japan-based paper products company.  The sale includes the disposition of inventories, certain intangibles assets (including customer lists), and other current assets.  The sale closed on June 1, 2010 and the total sale price was JPY 305.0 million, or approximately $3.4 million.  In addition, the sale agreement provides for a three percent passive royalty on annual sales, which we believe are not significant to our operations.  We believe that the sale of this division will further align our Japanese operations with our overall strategic focus on training and consulting sales.  The Japan products sales component was previously reported as a part of our international operations.

We determined that the products sales division of our Japan subsidiary constituted a component of an entity as defined in Accounting Standards Codification (ASC) paragraph 205-20-20 and that the assets of this component should be classified as held for sale at May 29, 2010.  There were no liabilities or components of shareholders’ equity that were sold in this transaction and none of those balances were classified as held for sale at May 29, 2010.  The carrying values of the assets classified as held for sale in the accompanying May 29, 2010 consolidated balance sheet were as follows (in thousands):

May 29, 2010
Inventories (finished goods)	$1,758
Prepaid expenses and other current assets	28
Intangible assets (customer list, etc.)	-
$1,786

We further determined that the operating results of the Japan product sales component qualify for discontinued operations presentation and we have presented the operating results of the Japan product sales component as discontinued operations for all periods presented in this report.  The income (loss) from discontinued operations was comprised of the following for the periods presented (in thousands):

	Quarter Ended		Three Quarters Ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Sales	$1,116	$1,153	$5,097	$5,909
Gross profit	431	270	2,230	2,552
Income (loss) before income taxes	85	(268)	988	899
Income tax benefit (provision)	(213)	757	(948)	(390)
Income (loss) from discontinued operations, net of tax	$(128)	$489	$40	$509

We received $2.7 million of the sale proceeds prior to the closing of the sale and recorded the partial payment as a component of accrued liabilities in the accompanying consolidated balance sheet at May 29, 2010.  We anticipate that the sale of the Japan products division will result in a gain of approximately $1.0 million, after deducting customary costs required to complete the transaction.

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	May 29, 2010	August 31, 2009

Finished goods	$3,882	$6,542
Raw materials	175	228
	$4,057	$6,770

NOTE 4 – COVEYLINK EARNOUT PAYMENT

During the quarter ended May 29, 2010, we paid $3.3 million in cash to the former owners of CoveyLink Worldwide, LLC (CoveyLink) for the first of five potential annual contingent payments.  The annual contingent payments are based on earnings growth over the specified earnings period and were classified as goodwill in our consolidated balance sheet.  The former owners of CoveyLink include Stephen M.R. Covey, who is the son of our Vice-Chairman of the Board of Directors.

NOTE 5 – SHORT-TERM NOTE PAYABLE

On December 1, 2009, we obtained an unsecured short-term loan from a bank in Japan for JPY 100.0 million.  The loan is due on May 31, 2010 and bears interest at 2.5 percent for the duration of the loan.  At May 29, 2010, $0.6 million was outstanding on this obligation.  The loan proceeds were available for general corporate purposes, and the loan does not contain any financial covenants.  However, at the inception of the loan, the United States dollar equivalent of the loan exceeded the allowable $1.0 million, which resulted in an instance of non-compliance with our line of credit agreement.  This instance of non-compliance has since been cured and did not increase the outstanding obligation on the line of credit agreement.  The Fourth Modification Agreement to our line of credit facility waived the instance of non-compliance with regard to the Japan loan.

Subsequent to May 29, 2010, we repaid the note payable in full.

NOTE 6 – SHARE-BASED COMPENSATION

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant long-term performance awards, unvested share awards, employee stock purchase plan (ESPP) shares, and stock options.  In addition, our Board of Directors and shareholders may, from time to time, approve fully vested share awards.  The compensation cost of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations, and no share-based compensation was capitalized during the three quarters ended May 29, 2010.  We generally issue shares of common stock for our share-based compensation plans from shares held in treasury.  The following is a description of recent developments in our share-based compensation plans.

Long-Term Performance Awards

The Company has a performance based long-term incentive plan (the LTIP) that provides for annual grants of share-based performance awards to certain managerial personnel and executive management as directed by the Organization and Compensation Committee (the Compensation Committee) of the Board of Directors.  During fiscal 2010, the Compensation Committee approved the fiscal 2010 LTIP award, which includes the following key terms:

•	Target Number of Shares Expected to Vest at August 31, 2012 – 232,576 shares
•	Vesting Dates – August 31, 2012, February 28, 2013, and August 31, 2013
•	Grant Date Fair Value of Common Stock – $5.28 per share

The fiscal 2010 LTIP has a four-year performance period, but has three vesting dates if certain financial measures are achieved during the performance period.  Therefore, we record compensation expense based on the estimated number of shares expected to be received at each of the vesting dates.  The number of common shares that are finally awarded to LTIP participants is variable and is based entirely upon the achievement of specified financial performance objectives during the specified performance period.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the number of shares expected to be awarded based upon actual and estimated financial results of the Company compared to the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the estimated probable number of common shares to be awarded.  During the quarter ended May 29, 2010, no adjustments were made to the expected number of shares that will vest under the fiscal 2010 LTIP grant.

Unvested Share Awards

Based upon the provisions of our Non-Employee Directors’ Plan, each qualifying member of our Board of Directors is entitled to receive an annual unvested share award equal to $40,000 with a one-year vesting period.  The unvested share awards are now awarded following the Annual Shareholders’ Meeting each year, which is generally held in January.  The following information applies to our unvested share awards, all of which are held by qualifying members of our Board of Directors, as of May 29, 2010:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested share awards at August 31, 2009	133,612	$6.28
Granted	61,064	5.24
Forfeited	-	-
Vested	(97,612)	5.83
Unvested share awards at May 29, 2010	97,064	$6.08

In fiscal 2010, the Board of Directors approved changes to our stock incentive plan to exclude shares granted under unvested share awards from participation in any dividends until the shares vest.  This change was effective for the fiscal 2010 Non-Employee Directors’ Plan unvested share grant.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of the Company’s common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter and three quarters ended May 29, 2010, a total of 17,029 shares and 43,613 shares were issued to participants in the ESPP.

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

	Number of Stock Options	Weighted Avg. Exercise Price Per Share
Outstanding at August 31, 2009	1,762,000	$13.37
Granted	675,000	11.25
Exercised	-	-
Forfeited	(93,000)	6.32
Outstanding at May 29, 2010	2,344,000	$13.04

Options vested and exercisable at May 29, 2010	1,669,000	$13.76

During the second quarter of fiscal 2010, the Compensation Committee awarded the Chief Executive Officer and Chief Financial Officer options to purchase 500,000 shares and 175,000 shares of our common stock, respectively.  The options have a life of 10 years and are divided into four equal tranches with exercise prices of $9.00 per share, $10.00 per share, $12.00 per share, and $14.00 per share.  These options vest upon resolution of the management common stock loan program, subject to Board of Director approval of the resolution, and were valued using a Monte Carlo simulation model.

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

We recognized an income tax benefit during the three quarters ended May 29, 2010 based on anticipated pre-tax income for the full fiscal year ending August 31, 2010.  In addition, we recorded a tax benefit of $0.4 million resulting from the expiration of the statute of limitations on uncertain tax positions, primarily related to international transactions.  The resulting tax benefit rate for the first three quarters of fiscal 2010 was 98 percent.  Our expected annual effective tax rate of approximately 88 percent is higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, disallowed executive compensation, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.  We anticipate that these items and other differences will add approximately $2.5 million to our annual income tax provision for fiscal 2010.  However, due to the utilization of net operating loss carryforwards, our income tax expense will not be indicative of the actual cash paid for income taxes.  We do not expect significant changes in our unrecognized tax benefits over the next twelve months.

NOTE 8 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is based on net income or loss and includes charges and credits to equity accounts that were not the result of transactions with shareholders.  Our comprehensive income (loss) was calculated as follows for the periods presented in this report (in thousands):

	Quarter Ended		Three Quarters Ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Net income (loss)	$135	$(5,053)	$2	$(6,255)
Other comprehensive income (loss) items, net of tax:
Foreign currency translation adjustments	(90)	434	105	345
Comprehensive income (loss)	$45	$(4,619)	$107	$(5,910)

NOTE 9 – EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “if-converted” method, as appropriate.  Due to modifications to our management stock loan program, we determined that the shares of management stock loan participants that were placed in the escrow account are participating securities because they continue to have equivalent common stock dividend rights.  Accordingly, these management stock loan shares are included in our basic EPS calculation during periods of net income and excluded from the basic EPS calculation in periods of net loss.  Our unvested share awards granted prior to fiscal 2010 also participate in common stock dividends on the same basis as outstanding shares of common stock.  However, the impact of the unvested share awards was immaterial to our EPS calculations for the periods presented.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Three Quarters Ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations	$263	$(5,542)	$(38)	$(6,764)
Income (loss) from discontinued operations, net of tax	(128)	489	40	509
Net income (loss) attributable to common shareholders	$135	$(5,053)	$2	$(6,255)

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding(1)	16,985	13,420	13,504	13,394
Effect of dilutive securities:
Stock options and other share-based awards	54	-	-	-
Common stock warrants(2)	-	-	-	-
Diluted weighted average shares outstanding	17,039	13,420	13,504	13,394

EPS Calculations:
Income (loss) from continuing operations per share:
Basic and diluted	$.02	$(.41)	$(.00)	$(.51)

Income (loss) from discontinued operations per share:
Basic and diluted	(.01)	.03	.00	.04

Net income (loss) attributable to common shareholders per share:
Basic and diluted	$.01	$(.38)	$(.00)	$(.47)

(1)
Since we recognized losses from continuing operations for the three quarters ended May 29, 2010 and for both periods of fiscal 2009, our basic weighted average shares for those periods exclude 3.4 million shares at May 29, 2010 and 3.5 million shares at May 30, 2009 of common stock held by management stock loan participants that were placed in escrow.

(2)	For the periods presented, the conversion of 6.2 million common stock warrants is not assumed because such conversion would be anti-dilutive.

At May 29, 2010 and May 30, 2009, we had 2.3 million and 1.8 million stock options which were not included in the computation of diluted EPS because the Company reported a net loss or the options’ exercise prices were greater than the average market price of our common shares for the respective period.  Although these shares were not included in our calculation of diluted EPS, these stock options, and other dilutive securities such as our common stock warrants, may have a dilutive effect on our EPS calculation in future periods if the price of our common stock increases.

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

The Company’s chief operating decision maker is the Chief Executive Officer (CEO), and the primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (EBITDA), which is a non-GAAP measure and may not be calculated as similarly titled amounts calculated by other companies.  For segment reporting purposes, our consolidated EBITDA can be calculated as our income or loss from operations excluding depreciation and amortization charges.

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  There were no significant organizational or structural changes during the quarter or three quarters ended May 29, 2010, and all prior period segment information has been revised to conform to the most recent classifications and organizational changes.  We account for our segment information on the same basis as the accompanying condensed consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)
Quarter Ended May 29, 2010	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization

U.S./Canada	$22,007	$12,855	$679	$448	$926
International	7,664	5,950	2,432	82	3
Total	29,671	18,805	3,111	530	929
Corporate and eliminations	825	399	(1,437)	385	-
Consolidated	$30,496	$19,204	$1,674	$915	$929

Quarter Ended May 30, 2009

U.S./Canada	$20,627	$11,901	$(459)	$430	$992
International	7,945	6,291	2,504	85	3
Total	28,572	18,192	2,045	515	995
Corporate and eliminations	920	473	(1,021)	479	-
Consolidated	$29,492	$18,665	$1,024	$994	$995

Three Quarters Ended May 29, 2010

U.S./Canada	$64,299	$38,258	$3,196	$1,391	$2,821
International	25,448	19,684	7,957	269	10
Total	89,747	57,942	11,153	1,660	2,831
Corporate and eliminations	2,426	1,180	(5,299)	1,241	-
Consolidated	$92,173	$59,122	$5,854	$2,901	$2,831

Three Quarters Ended May 30, 2009

U.S./Canada	$59,726	$34,675	$(5,215)	$1,028	$2,791
International	27,249	20,713	7,996	283	8
Total	86,975	55,388	2,781	1,311	2,799
Corporate and eliminations	2,745	1,375	(3,408)	1,493	-
Consolidated	$89,720	$56,763	$(627)	$2,804	$2,799

A reconciliation of enterprise EBITDA to consolidated loss from continuing operations before income taxes is provided below (in thousands):

	Quarter Ended		Three Quarters Ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Enterprise EBITDA	$3,111	$2,045	$11,153	$2,781
Corporate expenses	(1,437)	(1,021)	(5,299)	(3,408)
Consolidated EBITDA	1,674	1,024	5,854	(627)
Depreciation	(915)	(994)	(2,901)	(2,804)
Amortization	(929)	(995)	(2,831)	(2,799)
Income (loss) from operations	(170)	(965)	122	(6,230)
Losses from an equity method investee	-	(224)	-	-
Interest income	2	20	16	94
Interest expense	(734)	(741)	(2,196)	(2,333)
Loss from continuing operations before income taxes	$(902)	$(1,910)	$(2,058)	$(8,469)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Overview

Our third quarter of each fiscal year includes the months of March, April, and May.  During the quarter ended May 29, 2010, we entered into an agreement to sell the product sales operation of our wholly owned subsidiary in Japan.  As a result of this transaction, we determined that it was appropriate to present the financial results of the products sales operation in Japan as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.  The following discussion is based upon a comparison of continuing operations for the periods presented.

For the quarter ended May 29, 2010, our consolidated sales from continuing operations increased $1.0 million, or 3 percent, to $30.5 million compared to $29.5 million for the quarter ended May 30, 2009.  Improved sales helped to produce improved operating results as our loss from operations for the quarter was $0.2 million compared to a loss of $1.0 million in the prior year.  Our pre-tax loss from continuing operations improved to $0.9 million for the third quarter of fiscal 2010 compared to $1.9 million in the third quarter of fiscal 2009.  Including the impact of income taxes, we recognized income from continuing operations of $0.3 million in the third quarter of fiscal 2010 compared to a $5.5 million loss in the prior year.  Our net income for the quarter ended May 29, 2010 totaled $0.1 million, or $.01 per diluted share, compared to a net loss of $5.1 million, or $(.38) per diluted share in fiscal 2009.

The primary factors that influenced our operating results for the quarter ended May 29, 2010 were as follows:

•
Sales – Our consolidated sales from continuing operations increased to $30.5 million compared to $29.5 million in the prior year.  We continue to be encouraged by revenue growth in our practices, at most of our U.S./Canadian regional sales offices, from our international licensee partners, and from our directly owned offices in Australia and the United Kingdom.  Growth in these areas was partially offset by decreased sales in Japan and from our western domestic sales region.  Sales in Japan were impacted by a $0.8 million intellectual property sale in fiscal 2009 that did not repeat in fiscal 2010 and by weak economic conditions in that country.  Looking forward, our booking pace continues to improve significantly over the prior year, and we were awarded several significant training contracts that we believe will strengthen sales during the fourth quarter of fiscal 2010 and first quarter of fiscal 2011.

•
Gross Profit – Our gross profit from continuing operations totaled $19.2 million compared to $18.7 million in fiscal 2009, which increase was primarily due to increased sales in fiscal 2010 compared to the prior year.  Our consolidated gross margin, which is gross profit in terms of a percentage of sales, remained consistent with the prior year at 63.0 percent of sales compared to 63.3 percent in the third quarter of fiscal 2009.

•
Operating Costs – Our operating expenses decreased by $0.3 million compared to the corresponding quarter of fiscal 2009, which was primarily due to a $0.1 million decrease in selling, general, and administrative expenses (including the impact of a $0.8 million restructuring charge in fiscal 2009), a $0.1 million decrease in depreciation expense, and a $0.1 million decrease in amortization expense.

•
Income Taxes – Our income tax benefit for the three quarters ended May 29, 2010 totaled $2.0 million on a pre-tax loss of $2.1 million for an effective rate of 98 percent.  The income tax benefit is based on anticipated pre-tax income for the full fiscal year ending August 31, 2010.  Our expected annual effective tax rate of approximately 88 percent is higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, disallowed executive compensation, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.  We anticipate that these items and other differences will add approximately $2.5 million to our annual income tax provision for fiscal 2010.  However, due to the utilization of net operating loss carryforwards, our income tax expense will not be indicative of the actual cash paid for income taxes.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

The following table sets forth sales data from continuing operations by category and by our primary delivery channels (in thousands):

	Quarter Ended			Three Quarters Ended
	May 29, 2010	May 30, 2009	Percent Change	May 29, 2010	May 30, 2009	Percent Change
Sales by Category:
Training and consulting services	$28,597	$27,767	3	$87,005	$83,814	4
Products	1,074	805	33	2,742	3,161	(13)
Leasing	825	920	(10)	2,426	2,745	(12)
	$30,496	$29,492	3	$92,173	$89,720	3

Sales by Channel:
U.S./Canada direct	$15,351	$14,263	8	$43,790	$41,240	6
International direct	5,199	5,878	(12)	18,438	20,528	(10)
International licensees	2,463	2,131	16	7,010	6,786	3
National account practices	4,230	3,717	14	12,882	9,180	40
Self-funded marketing	2,114	2,078	2	5,874	7,983	(26)
Other	1,139	1,425	(20)	4,179	4,003	4
	$30,496	$29,492	3	$92,173	$89,720	3

Quarter Ended May 29, 2010 Compared to the Quarter Ended May 30, 2009

Sales

We offer a variety of training courses, consulting services, and training related products that are focused on leadership, productivity, strategy execution, sales force performance, trust, and effective communications that are provided both domestically and internationally through our sales force or through international licensee partners.  For the quarter ended May 29, 2010, our consolidated sales increased by $1.0 million compared to fiscal 2009.  The following sales analysis for the quarter ended May 29, 2010 is based on activity through our primary delivery channels:

U.S./Canada Direct – This channel includes our four regional field offices that serve our clients in the United States and Canada and our Government services group.  During the quarter ended May 29, 2010, we had improved sales performance in this channel as three of our four regional offices increased sales over the prior year, revenue per training day increased, and cancellation rates decreased compared to the prior year.  Sales through our Government services group also increased compared to the prior year and are expected to grow during the fourth quarter of fiscal 2010.  Our western regional office, which experienced decreased sales compared to the prior year, was impacted by continued weakness in the economy in that region of the United States.

International Direct – Our three directly owned international offices are located in Australia, Japan, and the United Kingdom.  The decrease in international direct sales was due to reduced sales in Japan, which declined $1.2 million (on a continuing operations basis) compared to fiscal 2009.  This decrease was partially offset by sales increases in Australia and the United Kingdom.  Sales in Japan were impacted by a $0.8 million intellectual property sale in fiscal 2009 that did not repeat in fiscal 2010 and by weak economic conditions in that country.  We believe that continued economic weakness in Japan was the primary factor in decreased sales, which resulted in decreased training and consulting sales and decreased book publishing sales compared to the prior year.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  During the quarter ended May 29, 2010, nearly all of our larger foreign licensees had increased sales compared to the prior year and we believe this trend will continue during the fourth quarter of fiscal 2010.

National Account Practices – Our national account practices are comprised of programs that are not typically offered in our regional field offices and includes Helping Clients Succeed from the sales performance group, The Leader In Me curriculum designed for students from our education practice, and Winning Customer Loyalty from our customer loyalty practice.  During the quarter ended May 29, 2010, each of our major components of this channel had increased sales compared to the prior year.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  The slight increase in sales was primarily due to increased speeches delivered and a slight increase in public program sales.  Increased sales from these sources were partially offset by decreased book sales.

Other – Our other sales are comprised primarily of leasing and shipping and handling revenues.  The decrease in other sales was primarily due to reduced leasing revenues as certain lease contracts at our corporate headquarters expired in prior periods.  We are actively seeking new tenants for available property and believe that we will be successful in attracting new tenants to occupy vacant space at our corporate campus.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  Our consolidated gross profit increased to $19.2 million compared to $18.7 million in fiscal 2009.  The increase in gross profit was primarily attributable to increased sales compared to the prior year.  Our consolidated gross margin from continuing operations, which is gross profit stated in terms of a percentage of sales, remained consistent with the prior year and was 63.0 percent of sales compared to 63.3 percent in fiscal 2009.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses, (including the impact of a $0.8 million restructuring charge in fiscal 2009) decreased by $0.1 million compared to the prior year.  The decrease in SG&A expenses was primarily due to continued benefits derived from our cost savings initiatives that were started in prior years and have affected nearly every aspect of our spending.  These initiatives included a restructuring plan that reduced the number of our domestic regional sales offices, decentralized certain sales support functions, reduced our headcount, and made significant changes in the operation of our Canadian subsidiary.  However, reduced SG&A expenses were partially offset by the increases in the following areas: 1) fluctuations in foreign currency exchange rates resulted in transaction losses of $0.2 million during the quarter compared to transaction gains of $0.4 million in fiscal 2009; 2) our associate costs increased $0.2 million primarily due to increased commissions on higher sales and investments in new personnel that are expected to contribute to sales growth in future periods; and 3) travel expenses increased by $0.1 million primarily resulting from increased training and consulting activity.  We continue to design and implement new initiatives that are designed to streamline our processes, procedures, and operations that we believe will continue to provide improvements in our operating results compared to the prior year throughout the remainder of fiscal 2010.  However, we cannot assure you that these initiatives will be successful.

Depreciation – Depreciation expense decreased $0.1 million compared to the prior year.  The decrease was primarily due to the full depreciation of certain assets.  Based upon anticipated capital asset acquisitions in fiscal 2010, we expect depreciation expense to total approximately $4.0 million during fiscal 2010.

Amortization – Amortization expense from definite-lived intangible assets decreased slightly compared to the prior year as amortization rates declined on acquisition intangible assets resulting from the purchase of CoveyLink Worldwide, LLC, which was completed in the second quarter of fiscal 2009.  We currently expect that intangible asset amortization expense will total $3.8 million in fiscal 2010.

Three Quarters Ended May 29, 2010 Compared to the Three Quarters Ended May 30, 2009

Sales

Our consolidated sales increased $2.5 million, or three percent, compared to the prior year.  The following sales analysis for the three quarters ended May 29, 2010 is based on activity through our primary delivery channels as defined in the discussion for the quarter ended May 29, 2010 compared to the quarter ended May 30, 2009, which precedes this section:

U.S./Canada Direct – Increased sales through this channel were due to strong sales growth from two of our four regional sales offices and from improved sales from our government services channel.  We believe that sluggish economic conditions in the United States and Canada, especially during our first quarter of fiscal 2010, led to decreased sales in our sales offices compared to the prior year.  However, our booking pace has improved over the prior year, and we believe that sales will continue to strengthen in the United States and Canada during the fourth quarter of fiscal 2010.

International Direct – The decrease in international direct sales was due to reduced sales in Japan, which declined $3.2 million (on a continuing operations basis) compared to fiscal 2009.  This decrease was partially offset by sales increases in Australia and the United Kingdom.  We believe that continued economic weakness in Japan was the primary factor for the decreased sales, which resulted in decreased training and consulting sales and publishing sales compared to the prior year.

International Licensees – Licensee sales increased primarily due to improved sales performance during the second and third quarters of fiscal 2010, when nearly all of our larger licensees had increased sales compared to the prior year.

National Account Practices – Each of the major components of this channel, which includes our sales performance practice, education practice, and winning customer loyalty practice, had increased sales compared to the prior year.

Self-Funded Marketing – The decrease in sales compared to the prior year was primarily due to reduced public program sales resulting from the decision to offer fewer programs and from decreased speeches delivered during fiscal 2010.  However, sales through these channels improved slightly during our third quarter ended May 29, 2010.

Other – The decrease in other sales was primarily due to reduced leasing revenues as certain lease contracts at our corporate headquarters expired in prior periods.  We are actively seeking new tenants for available property and believe that we will be successful in attracting new tenants to occupy vacant space at our corporate campus.

Gross Profit

Our consolidated gross profit from continuing operations increased to $59.1 million compared to $56.8 million for the first three quarters of fiscal 2009.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, was 64.1 percent of sales in fiscal 2010 compared to 63.3 percent in fiscal 2009.  The year-over-year improvement in gross margin was primarily due to a shift in our mix of sales to programs and consulting arrangements that had improved margins and by increased international licensee royalty revenues, which have virtually no cost of sales.

Operating Expenses

Selling, General and Administrative – Our SG&A expenses decreased $4.1 million compared to the prior year (including the impact of $0.8 million of restructuring charges recorded in fiscal 2009).  The decrease in SG&A expenses was primarily due to continued benefits derived from our cost savings initiatives and focused efforts on overall SG&A spending.  Our restructuring plan and other cost-saving initiatives had the following significant impacts on our SG&A expenses during the three quarters ended May 29, 2010: 1) our advertising and promotional expenses decreased $2.1 million primarily due to the decision to reduce the number of public programs held and strategic reductions in our overall marketing expenses; 2) our associate expenses decreased $0.9 million primarily due to headcount reductions resulting from our restructuring activities, which were partially offset by increased commission on improved sales and new hires; 3) our spending on computer, office, and other related items declined by $0.5 million; and 4) our travel related expenses decreased by $0.1 million.  Focused cost savings efforts also reduced our SG&A spending in various other areas of operations during the first three quarters of fiscal 2010.

Depreciation – Depreciation expense increased by $0.1 million compared to the prior year.  The increase was primarily due to depreciation expense resulting from the addition of new capital assets during the third and fourth quarters of fiscal 2009.

Income Taxes

Our income tax benefit for the three quarters ended May 29, 2010 totaled $2.0 million on a pre-tax loss of $2.1 million for an effective rate of 98 percent.  The income tax benefit for the three quarters ended May 30, 2009 was $1.7 million on a pre-tax loss of $8.5 million for an effective rate of 20 percent.  Our expected annual effective tax rate of approximately 88 percent is higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, disallowed executive compensation, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.  We anticipate that these items and other differences will add approximately $2.5 million to our annual income tax provision for fiscal

2010.  However, due to the utilization of net operating loss carryforwards, our income tax expense will not be indicative of the actual cash paid for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At May 29, 2010 we had $2.2 million of cash and cash equivalents compared to $1.7 million at August 31, 2009 and our working capital (current assets less current liabilities) deficit was $0.4 million at May 29, 2010 compared to a deficit of $3.2 million at August 31, 2009.  During the first three quarters of fiscal 2010, we used the majority of our available cash to pay a required earnout payment to the former owners of CoveyLink and to make payments on the outstanding obligation from our line of credit facility, which was contractually reduced to $13.5 million at November 30, 2009.

Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and proceeds from our revolving line of credit facility.  During the second quarter of fiscal 2010, we obtained a modification to our existing line of credit facility (the Fourth Modification).  The Fourth Modification Agreement affected the following terms of our existing line of credit agreements:

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

We may use the line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the line of credit agreement.  The line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.  At May 29, 2010, we had $9.3 million outstanding on our line of credit.

In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, as described above.  In the event of noncompliance with these financial covenants and other defined events of default, the lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit.  At May 29, 2010, we believe that we were in compliance with the terms and financial covenants of our line of credit facility.

In addition to our $13.5 million line of credit facility, we have a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 29, 2010.

Cash Flows From Operating Activities

Our cash provided by operating activities totaled $5.5 million for the three quarters ended May 29, 2010 compared to $2.8 million during the corresponding period of the prior year.  The improvement was primarily due to improved operating income in the first three quarters of fiscal 2010 compared to the same period of fiscal 2009.  Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for direct costs necessary to conduct training programs, payments for selling, general, and administrative expenses, and payments to suppliers for materials used in products sold.  We believe that our continued efforts to optimize working capital balances, combined with existing and planned sales growth efforts and cost-cutting initiatives, will improve our cash flows from operating activities in future periods.  However, the success of these efforts, and their eventual contribution to our cash flows, is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

We used $1.7 million of cash for investing activities during the three quarters ended May 29, 2010.  Our primary uses of cash for investing activities were the payment of the first of five potential earnout payments to the former owners of CoveyLink, purchases of property and equipment, and additional spending on curriculum development.  During the quarter ended May 29, 2010, we paid $3.3 million to the former owners of CoveyLink based on earnings growth over the specified earnings period.  The former owners of CoveyLink include Stephen M.R. Covey, who is the son of our Vice-Chairman of the Board of Directors.  Our purchases of property and equipment, which totaled $0.9 million, consisted primarily of computer hardware and software.  During the first three quarters of fiscal 2010, we spent $0.3 million for further investment in curriculum development activities.  These uses of cash were partially offset by the receipt of $2.7 million, or 80 percent, of the total proceeds from the sale of our product sales component of our Japan subsidiary.  The remaining 20 percent of the purchase price was received following the closing of the sale agreement in June 2010.

Cash Flows From Financing Activities

Net cash used for financing activities in fiscal 2010 through May 29, 2010 totaled $3.3 million.  Our uses of cash for financing activities primarily consisted of $3.7 million of cash used to reduce our line of credit balance, $0.6 million of cash used to repay a portion of an outstanding note payable to bank, and $0.5 million used for principal payments on our financing obligation.  These uses were partially offset by $1.2 million of proceeds from a note payable to a bank in Japan, $0.2 million of cash received from participants in the employee stock purchase plan to purchase shares of our common stock, and $0.2 million of cash received from a management stock loan participant to repay their loan.

Sources of Liquidity

Going forward, we will continue to incur costs necessary for the operation and potential growth of the business.  We anticipate using cash on hand, cash provided by the sale of services and products to our clients on the condition that we can continue to generate cash flows from operating activities, and other financing alternatives, if necessary, for these expenditures.  We anticipate that our existing capital resources should be adequate to enable us to maintain our operations for at least the upcoming twelve months.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors.  Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new programs or products by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

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

According to the terms of the agreements associated with the sale of the Consumer Solutions Business Unit assets that closed in the fourth quarter of fiscal 2008, we assigned the benefits and obligations relating to the leases of our retail stores to Franklin Covey Products, an entity in which we own approximately 19 percent.  However, we remain secondarily liable for these leases and may have to fulfill the obligations contained in the lease agreements, including making lease payments, if Franklin Covey Products is unable to fulfill its obligations pursuant to the terms of the lease agreements.  Any default by Franklin Covey Products in its lease payment obligations could provide us with certain remedies against Franklin Covey Products, including potentially allowing us to terminate the Master License Agreement.  If Franklin Covey Products is unable to satisfy the obligations contained in the lease agreements and we are unable to obtain adequate remedies, our results of operations and cash flows may be adversely affected.

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

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in the existing accounts receivable balance.  We determine the allowance for doubtful accounts based upon historical write-off experience and current economic conditions, and we review the adequacy of our allowance for doubtful accounts on a regular basis.  Receivable balances over 90 days past due, which exceed a specified dollar amount, are reviewed individually for collectibility.  Account balances are charged off against the allowance after all means of collection have been exhausted and the probability for recovery is considered remote.  We do not have any off-balance sheet credit exposure related to our customers.

Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectibility of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectibility assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at May 29, 2010 would increase our reported loss from operations by approximately $0.1 million.

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.  Inventories are reduced to their fair market value through the use of inventory loss reserves, which are recorded during the normal course of business.

Our inventory loss reserve calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory reserves methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have a materially adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory reserves at May 29, 2010 would increase our reported loss from operations by $0.1 million.

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

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and goodwill balances are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  Our goodwill balance at May 29, 2010 was generated by the acquisition of CoveyLink during fiscal 2009 and by the payment of the first of five potential earnout payments.  The Covey trade name intangible asset was generated by the merger with the Covey Leadership Center and has been deemed to have an indefinite life.  This intangible asset is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and international licensee royalties.  If the carrying value of the Covey trade name exceeds the fair value of its discounted estimated royalties on trade name related revenues, an impairment loss is recognized for the difference.

Our impairment evaluation calculations for goodwill and the Covey trade name contain uncertainties because they require us to make assumptions and apply judgment in order to estimate future cash flows, to estimate an appropriate royalty rate, and to select a discount rate that reflects the inherent risk of future cash flows.  Our valuation methodology for the Covey trade name has remained unchanged during the past three years.  However, if forecasts and assumptions used to support the carrying value of our indefinite-lived intangible asset change in future periods, significant impairment charges could result that would have an adverse effect upon our results of operations and financial condition.  The valuation methodology is also dependent upon our share price and corresponding market capitalization, which may differ from estimated royalties used in our annual impairment testing.  Based upon the fiscal 2009 evaluation of the Covey trade name and goodwill, our trade-name related revenues, licensee royalties, and overall sales levels would have to suffer significant reductions before we would be required to impair them.  During the first three quarters of fiscal 2010, we do not believe that any triggering events have occurred that required impairment testing and therefore, no additional impairment testing was performed.  However, future declines in our share price may trigger additional impairment testing and may result in unexpected impairment charges.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding our expectations about future sales levels, future training and consulting sales activity, anticipated expenses, the adequacy of existing capital resources, projected cost reduction and strategic initiatives, our expectations about our restructuring plan, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, expected improvements in cash flows from operating activities, our ability to attract new tenants for available space at our corporate campus, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, estimated capital expenditures, estimates of the impact of certain income tax items, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our report on Form 10-K for the fiscal year ended August 31, 2009, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by EDS in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk of Financial Instruments

We are exposed to financial instrument market risk primarily through fluctuations in foreign currency exchange rates and interest rates.  To manage risks associated with foreign currency exchange and interest rates, we may make limited use of derivative financial instruments.  Derivatives are financial instruments that derive their value from one or more underlying financial instruments.  As a matter of policy, our derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures.  In addition, we do not enter into derivative contracts for trading or speculative purposes, nor are we party to any leveraged derivative instrument.  The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument, and, thus, are not a measure of exposure to us through our use of derivatives.  Additionally, we enter into derivative agreements only with highly rated counterparties and we do not expect to incur any losses resulting from non-performance by other parties.

Foreign Currency Sensitivity

Due to the global nature of our operations, we are subject to risks associated with transactions that are denominated in currencies other than the United States dollar, as well as the effects of translating amounts denominated in foreign currencies to United States dollars as a normal part of the reporting process.  The objective of our foreign currency risk management activities is to reduce foreign currency risk in the consolidated financial statements.  In order to manage foreign currency risks, we may make limited use of foreign currency forward contracts and other foreign currency related derivative instruments.  Although we cannot eliminate all aspects of our foreign currency risk, we believe that our strategy, which includes the use of derivative instruments, can reduce the impacts of foreign currency related issues on our consolidated financial statements.  The following is a description of our use of foreign currency derivative instruments.

During the quarter ended May 29, 2010 we entered into a foreign currency forward contract to secure an exchange rate at a future date to repatriate cash from Japan resulting from the sale of the product sales division of our Japan subsidiary.  The notional amount of the foreign currency forward contract is JPY 186.1 million, or $2.0 million, and expires on September 3, 2010.  This contract did not qualify for hedge accounting, and we recognized a $45,000 loss from this instrument in our condensed consolidated statements of operations for the quarter and three quarters ended May 29, 2010.

Interest Rate Sensitivity

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2009 related to interest rate sensitivity.  During the quarter or three quarters ended May 29, 2010, we did not utilize any interest rate derivative instruments and there were no significant changes to our debt structure.

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

According to the terms of the agreements associated with the sale of the Consumer Solutions Business Unit assets that closed in the fourth quarter of fiscal 2008, we assigned the benefits and obligations relating to the leases of our retail stores to Franklin Covey Products, an entity in which we own approximately 19 percent.  However, we remain secondarily liable for these leases and may have to fulfill the obligations contained in the lease agreements, including making lease payments, if Franklin Covey Products is unable to fulfill its obligations pursuant to the terms of the lease agreements.  Any default by Franklin Covey Products in its lease payment obligations could provide us with certain remedies against Franklin Covey Products, including potentially allowing us to terminate the Master License Agreement.  If Franklin Covey Products is unable to satisfy the obligations contained in the lease agreements and we are unable to obtain adequate remedies, our results of operations and cash flows may be adversely affected.

For further information regarding our Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company acquired the following shares of its outstanding securities during the fiscal quarter ended May 29, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
Common Shares:
February 28, 2010 to April 3, 2010	-	-	none	$2,413

April 4, 2010 to May 1, 2010	-	-	none	2,413

May 2, 2010 to May 29, 2010	-	-	none	2,413	(1)

Total Common Shares	-	$-	none

(1)
In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock.  All previous authorized common stock purchase plans were canceled.  Pursuant to the terms of this stock purchase plan, we have acquired 1,009,300 shares of our common stock for $7.6 million through May 29, 2010.

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

FRANKLIN COVEY CO.

Date:	July 8, 2010	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer

Date:	July 8, 2010	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer