Form 10-K
period 2010-08-31
FRANKLIN COVEY CO
filed 2010-11-12
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2010.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

         Franklin Covey Co.
(Exact name of registrant as specified in its charter)

Utah	1-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

As of February 26, 2010, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $77.1 million, which was based upon the closing price of $5.85 per share as reported by the New York Stock Exchange.

As of November 1, 2010, the Registrant had 17,037,070 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 14, 2011, are incorporated by reference in Part III of this Form 10-K.

FranklinCovey Co.

PART I
	Item 1	Business
	Item 1A	Risk Factors
	Item 1B	Unresolved Staff Comments
	Item 2	Properties
	Item 3	Legal Proceedings
	Item 4	Reserved
PART II
	Item 5	Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
	Item 6	Selected Financial Data
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk
	Item 8	Financial Statements and Supplementary Data
	Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
	Item 9A	Controls and Procedures
	Item 9B	Other Information
PART III
	Item 10	Directors, Executive Officers and Corporate Governance
	Item 11	Executive Compensation
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	Item 13	Certain Relationships and Related Transactions, and Director Independence
	Item 14	Principal Accountant Fees and Services
PART IV
	Item 15	Exhibits and Financial Statement Schedules

Signatures

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

General

Franklin Covey Co. (the Company, we, us, our, or FranklinCovey) is a leading global provider of execution, leadership, and personal-effectiveness training with over 600 employees worldwide delivering principle-based curriculum and effectiveness tools to our customers.  Our consolidated net sales for the fiscal year ended August 31, 2010 totaled $136.9 million and our shares of common stock are traded on the New York Stock Exchange (NYSE) under the ticker symbol “FC.”

We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service.  To achieve this level of service we operate four regional sales offices in the United States; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculum and provide services in over 140 other countries and territories around the world.

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

During fiscal 2010, we sold the product sales component of our wholly owned subsidiary in Japan to an unrelated Japan-based paper products company.  The sale closed on June 1, 2010 and the total sale price was JPY 305.0 million, or approximately $3.4 million.  In addition, the sale agreement provides for a three percent passive royalty on annual sales, which we believe will not be significant to our future operations.  We believe that the sale of this division will further align our Japanese operations with our overall strategic focus on training and consulting sales.  As a consequence of the sale, we determined that the operating results of the Japan product sales component qualified for discontinued operations presentation and we have presented the operating results of the Japan product sales component as discontinued operations for all periods presented in this report on Form 10-K.

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

Secondary Education Solutions: The 7 Habits of Highly Effective Teens®
The Introduction to The 7 Habits of Highly Effective Teens® workshop from FranklinCovey, based on the best-selling book of the same name by Sean Covey and the No. 1 best-selling business book The 7 Habits of Highly Effective People, gives young people a set of tools to deal with life’s challenges.  The training is a means for educators, administrators, and superintendents to help improve student performance; reduce conflicts, disciplinary problems, and truancy; and enhance cooperation and teamwork among parents, teens, and teachers.

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

Industry Information

According to the Training Magazine 2010 Training Industry Survey, the total size of the U.S. training industry is estimated to be $52.8 billion, which is up slightly compared to the prior year.  We are engaged in the performance skills segment of the training industry.  One of our competitive advantages in this highly fragmented industry stems from our fully integrated training curricula, measurement methodologies, and implementation tools to help organizations and individuals measurably improve their effectiveness.  This advantage allows us to deliver not only training to both corporations and individuals, but also to implement the training through the use of powerful behavior changing tools with the capability to then measure the impact of the delivered training and tools.

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

YEAR ENDED AUGUST 31,	2010	Percent change from prior year	2009	Percent change from prior year	2008
Organizational Solutions Business Unit:
Domestic	$98,344	18	$83,193	(16)	$99,308
International	35,309	(3)	36,385	(16)	43,060
	133,653	12	119,578	(16)	142,368

Consumer Solutions Business Unit:	-	-	-	(100)	107,235
Total operating units	133,653	12	119,578	(52)	249,603
Leasing	3,221	(9)	3,556	44	2,471
Consolidated sales	$136,874	11	$123,134	(51)	$252,074

Additional financial information related to our operating segments, as well as geographical information can be found in the notes to our consolidated financial statements (Note 18).

Clients

We have a relatively broad base of organizational and individual clients.  Worldwide, we have more than 4,200 organizational clients consisting of corporations, governmental agencies, educational institutions, and other organizations.  We have additional organizational clients throughout the world, and we believe that our products, workshops, and seminars encourage strong client loyalty.  Employees in each of our domestic and international distribution channels focus on providing timely and courteous responses to client requests and inquiries.  Due to the nature of our business, we do not have a significant backlog of firm orders.

Competition

We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services comparable with those that we offer.  Competition in the performance skills training and education industry is highly fragmented with few large competitors.  Based upon our fiscal 2010 consolidated sales of $136.9 million, we believe that we are a leading competitor in the organizational training and education market.  Other significant competitors in the training market are Development Dimensions International, Institute for International Research (IIR), Organizational Dynamics Inc., American Management Association, Wilson Learning, Forum Corporation, EPS Solutions, and the Center for Creative Leadership.

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

During fiscal 2001, we entered into a long-term contract with HP Enterprise Services (HP, formerly Electronic Data Services) to provide warehousing and distribution services for our training products and related accessories.  HP maintains a facility at our headquarters as well as at other locations throughout North America.

Trademarks, Copyrights, and Intellectual Property

Our success has resulted in part from our proprietary curriculum, methodologies, and other intellectual property rights.  We seek to protect our intellectual property through a combination of trademarks, copyrights, and confidentiality agreements.  We claim rights for over 270 trademarks in the United States and have obtained registration in the United States and many foreign countries for many of our trademarks including FranklinCovey, The 7 Habits of Highly Effective People, Principle–Centered Leadership, The 4 Disciplines of Execution, PlanPlus, The 7 Habits, and The 8th Habit.  We consider our trademarks and other proprietary rights to be important and material to our business.

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

At August 31, 2010, we had over 600 full- and part-time associates located in the United States of America, Canada, Japan, the United Kingdom, and Australia.  During fiscal 2001, we outsourced a significant part of our information technology services, customer service, distribution and warehousing operations to HP.  A number of our former employees involved in these operations are now employed by HP to provide those services to FranklinCovey.  None of our associates are represented by a union or other collective bargaining group.  Management believes that its relations with its associates are good and we do not currently foresee a shortage in qualified personnel needed to operate our business.

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

The risks included here are not exhaustive.  Other sections of this report may include additional risk factors which could adversely affect our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing global environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Global economic and political conditions affect our clients’ businesses and the markets in which they operate.  Our financial results are somewhat dependent on the amount that current and prospective clients budget for training.  A serious and/or prolonged economic downturn (slow recovery) combined with a negative or uncertain political climate could adversely affect our clients’ financial condition and the amount budgeted for training by our clients.  These conditions may reduce the demand for our services and solutions or depress the pricing of those services and have a material adverse impact on our results of operations.  Changes in global economic conditions may also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain.  Such economic, political, and client spending conditions are influenced by a wide range of factors that are beyond our control and that we have no comparative advantage in forecasting.  If we are unable to successfully anticipate these changing conditions, we may be unable to effectively plan for and respond to those changes, and our business could be adversely affected.

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

Our results of operations and cash flows may be adversely affected if Franklin Covey Products LLC is unable to pay the working capital settlement, reimbursable acquisition costs, or reimbursable operating expenses.

According to the terms of the agreements associated with the sale of the Consumer Solutions Business Unit (CSBU) assets to Franklin Covey Products, LLC (Franklin Covey Products) that closed in the fourth quarter of fiscal 2008, we were entitled to receive a $1.2 million payment for working capital delivered on the closing date of the sale and to receive $2.3 million as reimbursement for specified costs necessary to complete the transaction.  Payment for these costs was originally due in January 2009, but we extended the due date of the payment at Franklin Covey Products’ request and obtained a promissory note from Franklin Covey Products for the amount owed, plus accrued interest.

At the time we received the promissory note from Franklin Covey Products, we believed that we could obtain payment for the amounts owed, based on prior year performance and forecasted financial performance in 2009.  However, the financial position of Franklin Covey Products deteriorated significantly late in fiscal 2009 and the deterioration accelerated subsequent to August 31, 2009 and continued throughout fiscal 2010.  As a result of its deteriorating financial position, we reassessed the collectibility of the promissory note.  Based on revised expected cash flows and other operational issues, we determined that the promissory note should be impaired at August 31, 2009.  Accordingly, we recorded a $3.6 million impaired asset charge and reversed $0.1 million of interest income that was recorded during fiscal 2009 from the working capital settlement and reimbursable transaction cost receivables.

We receive reimbursement for certain operating costs, such as warehousing and distribution costs, which are billed to us by third party providers.  At August 31, 2010 and 2009 we had $3.4 million and $2.0 million receivable from Franklin Covey Products, which have been classified in other current assets.  If Franklin Covey Products fails to reimburse us for these costs, and we fail to obtain payment on the promissory note, our future cash flows will be adversely affected.

Our results of operations and cash flows may be adversely affected if Franklin Covey Products LLC is unable to pay its retail store leases.

Based on the terms of the agreements associated with the sale of the CSBU assets, we assigned the benefits and obligations relating to the leases of our retail stores to Franklin Covey Products, an entity in which we own approximately 19 percent.  However, we remain secondarily liable for these leases and may have to fulfill the obligations contained in the lease agreements, including making lease payments, if Franklin Covey Products is unable to fulfill its obligations pursuant to the terms of the lease agreements.  Any default by Franklin Covey Products in its lease payment obligations could provide us with certain remedies against Franklin Covey Products, including potentially allowing us to terminate the Master License Agreement.  If Franklin Covey Products is unable to satisfy the obligations contained in the lease agreements and we are unable to obtain adequate remedies, our results of operations and cash flows may be adversely affected.

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

We have Company-owned offices in Australia, Japan, and the United Kingdom.  We also have licensed operations in numerous other foreign countries.  As a result of these foreign operations and their impact upon our results of operations, we are subject to a number of risks, including:

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

Our sales outside of the United States totaled $39.6 million, or 28.9 percent of total sales, for the year ended August 31, 2010.  If our international operations grow and become a larger component of our overall financial results, our revenues and operating results may be adversely affected when the dollar strengthens relative to other currencies and may be positively affected when the dollar weakens.  In order to manage a portion of our foreign currency risk, we make limited use of foreign currency derivative contracts to hedge certain transactions and translation exposure.  There can be no guarantee that our foreign currency risk management strategy will be effective in reducing the risks associated with foreign currency transactions and translation.

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

Our clients include national, provincial, state, and local governmental entities, and our work with these governmental entities has various risks inherent in the governmental contracting process.  These risks include, but are not limited to, the following:

•
Governmental entities typically fund projects through appropriated monies.  While these projects are often planned and executed as multi-year projects, the governmental entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and at their discretion.  Changes in governmental priorities or other political developments could result in changes in scope or in termination of our projects.

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

We have an outsourcing contract with HP Enterprise Systems (HP and formerly Electronic Data Systems) to provide warehousing, distribution, and information system operations.  Under the terms of the outsourcing contract and its addendums, HP provides warehousing and distribution services and supports our various information systems.  Due to the nature of our outsourced operations, we are unable to exercise the same level of control over outsourced functions and the actions of HP employees in outsourced roles as our own employees.  As a result, the inherent risks associated with these outsourced areas of operation may be increased.

Our outsourcing contracts with HP also contain early termination provisions that we may exercise under certain conditions.  However, in order to exercise the early termination provisions, we would have to pay specified penalties to HP depending upon the circumstances of the contract termination.

We have significant intangible asset, goodwill, and long-term asset balances that may be impaired if cash flows from related activities decline.

At August 31, 2010 we had $65.2 million of intangible assets, which were primarily generated from the fiscal 1997 merger with the Covey Leadership Center.  These intangible assets are evaluated for impairment based upon cash flows (definite-lived intangible assets) and estimated royalties from revenue streams (indefinite-lived intangible assets).  We also have goodwill and other long-term assets that may become impaired if the corresponding cash flows associated with these assets declines in future periods.  Although our current sales and cash flows are sufficient to support the carrying basis of these long-lived assets, if our sales and corresponding cash flows decline, we may be faced with significant asset impairment charges that would have an adverse impact upon our operating margin and overall results of operations.

In addition, our stock price is considered to be an indicator of the reliability or risks associated with future cash flows, and we may incur impairment charges on these intangible assets in future periods based upon our market capitalization.

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

At August 31, 2010 our line of credit has a remaining maturity of less than one year and is therefore classified as a current obligation on our consolidated balance sheet.  In order to obtain a more favorable interest rate on the line of credit facility, the credit facility requires an annual renewal.  We currently believe that we will be successful in obtaining a new or extended line of credit from our lender prior to the expiration of the current credit facility in March 2011 to ensure available liquidity in future periods.  Additional potential sources of liquidity include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  However, no assurance can be provided that we will obtain a new or extended line of credit or obtain additional financing from other sources on terms that would be acceptable to us.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.  If we are unsuccessful in obtaining a renewal or extension of our line of credit, or additional financing, we believe that cash flows from operations combined with a number of initiatives we would implement in the months preceding the due date will create sufficient liquidity to pay down the required outstanding balance on the line of credit.  These initiatives include deferral of capital purchases for externally developed curriculum and uncommitted capital expenditures; deferral of executive team compensation; deferral of certain related party contractual royalties and earnout payments; substantial reduction of associate salaries; reduction of operating expenses, including non-critical travel; and deferral of payments to other vendors in order to generate sufficient cash.  However, there can be no assurance that we will successfully implement these initiatives.

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

As a multinational company, we are subject to income taxes as well as non-income based taxes in both the United States and various foreign tax jurisdictions.  Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities.  In the normal course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain.  As a result, we are routinely subject to audits by various taxing authorities.  Although we believe that our tax estimates are reasonable, we cannot guarantee that the final determination of these tax audits will not be different from what is reflected in our historical income tax provisions and accruals.  In addition, recently proposed legislation in the United States would change how U.S. multinational corporations are taxed on their foreign income.  If such legislation is enacted, it may have a material adverse impact on our tax rate and in turn, our profitability.

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

We may fail to meet analyst expectations, which could cause the price of our stock to decline.

Our common stock is publicly traded on the New York Stock Exchange, and at any given time various securities analysts follow our financial results and issue reports on us.  These periodic reports include information about our historical financial results as well as the analysts’ estimates of our future performance.  The analysts’ estimates are based on their own opinions and are often different from our estimates or expectations.  If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline.  If our stock price is volatile, we may become involved in securities litigation following a decline in prices.  Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

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

New or more stringent governmental regulations could adversely affect our business.

Increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change may result in increased compliance costs and other financial obligations for us.  We rely on the ability of our consultants and salespeople to travel to client destinations using automobiles and jet aircraft, which use fossil fuels.  Legislation, regulation, or additional taxes affecting the cost of these inputs could materially affect our profitability.

The Company’s use of accounting estimates involves judgment and could impact our financial results.

Our most critical accounting estimates are described in Management’s Discussion and Analysis found in Item 7 of this report under the section entitled “Use of Estimates and Critical Accounting Policies.”  In addition, as discussed in various footnotes to our financial statements as found in Item 8, we make certain estimates for loss contingencies, including decisions related to legal proceedings and reserves.  Because, by definition, these estimates and assumptions involve the use of judgment, our actual financial results may differ from these estimates.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Franklin Covey’s executive offices are located in Salt Lake City, Utah.  The following is a summary of our properties and facilities utilized in the operation of our business.  Our leases primarily consist of sales and administrative offices both in the United States and various countries around the world.  As of August 31, 2010, all of our facilities are leased.  Our corporate headquarters lease is accounted for as a financing arrangement and all other facility lease agreements are accounted for as operating leases that expire at various dates through the year 2025.

Corporate Facilities
Corporate Headquarters and Administrative Offices:
Salt Lake City, Utah (7 buildings)

Domestic Sales Offices
Regional Sales Offices:
United States (4 locations)

Administrative Offices:
United States (2 locations)

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

ITEM 3.  LEGAL PROCEEDINGS

On April 20, 2010, Moore Wallace North America, Inc.dba TOPS filed a complaint against Franklin Covey Products, LLC (Franklin Covey Products) in the Circuit Court of Cook County, Illinois, for breach of contract.  The complaint also named us as a defendant and alleged that we should be liable for Franklin Covey Products’ debts under the doctrine of alter ego or fraudulent transfer.  We are still in the early stages of this litigation and any potential liability is not currently estimable.  We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

The Company is also the subject of certain other legal actions, which we consider routine to our business activities.  At August 31, 2010, we believe that, after consultation with legal counsel, any potential liability to the Company under these other actions will not materially affect our financial position, liquidity, or results of operations.

ITEM 4.  RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

FranklinCovey common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “FC.”  The following table sets forth the high and low sale prices per share for our common stock, as reported by the NYSE, for the fiscal years ended August 31, 2010 and 2009.

	High	Low
Fiscal Year Ended August 31, 2010:
Fourth Quarter	$7.52	$5.35
Third Quarter	8.19	5.75
Second Quarter	6.39	5.06
First Quarter	6.44	4.76

Fiscal Year Ended August 31, 2009:
Fourth Quarter	$7.24	$5.30
Third Quarter	5.69	3.20
Second Quarter	6.05	3.61
First Quarter	9.45	4.02

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2010 or 2009.  We currently anticipate that we will retain all available funds to repay our line of credit obligation, finance future growth and business opportunities, and to purchase shares of our common stock.

As of November 1, 2010, the Company had 17,037,070 shares of common stock outstanding, which were held by 724 shareholders of record.

Purchases of Common Stock

The following table summarizes Company purchases of common stock during the fiscal quarter ended August 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
May 30, 2010 to July 3, 2010	3	$7.02	none	$2,413

July 4, 2010 to July 31, 2010	-	-	none	2,413

August 1, 2010 to August 31, 2010	15	6.16	none	2,413	(1)

Total Common Shares	18	$6.30	none

(1)
In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock.  All previous authorized common stock purchase plans were canceled.  Following the approval of this common stock purchase plan, we have purchased a total of 1,009,300 shares of our common stock for $7.6 million through August 31, 2010 under the terms of this plan, which does not have an expiration date.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return indexed to August 31, 2005, calculated on a dividend reinvested basis, for the five fiscal years ended August 31, 2010 for Franklin Covey Co. common stock, the S&P SmallCap 600 Index, and the S&P Commercial & Professional Services Index.  We were previously included in the S&P 600 SmallCap Index and were assigned to the S&P Diversified Commercial and Professional Services Index within the S&P 600 SmallCap Index.  However, during fiscal 2009, the Diversified Commercial Services Index was discontinued, and we have determined that the S&P 600 Commercial & Professional Services Index is appropriate for comparative purposes. We believe that if we were included in an index we would be included in the indices where we were previously listed, which would include the Commercial & Professional Services Index.  We are no longer a part of the S&P 600 SmallCap Index, but we believe that the S&P 600 SmallCap Index and the Commercial and Professional Services Index continue to provide appropriate benchmarks with which to compare our stock performance.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of Franklin Covey and the related footnotes as found in Item 8 of this report on Form 10-K.

In the fourth quarter of fiscal 2010, we sold the product sales component of our wholly owned subsidiary in Japan to an unrelated Japan-based paper products company.  We determined that the operating results of the Japan product sales component qualified for discontinued operations presentation and we have presented the operating results of the Japan product sales component as discontinued operations for all periods presented in this report and have adjusted the financial statement information presented below to be consistent with the discontinued operations presentation.

During fiscal 2008, we sold substantially all of the assets of our Consumer Solutions Business Unit (CSBU), which was primarily responsible for the sale of our products to consumers.  Based upon applicable accounting guidance, the operations of CSBU did not qualify for discontinued operations presentation, and therefore, no prior periods were adjusted to reflect the sale of the CSBU assets.

August 31,	2010	2009	2008	2007	2006
In thousands, except per share data

Income Statement Data:
Net sales	$136,874	$123,134	$252,074	$276,660	$271,463
Income (loss) from operations	4,038	(11,840)	14,204	16,133	11,492
Net income (loss) from continuing operations before income taxes	1,180	(14,862)	11,278	13,714	11,077
Income tax benefit (provision)(1)	(2,484)	3,814	(6,738)	(7,172)	16,017
Income (loss) from continuing operations	(1,304)	(11,048)	4,540	6,542	27,094
Income from discontinued operations, net of tax	548	216	987	923	1,439
Gain on sale of discontinued operations, net of tax	238	-	-	-	-
Net income (loss)(1)	(518)	(10,832)	5,527	7,465	28,533
Net income (loss) available to common shareholders(1)	(518)	(10,832)	5,527	5,250	24,148

Earnings (loss) per share:
Basic	$(.01)	$(.81)	$.28	$.27	$1.20
Diluted	$(.01)	$(.81)	$.28	$.26	$1.17

Balance Sheet Data:
Total current assets	$48,616	$40,142	$66,661	$69,653	$87,056
Other long-term assets	9,396	11,608	11,768	14,542	12,249
Total assets	147,343	143,878	177,677	196,181	216,495

Long-term obligations	32,988	32,191	38,762	35,178	35,347
Total liabilities	76,308	74,874	99,500	95,476	83,185

Preferred stock(2)	-	-	-	-	37,345
Shareholders’ equity	71,035	69,004	78,177	100,705	133,310

(1)	Net income in fiscal 2006 includes the impact of deferred tax asset valuation allowance reversals totaling $20.3 million.

(2)	During fiscal 2007, we redeemed all remaining outstanding shares of preferred stock at its liquidation preference of $25 per share plus accrued dividends.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management’s discussion and analysis is intended to provide a summary of the principal factors affecting the results of operations, liquidity and capital resources, contractual obligations, and the critical accounting policies of Franklin Covey Co. (also referred to as the Company, we, us, our, and Franklin Covey, unless otherwise indicated) and subsidiaries.  This discussion and analysis should be read together with our consolidated financial statements and related notes, which contain additional information regarding the accounting policies and estimates underlying the Company’s financial statements.  Our consolidated financial statements and related notes are presented in Item 8 of this report on Form 10-K.

Franklin Covey is a leading global provider of execution, leadership, and personal-effectiveness training with over 600 employees worldwide that deliver principle-based curriculum and effectiveness tools to our customers.  Our training, consulting services, and related accessories are designed to help organizations and individuals transform the way they conduct their business and personal lives to enable them to achieve greatness.  We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service.  To achieve this level of service, we operate four regional sales offices in the United States; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculum and provide services in over 140 other countries and territories around the world.  Our business-to-business service utilizes our expertise in training, consulting, and technology that is designed to help our clients define great performance and execute at the highest levels.  We also provide clients with training in management skills, relationship skills, and individual effectiveness, and can provide personal-effectiveness literature and electronic educational solutions to our clients as needed.

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

Over the past several years, the strategic focus of our Consumer Solutions Business Unit (CSBU), which was focused primarily on sales of our products, and our Organizational Solutions Business Unit (OSBU), which was focused on the development and delivery of training, consulting, and related services, changed significantly.  As a consequence of these changes in strategic direction, we determined that the extent of overlap between our training and consulting offerings and our products had diminished.  After significant analysis and deliberation, it became apparent that these business units would be able to operate more effectively as separate companies, each with clear and distinct strategic objectives, market definitions, and competitive products and services.  This conclusion persuaded us to sell substantially all of the operations of the CSBU, and during the fourth quarter of our fiscal year ended August 31, 2008, we completed the sale of the CSBU to a newly formed entity, Franklin Covey Products, LLC.

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

The sale of the CSBU had a significant impact on our financial statements since the CSBU and corresponding product sales represented a substantial portion of our total sales, and the business dynamics of a training company are considerably different than a consumer products company.  Based on relevant accounting literature, we were unable to present the operational results of the CSBU in a discontinued operations format, which makes comparisons of fiscal 2010 and fiscal 2009 financial results to fiscal 2008 results difficult.

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

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2010, fiscal 2009, and fiscal 2008 refer to the twelve-month periods ended August 31, 2010, 2009, and 2008 and so forth.

RESULTS OF OPERATIONS

Overview of the Fiscal Year ended August 31, 2010

Our operating results for fiscal 2010 marked a significant improvement over fiscal 2009 financial results.  We believe that slowly stabilizing economic conditions in the United States, and in many of the countries which we operate, helped to improve corporate earnings and increase training budgets at many of our existing and newly acquired clients.  During fiscal 2010 we experienced broad-based improvements in our training and consulting sales at nearly all of our regional offices and directly owned international offices as well as from most of our international licensees.  Nearly all of our major practices and content groups had increased sales and we believe that our investments in curriculum development will allow us to maintain this favorable momentum.  In addition, during the fourth quarter of fiscal 2010 we were awarded a contract to provide training and consulting services to a governmental entity, which significantly improved our sales in the fourth quarter compared to the prior year.  We started fiscal 2011 with approximately $11.5 million more in our pipeline of booked days and awarded revenue at August 31, 2010 to be delivered in future periods compared to the same time last year.  We believe that the combination of stablized economic conditions and increased booked training days as we enter fiscal 2011 will enable us to achieve improved financial results in fiscal 2011.

During fiscal 2010, we sold the product sales component of our wholly owned subsidiary in Japan to an unrelated Japan-based paper products company.  The sale included the disposition of inventories, certain intangibles assets, and other current assets.  The sale closed on June 1, 2010, and the total sale price was JPY 305.0 million, or approximately $3.4 million.  In addition, the sale agreement provides for a three percent passive royalty on annual sales, which we believe will not be significant to our future operations.  We believe that the sale of this division will further align our Japanese operations with our overall strategic focus on training and consulting sales.  As a consequence of the sale, we determined that the operating results of the Japan product sales component qualified for discontinued operations presentation, and we have presented the operating results of the Japan product sales component as discontinued operations for all periods presented in this report on Form 10-K.  The following management’s discussion and analysis is presented on a comparative continuing operations presentation as shown in our consolidated statements of operations, which is found in Item 8.

For the year ended August 31, 2010, our consolidated sales (from continuing operations) increased 11 percent to $136.9 million compared to $123.1 million in fiscal 2009.  Increased sales and an improved gross margin percentage contributed to improved operating results and in fiscal 2010 we recognized income from operations of $4.0 million compared to a loss from operations of $11.8 million in fiscal 2009.  Our income from continuing operations before taxes was $1.2 million, compared to a loss of $14.9 million in fiscal 2009.  We recorded a $2.5 million income tax provision (refer to discussion below) during fiscal 2010 compared to a $3.8 million income tax benefit in the prior year, primarily due to increased pre-tax earnings.  After accounting for discontinued operations, our net loss for fiscal 2010 was $0.5 million, or ($0.04) per share, compared to a $10.8 million loss, or ($0.81) per share, recognized in fiscal 2009.

The following information is intended to provide an overview of the primary factors that influenced our financial results for the fiscal year ended August 31, 2010:

•
Sales Performance – Our consolidated sales from continuing operations increased $13.7 million, or 11 percent, compared to fiscal 2009.  We continue to be encouraged by revenue growth from our government services group, in our practices, at most of our U.S./Canadian regional sales offices, from our international licensee partners, and from our directly owned offices in Australia and the United Kingdom.  Growth in these areas was partially offset by decreased sales in Japan.  Sales in Japan were impacted by an intellectual property licensing arrangement in fiscal 2009 that did not repeat in fiscal 2010 and by weak economic conditions in that country.  Looking forward, our booking pace continues to improve over the prior year, and in fiscal 2010 we were awarded several training contracts that had a favorable impact on the fourth quarter of fiscal 2010 and which we believe will strengthen sales during fiscal 2011.

•
Gross Profit – Consolidated gross profit increased to $89.1 million in fiscal 2010 compared to $77.9 million in fiscal 2009 primarily due to increased sales as described above.  Our gross margin, which is gross profit stated as a percentage of sales, improved to 65.1 percent compared to 63.2 percent in the prior year.

•
Operating Costs – Our operating costs decreased by $4.7 million compared to fiscal 2009, which was the net result of a $1.8 million increase in selling, general, and administrative costs; a $2.0 million decrease in restructuring costs; a $3.6 million decrease in impaired asset charges; and a $0.9 million decrease in depreciation expense.  During fiscal 2010, we did not initiate a restructuring plan or have impaired asset charges.

•
Income Taxes – Our income tax provision attributed to continuing operations for the fiscal year ended August 31, 2010 totaled $2.5 million on pre-tax earnings of $1.2 million.  Our effective tax rate on continuing operations of approximately 210 percent is higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, disallowed executive compensation, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.  These items and other differences added approximately $2.0 million to our income tax provision for fiscal 2010.  However, due to the utilization of net operating loss carryforwards, our income tax expense is not indicative of the actual cash paid for income taxes.

Further details regarding these items can be found in the comparative analysis of fiscal 2010 compared to fiscal 2009 as discussed in this management’s discussion and analysis.

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items through income or loss before income taxes in our consolidated statements of operations:

YEAR ENDED AUGUST 31,	2010	2009	2008
Sales:
Training and consulting services	94.6%	93.3%	54.8%
Products	3.1	3.8	44.2
Leasing	2.3	2.9	1.0
Total sales	100.0	100.0	100.0

Cost of sales:
Training and consulting services	32.1	33.1	17.7
Products	1.6	2.1	19.2
Leasing	1.2	1.6	0.6
Total cost of sales	34.9	36.8	37.5
Gross profit	65.1	63.2	62.5

Selling, general, and administrative	56.7	61.6	55.4
Gain on sale of CSBU	-	-	(3.6)
Restructuring costs	-	1.7	0.8
Impairment of assets	-	2.9	0.6
Depreciation	2.7	3.6	2.3
Amortization	2.7	3.0	1.4
Total operating expenses	62.1	72.8	56.9
Income (loss) from operations	3.0	(9.6)	5.6
Interest income	0.0	0.0	0.1
Interest expense	(2.1)	(2.5)	(1.2)
Income (loss) from continuing operations before income taxes	0.9%	(12.1)%	4.5%

FISCAL 2010 COMPARED TO FISCAL 2009

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

YEAR ENDED AUGUST 31,	2010	Percent change from prior year	2009	Percent change from prior year	2008
Sales by Category:
Training and consulting services	$129,462	13	$114,910	(17)	$138,112
Products	4,226	(9)	4,668	(96)	111,491
Leasing	3,186	(10)	3,556	44	2,471
	$136,874	11	$123,134	(51)	$252,074

Sales by Channel:
U.S./Canada direct	$68,707	21	$56,898	(23)	$73,709
International direct	26,110	(6)	27,747	(16)	32,972
International licensees	9,198	5	8,732	(13)	10,091
National account practices	19,447	32	14,711	109	7,042
Self-funded marketing	8,075	(19)	9,954	(43)	17,390
Other	5,337	5	5,092	40	3,635
CSBU channels	-	-	-	(100)	107,235
	$136,874	11	$123,134	(51)	$252,074

Our consolidated sales increased by $13.7 million, or 11 percent, compared to fiscal 2009.  The following analysis of our sales performance for the fiscal year ended August 31, 2010 is based on activity through our primary delivery channels as shown above.

U.S./Canada Direct – This channel includes our four regional field offices that serve our clients in the United States and Canada and our government services group.  During fiscal 2010, we had improved sales performance in this channel primarily due to increased sales from our government services group, improved sales at three of our four regional offices, increased revenue per training day, and decreased cancellation rates compared to fiscal 2009.  Sales through our government services group increased primarily due to a governmental services contract obtained during the fourth quarter of fiscal 2010.  We recognized $6.7 million from this contract during the fourth quarter of fiscal 2010.  Sales through our regional sales offices increased $2.9 million compared to fiscal 2009 and bookings are currently strong for the first quarter of fiscal 2011.

International Direct – Our three directly owned international offices are located in Australia, Japan, and the United Kingdom.  The decrease in international direct sales was due to reduced sales in Japan, which declined $4.9 million (on a continuing operations basis) compared to fiscal 2009.  This decrease was partially offset by sales increases in Australia and the United Kingdom.  Sales in Japan were impacted by a $0.8 million intellectual property sale in fiscal 2009 that did not repeat in fiscal 2010 and by economic conditions in that country.  We believe that continued economic weakness in Japan was the primary factor in decreased sales, which resulted in decreased training and consulting sales and decreased book publishing sales compared to fiscal 2009.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  During the fiscal year ended August 31, 2010, nearly all of our foreign licensees had increased sales compared to the prior year.  We believe that increased licensee royalties were indicative of stabilizing economic conditions in many countries around the world.

National Account Practices – Our national account practices are comprised of programs that are not typically offered in our regional field offices and includes Helping Clients Succeed from the sales performance group, The Leader In Me curriculum designed for students from our education practice, and Winning Customer Loyalty from our customer loyalty practice.  During fiscal 2010, each of our major components of this channel had increased sales compared to the prior year.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  The decrease in sales was primarily due to decreased speeches delivered and reduced public program sales resulting from the decision to offer fewer programs during the fiscal year.

Other – Our other sales are comprised primarily of leasing and shipping and handling revenues.  The decrease in other sales was primarily due to reduced leasing revenues as certain lease contracts at our corporate headquarters expired.  We are actively seeking new tenants for available property and believe that we will be successful in attracting new tenants to occupy vacant space at our corporate campus.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of goods sold.  Our cost of sales includes the direct costs of conducting seminars, materials used in the production of training products and related accessories, assembly and manufacturing labor costs, freight, and certain other overhead costs.  Gross profit may be affected by, among other things, the mix of training and consulting courses provided, prices of materials, labor rates, changes in product discount levels, production efficiency, and freight costs.

Our consolidated gross profit from continuing operations increased to $89.1 million in fiscal 2010 compared to $77.9 million in fiscal 2009.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, was 65.1 percent of sales in fiscal 2010 compared to 63.2 percent in fiscal 2009.

Gross margin on our training and consulting sales, which represented approximately 95 percent of our consolidated sales in fiscal 2010, was 66.1 percent compared to 64.5 percent in fiscal 2009.  The increase was primarily due to sales from a government services contract that included intellectual property, which have higher margins than other types of training and consulting sales; increased international licensee royalty revenues, which have virtually no cost of sales; and an increase in training and consulting sales as a percent of our consolidated sales as training and consulting sales generally have higher gross margins than product or leasing sales.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses increased by $1.8 million compared to the prior year.  However, as a percent of sales, consolidated SG&A expense decreased to 56.7 percent of sales in fiscal 2010 compared to 61.6 percent in the prior year.  The increase in SG&A expenses was primarily due to increased sales and the corresponding increase in commissions, severance costs, reimbursement of airfare costs previously paid by the Company’s CEO for business travel, and costs associated with the forgiveness of certain management stock loans.  Due to the significant increase in sales during our fourth quarter of fiscal 2010, our commissions also increased as many of our sales personnel substantially exceeded sales goals, which provides for special bonus compensation.  However, as our sales performance improves, annual sales goals are adjusted higher, which we believe provides incentive for continued growth.  Of the $3.3 million increase in associate costs, we believe that $1.7 million was attributable to these special commissions.  During the fourth quarter of fiscal 2010, it was mutually determined that our co-Chief Operating Officers would terminate their employment with the Company.  As a result of this decision, we paid the former co-Chief Operating Officers severance according to our corporate policy, which totaled $0.9 million.  During fiscal 2010 we also expensed $0.7 million for the reimbursement of airfare costs previously paid by the Company’s CEO for business travel pursuant to a change in policy approved by the Board of Directors.  We also expensed $0.3 million related to bonuses for the income tax consequences resulting from the forgiveness of certain management stock loans during the fiscal year.

In previous fiscal years, we have implemented cost reduction efforts that reduced virtually every aspect of our spending.  These initiatives included a restructuring plan that reduced the number of our domestic regional sales offices, decentralized certain sales support functions, reduced our headcount, closed our Canadian office, and made other changes to our operations in Canada.  Increased SG&A expenses as described above were partially offset by the decreases in the following areas: 1) our advertising and promotional expenses decreased $2.2 million primarily due to the decision to reduce the number of public programs held and strategic reductions in our overall marketing expenses; 2) our telephone and overall utility charges decreased by $0.6 million primarily due to cost savings initiatives; 3) our spending on computer, office, and other related items declined by $0.5 million; and 4) we experienced reduced expenses in various other areas of our operations resulting from our cost cutting efforts.

Depreciation – Depreciation expense decreased $0.9 million compared to the prior year.  The decrease was primarily due to impaired accounting software costs that resulted in an additional $0.5 million depreciation charge during the fourth quarter of fiscal 2009 (which did not repeat in fiscal 2010) and the full depreciation of other capital assets during the year.  Based upon anticipated capital asset acquisitions in fiscal 2011 and previous depreciation expense levels, we expect depreciation expense to total approximately $3.6 million during fiscal 2011.

Amortization – Amortization expense from definite-lived intangible assets was flat compared to the prior year.  We currently expect that intangible asset amortization expense will total $3.5 million in fiscal 2011.

FISCAL 2009 COMPARED TO FISCAL 2008

Sales

Training and Consulting Services and Leasing (continuing channels) – Our consolidated training and consulting service sales decreased by $23.2 million compared to the prior year, which was attributable to unfavorable performance from the majority of our domestic and international delivery channels.  We believe that the decrease in sales was primarily due to unfavorable economic conditions, which eroded business confidence and led to decreased training budgets and the deferral of scheduled programs.  The effects of the economic downturn were widespread and led to economic contraction and reduced sales in many countries where we operate through direct offices or through our licensees.  These conditions led to the following results in our primary delivery channels:

U.S./Canada Direct – During fiscal 2009, our sales decreased at all of our regional offices, primarily due to the economic factors described above.  These factors led to cancelations or deferral of scheduled programs, reduced on-site training days, and overall decreased sales.  Partially offsetting decreased sales at our regional offices was improved government services sales, which increased $1.4 million compared to fiscal 2008.

International Direct – Consistent with sales performance in the United States, sales at all of our directly owned international offices declined compared to fiscal 2008.  In addition, the translation of foreign sales was adversely affected by changes in the exchange rates as these sales were translated to United States dollars.  The translation of foreign sales to United States dollars had a net $0.4 million unfavorable impact on our consolidated sales during the fiscal year ended August 31, 2009.

International Licensees – During the fiscal year ended August 31, 2009, nearly all of our foreign licensees had decreased sales compared to the prior year.  We believe that decreased licensee royalties were indicative of deteriorating economic conditions in many countries around the world throughout late 2008 and the majority of fiscal 2009.

National Account Practices – Our national account practices are comprised of programs that are not typically offered in our regional field offices and includes Helping Clients Succeed from the sales performance group, The Leader In Me curriculum designed for students from our education practice, and Winning Customer Loyalty from our customer loyalty practice.  During fiscal 2009, each of our major components of this channel had increased sales compared to the prior year primarily because most of these offerings were relatively new to the marketplace and gained momentum in fiscal 2009.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  The decrease in sales was primarily due to 1) reduced public seminar sales resulting from the decision to reduce the number of events scheduled during the year and from the decision to license the delivery rights of certain public programs to a third party, which resulted in the Company recording a licensee fee from these programs rather than the gross sale amount previously recorded; and 2) lower books and audio sales as fiscal 2008 sales were favorably impacted by the release of The Leader in Me book by Dr. Stephen R. Covey.

Other – Our other sales are comprised primarily of leasing and shipping and handling revenues.  The improvement over fiscal 2008 was due to increased leasing sales totaling $1.1 million primarily due to the addition of new leasing contracts that are generated from various arrangements to lease office space at our Salt Lake City, Utah headquarters campus.

Product Sales (primarily CSBU channels) – Consolidated product sales, which were primarily sold through our CSBU channels, declined $107.0 million compared to the prior year primarily due to the sale of our CSBU during the fourth quarter of fiscal 2008.

Gross Profit

Prior to the sale of CSBU assets in fiscal 2008, we recorded the costs associated with operating our retail stores, call center, and Internet site as part of our consolidated selling, general, and administrative expenses.  Therefore, our consolidated gross profit may not be comparable with the gross profit of other companies that include similar costs in their cost of sales.

Our consolidated gross profit decreased to $77.9 million in fiscal 2009 compared to $157.5 million in fiscal 2008.  The decrease in gross profit was primarily attributable to decreased product sales resulting from the sale of the CSBU.  Our consolidated gross margin from continuing operations was 63.2 percent of sales in fiscal 2009 compared to 62.5 percent in the prior year.

Our training and consulting services gross margin was 64.5 percent compared to 67.6 percent in fiscal 2008.  The decrease was primarily attributable to decreased licensee royalty revenues, which have virtually no corresponding cost of sales, increased royalty costs on certain programs sold, and increased amortization of capitalized curriculum development costs.

Gross margin on product sales decreased to 43.9 percent compared to 56.6 percent in the prior year.  The decrease was primarily due to the sale of the CSBU, which eliminated virtually all of our domestic product sales.

Operating Expenses

Selling, General and Administrative – Our SG&A expenses decreased $63.8 million compared to the prior year.  The decrease in SG&A expenses was primarily due to: 1) the sale of the CSBU, which reduced consolidated SG&A by approximately $51.7 million compared to the prior year; 2) a $7.5 million decrease in compensation costs resulting from lower sales and corresponding reductions to commissions and other variable compensation elements; 3) a $2.9 million decrease in advertising costs, primarily related to a decrease in the number of public programs held; 4) $0.7 million of reduced travel and conference costs, primarily due to the cancellation of our annual sales and delivery conference and focused cost cutting measures; and 5) the favorable impacts of our restructuring plan on various areas of our operations.  These decreases were partially offset by $1.4 million of increased warehousing costs that were previously charged to CSBU cost centers, and $0.7 million of increased share-based compensation costs due to reversals of share-based compensation expense in the prior year that did not repeat in fiscal 2009.

Restructuring Costs – Following the sale of our CSBU, we initiated a restructuring plan that reduced the number of our domestic regional sales offices, decentralized certain sales support functions, and significantly changed the operations of our Canadian subsidiary.  The restructuring plan was intended to strengthen the remaining domestic sales offices and reduce our overall operating costs, and this effort continued into fiscal 2009.  During fiscal 2009 we expensed $2.0 million for anticipated severance costs necessary to complete the restructuring plan.

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

Amortization – Consolidated amortization expense increased by $0.2 million compared to the prior year due to the acquisition of CoveyLink, which was purchased in fiscal 2009.

Income Taxes

Our income tax benefit from continuing operations for fiscal 2009 was $3.8 million compared to a $6.7 million provision in fiscal 2008.  The income tax benefit was primarily due to a pre-tax loss recognized in fiscal 2009 compared to pre-tax income in the prior year.  Our effective tax benefit rate of approximately 26 percent was lower than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.

SEGMENT REVIEW

Prior to the sale of the CSBU, we had two operating segments:  the OSBU and the CSBU.  Following the sale, our operations constitute one reportable segment.  However, to improve comparability, the amounts presented in the table below reflect fiscal 2008 operating results based upon the previously defined segments and include the impact of the sale of the CSBU, which closed during the fourth quarter of fiscal 2008.  The following is a description of the previously reported operating segments, their primary operating components, and their significant business activities:

Organizational Solutions Business Unit – The OSBU was primarily responsible for the development, marketing, sale, and delivery of strategic execution, productivity, leadership, sales force performance, and communication training and consulting solutions directly to organizational clients, including other companies, the government, and educational institutions.  The OSBU included the financial results of our domestic sales force, public programs, and certain international operations.  The domestic sales force remains responsible for the sale and delivery of our training and consulting services in the United States and Canada.  Our international sales group includes the financial results of our directly owned foreign offices and royalty revenues from licensees.

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

The following table sets forth sales data by our operating segments for the periods indicated.  For further information regarding our reporting segments and geographic information, refer to Note 18 to our consolidated financial statements as found in Item 8 of this report on Form 10-K (in thousands).

YEAR ENDED AUGUST 31,	2010	Percent change from prior year	2009	Percent change from prior year	2008
Organizational Solutions Business Unit:
Domestic	$98,344	18	$83,193	(16)	$99,308
International	35,309	(3)	36,385	(16)	43,060
Total OSBU	133,653	12	119,578	(16)	142,368

Consumer Solutions Business Unit:	-	-	-	(100)	107,235
Total operating units	133,653	12	119,578	(52)	249,603
Corporate and eliminations	3,221	(9)	3,556	44	2,471
Consolidated	$136,874	11	$123,134	(51)	$252,074

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for the years ended August 31, 2010 and 2009.  The quarterly consolidated financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods.  Results of any one or more quarters are not necessarily indicative of continuing trends.

YEAR ENDED AUGUST 31, 2010 (unaudited)
	November 28	February 27	May 29	August 31
In thousands, except per share amounts
Net sales	$31,926	$29,751	$30,496	$44,701
Gross profit	20,620	19,299	19,204	29,948
Selling, general, and administrative expense	17,275	18,464	17,530	24,335
Depreciation	974	1,012	915	768
Amortization	962	940	929	929
Income (loss) from operations	1,409	(1,117)	(170)	3,916
Income (loss) from continuing operations before income taxes	694	(1,850)	(902)	3,238
Income (loss) from continuing operations	116	(417)	263	(1,266)
Income (loss) from discontinued operations, net of tax	132	36	(128)	508
Gain on sale of discontinued operations, net of tax	-	-	-	238
Net income (loss)	248	(381)	135	(520)

Net income (loss) per share:
Basic and diluted	$.01	$(.03)	$.01	$(.04)

YEAR ENDED AUGUST 31, 2009 (unaudited)
	November 29	February 28	May 30	August 31
In thousands, except per share amounts
Net sales	$32,455	$27,773	$29,492	$33,414
Gross profit	20,259	17,839	18,665	21,119
Selling, general, and administrative expense	20,114	19,634	16,798	19,267
Restructuring costs	-	-	843	1,204
Impairment of assets	-	-	-	3,569
Depreciation	903	906	994	1,729
Amortization	902	903	995	961
Loss from operations	(1,660)	(3,604)	(965)	(5,611)
Loss from continuing operations before income taxes	(2,435)	(4,124)	(1,910)	(6,393)
Loss from continuing operations	(908)	(314)	(5,542)	(4,284)
Income (loss) from discontinued operations, net of tax	339	(319)	489	(293)
Net loss	(569)	(633)	(5,053)	(4,577)

Net loss per share:
Basic and diluted	$(.04)	$(.05)	$(.38)	$(.34)

Training sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and vacation periods.  Quarterly fluctuations may also be affected by other factors including the introduction of new offerings, the addition of new organizational customers, and the elimination of underperforming offerings.

LIQUIDITY AND CAPITAL RESOURCES

Summary

At August 31, 2010 we had $3.5 million of cash and cash equivalents compared to $1.7 million at August 31, 2009 and our net working capital (current assets less current liabilities) increased significantly to $4.6 million compared to a deficit of $3.2 million at August 31, 2009.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and proceeds from our revolving line of credit.  Our primary uses of liquidity include payments for operating activities, capital expenditures, working capital, and debt repayment.

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

We may use the line of credit facility for general corporate purposes as well as for other transactions, unless specifically prohibited by the terms of the line of credit agreement.  The line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.  At August 31, 2010, we had $9.5 million outstanding on our line of credit.

In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, as described above.  In the event of noncompliance with these financial covenants and other defined events of default, the lenders are entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit.  At August 31, 2010, we believe that we were in compliance with the terms and financial covenants of our line of credit facility.

In addition to our $13.5 million line of credit facility, we have a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following table summarizes our cash flows from operating, investing, and financing activities for the past three years (in thousands):

YEAR ENDED AUGUST 31,	2010	2009	2008
Total cash provided by (used for):
Operating activities	$7,024	$5,282	$7,868
Investing activities	(2,002)	(3,203)	18,520
Financing activities	(3,617)	(16,248)	(16,159)
Effect of exchange rates on cash	391	(47)	(451)
Increase (decrease) in cash and cash equivalents	$1,796	$(14,216)	$9,778

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the fiscal year ended August 31, 2010.

Cash Flows from Operating Activities

Our cash provided by operating activities totaled $7.0 million in fiscal 2010 compared to $5.3 million during fiscal 2009.  The increase was primarily due to improved operating results from increased sales during fiscal 2010 compared to the prior year.  Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses.  Cash provided by or used for changes in working capital during fiscal 2010 was primarily related to:

•	Increased accounts receivable resulting from significantly increased sales during the fourth quarter of fiscal 2010;
•	Increased accrued liabilities resulting primarily from increased sales and a corresponding increase in commissions and bonuses; and
•	Reduced inventory balances resulting from improved forecasting and purchasing processes.

We continue to strive to optimize our working capital balances by, among other things, improving our collections of accounts receivable, maintaining proper levels of inventory, and control spending for prepaid and other assets.  Combined with existing and future sales growth programs and cost-reduction initiatives, we hope to improve our cash flows from operating activities in future periods.  However, the success of these efforts, and their eventual contribution to our cash flows, is dependent upon numerous factors, many of which are not within our control.

Cash Flows from Investing Activities and Capital Expenditures

During the fiscal year ended August 31, 2010 we used $2.0 million of net cash for investing activities.  Our primary uses of cash for investing activities were the payment of the first of five potential earnout payments to the former owners of CoveyLink, purchases of property and equipment, and additional spending on curriculum development.  During fiscal 2010, we paid $3.3 million to the former owners of CoveyLink based on earnings growth over the specified earnings period.  The former owners of CoveyLink include a son of our Vice-Chairman of the Board of Directors.  Our purchases of property and equipment, which totaled $1.4 million, consisted primarily of computer hardware and software.  During fiscal 2010, we also spent $0.7 million for further investment in curriculum development activities.  These uses of cash were partially offset by the receipt of $3.4 million from the sale of our product sales component of our Japan subsidiary.

During fiscal 2011, we expect to spend approximately $1.0 million on purchases of property and equipment and $2.9 million on curriculum development activities.  Purchases of property and equipment are expected to consist primarily of new computer hardware, software, and in other areas as deemed necessary.  However, actual capital spending is based upon a variety of factors and may differ from these estimates.

Cash Flows from Financing Activities

Net cash used for financing activities during the fiscal year ended August 31, 2010 totaled $3.6 million.  Our uses of cash for financing activities primarily consisted of $3.4 million of cash used to reduce our line of credit balance and $0.7 million used for principal payments on our financing obligation.  These uses were partially offset by $0.3 million of cash received from participants in the employee stock purchase plan to purchase shares of our common stock, and $0.2 million of cash received from a management stock loan participant to repay their loan.

Sources of Liquidity

Going forward, we will continue to incur costs necessary for the operation and potential growth of the business.  We anticipate using cash on hand, cash provided by the sale of goods and services to our clients on the condition that we can continue to generate positive cash flows from operating activities, proceeds from our line of credit, and other financing alternatives, if necessary, for these expenditures.  In order to obtain a more favorable interest rate on the line of credit facility, the facility requires an annual renewal.  We currently believe that we will be successful in obtaining a new or extended line of credit from our lender prior to the expiration of the current credit facility in March 2011 to ensure available liquidity in future periods.  Additional potential sources of liquidity include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  However, no assurance can be provided that we will obtain a new or extended line of credit or obtain additional financing from other sources on terms that would be acceptable to us.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.  If we are unsuccessful in obtaining a renewal or extension of our line of credit, or additional financing, we believe that cash flows from operations combined with a number of initiatives we would implement in the months preceding the due date would create sufficient liquidity to pay down the required outstanding balance on the line of credit.  These initiatives include deferral of capital purchases for externally developed curriculum and uncommitted capital expenditures; deferral of executive team compensation; deferral of certain related party contractual earnout payments; substantial reduction of associate salaries; reduction of operating expenses, including non-critical travel; and deferral of payments to other vendors in order to generate sufficient cash.

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

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of lease payments resulting from the sale of our corporate campus (financing obligation); payments to HP Enterprise Services (HP) for outsourcing services related to information systems, warehousing, and distribution services; minimum rent payments for office and warehouse space; the repayment of our line of credit obligation, which matures in fiscal 2011; and short-term purchase obligations for inventory items and other products and services used in the ordinary course of business.  Our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Required lease payments on corporate campus	$3,116	$3,178	$3,242	$3,307	$3,373	$36,858	$53,074
Minimum required payments to HP for outsourcing services(1)	4,138	4,138	4,138	4,138	4,138	2,969	23,659
Minimum operating lease payments(2)	1,853	1,923	1,376	1,248	1,210	1,067	8,677
Line of credit	9,532	-	-	-	-	-	9,532
Purchase obligations	3,220	-	-	-	-	-	3,220
Total expected contractual obligation payments	$21,859	$9,239	$8,756	$8,693	$8,721	$40,894	$98,162

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

Our contractual obligations presented above exclude unrecognized tax benefits of $3.9 million for which we cannot make a reasonably reliable estimate of the amount and period of payment.  For further information regarding the application of FASC 740-10-05, refer to the Notes to the consolidated financial statements as presented in Item 8 of this report on Form 10-K.

Other Items

Franklin Covey Products is contractually obligated to pay us for rented warehouse and office space, a portion of the fixed costs for warehousing and distribution facilities, and is primarily liable for leasing costs at its retail stores.  In the event that Franklin Covey Products is unable to pay these items, our cash flows and operating results may be adversely affected.

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

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting polices that we used to prepare our consolidated financial statements are primarily outlined in Note 1 to the consolidated financial statements, which are presented in Part II, Item 8 of this Annual Report on Form 10-K.  Some of those accounting policies require us to make assumptions and use judgments that may affect the amounts reported in our consolidated financial statements.  Management regularly evaluates its estimates and assumptions and bases those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America.  Actual results may differ from these estimates under different assumptions or conditions, including changes in economic and political conditions and other circumstances that are not in our control, but which may have an impact on these estimates and our actual financial results.

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

•
Products – We sold planners, binders, planner accessories, handheld electronic devices, and other related products that were primarily delivered through our CSBU channels prior to the fourth quarter of fiscal 2008.  We continue to sell products, such as books, audio products, and other related items.

We recognize revenue when: 1) persuasive evidence of an agreement exists, 2) delivery of product has occurred or services have been rendered, 3) the price to the customer is fixed or determinable, and 4) collectibility is reasonably assured.  For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the consulting services.  For product sales, these conditions were generally met upon shipment of the product to the customer or by completion of the sales transaction in a retail store.

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services.  For transactions that contain more than one element, we recognize revenue in accordance with the guidance for multiple element arrangements.  When fair value exists for all contracted elements, the overall contract consideration is allocated among the separate units of accounting based upon their relative fair values.  Revenue for these units is recognized in accordance with our general revenue policies once it has been determined that the delivered items have standalone value to the customer.  If fair value does not exist for all contracted elements, revenue for the delivered items is recognized using the residual method, which generally means that revenue recognition is postponed until the point is reached when the delivered items have standalone value and fair value exists for the undelivered items.  Under the residual method, the amount of revenue considered for recognition under our general revenue policies is the total contract amount, less the aggregate fair value of the undelivered items.  Fair value of the undelivered items is based upon the normal pricing practices for our existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

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

Share-Based Compensation

Our shareholders have approved a performance based long-term incentive plan (the LTIP) that provides for annual grants of share-based performance awards to certain managerial personnel and executive management as directed by the Organization and Compensation Committee (the Compensation Committee) of the Board of Directors.  The number of common shares that are vested and issued to LTIP participants is variable and is based entirely upon the achievement of specified financial performance objectives during a defined performance period.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the number of shares expected to be awarded based upon actual and estimated financial results of the

Company compared to the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the estimated probable number of common shares to be awarded.

The analysis of our LTIP awards contain uncertainties because we are required to make assumptions and judgments about the eventual number of shares that will vest in each LTIP grant.  The assumptions and judgments that are essential to the analysis include forecasted sales and operating income levels during the LTIP service periods.  The evaluation of LTIP performance awards and the corresponding use of estimated amounts may produce additional volatility in our consolidated financial statements as we record cumulative adjustments to the estimated number of common shares to be awarded under the LTIP grants as described above.

During fiscal 2010 we granted options to purchase shares of our common stock that have a share price, or market based, vesting condition.  As a result, we used a Monte Carlo simulation to determine the fair value of these stock options.  The Monte Carlo option pricing model required the input of subjective assumptions, including items such as the expected term of the options.  If factors change and we use different assumptions for estimating share-based compensation expense related to stock options, our share-based compensation expense may differ materially from that recorded in the current period.

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

Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectibility of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectibility assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at August 31, 2010 would increase our reported loss from operations by approximately $0.1 million.

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

Our inventory loss reserve calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory reserves methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have a materially adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory reserves at August 31, 2010 would increase our reported loss from operations by $0.1 million.

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and goodwill balances are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset was generated by the merger with the Covey Leadership Center and has been deemed to have an indefinite life.  This intangible asset is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and international licensee royalties.  Our goodwill at August 31, 2010 was generated by the acquisition of CoveyLink during the second quarter of fiscal 2009 and the subsequent payment of the first of five potential earnout payments contained in the acquisition agreement.

Our impairment evaluation calculations for goodwill and the Covey trade name contain uncertainties because they require us to make assumptions and apply judgment in order to estimate future cash flows, to estimate an appropriate royalty rate, and to select a discount rate that reflects the inherent risk of future cash flows.  Our valuation methodology for the Covey trade name has remained unchanged during the past three years.  However, if forecasts and assumptions used to support the carrying value of our indefinite-lived intangible asset change in future periods, significant impairment charges could result that would have an adverse effect upon our results of operations and financial condition.  The valuation methodologies for both indefinite-lived intangible assets and goodwill are also dependent upon the share price of our common stock and corresponding market capitalization, which may differ from estimated royalties used in our annual impairment testing.  Based upon the fiscal 2010 evaluation of the Covey trade name and goodwill, our trade-name related revenues, licensee royalties, and overall sales levels would have to suffer significant reductions before we would be required to impair them.  However, future declines in our share price may trigger additional impairment testing and may result in impairment charges.

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

Income Taxes

We regularly evaluate our United States federal and various state and foreign jurisdiction income tax exposures.  We account for certain aspects of our income tax provision using the provisions of FASC

740-10-05 (formerly FIN 48), which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon final settlement.  The provisions of FASC 740-10-05 also provide guidance on de-recognition, classification, interest, and penalties on income taxes, accounting for income taxes in interim periods, and require increased disclosure of various income tax items.  Taxes and penalties are components of our overall income tax provision.

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

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

Revenue Recognition – In October 2009, the Financial Accounting Standards Board issued guidance on revenue recognition that will be effective for us beginning September 1, 2010.  The new guidance amends existing guidance on multiple element revenue arrangements to improve the ability of entities to recognize revenue from the sale of delivered items that are part of a multiple-element arrangement when other items have not yet been delivered.  One of the current requirements is that there must be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by vendor-specific objective evidence (VSOE) or third-party evidence (TPE).  The new guidance eliminates the requirements that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement that is attributable to items that have already been delivered.  The “residual method” of allocating revenue is thereby eliminated and entities are required to allocate the arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method.  We have not completed our evaluation of the impact of this guidance.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales levels, future training and consulting sales activity, anticipated expenses, the adequacy of existing capital resources, the ability of the Company to obtain a renewal or extension of its line of credit agreement, projected cost reduction and strategic initiatives, our expectations about the effect of the sale of the CSBU on our business, our expectations about our restructuring plan, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in cash flows from operating activities, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected repayment of our line of credit in future periods, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this report on Form 10-K for the fiscal year ended August 31, 2010, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

Foreign Currency Forward Contracts – During the fiscal years ended August 31, 2010, 2009, and 2008, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies.  Because these contracts did not meet specific hedge accounting requirements, gains and losses on these contracts, which expired on a quarterly basis, were recognized in current operations and were used to offset a portion of the gains or losses of the related accounts.  The gains and losses on these contracts were recorded as a component of SG&A expense in our consolidated statements of operations and had the following net impact on the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2010	2009	2008

Losses on foreign exchange contracts	$(240)	$(321)	$(487)
Gains on foreign exchange contracts	-	105	36
Net loss on foreign exchange contracts	$(240)	$(216)	$(451)

At August 31, 2010, we had one open foreign currency sell contract that did not qualify for hedge accounting.  The notional amount of this contract was JPY 186.1 million with a contracted value of $2.0 million.  The fair value of this foreign currency forward contract, which was determined using the estimated amount at which the contract could be settled based upon forward market exchange rates, was insignificant.

Interest Rate Sensitivity

The Company is exposed to fluctuations in interest rates primarily due to our line of credit borrowings.  At August 31, 2010, our debt obligations consisted primarily of a long-term lease agreement (financing obligation) associated with the sale of our corporate headquarters facility and a variable-rate line of credit arrangement.  Our overall interest rate sensitivity is primarily influenced by amounts borrowed on the line of credit and the prevailing interest rates, which may create additional expense if interest rates increase in future periods.  The financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent and the line of credit obligation had an effective interest rate of 3.8 percent at August 31, 2010.  At August 31, 2010 borrowing levels, a one percent increase in the interest rate on our variable rate line of credit obligation would increase our interest expense over the next year by approximately $0.1 million.

During the fiscal years ended August 31, 2010, 2009, and 2008, we were not party to any interest rate swap agreements or similar derivative instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Franklin Covey Co.:

We have audited Franklin Covey Co.’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Franklin Covey Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Franklin Covey Co. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Franklin Covey Co. and subsidiaries as of August 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2010, and our report dated November 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah
November 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Franklin Covey Co.:

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. and subsidiaries as of August 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Covey Co. and subsidiaries as of August 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Covey Co.’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 12, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
November 12, 2010

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2010	2009
In thousands, except per share data

ASSETS
Current assets:
Cash and cash equivalents	$3,484	$1,688
Accounts receivable, less allowance for doubtful accounts of $718 and $879	30,665	22,877
Inventories	4,470	6,770
Deferred income tax assets	2,543	2,551
Income taxes receivable	-	508
Prepaid expenses and other current assets	7,454	5,748
Total current assets	48,616	40,142

Property and equipment, net	20,330	22,629
Intangible assets, net	65,240	68,994
Goodwill	3,761	505
Other long-term assets	9,396	11,608
	$147,343	$143,878

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$734	$621
Line of credit	9,532	12,949
Accounts payable	6,847	8,758
Income taxes payable	198	-
Accrued liabilities	26,743	20,976
Total current liabilities	44,054	43,304

Financing obligation, less current portion	30,364	31,098
Other liabilities	253	472
Deferred income tax liabilities	1,637	-
Total liabilities	76,308	74,874

Commitments and contingencies (Notes 1, 8, and 9)

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	183,794	183,436
Common stock warrants	7,597	7,597
Retained earnings	13,462	13,980
Accumulated other comprehensive income	3,014	1,961
Treasury stock at cost, 10,041 shares and 10,080 shares	(138,185)	(139,323)
Total shareholders’ equity	71,035	69,004
	$147,343	$143,878

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEAR ENDED AUGUST 31,	2010	2009	2008
In thousands, except per share amounts

Net sales:
Training and consulting services	$129,462	$114,910	$138,112
Products	4,226	4,668	111,491
Leasing	3,186	3,556	2,471
	136,874	123,134	252,074

Cost of sales:
Training and consulting services	43,945	40,798	44,738
Products	2,226	2,620	48,415
Leasing	1,632	1,834	1,390
	47,803	45,252	94,543

Gross profit	89,071	77,882	157,531

Selling, general, and administrative	77,604	75,813	139,616
Gain on sale of consumer solutions business unit	-	-	(9,131)
Restructuring costs	-	2,047	2,064
Impairment of assets	-	3,569	1,483
Depreciation	3,669	4,532	5,692
Amortization	3,760	3,761	3,603
Income (loss) from operations	4,038	(11,840)	14,204

Interest income	34	27	157
Interest expense	(2,892)	(3,049)	(3,083)
Income (loss) from continuing operations before income taxes	1,180	(14,862)	11,278

Income tax benefit (provision)	(2,484)	3,814	(6,738)
Net income (loss) from continuing operations	(1,304)	(11,048)	4,540
Income from discontinued operations, net of tax (Note 2)	548	216	987
Gain on sale of discontinued operations, net of tax (Note 2)	238	-	-
Net income (loss)	$(518)	$(10,832)	$5,527

Income (loss) from continuing operations per share:
Basic and diluted	$(.10)	$(.82)	$.23

Net income (loss) per share:
Basic and diluted	$(.04)	$(.81)	$.28

Weighted average number of common shares:
Basic	13,525	13,406	19,577
Diluted	13,525	13,406	19,922

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(518)	$(10,832)	$5,527
Foreign currency translation adjustments	1,053	955	46
Comprehensive income (loss)	$535	$(9,877)	$5,573

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2010	2009	2008
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(518)	$(10,832)	$5,527
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,429	8,038	9,533
Amortization of capitalized curriculum costs	2,083	2,263	2,124
Gain on sale of discontinued operation	(1,092)	-	-
Gain on sale of consumer solutions business unit assets	-	-	(9,131)
Deferred income taxes	2,406	(5,476)	4,152
Share-based compensation cost (benefit)	1,099	468	(259)
Loss on disposals of assets	75	319	460
Restructuring charges	-	2,047	2,064
Impairment of assets	-	3,569	1,483
Changes in assets and liabilities, net of effect of acquired business:
Decrease (increase) in accounts receivable, net	(7,597)	5,196	(6,299)
Decrease in inventories	606	2,170	2,748
Increase in receivable from equity method investee	-	-	(7,672)
Decrease (increase) in prepaid expenses and other assets	(1,571)	4,136	4,985
Increase (decrease) in accounts payable and accrued liabilities	3,398	(5,368)	(1,512)
Increase (decrease) in income taxes payable/receivable	699	(983)	(184)
Increase (decrease) in other long-term liabilities	7	(265)	(151)
Net cash provided by operating activities	7,024	5,282	7,868

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of consumer solutions business unit assets, net	-	-	28,241
Proceeds from sale of discontinued operation	3,350	-	-
Purchases of property and equipment	(1,384)	(2,275)	(4,164)
Capitalized curriculum development costs	(712)	(1,762)	(4,042)
Acquisition of business, net of cash acquired	(3,256)	(1,157)	-
Investment in equity method investee	-	-	(2,755)
Proceeds from disposal of consolidated subsidiaries	-	201	1,180
Proceeds from sales of property and equipment, net	-	1,790	60
Net cash provided by (used for) investing activities	(2,002)	(3,203)	18,520

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	54,705	77,044	69,708
Payments on line of credit borrowings	(58,123)	(64,095)	(85,707)
Proceeds from notes payable financing	1,154	-	-
Payments on notes payable financing	(1,096)	-	-
Principal payments on long-term debt and financing obligation	(654)	(1,211)	(622)
Purchases of common stock for treasury	(50)	(28,270)	-
Proceeds from sales of common stock held in treasury	288	284	462
Proceeds from management stock loan payments	159	-	-
Net cash used for financing activities	(3,617)	(16,248)	(16,159)
Effect of foreign currency exchange rates on cash and cash equivalents	391	(47)	(451)
Net increase (decrease) in cash and cash equivalents	1,796	(14,216)	9,778
Cash and cash equivalents at beginning of the year	1,688	15,904	6,126
Cash and cash equivalents at end of the year	$3,484	$1,688	$15,904

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$428	$2,788	$3,549
Cash paid for interest	2,862	3,026	3,146
Non-cash investing and financing activities:
Acquisition of treasury stock from tender offer through liabilities	$-	$-	$28,222
Purchases of property and equipment financed by accounts payable	95	77	314

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Common Stock Warrants	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock Shares	Treasury Stock Amount
In thousands
Balance at August 31, 2007	27,056	$1,353	$185,890	$7,602	$19,285	$960	(7,296)	$(114,385)
Issuance of common stock from treasury			(746)				96	1,234
Purchase of treasury shares							(12)	(103)
Treasury shares acquired through tender offer							(3,027)	(28,222)
Unvested share award			(572)				36	572
Share-based compensation			(259)
Cumulative translation adjustments						46
Common stock warrant activity				(5)
Net income					5,527

Balance at August 31, 2008	27,056	$1,353	$184,313	$7,597	$24,812	$1,006	(10,203)	$(140,904)
Issuance of common stock from treasury			(424)				57	708
Unvested share award			(921)				66	921
Additional tender offer costs								(48)
Share-based compensation			468
Cumulative translation adjustments						955
Net loss					(10,832)

Balance at August 31, 2009	27,056	$1,353	$183,436	$7,597	$13,980	$1,961	(10,080)	$(139,323)
Issuance of common stock from treasury			(495)				56	783
Purchase of treasury shares							(5)	(29)
Unvested share award			(850)				61	850
Share-based compensation			1,099
Management stock loan payments			664				(84)	(505)
NQDC share activity			(60)				11	39
Cumulative translation adjustments						1,053
Net loss					(518)
Balance at August 31, 2010	27,056	$1,353	$183,794	$7,597	$13,462	$3,014	(10,041)	$(138,185)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a leading global provider of execution, leadership, and personal-effectiveness training.  We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service.  To achieve this level of service, we operate four regional sales offices in the United States; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculum and provide services in over 140 other countries and territories around the world.  Our business-to-business service builds on our expertise in training, consulting, and technology that is designed to help our clients define great performance and execute at the highest levels.  We also help clients accelerate great performance through education in management skills, relationship skills, and individual effectiveness, and can provide personal-effectiveness literature and electronic educational solutions to our clients as needed.  Our services and products have historically been available through professional consulting services, public workshops, retail stores, catalogs, and the Internet at www.franklincovey.com, and our best-known offerings in the marketplace have included the FranklinCovey Planner™ and a suite of individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, which consist of Franklin Development Corp., and our offices in Japan, the United Kingdom, and Australia.  Intercompany balances and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

We consider highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents.  We did not hold a significant amount of investments that would be considered cash equivalent instruments at August 31, 2010 or 2009.

As of August 31, 2010, we had demand deposits at various banks in excess of the $250,000 limit for insurance by the Federal Deposit Insurance Corporation (FDIC); however, the majority of our cash receipts are used to repay amounts borrowed on our line of credit facility.

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

Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.  Elements of cost in inventories generally include raw materials, direct labor, and overhead.  Cash flows from the sales of inventory are included in cash flows provided by operating activities in our consolidated cash flows statements.  Following the sale of our Consumer Solutions Business Unit in the fourth quarter of fiscal 2008 and the product sales operations of our Japan office in the fourth quarter of fiscal 2010, our inventories are comprised primarily of training materials, books, and related accessories and consisted of the following (in thousands):

AUGUST 31,	2010	2009
Finished goods	$4,366	$6,542
Raw materials	104	228
	$4,470	$6,770

Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.  At August 31, 2010 and 2009, our reserves for excess and obsolete inventories totaled $0.9 million for each year.  In assessing the realization of inventories, we make judgments regarding future demand requirements and compare these estimates with current and committed inventory levels.  Inventory requirements may change based on projected customer demand, training curriculum life-cycle changes, longer- or shorter-than-expected usage periods, and other factors that could affect the valuation of our inventories.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation expense, which includes depreciation on our corporate campus that is accounted for as a financing obligation (Note 7) and the amortization of assets recorded under capital lease obligations, is calculated using the straight-line method over the lesser of the expected useful life of the asset or the contracted lease period.  We generally use the following depreciable lives for our major classifications of property and equipment:

Description	Useful Lives
Buildings	15-39 years
Machinery and equipment	3-7 years
Computer hardware and software	3-5 years
Furniture, fixtures, and leasehold improvements	5-8 years

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

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and acquired goodwill are not amortized, but rather are tested for impairment on an annual basis or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset (Note 5) has been deemed to have an indefinite life.  This intangible asset is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products.  Based on this valuation methodology, we believe the fair value of the Covey trade name substantially exceeds its carrying value and no impairment charges were recorded against the Covey trade name during the fiscal years ended August 31, 2010, 2009, or 2008.

Our reported goodwill resulted from the fiscal 2009 acquisition of CoveyLink, LLC (Note 14) and the fiscal 2010 payment of the first of five annual potential contingent earnout payments.  Based on our evaluation, we believe the fair value of the reporting unit, which was defined as our consolidated operations, substantially exceeded its carrying value and no impairment charges to the CoveyLink, LLC acquisition goodwill were recorded during the fiscal years ended August 31, 2010 or 2009.

Capitalized Curriculum Development Costs and Impairment of Assets

During the normal course of business, we develop training courses and related materials that we sell to our clients.  Capitalized curriculum development costs include certain expenditures to develop course materials such as video segments, course manuals, and other related materials.  Generally, curriculum costs are capitalized when there is a major revision to an existing course that requires a significant re-write of the course materials or curriculum.  Costs incurred to maintain existing offerings are expensed when incurred.  In addition, development costs incurred in the research and development of new curriculum and software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility has been established.

During fiscal 2010, we capitalized costs incurred for the development of new leadership offerings, as well as for various other courses.  Capitalized development costs are generally amortized over a five-year life, which is based on numerous factors, including expected cycles of major changes to curriculum.  Capitalized curriculum development costs are reported as a component of other long-term assets in our consolidated balance sheets and totaled $5.0 million and $6.3 million at August 31, 2010 and 2009.  Amortization of capitalized curriculum development costs is reported as a component of cost of sales.

In fiscal 2008, we analyzed the expected future revenues and corresponding cash flows expected to be generated from our The 7 Habits interactive program and concluded that the expected future revenues, less direct selling and maintenance costs, were insufficient to cover the carrying value of the corresponding capitalized development costs.  Accordingly, we recorded a $1.5 million impairment charge in the fourth quarter of fiscal 2008 to write the carrying value of this program down to its net realizable value.  No impairment charges were recorded in fiscal years 2010 or 2009.

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2010	2009
Accrued compensation	$7,445	$4,078
Unearned revenue	4,884	3,692
Outsourcing contract costs payable	3,879	2,531
Customer credits	2,373	2,384
Other accrued liabilities	8,162	8,291
	$26,743	$20,976

Restructuring Costs

Following the sale of our CSBU in the fourth quarter of fiscal 2008, we initiated a restructuring plan that reduced the number of our domestic regional sales offices, decentralized certain sales support functions, closed our Canadian office, and made other changes to our operations in Canada.  The restructuring plan was intended to strengthen the remaining domestic sales offices and reduce our overall operating costs.  During fiscal 2009 and fiscal 2008, we expensed $2.0 million and $2.1 million, respectively, for anticipated severance costs necessary to complete the restructuring plan, of which $1.3 and $2.1 million were recorded as components of accrued liabilities at August 31, 2009 and 2008.  The composition and utilization of the accrued restructuring charges were as follows at August 31, 2010 (in thousands):

Description	Accrued Restructuring Costs
Balance at August 31, 2008	$2,055
Restructuring charges	2,047
Amounts paid – employee severance	(2,803)
Balance at August 31, 2009	$1,299
Restructuring charges	-
Amounts paid – employee severance	(1,299)
Balance at August 31, 2010	$-

Foreign Currency Translation and Transactions

The functional currencies of our foreign operations are the reported local currencies.  Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars.  The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated using average exchange rates for each month during the fiscal year.  The resulting translation gains or losses were recorded as a component of accumulated other comprehensive income in shareholders’ equity.  Foreign currency transaction losses totaled $0.5 million, $0.2 million, and $0.1 million during the fiscal years ended August 31, 2010, 2009, and 2008, and were reported as a component of our selling, general, and administrative expenses.

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

Sales Taxes

We collect sales tax on qualifying transactions with customers based upon applicable sales tax rates in various jurisdictions.  We account for sales taxes collected using the net method; accordingly, we do not include sales taxes in net sales reported in our consolidated financial statements.

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

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products, services, and intellectual property.  For transactions that contain more than one element, we recognize revenue in accordance with the guidance for multiple element arrangements.  When fair value exists for all contracted elements, the overall contract consideration is allocated among the separate units of accounting based upon their relative fair values.  Revenue for these units is recognized in accordance with our general revenue policies once it has been determined that the delivered items have standalone value to the customer.  If fair value does not exist for all contracted elements, revenue for the delivered items is recognized using the residual method, which generally means that revenue recognition is postponed until the point is reached when the delivered items have standalone value and fair value exists for the undelivered items.  Under the residual method, the amount of revenue considered for recognition under our general revenue policies is the total contract amount, less the aggregate fair value of the undelivered items.  Fair value of the undelivered items is based upon the normal pricing practices for our existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned operation.  Licensee companies are unrelated entities that have been granted a license to translate our content and curriculum, adapt the content and curriculum to the local culture, and sell our training seminars and products in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of their sales to clients.  We recognize royalty income each period based upon the sales information reported to us from our licensees.  Licensee royalty revenues are included as a component of training sales and totaled $9.2 million, $8.6 million, and $10.1 million for the fiscal years ended August 31, 2010, 2009, and 2008.

Revenue recognition on software sales involving multiple elements, such as software products and support, requires revenue to be allocated to each element based on vendor specific objective evidence (VSOE).  Nearly all of our software sales consist of ready to use “off-the-shelf” software products that have multiple elements, including a license and post contract customer support (PCS).  Currently, we do not have VSOE for either the license or support elements of our software sales.  Accordingly, revenue is deferred until the only undelivered element is PCS and the total arrangement fee is recognized over the support period.  Following the sale of the CSBU in the fourth quarter of fiscal 2008, our software sales have been insignificant.  However, during fiscal 2008, we had software sales totaling $2.5 million, which was included as a component of product sales in our consolidated statement of operations for that period.

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

Advertising Costs

Costs for newspaper, television, radio, and other advertising are expensed as incurred or recognized over the period of expected benefit for direct response and catalog advertising.  Direct response advertising costs, which consist primarily of printing and mailing costs for seminar mailers, are charged to expense over the period of projected benefit, which ranges from three to 12 months.  Advertising costs included in selling, general, and administrative expenses totaled $3.3 million, $5.5 million, and $15.5 million for the fiscal years ended August 31, 2010, 2009, and 2008.  Our direct response advertising costs reported in other current assets totaled $0.2 million and $0.1 million at August 31, 2010 and 2009.

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

We provide for income taxes, net of applicable foreign tax credits, on temporary differences in our investment in foreign subsidiaries, which consist primarily of unrepatriated earnings.

Comprehensive Income

Comprehensive income includes changes to equity accounts that were not the result of transactions with shareholders.  Comprehensive income is comprised of net income or loss and other comprehensive income and loss items.  Our comprehensive income and losses generally consist of changes in the cumulative foreign currency translation adjustment.

Liquidity

At August 31, 2010 our line of credit has a remaining maturity of less than one year and is therefore classified as a current obligation on our consolidated balance sheet.  In order to obtain a more favorable interest rate on the line of credit facility, the facility requires an annual renewal.  We currently believe that we will be successful in obtaining a new or extended line of credit from our lender prior to the expiration of the current credit facility in March 2011 to ensure available liquidity in future periods.  Additional potential sources of liquidity include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  However, no assurance can be provided that we will obtain a new or extended line of credit or obtain additional financing from other sources on terms that would be acceptable to us.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.  If we are unsuccessful in obtaining a renewal or extension of our line of credit, or additional financing, we believe that cash flows from operations combined with a number of initiatives we would implement in the months preceding the due date would create sufficient liquidity to pay down the required outstanding balance on the line of credit.  These initiatives include deferral of capital purchases for externally developed curriculum and uncommitted capital expenditures; deferral of executive team compensation; deferral of certain related party contractual earnout payments; substantial reduction of associate salaries; reduction of operating expenses, including non-critical travel; and deferral of payments to other vendors in order to generate sufficient cash.

Accounting Pronouncements Issued Not Yet Adopted

Revenue Recognition – In October 2009, the Financial Accounting Standards Board issued guidance on revenue recognition that will be effective for us beginning September 1, 2010.  The new guidance amends existing guidance on multiple element revenue arrangements to improve the ability of entities to recognize revenue from the sale of delivered items that are part of a multiple-element arrangement when other items have not yet been delivered.  One of the current requirements is that there must be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by vendor-specific objective evidence (VSOE) or third-party evidence (TPE).  The new guidance eliminates the requirements that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement that is attributable to items that have already been delivered.  The “residual method” of allocating revenue is thereby eliminated and entities are required to allocate the arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method.  We have not completed our evaluation of the impact of ths guidance.

2.  SALE OF JAPAN PRODUCT SALES OPERATION

During fiscal 2010, we sold the product sales component of our wholly owned subsidiary in Japan to Nakabayashi Co. Ltd., an unrelated Japan-based paper products company.  The sale included the disposition of inventories, certain intangibles assets (including customer lists), and other current assets, which had an aggregate carrying value of $2.0 million.  The sale closed on June 1, 2010 and the total sale price was JPY 305.0 million, or approximately $3.4 million.  We recognized a pre-tax gain from the sale totaling $1.1 million after normal transaction costs.  In addition, the sale agreement provides for a three percent passive royalty on annual sales, which we believe are insignificant to our operations.  We believe that the sale of this division will further align our Japanese operations with our overall strategic focus on training and consulting sales.  The Japan products sales component was previously reported as a part of our international operations.

We determined that the operating results of the Japan product sales component qualify for discontinued operations presentation and we have presented the operating results of the Japan product sales component as discontinued operations for all periods presented in this report.  The income recognized from discontinued operations was comprised of the following for the periods presented (in thousands):

August 31,	2010	2009	2008
Sales	$5,097	$6,984	$7,119
Gross profit	2,230	2,531	3,497
Income before income taxes	988	401	1,795
Income tax provision	(440)	(185)	(808)
Income from discontinued operations, net of tax	548	216	987

3.	SALE OF THE CONSUMER SOLUTIONS BUSINESS UNIT

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

On the date of the sale closing, the Company invested approximately $1.8 million to purchase a 19.5 percent voting interest in Franklin Covey Products, made a $1.0 million priority capital contribution with a 10 percent return, and may have the opportunity to earn contingent license fees if Franklin Covey Products achieves specified performance objectives.  However, as prescribed by FASC 845-10-55-28, the excess of net monetary consideration received over the fair value of surrendered assets is required to first reduce the cost of any retained equity method investment in Franklin Covey Products to zero with any remainder being recognized as an additional gain.  As a result of this guidance, the basis of the investment in Franklin Covey Products of $2.8 million was reduced to zero with a corresponding reduction to the gain.  We recognized a net gain of $9.1 million on the sale of the CSBU assets, and a negative basis difference for the amount of the initial investment in Franklin Covey Products.  We amortize the negative basis difference over the life of the long-term assets acquired by Franklin Covey Products or when cash is received for payment of the priority contribution.

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

Accounting for the Investment in Franklin Covey Products

Based upon the guidance found in FASC 205-20-45, FASC 205-20-50, 55, and SAB 103, Topic 5Z4, Disposal of Operation with Significant Interest Retained, we determined that the operations of CSBU should not be reported as discontinued operations because we will continue to have significant influence over the operations of Franklin Covey Products and may participate in their future cash flows.  As a result of this determination, we have not presented the financial results of the CSBU as discontinued operations in the accompanying consolidated financial statements, and we do not anticipate discontinued operations presentation in future interim and annual reporting periods.

As a result of Franklin Covey Products’ structure as a limited liability company with separate owner capital accounts, we determined that the Company’s investment in Franklin Covey Products is more than minor and that we are required to account for our investment in Franklin Covey Products using the equity method of accounting.  We record our share of Franklin Covey Products’ profit and loss based upon specified allocations as defined in the associated operating agreement.  In addition, our ownership interest may be diluted in future periods if ownership shares of Franklin Covey Products granted to certain members of its management vest.

During the fiscal years ended August 31, 2010 and 2009, Franklin Covey Products recognized a net loss.  However, we do not have any obligation to fund the losses of Franklin Covey Products and therefore, our portion of their net losses during fiscal 2010 and fiscal 2009 were not recorded in our consolidated statements of operations.  Consequently, the net book value of our investment in Franklin Covey Products was zero as of August 31, 2010 and 2009.

We receive reimbursement for certain operating costs, such as warehousing and distribution costs, which are billed to the Company by third party providers.  We also make payments to Franklin Covey Products for products that we use for our training and consulting services.  At August 31, 2010 and 2009, we had $3.4 million and $2.0 million receivable from Franklin Covey Products, which have been classified in other current assets.

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

At the time we received the promissory note from Franklin Covey Products, we believed that we could obtain payment for the amount owed, based on prior year performance and forecasted financial performance in 2009.  However, the financial position of Franklin Covey Products deteriorated significantly late in fiscal 2009, and the deterioration continued subsequent to August 31, 2009.  As a result of this deterioration, the Company reassessed the collectibility of the promissory note as of August 31, 2009.  Based on revised expected cash flows and other operational issues, we determined that the promissory note should be impaired at August 31, 2009.  Accordingly, we recorded a $3.6 million impaired asset charge and reversed $0.1 million of interest income that was recorded during fiscal 2009 from the working capital settlement and reimbursable transaction cost receivables.

4.	PROPERTY AND EQUIPMENT

Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2010	2009
Land and improvements	$1,312	$1,312
Buildings	32,406	32,385
Machinery and equipment	2,387	2,333
Computer hardware and software	17,465	19,221
Furniture, fixtures, and leasehold improvements	9,861	9,803
	63,431	65,054
Less accumulated depreciation	(43,101)	(42,425)
	$20,330	$22,629

In the fourth quarter of fiscal 2009, we completed the sale of our administrative office and distribution facility located in Ontario, Canada to an unrelated entity.  The sale price was $2.0 million and the carrying value of the building at the date of the sale was $1.9 million.  After deducting customary closing costs and other costs necessary to complete the sale of the building, we recorded a $0.1 million loss, which was recorded as a component of depreciation expense in our consolidated statement of operations for the year ended August 31, 2009.  The transaction involving the Canadian property was accounted for as a sale, and we will have no further obligations or responsibilities related to the property that was sold.  A portion of the proceeds from the sale of the building was used to repay the mortgage obligation associated with the property.

5.	INTANGIBLE ASSETS AND GOODWILL

Our intangible assets and goodwill were comprised of the following (in thousands):

AUGUST 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
License rights	$27,000	$(11,166)	$15,834
Curriculum	58,271	(32,981)	25,290
Customer lists	15,111	(13,995)	1,116
Trade names	377	(377)	-
	100,759	(58,519)	42,240
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$123,759	$(58,519)	$65,240

AUGUST 31, 2009
Definite-lived intangible assets:
License rights	$27,000	$(10,229)	$16,771
Curriculum	58,257	(31,441)	26,816
Customer lists	15,111	(12,704)	2,407
Trade names	377	(377)	-
	100,745	(54,751)	45,994
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$123,745	$(54,751)	$68,994

Our intangible assets are amortized over the estimated useful life of the asset.  The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of definite-lived intangible assets at August 31, 2010 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Amortization Period

License rights	16 years	30 years
Curriculum	9 to 16 years	26 years
Customer lists	1 to 2 years	14 years

During fiscal 2009 we acquired the assets of CoveyLink Worldwide, LLC (Note 14).  Based upon the purchase price allocation and an evaluation of the assets acquired and liabilities assumed, we recorded a $0.4 million increase in our intangible assets for the fair value of customer relationships and the practice leader agreement and $0.5 million of goodwill.  The intangible assets were aggregated with our customer list intangibles and are amortized on an accelerated basis that is based on their expected cash flows over the estimated useful lives of the assets, which is approximately three years.  In addition, the previous owners of CoveyLink Worldwide, LLC, which includes a son of the Vice-Chairman of our Board of Directors, are also entitled to earn annual contingent payments based upon earnings growth over the next five years.  During fiscal 2010, we paid $3.3 million in cash to the former owners of CoveyLink Worldwide, LLC for the first contingent payment.  The fiscal 2010 contingent payment was classified as goodwill in our August 31, 2010 consolidated balance sheet.  Our consolidated goodwill consisted of the following at August 31, 2010 (in thousands):

Balance at August 31, 2008	$-
Acquisition of CoveyLink Worldwide, LLC	505
Impairments	-
Balance at August 31, 2009	$505
Contingent earnout payment from CoveyLink acquisition	3,256
Impairments	-
Balance at August 31, 2010	$3,761

Our aggregate amortization expense from definite-lived intangible assets totaled $3.8 million, $3.8 million, and $3.6 million, for fiscal years 2010, 2009, and 2008.  Amortization expense for our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING AUGUST 31,
2011	$3,537
2012	2,495
2013	2,469
2014	2,452
2015	2,443

6.	LINE OF CREDIT AND SHORT-TERM NOTE PAYABLE

Line of Credit

We have a line of credit borrowing facility with an external lender that provides additional working capital to fund our operations and provide capital for other uses.  During fiscal 2010, our previous line of credit agreement expired and we obtained a modification to the previously existing line of credit agreements that extended the due date of the previous agreement (the Fourth Modification).  The Fourth Modification Agreement affected the following terms of our previously existing line of credit agreements:

•	Loan Amount – The line of credit will continue to allow up to $13.5 million of borrowing capacity until December 31, 2010, when the loan amount will be reduced to $10.0 million.

•	Maturity Date – The maturity date of the credit facility was extended one year to March 14, 2011.

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

•
Financial Covenants – The Funded Debt to EBITDAR Ratio was modified for the twelve month periods to be less than (a) 3.75 to 1.00 as of the end of the fiscal quarter ending on February 27, 2010, (b) 3.50 to 1.00 as of the end of the fiscal quarter ending on May 29, 2010, and (c) 3.00 to 1.00 as of the end of the fiscal quarter ending on August 31, 2010 and each fiscal quarter thereafter.  The Fixed Charge Coverage Ratio is required to be greater than 1.5 to 1.0 for all periods and the minimum net worth was revised to $67.0 million.  The capital expenditure limitations remain unchanged.  We believe that we were in compliance with the terms and covenants of the Fourth Modification Agreement at August 31, 2010.

The additional expense related to the Fourth Modification was recorded as a component of interest expense and was immaterial to our consolidated financial statements.

The effective interest rate on our line of credit was 3.8 percent and 2.3 percent at August 31, 2010 and 2009, respectively.

In connection with the original credit agreements, the Company entered into a promissory note, a security agreement, repayment guaranty agreements, and a pledge and security agreement.  These agreements remain in place with the remaining lender and pledge substantially all of the Company’s assets located in the United States to the lender in the Modified Credit Agreement.

Short-Term Note Payable

On December 1, 2009, we obtained an unsecured short-term loan from a bank in Japan for 100.0 million yen.  The loan was due on May 31, 2010 and bore interest at 2.5 percent for the duration of the loan.  The note payable was paid in full on the due date; however, at the inception of the loan, the United States dollar equivalent of the loan exceeded the allowable $1.0 million, which resulted in an instance of non-compliance with our line of credit agreement.  This instance of non-compliance was cured and did not increase our outstanding obligation on the line of credit agreement.  The Fourth Modification Agreement described above waived the instance of non-compliance with regard to the Japan loan.

7.	FINANCING OBLIGATION

Our financing obligation was comprised of the following (in thousands):

AUGUST 31,	2010	2009
Financing obligation on corporate campus, payable in monthly installments of $254, including principal and interest, for the first five years with two percent annual increases thereafter (imputed interest at 7.7%), through June 2025	$31,098	$31,719
Less current portion	(734)	(621)
Total long-term debt and financing obligation, less current portion	$30,364	$31,098

Future principal maturities of our financing obligation were as follows at August 31, 2010 (in thousands):

YEAR ENDING AUGUST 31,
2011	$734
2012	857
2013	992
2014	1,139
2015	1,298
Thereafter	26,078
$31,098

In connection with the sale and leaseback of our corporate headquarters facility located in Salt Lake City, Utah, we entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group.  The 20-year master lease agreement also contains six five-year renewal options that will allow us to maintain our operations at the current location for up to 50 years.  Although the corporate headquarters facility was sold and the Company has no legal ownership of the property, we were prohibited from recording the transaction as a sale since we have subleased a significant portion of the property that was sold.  Accordingly, we accounted for the sale as a financing transaction, which required us to continue reporting the corporate headquarters facility as an asset and to record a financing obligation for the sale price.  The future minimum payments under the financing obligation for the initial 20 year lease term are as follows (in thousands):

YEAR ENDING AUGUST 31,
2011	$3,116
2012	3,178
2013	3,242
2014	3,307
2015	3,373
Thereafter	36,858
Total future minimum financing obligation payments	53,074
Less interest	(23,288)
Present value of future minimum financing obligation payments	$29,786

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

Lease Expense

In the normal course of business, we lease office space and warehouse and distribution facilities under non-cancelable operating lease agreements.  We rent office space, primarily for international and domestic regional sales administration offices, in commercial office complexes that are conducive to sales and administrative operations.  We also rent warehousing and distribution facilities that are designed to provide secure storage and efficient distribution of our training products and accessories.  These operating lease agreements generally contain renewal options that may be exercised at our discretion after the completion of the base rental term.  In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.  At August 31, 2010, we had operating leases that have remaining terms ranging from approximately one year to approximately six years.  Following the sale of our CSBU assets, Franklin Covey Products is contractually obligated to pay a portion of our minimum rental payments on certain warehouse and distribution facilities.  The following table summarizes our future minimum lease payments under operating lease agreements and the lease amounts receivable from Franklin Covey Products at August 31, 2010 (in thousands):

YEAR ENDING AUGUST 31,	Required Minimum Lease Payments	Receivable from Franklin Covey Products	Net Required Minimum Lease Payments
2011	$1,853	$(422)	$1,431
2012	1,923	(475)	1,448
2013	1,376	(529)	847
2014	1,248	(584)	664
2015	1,210	(632)	578
Thereafter	1,067	(535)	532
	$8,677	$(3,177)	$5,500

We recognize lease expense on a straight-line basis over the life of the lease agreement.  Contingent rent expense is recognized as it is incurred and was insignificant for the periods presented.  Total rent expense recorded in selling, general, and administrative expense from operating lease agreements was $3.0 million, $3.2 million, and $8.7 million for the years ended August 31, 2010, 2009, and 2008.

Lease Income

We have subleased a significant portion of our corporate headquarters office space located in Salt Lake City, Utah to multiple, unrelated tenants as well as to Franklin Covey Products.  The cost basis of the office space available for lease was $33.4 million, which had a carrying value of $14.9 million at August 31, 2010.  Future minimum lease payments due to us from our sublease agreements at August 31, 2010 were as follows (in thousands):

YEAR ENDING AUGUST 31,
2011	$2,306
2012	2,392
2013	2,150
2014	1,973
2015	1,795
Thereafter	8,563
$19,179

Sublease payments made to the Company totaled $3.2 million, $3.6 million, and $2.7 million, during the fiscal years ended August 31, 2010, 2009, and 2008 of which $0.2 million was recorded as a reduction of rent expense associated with underlying lease agreements in our selling, general, and administrative expense in fiscal 2008.

9.	COMMITMENTS AND CONTINGENCIES

Outsourcing Contract

The Company has an outsourcing contract with HP Enterprise Services (HP and formerly Electronic Data Services) to provide information technology system support and product warehousing and distribution services.  During fiscal 2009, primarily as a result of the sale of CSBU assets, we amended the terms of the outsourcing contract with HP.  Under terms of the amended outsourcing contract with HP: 1) the outsourcing contract and its addendums will continue to expire on June 30, 2016; 2) Franklin Covey and Franklin Covey Products will have separate information systems services support contracts; 3) we will no longer be required to purchase specified levels of computer hardware technology; and 4) our warehouse and distribution costs will consist of an annual fixed charge, which is partially reimbursable by Franklin Covey Products, plus variable charges for actual activity levels.  The warehouse and distribution fixed charge contains an annual escalation clause based upon changes in the Employment Cost Index.  The following schedule summarizes our estimated minimum information systems support and fixed warehouse and distribution charges, without the effect of estimated escalation charges, to HP for services over the remaining life of the outsourcing contract (in thousands):

YEAR ENDING AUGUST 31,	Estimated Gross Minimum and Fixed Charges	Receivable from Franklin Covey Products	Estimated Net Minimum and Fixed Charges
2011	$4,138	$(2,159)	$1,979
2012	4,138	(2,159)	1,979
2013	4,138	(2,159)	1,979
2014	4,138	(2,159)	1,979
2015	4,138	(2,159)	1,979
Thereafter	2,969	(1,796)	1,173
	$23,659	$(12,591)	$11,068

Our actual payments to HP include a variable charge for certain warehousing and distribution activities and may fluctuate in future periods based upon actual sales and activity levels.

During fiscal years 2010, 2009, and 2008, we expensed $6.2 million, $7.1 million, and $26.7 million for services provided under terms of the HP outsourcing contract.  The total amount expensed each year under the HP contract includes freight charges, which are billed to the Company based upon activity.  Freight charges included in our total HP costs totaled $1.5 million, $1.8 million, and $8.8 million during the years ended August 31, 2010, 2009, and 2008, respectively.

The outsourcing contracts contain early termination provisions that the Company may exercise under certain conditions.  However, in order to exercise the early termination provisions, we would have to pay specified penalties to HP depending upon the circumstances of the contract termination.

Purchase Commitments

During the normal course of business, we issue purchase orders to various external vendors for products and services.  At August 31, 2010, we had purchase commitments totaling $3.2 million for products and services to be delivered primarily in fiscal 2011.  Other purchase commitments for materials, supplies, and other items incident to the ordinary conduct of business were immaterial, both individually and in aggregate, to the Company’s operations at August 31, 2010.

Legal Matters

On April 20, 2010, Moore Wallace North America, Inc. doing business as TOPS filed a complaint against Franklin Covey Products in the Circuit Court of Cook County, Illinois, for breach of contract.  The complaint also named us as a defendant and alleged that we should be liable for Franklin Covey Products’ debts under the doctrine of alter ego or fraudulent transfer.  We are still in the early stages of this litigation and any potential liability is not currently estimable.  We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

In August 2005, EpicRealm Licensing (EpicRealm) filed an action in the United States District Court for the Eastern District of Texas against the Company for patent infringement.  The action alleged that the Company infringed upon two of EpicRealm’s patents directed to managing dynamic web page requests from clients to a web server that in turn uses a page server to generate a dynamic web page from content retrieved from a data source.  The Company denied liability in the patent infringement and filed counter-claims related to the case subsequent to the filing of the action in District Court.  However, during the fiscal year ended August 31, 2008, we paid EpicRealm a one-time license fee of $1.0 million for a non-exclusive, irrevocable, perpetual, and royalty-free license to use any product, system, or invention covered by the disputed patents.  In connection with the purchase of the license, EpicRealm and the Company agreed to dismiss their claims with prejudice, and we were released from further action regarding these patents.

We are also the subject of certain other legal actions, which we consider routine to our business activities.  At August 31, 2010, we believe that, after consultation with legal counsel, any potential liability to us under these other actions will not materially affect our financial position, liquidity, or results of operations.

Franklin Covey Products Store Leases

According to the terms of the agreements associated with the sale of the CSBU assets that closed in the fourth quarter of fiscal 2008 (Note 3), we assigned the benefits and obligations relating to the leases of most of our retail stores to Franklin Covey Products.  However, we remain secondarily liable to fulfill the obligations contained in the lease agreements, including making lease payments, if Franklin Covey Products is unable to fulfill its obligations pursuant to the terms of the lease agreements.  Any default by Franklin Covey Products in its lease payment obligations could provide us with certain remedies against Franklin Covey Products, including potentially allowing us to terminate the Master License Agreement.  If Franklin Covey Products is unable to satisfy the obligations contained in the lease agreements and we are unable to obtain adequate remedies, our results of operations and cash flows may be adversely affected.

10.	SHAREHOLDERS’ EQUITY

Preferred Stock

We have 14.0 million shares of preferred stock authorized for issuance.  However, at August 31, 2010, no shares of preferred stock were issued or outstanding.

Common Stock Warrants

Pursuant to the terms of the preferred stock recapitalization plan, in fiscal 2005 we completed a one-to-four forward split of the existing Series A preferred stock and then bifurcated each share of Series A preferred stock into a new share of Series A preferred stock that is no longer convertible into common stock, and a warrant to purchase shares of common stock.  Accordingly, we issued 6.2 million common stock warrants with an exercise price of $8.00 per share (subject to customary anti-dilution and exercise features), which will be exercisable over an eight-year term that expires in March 2013.  These common stock warrants were recorded in shareholders’ equity at fair value on the date of the recapitalization as determined by a Black-Scholes valuation methodology, which totaled $7.6 million.  During the fiscal years ended August 31, 2010 and 2009, our common stock warrant activity was insignificant.

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

During fiscal 2006, our Board of Directors authorized the purchase of up to $10.0 million of our currently outstanding common stock and canceled all previously approved common stock purchase plans.  Common stock purchases under this approved plan are made at our discretion for prevailing market prices and are subject to customary regulatory requirements and considerations.  The Company does not have a timetable for the purchase of these common shares, and the authorization by the Board of Directors does not have an expiration date.  Through August 31, 2010, we have purchased 1,009,300 shares of our common stock under the terms of the fiscal 2006 plan for $7.6 million.  We did not purchase any shares of our common stock under this purchase plan during fiscal 2010, fiscal 2009, or fiscal 2008, and at August 31, 2010 we had $2.4 million remaining for future purchases under the terms of this approved plan.

We have issued shares of treasury stock to participants in our employee stock purchase plan (ESPP) and for stock options and warrants as shown below (in thousands, except for share amounts):

Fiscal Year	Shares Issued to ESPP Participants	Shares Issued from the Exercise of Stock Options and Warrants	Total Treasury Shares Issued for Stock Options, Warrants and ESPP	Cash Proceeds Received from the Issuance of Treasury Shares
2010	56,475	-	56,475	$288
2009	55,448	1,000	56,448	284
2008	68,702	15,371	84,073	462

In addition to the treasury shares shown above, we issued 61,064; 66,112; and 36,000 shares of our common stock held in treasury in connection with unvested stock awards during fiscal years 2010, 2009, and 2008 (Note 13).

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

Elimination of the Prepayment Penalty – The Company waived its right to charge or collect any prepayment penalty on the management common stock loans.

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

Prior to the May 2004 modifications, the Company accounted for the loans and the corresponding shares using a loan-based accounting model.  However, due to the nature of the May 2004 modifications, the Company reevaluated its accounting for the management stock loan program.  Based upon relevant accounting guidance, we determined that the management common stock loans should be accounted for as non-recourse stock compensation instruments.  While this accounting treatment does not alter the legal rights associated with the loans to the employees as described above, the modifications to the terms of the loans were deemed significant enough to adopt the non-recourse accounting model.  As a result of this accounting treatment, the remaining carrying value of the notes and interest receivable related to financing common stock purchases by related parties, which totaled $7.6 million prior to the loan term modifications, was reduced to zero with a corresponding reduction in additional paid-in capital.  Since the Company was unable to exercise control over the underlying management common stock loan shares, the loan program shares continued to be included in basic earnings per share (EPS) following the May 2004 modifications.

We currently account for the management common stock loans as equity-classified stock option arrangements.  According to share-based accounting rules, additional compensation expense will be recognized only if the Company takes action that constitutes a modification which increases the fair value of the arrangements.  This accounting treatment also precludes us from reversing the amounts expensed as additions to the loan loss reserve, totaling $29.7 million, which were recorded in prior periods.

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

•
If our common stock has not closed at or above the breakeven price on or before March 30, 2013, the Company has the right to purchase and redeem from the participants all of their loan program shares at the closing price on that date as partial payment on the participant’s obligation.

The fiscal 2006 modifications were intended to give the Company a measure of control of the outstanding loan program shares and to facilitate payment of the loans should the market value of our common stock equal the principal and accrued interest on the management stock loans.  If a loan participant declined the offer to modify their management stock loan, their loan will continue to have the same terms and conditions that were previously approved in May 2004 by our Board of Directors, and their loans will be due at the earlier of March 30, 2008 or the Breakeven Date.  Consistent with the May 2004 modifications, stock loan participants will be unable to realize a gain on the loan program shares unless they pay cash to satisfy the promissory note obligation prior to the due date.  As of the closing date of the extension offer, which was substantially completed in June 2006, management stock loan participants holding approximately 3.5 million shares, or 94 percent of the remaining loan shares, elected to accept the extension offer and placed their management stock loan shares into the escrow account.  The Company is currently in the process of collecting amounts due from participants that declined to place their shares in the escrow account during fiscal 2006.

As a result of this modification, the Company reevaluated its accounting treatment regarding the loan shares and their inclusion in Basic EPS.  Since the management stock loan shares held in the escrow account continue to have the same income participation rights as other common shareholders, we have determined that the escrowed loan shares are participating securities.  As a result, the management loan shares are included in the calculation of basic EPS in periods of net income and excluded from basic EPS in periods of net loss.

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

The inability of the Company to collect all, or a portion, of the management stock loans could have an adverse impact upon our financial position and cash flows compared to full collection of the loans.

12.	FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The book value of our financial instruments at August 31, 2010 and 2009 approximated their fair values.  The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions.  Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2010 or 2009, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.  The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes:

Cash, Cash Equivalents, and Accounts Receivable – The carrying amounts of cash, cash equivalents, and accounts receivable approximate their fair values due to the liquidity and short-term maturity of these instruments.

Other Assets – Our other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt Obligations – At August 31, 2010, our debt obligations consisted of a variable-rate line of credit.  The interest rate on our line of credit obligation is variable and is adjusted to reflect current market interest rates that would be available to us for a similar instrument.  In addition, the line of credit agreement is renewed on an annual basis the terms and conditions are reflective of current market conditions.  As a result, the carrying value of the outstanding balance on the line of credit approximates its fair value.

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

During the fiscal years ended August 31, 2010, 2009, and 2008, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies.  Because these contracts did not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized in current operations, and are used to offset a portion of the gains or losses of the related accounts.  The gains and losses on these contracts were recorded as a component of selling, general, and administrative expense in our consolidated statements of operations and had the following impact on the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2010	2009	2008

Losses on foreign exchange contracts	$(240)	$(321)	$(487)
Gains on foreign exchange contracts	-	105	36
Net losses on foreign exchange contracts	$(240)	$(216)	$(451)

At August 31, 2010, we had one open foreign currency sell contract that did not qualify for hedge accounting.  The notional amount of this contract was JPY 186.1 million with a contracted value of $2.0 million.  The fair value of this foreign currency forward contract, which was determined using the estimated amount at which the contract could be settled based upon forward market exchange rates, was insignificant.

Interest Rate Risk Management – Due to the limited nature of our interest rate risk, we do not make regular use of interest rate derivatives, and we were not a party to any interest rate derivative instruments during the fiscal years ended August 31, 2010, 2009, or 2008.

13.  SHARE-BASED COMPENSATION PLANS

Overview

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant performance awards, unvested stock awards, employee stock purchase plan (ESPP) shares, and stock options.  In addition, our Board of Directors and shareholders may, from time to time, approve fully vested stock awards.  At August 31, 2010, our stock option incentive plan, which permits the granting of performance awards, unvested stock awards to employees, and incentive stock options had approximately 1,402,000 shares available for granting and our 2004 ESPP plan had approximately 720,000 shares authorized for purchase by plan participants.  The total cost of our share-based compensation plans for the fiscal years ended August 31, 2010, 2009, and 2008 were as follows (in thousands):

YEAR ENDED AUGUST 31,	2010	2009	2008

Performance awards	$327	$-	$(1,338)
Unvested share awards	458	427	969
Compensation cost of the ESPP	53	41	79
Stock options	261	-	31
	$1,099	$468	$(259)

The compensation cost of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying consolidated statements of operations, and no share-based compensation was capitalized during fiscal years 2010, 2009, or 2008.  We generally issue shares of common stock for our share-based compensation plans from shares held in treasury.  The following is a description of our share-based compensation plans.

Performance-Based Awards

Our shareholders have approved a performance based long-term incentive plan (the LTIP) that provides for annual grants of share-based performance awards to certain managerial personnel and executive management as directed by the Organization and Compensation Committee (the Compensation Committee) of the Board of Directors.  The number of common shares that eventually vest and are issued to LTIP participants is variable and is based entirely upon the achievement of specified financial performance objectives during a defined performance period.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the number of shares expected to be issued based upon actual and estimated financial results of the Company compared to the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the estimated probable number of common shares to be issued.

During fiscal 2010, the Compensation Committee approved the fiscal 2010 LTIP award, which includes the following key terms:

•	Target Number of Shares Expected to Vest at August 31, 2012 – 232,576 shares
•	Vesting Dates – August 31, 2012, February 28, 2013, and August 31, 2013
•	Grant Date Fair Value of Common Stock – $5.28 per share

The fiscal 2010 LTIP has a four-year performance period, but has three vesting dates if certain financial measures are achieved during the performance period.  Therefore, we record compensation expense based on the estimated number of shares expected to be issued at each of the vesting dates.  During fiscal 2010, the only adjustments made to the expected number of shares that will vest were due to forfeitures resulting from the departure of two participants in the fiscal 2010 LTIP grant.

As we completed our evaluations of the LTIP awards during fiscal 2008, we reduced the number of shares expected to be issued under the fiscal 2007 and fiscal 2006 LTIP grants based on current financial performance and expected future financial performance.  As a result of these evaluations, we determined that no shares of common stock were expected to be awarded under any LTIP grant, and all previously recognized share-based compensation expense, which totaled $1.3 million, was reversed during fiscal 2008.  On August 31, 2008, the fiscal 2006 LTIP award expired with no shares issued to participants.  There were no awards granted under the terms of the LTIP during the fiscal years ended August 31, 2009 or 2008.

Unvested Stock Awards

The fair value of our unvested stock awards is calculated by multiplying the number of shares awarded by the closing market price of our common stock on the date of the grant.  The corresponding compensation cost of unvested stock awards is amortized to selling, general, and administrative expense on a straight-line basis over the vesting period of the award, which generally ranges from one to five years.  The following is a description of our unvested stock awards granted to certain members of our Board of Directors and to our employees.

Board of Director Awards – The non-employee directors’ stock incentive plan (the Directors’ Plan) is designed to provide non-employee directors of the Company, who are ineligible to participate in our employee stock incentive plan, an opportunity to obtain an interest in the Company through the acquisition of shares of common stock.  For awards granted after fiscal 2008, the Directors’ Plan provides for an annual whole-share grant equal to $40,000 with a one-year vesting period, which is generally granted in January (following the Annual Shareholders’ Meeting) of each year.  The Directors’

Plan also requires a minimum stock ownership requirement for directors.  Shares granted under the terms of the Directors’ Plan subsequent to fiscal 2008 are ineligible to be voted or participate in any common stock dividends until they are vested.

Under the provisions of the Directors’ Plan, we issued 61,064 shares, 66,112 shares, and 36,000 shares of our common stock to eligible members of the Board of Directors during the fiscal years ended August 31, 2010, 2009, and 2008.  The fair value of the shares awarded under the Directors’ Plan was $0.3 million during for each of the years ended August 31, 2010, 2009, and 2008, which was calculated on the grant date of the award.  The corresponding compensation cost is being recognized over the vesting period of the awards, which ranges from one to three years.  The cost of the common stock issued from treasury for these awards was $0.9 million, $0.9 million, and $0.6 million in fiscal years 2010, 2009, and 2008.

Employee Awards – In prior periods, we granted unvested stock awards to certain employees as long-term incentives.  These unvested stock awards originally cliff vested five years from the grant date or on an accelerated basis if we achieved specified earnings levels.  The recognition of compensation cost was accelerated when we believed that it was probable that we would achieve the specified earnings thresholds and the shares would vest.

In the fourth quarter of fiscal 2008, our Board of Directors accelerated the vesting of all remaining outstanding unvested share awards previously granted to employees.  We determined that the accelerated vesting of these awards constituted modifications to the awards that required separate analysis for awards granted to CSBU employees and for awards granted to Organizational Solutions Business Unit (OSBU) and corporate employees.  Since the unvested share awards granted to CSBU employees would not have vested under the original terms of the award (due to the sale of CSBU assets), the CSBU awards were revalued on the date of the modification.  The fair value of our common stock was higher on the modification date than on the grant date, which resulted in $0.4 million of additional share-based compensation expense in the fourth quarter of fiscal 2008.  We determined that the OSBU and corporate awards would have vested under the original award terms, and we accelerated the remaining unrecognized compensation cost, which increased share-based compensation by $0.2 million during the fourth quarter of fiscal 2008.  Following the accelerated vesting of these awards, we do not have any remaining unrecognized compensation cost for unvested share awards granted to employees.

The following information applies to our unvested stock awards for the fiscal year ended August 31, 2010:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested stock awards at August 31, 2009	133,612	$6.28
Granted	61,064	5.24
Forfeited	-	-
Vested	(97,612)	5.83
Unvested stock awards at August 31, 2010	97,064	$6.08

At August 31, 2010, there was $0.2 million of total unrecognized compensation cost related to unvested stock awards granted to our Board of Directors, which is expected to be recognized over the weighted-average vesting period of approximately five months.  The total recognized tax benefit from unvested stock awards totaled $0.2 million, $0.2 million, and $0.4 million for the fiscal years ended August 31, 2010, 2009, and 2008, respectively.  The intrinsic value of our unvested stock awards at August 31, 2010 was $0.6 million.

Employee Stock Purchase Plan

We have an employee stock purchase plan (Note 15) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of the Company’s common stock on the last trading day of the calendar month in each fiscal quarter.  We determined that the discount offered to employees under the ESPP is compensatory, and the discount amount is therefore expensed at each grant date.  During the fiscal year ended August 31, 2010, a total of 56,475 shares were issued to participants in the ESPP.

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

During fiscal 2010, the Compensation Committee awarded the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) options to purchase 500,000 shares and 175,000 shares of our common stock, respectively.  These stock options have a contractual life of 10 years and are divided into four equal tranches with exercise prices of $9.00 per share, $10.00 per share, $12.00 per share, and $14.00 per share.  The options vest upon resolution of the management common stock loan program, subject to Board of Director approval of the resolution, which was determined to be a market vesting condition based upon our share price.  Accordingly, the fair value of these stock options was determined using a Monte Carlo simulation with an embedded Black-Scholes valuation model.  The following assumptions were made in estimating the fair value of the CEO and CFO stock options awarded in fiscal 2010:

Model Input	Value
Grant date share price per share	$5.28
Volatility	51.47%
Dividend yield	0.0%
Risk-free rate	1.57%

The fair value of these stock options was determined to be $0.8 million, which is being amortized over 1.8 years.  The amortization period was defined as the mean time to vest as calculated by the Monte Carlo simulation model.

Information related to our stock option activity during the fiscal year ended August 31, 2010 is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price Per Share	Weighted Avg. Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Outstanding at August 31, 2009	1,762,000	$13.37
Granted	675,000	11.25
Exercised	-	-
Canceled	(1,705,000)	13.55
Outstanding at August 31, 2010	732,000	$10.99	8.7	$-

Options vested and exercisable at August 31, 2010	57,000	$7.95	0.4	$-

The number of stock options canceled in fiscal 2010 includes 1,602,000 options that were previously granted to the CEO with an exercise price of $14.00 per share.  These options expired on August 31, 2010.

Company policy generally allows terminated employees 90 days from the date of termination to exercise vested stock options.  However, in connection with the sale of the CSBU (Note 3) during fiscal 2008, we granted extensions to former CSBU employees, who had vested stock options, which allow the stock options to be exercised up to the original expiration date.  We determined that these extensions were modifications to the stock options under the applicable accounting guidance.  The incremental compensation expense resulting from the modification of these stock options was calculated through the use of a Black-Scholes valuation model and totaled approximately $31,000, which was expensed during the fourth quarter of fiscal 2008 since the modified stock options were fully vested prior to the modification date.

The following additional information applies to our stock options outstanding at August 31, 2010:

Range of Exercise Prices	Number Outstanding at August 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at August 31, 2010	Weighted Average Exercise Price
$6.56 – $8.00	57,000	0.4	$7.95	57,000	$7.95
$9.00 – $14.00	675,000	9.4	11.25	-	-
	732,000			57,000

The Company received proceeds totaling approximately $7,000 and $21,000 in fiscal years 2009 and 2008 from the exercise of common stock options.  The intrinsic value of stock options exercised was $2,500 and $0.1 million for the fiscal years ended August 31, 2009 and 2008, and the fair value of options that vested during fiscal 2008 totaled $9,375.  We did not grant any stock options during the fiscal years ended August 31, 2009 or 2008.

14.      ACQUISITION OF COVEYLINK

Effective December 31, 2008, we acquired the assets of CoveyLink Worldwide, LLC (CoveyLink).  CoveyLink conducts seminars and training courses and provides consulting based upon the book The Speed of Trust by Stephen M.R. Covey, who is the son of our Vice Chairman of the Board of Directors.

We determined that the CoveyLink operation constituted a business, and we accounted for the acquisition of CoveyLink using the guidance found in Statement of Financial Accounting Standards No. 141, Business Combinations.  The purchase price was $1.0 million in cash plus or minus an adjustment for specified working capital and the costs necessary to complete the transaction, which resulted in a total initial purchase price of $1.2 million.  The previous owners of CoveyLink, which includes Stephen M.R. Covey, are also entitled to earn annual contingent payments based upon earnings growth over the next five years.  Based upon the preliminary purchase price allocation and evaluation of the assets acquired and liabilities assumed, we recorded a $0.4 million increase in our intangible assets, for the fair value of customer relationships and the practice leader agreement, and $0.5 million of goodwill (Note 5).  The entire amount of the acquired goodwill is expected to be deductible for income tax purposes.  We also acquired $0.6 million of net accounts receivable, $0.2 million of other assets, and $0.5 million of accounts payable and current accrued liabilities on the acquisition date.

During fiscal 2010, we paid $3.3 million in cash to the former owners of CoveyLink for the first of five potential annual contingent payments.  The annual contingent payments are based on earnings growth over the specified earnings period and were classified as goodwill in our consolidated balance sheet.

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

15.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code.  These plans provide retirement benefits for employees meeting minimum age and service requirements.  Qualified participants may contribute up to 75 percent of their gross wages, subject to certain limitations.  These plans also provide for matching contributions to the participants that are paid by the Company.  The matching contributions, which were expensed as incurred, totaled $0.9 million, $0.9 million, and $1.5 million during the fiscal years ended August 31, 2010, 2009, and 2008.  We do not sponsor or participate in any defined benefit pension plans.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each quarter.  A total of 56,475; 55,448; and 68,702 shares were issued to ESPP participants during the fiscal years ended August 31, 2010, 2009, and 2008, which had a corresponding cost basis of $0.8 million, $0.7 million, and $0.9 million, respectively.  The Company received cash proceeds from the ESPP participants totaling $0.3 million, $0.3 million, and $0.4 million for fiscal years 2010, 2009, and 2008.

Deferred Compensation Plan

We have a non-qualified deferred compensation (NQDC) plan that provided certain key officers and employees the ability to defer a portion of their compensation until a later date.  Deferred compensation amounts used to pay benefits were held in a “rabbi trust,” which invested in insurance contracts, various mutual funds, and shares of our common stock as directed by the plan participants.  However, due to legal changes resulting from the American Jobs Creation Act of 2004, we determined to cease compensation deferrals to the NQDC plan after December 31, 2004.  Following the cessation of deferrals to the NQDC plan, the number of participants remaining in the plan declined steadily, and during the fourth quarter of fiscal 2009 our Board of Directors decided to partially terminate the NQDC plan.

Due to the partial termination of the plan, all of the NQDC trust assets were liquidated prior to August 31, 2009, except for shares of our common stock that are held for future distribution to plan participants.  Subsequent to August 31, 2009, the liquidated assets were distributed to plan participants, and the NQDC plan liability was paid in full.  The NQDC plan’s assets were liquidated for $0.3 million, which was received in cash prior to August 31, 2009.  The NQDC plan’s liabilities totaled $0.5 million at August 31, 2009.  At August 31, 2010, the cost basis of the shares of our common stock held by the rabbi trust was $0.4 million.

We expensed charges totaling $0.1 million during each of the fiscal years ended August 31, 2009 and 2008 related to insurance premiums and external administration costs for our deferred compensation plan.

16.	INCOME TAXES

The benefit (provision) for income taxes from continuing operations consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2010	2009	2008
Current:
Federal	$454	$33	$(23)
State	(16)	35	(237)
Foreign	(1,555)	(1,812)	(2,465)
	(1,117)	(1,744)	(2,725)

Deferred:
Federal	(1,859)	5,156	(4,012)
State	4	300	(196)
Foreign	488	(214)	79
Change in valuation allowance	-	316	116
	(1,367)	5,558	(4,013)
	$(2,484)	$3,814	$(6,738)

The allocation of total income tax benefit (provision) is as follows (in thousands):

YEAR ENDED AUGUST 31,	2010	2009	2008
Continuing operations	$(2,484)	$3,814	$(6,738)
Other comprehensive income	229	123	129
Discontinued operations	(440)	(185)	(808)
Gain on sale of discontinued operations	(854)	-	-
	$(3,549)	$3,752	$(7,417)

Income from continuing operations before income taxes consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2010	2009	2008
United States	$1,127	$(15,229)	$8,053
Foreign	53	367	3,225
	$1,180	$(14,862)	$11,278

The differences between income taxes at the statutory federal income tax rate and income taxes from continuing operations reported in our consolidated statements of operations were as follows:

YEAR ENDED AUGUST 31,	2010	2009	2008
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	1.2	2.3	3.8
Foreign jurisdictions tax differential	(4.2)	(1.5)	1.7
Tax differential on income subject to both U.S. and foreign taxes	140.6	(5.4)	9.3
Uncertain tax positions	(21.2)	-	(1.8)
Tax on management stock loan interest	25.9	(2.7)	6.1
Non-deductible executive compensation	26.8	(0.5)	2.6
Non-deductible meals and entertainment	7.4	(0.6)	1.3
Other	(0.9)	(0.9)	1.7
	210.6%	25.7%	59.7%

We paid significant amounts of withholding tax on foreign royalties during fiscal years 2010, 2009, and 2008.  We also recognized income tax expense on repatriated earnings from foreign income that are taxed in both foreign and domestic jurisdictions.  However, no domestic foreign tax credits were available to offset the foreign withholding taxes and the taxes on dividends during those years.

The Company accrues taxable interest income on outstanding management common stock loans (Note 11).  Consistent with the accounting treatment for these loans, the Company is not recognizing interest income for book purposes, thus resulting in a permanent book versus tax difference.

The significant components of our deferred tax assets and liabilities were comprised of the following (in thousands):

YEAR ENDED AUGUST 31,	2010	2009

Deferred income tax assets:
Net operating loss carryforward	$10,795	$12,094
Sale and financing of corporate headquarters	11,439	11,729
Foreign income tax credit carryforward	2,159	2,159
Investment in Franklin Covey Products	1,747	2,934
Impairment of Franklin Covey Products note receivable	1,504	1,395
Bonus and other accruals	821	969
Unearned revenue	783	210
Inventory and bad debt reserves	603	607
Impairment of investment in Franklin Covey Coaching, LLC	595	1,151
Alternative minimum tax carryforward	421	847
Deferred compensation	293	334
Sales returns and contingencies	286	454
Other	146	99
Total deferred income tax assets	31,592	34,982
Less: valuation allowance	(2,159)	(2,159)
Net deferred income tax assets	29,433	32,823

Deferred income tax liabilities:
Intangibles step-ups – definite lived	(9,812)	(10,867)
Intangibles step-ups – indefinite lived	(8,606)	(8,658)
Property and equipment depreciation	(6,098)	(6,728)
Intangible asset impairment and amortization	(3,454)	(2,803)
Unremitted earnings of foreign subsidiaries	(386)	(181)
Other	(129)	(104)
Total deferred income tax liabilities	(28,485)	(29,341)
Net deferred income taxes	$948	$3,482

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

YEAR ENDED AUGUST 31,	2010	2009

Current assets	$2,543	$2,551
Long-term assets	42	931
Long-term liabilities	(1,637)	-
Net deferred income tax asset	$948	$3,482

A federal net operating loss of $33.3 million was generated in fiscal 2003.  During fiscal years 2005 through 2010, a total of $32.5 million of the fiscal 2003 loss carryforward was utilized, leaving a remaining loss carryforward from fiscal 2003 of $0.8 million, which expires on August 31, 2023.  The federal net operating loss carryforward generated in fiscal 2004 totaled $21.2 million and expires on August 31, 2024.  In fiscal 2009, a federal net operating loss of $9.9 million was generated, which expires on August 31, 2029.  The total loss carryforward of $31.9 million includes $1.8 million of deductions applicable to additional paid-in capital that will be credited once all loss carryforward amounts are utilized.

The state net operating loss carryforward of $33.3 million generated in fiscal 2003 was reduced by the utilization of $32.5 million during fiscal years 2005 through 2010 for a net carryforward amount of $0.8 million, which primarily expires between August 31, 2010 and August 31, 2018.  The state net operating loss carryforward of $21.2 million generated in fiscal 2004 primarily expires between August 31, 2010 and August 31, 2019.  The state net operating loss carryforward of $9.9 million generated in fiscal 2009 expires primarily between August 31, 2012 and August 31, 2024.

Our foreign income tax credit carryforward of $2.2 million that was generated during fiscal 2002 expires on August 31, 2012.

Valuation Allowance on Deferred Tax Assets

We have determined that projected future taxable income is adequate to allow for realization of all domestic deferred tax assets, except for those related to foreign tax credits.  We considered sources of taxable income, including future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and reasonable, practical tax-planning strategies to generate additional taxable income.  Based on the factors described above, we concluded that realization of our domestic deferred tax assets, except for foreign tax credit carryforwards, is more likely than not at August 31, 2010.

The table below presents the pre-tax book income, significant book versus tax differences, and taxable income for the years ended August 31, 2010, 2009, and 2008 (in thousands).

YEAR ENDED AUGUST 31,	2010	2009	2008

Domestic pre-tax book income (loss)	$1,745	$(14,593)	$8,857
Actual and deemed foreign dividends	2,502	593	604
Property and equipment depreciation and dispositions	1,482	1,599	(10,420)
Unearned revenue	1,534	400	(342)
Disallowed executive compensation	755	198	824
Share-based compensation	359	227	(1,144)
Impairment of note receivable from Franklin Covey Products	315	3,706	-
Interest on management common stock loans	313	1,133	1,968
Taxable earnings (losses) from Franklin Covey Products	(3,073)	623	-
Deduction for foreign income taxes	(1,272)	(1,410)	(1,260)
Changes in accrued liabilities	(724)	(931)	(2,588)
Amortization/write-off of intangible assets	(617)	(1,022)	(2,039)
Sale of corporate headquarters campus	(585)	(530)	(491)
Deferred taxable loss on sale of assets to Franklin Covey Products	-	-	4,431
Negative basis difference for book purposes on sale of assets to Franklin Covey Products	-	-	2,755
Other book versus tax differences	232	(152)	165
	$2,966	$(10,159)	$1,320

Uncertain Tax Positions

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

YEAR ENDED AUGUST 31,	2010	2009	2008
Beginning balance	$4,225	$4,232	$4,349
Additions based on tax positions related to the current year	46	434	267
Additions for tax positions in prior years	173	51	31
Reductions for tax positions of prior years resulting from the lapse of applicable statute of limitations	(425)	(271)	(292)
Other reductions for tax positions of prior years	(79)	(221)	(123)
Ending balance	$3,940	$4,225	$4,232

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.8 million.  Included in the ending balance of gross unrecognized tax benefits is $3.1 million related to individual states’ net operating loss carryforwards.  Interest and penalties related to uncertain tax positions are recognized as components of income tax expense.  The net accruals and reversals of interest and penalties decreased income tax expense by $0.1 million in fiscal 2010, increased income tax expense by an insignificant amount in fiscal 2009, and reduced income tax expense by a total of $0.1 million during fiscal 2008.  The balance of interest and penalties included on our consolidated balance sheets at August 31, 2010 and 2009 was $0.1 million and $0.2 million, respectively.  We do not expect significant changes in our unrecognized tax benefits over the next twelve months.

We file United States federal income tax returns as well as income tax returns in various states and foreign jurisdictions.  The tax years that remain subject to examinations for our major tax jurisdictions are shown below.  Additionally, any net operating losses that were generated in prior years and utilized in these years may be subject to examination.

2003-2010	Canada
2005-2010	Japan, United Kingdom
2006-2010	United States – state and local income tax
2007-2010	United States – federal income tax

17.	EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “if converted” method, as appropriate.  Due to modifications to our management stock loan program, we determined that the shares of management stock loan participants that were placed in the escrow account are participating securities because they continue to have equivalent common stock dividend rights.  Accordingly, these management stock loan shares are included in our basic EPS calculation during periods of net income and excluded from the basic EPS calculation in periods of net loss.  Our unvested share awards granted prior to fiscal 2010 also participate in common stock dividends on the same basis as outstanding shares of common stock.  However, the impact of the unvested share awards was immaterial to our EPS calculations for the periods presented.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

YEAR ENDED AUGUST 31,	2010	2009	2008
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations	$(1,304)	$(11,048)	$4,540
Income from discontinued operations, net of tax	548	216	987
Gain on sale of discontinued operations, net of tax	238	-	-
Net income (loss)	$(518)	$(10,832)	$5,527

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding	13,525	13,406	19,577
Effect of dilutive securities(1):
Stock options and other share-based awards	-	-	223
Common stock warrants(2)	-	-	122
Diluted weighted average shares outstanding	13,525	13,406	19,922

EPS Calculations:
Income (loss) from continuing operations per share:
Basic and diluted	$(.10)	$(.82)	$.23

Income from discontinued operations, net of tax per share:
Basic and diluted	.04	.01	.05

Gain on sale of discontinued operations, net of tax per share:
Basic and diluted	.02	-	-

Net income (loss) per share:
Basic and diluted	(.04)	(.81)	.28

(1)
Since we recognized net income for the fiscal year ended August 31, 2008, basic weighted average shares for that period includes 3.5 million shares of common stock held by management stock loan participants that were placed in escrow.  These shares were excluded from basic weighted-average shares for the fiscal years ended August 31, 2010 and 2009.

(2)	For the fiscal years ended August 31, 2010 and 2009, the conversion of 6.2 million common stock warrants is not assumed because such conversion would be anti-dilutive.

At August 31, 2010, 2009, and 2008, we had 0.7 million, 1.7 million, and 1.8 million stock options outstanding (Note 13) that were not included in the calculation of diluted weighted average shares outstanding for those periods because the options’ exercise prices were greater than the average market price of our common stock.  We also have 6.2 million common stock warrants outstanding that have an exercise price of $8.00 per share (Note 10).  These warrants, which expire in March 2013, and the out-of-the-money stock options described above will have a more pronounced dilutive impact on our EPS calculation in future periods if the market price of our common stock increases.

18.	SEGMENT INFORMATION

Operating Segment Information

Prior to the sale of the CSBU, we had two operating segments:  the OSBU and the CSBU.  Following the sale, our operations constitute one reportable segment.  However, to improve comparability, the amounts presented in the table below reflect fiscal 2008 operating results based upon the previously defined segments and include the impact of the sale of the CSBU, which closed during the fourth quarter of fiscal 2008.  The following is a description of the previously reported operating segments, their primary operating components, and their significant business activities:

Organizational Solutions Business Unit – The OSBU was primarily responsible for the development, marketing, sale, and delivery of strategic execution, productivity, leadership, sales force performance, and communication training and consulting solutions directly to organizational clients, including other companies, the government, and educational institutions.  The OSBU included the financial results of our domestic sales force, public programs, and certain international operations.  The domestic sales force remains responsible for the sale and delivery of our training and consulting services in the United States and Canada.  Our international sales group includes the financial results of our directly owned foreign offices and royalty revenues from licensees.

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

The Company’s chief operating decision maker is the Chief Executive Officer (CEO), and the primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (EBITDA), which may not be calculated as similarly titled amounts calculated by other companies.  For segment reporting purposes, our consolidated EBITDA can be calculated as income or loss from operations excluding depreciation, amortization, and the gain from the sale of CSBU in fiscal 2008.

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

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  During the fourth quarter of fiscal 2010, we sold the products division of our wholly owned subsidiary in Japan (Note 2).  We determined that the operating results of the Japan products division should be presented as discontinued operations and we have excluded the operating results of this discontinued operation from the following table.  All prior period segment information has also been revised to conform to the most recent classifications and organizational changes.  We account for our segment information on the same basis as the accompanying consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)
Fiscal Year Ended August 31, 2010	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization	Segment Assets	Capital Expenditures
Organizational Solutions Business Unit:
Domestic	$98,344	$60,367	$7,956	$1,825	$3,746	$70,765	$1,966
International	35,309	27,148	10,456	352	14	13,205	86
Total OSBU	133,653	87,515	18,412	2,177	3,760	83,970	2,052

Consumer Solutions Business Unit:	-	-	-	-	-	-	-
Total operating units	133,653	87,515	18,412	2,177	3,760	83,970	2,052
Corporate and eliminations	3,221	1,556	(6,945)	1,492	-	63,373	60
Consolidated	$136,874	$89,071	$11,467	$3,669	$3,760	$147,343	$2,112

Fiscal Year Ended August 31, 2009
Organizational Solutions Business Unit:
Domestic	$83,193	$48,808	$(5,212)	$2,304	$3,748	$75,743	$3,397
International	36,385	27,352	11,040	377	13	13,766	343
Total OSBU	119,578	76,160	5,828	2,681	3,761	89,509	3,740

Consumer Solutions Business Unit:	-	-	-	-	-	-	-
Total operating units	119,578	76,160	5,828	2,681	3,761	89,509	3,740
Corporate and eliminations	3,556	1,722	(9,375)	1,851	-	54,369	94
Consolidated	$123,134	$77,882	$(3,547)	$4,532	$3,761	$143,878	$3,834

Fiscal Year Ended August 31, 2008
Organizational Solutions Business Unit:
Domestic	$99,308	$62,237	$374	$1,407	$3,596	$85,016	$4,796
International	43,060	32,704	13,573	778	7	16,190	521
Total OSBU	142,368	94,941	13,947	2,185	3,603	101,206	5,317

Consumer Solutions Business Unit:	107,235	61,509	8,207	1,361	-	-	1,285
Total operating units	249,603	156,450	22,154	3,546	3,603	101,206	6,602
Corporate and eliminations	2,471	1,081	(7,786)	2,146	-	76,471	401
Consolidated	$252,074	$157,531	$14,368	$5,692	$3,603	$177,677	$7,003

Capital expenditures in the OSBU domestic segment include $0.7 million, $1.8 million, and $4.0 million of spending on capitalized curriculum during the fiscal years ended August 31, 2010, 2009 and 2008, respectively.

A reconciliation of enterprise EBITDA to consolidated income (loss) before taxes is provided below (in thousands):

YEAR ENDED AUGUST 31,	2010	2009	2008
Enterprise EBITDA	$18,412	$5,828	$22,154
Corporate expenses	(6,945)	(9,375)	(7,786)
Consolidated EBITDA	11,467	(3,547)	14,368
Gain on sale of CSBU assets	-	-	9,131
Depreciation	(3,669)	(4,532)	(5,692)
Amortization	(3,760)	(3,761)	(3,603)
Consolidated income (loss) from operations	4,038	(11,840)	14,204
Interest income	34	27	157
Interest expense	(2,892)	(3,049)	(3,083)
Income (loss) from continuing operations before income taxes	$1,180	$(14,862)	$11,278

Interest expense and interest income are primarily generated at the corporate level and are not allocated.  Income taxes are likewise calculated and paid on a corporate level (except for entities that operate in foreign jurisdictions) and are not allocated for analysis purposes.

Corporate assets, such as cash, accounts receivable, and other assets are not generally allocated for business analysis purposes.  However, inventories, intangible assets, goodwill, identifiable fixed assets, and certain other assets are allocated for analysis purposes.  A reconciliation of enterprise assets to consolidated assets is as follows (in thousands):

AUGUST 31,	2010	2009	2008
Reportable unit assets	$83,970	$89,509	$101,206
Corporate assets	63,423	54,513	78,010
Intercompany accounts receivable	(50)	(144)	(1,539)
	$147,343	$143,878	$177,677

Enterprise-Wide Information

Our revenues are derived primarily from the United States.  However, we also operate wholly-owned offices or contract with licensees to provide products and services in various countries throughout the world.  Our consolidated revenues from continuing operations were derived from the following countries (in thousands):

YEAR ENDED AUGUST 31,	2010	2009	2008
Net sales:
United States	$97,286	$82,437	$197,181
Japan	13,935	16,955	18,492
Canada	6,157	6,555	10,389
United Kingdom	5,751	5,235	10,174
Australia	4,545	3,314	4,313
Singapore	1,900	1,652	1,443
Brazil/South America	1,229	1,039	1,283
Korea	1,028	917	1,234
Indonesia/Malaysia	822	706	794
Mexico	261	138	1,905
Others	3,960	4,186	4,866
	$136,874	$123,134	$252,074

At August 31, 2010, we had wholly-owned offices in Australia, Japan, and the United Kingdom.  Our long-lived assets were held in the following locations for the periods indicated (in thousands):

AUGUST 31,	2010	2009	2008
Long-lived assets:
United States	$96,512	$101,335	$106,878
Americas	-	-	2,230
Japan	1,962	1,835	1,509
United Kingdom	145	410	258
Australia	108	156	141
	$98,727	$103,736	$111,016

Inter-segment sales were immaterial and are eliminated in consolidation.

19.	RELATED PARTY TRANSACTIONS

The Company pays the Vice-Chairman of the Board of Directors a percentage of the proceeds received for seminars that he presents.  During the fiscal years ended August 31, 2010, 2009, and 2008, we expensed charges totaling $1.4 million, $1.3 million, and $2.8 million to the Vice-Chairman for his seminar presentations.  We also pay the Vice-Chairman a percentage of the royalty proceeds received from the sale of certain books that were authored by him.  During fiscal 2010, 2009, and 2008, we expensed approximately $50,000, $0.2 million, and $0.3 million for royalties to the Vice-Chairman under these agreements.  At August 31, 2010 and 2009, we had accrued $1.2 million and $0.8 million payable to the Vice-Chairman under the forgoing agreements.  These amounts were included as a component of accrued liabilities in our consolidated balance sheets.

We pay a son of the Vice-Chairman of the Board of Directors, who is also an employee of the Company, a percentage of the royalty proceeds received from the sales of certain books authored by him.  During the fiscal years ended August 31, 2010, 2009, and 2008, we expensed $0.2 million, $0.1 million, and $0.7 million to the son of the Vice-Chairman for these royalties and had $0.1 million accrued at August 31, 2010 and 2009 as payable under the terms of this arrangement.  These amounts are included in accrued liabilities in our consolidated balance sheets.

During fiscal 2006, we signed a non-exclusive license agreement for certain intellectual property with a son of the Vice-Chairman of the Board of Directors, who was previously an officer of the Company and a member of our Board of Directors.  We are required to pay the son of the Vice-Chairman royalties for the use of certain intellectual property developed by the son of the Vice-Chairman.  The amount expensed for these royalties due to the son of the Vice-Chairman totaled $1.1 million, $0.5 million, and $0.3 million during the fiscal years ended August 31, 2010, 2009, and 2008, respectively.  During fiscal 2009, we acquired CoveyLink (Note 14), which was owned by this son of the Vice-Chairman, and signed an amended license agreement as well as a speaker services agreement.  Based on the provisions of the speakers’ services agreement, we pay the son of the Vice-Chairman a portion of the speaking revenues received for his presentations.  We expensed $0.8 million for payment from these presentations during each fiscal 2010 and fiscal 2009, which are based upon the concepts found in The Speed of Trust, which was authored by this son of the Vice-Chairman.  We had $0.1 million and $0.4 million accrued for these fees at August 31, 2010 and 2009.  These amounts are included in accrued liabilities in our consolidated balance sheets.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended August 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

There was no information to be disclosed in a current Report on Form 8-K during fourth quarter of fiscal 2010 that was not previously reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this Item is incorporated by reference to the sections entitled “Nominees for Election to the Board of Directors,” “Directors Whose Terms of Office Continue,” “Executive Officers,” “Section 16(a) Beneficial Ownership Compliance,” “Corporate Governance,” and “Board of Director Meetings and Committees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 14, 2011.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

The Board of Directors has determined that one of the Audit Committee members, Robert Daines, is a “financial expert” as defined in Regulation S-K 407(d)(5) adopted under the Securities Exchange Act of 1934, as amended.  Our Board of Directors has determined that Mr. Daines is an “independent director” as defined by the New York Stock Exchange (NYSE).

We have adopted a code of ethics for our senior financial officers that include the Chief Executive Officer, the Chief Financial Officer, and other members of our financial leadership team.  This code of ethics is available on our website at www.franklincovey.com.  We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, any provision of our code of ethics through filing a current report on Form 8-K for such events if they occur.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 14, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	[a]	[b]	[c]
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders(1)(2)(4)	949	$10.99	2,122	(3)

(1)	Excludes 97,064 shares of unvested (restricted) stock awards that are subject to forfeiture.

(2)
Amount includes 217,424 performance share awards that are expected to be awarded under the terms of a Board of Director approved long-term incentive plan (LTIP).  The number of shares eventually awarded to LTIP participants is variable and based upon the achievement of specified financial performance goals related to cumulative operating income.  The weighted average exercise price of outstanding options, warrants, and rights does not take the LTIP awards into account.  For further information on our share-based compensation plans, refer to the notes to our financial statements as presented in Item 8 of this report.

(3)	Amount is based upon the number of LTIP shares expected to be awarded at August 31, 2010 and may change in future periods based upon the achievement of specified goals and revisions to estimates.

(4)	At August 31, 2010, we had approximately 720,000 shares authorized for purchase by participants in our Employee Stock Purchase Plan.

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 14, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 14, 2011.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 14, 2011.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)         List of documents filed as part of this report:

1.
Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2010, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2010 and 2009

Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) for the years ended August 31, 2010, 2009, and 2008

Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2010, 2009, and 2008

Consolidated Statements of Cash Flows for the years ended August 31, 2010, 2009, and 2008

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

3.	Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
2.1	Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(19)
2.2	Amendment to Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(20)
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(8)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey (Appendix C)	(12)

3.3	Amended and Restated Bylaws of the Registrant	(1)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)
4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(5)
4.3	Registration Rights Agreement, dated June 2, 1999	(5)
4.4	Restated Shareholders Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(8)
4.5	Restated Registration Rights Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(8)
10.1*	Amended and Restated 1992 Employee Stock Purchase Plan	(3)
10.2*	Amended and Restated 2000 Employee Stock Purchase Plan	(6)
10.3*	Amended and Restated 2004 Employee Stock Purchase Plan	(15)
10.4*	Amended and Restated 1992 Stock Incentive Plan	(4)
10.5*	First Amendment to Amended and Restated 1992 Stock Incentive Plan	(16)
10.6*	Third Amendment to Amended and Restated 1992 Stock Incentive Plan	(17)
10.7*	Fifth Amendment to the Franklin Covey Co. Amended and Restated 1992 Stock Incentive Plan (Appendix A)	(12)
10.8*	Forms of Nonstatutory Stock Options	(1)
10.9*	Amended and Restated Option Agreement, dated December 8, 2004, by and between the Company and Robert A. Whitman	(7)
10.10	Warrant, dated March 8, 2005, to purchase 5,913,402 shares of Common Stock issued by the Company to Knowledge Capital Investment Group	(8)
10.11	Form of Warrant to purchase shares of Common Stock to be issued by the Company to holders of Series A Preferred Stock other than Knowledge Capital Investment Group	(8)
10.12*	Franklin Covey Co. 2004 Non-Employee Directors’ Stock Incentive Plan	(9)
10.13*	The first amendment to the Franklin Covey Co. 2004 Non-Employee Director Stock Incentive Plan, (Appendix B)	(12)
10.14*	Form of Option Agreement for the 2004 Non-Employee Directors Stock Incentive Plan	(9)
10.15*	Form of Restricted Stock Agreement for the 2004 Non-Employees Directors Stock Incentive Plan	(9)
10.16	Master Lease Agreement between Franklin SaltLake LLC (Landlord) and Franklin Development Corporation (Tenant)	(10)
10.17	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(10)

10.18	Redemption Extension Voting Agreement between Franklin Covey Co. and Knowledge Capital Investment Group, dated October 20, 2005	(11)
10.19	Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated April 1, 2001	(13)
10.20	Additional Services Addendum No. 1 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(13)
10.21	Amendment No. 2 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(13)
10.22	Amendment No. 6 to the Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services L.L.C. dated April 1, 2006	(14)
10.23	Revolving Line of Credit Agreement ($18,000,000) by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 14, 2007	(18)
10.24	Secured Promissory Note between JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 14, 2007	(18)
10.25	Security Agreement between Franklin Covey Co., Franklin Covey Printing, Inc., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Catalog Sales, Inc., Franklin Covey Client Sales, Inc., Franklin Covey Product Sales, Inc., Franklin Covey Services LLC, Franklin Covey Marketing, LTD., and JPMorgan Chase Bank, N.A. and Zions First National Bank, dated March 14, 2007	(18)
10.26	Repayment Guaranty between Franklin Covey Co., Franklin Covey Printing, Inc., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Catalog Sales, Inc., Franklin Covey Client Sales, Inc., Franklin Covey Product Sales, Inc., Franklin Covey Services LLC, Franklin Covey Marketing, LTD., and JPMorgan Chase Bank N.A., dated March 14, 2007	(18)
10.27	Pledge and Security Agreement between Franklin Covey Co. and JPMorgan Chase Bank, N.A. and Zions First National Bank, dated March 14, 2007	(18)
10.28	Revolving Line of Credit Agreement ($7,000,000) by and between Zions First National Bank and Franklin Covey Co. dated March 14, 2007	(18)
10.29	Secured Promissory Note between Zions First National Bank and Franklin Covey Co. dated March 14, 2007	(18)
10.30	Repayment Guaranty between Franklin Covey Co., Franklin Covey Printing, Inc., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Catalog Sales, Inc., Franklin Covey Client Sales, Inc., Franklin Covey Product Sales, Inc., Franklin Covey Services LLC, Franklin Covey Marketing, LTD., and Zions First National Bank, dated March 14, 2007	(18)

10.31	Master License Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(21)
10.32	Supply Agreement between Franklin Covey Products, LLC and Franklin Covey Product Sales, Inc.	(21)
10.33	Master Shared Services Agreement between The Franklin Covey Products Companies and the Shared Services Companies	(21)
10.34	Amended and Restated Operating Agreement of Franklin Covey Products, LLC	(21)
10.35	Sublease Agreement between Franklin Development Corporation and Franklin Covey Products, LLC	(21)
10.36	Sub-Sublease Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(21)
10.37	Loan Modification Agreement between Franklin Covey Co. and JPMorgan Chase Bank, N.A. dated July 8, 2008	(21)
10.38	General Services Agreement between Franklin Covey Co. and Electronic Data Systems (EDS) dated October 27, 2008	(22)
10.39*	Second Amendment to the Franklin Covey Co. Non-Employee Directors Stock Incentive Plan	(23)
10.40	Asset Purchase Agreement by and Among Covey/Link LLC, CoveyLink Worldwide LLC, Franklin Covey Co., and Franklin Covey Client Sales, Inc. dated December 31, 2008	(24)
10.41	Amended and Restated License of Intellectual Property by and Among Franklin Covey Co. and Covey/Link LLC, dated December 31, 2008	(24)
10.42	Loan Modification Agreement between Franklin Covey Co. and JPMorgan Chase Bank, N.A. dated November 11, 2009	(25)
10.43	Fourth Modification Agreement by and among Franklin Covey Co. and JPMorgan Chase Bank, N.A., dated February 25, 2010	(26)
21	Subsidiaries of the Registrant		éé
23	Consent of Independent Registered Public Accounting Firm		éé
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		éé
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer		éé
32	Section 1350 Certifications		éé
99.1	Report of KPMG LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statement Schedule for the years ended August 31, 2010, 2009, and 2008		éé
99.2	Financial Statement Schedule II – Valuation and Qualifying Accounts and Reserves.		éé

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.
(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.
(3)	Incorporated by reference to Report on Form 10-K filed November 27, 1992, for the year ended August 31, 1992.**
(4)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on January 3, 1994, Registration No. 33-73728.
(5)	Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 14, 1999). Registration No. 005-43123.
(6)	Incorporated by reference to Report on Form S-8 filed with the Commission on May 31, 2000, Registration No. 333-38172.
(7)	Incorporated by reference to Report on Form 8-K filed with the Commission on December 14, 2004.**
(8)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.**
(9)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 25, 2005.**
(10)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 27, 2005.**
(11)	Incorporated by reference to Report on Form 8-K filed with the Commission on October 24, 2005.**
(12)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 12, 2005.**
(13)	Incorporated by reference to Report on Form 10-Q filed July 10, 2001, for the quarter ended May 26, 2001.**
(14)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 5, 2006.**
(15)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on February 1, 2005.**
(16)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A dated November 5, 1993.**
(17)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 3, 1999.**
(18)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 19, 2007.**
(19)	Incorporated by reference to Report on Form 8-K/A filed with the Commission on May 29, 2008.**
(20)	Incorporated by reference to Report on Form 10-Q filed July 10, 2008, for the Quarter ended May 31, 2008.**
(21)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 11, 2008.**
(22)	Incorporated by reference to Report on Form 10-K filed with the Commission on November 14, 2008.**
(23)	Incorporated by reference to Report on Form 10-Q filed with the Commission on January 13, 2009.**
(24)	Incorporated by reference to Report on Form 10-Q filed with the Commission on April 9, 2009.**
(25)	Incorporated by reference to Report on Form 8-K filed with the Commission on November 16, 2009.**
(26)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 2, 2010.**
éé	Filed herewith and attached to this report.
*	Indicates a management contract or compensatory plan or agreement.
**	Registration No. 001-11107.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2010.

FRANKLIN COVEY CO.

By:	/s/ Robert A. Whitman
Robert A. Whitman Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert A. Whitman	Chairman of the Board and Chief Executive Officer	November 12, 2010
Robert A. Whitman
/s/ Stephen R. Covey	Vice-Chairman of the Board	November 12, 2010
Stephen R. Covey
/s/ Clayton M. Christensen	Director	November 12, 2010
Clayton M. Christensen
/s/ Robert H. Daines	Director	November 12, 2010
Robert H. Daines
/s/ E.J. “Jake” Garn	Director	November 12, 2010
E.J. “Jake” Garn
/s/ Dennis G. Heiner	Director	November 12, 2010
Dennis G. Heiner
/s/ Donald J. McNamara	Director	November 12, 2010
Donald J. McNamara
/s/ Joel C. Peterson	Director	November 12, 2010
Joel C. Peterson
/s/ E. Kay Stepp	Director	November 12, 2010
E. Kay Stepp