Form 10-Q
period 2010-11-27
FRANKLIN COVEY CO
filed 2011-01-06
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2010

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

17,046,443 shares of Common Stock as of January 1, 2011

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	November 27, 2010	August 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,704	$3,484
Accounts receivable, less allowance for doubtful accounts of $740 and $718	35,959	30,665
Inventories	3,973	4,470
Deferred income taxes	2,545	2,543
Prepaid expenses and other assets	7,430	7,454
Total current assets	51,611	48,616

Property and equipment, net	19,806	20,330
Intangible assets, net	64,310	65,240
Goodwill	3,761	3,761
Other assets	9,901	9,396
	$149,389	$147,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$764	$734
Line of credit	11,348	9,532
Accounts payable	8,131	6,847
Income taxes payable	647	198
Accrued liabilities	22,855	26,743
Total current liabilities	43,745	44,054

Financing obligation, less current portion	30,158	30,364
Other liabilities	262	253
Deferred income tax liabilities	2,889	1,637
Total liabilities	77,054	76,308

Shareholders’ equity:
Common stock – $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	183,857	183,794
Common stock warrants	7,597	7,597
Retained earnings	14,256	13,462
Accumulated other comprehensive income	3,066	3,014
Treasury stock at cost, 10,013 and 10,041 shares	(137,794)	(138,185)
Total shareholders’ equity	72,335	71,035
	$149,389	$147,343

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Quarter Ended
	November 27, 2010	November 28, 2009
	(unaudited)

Net sales:
Training and consulting services	$37,555	$30,257
Products	1,276	871
Leasing	585	798
	39,416	31,926
Cost of sales:
Training and consulting services	13,250	10,381
Products	681	531
Leasing	409	394
	14,340	11,306
Gross profit	25,076	20,620

Selling, general, and administrative	19,789	17,275
Depreciation	910	974
Amortization	929	962
Income from operations	3,448	1,409

Interest income	4	3
Interest expense	(711)	(718)
Income from continuing operations before income taxes	2,741	694
Provision for income taxes	(1,947)	(578)
Income from continuing operations	794	116
Income from discontinued operations, net of tax	-	132
Net income	$794	$248

Income from continuing operations per share:
Basic and diluted	$.05	$.00

Net income per share:
Basic and diluted	$.05	$.01

Weighted average number of common shares:
Basic	17,032	16,958
Diluted	17,115	17,050

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Quarter Ended
	November 27, 2010	November 28, 2009
	(unaudited)
Cash flows from operating activities:
Net income	$794	$248
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,839	1,936
Amortization of capitalized curriculum costs	423	585
Deferred income taxes	1,263	493
Share-based compensation expense	381	135
Changes in assets and liabilities:
Increase in accounts receivable, net	(5,195)	(1,302)
Decrease in inventories	507	463
Decrease (increase) in prepaid expenses and other assets	102	(2,582)
Increase (decrease) in accounts payable and accrued liabilities	(2,701)	1,325
Increase in other long-term liabilities	-	61
Increase (decrease) in income taxes payable/receivable	438	261
Net cash provided by (used for) operating activities	(2,149)	1,623

Cash flows from investing activities:
Purchases of property and equipment	(303)	(129)
Curriculum development costs	(1,001)	(86)
Net cash used for investing activities	(1,304)	(215)

Cash flows from financing activities:
Proceeds from line of credit borrowing	16,265	13,066
Payments on line of credit borrowing	(14,449)	(14,853)
Principal payments on financing obligation	(178)	(157)
Proceeds from sales of common stock from treasury	77	62
Purchase of treasury shares	(4)	(10)
Net cash provided by (used for) financing activities	1,711	(1,892)

Effect of foreign exchange rates on cash and cash equivalents	(38)	(56)
Net decrease in cash and cash equivalents	(1,780)	(540)
Cash and cash equivalents at beginning of the period	3,484	1,688
Cash and cash equivalents at end of the period	$1,704	$1,148

Supplemental disclosure of cash flow information:
Cash paid for interest	$703	$710
Cash paid for income taxes, net of cash received	288	168

Non-cash investing and financing activities:
Acquisition of property and equipment through accounts payable	$177	$99

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a leading global provider of execution, leadership, and personal-effectiveness training.  We operate globally with one common brand and set of offerings designed to enable us to provide clients around the world with the same high level of service.  To achieve this level of service, we operate four regional sales offices in the United States; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculum and provide services in over 140 other countries and territories around the world.  Our business-to-business service builds on our expertise in training, consulting, and technology that is designed to help our clients define great performance and engage their leaders and front-line employees to execute at the highest levels.  We also help clients accelerate great performance through education in management skills, relationship skills, and individual effectiveness, and can provide personal-effectiveness literature and electronic educational solutions to our clients as needed.  Our services and products are available through professional consulting services, training on-site at client locations by Franklin Covey consultants, training on-site at client locations by client employees who have been certified to deliver our content (facilitators), public workshops, and through a series of offerings delivered via the Internet.  These offerings are described in further detail at www.franklincovey.com.   We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People and its execution process, The 4 Disciplines of Execution.

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended August 31, 2010.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that end on November 27, 2010, February 26, 2011, and May 28, 2011 during fiscal 2011.  Under the modified 52/53-week fiscal year, the quarter ended November 27, 2010 had one less business day than the quarter ended November 28, 2009.  Unless otherwise noted, references to fiscal years apply to the 12 months ended on August 31 of the specified year.

The results of operations for the quarter ended November 27, 2010 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2011, or for any future periods.

During fiscal 2010, we sold the product sales component of our wholly owned subsidiary in Japan.  We determined that the operating results of the Japan product sales component qualified for discontinued operations presentation and we have presented the operating results of this component as discontinued operations for the quarter ended November 28, 2009.  The income recognized from discontinued operations was comprised of the following (in thousands):

Sales	$1,975
Gross profit	894
Income before income taxes	475
Income tax provision	(343)
Income from discontinued operations, net of tax	132

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	November 27, 2010	August 31, 2010

Finished goods	$3,876	$4,366
Raw materials	97	104
	$3,973	$4,470

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Line of Credit

We have a revolving line of credit facility, as amended, that provided $13.5 million of available borrowing capacity (the Line of Credit) as of November 27, 2010.  The available credit was contractually reduced to $10.0 million at December 31, 2010 and we had $5.5 million outstanding on the Line of Credit on December 31, 2010.  The Line of Credit facility expires on March 14, 2011, and we may draw on the credit facility, repay, and draw again, on a revolving basis, up to the maximum loan amount available so long as no event of default has occurred and is continuing.  We may use the Line of Credit for general corporate purposes as well as for other transactions, unless specifically prohibited by the terms of the Line of Credit.  The Line of Credit also contains customary representations and guarantees as well as provisions for repayment and liens.

In addition to customary non-financial terms and conditions, our Line of Credit facility requires us to be in compliance with specified financial covenants, including (i) a funded debt to earnings before interest, taxes, depreciation, amortization, and rent expense (EBITDAR) ratio requirement of less than 3.00 to 1.00; (ii) a fixed charge coverage ratio requirement in excess of 1.5 to 1.0; (iii) a minimum net worth of at least $67.0 million; and (iv) a capital expenditure limitations of less than $8.0 million per year.  We believe that we were in compliance with the terms and covenants of the line of credit agreement for the quarter ended November 27, 2010.

Liquidity

At November 27, 2010 our Line of Credit has a remaining maturity of less than one year and is therefore classified as a current obligation on our consolidated balance sheet.  In order to obtain a more favorable interest rate on the Line of Credit facility, the facility requires an annual renewal.  We are currently in negotiations with the lender on the Line of Credit and we believe that we will be successful in obtaining a new or extended Line of Credit from our lender prior to the expiration of the current credit facility in March 2011 to ensure available liquidity in future periods.  Additional potential sources of liquidity include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  However, no assurance can be provided that we will obtain a new or extended Line of Credit or obtain additional financing from other sources on terms that would be acceptable to us.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.  If we are unsuccessful in obtaining a renewal or extension of our Line of Credit, or additional financing, we believe that cash flows from operations combined with a number of initiatives we would implement in the months preceding the due date would create sufficient liquidity to pay down the required outstanding balance on the Line of Credit.  These initiatives include deferral of capital purchases for externally developed curriculum and uncommitted capital expenditures; deferral of executive team compensation; deferral of certain related party contractual earnout payments; substantial reduction of associate salaries; reduction of operating expenses, including non-critical travel; and deferral of payments to other vendors in order to generate sufficient cash.

NOTE 4 – SHARE-BASED COMPENSATION

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  The compensation cost of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying condensed consolidated income statements and no share-based compensation was capitalized during the quarter ended November 27, 2010.  The total cost of our share-based compensation plans was as follows for the periods presented (in thousands):

	Quarter Ended November 27, 2010	Quarter Ended November 28, 2009

Stock options	$112	$-
Fully vested stock awards	104	-
Unvested share awards	102	124
Performance awards	50	-
Employee stock purchase plan	13	11
	$381	$135

The following is a description of recent developments in our share-based compensation plans.

Stock Options

We have an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the fair market value of our common stock on the date of grant.  Information related to our stock option activity during the quarter ended November 27, 2010 is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price Per Share
Outstanding at August 31, 2010	482,000	$10.86
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at November 27, 2010	482,000	$10.86

Options vested and exercisable at November 27, 2010	57,000	$7.95

Although we had previously intended to grant to our Chief Executive Officer (CEO) a stock option to purchase 500,000 shares of our common stock, subsequent to filing our annual report on Form 10-K, we determined that we were not able to grant options for more than 250,000 shares in one year.  Therefore, we regard the option grant in 2010 to be for 250,000 shares.  The impact of this oversight was immaterial to the fiscal 2010 financial statements.  The Organization and Compensation Committee (the Compensation Committee) intends to award an additional 250,000 shares to the CEO with equivalent vesting conditions during fiscal 2011.

Fully Vested Stock Award

During the quarter ended November 27, 2010, we awarded a fully vested share award of 2,000 shares of our common stock to all of our client partners or consultants who have sold or delivered over a specified amount in cumulative sales over their careers.  At the date of the inception of the award program, 4 client partners and 3 consultants qualified for the award.  The 14,000 shares awarded to these individuals were valued based on the closing price of the Company’s common stock on the grant date, which was $7.45 per share.  Accordingly, we recorded $0.1 million of share based compensation expense for these awards during the quarter ended November 27, 2010.

Unvested Share Awards

We have a non-employee directors’ stock incentive plan (the Directors’ Plan) that is designed to provide our non-employee directors, who are ineligible to participate in our employee stock incentive plan, an opportunity to acquire an interest in the Company through the acquisition of shares of common stock.  The Directors’ Plan provides an annual whole-share grant equal to $40,000 with one-year vesting terms.  The grant date of these awards is generally the date of each Annual Shareholders’ Meeting.  The 2011 Annual Shareholders’ Meeting is scheduled during the quarter ending February 26, 2011 and there were no changes to the number of unvested share awards outstanding at November 27, 2010 from those disclosed at August 31, 2010.

Performance Awards

During the quarter ended November 27, 2010, the Compensation Committee determined to cancel the 2010 long-term incentive plan (LTIP) for some of the participants since the amount of the awards would have been additive to their total targeted compensation and a new equity incentive award is being considered for these former participants.  This action canceled 35,039 targeted shares and the cumulative adjustment to reverse previously recorded compensation expense totaled approximately $66,000.  The targeted number of shares to be awarded under the terms of the fiscal 2010 LTIP is now 182,385 shares.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter ended November 27, 2010, a total of 14,561 shares were issued to participants in the ESPP.

NOTE 5 – INCOME TAXES

In order to determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which we operate.  Certain discrete items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Our effective tax rate for the quarter ended November 27, 2010 of approximately 71 percent was significantly higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.  We anticipate that these items will add approximately $2.3 million to our income tax provision during fiscal 2011.  However, our cash paid for income taxes will remain significantly less than our income tax provision during the foreseeable future as we utilize domestic net operating loss carryforwards and other deferred income tax assets.  During the quarter ended November 27, 2010, we paid $0.3 million of cash for income taxes.

NOTE 6 – COMPREHENSIVE INCOME

Comprehensive income or loss is based on net income or net loss and includes charges and credits to equity accounts that are not the result of transactions with shareholders.  Our comprehensive income was calculated as follows for the periods indicated (in thousands):

	Quarter Ended
	November 27, 2010	November 28, 2009
Net income	$794	$248
Other comprehensive income items, net of tax:
Foreign currency translation adjustments	52	699
Comprehensive income	$846	$947

NOTE 7 – EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income or loss by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income or loss by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “if converted” method, as appropriate.  Due to modifications to our management stock loan program, we determined that the shares of management stock loan participants that were placed in the escrow account are participating securities because they continue to have equivalent common stock dividend rights.  Accordingly, these management stock loan shares are included in our basic EPS calculation during periods of net income and excluded from the basic EPS calculation in periods of net loss.  Our unvested share awards granted prior to fiscal 2010 also participate in common stock dividends on the same basis as outstanding shares of common stock.  However, the impact of the unvested share awards was immaterial to our EPS calculations for the periods presented.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended
	November 27, 2010	November 28, 2009
Numerator for basic and diluted earnings per share:
Income from continuing operations	$794	$116
Income from discontinued operations, net of tax	-	132
Net income	$794	$248

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding(1)	17,032	16,958
Effect of dilutive securities:
Stock options and other share-based awards	83	92
Common stock warrants(2)	-	-
Diluted weighted average shares outstanding	17,115	17,050

EPS Calculations:
Income from continuing operations per share:
Basic and diluted	$.05	$.00

Income from discontinued operations, net of tax:
Basic and diluted	-	.01

Net income per share:
Basic and diluted	.05	.01

(1)
Since we recognized net income for the quarters ended November 27, 2010 and November 28, 2009, basic weighted average shares for those periods include 3.4 million shares and 3.5 million shares, respectively, of common stock held by management stock loan participants that were placed in escrow.

(2)	For the quarters ended November 27, 2010 and November 28, 2009, the conversion of 6.2 million common stock warrants is not assumed because such conversion would be anti-dilutive.

At November 27, 2010 and November 28, 2009, we had approximately 0.5 million and 1.7 million stock options outstanding, which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of our common shares for the respective periods.  Although these shares were not included in our calculation of diluted EPS, these stock options and our common stock warrants may have a dilutive effect on our EPS calculation in future periods if the price of our common stock increases.

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

The Company’s chief operating decision maker is the CEO, and the primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (EBITDA), which is a non-GAAP measure and may not be calculated as similarly titled amounts calculated by other companies.  For segment reporting purposes, our consolidated EBITDA can be calculated as our income or loss from operations excluding depreciation and amortization charges.

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  There were no significant organizational or structural changes during the quarter ended November 27, 2010, and all prior period segment information has been revised to conform to the most recent classifications and organizational changes.  We account for our segment information on the same basis as the accompanying condensed consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)
Quarter Ended November 27, 2010	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization

U.S./Canada	$28,170	$16,391	$3,071	$457	$926
International	10,661	8,510	4,340	72	3
Total	38,831	24,901	7,411	529	929
Corporate and eliminations	585	175	(2,124)	381	-
Consolidated	$39,416	$25,076	$5,287	$910	$929

Quarter Ended November 28, 2009

U.S./Canada	$21,775	$13,010	$1,878	$458	$958
International	9,353	7,207	3,084	96	4
Total	31,128	20,217	4,962	554	962
Corporate and eliminations	798	403	(1,617)	420	-
Consolidated	$31,926	$20,620	$3,345	$974	$962

A reconciliation of our U.S./Canada and international EBITDA to consolidated income from continuing operations before taxes is provided below (in thousands):

	Quarter Ended
	November 27, 2010	November 28, 2009
U.S./Canada and international EBITDA	$7,411	$4,962
Corporate expenses	(2,124)	(1,617)
Consolidated EBITDA	5,287	3,345
Depreciation	(910)	(974)
Amortization	(929)	(962)
Income from operations	3,448	1,409
Interest income	4	3
Interest expense	(711)	(718)
Income from continuing operations before taxes	$2,741	$694

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2010.

RESULTS OF OPERATIONS

Overview

The first quarter of fiscal 2011 continued the favorable momentum that we experienced during the fourth quarter of fiscal 2010 as continued increases in government services revenues combined with increased U.S/Canada direct offices sales and improved sales in Japan produced significantly improved operating results compared to the prior year.  For the first quarter of fiscal 2011, which ended on November 27, 2010, our consolidated sales were $39.4 million, a $7.5 million (or 23 percent) improvement over the first quarter of fiscal 2010.  Our income from operations improved to $3.4 million compared to $1.4 million in the prior year.  Our income from continuing operations before income taxes also improved to $2.7 million compared to $0.7 million in fiscal 2010.  Following the provision for income taxes (refer to discussion below), our net income was $0.8 million, or $.05 per diluted share, compared to $0.2 million, or $.01 per diluted share, in the first quarter of fiscal 2010.

Looking forward, the booking pace for future events continues to improve and our pipeline of booked days and awarded revenue is approximately $11.0 million higher than at the end of the quarter ended November 28, 2009.  We believe that this trend will help to improve performance over the prior year.

The primary factors that influenced our operating results for the quarter ended November 27, 2010 were as follows:

•
Sales – Our consolidated sales increased $7.5 million to $39.4 million in the first quarter of fiscal 2011 compared to $31.9 million in the comparable quarter of fiscal 2010.  Sales increased primarily due to increased sales through our government services group, increased sales at most of our other U.S./Canada direct offices, and from improved sales at our direct office in Japan.

•
Gross Profit – Our gross profit totaled $25.1 million compared to $20.6 million in the first quarter of fiscal 2010 and increased primarily due to increased sales in fiscal 2011 compared to the prior year.  Our consolidated gross margin, which is gross profit in terms of a percentage of sales, declined slightly to 63.6 percent of sales compared to 64.6 percent in fiscal 2010.  The fluctuation in our gross margin was primarily due to a change in delivery method of training courses sold during the quarter and a change in the overall mix of training and consulting programs sold during the quarter.

•	Operating Expenses – Our operating expenses increased by $2.4 million compared to the first quarter of fiscal 2010, which was primarily due to a $2.5 million increase in selling, general, and administrative expenses.  Increased selling, general and administrative expenses were partially offset by decreased depreciation and amortization expense.

•
Income Taxes – For the quarter ended November 27, 2010, we recognized a tax provision on continuing operations of $1.9 million compared to $0.6 million in the first quarter of fiscal 2010.  The increase was primarily due to increased pre-tax income compared to the prior year.

The following table sets forth sales data from continuing operations by category and by our primary delivery channels (in thousands):

	Quarter Ended
	November 27, 2010	November 28, 2009	Percent Change
Sales by Category:
Training and consulting services	$37,555	$30,257	24
Products	1,276	871	46
Leasing	585	798	(27)
	$39,416	$31,926	23

Sales by Channel:
U.S./Canada direct	$21,085	$14,540	45
International direct	7,499	6,463	16
International licensees	3,193	2,891	10
National account practices	4,425	4,748	(7)
Self-funded marketing	2,167	1,939	12
Other	1,047	1,345	(22)
	$39,416	$31,926	23

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended November 27, 2010 Compared to the Quarter Ended November 28, 2009

Sales

We offer a variety of training courses, consulting services, and training related products that are focused on leadership, productivity, strategy execution, sales force performance, trust, and effective communications that are provided both domestically and internationally through our sales force or through international licensee partners.  For the quarter ended November 27, 2010, our consolidated sales increased by $7.5 million compared to the same period of fiscal 2010.  The following sales analysis for the quarter ended November 27, 2010 is based on activity through our primary delivery channels:

U.S./Canada Direct – This channel includes our four regional field offices that serve our clients in the United States and Canada and our government services group.  During the first quarter of fiscal 2011, we had improved sales performance in this channel primarily due to increased sales from our government services group and improved sales at three of our four regional offices compared to fiscal 2010.  Sales through our government services group increased $5.7 million primarily due to governmental services contracts obtained during the fourth quarter of fiscal 2010.  We recognized $6.1 million from these contracts during the first quarter of fiscal 2011, which was more than ten percent of our total consolidated sales during the quarter.  Sales through our regional sales offices also increased, and were up by $0.9 million compared to fiscal 2010.  However, due to ongoing budget approval issues at the U.S. federal level, our sales through the government services group may be adversely affected if a budget is not approved in a timely manner.

International Direct – Our three directly owned international offices are located in Australia, Japan, and the United Kingdom.  The increase in international direct sales was primarily due to improved sales in Japan, which increased $1.2 million (on a continuing operations basis) compared to the first quarter of fiscal 2010.  The increase in sales was attributable to improved publishing sales, the favorable impact of translating sales to U.S. dollars, and improved training sales.  Sales also increased by $0.1 million at our office in Australia.  These increases were partially offset by decreased sales in the United Kingdom.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  During the quarter ended November 27, 2010, the majority of our foreign licensees had increased sales compared to the prior year.

National Account Practices – Our national account practices are comprised of programs that are not typically offered in our regional field offices and includes Helping Clients Succeed from the sales performance group, The Leader In Me curriculum designed for students from our education practice, and Winning Customer Loyalty from our customer loyalty practice.  The decrease in national account practice sales was due to a $0.7 million decrease in sales performance revenues primarily from a significant contract that launched in the prior year and has continued through the quarter ended November 27, 2010, but at a reduced rate.  Despite the slow start to fiscal 2011, we anticipate that the sales performance group will grow significiantly during fiscal 2011 compared to the prior year.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  The increase in sales was primarily due to increased speeches delivered, which was partially offset by a slight decrease in public program sales.

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

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended November 27, 2010, our consolidated gross profit increased to $25.1 million compared to $20.6 million in the first quarter of fiscal 2010.  The increase in gross profit was primarily attributable to increased sales as previously described.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, decreased to 63.6 percent of sales compared to 64.6 percent in fiscal 2010.  The slight decrease in gross margin was primarily due to an increase in onsite training days delivered and a decrease in facilitator (training days delivered by client personnel) training days.  Training days delivered by client facilitators generally have higher margins than onsite programs because there are generally no presenter or consultant costs associated with these sales.  In addition, we experienced a shift in our mix of sales to programs and arrangements that had decreased margins.  However, these factors were partially offset by increased international royalty revenues.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses increased $2.5 million compared to the prior year.  However, as a percent of sales, SG&A expenses declined to 50.2 percent in the first quarter of fiscal 2011 compared to 54.1 percent of sales in the prior year.  The increase in SG&A expenses was primarily due to 1) a $1.0 million increase in associate costs resulting from increased commissions on improved sales compared to the prior year; 2) a $0.8 million increase in conference costs for our annual sales and delivery conference, which was held on a greatly reduced scale in fiscal 2010; 3) a $0.2 million increase in associate costs resulting from the addition of new personnel; 4) a $0.2 million increase in share-based compensation costs; and 5) a $0.2 million increase in travel expenses.

Depreciation and Amortization – Depreciation expense decreased by $0.1 million compared to the same quarter of fiscal 2010 primarily due to certain assets becoming fully depreciated.  We currently expect depreciation expense to total approximately $3.6 million during fiscal 2011.

Amortization expense from definite-lived intangible assets decreased by approximately $33,000 compared to the prior year primarily due to decreasing amortization expense resulting from the acquisition of CoveyLink Worldwide, LLC in fiscal 2009.  We expect that intangible asset amortization expense will total $3.5 million in fiscal 2011.

Income Taxes

Our effective tax rate for the first quarter of fiscal 2011 of approximately 71 percent was higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.  These items are expected to add approximately $2.3 million to our income tax expense during fiscal 2011.

However, our cash paid for income taxes will remain significantly less than our income tax provision during the foreseeable future as we utilize domestic net operating loss carryforwards and other deferred income tax assets.  After our domestic net operating loss carryforwards are utilized, we will be able to utilize our foreign tax credits, which will reduce our income tax liability in future periods.  After utilization of these deferred tax assets, we expect to report a more normalized income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

At November 27, 2010 we had $1.7 million of cash and cash equivalents compared to $3.5 million at August 31, 2010 and our net working capital (current assets less current liabilities) totaled $7.9 million at November 27, 2010 compared to $4.6 million at August 31, 2010.  During the first quarter of fiscal 2011, our cash balance decreased primarily due to the repatriation of the remaining proceeds from the sale of our Japan products division from Japan to the United States and the utilization of those proceeds to repay our Line of Credit and fund working capital requirements.

Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and proceeds from our revolving Line of Credit facility.  We may use the Line of Credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the Line of Credit agreement.  The Line of Credit also contains customary representations and guarantees as well as provisions for repayment and liens.  Our Line of Credit agreement expires in March 2011 and is therefore classified as a current obligation on our condensed consolidated balance sheet at November 27, 2010.  We are currently in negotiations with our lender to renew the Line of Credit as described below in “Sources of Liquidity.”  At November 27, 2010, we had $11.3 million outstanding on the Line of Credit and the available funding was contractually reduced to $10.0 million on December 31, 2010.  We had $5.5 million outstanding on the Line of Credit on December 31, 2010.

In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including (i) a funded debt to EBITDAR ratio requirement of less than 3.00 to 1.00; (ii) a fixed charge coverage ratio requirement in excess of 1.5 to 1.0; (iii) a minimum net worth of at least $67.0 million; and (iv) a capital expenditure limitations of less than $8.0 million per year.  We believe that we were in compliance with the terms and covenants of the line of credit agreement for the quarter ended November 27, 2010.

In addition to our $13.5 million Line of Credit facility, we have a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended November 27, 2010.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in products sold, and to fund working capital needs.  Our cash used for operating activities totaled $2.1 million for the quarter ended November 27, 2010 compared to $1.6 million provided by operating activities during the quarter ended November 28, 2009.  The decrease in cash flows from operating activities was primarily driven by changes in working capital compared to the prior year and was partially offset by improved income from operations.  As previously mentioned, we have recognized significant sales through our government services channel during our fourth quarter of fiscal 2010 and the first quarter of fiscal 2011.  As of November 27, 2010, we had not yet received payment for a significant amount of these sales and our accounts receivable were significantly higher than at year end.  However, subsequent to November 27, 2010 we have received $9.8 million in payments on these sales and expect an improvement in the collection cycle for these receivables during fiscal 2011.  We also used cash to pay our seasonally high August 31 accrued liabilities, which primarily consisted of year end commissions and bonuses.  We believe that our continued efforts to improve working capital balances and improve income from operations will improve our cash flows from operating activities in future periods of fiscal 2011.  However, the success of these efforts, and their eventual contribution to our cash flows, is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

During the quarter ended November 27, 2010, we used $1.3 million of cash for investing activities.  Our primary uses of cash for investing activities were additional spending on curriculum development and the purchase of property and equipment in the normal course of business. We spent $1.0 million during the first quarter of fiscal 2011 primarily to develop new productivity and leadership offerings.  Our purchases of property and equipment, which totaled $0.3 million, consisted primarily of computer hardware and software items.

Cash Flows From Financing Activities

During the first quarter of fiscal 2011 our net cash provided by financing activities totaled $1.7 million, which consisted primarily of proceeds from our line of credit facility to finance working capital needs as described above.  Partially offsetting the cash obtained from our line of credit was $0.2 million of cash used for principal payments on our financing obligation.

Sources of Liquidity

Going forward, we will continue to incur costs necessary for the operation and potential growth of the business.  We anticipate using cash on hand, cash provided by the sale of goods and services to our clients on the condition that we can continue to generate positive cash flows from operating activities, proceeds from our line of credit, and other financing alternatives, if necessary, for these expenditures.  We are currently in negotiations with the lender on our line of credit and we believe that we will be successful in obtaining a new or extended line of credit from our lender prior to the expiration of the current credit facility in March 2011 to ensure available liquidity in future periods.  Additional potential sources of liquidity include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  However, no assurance can be provided that we will obtain a new or extended line of credit or obtain additional financing from other sources on terms that would be acceptable to us.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.  If we are unsuccessful in obtaining a renewal or extension of our Line of Credit, or additional financing, we believe that cash flows from operations combined with a number of initiatives we would implement in the months preceding the due date would create sufficient liquidity to pay down the required outstanding balance on the line of credit.  These initiatives include deferral of capital purchases for externally developed curriculum and uncommitted capital expenditures; deferral of executive team compensation; deferral of certain related party contractual earnout payments; substantial reduction of associate salaries; reduction of operating expenses, including non-critical travel; and deferral of payments to other vendors in order to generate sufficient cash.

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

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) payments to HP Enterprise Services for outsourcing services related to information systems, warehousing, and distribution services; 3) minimum rent payments for office and warehouse space; 4) the repayment of our Line of Credit obligation; and 5) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business.   There have been no significant changes to our expected required contractual obligations from those disclosed at August 31, 2010.

According to the terms of the agreements associated with the sale of the Consumer Solutions Business Unit assets that closed in the fourth quarter of fiscal 2008, we assigned the benefits and obligations relating to the leases of our retail stores to Franklin Covey Products, LLC (Franklin Covey Products), an entity in which we own approximately 19 percent.  However, we remain secondarily liable for these leases and may have to fulfill the obligations contained in the lease agreements, including making lease payments, if Franklin Covey Products is unable to fulfill its obligations pursuant to the terms of the lease agreements.  Any default by Franklin Covey Products in its lease payment obligations could provide us with certain remedies against Franklin Covey Products, including potentially allowing us to terminate the Master License Agreement.  If Franklin Covey Products is unable to satisfy the obligations contained in the lease agreements and we are unable to obtain adequate remedies, our results of operations and cash flows may be adversely affected.

Other Items

The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock.  For further information regarding our management common stock loan program, refer to Note 11 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended August 31, 2010.  The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting polices used to prepare our consolidated financial statements are outlined primarily in Note 1 of the consolidated financial statements presented in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended August 31, 2010.  Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements.  We regularly evaluate our estimates and assumptions and base those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America.  Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not within our control, but which may have an impact on these estimates and our actual financial results.

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

•	Products – We sell books, audio media, training accessories, and other related products.

We recognize revenue when: 1) persuasive evidence of an agreement exists, 2) delivery of product has occurred or services have been rendered, 3) the price to the customer is fixed or determinable, and 4) collectability is reasonably assured.  For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the consulting services.  For product sales, these conditions were generally met upon shipment of the product to the customer or by completion of the sales transaction in a retail store.

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services.  For transactions that contain more than one element, we recognize revenue in accordance with the guidance for multiple element arrangements.  On September 1, 2010, we adopted the provisions of EITF 08-1, Revenue Recognition – Multiple Element Arrangements (FASC 650-25).  This consensus amends existing guidance on multiple element revenue arrangements to improve the ability of entities to recognize revenue from the sale of delivered items that are part of a multiple-element arrangement when other items have not yet been delivered.  One of the previous requirements was that there must be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by vendor-specific objective evidence (VSOE) or third-party evidence (TPE).  The provisions of EITF 08-1 eliminate the requirements that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement that is attributable to items that have already been delivered.  The “residual method” of allocating revenue is thereby eliminated, and entities are required to allocate the arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method.  The adoption of EITF 08-1 did not have a material impact on our financial statements during the quarter ended November 27, 2010.

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

During fiscal 2010 we also granted options to purchase shares of our common stock that have a share price, or market based, vesting condition.  As a result, we used a Monte Carlo simulation to determine the fair value of these stock options.  The Monte Carlo option pricing model required the input of subjective assumptions, including items such as the expected term of the options.  If factors change and we use different assumptions for estimating share-based compensation expense related to stock options, our share-based compensation expense may differ materially from that recorded in the current period.

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in the existing accounts receivable balance.  We determine the allowance for doubtful accounts based upon historical write-off experience and current economic conditions and we review the adequacy of our allowance for doubtful accounts on a regular basis.  Receivable balances over 90 days past due, which exceed a specified dollar amount, are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the probability for recovery is considered remote.  We do not have any off-balance sheet credit exposure related to our customers.

Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at November 27, 2010 would decrease our reported income from operations by approximately $0.1 million.

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.  Inventories are reduced to their fair market value through the use of inventory loss reserves, which are recorded during the normal course of business.

Our inventory loss reserve calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory valuation methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have a materially adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory reserves at November 27, 2010 would decrease our reported income from operations by $0.1 million.

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

Our impairment evaluation calculations contain uncertainties because they require us to make assumptions and apply judgment in order to estimate future cash flows, forecast the useful lives of the assets, and select a discount rate that reflects the risk inherent in future cash flows.  Although we have not made any material recent changes to our long-lived assets impairment assessment methodology, if forecasts and assumptions used to support the carrying value of our long-lived tangible and definite-lived intangible assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and goodwill balances are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset was generated by the merger with the Covey Leadership Center and has been deemed to have an indefinite life.  This intangible asset is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and international licensee royalties.  Our goodwill at November 27, 2010 was generated by the acquisition of CoveyLink Worldwide, LLC during the second quarter of fiscal 2009 and the subsequent payment of the first of five potential earnout payments contained in the acquisition agreement.

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

We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized.  The determination of whether valuation allowances are needed on our deferred income tax assets contains uncertainties because we must project future income, including the use of tax-planning strategies, by individual tax jurisdictions.  Changes in industry and economic conditions and the competitive environment may impact the accuracy of our projections.  We regularly assess the likelihood that our deferred tax assets will be realized and determine if adjustments to our valuation allowance are necessary.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales levels, future training and consulting sales activity, anticipated expenses, the adequacy of existing capital resources, the ability of the Company to obtain a renewal or extension of its line of credit agreement, projected cost reduction and strategic initiatives, our expectations about the effect of the sale of the CSBU on our business, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in cash flows from operating activities, expected improvements in our collection cycle for receivables, future compliance with the terms and conditions of our line of credit, the ability to borrow on our Line of Credit, expected repayment of our line of credit in future periods, estimated capital expenditures, the impact of the Federal budgeting process, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2010, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.  During the quarter ended November 27, 2010, we did not utilize any foreign currency or interest rate derivative instruments.

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

PART II.  OTHER INFORMATION

Item 1A.         RISK FACTORS

For further information regarding our Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company acquired the following securities during the fiscal quarter ended November 27, 2010:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Common Shares:				(in thousands)
September 1, 2010 to October 2, 2010	-	$-	none	$2,413

October 3, 2010 to October 30, 2010(2)	500	7.95	none	2,413

October 31, 2010 to November 27, 2010	-	-	none	2,413	(1)

Total Common Shares	500	$7.95	none

(1)
In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock.  All previous authorized common stock purchase plans were canceled.  Pursuant to the terms of this stock purchase plan, we have acquired 1,009,300 shares of our common stock for $7.6 million through November 27, 2010.

(2)
These shares were acquired from a former employee who approached us regarding a purchase transaction.  The shares were valued using the closing share price of our common stock on the date of the transaction.

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

FRANKLIN COVEY CO.

Date:	January 6, 2011	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer

Date:	January 6, 2011	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer