Form 10-Q
period 2011-02-26
FRANKLIN COVEY CO
filed 2011-04-07
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2011

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

17,081,389 shares of Common Stock as of April 1, 2011

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	February 26, 2011	August 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,266	$3,484
Accounts receivable, less allowance for doubtful accounts of $652 and $718	27,756	30,665
Inventories	4,312	4,470
Deferred income tax assets	2,566	2,543
Prepaid expenses and other assets	6,122	7,454
Total current assets	42,022	48,616

Property and equipment, net	19,412	20,330
Intangible assets, net	63,391	65,240
Goodwill	3,761	3,761
Other assets	9,389	9,396
	$137,975	$147,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$794	$734
Line of credit	1,492	9,532
Accounts payable	5,005	6,847
Income taxes payable	477	198
Accrued liabilities	23,395	26,743
Total current liabilities	31,163	44,054

Financing obligation, less current portion	29,949	30,364
Other liabilities	265	253
Deferred income tax liabilities	3,314	1,637
Total liabilities	64,691	76,308

Shareholders’ equity:
Common stock – $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	184,257	183,794
Common stock warrants	7,594	7,597
Retained earnings	14,563	13,462
Accumulated other comprehensive income	3,253	3,014
Treasury stock at cost, 10,040 and 10,041 shares	(137,736)	(138,185)
Total shareholders’ equity	73,284	71,035
	$137,975	$147,343

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended

	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
	(unaudited)		(unaudited)
Net sales:
Training and consulting services	$33,337	$28,151	$70,893	$58,407
Products	1,543	797	2,819	1,668
Leasing	598	803	1,183	1,602
	35,478	29,751	74,895	61,677
Cost of sales:
Training and consulting services	11,260	9,580	24,511	19,962
Products	705	448	1,386	979
Leasing	402	422	811	817
	12,367	10,450	26,708	21,758
Gross profit	23,111	19,301	48,187	39,919

Selling, general, and administrative	19,915	18,466	39,704	35,740
Depreciation	788	1,012	1,698	1,986
Amortization	920	940	1,850	1,901
Income (loss) from operations	1,488	(1,117)	4,935	292

Interest income	6	11	11	14
Interest expense	(642)	(744)	(1,351)	(1,462)
Income (loss) from continuing operations before income taxes	852	(1,850)	3,595	(1,156)
Income tax benefit (provision)	(547)	1,433	(2,494)	855
Income (loss) from continuing operations	305	(417)	1,101	(301)
Income from discontinued operations, net of tax	-	36	-	168
Net income (loss)	$305	$(381)	$1,101	$(133)

Income (loss) from continuing operations per share:
Basic and diluted	$.02	$(.03)	$.06	$(.02)

Net income (loss) per share:
Basic and diluted	$.02	$(.03)	$.06	$(.01)

Weighted average number of common shares:
Basic	16,990	13,489	17,011	13,473
Diluted	17,379	13,489	17,247	13,473

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Two Quarters Ended
	February 26, 2011	February 27, 2010
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,101	$(133)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,594	3,887
Amortization of capitalized curriculum costs	843	1,172
Deferred income taxes	1,669	10
Loss (gain) on disposals of property and equipment	7	(48)
Share-based compensation expense	808	385
Changes in assets and liabilities:
Decrease in accounts receivable, net	3,165	875
Decrease in inventories	235	1,147
Decrease (increase) in prepaid expenses and other assets	1,908	(2,403)
Decrease in accounts payable and accrued liabilities	(5,284)	(683)
Increase in other long-term liabilities	2	84
Increase (decrease) in income taxes payable/receivable	260	(488)
Net cash provided by operating activities	8,308	3,805

Cash flows from investing activities:
Purchases of property and equipment	(802)	(401)
Curriculum development costs	(1,333)	(165)
Net cash used for investing activities	(2,135)	(566)

Cash flows from financing activities:
Proceeds from line-of-credit borrowing	29,676	25,429
Payments on line-of-credit borrowing	(37,716)	(27,842)
Proceeds from short-term notes payable	-	1,154
Payments on short-term notes payable	-	(221)
Principal payments on financing obligation	(361)	(318)
Proceeds from sales of common stock from treasury	150	126
Proceeds from management stock loan payments	-	159
Purchase of common shares for treasury	(48)	(32)
Net cash used for financing activities	(8,299)	(1,545)

Effect of foreign exchange rates on cash and cash equivalents	(92)	(220)
Net increase (decrease) in cash and cash equivalents	(2,218)	1,474
Cash and cash equivalents at beginning of the period	3,484	1,688
Cash and cash equivalents at end of the period	$1,266	$3,162

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,378	$1,445
Cash paid for income taxes	$697	$411

Non-cash investing and financing activities:
Acquisition of property and equipment through accounts payable	$94	$261

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a leading global provider of execution, leadership, and personal-effectiveness training.  We operate globally with one common brand and set of offerings designed to enable us to provide clients around the world with the same high level of service.  To achieve this level of service, we operate four regional sales offices in the United States; an office specializing in sales to governmental entities; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculum and provide services in over 140 other countries and territories around the world.  Our business-to-business service builds on our expertise in training, consulting, and technology that is designed to help our clients define great performance and engage their leaders and front-line employees to execute at the highest levels.  We also help clients accelerate great performance through education in management skills, relationship skills, and individual effectiveness, and can provide personal-effectiveness literature and electronic educational solutions to our clients as needed.  Our services and products are available through professional consulting services, training on-site at client locations by Franklin Covey consultants, training on-site at client locations by client employees who have been certified to deliver our content (facilitators), public workshops, and through a series of offerings delivered via the Internet.  These offerings are described in further detail on our web site at www.franklincovey.com.  We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People and its execution process, The 4 Disciplines of Execution.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that end on November 27, 2010, February 26, 2011, and May 28, 2011 during fiscal 2011.  Under the modified 52/53-week fiscal year, the two quarters ended February 26, 2011 had one less business day than the two quarters ended February 27, 2010.  Unless otherwise noted, references to fiscal years apply to the 12 months ended on August 31 of the specified year.

The results of operations for the quarter and two quarters ended February 26, 2011 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2011, or for any future periods.

During fiscal 2010, we sold the product sales component of our wholly owned subsidiary in Japan.  We determined that the operating results of the Japan product sales component qualified for discontinued operations presentation and we have presented the operating results of this component as discontinued operations for the quarter and two quarters ended February 27, 2010.  The income recognized from discontinued operations was comprised of the following (in thousands):

	Quarter Ended February 27, 2010	Two Quarters Ended February 27, 2010
Sales	$2,006	$3,981
Gross profit	904	1,798
Income before income taxes	428	903
Income tax provision	(392)	(735)
Income from discontinued operations, net of tax	36	168

NOTE 2 – ACCOUNTS RECEIVABLE

During the normal course of business, we may extend credit to our customers for their purchases of our services and products, which results in accounts receivable.  Our trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in the existing accounts receivable balance.  We determine the allowance for doubtful accounts based upon historical write-off experience and current economic conditions, and we review the adequacy of the allowance for doubtful accounts on a regular basis.  Receivable balances past due over 90 days, which exceed a specified dollar amount, are reviewed individually for collectibility.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Activity in our allowance for doubtful accounts was comprised of the following for the two quarters ended February 26, 2011 (in thousands):

Allowance for Doubtful Accounts

Balance at August 31, 2010	$718
Additions: charged to expense	6
Deductions: amounts written off	(72)
Balance at February 26, 2011	$652

Recoveries of amounts previously written off were insignificant during the two quarters ended February 26, 2011.

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	February 26, 2011	August 31, 2010

Finished goods	$4,170	$4,366
Raw materials	142	104
	$4,312	$4,470

NOTE 4 – SHARE-BASED COMPENSATION

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  The compensation cost of our share-based compensation plans is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.  The total cost of our share-based compensation plans was as follows for the periods presented (in thousands):

	Quarter Ended		Two Quarters Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Stock options	$205	$25	$317	$25
Performance awards	103	88	153	88
Unvested share awards	102	123	205	246
Fully vested share awards	-	-	104	-
Employee stock purchase plan	17	15	29	26
	$427	$251	$808	$385

Stock Options

We have an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the fair market value of our common stock on the date of grant.  Information related to our stock option activity during the two quarters ended February 26, 2011 is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price Per Share
Outstanding at August 31, 2010	482,000	$10.86
Granted	250,000	11.25
Exercised	(35,000)	8.00
Forfeited	(20,000)	8.00
Outstanding at February 26, 2011	677,000	$11.24

Options vested and exercisable at February 26, 2011	2,000	$6.56

Although we had previously intended to grant to our Chief Executive Officer (CEO) an option to purchase 500,000 shares of our common stock in fiscal 2010, subsequent to filing our annual report on Form 10-K, we determined that we were not allowed to grant options for more than 250,000 shares in one year.  Therefore, we regard the option grant in 2010 to be for 250,000 shares.  The impact of this oversight was immaterial to the fiscal 2010 financial statements.  During the quarter ended February 26, 2011, the Organization and Compensation Committee (the Compensation Committee) awarded the CEO an additional 250,000 options with the same vesting conditions as the options awarded during fiscal 2010.  Accordingly, the fiscal 2011 award was valued using a Monte Carlo simulation model similar to the valuation model used during fiscal 2010.  The following assumptions were made in estimating the fair value of the stock options awarded during the quarter ended February 26, 2011:

Model Input	Value
Grant date share price per share	$8.43
Volatility	59.02%
Dividend yield	0.0%
Risk-free rate	0.7%

The fair value of these stock options was determined to be $0.8 million, which is being amortized over 0.9 years.  The amortization period was defined as the mean time to vest as calculated by the Monte Carlo simulation model.

Performance Awards

The Company has a performance based long-term incentive plan (the LTIP) that provides for annual grants of share-based performance awards to certain managerial personnel and executive management as directed by the Compensation Committee.  During the quarter ended February 26, 2011, there were no significant changes to the 2010 LTIP award and the targeted number of shares to be awarded under the terms of the fiscal 2010 LTIP remains at 182,385 shares.

Unvested Share Awards

Based upon the provisions of our Second Amended and Restated 1992 Stock Incentive Plan, each non-employee member of our Board of Directors is entitled to receive an annual unvested share award equal to $40,000 with a one-year vesting period.  The unvested share awards are granted following our Annual Shareholders’ Meeting each year, which is generally held in January.  The following information applies to our unvested share awards, all of which are held by members of our Board of Directors, as of February 26, 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested share awards at August 31, 2010	97,064	$6.08
Granted	37,960	8.43
Forfeited	-	-
Vested	(61,064)	5.24
Unvested share awards at February 26, 2011	73,960	$7.98

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter and two quarters ended February 26, 2011, a total of 10,617 shares and 25,178 shares were issued to participants in the ESPP.

NOTE 5 – MANAGEMENT STOCK LOAN PAYMENT

Shawn D. Moon was among the approximately 147 participants in our management stock loan program since March 2000 and, under that program, owed the Company $1.1 million (75,865 shares) in January 2011.  To settle the loan, Mr. Moon surrendered his loan shares, which were valued at fair market value on the date of surrender, to the Company in partial payment of his loan and we forgave the remaining loan balance.  The carrying value of our management stock loans was reduced to zero in our consolidated financial statements during previous periods.

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

Our effective tax rate for the two quarters ended February 26, 2011 of approximately 69 percent was significantly higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.  We anticipate that these items will add approximately $2.3 million to our income tax provision during fiscal 2011.  However, our cash paid for income taxes will remain significantly less than our income tax provision during the foreseeable future as we utilize domestic net operating loss carryforwards and other deferred income tax assets.  During the two quarters ended February 26, 2011, we have paid $0.7 million of cash for income taxes compared with income tax expense of $2.5 million for the same period.

NOTE 7 – COMPREHENSIVE INCOME

Comprehensive income (loss) is based on net income or loss and includes charges and credits to equity accounts that were not the result of transactions with shareholders.  Our comprehensive income (loss) was calculated as follows for the periods presented in this report (in thousands):

	Quarter Ended		Two Quarters Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Net income (loss)	$305	$(381)	$1,101	$(133)
Other comprehensive income (loss) items, net of tax:
Foreign currency translation adjustments	187	(504)	239	195
Comprehensive income (loss)	$492	$(885)	$1,340	$62

NOTE 8 – EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income or loss by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income or loss by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “if converted” method, as appropriate.  Due to modifications to our management stock loan program in prior periods, we determined that the shares of management stock loan participants that were placed in the escrow account are participating securities because they continue to have equivalent common stock dividend rights.  Accordingly, these management stock loan shares are included in our basic EPS calculation during periods of net income and excluded from the basic EPS calculation in periods of net loss.  Our unvested share awards granted prior to fiscal 2010 also participate in common stock dividends on the same basis as outstanding shares of common stock.  However, the impact of the unvested share awards was immaterial to our EPS calculations for the periods presented.  The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Two Quarters Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations	$305	$(417)	$1,101	$(301)
Income from discontinued operations, net of tax	-	36	-	168
Net income (loss)	$305	$(381)	$1,101	$(133)

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding(1)	16,990	13,489	17,011	13,473
Effect of dilutive securities:
Stock options and other share-based awards	51	-	67	-
Common stock warrants(2)	338	-	169	-
Diluted weighted average shares outstanding	17,379	13,489	17,247	13,473

EPS Calculations:
Income (loss) from continuing operations per share:
Basic and diluted	$.02	$(.03)	$.06	$(.02)

Income from discontinued operations, net of tax, per share:
Basic and diluted	$.00	$.00	$.00	$.01

Net income (loss) per share:
Basic and diluted	$.02	$(.03)	$.06	$(.01)

(1)
Since we recognized a net loss during the quarter and two quarters ended February 27, 2010, our basic weighted average shares for those periods exclude 3.4 million shares of common stock held by management stock loan participants that were placed in escrow.

(2)	For the quarter and two quarters ended February 27, 2010, the conversion of 6.2 million common stock warrants is not assumed because such conversion would be anti-dilutive.

At February 26, 2011 and February 27, 2010, we had approximately 0.7 million and 1.7 million stock options outstanding which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of our common shares for the respective periods.  Although these shares were not included in our calculation of diluted EPS, these stock options, and other dilutive securities, may have a dilutive effect on our EPS calculation in future periods if the price of our common stock increases.

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

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  There were no significant organizational or structural changes during the quarter or two quarters ended February 26, 2011.  We account for our segment information on the same basis as the accompanying condensed consolidated financial statements.

        ENTERPRISE INFORMATION
(in thousands)
Quarter Ended February 26, 2011	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization

U.S./Canada	$25,379	$15,512	$1,705	$417	$916
International	9,501	7,405	3,357	72	4
Total	34,880	22,917	5,062	489	920
Corporate and eliminations	598	194	(1,866)	299	-
Consolidated	$35,478	$23,111	$3,196	$788	$920

Quarter Ended February 27, 2010

U.S./Canada	$20,517	$12,393	$640	$485	$937
International	8,431	6,527	2,443	90	3
Total	28,948	18,920	3,083	575	940
Corporate and eliminations	803	381	(2,248)	437	-
Consolidated	$29,751	$19,301	$835	$1,012	$940

Two Quarters Ended February 26, 2011

U.S./Canada	$53,549	$31,904	$4,776	$874	$1,842
International	20,163	15,914	7,697	144	8
Total	73,712	47,818	12,473	1,018	1,850
Corporate and eliminations	1,183	369	(3,990)	680	-
Consolidated	$74,895	$48,187	$8,483	$1,698	$1,850

Two Quarters Ended February 27, 2010

U.S./Canada	$42,290	$25,401	$2,517	$943	$1,895
International	17,785	13,733	5,537	187	6
Total	60,075	39,134	8,054	1,130	1,901
Corporate and eliminations	1,602	785	(3,875)	856	-
Consolidated	$61,677	$39,919	$4,179	$1,986	$1,901

A reconciliation of operating segment EBITDA to consolidated income (loss) from continuing operations before income taxes is provided below (in thousands):

	Quarter Ended		Two Quarters Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Reportable segment EBITDA	$5,062	$3,083	$12,473	$8,054
Corporate expenses	(1,866)	(2,248)	(3,990)	(3,875)
Consolidated EBITDA	3,196	835	8,483	4,179
Depreciation	(788)	(1,012)	(1,698)	(1,986)
Amortization	(920)	(940)	(1,850)	(1,901)
Income (loss) from operations	1,488	(1,117)	4,935	292
Interest income	6	11	11	14
Interest expense	(642)	(744)	(1,351)	(1,462)
Income (loss) from continuing operations before income taxes	$852	$(1,850)	$3,595	$(1,156)

NOTE 10 – SUBSEQUENT EVENTS

Revolving Loan and Term Loan

Subsequent to February 26, 2011, we entered into an amended and restated secured credit agreement (the Restated Credit Agreement) with our existing Lender. The Restated Credit Agreement provides a revolving line of credit facility (the Revolving Loan) with a maximum borrowing amount of $10.0 million and a term loan (the Term Loan) with maximum available borrowing of up to $5.0 million.  Both credit facilities may be used for general business purposes.  The key terms and conditions of the Revolving Loan and Term Loan are as follows:

1.
Revolving Loan – The $10.0 million Revolving Loan matures on March 14, 2012.  We may draw on the Revolving Loan and repay amounts borrowed in unlimited repetition up to the maximum allowed amount so long as no event of default has occurred and is continuing.  The interest rate on the revolving line of credit is LIBOR plus 2.50% per annum.

2.
Term Loan – The Term Loan allows us to borrow up to $5.0 million through September 1, 2011 (the Draw Period).  Following the close of the Draw Period, the amount borrowed on the term loan will be repaid in 24 equal monthly installments, commencing on October 1, 2011 and concluding on September 1, 2013.  The interest rate on the Term Loan is LIBOR plus 2.65% per annum.

The Restated Credit Agreement also contains customary representations and warranties as well as provisions for repayment, guarantees, and other security.

The Restated Credit Agreement requires us to be in compliance with specified financial covenants, including (a) a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization, and rental expense) ratio of less than 3.00 to 1.00; (b) a fixed charge coverage ratio greater than 1.5 to 1.0; (c) an annual limit on capital expenditures (not including capitalized curriculum development) of $8.0 million; and (d) a minimum net worth of $67.0 million.  These financial covenants remain substantially unchanged from the previous line of credit amendment financial covenants.  In the event of noncompliance with these financial covenants and other defined events of default, the Lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the Revolving Loan and Term Loan.

We believe that the Restated Credit Agreement will allow us to maintain adequate liquidity for at least the next twelve months.

CoveyLink Earnout Payment

During March 2011, we paid $5.4 million to the former owners of CoveyLink Worldwide, LLC (CoveyLink) for the second of five annual contingent payments.  The annual contingent payments are based on earnings growth over the specified earnings period and are classified as goodwill on our consolidated balance sheets when paid.  The former owners of CoveyLink include Stephen M.R. Covey, who is the son of our Vice-Chairman of the Board of Directors.

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

RESULTS OF OPERATIONS

Overview

Our second quarter of each fiscal year includes the months of December, January, and February.  Primarily due to the holidays observed in December, we may conduct fewer training programs and engage in reduced consulting arrangements in our second quarter when compared to our other quarters in our fiscal year.

For the quarter ended February 26, 2011, our consolidated sales increased $5.7 million, or 19 percent, to $35.5 million compared to $29.8 million in the corresponding quarter of the prior year.  Improved sales helped to produce significant improvements in our operating results as we recognized income from operations of $1.5 million compared to a loss from operations of $1.1 million in the second quarter of fiscal 2010.  For the quarter ended February 26, 2011, we recognized pre-tax earnings from continuing operations of $0.9 million compared with a loss from continuing operations before taxes of $1.9 million in the prior year.  Including the impact of the income taxes, we recognized net income of $0.3 million ($.02 earnings per diluted share) in the second quarter of fiscal 2011 compared with a net loss of $0.4 million ($.03 loss per common share) for the quarter ending February 27, 2010.

Looking forward, the booking pace for future events continues to improve and our pipeline of booked days and awarded revenue is approximately $12.3 million higher at February 26, 2011 than at the end of the second quarter of fiscal 2010.

The primary factors that influenced our operating results for the quarter ended February 26, 2011 were as follows:

•
Sales – Our consolidated sales from continuing operations increased to $35.5 million compared with $29.8 million for the quarter ended February 27, 2010.  Sales increased at all of our U.S./Canadian direct offices, at our government services office, at all but one of our international direct offices, at all of our national account practices, and royalties from our international licensee partners also increased compared to the prior year.  Sales improvements were broad based and included nearly all of our practices and product lines.

•
Gross Profit – Our gross profit totaled $23.1 million compared to $19.3 million for the quarter ended February 27, 2010 and increased primarily due to increased sales in fiscal 2011.  Our consolidated gross margin, which is gross profit in terms of a percentage of sales, improved slightly to 65.1 percent of sales compared to 64.9 percent in the same quarter of the prior year.

•
Operating Costs – Our operating expenses increased by $1.2 million compared to the second quarter of fiscal 2010, which was due to a $1.4 million increase in selling, general, and administrative expenses resulting primarily from commissions on increased sales and new personnel, that was partially offset by a $0.2 million decrease in depreciation expense.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

The following table sets forth sales data by category and by our primary delivery channels (in thousands):

	Quarter Ended			Two Quarters Ended
	February 26, 2011	February 27, 2010	Percent Change	February 26, 2011	February 27, 2010	Percent Change
Sales by Category:
Training and consulting services	$33,337	$28,151	18	$70,893	$58,407	21
Products	1,543	797	94	2,819	1,668	69
Leasing	598	803	(26)	1,183	1,602	(26)
	$35,478	$29,751	19	$74,895	$61,677	21

Sales by Channel:
U.S./Canada direct	$19,024	$14,325	33	$40,109	$28,864	39
International direct	6,605	5,842	13	14,104	12,305	15
International licensees	2,899	2,595	12	6,092	5,486	11
National account practices	4,338	3,904	11	8,763	8,652	1
Self-funded marketing	1,759	1,820	(3)	3,926	3,760	4
Other	853	1,265	(33)	1,901	2,610	(27)
	$35,478	$29,751	19	$74,895	$61,677	21

Quarter Ended February 26, 2011 Compared to the Quarter Ended February 27, 2010

Sales

We offer a variety of training courses, consulting services, and training related products that are focused on leadership, productivity, strategy execution, sales force performance, trust, and effective communications that are provided both domestically and internationally through our sales force, certified client facilitators, or through international licensee partners.  For the quarter ended February 26, 2011, our consolidated sales increased by $5.7 million compared to the same period of the prior year.  The following sales analysis for the quarter ended February 26, 2011 is based on activity through our primary delivery channels:

U.S./Canada Direct – This channel includes our four regional field offices that serve clients in the United States and Canada and our government services group.  During the quarter ended February 26, 2011 we had improved sales performance at all of our offices in this channel, including our government services group.  Sales through our government services group increased $2.6 million primarily due to governmental services contracts obtained during the third and fourth quarters of fiscal 2010.  We recognized $3.1 million from these contracts during the quarter ended February 26, 2011.  Sales through our other regional sales offices also increased, and were up by $2.1 million compared with fiscal 2010.  These increases were broad based across nearly all of our practices and training programs offered.  Although our booking pace and pipeline of awarded revenue continued to strengthen, due to ongoing budget approval and funding issues at the U.S. federal level, our sales through the government services group may be adversely affected if a budget or spending resolution is not approved in a timely manner.

International Direct – Our three directly owned international offices are located in Australia, Japan, and the United Kingdom.  The increase in international direct sales was primarily due to improved sales in Japan, which increased $0.8 million (on a continuing operations basis) compared to the same quarter of fiscal 2010.  The increase in sales was attributable to improved training sales, the favorable impact of translating Yen-denominated sales to U.S. dollars, and improved publishing sales.  Sales were also up slightly at our office in Australia, and decreased by $0.1 million in the United Kingdom.

Our direct office in Japan is located in Tokyo and was slightly damaged by the recent earthquake that occurred in that country.  Our associates were unharmed, but continued disruptions from damaged transportation and concerns over radiation levels from damaged nuclear reactors have caused significant interruptions to the business climate in Japan.  Although we are currently unable to estimate the financial impact of these disasters on our business (from lost or postponed sales) we anticipate that these conditions may have an adverse impact upon our operations in Japan during the remainder of fiscal 2011, depending upon the timeliness of the resolution of these issues.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  During the quarter ended February 26, 2011, the majority of our larger foreign licensees had increased sales compared to the prior year.  However, civil unrest in some of the countries where our licensees operate, such as Egypt and Bahrain, may have adverse effects on certain licensees’ performance in future periods.

National Account Practices – Our national account practices are comprised of programs that are not typically offered in our regional field offices and include Helping Clients Succeed from the sales performance group, The Leader In Me curriculum designed for students from our education practice, and Winning Customer Loyalty from our customer loyalty practice.  During the quarter ended February 26, 2011, each of our major components of this channel had increased sales compared to the prior year.

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

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  Our consolidated gross profit increased to $23.1 million compared to $19.3 million in the second quarter of the prior year.  The increase in gross profit was primarily attributable to increased sales over the same quarter of the prior year.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, was 65.1 percent of sales compared to 64.9 percent in the same quarter of fiscal 2010.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses increased $1.4 million compared to the prior year.  However, as a percent of sales, our SG&A expenses declined to 56.1 percent in the second quarter of fiscal 2011 compared with 62.1 percent of sales in the second quarter of fiscal 2010.  The increase in SG&A expenses was primarily due to 1) a $1.7 million increase in associate costs primarily resulting from increased commissions on improved sales compared to the prior year and new personnel; 2) a $0.2 million increase in travel costs; 3) a $0.2 million increase in share-based compensation costs; and 4) a $0.1 million increase in contracted services cost.  These increases were partially offset by reductions in costs resulting from the prior year reimbursement of airfare costs previously paid by the Company’s CEO for business travel pursuant to a change in policy approved by the Board of Directors, and bonuses for the income tax consequences resulting from the forgiveness of certain management stock loans.  These costs, which totaled $1.0 million, did not repeat during fiscal 2011.

Depreciation and Amortization – Depreciation expense decreased by $0.2 million compared to the same quarter of fiscal 2010 primarily due to certain assets becoming fully depreciated.  We currently expect depreciation expense to total approximately $3.5 million during fiscal 2011.

Amortization expense from definite-lived intangible assets was consistent with the prior year.  We expect that intangible asset amortization expense will total approximately $3.5 million in fiscal 2011.

Income Taxes

Our effective tax rate for the quarter ending February 26, 2011 of approximately 64 percent was higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.  These items are expected to add approximately $2.3 million to our income tax expense during fiscal 2011.

However, we expect that our cash paid for income taxes will remain significantly less than our income tax provision during the foreseeable future as we utilize domestic net operating loss carryforwards and other deferred income tax assets.  After our domestic net operating loss carryforwards are utilized, we will be able to utilize our foreign tax credits, which will reduce our income tax liability in future periods.  After utilization of these deferred tax assets, we expect to report a more normalized income tax rate.

Two Quarters Ended February 26, 2011 Compared to the Two Quarters Ended February 27, 2010

Sales

Our consolidated sales increased $13.2 million, or 21 percent, compared to the first two quarters of fiscal 2010.  The following sales analysis for the two quarters ended February 26, 2011 is based on activity through our primary delivery channels as defined in the discussion for the quarter ended February 26, 2011 compared to the quarter ended February 27, 2010, which precedes this section:

U.S./Canada Direct – For the two quarters ended February 26, 2011, sales increased at all of our direct regional offices and our government services group.  Sales through our government services group increased $8.2 million primarily due to governmental services contracts obtained during the third and fourth quarters of fiscal 2010.  During fiscal 2011, we have recognized $9.2 million from these contracts, which is more than 10 percent of our consolidated sales for the period.  Sales through our other regional sales offices also increased, and were up by $3.0 million compared to fiscal 2010.  We continue to be encouraged by the improvement in the sales performance of the U.S./Canadian direct offices and by improvements in our pipeline of booked days and awarded revenue.

International Direct – The increase in international direct sales was primarily due to improved sales in Japan, which increased $2.0 million (on a continuing operations basis) compared to the first two quarters of fiscal 2010.  The increase in Japan sales was attributable to improved publishing sales, the favorable impact of translating sales to U.S. dollars, and improved training sales.  Sales also increased by $0.1 million at our office in Australia.  These increases were partially offset by decreased sales in the United Kingdom.

International Licensees – During the two quarters ended February 26, 2011, the majority of our foreign licensees had increased sales compared to the prior year.

National Account Practices – The increase in national account practice sales was due to increased sales from our education practice and customer loyalty practice.  These increases were partially offset by a $0.6 million decrease in sales performance revenues primarily from a significant contract that launched in the prior year and has continued through the quarter ended February 26, 2011, but at reduced amounts.  Despite the slow start to fiscal 2011, we anticipate that the sales performance group will grow during fiscal 2011 compared to the prior year.

Self-Funded Marketing – The increase in sales compared to the prior year was primarily due to increased speeches delivered (primarily delivered in our first fiscal quarter) and increased book sales.  These increases were partially offset by a $0.1 million decrease in public seminar sales resulting from the decision to offer fewer programs.

Other – The decrease in other sales was primarily due to reduced leasing revenues as certain lease contracts at our corporate headquarters expired in prior periods.  We are actively seeking new tenants for available property.

Gross Profit

Our consolidated gross profit for the first two quarters of fiscal 2011 increased to $48.2 million compared to $39.9 million for the same period of the prior year.  For the first two quarters of fiscal 2011, our consolidated gross margin was 64.3 percent of sales compared to 64.7 percent for the same period of fiscal 2010.  The slight decrease in gross margin was primarily due to an increase in onsite training days delivered and a decrease in facilitator (training days delivered by client personnel) training days.  Training days delivered by client facilitators generally have higher margins than onsite programs because there are generally no presenter or consultant costs associated with these sales.  In addition, we experienced a shift in our mix of sales to programs and arrangements that had decreased margins.  However, these factors were partially offset by increased international royalties.

Operating Expenses

Selling, General and Administrative – Our SG&A expenses increased $4.0 million compared to the prior year.  As a percent of sales, SG&A expenses declined to 53.0 percent compared to 57.9 percent of sales in the first two quarters of fiscal 2010.  The increase in SG&A expenses was primarily due to 1) a $2.9 million increase in associate costs resulting from increased commissions on improved sales and the addition of new personnel; 2) a $0.8 million increase in conference costs from our sales and delivery conference, which has been previously held on a smaller scale; 4) a $0.5 million increase in share-based compensation costs; and 5) a $0.4 million increase in travel expenses.  These increases were partially offset by reductions in costs resulting from the prior year reimbursement of airfare costs previously paid by the Company’s CEO for business travel pursuant to a change in policy approved by the Board of Directors, and bonuses for the income tax consequences resulting from the forgiveness of certain management stock loans.  These costs, which totaled $1.0 million, did not repeat during fiscal 2011.

Depreciation and Amortization – Depreciation expense decreased by $0.3 million compared to the same two quarters of fiscal 2010 primarily due to certain assets becoming fully depreciated.

Amortization expense from definite-lived intangible assets was consistent with the prior year.

Income Taxes

Our income tax provision for the two quarters ended February 26, 2011 totaled $2.5 million compared to a $0.9 million benefit for the two quarters ended February 27, 2010.  The change was due to increased pre-tax income recognized during fiscal 2011 compared to the prior year.  Our effective tax rate for the two quarters ending February 26, 2011 of approximately 69 percent was higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.  These items are expected to add approximately $2.3 million to our income tax expense during fiscal 2011.

However, we expect that our cash paid for income taxes will remain significantly less than our income tax provision during the foreseeable future as we utilize domestic net operating loss carryforwards and other deferred income tax assets.  During the two quarters ended February 26, 2011, we paid $0.7 million of cash for taxes.

LIQUIDITY AND CAPITAL RESOURCES

At February 26, 2011 we had $1.3 million of cash and cash equivalents compared to $3.5 million at August 31, 2010 and our net working capital (current assets less current liabilities) increased significantly to $10.9 million at February 26, 2011 compared to $4.6 million at August 31, 2010.  During the first two quarters of fiscal 2011, we used the majority of our available cash to make payments on the outstanding obligation on our line of credit facility, which was contractually reduced to $10.0 million at December 31, 2010.  The balance on our line of credit facility was $1.5 million at February 26, 2011 compared to $9.5 million at August 31, 2010.

Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and proceeds from our revolving line of credit facility.  Subsequent to February 26, 2011, we entered into an amended and restated secured credit agreement (the Restated Credit Agreement) with our existing Lender.  The Restated Credit Agreement provides a revolving line of credit facility (the Revolving Loan) with a maximum borrowing amount of $10.0 million and a term loan (the Term Loan) with maximum available borrowing of up to $5.0 million.  Both credit facilities may be used for general business purposes.  The key terms and conditions of the Revolving Loan and Term Loan are as follows:

1.
Revolving Loan – The $10.0 million Revolving Loan matures on March 14, 2012.  We may draw on the Revolving Loan and repay amounts borrowed in unlimited repetition up to the maximum allowed amount so long as no event of default has occurred and is continuing.  The interest rate on the revolving line of credit is LIBOR plus 2.50% per annum.

2.
Term Loan – The Term Loan allows us to borrow up to $5.0 million through September 1, 2011 (the Draw Period).  Following the close of the Draw Period, the amount borrowed on the term loan will be repaid in 24 equal monthly installments, commencing on October 1, 2011 and concluding on September 1, 2013.  The interest rate on the Term Loan is LIBOR plus 2.65% per annum.

The Restated Credit Agreement requires us to be in compliance with specified financial covenants, including (a) a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization, and rental expense) ratio of less than 3.00 to 1.00; (b) a fixed charge coverage ratio greater than 1.5 to 1.0; (c) an annual limit on capital expenditures (not including capitalized curriculum development) of $8.0 million; and (d) a minimum net worth of $67.0 million.  These financial covenants remain substantially unchanged from the previously amended line of credit financial covenants.  In the event of noncompliance with these financial covenants and other defined events of default, the Lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the Revolving Loan and Term Loan.  At February 26, 2011, we believe that we were in compliance with the terms and covenants applicable to our line of credit agreement.

At February 26, 2011, we had $1.5 million outstanding on the line of credit and we had a zero balance on the line of credit at various times during the quarter.  During the first two quarters of fiscal 2011, our average obligation and interest rate were as follows on the line of credit (in thousands, except interest rate).

	Average Daily Balance	Average Monthly Interest Rate
Quarter ended November 27, 2010	$10,984	3.8%
Quarter ended February 26, 2011	4,247	3.8%

In addition to our $10.0 million line of credit facility and term loan on which we may borrow up to $5.0 million, which became available in March 2011, we have a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the two quarters ended February 26, 2011.

Cash Flows From Operating Activities

Our cash provided by operating activities totaled $8.3 million for the two quarters ended February 26, 2011 compared to $3.8 million during the first two quarters of fiscal 2010.  The improvement was primarily due to improved operating income in the first two quarters of fiscal 2011 compared to the first two quarters of the prior year.  Our primary source of cash from operating activities was the sale of services and goods to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for direct costs necessary to conduct training programs, payments for selling, general, and administrative expenses, and payments to suppliers for materials used in products sold.  Our primary sources and uses of cash from/for working capital included $3.2 million of cash from collections of accounts receivable and $5.3 million of cash used primarily to pay accrued bonuses and commissions from seasonally high amounts at August 31.

Cash Flows From Investing Activities and Capital Expenditures

During the two quarters ended February 26, 2011, we used $2.1 million of cash for investing activities.  Our primary uses of cash for investing activities were additional spending on curriculum development and the purchase of property and equipment in the normal course of business. We spent $1.3 million during the first two quarters of fiscal 2011 primarily to develop new productivity and leadership offerings.  Our purchases of property and equipment, which totaled $0.8 million, consisted primarily of computer software, computer hardware, and leasehold improvements on certain properties.

Cash Flows From Financing Activities

Net cash used for financing activities during the two quarters ended February 26, 2011 totaled $8.3 million.  We used $8.0 million of cash to reduce our line of credit balance and $0.4 million for principal payments on our financing obligation.  These uses were partially offset by $0.2 million of cash received from participants in the employee stock purchase plan to purchase shares of our common stock.

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

Contractual Obligations

The Company has not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) payments to HP Enterprise Services for outsourcing services related to information systems, warehousing, and distribution services; 3) minimum rent payments for office and warehouse space; 4) the repayment of our line of credit obligation; and 5) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business.  Except for changes to our Restated Credit Agreement and new Term Loan as discussed above, there have been no significant changes to our expected required contractual obligations from those disclosed at August 31, 2010.

According to the terms of the agreements associated with the sale of the Consumer Solutions Business Unit assets that closed in the fourth quarter of fiscal 2008, we assigned the benefits and obligations relating to the leases of our retail stores to FC Organizational Products (FCOP, and formerly Franklin Covey Products, LLC), an entity in which we own approximately 19 percent.  However, we remain secondarily liable for these leases and may have to fulfill the obligations contained in the lease agreements, including making lease payments, if FCOP is unable to fulfill its obligations pursuant to the terms of the lease agreements.  Any default by FCOP in its lease payment obligations could provide us with certain remedies against FCOP, including potentially allowing us to terminate the master license agreement we entered into with FCOP.  If FCOP is unable to satisfy the obligations contained in the lease agreements and we are unable to obtain adequate remedies, our results of operations and cash flows may be adversely affected.

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

We recognize revenue when: 1) persuasive evidence of an agreement exists, 2) delivery of product has occurred or services have been rendered, 3) the price to the customer is fixed or determinable, and 4) collectability is reasonably assured.  For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the consulting services.  For product sales, these conditions are generally met upon shipment of the product to the customer.

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services.  For transactions that contain more than one element, we recognize revenue in accordance with the guidance for multiple element arrangements.  On September 1, 2010, we adopted the provisions of FASC 650-25 (formerly EITF 08-1, Revenue Recognition – Multiple Element Arrangements).  This consensus amends existing guidance on multiple element revenue arrangements to improve the ability of entities to recognize revenue from the sale of delivered items that are part of a multiple-element arrangement when other items have not yet been delivered.  One of the previous requirements was that there must be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by vendor-specific objective evidence (VSOE) or third-party evidence (TPE).  The provisions of the new guidance eliminate the requirements that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement that is attributable to items that have already been delivered.  The “residual method” of allocating revenue is thereby eliminated, and entities are required to allocate the arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method.  The adoption of this guidance did not have a material impact on our financial statements during the quarter or two quarters ended February 26, 2011.

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

During the second quarter of fiscal 2011 and in fiscal 2010 we also granted options to purchase shares of our common stock that have a share price, or market based, vesting condition.  As a result, we used a Monte Carlo simulation to determine the fair value of these stock options.  The Monte Carlo option pricing model required the input of subjective assumptions, including items such as the expected term of the options.  If factors change and we use different assumptions for estimating share-based compensation expense related to future stock option grants, our share-based compensation expense may differ materially from that recorded in the current period.

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

Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at February 26, 2011 would decrease our reported income from operations by approximately $0.1 million.

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

While we have not made material changes to our inventory valuation methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have a materially adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory reserves at February 26, 2011 would decrease our reported income from operations by $0.1 million.

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

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and goodwill balances are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset was generated by the merger with the Covey Leadership Center and has been deemed to have an indefinite life.  This intangible asset is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and international licensee royalties.  Our goodwill at February 26, 2011 was generated by the acquisition of CoveyLink Worldwide, LLC during the second quarter of fiscal 2009 and the subsequent payment of the first of five potential earnout payments contained in the acquisition agreement.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales levels, future training and consulting sales activity, anticipated expenses, the adequacy of existing capital resources, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, the seasonality of future sales, expectations about attracting new tenants to occupy vacant space at our corporate campus, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in cash flows from operating activities, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected repayment of our line of credit in future periods, expectations regarding income tax expenses as well as tax assets and credits and the amount of cash expected to be paid for income taxes, estimated capital expenditures, the impact of the Federal budgeting process, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2010, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; continued disruptions, lost or postponed sales, or other impacts resulting from the recent natural disasters in Japan; adverse effects on certain licensee’s performance due to civil unrest in some of the countries where our licensees operate, such as Egypt and Bahrain; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.  During the quarter or two quarters ended February 26, 2011, we did not utilize any foreign currency or interest rate derivative instruments and there were no significant changes to our debt structure.

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

PART II.  OTHER INFORMATION

Item 1A.          RISK FACTORS

Our operating results may be adversely affected by the recent natural disasters in Japan and disruptions to the business environment in that country.

Our direct office in Japan is located in Tokyo and was slightly damaged by the recent natural disasters that occurred in that country.  Our associates were unharmed, but continued disruptions from damaged transportation and concerns over radiation levels from damaged nuclear reactors have caused significant interruptions to the business climate in Japan.  Although we are currently unable to estimate the financial impact of these disasters on our business (from lost or postponed sales) we anticipate that these conditions may have an adverse impact upon our operations in Japan during the remainder of fiscal 2011, depending upon the timeliness of the resolution of these issues.

For further information regarding our Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company acquired the following shares of its outstanding securities during the fiscal quarter ended February 26, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
Common Shares:
November 28, 2010 to January 1, 2011	-	$	none	$2,413

January 2, 2011 to January 29, 2011(3)	338	8.25	none	2,413

January 30, 2011 to February 26, 2011(2)	75,865	8.40	none	2,413	(1)

Total Common Shares	76,203	$8.40	none

(1)
In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock.  All previous authorized common stock purchase plans were canceled.  Pursuant to the terms of this stock purchase plan, we have acquired 1,009,300 shares of our common stock for $7.6 million through February 26, 2011.

(2)	These shares were received from a member of the executive management team as partial payment for his management stock loan.

(3)
These shares were acquired from a former employee who approached us regarding a purchase transaction.  The shares were valued using the closing share price of our common stock on the date of the transaction.

Item 6.  EXHIBITS

(A)	Exhibits:

10.1
Amended and Restated Credit Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 14, 2011 (filed as exhibit 10.1 to a current report on Form 8-K filed on March 17, 2011 and incorporated herein by reference).

10.2
Amended and Restated Security Agreement by and among Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011 (filed as exhibit 10.2 to a current report on Form 8-K filed on March 17, 2011 and incorporated herein by reference).

10.3
Amended and Restated Repayment Guaranty by and among Franklin Development Corporation, Franklin Covey Travel Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011 (filed as exhibit 10.3 to a current report on Form 8-K filed on March 17, 2011 and incorporated herein by reference).

10.4
Amended and Restated Secured Promissory Note between Franklin Covey Co. and JPMorgan Chase Bank, N.A. for $10.0 million revolving loan, dated March 14, 2011 (filed as exhibit 10.4 to a current report on Form 8-K filed on March 17, 2011 and incorporated herein by reference).

10.5
Amended and Restated Secured Promissory Note between Franklin Covey Co. and JPMorgan Chase Bank, N.A. for $5.0 million term loan, dated March 14, 2011 (filed as exhibit 10.5 to a current report on Form 8-K filed on March 17, 2011 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date:	April 7, 2011	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer

Date:	April 7, 2011	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer