Form 10-Q
period 2011-05-28
FRANKLIN COVEY CO
filed 2011-07-07
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2011

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

17,092,401 shares of Common Stock as of July 1, 2011

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	May 28, 2011	August 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,129	$3,484
Accounts receivable, less allowance for doubtful accounts of $733 and $718	34,710	30,665
Inventories	4,665	4,470
Deferred income tax assets	2,574	2,543
Prepaid expenses and other assets	7,229	7,454
Total current assets	50,307	48,616

Property and equipment, net	19,489	20,330
Intangible assets, net	62,475	65,240
Goodwill	9,172	3,761
Other assets	8,794	9,396
	$150,237	$147,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation and term loan	$2,195	$734
Line of credit	7,093	9,532
Accounts payable	6,533	6,847
Income taxes payable	409	198
Accrued liabilities	22,585	26,743
Total current liabilities	38,815	44,054

Financing obligation, less current portion	29,735	30,364
Term loan payable to bank, less current portion	2,281	-
Other liabilities	405	253
Deferred income tax liabilities	4,355	1,637
Total liabilities	75,591	76,308

Shareholders’ equity:
Common stock – $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	184,618	183,794
Common stock warrants	7,594	7,597
Retained earnings	15,285	13,462
Accumulated other comprehensive income	3,342	3,014
Treasury stock at cost, 10,026 and 10,041 shares	(137,546)	(138,185)
Total shareholders’ equity	74,646	71,035
	$150,237	$147,343

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
	(unaudited)		(unaudited)
Net sales:
Training and consulting services	$37,368	$28,597	$108,261	$87,005
Products	2,958	1,074	5,777	2,742
Leasing	571	825	1,753	2,426
	40,897	30,496	115,791	92,173
Cost of sales:
Training and consulting services	13,472	10,276	37,982	30,239
Products	1,199	590	2,585	1,570
Leasing	445	426	1,256	1,242
	15,116	11,292	41,823	33,051
Gross profit	25,781	19,204	73,968	59,122

Selling, general, and administrative	21,009	17,530	60,713	53,268
Depreciation	997	915	2,695	2,901
Amortization	916	929	2,766	2,831
Income (loss) from operations	2,859	(170)	7,794	122

Interest income	5	2	16	16
Interest expense	(669)	(734)	(2,021)	(2,196)
Income (loss) from continuing operations before income taxes	2,195	(902)	5,789	(2,058)
Income tax benefit (provision)	(1,471)	1,165	(3,966)	2,020
Income (loss) from continuing operations	724	263	1,823	(38)
Income (loss) from discontinued operations, net of tax	-	(128)	-	40
Net income	$724	$135	$1,823	$2

Income (loss) from continuing operations per share:
Basic and diluted	$.04	$.02	$.11	$(.00)

Net income per share:
Basic and diluted	.04	.01	.11	.00

Weighted average number of common shares:
Basic	17,067	16,985	17,030	13,504
Diluted	17,354	17,039	17,282	13,504

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Quarters Ended
	May 28, 2011	May 29, 2010
	(unaudited)
Cash flows from operating activities:
Net income	$1,823	$2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,406	5,732
Amortization of capitalized curriculum costs	1,214	1,655
Deferred income taxes	2,731	(542)
Loss (gain) on disposals of property and equipment	133	(45)
Share-based compensation expense	1,264	716
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	(3,712)	1,936
Decrease (increase) in inventories	(90)	1,034
Decrease (increase) in prepaid expenses and other assets	1,747	(1,451)
Decrease in accounts payable and accrued liabilities	(4,535)	(2,465)
Increase in other long-term liabilities	39	83
Increase (decrease) in income taxes payable/receivable	193	(1,164)
Net cash provided by operating activities	6,213	5,491

Cash flows from investing activities:
Payment of contingent business acquisition costs	(5,411)	(3,256)
Proceeds from sale of component of subsidiary	-	2,684
Purchases of property and equipment	(1,940)	(886)
Curriculum development costs	(2,044)	(266)
Net cash used for investing activities	(9,395)	(1,724)

Cash flows from financing activities:
Proceeds from line-of-credit borrowing	50,631	40,332
Payments on line-of-credit borrowing	(53,070)	(44,025)
Proceeds from notes payable to bank	3,650	1,154
Payments on notes payable to bank	-	(551)
Principal payments on financing obligation	(475)	(479)
Proceeds from sales of common stock from treasury	244	211
Proceeds from management stock loan payments	-	159
Purchase of common shares for treasury	(47)	(51)
Net cash provided by (used for) financing activities	933	(3,250)

Effect of foreign exchange rates on cash and cash equivalents	(106)	5
Net increase (decrease) in cash and cash equivalents	(2,355)	522
Cash and cash equivalents at beginning of the period	3,484	1,688
Cash and cash equivalents at end of the period	$1,129	$2,210

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,025	$2,156
Cash paid for income taxes	1,260	465

Non-cash investing and financing activities:
Acquisition of property and equipment through accounts payable	$35	$197

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that ended on November 27, 2010, February 26, 2011, and May 28, 2011 during fiscal 2011.  Under the modified 52/53-week fiscal year, the three quarters ended May 28, 2011 had one less business day than the three quarters ended May 29, 2010.  Unless otherwise noted, references to fiscal years apply to the 12 months ended on August 31 of the specified year.

The results of operations for the quarter and three quarters ended May 28, 2011 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2011, or for any future periods.

At May 28, 2011, the carrying value of our financial instruments approximated their fair values.

During fiscal 2010, we sold the product sales component of our wholly owned subsidiary in Japan.  We determined that the operating results of the Japan product sales component qualified for discontinued operations presentation and we have presented the operating results of this component as discontinued operations for the quarter and three quarters ended May 29, 2010.  The income (loss) recognized from discontinued operations was comprised of the following (in thousands):

	Quarter Ended May 29, 2010	Three Quarters Ended May 29, 2010
Sales	$1,116	$5,097
Gross profit	431	2,230
Income before income taxes	85	988
Income tax provision	(213)	(948)
Income (loss) from discontinued operations, net of tax	$(128)	$40

NOTE 2 – ACCOUNTS RECEIVABLE

During the normal course of business, we may extend credit to our customers for their purchases of our services and products, which results in accounts receivable.  Our trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in the existing accounts receivable balance.  We determine the allowance for doubtful accounts based upon historical write-off experience and current economic conditions, and we review the adequacy of the allowance for doubtful accounts on a regular basis.  Receivable balances past due over 90 days, which exceed a specified dollar amount, are reviewed individually for collectibility.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Activity in our allowance for doubtful accounts was comprised of the following for the three quarters ended May 28, 2011 (in thousands):

Allowance for Doubtful Accounts

Balance at August 31, 2010	$718
Additions: charged to expense	65
Deductions: amounts written off	(50)
Balance at May 28, 2011	$733

Recoveries of amounts previously written off were insignificant during the three quarters ended May 28, 2011.

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	May 28, 2011	August 31, 2010

Finished goods	$4,524	$4,366
Raw materials	141	104
	$4,665	$4,470

NOTE 4 – NEW LINE OF CREDIT AGREEMENT AND TERM LOAN

On March 14, 2011, we entered into an amended and restated secured credit agreement (the Restated Credit Agreement) with our existing Lender.  The Restated Credit Agreement provides a revolving line of credit facility (the Revolving Loan) with a maximum borrowing amount of $10.0 million and a term loan (the Term Loan) with maximum available borrowing of up to $5.0 million.  Both credit facilities may be used for general business purposes.  The key terms and conditions of the Revolving Loan and Term Loan are as follows:

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

The Restated Credit Agreement requires us to be in compliance with specified financial covenants, including (a) a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization, and rental expense) ratio of less than 3.00 to 1.00; (b) a fixed charge coverage ratio greater than 1.5 to 1.0; (c) an annual limit on capital expenditures (not including capitalized curriculum development) of $8.0 million; and (d) a minimum net worth of $67.0 million.  These financial covenants remain substantially unchanged from the previous line of credit amendment financial covenants.  In the event of noncompliance with these financial covenants and other defined events of default, the Lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the Revolving Loan and Term Loan.  At May 28, 2011, we believe that we were in compliance with the terms and covenants applicable to our Restated Credit Agreement.

NOTE 5 – COVEYLINK EARNOUT PAYMENT

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

NOTE 6 – SHARE-BASED COMPENSATION

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  The compensation cost of our share-based compensation plans is included in selling, general, and administrative expenses in the accompanying condensed consolidated income statements.  The total cost of our share-based compensation plans was as follows for the periods presented (in thousands):

	Quarter Ended		Three Quarters Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Stock options	$251	$75	$568	$100
Performance awards	103	131	256	219
Unvested share awards	87	110	292	356
Fully vested share awards	-	-	104	-
Employee stock purchase plan	15	15	44	41
	$456	$331	$1,264	$716

Stock Options

We have an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the fair market value of our common stock on the date of grant.  Information related to our stock option activity during the three quarters ended May 28, 2011 is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price Per Share
Outstanding at August 31, 2010	482,000	$10.86
Granted	250,000	11.25
Exercised	(35,000)	8.00
Forfeited	(20,000)	8.00
Outstanding at May 28, 2011	677,000	$11.24

Options vested and exercisable at May 28, 2011	2,000	$6.56

Although we had previously intended to grant to our Chief Executive Officer (CEO) an option to purchase 500,000 shares of our common stock in fiscal 2010, subsequent to filing our annual report on Form 10-K, we determined that we were not allowed to grant options for more than 250,000 shares in one year.  Therefore, we regard the option grant in 2010 to be for 250,000 shares.  The impact of this oversight was immaterial to the fiscal 2010 financial statements.  During the second quarter of fiscal 2011, the Organization and Compensation Committee (the Compensation Committee) awarded the CEO an additional 250,000 options with the same vesting conditions as the options awarded during fiscal 2010.  Accordingly, the fiscal 2011 award was valued using a Monte Carlo simulation model similar to the valuation model used during fiscal 2010.  The following assumptions were made in estimating the fair value of the stock options awarded to the CEO during fiscal 2011:

Model Input	Value
Grant date share price per share	$8.43
Volatility	59.02%
Dividend yield	0.0%
Risk-free rate	0.7%

The fair value of these stock options was determined to be $0.8 million, which is being amortized over 0.9 years.  The amortization period was defined as the mean time to vest as calculated by the Monte Carlo simulation model.

Performance Awards

The Company has a performance based long-term incentive plan (the LTIP) that provides for annual grants of share-based performance awards to certain managerial personnel and executive management as directed by the Compensation Committee.  During the quarter ended May 28, 2011, there were no significant changes to the 2010 LTIP award and the targeted number of shares to be awarded under the terms of the fiscal 2010 LTIP remains at 182,385 shares.

Unvested Share Awards

Based upon the provisions of our Second Amended and Restated 1992 Stock Incentive Plan, each non-employee member of our Board of Directors is entitled to receive an annual unvested share award equal to $40,000 with a one-year vesting period.  The unvested share awards are granted following our Annual Shareholders’ Meeting each year, which is generally held in January.  The following information applies to our unvested share awards, all of which are held by members of our Board of Directors, as of May 28, 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested share awards at August 31, 2010	97,064	$6.08
Granted	37,960	8.43
Vested	(97,064)	6.08
Forfeited	-	-
Unvested share awards at May 28, 2011	37,960	$8.43

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter and three quarters ended May 28, 2011, a total of 13,772 shares and 38,950 shares were issued to participants in the ESPP.

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

Our effective tax rate for the three quarters ended May 28, 2011 of approximately 69 percent was significantly higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.  We anticipate that these items will add approximately $2.2 million to our income tax provision during fiscal 2011.  However, we expect that our cash paid for income taxes will remain significantly less than our income tax provision during the foreseeable future as we utilize domestic net operating loss carryforwards and other deferred income tax assets.  During the three quarters ended May 28, 2011, we have paid $1.3 million of cash for income taxes compared with reported income tax expense of $4.0 million for the same period.

NOTE 8 – COMPREHENSIVE INCOME

Comprehensive income is based on net income or loss and includes charges and credits to equity accounts that were not the result of transactions with shareholders.  Our comprehensive income was calculated as follows for the periods presented in this report (in thousands):

	Quarter Ended		Three Quarters Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net income	$724	$135	$1,823	$2
Other comprehensive income (loss) items, net of tax:
Foreign currency translation adjustments	89	(90)	328	105
Comprehensive income	$813	$45	$2,151	$107

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

	Quarter Ended		Three Quarters Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations	$724	$263	$1,823	$(38)
Income (loss) from discontinued operations, net of tax	-	(128)	-	40
Net income	$724	$135	$1,823	$2

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding(1)	17,067	16,985	17,030	13,504
Effect of dilutive securities:
Stock options and other share-based awards	11	54	48	-
Common stock warrants(2)	276	-	204	-
Diluted weighted average shares outstanding	17,354	17,039	17,282	13,504

EPS Calculations:
Income (loss) from continuing operations per share:
Basic and diluted	$.04	$.02	$.11	$(.00)

Income (loss) from discontinued operations, net of tax, per share:
Basic and diluted	$.00	$(.01)	$.00	$.00

Net income per share:
Basic and diluted	$.04	$.01	$.11	$.00

(1)
Since we recognized a net loss from continuing operations during the three quarters ended May 29, 2010, our basic weighted average shares for that period excludes 3.4 million shares of common stock held by management stock loan participants that were placed in escrow.

(2)	For the quarter and three quarters ended May 29, 2010, the conversion of 6.2 million common stock warrants is not assumed because such conversion would be anti-dilutive.

At May 28, 2011 and May 29, 2010, we had approximately 0.7 million and 2.1 million stock options outstanding which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of our common shares for the respective periods.  Although these shares were not included in our calculation of diluted EPS, these stock options, and other dilutive securities, may have a dilutive effect on our EPS calculation in future periods if the price of our common stock increases.

NOTE 10 – SEGMENT INFORMATION

Our sales are primarily comprised of training and consulting sales and related products.  Based on the consistent nature of our services and products and the types of customers for these services, we function as a single operating segment.  However, to improve comparability with previous periods, operating information for our U.S./Canada, international, and corporate services operations is presented below.  Our U.S./Canada operations are responsible for the sale and delivery of our training and consulting services in the United States and Canada.  Our international sales group includes the financial results of our foreign offices and royalty revenues from licensees.  Our corporate services information includes leasing income and certain corporate operating expenses.

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

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  There were no significant organizational or structural changes during the quarter or three quarters ended May 28, 2011.  We account for our segment information on the same basis as the accompanying condensed consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)
Quarter Ended May 28, 2011	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization

U.S./Canada	$31,627	$18,774	$3,495	$434	$912
International	8,699	6,881	3,496	211	4
Total	40,326	25,655	6,991	645	916
Corporate and eliminations	571	126	(2,219)	352	-
Consolidated	$40,897	$25,781	$4,772	$997	$916

Quarter Ended May 29, 2010

U.S./Canada	$22,007	$12,855	$679	$448	$926
International	7,664	5,950	2,432	82	3
Total	29,671	18,805	3,111	530	929
Corporate and eliminations	825	399	(1,437)	385	-
Consolidated	$30,496	$19,204	$1,674	$915	$929

Three Quarters Ended May 28, 2011

U.S./Canada	$85,176	$50,677	$8,271	$1,308	$2,754
International	28,862	22,794	11,193	355	12
Total	114,038	73,471	19,464	1,663	2,766
Corporate and eliminations	1,753	497	(6,209)	1,032	-
Consolidated	$115,791	$73,968	$13,255	$2,695	$2,766

Three Quarters Ended May 29, 2010

U.S./Canada	$64,299	$38,258	$3,196	$1,391	$2,821
International	25,448	19,684	7,957	269	10
Total	89,747	57,942	11,153	1,660	2,831
Corporate and eliminations	2,426	1,180	(5,299)	1,241	-
Consolidated	$92,173	$59,122	$5,854	$2,901	$2,831

A reconciliation of operating segment EBITDA to consolidated income (loss) from continuing operations before income taxes is provided below (in thousands):

	Quarter Ended		Three Quarters Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Reportable segment EBITDA	$6,991	$3,111	$19,464	$11,153
Corporate expenses	(2,219)	(1,437)	(6,209)	(5,299)
Consolidated EBITDA	4,772	1,674	13,255	5,854
Depreciation	(997)	(915)	(2,695)	(2,901)
Amortization	(916)	(929)	(2,766)	(2,831)
Income (loss) from operations	2,859	(170)	7,794	122
Interest income	5	2	16	16
Interest expense	(669)	(734)	(2,021)	(2,196)
Income (loss) from continuing operations before income taxes	$2,195	$(902)	$5,789	$(2,058)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Overview

Our third quarter of each fiscal year includes the months of March, April, and May.  The quarter ended May 28, 2011 was our fourth consecutive quarter of significantly improved sales and operating income over prior year results.  For the quarter ended May 28, 2011, our consolidated sales increased $10.4 million, or 34 percent, to $40.9 million compared to $30.5 million in the third quarter of the prior year.  Improved sales produced corresponding improvements in our operating results as we recognized income from operations of $2.9 million compared to a loss from operations of $0.2 million in the same quarter of fiscal 2010.  For the quarter ended May 28, 2011, we recognized pre-tax earnings from continuing operations of $2.2 million compared with a loss from continuing operations before taxes of $0.9 million in the prior year.  Including the impact of income taxes, we recognized net income of $0.7 million ($.04 per diluted share) for the quarter ending May 28, 2011 compared with net income of $0.1 million ($.01 per diluted share) for the quarter ending May 29, 2010.

Consistent with prior quarters in fiscal 2011, our booking pace for future events continues to be strong and our pipeline of booked days and awarded revenue continues to be higher than at the end of the corresponding period of the prior fiscal year.

The primary factors that influenced our operating results for the quarter ended May 28, 2011 were as follows:

•
Sales – Our consolidated sales from continuing operations increased to $40.9 million compared with $30.5 million for the quarter ended May 29, 2010.  Sales increased at all of our U.S./Canadian regional offices, at our government services office, at all but one of our international direct offices, in two of our three national account practices, and from increased book royalties.  Royalty revenue from our international licensee partners also increased compared to the prior year.  Sales improvements during the quarter were broad based and included nearly all of our practices and product lines.

•
Gross Profit – Our gross profit totaled $25.8 million compared to $19.2 million in the quarter ended May 29, 2010 and improved due to increased sales in fiscal 2011.  Our consolidated gross margin, which is gross profit in terms of a percentage of sales, remained consistent with the prior year at 63.0 percent of sales.

•	Operating Costs – Our operating expenses increased by $3.5 million compared to the quarter ended May 29, 2010, which was primarily due to a $3.5 million increase in selling, general, and administrative expenses resulting mainly from increased commissions and bonuses on improved sales and operating results.  Depreciation expense increased slightly compared to the prior year and amortization expense remained flat compared to the third quarter of fiscal 2010.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

The following table sets forth sales data by category and by our primary delivery channels (in thousands):

	Quarter Ended			Three Quarters Ended
	May 28, 2011	May 29, 2010	Percent Change	May 28, 2011	May 29, 2010	Percent Change
Sales by Category:
Training and consulting services	$37,368	$28,597	31	$108,261	$87,005	24
Products	2,958	1,074	175	5,777	2,742	111
Leasing	571	825	(31)	1,753	2,426	(28)
	$40,897	$30,496	34	$115,791	$92,173	26

Sales by Channel:
U.S./Canada direct	$22,535	$15,344	47	$62,643	$43,779	43
International direct	5,319	4,681	14	19,423	16,986	14
International licensees	3,389	2,988	13	9,480	8,474	12
National account practices	5,249	4,230	24	14,011	12,882	9
Self-funded marketing	3,476	2,114	64	7,403	5,874	26
Other	929	1,139	(18)	2,831	4,178	(32)
	$40,897	$30,496	34	$115,791	$92,173	26

Quarter Ended May 28, 2011 Compared to the Quarter Ended May 29, 2010

Sales

We offer a variety of training courses, consulting services, and training related products that are focused on leadership, productivity, strategy execution, sales force performance, trust, and effective communications that are provided both domestically and internationally through our sales force, certified client facilitators, or through international licensee partners.  For the quarter ended May 28, 2011, our consolidated sales increased by $10.4 million compared to the same quarter of fiscal 2010.  The following sales analysis for the quarter ended May 28, 2011 is based on activity through our primary delivery channels:

U.S./Canada Direct – This channel includes our four regional field offices that serve clients in the United States and Canada and our government services group.  During the quarter ended May 28, 2011 we had improved sales performance at all of our offices in this channel, including our government services group.  Sales through our regional sales offices increased by $3.7 million compared with fiscal 2010.  These sales increases were broad based across nearly all of our practices and training programs offered.  Sales through our government services group increased $3.6 million primarily due to contracts with a division of the federal government obtained during the third and fourth quarters of fiscal 2010.  We recognized $4.3 million from these government services contracts during the quarter ended May 28, 2011.  However, due to ongoing budget approval and funding issues at the U.S. federal level, our sales through the government services group may be adversely affected if required government spending legislation is not approved in a timely manner.

International Direct – Our three international offices are located in Australia, Japan, and the United Kingdom.  The increase in international direct sales was primarily due to improved sales in Japan, which increased $0.5 million (on a continuing operations basis) compared to the third quarter of fiscal 2010.  Despite the effects of the devastating earthquake and tsunami that struck northern Japan during March 2011 and caused our office to be closed for two weeks, we were able to recognize improved sales primarily due to increased publishing sales and the favorable impact of translating Yen-denominated sales to U.S. dollars.  Although the natural disaster produced increased cancelations during the quarter, training and consulting sales remained flat compared to the prior year.  We anticipate that the lingering effects of the earthquake and resulting economic weakness may continue to have an adverse impact on our training and consulting service sales in Japan in future periods.  Sales were also up $0.2 million at our office in Australia, and sales decreased slightly in the United Kingdom.

International Licensees – In countries or foreign locations where we do not have an office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  During the quarter ended May 28, 2011, the majority of our larger foreign licensees had increased sales compared to the prior year.  However, civil unrest in some of the countries where our licensees operate, such as Egypt, may have adverse effects on certain licensees’ performance in future periods.

National Account Practices – Our national account practices are comprised of programs that are not typically offered in our regional field offices and include Helping Clients Succeed from the sales performance group, The Leader In Me curriculum designed for students from our education practice, and Winning Customer Loyalty from our customer loyalty practice.  During the quarter ended May 28, 2011, increased sales from the sales performance practice and customer loyalty practice were offset by a $0.1 million decrease in our education practice.  However, we expect education practice sales to increase during our fourth quarter of fiscal 2011 and that education practice revenues will exceed the prior year for both the fourth quarter and full fiscal year.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  The increase in sales was primarily attributable to royalties related to new books.

Other – Our other sales are comprised primarily of leasing sales and shipping and handling revenues.  The decrease in other sales was primarily due to reduced leasing revenues as certain lease contracts at our corporate headquarters expired in prior periods.  We are actively seeking new tenants for available space and believe that we will be successful in attracting new tenants to occupy vacant space at our corporate campus.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  Our consolidated gross profit increased to $25.8 million compared to $19.2 million in the third quarter of fiscal 2010.  The increase in gross profit was attributable to increased sales compared to the prior year.  Our consolidated gross margin remained consistent with the prior year at 63.0 percent of sales.  Increased licensee and book royalties, which have low costs associated with those sales, were offset by increased onsite training programs, which have higher costs than either facilitator or online training program sales.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses increased $3.5 million compared to the prior year.  However, as a percent of sales, our SG&A expenses declined to 51.4 percent for the quarter ended May 28, 2011 compared with 57.5 percent of sales in the prior year.  The increase in SG&A expenses was primarily due to 1) a $2.4 million increase in associate costs primarily resulting from increased commissions and bonuses on improved sales and operating results compared to the prior year; 2) a $0.6 million increase in salaries and related costs resulting primarily from newly hired associates; 3) a $0.2 million increase in travel costs; 4) a $0.1 million increase in share-based compensation costs; and 4) a $0.1 million increase in associate health insurance premiums.

Depreciation and Amortization – Depreciation expense increased by $0.1 million compared to the same quarter of fiscal 2010 primarily due to the write off of leasehold improvements resulting from the relocation of our Japan sales office.  We currently expect depreciation expense to total approximately $3.5 million during fiscal 2011.

Amortization expense from definite-lived intangible assets was consistent with the prior year.  We expect that intangible asset amortization expense will total approximately $3.5 million in fiscal 2011.

Income Taxes

Our effective tax rate for the quarter ending May 28, 2011 of approximately 67 percent was higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.  These items are expected to add approximately $2.2 million to our income tax expense during fiscal 2011.

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

Three Quarters Ended May 28, 2011 Compared to the Three Quarters Ended May 29, 2010

Sales

Our consolidated sales increased $23.6 million, or 26 percent, compared to the first three quarters of fiscal 2010.  The following sales analysis for the three quarters ended May 28, 2011 is based on activity through our primary delivery channels as defined in the discussion for the quarter ended May 28, 2011 compared to the quarter ended May 29, 2010, which precedes this section.

U.S./Canada Direct – For the three quarters ended May 28, 2011, sales increased at all of our direct regional offices and our government services group.  Sales through our government services group increased $11.8 million primarily due to governmental services contracts obtained during the third and fourth quarters of fiscal 2010.  During fiscal 2011, we have recognized $13.5 million from these contracts, which is more than 10 percent of our consolidated sales for fiscal 2011 to date.  Sales through our other regional sales offices also increased, and were up by $7.4 million compared to fiscal 2010.  We continue to be encouraged by the improvement in the sales performance of the U.S./Canadian direct offices and by improvements in our pipeline of booked days and awarded revenue.

International Direct – The increase in international direct sales was primarily due to improved sales in Japan, which increased $2.5 million (on a continuing operations basis) compared to the first three quarters of fiscal 2010.  The increase in Japan sales was attributable to improved publishing sales, the favorable impact of translating sales to U.S. dollars, and improved training sales.  Sales also increased by $0.3 million at our office in Australia.  These increases were partially offset by decreased sales in the United Kingdom.

International Licensees – During the three quarters ended May 28, 2011, the majority of our foreign licensees had increased sales compared to the prior year, which produced a 12 percent increase in licensee royalty revenues during the first three quarters of fiscal 2011.

National Account Practices – For the three quarters ended May 28, 2011, each of our major components of this channel had increased sales compared to the prior year.  Following a slow start to fiscal 2011, the sales performance practice recognized significantly improved sales performance during the third quarter, and we anticipate that all of our national account practices will have increased sales for the full year in fiscal 2011 compared to the prior year.

Self-Funded Marketing – The increase in sales compared to the prior year was primarily due to royalties received during the third quarter of fiscal 2011 for new books.  The increase in book royalties was partially offset by a $0.1 million decrease in public seminar sales resulting from the decision to offer fewer programs.

Other – The decrease in other sales was primarily due to reduced leasing revenues as certain lease contracts at our corporate headquarters expired in prior periods.  We are actively seeking new tenants for available space.

Gross Profit

Our consolidated gross profit for the first three quarters of fiscal 2011 increased to $74.0 million compared to $59.1 million for the same period of fiscal 2011.  For the first three quarters of fiscal 2011, our consolidated gross margin was 63.9 percent of sales compared to 64.1 percent in the prior year.  The slight decrease in gross margin was primarily due to an increase in onsite training days delivered and a decrease in facilitator (training days delivered by client personnel) training days.  Training days delivered by client facilitators generally have higher margins than onsite programs because there are generally no presenter or consultant costs associated with these sales.  In addition, we experienced a shift in our mix of sales to programs and arrangements that had decreased margins.  However, these factors were partially offset by increased international licensee and book royalties.

Operating Expenses

Selling, General and Administrative – Our SG&A expenses increased $7.4 million compared to the prior year.  However, as a percent of sales, SG&A expenses declined to 52.4 percent compared to 57.8 percent of sales in the first three quarters of fiscal 2010.  The increase in SG&A expenses was primarily due to 1) a $4.0 million increase in commissions and bonuses resulting from improved sales and operating results compared to the prior year; 2) a $1.7 million increase in salaries and related costs resulting primarily from the addition of new personnel; 3) a $0.9 million increase in conference costs from our sales and delivery conference, which has been previously held on a smaller scale; 4) a $0.6 million increase in travel expenses; 5) a $0.5 million increase in share-based compensation costs; a 6) $0.3 million increase in research and development costs related to the maintenance and development of training programs and curriculum; and 7) a $0.2 million increase in health insurance premiums.  These increases were partially offset by reductions in costs resulting from the prior year reimbursement of airfare costs previously paid by the Company’s CEO for business travel pursuant to a change in policy approved by the Board of Directors, and bonuses for the income tax consequences resulting from the forgiveness of certain management stock loans.  These costs, which totaled $1.0 million, did not repeat during fiscal 2011.

Depreciation and Amortization – Depreciation expense decreased by $0.2 million compared to the same period of fiscal 2010 primarily due to certain assets becoming fully depreciated.  Amortization expense from definite-lived intangible assets was consistent with the prior year.

Income Taxes

Our income tax expense for the three quarters ended May 28, 2011 totaled $4.0 million compared to a $2.0 million benefit for the three quarters ended May 29, 2010.  The change was due to increased pre-tax income recognized during fiscal 2011 compared to the prior year.  Our effective tax rate for the three quarters ending May 28, 2011 of approximately 69 percent was higher than statutory combined rates primarily due to foreign withholding taxes for which we cannot utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, and actual and deemed dividends from foreign subsidiaries for which we also cannot utilize foreign tax credits.  These items are expected to add approximately $2.2 million to our income tax expense during fiscal 2011.

However, we expect that our cash paid for income taxes will remain significantly less than our income tax provision during the foreseeable future as we utilize domestic net operating loss carryforwards and other deferred income tax assets.  During the three quarters ended May 28, 2011, we paid $1.3 million of cash for taxes.

LIQUIDITY AND CAPITAL RESOURCES

At May 28, 2011 we had $1.1 million of cash and cash equivalents compared to $3.5 million at August 31, 2010, and our net working capital (current assets less current liabilities) increased to $11.5 million at May 28, 2011 compared to $4.6 million at August 31, 2010.  During the first three quarters of fiscal 2011, we used the majority of our available cash to pay contingent business acquisition costs resulting from the acquisition of CoveyLink LLC in fiscal 2009 and to make payments on the outstanding obligation from our line of credit facility, which was contractually reduced to $10.0 million at December 31, 2010.

Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and proceeds from our revolving line of credit facility and new term loan.  On March 14, 2011, we entered into an amended and restated secured credit agreement (the Restated Credit Agreement) with our existing Lender.  The Restated Credit Agreement provides a revolving line of credit facility (the Revolving Loan) with a maximum borrowing amount of $10.0 million and a term loan (the Term Loan) with maximum available borrowing of up to $5.0 million.  Both credit facilities may be used for general business purposes.  The key terms and conditions of the Revolving Loan and Term Loan are as follows:

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

The Restated Credit Agreement requires us to be in compliance with specified financial covenants, including (a) a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization, and rental expense) ratio of less than 3.00 to 1.00; (b) a fixed charge coverage ratio greater than 1.5 to 1.0; (c) an annual limit on capital expenditures (not including capitalized curriculum development) of $8.0 million; and (d) a minimum net worth of $67.0 million.  These financial covenants remain substantially unchanged from the previously amended line of credit financial covenants.  In the event of noncompliance with these financial covenants and other defined events of default, the Lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the Revolving Loan and Term Loan.  At May 28, 2011, we believe that we were in compliance with the terms and covenants applicable to our Restated Credit Agreement.

At May 28, 2011, we had $7.1 million outstanding on the line of credit and $3.7 million drawn on the term loan.  During the first three quarters of fiscal 2011, our average obligation and interest rate were as follows on the line of credit (in thousands, except interest rate).

	Average Daily Balance	Average Monthly Interest Rate
Quarter ended November 27, 2010	$10,984	3.8%
Quarter ended February 26, 2011	4,247	3.8%
Quarter ended May 28, 2011	7,042	2.7%

The decrease in the average monthly interest rate during the quarter ended May 28, 2011 was due to a more favorable interest rate spread obtained from the March 14, 2011 renewal of our revolving line of credit facility.  The average month end interest rate on the term loan during the quarter ended May 28, 2011 was 2.9 percent.

In addition to our $10.0 million line of credit facility and term loan on which we may borrow up to $5.0 million, we have a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 28, 2011.

Cash Flows From Operating Activities

Our cash provided by operating activities totaled $6.2 million for the three quarters ended May 28, 2011 compared to $5.5 million during the first three quarters of fiscal 2010.  The improvement was primarily due to improved operating income compared to the prior year.  Our primary source of cash from operating activities was the sale of services and goods to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for direct costs necessary to conduct training programs, payments for selling, general, and administrative expenses, and payments to suppliers for materials used in products sold.  Our primary uses of cash for working capital included $3.7 million to fund growth in our accounts receivable and $4.5 million of cash used primarily to pay accrued bonuses and commissions from seasonally high amounts at August 31.  As previously mentioned, we have recognized significant sales from contracts obtained through our government services group.  We did not receive any payments on these sales during the quarter ended May 28, 2011, which significantly increased our accounts receivable balance at May 28, 2011.  However, subsequent to May 28, 2011 we received $2.2 million on these receivables and we expect to collect the entire remaining receivable balance in future periods, which should favorably affect our cash flows from operating activities in those periods.

Cash Flows From Investing Activities and Capital Expenditures

During the three quarters ended May 28, 2011, we used $9.4 million of cash for investing activities.  Our primary uses of cash for investing activities included a $5.4 million contingent earnout payment resulting from the acquisition of CoveyLink LLC in fiscal 2009 and additional spending on curriculum development and the purchase of property and equipment in the normal course of business.  We spent $2.0 million during the first three quarters of fiscal 2011 primarily to develop new productivity and leadership offerings.  Our purchases of property and equipment, which totaled $1.9 million, consisted primarily of leasehold improvements and furniture and fixtures at our newly relocated office in Japan, computer software, computer hardware, and other leasehold improvements on certain properties.

Cash Flows From Financing Activities

Net cash provided by financing activities during the three quarters ended May 28, 2011 totaled $0.9 million.  Our primary sources of financing cash were $3.7 million of proceeds drawn from our new term loan facility, as described above, and $0.2 million of cash received from participants in the employee stock purchase plan to purchase shares of our common stock.  These sources of cash were partially offset by a $2.4 million net reduction on our revolving line of credit and $0.5 million for principal payments primarily on our financing obligation.

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

According to the terms of the agreements associated with the sale of the Consumer Solutions Business Unit assets that closed in the fourth quarter of fiscal 2008, we assigned the benefits and obligations relating to the leases of our retail stores to FC Organizational Products (FCOP, and formerly Franklin Covey Products, LLC), an entity of which we own approximately 19 percent.  However, we remain secondarily liable for these leases and may have to fulfill the obligations contained in the lease agreements, including making lease payments, if FCOP is unable to fulfill its obligations pursuant to the terms of the lease agreements.  Any default by FCOP in its lease payment obligations could provide us with certain remedies against FCOP, including potentially allowing us to terminate the master license agreement we entered into with FCOP.  If FCOP is unable to satisfy the obligations contained in the lease agreements, and we are unable to obtain adequate remedies, our results of operations and cash flows may be adversely affected.

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

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services.  For transactions that contain more than one element, we recognize revenue in accordance with the guidance for multiple element arrangements.  On September 1, 2010, we adopted the provisions of FASC 650-25 (formerly EITF 08-1, Revenue Recognition – Multiple Element Arrangements).  This consensus amends existing guidance on multiple element revenue arrangements to improve the ability of entities to recognize revenue from the sale of delivered items that are part of a multiple-element arrangement when other items have not yet been delivered.  One of the previous requirements was that there must be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by vendor-specific objective evidence (VSOE) or third-party evidence (TPE).  The provisions of the new guidance eliminate the requirements that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement that is attributable to items that have already been delivered.  The “residual method” of allocating revenue is thereby eliminated, and entities are required to allocate the arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method.  The adoption of this guidance did not have a material impact on our financial statements during the quarter or three quarters ended May 28, 2011.

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

During the second quarter of fiscal 2011, and in fiscal 2010, we also granted options to purchase shares of our common stock that have a share price, or market based, vesting condition.  As a result, we used a Monte Carlo simulation to determine the fair value of these stock options.  The Monte Carlo option pricing model required the input of subjective assumptions, including items such as the expected term of the options.  If factors change, and we use different assumptions for estimating share-based compensation expense related to future stock option grants, our share-based compensation expense may differ materially from that recorded in the current period.

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

Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at May 28, 2011 would decrease our reported income from operations by approximately $0.1 million.

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.  Inventories are reduced to their fair market value through the use of inventory loss reserves, which are recorded during the normal course of business.

Our inventory loss reserve calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory valuation methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have a materially adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory valuation reserves at May 28, 2011 would decrease our reported income from operations by $0.1 million.

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

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and goodwill balances are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset was generated by the merger with the Covey Leadership Center and has been deemed to have an indefinite life.  This intangible asset is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and international licensee royalties.  Our goodwill at May 28, 2011 was generated by the acquisition of CoveyLink

Worldwide, LLC during the second quarter of fiscal 2009 and the subsequent payment of the first two of five contingent annual earnout payments contained in the acquisition agreement.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales levels, future training and consulting sales activity, anticipated expenses, the adequacy of existing capital resources, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, the seasonality of future sales, expectations about attracting new tenants to occupy vacant space at our corporate campus, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in cash flows from operating activities, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected repayment of our line of credit in future periods, expectations regarding income tax expenses as well as tax assets and credits and the amount of cash expected to be paid for income taxes, estimated capital expenditures, the impact of the Federal budgeting process, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2010, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; continued disruptions, lost or postponed sales, or other impacts resulting from the recent natural disasters in Japan; adverse effects on certain licensee’s performance due to civil unrest in some of the countries where our licensees operate, such as Egypt; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.  During the quarter or three quarters ended May 28, 2011, we did not utilize any foreign currency or interest rate derivative instruments and there were no changes to our debt structure that would have a material impact on our consolidated interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

FRANKLIN COVEY CO.

Date:	July 7, 2011	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer

Date:	July 7, 2011	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer