Form 10-K
period 2011-08-31
FRANKLIN COVEY CO
filed 2011-11-14
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2011.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

         Franklin Covey Co.

(Exact name of registrant as specified in its charter)

Utah	1-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

As of February 26, 2011, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $109.6 million, which was based upon the closing price of $8.07 per share as reported by the New York Stock Exchange.

As of October 31, 2011, the Registrant had 17,735,564 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 27, 2012, are incorporated by reference in Part III of this Form 10-K.

i

PART I

ITEM 1. BUSINESS

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations, results of operations, and other matters that are based on our current expectations, estimates, assumptions, and projections.  Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements.  These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.  Forward-looking statements are based upon assumptions as to future events that might not prove to be accurate.  Actual outcomes and results could differ materially from what is expressed or forecast in these forward-looking statements.  Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed under the section of this report entitled “Risk Factors.”

General

Franklin Covey Co. (we, us, our, the Company, or FranklinCovey) is a leading global provider of training and consulting solutions with over 590 employees worldwide delivering principle-based curriculums and effectiveness tools to our customers.  Our consolidated net sales for the fiscal year ended August 31, 2011 totaled $160.8 million and our shares of common stock are traded on the New York Stock Exchange (NYSE) under the ticker symbol “FC.”

We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service.  To achieve this level of service we operate four regional sales offices in the United States; an office that specializes in sales to governmental entities; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculums and provide services in over 140 other countries and territories around the world.

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

During fiscal 2010, we sold the product sales component of our wholly owned subsidiary in Japan to an unrelated Japan-based paper products company.  The sale closed on June 1, 2010 and the total sale price was JPY 305.0 million, or approximately $3.4 million.  In addition, the sale agreement provides for a three percent passive royalty on annual sales, which is not significant to our operations.  The sale of this division was designed to align our Japanese operations with our overall strategic focus on training and consulting sales.  As a consequence of the sale, we determined that the operating results of the Japan product sales component qualified for discontinued operations presentation and we have presented the operating results of the Japan product sales component as discontinued operations for periods prior to fiscal 2011 presented in this report on Form 10-K.

Services Overview

Our mission is to enable the greatness in people and organizations everywhere.  To that end, we have developed content, tools, and methodologies that are designed to help organizations achieve four outcomes:

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

Our content, tools, and methodologies are organized into key practice areas or product lines, each offering targeted solutions that are designed to drive these four outcomes.  We have divided our curriculums into the following seven major practices:

1.	Leadership

2.	Productivity

3.	Trust

4.	Execution

5.	Sales Performance

6.	Education

7.	Customer Loyalty

Our practices are designed to provide world-class content and delivery, including best-selling books and audio, innovative and widely recognized thought leadership, multiple delivery and teaching methods, a practice-centric focused sales force, and practice-specific marketing support.  These elements allow us to offer our clients training and consulting solutions that are designed to improve individual and organizational behaviors, deliver content that adapts to an organization’s unique needs, and provide meaningful improvements in our client’s business performance.

The following description of our practices and associated curriculums describes what our offerings are designed to provide to our clients.  The description should not be viewed as a warranty or guarantee of results.  Further information about our curriculums and services can be found on our website at www.franklincovey.com.  However, the information contained in, or that can be accessed through, our website does not constitute a part of this annual report.

1.	Leadership

Leadership has a profound impact on performance, and is a key lever that mobilizes teams to produce results.

We help organizations develop leaders who build great teams through these 4 imperatives:

1.	Inspire Trust: Build credibility as a leader so that people will contribute their highest efforts.

2.	Clarify Purpose: Define a clear and compelling purpose that motivates people to offer their best to achieve the organizational goals.

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

The 7 Habits of Highly Effective People®—Signature Program
Based on the principles found in Dr. Stephen R. Covey’s best-selling business book, The 7 Habits of Highly Effective People, this program is designed to drive organizational success by helping participants gain the paradigms and behaviors of effective people.  Participants gain hands-on experience, applying principles that are designed to yield greater productivity, improve communication, strengthen relationships, increase influence, and focus on critical priorities.  Participants learn how to take initiative, identify and balance key priorities, improve interpersonal communication, leverage creative collaboration and problem solving, and build their personal resilience and capability.

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

Leadership: Great Leaders, Great Teams, Great Results™
This comprehensive offering contains the entire core content of FranklinCovey’s Leadership practice.  During the program, leaders learn the 4 Imperatives of Great Leaders and take specific actions to carry them out.  The workshop features videos that present the latest on our own research and thinking, along with the best thinking of other leadership experts including:

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

Leadership Modular Series™
Drawn from the content of our leadership-development program, the Leadership Modular Series comprises seven stand-alone modules that teach imperatives leaders can apply to create a work environment that addresses the needs of the knowledge worker.  For leaders who cannot attend multiple days of training, the Leadership Modular Series lets them focus on one specific leadership competency, three to four hours at a time.

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

Writing Advantage®
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

Presentation Advantage®
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

2.	Productivity

In today’s world of “doing more with less,” workforce productivity and engagement can be a competitive advantage.  Today’s workers and leaders are required to make more decisions every day than ever before while their attention is under unprecedented attack.  Over 350,000 survey respondents report on average that 40 percent of their time is spent on irrelevant activities creating enormous opportunity to improve “human productivity” without increasing human resources.

The 5 Choices to Extraordinary Productivity™
Our new flagship productivity course, The 5 Choices to Extraordinary Productivity, which was launched in Fall of 2011, is designed to provide the in-depth skills, knowledge and attitudes that allow individual contributors, teams and organizations to be able to identify, validate, and act on what’s most important.  Instead of trying to get everything done, participants focus on how to get the right things done.  This discernment enables them to make wiser decisions, harness technology to enhance workflow, and put their finest attention and energy on executing what matters most.

Supported by science and years of experience, this new program is designed to not only produce a measurable increase in productivity, but to also provide a renewed sense of engagement.

3.	Trust

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

4.	Execution

Execution remains one of the toughest challenges organizations face today.  We believe that our Execution practice addresses these challenges.  We work directly with leadership teams to help them clarify the “wildly important goals” that their strategy requires, identify key measures that lead to the achievement of these goals, create clear and compelling scoreboards, and build a culture and cadence of accountability so that the goals are achieved.  Our key execution offerings include:

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

Execution Quotient™ (xQ®) Assessment
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

5.	Sales Performance

We believe that sales performance is about helping clients succeed.  FranklinCovey provides an approach that delivers the “what to do” and “how to do” for mutual seller/buyer benefits.  Through consulting, training, and coaching, our Sales Performance practice helps sales leaders and salespeople act as genuine trusted business advisors who create value and help clients succeed.

Helping Clients Succeed® is a mind-set, skill-set, and tool-set for becoming client-centered.  It is a way of thinking, being, and behaving.  We believe that it removes the stigmas that come with sales, and we believe that it removes the adversarial interplay between sellers and buyers.  It is also a process for creating candid dialogue, fresh thinking, innovative collaboration, insightful decision making, and robust execution—with clients and within an organization.

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

6.	Education

The FranklinCovey Education practice is dedicated to helping educational organizations build the culture that will produce great results. Our offerings address all grade levels and help faculty and students develop the critical leadership and effectiveness skills they will need to succeed in a knowledge-based, networked world.

Primary Education Solutions: The Leader in Me™
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

The Leader in Me process is also designed to help create a common language within a school, built on principle-based leadership skills found in Dr. Stephen R. Covey’s best-selling book The 7 Habits of Highly Effective People, and is designed to produce a holistic school-wide experience for primary school teachers and their classrooms.

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

7.	Winning Customer Loyalty®

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

Delivery Methods

We have multiple methods to deliver our world-class content to our clients that are designed to provide our customers with a learning environment that suits their needs.  Our primary delivery methods include the following:

•	Onsite Presentations
•	Facilitators
•	International Licensees
•	E-Learning
•	Public Workshops
•	Custom Solutions
•	Intellectual Property Licenses
•	Media Publishing

Onsite Presentations

We employ highly talented consultants and presenters to deliver our curriculums in person at client locations.  Based around the world, our consultants represent diverse, global industry experience and can tailor their delivery to meet a client’s precise needs.  Whether the need is for consulting, training, or customized keynote speeches, our consultants can deliver our curriculums to any level of an organization, from the C-suite to a team or department.  We believe that our delivery consultants provide high quality services and are a competitive advantage in the marketplace.

Facilitators

For organizations seeking cost-effective ways to implement solutions involving large populations of managers and frontline workers, FranklinCovey certifies on-site client facilitators to teach our content and adapt it to our client’s organizational needs.  We have over 45,000 client facilitators world-wide who are certified to teach in 41 different content areas.  In order to become a client facilitator, an individual must become certified to teach our curriculums through a two-step process that is designed to ensure that these trained personnel can deliver our content in a professional and meaningful manner.

International Licensees

In foreign countries where we do not have an office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculums to local preferences and customs, if necessary.  Our licensee partners deliver our curriculums and provide services in over 140 other countries and territories around the world.  These licensee partners allow us to deliver the same high quality content to clients that have multinational operations or in countries that have specific cultural requirements.  Our licensee partners pay us a royalty based on the programs and content delivered.

E-Learning

Our E-Learning capabilities bring FranklinCovey to clients in innovative ways that transcend traditional E-learning solutions.  Our primary E-learning platforms are comprised of the following:

FranklinCovey InSights™
We believe that some of the best development happens when leaders teach their own teams.  FranklinCovey InSights represents a paradigm of “Teach to Learn” leadership.  This library of bite-sized, Web-based learning modules is built around our award-winning video presentations that leaders can use to motivate their teams to improve performance.  Designed to address generational learning styles, the modules teach people to see and do things differently, enabling teams to produce better results and make changes over time.

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

The 7 Habits Interactive™ Edition
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

Public Workshops

Each year, we offer a number of training events, primarily in the United States and Canada, which are open to the public.  Prior to the event, we advertise in the geographic region where the event will be held and participants may register for the events in advance.  Interested persons may also search for upcoming workshops based on the desired curriculum and register for these workshops through our website at www.franklincovey.com.  In addition, our curriculums are also taught by certain professional training firms that also offer events to the public.

Custom Solutions

Whether clients need a program customized, or require a new product developed for their organization, our custom solutions department has the process to build the solution.  Customization builds upon our existing content and clients’ unique content by using a specific process to deliver results.  Our five-step process (diagnose, design, develop, deliver, and learn) lowers development costs and strives to improve our clients’ return on investment.

Intellectual Property Licenses

For clients that want to utilize our curriculums in their internal training environments, we offer intellectual property licenses to allow further customization of our content to specific client needs.

Media Publishing

Our Media Publishing practice extends our influence into both traditional publishing and new media channels.  FranklinCovey Media Publishing offers books, e-books, audio products, downloadable and paper-based tools, and content-rich software applications for smart phones and other handheld devices (like the Apple® iPhone®) to consumer and corporate markets.

Industry Information

According to the Training Magazine 2011 Training Industry Survey, the total size of the U.S. training industry is estimated to be $59.7 billion, which is up approximately 13 percent compared to the prior year.  One of our competitive advantages in this highly fragmented industry stems from our fully integrated training curriculums, measurement methodologies, and implementation tools to help organizations and individuals measurably improve their effectiveness.  This advantage allows us to deliver not only training to both corporations and individuals, but also to implement the training through the use of powerful behavior changing tools with the capability to then measure the impact of the delivered training and tools.

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

YEAR ENDED AUGUST 31,	2011	Percent change from prior year	2010	Percent change from prior year	2009

U.S./Canada	$118,420	20	$98,344	18	$83,193
International	40,011	13	35,309	(3)	36,385
Total	158,431	19	133,653	12	119,578
Leasing	2,373	(26)	3,221	(9)	3,556
Consolidated	$160,804	17	$136,874	11	$123,134

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

During fiscal 2011, we recognized $16.8 million in sales from our contracts with a division of the United States federal government, which is more than ten percent of our consolidated revenues for the year.

Competition

We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services comparable with those that we offer.  Competition in the performance skills training and education industry is highly fragmented with few large competitors.  Based upon our fiscal 2011 consolidated sales of $160.8 million, we believe that we are a leading competitor in the organizational training and education market.  Other significant comparative companies in the training and consulting market are Development Dimensions International, CRA International, Inc., Learning Tree International Inc., GP Strategies Corp., American Management Association, Wilson Learning, Forum Corporation, Corporate Executive Board Co., and the Center for Creative Leadership.

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

Given the relative ease of entry in our training market, the number of our competitors could increase, many of whom may imitate existing methods of distribution, or could offer similar products and seminars at lower prices.  Some of these competitors may have greater financial and other resources than us.  However, we believe our curriculum based upon best-selling books, which encompasses relevant high-quality video segments, has become a competitive advantage.  This advantage is strengthened and enhanced by our ability to easily train individuals within organizations to become client facilitators who in turn can effectively relay our curriculums throughout their organization.  Moreover, we believe that we are a market leader in the United States in execution, leadership, and individual effectiveness training, consulting, and products.  Increased competition from existing and future competitors could, however, have a material adverse effect on our sales and profitability.

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

Manufacturing and Distribution

We do not manufacture any of our products.  We purchase our training materials and related products from various vendors and suppliers located both domestically and internationally, and we are not dependent upon any one vendor for the production of our training and related materials as the raw materials for these products are readily available.  We currently believe that we have good relationships with our suppliers and contractors.

During fiscal 2001, we entered into a long-term contract with HP Enterprise Services (HP, formerly Electronic Data Services) to provide warehousing and distribution services for our training products and related accessories.  Our materials are primarily warehoused and distributed from an HP facility located in Des Moines, Iowa.

Trademarks, Copyrights, and Intellectual Property

Our success has resulted in part from our proprietary curriculum, methodologies, and other intellectual property rights.  We seek to protect our intellectual property through a combination of trademarks, copyrights, and confidentiality agreements.  We claim rights for over 450 trademarks in the United States and foreign countries, and we have obtained registration in the United States and many foreign countries for many of our trademarks including FranklinCovey, The 7 Habits of Highly Effective People, Principle–Centered Leadership, The 4 Disciplines of Execution, and The 7 Habits.  We consider our trademarks and other proprietary rights to be important and material to our business.

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

At August 31, 2011, we had 590 associates located in the United States of America, Canada, Japan, the United Kingdom, and Australia.  During fiscal 2001, we outsourced a significant part of our information technology services, customer service, distribution and warehousing operations to HP.  A number of our former employees involved in these operations are now employed by HP to provide those services to FranklinCovey.  None of our associates are represented by a union or other collective bargaining group.  Management believes that its relations with its associates are good and we do not currently foresee a shortage in qualified personnel needed to operate our business.

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

The training and consulting services industry is intensely competitive with relatively easy entry.  Competitors continually introduce new programs and services that may compete directly with our offerings or that may make our offerings uncompetitive or obsolete.  Larger and better capitalized competitors may have superior abilities to compete for clients and skilled professionals, reducing our ability to deliver quality work to our clients.  In addition, one or more of our competitors may develop and implement training courses or methodologies that may adversely affect our ability to sell our curriculums and products to new clients.  Any one of these circumstances could have an adverse effect on our ability to obtain new business and successfully deliver our services.

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and their levels of business activity.

Global economic and political conditions affect our clients’ businesses and the markets in which they operate.  Our financial results are somewhat dependent on the amount that current and prospective clients budget for training.  A serious and/or prolonged economic downturn (or a slow recovery) combined with a negative or uncertain political climate could adversely affect our clients’ financial condition and the amount budgeted for training by our clients.  These conditions may reduce the demand for our services or depress the pricing of those services and have an adverse impact on our results of operations.  Changes in global economic conditions may also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain.  Such economic, political, and client spending conditions are influenced by a wide range of factors that are beyond our control and that we have no comparative advantage in forecasting.  If we are unable to successfully anticipate these changing conditions, we may be unable to effectively plan for and respond to those changes, and our business could be adversely affected.

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

Our line of credit facility requires us to be in compliance with customary non-financial terms and conditions as well as specified financial ratios.  Failure to comply with these terms and conditions or maintain adequate financial performance to comply with specific financial ratios entitles the lender to certain remedies, including the right to immediately call due any amounts outstanding on the line of credit or term loan.  Such events would have an adverse effect upon our business and operations as there can be no assurance that we may be able to obtain other forms of financing or raise additional capital on terms that would be acceptable to us.

Our business could be adversely affected if our clients are not satisfied with our services.

The success of our business model depends significantly on our ability to attract new work from our base of existing clients, as well as new work from prospective clients.  Our business model also depends on the relationships our senior executives and sales personnel develop with our clients so that we can understand our clients’ needs and deliver services and solutions that are specifically tailored to address those needs.  If a client is not satisfied with the quality of work performed by us, or with the type of services or solutions delivered, then we may incur additional costs to remediate the situation, the profitability of that work might be decreased, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client.  In particular, clients that are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date and could direct future business to our competitors.  In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients.

Our profitability could suffer if we are unable to control our operating costs.

Our future success and profitability depend in part on our ability to achieve an appropriate cost structure and to improve our efficiency in the highly competitive services industry in which we compete.  We regularly monitor our operating costs and develop initiatives and business models that are designed to improve our profitability.  Our recent initiatives have included revisions to existing processes and procedures, asset sales, headcount reductions, exiting non-core businesses, and other internal initiatives designed to reduce our operating costs.  If we are unable to achieve targeted business model cost levels and effectively manage our costs, our competitiveness and profitability may decrease.

Our profitability will suffer if we are not able to maintain our pricing and utilization rates.

The profit margin on our services is largely a function of the rates we are able to recover for our services and the utilization, or chargeability, of our trainers, client partners, and consultants.  Accordingly, if we are unable to maintain sufficient pricing for our services or an appropriate utilization rate for our training professionals without corresponding cost reductions, our profit margin and overall profitability will suffer.  The rates that we are able to recover for our services are affected by a number of factors that we may be unable to control, including:

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

Our results of operations and cash flows may be adversely affected if FC Organizational Products LLC is unable to pay the working capital settlement, reimbursable acquisition costs, or reimbursable operating expenses.

According to the terms of the agreements associated with the sale of the consumer solutions business unit (CSBU) assets to FC Organizational Products, LLC (FCOP and formerly Franklin Covey Products) that closed in the fourth quarter of fiscal 2008, we were entitled to receive a $1.2 million payment for working capital delivered on the closing date of the sale and to receive $2.3 million as reimbursement for specified costs necessary to complete the transaction.  Payment for these costs was originally due in January 2009, but we extended the due date of the payment at FC Organizational Products’ request and obtained a promissory note from FCOP for the amount owed, plus accrued interest.

At the time we received the promissory note from FCOP, we believed that we could obtain payment for the amounts owed, based on prior year performance and forecasted financial performance in 2009.  However, the financial position of FCOP deteriorated significantly late in fiscal 2009 and the deterioration accelerated subsequent to August 31, 2009 and throughout fiscal 2010.  As a result of its deteriorating financial position, we reassessed the collectibility of the promissory note.  Based on revised expected cash flows and other operational issues, we determined that the promissory note should be impaired at August 31, 2009.  Accordingly, we recorded a $3.6 million impaired asset charge and reversed $0.1 million of interest income that was recorded during fiscal 2009 from the working capital settlement and reimbursable transaction cost receivables.

We receive reimbursement for certain operating costs, such as warehousing and distribution costs, which are billed to us by third party providers.  At August 31, 2011 and 2010 we had $5.7 million and $5.0 million receivable from FCOP, which have been classified in current assets.  We also owed FCOP $1.2 million and $1.7 million at August 31, 2011 and 2010 for items purchased in the ordinary course of business.  These liabilities were classified in accounts payable in our consolidated balance sheets.  Although FCOP is past due on a portion of its receivables, we believe that we will obtain payment from FCOP for these charges.  However, if FCOP fails to reimburse us for these costs, and we fail to obtain payment on the promissory note, our future cash flows and results of operations will be adversely affected.

Our results of operations and cash flows may be adversely affected if FC Organizational Products LLC is unable to pay its retail store leases.

Based on the terms of the agreements associated with the sale of the CSBU assets, we assigned the benefits and obligations relating to the leases of our retail stores to FCOP, an entity in which we own approximately 19 percent.  However, we remain secondarily liable for these leases and may have to fulfill the obligations contained in the lease agreements, including making lease payments, if FCOP is unable to fulfill its obligations pursuant to the terms of the lease agreements.  Any default by FCOP in its lease payment obligations could provide us with certain remedies against FCOP, including potentially allowing us to terminate the master license agreement.  If FCOP is unable to satisfy the obligations contained in the lease agreements and we are unable to obtain adequate remedies, our results of operations and cash flows may be adversely affected.

If we are unable to attract, retain, and motivate high-quality employees, including training consultants and other key training representatives, we will not be able to compete effectively and will not be able to grow our business.

Our success and ability to grow are dependent, in part, on our ability to hire, retain, and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve our clients and grow our business.  Competition for skilled personnel is intense at all levels of experience and seniority.  To address this competition, we may need to further adjust our compensation practices, which could put upward pressure on our costs and adversely affect our profit margins.  At the same time, the profitability of our business model is partially dependent on our ability to effectively utilize personnel with the right mix of skills and experience to effectively deliver our programs and content.  There is a risk that at certain points in time and in certain geographical regions, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds we require, or that it will prove difficult to retain them in a competitive labor market.  If we are unable to hire and retain talented employees with the skills, and in the locations, we require, we might not be able to deliver our content and services.  If we need to re-assign personnel from other areas, it could increase our costs and adversely affect our profit margins.

In order to retain key personnel, we continue to offer a variable component of compensation, the payment of which is dependent upon our sales performance and profitability.  We adjust our compensation levels and have adopted different methods of compensation in order to attract and retain appropriate numbers of employees with the necessary skills to serve our clients and grow our business.  We may also use share-based performance incentives as a component of our executives’ compensation, which may affect amounts of cash compensation.  Variations in any of these areas of compensation may adversely impact our operating performance.

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

We have offices in Australia, Japan, and the United Kingdom.  We also have licensed operations in numerous other foreign countries.  As a result of these foreign operations and their impact upon our results of operations, we are subject to a number of risks, including:

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

Our sales outside of the United States totaled $45.1 million, or 28 percent of total sales, for the year ended August 31, 2011.  If our international operations grow and become a larger component of our overall financial results, our revenues and operating results may be adversely affected when the dollar strengthens relative to other currencies and may be favorably affected when the dollar weakens.  In order to manage a portion of our foreign currency risk, we make limited use of foreign currency derivative contracts to hedge certain transactions and translation exposure.  However, there can be no guarantee that our foreign currency risk management strategy will be effective in reducing the risks associated with foreign currency transactions and translation.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.

Because we provide services to clients in many countries, we are subject to numerous, and sometimes conflicting, regulations on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy, and labor relations.  Violations of these regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business, and damage to our reputation.  Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information, and allegations by our clients that we have not performed our contractual obligations.  Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may be insufficient to protect our rights.

In many parts of the world, including countries in which we operate, practices in the local business community might not conform to international business standards and could violate anticorruption regulations, including the United States Foreign Corrupt Practices Act, which prohibits giving anything of value intended to influence the awarding of government contracts.  Although we have policies and procedures to ensure legal and regulatory compliance, our employees, licensee operators, and agents could take actions that violate these requirements.  Violations of these regulations could subject us to criminal or civil enforcement actions, including fines and suspension or disqualification from United States federal procurement contracting, any of which could have an adverse effect on our business.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

Our financial success depends, in part, upon our ability to protect our proprietary curriculums and other intellectual property.  The existing laws of some countries in which we provide services might offer only limited protection of our intellectual property rights.  To protect our intellectual property, we rely upon a combination of confidentiality policies, nondisclosure and other contractual arrangements, as well as patent, copyright, and trademark laws.  The steps we take in this regard may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights, especially in foreign jurisdictions.

The loss of proprietary curriculums or the unauthorized use of our intellectual property may create greater competition, loss of revenue, adverse publicity, and may limit our ability to reuse that intellectual property for other clients.  Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future engagements.

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

The occurrences or conditions described above could affect not only our business with the particular governmental agency involved, but also our business with other agencies of the same or other governmental entities.  Additionally, because of their visibility and political nature, governmental projects may present a heightened risk to our reputation.  Any of these factors could have an adverse effect on our business or our results of operations.

If we are unable to collect our accounts receivable on a timely basis, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for services performed.  We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles.  We maintain allowances against our receivables and unbilled services that we believe are adequate to reserve for potentially uncollectible amounts.  However, actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances.  In addition, there is no guarantee that we will accurately assess the creditworthiness of our clients.  Macroeconomic conditions could also result in financial difficulties for our clients, and as a result could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or not pay their obligations to us.  Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our invoiced revenues.  If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows may be adversely affected.

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

At August 31, 2011 we had $61.7 million of intangible assets, which were primarily generated from the fiscal 1997 merger with the Covey Leadership Center, and $9.2 million of goodwill, which was generated by the fiscal 2009 acquisition of CoveyLink Worldwide LLC and the payment of subsequent contingent earnout payments.  Our intangible assets are evaluated for impairment based upon cash flows (definite-lived intangible assets) and estimated royalties from revenue streams (indefinite-lived intangible assets).  Our goodwill is evaluated by comparing the fair value of the reporting unit to the carrying value of the goodwill balance.  Our intangible assets, goodwill, and other long-term assets may become impaired if the corresponding cash flows associated with these assets declines in future periods or if our market capitalization declines significantly in future periods.  Although our current sales, cash flows, and market capitalization are sufficient to support the carrying basis of these long-lived assets, if our sales, cash flows, or common stock price decline, we may be faced with significant asset impairment charges that would have an adverse impact upon our results of operations.

Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services.

If we fail to meet our contractual obligations, fail to disclose our financial or other arrangements with our business partners, or otherwise breach obligations to clients, we could be subject to legal liability.  We may enter into non-standard agreements because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines.  We may also find ourselves committed to providing services that we are unable to deliver or whose delivery will cause us financial loss.  If we cannot, or do not, perform our obligations, we could face legal liability, and our contracts might not always protect us adequately through limitations on the scope of our potential liability.  If we cannot meet our contractual obligations to provide services, and if our exposure is not adequately limited through the terms of our agreements, then we might face significant legal liability, and our business could be adversely affected.

We may need additional capital in the future, and this capital may not be available to us on favorable terms or at all.

We may need to raise additional funds through public or private debt offerings or equity financings in order to:

•	Develop new services, programs, or offerings
•	Take advantage of opportunities, including expansion of the business
•	Respond to competitive pressures

At August 31, 2011 our line of credit has a remaining maturity of less than one year.  In order to obtain a more favorable interest rate on our line of credit facility, the credit facility requires an annual renewal.  We currently believe that we will be successful in obtaining a new or extended line of credit from our existing lender prior to the expiration of the current credit facility in March 2012 to ensure available liquidity in future periods.  Additional potential sources of liquidity include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  However, no assurance can be provided that we will obtain a new or extended line of credit or obtain additional financing from other sources on terms that would be acceptable to us.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.  If we are unsuccessful in obtaining a renewal or extension of our line of credit, or additional financing, we believe that cash flows from operations combined with a number of initiatives we would implement in the months preceding the due date will create sufficient liquidity to pay down any outstanding balance on the line of credit.  These initiatives include deferral of capital purchases for externally developed curriculum and uncommitted capital expenditures; deferral of executive team compensation; deferral of certain related party contractual royalties and earnout payments; substantial reduction of associate salaries; reduction of operating expenses, including non-critical travel; and deferral of payments to other vendors in order to generate sufficient cash.  However, there can be no assurance that we will successfully implement these initiatives.

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

We are dependent on information technology networks and systems to process, transmit, and store electronic information and to communicate among our locations around the world and with our clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information.  We are also required at times to manage, utilize, and store sensitive or confidential client or employee data.  As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the various U.S. federal and state laws governing the protection of individually identifiable information.  If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines, and/or criminal prosecution.  Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud, or misappropriation could damage our reputation and cause us to lose clients.

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

Our sales office in Japan is located in Tokyo and was slightly damaged by the recent natural disasters that occurred in that country.  Our associates were unharmed, but continued disruptions from damaged transportation and concerns over radiation levels from damaged nuclear reactors have caused significant interruptions to the business climate in Japan.  Although we are currently unable to estimate the financial impact of these disasters on our business (from lost or postponed sales) we anticipate that these conditions may have an adverse impact upon our operations in Japan in future periods, depending upon the timeliness of the resolution of these business environment issues.

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

In addition, the stock market has recently experienced substantial price and volume fluctuations that have impacted our stock and other equity issues in the market.  These factors, as well as general investor concerns regarding the credibility of corporate financial statements, may have an adverse effect upon our stock price in the future.

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

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud.  Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.  If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results may be harmed and we could fail to meet our financial reporting obligations.

New or more stringent governmental regulations could adversely affect our business.

Increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change may result in increased compliance costs and other financial obligations for us.  We rely on the ability of our consultants and salespeople to travel to client destinations using automobiles and jet aircraft, which use fossil fuels.  Legislation, regulation, or additional taxes affecting the cost of these inputs could adversely affect our profitability.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Salt Lake City, Utah and as of August 31, 2011, all of the facilities used in our operations are leased.  Our leased facilities primarily consist of sales and administrative offices both in the United States and various countries around the world.  We also lease warehouse and distribution space at independent facilities in certain foreign countries.  Our corporate headquarters lease is accounted for as a financing arrangement and all other facility lease agreements are accounted for as operating leases that expire at various dates through the year 2025.

Corporate Facilities
Corporate Headquarters and Administrative Offices:
Salt Lake City, Utah (7 buildings)

U.S./Canada Sales Offices
Regional Sales Offices:
United States (4 locations)

Administrative Offices:
United States (2 locations)

International Facilities
International Administrative/Sales Offices:
Australia (3 locations)
England (1 location)
Japan (1 location)

International Distribution Facilities:
Australia (1 location)
England (1 location)
Japan (1 location)
New Zealand (1 location)

During fiscal 2011, we moved our international office in Japan to a new location, which we anticipate will reduce our office lease expense in Japan.  There were no other significant changes to our properties during fiscal 2011.  We consider our existing facilities to be in good condition and suitable for our current and anticipated level of operations in the upcoming fiscal year.

A significant portion of our corporate headquarters campus located in Salt Lake City, Utah is subleased to several unrelated entities.

ITEM 3.  LEGAL PROCEEDINGS

On April 20, 2010, Moore Wallace North America, Inc. doing business as TOPS filed a complaint against FC Organizational Products, LLC (formerly Franklin Covey Products, LLC) in the Circuit Court of Cook County, Illinois, for breach of contract.  The complaint also named us as a defendant and alleged that we should be liable for FC Organizational Products’ debts under the doctrine of alter ego or fraudulent transfer.  We are still in the early stages of this litigation and any potential liability is not currently estimable.  We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

The Company is also the subject of certain other legal actions, which we consider routine to our business activities.  At August 31, 2011, we believe that, after consultation with legal counsel, any potential liability to the Company under these other actions will not materially affect our financial position, liquidity, or results of operations.

ITEM 4.  RESERVED

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “FC.”  The following table sets forth the high and low sale prices per share for our common stock, as reported by the NYSE, for the fiscal years ended August 31, 2011 and 2010.

	High	Low
Fiscal Year Ended August 31, 2011:
Fourth Quarter	$12.15	$7.56
Third Quarter	9.50	6.91
Second Quarter	9.55	7.26
First Quarter	9.30	6.06

Fiscal Year Ended August 31, 2010:
Fourth Quarter	$7.52	$5.35
Third Quarter	8.19	5.75
Second Quarter	6.39	5.06
First Quarter	6.44	4.76

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2011 or 2010.  We currently anticipate that we will retain all available funds to repay our loan obligations, finance future growth and business opportunities, and to purchase shares of our common stock.

As of October 31, 2011, the Company had 17,735,564 shares of common stock outstanding, which were held by 702 shareholders of record.

Purchases of Common Stock

The following table summarizes the purchases of our common stock during the fiscal quarter ended August 31, 2011:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
May 29, 2011 to July 2, 2011	-		$-	none	$2,413

July 3, 2011 to July 30, 2011	-		-	none	2,413

July 31, 2011 to August 31, 2011	71	(2)	11.40	none	2,413	(1)

Total Common Shares	71		$11.40	none

(1)
In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock.  All previous authorized common stock purchase plans were canceled.  Following the approval of this common stock purchase plan, we have purchased a total of 1,009,300 shares of our common stock for $7.6 million through August 31, 2011 under the terms of this plan, which does not have an expiration date.

(2)
These shares were acquired from a former employee who approached us regarding a purchase transaction.  The shares were valued using the closing share price of our common stock on the date of the transaction.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return indexed to August 31, 2006, calculated on a dividend reinvested basis, for the five fiscal years ended August 31, 2011 for Franklin Covey Co. common stock, the S&P SmallCap 600 Index, and the S&P Commercial & Professional Services Index.  We were previously included in the S&P 600 SmallCap Index and were assigned to the S&P Diversified Commercial and Professional Services Index within the S&P 600 SmallCap Index.  However, during fiscal 2009, the Diversified Commercial Services Index was discontinued, and we have determined that the S&P 600 Commercial & Professional Services Index is appropriate for comparative purposes.  We are no longer a part of the S&P 600 SmallCap Index, but we believe that the S&P 600 SmallCap Index and the Commercial and Professional Services Index continue to provide appropriate benchmarks with which to compare our stock performance.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related footnotes as found in Item 8 of this report on Form 10-K.

In the fourth quarter of fiscal 2010, we sold the product sales component of our wholly owned subsidiary in Japan to an unrelated Japan-based paper products company.  We determined that the operating results of the Japan product sales component qualified for discontinued operations presentation and we have presented the operating results of the Japan product sales component as discontinued operations for all periods prior to fiscal 2011 that are presented in this report and have adjusted the financial statement information presented below to be consistent with the discontinued operations presentation.

During fiscal 2008, we sold substantially all of the assets of our CSBU, which was primarily responsible for the sale of our products to consumers, to FC Organizational Products, LLC (formerly Franklin Covey Products).  Based upon applicable accounting guidance, the operations of the CSBU did not qualify for discontinued operations presentation, and therefore, no prior periods were adjusted to reflect the sale of the CSBU assets.

August 31,	2011	2010	2009	2008	2007
In thousands, except per share data

Income Statement Data:
Net sales	$160,804	$136,874	$123,134	$252,074	$276,660
Income (loss) from operations	11,112	4,038	(11,840)	14,204	16,133
Net income (loss) from continuing operations before income taxes	8,446	1,180	(14,862)	11,278	13,714
Income tax benefit (provision)	(3,639)	(2,484)	3,814	(6,738)	(7,172)
Income (loss) from continuing operations	4,807	(1,304)	(11,048)	4,540	6,542
Income from discontinued operations, net of tax	-	548	216	987	923
Gain on sale of discontinued operations, net of tax	-	238	-	-	-
Net income (loss)	4,807	(518)	(10,832)	5,527	7,465
Net income (loss) available to common shareholders(1)	4,807	(518)	(10,832)	5,527	5,250

Earnings (loss) per share:
Basic	$.28	$(.04)	$(.81)	$.28	$.27
Diluted	.27	(.04)	(.81)	.28	.26

Balance Sheet Data:
Total current assets	$52,056	$50,278	$40,142	$66,661	$69,653
Other long-term assets	9,353	9,396	11,608	11,768	14,542
Total assets	151,427	149,005	143,878	177,677	196,181

Long-term obligations	39,859	32,988	32,191	38,762	35,178
Total liabilities	72,111	77,970	74,874	99,500	95,476

Shareholders’ equity	79,316	71,035	69,004	78,177	100,705

(1)	During fiscal 2007, we redeemed all remaining outstanding shares of preferred stock at its liquidation preference of $25 per share plus accrued dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis is intended to provide a summary of the principal factors affecting the results of operations, liquidity and capital resources, contractual obligations, and the critical accounting policies of Franklin Covey Co. (also referred to as the Company, we, us, our, and Franklin Covey) and subsidiaries.  This discussion and analysis should be read together with our consolidated financial statements and related notes, which contain additional information regarding the accounting policies and estimates underlying our financial statements.  Our consolidated financial statements and related notes are presented in Item 8 of this report on Form 10-K.

BUSINESS OVERVIEW

Franklin Covey is a leading global provider of training and consulting services with 590 employees worldwide that deliver principle-based curriculums and effectiveness tools to our customers.  Our training, consulting services, books, and related accessories are designed to help organizations and individuals transform the way they conduct their business and personal lives to enable them to achieve greatness.  We have divided our curriculums into the following seven major categories, or practices:

•	Leadership
•	Productivity
•	Trust
•	Execution
•	Sales Performance
•	Education
•	Customer Loyalty

Our practices are designed to provide world-class content and delivery, including best-selling books and audio, innovative and widely recognized thought leadership, multiple delivery and teaching methods, a practice-centric focused sales force, and practice-specific marketing support.  These elements allow us to offer our clients training and consulting solutions that are designed to improve individual and organizational behaviors, deliver content that adapts to an organization’s unique needs, and provide meaningful improvements in our client’s business performance.

We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service.  To achieve this level of service, we operate four regional sales offices in the United States; operate wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculums and provide services in over 140 other countries and territories around the world.  Our services and products are available through professional consulting services, training on-site at client locations by Franklin Covey consultants, training on-site at client locations by client employees who have been certified to deliver our content (facilitators), international licensees, public workshops, and through a series of offerings delivered via the Internet.  These offerings are described in further detail on our web site at www.franklincovey.com.  The information contained in, or that can be accessed through, our website does not constitute a part of this annual report.  We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People and its execution process, The 4 Disciplines of Execution.

We believe that our internal, or organic, growth and continued innovation with respect to our content and curriculums are the foundation of our long-term strategic plan.  Each year we invest significantly in the development and enhancement of our existing content and to develop new services, features, and products.  During the fall of 2011, we introduced a new productivity course entitled The 5 Choices to Extraordinary Productivity, which is based on scientific research and years of experience and that is designed to produce a measurable increase in personal and organizational productivity.  We expect to continue the introduction of new or refreshed content and delivery methods and consider them key to our long-term success.

Other key factors that influence our operating results include the number of organizations that are active customers; the number of people trained within those organizations; the availability of budgeted training spending at our clients and prospective clients, which is significantly influenced by general economic conditions; and our ability to manage operating costs necessary to develop and provide meaningful training and related products to our clients.

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2011, fiscal 2010, and fiscal 2009 refer to the twelve-month periods ended August 31, 2011, 2010, and 2009 and so forth.

RESULTS OF OPERATIONS

Overview of the Fiscal Year ended August 31, 2011

Our fiscal 2011 financial results marked the second consecutive year of significant improvement over prior year results.  During fiscal 2011 we continued to experience broad-based improvements in our training and consulting sales at nearly all of our regional offices and directly owned international offices as well as from most of our international licensees.  Nearly all of our major practices and content groups had increased sales and we believe that our ongoing investments in curriculum development and increasing the size of our sales force will help us maintain this favorable momentum.

For the fiscal year ended August 31, 2011, our consolidated sales increased 17 percent to $160.8 million compared with $136.9 million in fiscal 2010.  Increased sales and continued strong gross margins contributed to improved operating results in fiscal 2011 as we recognized income from operations of $11.1 million compared with $4.0 million in the prior year.  Our income before the provision for income taxes was $8.4 million, a $7.2 million improvement over the $1.2 million recognized in fiscal 2010.  We recorded a $3.6 million income tax provision during fiscal 2011 compared with $2.5 million in fiscal 2010, primarily due to increased pre-tax earnings.  These improvements contributed to our improvement in net income, which totaled $4.8 million, or $0.27 per diluted share, in fiscal 2011 compared to a net loss of $0.5 million, or ($0.04) per share in fiscal 2010.

The following information is intended to provide an overview of the primary factors that influenced our financial results for the fiscal year ended August 31, 2011:

•
Sales – Our consolidated sales from continuing operations increased $23.9 million, or 17 percent, compared to fiscal 2010.  Sales increased at all of our U.S./Canadian regional offices, at our government services office, at all but one of our international direct offices, in two of our three national account practices, and from increased book royalties.  Royalty revenue from our international licensee partners also increased compared to the prior year.  Sales improvements during the fiscal year were broad based and included nearly all of our practices and product lines.

•
Gross Profit – Consolidated gross profit increased to $103.5 million in fiscal 2011 compared to $89.1 million in fiscal 2010 primarily due to increased sales as described above.  Our gross margin, which is gross profit stated as a percentage of sales, decreased slightly to 64.3 percent compared with 65.1 percent in fiscal 2010.

•
Operating Costs – Our operating costs increased by $7.3 million compared to fiscal 2010, which was the net result of a $7.7 million increase in selling, general, and administrative costs; a $0.2 million decrease in amortization expense; and a $0.1 million decrease in depreciation expense.

Further details regarding these items can be found in the comparative analysis of fiscal 2011 to fiscal 2010 as discussed within this management’s discussion and analysis.

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items through income or loss before income taxes in our consolidated statements of operations:

YEAR ENDED AUGUST 31,	2011	2010	2009
Sales:
Training and consulting services	93.9%	94.6%	93.3%
Products	4.6	3.1	3.8
Leasing	1.5	2.3	2.9
Total sales	100.0	100.0	100.0

Cost of sales:
Training and consulting services	32.3	32.1	33.1
Products	2.3	1.6	2.1
Leasing	1.1	1.2	1.6
Total cost of sales	35.7	34.9	36.8
Gross profit	64.3	65.1	63.2

Selling, general, and administrative	53.0	56.7	61.6
Depreciation	2.2	2.7	3.6
Amortization	2.2	2.7	3.0
Restructuring costs	-	-	1.7
Impairment of assets	-	-	2.9
Total operating expenses	57.4	62.1	72.8
Income (loss) from operations	6.9	3.0	(9.6)
Interest income	0.0	0.0	0.0
Interest expense	(1.6)	(2.1)	(2.5)
Income (loss) from continuing operations before income taxes	5.3%	0.9%	(12.1)%

FISCAL 2011 COMPARED TO FISCAL 2010

Sales

The following table sets forth sales data from continuing operations by category and by our primary delivery channels (in thousands):

YEAR ENDED AUGUST 31,	2011	Percent change from prior year	2010	Percent change from prior year	2009
Sales by Category:
Training and consulting services	$150,976	17	$129,462	13	$114,910
Products	7,455	76	4,226	(9)	4,668
Leasing	2,373	(26)	3,186	(10)	3,556
	$160,804	17	$136,874	11	$123,134

Sales by Channel:
U.S./Canada direct	$85,397	24	$68,695	6	$64,637
International direct	27,464	13	24,228	(5)	25,505
International licensees	12,590	14	11,092	2	10,880
National account practices	22,780	17	19,447	175	7,066
Self-funded marketing	9,013	12	8,075	(19)	9,954
Other	3,560	(33)	5,337	5	5,092
	$160,804	17	$136,874	11	$123,134

The following analysis of our sales performance for the fiscal year ended August 31, 2011 is based on activity through our primary delivery channels as shown above.

U.S./Canada Direct – This channel includes our four regional field offices that serve clients in the United States and Canada and our government services group.  During fiscal 2011 we had increased sales at all of our offices in this channel, including our government services group.  Sales through our regional sales offices increased by $8.4 million compared with fiscal 2010.  These sales increases were broad based across nearly all of our practices and training programs offered.  Sales through our government services group increased $8.3 million primarily due to contracts with a division of the federal government obtained during the third and fourth quarters of fiscal 2010.  We recognized $16.8 million from these government services contracts during fiscal 2011, which is more than ten percent of our consolidated revenues for the year.  Looking forward, our pipeline of booked days and awarded revenue continues to be strong and exceeded the prior year at August 31, 2011.

International Direct – Our three international offices are located in Australia, Japan, and the United Kingdom.  The improvement in international direct sales was primarily due to increased sales in Japan, which increased $3.3 million (on a continuing operations basis) compared to fiscal 2010.  Despite the effects of the devastating earthquake and tsunami that struck northern Japan during March 2011 and caused our office to be closed for two weeks, we were able to recognize improved sales primarily due to increased publishing sales and the favorable impact of translating Yen-denominated sales to U.S. dollars.  Although the natural disaster produced increased cancelations during the fiscal year, training and consulting sales remained flat compared to the prior year.  We anticipate that the lingering effects of the earthquake and resulting economic weakness may continue to have an adverse impact on our training and consulting service sales in Japan in future periods.  Sales were also up $0.5 million at our office in Australia, and sales decreased by $0.6 million at our office in the United Kingdom.

International Licensees – In countries or foreign locations where we do not have an office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculums to local preferences and customs, if necessary.  During fiscal 2011, the majority of our larger foreign licensees had increased sales compared to the prior year, which resulted in a $1.4 million increase in licensee royalty revenues.  However, continued civil unrest and economic uncertainty in some of the countries where our licensees operate may have adverse effects on certain licensees’ performance in future periods.

National Account Practices – Our national account practices are comprised of programs that are not typically offered in our regional field offices and include Helping Clients Succeed from the sales performance group, The Leader In Me curriculum designed for students from our education practice, and Winning Customer Loyalty from our customer loyalty practice.  During 2011, we had increased sales in each of the national account practices, which was led by a $1.6 million increase from our education practice.  We continue to be encouraged by the growth and client acceptance of our national account practice curriculums as we move into fiscal 2012.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches through our speakers’ bureau.  The increase in sales was primarily attributable to royalties related to new books.  However, with the retirement of Dr. Stephen R. Covey from public speaking engagements during late fiscal 2011, we anticipate that overall speaking presentation revenues may decline in future periods.

Other – Our other sales are comprised primarily of leasing sales and shipping and handling revenues.  The decrease in other sales was primarily due to reduced leasing revenues as certain lease contracts at our corporate headquarters expired in prior periods.  We are actively seeking new tenants for available space and have entered into new leasing arrangements during the fourth quarter of fiscal 2011 that will improve our revenues from leasing office space on our headquarters campus in future periods.

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

Our consolidated gross profit increased to $103.5 million in fiscal 2011 compared to $89.1 million in the prior fiscal year.  This increase was due to significantly improved sales during fiscal 2011.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, was 64.3 percent of sales in fiscal 2011 compared to 65.1 percent in the prior year.  The slight decrease in gross margin was primarily due to margins on a government services contract that included intellectual property that occurred in the fourth quarter of fiscal 2010 that did not repeat in the current year, increased sales of training programs that have higher costs, and decreased facilitator sales.  These factors were partially offset by increased international licensee royalty revenues.

Operating Expenses

Selling, General and Administrative – Our SG&A expenses increased $7.7 million compared with fiscal 2010.  However, as a percent of sales, SG&A expenses declined to 53.0 percent compared to 56.7 percent of sales in the prior year.  The increase in SG&A expenses was primarily due to 1) a $2.4 million increase in commissions and bonuses resulting from improved sales and financial results compared to the prior year; 2) a $2.3 million increase in salaries and related costs resulting primarily from the addition of new personnel; 3) a $1.7 million increase in share-based compensation costs primarily from awards granted during the fourth quarter of fiscal 2011; 4) a $0.9 million increase in conference costs from our sales and delivery conference, which has been previously held on a smaller scale; 5) a $0.8 million increase in travel expenses; and a 6) $0.3 million increase in research and development costs related to the maintenance and development of training programs and curriculum.  These increases were partially offset by reductions in costs resulting from the prior year reimbursement of airfare costs previously paid by our CEO for business travel pursuant to a change in policy approved by the Board of Directors, and bonuses for the income tax consequences resulting from the forgiveness of certain management stock loans.  These costs, which totaled $1.0 million, did not repeat during fiscal 2011.

Depreciation – Depreciation expense decreased slightly by $0.1 million compared to the prior year.  Based upon anticipated capital asset acquisitions in fiscal 2012 and previous depreciation expense levels, we expect depreciation expense to total approximately $2.7 million during fiscal 2012.

Amortization – Amortization expense from definite-lived intangible assets decreased $0.2 million due to the full amortization of certain intangible assets in the fourth quarter of fiscal 2011.  As a result, we currently expect that intangible asset amortization expense will decrease and will total approximately $2.5 million in fiscal 2012.

Income Taxes

Our effective tax rate for fiscal 2011 of approximately 43 percent was somewhat higher than statutory combined rates primarily due to taxable interest income on outstanding management common stock loans and the effects of uncertain tax positions.  These increases in our effective rate were partially offset by the benefit of foreign tax credits in excess of the tax on income taxed both by U.S. and foreign jurisdictions.

We paid significant amounts of withholding tax on foreign royalties during fiscal 2011 and fiscal 2010.  We also recognized taxable income on repatriated earnings from foreign income that are taxed in both foreign and domestic jurisdictions.  During fiscal 2011, we concluded that domestic foreign tax credits will be available to offset our fiscal 2011 foreign withholding taxes and taxes on foreign dividends.  However, for fiscal 2010 we concluded that domestic foreign tax credits were not available to offset such taxes.

We expect that our cash paid for income taxes will remain significantly less than our income tax provision during the foreseeable future as we utilize domestic net operating loss carryforwards, foreign tax credit carryforwards, and other deferred income tax assets.

FISCAL 2010 COMPARED TO FISCAL 2009

Sales

Our consolidated sales increased by $13.7 million, or 11 percent, compared to fiscal 2009.  The following analysis of our sales performance for the fiscal year ended August 31, 2010 is based on activity through our primary delivery channels as described above.

U.S./Canada Direct –  During fiscal 2010, we had improved sales performance in this channel primarily due to increased sales from our government services group, improved sales at three of our four regional offices, increased revenue per training day, and decreased cancellation rates compared to fiscal 2009.  Sales through our government services group increased primarily due to governmental service contracts obtained during the fourth quarter of fiscal 2010.  We recognized $6.7 million from these contracts during the fourth quarter of fiscal 2010.  Sales through our regional sales offices increased $2.9 million compared to fiscal 2009.

International Direct – The decrease in international direct sales was due to reduced sales in Japan, which declined $4.9 million (on a continuing operations basis) compared to fiscal 2009.  This decrease was partially offset by sales increases in Australia and the United Kingdom.  Sales in Japan were impacted by a $0.8 million intellectual property sale in fiscal 2009 that did not repeat in fiscal 2010 and by prevailing economic conditions in that country.

International Licensees – During the fiscal year ended August 31, 2010, nearly all of our foreign licensees had increased sales compared to the prior year.

National Account Practices – During fiscal 2010, each of our major components of this channel had increased sales compared to the prior year.

Self-Funded Marketing – The decrease in sales was primarily due to decreased speeches delivered and reduced public program sales resulting from the decision to offer fewer programs during the fiscal year.

Other – The decrease in other sales was primarily due to reduced leasing revenues as certain lease contracts at our corporate headquarters expired.

Gross Profit

Our consolidated gross profit from continuing operations increased to $89.1 million in fiscal 2010 compared to $77.9 million in fiscal 2009, which was due to increased sales in fiscal 2010.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, was 65.1 percent of sales in fiscal 2010 compared to 63.2 percent in fiscal 2009.

Gross margin on our training and consulting sales, which represented approximately 95 percent of our consolidated sales in fiscal 2010, was 66.1 percent compared to 64.5 percent in fiscal 2009.  The increase was primarily due to sales from a government services contract that included intellectual property licenses, which typically have higher margins than other types of training and consulting sales; increased international licensee royalty revenues, which have virtually no cost of sales; and an increase in training and consulting sales as a percent of our consolidated sales as training and consulting sales generally have higher gross margins than product or leasing sales.

Operating Expenses

Selling, General and Administrative – Our SG&A expenses increased by $1.8 million compared to fiscal 2009.  However, as a percent of sales, consolidated SG&A expense decreased to 56.7 percent of sales in fiscal 2010 compared to 61.6 percent in the prior year.  The increase in SG&A expenses was primarily due to increased sales and the corresponding increase in commissions, severance costs, reimbursement of airfare costs previously paid by our CEO for business travel, and costs associated with the forgiveness of certain management stock loans.  Due to the significant increase in sales during our fourth quarter of fiscal 2010, our commissions also increased as many of our sales personnel substantially exceeded sales goals, which provides for special bonus compensation.  However, as our sales performance improves, annual sales goals are adjusted higher, which we believe provides incentive for continued growth.  Of the $3.3 million increase in associate costs, we believe that $1.7 million was attributable to these special commissions.  During the fourth quarter of fiscal 2010, it was mutually determined that our co-Chief Operating Officers would terminate their employment with the Company.  As a result of this decision, we paid the former co-Chief Operating Officers severance according to our corporate policy, which totaled $0.9 million.  During fiscal 2010 we also expensed $0.7 million for the reimbursement of airfare costs previously paid by our CEO for business travel pursuant to a change in policy approved by the Board of Directors.  We also expensed $0.3 million related to bonuses for the income tax consequences resulting from the forgiveness of certain management stock loans during the fiscal year.

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

Income Taxes

Our income tax provision attributed to continuing operations for the fiscal year ended August 31, 2010 totaled $2.5 million on pre-tax earnings of $1.2 million.  Our effective tax rate on continuing operations of approximately 210 percent is higher than statutory combined rates primarily due to foreign withholding taxes for which we concluded we could not utilize a foreign tax credit, the accrual of taxable interest income on the management stock loan program, disallowed executive compensation, and actual and deemed dividends from foreign subsidiaries for which we also concluded that we could not utilize foreign tax credits.  These items and other differences added approximately $2.0 million to our income tax provision for fiscal 2010.

SEGMENT REVIEW

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

The following table sets forth sales data by these operations for the periods indicated.  For further information regarding our reporting segments and geographic information, refer to Note 18 to our consolidated financial statements as found in Item 8 of this report on Form 10-K (in thousands).

YEAR ENDED AUGUST 31,	2011	Percent change from prior year	2010	Percent change from prior year	2009

U.S./Canada	$118,420	20	$98,344	18	$83,193
International	40,011	13	35,309	(3)	36,385
Total	158,431	19	133,653	12	119,578
Corporate and eliminations	2,373	(26)	3,221	(9)	3,556
Consolidated	$160,804	17	$136,874	11	$123,134

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for the years ended August 31, 2011 and 2010.  The quarterly consolidated financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods.  Results of any one or more quarters are not necessarily indicative of continuing trends (in thousands, except for per-share amounts).

YEAR ENDED AUGUST 31, 2011 (unaudited)
	November 27	February 26	May 28	August 31
Net sales	$39,416	$35,478	$40,897	$45,013
Gross profit	25,076	23,111	25,781	29,506
Selling, general, and administrative	19,789	19,915	21,009	24,542
Depreciation	910	788	997	872
Amortization	929	920	916	775
Income from operations	3,448	1,488	2,859	3,317
Income from operations before income taxes	2,741	852	2,195	2,658
Net income	794	305	724	2,984

Net income per share:
Basic	$.05	$.02	$.04	$.17
Diluted	.05	.02	.04	.16

YEAR ENDED AUGUST 31, 2010 (unaudited)
	November 28	February 27	May 29	August 31
Net sales	$31,926	$29,751	$30,496	$44,701
Gross profit	20,620	19,299	19,204	29,948
Selling, general, and administrative	17,275	18,464	17,530	24,335
Depreciation	974	1,012	915	768
Amortization	962	940	929	929
Income (loss) from operations	1,409	(1,117)	(170)	3,916
Income (loss) from continuing operations before income taxes	694	(1,850)	(902)	3,238
Income (loss) from continuing operations	116	(417)	263	(1,266)
Income (loss) from discontinued operations, net of tax	132	36	(128)	508
Gain on sale of discontinued operations, net of tax	-	-	-	238
Net income (loss)	248	(381)	135	(520)

Net income (loss) per share:
Basic and diluted	$.01	$(.03)	$.01	$(.04)

Training sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and vacation periods.  Quarterly fluctuations may also be affected by other factors including the introduction of new offerings, the addition of new organizational customers, and the elimination of underperforming offerings.

LIQUIDITY AND CAPITAL RESOURCES

Summary

At August 31, 2011 we had $3.0 million of cash and cash equivalents compared to $3.5 million at August 31, 2010 and our net working capital (current assets less current liabilities) increased significantly to $16.7 million compared with $4.6 million at August 31, 2010.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and proceeds from our revolving line of credit and new term loan.  Our primary uses of liquidity include payments for operating activities, capital expenditures, working capital, acquisition earn outs, and debt repayment.

On March 14, 2011, we entered into an amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The Restated Credit Agreement provides a revolving line of credit facility (the Revolving Loan) with a maximum borrowing amount of $10.0 million and a term loan (the Term Loan) with maximum available borrowing of $5.0 million.  Both credit facilities may be used for general business purposes.  The key terms and conditions of the Revolving Loan and Term Loan are as follows:

1.
Revolving Loan – The $10.0 million Revolving Loan matures on March 14, 2012.  We may draw on the Revolving Loan and repay amounts borrowed in unlimited repetition up to the maximum allowed amount so long as no event of default has occurred and is continuing.  The interest rate on the revolving line of credit is LIBOR plus 2.50% per annum.

2.
Term Loan – The Term Loan allows us to borrow up to $5.0 million through September 1, 2011 (the Draw Period).  Following the close of the Draw Period, the amount borrowed on the term loan will be repaid in 24 equal monthly installments, commencing on October 1, 2011 and concluding on September 1, 2013.  During the Draw Period, we borrowed $5.0 million from the Term Loan.  The interest rate on the Term Loan is LIBOR plus 2.65% per annum.

The Restated Credit Agreement requires us to be in compliance with specified financial covenants, including (a) a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization, and rental expense) ratio of less than 3.00 to 1.00; (b) a fixed charge coverage ratio greater than 1.5 to 1.0; (c) an annual limit on capital expenditures (not including capitalized curriculum development) of $8.0 million; and (d) a minimum net worth of $67.0 million.  These financial covenants remain substantially unchanged from the previously amended line of credit financial covenants.  In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the Revolving Loan and Term Loan.  At August 31, 2011, we believe that we were in compliance with the terms and covenants applicable to our Restated Credit Agreement.

At August 31, 2011, we had $5.0 million drawn on the Term Loan and a zero balance on our Revolving Loan.  During fiscal 2011, our average quarterly obligation and interest rate were as follows on the Revolving Loan (in thousands, except interest rate).

	Average Daily Balance	Average Month-End Interest Rate
Quarter ended November 27, 2010	$10,984	3.8%
Quarter ended February 26, 2011	4,247	3.8%
Quarter ended May 28, 2011	7,042	2.7%
Quarter ended August 31, 2011	4,375	2.7%

The decrease in the average monthly interest rate during the quarter ended May 28, 2011 was due to a more favorable interest rate spread obtained from the March 14, 2011 renewal of our Revolving Loan.  The effective interest rate on the Term Loan at August 31, 2011 was 2.9 percent.

In addition to our $10.0 million Revolving Loan and Term Loan, we have a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following table summarizes our cash flows from operating, investing, and financing activities for the past three years (in thousands):

YEAR ENDED AUGUST 31,	2011	2010	2009
Total cash provided by (used for):
Operating activities	$15,643	$7,024	$5,282
Investing activities	(10,834)	(2,002)	(3,203)
Financing activities	(5,095)	(3,617)	(16,248)
Effect of exchange rates on cash	(182)	391	(47)
Increase (decrease) in cash and cash equivalents	$(468)	$1,796	$(14,216)

Cash Flows from Operating Activities

Our cash provided by operating activities totaled $15.6 million in fiscal 2011 compared to $7.0 million during fiscal 2010.  The increase was primarily due to improved operating results from increased sales during fiscal 2011 compared to the prior year.  Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses.  Cash provided by or used for changes in working capital during fiscal 2011 was primarily related to increased accounts receivable resulting from increased sales during the fourth quarter of fiscal 2011 and decreased accrued liabilities.

Cash Flows from Investing Activities and Capital Expenditures

During the fiscal year ended August 31, 2011 we used $10.8 million of net cash for investing activities.  Our primary uses of cash for investing activities were the payment of the second of five potential earnout payments to the former owners of CoveyLink, spending on the development of certain curriculums, and the purchases of property and equipment.  During fiscal 2011, we paid $5.4 million to the former owners of CoveyLink based on earnings growth over the specified earnings period.  The former owners of CoveyLink include a son of our Vice-Chairman of the Board of Directors.  In fiscal 2011 we spent $3.1 million on the development of new curriculums, which was primarily used to develop our new productivity course, The 5 Choices to Extraordinary Productivity, which was launched in the fall of 2011.  Our purchases of property and equipment, which totaled $2.3 million, consisted primarily of leasehold improvements and furniture and fixtures at our newly relocated office in Japan, computer software, computer hardware, and other leasehold improvements on certain properties.

During fiscal 2012, we expect to spend approximately $1.6 million on purchases of property and equipment and $3.0 million on curriculum development activities.  Purchases of property and equipment are expected to consist primarily of new computer hardware, software, and in other areas as deemed necessary.  However, actual capital spending is based upon a variety of factors and may differ from these estimates.

Cash Flows from Financing Activities

Net cash used for financing activities during the fiscal year ended August 31, 2011 totaled $5.1 million.  Our uses of cash for financing activities primarily consisted of $9.5 million of net cash used to reduce our line of credit balance and $0.7 million used for principal payments on our financing obligation.  These uses of cash were partially offset by $5.0 million of proceeds drawn from our new Term Loan facility, as described above, and $0.3 million of cash received from participants in the employee stock purchase plan to purchase shares of our common stock.

Sources of Liquidity

Going forward, we will continue to incur costs necessary for the operation and potential growth of the business.  We anticipate using cash on hand, cash provided by the sale of goods and services to our clients on the condition that we can continue to generate positive cash flows from operating activities, proceeds from our Revolving Loan, and other financing alternatives, if necessary, for these expenditures.  In order to obtain a more favorable interest rate on our credit facility, the facility requires an annual renewal.  We currently believe that we will be successful in obtaining a new or extended line of credit from our lender prior to the expiration of the current credit facility in March 2012 to ensure available liquidity in future periods.  Additional potential sources of liquidity include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  However, no assurance can be provided that we will obtain a new or extended line of credit or obtain additional financing from other sources on terms that would be acceptable to us.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.  If we are unsuccessful in obtaining a renewal or extension of our line of credit, or additional financing, we believe that cash flows from operations combined with a number of initiatives we would implement in the months preceding the due date would create sufficient liquidity to pay down the required outstanding balance on the line of credit.  These initiatives include deferral of capital purchases for externally developed curriculum and uncommitted capital expenditures; deferral of executive team compensation; deferral of certain related party contractual earnout payments; substantial reduction of associate salaries; reduction of operating expenses, including non-critical travel; and deferral of payments to other vendors in order to generate sufficient cash.

Considering the foregoing, we anticipate that our existing capital resources should be adequate to enable us to maintain our operations for at least the upcoming twelve months.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors.  Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new curriculums and technology by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Contractual Obligations

We have not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of lease payments resulting from the sale of our corporate campus (financing obligation); payments to HP Enterprise Services (HP) for outsourcing services related to information systems, warehousing, and distribution services; minimum operating lease payments primarily for domestic regional and foreign office space; the repayment of our Term Loan obligation, which matures in fiscal 2013; and short-term purchase obligations for inventory items and other products and services used in the ordinary course of business.  Our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Required lease payments on corporate campus	$3,178	$3,242	$3,307	$3,373	$3,440	$33,418	$49,958
Minimum required payments to HP for outsourcing services(1)	4,366	4,366	4,366	4,366	3,159	-	20,623
Minimum operating lease payments(2)	2,013	1,571	1,227	1,183	962	70	7,026
Term loan(3)	2,404	2,747	-	-	-	-	5,151
Purchase obligations	4,133	-	-	-	-	-	4,133
Total expected contractual obligation payments	$16,094	$11,926	$8,900	$8,922	$7,561	$33,488	$86,891

(1)
Our obligation for outsourcing services contains an annual escalation based upon changes in the Employment Cost Index, the impact of which was not estimated in the above table.  We are also contractually allowed to collect amounts from FC Organizational Products that reduce the amounts shown in the table above.

(2)
The operating agreement with FC Organizational Products provides for reimbursement of a portion of the warehouse leasing costs, the impact of which is not included in the lease obligations in the table above.

(3)	Amount includes estimated interest at 2.9 percent, which was the effective rate on the Term Loan at August 31, 2011.

Our contractual obligations presented above exclude unrecognized tax benefits of $3.7 million for which we cannot make a reasonably reliable estimate of the amount and period of payment.  For further information regarding the application of FASC 740-10-05, refer to the notes to our consolidated financial statements as presented in Item 8 of this report on Form 10-K.

Other Items

FC Organizational Products is contractually obligated to pay us for rented warehouse and office space, a portion of the fixed costs for warehousing and distribution facilities, and is primarily liable for leasing costs at its retail stores.  In the event that FC Organizational Products is unable to pay these items, our cash flows and operating results may be adversely affected.

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

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services.  For transactions that contain more than one element, we recognize revenue in accordance with the guidance for multiple element arrangements.  On September 1, 2010, we adopted the provisions of FASC 650-25 (formerly EITF 08-1, Revenue Recognition – Multiple Element Arrangements).  This guidance amends existing guidance on multiple element revenue arrangements to improve the ability of entities to recognize revenue from the sale of delivered items that are part of a multiple-element arrangement when other items have not yet been delivered.  One of the previous requirements was that there must be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by vendor-specific objective evidence (VSOE) or third-party evidence (TPE).  The provisions of the new guidance eliminate the requirements that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement that is attributable to items that have already been delivered.  The “residual method” of allocating revenue is thereby eliminated, and we are required to allocate the arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method.  The adoption of this guidance did not have a material impact on our financial statements during the fiscal year ended August 31, 2011.

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

Share-Based Compensation

Our shareholders have approved a performance based long-term incentive plan (LTIP) that provides for grants of share-based performance awards to certain managerial personnel and executive management as directed by the Compensation Committee of the Board of Directors.  The number of common shares that are vested and issued to LTIP participants is variable and is based entirely upon the achievement of specified financial performance objectives during a defined performance period.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the number of shares expected to be awarded based upon actual and estimated financial results of the Company compared to the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the estimated probable number of common shares to be awarded.

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

During fiscal 2011 and in fiscal 2010, we also granted share-based compensation awards that have a share price, or market based, vesting conditions.  As a result, we used a Monte Carlo simulation to determine the fair value and expected term of these awards.  The Monte Carlo pricing model required the input of subjective assumptions, including items such as the expected term of the options.  If factors change, and we use different assumptions for estimating share-based compensation expense related to these awards, our share-based compensation expense may differ materially from that recorded in the current period.

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

Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at August 31, 2011 would decrease our reported income from operations by approximately $0.1 million.

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.  Inventories are reduced to their fair market value through the use of inventory valuation reserves, which are recorded during the normal course of business.

Our inventory valuation calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory valuation methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have an adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory valuation reserves at August 31, 2011 would decrease our reported income from operations by $0.1 million.

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and goodwill balances are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset was generated by the merger with the Covey Leadership Center and has been deemed to have an indefinite life.  This intangible asset is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and international licensee royalties.  Our goodwill at August 31, 2011 was generated by the acquisition of CoveyLink Worldwide, LLC during fiscal 2009 and the subsequent payment of the first two of five contingent annual earnout payments contained in the acquisition agreement.

Our impairment evaluation calculations for goodwill and the Covey trade name contain uncertainties because they require us to make assumptions and apply judgment in order to estimate future cash flows, to estimate an appropriate royalty rate, and to select a discount rate that reflects the inherent risk of future cash flows.  Our valuation methodology for the Covey trade name has remained unchanged during the past three years.  However, if forecasts and assumptions used to support the carrying value of our indefinite-lived intangible asset change in future periods, significant impairment charges could result that would have an adverse effect upon our results of operations and financial condition.  The valuation methodologies for both indefinite-lived intangible assets and goodwill are also dependent upon the share price of our common stock and our corresponding market capitalization, which may differ from estimated royalties used in our annual impairment testing.  Based upon the fiscal 2011 evaluation of the Covey trade name and goodwill, our trade-name related revenues, licensee royalties, and overall sales levels would have to suffer significant reductions before we would be required to impair them.  However, future declines in our share price may trigger additional impairment testing and may result in impairment charges.

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

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

In September 2011, the Financial Accounting Standards Board (FASB) issued accounting standards update (ASU) 2011-08, Testing Goodwill for Impairment.  The objective of ASU 2011-08 is to simplify how entities, both public and nonpublic, test goodwill for impairment.  These amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments in ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The guidance in ASU 2011-08 is effective for annual and interim goodwill assessments performed for fiscal years beginning after December 15, 2011 and early adoption is permitted.  We did not early adopt the provisions of this guidance and have not yet completed our assessment of the impacts on our financial statements.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by us in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales levels, future training and consulting sales activity, anticipated expenses, the adequacy of existing capital resources, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, the seasonality of future sales, expectations about attracting new tenants to occupy vacant space at our corporate campus, the seasonal fluctuations in cash used for and provided by operating activities, future compliance with the terms and conditions of our Revolving Loan and Term Loan, the ability to borrow on our Revolving Loan, expected repayment of our Term Loan and Revolving Loan in future periods, expectations regarding income tax expenses as well as tax assets and credits and the amount of cash expected to be paid for income taxes, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this annual report on Form 10-K for the fiscal year ended August 31, 2011, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; continued disruptions, lost or postponed sales, or other impacts resulting from the recent natural disasters in Japan; adverse effects on certain licensee’s performance due to civil unrest in some of the countries where our licensees operate; and other factors which may adversely affect our business.

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

Foreign Exchange Sensitivity

Due to the global nature of our operations, we are subject to risks associated with transactions that are denominated in currencies other than the United States dollar, as well as the effects of translating amounts denominated in foreign currencies to United States dollars as a normal part of the reporting process.  The objective of our foreign currency risk management activities is to reduce foreign currency risk in the consolidated financial statements.  In order to manage foreign currency risks, we may make limited use of foreign currency forward contracts and other foreign currency related derivative instruments.  Although we cannot eliminate all aspects of our foreign currency risk, we believe that our strategy, which may include the use of derivative instruments, can reduce the impacts of foreign currency related issues on our consolidated financial statements.  The following is a description of our use of foreign currency derivative instruments.

Foreign Currency Forward Contracts – During the fiscal years ended August 31, 2010 and 2009, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies.  Because these contracts did not meet specific hedge accounting requirements, gains and losses on these contracts, which expired on a quarterly basis, were recognized in current operations and were used to offset a portion of the gains or losses of the related accounts.  The gains and losses on these contracts were recorded as a component of SG&A expense in our consolidated statements of operations and had the following net impact on the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2011	2010	2009

Losses on foreign exchange contracts	$-	$(240)	$(321)
Gains on foreign exchange contracts	-	-	105
Net loss on foreign exchange contracts	$-	$(240)	$(216)

We did not have any derivative instruments outstanding at August 31, 2011.

Interest Rate Sensitivity

At August 31, 2011, our debt obligations consisted primarily of a long-term lease agreement (financing obligation) associated with the sale of our corporate headquarters facility, a variable-rate line of credit arrangement, and a variable rate Term Loan that is payable in monthly installments over 24 months.  During most of fiscal 2011, we benefitted from extraordinarily low interest rates on our Revolving Loan and Term Loan borrowings.  Our overall interest rate sensitivity is therefore primarily influenced by amounts borrowed on the Revolving Loan and the Term Loan and the prevailing interest rates on these instruments, which may create additional expense if interest rates increase in future periods.  The financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent.  The Term Loan, on which we borrowed $5.0 million, had an effective interest rate of 2.9 percent at August 31, 2011.  Our Revolving Loan had a zero balance at August 31, 2011.  At August 31, 2011 borrowing levels, a one percent increase in the interest rate on our variable-rate credit obligations would increase our interest expense over the next year by approximately $0.1 million.

During the fiscal years ended August 31, 2011, 2010, and 2009, we were not party to any interest rate swap agreements or similar derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Franklin Covey Co.

We have audited Franklin Covey Co.’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Franklin Covey Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Franklin Covey Co. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Franklin Covey Co. as of August 31, 2011, and the related consolidated statements of operations and comprehensive income, cash flows, and shareholders’ equity for the year then ended of Franklin Covey Co. and our report dated November 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
November 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Franklin Covey Co.

We have audited the accompanying consolidated balance sheet of Franklin Covey Co. as of August 31, 2011, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and shareholders’ equity for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Covey Co. at August 31, 2011, and the consolidated results of its operations and its cash flows for  the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Covey Co.’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
November 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Franklin Covey Co.:

We have audited the accompanying consolidated balance sheet of Franklin Covey Co. and subsidiaries as of August 31, 2010, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Covey Co. and subsidiaries as of August 31, 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended August 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Salt Lake City, Utah

November 12, 2010

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2011	2010
In thousands, except per share data

ASSETS
Current assets:
Cash and cash equivalents	$3,016	$3,484
Accounts receivable, less allowance for doubtful accounts of $798 and $718	32,412	30,665
Receivable from related party	5,717	5,030
Inventories	4,301	4,470
Deferred income tax assets	3,005	2,543
Prepaid expenses and other current assets	3,605	4,086
Total current assets	52,056	50,278
Property and equipment, net	19,143	20,330
Intangible assets, net	61,703	65,240
Goodwill	9,172	3,761
Other long-term assets	9,353	9,396
	$151,427	$149,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$857	$734
Line of credit	-	9,532
Current portion of bank note payable	2,292	-
Accounts payable	9,154	8,509
Income taxes payable	285	198
Accrued liabilities	22,813	26,743
Total current liabilities	35,401	45,716
Financing obligation, less current portion	29,507	30,364
Bank note payable, less current potion	2,708	-
Other liabilities	411	253
Deferred income tax liabilities	4,084	1,637
Total liabilities	72,111	77,970

Commitments and contingencies (Notes 8 and 9)

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	179,515	183,794
Common stock warrants	5,260	7,597
Retained earnings	18,269	13,462
Accumulated other comprehensive income	3,592	3,014
Treasury stock at cost, 9,386 shares and 10,041 shares	(128,673)	(138,185)
Total shareholders’ equity	79,316	71,035
	$151,427	$149,005

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEAR ENDED AUGUST 31,	2011	2010	2009
In thousands, except per share amounts
Net sales:
Training and consulting services	$150,976	$129,462	$114,910
Products	7,455	4,226	4,668
Leasing	2,373	3,186	3,556
	160,804	136,874	123,134
Cost of sales:
Training and consulting services	51,942	43,945	40,798
Products	3,674	2,226	2,620
Leasing	1,714	1,632	1,834
	57,330	47,803	45,252
Gross profit	103,474	89,071	77,882

Selling, general, and administrative	85,255	77,604	75,813
Depreciation	3,567	3,669	4,532
Amortization	3,540	3,760	3,761
Restructuring costs	-	-	2,047
Impairment of assets	-	-	3,569
Income (loss) from operations	11,112	4,038	(11,840)
Interest income	21	34	27
Interest expense	(2,687)	(2,892)	(3,049)
Income (loss) from continuing operations before income taxes	8,446	1,180	(14,862)
Income tax (provision) benefit	(3,639)	(2,484)	3,814
Net income (loss) from continuing operations	4,807	(1,304)	(11,048)
Income from discontinued operations, net of tax (Note 2)	-	548	216
Gain on sale of discontinued operations, net of tax (Note 2)	-	238	-
Net income (loss)	$4,807	$(518)	$(10,832)

Income (loss) from continuing operations per share:
Basic	$.28	$(.10)	$(.82)
Diluted	.27	(.10)	(.82)

Net income (loss) per share:
Basic	$.28	$(.04)	$(.81)
Diluted	.27	(.04)	(.81)

Weighted average number of common shares:
Basic	17,106	13,525	13,406
Diluted	17,547	13,525	13,406

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$4,807	$(518)	$(10,832)
Foreign currency translation adjustments	578	1,053	955
Comprehensive income (loss)	$5,385	$535	$(9,877)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2011	2010	2009
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,807	$(518)	$(10,832)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,107	7,429	8,038
Amortization of capitalized curriculum costs	1,639	2,083	2,263
Gain on sale of discontinued operation	-	(1,092)	-
Deferred income taxes	2,092	2,406	(5,476)
Share-based compensation cost	2,788	1,099	468
Loss on disposals of assets	101	75	319
Restructuring charges	-	-	2,047
Impairment of assets	-	-	3,569
Changes in assets and liabilities, net of effect of acquired business:
Decrease (increase) in accounts receivable, net	(1,288)	(7,597)	5,196
Decrease in inventories	382	606	2,170
Decrease (increase) in receivable from related party, prepaid expenses, and other assets	1,440	(3,233)	4,136
Increase (decrease) in accounts payable and accrued liabilities	(3,534)	5,060	(5,368)
Increase (decrease) in income taxes payable/receivable	65	699	(983)
Increase (decrease) in other long-term liabilities	44	7	(265)
Net cash provided by operating activities	15,643	7,024	5,282

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,326)	(1,384)	(2,275)
Capitalized curriculum development costs	(3,097)	(712)	(1,762)
Acquisition of business, net of cash acquired	(5,411)	(3,256)	(1,157)
Proceeds from sale of discontinued operation	-	3,350	-
Proceeds from disposal of consolidated subsidiaries	-	-	201
Proceeds from sales of property and equipment, net	-	-	1,790
Net cash used for investing activities	(10,834)	(2,002)	(3,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	67,462	54,705	77,044
Payments on line of credit borrowings	(76,994)	(58,123)	(64,095)
Proceeds from notes payable financing	5,000	1,154	-
Payments on notes payable financing	-	(1,096)	-
Principal payments on long-term debt and financing obligation	(673)	(654)	(1,211)
Purchases of common stock for treasury	(218)	(50)	(28,270)
Proceeds from sales of common stock held in treasury	328	288	284
Proceeds from management stock loan payments	-	159	-
Net cash used for financing activities	(5,095)	(3,617)	(16,248)
Effect of foreign currency exchange rates on cash and cash equivalents	(182)	391	(47)
Net increase (decrease) in cash and cash equivalents	(468)	1,796	(14,216)
Cash and cash equivalents at beginning of the year	3,484	1,688	15,904
Cash and cash equivalents at end of the year	$3,016	$3,484	$1,688

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,825	$428	$2,788
Cash paid for interest	2,702	2,862	3,026
Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$143	$95	$77

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Common Stock Warrants	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock Shares	Treasury Stock Amount
In thousands
Balance at August 31, 2008	27,056	$1,353	$184,313	$7,597	$24,812	$1,006	(10,203)	$(140,904)
Issuance of common stock from treasury			(424)				57	708
Unvested share award			(921)				66	921
Additional tender offer costs								(48)
Share-based compensation			468
Cumulative translation adjustments						955
Net loss					(10,832)

Balance at August 31, 2009	27,056	$1,353	$183,436	$7,597	$13,980	$1,961	(10,080)	$(139,323)
Issuance of common stock from treasury			(495)				56	783
Purchase of treasury shares							(5)	(29)
Unvested share award			(850)				61	850
Share-based compensation			1,099
Management stock loan payments			664				(84)	(505)
Non-qualified deferred compensation plan share activity			(60)				11	39
Cumulative translation adjustments						1,053
Net loss					(518)

Balance at August 31, 2010	27,056	$1,353	$183,794	$7,597	$13,462	$3,014	(10,041)	$(138,185)
Issuance of common stock from treasury			(1,276)				117	1,604
Purchase of treasury shares							(21)	(218)
Unvested share award			(526)				37	526
Share-based compensation			2,788
Exercise of common stock warrants and other warrant activity			(5,894)	(2,337)			596	8,229
Management stock loan payments			637				(76)	(637)
Non-qualified deferred compensation plan share activity			(8)				2	8
Cumulative translation adjustments						578
Net income					4,807
Balance at August 31, 2011	27,056	$1,353	$179,515	$5,260	$18,269	$3,592	(9,386)	$(128,673)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a leading global provider of training and consulting solutions designed to enable individuals and organizations to achieve greatness.  We operate globally with one common brand and set of offerings designed to enable us to provide clients around the world with the same high level of service.  To achieve this level of service, we operate four regional sales offices in the United States; an office specializing in sales to governmental entities; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculum and provide services in over 140 other countries and territories around the world.  Our business-to-business service builds on our expertise in training, consulting, and technology that is designed to help our clients define great performance and engage their leaders and front-line employees to execute at the highest levels.  We also help clients accelerate great performance through education in management skills, relationship skills, and individual effectiveness, and can provide personal-effectiveness literature and electronic educational solutions to our clients as needed.  Our services and products are available through professional consulting services, training on-site at client locations by Franklin Covey consultants, training on-site at client locations by client employees who have been certified to deliver our content (facilitators), public workshops, and through a series of offerings delivered via the Internet.  These offerings are described in further detail on our web site at www.franklincovey.com.  We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People and its execution process, The 4 Disciplines of Execution.

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

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  These reclassifications did not impact our results of operations or net cash flows in the periods presented.

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

Cash and Cash Equivalents

Some of our cash is deposited with financial institutions located throughout the United States of America and at times may exceed federally insured limits.  We consider all highly liquid debt instruments with a maturity date of three months or less to be cash equivalents.  We did not hold a significant amount of investments that would be considered cash equivalent instruments at August 31, 2011 or 2010.

Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.  Elements of cost in inventories generally include raw materials, direct labor, and overhead.  Cash flows from the sales of inventory are included in cash flows provided by operating activities in our consolidated cash flows statements.  Our inventories are comprised primarily of training materials, books, and related accessories, and consisted of the following (in thousands):

AUGUST 31,	2011	2010
Finished goods	$4,158	$4,366
Raw materials	143	104
	$4,301	$4,470

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

Property and Equipment

Property and equipment are recorded at cost.  Depreciation expense, which includes depreciation on our corporate campus that is accounted for as a financing obligation (Note 7), and the amortization of assets recorded under capital lease obligations, is calculated using the straight-line method over the lesser of the expected useful life of the asset or the contracted lease period.  We generally use the following depreciable lives for our major classifications of property and equipment:

Description	Useful Lives
Buildings	20 years
Machinery and equipment	3-7 years
Computer hardware and software	3-5 years
Furniture, fixtures, and leasehold improvements	5-8 years

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

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and acquired goodwill are not amortized, but rather are tested for impairment on an annual basis or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset (Note 5) has been deemed to have an indefinite life.  This intangible asset is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products.  Based on this valuation methodology, we believe the fair value of the Covey trade name substantially exceeds its carrying value and no impairment charges were recorded against the Covey trade name during the fiscal years ended August 31, 2011, 2010, or 2009.

Our reported goodwill resulted from the fiscal 2009 acquisition of CoveyLink Worldwide, LLC (Note 14) and the payment of the first two of five annual potential contingent earnout payments.  Based on our evaluation, we believe the fair value of the reporting unit, which was defined as our consolidated operations, substantially exceeded its carrying value and no impairment charges to the CoveyLink Worldwide, LLC acquisition goodwill were recorded during the fiscal years ended August 31, 2011, 2010, or 2009.

Capitalized Curriculum Development Costs and Impairment of Assets

During the normal course of business, we develop training courses and related materials that we sell to our clients.  Capitalized curriculum development costs include certain expenditures to develop course materials such as video segments, course manuals, and other related materials.  Generally, curriculum costs are capitalized when there is a major revision to an existing course that requires a significant re-write of the course materials or curriculum.  Costs incurred to maintain existing offerings are expensed when incurred.  In addition, development costs incurred in the research and development of new curriculum and software products to be sold, leased, or otherwise marketed are expensed as incurred until economic feasibility has been established.

During fiscal 2011, we capitalized costs incurred for the development of our new productivity offering, as well as for various other courses.  Capitalized development costs are generally amortized over a five-year life, which is based on numerous factors, including expected cycles of major changes to curriculum.  Capitalized curriculum development costs are reported as a component of other long-term assets in our consolidated balance sheets and totaled $6.4 million and $5.0 million at August 31, 2011 and 2010.  Amortization of capitalized curriculum development costs is reported as a component of cost of sales.

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2011	2010
Accrued compensation	$7,854	$7,445
Unearned revenue	4,710	4,884
Customer credits	2,341	2,373
Outsourcing contract costs payable	1,217	3,879
Other accrued liabilities	6,691	8,162
	$22,813	$26,743

Restructuring Costs

Following the sale of our consumer solutions business unit (CSBU) to FC Organizational Products (FCOP and formerly Franklin Covey Products) in the fourth quarter of fiscal 2008, we initiated a restructuring plan that reduced the number of our domestic regional sales offices, decentralized certain sales support functions, closed our Canadian office, and made other changes to our operations in Canada.  The restructuring plan was intended to strengthen the remaining domestic sales offices and reduce our overall operating costs.  During fiscal 2009 we expensed $2.0 million for anticipated severance costs necessary to complete the restructuring plan, which was completed in fiscal 2010.  The composition and utilization of the accrued restructuring charges were as follows at August 31, 2010 (in thousands):

Description	Accrued Restructuring Costs
Balance at August 31, 2008	$2,055
Restructuring charges	2,047
Amounts paid – employee severance	(2,803)
Balance at August 31, 2009	$1,299
Restructuring charges	-
Amounts paid – employee severance	(1,299)
Balance at August 31, 2010	$-

Foreign Currency Translation and Transactions

The functional currencies of our foreign operations are the reported local currencies.  Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars.  The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated using average exchange rates for each month during the fiscal year.  The resulting translation gains or losses were recorded as a component of accumulated other comprehensive income in shareholders’ equity.  Foreign currency transaction gains and losses totaled a gain of $14,000, a loss of $0.5 million, and a loss of $0.2 million during the fiscal years ended August 31, 2011, 2010, and 2009, and were reported as a component of our selling, general, and administrative expenses.

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

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services.  For transactions that contain more than one element, we recognize revenue in accordance with the guidance for multiple element arrangements.  On September 1, 2010, we adopted the provisions of FASC 650-25 (formerly EITF 08-1, Revenue Recognition – Multiple Element Arrangements).  This guidance amends existing guidance on multiple element revenue arrangements to improve the ability of entities to recognize revenue from the sale of delivered items that are part of a multiple-element arrangement when other items have not yet been delivered.  One of the previous requirements was that there must be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by vendor-specific objective evidence (VSOE) or third-party evidence (TPE).  The provisions of the new guidance eliminate the requirements that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement that is attributable to items that have already been delivered.  The “residual method” of allocating revenue is thereby eliminated, and entities are required to allocate the arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method.  The adoption of this guidance did not have a material impact on our financial statements during the fiscal year ended August 31, 2011.

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned operation.  Licensee companies are unrelated entities that have been granted a license to translate our content and curriculum, adapt the content and curriculum to the local culture, and sell our training seminars and products in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of their sales to clients.  We recognize royalty income each period based upon the sales information reported to us from our licensees.  Licensee royalty revenues are included as a component of training sales and totaled $10.6 million, $9.2 million, and $8.6 million for the fiscal years ended August 31, 2011, 2010, and 2009.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Share-Based Compensation

We record the compensation expense for all share based-payments to employees and non-employees, including grants of stock options and the compensatory elements of our employee stock purchase plan, in our consolidated statements of operations based upon their fair values over the requisite service period.  For more information on our share-based compensation plans, refer to Note 13.

Shipping and Handling Fees and Costs

All shipping and handling fees billed to customers are recorded as a component of net sales.  All costs incurred related to the shipping and handling of products are recorded in cost of sales.

Advertising Costs

Costs for newspaper, television, radio, and other advertising are expensed as incurred or recognized over the period of expected benefit for direct response and catalog advertising.  Direct response advertising costs, which consist primarily of printing and mailing costs for seminar mailers, are charged to expense over the period of projected benefit, which ranges from three to 12 months.  Advertising costs included in selling, general, and administrative expenses totaled $3.1 million, $3.3 million, and $5.5 million for the fiscal years ended August 31, 2011, 2010, and 2009.  Our direct response advertising costs reported in other current assets totaled $0.2 million at August 31, 2011 and 2010.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes changes to equity accounts that were not the result of transactions with shareholders.  Comprehensive income (loss) is comprised of net income or loss and other comprehensive income and loss items.  Our other comprehensive income and losses generally consist of changes in the cumulative foreign currency translation adjustment.

Accounting Pronouncements Issued Not Yet Adopted

In September 2011, the Financial Accounting Standards Board (FASB) issued accounting standards update (ASU) 2011-08, Testing Goodwill for Impairment.  The objective of ASU 2011-08 is to simplify how entities, both public and nonpublic, test goodwill for impairment.  These amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments in ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The guidance in ASU 2011-08 is effective for annual and interim goodwill assessments performed for fiscal years beginning after December 15, 2011 and early adoption is permitted.  We did not early adopt the provisions of this guidance and have not yet completed our assessment of the impacts on our financial statements.

2.      SALE OF JAPAN PRODUCT SALES OPERATION

During fiscal 2010, we sold the product sales component of our wholly owned subsidiary in Japan to Nakabayashi Co. Ltd., an unrelated Japan-based paper products company.  The sale included the disposition of inventories, certain intangibles assets (including customer lists), and other current assets, which had an aggregate carrying value of $2.0 million.  The sale closed on June 1, 2010 and the total sale price was JPY 305.0 million, or approximately $3.4 million.  We recognized a pre-tax gain from the sale totaling $1.1 million after normal transaction costs.  In addition, the sale agreement provides for a three percent passive royalty on annual sales, which is insignificant to our operations.  The sale of this division was designed to further align our Japanese operations with our overall strategic focus on training and consulting sales.  The Japan products sales component was previously reported as a part of our international operations.

We determined that the operating results of the Japan product sales component qualify for discontinued operations presentation and we have presented the operating results of the Japan product sales component as discontinued operations for all periods presented in this report.  The income recognized from discontinued operations was comprised of the following for the periods presented (in thousands):

AUGUST 31,	2010	2009
Sales	$5,097	$6,984
Gross profit	2,230	2,531
Income before income taxes	988	401
Income tax provision	(440)	(185)
Income from discontinued operations, net of tax	548	216

3.	TRADE ACCOUNTS RECEIVABLE

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

Activity in our allowance for doubtful accounts was comprised of the following for the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2011	2010	2009
Beginning Balance	$718	$879	$1,066
Charged to costs and expenses	188	402	81
Deductions	(108)	(563)	(268)
Ending Balance	$798	$718	$879

Deductions on the foregoing table represent the write-off of amounts deemed uncollectible during the fiscal year.  Recoveries of amounts previously written off were insignificant for the periods presented.

4.	PROPERTY AND EQUIPMENT

Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2011	2010
Land and improvements	$1,312	$1,312
Buildings	31,556	32,406
Machinery and equipment	2,184	2,387
Computer hardware and software	18,747	17,465
Furniture, fixtures, and leasehold improvements	11,408	9,861
	65,207	63,431
Less accumulated depreciation	(46,064)	(43,101)
	$19,143	$20,330

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

5.	INTANGIBLE ASSETS AND GOODWILL

Our intangible assets were comprised of the following (in thousands):

AUGUST 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
License rights	$27,000	$(12,103)	$14,897
Acquired curriculum	58,285	(34,524)	23,761
Customer lists	15,111	(15,066)	45
Trade names	377	(377)	-
	100,773	(62,070)	38,703
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$123,773	$(62,070)	$61,703

AUGUST 31, 2010
Definite-lived intangible assets:
License rights	$27,000	$(11,166)	$15,834
Acquired curriculum	58,271	(32,981)	25,290
Customer lists	15,111	(13,995)	1,116
Trade names	377	(377)	-
	100,759	(58,519)	42,240
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$123,759	$(58,519)	$65,240

Our intangible assets are amortized over the estimated useful life of the asset.  The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of definite-lived intangible assets at August 31, 2011 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Amortization Period
License rights	15 years	30 years
Curriculum	3 to 15 years	26 years
Customer lists	1 year	14 years

During fiscal 2009 we acquired the assets of CoveyLink Worldwide, LLC (CoveyLink, Note 14).  Based upon the purchase price allocation and an evaluation of the assets acquired and liabilities assumed, we recorded a $0.4 million increase in our intangible assets for the fair value of customer relationships and the practice leader agreement, and $0.5 million of goodwill.  The intangible assets were aggregated with our customer list intangibles and are amortized on an accelerated basis that is based on their expected cash flows over the estimated useful lives of the assets, which is approximately three years.  In addition, the previous owners of CoveyLink, which includes a son of the Vice-Chairman of our Board of Directors, are also entitled to earn annual contingent payments based upon earnings growth over the next five years.  During the fiscal years ended August 31 2011 and 2010, we paid $5.4 million and $3.3 million, respectively, in cash to the former owners of CoveyLink for the first two contingent payments.  These contingent payments were classified as goodwill on our consolidated balance sheets.  Our consolidated goodwill changed as follows during fiscal 2011 and 2010 (in thousands):

Balance at August 31, 2009	$505
Contingent earnout payment from CoveyLink acquisition	3,256
Impairments	-
Balance at August 31, 2010	$3,761
Contingent earnout payment from CoveyLink acquisition	5,411
Impairments	-
Balance at August 31, 2011	$9,172

Our aggregate amortization expense from definite-lived intangible assets totaled $3.5 million, $3.8 million, and $3.8 million, for fiscal years 2011, 2010, and 2009.  Amortization expense for our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING AUGUST 31,
2012	$2,497
2013	2,471
2014	2,447
2015	2,443
2016	2,443

6.	LINE OF CREDIT AND NOTES PAYABLE

On March 14, 2011, we entered into an amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The Restated Credit Agreement provides a revolving line of credit facility (the Revolving Line of Credit) with a maximum borrowing amount of $10.0 million and a term loan (the Term Loan) with maximum available borrowing of up to $5.0 million.  Both credit facilities may be used for general business purposes.

Revolving Line of Credit

The key terms and conditions of the Revolving Line of Credit are as follows:

•	Loan Amount – The Revolving Line of Credit has a maximum borrowing amount of $10.0 million, which remains unchanged from the expiration of the previously existing line of credit.

•	Maturity Date – The maturity date of the Revolving Line of Credit is March 14, 2012, which is one year from the inception date of the agreement.

•
Interest Rate – The effective interest rate is LIBOR plus 2.50 percent per annum.  The new interest rate is an improvement over our previous effective interest rate, which ranged from LIBOR plus 2.60 percent to LIBOR plus 3.50 percent, depending upon the calculation of specified ratios.

•
Financial Covenants – The Revolving Line of Credit requires us to be in compliance with specified financial covenants, including (a) a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization, and rental expense) ratio of less than 3.00 to 1.00; (b) a fixed charge coverage ratio greater than 1.5 to 1.0; (c) an annual limit on capital expenditures (not including capitalized curriculum development) of $8.0 million; and (d) a minimum net worth of $67.0 million.  These financial covenants remain substantially unchanged from the previous line of credit amendment financial covenants.  In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the Revolving Loan and Term Loan.  At August 31, 2011, we believe that we were in compliance with the terms and covenants applicable to our Restated Credit Agreement.

The effective interest rate on our Revolving Line of Credit was 2.7 percent and 3.8 percent at August 31, 2011 and 2010, respectively.

In connection with the Restated Credit Agreement, we entered into a promissory note, a security agreement, repayment guaranty agreements, and a pledge and security agreement.  These agreements pledge substantially all of our assets located in the United States to the lender as collateral for borrowings under the Restated Credit Agreement.  We had no outstanding borrowings under the line of credit at August 31, 2011.

Term Loan Payable

The Term Loan allowed us to borrow up to $5.0 million through September 1, 2011 (the Draw Period).  Following the close of the Draw Period, the amount borrowed on the Term Loan will be repaid in 24 equal monthly installments, commencing on October 1, 2011 and concluding on September 1, 2013.  The effective interest rate on the term loan is LIBOR plus 2.65 percent per annum and was 2.9 percent at August 31, 2011.  As of August 31, 2011, we had drawn $5.0 million on the Term Loan, of which $2.3 million was included in current liabilities on our consolidated balance sheet.

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

7.	FINANCING OBLIGATION

The financing obligation on our corporate campus was comprised of the following (in thousands):

AUGUST 31,	2011	2010
Financing obligation payable in monthly installments of $264 at August 31, 2011, including principal and interest, with two percent annual increases (imputed interest at 7.7%), through June 2025	$30,364	$31,098
Less current portion	(857)	(734)
Total long-term debt and financing obligation, less current portion	$29,507	$30,364

Future principal maturities of our financing obligation were as follows at August 31, 2011 (in thousands):

YEAR ENDING AUGUST 31,
2012	$857
2013	992
2014	1,139
2015	1,298
2016	1,473
Thereafter	24,605
$30,364

In connection with the sale and leaseback of our corporate headquarters facility located in Salt Lake City, Utah, we entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group.  The 20-year master lease agreement also contains six five-year renewal options that will allow us to maintain our operations at the current location for up to 50 years.  Although the corporate headquarters facility was sold and the Company has no legal ownership of the property, we were prohibited from recording the transaction as a sale since we have subleased a significant portion of the property that was sold.  Accordingly, we accounted for the sale as a financing transaction, which required us to continue reporting the corporate headquarters facility as an asset and to record a financing obligation for the sale price.  Our remaining future minimum payments under the financing obligation in the initial 20 year lease term are as follows (in thousands):

YEAR ENDING AUGUST 31,
2012	$3,178
2013	3,242
2014	3,307
2015	3,373
2016	3,440
Thereafter	33,418
Total future minimum financing obligation payments	49,958
Less interest	(20,906)
Present value of future minimum financing obligation payments	$29,052

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

Lease Expense

In the normal course of business, we lease office space and warehouse and distribution facilities under non-cancelable operating lease agreements.  We rent office space, primarily for international and domestic regional sales administration offices, in commercial office complexes that are conducive to sales and administrative operations.  We also rent warehousing and distribution facilities that are designed to provide secure storage and efficient distribution of our training products and accessories.  These operating lease agreements generally contain renewal options that may be exercised at our discretion after the completion of the base rental term.  In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.  At August 31, 2011, we had operating leases that have remaining terms ranging from approximately one year to approximately five years.  Following the sale of our CSBU assets, FC Organizational Products is contractually obligated to pay a portion of our minimum rental payments on certain warehouse and distribution facilities that they are using.  The following table summarizes our future minimum lease payments under operating lease agreements and the lease amounts receivable from FC Organizational Products at August 31, 2011 (in thousands):

YEAR ENDING AUGUST 31,	Required Minimum Lease Payments	Receivable from FC Organizational Products	Net Required Minimum Lease Payments
2012	$2,013	$(475)	$1,538
2013	1,571	(529)	1,042
2014	1,227	(584)	643
2015	1,183	(632)	551
2016	962	(535)	427
Thereafter	70	-	70
	$7,026	$(2,755)	$4,271

We recognize lease expense on a straight-line basis over the life of the lease agreement.  Contingent rent expense is recognized as it is incurred and was insignificant for the periods presented.  Total rent expense recorded in selling, general, and administrative expense from operating lease agreements was $2.7 million, $3.0 million, and $3.2 million for the fiscal years ended August 31, 2011, 2010, and 2009.

Lease Income

We have subleased a significant portion of our corporate headquarters office space located in Salt Lake City, Utah to multiple, unrelated tenants as well as to FC Organizational Products.  We recognize sublease income on a straight-line basis over the life of the agreement.  The cost basis of the office space available for lease was $33.5 million, which had a carrying value of $13.6 million at August 31, 2011.  Future minimum lease payments due to us from our sublease agreements at August 31, 2011 were as follows (in thousands):

YEAR ENDING AUGUST 31,
2012	$2,657
2013	2,611
2014	2,443
2015	2,288
2016	1,815
Thereafter	7,448
$19,262

Sublease payments made to the Company totaled $2.4 million, $3.2 million, and $3.6 million during the fiscal years ended August 31, 2011, 2010, and 2009.

9.	COMMITMENTS AND CONTINGENCIES

Outsourcing Contract

The Company has an outsourcing contract with HP Enterprise Services (HP and formerly Electronic Data Services) to provide information technology system support and product warehousing and distribution services.  During fiscal 2009, we amended the terms of the outsourcing contract with HP.  Under terms of the amended outsourcing contract with HP: 1) the outsourcing contract and its addendums will continue to expire on June 30, 2016; 2) Franklin Covey and FC Organizational Products will have separate information systems services support contracts; 3) we will no longer be required to purchase specified levels of computer hardware technology; and 4) our warehouse and distribution costs will consist of an annual fixed charge, which is partially reimbursable by FC Organizational Products, plus variable charges for actual activity levels.  The warehouse and distribution fixed charge contains an annual escalation clause based upon changes in the Employment Cost Index.  The following schedule summarizes our estimated minimum information systems support and fixed warehouse and distribution charges, without the effect of estimated escalation charges, to HP for services over the remaining life of the outsourcing contract (in thousands):

YEAR ENDING AUGUST 31,	Estimated Gross Minimum and Fixed Charges	Receivable from FC Organizational Products	Estimated Net Minimum and Fixed Charges
2012	$4,366	$(2,195)	$2,171
2013	4,366	(2,195)	2,171
2014	4,366	(2,195)	2,171
2015	4,366	(2,195)	2,171
2016	3,159	(1,827)	1,332
	$20,623	$(10,607)	$10,016

Our actual payments to HP include a variable charge for certain warehousing and distribution activities and may fluctuate in future periods based upon actual sales and activity levels.

During late fiscal 2011, we entered into an agreement with HP to modify the minimum fixed warehouse charges.  Under the terms of this agreement, we moved our primary warehouse to a HP distribution facility in Des Moines, Iowa and HP agreed to list the vacated warehouse space in Salt Lake City, Utah for lease.  As the warehouse space in Salt Lake City is leased, HP will proportionally reduce our fixed warehouse charge.  If the warehouse becomes more than 75 percent leased, the warehouse minimum is contractually reduced to approximately $0.2 million from approximately $2.9 million per year.  At August 31, 2011, the Salt Lake City warehouse was approximately 50 percent leased to an unrelated party and our warehouse minimum charge is reduced accordingly.  Because the agreement does not relieve us from our obligation for the warehouse minimums, the table above has not been reduced to give effect to the leased warehouse space.

During fiscal years 2011, 2010, and 2009, we expensed $6.6 million, $6.2 million, and $7.1 million for services provided under the terms of the HP outsourcing contract.  The total amount expensed each year under the HP contract includes freight charges, which are billed to the Company based upon activity.  Freight charges included in our total HP costs totaled $1.6 million, $1.5 million, and $1.8 million during the years ended August 31, 2011, 2010, and 2009, respectively.

The outsourcing contracts contain early termination provisions that we may exercise under certain conditions.  However, in order to exercise the early termination provisions, we would have to pay specified penalties to HP depending upon the circumstances of the contract termination.

Purchase Commitments

During the normal course of business, we issue purchase orders to various external vendors for products and services.  At August 31, 2011, we had purchase commitments totaling $4.1 million for products and services to be delivered primarily in fiscal 2012.  Other purchase commitments for materials, supplies, and other items incidental to the ordinary conduct of business were immaterial, both individually and in aggregate, to the Company’s operations at August 31, 2011.

Legal Matters

On April 20, 2010, Moore Wallace North America, Inc. doing business as TOPS filed a complaint against FC Organizational Products in the Circuit Court of Cook County, Illinois, for breach of contract.  The complaint also named us as a defendant and alleged that we should be liable for FC Organizational Products’ debts under the doctrine of alter ego or fraudulent transfer.  We are still in the early stages of this litigation and any potential liability is not currently estimable.  We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

We are also the subject of certain other legal actions, which we consider routine to our business activities.  At August 31, 2011, we believe that, after consultation with legal counsel, any potential liability to us under these other actions will not materially affect our financial position, liquidity, or results of operations.

FC Organizational Products Store Leases

According to the terms of the agreements associated with the sale of our CSBU assets that closed in the fourth quarter of fiscal 2008, we assigned the benefits and obligations relating to the leases of most of our retail stores to FC Organizational Products.  However, we remain secondarily liable to fulfill the obligations contained in the lease agreements, including making lease payments, if FCOP is unable to fulfill its obligations pursuant to the terms of the lease agreements.  Any default by FCOP in its lease payment obligations could provide us with certain remedies against FCOP, including potentially allowing us to terminate the master license agreement.  If FCOP is unable to satisfy the obligations contained in the lease agreements and we are unable to obtain adequate remedies, our results of operations and cash flows may be adversely affected.

10.	SHAREHOLDERS’ EQUITY

Preferred Stock

We have 14.0 million shares of preferred stock authorized for issuance.  However, at August 31, 2011, no shares of preferred stock were issued or outstanding.

Common Stock Warrants

Pursuant to the terms of the preferred stock recapitalization plan, in fiscal 2005 we completed a one-to-four forward split of the existing Series A preferred stock and then bifurcated each share of Series A preferred stock into a new share of Series A preferred stock that is no longer convertible into common stock, and a warrant to purchase shares of common stock.  Accordingly, we issued 6.2 million common stock warrants with an exercise price of $8.00 per share (subject to customary anti-dilution and exercise features), which will be exercisable over an eight-year term that expires in March 2013.  These common stock warrants were recorded in shareholders’ equity at fair value on the date of the recapitalization, as determined by a Black-Scholes valuation methodology, which totaled $7.6 million.

During the fourth quarter of fiscal 2011, Knowledge Capital Investment Group (Knowledge Capital), the holder of a warrant to purchase 5,913,402 shares of common stock, exercised its warrant with respect to

1,913,402 shares on a net settlement basis.  As a result of this transaction, we issued 596,116 shares of our common stock to Knowledge Capital from shares held in treasury.  In connection with this warrant exercise, we entered into an agreement with Knowledge Capital regarding its remaining warrant to purchase shares of common stock and the shares of common stock currently held by them.  Knowledge Capital agreed to the following:

1.	To exercise its warrant with respect to the remaining 4.0 million shares only on a net settlement basis.

2.
Not to exercise its right to cause the Company to file a registration statement with respect to the resale of any of the shares owned by Knowledge Capital (including the 1,015,000 shares already owned by Knowledge Capital) prior to the earlier of (i) March 8, 2013 (the expiration of the warrant) and (ii) one year after the date on which the warrant has been exercised in full (the Stand-Off Period).

3.
If Knowledge Capital intends to sell any of our common shares (including shares previously owned by Knowledge Capital) in the market during the Stand-Off Period on an unregistered basis, Knowledge Capital will notify us in writing of such intent, including the details surrounding such sale, at least five trading days before commencing such sales, and, if requested by us, will refrain from selling shares of our common stock for up to 120 days after the date Knowledge Capital intended to begin such sales in order to permit us to arrange for an underwritten or other organized sale of these shares.  This action includes filing with the Securities and Exchange Commission, if applicable and required, an effective registration statement covering the sale of the shares in the manner proposed by Knowledge Capital or as otherwise agreed to by Knowledge Capital and us.

4.	To discuss with us any proposal by us to purchase such shares during the 120-day period.

In exchange for these considerations, we agreed to waive our right to pay cash in lieu of shares upon exercises of the warrant.  Two members of our Board of Directors, including our Chief Executive Officer, have an equity interest in Knowledge Capital.  This transaction and agreement was approved by members of our Board of Directors who are not affiliated with Knowledge Capital and have no economic interest in the warrant.

Common stock warrant activity was insignificant during fiscal 2010 and fiscal 2009.

Treasury Stock

During fiscal 2006, our Board of Directors authorized the purchase of up to $10.0 million of our currently outstanding common stock and canceled all previously approved common stock purchase plans.  Common stock purchases under this approved plan are made at our discretion based on prevailing market prices and are subject to customary regulatory requirements and considerations.  The Company does not have a timetable for the purchase of these common shares, and the authorization by the Board of Directors does not have an expiration date.  Through August 31, 2011, we have purchased 1,009,300 shares of our common stock under the terms of the fiscal 2006 plan for $7.6 million.  We did not purchase any shares of our common stock under this purchase plan during the fiscal years ended August 31, 2011, 2010, or 2009.  At August 31, 2011, we had $2.4 million remaining for future purchases under the terms of this approved plan.

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

In May 2004, our Board of Directors approved modifications to the terms of the management stock loans.  While these changes had significant implications for most management stock loan program participants, the Company did not formally amend or modify the stock loan program notes.  Rather, the Company chose to forego certain of its rights under the terms of the loans and granted participants the modifications described below in order to potentially improve their ability to pay, and the Company’s ability to collect, the outstanding balances of the loans.  These modifications to the management stock loan terms applied to all current and former employees whose loans do not fall under the provisions of the Sarbanes-Oxley Act of 2002.  Loans to our officers and directors (as defined by the Sarbanes-Oxley Act of 2002) were not affected by the approved modifications and loans held by those persons, which totaled $0.8 million, were repaid on the original due date of March 30, 2005.

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

Prior to the May 2004 modifications, we accounted for the loans and the corresponding shares using a loan-based accounting model.  However, due to the nature of the May 2004 modifications, we reevaluated the accounting for the management stock loan program.  Based upon relevant accounting guidance, we determined that the management common stock loans should be accounted for as non-recourse stock compensation instruments.  While this accounting treatment does not alter the legal rights associated with the loans to the employees as described above, the modifications to the terms of the loans were deemed significant enough to adopt the non-recourse accounting model.  Accordingly, the remaining carrying value of the notes and interest receivable related to financing common stock purchases by related parties, which totaled $7.6 million prior to the loan term modifications, was reduced to zero with a corresponding reduction in additional paid-in capital.  Since the Company was unable to exercise control over the underlying management common stock loan shares, the loan program shares continued to be included in basic earnings per share (EPS) following the May 2004 modifications.

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

The fiscal 2006 modifications were intended to give the Company a measure of control over the outstanding loan program shares and to facilitate payment of the loans should the market value of our common stock equal the principal and accrued interest on the management stock loans.  If a loan participant declined the offer to modify their management stock loan, their loan will continue to have the same terms and conditions that were previously approved in May 2004 by our Board of Directors, and their loans will be due at the earlier of March 30, 2008 or the Breakeven Date.  Consistent with the May 2004 modifications, stock loan participants will be unable to realize a gain on the loan program shares unless they pay cash to satisfy the promissory note obligation prior to the due date.  As of the closing date of the extension offer, which was substantially completed in June 2006, management stock loan participants holding approximately 3.5 million shares, or 94 percent of the remaining loan shares, elected to accept the extension offer and placed their management stock loan shares into the escrow account.  The Company is currently in the process of collecting amounts due from participants that declined to place their shares in the escrow account during fiscal 2006.

As a result of this modification, we reevaluated the accounting treatment regarding the loan shares and their inclusion in Basic EPS.  Since the management stock loan shares held in the escrow account continue to have the same income participation rights as other common shareholders, we determined that the escrowed loan shares are participating securities.  As a result, the management loan shares are included in the calculation of basic EPS in periods of net income and excluded from basic EPS in periods of net loss.

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

Shawn D. Moon was also a participant in our management stock loan program, and under that plan owed the Company $1,126,595 (for 75,865 shares) at November 30, 2010.  To settle the loan, he surrendered his loan shares (valued at market) to the Company in partial payment of the loan and we forgave the remaining loan balance.

The inability of the Company to collect all, or a portion, of the management stock loans could have an adverse impact upon our financial position and cash flows compared to full collection of the loans.

12.	FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The book value of our financial instruments at August 31, 2011 and 2010 approximated their fair values.  The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions.  Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2011 or 2010, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.  The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes:

Cash, Cash Equivalents, and Accounts Receivable – The carrying amounts of cash, cash equivalents, and accounts receivable approximate their fair values due to the liquidity and short-term maturity of these instruments.

Other Assets – Our other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt Obligations – At August 31, 2011, our debt obligations consisted of a variable-rate line of credit and a variable term loan with a two year maturity.  The interest rate on these obligations is variable and is adjusted to reflect current market interest rates that would be available to us for a similar instrument.  In addition, the line of credit agreement is renewed on an annual basis and the terms are reflective of current market conditions.  As a result, the carrying value of the obligations on the line of credit and term loan approximate their fair value.

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

Foreign Currency Exposure – Due to the global nature of our operations, we are subject to risks associated with transactions that are denominated in currencies other than the United States dollar, as well as the effects of translating amounts denominated in foreign currencies to United States dollars as a normal part of the reporting process.  The objective of our foreign currency risk management activities is to reduce foreign currency risk in the consolidated financial statements.  In order to manage foreign currency risks, we may make limited use of foreign currency forward contracts and other foreign currency related derivative instruments in the normal course of business.  Although we cannot eliminate all aspects of our foreign currency risk, we believe that our strategy, which may include the use of derivative instruments, can reduce the impacts of foreign currency related issues on our consolidated financial statements.

During the fiscal years ended August 31, 2010 and 2009, we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies.  Because these contracts did not meet specific hedge accounting requirements, gains and losses on these contracts, which expire on a quarterly basis, are recognized in selling, general, and administrative expense, and are used to offset a portion of the gains or losses of the related accounts.  The gains and losses on these contracts had the following impact on the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2011	2010	2009

Losses on foreign exchange contracts	$-	$(240)	$(321)
Gains on foreign exchange contracts	-	-	105
Net losses on foreign exchange contracts	$-	$(240)	$(216)

Interest Rate Risk Management – Due to the limited nature of our interest rate risk, we do not make regular use of interest rate derivatives, and we were not a party to any interest rate derivative instruments during the fiscal years ended August 31, 2011, 2010, or 2009.

13.      SHARE-BASED COMPENSATION PLANS

Overview

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant performance awards, unvested share awards, stock options, and employee stock purchase plan (ESPP) shares.  In addition, our Board of Directors and shareholders may, from time to time, approve fully vested share awards.  Our share-based compensation plans are overseen and approved by the Organization and Compensation Committee of the Board of Directors (the Compensation Committee).  At August 31, 2011, our stock option incentive plan, which permits the granting of performance awards, unvested stock awards to non-employee members of the Board of Directors and employees, and incentive stock options had approximately 1,074,000 shares available for granting. Our 2004 ESPP plan had approximately 670,000 shares authorized for purchase by plan participants.  The total cost of our share-based compensation plans for the fiscal years ended August 31, 2011, 2010, and 2009 were as follows (in thousands):

YEAR ENDED AUGUST 31,	2011	2010	2009

Performance awards	$827	$327	$-
Stock options	820	261	-
Fully vested share awards	669	-	-
Unvested share awards	411	458	427
Compensation cost of the ESPP	61	53	41
	$2,788	$1,099	$468

The compensation cost of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying consolidated statements of operations, and no share-based compensation was capitalized during fiscal years 2011, 2010, or 2009.  We generally issue shares of common stock for our share-based compensation plans from shares held in treasury.  The following is a description of our share-based compensation plans.

Performance Awards

Common Stock Price Performance Award – On July 15, 2011, the Compensation Committee approved a share-based compensation plan that will allow certain members of our management team to receive shares of the Company’s common stock if the price of our common stock averages $17.00 per share or higher over a five-day period.  If the price of our common stock achieves this level on or before July 15, 2014, 100 percent of the awarded shares will vest.  If the price of our common stock reaches the target from July 16, 2014 through July 15, 2016, only 50 percent of the performance shares will vest.  No shares will vest if the price target is met subsequent to July 16, 2016.  We believe that this award program will increase shareholder value as shares will only be awarded to participants if the Company’s share price significantly increases over a relatively short period of time.

Performance awards for 294,158 shares were granted in fiscal 2011 under this program and additional shares are expected to be granted in fiscal 2012 and 2013 as a part of this performance award.

Since this performance award has a market-based vesting condition, the fair value and expected term of this award was determined using a Monte Carlo simulation valuation model.  The following assumptions were made in estimating the fair value of this market-based performance award:

Model Input	Value
Grant date share price per share	$11.34
Volatility	49.83%
Dividend yield	0.0%
Risk-free rate	1.48%

The fair value of this performance award was determined to be $2.6 million, which is being amortized over 0.9 years.  At August 31, 2011, there was $2.2 million of unrecognized compensation cost associated with this performance award.

Long-Term Incentive Plan – Our shareholders have approved a performance based long-term incentive plan (the LTIP) that provides for grants of share-based performance awards to certain managerial personnel and executive management as directed by the Compensation Committee.  The number of common shares that eventually vest and are issued to LTIP participants is variable and is based entirely upon the achievement of specified financial performance objectives during a defined performance period.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the number of shares expected to be issued based upon actual and estimated financial results of the Company compared to the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the estimated probable number of common shares to be issued.

During fiscal 2010, the Compensation Committee approved the fiscal 2010 LTIP award, which includes the following key terms:

•	Target Number of Shares Expected to Vest at August 31, 2012 – 232,576 shares
•	Vesting Dates – August 31, 2012, February 28, 2013, and August 31, 2013
•	Grant Date Fair Value of Common Stock – $5.28 per share

The fiscal 2010 LTIP has a four-year performance period, but has three vesting dates if certain financial measures are achieved during the performance period.  Therefore, we record compensation expense based on the estimated number of shares expected to be issued at each of the vesting dates.  During fiscal 2011, the Compensation Committee determined to cancel the 2010 LTIP for some of the participants since the amount of the awards would have been additive to their total targeted compensation and these participants were included in the new common stock price performance award as described above.  This action canceled 35,039 targeted shares and the cumulative adjustment to reverse previously recorded compensation expense totaled approximately $66,000.  Combined with the departure of two executive team members in August 2010, the targeted number of shares to be awarded under the terms of the fiscal 2010 LTIP is now 182,385 shares.  The reevaluation of the fiscal 2010 LTIP at August 31, 2011 resulted in an insignificant cumulative adjustment to compensation expense.

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

Information related to our stock option activity during the fiscal year ended August 31, 2011 is presented below:

	Number of Stock Options	Weighted Avg. Exercise Price Per Share	Weighted Avg. Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Outstanding at August 31, 2010	482,000	$10.86
Granted	250,000	11.25
Exercised	(35,000)	8.00
Forfeited	(22,000)	7.87
Outstanding at August 31, 2011	675,000	$11.25	8.8	$88

Options vested and exercisable at August 31, 2011	-	$-	-	$-

During fiscal 2010, our Compensation Committee awarded the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) options to purchase 500,000 shares and 175,000 shares of our common stock, respectively.  However, subsequent to filing our annual report on Form 10-K, we determined that our existing stock incentive plan did not allow for option grants in excess of 250,000 shares in one year.  Therefore, we regard the option grant in 2010 to be for 250,000 shares and the CEO was awarded an additional 250,000 options during fiscal 2011.  The impact of this oversight was immaterial to the fiscal 2010 financial statements.

The stock options awarded in fiscal 2011 and fiscal 2010 each have a contractual life of 10 years and are divided into four equal tranches with exercise prices of $9.00 per share, $10.00 per share, $12.00 per share, and $14.00 per share.  The options vest upon resolution of the management common stock loan program, subject to Board of Director approval of the resolution, which was determined to be a market vesting condition based upon our common stock price.  Accordingly, the fair value of these stock options was determined using a Monte Carlo simulation with an embedded Black-Scholes valuation model.  The following assumptions were used to estimate the stated fair value of the stock options awarded during the fiscal years ended August 31, 2011 and 2010 (fair value of the options is stated in thousands):

Model Input	Fiscal 2011 Stock Options	Fiscal 2010 Stock Options
Grant date share price per share	$8.43	$5.28
Volatility	59.02%	51.47%
Dividend yield	0.0%	0.0%
Risk-free rate	0.7%	1.57%

Fair value of award	$756	$493
Estimated time to vest (years)	0.9	1.8

At August 31, 2011, there was $0.2 million of unrecognized compensation expense related to these stock options.  The following additional information applies to our stock options outstanding at August 31, 2011:

Exercise Prices	Number Outstanding at August 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at August 31, 2011	Weighted Average Exercise Price
$9.00	168,750	8.8	$9.00	-	$-
10.00	168,750	8.8	10.00	-	-
12.00	168,750	8.8	12.00	-	-
14.00	168,750	8.8	14.00	-	-
	675,000			-

Stock options exercised during fiscal 2011 were settled using the net share method by issuing 4,061 shares of our common stock and we therefore did not receive any proceeds from these instruments.  The Company received proceeds totaling approximately $7,000 in fiscal 2009 from the exercise of common stock options.  No stock options were exercised during fiscal 2010.  The intrinsic value of stock options exercised was $36,750 and $2,500 for the fiscal years ended August 31, 2011 and 2009.  No stock options vested during the fiscal years ended August 31, 2011, 2010, or 2009.

Fully Vested Stock Awards

During fiscal 2011, the Compensation Committee approved two fully vested share awards.  The fair value of these fully vested share awards was calculated by multiplying the number of shares awarded by the closing price of the Company’s common share price on the date of grant.

Executive Leadership Award – During the fourth quarter of fiscal 2011, the Compensation Committee approved a share-based award for three members of our executive team for strong financial performance during the fiscal year.  The target award totaled 72,134 shares of which 48,049 shares were approved and granted as fully vested shares (the remaining shares were issued as unvested awards—refer to the discussion below).  The resulting share-based compensation expense of $0.5 million was recorded on the date of grant.

Client Partner and Consultant Award – During fiscal 2011 we implemented a new fully vested share-based award program that is designed to reward client partners and consultants for exceptional performance.  The program grants 2,000 shares of common stock to each client partner or consultant who has sold or delivered over $20.0 million in cumulative sales over their career.  In fiscal 2011, eight individuals qualified for the award and 16,000 shares in total were issued to these individuals.  Accordingly, we expensed $0.1 million of share-based compensation cost for these awards during fiscal 2011.  We anticipate that only a limited number of client partners or consultants may qualify for this award in future years.  Due to the immateriality of expected awards in future periods, we have not recorded an obligation for future awards at August 31, 2011.

Unvested Stock Awards

The fair value of our unvested stock awards is calculated by multiplying the number of shares awarded by the closing market price of our common stock on the date of the grant.  The corresponding compensation cost of unvested stock awards is amortized to selling, general, and administrative expense on a straight-line basis over the vesting period of the award.  The following is a description of our unvested stock awards granted to non-employee members of our Board of Directors and to our employees.

Annual Board of Director Award – This award, which is administered under the terms of the Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan, is designed to provide our non-employee directors, who are not eligible to participate in our employee stock incentive plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  For awards granted after fiscal 2008, each eligible director is entitled to receive a whole-share grant equal to $40,000 with a one-year vesting period, which is generally granted in January (following the Annual Shareholders’ Meeting) of each year.  Shares granted under the terms of this annual award subsequent to fiscal 2008 are ineligible to be voted or participate in any common stock dividends until they are vested.

Under the terms of this award, we issued 37,960 shares, 61,064 shares, and 66,112 shares of our common stock to eligible members of the Board of Directors during the fiscal years ended August 31, 2011, 2010, and 2009.  The fair value of the shares awarded to the directors was $0.3 million for each fiscal year as calculated on the grant date of the award.  The corresponding compensation cost is being recognized over the vesting period of the awards, which is one year for all awards granted after fiscal 2008.  The cost of the common stock issued from treasury for these awards was $0.6 million, $0.9 million, and $0.9 million in fiscal years 2011, 2010, and 2009.

Executive Leadership Award – During the fourth quarter of fiscal 2011, the Compensation Committee approved a share-based award for three members of our executive team for strong financial performance during the fiscal year.  The target award totaled 72,134 shares of which 24,085 shares were approved and granted as unvested shares (the remaining shares were issued as fully vested awards—refer to the discussion above).  The unvested award has a specified earnings performance condition, which was achieved at August 31, 2011, and a one-year service condition that started once the earnings condition was met.  If the executive team member leaves prior to the completion of the one-year service period, the award is forfeited.  The compensation cost of this award totaled $0.3 million, which is being recognized over 1.2 years.

The following information applies to our unvested stock awards for the fiscal year ended August 31, 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested stock awards at August 31, 2010	97,064	$6.08
Granted	62,005	9.56
Forfeited	-	-
Vested	(97,064)	6.08
Unvested stock awards at August 31, 2011	62,005	$9.56

At August 31, 2011, there was $0.3 million of unrecognized compensation cost related to unvested stock awards, which is expected to be recognized over the weighted-average vesting period of approximately seven months.  The total recognized tax benefit from unvested stock awards totaled $0.1 million, $0.2 million, and $0.2 million for the fiscal years ended August 31, 2011, 2010, and 2009, respectively.  The intrinsic value of our unvested stock awards at August 31, 2011 was $0.6 million.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each quarter.  A total of 49,962 shares, 56,475 shares, and 55,448 shares were issued to ESPP participants during the fiscal years ended August 31, 2011, 2010, and 2009, which had a corresponding cost basis of $0.7 million, $0.8 million, and $0.7 million, respectively.  The Company received cash proceeds from the ESPP participants totaling $0.3 million in each of the fiscal years 2011, 2010, and 2009.

14.  ACQUISITION OF COVEYLINK

Effective December 31, 2008, we acquired the assets of CoveyLink Worldwide, LLC (CoveyLink).  CoveyLink conducts seminars and training courses and provides consulting based upon the book The Speed of Trust by Stephen M.R. Covey, who is the son of our Vice Chairman of the Board of Directors.

We determined that the CoveyLink operation constituted a business, and we accounted for the acquisition of CoveyLink using the guidance found in Statement of Financial Accounting Standards No. 141, Business Combinations.  The purchase price was $1.0 million in cash plus or minus an adjustment for specified working capital and the costs necessary to complete the transaction, which resulted in a total initial purchase price of $1.2 million.  The previous owners of CoveyLink, which includes Stephen M.R. Covey, are also entitled to earn annual contingent payments based upon earnings growth over the next five years.  Based upon the purchase price allocation and evaluation of the assets acquired and liabilities assumed, we recorded a $0.4 million increase in our intangible assets, for the fair value of customer relationships and the practice leader agreement, and $0.5 million of goodwill (Note 5).  The entire amount of the acquired goodwill is expected to be deductible for income tax purposes.  We also acquired $0.6 million of net accounts receivable, $0.2 million of other assets, and $0.5 million of accounts payable and current accrued liabilities on the acquisition date.

During the fiscal years ended August 31, 2011 and August 31, 2010, we paid $5.4 million and $3.3 million in cash to the former owners of CoveyLink for the first two of five potential annual contingent payments.  The annual contingent payments are based on earnings growth over the specified earnings period and were classified as goodwill in our consolidated balance sheets.

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

Profit Sharing Plans

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code.  These plans provide retirement benefits for employees meeting minimum age and service requirements.  Qualified participants may contribute up to 75 percent of their gross wages, subject to certain limitations.  These plans also provide for matching contributions to the participants that are paid by the Company.  The matching contributions, which were expensed as incurred, totaled $1.2 million, $0.9 million, and $0.9 million during the fiscal years ended August 31, 2011, 2010, and 2009.  We do not sponsor or participate in any defined benefit pension plans.

Deferred Compensation Plan

We have a non-qualified deferred compensation (NQDC) plan that provided certain key officers and employees the ability to defer a portion of their compensation until a later date.  Deferred compensation amounts used to pay benefits were held in a “rabbi trust,” which invested in insurance contracts, various mutual funds, and shares of our common stock as directed by the plan participants.  However, due to legal changes resulting from the American Jobs Creation Act of 2004, we determined to cease compensation deferrals to the NQDC plan after December 31, 2004.  Following the cessation of deferrals to the NQDC plan, the number of participants remaining in the plan declined steadily, and during the fourth quarter of fiscal 2009 our Board of Directors decided to partially terminate the NQDC plan.  Following this decision, all of the plan’s assets were liquidated, the plan’s liabilities were paid, and the only remaining items in the NQDC plan are shares of our common stock owned by the remaining plan participants.  At August 31, 2011 and 2010, the cost basis of the shares of our common stock held by the rabbi trust was $0.4 million.

16.	INCOME TAXES

The (provision) benefit for income taxes from continuing operations consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2011	2010	2009
Current:
Federal	$-	$454	$33
State	(204)	(16)	35
Foreign	(1,643)	(1,555)	(1,812)
	(1,847)	(1,117)	(1,744)

Deferred:
Federal	430	(1,254)	1,402
State	149	43	53
Foreign	(45)	488	91
Generation of foreign tax credit carryforwards	3,788	-	-
Generation (utilization) of net loss carryforwards	(6,012)	(468)	4,012
Benefit (provision) resulting from the allocation of certain tax items directly to contributed capital	(102)	(176)	-
	(1,792)	(1,367)	5,558
	$(3,639)	$(2,484)	$3,814

The allocation of total income tax benefit (provision) is as follows (in thousands):

YEAR ENDED AUGUST 31,	2011	2010	2009
Continuing operations	$(3,639)	$(2,484)	$3,814
Other comprehensive income	(310)	229	123
Discontinued operations	-	(440)	(185)
Gain on sale of discontinued operations	-	(854)	-
	$(3,949)	$(3,549)	$3,752

Income from continuing operations before income taxes consisted of the following (in thousands):

YEAR ENDED AUGUST 31,	2011	2010	2009
United States	$7,438	$1,127	$(15,229)
Foreign	1,008	53	367
	$8,446	$1,180	$(14,862)

The differences between income taxes at the statutory federal income tax rate and income taxes from continuing operations reported in our consolidated statements of operations were as follows:

YEAR ENDED AUGUST 31,	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	3.7	1.2	2.3
Foreign jurisdictions tax differential	0.3	(4.2)	(1.5)
Tax differential on income subject to both U.S. and foreign taxes	(5.7)	140.6	(5.4)
Uncertain tax positions	3.7	(21.2)	-
Tax on management stock loan interest	3.6	25.9	(2.7)
Non-deductible executive compensation	1.3	26.8	(0.5)
Non-deductible meals and entertainment	1.5	7.4	(0.6)
Other	(0.3)	(0.9)	(0.9)
	43.1%	210.6%	25.7%

We paid significant amounts of withholding tax on foreign royalties during fiscal years 2011, 2010, and 2009.  We also recognized taxable income on repatriated earnings from foreign income that are taxed in both foreign and domestic jurisdictions.  During fiscal 2011, we concluded that domestic foreign tax credits will be available to offset our fiscal 2011 foreign withholding taxes and U.S. taxes on foreign dividends.  However, for fiscal 2010 and fiscal 2009 we concluded that no domestic foreign tax credits were available to offset the foreign withholding taxes and the U.S. taxes on foreign dividends.

We accrue taxable interest income on outstanding management common stock loans (Note 11).  Consistent with the accounting treatment for these loans, we are not recognizing interest income for book purposes, thus resulting in a permanent book versus tax difference.

The significant components of our deferred tax assets and liabilities were comprised of the following (in thousands):

YEAR ENDED AUGUST 31,	2011	2010

Deferred income tax assets:
Sale and financing of corporate headquarters	$11,171	$11,439
Foreign income tax credit carryforward	5,946	2,159
Net operating loss carryforward	4,128	10,795
Impairment of FC Organizational Products note receivable	1,653	1,504
Investment in FC Organizational Products	1,466	1,747
Bonus and other accruals	1,403	821
Deferred compensation	1,003	293
Unearned revenue	784	783
Inventory and bad debt reserves	639	603
Alternative minimum tax carryforward	393	421
Sales returns and contingencies	248	286
Impairment of investment in Franklin Covey Coaching, LLC	46	595
Other	151	146
Total deferred income tax assets	29,031	31,592
Less: valuation allowance	(2,159)	(2,159)
Net deferred income tax assets	26,872	29,433

Deferred income tax liabilities:
Intangibles step-ups – definite lived	(8,866)	(9,812)
Intangibles step-ups – indefinite lived	(8,597)	(8,606)
Property and equipment depreciation	(5,430)	(6,098)
Intangible asset impairment and amortization	(4,319)	(3,454)
Unremitted earnings of foreign subsidiaries	(609)	(386)
Other	(114)	(129)
Total deferred income tax liabilities	(27,935)	(28,485)
Net deferred income taxes	$(1,063)	$948

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

YEAR ENDED AUGUST 31,	2011	2010

Current assets	$3,005	$2,543
Long-term assets	16	42
Long-term liabilities	(4,084)	(1,637)
Net deferred income tax asset	$(1,063)	$948

A federal net operating loss of $33.3 million was generated in fiscal 2003, all of which has been utilized.  The federal net operating loss carryforward generated in fiscal 2004 totaled $21.2 million.  During fiscal 2011, a total of $16.1 million of the fiscal 2004 loss carryforward was utilized, leaving a remaining loss carryforward from fiscal 2004 of $5.1 million, which expires on August 31, 2024.  In fiscal 2009, a federal net operating loss of $9.7 million was generated, which expires on August 31, 2029.  The total loss carryforward of $14.8 million includes $2.0 million of deductions applicable to additional paid-in capital that will be credited once all loss carryforward amounts are utilized.

We also have state net operating loss carryforwards generated in various state jurisdictions that expire primarily between August 31, 2012 and August 31, 2024.

Our U.S. foreign income tax credit carryforward of $2.2 million that was generated during fiscal 2002 expires on August 31, 2012.  Our U.S. foreign income tax credit carryforward of $3.8 million that was generated during fiscal 2011 expires on August 31, 2021.

Valuation Allowance on Deferred Tax Assets

We have determined that projected future taxable income is adequate to allow for realization of all domestic deferred tax assets, except for the foreign tax credit of $2.2 million generated in fiscal 2002, which expires at August 31, 2012.  We considered sources of taxable income, including future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and reasonable, practical tax-planning strategies to generate additional taxable income.  Based on the factors described above, we concluded that realization of our domestic deferred tax assets, except for $2.2 million in foreign tax credit carryforwards, is more likely than not at August 31, 2011.

The table below presents the pre-tax book income, significant book versus tax differences, and taxable income for the years ended August 31, 2011, 2010, and 2009 (in thousands).

YEAR ENDED AUGUST 31,	2011	2010	2009

Domestic pre-tax book income (loss)	$7,438	$1,745	$(14,593)
Actual and deemed foreign dividends	5,409	2,502	593
Property and equipment depreciation and dispositions	1,766	1,482	1,599
Share-based compensation	1,700	359	227
Changes in accrued liabilities	1,091	(724)	(931)
Disallowed executive compensation	537	755	198
Impairment of note receivable from FC Organizational Products	390	315	3,706
Interest on management common stock loans	376	313	1,133
Unearned revenue	37	1,534	400
Taxable earnings (losses) from FC Organizational Products	(748)	(3,073)	623
Amortization/write-off of intangible assets	(1,274)	(617)	(1,022)
Deduction for foreign income taxes	-	(1,272)	(1,410)
Sale of corporate headquarters campus	(683)	(585)	(530)
Other book versus tax differences	281	232	(152)
	$16,320	$2,966	$(10,159)

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

YEAR ENDED AUGUST 31,	2011	2010	2009
Beginning balance	$3,940	$4,225	$4,232
Additions based on tax positions related to the current year	6	46	434
Additions for tax positions in prior years	384	173	51
Reductions for tax positions of prior years resulting from the lapse of applicable statute of limitations	-	(425)	(271)
Other reductions for tax positions of prior years	(627)	(79)	(221)
Ending balance	$3,703	$3,940	$4,225

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.8 million at August 31, 2011 and 2010.  Included in the ending balance of gross unrecognized tax benefits is $2.6 million related to individual states’ net operating loss carryforwards.  Interest and penalties related to uncertain tax positions are recognized as components of income tax expense.  The net accruals and reversals of interest and penalties increased income tax expense by an insignificant amount in fiscal 2011, decreased income tax expense by $0.1 million in fiscal 2010, and increased income tax expense by an insignificant amount in fiscal 2009.  The balance of interest and penalties included on our consolidated balance sheets at August 31, 2011 and 2010 was $0.1 million.  We do not expect significant changes in our unrecognized tax benefits over the next twelve months.

We file United States federal income tax returns as well as income tax returns in various states and foreign jurisdictions.  The tax years that remain subject to examinations for our major tax jurisdictions are shown below.  Additionally, any net operating losses that were generated in prior years and utilized in these years may be subject to examination.

2004-2011	Canada
2005-2011	Australia
2006-2011	Japan, United Kingdom
2007-2011	United States – state and local income tax
2008-2011	United States – federal income tax

17.	EARNINGS PER SHARE

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

YEAR ENDED AUGUST 31,	2011	2010	2009
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations	$4,807	$(1,304)	$(11,048)
Income from discontinued operations, net of tax	-	548	216
Gain on sale of discontinued operations, net of tax	-	238	-
Net income (loss)	$4,807	$(518)	$(10,832)

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding(1)	17,106	13,525	13,406
Effect of dilutive securities:
Stock options and other share-based awards	42	-	-
Common stock warrants(2)	399	-	-
Diluted weighted average shares outstanding	17,547	13,525	13,406

EPS Calculations:
Income (loss) from continuing operations per share:
Basic	$.28	$(.10)	$(.82)
Diluted	.27	(.10)	(.82)

Income from discontinued operations, net of tax, per share:
Basic and diluted	-	.04	.01

Gain on sale of discontinued operations, net of tax, per share:
Basic and diluted	-	.02	-

Net income (loss) per share:
Basic	.28	(.04)	(.81)
Diluted	.27	(.04)	(.81)

(1)
Since we recognized net income for the fiscal year ended August 31, 2011, basic weighted average shares for that period includes 3.3 million shares of common stock held by management stock loan participants that were placed in escrow.  These shares were excluded from basic weighted-average shares for the fiscal years ended August 31, 2010 and 2009.

(2)	For the fiscal years ended August 31, 2010 and 2009, the conversion of 6.2 million common stock warrants is not assumed because such conversion would be anti-dilutive.

At August 31, 2011, 2010, and 2009, we had 0.7 million, 0.5 million, and 1.7 million stock options outstanding (Note 13) that were not included in the calculation of diluted weighted average shares outstanding for those periods because the options’ exercise prices were greater than the average market price of our common stock or the options were otherwise unexerciseable.  We also have 4.3 million common stock warrants outstanding at August 31, 2011 that have an exercise price of $8.00 per share (Note 10).  These warrants, which expire in March 2013, and unexercisable stock options described above will have a more pronounced dilutive impact on our EPS calculation in future periods if the market price of our common stock increases.

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

The fiscal 2009 restructuring charge totaled $2.0 million, of which $1.9 million was allocated to the U.S./Canada division and $0.1 million was allocated to the international division.  The fiscal 2009 asset impairment charge of $3.6 million was expensed through our corporate operations.

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

ENTERPRISE INFORMATION
(in thousands)
Fiscal Year Ended August 31, 2011	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization	Segment Assets	Capital Expenditures

U.S./Canada	$118,420	$71,782	$12,947	$1,722	$3,525	$76,152	$4,020
International	40,011	31,037	15,068	436	15	10,902	938
Total	158,431	102,819	28,015	2,158	3,540	87,054	4,958
Corporate and eliminations	2,373	655	(9,796)	1,409	-	64,373	507
Consolidated	$160,804	$103,474	$18,219	$3,567	$3,540	$151,427	$5,465

Fiscal Year Ended August 31, 2010

U.S./Canada	$98,344	$60,367	$7,956	$1,825	$3,746	$74,527	$1,966
International	35,309	27,148	10,456	352	14	13,205	86
Total	133,653	87,515	18,412	2,177	3,760	87,732	2,052
Corporate and eliminations	3,221	1,556	(6,945)	1,492	-	61,273	60
Consolidated	$136,874	$89,071	$11,467	$3,669	$3,760	$149,005	$2,112

Fiscal Year Ended August 31, 2009

U.S./Canada	$83,193	$48,808	$(5,212)	$2,304	$3,748	$75,743	$3,397
International	36,385	27,352	11,040	377	13	13,766	343
Total	119,578	76,160	5,828	2,681	3,761	89,509	3,740
Corporate and eliminations	3,556	1,722	(9,375)	1,851	-	54,369	94
Consolidated	$123,134	$77,882	$(3,547)	$4,532	$3,761	$143,878	$3,834

Capital expenditures in the U.S./Canada segment include $3.1 million, $0.7 million, and $1.8 million of spending on capitalized curriculum during the fiscal years ended August 31, 2011, 2010 and 2009, respectively.

A reconciliation of enterprise EBITDA to consolidated income (loss) from continuing operations before taxes is provided below (in thousands):

YEAR ENDED AUGUST 31,	2011	2010	2009
Enterprise EBITDA	$28,015	$18,412	$5,828
Corporate expenses	(9,796)	(6,945)	(9,375)
Consolidated EBITDA	18,219	11,467	(3,547)
Depreciation	(3,567)	(3,669)	(4,532)
Amortization	(3,540)	(3,760)	(3,761)
Consolidated income (loss) from operations	11,112	4,038	(11,840)
Interest income	21	34	27
Interest expense	(2,687)	(2,892)	(3,049)
Income (loss) from continuing operations before income taxes	$8,446	$1,180	$(14,862)

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

Corporate assets, such as cash, accounts receivable, and other assets are not generally allocated for business analysis purposes.  However, inventories, intangible assets, goodwill, identifiable fixed assets, and certain other assets are allocated for analysis purposes.  A reconciliation of enterprise assets to consolidated assets is as follows (in thousands):

AUGUST 31,	2011	2010	2009
Reportable unit assets	$87,054	$87,732	$89,509
Corporate assets	64,421	61,323	54,513
Intercompany accounts receivable	(48)	(50)	(144)
	$151,427	$149,005	$143,878

Enterprise-Wide Information

Our revenues are derived primarily from the United States.  However, we also operate wholly-owned offices or contract with licensees to provide products and services in various countries throughout the world.  Our consolidated revenues from continuing operations were derived from the following countries (in thousands):

YEAR ENDED AUGUST 31,	2011	2010	2009
Net sales:
United States	$115,709	$97,286	$82,437
Japan	17,263	13,935	16,955
Canada	7,080	6,157	6,555
United Kingdom	5,143	5,751	5,235
Australia	5,058	4,545	3,314
China	2,185	1,900	1,652
Brazil/South America	1,122	1,229	1,039
Korea	861	1,028	917
Indonesia	610	461	378
Malaysia	429	361	328
Mexico	395	261	138
Others	4,949	3,960	4,186
	$160,804	$136,874	$123,134

During fiscal 2011, we recognized $16.8 million in sales from our contracts with a division of the United States federal government, which is more than ten percent of our consolidated revenues for the year.

At August 31, 2011, we had sales offices in Australia, Japan, and the United Kingdom.  Our long-lived assets were held in the following locations for the periods indicated (in thousands):

AUGUST 31,	2011	2010	2009
United States/Canada	$97,455	$96,512	$101,335
Japan	1,690	1,962	1,835
United Kingdom	100	145	410
Australia	126	108	156
	$99,371	$98,727	$103,736

Inter-segment sales were immaterial and are eliminated in consolidation.

19.	RELATED PARTY TRANSACTIONS

FC Organizational Products

During the fourth quarter of fiscal 2008, we joined with Peterson Partners to create a new company, FC Organizational Products, LLC.  This new company purchased substantially all of the assets of our consumer solutions business unit with the objective of expanding the worldwide sales of FC Organizational Products as governed by a comprehensive license agreement between us and FCOP.  On the date of the sale closing, we invested approximately $1.8 million to purchase a 19.5 percent voting interest in FCOP, and made a $1.0 million priority capital contribution with a 10 percent return.

We receive reimbursement for certain operating costs, such as warehousing and distribution costs, which are billed to us by third party providers.  We also make payments to FCOP for products that we use for our training and consulting services.  At August 31, 2011 and 2010, we had $5.7 million and $5.0 million receivable from FCOP, which have been classified in current assets on our consolidated balance sheets.  We also owed FCOP $1.2 million and $1.7 million at August 31, 2011 and 2010 for items purchased in the ordinary course of business.  These liabilities were classified in accounts payable in the accompanying consolidated balance sheets.  Although FCOP is past due on a portion of its receivables, we believe that we will obtain payment from FCOP for these charges.  However, the failure of FCOP to make payment on these reimbursable costs may have an adverse impact on our financial position and cash flows.

Based on the terms of the sale transaction, we were entitled to receive a $1.2 million adjustment for working capital delivered on the closing date of the sale and to receive $2.3 million as reimbursement for specified costs necessary to complete the transaction.  Payment for these costs was originally due in January 2009, but we extended the due date of the payment at FC Organizational Products’ request and obtained a promissory note from FCOP for the amount owed, plus accrued interest.  The promissory note includes accrued interest through the date of the note, matures on September 30, 2013, and bears interest at 10 percent per year.  At the time we received the promissory note from FCOP, we believed that we could obtain payment for the amount owed, based on prior year performance and forecasted financial performance in 2009.  However, the financial position of FCOP deteriorated significantly late in fiscal 2009, and the deterioration continued subsequent to August 31, 2009.  As a result of this deterioration, the Company reassessed the collectibility of the promissory note.  Based on revised expected cash flows and other operational issues, we determined that the promissory note should be impaired at August 31, 2009.  Accordingly, we recorded a $3.6 million impaired asset charge and reversed $0.1 million of interest income that was recorded during fiscal 2009 from the working capital settlement and reimbursable transaction cost receivables.

Other Related Party Transactions

The Company pays the Vice-Chairman of the Board of Directors a percentage of the proceeds received for seminars that he presents.  During the fiscal years ended August 31, 2011, 2010, and 2009, we expensed charges totaling $0.9 million, $1.4 million, and $1.3 million to the Vice-Chairman for his seminar presentations.  We also pay the Vice-Chairman a percentage of the royalty proceeds received from the sale of certain books that were authored by him.  During fiscal 2011, 2010, and 2009, we expensed approximately $0.3 million, $50,000, and $0.2 million for royalties to the Vice-Chairman under these agreements.  At August 31, 2011 and 2010, we had accrued $1.7 million and $1.2 million payable to the Vice-Chairman under the forgoing agreements.  These amounts were included as a component of accrued liabilities in our consolidated balance sheets.

We pay a son of the Vice-Chairman of the Board of Directors, who is also an employee of the Company, a percentage of the royalty proceeds received from the sales of certain books authored by him.  During the fiscal years ended August 31, 2011, 2010, and 2009, we expensed $0.1 million, $0.2 million, and $0.1 million to the son of the Vice-Chairman for these royalties and had $0.1 million accrued at August 31, 2011 and 2010 as payable under the terms of this arrangement.  These amounts are included in accrued liabilities in our consolidated balance sheets.

During fiscal 2006, we signed a non-exclusive license agreement for certain intellectual property with a son of the Vice-Chairman of the Board of Directors, who was previously an officer of the Company and a member of our Board of Directors.  We are required to pay the son of the Vice-Chairman royalties for the use of certain intellectual property developed by the son of the Vice-Chairman.  The amount expensed for these royalties due to the son of the Vice-Chairman totaled $1.1 million, $1.1 million, and $0.5 million during the fiscal years ended August 31, 2011, 2010, and 2009, respectively.  During fiscal 2009, we acquired CoveyLink (Note 14), which was owned by this son of the Vice-Chairman, and signed an amended license agreement as well as a speaker services agreement.  Based on the provisions of the speakers’ services agreement, we pay the son of the Vice-Chairman a portion of the speaking revenues received for his presentations.  We expensed $1.0 million, $0.8 million, and $0.8 million for payment from these presentations during each fiscal years 2011, 2010 and 2009, which are based upon the concepts found in The Speed of Trust, which was authored by this son of the Vice-Chairman.  We had $0.3 million and $0.1 million accrued for these fees at August 31, 2011 and 2010.  These amounts are included in accrued liabilities in our consolidated balance sheets.

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

Our independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued an audit report, included herein, on the effectiveness of our internal control over financial reporting.  Their report is included in Item 8 of this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended August 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

There was no information to be disclosed in a current Report on Form 8-K during fourth quarter of fiscal 2011 that was not previously reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is incorporated by reference to the sections entitled “Nominees for Election to the Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Board of Director Meetings and Committees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 27, 2012.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

The Board of Directors has determined that one of the Audit Committee members, Robert Daines, is a “financial expert” as defined in Regulation S-K 407(d)(5) adopted under the Securities Exchange Act of 1934, as amended.  Our Board of Directors has determined that Mr. Daines is an “independent director” as defined by the New York Stock Exchange (NYSE).

We have adopted a code of ethics for our senior financial officers that include the Chief Executive Officer, the Chief Financial Officer, and other members of our financial leadership team.  This code of ethics is available on our website at www.franklincovey.com.  We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our web site at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 27, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Plan Category	[a] Number of securities to be issued upon exercise of outstanding options, warrants, and rights		[b] Weighted-average exercise price of outstanding options, warrants, and rights	[c] Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders(1)(4)	1,177	(2)	$11.25	1,963	(3)

(1)	Excludes 62,005 shares of unvested (restricted) stock awards and stock units that are subject to forfeiture.

(2)
Amount includes 501,892 performance share awards that are expected to be awarded under the terms of a Board of Director approved long-term incentive plans (LTIP).  The number of shares eventually awarded to LTIP participants is variable and based upon the achievement of specified financial performance goals related to cumulative operating income.  The weighted average exercise price of outstanding options, warrants, and rights does not take the LTIP awards into account.  For further information on our share-based compensation plans, refer to the notes to our financial statements as presented in Item 8 of this report.

(3)	Amount is based upon the number of LTIP shares expected to be awarded at August 31, 2011 and may change in future periods based upon the achievement of specified goals and revisions to estimates.

(4)	At August 31, 2011, we had approximately 670,000 shares authorized for purchase by participants in our Employee Stock Purchase Plan.

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 27, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 27, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 27, 2012.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         List of documents filed as part of this report:

1.
Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2011, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2011 and 2010

Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) for the years ended August 31, 2011, 2010, and 2009

Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the years ended August 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

3.	Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
2.1	Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(11)
2.2	Amendment to Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(12)
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(4)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey (Appendix C)	(7)
3.3	Amended and Restated Bylaws of the Registrant	(1)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)

4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(3)
4.3	Registration Rights Agreement, dated June 2, 1999	(3)
4.4	Restated Shareholders Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)
4.5	Restated Registration Rights Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)
10.1*	Amended and Restated 2004 Employee Stock Purchase Plan	(10)
10.2*	Forms of Nonstatutory Stock Options	(1)
10.3	Warrant, dated March 8, 2005, to purchase 5,913,402 shares of Common Stock issued by the Company to Knowledge Capital Investment Group	(4)
10.4	Form of Warrant to purchase shares of Common Stock to be issued by the Company to holders of Series A Preferred Stock other than Knowledge Capital Investment Group	(4)
10.5	Master Lease Agreement between Franklin SaltLake LLC (Landlord) and Franklin Development Corporation (Tenant)	(5)
10.6	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(5)
10.7	Redemption Extension Voting Agreement between Franklin Covey Co. and Knowledge Capital Investment Group, dated October 20, 2005	(6)
10.8	Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated April 1, 2001	(8)
10.9	Additional Services Addendum No. 1 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(8)
10.10	Amendment No. 2 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(8)
10.11	Amendment No. 6 to the Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services L.L.C. dated April 1, 2006	(9)
10.12	Master License Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(13)
10.13	Supply Agreement between Franklin Covey Products, LLC and Franklin Covey Product Sales, Inc.	(13)
10.14	Master Shared Services Agreement between The Franklin Covey Products Companies and the Shared Services Companies	(13)
10.15	Amended and Restated Operating Agreement of Franklin Covey Products, LLC	(13)

10.16	Sublease Agreement between Franklin Development Corporation and Franklin Covey Products, LLC	(13)
10.17	Sub-Sublease Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(13)
10.18	General Services Agreement between Franklin Covey Co. and Electronic Data Systems (EDS) dated October 27, 2008	(14)
10.19	Asset Purchase Agreement by and Among Covey/Link LLC, CoveyLink Worldwide LLC, Franklin Covey Co., and Franklin Covey Client Sales, Inc. dated December 31, 2008	(15)
10.20	Amended and Restated License of Intellectual Property by and Among Franklin Covey Co. and Covey/Link LLC, dated December 31, 2008	(15)
10.21*	Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan	(16)
10.22	Amended and Restated Credit Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 14, 2011	(17)
10.23	Amended and Restated Security Agreement by and among Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011	(17)
10.24	Amended and Restated Repayment Guaranty by and among Franklin Development Corporation, Franklin Covey Travel Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011	(17)
10.25	Amended and Restated Secured Promissory Note between Franklin Covey Co. and JPMorgan Chase Bank, N.A. for $10.0 million revolving loan, dated March 14, 2011	(17)
10.26	Amended and Restated Secured Promissory Note between Franklin Covey Co. and JPMorgan Chase Bank, N.A. for $5.0 million term loan, dated March 14, 2011	(17)
10.27	Agreement dated July 26, 2011, between Franklin Covey Co., and Knowledge Capital Investment Group	(18)
21	Subsidiaries of the Registrant		éé
23.1	Consent of Independent Registered Public Accounting Firm		éé
23.2	Consent of Independent Registered Public Accounting Firm		éé
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		éé
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer		éé
32	Section 1350 Certifications		éé

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.

(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.
(3)	Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 14, 1999). Registration No. 005-43123.
(4)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.**
(5)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 27, 2005.**
(6)	Incorporated by reference to Report on Form 8-K filed with the Commission on October 24, 2005.**
(7)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 12, 2005.**
(8)	Incorporated by reference to Report on Form 10-Q filed July 10, 2001, for the quarter ended May 26, 2001.**
(9)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 5, 2006.**
(10)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on February 1, 2005.**
(11)	Incorporated by reference to Report on Form 8-K/A filed with the Commission on May 29, 2008.**
(12)	Incorporated by reference to Report on Form 10-Q filed July 10, 2008, for the Quarter ended May 31, 2008.**
(13)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 11, 2008.**
(14)	Incorporated by reference to Report on Form 10-K filed with the Commission on November 14, 2008.**
(15)	Incorporated by reference to Report on Form 10-Q filed with the Commission on April 9, 2009.**
(16)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 15, 2010.**
(17)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 17, 2011.**
(18)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 28, 2011.**

éé  Filed herewith and attached to this report.
*       Indicates a management contract or compensatory plan or agreement.
**     Registration No. 001-11107.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2011.

FRANKLIN COVEY CO.

By:	/s/ Robert A. Whitman
Robert A. Whitman Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert A. Whitman	Chairman of the Board and Chief Executive Officer	November 14, 2011
Robert A. Whitman
/s/ Stephen R. Covey	Vice-Chairman of the Board	November 14, 2011
Stephen R. Covey
/s/ Clayton M. Christensen	Director	November 14, 2011
Clayton M. Christensen
/s/ Robert H. Daines	Director	November 14, 2011
Robert H. Daines
/s/ E.J. “Jake” Garn	Director	November 14, 2011
E.J. “Jake” Garn
/s/ Dennis G. Heiner	Director	November 14, 2011
Dennis G. Heiner
/s/ Donald J. McNamara	Director	November 14, 2011
Donald J. McNamara
/s/ Joel C. Peterson	Director	November 14, 2011
Joel C. Peterson
/s/ E. Kay Stepp	Director	November 14, 2011
E. Kay Stepp