Form 10-Q
period 2011-11-26
FRANKLIN COVEY CO
filed 2012-01-05
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2011

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

17,749,414 shares of Common Stock as of December 31, 2011

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	November 26, 2011	August 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,591	$3,016
Accounts receivable, less allowance for doubtful accounts of $747 and $798	29,739	32,412
Receivable from related party	6,381	5,717
Inventories	4,532	4,301
Deferred income taxes	2,992	3,005
Prepaid expenses and other assets	3,786	3,605
Total current assets	50,021	52,056

Property and equipment, net	19,093	19,143
Intangible assets, net	61,072	61,703
Goodwill	9,172	9,172
Other assets	9,847	9,353
	$149,205	$151,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$890	$857
Line of credit	1,131	-
Current portion of bank note payable	2,500	2,292
Accounts payable	8,226	9,154
Income taxes payable	692	285
Accrued liabilities	17,444	22,813
Total current liabilities	30,883	35,401

Financing obligation, less current portion	29,269	29,507
Bank note payable, less current portion	2,083	2,708
Other liabilities	412	411
Deferred income tax liabilities	4,467	4,084
Total liabilities	67,114	72,111

Shareholders’ equity:
Common stock – $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	180,609	179,515
Common stock warrants	5,260	5,260
Retained earnings	19,931	18,269
Accumulated other comprehensive income	3,416	3,592
Treasury stock at cost, 9,372 and 9,386 shares	(128,478)	(128,673)
Total shareholders’ equity	82,091	79,316
	$149,205	$151,427

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Quarter Ended
	November 26, 2011	November 27, 2010
	(unaudited)

Net sales:
Training and consulting services	$36,382	$37,555
Products	2,463	1,276
Leasing	695	585
	39,540	39,416
Cost of sales:
Training and consulting services	11,859	13,250
Products	735	681
Leasing	404	409
	12,998	14,340
Gross profit	26,542	25,076

Selling, general, and administrative	21,373	19,789
Depreciation	834	910
Amortization	631	929
Income from operations	3,704	3,448

Interest income	3	4
Interest expense	(633)	(711)
Income before income taxes	3,074	2,741
Provision for income taxes	(1,412)	(1,947)
Net income	$1,662	$794

Net income per share:
Basic and diluted	$.09	$.05

Weighted average number of common shares:
Basic	17,733	17,032
Diluted	17,998	17,115

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Quarter Ended
	November 26, 2011	November 27, 2010
	(unaudited)
Cash flows from operating activities:
Net income	$1,662	$794
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,489	1,839
Share-based compensation expense	1,191	381
Amortization of capitalized curriculum costs	478	423
Deferred income taxes	394	1,263
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	2,530	(5,195)
Decrease (increase) in inventories	(268)	507
Decrease (increase) in receivable from related party, prepaid expenses, and other assets	(762)	102
Increase (decrease) in accounts payable and accrued liabilities	(6,502)	(2,701)
Decrease in other long-term liabilities	(2)	-
Increase in income taxes payable	410	438
Net cash provided by (used for) operating activities	620	(2,149)

Cash flows from investing activities:
Purchases of property and equipment	(554)	(303)
Curriculum development costs	(1,097)	(1,001)
Net cash used for investing activities	(1,651)	(1,304)

Cash flows from financing activities:
Proceeds from line of credit borrowing	5,942	16,265
Payments on line of credit borrowing	(4,811)	(14,449)
Principal payments on bank note payable	(417)	-
Principal payments on financing obligation	(213)	(178)
Proceeds from sales of common stock from treasury	99	77
Purchase of treasury shares	-	(4)
Net cash provided by financing activities	600	1,711

Effect of foreign exchange rates on cash and cash equivalents	6	(38)
Net decrease in cash and cash equivalents	(425)	(1,780)
Cash and cash equivalents at beginning of the period	3,016	3,484
Cash and cash equivalents at end of the period	$2,591	$1,704

Supplemental disclosure of cash flow information:
Cash paid for interest	$630	$703
Cash paid for income taxes	511	288

Non-cash investing and financing activities:
Acquisition of property and equipment through accounts payable	$428	$177

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended August 31, 2011.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that end on November 26, 2011, February 25, 2012, and May 26, 2012 during fiscal 2012.  Under the modified 52/53-week fiscal year, the quarter ended November 26, 2011 had one less business day than the quarter ended November 27, 2010.  Unless otherwise noted, references to fiscal years apply to the 12 months ended on August 31 of the specified year.

The results of operations for the quarter ended November 26, 2011 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2012, or for any future periods.

At November 26, 2011, the carrying value of our financial instruments approximated their fair values.

NOTE 2 – ACCOUNTS RECEIVABLE

During the normal course of business, we may extend credit to our customers for their purchases of our services and products, which results in accounts receivable.  Our trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in the existing accounts receivable balance.  We determine the allowance for doubtful accounts based upon historical write-off experience and current economic conditions, and we review the adequacy of the allowance for doubtful accounts on a regular basis.  Receivable balances past due over 90 days, which exceed a specified dollar amount, are reviewed individually for collectibility.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Activity in our allowance for doubtful accounts was comprised of the following for the quarter ended November 26, 2011 (in thousands):

Allowance for Doubtful Accounts

Balance at August 31, 2011	$798
Additions: charged to expense	23
Deductions: amounts written off	(74)
Balance at November 26, 2011	$747

Recoveries of amounts previously written off were insignificant during the quarter ended November 26, 2011.

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	November 26, 2011	August 31, 2011

Finished goods	$4,396	$4,158
Raw materials	136	143
	$4,532	$4,301

NOTE 4 – SHARE-BASED COMPENSATION

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  The compensation cost of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying condensed consolidated income statements and no share-based compensation was capitalized during the quarter ended November 26, 2011.  The total cost of our share-based compensation plans was as follows for the periods presented (in thousands):

	Quarter Ended
	November 26, 2011	November 27, 2010

Performance awards	$925	$50
Stock option vesting	168	112
Unvested share awards	80	102
Employee stock purchase plan	18	13
Fully vested stock awards	-	104
	$1,191	$381

The following is a description of recent developments in our share-based compensation plans.

Performance Awards

During the quarter ended November 26, 2011, the Compensation Committee of the Board of Directors granted a new performance based equity award for the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and the Chief People Officer (CPO).  A total of 106,101 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, Adjusted EBITDA and Productivity Practice sales.  Three tranches of 24,757 shares will immediately vest to the participants when consolidated trailing four-quarter Adjusted EBITDA totals $26.0 million, $33.0 million, and $40.0 million.  Another three tranches of 10,610 shares will immediately vest when trailing four-quarter Productivity Practice sales total $20.5 million, $23.5 million, and $26.5 million.  These performance awards have a maximum life of six years.  Compensation expense is recognized as the Company determines that it is probable that the shares will vest.  Adjustments to compensation expense to reflect the number of shares expected to be awarded will be made on a cumulative basis at the date of the adjustment.

There were no other performance awards granted or modified during the quarter ended November 26, 2011.  Compensation expense recognized during the quarter ended November 26, 2011 for performance awards includes expense related to awards granted in previous periods.

Stock Options

We have an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the fair market value of our common stock on the date of grant.  During the quarter ended November 26, 2011 we did not grant any new stock options or modify existing awards and there were no significant changes to the stock option information disclosed as of August 31, 2011.  At November 26, 2011 we had no remaining unrecognized compensation expense related to our stock option awards.

Unvested Share Awards

Our annual unvested share awards granted to non-employee members of our Board of Directors is administered under the terms of the Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock incentive plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  The annual unvested award is generally granted in January (following the Annual Shareholders’ Meeting) of each year.  In fiscal 2011, each eligible director was entitled to receive a whole-share grant equal to $40,000 with a one-year vesting period, which resulted in a total of 37,960 shares issued to members of the Board of Directors under this program.  At November 26, 2011, there was approximately $27,000 of unrecognized compensation expense associated with the fiscal 2011 Board of Director unvested share award.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter ended November 26, 2011, a total of 12,155 shares were issued to participants in the ESPP.

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

Our effective tax rate for the quarter ended November 26, 2011 of approximately 46 percent was somewhat higher than statutory combined rates primarily due to taxable interest income on outstanding management common stock loans and the tax differential on income subject to both foreign and U.S. taxation.  The effective tax rate for the quarter ended November 26, 2011 includes the benefit of foreign tax credits to be claimed on our U.S. federal income tax returns.  The effective tax rate for the quarter ended November 27, 2010 of approximately 71 percent did not include the benefit of such foreign tax credits because we did not initially believe the Company would be able to utilize the benefits during fiscal 2011.

However, due to the utilization of net loss carryforwards and other deferred income tax assets, our cash paid for income taxes will remain significantly less than our income tax provision during the foreseeable future.  During the quarter ended November 26, 2011, we paid $0.5 million of cash for income taxes.

NOTE 6 – COMPREHENSIVE INCOME

Comprehensive income or loss is based on net income or net loss and includes charges and credits to equity accounts that are not the result of transactions with shareholders.  Our comprehensive income was calculated as follows for the periods indicated (in thousands):

	Quarter Ended
	November 26, 2011	November 27, 2010
Net income	$1,662	$794
Other comprehensive income (loss) items, net of tax:
Foreign currency translation adjustments	(176)	52
Comprehensive income	$1,486	$846

NOTE 7 – EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income or loss by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income or loss by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “if converted” method, as appropriate.  Due to modifications to our management stock loan program, we determined that the shares of management stock loan participants that were placed in the escrow account are participating securities because they continue to have equivalent common stock dividend rights.  Accordingly, these management stock loan shares are included in our basic EPS calculation during periods of net income and excluded from the basic EPS calculation in periods of net loss.  Our unvested share-based compensation awards are not entitled to participate in dividends until they vest and are excluded from our EPS calculation.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended
	November 26, 2011	November 27, 2010
Numerator for basic and diluted earnings per share:
Income before income taxes	$3,074	$2,741
Income tax provision	(1,412)	(1,947)
Net income	$1,662	$794

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding(1)	17,733	17,032
Effect of dilutive securities:
Stock options and other share-based awards	30	83
Common stock warrants(2)	235	-
Diluted weighted average shares outstanding	17,998	17,115

EPS Calculations:
Net income per share:
Basic and diluted	$.09	$.05

(1)
Since we recognized net income for the quarters ended November 26, 2011 and November 27, 2010, basic weighted average shares for those periods include 3.3 million shares and 3.4 million shares, respectively, of common stock held by management stock loan participants that were placed in escrow.

(2)	For the quarter ended November 27, 2010, the conversion of 6.2 million common stock warrants was not assumed because such conversion would be anti-dilutive.

At November 26, 2011 and November 27, 2010, we had approximately 0.7 million and 0.5 million stock options outstanding, which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of our common shares for the respective periods.  Although these shares were not included in our calculation of diluted EPS, these stock options, and other dilutive securities, including performance share-based compensation instruments, may have a dilutive effect on our EPS calculation in future periods if the price of our common stock increases.

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

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  There were no significant organizational or structural changes during the quarter ended November 26, 2011.  We account for our segment information on the same basis as the accompanying condensed consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)
Quarter Ended November 26, 2011	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization

U.S./Canada	$27,446	$17,145	$2,434	$419	$627
International	11,399	9,106	5,119	90	4
Total	38,845	26,251	7,553	509	631
Corporate and eliminations	695	291	(2,384)	325	-
Consolidated	$39,540	$26,542	$5,169	$834	$631

Quarter Ended November 27, 2010

U.S./Canada	$28,170	$16,391	$3,071	$457	$926
International	10,661	8,510	4,340	72	3
Total	38,831	24,901	7,411	529	929
Corporate and eliminations	585	175	(2,124)	381	-
Consolidated	$39,416	$25,076	$5,287	$910	$929

A reconciliation of our U.S./Canada and international EBITDA to consolidated income from continuing operations before taxes is provided below (in thousands):

	Quarter Ended
	November 26, 2011	November 27, 2010
U.S./Canada and international EBITDA	$7,553	$7,411
Corporate expenses	(2,384)	(2,124)
Consolidated EBITDA	5,169	5,287
Depreciation	(834)	(910)
Amortization	(631)	(929)
Income from operations	3,704	3,448
Interest income	3	4
Interest expense	(633)	(711)
Income before taxes	$3,074	$2,741

NOTE 9 – SUBSEQUENT EVENT

On April 20, 2010, Moore Wallace North America, Inc. doing business as TOPS filed a complaint against FC Organizational Products, LLC (FCOP) in the Circuit Court of Cook County, Illinois, for breach of contract.  The complaint also named us as a defendant and alleged that we should be liable for FCOP’s debts under the doctrine of alter ego or fraudulent transfer.  On December 23, 2011, Moore Wallace North America, Inc., FCOP, and the Company entered into a settlement agreement and mutual release.  Under the terms of this agreement, FCOP paid Moore Wallace North America, Inc. a specified sum to settle the complaint.

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

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2011.

RESULTS OF OPERATIONS

Overview

Our first fiscal quarter includes the months of September, October, and November.  The first quarter of fiscal 2012, which ended on November 26, 2011, continued the favorable momentum that we experienced during fiscal 2011 as continued sales increases in the majority of our delivery channels essentially offset expected declines in governmental services sales.  Consolidated sales increased to $39.5 million for the first quarter of fiscal 2012 compared with $39.4 million in fiscal 2011.  Primarily due to increased book royalties and international licensee royalties, our gross profit improved to $26.5 million compared to $25.1 million in the prior year.  Our income from operations improved to $3.7 million compared to $3.4 million in the first quarter of fiscal 2011 and our income from before income taxes also improved to $3.1 million compared with $2.7 million in fiscal 2011.  Following the impact of accounting for income taxes (refer to discussion below), our net income was $1.7 million, or $.09 per diluted share, compared to $0.8 million, or $.05 per diluted share, in the first quarter of fiscal 2011.

The primary factors that influenced our operating results for the quarter ended November 26, 2011 were as follows:

•
Sales – Our consolidated sales increased to $39.5 million in the first quarter of fiscal 2012 compared with $39.4 million in the same quarter of fiscal 2011.  Sales increased at three of our four U.S./Canada direct offices, at two of three direct international offices, at the majority of our international licensees, at all of our national account practices, and from increased book royalty revenues related to new publications.  These increases were offset by expected sales reductions from contracts with a governmental agency.  Although the majority of these contracts have been delivered in prior periods, we expect to continue to deliver services on these contracts throughout fiscal 2012, but at reduced levels compared with fiscal 2011.

•
Gross Profit – Our gross profit totaled $26.5 million compared to $25.1 million in the first quarter of fiscal 2011.  Our consolidated gross margin, which is gross profit in terms of a percentage of sales, increased to 67.1 percent of sales compared to 63.6 percent in fiscal 2011.  The improvement in our gross margin was primarily due to increased book royalties and increased foreign licensee royalty revenues, which have higher gross margins than the majority of our other revenue streams.

•
Operating Expenses – Our operating expenses increased by $1.2 million compared to the first quarter of fiscal 2011, which was primarily due to a $1.6 million increase in selling, general, and administrative expenses.  The increase in selling, general, and administrative expense was primarily due to increased non-cash share-based compensation expense and costs associated with the launch of our new flagship productivity offering entitled The 5 Choices to Extraordinary Productivity.  Increased selling, general, and administrative expense was partially offset by decreased depreciation and amortization expenses.

•
Income Taxes – For the quarter ended November 26, 2011, we recognized a tax provision of $1.4 million compared to $1.9 million in the first quarter of fiscal 2011.  Our effective tax rate for the quarter ended November 26, 2011 of approximately 46 percent was somewhat higher than statutory combined rates primarily due to taxable interest income on outstanding management common stock loans and the tax differential on income subject to both foreign and U.S. taxation.  The effective tax rate for the quarter ended November 26, 2011 includes the benefit of foreign tax credits to be claimed on our U.S. federal income tax returns.  The effective tax rate for the quarter ended November 27, 2010 of approximately 71 percent did not include the benefit of such foreign tax credits because we did not initially believe the Company would be able to utilize the benefits during fiscal 2011.

The following table sets forth sales data from continuing operations by category and by our primary delivery channels (in thousands):

	Quarter Ended
	November 26, 2011	November 27, 2010	Percent Change
Sales by Category:
Training and consulting services	$36,382	$37,555	(3)
Products	2,463	1,276	93
Leasing	695	585	19
	$39,540	$39,416	-

Sales by Channel:
U.S./Canada direct	$18,398	$21,085	(13)
International direct	7,573	7,499	1
International licensees	3,921	3,193	23
National account practices	5,479	4,425	24
Self-funded marketing	2,926	2,167	35
Other	1,243	1,047	19
	$39,540	$39,416	-

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended November 26, 2011 Compared to the Quarter Ended November 27, 2010

Sales

We offer a variety of training courses, consulting services, and training related products that are focused on leadership, productivity, strategy execution, sales force performance, trust, and effective communications that are provided both domestically and internationally through our sales force, facilitators, or through international licensees.  The following sales analysis for the quarter ended November 26, 2011 is based on activity through our primary delivery channels:

U.S./Canada Direct – This channel includes our four regional field offices that serve our clients in the United States and Canada and our government services group.  During the first quarter of fiscal 2012, our sales performance through these offices was primarily impacted by expected sales reductions from contracts with a governmental agency.  Although the majority of these contracts have been delivered in prior periods, we expect to continue to deliver services on these contracts throughout the remainder of fiscal 2012.  Sales through our government services group decreased $3.9 million compared with the first quarter of fiscal 2011.  Partially offsetting lower governmental services sales were increases at three of our four regional offices.  Sales increases through our regional offices were generally broad based across our curriculums and were favorably impacted by the launch of our new productivity offering, The 5 Choices to Extraordinary Productivity during the quarter.

International Direct – Our three directly owned international offices are located in Australia, Japan, and the United Kingdom.  The slight increase in international direct sales was primarily due to improved sales in Japan, which increased $0.2 million compared to the same quarter of fiscal 2011.  The increase in sales was attributable to improved publishing sales, the favorable impact of translating sales to U.S. dollars, and improved training sales.  Partially offsetting increased sales in Japan was a $0.1 million decrease in sales at our office in Australia.  Sales at our office in the United Kingdom were essentially flat compared to the prior year.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  During the quarter ended November 26, 2011, the majority of our foreign licensees had increased sales compared to the prior year, which resulted in increased licensee royalty revenues compared to the prior year.

National Account Practices – Our national account practices are comprised of programs that are not typically offered in our regional field offices and includes Helping Clients Succeed from the sales performance group, The Leader In Me curriculum designed for students from our education practice, and Winning Customer Loyalty from our customer loyalty practice.  The increase in national account practice sales was due to increased sales at all of these practices, led by increased sales performance group sales and education practice revenues.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  The increase in sales was primarily due to a $1.4 million increase in book royalties attributable to new books and publications and audio product sales.  Increased book royalties were partially offset by decreased speaking revenues resulting primarily from the retirement of Dr. Stephen R. Covey from public speaking events.

Other – Our other sales are comprised primarily of leasing and shipping and handling revenues.  The increase in other sales was primarily due to improved leasing revenues resulting from new lease contracts at our corporate headquarters.  We continue to have vacant space available for lease at our corporate headquarters campus and we are actively seeking new tenants for this available property.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended November 26, 2011, our consolidated gross profit increased to $26.5 million compared to $25.1 million in the first quarter of fiscal 2011.  The increase in gross profit was primarily attributable to increased book royalties and increased licensee revenues sales as previously described.  These increases contributed to an improvement in our consolidated gross margin, which is gross profit stated in terms of a percentage of sales.  Our gross margin for the quarter ended November 26, 2011 increased to 67.1 percent of sales compared to 63.6 percent in fiscal 2011.  Due to the nature and impact of the book royalties recognized during the quarter, we anticipate that our gross margin will decline slightly in future periods of fiscal 2012.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses increased $1.6 million compared to the prior year.  As a percent of sales, SG&A expenses increased to 54.1 percent of sales in the first quarter of fiscal 2012 compared to 50.2 percent of sales in the prior year.  The increase in SG&A expenses was primarily due to 1) a $0.8 million increase in non-cash share-based compensation expense resulting primarily from new performance-based share awards granted in fiscal 2011 and during the first quarter of fiscal 2012; 2) a $0.5 million increase in advertising and promotional costs that were primarily related to the launch of our new productivity offering The 5 Choices to Extraordinary Productivity; 3) a $0.5 million increase in associate costs primarily due to the addition of new personnel; and 4) a $0.3 million increase in travel-related expenses primarily related to promotional events for our new productivity offering mentioned above.  These increases were partially offset by decreased auditing costs and by decreased rent expense compared to the prior year.

Depreciation – Depreciation expense decreased by $0.1 million compared to the same quarter of fiscal 2011 primarily due to certain assets becoming fully depreciated.  Based on acquisitions that occurred during the quarter ended November 26, 2011 and expected capital asset activity during the remainder of fiscal 2012, we expect depreciation expense to total approximately $2.7 million for fiscal 2012.

Amortization – Amortization expense from definite-lived intangible assets decreased by $0.3 million compared to the prior year primarily due to the full amortization of certain intangible assets in the fourth quarter of fiscal 2011.  As a result, we currently expect that intangible asset amortization expense will decrease compared to periods in fiscal 2011 and will total approximately $2.5 million in fiscal 2012.

Income Taxes

Our effective tax rate for the quarter ended November 26, 2011 of approximately 46 percent was somewhat higher than statutory combined rates primarily due to taxable interest income on outstanding management common stock loans and the tax differential on income subject to both foreign and U.S. taxation.  The effective tax rate for the quarter ended November 26, 2011 includes the benefit of foreign tax credits to be claimed on our U.S. federal income tax returns.  The effective tax rate for the quarter ended November 27, 2010 of approximately 71 percent did not include the benefit of such foreign tax credits because we did not initially believe the Company would be able to utilize the benefits during fiscal 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

At November 26, 2011 we had $2.6 million of cash and cash equivalents compared to $3.0 million at August 31, 2011 and our net working capital (current assets less current liabilities) increased to $19.1 million at November 26, 2011 compared to $16.7 million at August 31, 2011.  Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and proceeds from our revolving line of credit facility.

We may use the line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the line of credit agreement.  The line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.  Our line of credit agreement expires in March 2012 and is therefore classified as a current obligation on our condensed consolidated balance sheet at November 26, 2011.  At November 26, 2011, we had $1.1 million outstanding on the line of credit and $4.6 million outstanding on the term loan payable.

In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including (i) a funded debt to EBITDAR ratio requirement of less than 3.00 to 1.00; (ii) a fixed charge coverage ratio requirement in excess of 1.5 to 1.0; (iii) a minimum net worth of at least $67.0 million; and (iv) a capital expenditure limitations of less than $8.0 million per year.  We believe that we were in compliance with the terms and covenants of the line of credit agreement for the quarter ended November 26, 2011.

In addition to our $10.0 million revolving line of credit facility, we have a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended November 26, 2011.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in products sold, and to fund working capital needs.  Our cash provided by operating activities totaled $0.6 million for the quarter ended November 26, 2011 compared with $2.1 million of cash used in the same quarter of the prior year.  The improvement in cash flows from operating activities was primarily driven by continued improvements in our operations and by improved collections of accounts receivable compared to the prior year.  We also used cash to pay our seasonally high August 31 accrued liabilities, which was primarily the result of year end commissions and bonuses.  We believe that our continued efforts to improve working capital balances and improve income from operations will improve our cash flows from operating activities in future periods of fiscal 2012.  However, the success of these efforts, and their eventual contribution to our cash flows, is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

During the quarter ended November 26, 2011 we used $1.7 million of cash for investing activities.  Our primary uses of cash for investing activities were additional spending on curriculum development and the purchase of property and equipment in the normal course of business. We spent $1.1 million during the first quarter of fiscal 2012 to develop various new curriculums and offerings.  Our purchases of property and equipment, which totaled $0.6 million, consisted primarily of computer hardware, software, and office equipment.

Cash Flows From Financing Activities

During the first quarter of fiscal 2012 our net cash provided by financing activities totaled $0.6 million, which consisted primarily of $1.1 million of net proceeds from our line of credit facility.  Partially offsetting the cash obtained from our line of credit and from the issuance of common stock from participants in our employee stock purchase plan was $0.6 million of cash used for principal payments on our note payable to the bank and our financing obligation.

Sources of Liquidity

Going forward, we will continue to incur costs necessary for the operation and potential growth of the business.  We anticipate using cash on hand, cash provided by the sale of goods and services to our clients on the condition that we can continue to generate positive cash flows from operating activities, proceeds from our line of credit, and other financing alternatives, if necessary, for these expenditures.  We will soon begin negotiations with the lender on our line of credit and believe that we will be successful in obtaining a new or extended line of credit from our lender prior to the expiration of the current credit facility in March 2012 to ensure available liquidity in future periods.  Additional potential sources of liquidity include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  However, no assurance can be provided that we will obtain a new or extended line of credit or obtain additional financing from other sources on terms that would be acceptable to us.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.  If we are unsuccessful in obtaining a renewal or extension of our line of credit, or additional financing, we believe that cash flows from operations combined with a number of initiatives we would implement in the months preceding the due date would create sufficient liquidity to pay down the required outstanding balance on the line of credit.  These initiatives include deferral of capital purchases for externally developed curriculum and uncommitted capital expenditures; deferral of executive team compensation; deferral of certain related party contractual earnout payments; substantial reduction of associate salaries; reduction of operating expenses, including non-critical travel; and deferral of payments to other vendors in order to generate sufficient cash.

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

Contractual Obligations

The Company has not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) payments to HP Enterprise Services for outsourcing services related to information systems, warehousing, and distribution services; 3) minimum rent payments for office and warehouse space; 4) the repayment of our note payable and line of credit obligations; and 5) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business.   There have been no significant changes to our expected required contractual obligations from those disclosed at August 31, 2011.

According to the terms of the agreements associated with the sale of the Consumer Solutions Business Unit assets that closed in the fourth quarter of fiscal 2008, we assigned the benefits and obligations relating to the leases of our retail stores to FC Organization Products, LLC (FCOP and formerly Franklin Covey Products), an entity in which we own approximately 19 percent.  However, we remain secondarily liable for these leases and may have to fulfill the obligations contained in the lease agreements, including making lease payments, if FCOP is unable to fulfill its obligations pursuant to the terms of the lease agreements.  Any default by FCOP in its lease payment obligations could provide us with certain remedies against FCOP, including potentially allowing us to terminate the Master License Agreement with FCOP.  If FCOP is unable to satisfy the obligations contained in the lease agreements and we are unable to obtain adequate remedies, our results of operations and cash flows may be adversely affected.

Other Items

The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock.  For further information regarding our management common stock loan program, refer to Note 11 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended August 31, 2011.  The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting polices used to prepare our consolidated financial statements are outlined primarily in Note 1 of the consolidated financial statements presented in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended August 31, 2011.  Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements.  We regularly evaluate our estimates and assumptions and base those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America.  Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not within our control, but which may have an impact on these estimates and our actual financial results.

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

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services.  For transactions that contain more than one element, we recognize revenue in accordance with the guidance for multiple element arrangements using the relative selling price method.

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

Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at November 26, 2011 would decrease our reported income from operations by approximately $0.1 million.

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

While we have not made material changes to our inventory valuation methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have an adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory valuation reserves at November 26, 2011 would decrease our reported income from operations by $0.1 million.

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and goodwill balances are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset was generated by the merger with the Covey Leadership Center and has been deemed to have an indefinite life.  This intangible asset is tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and international licensee royalties.  Our goodwill was generated by the acquisition of CoveyLink Worldwide, LLC during fiscal 2009 and the subsequent payment of the first two of five contingent annual earnout payments contained in the acquisition agreement.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales levels, future training and consulting sales activity, anticipated expenses, future gross margins, the adequacy of existing capital resources, our ability to obtain a new or extended line of credit, our ability to maintain adequate capital for our operations, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuations, expectations regarding future tax liabilities and offsetting credits, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in cash flows from operating activities, expected improvements in our working capital, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected repayment of our line of credit in future periods, expected repayment of amounts receivable from FC Organizational Products LLC, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2011, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.  During the quarter ended November 26, 2011, we did not utilize any foreign currency or interest rate derivative instruments.

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

PART II.    OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

On April 20, 2010, Moore Wallace North America, Inc. doing business as TOPS filed a complaint against FC Organizational Products, LLC (FCOP) in the Circuit Court of Cook County, Illinois, for breach of contract.  The complaint also named us as a defendant and alleged that we should be liable for FCOP’s debts under the doctrine of alter ego or fraudulent transfer.  On December 23, 2011, Moore Wallace North America, Inc., FCOP, and the Company entered into a settlement agreement and mutual release.  Under the terms of this agreement, FCOP paid Moore Wallace North America, Inc. a specified sum to settle the complaint.

Item 1A.     RISK FACTORS

                        For further information regarding our Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Item 6.       EXHIBITS

(A)	Exhibits:
	3.1	Amended and Restated Bylaws of Franklin Covey Co., as amended by the First Amendment to the Amended and Restated Bylaws, dated December 16, 2011.
	31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer.
	31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer.
	32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date:	January 5, 2012	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer

Date:	January 5, 2012	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer