Form 10-Q/A
period 2011-11-26
FRANKLIN COVEY CO
filed 2012-01-26
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this amendment to Franklin Covey Co.’s quarterly report on Form 10-Q (the Form 10-Q) for the period ended November 26, 2011, which was filed with the Securities and Exchange Commission on January 5, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T, and no other changes have been made to that Form 10-Q.  Exhibit 101 to this report provides the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL):  (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Income Statements, (iii) the unaudited Condensed Consolidated Cash Flows Statements, and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive files are not deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II.     OTHER INFORMATION

Item 6.         EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Franklin Covey Co., as amended by the First Amendment to the Amended and Restated Bylaws, dated December 16, 2011.*

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer.*
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer.*

32	Section 1350 Certifications.*

101
The following materials from the Franklin Covey Co. Quarterly Report on Form 10-Q for the period ended November 26, 2011 are formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Income Statements, (iii) the unaudited Condensed Consolidated Cash Flows Statements, and (iv) the Notes to Condensed Consolidated Financial Statements.**

_________________

*	Previously filed with Franklin Covey Co.’s Form 10-Q for the period ended November 26, 2011 on January 5, 2012.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date:	January 25, 2012	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer

Date:	January 25, 2012	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer