Form 10-Q
period 2012-02-25
FRANKLIN COVEY CO
filed 2012-04-04
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2012

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

17,799,581 shares of Common Stock as of March 30, 2012

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	February 25, 2012	August 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,214	$3,016
Accounts receivable, less allowance for doubtful accounts of $733 and $798	27,367	32,412
Receivable from related party	5,402	5,717
Inventories	3,837	4,301
Deferred income taxes	2,969	3,005
Prepaid expenses and other assets	4,434	3,605
Total current assets	52,223	52,056

Property and equipment, net	18,518	19,143
Intangible assets, net	60,447	61,703
Goodwill	9,172	9,172
Other assets	9,872	9,353
	$150,232	$151,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$923	$857
Current portion of bank note payable	2,500	2,292
Accounts payable	7,040	9,154
Income taxes payable	380	285
Accrued liabilities	19,133	22,813
Total current liabilities	29,976	35,401

Financing obligation, less current portion	29,026	29,507
Bank note payable, less current portion	1,458	2,708
Other liabilities	393	411
Deferred income tax liabilities	5,118	4,084
Total liabilities	65,971	72,111

Shareholders’ equity:
Common stock – $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	181,056	179,515
Common stock warrants	5,260	5,260
Retained earnings	21,093	18,269
Accumulated other comprehensive income	3,285	3,592
Treasury stock at cost, 9,322 and 9,386 shares	(127,786)	(128,673)
Total shareholders’ equity	84,261	79,316
	$150,232	$151,427

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
	(unaudited)		(unaudited)
Net sales:
Training and consulting services	$35,606	$33,337	$71,988	$70,893
Products	2,303	1,543	4,766	2,819
Leasing	718	598	1,413	1,183
	38,627	35,478	78,167	74,895
Cost of sales:
Training and consulting services	11,973	11,260	23,832	24,511
Products	1,247	705	1,982	1,386
Leasing	426	402	830	811
	13,646	12,367	26,644	26,708
Gross profit	24,981	23,111	51,523	48,187

Selling, general, and administrative	20,714	19,915	42,087	39,704
Depreciation	860	788	1,694	1,698
Amortization	626	920	1,256	1,850
Income from operations	2,781	1,488	6,486	4,935

Interest income	4	6	7	11
Interest expense	(626)	(642)	(1,260)	(1,351)
Income before income taxes	2,159	852	5,233	3,595
Provision for income taxes	(997)	(547)	(2,409)	(2,494)
Net income	$1,162	$305	$2,824	$1,101

Net income per share:
Basic	$.07	$.02	$.16	$.06
Diluted	.06	.02	.16	.06

Weighted average number of common shares:
Basic	17,764	16,990	17,748	17,011
Diluted	18,287	17,379	18,142	17,247

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Two Quarters Ended
	February 25, 2012	February 26, 2011
	(unaudited)
Cash flows from operating activities:
Net income	$2,824	$1,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,982	3,594
Amortization of capitalized curriculum costs	902	843
Deferred income taxes	1,056	1,669
Loss on disposals of property and equipment	18	7
Share-based compensation expense	2,245	808
Changes in assets and liabilities:
Decrease in accounts receivable, net	4,847	3,165
Decrease in inventories	390	235
Decrease (increase) in receivable from related party, prepaid expenses, and other assets	(366)	1,908
Decrease in accounts payable and accrued liabilities	(5,831)	(5,284)
Increase (decrease) in other long-term liabilities	(8)	2
Increase in income taxes payable	119	260
Net cash provided by operating activities	9,178	8,308

Cash flows from investing activities:
Purchases of property and equipment	(1,013)	(802)
Curriculum development costs	(1,667)	(1,333)
Net cash used for investing activities	(2,680)	(2,135)

Cash flows from financing activities:
Proceeds from line-of-credit borrowing	8,523	29,676
Payments on line-of-credit borrowing	(8,523)	(37,716)
Payments on bank note payable	(1,042)	-
Principal payments on financing obligation	(443)	(361)
Proceeds from sales of common stock from treasury	205	150
Purchase of common shares for treasury	(21)	(48)
Net cash used for financing activities	(1,301)	(8,299)

Effect of foreign exchange rates on cash and cash equivalents	1	(92)
Net increase (decrease) in cash and cash equivalents	5,198	(2,218)
Cash and cash equivalents at beginning of the period	3,016	3,484
Cash and cash equivalents at end of the period	$8,214	$1,266

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,255	$1,378
Cash paid for income taxes	1,081	697

Non-cash investing and financing activities:
Acquisition of property and equipment through accounts payable	$307	$94

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a global content and intellectual property company focused on individual and organizational performance.  Our mission is to “enable greatness in people and organizations everywhere,” and we believe that we are experts at solving seven pervasive, intractable problems, each of which requires a change in human behavior.  We are organized to address these seven problems, which include the following: Leadership, Execution, Productivity, Trust, Loyalty, Sales Performance, and Education.  As we deliver our solutions to these problems, we believe there are four important characteristics that distinguish us from our competitors.

1.
World Class Content – Our content is principle centered and based on natural laws of human behavior and effectiveness.  Our content is designed to build new skillsets, establish new mindsets, and provide enabling toolsets.

2.
Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: on-site training, training led through certified facilitators, on-line learning, blended learning, intellectual property licenses, and organization-wide transformation processes, including consulting and coaching.

3.
Global Capability – We operate four regional sales offices in the United States; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculum and provide services in over 140 other countries and territories around the world.

4.	Transformational Impact and Reach – We hold ourselves responsible for and measure ourselves by our clients’ achievement of transformational results.

Our offerings are described in further detail at www.franklincovey.com.  We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People and its execution process, The 4 Disciplines of Execution.

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

The results of operations for the quarter and two quarters ended February 25, 2012 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2012, or for any future periods.

At February 25, 2012, the carrying value of our financial instruments approximated their fair values.

NOTE 2 – ACCOUNTS RECEIVABLE

During the normal course of business, we may extend credit to our customers for their purchases of our services and products, which results in accounts receivable.  Our trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in the existing accounts receivable balance.  We determine the allowance for doubtful accounts based upon historical write-off experience and current economic conditions, and we review the adequacy of the allowance for doubtful accounts on a regular basis.  Receivable balances past due over 90 days, which exceed a specified dollar amount, are reviewed individually for collectibility.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Activity in our allowance for doubtful accounts was comprised of the following for the two quarters ended February 25, 2012 (in thousands):

Balance at August 31, 2011	$798
Additions: charged to expense	55
Deductions: amounts written off	(120)
Balance at February 25, 2012	$733

Recoveries of amounts previously written off were insignificant during the two quarters ended February 25, 2012.

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	February 25, 2012	August 31, 2011

Finished goods	$3,691	$4,158
Raw materials	146	143
	$3,837	$4,301

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

	Quarter Ended		Two Quarters Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Performance awards	$949	$103	$1,873	$153
Stock options	-	205	168	317
Unvested share awards	85	102	165	205
Employee stock purchase plan	20	17	39	29
Fully vested share awards	-	-	-	104
	$1,054	$427	$2,245	$808

The following is a description of recent developments in our share-based compensation plans.

Performance Awards

During the first quarter of fiscal 2012, the Organization and Compensation Committee of the Board of Directors granted a new performance-based equity award for the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and the Chief People Officer (CPO).  A total of 106,101 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, Adjusted EBITDA and Productivity Practice sales.  Three tranches of 24,757 shares will immediately vest to the participants when consolidated trailing four-quarter Adjusted EBITDA totals $26.0 million, $33.0 million, and $40.0 million.  Another three tranches of 10,610 shares will immediately vest when trailing four-quarter Productivity Practice sales total $20.5 million, $23.5 million, and $26.5 million.  These performance awards have a maximum life of six years.  Compensation expense is recognized as the Company determines that it is probable that the shares will vest.  Adjustments to compensation expense to reflect the number of shares expected to be awarded will be made on a cumulative basis at the date of the adjustment.

There were no other performance awards granted or modified during the quarter or two quarters ended February 25, 2012.  Compensation expense recognized during the quarter and two quarters ended February 25, 2012 for performance awards includes expense related to awards granted in previous periods.

Stock Options

We have an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the fair market value of our common stock on the date of grant.  During the quarter and two quarters ended February 25, 2012 we did not grant any new stock options or modify existing awards and there were no significant changes to the stock option information disclosed as of August 31, 2011.  At February 25, 2012 we had no remaining unrecognized compensation expense related to our stock option awards.

Unvested Share Awards

Our annual unvested share awards granted to non-employee members of our Board of Directors is administered under the terms of the Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock incentive plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  The annual unvested award is generally granted in January (following the Annual Shareholders’ Meeting) of each year.  In fiscal 2012, each eligible director was entitled to receive a whole-share grant equal to $50,000 with a one-year vesting period, which resulted in a total of 37,275 shares issued to members of the Board of Directors under this program.  At February 25, 2012, there was approximately $0.3 million of unrecognized compensation expense associated with the fiscal 2012 Board of Director unvested share award.  The fiscal 2011 Board of Director unvested share award vested in January 2012.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter and two quarters ended February 25, 2012, a total of 13,850 shares and 26,005 shares were issued to participants in the ESPP.

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

Our effective tax rate for the two quarters ended February 25, 2012 of approximately 46 percent was somewhat higher than statutory combined rates primarily due to taxable interest income on outstanding management common stock loans and the tax differential on income subject to both foreign and U.S. taxation.  The effective tax rate for the two quarters ended February 25, 2012 includes the benefit of foreign tax credits to be claimed on our U.S. federal income tax returns.  The effective tax rate for the two quarters ended February 26, 2011 of approximately 69 percent did not include the benefit of such foreign tax credits because we did not initially believe the Company would be able to utilize the benefits during fiscal 2011.

However, due to the utilization of net loss carryforwards and other deferred income tax assets, our cash paid for income taxes will remain significantly less than our income tax provision during the foreseeable future.  During the two quarters ended February 25, 2012, we paid $1.1 million in cash for income taxes.

NOTE 6 – COMPREHENSIVE INCOME

Comprehensive income is based on net income or loss and includes charges and credits to equity accounts that were not the result of transactions with shareholders.  Our comprehensive income was calculated as follows for the periods presented in this report (in thousands):

	Quarter Ended		Two Quarters Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Net income	$1,162	$305	$2,824	$1,101
Other comprehensive income or (loss) items, net of tax:
Foreign currency translation adjustments	(131)	187	(307)	239
Comprehensive income	$1,031	$492	$2,517	$1,340

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

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Two Quarters Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Numerator for basic and diluted earnings per share:
Income before income taxes	$2,159	$852	$5,233	$3,595
Income tax provision	(997)	(547)	(2,409)	(2,494)
Net income	$1,162	$305	$2,824	$1,101

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding(1)	17,764	16,990	17,748	17,011
Effect of dilutive securities:
Stock options and other share-based awards	27	51	29	67
Common stock warrants	496	338	365	169
Diluted weighted average shares outstanding	18,287	17,379	18,142	17,247

EPS Calculations:
Net income per share:
Basic	$.07	$.02	$.16	$.06
Diluted	.06	.02	.16	.06

(1)
Since we recognized net income for the period presented, our basic weighted average shares for those periods include 3.3 million shares of common stock held by management stock loan participants that were placed in escrow.

At February 25, 2012 and February 26, 2011, we had approximately 0.7 million stock options outstanding which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of our common shares for the respective periods.  Although these shares were not included in our calculation of diluted EPS, these stock options, and other dilutive securities, including performance share-based compensation instruments, may have a dilutive effect on our EPS calculation in future periods if the price of our common stock increases.

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

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  There were no significant organizational or structural changes during the quarter and two quarters ended February 25, 2012.  We account for our segment information on the same basis as the accompanying condensed consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)
Quarter Ended February 25, 2012	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization

U.S./Canada	$27,320	$16,664	$2,482	$450	$622
International	10,589	8,025	3,941	101	4
Total	37,909	24,689	6,423	551	626
Corporate and eliminations	718	292	(2,156)	309	-
Consolidated	$38,627	$24,981	$4,267	$860	$626

Quarter Ended February 26, 2011

U.S./Canada	$25,379	$15,512	$1,705	$417	$916
International	9,501	7,405	3,357	72	4
Total	34,880	22,917	5,062	489	920
Corporate and eliminations	598	194	(1,866)	299	-
Consolidated	$35,478	$23,111	$3,196	$788	$920

Two Quarters Ended February 25, 2012

U.S./Canada	$54,767	$33,808	$4,916	$869	$1,248
International	21,987	17,131	9,061	191	8
Total	76,754	50,939	13,977	1,060	1,256
Corporate and eliminations	1,413	584	(4,541)	634	-
Consolidated	$78,167	$51,523	$9,436	$1,694	$1,256

Two Quarters Ended February 26, 2011

U.S./Canada	$53,549	$31,904	$4,776	$874	$1,842
International	20,163	15,914	7,697	144	8
Total	73,712	47,818	12,473	1,018	1,850
Corporate and eliminations	1,183	369	(3,990)	680	-
Consolidated	$74,895	$48,187	$8,483	$1,698	$1,850

A reconciliation of operating segment EBITDA to consolidated income before income taxes is provided below (in thousands):

	Quarter Ended		Two Quarters Ended
	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Reportable segment EBITDA	$6,423	$5,062	$13,977	$12,473
Corporate expenses	(2,156)	(1,866)	(4,541)	(3,990)
Consolidated EBITDA	4,267	3,196	9,436	8,483
Depreciation	(860)	(788)	(1,694)	(1,698)
Amortization	(626)	(920)	(1,256)	(1,850)
Income from operations	2,781	1,488	6,486	4,935
Interest income	4	6	7	11
Interest expense	(626)	(642)	(1,260)	(1,351)
Income before income taxes	$2,159	$852	$5,233	$3,595

NOTE 9 – LEGAL MATTERS

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

NOTE 10 – SUBSEQUENT EVENT

Line of Credit Renewal

Subsequent to February 25, 2012, we entered into the First Modification Agreement (the Modified Agreement) to our previously existing amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The primary purpose of the Modified Agreement is to extend the maturity date of the Restated Credit Agreement, which originally expired on March 14, 2012.  The Modified Agreement continues to provide a revolving line of credit facility with a maximum borrowing amount of $10.0 million that now matures on March 31, 2013.  The interest rate continues to be LIBOR plus 2.50 percent and the revolving credit facility may be used for general business purposes.

The other terms, conditions, and financial covenants in the Modified Agreement are substantially the same as those defined in the Restated Credit Agreement.  In the event of noncompliance with the financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit facility.

We believe that the Modified Agreement will allow us to maintain adequate liquidity for at least the next twelve months.

Common Stock Buyback

Subsequent to February 25, 2012 the Company’s Board of Directors approved a plan to purchase up to $10.0 million of the Company’s outstanding common stock.  The Company intends to use available cash exceeding $10.0 million to make the purchases.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.

The actual timing, number, and value of common shares repurchased under the plan will be determined by management in its discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements.  The Company has no obligation to repurchase any common shares under the authorization, and the repurchase plan may be suspended, discontinued, or modified at any time for any reason.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based upon management’s current expectations and are subject to various uncertainties and changes in circumstances.  Important factors that could cause actual results to differ materially from those described in forward-looking statements are set forth below under the heading “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.”

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

For the quarter ended February 25, 2012, our consolidated sales increased $3.1 million, or 9 percent, to $38.6 million compared to $35.5 million in the corresponding quarter of fiscal 2011.  Improved sales were a key component of overall improvements in our operating results as we recognized income from operations of $2.8 million in the second quarter of fiscal 2012 compared to $1.5 million in the prior year.  For the quarter ended February 25, 2012, we recognized pre-tax earnings of $2.2 million compared with $0.9 million in the prior year.  Including the impact of income taxes as discussed below, we recognized net income of $1.2 million ($.06 per diluted share) in the second quarter of fiscal 2012 compared with $0.3 million ($.02 per diluted share) for the quarter ended February 26, 2011.

The primary factors that influenced our operating results for the quarter ended February 25, 2012 were as follows:

•
Sales – Our consolidated sales increased $3.1 million to $38.6 million, compared with $35.5 million for the second quarter of fiscal 2011.  Sales increased through all of our primary delivery channels and were broad based across nearly all of our practices and product lines.

•
Gross Profit – Our gross profit totaled $25.0 million compared to $23.1 million for the quarter ended February 26, 2011, and increased primarily due to increased sales in fiscal 2012.  Our consolidated gross margin, which is gross profit as a percentage of sales, decreased slightly to 64.7 percent of sales compared to 65.1 percent in the same quarter of the prior year.

•
Operating Costs – Our operating expenses increased by $0.6 million compared to the second quarter of fiscal 2011, which was primarily due to a $0.8 million increase in selling, general, and administrative expenses and a $0.1 million increase in depreciation expense.  These increases were partially offset by a $0.3 million decrease in amortization expense.

•	Income Taxes – Our effective tax rate for the quarter ended February 25, 2012 of approximately 46 percent was somewhat higher than statutory combined rates primarily due to taxable interest income on outstanding management common stock loans and the tax differential on income subject to both foreign and U.S. taxation.  The effective tax rate for the quarter ended February 25, 2012 includes the benefit of foreign tax credits to be claimed on our U.S. federal income tax returns.  The effective tax rate for the quarter ended February 26, 2011 of approximately 64 percent did not include the benefit of such foreign tax credits because we did not initially believe the Company would be able to utilize the benefits during fiscal 2011.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

The following table sets forth sales data by category and by our primary delivery channels (in thousands):

	Quarter Ended			Two Quarters Ended
	February 25, 2012	February 26, 2011	Percent Change	February 25, 2012	February 26, 2011	Percent Change
Sales by Category:
Training and consulting services	$35,606	$33,337	7	$71,988	$70,893	2
Products	2,303	1,543	49	4,766	2,819	69
Leasing	718	598	20	1,413	1,183	19
	$38,627	$35,478	9	$78,167	$74,895	4

Sales by Channel:
U.S./Canada direct	$19,107	$19,024	-	$37,505	$40,109	(6)
International direct	7,507	6,605	14	15,081	14,104	7
International licensees	3,291	2,899	14	7,212	6,092	18
National account practices	5,801	4,338	34	11,280	8,763	29
Self-funded marketing	1,812	1,759	3	4,739	3,926	21
Other	1,109	853	30	2,350	1,901	24
	$38,627	$35,478	9	$78,167	$74,895	4

Quarter Ended February 25, 2012 Compared to the Quarter Ended February 26, 2011

Sales

We offer a variety of training courses, consulting services, and training related products that are focused on leadership, productivity, strategy execution, sales force performance, trust, and effective communications that are provided both domestically and internationally through our sales force, certified client facilitators, international licensee partners, or through the Internet in on-line presentations.  For the quarter ended February 25, 2012, our consolidated sales increased by $3.1 million compared to the same quarter of the prior year.  The following sales analysis for the quarter ended February 25, 2012 is based on activity through our primary delivery channels:

U.S./Canada Direct – This channel includes our four regional field offices that serve clients in the United States and Canada and our government services group.  During the quarter ended February 25, 2012, sales through our regional offices increased by 4 percent compared to the prior year.  Partially offsetting this increase were expected sales reductions from contracts with a governmental agency.  Sales through our government services group decreased $0.5 million compared with the second quarter of fiscal 2011.  Although we expect to continue to deliver services on these contracts throughout the remainder of fiscal 2012, the majority of the services under these contracts have been delivered in prior periods.

International Direct – Our three directly owned international offices are located in Australia, Japan, and the United Kingdom.  The increase in international direct sales was primarily due to improved sales in Japan, which increased $0.9 million compared to the second quarter of fiscal 2011.  The increase in sales was attributable to improved publishing sales, primarily due to the release of a new publication, and increased training sales.  Sales were essentially flat at our other offices in Australia and the United Kingdom.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  During the quarter ended February 25, 2012, our licensee royalty revenues increased primarily due to increased sales at many of our foreign licensees compared with the prior year.  We believe that these increases reflect stronger demand for our licensed curriculums in these geographic regions.

National Account Practices – Our national account practices are comprised of programs that are not typically offered in our regional field offices and include Helping Clients Succeed from the sales performance group, The Leader In Me curriculum designed for students from our education practice, and Winning Customer Loyalty from our customer loyalty practice.  During the quarter ended February 25, 2012, our sales performance practice increased its sales by $0.8 million and our education practice had increased sales of $0.7 million.  These increases were primarily due to new contracts and increased demand for these services compared to the prior year.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  The increase in sales was primarily due to increased publication revenues resulting from new books and publications.  Increased book royalties were partially offset by decreased speaking revenues resulting primarily from the retirement of Dr. Stephen R. Covey from public speaking events in late fiscal 2011.

Other – Our other sales are comprised primarily of leasing and shipping and handling revenues.  The increase in other sales was primarily due to improved leasing revenues resulting from new lease contracts at our corporate headquarters.  We continue to have vacant space available for lease at our corporate headquarters campus and we are actively seeking new tenants for this available property.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  Our consolidated gross profit increased to $25.0 million compared to $23.1 million in the second quarter of fiscal 2011.  The increase in gross profit was primarily attributable to increased sales over the same quarter of the prior year.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, was 64.7 percent compared to 65.1 percent in the same quarter of fiscal 2011.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses increased $0.8 million compared to the prior year.  However, as a percent of sales, our SG&A expenses declined to 53.6 percent in the second quarter of fiscal 2012 compared with 56.1 percent of sales in the second quarter of fiscal 2011.  The increase in SG&A expenses was primarily due to 1) a $1.0 million increase in associate costs primarily resulting from increased commissions and bonuses on improved sales compared to the prior year, and new personnel; 2) a $0.6 million increase in share-based compensation costs resulting primarily from new share-based grants in fiscal 2011; and 3) a $0.4 million increase in advertising and promotion costs.  These increases were partially offset by 1) a $0.5 million decrease in legal costs primarily resulting from a $0.4 million reimbursement of previously expensed legal costs from FC Organization Products associated with the settlement of litigation during the quarter; 2) a $0.5 million reduction in rent and utilities charges, resulting primarily from reduced leasing costs in Japan, cost savings initiatives in telephone and communications expenses, and from reduced utility and janitorial charges; and 3) cost reduction efforts in various other areas of our operations.

Depreciation – Depreciation expense increased by $0.1 million compared to the prior year primarily due to the acquisition of capital assets in recent periods.  We currently expect depreciation expense to total approximately $2.8 million during fiscal 2012.

Amortization – Amortization expense decreased by $0.3 million compared to the second quarter of fiscal 2011 primarily due to the full amortization of certain intangible assets in the fourth quarter of fiscal 2011.  We currently expect that intangible asset amortization expense will decrease compared to corresponding periods in fiscal 2011 and will total approximately $2.5 million in fiscal 2012.

Income Taxes

Our effective tax rate for the quarter ended February 25, 2012 of approximately 46 percent was somewhat higher than statutory combined rates primarily due to taxable interest income on outstanding management common stock loans and the tax differential on income subject to both foreign and U.S. taxation.  The effective tax rate for the quarter ended February 25, 2012 includes the benefit of foreign tax credits to be claimed on our U.S. federal income tax returns.  The effective tax rate for the quarter ended February 26, 2011 of approximately 64 percent did not include the benefit of such foreign tax credits because we did not initially believe the Company would be able to utilize the benefits during fiscal 2011.

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

Two Quarters Ended February 25, 2012 Compared to the Two Quarters Ended February 26, 2011

Sales

Our consolidated sales increased $3.3 million, or 4 percent, compared to the first two quarters of fiscal 2011.  The following sales analysis for the two quarters ended February 25, 2012 is based on activity through our primary delivery channels as defined in the discussion for the quarter ended February 25, 2012 compared to the quarter ended February 26, 2011, which precedes this section.

U.S./Canada Direct – During the first two quarters of fiscal 2012, our sales performance through these offices was primarily impacted by expected sales reductions from contracts with a governmental agency.  Excluding the impact of these expected government services decreases, our regional office sales increased 8 percent compared to fiscal 2011.  The decrease in sales through our government services group totaled $4.4 million compared with the first two quarters of fiscal 2011.  Although we expect to continue to deliver services on these contracts throughout the remainder of fiscal 2012, the majority of the services under these contracts have been delivered in prior periods.

International Direct – The increase in international direct sales was primarily due to improved sales in Japan, which increased $1.1 million compared to fiscal 2011.  The increase in Japan sales was primarily attributable to improved publishing sales, due to the release of new publications, and increased training sales.  Increased sales in Japan were partially offset by decreased sales in Australia, while sales remained flat in the United Kingdom.

International Licensees – During the two quarters ended February 25, 2012, the majority of our foreign licensees had increased sales compared to the prior year, which resulted in higher royalty revenues during the first two quarters of fiscal 2012.

National Account Practices – For the two quarters ended February 25, 2012, our sales performance practice increased its sales by $1.3 million and our education practice had increased sales of $1.1 million.  These increases were primarily due to new contracts and increased demand for these services compared to the prior year.

Self-Funded Marketing – The increase in sales was primarily due to a $1.4 million increase in book royalties attributable to new books and publications and audio product sales that were mostly generated during the first quarter of fiscal 2012.  Increased book royalties were partially offset by decreased speaking revenues resulting primarily from the retirement of Dr. Stephen R. Covey from public speaking events.

Other – The increase in other sales was primarily due to improved leasing revenues resulting from new lease contracts at our corporate headquarters.  We continue to have vacant space available for lease at our corporate headquarters campus and we are actively seeking new tenants for this available property to increase leasing revenues in future periods.

Gross Profit

Our consolidated gross profit for the first two quarters of fiscal 2012 increased to $51.5 million compared to $48.2 million for the same period of fiscal 2011.  For the first two quarters of fiscal 2012, our consolidated gross margin was 65.9 percent of sales compared to 64.3 percent for the same period of fiscal 2011.  The slight increase in gross margin was primarily due to increased book royalties in the first quarter of fiscal 2012 and increased licensee revenues sales in the two quarters ended February 25, 2012.

Operating Expenses

Selling, General and Administrative – Our SG&A expenses increased $2.4 million compared to the prior year.  As a percent of sales, SG&A expenses increased to 53.8 percent compared to 53.0 percent of sales in the first two quarters of fiscal 2011.  The increase in SG&A expenses was primarily due to 1) a $1.5 million increase in associate costs resulting from increased commissions and bonuses on improved sales, and the addition of new personnel; 2) a $1.4 million increase in share-based compensation costs, primarily resulting from new share-based plans granted in fiscal 2011; and 3) a $0.9 million increase in advertising and promotional costs that were primarily related to the launch of our new productivity offering The 5 Choices to Extraordinary Productivity.  These increases were partially offset by decreased legal expenses resulting from the settlement of certain litigation and the reimbursement of previously expensed legal costs, decreased rent and utilities expense, decreased professional services costs compared to the prior year, and decreased expenses in various other areas of our operations.

Amortization – Amortization expense decreased by $0.6 million compared to the first two quarters of fiscal 2011 primarily due to the full amortization of certain intangible assets in the fourth quarter of fiscal 2011.

Income Taxes

Our effective tax rate for the two quarters ended February 25, 2012 of approximately 46 percent was somewhat higher than statutory combined rates primarily due to taxable interest income on outstanding management common stock loans and the tax differential on income subject to both foreign and U.S. taxation.  The effective tax rate for the two quarters ended February 25, 2012 includes the benefit of foreign tax credits to be claimed on our U.S. federal income tax returns.  The effective tax rate for the two quarters ended February 26, 2011 of approximately 69 percent did not include the benefit of such foreign tax credits because we did not initially believe the Company would be able to utilize the benefits during fiscal 2011.

However, due to the utilization of net loss carryforwards and other deferred income tax assets, our cash paid for income taxes will remain significantly less than our income tax provision during the foreseeable future.  During the two quarters ended February 25, 2012, we paid $1.1 million in cash for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity at February 25, 2012 continued to strengthen as we had $8.2 million of cash and cash equivalents compared to $3.0 million at August 31, 2011 and our net working capital (current assets less current liabilities) increased to $22.2 million at February 25, 2012 compared to $16.7 million at August 31, 2011.  Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and proceeds from our revolving line of credit facility.

Subsequent to February 25, 2012, we entered into the First Modification Agreement (the Modified Agreement) to our previously existing amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The primary purpose of the Modified Agreement was to extend the maturity date of the Restated Credit Agreement, which originally expired on March 14, 2012.  The Modified Agreement continues to provide a revolving line of credit facility with a maximum borrowing amount of $10.0 million that now matures on March 31, 2013.  The interest rate continues to be LIBOR plus 2.50 percent and the revolving line of credit facility may be used for general business purposes.

The other terms, conditions, and financial covenants in the Modified Agreement are substantially the same as those defined in the Restated Credit Agreement.  The Modified Agreement requires us to be in compliance with specified financial covenants, including (a) a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization, and rental expense) ratio of less than 3.00 to 1.00; (b) a fixed charge coverage ratio greater than 1.5 to 1.0; (c) an annual limit on capital expenditures (not including capitalized curriculum development) of $8.0 million; and (d) a minimum net worth of $67.0 million.  These financial covenants remain unchanged from the Restated Credit Agreement financial covenants.  In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the revolving line of credit facility and term loan.  At February 25, 2012, we believe that we were in compliance with the terms and covenants applicable to the Modified Agreement.

At February 25, 2012, we had $4.0 million outstanding on our term loan and a zero balance outstanding on the revolving line of credit facility.  During a substantial portion of the first two quarters of fiscal 2012 we did not have a balance outstanding on the revolving line of credit facility.

In addition to our $10.0 million revolving line of credit facility and remaining term loan payable, we have a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the two quarters ended February 25, 2012.

Cash Flows From Operating Activities

Our cash provided by operating activities totaled $9.2 million for the two quarters ended February 25, 2012 compared to $8.3 million during the first two quarters of fiscal 2011.  The improvement was primarily due to improved operating income in the first two quarters of fiscal 2012 compared to the first two quarters of the prior year and improved collections of accounts receivable.  Our primary source of cash from operating activities was the sale of services and goods to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in products sold, and to fund working capital needs.  Our primary sources and uses of cash from/for working capital included $4.8 million of cash from collections of accounts receivable and $5.8 million of cash used primarily to pay accrued bonuses and commissions from seasonally high amounts at August 31.

Cash Flows From Investing Activities and Capital Expenditures

During the two quarters ended February 25, 2012, we used $2.7 million of cash for investing activities.  Our primary uses of cash for investing activities were additional spending on curriculum development and the purchase of property and equipment in the normal course of business. We spent $1.7 million during the first two quarters of fiscal 2012 to develop various new offerings.  Our purchases of property and equipment, which totaled $1.0 million, consisted primarily of computer hardware, software, and office equipment.

Cash Flows From Financing Activities

Net cash used for financing activities during the two quarters ended February 25, 2012 totaled $1.3 million.  We used $1.5 million of cash for principal payments on our term loan and financing obligation.  These uses were partially offset by $0.2 million of cash received from participants in the employee stock purchase plan to purchase shares of our common stock.

Sources of Liquidity

Going forward, we will continue to incur costs necessary for the operation and potential growth of our business.  We anticipate using cash on hand, cash provided by the sale of services and products to our clients on the condition that we can continue to generate positive cash flows from operating activities, and other financing alternatives, if necessary, for these expenditures.  We anticipate that our existing capital resources should be adequate to enable us to maintain our operations for at least the upcoming twelve months.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors.  Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new programs or products by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Contractual Obligations

We have not structured any special purpose or variable interest entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) payments to HP Enterprise Services for outsourcing services related to information systems, warehousing, and distribution services; 3) minimum rent payments for office and warehouse space; 4) the repayment of our term note payable; and 5) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business.   There have been no significant changes to our expected required contractual obligations from those disclosed at August 31, 2011.

According to the terms of the agreements associated with the sale of the Consumer Solutions Business Unit assets that closed in the fourth quarter of fiscal 2008, we assigned the benefits and obligations relating to the leases of our retail stores to FC Organization Products, LLC (FCOP and formerly Franklin Covey Products), an entity of which we own approximately 19 percent.  However, we remain secondarily liable for these leases and may have to fulfill the obligations contained in the lease agreements, including making lease payments, if FCOP is unable to fulfill its obligations pursuant to the terms of the lease agreements.  Any default by FCOP in its lease payment obligations could provide us with certain remedies against FCOP, including potentially allowing us to terminate the Master License Agreement with FCOP.  If FCOP is unable to satisfy the obligations contained in the lease agreements and we are unable to obtain adequate remedies, our results of operations and cash flows may be adversely affected.

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

Some of our training and consulting contracts contain multiple element deliverables that include training along with other products and services.  For transactions that contain more than one element, we recognize revenue in accordance with the guidance for multiple element arrangements using the relative selling price method.

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

During fiscal 2011 and in fiscal 2010, we have also granted share-based compensation awards that have a share price, or market based, vesting conditions.  As a result, we used a Monte Carlo simulation to determine the fair value and expected term of these awards.  The Monte Carlo pricing model required the input of subjective assumptions, including items such as the expected term of the options.  If factors change, and we use different assumptions for estimating share-based compensation expense related to these awards, our share-based compensation expense may differ materially from that recorded in the current period.

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

Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at February 25, 2012 would decrease our reported income from operations by approximately $0.1 million.

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.  Inventories are reduced to their fair market value through the use of inventory valuation reserves, which are recorded during the normal course of business.

Our inventory valuation calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory valuation methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have an adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory valuation reserves at February 25, 2012 would decrease our reported income from operations by $0.1 million.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales levels, future training and consulting sales activity, anticipated expenses, future gross margins, the adequacy of existing capital resources, our ability to maintain adequate capital for our operations, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuations, expectations regarding future tax liabilities and offsetting credits, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in cash flows from operating activities, expected improvements in our working capital, future compliance with the terms and conditions of our line of credit, expected repayment of amounts receivable from FC Organizational Products LLC, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2011, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.  During the quarter or two quarters ended February 25, 2012, we did not utilize any foreign currency or interest rate derivative instruments.

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

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company acquired the following shares of its outstanding securities during the fiscal quarter ended February 25, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
Common Shares:
November 27, 2011 to December 31, 2011	-	$-	none	$2,413

January 1, 2012 to January 28, 2012(2)	2,620	8.20	none	2,413

January 29, 2012 to February 25, 2012	-	-	none	2,413	(1)

Total Common Shares	2,620	$8.20	none

(1)
In January 2006, our Board of Directors approved the purchase of up to $10.0 million of our outstanding common stock.  All previous authorized common stock purchase plans were canceled.  Pursuant to the terms of this stock purchase plan, we have acquired 1,009,300 shares of our common stock for $7.6 million through February 25, 2012.  Subsequent to February 25, 2012, the Company’s Board of Directors terminated this purchase plan and authorized a new common share purchase plan for up to $10.0 million worth of our outstanding common stock.  The new purchase plan does not have an expiration date.

(2)	These shares were acquired as statutory withholdings on the vesting of an unvested share award and a distribution from our non-qualified deferred compensation plan.

Item 6.            EXHIBITS

(A)	Exhibits:
	3.1	Amended and Restated Bylaws of Franklin Covey Co. (filed as exhibit 3.1 to a current report on Form 8-K filed on February 1, 2012 and incorporated herein by reference).
10.1
First Modification Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 13, 2012 (filed as exhibit 10.1 to a current report on Form 8-K filed on March 15, 2012 and incorporated herein by reference).

10.2
Consent and Agreement of Guarantor by and among Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc. and JPMorgan Chase Bank, N.A., dated March 13, 2012 (filed as exhibit 10.2 to a current report on Form 8-K filed on March 15, 2012 and incorporated herein by reference).

	10.3	Form of Change in Control Severance Agreement (filed as exhibit 99.1 to a current report on Form 8-K filed on March 14, 2012 and incorporated herein by reference).
	31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer.**
	31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer.**
	32	Section 1350 Certifications.**
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date:	April 4, 2012	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer

Date:	April 4, 2012	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer