Form 10-Q
period 2012-05-26
FRANKLIN COVEY CO
filed 2012-07-03
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2012

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

17,814,172 shares of Common Stock as of June 29, 2012

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	May 26, 2012	August 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,465	$3,016
Accounts receivable, less allowance for doubtful accounts of $697 and $798	31,593	32,412
Receivable from related party	6,259	5,717
Inventories	3,775	4,301
Deferred income taxes	2,977	3,005
Prepaid expenses and other assets	4,052	3,605
Total current assets	55,121	52,056

Property and equipment, net	18,112	19,143
Intangible assets, net	59,825	61,703
Goodwill	9,172	9,172
Other assets	9,432	9,353
	$151,662	$151,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$957	$857
Current portion of bank note payable	2,500	2,292
Accounts payable	6,263	9,154
Income taxes payable	251	285
Accrued liabilities	18,899	22,813
Total current liabilities	28,870	35,401

Financing obligation, less current portion	28,778	29,507
Bank note payable, less current portion	833	2,708
Other liabilities	444	411
Deferred income tax liabilities	5,712	4,084
Total liabilities	64,637	72,111

Shareholders’ equity:
Common stock – $0.05 par value; 40,000 shares authorized, 27,056 shares issued and outstanding	1,353	1,353
Additional paid-in capital	182,023	179,515
Common stock warrants	5,260	5,260
Retained earnings	22,710	18,269
Accumulated other comprehensive income	3,260	3,592
Treasury stock at cost, 9,307 and 9,386 shares	(127,581)	(128,673)
Total shareholders’ equity	87,025	79,316
	$151,662	$151,427

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
	(unaudited)		(unaudited)
Net sales:
Training and consulting services	$38,213	$37,368	$110,201	$108,261
Products	2,291	2,958	7,057	5,777
Leasing	770	571	2,183	1,753
	41,274	40,897	119,441	115,791
Cost of sales:
Training and consulting services	13,585	13,472	37,417	37,982
Products	1,142	1,199	3,124	2,585
Leasing	403	445	1,233	1,256
	15,130	15,116	41,774	41,823
Gross profit	26,144	25,781	77,667	73,968

Selling, general, and administrative	21,448	21,009	63,535	60,713
Depreciation	680	997	2,374	2,695
Amortization	622	916	1,879	2,766
Income from operations	3,394	2,859	9,879	7,794

Interest income	2	5	10	16
Interest expense	(613)	(669)	(1,873)	(2,021)
Income before income taxes	2,783	2,195	8,016	5,789
Provision for income taxes	(1,166)	(1,471)	(3,575)	(3,966)
Net income	$1,617	$724	$4,441	$1,823

Net income per share:
Basic	$.09	$.04	$.25	$.11
Diluted	.09	.04	.24	.11

Weighted average number of common shares:
Basic	17,797	17,067	17,765	17,030
Diluted	18,316	17,354	18,200	17,282

COMPREHENSIVE INCOME:
Net income	$1,617	$724	$4,441	$1,823
Foreign currency translation adjustments	(25)	89	(332)	328
	$1,592	$813	$4,109	$2,151

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Quarters Ended
	May 26, 2012	May 28, 2011
	(unaudited)
Cash flows from operating activities:
Net income	$4,441	$1,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,303	5,406
Amortization of capitalized curriculum costs	1,353	1,214
Deferred income taxes	1,702	2,731
Loss on disposals of property and equipment	21	133
Share-based compensation expense	3,301	1,264
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	598	(3,712)
Decrease (increase) in inventories	458	(90)
Decrease (increase) in receivable from related party, prepaid expenses, and other assets	(751)	1,747
Decrease in accounts payable and accrued liabilities	(6,723)	(4,535)
Increase (decrease) in other long-term liabilities	(5)	39
Increase (decrease) in income taxes payable	(20)	193
Net cash provided by operating activities	8,678	6,213

Cash flows from investing activities:
Purchases of property and equipment	(1,428)	(1,940)
Curriculum development costs	(1,758)	(2,044)
Payment of contingent business acquisition costs	-	(5,411)
Net cash used for investing activities	(3,186)	(9,395)

Cash flows from financing activities:
Proceeds from line-of-credit borrowing	8,523	50,631
Payments on line-of-credit borrowing	(8,523)	(53,070)
Proceeds from bank note payable	-	3,650
Payments on bank note payable	(1,667)	-
Principal payments on financing obligation	(661)	(475)
Proceeds from sales of common stock from treasury	320	244
Purchase of common shares for treasury	(21)	(47)
Net cash provided by (used for) financing activities	(2,029)	933

Effect of foreign exchange rates on cash and cash equivalents	(14)	(106)
Net increase (decrease) in cash and cash equivalents	3,449	(2,355)
Cash and cash equivalents at beginning of the period	3,016	3,484
Cash and cash equivalents at end of the period	$6,465	$1,129

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,869	$2,025
Cash paid for income taxes	1,715	1,260

Non-cash investing and financing activities:
Acquisition of property and equipment through accounts payable	$182	$35

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

2.
Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: on-site training, training led through certified facilitators, on-line learning, blended learning, intellectual property licenses, and organization-wide transformational processes, including consulting and coaching.

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

The results of operations for the quarter and three quarters ended May 26, 2012 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2012, or for any future periods.

At May 26, 2012, the carrying value of our financial instruments approximated their fair values.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	May 26, 2012	August 31, 2011

Finished goods	$3,629	$4,158
Raw materials	146	143
	$3,775	$4,301

NOTE 3 – LINE OF CREDIT

On March 13, 2012, we entered into the First Modification Agreement to our previously existing amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The primary purpose of the First Modification Agreement was to extend the maturity date of the Restated Credit Agreement, which originally expired on March 14, 2012.  The First Modification Agreement extended the maturity date of the Restated Credit Agreement to March 31, 2013.

Subsequent to May 26, 2012, we entered into the Second Modification Agreement to the Restated Credit Agreement.  The primary purpose of the Second Modification Agreement was to extend the maturity date of the Restated Credit Agreement from March 31, 2013 to March 31, 2015.  We wanted to ensure the availability of our line of credit facility over the next three years so that we can use excess cash to pursue special initiatives, such as the potential repurchase of shares of our common stock, and for other growth opportunities.  The credit facility will continue to provide a maximum borrowing amount of $10.0 million and the interest rate continues to be LIBOR plus 2.50% per year.  The unused credit fee on the facility increased slightly from .25% to .33%.

The Second Modification Agreement continues to have debt covenants that include 1) a Funded Debt to EBITDAR ratio, 2) a Fixed Charge Coverage ratio, and 3) an annual limit on purchases of property and equipment.  The previously existing minimum net worth covenant was eliminated.  At May 26, 2012, we believe that we were in compliance with the applicable terms and covenants of the Restated Credit Agreement.

The other terms, conditions, and financial covenants in the Second Modification Agreement are substantially the same as those defined in the Restated Credit Agreement.  In the event of noncompliance with the financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit facility.

NOTE 4 – COMMON SHARE BUYBACK PROGRAM

During the quarter ended May 26, 2012, our Board of Directors approved a plan to purchase up to $10.0 million of the Company’s outstanding common stock.  We intend to use available cash exceeding $10.0 million to make the purchases.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.

NOTE 5 – SHARE-BASED COMPENSATION

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  The compensation cost of our share-based compensation plans is included in selling, general, and administrative expenses in the accompanying condensed consolidated income statements.  The total cost of our share-based compensation plans was as follows for the periods indicated (in thousands):

	Quarter Ended		Three Quarters Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Performance awards	$949	$103	$2,822	$256
Stock options	-	251	168	568
Unvested share awards	87	87	252	292
Employee stock purchase plan	20	15	59	44
Fully vested share awards	-	-	-	104
	$1,056	$456	$3,301	$1,264

The following is a description of recent developments in our share-based compensation plans.

Performance Awards

There were no performance awards granted, modified, or vested during the quarter ended May 26, 2012.  Compensation expense recognized during the quarter and three quarters ended May 26, 2012 for performance awards includes expense related to awards granted in previous periods.

Stock Options

We have an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the fair market value of our common stock on the date of grant.  During the quarter and three quarters ended May 26, 2012 we did not grant any new stock options or modify existing awards and there were no significant changes to the stock option information disclosed as of August 31, 2011.  At May 26, 2012 we had no remaining unrecognized compensation expense related to our stock option awards.

Unvested Share Awards

Our annual unvested share awards granted to non-employee members of our Board of Directors is administered under the terms of the Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock incentive plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  The annual unvested award is generally granted in January (following the Annual Shareholders’ Meeting) of each year.  In fiscal 2012, each eligible director was entitled to receive a whole-share grant equal to $50,000 with a one-year vesting period, which resulted in a total of 37,275 shares issued to members of the Board of Directors under this program.  At May 26, 2012, there was approximately $0.2 million of unrecognized compensation expense associated with the fiscal 2012 Board of Director unvested share award.  The fiscal 2011 Board of Director unvested share award vested in January 2012.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter and three quarters ended May 26, 2012, a total of 14,827 shares and 40,832 shares were issued to participants in the ESPP.

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

Our effective tax rate for the three quarters ended May 26, 2012 of approximately 45 percent was somewhat higher than statutory combined rates primarily due to taxable interest income on outstanding management common stock loans and the tax differential on income subject to both foreign and U.S. taxation.  The effective tax rate for the three quarters ended May 26, 2012 includes the benefit of foreign tax credits to be claimed on our U.S. federal income tax returns.  The effective tax rate for the three quarters ended May 28, 2011 of approximately 69 percent did not include the benefit of such foreign tax credits because we did not initially believe the Company would be able to utilize the benefits during fiscal 2011.

However, due to the utilization of net loss carryforwards and other deferred income tax assets, our cash paid for income taxes will remain significantly less than our income tax provision during the foreseeable future.  During the three quarters ended May 26, 2012 we paid $1.7 million in cash for income taxes.

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

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Three Quarters Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Numerator for basic and diluted earnings per share:
Income before income taxes	$2,783	$2,195	$8,016	$5,789
Income tax provision	(1,166)	(1,471)	(3,575)	(3,966)
Net income	$1,617	$724	$4,441	$1,823

Denominator for basic and diluted earnings per share:
Basic weighted average shares outstanding(1)	17,797	17,067	17,765	17,030
Effect of dilutive securities:
Stock options and other share-based awards	10	11	22	48
Common stock warrants	509	276	413	204
Diluted weighted average shares outstanding	18,316	17,354	18,200	17,282

EPS Calculations:
Net income per share:
Basic	$.09	$.04	$.25	$.11
Diluted	.09	.04	.24	.11

(1)
Since we recognized net income for the periods presented, our basic weighted average shares for those periods include 3.3 million shares of common stock held by management stock loan participants that were placed in escrow.

At May 26, 2012 and May 28, 2011, we had approximately 0.7 million stock options outstanding which were not included in the computation of diluted EPS because the options are considered to be contingently issuable shares that have market vesting conditions which were not met for the periods presented.  Although these shares were not included in our calculation of diluted EPS, these stock options, and other dilutive securities, including performance share-based compensation instruments, may have a dilutive effect on our EPS calculation in future periods if the price of our common stock increases or when our share-based compensation instruments vest.

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

The Company’s chief operating decision maker is the Chief Executive Officer, and the primary measurement tool used in business unit performance analysis is earnings before interest, taxes, depreciation, and amortization (EBITDA), which is a non-GAAP measure and may not be calculated as similarly titled amounts calculated by other companies.  For segment reporting purposes, our consolidated EBITDA can be calculated as our income from operations excluding depreciation and amortization charges.

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  There were no significant organizational or structural changes during the quarter and three quarters ended May 26, 2012.  We account for our segment information on the same basis as the accompanying condensed consolidated financial statements.

     ENTERPRISE INFORMATION
(in thousands)
Quarter Ended May 26, 2012	Sales to External Customers	Gross Profit	EBITDA	Depreciation	Amortization

U.S./Canada	$31,678	$18,904	$3,840	$288	$618
International	8,826	6,873	3,153	83	4
Total	40,504	25,777	6,993	371	622
Corporate and eliminations	770	367	(2,297)	309	-
Consolidated	$41,274	$26,144	$4,696	$680	$622

Quarter Ended May 28, 2011

U.S./Canada	$31,627	$18,774	$3,495	$434	$912
International	8,699	6,881	3,496	211	4
Total	40,326	25,655	6,991	645	916
Corporate and eliminations	571	126	(2,219)	352	-
Consolidated	$40,897	$25,781	$4,772	$997	$916

Three Quarters Ended May 26, 2012

U.S./Canada	$86,445	$52,712	$8,756	$1,157	$1,867
International	30,813	24,004	12,214	274	12
Total	117,258	76,716	20,970	1,431	1,879
Corporate and eliminations	2,183	951	(6,838)	943	-
Consolidated	$119,441	$77,667	$14,132	$2,374	$1,879

Three Quarters Ended May 28, 2011

U.S./Canada	$85,176	$50,677	$8,271	$1,308	$2,754
International	28,862	22,794	11,193	355	12
Total	114,038	73,471	19,464	1,663	2,766
Corporate and eliminations	1,753	497	(6,209)	1,032	-
Consolidated	$115,791	$73,968	$13,255	$2,695	$2,766

A reconciliation of operating segment EBITDA to consolidated income before income taxes is provided below (in thousands):

	Quarter Ended		Three Quarters Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Reportable segment EBITDA	$6,993	$6,991	$20,970	$19,464
Corporate expenses	(2,297)	(2,219)	(6,838)	(6,209)
Consolidated EBITDA	4,696	4,772	14,132	13,255
Depreciation	(680)	(997)	(2,374)	(2,695)
Amortization	(622)	(916)	(1,879)	(2,766)
Income from operations	3,394	2,859	9,879	7,794
Interest income	2	5	10	16
Interest expense	(613)	(669)	(1,873)	(2,021)
Income before income taxes	$2,783	$2,195	$8,016	$5,789

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Overview

Our third quarter of each fiscal year includes the months of March, April, and May.  The quarter ended May 26, 2012 was the strongest third quarter ever for our current business.  Following the substantial increase in our business during the third quarter of fiscal 2011 (34% increase in sales over fiscal 2010), our fiscal 2012 financial improvements were less dramatic but were consistent with our expectations.  For the quarter ended May 26, 2012, our consolidated sales increased $0.4 million, or 1 percent, to $41.3 million compared to $40.9 million in the third quarter of fiscal 2011.  Improved sales, a slight improvement in our gross margin, and reduced depreciation and amortization expenses combined to produce an overall improvement in our operating results as we recognized income from operations of $3.4 million in the third quarter of fiscal 2012 compared with $2.9 million in the prior year.  For the quarter ended May 26, 2012, we recognized pre-tax earnings of $2.8 million compared with $2.2 million in the prior year.  Including the impact of income taxes as discussed below, our net income more than doubled to $1.6 million ($.09 per diluted share) in the third quarter of fiscal 2012 compared with $0.7 million ($.04 per diluted share) for the quarter ended May 28, 2011.

The primary factors that influenced our operating results for the quarter ended May 26, 2012 were as follows:

•
Sales – Our consolidated sales increased $0.4 million to $41.3 million, compared with $40.9 million for the corresponding quarter of fiscal 2011.  Sales increased through nearly all of our primary sales channels but sales performance during the quarter was mixed in our practice lines and from some geographical locations.

•
Gross Profit – Our gross profit totaled $26.1 million compared with $25.8 million for the quarter ended May 28, 2011.  The increase was primarily attributable to the slight increase in sales during fiscal 2012.  Our consolidated gross margin, which is gross profit as a percentage of sales, increased slightly to 63.3 percent of sales compared to 63.0 percent in the same quarter of the prior year.

•
Operating Costs – Our operating expenses decreased by $0.2 million compared to the same quarter of fiscal 2011, which was primarily the result of a $0.4 million increase in selling, general, and administrative expenses that was offset by a $0.3 million decrease in depreciation expense and a $0.3 million decrease in amortization expense.

•
Income Taxes – Our effective tax rate for the quarter ended May 26, 2012 of approximately 42 percent was higher than statutory combined rates primarily due to taxable interest income on outstanding management common stock loans and the tax differential on income subject to both foreign and U.S. taxation.  The effective tax rate for the quarter ended May 26, 2012 includes the benefit of foreign tax credits to be claimed on our U.S. federal income tax returns.  The effective tax rate for the quarter ended May 28, 2011 of approximately 67 percent did not include the benefit of such foreign tax credits because we did not initially believe the Company would be able to utilize the benefits during fiscal 2011.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

The following table sets forth sales data by category and by our primary sales channels (in thousands):

	Quarter Ended			Three Quarters Ended
	May 26, 2012	May 28, 2011	Percent Change	May 26, 2012	May 28, 2011	Percent Change
Sales by Category:
Training and consulting services	$38,213	$37,368	2	$110,201	$108,261	2
Products	2,291	2,958	(23)	7,057	5,777	22
Leasing	770	571	35	2,183	1,753	25
	$41,274	$40,897	1	$119,441	$115,791	3

Sales by Channel:
U.S./Canada direct	$22,736	$22,535	1	$60,241	$62,643	(4)
International direct	5,612	5,319	6	20,693	19,423	7
International licensees	3,581	3,389	6	10,793	9,480	14
National account practices	5,917	5,249	13	17,197	14,011	23
Self-funded marketing	2,132	3,476	(39)	6,871	7,403	(7)
Other	1,296	929	40	3,646	2,831	29
	$41,274	$40,897	1	$119,441	$115,791	3

Quarter Ended May 26, 2012 Compared to the Quarter Ended May 28, 2011

Sales

We offer a variety of training courses, consulting services, and training related products that are focused on leadership, productivity, strategy execution, sales force performance, trust, and effective communications that are provided both domestically and internationally through our sales force, certified client facilitators, international licensee partners, or through the Internet in on-line presentations.  For the quarter ended May 26, 2012, our consolidated sales increased by $0.4 million compared to the same quarter of the prior year.  The following sales analysis for the quarter ended May 26, 2012 is based on activity through our primary sales channels:

U.S./Canada Direct – This channel includes our four regional field offices that serve clients in the United States and Canada and our government services group.  For the quarter ended May 26, 2012, sales through our four regional offices increased by $0.8 million, or five percent, compared to the prior year.  Partially offsetting this increase were expected sales reductions from contracts with a governmental agency.  Sales through our government services group decreased $0.6 million compared with the third quarter of fiscal 2011.  However, during the third quarter of fiscal 2012 we won a renewal of these contracts with the governmental agency and we expect to continue to deliver training and consulting services under these contracts for the upcoming 12 months at similar levels to those delivered in fiscal 2012.

International Direct – Our three directly owned international offices are located in Australia, Japan, and the United Kingdom.  The increase in international direct sales was primarily due to improved sales in Japan, which increased $0.6 million compared to the same quarter of fiscal 2011.  The increase in sales was attributable to improved training sales, which were adversely affected in fiscal 2011 by the severe earthquake in that country.  Increased sales in Japan were partially offset by a $0.3 million decrease in Australia and essentially flat sales at our office in the United Kingdom.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  During the quarter ended May 26, 2012, our licensee royalty revenues increased primarily due to increased sales at some of our foreign licensees compared with the prior year.

National Account Practices – Our national account practices are comprised of programs that are not typically offered in our regional field offices and include Helping Clients Succeed from the sales performance group, The Leader In Me curriculum designed for students from our education practice, and Winning Customer Loyalty from our customer loyalty practice.  For the quarter ended May 26, 2012, our national account practice sales increased due to a $0.9 million increase in education practice sales resulting from a general increase in demand for these school-based services.  Increased education practice sales were partially offset by decreased sales performance and customer loyalty practice sales during the quarter.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  The decrease in sales was primarily due to decreased publication revenues resulting from royalties received from new books and publications delivered in fiscal 2011 that did not repeat in fiscal 2012 and by decreased speaking revenues resulting primarily from the retirement of Dr. Stephen R. Covey from public speaking events in late fiscal 2011.

Other – Our other sales are comprised primarily of leasing and shipping and handling revenues.  The increase in other sales was primarily due to improved leasing revenues resulting from new lease contracts at our corporate headquarters.  We continue to have vacant space available for lease at our corporate headquarters campus and we are actively seeking new tenants for this available property.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  Our consolidated gross profit increased to $26.1 million compared with $25.8 million in the same quarter of fiscal 2011.  The increase in gross profit was primarily attributable to increased sales over the same quarter of the prior year.  Our consolidated gross margin, which is gross profit stated in terms of a percentage of sales, was 63.3 percent compared to 63.0 percent in the same quarter of fiscal 2011.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses increased $0.4 million compared to the prior year.  The increase in SG&A expenses was primarily due to 1) a $0.7 million increase in advertising and promotion expense primarily for new strategic marketing initiatives; 2) a $0.6 million increase in non-cash share-based compensation expense primarily resulting from performance awards granted in fiscal 2011; and 3) a $0.5 million increase in non-capitalized development costs primarily related to our curriculums.  These increases were partially offset by 1) a $0.6 million decrease in associate costs primarily due to reduced bonuses and commissions compared with prior year bonuses and commissions generated by the significant increase in sales during fiscal 2011; 2) a $0.1 million decrease in legal services resulting from the successful resolution of certain litigation during the second quarter of fiscal 2012; 3) a $0.1 million reduction in rent and utilities charges, resulting primarily from reduced telephone and communications expenses; 4) a $0.1 million decrease in outsourced service charges; and 5) ongoing cost reduction efforts in various other areas of our operations.

Depreciation – Depreciation expense decreased by $0.3 million compared to the prior year primarily due to the full depreciation of certain capital assets during the quarter ended May 26, 2012.  Based on current depreciation levels and expected capital asset acquisitions during the remainder of fiscal 2012, we expect depreciation expense to total approximately $2.9 million during fiscal 2012.

Amortization – Amortization expense decreased by $0.3 million compared to the third quarter of fiscal 2011 due to the full amortization of certain intangible assets in the fourth quarter of fiscal 2011.  We expect that intangible asset amortization expense in fiscal 2012 will continue to decrease compared to corresponding periods in fiscal 2011 and will total approximately $2.5 million in fiscal 2012.

Income Taxes

We expect that our cash paid for income taxes will remain significantly less than our income tax provision during the foreseeable future as we utilize domestic net operating loss carryforwards and other deferred income tax assets.  After our domestic net operating loss carryforwards are utilized, we will be able to utilize our foreign tax credits, which will reduce our income tax liability in future periods.  After utilization of these deferred tax assets, we expect our cash paid for income taxes to increase and match more closely a normalized provision for income taxes.

Three Quarters Ended May 26, 2012 Compared to the Three Quarters Ended May 28, 2011

Sales

Our consolidated sales increased $3.7 million, or three percent, compared to the first three quarters of fiscal 2011.  The following sales analysis for the three quarters ended May 26, 2012 is based on activity through our primary sales channels as defined in the discussion for the quarter ended May 26, 2012 compared to the quarter ended May 28, 2011, which precedes this section.

U.S./Canada Direct – During the first three quarters of fiscal 2012, our sales performance through these offices was primarily impacted by expected sales reductions from contracts with a governmental agency.  Excluding the impact of these expected government services decreases, our regional office sales increased six percent compared to fiscal 2011.  The decrease in sales for the three quarters ended May 26, 2012 through our government services group totaled $5.0 million compared with the first three quarters of fiscal 2011.  However, during the quarter ended May 26, 2012, we won the renewal of our contracts with the governmental agency and expect to continue to delivering training and consulting services in the upcoming 12 months at similar levels to those delivered in fiscal 2012.

International Direct – The increase in international direct sales was primarily due to improved sales in Japan, which increased $1.7 million compared to fiscal 2011.  The increase in Japan sales was primarily attributable to improved publishing sales, due to the release of new publications, and increased training sales.  The increases over the prior year were also partially attributable to the adverse impact of the natural disasters that occurred in fiscal 2011 on Japan’s prior year financial statements.  Increased sales in Japan were partially offset by decreased sales in Australia, while sales remained flat in the United Kingdom.

International Licensees – During the three quarters ended May 26, 2012, the majority of our foreign licensees had increased sales compared to the prior year, which resulted in higher royalty revenues during the first three quarters of fiscal 2012.

National Account Practices – For the three quarters ended May 26, 2012, our education practice had increased sales of $2.1 million and our sales performance practice increased its sales by $1.1 million.  These increases were primarily due to new contracts and increased demand for these services during fiscal 2012 compared with the prior year.

Self-Funded Marketing – The decrease in sales was due to reduced public speaking revenues resulting primarily from the retirement of Dr. Stephen R. Covey from public speaking events in late fiscal 2011.

Other – The increase in other sales was primarily due to improved leasing revenues resulting from new lease contracts at our corporate headquarters.  We continue to have vacant space available for lease at our corporate headquarters campus and we are actively seeking new tenants for this available property to increase leasing revenues in future periods.

Gross Profit

Our consolidated gross profit for the first three quarters of fiscal 2012 increased to $77.7 million compared to $74.0 million for the same period of fiscal 2011.  For the first three quarters of fiscal 2012, our consolidated gross margin was 65.0 percent of sales compared to 63.9 percent for the corresponding period of fiscal 2011.  The slight increase in gross margin was primarily due to increased book royalties in the first quarter of fiscal 2012 and increased licensee royalty revenues in the three quarters ended May 26, 2012.

Operating Expenses

Selling, General and Administrative – Our SG&A expenses increased $2.8 million compared to the prior year.  As a percent of sales, SG&A expenses increased to 53.2 percent compared to 52.4 percent of sales in the first three quarters of fiscal 2011.  The increase in SG&A expenses was primarily due to 1) a $2.0 million increase in non-cash share-based compensation costs, primarily resulting from performance awards granted in fiscal 2011; 2) a $1.6 million increase in advertising and promotional costs that were primarily related to the launch of our new productivity offering The 5 Choices to Extraordinary Productivity and the launch of new strategic marketing initiatives; and 3) a $0.9 million increase in associate costs resulting from increased commissions and bonuses on improved sales, and the addition of new personnel.  These increases were partially offset by 1) a $0.8 million decrease in rent and utilities expenses primarily as a result of reduced rent expense at our Japan office and reduced telephone and communication expenses; 2) a $0.6 million decrease in legal expenses resulting primarily from the settlement of certain litigation and the reimbursement of previously expensed legal costs; and 3) $0.3 million of decreased professional services costs compared to the prior year.

Depreciation – Our consolidated depreciation expense decreased by $0.3 million compared to the prior year primarily due to the full depreciation of certain capital assets during the quarter ended May 26, 2012.  We anticipate that depreciation expense will decrease compared to fiscal 2011 through the remainder of fiscal 2012.

Amortization – Amortization expense decreased by $0.9 million compared to the first three quarters of fiscal 2011 due to the full amortization of certain intangible assets in the fourth quarter of fiscal 2011.

Income Taxes

Our effective tax rate for the three quarters ended May 26, 2012 of approximately 45 percent was higher than statutory combined rates primarily due to taxable interest income on outstanding management common stock loans and the tax differential on income subject to both foreign and U.S. taxation.  The effective tax rate for the three quarters ended May 26, 2012 includes the benefit of foreign tax credits to be claimed on our U.S. federal income tax returns.  The effective tax rate for the three quarters ended May 28, 2011 of approximately 69 percent did not include the benefit of such foreign tax credits because we did not initially believe the Company would be able to utilize the benefits during fiscal 2011.

However, due to the utilization of net loss carryforwards and other deferred income tax assets, we expect our cash paid for income taxes will remain significantly less than our income tax provision during the foreseeable future.  During the three quarters ended May 26, 2012, we paid $1.7 million in cash for income taxes.  After utilization of these deferred tax assets, we expect our cash paid for income taxes to increase and match more closely a normalized provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity at May 26, 2012 continued to be strong as we had $6.5 million of cash and cash equivalents compared to $3.0 million at August 31, 2011 and our net working capital (current assets less current liabilities) increased to $26.3 million at May 26, 2012 compared to $16.7 million at August 31, 2011.  Our primary sources of liquidity are cash flows from the sale of services and products in the normal course of business and proceeds from our revolving line of credit facility.

On March 13, 2012, we entered into the First Modification Agreement to our previously existing amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The primary purpose of the Modified Agreement was to extend the maturity date of the Restated Credit Agreement, which originally expired on March 14, 2012.

Subsequent to May 26, 2012 we entered into the Second Modification Agreement to the Restated Credit Agreement.  The primary purpose of the Second Modification Agreement was to extend the maturity date of the credit facility from March 31, 2013 to March 31, 2015.  We wanted to ensure the availability of our line of credit facility over the next three years so that we can use excess cash to pursue special initiatives, such as the potential repurchase of shares of our common stock, and for other growth opportunities.

The Second Modification Agreement continues to provide a revolving line of credit facility with a maximum borrowing amount of $10.0 million with interest continuing at LIBOR plus 2.50 percent.  The other terms and conditions in the Second Modification Agreement are substantially the same as those defined in the Restated Credit Agreement.

The Second Modification Agreement requires us to be in compliance with specified financial covenants, including (a) a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization, and rental expense) ratio of less than 3.00 to 1.00; (b) a fixed charge coverage ratio greater than 1.5 to 1.0; and (c) an annual limit on capital expenditures (not including capitalized curriculum development) of $8.0 million.  The minimum net worth covenant was eliminated.  In the event of noncompliance with the financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the revolving line of credit facility and term loan.  At May 26, 2012, we believe that we were in compliance with the terms and covenants applicable to the Restated Credit Agreement and its applicable modifications.

At May 26, 2012, we had $3.3 million outstanding on our term loan and a zero balance outstanding on the revolving line of credit facility.  During a substantial portion of the first three quarters of fiscal 2012 we did not have a balance outstanding on the revolving line of credit facility.

In addition to our $10.0 million revolving line of credit facility and remaining term loan payable, we have a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 26, 2012.

Cash Flows From Operating Activities

Our cash provided by operating activities totaled $8.7 million for the three quarters ended May 26, 2012 compared to $6.2 million during the first three quarters of fiscal 2011.  The improvement was primarily due to improved operating income in the first three quarters of fiscal 2012 compared to the first three quarters of the prior year.  Our primary source of cash from operating activities was the sale of services and goods to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in products sold, and to fund working capital needs.  Our primary sources and uses of cash from/for working capital included $0.6 million of cash from improved collections of accounts receivable and $6.7 million of cash used primarily to pay accrued bonuses and commissions from seasonally high amounts at August 31.

Cash Flows From Investing Activities and Capital Expenditures

During the three quarters ended May 26, 2012, we used $3.2 million of cash for investing activities.  Our uses of cash for investing activities were additional spending on curriculum development and the purchase of property and equipment in the normal course of business. We spent $1.8 million during the first three quarters of fiscal 2012 to develop various new offerings.  Our purchases of property and equipment, which totaled $1.4 million, consisted primarily of computer hardware, software, and office equipment.

Cash Flows From Financing Activities

Net cash used for financing activities during the three quarters ended May 26, 2012 totaled $2.0 million.  Our primary uses of cash for financing activities were principal payments on our term loan and financing obligation that totaled $2.3 million.  These uses were partially offset by $0.3 million of cash received from participants in the employee stock purchase plan to purchase shares of our common stock.

During the quarter ended May 26, 2012 we announced the approval of a plan to repurchase up to $10.0 million of our common stock.  We intend to use available cash in excess of $10.0 million, provided we have no balance outstanding on our line of credit facility, for the purchases.  We anticipate that the purchases of our common stock under this approved plan will increase the use of cash for financing activities in future periods.

Sources of Liquidity

Going forward, we will continue to incur costs necessary for the operation and potential growth of our business and for other initiatives, such as the potential repurchase of shares of our common stock.  We anticipate using cash on hand, cash provided by the sale of services and products to our clients on the condition that we can continue to generate positive cash flows from operating activities, and other financing alternatives, if necessary, for these items.  We anticipate that our existing capital resources should be adequate to enable us to maintain our operations for at least the upcoming twelve months.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors.  Some of the factors that influence our operations are not within our control, such as economic conditions and the introduction of new programs or products by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, if required, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (our financing obligation); 2) payments to HP Enterprise Services for outsourcing services related to information systems, warehousing, and distribution services; 3) minimum rent payments for office and warehouse space; 4) the repayment of our term note payable; and 5) short-term purchase obligations for inventory items and other products and

services used in the ordinary course of business.   There have been no significant changes to our expected required contractual obligations from those disclosed at August 31, 2011.

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

Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at May 26, 2012 would decrease our reported income from operations by approximately $0.1 million.

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.  Inventories are reduced to their fair market value through the use of inventory valuation reserves, which are recorded during the normal course of business.

Our inventory valuation calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory valuation methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have an adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory valuation reserves at May 26, 2012 would decrease our reported income from operations by $0.1 million.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales levels, future training and consulting sales activity, anticipated expenses, the adequacy of existing capital resources, our ability to maintain adequate capital for our operations, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuations, expectations regarding future tax liabilities and offsetting credits, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in cash flows from operating activities, future compliance with the terms and conditions of our line of credit, anticipated purchases of shares of our common stock, expected repayment of amounts receivable from FC Organizational Products LLC, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2011, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.  During the quarter or three quarters ended May 26, 2012, we did not utilize any foreign currency or interest rate derivative instruments.

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

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 26, 2012, our Board of Directors approved a plan to purchase up to $10.0 million of the Company’s outstanding common stock.  We intend to use available cash exceeding $10.0 million to make the purchases.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.

The actual timing, number, and value of common shares repurchased under the plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements.  The Company has no obligation to repurchase any common shares under the authorization, and the repurchase plan may be suspended, discontinued, or modified at any time for any reason.

There were no purchases of our common stock during the quarter ended May 26, 2012.

Item 6.            EXHIBITS

(A)	Exhibits:

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

10.3
Second Modification Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated June 15, 2012 (filed as exhibit 10.1 to a current report on Form 8-K filed on June 19, 2012 and incorporated herein by reference).

10.4
Consent and Agreement of Guarantor by and among Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc. and JPMorgan Chase Bank, N.A., dated June 15, 2012 (filed as exhibit 10.2 to a current report on Form 8-K filed on June 19, 2012 and incorporated herein by reference).

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

FRANKLIN COVEY CO.

Date:	July 3, 2012	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer

Date:	July 3, 2012	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer