Form 10-K
period 2012-08-31
FRANKLIN COVEY CO
filed 2012-11-14
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

         Franklin Covey Co.
(Exact name of registrant as specified in its charter)

Utah	1-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

As of February 24, 2012, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $127.5 million, which was based upon the closing price of $9.16 per share as reported by the New York Stock Exchange.

As of October 31, 2012, the Registrant had 18,071,010 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 25, 2013, are incorporated by reference in Part III of this Form 10-K.

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

General

Franklin Covey Co. (we, us, our, the Company, or FranklinCovey) is a leading global provider of training and consulting solutions with over 630 employees worldwide delivering principle-based curriculums and effectiveness tools to our customers.  Our consolidated net sales for the fiscal year ended August 31, 2012 totaled $170.5 million and our shares of common stock are traded on the New York Stock Exchange (NYSE) under the ticker symbol “FC.”

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

During fiscal 2010, we sold the product sales component of our wholly owned subsidiary in Japan to an unrelated Japan-based paper products company.  The sale closed on June 1, 2010 and the total sale price was JPY 305.0 million, or approximately $3.4 million.  In addition, the sale agreement provides for a three percent passive royalty on annual sales, which is not significant to our operations.  The sale of this division was designed to align our Japanese operations with our overall strategic focus on training and consulting sales.  As a consequence of the sale, we determined that the operating results of the Japan product sales component qualified for discontinued operations presentation and we have presented the operating results of the Japan product sales component as discontinued operations for fiscal 2010.

Services Overview

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

1.	Leadership

Leadership has a profound impact on performance, and is a key lever that mobilizes teams to produce results.

We help organizations develop leaders who build great teams through these 4 imperatives:

1.	Inspiring Trust®: Build credibility as a leader so that people will contribute their highest efforts.

2.	Clarifying Your Team’s Purpose and Strategy®: Define a clear and compelling purpose that motivates people to offer their best to achieve the organizational goals.

3.
Align Systems:  Create systems of success that support the purpose and goals of the organization, enable people to do their best work, operate independently of management, and sustain superior performance over time.

4.	Unleashing Talent®: Develop a winning team, where people’s unique talents are leveraged against clear performance expectations in a way that encourages responsibility and growth.

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

The 7 Habits of Highly Effective People®—Signature Program
Based on the principles found in Dr. Stephen R. Covey’s best-selling business book, The 7 Habits of Highly Effective People, this program is designed to drive organizational success by helping participants adopt the paradigms and behaviors of effective people.  Participants gain hands-on experience, applying principles that are designed to yield greater productivity, improve communication, strengthen relationships, increase influence, and focus on critical priorities.  Participants learn how to take initiative, identify and balance key priorities, improve interpersonal communication, leverage creative collaboration and problem solving, and build their personal resilience and capability.

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

The 7 Habits of Highly Effective People®: Introductory Workshop for Associates
This workshop for employees at all levels is designed to tap the best they have to give.  We help employees become empowered with new knowledge, skills, and tools to confront issues, work as a team, increase accountability, and raise the bar on what they can achieve.  Participants discover how to maximize performance by avoiding dependence on others, gaining appropriate independence, and moving on to where real success lies—being successfully interdependent and collaborative with others.

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

Leadership Modular Series
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

The 5 Choices to Extraordinary Productivity™
Our new flagship productivity course, The 5 Choices to Extraordinary Productivity, which was launched in the fall of 2011, is designed to provide the in-depth skills, knowledge and attitudes that allow individual contributors, teams and organizations to be able to identify, validate, and act on what’s most important.  Instead of trying to get everything done, participants focus on how to get the right things done.  This discernment enables them to make wiser decisions, harness technology to enhance workflow, and put their finest attention and energy on executing what matters most.

Supported by science and years of experience, this new program is designed to not only produce a measurable increase in productivity, but to also provide a renewed sense of engagement.

Project Management
Our project management workshop teaches a four-step process for skillfully managing projects large or small. This proven approach helps project managers and their teams craft and deliver high-quality projects on time and within budget. If developed and applied effectively, we believe that skillful project management can mean the difference between mediocre and phenomenal results.

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

Leading at the Speed of Trust®
This program engages leaders at all levels in identifying and closing the trust gaps in their organization.  Instead of paying “trust taxes,” organizations can begin to realize “trust dividends.”  We believe that doing business at the “speed of trust” lowers costs, speeds up results, and increases profits and influence.

Working at the Speed of Trust®—For Associates
This workshop helps individual contributors identify and address “trust gaps” in their personal credibility and in their relationships at work.  Using examples from their work and focusing on real-world issues, participants discover how to communicate transparently with peers and managers, improve their track record of keeping commitments, focus on improving internal “customer service” with others who depend on their work, and much more.

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

E-Learning

Our E-Learning capabilities bring FranklinCovey to clients in innovative ways that transcend traditional E-learning solutions.  Our primary E-learning platforms are comprised of the following:

FranklinCovey InSights™ – We believe that some of the best development happens when leaders teach their own teams.  FranklinCovey InSights represents a paradigm of “Teach to Learn” leadership.  This library of bite-sized, Web-based learning modules is built around our award-winning video presentations that leaders can use to motivate their teams to improve performance.  Designed to address generational learning styles, the modules teach people to see and do things differently, enabling teams to produce better results and make changes over time.

LiveClicks™ – This is our webinar delivery platform that allows clients to reach more people at less cost with high-quality live training.  LiveClicks webinar workshops utilize our award-winning videos, interactive activities, and live instruction. LiveClick webinars are offered to the public with our consultants and client facilitators, who can also become certified to teach LiveClicks webinars inside their organizations.  The LiveClicks platform allows clients to train more people, reach remote workers, and attract a new generation of workers.

FranklinCovey Excelerators™ – Excelerators are self-paced courses for employees and managers looking to increase business and leadership skills but whom can't be away from the office. Excelerators offer content-based instruction through videos, animation, interactive quizzes and assessments, PDF guidebooks as well as other resources and tools.

LiveClicks Encore – These courses are FranklinCovey's webinar workshops on demand. These self-paced online modules are designed for employees, managers and leaders looking to increase the most important skills needed to maximize performance. LiveClicks Encore webinars are an ideal solution for employees who can't attend regularly scheduled live training due to distance, cost, or time away from the office.

The 7 Habits Interactive™ Edition – The  award-winning 7 Habits of Highly Effective People—Interactive Edition helps employees, regardless of work location, to increase their effectiveness and productivity and feel a stronger sense of cohesion. The 7 Habits Interactive Edition heightens learning by helping participants to apply principles that are designed to yield greater productivity, improved communication, strengthened relationships, increased influence, and an improved focus on critical priorities.  During the three-hour online instruction, participants engage in interactive exercises that illustrate how to use the 7 Habits in real work situations.

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

Industry Information

According to the Training Magazine 2012 Training Industry Survey, the total size of the U.S. training industry is estimated to be $55.8 billion, which is a seven percent decline from the prior year.  One of our competitive advantages in this highly fragmented industry stems from our fully integrated training curriculums, measurement methodologies, and implementation tools to help organizations and individuals measurably improve their effectiveness.  This advantage allows us to deliver not only training to both corporations and individuals, but also to implement the training through the use of powerful behavior changing tools with the capability to then measure the impact of the delivered training and tools.

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

Segment Information

Our sales are primarily comprised of training and consulting sales and related products.  Based on the consistent nature of our services and products and the types of customers for these services, we function as a single operating segment.  However, to improve comparability with previous periods, operating information for our U.S./Canada, international, and corporate services operations is presented below.  Our U.S./Canada operations are responsible for the sale and delivery of our training and consulting services in the United States and Canada.  Our international sales group includes the financial results of our foreign offices and royalty revenues from licensees.  Our corporate services information includes leasing income and certain corporate operating expenses (in thousands).

YEAR ENDED AUGUST 31,	2012	Percent change from prior year	2011	Percent change from prior year	2010

U.S./Canada	$125,183	6	$118,420	20	$98,344
International	42,052	5	40,011	13	35,309
Total	167,235	6	158,431	19	133,653
Corporate services	3,221	36	2,373	(26)	3,221
Consolidated	$170,456	6	$160,804	17	$136,874

Additional financial information related to our operating segments, as well as geographical information can be found in the notes to our consolidated financial statements (Note 17).

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

During fiscal 2011, we recognized $16.8 million in sales from our contracts with a division of the United States federal government, which is more than ten percent of our consolidated revenues for the year.  During fiscal years 2012 and 2010, none of our clients was responsible for more than ten percent of our consolidated revenues.

Competition

We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services comparable with those that we offer.  Competition in the performance skills training and education industry is highly fragmented with few large competitors.  Based upon our fiscal 2012 consolidated sales of $170.5 million, we believe that we are a leading competitor in the organizational training and education market.  Other significant comparative companies in the training and consulting market are Development Dimensions International, CRA International, Inc., Learning Tree International Inc., GP Strategies Corp., American Management Association, Wilson Learning, Forum Corporation, Corporate Executive Board Co., and the Center for Creative Leadership.

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

Seasonality

Our quarterly results of operations reflect minor seasonal trends primarily because of the timing of corporate training, which is not typically scheduled as heavily during holiday and certain vacation periods.  Our fourth fiscal quarter generally has higher sales and income from operations than other fiscal quarters primarily due to increased facilitator sales that occur during that quarter.

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

During fiscal 2001, we entered into a long-term contract with HP Enterprise Services (HP) to provide warehousing and distribution services for our training products and related accessories.  Our materials are primarily warehoused and distributed from an HP facility located in Des Moines, Iowa.

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

At August 31, 2012, we had approximately 630 associates located in the United States of America, Canada, Japan, the United Kingdom, and Australia.  During fiscal 2001, we outsourced a significant part of our information technology services, customer service, distribution and warehousing operations to HP.  A number of our former employees involved in these operations are now employed by HP to provide those services to FranklinCovey.  None of our associates are represented by a union or other collective bargaining group.  Management believes that its relations with its associates are good and we do not currently foresee a shortage in qualified personnel needed to operate our business.

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

Global economic and political conditions affect our clients’ businesses and the markets in which they operate.  Our financial results are somewhat dependent on the amount that current and prospective clients budget for training.  A serious and/or prolonged economic downturn (or continued slow recovery) combined with a negative or uncertain political climate could adversely affect our clients’ financial condition and the amount budgeted for training by our clients.  These conditions may reduce the demand for our services or depress the pricing of those services and have an adverse impact on our results of operations.  Changes in global economic conditions may also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain.  Such economic, political, and client spending conditions are influenced by a wide range of factors that are beyond our control and that we have no comparative advantage in forecasting.  If we are unable to successfully anticipate these changing conditions, we may be unable to effectively plan for and respond to those changes, and our business could be adversely affected.

Our business success also depends in part upon continued growth in the use of training and consulting services and the renewal of existing contracts by our clients.  In challenging economic environments, our clients may reduce or defer their spending on new services and consulting solutions in order to focus on other priorities.  At the same time, many companies have already invested substantial resources in their current means of conducting their business and they may be reluctant or slow to adopt new approaches that could disrupt existing personnel and/or processes.  If the growth in the general use of training and consulting services in business or our clients’ spending on these items declines, or if we cannot convince our clients or potential clients to embrace new services and solutions, our results of operations could be adversely affected.

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

According to the terms of the agreements associated with the sale of the consumer solutions business unit (CSBU) assets to FC Organizational Products, LLC (FCOP and formerly Franklin Covey Products) that closed in the fourth quarter of fiscal 2008, and an entity in which we own 19.5 percent, we were entitled to receive a $1.2 million payment for working capital delivered on the closing date of the sale and to receive $2.3 million as reimbursement for specified costs necessary to complete the transaction.  Payment for these costs was originally due in January 2009, but we extended the due date of the payment at FC Organizational Products’ request and obtained a promissory note from FCOP for the amount owed, plus accrued interest.  At the time we received the promissory note from FCOP, we believed that we could obtain payment for the amounts owed, based on prior year performance and forecasted financial performance in 2009.  However, the financial position of FCOP deteriorated significantly late in fiscal 2009 and the deterioration accelerated subsequent to August 31, 2009 and throughout fiscal 2010.  As a result of its deteriorating financial position, we reassessed the collectability of the promissory note.  Based on revised expected cash flows and other operational issues, we recorded a $3.6 million impaired asset charge against these receivables.

We also receive reimbursement from FCOP for certain operating costs, such as warehousing and distribution costs, which are billed to us by third party providers, and although not required by governing documents or our ownership interest, we have provided working capital and other advances to FCOP in 2012.  At August 31, 2012 and 2011 we had $7.1 million and $5.7 million receivable from FCOP, which are recorded as assets on our consolidated balance sheets.  We owed FCOP $0.1 million and $1.2 million at August 31, 2012 and 2011 for items purchased in the ordinary course of business.  These liabilities were classified in accounts payable in our consolidated balance sheets.  Although the receivable from FCOP increased during fiscal 2012, we believe that we will obtain payment from FCOP for these receivables.  However, if FCOP fails to reimburse us for these costs, and we fail to obtain payment on the promissory note, our future cash flows and results of operations will be adversely affected.

Our results of operations and cash flows may be adversely affected if FC Organizational Products LLC is unable to pay its retail store leases.

Based on the terms of the agreements associated with the sale of the CSBU assets, we assigned the benefits and obligations relating to the leases of our retail stores to FCOP.  However, we remain secondarily liable for these leases and may have to fulfill the obligations contained in the lease agreements, including making lease payments, if FCOP is unable to fulfill its obligations pursuant to the terms of the lease agreements.  At August 31, 2012 the remaining potential liability to us under these leases totaled $0.3 million, the majority of which will be paid by February 2013.  Any default by FCOP in its lease payment obligations could provide us with certain remedies against FCOP.  If FCOP is unable to satisfy the obligations contained in the lease agreements and we are unable to obtain adequate remedies, our results of operations and cash flows may be adversely affected.

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

Our sales outside of the United States totaled $49.1 million, or 29 percent of total sales, for the year ended August 31, 2012.  If our international operations grow and become a larger component of our overall financial results, our revenues and operating results may be significantly adversely affected when the dollar strengthens relative to other currencies and may be favorably affected when the dollar weakens.  In order to manage a portion of our foreign currency risk, we may make limited use of foreign currency derivative contracts to hedge certain transactions and translation exposure.  However, there can be no guarantee that our foreign currency risk management strategy will be effective in reducing the risks associated with foreign currency transactions and translation.

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

Our clients include national, provincial, state, and local governmental entities, and our work with these governmental entities has various risks inherent in the governmental contracting process.  These risks include, but are not limited to, the following:

•
Governmental entities typically fund projects through appropriated monies.  While these projects are often planned and executed as multi-year projects, the governmental entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and at their discretion.  Changes in governmental priorities or other political developments could result in changes in the scope of, or in termination of, our existing contracts.

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

Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available Revolving Loan and other financing alternatives, if necessary, for these expenditures.  We extended the maturity date on our Revolving Loan during fiscal 2012 to March 2015 and expect to renew the Revolving Loan on an annual basis to maintain the three-year availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

At August 31, 2012 we had $59.2 million of intangible assets, which were primarily generated from the fiscal 1997 merger with the Covey Leadership Center, and $9.2 million of goodwill, which was generated by the fiscal 2009 acquisition of CoveyLink Worldwide LLC and the payment of subsequent contingent earnout payments.  Our intangible assets are evaluated for impairment based qualitative factors or upon cash flows (definite-lived intangible assets) and estimated royalties from revenue streams (indefinite-lived intangible assets) if necessary.  Our goodwill is evaluated through qualitative factors and by comparing the fair value of the reporting unit to the carrying value of the goodwill balance if necessary.  Our intangible assets, goodwill, and other long-term assets may become impaired if the corresponding cash flows associated with these assets declines in future periods or if our market capitalization declines significantly in future periods.  Although our current sales, cash flows, and market capitalization are sufficient to support the carrying basis of these long-lived assets, if our sales, cash flows, or common stock price decline, we may be faced with significant asset impairment charges that would have an adverse impact upon our results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Salt Lake City, Utah and as of August 31, 2012, all of the facilities used in our operations are leased.  Our leased facilities primarily consist of sales and administrative offices both in the United States and various countries around the world.  We also lease warehouse and distribution space at independent facilities in certain foreign countries.  Our corporate headquarters lease is accounted for as a financing arrangement and all other facility lease agreements are accounted for as operating leases that expire at various dates through the year 2025.

Corporate Facilities
Corporate Headquarters and Administrative Offices:
Salt Lake City, Utah (7 buildings)

U.S./Canada Sales Offices
Regional Sales Offices:
United States (4 locations)

Administrative Offices:
United States (2 locations)

International Facilities
International Administrative/Sales Offices:
Australia (3 locations)
England (1 location)
Japan (1 location)

International Distribution Facilities:
Australia (1 location)
England (1 location)
Japan (1 location)

During fiscal 2012, there were no significant changes to the properties used for our operations.  We consider our existing facilities to be in good condition and suitable for our current and anticipated level of operations in the upcoming fiscal year and in future periods.

A significant portion of our corporate headquarters campus located in Salt Lake City, Utah is subleased to multiple unrelated entities.

ITEM 3.  LEGAL PROCEEDINGS

On April 20, 2010, Moore Wallace North America, Inc. doing business as TOPS filed a complaint against FC Organizational Products, LLC (FCOP) in the Circuit Court of Cook County, Illinois, for breach of contract.  The complaint also named us as a defendant and alleged that we should be liable for FCOP’s debts under the doctrine of alter ego or fraudulent transfer.  On December 23, 2011, Moore Wallace North America, Inc., FCOP, and the Company entered into a settlement agreement and mutual release.  Under the terms of this agreement, FCOP paid Moore Wallace North America, Inc. a specified sum to settle the complaint and reimbursed us for legal fees incurred in defense of the allegations.

The Company is also the subject of certain other legal actions, which we consider routine to our business activities.  At August 31, 2012, we believe that, after consultation with legal counsel, any potential liability to the Company under these other actions will not materially affect our financial position, liquidity, or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “FC.”  The following table sets forth the high and low sale prices per share for our common stock, as reported by the NYSE, for the fiscal years ended August 31, 2012 and 2011.

	High	Low
Fiscal Year Ended August 31, 2012:
Fourth Quarter	$10.79	$8.92
Third Quarter	9.85	8.07
Second Quarter	9.97	8.02
First Quarter	10.00	6.25

Fiscal Year Ended August 31, 2011:
Fourth Quarter	$12.15	$7.56
Third Quarter	9.50	6.91
Second Quarter	9.55	7.26
First Quarter	9.30	6.06

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2012 or 2011.  We currently anticipate that we will retain all available funds to repay our loan obligations, finance future growth and business opportunities, and to purchase outstanding shares of our common stock.

As of October 31, 2012, the Company had 18,071,010 shares of common stock outstanding, which were held by 697 shareholders of record.

Purchases of Common Stock

The following table summarizes the purchases of our common stock during the fiscal quarter ended August 31, 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
May 27, 2012 to June 30, 2012	-		$-	none	$10,000

July 1, 2012 to July 28, 2012	23,754		9.50	13,002	9,876

July 29, 2012 to August 31, 2012	48,394		10.46	28,083	9,582	(1)

Total Common Shares	72,148	(2)	$10.14	41,085

(1)
During the quarter ended May 26, 2012, our Board of Directors approved a plan to purchase up to $10.0 million of the Company’s outstanding common stock.  We intend to use available cash in excess of $10.0 million to make the purchases.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  Following the approval of this common stock purchase plan, we have purchased a total of 41,085 shares of our common stock for $0.4 million through August 31, 2012.

(2)
Total includes 31,063 shares acquired from management stock loan participants who declared bankruptcy and the shares were released to the Company from the bankruptcy court.  The shares were valued at the closing price of the Company’s common shares on the date received and do not count against the $10.0 million plan authorized in fiscal 2012 described above.

Performance Graph

The following graph shows a comparison of cumulative total shareholder return indexed to August 31, 2007, calculated on a dividend reinvested basis, for the five fiscal years ended August 31, 2012 for Franklin Covey Co. common stock, the S&P SmallCap 600 Index, and the S&P Commercial & Professional Services Index.  We were previously included in the S&P 600 SmallCap Index and were assigned to the S&P Diversified Commercial and Professional Services Index within the S&P 600 SmallCap Index.  However, during fiscal 2009, the Diversified Commercial Services Index was discontinued, and we have determined that the S&P 600 Commercial & Professional Services Index is appropriate for comparative purposes.  We are no longer a part of the S&P 600 SmallCap Index, but we believe that the S&P 600 SmallCap Index and the Commercial and Professional Services Index continue to provide appropriate benchmarks with which to compare our stock performance.

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

August 31,	2012	2011	2010	2009	2008
In thousands, except per share data

Income Statement Data:
Net sales	$170,456	$160,804	$136,874	$123,134	$252,074
Income (loss) from operations	17,580	11,112	4,038	(11,840)	14,204
Net income (loss) from continuing operations before income taxes	13,747	8,446	1,180	(14,862)	11,278
Income tax benefit (provision)	(5,906)	(3,639)	(2,484)	3,814	(6,738)
Income (loss) from continuing operations	7,841	4,807	(1,304)	(11,048)	4,540
Income from discontinued operations, net of tax	-	-	548	216	987
Gain on sale of discontinued operations, net of tax	-	-	238	-	-
Net income (loss)	7,841	4,807	(518)	(10,832)	5,527

Earnings (loss) per share:
Basic	$.44	$.28	$(.04)	$(.81)	$.28
Diluted	.43	.27	(.04)	(.81)	.28

Balance Sheet Data:
Total current assets	$64,195	$52,056	$50,278	$40,142	$66,661
Other long-term assets	9,534	9,353	9,396	11,608	11,768
Total assets	164,080	151,427	149,005	143,878	177,677

Long-term obligations	40,368	39,859	32,988	32,191	38,762
Total liabilities	73,525	72,111	77,970	74,874	99,500

Shareholders’ equity	90,555	79,316	71,035	69,004	78,177

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

EXECUTIVE SUMMARY

Franklin Covey Co. is a global content and intellectual property company focused on individual and organizational performance.  Our mission is to “enable greatness in people and organizations everywhere,” and we believe that we are experts at solving seven pervasive, intractable problems, each of which requires a change in human behavior.  Our approximately 630 employees worldwide are organized to address these seven problems, which include the following: Leadership, Execution, Productivity, Trust, Loyalty, Sales Performance, and Education.  As we deliver our solutions to these problems, we believe there are four important characteristics that distinguish us from our competitors.

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

Our offerings are described in further detail at www.franklincovey.com.  The information contained in, or that can be accessed through, our website does not constitute a part of this annual report.  These descriptions should not be viewed as a warranty or guarantee of results.  We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training products based on the best-selling book, The 7 Habits of Highly Effective People and its execution process, The 4 Disciplines of Execution.

Our results for the fiscal year ended August 31, 2012 reflect continued momentum in the marketplace as we experienced improved operating results and strengthened our liquidity position during the fiscal year.  Our sales increased to $170.5 million compared with $160.8 million in fiscal 2011 and $136.9 million in fiscal 2010.  Our fiscal 2012 sales represent 6 percent growth compared with fiscal 2011 and 25 percent growth compared with fiscal 2010.  Fiscal 2012 fourth quarter sales were $51.0 million, which represents the strongest quarterly sales performance ever under our current business model.  Sales growth was generally broad based across our primary delivery channels and course offerings during the year.  The following table sets forth sales data from our continuing operations by category and by our primary delivery channels (in thousands):

YEAR ENDED AUGUST 31,	2012	Percent change	2011	Percent change	2010
Sales by Category:
Training and consulting services	$158,779	5	$150,976	17	$129,462
Products	8,456	13	7,455	76	4,226
Leasing	3,221	36	2,373	(26)	3,186
	$170,456	6	$160,804	17	$136,874

Sales by Channel:
U.S./Canada direct	$86,698	2	$85,397	24	$68,695
International direct	28,773	5	27,464	13	24,228
International licensees	14,301	14	12,590	14	11,092
National account practices	27,367	20	22,780	17	19,447
Self-funded marketing	8,368	(7)	9,013	12	8,075
Other	4,949	39	3,560	(33)	5,337
	$170,456	6	$160,804	17	$136,874

Nearly all of our major practices and content groups had increased sales and we believe that our ongoing investments in curriculum development and increasing the size of our sales force will help us maintain this favorable sales growth momentum.

Our gross profit for fiscal 2012 increased to $112.7 million compared with $103.5 million in fiscal 2011 primarily due to increased sales.  Our gross margin, which is gross profit as a percent of sales, increased to 66.1 percent compared with 64.3 percent in fiscal 2011 primarily due to increased international licensee royalty revenues and increased facilitator sales.

Our operating expenses increased $2.7 million primarily due to a $4.2 million increase in selling, general, and administrative expenses that was partially offset by a $0.4 million decrease in depreciation expense and a $1.0 million decrease in amortization expense.

Increased sales and improved operating margins combined to increase our income from operations to $17.6 million compared with $11.1 million in fiscal 2011.  Our net income increased 63 percent to $7.8 million ($.43 per diluted share) in fiscal 2012 compared with $4.8 million ($.27 per diluted share) in the prior year.

Further details regarding these items can be found in the comparative analysis of fiscal 2012 to fiscal 2011 as discussed within this management’s discussion and analysis.

Our liquidity position strengthened significantly during fiscal 2012 and we had $11.0 million of cash and cash equivalents at August 31, 2012 compared with $3.0 million at August 31, 2011.  Our working capital (current assets minus current liabilities) increased to $27.5 million at August 31, 2012 compared with $16.7 million at the end of fiscal 2011.  For further information regarding our cash flows and liquidity refer to the Liquidity and Capital Resources discussion found later in this management’s discussion and analysis.

Business Overview

We believe that our internal, or organic, growth and continued innovation with respect to our content and curriculums are the foundation of our long-term strategic growth plan.  Each year we invest significantly in the development and enhancement of our existing content and to develop new services, features, and products.  We expect to continue the introduction of new or refreshed content and delivery methods and consider them key to our long-term success.

Other key factors that influence our operating results include the number of organizations that are active customers; the number of people trained within those organizations; the continuation or renewal of existing services contracts; the availability of budgeted training spending at our clients and prospective clients, which is significantly influenced by general economic conditions; and our ability to manage operating costs necessary to develop and provide meaningful training and related products and services to our clients.  For a further discussion of risk factors that may influence our results of operations and financial position, refer to Item 1A - Business Risks as contained in this report on Form 10-K.

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2012, fiscal 2011, and fiscal 2010 refer to the twelve-month periods ended August 31, 2012, 2011, and 2010 and so forth.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items through income from continuing operations before income taxes in our consolidated statements of operations.  This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements:

YEAR ENDED AUGUST 31,	2012	2011	2010
Sales:
Training and consulting services	93.1%	93.9%	94.6%
Products	5.0	4.6	3.1
Leasing	1.9	1.5	2.3
Total sales	100.0	100.0	100.0

Cost of sales:
Training and consulting services	30.6	32.3	32.1
Products	2.3	2.3	1.6
Leasing	1.0	1.1	1.2
Total cost of sales	33.9	35.7	34.9
Gross profit	66.1	64.3	65.1

Selling, general, and administrative	52.5	53.0	56.7
Depreciation	1.8	2.2	2.7
Amortization	1.5	2.2	2.7
Total operating expenses	55.8	57.4	62.1
Income from operations	10.3	6.9	3.0
Interest income	0.0	0.0	0.0
Interest expense	(1.4)	(1.6)	(2.1)
Discount on related party receivable	(0.8)	-	-
Income from continuing operations before income taxes	8.1%	5.3%	0.9%

FISCAL 2012 COMPARED TO FISCAL 2011

Sales

We offer a variety of training courses, consulting services, and training-related products that are focused on leadership, execution, productivity, trust, loyalty, sales performance, and education that are provided both domestically and internationally through our sales force, certified client facilitators, international licensee partners, or through the Internet in on-line presentations.  For the fiscal year ended August 31, 2012, our consolidated sales increased by $9.7 million to $170.5 million.  The following sales analysis for the fiscal year ended August 31, 2012 is based on activity through our primary sales channels:

U.S./Canada Direct – This channel includes our four regional field offices that serve clients in the United States and Canada and our government services group.  During fiscal 2012, sales through our four regional offices increased by $4.7 million, or 8 percent, compared to the prior year.  We believe that our strategy of additional sales personnel, increased events, and focus on our practice groups were key drivers of increased sales at our regional sales offices during the year.  Partially offsetting increased regional office sales were expected reductions from contracts with a governmental agency that included more revenue in the initial phases (which occurred primarily in fiscal 2011) of the contracts than in subsequent periods.  As a result, sales through our government services group decreased $3.4 million compared with fiscal 2011.  However, during the third quarter of fiscal 2012 we won a renewal of these contracts with the governmental agency and we expect to continue to deliver training and consulting services throughout the life of these contracts, which includes the first three quarters of fiscal 2013, at similar levels to those delivered in the corresponding periods of fiscal 2012.  We believe that we will be successful in renewing these contracts in fiscal 2013, but we cannot guarantee a successful outcome as many of the aspects of renewal are out of our control.  Our sales through the U.S./Canada direct channel in future periods will be sensitive to general economic conditions and renewal of the existing contracts, such as the government services contracts described above.  However, we remain optimistic about future growth and looking forward, our pipeline of booked days and awarded revenue continues to be strong and at August 31, 2012 exceeded the prior year.

Subsequent to August 31, 2012 the northeastern region of the United States suffered significant infrastructure damage from Hurricane Sandy and other storms that followed.  As a result of these storms, many of our clients were unable to operate their businesses for a period of time.  Although we expect our clients to reschedule postponed programs in future periods, we anticipate that storm related cancelations may adversely impact our first quarter sales in fiscal 2013 by approximately $0.3 million to $0.4 million.

International Direct – Our three international offices are located in Australia, Japan, and the United Kingdom.  The improvement in international direct sales was primarily due to increased sales in Japan, which increased $2.2 million compared with fiscal 2011.  The sales growth in Japan was primarily due to the recovery of the Japanese economy from the effects of the devastating earthquake and tsunami that struck northern Japan during March 2011.  Sales were also up $0.2 million at our office in the United Kingdom during fiscal 2012.  However, these increases were partially offset by a $1.1 million decrease in sales at our office in Australia, which were primarily attributable to sales force performance issues that we have addressed and we expect improvement in Australia in future periods.  During fiscal 2012, the translation sales from foreign currencies to United States dollars had a $0.7 million favorable impact on our international office sales.

International Licensees – In countries or foreign locations where we do not have an office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculums to local preferences and customs, if necessary.  Our licensee sales increased $1.7 million compared with the prior year as many of our licensees reported strengthening sales in their countries during the year, which resulted in increased royalties.  However, continued civil unrest and economic uncertainty in some of the countries where our licensees operate may have adverse effects on certain licensees’ performance in future periods.

National Account Practices – Our national account practices are comprised of programs that are not typically offered in our regional field offices and include The Leader In Me curriculum designed for students from our education practice, Helping Clients Succeed from the sales performance group, and Winning Customer Loyalty from our customer loyalty practice.  During fiscal 2012, our national account practice sales increased due to a $4.2 million increase in education practice sales resulting from a general increase in demand for these school-based services as The Leader In Me program continues to generate favorable results at schools in the United States and in other countries.  Our sales performance practice also increased sales by $0.9 million over the prior year as this group obtained new contracts during the fiscal year.  These increases were partially offset by a $0.5 million decrease in customer loyalty practice sales primarily resulting from the completion of a large contract in fiscal 2012.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches through our speakers’ bureau.  The decrease in sales was due to reduced public speaking revenues resulting primarily from the retirement of Dr. Stephen R. Covey from public speaking events in late fiscal 2011.  Decreased speakers’ bureau sales were partially offset by a $0.5 million increase in book and audio product sales resulting primarily from the release of new publications during the year.  We expect to continue to release new publications in future periods and believe that these new publications will continue to show strong performance in the marketplace.

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

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of goods sold.  Our cost of sales includes the direct costs of conducting seminars, including presenter costs, materials used in the production of training products and related accessories, assembly and manufacturing labor costs, freight, and certain other overhead costs.  Gross profit may be affected by, among other things, the mix of training and consulting courses sold to clients, prices of materials, labor rates, changes in product discount levels, and freight costs.

Our consolidated gross profit for the fiscal year ended August 31, 2012 increased to $112.7 million compared with $103.5 million in the prior fiscal year.  The increase was primarily due to significantly improved sales in fiscal 2012 over fiscal 2011.  Our consolidated gross margin increased to 66.1 percent of sales in fiscal 2012 compared with 64.3 percent in the prior year.  The improvement in gross margin was primarily due to increased international licensee royalty revenues, increased facilitator sales, and increased intellectual property license sales, all of which have higher gross margins than the majority of our other programs and services.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses in fiscal 2012 increased $4.2 million compared with fiscal 2011.  However, as a percent of sales, SG&A expenses declined to 52.5 percent of sales compared to 53.0 percent in the prior year.  The increase in SG&A expenses was primarily due to 1) a $3.2 million increase in associate costs resulting from increased sales commissions and bonuses resulting from improved sales and operating results, and the addition of new personnel; 2) a $2.4 million increase in advertising and promotional costs that were primarily related to the launch of our new productivity offering The 5 Choices to Extraordinary Productivity and the launch of new strategic marketing initiatives that we believe had a favorable impact on overall fiscal 2012 sales; and 3) a $1.0 million increase in non-cash share-based compensation costs, primarily resulting from performance awards granted in the fourth quarter of fiscal 2011.  These increases were partially offset by 1) a $1.0 million decrease in rent and utilities expenses primarily the result of reduced rent expense at our Japan office and reduced telephone and communication expenses; 2) a $0.7 million decrease in legal expenses resulting primarily from the settlement of certain litigation and the reimbursement of previously expensed legal costs; 3) $0.4 million of decreased professional services costs compared to the prior year; and 4) a $0.2 million reduction in outsourced services charges resulting primarily from a reduction in outsourced information technology support costs.

Depreciation – Depreciation expense decreased by $0.4 million compared to fiscal 2011 primarily due to the full depreciation of certain capital assets during the latter half of fiscal 2012.  Based upon anticipated capital asset acquisitions in fiscal 2013 and previous depreciation expense levels, we currently expect depreciation expense to decline compared with fiscal 2012 amounts and to total approximately $2.8 million during fiscal 2013.

Amortization – Amortization expense from definite-lived intangible assets decreased $1.0 million due to the full amortization of certain intangible assets in late fiscal 2011.  As a result, we currently expect that intangible asset amortization expense will remain consistent with fiscal 2012 levels and to total approximately $2.5 million in fiscal 2013.

Discount on Related Party Receivable

Due to the settlement of litigation during fiscal 2012, with a required settlement payment by FC Organizational Products (FCOP), the amount of cash we received from FCOP was reduced from previous forecasts and our receivable balance from FCOP increased during fiscal 2012.  In the fourth quarter of fiscal 2012, we received revised information from FCOP regarding scheduled payments to us and we reclassified a portion of the FCOP receivable to long-term assets and recorded a discount charge of $1.4 million to reduce the long-term receivable to its estimated present value at August 31, 2012.  We discounted the long-term portion of the receivable based on forecasted repayments at a discount rate of 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP at August 31, 2012.  This rate was based on a variety factors including, but not limited to, current market interest rates for various qualities of comparable debt, discussions with FCOP’s lenders, and an evaluation of the realizability FCOP’s future cash flows.  Based on improved operating results at FCOP during calendar 2012 and their forecasted cash flows in future periods, we believe that we will collect amounts receivable from FCOP and the discount will be recovered as interest income in future periods.  However, the failure of FCOP to pay us for these receivables may have an adverse impact on our liquidity, financial position, and cash flows in future periods.

Income Taxes

Our effective tax rate for fiscal 2012 was 43 percent and remained consistent with fiscal 2011.  Our effective income tax rate was higher than statutory combined rates primarily due to taxable interest income on outstanding management common stock loans and uncertain tax positions.  These increases in our effective rate were partially offset by the benefit of foreign tax credits in excess of the tax on income taxed by both U.S. and foreign jurisdictions.  The effective tax rate for fiscal 2012 and fiscal 2011 includes the benefit of foreign tax credits to be claimed on our U.S. federal income tax returns.

We anticipate that our cash paid for income taxes will remain significantly less than our income tax provision during the foreseeable future as we utilize domestic net operating loss carryforwards and other deferred income tax assets.  For instance, during fiscal 2012 we paid $2.3 million of cash for income taxes.  After our domestic net operating loss carryforwards are utilized, we will be able to utilize our foreign tax credits, which will reduce our income tax liability in future periods.  After utilization of these deferred tax assets, we expect our cash paid for income taxes to increase and match more closely a normalized provision for income taxes.

FISCAL 2011 COMPARED TO FISCAL 2010

Sales

The following analysis of our sales performance for the fiscal year ended August 31, 2011 is based on activity through our primary delivery channels as defined above.

U.S./Canada Direct – During fiscal 2011 we had increased sales at all of our offices in this channel, including our government services group.  Sales through our regional sales offices increased by $8.4 million compared with fiscal 2010.  These sales increases were broad based across nearly all of our practices and training programs offered.  Sales through our government services group increased $8.3 million primarily due to contracts with a division of the federal government obtained during the third and fourth quarters of fiscal 2010.  We recognized $16.8 million from these government services contracts during fiscal 2011, which is more than ten percent of our consolidated revenues for the year.

International Direct – The improvement in international direct sales was primarily due to increased sales in Japan, which increased $3.3 million (on a continuing operations basis) compared to fiscal 2010.  Despite the effects of the devastating earthquake and tsunami that struck northern Japan during March 2011 and caused our office to be closed for two weeks, we were able to recognize improved sales primarily due to increased publishing sales and the favorable impact of translating Yen-denominated sales to U.S. dollars.  Although the natural disaster produced increased cancelations during the fiscal year, training and consulting sales remained flat compared to the prior year.  Sales were also up $0.5 million at our office in Australia, and decreased by $0.6 million at our office in the United Kingdom.

International Licensees – During fiscal 2011, the majority of our larger foreign licensees had increased sales compared to the prior year, which resulted in a $1.4 million increase in licensee royalty revenues.

National Account Practices – During 2011, we had increased sales in each of the national account practices, which was led by a $1.6 million increase from our education practice.

Self-Funded Marketing – The increase in sales was primarily attributable to royalties related to new books.  However, with the retirement of Dr. Stephen R. Covey from public speaking engagements during late fiscal 2011, overall speaking presentation revenues are expected to decline in future periods.

Other – The decrease in other sales was primarily due to reduced leasing revenues as certain lease contracts at our corporate headquarters expired in prior periods.

Gross Profit

Our consolidated gross profit increased to $103.5 million in fiscal 2011 compared to $89.1 million in the prior fiscal year.  This increase was due to significantly improved sales during fiscal 2011.  Our consolidated gross margin was 64.3 percent of sales in fiscal 2011 compared to 65.1 percent in the prior year.  The slight decrease in gross margin percentage was primarily due to margins on a government services contract sale that included intellectual property that occurred in the fourth quarter of fiscal 2010 that did not repeat in the current year, increased sales of training programs that have higher costs, and decreased facilitator sales.  These factors were partially offset by increased international licensee royalty revenues in fiscal 2011.

Operating Expenses

Selling, General and Administrative – Our SG&A expenses increased $7.7 million in fiscal 2011 compared with fiscal 2010.  However, as a percent of sales, SG&A expenses declined to 53.0 percent compared to 56.7 percent of sales in the prior year.  The increase in SG&A expenses was primarily due to 1) a $2.4 million increase in commissions and bonuses resulting from improved sales and financial results compared to the prior year; 2) a $2.3 million increase in salaries and related costs resulting primarily from the addition of new personnel; 3) a $1.7 million increase in share-based compensation costs primarily from awards granted during the fourth quarter of fiscal 2011; 4) a $0.9 million increase in conference costs from our sales and delivery conference, which has been previously held on a smaller scale; 5) a $0.8 million increase in travel expenses; and a 6) $0.3 million increase in research and development costs related to the maintenance and development of training programs and curriculum.  These increases were partially offset by reductions in costs resulting from the prior year reimbursement of airfare costs previously paid by our CEO for business travel pursuant to a change in policy approved by the Board of Directors, and bonuses for the income tax consequences resulting from the forgiveness of certain management stock loans.  These costs, which totaled $1.0 million, did not repeat during fiscal 2011.

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

The following table sets forth sales data by these operations for the periods indicated.  For further information regarding our reporting segments and geographic information, refer to Note 17 to our consolidated financial statements as found in Item 8 of this report on Form 10-K (in thousands).

YEAR ENDED AUGUST 31,	2012	Percent change	2011	Percent change	2010

U.S./Canada	$125,183	6	$118,420	20	$98,344
International	42,052	5	40,011	13	35,309
Total	167,235	6	158,431	19	133,653
Corporate and eliminations	3,221	36	2,373	(26)	3,221
Consolidated	$170,456	6	$160,804	17	$136,874

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for the years ended August 31, 2012 and 2011.  The quarterly consolidated financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods.  We utilize a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods during the fiscal year.  Results of any one or more quarters are not necessarily indicative of continuing trends (in thousands, except for per-share amounts).

YEAR ENDED AUGUST 31, 2012 (unaudited)
	November 26	February 25	May 26	August 31
Net sales	$39,540	$38,627	$41,274	$51,015
Gross profit	26,542	24,981	26,144	35,016
Selling, general, and administrative	21,373	20,714	21,448	25,927
Depreciation	834	860	680	768
Amortization	631	626	622	620
Income from operations	3,704	2,781	3,394	7,701
Discount on related party receivable	-	-	-	(1,369)
Income from operations before income taxes	3,074	2,159	2,783	5,732
Net income	1,662	1,162	1,617	3,399

Net income per share:
Basic	$.09	$.07	$.09	$.19
Diluted	.09	.06	.09	.18

YEAR ENDED AUGUST 31, 2011 (unaudited)
	November 27	February 26	May 28	August 31
Net sales	$39,416	$35,478	$40,897	$45,013
Gross profit	25,076	23,111	25,781	29,506
Selling, general, and administrative	19,789	19,915	21,009	24,542
Depreciation	910	788	997	872
Amortization	929	920	916	775
Income from operations	3,448	1,488	2,859	3,317
Income from operations before income taxes	2,741	852	2,195	2,658
Net income	794	305	724	2,984

Net income per share:
Basic	$.05	$.02	$.04	$.17
Diluted	.05	.02	.04	.16

Training sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and certain vacation periods.  Our fourth fiscal quarter generally has higher sales and income from operations than other fiscal quarters primarily due to increased facilitator sales that occur during that quarter.  Quarterly fluctuations may also be affected by other factors including the introduction of new offerings, the addition of new organizational customers, and the elimination of underperforming offerings.

LIQUIDITY AND CAPITAL RESOURCES

Summary

During fiscal 2012 our liquidity position continued to strengthen and was favorably affected by improved income from operations and reduced cash used for investing and financing activities.  At August 31, 2012 we had $11.0 million of cash and cash equivalents compared with $3.0 million at August 31, 2011 and our net working capital (current assets less current liabilities) increased significantly to $27.5 million compared with $16.7 million at August 31, 2011.  Of our $11.0 million in cash and cash equivalents at August 31, 2012, $3.5 million was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider foreign cash a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and proceeds from our available $10.0 million revolving line of credit.  Our primary uses of liquidity include payments for operating activities, capital expenditures, working capital expansion, potential acquisition earn outs, and debt repayment.

On March 13, 2012, we entered into the First Modification Agreement to our previously existing amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The primary purpose of the First Modification Agreement was to extend the maturity date of the Restated Credit Agreement, which originally expired on March 14, 2012.

On June 15, 2012, we entered into the Second Modification Agreement to the Restated Credit Agreement.  The primary purpose of the Second Modification Agreement was to extend the maturity date of the credit facility from March 31, 2013 to March 31, 2015.  We wanted to ensure the availability of our line of credit facility over the next three years so that we can use excess cash to pursue special initiatives, such as the potential repurchase of shares of our common stock, and for other growth opportunities.

The Second Modification Agreement continues to provide a revolving line of credit facility (the Revolving Loan) with a maximum borrowing amount of $10.0 million and with interest continuing at LIBOR plus 2.50 percent.  The other terms and conditions in the Second Modification Agreement are substantially the same as those defined in the Restated Credit Agreement.

The Restated Credit Agreement also provided a term loan (the Term Loan) that allowed us to borrow $5.0 million for general business purposes.  The amount borrowed on the Term Loan is being repaid in 24 equal monthly installments that commenced on October 1, 2011 and will conclude on September 1, 2013.  The interest rate on the Term Loan is LIBOR plus 2.65% per annum.

At August 31, 2012, we had $2.7 million remaining on the Term Loan and a zero balance on our Revolving Loan.  During the majority of fiscal 2012 we did not draw on our available Revolving Loan.  At August 31, 2012, the effective interest rate on the Term Loan was 2.9 percent and the effective interest rate on our Revolving Loan was 2.7 percent.

The Second Modification Agreement requires us to be in compliance with specified financial covenants, including (a) a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization, and rental expense) ratio of less than 3.00 to 1.00; (b) a fixed charge coverage ratio greater than 1.5 to 1.0; and (c) an annual limit on capital expenditures (not including capitalized curriculum development) of $8.0 million.  The previously existing minimum net worth covenant was eliminated.  In the event of noncompliance with the financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the Term Loan and the Revolving Loan.  At August 31, 2012, we believe that we were in compliance with the terms and financial covenants applicable to the Restated Credit Agreement and its subsequent modifications.  We expect to continue to be in compliance with our debt covenants in the foreseeable future.

In addition to our $10.0 million Revolving Loan and Term Loan obligation, we have a long-term lease on our corporate campus that expires in 2025 and is accounted for as a long-term financing obligation.

The following table summarizes our cash flows from operating, investing, and financing activities for the past three years (in thousands):

YEAR ENDED AUGUST 31,	2012	2011	2010
Total cash provided by (used for):
Operating activities	$15,562	$15,643	$7,024
Investing activities	(4,392)	(10,834)	(2,002)
Financing activities	(3,192)	(5,095)	(3,617)
Effect of exchange rates on cash	17	(182)	391
Increase (decrease) in cash and cash equivalents	$7,995	$(468)	$1,796

Cash Flows from Operating Activities

Our cash provided by operating activities remained generally consistent with the prior year and totaled $15.6 million for the fiscal year ended August 31, 2012.  The slight decrease was primarily due to the use of cash to support working capital needs, including a significant increase in accounts receivable resulting from increased sales during August 2012.  The use of cash for working capital needs was partially offset by improved operating results during fiscal 2012 compared with the prior year.  Our primary source of cash from operating activities in fiscal 2012 was the sale of goods and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct training programs, and payments for selling, general, and administrative expenses.

Cash Flows from Investing Activities and Capital Expenditures

Our business is not generally considered capital intensive and we do not own or operate any manufacturing facilities.  Our uses of cash for investing activities include the purchases of computer hardware, software, and other equipment used in the normal course of business, curriculum development, and potential contingent earnout payments resulting from the acquisition of other business entities.  During fiscal 2012 we used $4.4 million of net cash for investing activities.  For the fiscal year ending August 31, 2012, we spent $2.3 million on property and equipment, which primarily consisted of computer hardware purchases, leasehold improvements primarily on office space at our corporate campus that we lease to other entities, and computer software purchases.  During fiscal 2012 we spent $2.1 million on the development of new curriculums, including our new productivity course, The 5 Choices to Extraordinary Productivity, which was launched in the fall of 2011.  We were not required to pay a contingent earnout payment in fiscal 2012 related to the acquisition of CoveyLink, but we may need to pay contingent earnout amounts in future periods based on the results of CoveyLink operations.

During fiscal 2013, we expect to spend approximately $2.2 million on purchases of property and equipment and $3.4 million on curriculum development activities.  However, actual capital spending is based upon a variety of factors and may differ from these estimates.

Cash Flows from Financing Activities

Net cash used for financing activities during the fiscal year ended August 31, 2012 totaled $3.2 million.  Our uses of cash for financing activities primarily consisted of $2.3 million used for payments on our Term Loan obligation, $0.9 million used for principal payments on our financing obligation, and $0.4 million used to purchase shares of our common stock on the open market.  These uses of cash were partially offset by $0.4 million of cash received from participants in the employee stock purchase plan to purchase shares of our common stock.

During the third quarter of fiscal 2012 we announced the approval of a plan to repurchase up to $10.0 million of our common stock.  We intend to use cash in excess of $10.0 million, provided we have no balance outstanding on our Revolving Loan, for the purchases.  During fiscal 2012, we purchased a total of 41,085 shares of our common stock for $0.4 million under this plan.  We anticipate that the purchases of our common stock under this approved plan will increase the use of cash for financing activities in future periods provided that we maintain adequate liquidity to allow for the purchases.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligation and Term Loan, and meet other working capital requirements during fiscal 2013 through current cash balances and future cash flows from operating activities.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available Revolving Loan and other financing alternatives, if necessary, for these expenditures.  We extended the maturity date on our Revolving Loan during fiscal 2012 to March 2015 and expect to renew the Revolving Loan on an annual basis to maintain the three-year availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

Considering the foregoing, we anticipate that our existing capital resources should be adequate to enable us to maintain our operations for at least the upcoming twelve months.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, macroeconomic activity, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors.  Some of the factors that influence our operations are not within our control, such as general economic conditions and the introduction of new curriculums and technology by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of lease payments resulting from the sale of our corporate campus (financing obligation); payments to HP Enterprise Services (HP) for outsourcing services related to information systems, warehousing, and distribution services; minimum operating lease payments primarily for domestic regional and foreign office space; the repayment of our Term Loan obligation, which matures in fiscal 2014; and short-term purchase obligations for inventory items and other products and services used in the ordinary course of business.  Our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Required lease payments on corporate campus	$3,242	$3,307	$3,373	$3,440	$3,509	$29,909	$46,780
Minimum required payments to HP for outsourcing services(1)	2,232	2,232	2,232	1,382	-	-	8,078
Minimum operating lease payments(2)	1,872	1,549	1,405	1,136	225	688	6,875
Term loan(3)	2,539	208	-	-	-	-	2,747
Purchase obligations	4,221	-	-	-	-	-	4,221
Total expected contractual obligation payments	$14,106	$7,296	$7,010	$5,958	$3,734	$30,597	$68,701

(1)
Our obligation for outsourcing services contains an annual escalation based upon changes in the Employment Cost Index, the impact of which was not estimated in the above table.  We are also contractually allowed to collect amounts from FC Organizational Products, the impact of which would reduce the amounts shown in the table above.

(2)
The operating agreement with FC Organizational Products provides for reimbursement of a portion of the warehouse leasing costs, the impact of which would reduce the lease obligations disclosed in the table above.

(3)	Amount includes estimated interest at 2.9 percent, which was the effective rate on the Term Loan at August 31, 2012.

Our contractual obligations presented above exclude unrecognized tax benefits of $4.2 million for which we cannot make a reasonably reliable estimate of the amount and period of payment.  For further information regarding our unrecognized tax benefits, refer to the notes to our consolidated financial statements as presented in Part II, Item 8 of this report on Form 10-K.

Other Items

FC Organizational Products is contractually obligated to pay us for rented warehouse and office space, a portion of the fixed costs for warehousing and distribution facilities, and is primarily liable for leasing costs at its retail stores.  As of August 31, 2012 we remain secondarily liable for $0.3 million of retail store leasing costs, most of which will be paid by February 2013.  In the event that FC Organizational Products is unable to pay these items, our liquidity, cash flows, and operating results may be adversely affected.

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

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned operation.  Licensee companies are unrelated entities that have been granted a license to translate our content and curriculum, adapt the content and curriculum to the local culture, and sell our training seminars and products in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of their sales to clients.  We recognize royalty income each period based upon the sales information reported to us from our licensees.  International royalty revenue is reported as a component of training and consulting service sales in our consolidated income statements.

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

The analysis of our LTIP awards contains uncertainties because we are required to make assumptions and judgments about the eventual number of shares that will vest in each LTIP grant.  The assumptions and judgments that are essential to the analysis include forecasted sales and operating income levels during the LTIP service periods.  The evaluation of LTIP performance awards and the corresponding use of estimated amounts may produce additional volatility in our consolidated financial statements as we record cumulative adjustments to the estimated number of common shares to be awarded under the LTIP grants as described above.

During prior fiscal years we have also granted share-based compensation awards that have a share price, or market based, vesting conditions.  As a result, we used a Monte Carlo simulation to determine the fair value and expected term of these awards.  The Monte Carlo pricing models required the input of subjective assumptions, including items such as the expected term of the options.  If factors change, and we use different assumptions for estimating share-based compensation expense related to future awards, our share-based compensation expense may differ materially from that recorded in the current period.

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at August 31, 2012 would decrease our reported income from operations by approximately $0.1 million.

For further information regarding the calculation of our allowance for doubtful accounts, refer to the notes to our financial statements as presented in Item 8 of this report on Form 10-K.

Related Party Receivable

At August 31, 2012, we had receivables from FC Organizational Products, an entity in which we own 19.5 percent, for reimbursement of certain operating costs, such as warehousing and distribution costs, which are billed to us by third party providers, and for working capital and other advances that we made during fiscal 2012, even though we are not obligated to provide advances to, or fund the losses of FCOP.  We make use of estimates to account for these receivables, including estimates of the collectability of amounts receivable from FCOP in future periods and, based upon revisions to the timing of estimated collections in fiscal 2012, we were required to classify a portion of the receivable from current to long-term at August 31, 2012.  In accordance with applicable accounting guidance, we were required to discount the long-term portion of the receivables to its net present value using an estimated effective borrowing rate for FCOP.

We estimated the effective risk-adjusted borrowing rate to discount the long-term portion of the receivable at 15 percent, which was recorded as a discount on a related party receivable in our fiscal 2012 statement of operations.  Our estimate of the effective borrowing rate required us to estimate a variety of factors, including the availability of debt financing for FCOP, projected borrowing rates for comparable debt, and the timing and realizability of projected cash flows from FCOP.  These estimates were based on information known at the time of the preparation of these financial statements.  A change in the assumptions and factors used, including estimated interest rates, may change the amount of discount taken.  For instance, a one percent increase in the discount rate would have reduced our income before income taxes by $0.1 million in fiscal 2012.

Our assessments regarding the collectability of the FCOP receivable requires us to make assumptions and judgments regarding the financial health of FCOP and are dependent on projected financial information for FCOP in future periods.  Such financial information contains inherent uncertainties, and is subject to factors that are not within our control.  Failure to receive projected cash flows from FCOP in future periods may result in adverse consequences to our liquidity, financial position, and results of operations.

For further information regarding our investment in FCOP, refer to the notes to our financial statements as presented in Item 8 of this report on Form 10-K.

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are reduced to their fair market value through the use of inventory valuation reserves, which are recorded during the normal course of business.  Our inventory valuation calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory valuation methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have an adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory valuation reserves at August 31, 2012 would decrease our reported income from operations by $0.1 million.

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and goodwill balances are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset was generated by the merger with the Covey Leadership Center and has been deemed to have an indefinite life.  This intangible asset is quantitatively tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and international licensee royalties.  Our goodwill at August 31, 2012 was generated by the acquisition of CoveyLink Worldwide, LLC during fiscal 2009 and the subsequent payment of the first two of five possible contingent annual earnout payments as required in the acquisition agreement (due to operating results during the third annual earnout measurement period, no payment was required during fiscal 2012).

Our impairment evaluation calculations for goodwill and the Covey trade name contain uncertainties because they require us to make assumptions and apply judgment in order to qualitatively assess the fair value of these assets, and may require estimated future cash flows, an estimated appropriate royalty rate, and an estimated discount rate that reflects the inherent risk of future cash flows when these assets are evaluated on a quantitative basis.  Our quantitative valuation methodology for the Covey trade name has remained unchanged during the past three years.  However, if forecasts and assumptions used to support the carrying value of our indefinite-lived intangible asset change in future periods, significant impairment charges could result that would have an adverse effect upon our results of operations and financial condition.  The valuation methodologies for both indefinite-lived intangible assets and goodwill are also dependent upon the share price of our common stock and our corresponding market capitalization, which may differ from estimated royalties used in our impairment testing.  Based upon the fiscal 2012 evaluation of the Covey trade name and goodwill, our trade-name related revenues, licensee royalties, and overall sales levels would have to suffer significant reductions before we would be required to impair them.  However, future declines in our share price may trigger additional impairment testing and may result in impairment charges.

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

REGULATORY COMPLIANCE

The Company is registered in states in which we do business that have a sales tax and collects and remits sales or use tax on sales made in these jurisdictions.  Compliance with environmental laws and regulations has not had a material effect on our operations.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by us in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales growth, expected introduction of new or refreshed curriculums, future training and consulting sales activity, renewal of existing contracts, the release and success of new publications, anticipated expenses, the adequacy of existing capital resources, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, the seasonality of future sales, expectations about attracting new tenants to occupy vacant space at our corporate campus, the seasonal fluctuations in cash used for and provided by operating activities, future compliance with the terms and conditions of our Revolving Loan and Term Loan, the ability to borrow on, and renew, our Revolving Loan, expected repayment of our Term Loan in future periods, expectations regarding income tax expenses as well as tax assets and credits and the amount of cash expected to be paid for income taxes, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this annual report on Form 10-K for the fiscal year ended August 31, 2012, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; adverse effects on certain licensee’s performance due to civil unrest in some of the countries where our licensees operate; and other factors which may adversely affect our business.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk of Financial Instruments

We are exposed to financial instrument market risk primarily through fluctuations in foreign currency exchange rates and interest rates.  To manage risks associated with foreign currency exchange and interest rates, we may make limited use of derivative financial instruments.  Derivatives are financial instruments that derive their value from one or more underlying financial instruments.  As a matter of policy, our derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures.  In addition, we do not enter into derivative contracts for trading or speculative purposes, nor are we party to any leveraged derivative instrument.  The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument; and thus are not a measure of exposure to us through our use of derivatives.

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

Foreign Currency Forward Contracts – During the fiscal year ended August 31, 2010 we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies.  Because these contracts did not meet specific hedge accounting requirements, gains and losses on these contracts, which expired on a quarterly basis, were recognized in current operations and were used to offset a portion of the gains or losses of the related accounts.  During fiscal 2010 our losses on these contracts totaled $0.2 million.

We did not have any open derivative instruments outstanding at August 31, 2012.

Interest Rate Sensitivity

At August 31, 2012, our debt obligations consisted primarily of a long-term lease agreement (financing obligation) associated with the sale of our corporate headquarters facility, our Revolving Loan (a variable-rate line of credit arrangement), and a variable rate Term Loan that is payable in monthly installments over 24 months.  During fiscal 2012, we benefitted from extraordinarily low interest rates on our Revolving Loan and Term Loan borrowings.  Our overall interest rate sensitivity is therefore primarily influenced by amounts borrowed on the Revolving Loan and the Term Loan and the prevailing interest rates on these instruments, which may create additional expense if interest rates increase in future periods.  The financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent.  The Term Loan, on which we borrowed $5.0 million, had an effective interest rate of 2.9 percent at August 31, 2012.  Our Revolving Loan had a zero balance at August 31, 2012.  At August 31, 2012 borrowing levels, a one percent increase in the interest rate on our variable-rate credit obligations would have an insignificant impact on our interest expense over the next fiscal year.

During the fiscal years ended August 31, 2012, 2011, and 2010, we were not party to any interest rate swap agreements or similar derivative instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Franklin Covey Co.

We have audited Franklin Covey Co.’s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Franklin Covey Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Franklin Covey Co. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Franklin Covey Co. as of August 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, cash flows, and shareholders’ equity for each of the two years in the period ended August 31, 2012 and our report dated November 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
November 14, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Franklin Covey Co.

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. as of August 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, cash flows, and shareholders’ equity for each of the two years in the period ended August 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Covey Co. at August 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for  each of the two years in the period ended August 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Covey Co.’s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
November 14, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Franklin Covey Co.:

We have audited the accompanying consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows of Franklin Covey Co. and subsidiaries for the year ended August 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Franklin Covey Co. and subsidiaries for the year ended August 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Salt Lake City, Utah
November 12, 2010

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2012	2011
In thousands, except per share data

ASSETS
Current assets:
Cash and cash equivalents	$11,011	$3,016
Accounts receivable, less allowance for doubtful accounts of $851 and $798	38,087	32,412
Receivable from related party	3,588	5,717
Inventories	4,161	4,301
Deferred income tax assets	3,634	3,005
Prepaid expenses and other current assets	3,714	3,605
Total current assets	64,195	52,056

Property and equipment, net	18,496	19,143
Intangible assets, net	59,205	61,703
Goodwill	9,172	9,172
Long-term receivable from related party	3,478	-
Other long-term assets	9,534	9,353
	$164,080	$151,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$992	$857
Current portion of bank note payable	2,500	2,292
Accounts payable	7,758	9,154
Income taxes payable	869	285
Accrued liabilities	24,530	22,813
Total current liabilities	36,649	35,401

Financing obligation, less current portion	28,515	29,507
Bank note payable, less current potion	208	2,708
Other liabilities	1,152	411
Deferred income tax liabilities	7,001	4,084
Total liabilities	73,525	72,111

Commitments and contingencies (Notes 7 and 8)

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	182,534	179,515
Common stock warrants	5,260	5,260
Retained earnings	26,110	18,269
Accumulated other comprehensive income	3,410	3,592
Treasury stock at cost, 9,365 shares and 9,386 shares	(128,112)	(128,673)
Total shareholders’ equity	90,555	79,316
	$164,080	$151,427

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

YEAR ENDED AUGUST 31,	2012	2011	2010
In thousands, except per share amounts
Net sales:
Training and consulting services	$158,779	$150,976	$129,462
Products	8,456	7,455	4,226
Leasing	3,221	2,373	3,186
	170,456	160,804	136,874
Cost of sales:
Training and consulting services	52,161	51,942	43,945
Products	3,839	3,674	2,226
Leasing	1,773	1,714	1,632
	57,773	57,330	47,803
Gross profit	112,683	103,474	89,071

Selling, general, and administrative	89,462	85,255	77,604
Depreciation	3,142	3,567	3,669
Amortization	2,499	3,540	3,760
Income from operations	17,580	11,112	4,038
Interest income	18	21	34
Interest expense	(2,482)	(2,687)	(2,892)
Discount on related party note receivable	(1,369)	-	-
Income from continuing operations before income taxes	13,747	8,446	1,180
Provision for income taxes	(5,906)	(3,639)	(2,484)
Net income (loss) from continuing operations	7,841	4,807	(1,304)
Income from discontinued operations, net of tax (Note 13)	-	-	548
Gain on sale of discontinued operations, net of tax (Note 13)	-	-	238
Net income (loss)	$7,841	$4,807	$(518)

Income (loss) from continuing operations per share:
Basic	$0.44	$0.28	$(0.10)
Diluted	0.43	0.27	(0.10)

Net income (loss) per share:
Basic	$0.44	$0.28	$(0.04)
Diluted	0.43	0.27	(0.04)

Weighted average number of common shares:
Basic	17,772	17,106	13,525
Diluted	18,360	17,547	13,525

COMPREHENSIVE INCOME:
Net income (loss)	$7,841	$4,807	$(518)
Foreign currency translation adjustments	(182)	578	1,053
Comprehensive income	$7,659	$5,385	$535

 See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2012	2011	2010
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,841	$4,807	$(518)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,698	7,107	7,429
Amortization of capitalized curriculum costs	1,816	1,639	2,083
Gain on sale of discontinued operation	-	-	(1,092)
Deferred income taxes	2,708	2,092	2,406
Share-based compensation cost	3,835	2,788	1,099
Loss on disposals of assets	36	101	75
Changes in assets and liabilities, net of effect of acquired business:
Increase in accounts receivable, net	(5,810)	(1,288)	(7,597)
Decrease in inventories	96	382	606
Increase in receivable from related party	(1,349)	(688)	(3,059)
Decrease (increase) in prepaid expenses and other assets	(39)	2,128	(174)
Increase (decrease) in accounts payable and accrued liabilities	(197)	(3,534)	5,060
Increase in income taxes payable/receivable	587	65	699
Increase (decrease) in other long-term liabilities	340	44	7
Net cash provided by operating activities	15,562	15,643	7,024

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,279)	(2,326)	(1,384)
Capitalized curriculum development costs	(2,113)	(3,097)	(712)
Acquisition of business, net of cash acquired	-	(5,411)	(3,256)
Proceeds from sale of discontinued operation	-	-	3,350
Net cash used for investing activities	(4,392)	(10,834)	(2,002)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	8,523	67,462	54,705
Payments on line of credit borrowings	(8,523)	(76,994)	(58,123)
Proceeds from notes payable financing	-	5,000	1,154
Payments on notes payable financing	(2,292)	-	(1,096)
Principal payments on long-term debt and financing obligation	(895)	(673)	(654)
Purchases of common stock for treasury	(440)	(218)	(50)
Proceeds from sales of common stock held in treasury	435	328	288
Proceeds from management stock loan payments	-	-	159
Net cash used for financing activities	(3,192)	(5,095)	(3,617)
Effect of foreign currency exchange rates on cash and cash equivalents	17	(182)	391
Net increase (decrease) in cash and cash equivalents	7,995	(468)	1,796
Cash and cash equivalents at beginning of the year	3,016	3,484	1,688
Cash and cash equivalents at end of the year	$11,011	$3,016	$3,484

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,330	$1,825	$428
Cash paid for interest	2,473	2,702	2,862

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$481	$143	$95

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other
	Common	Common	Additional	Common	Retained	Comprehensive	Treasury	Treasury
	Stock Shares	Stock Amount	Paid-In Capital	Stock Warrants	Earnings	Income	Stock Shares	Stock Amount
In thousands
Balance at August 31, 2009	27,056	$1,353	$183,436	$7,597	$13,980	$1,961	(10,080)	$(139,323)
Issuance of common stock from
treasury			(495)				56	783
Purchase of treasury shares							(5)	(29)
Unvested share award			(850)				61	850
Share-based compensation			1,099
Management stock loan
payments			664				(84)	(505)
Non-qualified deferred
compensation plan activity			(60)				11	39
Cumulative translation
adjustments						1,053
Net loss					(518)

Balance at August 31, 2010	27,056	$1,353	$183,794	$7,597	$13,462	$3,014	(10,041)	$(138,185)
Issuance of common stock from
treasury			(1,276)				117	1,604
Purchase of treasury shares							(21)	(218)
Unvested share award			(526)				37	526
Share-based compensation			2,788
Exercise of common stock
warrants and other warrant
activity			(5,894)	(2,337)			596	8,229
Management stock loan
payments			637				(76)	(637)
Non-qualified deferred
compensation plan activity			(8)				2	8
Cumulative translation
adjustments						578
Net income					4,807

Balance at August 31, 2011	27,056	$1,353	$179,515	$5,260	$18,269	$3,592	(9,386)	$(128,673)
Issuance of common stock from
treasury			(358)				60	800
Purchase of treasury shares							(44)	(440)
Unvested share award			(514)				37	514
Share-based compensation			3,835
Management stock loan
activity			313				(32)	(313)
Repurchase of share-based award			(249)
Cumulative translation
adjustments						(182)
Other			(8)
Net income					7,841
Balance at August 31, 2012	27,056	$1,353	$182,534	$5,260	$26,110	$3,410	(9,365)	$(128,112)

 See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that ended on November 26, 2011, February 25, 2012, and May 26, 2012 during fiscal 2012.  Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

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

Cash and Cash Equivalents

Some of our cash is deposited with financial institutions located throughout the United States of America and at banks in foreign countries where we operate subsidiary offices and at times may exceed insured limits.  We consider all highly liquid debt instruments with a maturity date of three months or less to be cash equivalents.  We did not hold a significant amount of investments that would be considered cash equivalent instruments at August 31, 2012 or 2011.

Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method.  Elements of cost in inventories generally include raw materials, direct labor, and overhead.  Cash flows from the sales of inventory are included in cash flows provided by operating activities in our consolidated statements of cash flows.  Our inventories are comprised primarily of training materials, books, and related accessories, and consisted of the following (in thousands):

AUGUST 31,	2012	2011
Finished goods	$4,028	$4,158
Raw materials	133	143
	$4,161	$4,301

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

Property and Equipment

Property and equipment are recorded at cost.  Depreciation expense, which includes depreciation on our corporate campus that is accounted for as a financing obligation (Note 6), and the amortization of assets recorded under capital lease obligations, is calculated using the straight-line method over the lesser of the expected useful life of the asset or the contracted lease period.  We generally use the following depreciable lives for our major classifications of property and equipment:

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

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and acquired goodwill are not amortized, but rather are tested for impairment on an annual basis or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset (Note 4) has been deemed to have an indefinite life.  This intangible asset is tested for impairment using qualitative factors or the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products.  Based on the fiscal 2012 evaluation of the Covey trade name, we believe the fair value of the Covey trade name substantially exceeds its carrying value and no impairment charges were recorded against the Covey trade name during the fiscal year ended August 31, 2012.

Our reported goodwill resulted from the fiscal 2009 acquisition of CoveyLink Worldwide, LLC and the payment of the first two of five annual potential contingent earnout payments.  Based on our fiscal 2012 evaluation, we believe the fair value of the reporting unit, which was defined as our consolidated operations, substantially exceeded its carrying value and no impairment charges to goodwill were recorded during the fiscal year ended August 31, 2012.

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

During fiscal 2012, we capitalized costs incurred for the development of our new productivity offering, as well as for various other courses.  Capitalized development costs are generally amortized over a five-year life, which is based on numerous factors, including expected cycles of major changes to curriculum.  Capitalized curriculum development costs are reported as a component of other long-term assets in our consolidated balance sheets and totaled $6.7 million and $6.4 million at August 31, 2012 and 2011.  Amortization of capitalized curriculum development costs is reported as a component of cost of sales.

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2012	2011
Accrued compensation	$9,549	$7,854
Unearned revenue	4,780	4,710
Intellectual property royalties	1,907	1,702
Customer credits	1,421	2,341
Other accrued liabilities	6,873	6,206
	$24,530	$22,813

Foreign Currency Translation and Transactions

The functional currencies of our foreign operations are the reported local currencies.  Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars.  The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated using average exchange rates for each month during the fiscal year.  The resulting translation gains or losses were recorded as a component of accumulated other comprehensive income in shareholders’ equity.  Foreign currency transaction gains and losses totaled a loss of $0.1 million, a gain of $14,000, and a loss of $0.5 million for the fiscal years ended August 31, 2012, 2011, and 2010, respectively.

Derivative Instruments

During the normal course of business, we are exposed to risks associated with foreign currency exchange rate and interest rate fluctuations.  Foreign currency exchange rate exposures result from the Company’s operating results, assets, and liabilities that are denominated in currencies other than the United States dollar.  In order to limit our exposure to these elements, we may make limited use of derivative instruments.  Each derivative instrument that is designated as a hedge instrument is recorded on the balance sheet at its fair value.  Changes in the fair value of derivative instruments that qualify for hedge accounting are recorded in accumulated other comprehensive income, which is a component of shareholders’ equity.  Changes in the fair value of derivative instruments that are not designated as hedge instruments are immediately recognized as a component of selling, general, and administrative expense in our consolidated statements of operations.

Sales Taxes

We collect sales tax on qualifying transactions with customers based upon applicable sales tax rates in various jurisdictions.  We account for sales taxes collected using the net method; accordingly, we do not include sales taxes in net sales reported in our consolidated statements of operations.

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

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned operation.  Licensee companies are unrelated entities that have been granted a license to translate our content and curriculum, adapt the content and curriculum to the local culture, and sell our training seminars and products in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of their sales to clients.  We recognize royalty income each period based upon the sales information reported to us from our licensees.  Licensee royalty revenues are included as a component of training sales and totaled $11.8 million, $10.6 million, and $9.2 million for the fiscal years ended August 31, 2012, 2011, and 2010.

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

Advertising Costs

Costs for newspaper, television, radio, and other advertising are expensed as incurred or recognized over the period of expected benefit for direct response and catalog advertising.  Direct response advertising costs, which consist primarily of printing and mailing costs for seminar mailers, are charged to expense over the period of projected benefit, which ranges from three to 12 months.  Advertising costs included in selling, general, and administrative expenses totaled $5.3 million, $3.1 million, and $3.3 million for the fiscal years ended August 31, 2012, 2011, and 2010.  Our direct response advertising costs reported in other current assets totaled $0.2 million at August 31, 2012 and 2011.

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

Comprehensive Income

Comprehensive income includes changes to equity accounts that were not the result of transactions with shareholders.  Comprehensive income is comprised of net income or loss and other comprehensive income and loss items.  Our other comprehensive income and losses generally consist of changes in the cumulative foreign currency translation adjustment, net of tax.

2.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in the existing accounts receivable balance.  We determine the allowance for doubtful accounts based upon historical write-off experience and current economic conditions, and we review the adequacy of the allowance for doubtful accounts on a regular basis.  Receivable balances past due over 90 days, which exceed a specified dollar amount, are reviewed individually for collectibility.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We do not have any off-balance sheet credit exposure related to our customers nor do we generally require collateral or other security agreements from our customers.

Activity in our allowance for doubtful accounts was comprised of the following for the periods indicated (in thousands):

YEAR ENDED
AUGUST 31,	2012	2011	2010
Beginning balance	$798	$718	$879
Charged to costs and expenses	224	188	402
Deductions	(171)	(108)	(563)
Ending balance	$851	$798	$718

Deductions on the foregoing table represent the write-off of amounts deemed uncollectible during the fiscal year.  During fiscal 2012, our recoveries of previously written off accounts totaled approximately $72,000 and was included in amounts charged to costs and expenses in the above table.  Recoveries of amounts previously written off were insignificant in fiscal 2011 and fiscal 2010.

3.	PROPERTY AND EQUIPMENT

Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2012	2011
Land and improvements	$1,312	$1,312
Buildings	31,556	31,556
Machinery and equipment	2,295	2,184
Computer hardware and software	19,792	18,747
Furniture, fixtures, and leasehold
improvements	11,635	11,408
	66,590	65,207
Less accumulated depreciation	(48,094)	(46,064)
	$18,496	$19,143

4.	INTANGIBLE ASSETS AND GOODWILL

Our intangible assets were comprised of the following (in thousands):

	Gross Carrying	Accumulated	Net Carrying
AUGUST 31, 2012	Amount	Amortization	Amount
Definite-lived intangible assets:
License rights	$27,000	$(13,041)	$13,959
Acquired curriculum	58,284	(36,052)	22,232
Customer lists	15,111	(15,097)	14
Trade names	377	(377)	-
	100,772	(64,567)	36,205
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$123,772	$(64,567)	$59,205

AUGUST 31, 2011
Definite-lived intangible assets:
License rights	$27,000	$(12,103)	$14,897
Acquired curriculum	58,285	(34,524)	23,761
Customer lists	15,111	(15,066)	45
Trade names	377	(377)	-
	100,773	(62,070)	38,703
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$123,773	$(62,070)	$61,703

Our intangible assets are amortized over the estimated useful life of the asset.  The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of definite-lived intangible assets at August 31, 2012 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Amortization Period

License rights	14 years	30 years
Curriculum	2 to 14 years	26 years
Customer lists	Less than one year	14 years

During fiscal 2009 we acquired the assets of CoveyLink Worldwide, LLC (CoveyLink).  The previous owners of CoveyLink, which includes a son of a former member of our Board of Directors, are also entitled to earn annual contingent payments based upon earnings growth over the next five years.  During the fiscal years ended August 31, 2011 and 2010, we paid $5.4 million and $3.3 million, respectively, in cash to the former owners of CoveyLink for the first two contingent payments.  There was no payment required in fiscal 2012 for the third contingent payment.  These contingent payments were classified as goodwill on our consolidated balance sheets.  Our consolidated goodwill changed as follows during fiscal 2012 and 2011 (in thousands):

Balance at August 31, 2010	$3,761
Contingent earnout payment from
CoveyLink acquisition	5,411
Impairments	-
Balance at August 31, 2011	$9,172
Contingent earnout payment from
CoveyLink acquisition	-
Impairments	-
Balance at August 31, 2012	$9,172

Our aggregate amortization expense from definite-lived intangible assets totaled $2.5 million, $3.5 million, and $3.8 million, for fiscal years 2012, 2011, and 2010.  Amortization expense for our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING
AUGUST 31,
2013	$2,471
2014	2,446
2015	2,443
2016	2,443
2017	2,443

5.	LINE OF CREDIT AND NOTES PAYABLE

During fiscal 2011, we entered into an amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The Restated Credit Agreement provides a revolving line of credit facility (the Revolving Line of Credit) with a maximum borrowing amount of $10.0 million and a term loan (the Term Loan) with maximum available borrowing of up to $5.0 million.  Both credit facilities may be used for general business purposes.

Revolving Line of Credit

On March 13, 2012, we entered into the First Modification Agreement to the existing Restated Credit Agreement.  The primary purpose of the First Modification Agreement was to extend the maturity date of the Restated Credit Agreement, which originally expired on March 14, 2012.  The First Modification Agreement extended the maturity date of the Restated Credit Agreement to March 31, 2013.

During the fourth quarter of fiscal 2012, we entered into the Second Modification Agreement to the Restated Credit Agreement.  The primary purpose of the Second Modification Agreement was to extend the maturity date of the Restated Credit Agreement from March 31, 2013 to March 31, 2015.  We entered into the Second Modification Agreement to ensure the availability of our line of credit facility over the next three years so that we may use our excess cash to pursue special initiatives, such as the potential repurchase of shares of our common stock, and for other growth opportunities.  The key terms and conditions of the Second Modification Agreement remain substantially the same as the Restated Credit Agreement.

The key terms and conditions of the Revolving Line of Credit under the Second Modification Agreement are as follows:

•	Available Credit – The Revolving Line of Credit has a maximum borrowing amount of $10.0 million, which remains unchanged from the Restated Credit Agreement.

•	Maturity Date – The maturity date of the Revolving Line of Credit is March 31, 2015.

•	Interest Rate – The effective interest rate continues to be LIBOR plus 2.50 percent per annum. However, the unused credit fee on the facility increased slightly from .25 percent to .33 percent.

•
Financial Covenants – The Revolving Line of Credit requires us to be in compliance with specified financial covenants, including (a) a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization, and rental expense) ratio of less than 3.00 to 1.00; (b) a fixed charge coverage ratio greater than 1.5 to 1.0; and (c) an annual limit on capital expenditures (not including capitalized curriculum development) of $8.0 million.  The previously existing minimum net worth covenant was eliminated.

In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the Revolving Line of Credit and the Term Loan.  At August 31, 2012, we believe that we were in compliance with the terms and covenants applicable to the Second Modification Agreement.  The effective interest rate on our Revolving Line of Credit was 2.7 percent at August 31, 2012 and August 31, 2011.

In connection with the Restated Credit Agreement, we entered into a promissory note, a security agreement, repayment guaranty agreements, and a pledge and security agreement.  These agreements pledge substantially all of our assets located in the United States to the lender as collateral for borrowings under the Restated Credit Agreement and subsequent amendments.  We had no outstanding borrowings on the line of credit facility at August 31, 2012 or August 31, 2011.

Term Loan Payable

We borrowed $5.0 million on the term loan payable that is being repaid in 24 equal monthly installments, beginning on October 1, 2011 and concluding on September 1, 2013.  The effective interest rate on the term loan is LIBOR plus 2.65 percent per annum and was 2.9 percent at August 31, 2012 and August 31, 2011.

6.	FINANCING OBLIGATION

The financing obligation on our corporate campus was comprised of the following (in thousands):

AUGUST 31,	2012	2011
Financing obligation payable in
monthly installments of $269 at
August 31, 2012, including
principal and interest, with two
percent annual increases
(imputed interest at 7.7%),
through June 2025	$29,507	$30,364
Less current portion	(992)	(857)
Total financing obligation,
less current portion	$28,515	$29,507

Future principal maturities of our financing obligation were as follows at August 31, 2012 (in thousands):

YEAR ENDING
AUGUST 31,
2013	$992
2014	1,139
2015	1,298
2016	1,473
2017	1,662
Thereafter	22,943
$29,507

In connection with the sale and leaseback of our corporate headquarters facility located in Salt Lake City, Utah, we entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group.  The 20-year master lease agreement also contains six five-year renewal options that will allow us to maintain our operations at the current location for up to 50 years.  Although the corporate headquarters facility was sold and the Company has no legal ownership of the property, we were prohibited from recording the transaction as a sale since we have subleased a significant portion of the property that was sold.  Accordingly, we accounted for the sale as a financing transaction, which required us to continue reporting the corporate headquarters facility as an asset and to record a financing obligation for the sale price.  Our remaining future minimum payments under the financing obligation in the initial 20-year lease term are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2013	$3,242
2014	3,307
2015	3,373
2016	3,440
2017	3,509
Thereafter	29,909
Total future minimum financing
obligation payments	46,780
Less interest	(18,585)
Present value of future minimum
financing obligation payments	$28,195

The $1.3 million difference between the carrying value of the financing obligation and the present value of the future minimum financing obligation payments represents the carrying value of the land sold in the financing transaction, which is not depreciated.  At the conclusion of the master lease agreement, the remaining financing obligation and carrying value of the land will be written off of our financial statements.

7.	OPERATING LEASES

Lease Expense

In the normal course of business, we lease office space and warehouse and distribution facilities under non-cancelable operating lease agreements.  We rent office space, primarily for international and domestic regional sales administration offices, in commercial office complexes that are conducive to sales and administrative operations.  We also rent warehousing and distribution facilities that are designed to provide secure storage and efficient distribution of our training products and accessories.  These operating lease agreements generally contain renewal options that may be exercised at our discretion after the completion of the base rental term.  In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.  At August 31, 2012, we had operating leases that have remaining terms ranging from approximately one year to approximately nine years.  Following the sale of our consumer solutions business unit (CSBU) assets, FC Organizational Products is contractually obligated to pay to us a portion of our minimum rental payments on certain warehouse and distribution facilities that they are using, although we are still responsible for the gross required minimum lease payments.  The following table summarizes our future minimum lease payments under operating lease agreements and the lease amounts receivable from FC Organizational Products at August 31, 2012 (in thousands):

	Required	Receivable	Net Required
	Minimum	from FC	Minimum
YEAR ENDING	Lease	Organizational	Lease
AUGUST 31,	Payments	Products	Payments
2013	$1,872	$(529)	$1,343
2014	1,549	(584)	965
2015	1,405	(632)	773
2016	1,136	(535)	601
2017	225	-	225
Thereafter	688	-	688
	$6,875	$(2,280)	$4,595

We recognize lease expense on a straight-line basis over the life of the lease agreement.  Contingent rent expense is recognized as it is incurred and was insignificant for the periods presented.  Total rent expense recorded in selling, general, and administrative expense from operating lease agreements was $2.2 million, $2.7 million, and $3.0 million for the fiscal years ended August 31, 2012, 2011, and 2010.

Lease Income

We have subleased a significant portion of our corporate headquarters campus located in Salt Lake City, Utah to multiple, unrelated tenants as well as to FC Organizational Products.  We recognize sublease income on a straight-line basis over the life of the sublease agreement.  The cost basis of the office space available for lease was $33.9 million, which had a carrying value of $12.8 million at August 31, 2012.  The following future minimum lease payments due to us from our sublease agreements at August 31, 2012 include lease income of approximately $0.8 million per year from FC Organizational Products.  All lease income disclosed after fiscal 2017 is from FC Organizational Products (in thousands):

YEAR ENDING
AUGUST 31,
2013	$3,999
2014	2,443
2015	2,288
2016	1,815
2017	969
Thereafter	6,479
$17,993

Sublease revenue totaled $3.2 million, $2.4 million, and $3.2 million during the fiscal years ended August 31, 2012, 2011, and 2010.

8.	COMMITMENTS AND CONTINGENCIES

Information Systems and Warehouse Outsourcing Contract

We have an outsourcing contract with HP Enterprise Services (HP) to provide information technology system support and product warehousing and distribution services.  During late fiscal 2011, we entered into an agreement with HP to modify the minimum required warehouse charges.  Under the terms of this agreement, we moved our primary warehouse to an HP distribution facility in Des Moines, Iowa and HP agreed to list the vacated warehouse space in Salt Lake City, Utah for lease.  As the warehouse space in Salt Lake City is leased, HP will proportionally reduce our minimum warehouse charge.  If the warehouse becomes more than 75 percent leased, the warehouse minimum is contractually reduced to approximately

$0.2 million per year from approximately $2.9 million per year.  At August 31, 2012, the Salt Lake City warehouse was approximately 70 percent leased to unrelated parties and our warehouse minimum charge has been reduced accordingly.  FC Organizational Products is contractually obligated to pay us a portion of our minimum fixed warehouse charges.  The table below has been adjusted to reflect current warehouse minimum payments as well as amounts that we will bill to FC Organizational Products, although we are still responsible for the gross minimum fixed charges.  If the current tenants are unable to continue in the warehouse, our required minimum payments may return to higher levels in future periods.  The warehouse and distribution fixed charge contains an annual escalation clause based upon changes in the Employment Cost Index.

The following schedule summarizes our estimated minimum information systems support and fixed warehouse and distribution charges, without the effect of estimated escalation charges, to HP for services over the remaining life of the outsourcing contract, and the amounts receivable from FC Organizational Products (in thousands):

	Estimated	Receivable
	Gross	from FC	Estimated Net
YEAR ENDING	Minimum and	Organizational	Minimum and
AUGUST 31,	Fixed Charges	Products	Fixed Charges
2013	$2,232	$(61)	$2,171
2014	2,232	(61)	2,171
2015	2,232	(61)	2,171
2016	1,382	(51)	1,331
Thereafter	-	-	-
	$8,078	$(234)	$7,844

Our actual payments to HP include a variable charge for certain warehousing and distribution activities and may fluctuate in future periods based upon actual sales and activity levels.

During fiscal years 2012, 2011, and 2010, we expensed $5.0 million, $6.6 million, and $6.2 million for services provided under the terms of the HP outsourcing contract.  The total amount expensed each year under the HP contract includes freight charges, which are billed to the Company based upon activity.  Freight charges included in our total HP costs totaled $1.8 million, $1.6 million, and $1.5 million during the years ended August 31, 2012, 2011, and 2010.

The outsourcing contracts contain early termination provisions that we may exercise under certain conditions.  However, in order to exercise the early termination provisions, we would have to pay specified penalties to HP depending upon the circumstances of the contract termination.

Purchase Commitments

During the normal course of business, we issue purchase orders to various external vendors for products and services.  At August 31, 2012, we had open purchase commitments totaling $4.2 million for products and services to be delivered primarily in fiscal 2013.  Other purchase commitments for materials, supplies, and other items incidental to the ordinary conduct of business were immaterial, both individually and in aggregate, to the Company’s operations at August 31, 2012.

Legal Matters and Loss Contingencies

On April 20, 2010, Moore Wallace North America, Inc. doing business as TOPS filed a complaint against FC Organizational Products, LLC (FCOP) in the Circuit Court of Cook County, Illinois, for breach of contract.  The complaint also named us as a defendant and alleged that we should be liable for FCOP’s debts under the doctrine of alter ego or fraudulent transfer.  On December 23, 2011, Moore Wallace

North America, Inc., FCOP, and the Company entered into a settlement agreement and mutual release.  Under the terms of this agreement, FCOP paid Moore Wallace North America, Inc. a specified sum to settle the complaint and reimbursed us for legal fees incurred in defense of the allegations.

During fiscal 2012, a former software vendor performed a license review and claimed that we were under licensed for certain software products in prior years.  After reviewing the claims from the vendor, we determined that the amounts claimed were not consistent with our previously existing software licensing agreement.  We are actively disputing these claims and believe that a settlement is reasonably possible.  However, at August 31, 2012 we believe that the amount of such settlement would be immaterial to our consolidated financial statements.

We are also the subject of certain other legal actions, which we consider routine to our business activities.  At August 31, 2012, we believe that, after consultation with legal counsel, any potential liability to us under these other actions will not materially affect our financial position, liquidity, or results of operations.

FC Organizational Products Store Leases

According to the terms of the agreements associated with the sale of our CSBU assets that closed in the fourth quarter of fiscal 2008, we assigned the benefits and obligations relating to the leases of most of our retail stores to FC Organizational Products.  However, we remain secondarily liable to fulfill the obligations contained in the lease agreements, including making lease payments, if FCOP is unable to fulfill its obligations pursuant to the terms of the lease agreements.  At August 31, 2012, the retail store minimum lease payments for which we remain secondarily liable totaled $0.3 million.  Any default by FCOP in its lease payment obligations could provide us with certain remedies against FCOP.  If FCOP is unable to satisfy the obligations contained in the lease agreements and we are unable to obtain adequate remedies, our results of operations and cash flows may be adversely affected.

9.	SHAREHOLDERS’ EQUITY

Preferred Stock

We have 14.0 million shares of preferred stock authorized for issuance.  However, at August 31, 2012, no shares of preferred stock were issued or outstanding.

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

Subsequent to August 31, 2012, Knowledge Capital exercised its warrant with respect to 1,000,000 shares on a net settlement basis.  Accordingly, we issued 340,877 shares of our common stock to Knowledge Capital from treasury under the terms of the foregoing agreement.

Treasury Stock

During the third quarter of fiscal 2012, our Board of Directors approved a plan to purchase up to $10.0 million of the Company’s outstanding common stock.  We intend to use available cash in excess of $10.0 million to make the purchases and all previously existing common stock repurchase plans were canceled.  Common stock purchases under this approved plan are made at our discretion based on prevailing market prices and are subject to customary regulatory requirements and considerations.  We do not have a timetable for the purchase of these common shares, and the authorization by the Board of Directors does not have an expiration date.  We have purchased a total of 41,085 shares of our common stock for $0.4 million through August 31, 2012.

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

During the fourth quarter of fiscal 2012 we acquired 31,063 shares of our common stock from management stock loan participants who declared bankruptcy.  These shares were released to us by the bankruptcy court and were valued at the closing price of the Company’s common stock on the date received into treasury by our transfer agent.

The inability of the Company to collect all, or a portion, of the management stock loans could have an adverse impact upon our financial position and cash flows compared to full collection of the loans.

11.	FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The book value of our financial instruments at August 31, 2012 and 2011 approximated their fair values.  The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions.  Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2012 or 2011, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.  The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes:

Cash, Cash Equivalents, and Accounts Receivable – The carrying amounts of cash, cash equivalents, and accounts receivable approximate their fair values due to the liquidity and short-term maturity of these instruments.

Other Assets – Our other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt Obligations – At August 31, 2012, our debt obligations consisted of a variable-rate line of credit and a variable term loan with a one-year remaining maturity.  The interest rate on these obligations is variable and is adjusted to reflect current market interest rates that would be available to us for a similar instrument.  In addition, the Revolving Line of Credit agreement is renewed on an annual basis and the terms are reflective of current market conditions.  As a result, the carrying value of the obligations on the Revolving Line of Credit and Term Loan approximate their fair value.

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

During the fiscal year ended August 31, 2010 we utilized foreign currency forward contracts to manage the volatility of certain intercompany financing transactions and other transactions that are denominated in foreign currencies.  Because these contracts did not meet specific hedge accounting requirements, gains and losses on these contracts, which expired on a quarterly basis, were recognized in selling, general, and administrative expense, and were used to offset a portion of the gains or losses of the related accounts.  We recognized losses totaling $0.2 million from these contracts during fiscal 2010.

Interest Rate Risk Management – Due to the limited nature of our current interest rate risk, we do not make regular use of interest rate derivatives, and we were not a party to any interest rate derivative instruments during the fiscal years ended August 31, 2012, 2011, or 2010.

12.  SHARE-BASED COMPENSATION PLANS

Overview

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant performance awards, unvested share awards, stock options, and employee stock purchase plan (ESPP) shares.  In addition, our Board of Directors and shareholders may, from time to time, approve fully vested share awards.  Our share-based compensation plans are overseen and approved by the Organization and Compensation Committee of the Board of Directors (the Compensation Committee).  At August 31, 2012, our stock option incentive plan, which permits the granting of performance awards, unvested stock awards to non-employee members of the Board of Directors and employees, and incentive stock options had approximately 770,000 shares available for granting. Our 2004 ESPP had approximately 615,000 shares remaining for purchase by plan participants as of August 31, 2012.  The total cost of our share-based compensation plans for the fiscal years ended August 31, 2012, 2011, and 2010 were as follows (in thousands):

YEAR ENDED
AUGUST 31,	2012	2011	2010
Performance awards	$3,188	$827	$327
Unvested share awards	340	411	458
Stock options	168	820	261
Compensation cost of the ESPP	77	61	53
Fully vested share awards	62	669	-
	$3,835	$2,788	$1,099

The compensation cost of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying consolidated statements of operations, and no share-based compensation was capitalized during fiscal years 2012, 2011, or 2010.  We issue shares of common stock for our share-based compensation plans from shares held in treasury.  The following is a description of our share-based compensation plans.

Performance Awards

Common Stock Price Performance Award – On July 15, 2011, the Compensation Committee approved a share-based compensation plan that will allow certain members of our management team to receive shares of the Company’s common stock if the price of our common stock averages specified levels over a five-day period.  If the price of our common stock achieves the specified levels within three years of the grant date, 100 percent of the awarded shares will vest.  If the price of our common stock reaches the specified levels between three and five years from the grant date, only 50 percent of the performance shares will vest.  No shares will vest to participants if the specified price targets are met after five years from the grant date.  We believe that this award program will increase shareholder value as shares will only be awarded to participants if the Company’s share price significantly increases over a relatively short period of time.

This award was designed to grant approximately one-half of the total award shares in fiscal 2011, approximately one-fourth of the award shares in fiscal 2012, and the remaining approximate one-fourth are expected to be granted in fiscal 2013.  We granted performance awards for 177,616 shares in fiscal 2012 and 294,158 shares in fiscal 2011 under this award.

Since this performance award has market-based vesting conditions, the fair value and expected term of the grants under this award were determined using Monte Carlo simulation valuation models.  The following assumptions were made in estimating the fair values of the grants made under this market-based performance award:

Model Input	Fiscal 2012 Grant	Fiscal 2011 Grant
Grant date share price per share	$9.55	$11.34
Volatility	54.6%	49.83%
Dividend yield	0.0%	0.0%
Risk-free rate	0.62%	1.48%
Grant date	July 19, 2012	July 15, 2011

The fair value of the fiscal 2012 performance award was determined to be $1.2 million, which is being amortized over 1.4 years.  The fair value of the fiscal 2011 award was $2.6 million, which was amortized over 0.9 years (fully amortized in fiscal 2012).  At August 31, 2012, there was $1.0 million of unrecognized compensation cost associated with the fiscal 2012 grant.

Fiscal 2012 Executive Award - During the first quarter of fiscal 2012, the Compensation Committee granted a new performance based equity award for the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and the Chief People Officer (CPO).  A total of 106,101 shares may be issued to the participants based on six individual vesting conditions that are divided into two performance measures, Adjusted EBITDA and Productivity Practice sales.  Three tranches of 24,757 shares will immediately vest to the participants when consolidated trailing four-quarter Adjusted EBITDA totals $26.0 million, $33.0 million, and $40.0 million.  Another three tranches of 10,610 shares will immediately vest when trailing four-quarter Productivity Practice sales total $20.5 million, $23.5 million, and $26.5 million.  These performance awards have a maximum life of six years.  Compensation expense is recognized as we determine that it is probable that the shares will vest.  Adjustments to compensation expense to reflect the number of shares expected to be awarded will be made on a cumulative basis at the date of the adjustment.  As of August 31, 2012, the Company met the first Adjusted EBITDA goal and the first tranche of 24,757 shares vested to the participants.  The first tranche of the Productivity Practice sales component of the award is not expected to vest until mid-fiscal 2013.

Fiscal 2011 Executive Award – During the fourth quarter of fiscal 2011, the Compensation Committee approved a share-based award for three members of our executive team for strong financial performance during the fiscal year.  The target award totaled 72,134 shares of which 24,045 shares were approved and granted as performance awards (the remaining shares were issued as fully vested awards—refer to the discussion below).  For these shares to vest to the participants, the Company was required to achieve a certain level of earnings, which occurred at August 31, 2011, and the participants were required to complete a one-year service condition that started once the earnings condition was met.  The compensation cost of this award totaled $0.3 million, which was recognized over 1.2 years.  During the fourth quarter of fiscal 2012, the Compensation Committee allowed the participants in this award to receive cash rather than the shares which would have been awarded at the completion of the service period.  This transaction was treated as a repurchase of the original equity award and participants received a cash award equal to the number shares that were to be issued multiplied by our closing common stock price on August 31, 2012, which was less than the share price on the grant date.

Fiscal 2010 Long-Term Incentive Plan Award – Our shareholders have approved a performance based long-term incentive plan (the LTIP) that provides for grants of share-based performance awards to certain managerial personnel and executive management as directed by the Compensation Committee.  The number of common shares that eventually vest and are issued to LTIP participants is variable and is based entirely upon the achievement of specified financial performance objectives during a defined performance period.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the number of shares expected to be issued based upon actual and estimated financial results of the Company compared to the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the estimated probable number of common shares to be issued.

During fiscal 2010, the Compensation Committee approved the fiscal 2010 LTIP award, which includes the following key terms:

•	Adjusted Target Number of Shares Expected to Vest at August 31, 2012 – 182,385 shares
•	Vesting Dates – August 31, 2012, February 28, 2013, and August 31, 2013
•	Grant Date Fair Value of Common Stock – $5.28 per share

The fiscal 2010 LTIP has a four-year performance period, but has three vesting dates if certain financial measures are achieved during the performance period.  Therefore, we record compensation expense based on the estimated number of shares expected to be issued at each of the vesting dates.  Based on financial performance for the three-year period ending August 31, 2012, it was determined that plan participants were entitled to receive 94.7% of the target shares, or 172,737 shares, at the first vesting date.  Based on projected financial results through the second and third vesting dates, we currently expect to award approximately 40,000 additional shares over the remainder of the fiscal 2010 LTIP award.  The cumulative adjustment to the fiscal 2010 LTIP award at August 31, 2012 was immaterial to our financial statements.

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

Information related to our stock option activity during the fiscal year ended August 31, 2012 is presented below:

Weighted
		Weighted	Average
		Avg. Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic Value
	Stock Options	Share	Life (Years)	(thousands)
Outstanding at August 31, 2011	675,000	$11.25
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at August 31, 2012	675,000	$11.25	7.8	$287

Options vested and exercisable at
August 31, 2012	-	$-	-	$-

Our stock options awarded in fiscal 2011 and fiscal 2010 each have a contractual life of 10 years and are divided into four equal tranches with exercise prices of $9.00 per share, $10.00 per share, $12.00 per share, and $14.00 per share.  The options vest upon resolution of the management common stock loan program, subject to Board of Director approval of the resolution, which was determined to be a market vesting condition based upon our common stock price.  Accordingly, the fair value of these stock options was determined using a Monte Carlo simulation with an embedded Black-Scholes valuation model.  The following assumptions were used to estimate the stated fair value of the stock options awarded during the fiscal years ended August 31, 2011 and 2010 (fair value of the options is stated in thousands):

Model Input	Fiscal 2011 Stock Options	Fiscal 2010 Stock Options
Grant date share price per share	$8.43	$5.28
Volatility	59.02%	51.47%
Dividend yield	0.0%	0.0%
Risk-free rate	0.7%	1.57%

Fair value of award	$756	$493
Estimated time to vest (years)	0.9	1.8

At August 31, 2012, there was no remaining unrecognized compensation expense related to our stock options.  The following additional information applies to our stock options outstanding at August 31, 2012:

		Weighted
	Number	Average		Options
	Outstanding	Remaining	Weighted	Exercisable at	Weighted
	at August 31,	Contractual	Average	August 31,	Average
Exercise Prices	2012	Life (Years)	Exercise Price	2012	Exercise Price
$9.00	168,750	7.8	$9.00	-	$-
$10.00	168,750	7.8	$10.00	-	-
$12.00	168,750	7.8	$12.00	-	-
$14.00	168,750	7.8	$14.00	-	-
	675,000			-

Stock options exercised during fiscal 2011 were settled using the net share method by issuing 4,061 shares of our common stock and we therefore did not receive any proceeds from this transaction.  No stock options were exercised during fiscal 2012 or fiscal 2010.  The intrinsic value of stock options exercised was $36,750 for the fiscal year ended August 31, 2011.  No stock options vested during the fiscal years ended August 31, 2012, 2011, or 2010.

Unvested Stock Awards

The fair value of our unvested stock awards is calculated by multiplying the number of shares awarded by the closing market price of our common stock on the date of the grant.  The corresponding compensation cost of unvested stock awards is amortized to selling, general, and administrative expense on a straight-line basis over the vesting period of the award.  The following is a description of our unvested stock awards granted to non-employee members of our Board of Directors.

The annual Board of Director unvested stock award, which is administered under the terms of the Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan, is designed to provide our non-employee directors, who are not eligible to participate in our employee stock incentive plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  Each eligible director is entitled to receive a whole-share grant equal to $50,000 with a one-year vesting period, which is generally granted in January (following the Annual Shareholders’ Meeting) of each year.  Shares granted under the terms of this annual award are ineligible to be voted or participate in any common stock dividends until they are vested.

Under the terms of this award, we issued 37,975 shares, 37,960 shares, and 61,064 shares of our common stock to eligible members of the Board of Directors during the fiscal years ended August 31, 2012, 2011, and 2010.  The fair value of the shares awarded to the directors was approximately $0.3 million for each fiscal year as calculated on the grant date of the award.  The corresponding compensation cost is being recognized over the vesting period of the awards, which is one year.  The cost of the common stock issued from treasury for these awards was $0.5 million, $0.6 million, and $0.9 million in fiscal years 2012, 2011, and 2010.

The following information applies to our unvested stock awards for the fiscal year ended August 31, 2012:

		Weighted-
		Average Grant-
		Date Fair
	Number of	Value Per
	Shares	Share
Unvested stock awards at
August 31, 2011	37,960	$8.43
Granted	37,975	9.39
Forfeited	-	-
Vested	(37,960)	8.43
Unvested stock awards at
August 31, 2012	37,975	$9.39

A fiscal 2011 award for 24,045 shares that was previously included in the unvested share award table was subsequently determined to be a performance award.  Therefore, discussion of these shares is included in the performance awards section above.  There was no impact on the compensation expense recognized for this award.  At August 31, 2012, there was $0.1 million of unrecognized compensation cost related to unvested stock awards, which is expected to be recognized over the weighted-average vesting period of approximately three months.  The total recognized tax benefit from unvested stock awards totaled $0.1 million, $0.1 million, and $0.2 million for the fiscal years ended August 31, 2012, 2011, and 2010, respectively.  The intrinsic value of our unvested stock awards at August 31, 2012 was $0.4 million.

Fully Vested Stock Awards

During fiscal 2011, the Compensation Committee approved two fully vested share awards.  The fair value of these fully vested share awards is calculated by multiplying the number of shares awarded by the closing price of the Company’s common share price on the date of grant.

Executive Leadership Award – During fiscal 2011, the Compensation Committee approved a share-based award for three members of our executive team for strong financial performance during the fiscal year.  The target award totaled 72,134 shares of which 48,049 shares were approved and granted as fully vested shares (the remaining shares were issued as unvested awards—refer to the discussion above).  The resulting share-based compensation expense of $0.5 million was recorded on the date of grant.

Client Partner and Consultant Award – During fiscal 2011 we implemented a new fully vested share-based award program that is designed to reward client partners and consultants for exceptional performance.  The program grants 2,000 shares of common stock to each client partner or consultant who has sold over $20.0 million in cumulative sales or delivered over 1,500 hours of consulting during their career.  For the year ended August 31, 2012, three individuals qualified for the award and 6,000 shares of our common stock were awarded to these individuals.  In fiscal 2011, eight individuals qualified for the award and 16,000 shares in total were subsequently issued to these individuals.  Accordingly, we expensed $0.1 million of share-based compensation cost for these awards during the fiscal years ended August 31, 2012 and August 31, 2011.  We anticipate that only a limited number of client partners or consultants may qualify for this award in future years.  Due to the immateriality of expected awards in future periods, we did not record an obligation for future awards at August 31, 2012 or August 31, 2011.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each quarter.  A total of 55,423 shares, 49,962 shares, and 56,475 shares were issued to ESPP participants during the fiscal years ended August 31, 2012, 2011, and 2010, which had a corresponding cost basis of $0.8 million, $0.7 million, and $0.8 million, respectively.  The Company received cash proceeds from the ESPP participants totaling $0.4 million in fiscal 2012 and $0.3 million in each of the fiscal years 2011 and 2010.

13.  SALE OF JAPAN PRODUCT SALES OPERATION

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

We determined that the operating results of the Japan product sales component qualify for discontinued operations presentation and we have presented the operating results of the Japan product sales component as discontinued operations for all periods presented in this report.  The income recognized from discontinued operations was comprised of the following in fiscal 2010 (in thousands):

AUGUST 31,	2010
Sales	$5,097
Gross profit	2,230
Income before income taxes	988
Income tax provision	(440)
Income from discontinued
operations, net of tax	548

14.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code.  These plans provide retirement benefits for employees meeting minimum age and service requirements.  Qualified participants may contribute up to 75 percent of their gross wages, subject to certain limitations.  These plans also provide for matching contributions to the participants that are paid by the Company.  The matching contributions, which were expensed as incurred, totaled $1.2 million, $1.2 million, and $0.9 million during the fiscal years ended August 31, 2012, 2011, and 2010.  We do not sponsor or participate in any defined benefit pension plans.

Deferred Compensation Plan

We have a non-qualified deferred compensation (NQDC) plan that provided certain key officers and employees the ability to defer a portion of their compensation until a later date.  Deferred compensation amounts used to pay benefits were held in a “rabbi trust,” which invested in insurance contracts, various mutual funds, and shares of our common stock as directed by the plan participants.  However, due to legal changes resulting from the American Jobs Creation Act of 2004, we determined to cease compensation deferrals to the NQDC plan after December 31, 2004.  Following the cessation of deferrals to the NQDC plan, the number of participants remaining in the plan declined steadily, and our Board of Directors decided to partially terminate the NQDC plan.  Following this decision, all of the plan’s assets were liquidated, the plan’s liabilities were paid, and the only remaining items in the NQDC plan are shares of our common stock owned by the remaining plan participants.  At August 31, 2012 and 2011, the cost basis of the shares of our common stock held by the rabbi trust was $0.4 million.

15.	INCOME TAXES

The provision (benefit) for income taxes from continuing operations consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2012	2011	2010
Current:
Federal	$-	$-	$(454)
State	228	204	16
Foreign	2,553	1,643	1,555
	2,781	1,847	1,117

Deferred:
Federal	1,311	(430)	1,254
State	(3)	(149)	(43)
Foreign	(269)	45	(488)
Benefit of foreign tax credit
carryforward	(2,677)	(3,788)	-
Utilization of net loss carryforwards	4,763	6,012	468
Provision resulting from the allocation
of certain tax items directly to
contributed capital	-	102	176
	3,125	1,792	1,367
	$5,906	$3,639	$2,484

The allocation of total income tax provision (benefit) is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2012	2011	2010
Continuing operations	$5,906	$3,639	$2,484
Other comprehensive income	(73)	310	(229)
Discontinued operations	-	-	440
Gain on sale of discontinued	-
operations	-	-	854
	$5,833	$3,949	$3,549

Income from continuing operations before income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2012	2011	2010
United States	$11,006	$7,438	$1,127
Foreign	2,741	1,008	53
	$13,747	$8,446	$1,180

The differences between income taxes at the statutory federal income tax rate and income taxes from continuing operations reported in our consolidated statements of operations were as follows:

YEAR ENDED AUGUST 31,	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	2.7	3.7	1.2
Foreign jurisdictions tax differential	1.8	0.3	(4.2)
Tax differential on income subject to both U.S. and foreign taxes	(3.4)	(5.7)	140.6
Uncertain tax positions	3.2	3.7	(21.2)
Tax on management stock loan interest	2.2	3.6	25.9
Non-deductible executive compensation	1.4	1.3	26.8
Non-deductible meals and entertainment	0.9	1.5	7.4
Other	(0.8)	(0.3)	(0.9)
	43.0%	43.1%	210.6%

We paid significant amounts of withholding tax on foreign royalties during fiscal years 2012, 2011, and 2010.  We also recognized taxable income on repatriated earnings from foreign income that are taxed in both foreign and domestic jurisdictions.  During fiscal 2012 and fiscal 2011, we concluded that domestic foreign tax credits will be available to offset our foreign withholding taxes and U.S. taxes on foreign dividends for those years.  However, for fiscal 2010 we concluded that no domestic foreign tax credits were available to offset the foreign withholding taxes and the U.S. taxes on foreign dividends.

We accrue taxable interest income on outstanding management common stock loans (Note 10).  Consistent with the accounting treatment for these loans, we are not recognizing interest income for book purposes, thus resulting in a permanent book versus tax difference.

The significant components of our deferred tax assets and liabilities were comprised of the following (in thousands):

YEAR ENDED
AUGUST 31,	2012	2011
Deferred income tax assets:
Sale and financing of corporate
headquarters	$10,953	$11,171
Foreign income tax credit
carryforward	6,205	5,946
Deferred compensation	2,296	1,003
Bonus and other accruals	1,399	1,403
Unearned revenue	1,188	784
Inventory and bad debt reserves	746	639
Net operating loss carryforward	289	4,128
Alternative minimum tax carryforward	392	393
Investment in FC Organizational
Products	275	1,466
Sales returns and contingencies	253	248
Impairment of FC Organizational
Products note receivable	-	1,653
Impairment of investment in Franklin
Covey Coaching, LLC	-	46
Other	163	151
Total deferred income tax assets	24,159	29,031
Less: valuation allowance	-	(2,159)
Net deferred income tax assets	24,159	26,872

Deferred income tax liabilities:
Intangibles step-ups – indefinite lived	(8,667)	(8,597)
Intangibles step-ups – definite lived	(8,371)	(8,866)
Property and equipment depreciation	(4,822)	(5,430)
Intangible asset impairment and
amortization	(4,919)	(4,319)
Unremitted earnings of foreign
subsidiaries	(582)	(609)
Other	(142)	(114)
Total deferred income tax liabilities	(27,503)	(27,935)
Net deferred income taxes	$(3,344)	$(1,063)

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

YEAR ENDED
AUGUST 31,	2012	2011
Current assets	$3,634	$3,005
Long-term assets	23	16
Long-term liabilities	(7,001)	(4,084)
Net deferred income tax liability	$(3,344)	$(1,063)

Federal net operating losses of $33.3 million and $21.2 million were generated in fiscal 2003 and 2004, respectively, all of which have been utilized.

In fiscal 2009, a federal net operating loss of $9.7 million was generated.  During fiscal 2012, a total of $6.5 million of the fiscal 2009 loss carryforward was utilized, leaving a remaining loss carryforward from fiscal 2009 of $3.2 million, which expires on August 31, 2029.  The total loss carryforward of $3.2 million includes $1.6 million of deductions applicable to additional paid-in capital that will be credited once the loss carryforward amounts are utilized.

We also have state net operating loss carryforwards generated in various state jurisdictions that expire primarily between August 31, 2013 and August 31, 2029.

Our U.S. foreign income tax credit carryforward of $2.2 million that was generated during fiscal 2002 expired on August 31, 2012.  Our U.S. foreign income tax credit carryforwards generated in fiscal 2012 and fiscal 2011 of $2.7 million and $3.5 million expire on August 31, 2022 and 2021, respectively.

Valuation Allowance on Deferred Tax Assets

The foreign tax credit of $2.2 million that was generated in fiscal 2002 expired in fiscal 2012.  Accordingly, the corresponding valuation allowance of $2.2 million previously recorded against the foreign tax credit was reversed in fiscal 2012, leaving no remaining valuation allowance against any of our deferred income tax assets at August 31, 2012.  We have determined that projected future taxable income is adequate to allow for realization of all domestic deferred tax assets.  We considered sources of taxable income, including future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and reasonable, practical tax-planning strategies to generate additional taxable income.  Based on the factors described above, we concluded that realization of all our domestic deferred tax assets is more likely than not at August 31, 2012.

The table below presents the pre-tax book income, significant book versus tax differences, and taxable income for the years ended August 31, 2012, 2011, and 2010 (in thousands).

YEAR ENDED
AUGUST 31,	2012	2011	2010
Domestic pre-tax book income	$11,006	$7,438	$1,745
Share-based compensation	3,405	1,700	359
Actual and deemed foreign dividends	2,484	5,409	2,502
Property and equipment depreciation
and dispositions	1,664	1,766	1,482
Unearned revenue	1,057	37	1,534
Interest on management common
stock loans	870	376	313
Disallowed executive compensation	549	537	755
Changes in accrued liabilities	88	1,091	(724)
Impairment of note receivable from
FC Organizational Products	(4,667)	390	315
Taxable losses from FC Organizational
Products	(2,916)	(748)	(3,073)
Amortization/write-off of intangible
assets	(92)	(1,274)	(617)
Deduction for foreign income taxes	-	-	(1,272)
Sale of corporate headquarters campus	(822)	(683)	(585)
Other book versus tax differences	(30)	281	232
	$12,596	$16,320	$2,966

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2012	2011	2010
Beginning balance	$3,703	$3,940	$4,225
Additions based on tax positions
related to the current year	297	6	46
Additions for tax positions in
prior years	327	384	173
Reductions for tax positions of prior
years resulting from the lapse of
applicable statute of limitations	-	-	(425)
Other reductions for tax positions of
prior years	(115)	(627)	(79)
Ending balance	$4,212	$3,703	$3,940

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.1 million and $2.8 million at August 31, 2012 and 2011.  Included in the ending balance of gross unrecognized tax benefits is $3.2 million related to individual states’ net operating loss carryforwards.  Interest and penalties related to uncertain tax positions are recognized as components of income tax expense.  The net accruals and reversals of interest and penalties increased income tax expense by $0.1 million in fiscal 2012, increased income tax expense by an insignificant amount in fiscal 2011, and decreased income tax expense by $0.1 million in fiscal 2010.  The balance of interest and penalties included on our consolidated balance sheets at August 31, 2012 and 2011 was $0.2 million and $0.1 million, respectively.  We expect an increase of $0.3 million in our unrecognized tax benefits over the next twelve months, primarily related to the utilization of individual states’ net operating loss carryforwards.

We file United States federal income tax returns as well as income tax returns in various states and foreign jurisdictions.  The tax years that remain subject to examinations for our major tax jurisdictions are shown below.  Additionally, any net operating losses that were generated in prior years and utilized in these years may be subject to examination.

2005-2012	Canada
2006-2012	Australia
2007-2012	Japan, United Kingdom
2008-2012	United States – state and local income tax
2009-2012	United States – federal income tax

16.	EARNINGS PER SHARE

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

YEAR ENDED
AUGUST 31,	2012	2011	2010
Numerator for basic and
diluted earnings per share:
Income (loss) from continuing
operations	$7,841	$4,807	$(1,304)
Income from discontinued
operations, net of tax	-	-	548
Gain on sale of discontinued
operations, net of tax	-	-	238
Net income (loss)	$7,841	$4,807	$(518)

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding(1)	17,772	17,106	13,525
Effect of dilutive securities:
Stock options and other
share-based awards	71	42	-
Common stock warrants(2)	517	399	-
Diluted weighted average shares
outstanding	18,360	17,547	13,525

EPS Calculations:
Income (loss) from continuing
operations per share:
Basic	$0.44	$0.28	$(0.10)
Diluted	0.43	0.27	(0.10)

Income from discontinued
operations, net of tax, per share:
Basic and diluted	-	-	0.04

Gain on sale of discontinued
operations, net of tax, per share:
Basic and diluted	-	-	0.02

Net income (loss) per share:
Basic	0.44	0.28	(0.04)
Diluted	0.43	0.27	(0.04)

(1)
Since we recognized net income for the fiscal years ended August 31, 2012 and August 31, 2011, basic weighted average shares for those periods includes 3.3 million shares of common stock held by management stock loan participants that were placed in escrow.  These shares were excluded from basic weighted-average shares for the fiscal year ended August 31, 2010.

(2)	For the fiscal year ended August 31, 2010, the conversion of 6.2 million common stock warrants is not assumed because such conversion would be anti-dilutive.

At August 31, 2012, 2011, and 2010, we had 0.7 million, 0.7 million, and 0.5 million stock options outstanding (Note 12) that were not included in the calculation of diluted weighted average shares outstanding for those periods because the options’ exercise prices were greater than the average market price of our common stock or the options were otherwise unexerciseable.  We also have 4.3 million common stock warrants outstanding at August 31, 2012 that have an exercise price of $8.00 per share (Note 9).  These warrants, which expire in March 2013, and unexercisable stock options described above will have a more pronounced dilutive impact on our EPS calculation in future periods if the market price of our common stock increases.

Subsequent to August 31, 2012, Knowledge Capital exercised its warrant with respect to 1,000,000 shares on a net settlement basis.  Accordingly, we issued 340,877 shares of our common stock to Knowledge Capital from treasury under the terms of the foregoing agreement.  These shares will increase our weighted average outstanding shares in future periods.

17.	SEGMENT INFORMATION

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

The Company’s chief operating decision maker is the CEO, and the primary measurement tool used in business unit performance analysis is adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA), which may not be calculated as similarly titled amounts calculated by other companies.  For segment reporting purposes, our consolidated Adjusted EBITDA can be calculated as our income or loss from operations excluding share-based compensation, severance, depreciation expense, amortization expense, and certain other charges.

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  During the fourth quarter of fiscal 2010, we sold the products division of our wholly owned subsidiary in Japan (Note 13).  We determined that the operating results of the Japan products division should be presented as discontinued operations and we have excluded the operating results of this discontinued operation from the following table.  All prior period segment information has been revised to conform to the most recent classifications and organizational changes.  We account for our segment information on the same basis as the accompanying consolidated financial statements.

ENTERPRISE INFORMATION

	Sales to
Fiscal Year Ended	External		Adjusted			Segment	Capital
August 31, 2012	Customers	Gross Profit	EBITDA	Depreciation	Amortization	Assets	Expenditures

U.S./Canada	$125,183	$78,618	$15,144	$1,436	$2,483	$74,387	$3,934
International	42,052	32,616	16,874	365	16	12,436	289
Total	167,235	111,234	32,018	1,801	2,499	86,823	4,223
Corporate and eliminations	3,221	1,449	(4,962)	1,341	-	77,257	507
Consolidated	$170,456	$112,683	$27,056	$3,142	$2,499	$164,080	$4,730

Fiscal Year Ended
August 31, 2011

U.S./Canada	$118,420	$71,782	$12,947	$1,722	$3,525	$76,152	$4,020
International	40,011	31,037	15,068	436	15	10,902	938
Total	158,431	102,819	28,015	2,158	3,540	87,054	4,958
Corporate and eliminations	2,373	655	(6,858)	1,409	-	64,373	507
Consolidated	$160,804	$103,474	$21,157	$3,567	$3,540	$151,427	$5,465

Fiscal Year Ended
August 31, 2010

U.S./Canada	$98,344	$60,367	$7,956	$1,825	$3,746	$74,527	$1,966
International	35,309	27,148	10,456	352	14	13,205	86
Total	133,653	87,515	18,412	2,177	3,760	87,732	2,052
Corporate and eliminations	3,221	1,556	(3,972)	1,492	-	61,273	60
Consolidated	$136,874	$89,071	$14,440	$3,669	$3,760	$149,005	$2,112

Capital expenditures in the U.S./Canada segment include $2.1 million, $3.1 million, and $0.7 million of spending on capitalized curriculum during the fiscal years ended August 31, 2012, 2011 and 2010.

A reconciliation of enterprise Adjusted EBITDA to consolidated income from continuing operations before taxes is provided below (in thousands):

YEAR ENDED
AUGUST 31,	2012	2011	2010
Enterprise Adjusted EBITDA	$32,018	$28,015	$18,412
Corporate expenses	(4,962)	(6,858)	(3,972)
Consolidated Adjusted EBITDA	27,056	21,157	14,440
Share-based compensation	(3,835)	(2,788)	(1,099)
Severance costs	-	(150)	(920)
Other	-	-	(954)
Depreciation	(3,142)	(3,567)	(3,669)
Amortization	(2,499)	(3,540)	(3,760)
Consolidated income from
operations	17,580	11,112	4,038
Interest income	18	21	34
Interest expense	(2,482)	(2,687)	(2,892)
Discount on related party receivable	(1,369)	-	-
Income from continuing operations
before income taxes	$13,747	$8,446	$1,180

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

Corporate assets, such as cash, accounts receivable, and other assets are not generally allocated for business analysis purposes.  However, inventories, intangible assets, goodwill, identifiable fixed assets, and certain other assets are allocated for analysis purposes.  A reconciliation of enterprise assets to consolidated assets is as follows (in thousands):

AUGUST 31,	2012	2011	2010
Reportable unit assets	$86,823	$87,054	$87,732
Corporate assets	77,323	64,421	61,323
Intercompany accounts receivable	(66)	(48)	(50)
	$164,080	$151,427	$149,005

Enterprise-Wide Information

Our revenues are derived primarily from the United States.  However, we also operate wholly-owned offices or contract with licensees to provide products and services in various countries throughout the world.  Our consolidated revenues from continuing operations were derived from the following countries (in thousands):

YEAR ENDED
AUGUST 31,	2012	2011	2010
United States	$121,328	$115,709	$97,286
Japan	19,440	17,263	13,935
Canada	8,574	7,080	6,157
United Kingdom	5,341	5,143	5,751
Australia	3,992	5,058	4,545
China/Singapore	2,512	2,185	1,900
Mexico/Central America	913	837	590
Indonesia	705	610	461
Thailand	693	729	505
Denmark/Scandanavia	660	725	568
Korea	607	861	1,028
India	576	515	422
Brazil	509	567	460
Malaysia	458	429	362
Others	4,148	3,093	2,904
	$170,456	$160,804	$136,874

During fiscal 2011, we recognized $16.8 million in sales from our contracts with a division of the United States federal government, which was more than ten percent of our consolidated revenues for the year.  In fiscal years 2012 and 2010, there were no customers that accounted for more than ten percent of our consolidated revenues.  At August 31, 2012 and 2011 we had $7.6 million and $6.9 million receivable from these government contracts that were included in our consolidated accounts receivable.

At August 31, 2012, we had sales offices in Australia, Japan, and the United Kingdom.  Our long-lived assets were held in the following locations for the periods indicated (in thousands):

AUGUST 31,	2012	2011	2010
United States/Canada	$98,211	$97,455	$96,512
Japan	1,359	1,690	1,962
United Kingdom	199	100	145
Australia	116	126	108
	$99,885	$99,371	$98,727

Inter-segment sales were immaterial and were eliminated in consolidation.

18.	RELATED PARTY TRANSACTIONS

CoveyLink Acquisition

Effective December 31, 2008, we acquired the assets of CoveyLink Worldwide, LLC (CoveyLink).  CoveyLink conducts seminars and training courses and provides consulting based upon the book The Speed of Trust by Stephen M.R. Covey, who is the son of our former Vice Chairman of the Board of Directors and the brother of one of our officers.

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

During the fiscal years ended August 31, 2011 and August 31, 2010, we paid $5.4 million and $3.3 million in cash to the former owners of CoveyLink for the first two of five potential annual contingent payments.  The annual contingent payments are based on earnings growth over the specified earnings period and were classified as goodwill in our consolidated balance sheets.  Based on the earnings of CoveyLink during the third earnout period, we did not make a contingent earnout payment in fiscal 2012.

Prior to the acquisition date, CoveyLink had granted a non-exclusive license to the Company related to The Speed of Trust book and related training courses for which we paid CoveyLink specified royalties.  As part of the CoveyLink acquisition, an amended and restated license of intellectual property was signed that granted us an exclusive, perpetual, worldwide, transferable, royalty-bearing license to use, reproduce, display, distribute, sell, prepare derivative works of, and perform the licensed material in any format or medium and through any market or distribution channel.  We are required to pay Stephen M.R. Covey royalties for the use of certain intellectual property developed by him.  The amount expensed for these royalties totaled $1.2 million, $1.1 million, and $1.1 million during the fiscal years ended August 31, 2012, 2011, and 2010, respectively.  As part of the acquisition of CoveyLink, we signed an amended license agreement as well as a speaker services agreement.  Based on the provisions of the speakers’ services agreement, we pay the son of the former Vice-Chairman a portion of the speaking revenues received for his presentations.  We expensed $0.9 million, $1.0 million, and $0.8 million for payment from these presentations during fiscal years 2012, 2011 and 2010.  We had $0.1 million and $0.3 million accrued for these speaking fees at August 31, 2012 and 2011, which were included in accrued liabilities in our consolidated balance sheets.

FC Organizational Products

During the fourth quarter of fiscal 2008, we joined with Peterson Partners to create a new company, FC Organizational Products, LLC (FCOP).  This new company purchased substantially all of the assets of our consumer solutions business unit with the objective of expanding the worldwide sales of FCOP as governed by a comprehensive license agreement between us and FCOP.  On the date of the sale closing, we invested approximately $1.8 million to purchase a 19.5 percent voting interest in FCOP, and made a $1.0 million priority capital contribution with a 10 percent return.  At the time of the transaction, we determined that FCOP was not a variable interest entity.

As a result of FCOP’s structure as a limited liability company with separate owner capital accounts, we determined that our investment in FCOP is more than minor and that we are required to account for our investment in FCOP using the equity method of accounting.  Historically, we have recorded our share of FCOP’s profit and loss based upon specified allocations as defined in the associated operating agreement.  However, we have not recorded our share of FCOP’s losses in the accompanying consolidated statements of operations because we have impaired and written off investment balances, as defined within the applicable accounting guidance, in previous periods in excess of our share of FCOP’s losses through August 31, 2012.

Based on changes to FCOP’s debt agreements and certain other factors in fiscal 2012, we reconsidered whether FCOP was a variable interest entity as defined under ASC 810, and determined that FCOP was a variable interest entity.  Although the changes to the debt agreements did not modify the governing documents of FCOP, the changes were substantial enough to raise doubts regarding the sufficiency of FCOP’s equity investment at risk.  We further determined that we are not the primary beneficiary of FCOP because we do not have the ability to direct the activities that most significantly impact FCOP’s economic performance, which primarily consist of the day-to-day sale of planning products and related accessories, and we do not have obligation to absorb losses or the right to receive benefits from FCOP that could potentially be significant.  Our voting rights and management board representation approximate our ownership interest and we are unable to exercise control through voting interests or through other means.

Our primary exposures related to FCOP at August 31, 2012 are from amounts owed to us by FCOP.  We receive reimbursement from FCOP for certain operating costs, such as warehousing and distribution costs, which are billed to us by third party providers.  The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.

Due to the settlement of litigation during fiscal 2012 (Note 8), the amount of cash we received from FCOP was reduced from previous forecasts and our receivable balance from FCOP increased during fiscal 2012.  In addition, while we are not contractually obligated by the governing documents to fund the losses or make advances to FCOP, we have provided working capital and other advances to FCOP during fiscal 2012.  We believe that our extension of credit to FCOP will allow them the opportunity to improve operational results and repay amounts owed to us, including amounts that were previously written off.  In the fourth quarter of fiscal 2012, we received revised information from FCOP regarding scheduled repayments to us and we reclassified a portion of the FCOP receivable to long-term assets and recorded a discount charge of $1.4 million to reduce the long-term receivable to its estimated present value at August 31, 2012.  We discounted the long-term portion of the receivable at 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP at August 31, 2012.  This rate was based on a variety factors including, but not limited to, current market interest rates for various qualities of comparable debt, discussions with FCOP’s lenders, and an evaluation of the realizability of FCOP’s future cash flows.  Based on improved operating results at FCOP during calendar 2012 and their forecasted cash flows in future periods, we believe that we will collect amounts receivable from FCOP and the discount will be recovered as interest income in future periods.  However, the failure of FCOP to pay us for these receivables may have an adverse impact on our liquidity, financial position, and cash flows in future periods.

At August 31, 2012 and 2011, we had $7.1 million and $5.7 million receivable from FCOP, which have been classified in current assets and long-term assets in our consolidated balance sheets based on expected payment dates.  We also owed FCOP $0.1 million and $1.2 million at August 31, 2012 and 2011 for items purchased in the ordinary course of business.  These liabilities were classified in accounts payable in the accompanying consolidated balance sheets.

Other Related Party Transactions

We paid the former Vice-Chairman of the Board of Directors a percentage of the proceeds received for seminars that he presented.  However, the former Vice-Chairman retired from speaking engagements in late fiscal 2011 and did not deliver any speeches during fiscal 2012.  During fiscal 2011, we expensed charges totaling $0.9 million.  We also paid the former Vice-Chairman a percentage of the royalty proceeds received from the sale of certain books that were authored by him.  During fiscal 2012, 2011, and 2010, we expensed $0.8 million, $0.3 million, and approximately $50,000 for royalties to the former Vice-Chairman under these agreements.  At August 31, 2012 and 2011, we had accrued $1.4 million and $1.7 million for payment to the estate of the former Vice-Chairman under the forgoing agreements.  These amounts were included as a component of accrued liabilities in our consolidated balance sheets.

We pay a son of the former Vice-Chairman of the Board of Directors, who is also an officer of the Company, a percentage of the royalty proceeds received from the sales of certain books authored by him.  During the fiscal years ended August 31, 2012, 2011, and 2010, we expensed $0.2 million, $0.1 million, and $0.2 million for these royalties and had $0.1 million accrued at August 31, 2012 and 2011 as payable under the terms of these arrangements.  These amounts are included in accrued liabilities in our consolidated balance sheets.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended August 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

There was no information to be disclosed in a current Report on Form 8-K during fourth quarter of fiscal 2012 that was not previously reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is incorporated by reference to the sections entitled “Nominees for Election to the Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Board of Director Meetings and Committees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 25, 2013.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 25, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	[a]		[b]	[c]
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders(1)(4)	1,466	(2)	11.25	1,385	(3)

(1)	Excludes 37,975 shares of unvested (restricted) stock awards and stock units that are subject to forfeiture.

(2)
Amount includes 791,371 performance share awards that are expected to be awarded under the terms of Board of Director approved long-term incentive plans.  In some of the performance-based plans, the number of shares eventually awarded to participants is variable and based upon the achievement of specified financial performance goals related to cumulative operating income.  The weighted average exercise price of outstanding options, warrants, and rights does not include the impact of performance awards.  For further information on our share-based compensation plans, refer to the notes to our financial statements as presented in Item 8 of this report.

(3)
Amount is based upon the number of performance-based plan shares expected to be awarded at August 31, 2012 and may change in future periods based upon the achievement of specified goals and revisions to estimates.

(4)	At August 31, 2012, we had approximately 615,000 shares authorized for purchase by participants in our Employee Stock Purchase Plan.

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 25, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 25, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 25, 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         List of documents filed as part of this report:

1.
Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2012, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2012 and 2011

Consolidated Statements of Operations and Statements of Comprehensive Income for the fiscal years ended August 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2012, 2011, and 2010

Consolidated Statements of Shareholders’ Equity for the fiscal years ended August 31, 2012, 2011, and 2010

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

3.	Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
2.1	Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(11)
2.2	Amendment to Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(12)
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(4)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey (Appendix C)	(7)
3.3	Amended and Restated Bylaws of Franklin Covey Co.	(19)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)

4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(3)
4.3	Registration Rights Agreement, dated June 2, 1999	(3)
4.4	Restated Shareholders Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)
4.5	Restated Registration Rights Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)
10.1*	Amended and Restated 2004 Employee Stock Purchase Plan	(10)
10.2*	Forms of Nonstatutory Stock Options	(1)
10.3	Warrant, dated March 8, 2005, to purchase 5,913,402 shares of Common Stock issued by the Company to Knowledge Capital Investment Group	(4)
10.4	Form of Warrant to purchase shares of Common Stock to be issued by the Company to holders of Series A Preferred Stock other than Knowledge Capital Investment Group	(4)
10.5	Master Lease Agreement between Franklin SaltLake LLC (Landlord) and Franklin Development Corporation (Tenant)	(5)
10.6	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(5)
10.7	Redemption Extension Voting Agreement between Franklin Covey Co. and Knowledge Capital Investment Group, dated October 20, 2005	(6)
10.8	Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated April 1, 2001	(8)
10.9	Additional Services Addendum No. 1 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(8)
10.10	Amendment No. 2 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(8)
10.11	Amendment No. 6 to the Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services L.L.C. dated April 1, 2006	(9)
10.12	Master License Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(13)
10.13	Supply Agreement between Franklin Covey Products, LLC and Franklin Covey Product Sales, Inc.	(13)
10.14	Master Shared Services Agreement between The Franklin Covey Products Companies and the Shared Services Companies	(13)

10.15	Amended and Restated Operating Agreement of Franklin Covey Products, LLC	(13)
10.16	Sublease Agreement between Franklin Development Corporation and Franklin Covey Products, LLC	(13)
10.17	Sub-Sublease Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(13)
10.18	General Services Agreement between Franklin Covey Co. and Electronic Data Systems (EDS) dated October 27, 2008	(14)
10.19	Asset Purchase Agreement by and Among Covey/Link LLC, CoveyLink Worldwide LLC, Franklin Covey Co., and Franklin Covey Client Sales, Inc. dated December 31, 2008	(15)
10.20	Amended and Restated License of Intellectual Property by and Among Franklin Covey Co. and Covey/Link LLC, dated December 31, 2008	(15)
10.21*	Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan	(16)
10.22	Amended and Restated Credit Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 14, 2011	(17)
10.23	Amended and Restated Security Agreement by and among Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011	(17)
10.24	Amended and Restated Repayment Guaranty by and among Franklin Development Corporation, Franklin Covey Travel Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011	(17)
10.25	Amended and Restated Secured Promissory Note between Franklin Covey Co. and JPMorgan Chase Bank, N.A. for $10.0 million revolving loan, dated March 14, 2011	(17)
10.26	Amended and Restated Secured Promissory Note between Franklin Covey Co. and JPMorgan Chase Bank, N.A. for $5.0 million term loan, dated March 14, 2011	(17)
10.27	Agreement dated July 26, 2011, between Franklin Covey Co., and Knowledge Capital Investment Group	(18)
10.28	First Modification Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 13, 2012	(20)
10.29	Consent and Agreement of Guarantor by and among Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc. and JPMorgan Chase Bank, N.A., dated March 13, 2012	(20)
10.30	Second Modification Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated June 15, 2012	(21)
10.31	Consent and Agreement of Guarantor by and among Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc. and JPMorgan Chase Bank, N.A., dated June 15, 2012	(21)

10.32*	Form of Change in Control Severance Agreement	(22)
21	Subsidiaries of the Registrant		éé
23.1	Consent of Independent Registered Public Accounting Firm		éé
23.2	Consent of Independent Registered Public Accounting Firm		éé
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		éé
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer		éé
32	Section 1350 Certifications		éé
101.INS	XBRL Instance Document		éé
101.SCH	XBRL Taxonomy Extension Schema		éé
101.CAL	XBRL Taxonomy Extension Calculation Linkbase		éé
101.DEF	XBRL Taxonomy Extension Definition Linkbase		éé
101.LAB	XBRL Taxonomy Extension Label Linkbase		éé
101.PRE	XBRL Extension Presentation Linkbase		éé

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.
(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.
(3)	Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 14, 1999). Registration No. 005-43123.
(4)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.**
(5)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 27, 2005.**
(6)	Incorporated by reference to Report on Form 8-K filed with the Commission on October 24, 2005.**
(7)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 12, 2005.**
(8)	Incorporated by reference to Report on Form 10-Q filed July 10, 2001, for the quarter ended May 26, 2001.**
(9)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 5, 2006.**
(10)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on February 1, 2005.**
(11)	Incorporated by reference to Report on Form 8-K/A filed with the Commission on May 29, 2008.**
(12)	Incorporated by reference to Report on Form 10-Q filed July 10, 2008, for the Quarter ended May 31, 2008.**
(13)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 11, 2008.**
(14)	Incorporated by reference to Report on Form 10-K filed with the Commission on November 14, 2008.**
(15)	Incorporated by reference to Report on Form 10-Q filed with the Commission on April 9, 2009.**
(16)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 15, 2010.**
(17)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 17, 2011.**
(18)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 28, 2011.**
(19)	Incorporated by reference to Report on Form 8-K filed with the Commission on February 1, 2012.**
(20)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 15, 2012.**
(21)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 19, 2012.**
(22)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2012.**

éé  Filed herewith and attached to this report.
*       Indicates a management contract or compensatory plan or agreement.
**     Registration No. 001-11107.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2012.

FRANKLIN COVEY CO.

By:	/s/ Robert A. Whitman
Robert A. Whitman Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert A. Whitman	Chairman of the Board and Chief Executive Officer	November 14, 2012
Robert A. Whitman
/s/ Stephen D. Young	Chief Financial Officer	November 14, 2012
Stephen D. Young
/s/ Clayton M. Christensen	Director	November 14, 2012
Clayton M. Christensen
/s/ Robert H. Daines	Director	November 14, 2012
Robert H. Daines
/s/ Michael Fung	Director	November 14, 2012
Michael Fung
/s/ E.J. “Jake” Garn	Director	November 14, 2012
E.J. “Jake” Garn
/s/ Dennis G. Heiner	Director	November 14, 2012
Dennis G. Heiner
/s/ Donald J. McNamara	Director	November 14, 2012
Donald J. McNamara
/s/ Joel C. Peterson	Director	November 14, 2012
Joel C. Peterson
/s/ E. Kay Stepp	Director	November 14, 2012
E. Kay Stepp