Form 10-Q
period 2012-12-01
FRANKLIN COVEY CO
filed 2013-01-10
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2012

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

18,209,039 shares of Common Stock as of December 31, 2012

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 1,	August 31,
	2012	2012
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,278	$11,011
Accounts receivable, less allowance for doubtful accounts of $667 and $851	35,465	38,087
Receivable from related party	3,852	3,588
Inventories	3,688	4,161
Deferred income tax assets	3,601	3,634
Prepaid expenses and other current assets	4,166	3,714
Total current assets	58,050	64,195

Property and equipment, net	18,275	18,496
Intangible assets, net	58,582	59,205
Goodwill	9,172	9,172
Long-term receivable from related party	3,724	3,478
Other long-term assets	9,592	9,534
	$157,395	$164,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$1,027	$992
Current portion of bank note payable	2,083	2,500
Accounts payable	6,518	7,758
Income taxes payable	597	869
Accrued liabilities	17,705	24,530
Total current liabilities	27,930	36,649

Financing obligation, less current portion	28,241	28,515
Bank note payable, less current potion	-	208
Other liabilities	1,652	1,152
Deferred income tax liabilities	6,944	7,001
Total liabilities	64,767	73,525

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	176,642	182,534
Common stock warrants	4,035	5,260
Retained earnings	29,007	26,110
Accumulated other comprehensive income	3,152	3,410
Treasury stock at cost, 8,906 shares and 9,365 shares	(121,561)	(128,112)
Total shareholders’ equity	92,628	90,555
	$157,395	$164,080

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Quarter Ended
	December 1,	November 26,
	2012	2011
	(unaudited)
Net sales:
Training and consulting services	$41,063	$36,382
Products	1,943	2,463
Leasing	1,055	695
	44,061	39,540
Cost of sales:
Training and consulting services	13,589	11,859
Products	425	735
Leasing	488	404
	14,502	12,998
Gross profit	29,559	26,542

Selling, general, and administrative	22,943	21,373
Depreciation	702	834
Amortization	622	631
Income from operations	5,292	3,704

Interest income	137	3
Interest expense	(589)	(633)
Discount on related party receivable	(147)	-
Income before income taxes	4,693	3,074
Provision for income taxes	(1,796)	(1,412)
Net income	$2,897	$1,662

Net income per share:
Basic	$0.16	$0.09
Diluted	0.15	0.09

Weighted average number of common shares:
Basic	18,161	17,733
Diluted	19,275	17,998

COMPREHENSIVE INCOME
Net income	$2,897	$1,662
Foreign currency translation adjustments, net of tax	(258)	(176)
Comprehensive income	$2,639	$1,486

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarter Ended
	December 1,	November 26,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,897	$1,662
Adjustments to reconcile net income to net cash provided
by (used for) operating activities:
Depreciation and amortization	1,324	1,489
Share-based compensation cost	473	1,191
Amortization of capitalized curriculum costs	471	478
Deferred income taxes	(56)	394
Changes in assets and liabilities:
Decrease in accounts receivable, net	2,510	2,530
Decrease (increase) in inventories	431	(268)
Increase in receivable from related party	(510)	(664)
Increase in prepaid expenses and other assets	(570)	(98)
Decrease in accounts payable and accrued liabilities	(7,524)	(6,502)
Increase (decrease) in income taxes payable	(248)	410
Increase (decrease) in other long-term liabilities	506	(2)
Net cash provided by (used for) operating activities	(296)	620

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(970)	(554)
Curriculum development costs	(493)	(1,097)
Net cash used for investing activities	(1,463)	(1,651)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	-	5,942
Payments on line of credit borrowings	-	(4,811)
Principal payments on notes payable financing	(625)	(417)
Principal payments on financing obligation	(242)	(213)
Purchases of common stock for treasury	(1,176)	-
Proceeds from sales of common stock held in treasury	104	99
Exercise of common stock warrants	31	-
Net cash provided by (used for) financing activities	(1,908)	600
Effect of foreign currency exchange rates on cash and cash equivalents	(66)	6
Net decrease in cash and cash equivalents	(3,733)	(425)
Cash and cash equivalents at the beginning of the period	11,011	3,016
Cash and cash equivalents at the end of the period	$7,278	$2,591

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,329	$511
Cash paid for interest	597	630

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$24	$428

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’EQUITY
(in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Common Stock Warrants	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock Shares	Treasurey Stock Amount

Balance at August 31, 2012	27,056	$1,353	$182,534	$5,260	$26,110	$3,410	(9,365)	$(128,112)
Issuance of common stock
from treasury			(2,869)				216	2,973
Purchase of treasury shares							(103)	(1,176)
Exercise of common stock
warrants			(3,493)	(1,225)			345	4,751
Share-based compensation			473
Cumulative translation
adjustments						(258)
Other			(3)				1	3
Net income					2,897
Balance at December 1, 2012	27,056	$1,353	$176,642	$4,035	$29,007	$3,152	(8,906)	$(121,561)

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended August 31, 2012.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that end on December 1, 2012, March 2, 2013, and June 1, 2013 during fiscal 2013.  Under the modified 52/53-week fiscal year, the quarter ended December 1, 2012 had four more business days than the quarter ended November 26, 2011.  Unless otherwise noted, references to fiscal years apply to the 12 months ended on August 31 of the specified year.

The results of operations for the quarter ended December 1, 2012 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2013, or for any future periods.

At December 1, 2012, the carrying value of our financial instruments approximated their fair values.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	December 1,	August 31,
	2012	2012
Finished goods	$3,582	$4,028
Raw materials	106	133
	$3,688	$4,161

NOTE 3 – SHARE-BASED COMPENSATION

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  The compensation cost of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying condensed consolidated income statements and no share-based compensation was capitalized during the quarter ended December 1, 2012.  The total cost of our share-based compensation plans was as follows for the periods presented (in thousands):

	Quarter Ended
	December 1,	November 26,
	2012	2011
Performance awards	$346	$925
Unvested share awards	88	80
Compensation cost of the ESPP	17	18
Fully vested share awards	22	-
Stock options	-	168
	$473	$1,191

The following is a description of recent developments in our share-based compensation plans.

Performance Awards

During the quarter ended December 1, 2012, the Compensation Committee of the Board of Directors granted a new performance based equity award for the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and the Chief People Officer (CPO).  A total of 68,085 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) and Productivity Practice sales.  Three tranches of 15,887 shares will immediately vest to the participants when consolidated trailing four-quarter Adjusted EBITDA totals $33.0 million, $40.0 million, and $47.0 million.  Another three tranches of 6,808 shares will immediately vest when trailing four-quarter Productivity Practice sales total $23.5 million, $26.5 million, and $29.5 million.  These performance awards have a maximum life of six years.  Compensation expense is recognized as the Company determines that it is probable that the shares will vest.  Adjustments to compensation expense to reflect the number of shares expected to be awarded will be made on a cumulative basis at the date of the adjustment.

There were no other performance awards granted or modified during the quarter ended December 1, 2012.  Compensation expense recognized during the quarter ended December 1, 2012 for performance awards includes expense related to awards granted in previous periods.

Unvested Share Awards

Our annual unvested share awards granted to non-employee members of our Board of Directors is administered under the terms of the Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  The annual unvested award is generally granted in January (following the annual shareholders’ meeting) of each year.  In fiscal 2012, each eligible director was entitled to receive a whole-share grant equal to $50,000 with a one-year vesting period, which resulted in a total of 37,275 shares issued to members of the Board of Directors under this program.  At December 1, 2012, there was approximately $29,000 of unrecognized compensation expense associated with the fiscal 2012 Board of Director unvested share award.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter ended December 1, 2012, we issued 11,731 shares to participants in the ESPP.

Stock Options

We have an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the fair market value of our common stock on the date of grant.  During the quarter ended December 1, 2012 we did not grant any new stock options or modify existing awards and there were no changes to the stock option information disclosed as of August 31, 2012.

NOTE 4 – INCOME TAXES

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

Our effective tax rate for the quarter ended December 1, 2012 of approximately 38 percent resulted from income being taxed at statutory combined rates, increased by taxable interest on outstanding management stock loans, nondeductible executive compensation, and certain permanent items.  These items were partially offset by the recognition of previously unrecognized tax benefits resulting from the completion of a routine Internal Revenue Service audit.  The effective tax rate for the quarter ended December 1, 2012 includes the benefit of foreign tax credits to be claimed on our U.S. federal income tax returns.

Due to the utilization of net loss carryforwards and other deferred income tax assets, our cash paid for income taxes will remain significantly less than our income tax provision during the foreseeable future.  During the quarter ended December 1, 2012, we paid $1.3 million of cash for income taxes.

NOTE 5 – EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income or loss by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income or loss by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “if converted” method, as appropriate.  In conjunction with modifications to our management stock loan program in previous periods, we determined that the shares of management stock loan participants that were placed in the escrow account are participating securities because they continue to have equivalent common stock dividend rights.  Accordingly, these management stock loan shares are included in our basic EPS calculation during periods of net income and excluded from the basic EPS calculation in periods of net loss.  Our unvested share-based compensation awards are not entitled to participate in dividends until they vest and are excluded from our EPS calculation.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended
	December 1,	November 26,
	2012	2011
Numerator for basic and
diluted earnings per share:
Income before income taxes	$4,693	$3,074
Income tax provision	(1,796)	(1,412)
Net income	$2,897	$1,662

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding(1)	18,161	17,733
Effect of dilutive securities:
Stock options and other
share-based awards	30	30
Common stock warrants	1,084	235
Diluted weighted average shares
outstanding	19,275	17,998

EPS Calculations:
Net income per share:
Basic	$0.16	$0.09
Diluted	0.15	0.09

(1)
Since we recognized net income for the quarters ended December 1, 2012 and November 26, 2011, basic weighted average shares for those periods include 3.3 million shares of common stock held by management stock loan participants that were placed in escrow.

At December 1, 2012 and November 26, 2011, we had approximately 0.7 million stock options outstanding, which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of our common shares for the respective periods.  Although these shares were not included in our calculation of diluted EPS, these stock options, and other dilutive securities, including performance share-based compensation instruments, may have a dilutive effect on our EPS calculation in future periods if the price of our common stock increases.

During the quarter ended December 1, 2012, Knowledge Capital Investment Group (Knowledge Capital) exercised its warrant with respect to 1,000,000 shares on a net settlement basis.  Accordingly, we issued 340,877 shares of our common stock from treasury under the terms of an existing agreement with Knowledge Capital.  Since the common stock warrants expire in March 2013, we expect that additional shares of our common stock will be issued in fiscal 2013 as remaining warrants are exercised.

NOTE 6 – SEGMENT INFORMATION

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

The Company’s chief operating decision maker is the CEO, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts calculated by other companies.  For segment reporting purposes, our consolidated Adjusted EBITDA can be calculated as our income or loss from operations excluding share-based compensation, depreciation expense, amortization expense, and certain other charges.

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  There were no significant organizational or structural changes during the quarter ended December 1, 2012.  We account for our segment information on the same basis as the accompanying condensed consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)

	Sales to
Quarter Ended	External		Adjusted
December 1, 2012	Customers	Gross Profit	EBITDA	Depreciation	Amortization

U.S./Canada	$30,343	$18,830	$2,326	$267	$619
International	12,663	10,162	5,917	81	3
Total	43,006	28,992	8,243	348	622
Corporate and eliminations	1,055	567	(1,154)	354	-
Consolidated	$44,061	$29,559	$7,089	$702	$622

Quarter Ended
November 26, 2011

U.S./Canada	$27,446	$17,145	$2,434	$419	$627
International	11,399	9,106	5,119	90	4
Total	38,845	26,251	7,553	509	631
Corporate and eliminations	695	291	(1,193)	325	-
Consolidated	$39,540	$26,542	$6,360	$834	$631

A reconciliation of our U.S./Canada and international Adjusted EBITDA to consolidated income from continuing operations before taxes is provided below (in thousands):

	Quarter Ended
	December 1,	November 26,
	2012	2011
Enterprise Adjusted EBITDA	$8,243	$7,553
Corporate expenses	(1,154)	(1,193)
Consolidated Adjusted EBITDA	7,089	6,360
Share-based compensation	(473)	(1,191)
Depreciation	(702)	(834)
Amortization	(622)	(631)
Consolidated income from operations	5,292	3,704
Interest income	137	3
Interest expense	(589)	(633)
Discount on related party receivable	(147)	-
Income before taxes	$4,693	$3,074

NOTE 7 – INVESTMENT IN FC ORGANIZATIONAL PRODUCTS

We own a 19.5 percent interest in FC Organizational Products (FCOP), an entity that purchased substantially all of our consumer solution business unit assets in fiscal 2008 for the purpose of expanding the sales of planners and related organizational products under a comprehensive licensing agreement.  During fiscal 2012, we reconsidered whether FCOP was a variable interest entity as defined under ASC 810, and determined that FCOP was a variable interest entity.  We further determined that we are not the primary beneficiary of FCOP because we do not have the ability to direct the activities that most significantly impact FCOP’s economic performance, which primarily consist of the day-to-day sale of planning products and related accessories, and we do not have an obligation to absorb losses or the right to receive benefits from FCOP that could potentially be significant.  Our voting rights and management board representation approximate our ownership interest and we are unable to exercise control through voting interests or through other means.

We are required to account for our investment in FCOP using the equity method of accounting and we have historically recorded our share of FCOP’s profit and loss based upon specified allocations as defined in the associated operating agreement.  However, we have not recorded our share of FCOP’s losses in the accompanying condensed consolidated income statements because we have impaired and written off investment balances, as defined within the applicable accounting guidance, in previous periods in excess of our share of FCOP’s losses through December 1, 2012.

Our primary exposures related to FCOP are from amounts owed to us by FCOP.  We receive reimbursement from FCOP for certain operating costs, such as warehousing and distribution costs, which are billed to us by third party providers, and for working capital or other advances that we may make to FCOP.  We are not contractually required to make advances to FCOP, but we believe that this additional financing will improve our ability to collect amounts owed to us, including amounts previously impaired and written off.  The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.

At December 1, 2012 and August 31, 2012, we had $7.6 million and $7.1 million receivable from FCOP, respectively, which have been classified in current assets and long-term assets in our condensed consolidated balance sheets based on expected payment dates.  The long-term receivable has been discounted using a rate of 15 percent.  Subsequent to August 31, 2012 we have received $2.5 million in cash from FCOP, including $1.9 million in December 2012.

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

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2012.

RESULTS OF OPERATIONS

Overview

Our first fiscal quarter includes the months of September, October, and November.  The first quarter of fiscal 2013, which ended on December 1, 2012, was the strongest first quarter ever for our current business model, and continued the growth and favorable momentum that we experienced during fiscal 2012 as sales increased in all of our major delivery channels compared with the prior year.  Our consolidated sales increased to $44.1 million in the first quarter of fiscal 2013 compared with $39.5 million in the first quarter of fiscal 2012.  Our income from operations for the quarter improved to $5.3 million compared with $3.7 million in the first quarter of fiscal 2012 and our income before income taxes also increased to $4.7 million compared with $3.1 million in the prior year.  These improvements flowed through to net income, which increased to $2.9 million, or $.15 per diluted share, compared with $1.7 million, or $.09 per diluted share, in the first quarter of fiscal 2012.

The primary factors that influenced our operating results for the quarter ended December 1, 2012 were as follows:

•
Sales – Our consolidated sales increased to $44.1 million compared with $39.5 million in the first quarter of fiscal 2012.  Sales increased at all of our U.S./Canada direct offices, including our government services office, at all of our direct international offices, at many of our international licensees, from our national account practices, and from increased leasing revenues on our corporate campus.

•
Gross Profit – Our gross profit totaled $29.6 million compared with $26.5 million in the first quarter of fiscal 2012 due to increased sales.  Our consolidated gross margin, which is gross profit as a percentage of sales, remained strong and was consistent with the prior year at 67.1 percent of sales.

•
Operating Expenses – Our operating expenses increased by $1.4 million compared with the first quarter of the prior year, which was primarily due to a $1.6 million increase in selling, general, and administrative expenses.  The increase in selling, general, and administrative expense was primarily due to increased associate expenses related to new sales-related personnel hired and additional commissions on increased sales.  Increased selling, general, and administrative expense was partially offset by decreased depreciation and amortization expenses.

The following table sets forth sales data from continuing operations by category and by our primary delivery channels (in thousands):

	Quarter Ended
	December 1, 2012	November 26, 2011	Percent Change
Sales by Category:
Training and consulting services	$41,063	$36,382	13
Products	1,943	2,463	(21)
Leasing	1,055	695	52
	$44,061	$39,540	11

Sales by Channel:
U.S./Canada direct	$21,759	$18,398	18
International direct	8,431	7,573	11
International licensees	4,330	3,921	10
National account practices	6,172	5,479	13
Self-funded marketing	1,493	2,926	(49)
Other	1,876	1,243	51
	$44,061	$39,540	11

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

Quarter Ended December 1, 2012 Compared to the Quarter Ended November 26, 2011

Sales

We offer a variety of training courses, consulting services, and training related products that are focused on solving organizational problems that require a change in human behavior.  Our training and consulting solutions are provided both domestically and internationally through our sales force, facilitators, international licensees, and through the internet on various web-based delivery platforms.  The following sales analysis for the quarter ended December 1, 2012 is based on activity through our primary delivery channels:

U.S./Canada Direct – This channel includes our four regional field offices that serve our clients in the United States and Canada and our government services group.  During the first quarter of fiscal 2013, sales increased at all of our U.S./Canada direct offices, including our government services office.  Sales increases through our regional offices were generally broad based across our practices and were favorably impacted by increased facilitator sales during the quarter.  We believe that our pipeline of awarded revenue continues to remain strong and our outlook for the remainder of fiscal 2013 is encouraging for continued growth over the prior year.

International Direct – Our directly owned international offices are located in Australia, Japan, and the United Kingdom.  Sales increased at all three of our international direct offices and were primarily attributable to a $0.6 million increase in Japan and a $0.2 million increase in Australia when compared with the prior year.  Sales increased slightly at our office in the United Kingdom.  The improvement in sales was attributable to both increased publishing and training revenues during the quarter.  Partially offsetting these increases was a $0.2 million unfavorable impact of translating foreign sales to U.S. dollars.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  During the quarter ended December 1, 2012, many of our foreign licensees had increased training sales compared with the prior year, which resulted in increased licensee royalty revenues compared with the prior year.  We believe that our increased efforts to support our licensees through additional program training, international branding, and the introduction of new products has had a favorable impact on their sales growth and we expect future growth from our licensees during fiscal 2013.

National Account Practices – Our national account practices are comprised of programs that are not typically offered in our regional field offices and include Helping Clients Succeed from the sales performance group, The Leader In Me curriculum designed for students from our education practice, and Winning Customer Loyalty from our customer loyalty practice.  The increase in national account practice sales was due to increased sales from our education practice, which increased by $1.4 million compared with the prior year.  Increased education practice sales were partially offset by decreased sales performance practice sales and decreased customer loyalty practice sales.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  The decrease in self-funded marketing sales was primarily due to book and audio distribution royalties received in the first quarter of fiscal 2012 which did not repeat in the current year.  We expect to continue to release new publications in future periods and believe that these new publications will continue to show strong performance in the marketplace.

Other – Our other sales are comprised primarily of leasing and shipping and handling revenues.  The increase in other sales was primarily due to increased leasing revenues resulting from new lease contracts at our corporate headquarters.  We continue to have vacant space available for lease at our corporate headquarters campus and we are actively seeking new tenants for this available property.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended December 1, 2012, our consolidated gross profit increased to $29.6 million compared with $26.5 million in the first quarter of fiscal 2012.  The increase in gross profit was attributable to increased sales as described above.  Our gross margin for the quarter ended December 1, 2012 remained consistent with the prior year at 67.1 percent of sales.  Decreased high-margin book royalty revenues were offset by increased higher margin facilitator and licensee sales during the quarter ended December 1, 2012.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses increased $1.6 million compared to the prior year as we continue to make investments in the business that we believe will improve our financial results in future periods.  However, as a percent of sales, SG&A expenses decreased to 52.1 percent of sales in the first quarter of fiscal 2013 compared with 54.1 percent of sales in the prior year.  The increase in SG&A expenses was primarily due to 1) a $2.3 million increase in associate costs primarily related to the addition of new sales-related personnel and increased commissions on higher sales; and 2) a $0.3 million increase in advertising and promotional costs that were primarily related to new strategic initiatives that we believe had a favorable impact on the current quarter’s sales.  These increases were partially offset by a $0.7 million decrease in non-cash share-based compensation, due to the full amortization of awards granted in prior periods, and decreases in various other expense categories.

Depreciation – Depreciation expense decreased by $0.1 million compared to the same quarter of fiscal 2012 primarily due to certain assets becoming fully depreciated.  Based on acquisitions that occurred during the quarter ended December 1, 2012 and expected capital asset activity during the remainder of fiscal 2013, we expect depreciation expense to total approximately $2.8 million for fiscal 2013.

Interest Income

The increase in interest income was primarily attributable to the accretion of interest on previously discounted long-term receivables from FC Organizational Products (FCOP).  Interest income is computed using the effective interest method using an effective rate of 15 percent, which was the discount rate at which these receivables were marked to estimated net present value (refer to the discussion below).

Discount on Related Party Receivable

We record receivables from FCOP for reimbursement of certain operating costs, such as warehousing and distribution costs, which are billed to us by third party providers, and for working capital and other advances that we make, even though we are not contractually required to make advances or absorb the losses of FCOP.  Based on expected payment, some of these receivables are recorded as long-term receivables by us that are required to be recorded at net present value.  We discounted the long-term portion of the FCOP receivable based on forecasted repayments at a discount rate of 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP.  The impact of this discount on long-term receivables added in the quarter ended December 1, 2012 was $0.1 million.

Income Taxes

Our effective tax rate for the quarter ended December 1, 2012 was approximately 38 percent compared with approximately 46 percent for the first quarter of fiscal 2012.  Our effective rate decreased primarily due to increased pre-tax income (which reduces the unfavorable impact on the effective rate of certain permanent items), reduced tax on income subject to both U.S. and foreign taxation, reduced taxable income on outstanding management stock loans, and the recognition of tax benefits following the completion of a routine Internal Revenue Service audit.

We anticipate that our cash paid for income taxes will remain less than our income tax provision during the foreseeable future as we utilize domestic net operating loss carryforwards and other deferred income tax assets.  For instance, during the quarter ended December 1, 2012, we paid $1.3 million of cash for income taxes.  After utilization of these deferred tax assets, we expect our cash paid for income taxes to increase and approximate our income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

At December 1, 2012 our liquidity position continued to remain strong as we had $7.3 million of cash and cash equivalents, with no borrowings on our line of credit, compared with $11.0 million at August 31, 2012.  Our net working capital (current assets less current liabilities) increased to $30.1 million at December 1, 2012 compared with $27.5 million at August 31, 2012.  Of our $7.3 million in cash and cash equivalents at December 1, 2012, $3.5 million was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider foreign cash a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and proceeds from our available $10.0 million revolving line of credit when needed.  Our primary uses of liquidity include payments for operating activities, capital expenditures, working capital expansion, potential acquisition earn outs, and debt repayment.

We may use our line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the line of credit agreement.  The line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.  Our existing line of credit agreement expires in March 2015.  In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including (i) a funded debt to EBITDAR ratio requirement of less than 3.00 to 1.00; (ii) a fixed charge coverage ratio requirement in excess of 1.5 to 1.0; and (iii) a minimum net worth of at least $67.0 million.  We believe that we were in compliance with the terms and covenants of the line of credit agreement for the quarter ended December 1, 2012.

In addition to our $10.0 million revolving line of credit facility, we have $2.1 million remaining on a term note payable, and we have a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended December 1, 2012.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in products sold, and to fund working capital needs.  Our cash used for operating activities totaled $0.3 million for the quarter ended December 1, 2012 compared with $0.6 million of cash provided by operating activities in the same quarter of the prior year.  The decrease in cash flows from operating activities was primarily attributable to payments to reduce seasonally high accrued liabilities (primarily accrued bonuses and commissions) and accounts payable.  These uses of cash were partially offset by continued improvements in our operations.  We believe that our continued efforts to improve working capital balances and improve income from operations will improve our cash flows from operating activities during future periods of fiscal 2013.  However, the success of these efforts, and their eventual contribution to our cash flows, is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

During the quarter ended December 1, 2012 we used $1.5 million of cash for investing activities.  Our primary uses of cash for investing activities were the purchase of property and equipment in the normal course of business and additional spending on curriculum development.  Our purchases of property and equipment, which totaled $1.0 million, consisted primarily of computer hardware, leasehold improvements, and computer software.  We spent $0.5 million during the first quarter of fiscal 2013 to develop various new curriculums and offerings.

Cash Flows From Financing Activities

Our net cash used for financing activities totaled $1.9 million, which consisted primarily of $1.2 million used to repurchase shares of common stock (including shares withheld for statutory taxes on share-based compensation awards), $0.6 million for principal payments on our term loan and $0.2 million for principal payments on our financing obligation.  Partially offsetting these uses of cash was $0.1 million of cash received from participants in our employee stock purchase plan.

During fiscal 2012 we announced the approval of a plan to repurchase up to $10.0 million of our common stock.  We intend to use cash in excess of $10.0 million, provided we have no balance outstanding on our line of credit, for the purchases.  Through December 1, 2012, we have purchased a total of 73,320 shares of our common stock for $0.8 million.  We anticipate that the purchases of our common stock under this approved plan will increase the use of cash for financing activities in future periods provided that we maintain adequate liquidity to allow for the purchases.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligation and term loan payable, and meet other working capital requirements during fiscal 2013 through current cash balances and future cash flows from operating activities.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available line of credit and other financing alternatives, if necessary, for these expenditures.  We extended the maturity date on our line of credit during fiscal 2012 to March

2015 and we expect to renew the line of credit on an annual basis to maintain the three-year availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Contractual Obligations

The Company has not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) payments to HP Enterprise Services for outsourcing services related to information systems, warehousing, and distribution services; 3) minimum rent payments for office and warehouse space; 4) the repayment of our note payable obligation; and 5) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business.   There have been no significant changes to our expected required contractual obligations from those disclosed at August 31, 2012.

FC Organizational Products is contractually obligated to pay us for rented warehouse and office space, a portion of the fixed costs for warehousing and distribution facilities, and is primarily liable for leasing costs at its retail stores.  As of December 1, 2012 we remain secondarily liable for $0.2 million of retail store leasing costs, most of which will be paid by February 2013.  In the event that FCOP is unable to pay these items, our liquidity, cash flows, and operating results may be adversely affected.

Other Items

The Company is the creditor for a loan program that provided the capital to allow certain management personnel the opportunity to purchase shares of our common stock.  For further information regarding our management common stock loan program, refer to the notes to our consolidated financial statements in our annual report on Form 10-K for the fiscal year ended August 31, 2012.  The inability of the Company to collect all, or a portion, of these receivables could have an adverse impact upon our financial position and future cash flows compared to full collection of the loans.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting polices used to prepare our consolidated financial statements are outlined primarily in Note 1 of the consolidated financial statements presented in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended August 31, 2012.  Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements.  We regularly evaluate our estimates and assumptions and base those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America.  Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not within our control, but which may have an impact on these estimates and our actual financial results.

The following items require significant judgment and often involve complex estimates:

Revenue Recognition

We derive revenues primarily from the following sources:

•	Training and Consulting Services – We provide training and consulting services to both organizations and individuals.

•	Products – We sell books, audio media, training accessories, and other related products.

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

Share-Based Compensation

Our shareholders have approved a performance based long-term incentive plan (LTIP) that provides for grants of share-based performance awards to certain managerial personnel and executive management as directed by the Organization and Compensation Committee of the Board of Directors.  The number of common shares that are vested and issued to LTIP participants is variable and is based entirely upon the achievement of specified financial performance objectives during a defined performance period.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the number of shares expected to be awarded based upon actual and estimated financial results of the Company compared to the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the estimated probable number of common shares to be awarded.

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

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at December 1, 2012 would decrease our reported income from operations by approximately $0.1 million.

Related Party Receivable

At December 1, 2012, we had receivables from FC Organizational Products, an entity in which we own 19.5 percent, for reimbursement of certain operating costs, such as warehousing and distribution costs, which are billed to us by third party providers, and for working capital and other advances that we made during fiscal 2012, even though we are not obligated to provide advances to, or fund the losses of FCOP.  We make use of estimates to account for these receivables, including estimates of the collectability of amounts receivable from FCOP in future periods.  In accordance with applicable accounting guidance, a portion of these receivable is classified as non-current, and we are required to discount the long-term portion of these receivables to its net present value using an estimated effective borrowing rate for FCOP.

We estimated the effective risk-adjusted borrowing rate to discount additions to the long-term portion of the FCOP receivable at 15 percent, which was recorded as a discount on a related party receivable in our condensed consolidated income statements.  Our estimate of the effective borrowing rate required us to estimate a variety of factors, including the availability of debt financing for FCOP, projected borrowing rates for comparable debt, and the timing and our ability to realize projected cash flows from FCOP.  These estimates were based on information known at the time of the preparation of these financial statements.  A change in the assumptions and factors used, including estimated interest rates, may change the amount of discount taken.  Due to the small amount added to the receivable in the quarter ended December 1, 2012, a one percent increase in the discount rate used for receivables discounted during the quarter ended December 1, 2012 would have had an immaterial impact on our income before income taxes.

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

For further information regarding our investment in FCOP, refer to the notes to our financial statements for the fiscal year ended August 31, 2012.

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are reduced to their fair market value through the use of inventory valuation reserves, which are recorded during the normal course of business.  Our inventory valuation calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory valuation methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have an adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory valuation reserves at December 1, 2012 would decrease our reported income from operations by $0.1 million.

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and goodwill balances are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset was generated by the merger with the Covey Leadership Center and has been deemed to have an indefinite life.  This intangible asset is quantitatively tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and international licensee royalties.  Our goodwill at December 1, 2012 was generated by the acquisition of CoveyLink Worldwide, LLC during fiscal 2009 and the subsequent payment of the first two of five possible contingent annual earnout payments as required in the acquisition agreement (due to operating results during the third annual earnout measurement period, no payment was required during fiscal 2012).

Our impairment evaluation calculations for goodwill and the Covey trade name contain uncertainties because they require us to make assumptions and apply judgment in order to qualitatively assess the fair value of these assets, and may require estimated future cash flows, an estimated appropriate royalty rate, and an estimated discount rate that reflects the inherent risk of future cash flows when these assets are evaluated on a quantitative basis.  Our quantitative valuation methodology for the Covey trade name has remained unchanged during the past three years.  However, if forecasts and assumptions used to support the carrying value of our indefinite-lived intangible asset change in future periods, significant impairment charges could result that would have an adverse effect upon our results of operations and financial condition.  The valuation methodologies for both indefinite-lived intangible assets and goodwill are also dependent upon the share price of our common stock and our corresponding market capitalization, which may differ from estimated royalties used in our impairment testing.  Based upon the fiscal 2012 evaluation (our most recent evaluation) of the Covey trade name and goodwill, our trade-name related revenues, licensee royalties, and overall sales levels would have to suffer significant reductions before we would be required to impair them.  However, future declines in our share price may trigger additional impairment testing and may result in impairment charges.

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

Income Taxes

We regularly evaluate our United States federal and various state and foreign jurisdiction income tax exposures.  We account for certain aspects of our income tax provision using the provisions of FASC 740-10-05, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon final settlement.  The provisions of FASC 740-10-05 also provide guidance on de-recognition, classification, interest, and penalties on income taxes, accounting for income taxes in interim periods, and require increased disclosure of various income tax items.  Taxes and penalties are components of our overall income tax provision.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales levels, future training and consulting sales activity, anticipated expenses, future gross margins, the adequacy of existing capital resources, our ability to extend our line of credit facility, our ability to maintain adequate capital for our operations, projected cost reduction and strategic initiatives, expected levels of depreciation expense, expectations regarding tangible and intangible asset valuations, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in cash flows from operating activities, expected improvements in our working capital, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected repayment of our term loan payable, expected collection of amounts receivable from FC Organizational Products LLC, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2012, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.  During the quarter ended December 1, 2012, we did not utilize any foreign currency or interest rate derivative instruments.

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

PART II.  OTHER INFORMATION

Item 1A.         RISK FACTORS

For further information regarding our Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended December 1, 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
September 1, 2012 to October 6, 2012	16,647		$10.87	16,647	$9,401

October 7, 2012 to November 3, 2012	15,588		11.28	15,588	9,225

November 4, 2012 to December 1, 2012	-		-	-	9,225	(1)

Total Common Shares	32,235	(2)	$11.07	32,235

(1)
On March 26, 2012, our Board of Directors approved a plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  We intend to use available cash in excess of $10.0 million, provided we have no balance outstanding on our line of credit, to make the purchases.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  Following the approval of this common stock purchase plan, we have purchased a total of 73,320 shares of our common stock for $0.8 million through December 1, 2012.

The actual timing, number, and value of common shares repurchased under this plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements.  The Company has no obligation to repurchase any common shares under the authorization, and the repurchase plan may be suspended, discontinued, or modified at any time for any reason.

(2)
Amount excludes 70,717 shares of our common stock that were withheld for statutory taxes on share-based compensation awards issued to employees during the quarter ended December 1, 2012.  These shares were acquired at an average price of $11.60 per share.

Item 6.            EXHIBITS

(A)	Exhibits:
	31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer.**
	31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer.**
	32	Section 1350 Certifications.**
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date:	January 10, 2013	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer

Date:	January 10, 2013	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer