Form 10-Q
period 2013-03-02
FRANKLIN COVEY CO
filed 2013-04-11
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2013

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

16,322,425 shares of Common Stock as of March 29, 2013

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 2,	August 31,
	2013	2012
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$15,541	$11,011
Accounts receivable, less allowance for doubtful accounts of $644 and $851	31,712	38,087
Receivable from related party	608	3,588
Inventories	3,816	4,161
Deferred income tax assets	3,522	3,634
Prepaid expenses and other current assets	4,674	3,714
Total current assets	59,873	64,195

Property and equipment, net	17,925	18,496
Intangible assets, net	57,962	59,205
Goodwill	9,172	9,172
Long-term receivable from related party	3,969	3,478
Other long-term assets	9,401	9,534
	$158,302	$164,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$1,064	$992
Current portion of bank note payable	1,250	2,500
Accounts payable	6,399	7,758
Income taxes payable	704	869
Accrued liabilities	17,977	24,530
Total current liabilities	27,394	36,649

Financing obligation, less current portion	27,962	28,515
Bank note payable, less current potion	-	208
Other liabilities	1,601	1,152
Deferred income tax liabilities	6,859	7,001
Total liabilities	63,816	73,525

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	207,924	182,534
Common stock warrants	111	5,260
Retained earnings	30,599	26,110
Accumulated other comprehensive income	2,471	3,410
Treasury stock at cost, 10,816 shares and 9,365 shares	(147,972)	(128,112)
Total shareholders’ equity	94,486	90,555
	$158,302	$164,080

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	March 2,	February 25,	March 2,	February 25,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net sales:
Training and consulting services	$37,744	$35,606	$78,807	$71,988
Products	1,624	2,303	3,567	4,766
Leasing	1,062	718	2,117	1,413
	40,430	38,627	84,491	78,167
Cost of sales:
Training and consulting services	11,939	11,973	25,528	23,832
Products	746	1,247	1,171	1,982
Leasing	461	426	949	830
	13,146	13,646	27,648	26,644
Gross profit	27,284	24,981	56,843	51,523

Selling, general, and administrative	22,691	20,714	45,634	42,087
Depreciation	722	860	1,423	1,694
Amortization	619	626	1,241	1,256
Income from operations	3,252	2,781	8,545	6,486

Interest income	150	4	288	7
Interest expense	(598)	(626)	(1,188)	(1,260)
Discount on related party receivable	(135)	-	(283)	-
Income before income taxes	2,669	2,159	7,362	5,233
Provision for income taxes	(1,077)	(997)	(2,873)	(2,409)
Net income	$1,592	$1,162	$4,489	$2,824

Net income per share:
Basic	$0.09	$0.07	$0.24	$0.16
Diluted	0.08	0.06	0.23	0.16

Weighted average number of common shares:
Basic	18,550	17,764	18,356	17,748
Diluted	19,709	18,287	19,493	18,142

COMPREHENSIVE INCOME
Net income	$1,592	$1,162	$4,489	$2,824
Foreign currency translation adjustments, net of tax	(681)	(131)	(939)	(307)
Comprehensive income	$911	$1,031	$3,550	$2,517

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Two Quarters Ended
	March 2,	February 25,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,489	$2,824
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	2,668	2,982
Share-based compensation cost	1,445	2,245
Amortization of capitalized curriculum costs	958	902
Deferred income taxes	(138)	1,056
Loss on disposals of property and equipment	-	18
Changes in assets and liabilities:
Decrease in accounts receivable, net	5,976	4,847
Decrease in inventories	204	390
Decrease in receivable from related party	2,489	315
Increase in prepaid expenses and other assets	(986)	(681)
Decrease in accounts payable and accrued liabilities	(7,323)	(5,831)
Increase (decrease) in income taxes payable	(97)	119
Increase (decrease) in other long-term liabilities	494	(8)
Net cash provided by operating activities	10,179	9,178

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,432)	(1,013)
Curriculum development costs	(1,061)	(1,667)
Net cash used for investing activities	(2,493)	(2,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	-	8,523
Payments on line of credit borrowings	-	(8,523)
Principal payments on notes payable financing	(1,458)	(1,042)
Principal payments on financing obligation	(506)	(443)
Purchases of common stock for treasury	(1,217)	(21)
Proceeds from sales of common stock held in treasury	201	205
Proceeds from exercise of common stock warrants	86	-
Net cash used for financing activities	(2,894)	(1,301)
Effect of foreign currency exchange rates on cash and cash equivalents	(262)	1
Net increase in cash and cash equivalents	4,530	5,198
Cash and cash equivalents at the beginning of the period	11,011	3,016
Cash and cash equivalents at the end of the period	$15,541	$8,214

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,832	$1,081
Cash paid for interest	1,183	1,255

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$46	$307

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’EQUITY
(in thousands and unaudited)

						Accumulated
						Other
	Common	Common	Additional	Common	Retained	Comprehensive	Treasury	Treasury
	Stock Shares	Stock Amount	Paid-In Capital	Stock Warrants	Earnings	Income	Stock Shares	Stock Amount

Balance at August 31, 2012	27,056	$1,353	$182,534	$5,260	$26,110	$3,410	(9,365)	$(128,112)
Issuance of common stock
from treasury			(2,896)				225	3,097
Purchase of treasury shares							(106)	(1,217)
Common stock warrant
activity			(18,026)	(5,149)			1,692	23,261
Share-based compensation			1,445
Unvested share award			(421)				31	421
Cumulative translation
adjustments						(939)
Management stock loan
payments			45,299				(3,296)	(45,433)
Other			(11)				3	11
Net income					4,489
Balance at March 2, 2013	27,056	$1,353	$207,924	$111	$30,599	$2,471	(10,816)	$(147,972)

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

3.
Global Capability – We operate four regional sales offices and a government services office in the United States; wholly-owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculum and provide services in over 140 other countries and territories around the world.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that end on December 1, 2012, March 2, 2013, and June 1, 2013 during fiscal 2013.  Under the modified 52/53-week fiscal year, the two quarters ended March 2, 2013 had four more business days than the two quarters ended February 25, 2012.  Unless otherwise noted, references to fiscal years apply to the 12 months ended on August 31 of the specified year.

The results of operations for the quarter ended March 2, 2013 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2013, or for any future periods.

At March 2, 2013, the carrying value of our financial instruments approximated their fair values.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	March 2,	August 31,
	2013	2012
Finished goods	$3,725	$4,028
Raw materials	91	133
	$3,816	$4,161

NOTE 3 – SHAREHOLDERS’ EQUITY

Management Common Stock Loan Program

During fiscal 2000, certain members of our management team purchased shares of our common stock under the Management Stock Loan Program.  Subsequent to a modification to the loans in fiscal 2004, the loans have been accounted for as non-recourse stock compensation instruments.  Following a modification in fiscal 2006, approximately 94 percent of the remaining shares outstanding under the loan program were placed into an escrow account.  Under the terms of the fiscal 2006 modification, the Company had the right to purchase and redeem from loan participants the number of loan program shares necessary to satisfy the participant's obligation if the Company's share price reached the breakeven price.

During the quarter ended March 2, 2013, we determined that the breakeven price for management stock loans with shares held in escrow was achieved.  Accordingly, we transferred 3.3 million shares of common stock held by management loan participants in escrow to our transfer agent as full payment on the loans.  These shares were valued at the closing market price of our common stock on the date the breakeven price was achieved and were added to our treasury stock with a corresponding increase to additional paid-in capital.

Common Stock Warrants

Our common stock warrants with an exercise price of $8.00 per share expired on March 8, 2013.  Through March 2, 2013, we have issued 2.3 million shares of our common stock, including 1.7 million shares issued in fiscal 2013, and were paid $0.1 million for net cash exercises.  Knowledge Capital Investment Group, a related entity that originally held a warrant to purchase 5,913,402 shares of our common stock, exercised its warrant at various dates on a net settlement basis according to terms of an exercise agreement, and received a total of 2,197,803 shares of our common stock.

NOTE 4 – SHARE-BASED COMPENSATION

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  The compensation cost of our share-based compensation plans is included in selling, general, and administrative expenses in the accompanying condensed consolidated income statements and no share-based compensation was capitalized during the quarter or two quarters ended March 2, 2013.  The total cost of our share-based compensation plans was as follows for the periods presented (in thousands):

	Quarter Ended		Two Quarters Ended
	March 2,	February 25,	March 2,	February 25,
	2013	2012	2013	2012
Performance awards	$354	$949	$701	$1,873
Management stock loan shares	497	-	497	-
Unvested share awards	96	85	184	165
Compensation cost of the ESPP	24	20	41	39
Fully vested share awards	-	-	22	-
Stock options	-	-	-	168
	$971	$1,054	$1,445	$2,245

The following is a description of recent developments in our share-based compensation plans.

Performance Awards

During the quarter ended March 2, 2013, the first tranche of the fiscal 2012 executive long-term incentive plan (LTIP) for Productivity Practice sales vested to the participants.  The first tranche of this award required the achievement of $20.5 million in Productivity Practice sales as measured on a trailing four quarters basis. Accordingly, a total of 10,610 shares of our common stock were issued to the participants for this achievement.

As of March 2, 2013, we determined that participants in the fiscal 2010 LTIP award were entitled to receive a total of 18,028 shares of our common stock for cumulative financial performance through the second vesting date.  Based on projected fiscal 2013 operating results, we currently expect to award approximately 16,000 additional shares of our common stock on the final vesting date which occurs on August 31, 2013.  The cumulative adjustment to share-based compensation expense for the actual and expected shares to vest under the 2010 LTIP award was immaterial to our consolidated financial statements for the quarter and two quarters ended March 2, 2013.

There were no performance awards granted or modified during the quarter ended March 2, 2013.  Compensation expense recognized during the quarter and two quarters ended March 2, 2013 for performance awards includes expense related to awards granted in previously reported periods for which the performance targets are probable of being achieved.

Management Stock Loan Shares

During the quarter ended March 2, 2013, we determined that the breakeven price for management stock loans with shares held in escrow was achieved.  Accordingly, we transferred 3.3 million shares of common stock held by management loan participants in escrow to our transfer agent as full payment on the loans.  Since these loans were accounted for as share-based instruments, we recorded $0.5 million of share-based compensation expense for the value of the common stock retained by management stock loan participants that was in excess of the break-even value on the date the loans were repaid.

Unvested Share Awards

Our annual unvested share awards granted to non-employee members of our Board of Directors is administered under the terms of the Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  The annual unvested award is generally granted in January (following the annual shareholders’ meeting) of each year.  During January 2013, the fiscal 2012 award vested and was issued to the participating members of our

Board of Directors.  For the fiscal 2013 award, each eligible director received a whole-share grant equal to $50,000 with a one-year vesting period, which resulted in a total of 30,672 shares granted to members of the Board of Directors under this program.    At March 2, 2013, there was $0.3 million of unrecognized compensation expense associated with the fiscal 2013 Board of Director unvested share award.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter and two quarters ended March 2, 2013, we issued 9,083 shares and 20,814 shares, respectively, to participants in the ESPP.

Stock Options

We have an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the fair market value of our common stock on the date of grant.  During the quarter ended March 2, 2013 we did not grant any new stock options or modify any existing stock option awards.  However, with the successful repayment of the management stock loan program, all previously granted stock options that were outstanding at August 31, 2012 are now vested and exercisable.

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

Our effective tax rate for the quarter ended March 2, 2013 of approximately 40 percent resulted from income being taxed at statutory combined rates, increased by taxable interest on management stock loans, nondeductible share-based compensation relating to management stock loans repaid during the quarter, nondeductible executive compensation, and certain permanent items.

Due to the utilization of foreign tax credit carryforwards and other deferred income tax assets, we expect our cash paid for income taxes will remain significantly less than our income tax provision through fiscal 2015.  During the two quarters ended March 2, 2013, we paid $1.8 million of cash for income taxes compared with an income tax provision of $2.9 million during the same period.

NOTE 6 – EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income or loss by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income or loss by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “if converted” method, as appropriate.  In conjunction with modifications to our management stock loan program in previous periods, we determined that the shares of management stock loan participants that were placed in the escrow account are participating securities because they continue to have equivalent common stock dividend rights.  Accordingly, these management stock loan shares are included in our basic EPS calculation during periods of net income and are excluded from the basic EPS calculation in periods of net loss.  Our unvested share-based compensation awards are not entitled to participate in dividends until they vest and are excluded from our EPS calculation.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts):

	Quarter Ended		Two Quarters Ended
	March 2,	February 25,	March 2,	February 25,
	2013	2012	2013	2012
Numerator for basic and
diluted earnings per share:
Income before income taxes	$2,669	$2,159	$7,362	$5,233
Provision for income taxes	(1,077)	(997)	(2,873)	(2,409)
Net income	$1,592	$1,162	$4,489	$2,824

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding(1)	18,550	17,764	18,356	17,748
Effect of dilutive securities:
Stock options and other
share-based awards	117	27	74	29
Common stock warrants	1,042	496	1,063	365
Diluted weighted average
shares outstanding	19,709	18,287	19,493	18,142

EPS Calculations:
Net income per share:
Basic	$0.09	$0.07	$0.24	$0.16
Diluted	0.08	0.06	0.23	0.16

(1)
Since we recognized net income for the quarter and two quarters ended March 2, 2013 and February 25, 2012, basic weighted average shares for those periods include 3.3 million shares of common stock held by management stock loan participants that were placed in escrow. Since the management stock loans were repaid near the end of the quarter ended March 2, 2013, common shares formerly held in escrow will not be outstanding in future periods.

At March 2, 2013 and February 25, 2012, we had approximately 0.2 million and 0.7 million stock options outstanding, which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of our common shares for the respective periods.  Although these shares were not included in our calculation of diluted EPS, these stock options, and other dilutive securities, including performance share-based compensation instruments, may have a dilutive effect on our EPS calculation in future periods if the price of our common stock increases.  At March 2, 2013, our common stock warrants were substantially exercised (Note 3).  Accordingly, future dilution from these instruments will be insignificant.

NOTE 7 – SEGMENT INFORMATION

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

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  There were no significant organizational or structural changes during the quarter and two quarters ended March 2, 2013.  We account for our segment information on the same basis as the accompanying condensed consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)

	Sales to
Quarter Ended	External		Adjusted
March 2, 2013	Customers	Gross Profit	EBITDA	Depreciation	Amortization

U.S./Canada	$29,262	$18,580	$2,158	$299	$616
International	10,106	8,103	4,437	84	3
Total	39,368	26,683	6,595	383	619
Corporate and eliminations	1,062	601	(1,031)	339	-
Consolidated	$40,430	$27,284	$5,564	$722	$619

Quarter Ended
February 25, 2012

U.S./Canada	$27,320	$16,664	$2,482	$450	$622
International	10,589	8,025	3,941	101	4
Total	37,909	24,689	6,423	551	626
Corporate and eliminations	718	292	(1,102)	309	-
Consolidated	$38,627	$24,981	$5,321	$860	$626

Two Quarters Ended
March 2, 2013

U.S./Canada	$59,605	$37,410	$4,484	$566	$1,235
International	22,769	18,265	10,354	165	6
Total	82,374	55,675	14,838	731	1,241
Corporate and eliminations	2,117	1,168	(2,184)	692	-
Consolidated	$84,491	$56,843	$12,654	$1,423	$1,241

Two Quarters Ended
February 25, 2012

U.S./Canada	$54,767	$33,808	$4,916	$869	$1,248
International	21,987	17,131	9,061	191	8
Total	76,754	50,939	13,977	1,060	1,256
Corporate and eliminations	1,413	584	(2,296)	634	-
Consolidated	$78,167	$51,523	$11,681	$1,694	$1,256

A reconciliation of our consolidated Adjusted EBITDA to consolidated income from continuing operations before taxes is provided below (in thousands):

	Quarter Ended		Two Quarters Ended
	March 2,	February 25,	March 2,	February 25,
	2013	2012	2013	2012
Enterprise Adjusted EBITDA	$6,595	$6,423	$14,838	$13,977
Corporate expenses	(1,031)	(1,102)	(2,184)	(2,296)
Consolidated Adjusted EBITDA	5,564	5,321	12,654	11,681
Share-based compensation	(971)	(1,054)	(1,445)	(2,245)
Depreciation	(722)	(860)	(1,423)	(1,694)
Amortization	(619)	(626)	(1,241)	(1,256)
Consolidated income from operations	3,252	2,781	8,545	6,486
Interest income	150	4	288	7
Interest expense	(598)	(626)	(1,188)	(1,260)
Discount on related party receivable	(135)	-	(283)	-
Income before taxes	$2,669	$2,159	$7,362	$5,233

NOTE 8 – INVESTMENT IN FC ORGANIZATIONAL PRODUCTS

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

We are required to account for our investment in FCOP using the equity method of accounting and we have historically recorded our share of FCOP’s profit and loss based upon specified allocations as defined in the associated operating agreement.  However, we have not recorded our share of FCOP’s losses in the accompanying condensed consolidated income statements because we have impaired and written off investment balances, as defined within the applicable accounting guidance, in previous periods in excess of our share of FCOP’s losses through March 2, 2013.

Our primary exposure related to FCOP is from amounts owed to us by FCOP.  We receive reimbursement from FCOP for certain operating costs, such as warehousing and distribution costs, which are billed to us by third party providers, and for working capital or other advances that we may make to FCOP.  We are not contractually required to make advances to FCOP, but we believe that this additional financing will improve our ability to collect amounts owed to us, including amounts previously impaired and written off.  The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.

At March 2, 2013 and August 31, 2012, we had $4.6 million and $7.1 million receivable from FCOP, respectively, which have been classified in current assets and long-term assets in our condensed consolidated balance sheets based on expected payment dates.  The long-term receivable has been discounted using a rate of 15 percent.

NOTE 9 – SUBSEQUENT EVENTS

Acquisition of NinetyFive 5 LLC

Subsequent to March 2, 2013, we entered into an asset purchase agreement with NinetyFive 5 LLC (NinetyFive 5) to acquire substantially all of the assets of NinetyFive 5.  NinetyFive 5 provides sales success training services and will become a component of our Sale Performance Practice.  The closing of the purchase occurred on March 11, 2013.  The consideration for the assets purchased consists of $4.2 million paid in cash, the assumption of certain liabilities, and potential earnout payments up to a maximum of $8.5 million based on cumulative EBITDA as set forth in the purchase agreement.

Line of Credit Renewal

On March 25, 2013, we entered into the Third Modification Agreement (the Third Modification Agreement) to our previously existing amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The primary purposes of the Third Modification Agreement are to extend the maturity date of the Restated Credit Agreement from March 31, 2015 to March 31, 2016 and to increase the caps for permitted business acquisitions.  The Third Modification Agreement continues to provide a revolving line of credit facility with a maximum borrowing amount of $10.0 million with interest at LIBOR plus 2.50 percent per year.  The revolving credit facility may be used for general business purposes.

The other terms, conditions, and financial covenants in the Third Modification Agreement are substantially the same as those defined in the Restated Credit Agreement as amended and modified.  In the event of noncompliance with the financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit facility.

We believe that the Restated Credit Agreement will be a key component of our operations that will allow us to maintain adequate liquidity for at least the next twelve months.

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

RESULTS OF OPERATIONS

Overview

Our second fiscal quarter includes the months of December, January, and February.  Primarily due to the holidays observed throughout the world during these months, we may conduct fewer training programs and engage in reduced consulting arrangements in our second quarter when compared to other quarters in our fiscal year.

The second quarter of fiscal 2013, which ended on March 2, 2013 was the strongest second fiscal quarter ever under our current business model, and continued the growth and favorable momentum that we experienced during fiscal 2012 and the first quarter of fiscal 2013 as sales increased in most of our major delivery channels compared with the prior year.  Our consolidated sales increased by 5 percent to $40.4 million in the second quarter of fiscal 2013 compared with $38.6 million in the corresponding quarter of fiscal 2012.  As a result of increased sales and increased gross profit, our income from operations for the quarter improved 17 percent to $3.3 million compared with $2.8 million in the prior year and our income before income taxes increased 24 percent to $2.7 million compared with $2.2 million in the second quarter of fiscal 2012.  Improved operating results flowed through to net income, which increased 37 percent to $1.6 million, or $.08 per diluted share, compared with $1.2 million, or $.06 per diluted share, in the second quarter of the prior year.

The primary factors that influenced our operating results for the quarter ended March 2, 2013 were as follows:

•
Sales – Our consolidated sales increased to $40.4 million compared with $38.6 million in the second quarter of fiscal 2012.  Sales increased at all of our U.S./Canada direct offices, at many of our international licensees, from our national account practices, and from increased leasing revenues on our corporate campus.  Partially offsetting growth in these areas were decreased sales from our Sales Performance Practice, primarily due to activity on maturing contracts; our Government Services office, primarily resulting from the effects of sequestration in the United States; and at our direct office in Japan, which was adversely impacted by foreign exchange rates.

•
Gross Profit – Our gross profit increased 9 percent to $27.3 million compared with $25.0 million in the corresponding period of the prior year due to increased sales and improved gross margin.  Our consolidated gross margin, which is gross profit as a percentage of sales, improved to 67.5 percent compared with 64.7 percent in the second quarter of fiscal 2012.

•
Operating Expenses – Our operating expenses increased by $1.8 million compared with the second quarter of the prior year, which was primarily due to a $2.0 million increase in selling, general, and administrative expenses.  Increased selling, general, and administrative expense was partially offset by decreased depreciation and amortization expenses.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

The following table sets forth consolidated sales data by category and by our primary delivery channels for the periods indicated (in thousands):

	Quarter Ended			Two Quarters Ended
	March 2, 2013	February 25, 2012	Percent Change	March 2, 2013	February 25, 2012	Percent Change
Sales by Category:
Training and consulting services	$37,744	$35,606	6	$78,807	$71,988	9
Products	1,624	2,303	(29)	3,567	4,766	(25)
Leasing	1,062	718	48	2,117	1,413	50
	$40,430	$38,627	5	$84,491	$78,167	8

Sales by Channel:
U.S./Canada direct	$20,952	$19,107	10	$42,711	$37,505	14
International direct	6,767	7,507	(10)	15,198	15,081	1
International licensees	3,588	3,291	9	7,918	7,212	10
National account practices	6,108	5,801	5	12,280	11,280	9
Self-funded marketing	1,395	1,812	(23)	2,888	4,739	(39)
Other	1,620	1,109	46	3,496	2,350	49
	$40,430	$38,627	5	$84,491	$78,167	8

Quarter Ended March 2, 2013 Compared with the Quarter Ended February 25, 2012

Sales

We offer a variety of training courses, consulting services, and training related products that are focused on solving organizational problems that require a change in human behavior.  Our training and consulting solutions are provided both domestically and internationally through our sales force, facilitators, international licensees, and through the internet on various web-based delivery platforms.  The following sales analysis for the quarter ended March 2, 2013 is based on activity through our primary delivery channels as shown above:

U.S./Canada Direct – This channel includes our four regional sales offices that serve our clients in the United States and Canada and our government services group.  During the quarter ended March 2, 2013, sales increased at our regional sales offices, which resulted in a $2.6 million improvement over the prior year.  Sales increases through our regional offices were generally broad based across our practices and were favorably impacted by increased facilitator sales during the quarter when compared with the prior year.  Increased sales at our regional offices were partially offset by a $0.8 million decrease in sales through our government services office as some programs were postponed or canceled due to changes in U.S. federal government spending required by sequestration.  The impact of U.S. federal spending reductions may continue to have an adverse impact on our government services office during the remainder of fiscal 2013 and in future periods.  However, we believe that our pipeline of awarded revenue through our regional sales offices continues to remain strong and our outlook for the remainder of fiscal 2013 is encouraging for continued overall growth over the prior year in this channel.

International Direct – Our directly owned international offices are located in Australia, Japan, and the United Kingdom.  The decrease in sales through our international direct offices was primarily due to a $0.8 million decrease in sales from our office in Japan, of which $0.7 million was due to the translation of Japanese Yen to U.S. dollars.  In functional currency, sales at our Japan office only declined by one percent compared to the second quarter of fiscal 2012.  We currently anticipate that the translation of Japanese Yen to the U.S. dollar will continue to have an adverse impact on our reported sales from Japan during the remainder of fiscal 2013.  Partially offsetting decreased sales from Japan were increased sales from our office in the United Kingdom.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  During the quarter ended March 2, 2013, many of our foreign licensees had increased training sales compared with the prior year, which resulted in a 9 percent increase in licensee royalty revenues compared with fiscal 2012.  We believe that our increased efforts to support our licensees through additional program training, international branding, and the introduction of new products has had a favorable impact on their sales growth and we expect future growth from our international licensee partners during fiscal 2013.

National Account Practices – Our national account practices are comprised of programs that are not typically offered in our regional sales offices and include Helping Clients Succeed from the Sales Performance Practice, The Leader In Me curriculum designed for students from our Education Practice, and Winning Customer Loyalty from our Customer Loyalty Practice.  The increase in national account practice sales was due to increased sales from our Education Practice, which increased by $1.2 million compared with the prior year.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations.  Increased Education Practice sales were partially offset by decreased Sales Performance Practice sales and essentially flat Customer Loyalty Practice sales.

Subsequent to March 2, 2013 we completed the acquisition of NinetyFive 5 LLC (NinetyFive 5), an entity that provides sales success training services that are highly complementary to our existing Sales Performance Practice offerings.  We believe the acquisition of NinetyFive 5 will significantly strengthen our Sales Performance Practice offerings and lead to increased sales in future periods.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  The decrease in self-funded marketing sales was primarily due to the timing of book and audio distribution royalties received in the second quarter of fiscal 2012 which did not repeat in the current year.  We expect to continue to release new publications in future periods and believe that these new publications will continue to show strong performance in the marketplace.

Other – Our other sales are comprised primarily of leasing and shipping and handling revenues.  The increase in other sales was primarily due to increased leasing revenues resulting from new lease contracts at our corporate headquarters.  We continue to have vacant space available for lease at our corporate headquarters campus and we are actively seeking new tenants for this available property to increase sales in future periods.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended March 2, 2013, our consolidated gross profit increased to $27.3 million compared with $25.0 million in the second quarter of fiscal 2012.  The increase in gross profit was attributable to increased sales, as described above, and improved gross margin.  Our gross margin for the quarter ended March 2, 2013 increased to 67.5 percent compared with 64.7 percent in the prior year.  Our improved gross margin was primarily due to increased facilitator sales in the U.S./Canada direct offices during the quarter and increased international licensee royalty revenues.  Facilitator sales and licensee royalty revenues have higher gross margins than the majority of our other services or revenue categories.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses increased $2.0 million compared with the second quarter of fiscal 2012.  The increase in SG&A expenses over the prior year was primarily due to 1) a $0.8 million increase in advertising and promotional costs that were primarily related to strategic initiatives which we believe had a favorable impact on the current quarter’s sales; 2) a $0.5 million increase in travel expenses related primarily to marketing and promotional activities, and increased training sales delivery during the quarter; 3) a $0.4 million increase in associate costs primarily related to the addition of new sales-related personnel and increased commissions on higher sales; and 4) a $0.4 million increase in legal expenses resulting primarily from a fiscal 2012 reimbursement of previously expensed legal costs for litigation that was settled in the prior year.  These increases were partially offset by decreased expenses in various other areas of our operations.

Depreciation – Depreciation expense decreased by $0.1 million compared to the second quarter of fiscal 2012 primarily due to certain assets becoming fully depreciated.  Based on acquisitions that occurred during the quarter and two quarters ended March 2, 2013 and expected capital asset activity during the remainder of fiscal 2013, we expect depreciation expense to total approximately $2.8 million for fiscal 2013.

Interest Income

The increase in interest income was primarily attributable to the accretion of interest on previously discounted long-term receivables from FC Organizational Products (FCOP).  Interest income is computed using the effective interest method using a rate of 15 percent, which was the discount rate at which these receivables were marked to estimated net present value (refer to the discussion below).

Discount on Related Party Receivable

We record receivables from FCOP for reimbursement of certain operating costs, such as warehousing and distribution costs, which are billed to us by third party providers, and for working capital and other advances that we make, even though we are not contractually required to make advances or absorb the losses of FCOP.  Based on expected payment, some of these receivables are recorded as long-term receivables and are required to be recorded at net present value.  We discounted the long-term portion of the FCOP receivable based on forecasted repayments at a discount rate of 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP.  The impact of this discount on long-term receivables added in the quarter ended March 2, 2013 was $0.1 million.

Income Taxes

Our effective tax rate for the quarter ended March 2, 2013 was 40 percent compared with 46 percent for the second quarter of fiscal 2012.  Our effective tax rate decreased primarily due to increased pre-tax income (which reduces the unfavorable impact on the effective rate of certain permanent items), reduced tax on income subject to both U.S. and foreign taxation, and reduced taxable income on outstanding management stock loans.

We anticipate that our cash paid for income taxes will remain less than our income tax provision during the foreseeable future as we utilize foreign tax credit carryforwards and other deferred income tax assets.  For instance, during the quarter ended March 2, 2013, we paid $0.5 million of cash for income taxes compared with an income tax provision of $1.1 million.  After utilization of our foreign tax credit carryforwards, which we currently expect to be fully utilized by fiscal 2016, we anticipate that our cash paid for income taxes will increase and approximate our income tax provision.

Two Quarters Ended March 2, 2013 Compared with the Two Quarters Ended February 25, 2012

Sales

Our consolidated sales for the first two quarters of fiscal 2013 increased $6.3 million, or 8 percent, compared with the corresponding period of the prior year.  The following sales analysis for the two quarters ended March 2, 2013 is based on activity through our primary delivery channels as defined in the discussion of the quarter ended March 2, 2013 compared with the quarter ended February 25, 2012, which precedes this section of the report.

U.S./Canada Direct – For the two quarters ended March 2, 2013, sales increased at our regional sales offices, which resulted in a $5.6 million improvement in these offices over the prior year.  Increased sales through our regional sales offices were generally broad based across our practices and were favorably impacted by increased facilitator sales during the first two quarters when compared with the prior year.  Increased sales at our regional offices were partially offset by a $0.4 million decrease in sales through our government services office as some programs were postponed or canceled during our second fiscal quarter due to changes in U.S. federal government spending required by sequestration.  The impact of U.S. federal spending reductions may continue to have an adverse impact on our government services office during the remainder of fiscal 2013 and in future periods.

International Direct –The slight increase in sales through our international direct offices was primarily driven by increased sales from our offices in Australia and the United Kingdom.  Increased sales in these offices were partially offset by decreased reported sales from our Japan office, caused primarily by the translation of Japanese Yen to the U.S. dollar that occurred primarily in our second fiscal quarter of 2013.  During the two quarters ended March 2, 2013 sales at our Japan office denominated in Yen have increased by 8 percent compared with the first two quarters of fiscal 2012.

International Licensees – During the two quarters ended March 2, 2013, most of our foreign licensees had increased training sales compared with the prior year, which resulted in increased licensee royalty revenues compared with the prior year.  We continue to be encouraged by the growth of our international licensee partners and expect royalty revenues to increase compared with the prior year throughout the remainder of fiscal 2013.

National Account Practices – The increase in national account practice sales was due to increased sales from our Education Practice, which increased by $2.6 million compared with the prior year.  Increased Education Practice sales were partially offset by decreased Sales Performance Practice sales and decreased Customer Loyalty Practice sales.

Self-Funded Marketing – The decrease in self-funded marketing sales was primarily due to book and audio distribution royalties received primarily in the first quarter of fiscal 2012 which did not repeat in the current fiscal year.

Other – The increase in other sales was primarily due to increased leasing revenues resulting from new lease contracts at our corporate headquarters.  We continue to have vacant space available for lease at our corporate headquarters campus and we are actively seeking new tenants for this available property to increase sales in future periods.

Gross Profit

For the two quarters ended March 2, 2013, our consolidated gross profit increased to $56.8 million compared with $51.5 million in the first two quarters of fiscal 2012.  The increase in gross profit was attributable to increased sales, as described above, and an improved gross margin in our second fiscal quarter.  Our gross margin for the two quarters ended March 2, 2013 increased to 67.3 percent compared with 65.9 percent in the prior year.  Our improved gross margin percentage was primarily due to increased facilitator sales in the U.S./Canada direct offices and increased international licensee royalty revenues in the first two quarters of fiscal 2013.  Facilitator sales and licensee royalty revenues have higher gross margins than the majority of our other services or revenue categories.

Operating Expenses

Selling, General and Administrative – Our SG&A expenses increased $3.5 million compared with the first two quarters of the prior year.  As a percent of sales, SG&A expenses increased slightly to 54.0 percent of sales compared with 53.8 percent of sales in the first two quarters of the prior year.  The increase in SG&A expenses was primarily due to 1) a $2.7 million increase in associate costs primarily related to the addition of new sales-related personnel and increased commissions on higher sales; 2) a $0.9 million increase in advertising and promotional costs that were primarily related to strategic initiatives that we believe had a favorable impact on the current fiscal year’s sales; and 3) a $0.9 million increase in travel expenses related primarily to marketing and promotional activities, and increased training sales delivery during the fiscal year.  These increases were partially offset by a $0.8 million decrease in non-cash share-based compensation, due primarily to the full amortization of awards granted in prior periods, and decreases in various other expense categories.

Depreciation – Depreciation expense for the two quarters ended March 2, 2013 decreased by $0.2 million compared with the same period of fiscal 2012 primarily due to certain assets becoming fully depreciated.

Interest Income

The increase in interest income was primarily attributable to the accretion of interest on previously discounted long-term receivables from FCOP.  Interest income is computed using the effective interest method using a rate of 15 percent, which was the discount rate at which these receivables were marked to estimated net present value as previously discussed.

Discount on Related Party Receivable

Based on expected payment, we discount long-term receivables from FCOP to their net present value.  We discounted the long-term portion of the FCOP receivable at a discount rate of 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP.  The impact of this discount on long-term FCOP receivables added during the two quarters ended March 2, 2013 was $0.3 million.  For more information on discounting FCOP long-term receivables, refer to the comparison of the quarter ended March 2, 2013 with the quarter ended February 25, 2012, which precedes this section of the report.

Income Taxes

Our effective tax rate for the two quarters ended March 2, 2013 was 39 percent compared with 46 percent in the first two quarters of fiscal 2012.  Our effective rate decreased primarily due to increased pre-tax income (which reduces the unfavorable impact on the effective rate of certain permanent items), reduced tax on income subject to both U.S. and foreign taxation, reduced taxable income on outstanding management stock loans, and the recognition of tax benefits following the completion of a routine Internal Revenue Service audit.

We anticipate that our cash paid for income taxes will remain less than our income tax provision during the foreseeable future as we utilize foreign tax credit carryforwards and other deferred income tax assets.  For instance, during the two quarters ended March 2, 2013, we paid $1.8 million of cash for income taxes compared with an income tax provision of $2.9 million.

LIQUIDITY AND CAPITAL RESOURCES

At March 2, 2013 our liquidity position continued to remain strong as we had $15.5 million of cash and cash equivalents, with no borrowings on our line of credit, compared with $11.0 million at August 31, 2012.  Our net working capital (current assets less current liabilities) increased to $32.5 million at March 2, 2013 compared with $27.5 million at August 31, 2012.  Of our $15.5 million in cash and cash equivalents at March 2, 2013, $4.6 million was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider foreign cash a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and proceeds from our available $10.0 million revolving line of credit when needed.  Our primary uses of liquidity include payments for operating activities, capital expenditures, working capital expansion, business acquisitions, and debt repayment.

Subsequent to March 2, 2013, we entered into the Third Modification Agreement (the Third Modification Agreement) to our previously existing amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The primary purposes of the Third Modification Agreement are to extend the maturity date of the Restated Credit Agreement from March 31, 2015 to March 31, 2016 and to increase the caps for permitted business acquisitions.  The Third Modification Agreement continues to provide a revolving line of credit facility with a maximum borrowing amount of $10.0 million with interest at LIBOR plus 2.50 percent.

We may use our line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the line of credit agreement.  The Restated Credit Agreement and subsequent modifications also contain customary representations and guarantees as well as provisions for repayment and liens.  In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including (i) a funded debt to EBITDAR ratio requirement of less than 3.00 to 1.00; (ii) a fixed charge coverage ratio requirement in excess of 1.5 to 1.0; and (iii) an $8.0 million limitation on capital expenditures, excluding capitalized curriculum development.  We believe that we were in compliance with the terms and covenants of the line of credit agreement for the quarter ended March 2, 2013.

In addition to our $10.0 million revolving line of credit facility, we have $1.3 million remaining on a term note payable, and we have a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the two quarters ended March 2, 2013.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of goods and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in products sold, and to fund working capital needs.  Our cash provided by operating activities totaled $10.2 million for the two quarters ended March 2, 2013 compared with $9.2 million for the same period of the prior year.  The increase in cash flows from operating activities was primarily attributable to increased net income, collections of accounts receivable, and increased cash received from FC Organizational Products.  These increases were partially offset by increased payments to reduce seasonally high accrued liabilities (primarily accrued bonuses and commissions) and accounts payable.  We believe that our continued efforts to improve working capital balances and increase income from operations will improve our cash flows from operating activities during future periods.  However, the success of these efforts, and their eventual contribution to our cash flows, is dependent upon numerous factors, many of which are not within our control.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the two quarters ended March 2, 2013 totaled $2.5 million.  Our primary uses of cash for investing activities were the purchase of property and equipment in the normal course of business and additional spending on curriculum development.  Our purchases of property and equipment, which totaled $1.4 million, consisted primarily of computer hardware, leasehold improvements, and computer software.  We spent $1.1 million during the first half of fiscal 2013 that was eligible to be capitalized for the development of various new curriculums and offerings.

Subsequent to March 2, 2013 we completed the acquisition of NinetyFive 5, an entity that provides sales success training services.  The consideration for the acquisition consists of an initial $4.2 million, and additional potential earnout payments up to a maximum of $8.5 million based on cumulative EBITDA as set forth in the purchase agreement.  We also paid $2.2 million to the former owners of CoveyLink Worldwide, LLC (CoveyLink) for the fourth of five contingent earnout payments.  The acquisition of NinetyFive 5 and the payment of the contingent earnout to the former owners of CoveyLink will increase our use of cash for investing activities in future periods.

Cash Flows From Financing Activities

For the two quarters ended March 2, 2013 we used $2.9 million of net cash for financing activities.  Our uses of cash for financing activities consisted primarily of $2.0 million used for principal payments on our term loan and long-term financing obligation, and $1.2 million used to repurchase shares of common stock (including shares withheld for statutory taxes on share-based compensation awards) that occurred primarily during our first quarter of fiscal 2013.  Partially offsetting these uses of cash was $0.2 million of cash received from participants in our employee stock purchase plan.

During fiscal 2012 we announced the approval of a plan to repurchase up to $10.0 million of our common stock.  We intend to use cash in excess of $10.0 million, provided we have no balance outstanding on our line of credit, for the purchases.  Through March 2, 2013, we have purchased a total of 73,320 shares of our common stock for $0.8 million.  We anticipate that the purchases of our common stock under this approved plan will increase the use of cash for financing activities in future periods provided that we maintain adequate liquidity to allow for the purchases.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligation and term loan payable, and meet other working capital requirements during fiscal 2013 through current cash balances and future cash flows from operating activities.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available line of credit and other financing alternatives, if necessary, for these expenditures.  Subsequent to March 2, 2013 we extended the maturity date on our line of credit to March 2016 and we expect to renew the line of credit on an annual basis in future periods to maintain the three-year availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

FC Organizational Products is contractually obligated to pay us for rented warehouse and office space, a portion of the fixed costs for warehousing and distribution facilities, and is primarily liable for leasing costs at its retail stores.  As of March 2, 2013 we remain secondarily liable for only $0.1 million of retail store leasing costs.  In the event that FCOP is unable to pay these items, our liquidity, cash flows, and operating results may be adversely affected.

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

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at March 2, 2013 would decrease our reported income from operations by approximately $0.1 million.

Related Party Receivable

At March 2, 2013 we had receivables from FC Organizational Products, an entity in which we own 19.5 percent, for reimbursement of certain operating costs, such as warehousing and distribution costs, which are billed to us by third party providers, and for working capital and other advances that we made during fiscal 2012, even though we are not obligated to provide advances to, or fund the losses of FCOP.  We make use of estimates to account for these receivables, including estimates of the collectability of amounts receivable from FCOP in future periods.  In accordance with applicable accounting guidance, a portion of these receivables is classified as non-current, and we are required to discount the long-term portion of these receivables to its net present value using an estimated effective borrowing rate for FCOP.

We estimated the effective risk-adjusted borrowing rate to discount additions to the long-term portion of the FCOP receivable at 15 percent, which was recorded as a discount on a related party receivable in our condensed consolidated income statements.  Our estimate of the effective borrowing rate required us to estimate a variety of factors, including the availability of debt financing for FCOP, projected borrowing rates for comparable debt, and the timing and our ability to realize projected cash flows from FCOP.  These estimates were based on information known at the time of the preparation of these financial statements.  A change in the assumptions and factors used, including estimated interest rates, may change the amount of discount taken.  Due to the small amount added to the receivable in the quarter ended March 2, 2013, a one percent increase in the discount rate used for receivables discounted during the quarter ended March 2, 2013 would have had an immaterial impact on our income before income taxes.

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

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are reduced to their fair market value through the use of inventory valuation reserves, which are recorded during the normal course of business.  Our inventory valuation calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory valuation methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have an adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory valuation reserves at March 2, 2013 would decrease our reported income from operations by $0.1 million.

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and goodwill balances are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset was generated by the merger with the Covey Leadership Center and has been deemed to have an indefinite life.  This intangible asset is quantitatively tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and international licensee royalties.  Our goodwill at March 2, 2013 was generated by the acquisition of CoveyLink Worldwide, LLC during fiscal 2009 and the subsequent payment of the first two of five possible contingent annual earnout payments as required in the acquisition agreement.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales levels, future training and consulting sales activity, anticipated expenses, future gross margins, the effects of the acquisition of NinetyFive 5, the release of new services or products, the adequacy of existing capital resources, our ability to extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations, projected cost reduction and strategic initiatives, expected levels of depreciation expense, expectations regarding tangible and intangible asset valuations, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in cash flows from operating activities, expected improvements in our working capital, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected repayment of our term loan payable, expected collection of amounts receivable from FC Organizational Products LLC, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2012, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.  During the quarter or two quarters ended March 2, 2013, we did not utilize any foreign currency or interest rate derivative instruments.

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

Item 6.            EXHIBITS

(A)	Exhibits:

10.1
Asset Purchase Agreement made as of March 11, 2013 by and among NinetyFive 5 LLC and Franklin Covey Client Sales, Inc. and other parties thereto (filed as exhibit 2.1 to a current report on Form 8-K filed with the Commission on March 14, 2013 and incorporated by reference herein).

10.2
Third Modification Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 25, 2013 (filed as exhibit 10.1 to a current report on Form 8-K filed with the Commission on March 26, 2013 and incorporated by reference herein).

10.3
Consent and Agreement of Guarantor by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 25, 2013 (filed as exhibit 10.2 to a current report on Form 8-K filed with the Commission on March 26, 2013 and incorporated by reference herein).

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer.**
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer.**
32	Section 1350 Certifications.**
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

          **Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date:	April 11, 2013	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	April 11, 2013	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)