Form 10-Q
period 2013-06-01
FRANKLIN COVEY CO
filed 2013-07-11
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2013

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

16,352,121 shares of Common Stock as of June 28, 2013

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 1,	August 31,
	2013	2012
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$8,903	$11,011
Accounts receivable, less allowance for doubtful accounts of $677 and $851	37,117	38,087
Receivable from related party	2,844	3,588
Inventories	4,091	4,161
Deferred income tax assets	3,481	3,634
Prepaid expenses and other current assets	4,643	3,714
Total current assets	61,079	64,195

Property and equipment, net	17,672	18,496
Intangible assets, net	61,027	59,205
Goodwill	16,124	9,172
Long-term receivable from related party	4,224	3,478
Other long-term assets	9,310	9,534
	$169,436	$164,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$1,101	$992
Current portion of bank note payable	833	2,500
Accounts payable	6,868	7,758
Income taxes payable	667	869
Accrued liabilities	22,801	24,530
Total current liabilities	32,270	36,649

Financing obligation, less current portion	27,677	28,515
Bank note payable, less current potion	-	208
Other liabilities	5,668	1,152
Deferred income tax liabilities	7,195	7,001
Total liabilities	72,810	73,525

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	207,747	182,534
Common stock warrants	-	5,260
Retained earnings	32,709	26,110
Accumulated other comprehensive income	2,113	3,410
Treasury stock at cost, 10,767 shares and 9,365 shares	(147,296)	(128,112)
Total shareholders’ equity	96,626	90,555
	$169,436	$164,080

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	June 1,	May 26,	June 1,	May 26,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net sales:
Training and consulting services	$42,378	$38,213	$121,185	$110,201
Products	1,428	2,291	4,995	7,057
Leasing	1,053	770	3,170	2,183
	44,859	41,274	129,350	119,441
Cost of sales:
Training and consulting services	14,281	13,585	39,809	37,417
Products	665	1,142	1,836	3,124
Leasing	478	403	1,428	1,233
	15,424	15,130	43,073	41,774
Gross profit	29,435	26,144	86,277	77,667

Selling, general, and administrative	23,661	21,448	69,295	63,535
Depreciation	752	680	2,175	2,374
Amortization	960	622	2,201	1,879
Income from operations	4,062	3,394	12,606	9,879

Interest income	158	2	446	10
Interest expense	(578)	(613)	(1,766)	(1,873)
Discount on related party receivable	(135)	-	(418)	-
Other income, net	20	-	20	-
Income before income taxes	3,527	2,783	10,888	8,016
Provision for income taxes	(1,416)	(1,166)	(4,289)	(3,575)
Net income	$2,111	$1,617	$6,599	$4,441

Net income per share:
Basic	$0.13	$0.09	$0.37	$0.25
Diluted	0.13	0.09	0.36	0.24

Weighted average number of common shares:
Basic	16,330	17,797	17,680	17,765
Diluted	16,421	18,316	18,469	18,200

COMPREHENSIVE INCOME
Net income	$2,111	$1,617	$6,599	$4,441
Foreign currency translation adjustments, net of tax	(358)	(25)	(1,297)	(332)
Comprehensive income	$1,753	$1,592	$5,302	$4,109

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Quarters Ended
	June 1,	May 26,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,599	$4,441
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	4,381	4,303
Share-based compensation cost	1,933	3,301
Amortization of capitalized curriculum costs	1,447	1,353
Deferred income taxes	196	1,702
Other income	(20)	-
Loss on disposals of property and equipment	3	21
Changes in assets and liabilities:
Decrease in accounts receivable, net	447	598
Decrease (increase) in inventories	(130)	458
Increase in receivable from related party	(2)	(542)
Increase in prepaid expenses and other assets	(927)	(209)
Decrease in accounts payable and accrued liabilities	(5,387)	(6,723)
Decrease in income taxes payable	(108)	(20)
Increase (decrease) in other long-term liabilities	480	(5)
Net cash provided by operating activities	8,912	8,678

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,830)	(1,428)
Curriculum development costs	(1,620)	(1,758)
Acquisition of business	(1,125)	-
Payment of contingent business acquisition costs	(2,235)	-
Net cash used for investing activities	(6,810)	(3,186)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	-	8,523
Payments on line of credit borrowings	-	(8,523)
Principal payments on notes payable financing	(1,875)	(1,667)
Principal payments on financing obligation	(786)	(661)
Purchases of common stock for treasury	(1,445)	(21)
Proceeds from sales of common stock held in treasury	335	320
Payments for exercises of common stock warrants	(55)	-
Net cash used for financing activities	(3,826)	(2,029)
Effect of foreign currency exchange rates on cash and cash equivalents	(384)	(14)
Net increase (decrease) in cash and cash equivalents	(2,108)	3,449
Cash and cash equivalents at the beginning of the period	11,011	3,016
Cash and cash equivalents at the end of the period	$8,903	$6,465

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,719	$1,715
Cash paid for interest	1,753	1,869

Non-cash investing and financing activities:
Acquisition of business financed by accrued liabilities	$3,075	$-
Purchases of property and equipment financed by accounts payable	183	182

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’EQUITY
(in thousands and unaudited)

						Accumulated
						Other
	Common	Common	Additional	Common	Retained	Comprehensive	Treasury	Treasury
	Stock Shares	Stock Amount	Paid-In Capital	Stock Warrants	Earnings	Income	Stock Shares	Stock Amount

Balance at August 31, 2012	27,056	$1,353	$182,534	$5,260	$26,110	$3,410	(9,365)	$(128,112)
Issuance of common stock
from treasury			(3,314)				265	3,649
Purchase of treasury shares							(113)	(1,309)
Common stock warrant
activity			(18,273)	(5,260)			1,708	23,477
Share-based compensation			1,933
Unvested share award			(421)				31	421
Cumulative translation
adjustments						(1,297)
Management stock loan
payments			45,299				(3,296)	(45,433)
Other			(11)				3	11
Net income					6,599
Balance at June 1, 2013	27,056	$1,353	$207,747	$-	$32,709	$2,113	(10,767)	$(147,296)

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a global company specializing in performance improvement.  We help organizations achieve results that require a change in human behavior and our mission is to “enable greatness in people and organizations everywhere.”  Our expertise is in the following seven areas: Leadership, Execution, Productivity, Trust, Sales Performance, Customer Loyalty, and Education and we believe that there are four important characteristics that distinguish us from our competitors.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that ended on December 1, 2012, March 2, 2013, and June 1, 2013 during fiscal 2013.  Under the modified 52/53-week fiscal year, the three quarters ended June 1, 2013 had four more business days than the three quarters ended May 26, 2012.  Unless otherwise noted, references to fiscal years apply to the 12 months ended on August 31 of the specified year.

The results of operations for the quarter ended June 1, 2013 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2013, or for any future periods.

At June 1, 2013, the carrying value of our financial instruments approximated their fair values.

NOTE 2 – ACQUISITION OF NINETYFIVE 5 LLC

On March 11, 2013 we acquired substantially all of the assets of NinetyFive 5 LLC (NinetyFive 5).  NinetyFive 5 provides sales success training services that complement our existing sales performance curriculum and we expect NinetyFive 5 to become a key component of our Sale Performance Practice in future periods.  The purchase price was $4.2 million in cash, payable in four installments through December 6, 2013, plus contingent earnout payments up to a maximum of $8.5 million, based on cumulative earnings before interest, income taxes, depreciation, and amortization (EBITDA) as set forth in the purchase agreement.

The following table summarizes the preliminary estimated fair values of the assets acquired, liabilities assumed, and separately identifiable intangible assets at the acquisition date (in thousands):

Computer equipment	$14
Intangible assets	3,989
Goodwill	4,717
Loss on content license	951
Purchase price payable (accrued liabilities)	(3,475)
Contigent earn-out liability (other long-term liabilities)	(4,100)
Gain on equity interest	(971)
Cash paid	$1,125

The final purchase price allocation is subject to further analysis of various items, including the fair value calculations related to identified intangible assets, contingent acquisition payments, and gains and losses associated with our ownership interest and previously existing contractual arrangements.  To date, we have incurred $0.1 million of acquisition costs, which were recorded as selling, general, and administrative expenses in our consolidated income statements.  The acquisition of NinetyFive 5 had an immaterial impact on our consolidated income statements for the quarter and three quarters ended June 1, 2013 and the acquisition of NinetyFive 5 was determined to be insignificant as defined by Regulation S-X.  NinetyFive 5 had total sales of $8.7 million (unaudited) for the year ended December 31, 2012.

Prior to the acquisition date, NinetyFive 5 operated under an agreement that granted them a worldwide, non-exclusive, and royalty-free license to use specified Company content.  As consideration for this license agreement, we obtained an equity interest in NinetyFive 5 and we owned 10.5 percent of NinetyFive 5 at the acquisition date.  We were also entitled to receive ownership distributions, which were immaterial to our consolidated income statements in the periods received.  In connection with the acquisition of NinetyFive 5, and in accordance with Accounting Standards Codification 805, Business Combinations, we revalued our ownership interest to fair value at the acquisition date and determined the fair value of the reacquired license rights.  In accordance with the preliminary valuation of our ownership interest, we recognized a $1.0 million gain from the purchase transaction for the amount by which the fair value of our equity interest exceeded its carrying value.  We then considered whether the reacquired license rights were favorable or unfavorable to the terms of a current market transaction to determine the need to recognize a settlement gain or loss.  Based on the preliminary valuation of the reacquired license rights, we recognized a $1.0 million settlement loss.  The combination of the preliminary gain from our ownership interest in NinetyFive 5 and the preliminary loss from the reacquired license rights resulted in an insignificant gain, which was recorded as other income on our consolidated income statements for the quarter and three quarters ended June 1, 2013.

Based on the preliminary purchase allocation, acquired intangible assets are being amortized over a weighted average life of four years and are comprised of the following (in thousands).

Category of		Estimated Useful
Intangible Asset	Amount	Life

Internally developed software	$2,049	3 years
Customer relationships	1,574	5 years
Tradename	242	5 years
Non-compete agreements	124	5 years
	$3,989

The goodwill generated by the transaction is primarily attributable to the organization, methodologies, and related processes developed by NinetyFive 5 that complement our existing sales performance curriculum.  We expect the acquisition of NinetyFive 5 and its integration into our Sales Performance Practice will be highly synergistic for our clients.  All of the goodwill generated from the acquisition of NinetyFive 5 is anticipated to be deductible for income tax purposes.  A reconciliation of our consolidated goodwill from August 31, 2012 to June 1, 2013 is as follows (in thousands).

Goodwill Amount
Balance at August 31, 2012	$9,172
Acquisition of NinetyFive 5	4,717
CoveyLink acquisition contingent
earnout payment	2,235
Impairments	-
Balance at June 1, 2013	$16,124

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands).

	June 1,	August 31,
	2013	2012
Finished goods	$3,992	$4,028
Raw materials	99	133
	$4,091	$4,161

NOTE 4 – COVEYLINK ACQUISITION EARNOUT PAYMENT

During March 2013, we paid $2.2 million to the former owners of CoveyLink Worldwide, LLC (CoveyLink) for the fourth of five potential annual earnout payments.  The annual contingent earnout payments are based on earnings growth over the specified measurement period and are classified as goodwill on our consolidated balance sheets when paid.  The former owners of CoveyLink include Stephen M.R. Covey, who is the brother of one of our named executive officers.  For a reconciliation of our consolidated goodwill from August 31, 2012 through June 1, 2013 refer to the table included in Note 2 herein.

NOTE 5 – LINE OF CREDIT RENEWAL

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

The other terms, conditions, and financial covenants in the Third Modification Agreement are substantially the same as those defined in the Restated Credit Agreement as amended and modified.  In the event of noncompliance with the financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on our note payable to the bank and the line of credit facility.  We believe that we were in compliance with the terms and covenants of the Third Modification Agreement at June 1, 2013.

NOTE 6 – SHAREHOLDERS’ EQUITY

Management Common Stock Loan Program

During fiscal 2000, certain members of our management team purchased shares of our common stock under the Management Common Stock Loan Program.  Subsequent to a modification to the loans in fiscal 2004, the loans were accounted for as non-recourse stock compensation instruments.  Following a modification in fiscal 2006, approximately 94 percent of the remaining shares outstanding under the loan program were placed into an escrow account.  Under the terms of the fiscal 2006 modification, the Company had the right to purchase and redeem from loan participants the number of loan program shares necessary to satisfy the participant’s obligation if the Company’s share price reached the breakeven price.

During the second quarter of fiscal 2013, we determined that the breakeven price for management stock loans with shares held in escrow was achieved.  Accordingly, we transferred 3.3 million shares of common stock held by management loan participants in escrow to our transfer agent as full payment on the loans.  These shares were valued at the closing market price of our common stock on the date the breakeven price was achieved and were added to our treasury stock with a corresponding increase to additional paid-in capital.

Common Stock Warrants

Our common stock warrants with an exercise price of $8.00 per share expired on March 8, 2013.  Over the life of the warrants, we issued 2.3 million shares of our common stock, including 1.7 million shares issued in fiscal 2013, and paid $0.1 million for net cash exercises.  Knowledge Capital Investment Group, a related entity that originally held a warrant to purchase 5,913,402 shares of our common stock, exercised its warrant at various dates on a net share settlement basis according to terms of an exercise agreement, and received a total of 2,197,803 shares of our common stock.

NOTE 7 – SHARE-BASED COMPENSATION

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  The compensation cost of our share-based compensation plans is included in selling, general, and administrative expenses in the accompanying condensed consolidated income statements and no share-based compensation was capitalized during the quarter or three quarters ended June 1, 2013.  The total cost of our share-based compensation plans was as follows for the periods presented (in thousands).

	Quarter Ended		Three Quarters Ended
	June 1,	May 26,	June 1,	May 26,
	2013	2012	2013	2012
Performance awards	$360	$949	$1,061	$2,822
Management stock loan shares	-	-	497	-
Unvested share awards	100	87	284	252
Employee stock purchase plan	28	20	69	59
Fully vested share awards	-	-	22	-
Stock options	-	-	-	168
	$488	$1,056	$1,933	$3,301

The following is a description of recent developments in our share-based compensation plans.

Performance Awards

There were no performance awards granted or modified during the quarter ended June 1, 2013.  Compensation expense recognized during the quarter and three quarters ended June 1, 2013 for performance awards includes expense related to awards granted in previously reported periods for which the performance targets are probable of being achieved.

Management Stock Loan Shares

During the second quarter of fiscal 2013, we determined that the breakeven price for management stock loans with shares held in escrow was achieved.  Accordingly, we transferred 3.3 million shares of common stock held by management loan participants in escrow to our transfer agent as full payment on the loans.  Since these loans were accounted for as share-based instruments, we recorded $0.5 million of share-based compensation expense for the value of the common stock retained by management stock loan participants that was in excess of the breakeven value on the date the loans were repaid.

Unvested Share Awards

Our annual unvested share awards granted to non-employee members of our Board of Directors is administered under the terms of the Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  The annual unvested award is generally granted in January (following the annual shareholders’ meeting) of each year.  During January 2013, the fiscal 2012 award vested and was issued to the participating members of our Board of Directors.  For the fiscal 2013 award, each eligible director received a whole-share grant equal to $50,000 with a one-year vesting period, which resulted in a total of 30,672 shares granted to members of the Board of Directors under this program.  At June 1, 2013, there was $0.2 million of unrecognized compensation expense associated with the fiscal 2013 Board of Director unvested share award.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter and three quarters ended June 1, 2013, we issued 11,435 shares and 32,249 shares, respectively, to participants in the ESPP.

Stock Options

We have an incentive stock option plan whereby options to purchase shares of our common stock are issued to key employees at an exercise price not less than the fair market value of our common stock on the date of grant.  During the quarter ended June 1, 2013 we did not grant any new stock options or modify any existing stock option awards.  However, with the successful repayment of the management stock loan program, all 675,000 previously granted stock options that were outstanding at August 31, 2012 are now vested and exercisable.

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

Our effective tax rate for the quarter ended June 1, 2013 of approximately 40 percent resulted from income being taxed at statutory combined rates, increased by taxable interest on management common stock loans, nondeductible share-based compensation relating to management common stock loans, nondeductible executive compensation, and certain permanent items.

However, due to the utilization of foreign tax credit carryforwards and other deferred income tax assets, we expect our cash paid for income taxes will remain significantly less than our income tax provision through fiscal 2015.  During the three quarters ended June 1, 2013, we paid $2.7 million of cash for income taxes compared with an income tax provision of $4.3 million during the same period.

NOTE 9 – EARNINGS PER SHARE

Basic earnings per common share (EPS) is calculated by dividing net income or loss by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income or loss by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “if converted” method, as appropriate.  Prior to the collection of the management stock loans in the second quarter of fiscal 2013, the 3.3 million management common stock loan shares held in escrow were included in our basic EPS calculation during periods of net income and were excluded from the basic EPS calculation in periods of net loss because they were determined to be participating securities and continued to have equivalent common stock dividend rights.  These shares were not outstanding during the quarter ended June 1, 2013 and the number of common shares outstanding declined substantially compared with prior fiscal quarters.

The following table presents the computation of our EPS for the periods indicated (in thousands, except per share amounts).

	Quarter Ended		Three Quarters Ended
	June 1,	May 26,	June 1,	May 26,
	2013	2012	2013	2012
Numerator for basic and
diluted earnings per share:
Income before income taxes	$3,527	$2,783	$10,888	$8,016
Provision for income taxes	(1,416)	(1,166)	(4,289)	(3,575)
Net income	$2,111	$1,617	$6,599	$4,441

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding(1)	16,330	17,797	17,680	17,765
Effect of dilutive securities:
Stock options and other
share-based awards	91	10	80	22
Common stock warrants	-	509	709	413
Diluted weighted average
shares outstanding	16,421	18,316	18,469	18,200

EPS Calculations:
Net income per share:
Basic	$0.13	$0.09	$0.37	$0.25
Diluted	0.13	0.09	0.36	0.24

(1) Since we recognized net income for all of the periods presented in this report, basic weighted average shares for the three quarters ended June 1, 2013 (for the period outstanding) and for the quarter and three quarters ended May 26, 2012 include 3.3 million shares of common stock held by management stock loan participants that were placed in escrow.

At June 1, 2013 and May 26, 2012, we had approximately 0.2 million and 0.7 million stock options outstanding that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of our common shares for the respective periods.  Although these shares were not included in our calculation of diluted EPS, these stock options, and other dilutive securities, including performance share-based compensation instruments, may have a dilutive effect on our EPS calculation in future periods if the price of our common stock increases.

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

The Company’s chief operating decision maker is the Chief Executive Officer, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts calculated by other companies.  For segment reporting purposes, our consolidated Adjusted EBITDA can be calculated as our income from operations excluding share-based compensation, depreciation expense, amortization expense, and certain other charges.

In the normal course of business, we may make structural and cost allocation revisions to our segment information to reflect new reporting responsibilities within the organization.  There were no significant organizational or structural changes during the quarter or three quarters ended June 1, 2013 that would affect the comparability of the segment information presented.  We account for our segment information on the same basis as the accompanying condensed consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)

	Sales to
Quarter Ended	External		Adjusted
June 1, 2013	Customers	Gross Profit	EBITDA	Depreciation	Amortization

U.S./Canada	$35,198	$21,958	$3,651	$320	$957
International	8,608	6,901	3,801	79	3
Total	43,806	28,859	7,452	399	960
Corporate and eliminations	1,053	576	(1,190)	353	-
Consolidated	$44,859	$29,435	$6,262	$752	$960

Quarter Ended
May 26, 2012

U.S./Canada	$31,678	$18,904	$3,840	$288	$618
International	8,826	6,873	3,153	83	4
Total	40,504	25,777	6,993	371	622
Corporate and eliminations	770	367	(1,241)	309	-
Consolidated	$41,274	$26,144	$5,752	$680	$622

Three Quarters Ended
June 1, 2013

U.S./Canada	$94,803	$59,367	$8,135	$886	$2,193
International	31,377	25,166	14,155	244	8
Total	126,180	84,533	22,290	1,130	2,201
Corporate and eliminations	3,170	1,744	(3,375)	1,045	-
Consolidated	$129,350	$86,277	$18,915	$2,175	$2,201

Three Quarters Ended
May 26, 2012

U.S./Canada	$86,445	$52,712	$8,756	$1,157	$1,867
International	30,813	24,004	12,214	274	12
Total	117,258	76,716	20,970	1,431	1,879
Corporate and eliminations	2,183	951	(3,537)	943	-
Consolidated	$119,441	$77,667	$17,433	$2,374	$1,879

A reconciliation of our consolidated Adjusted EBITDA to consolidated income from continuing operations before taxes is provided below (in thousands).

	Quarter Ended		Three Quarters Ended
	June 1,	May 26,	June 1,	May 26,
	2013	2012	2013	2012
Enterprise Adjusted EBITDA	$7,452	$6,993	$22,290	$20,970
Corporate expenses	(1,190)	(1,241)	(3,375)	(3,537)
Consolidated Adjusted EBITDA	6,262	5,752	18,915	17,433
Share-based compensation	(488)	(1,056)	(1,933)	(3,301)
Depreciation	(752)	(680)	(2,175)	(2,374)
Amortization	(960)	(622)	(2,201)	(1,879)
Consolidated income from operations	4,062	3,394	12,606	9,879
Interest income	158	2	446	10
Interest expense	(578)	(613)	(1,766)	(1,873)
Discount on related party receivable	(135)	-	(418)	-
Other income, net	20	-	20	-
Income before taxes	$3,527	$2,783	$10,888	$8,016

NOTE 11 – INVESTMENT IN FC ORGANIZATIONAL PRODUCTS

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

We are required to account for our investment in FCOP using the equity method of accounting and we have historically recorded our share of FCOP’s profit and loss based upon specified allocations as defined in the associated operating agreement.  However, we have not recorded our share of FCOP’s losses in the accompanying condensed consolidated income statements because we have impaired and written off investment balances in previous periods, as defined within the applicable accounting guidance, in excess of our share of FCOP’s losses through June 1, 2013.

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

At June 1, 2013 and August 31, 2012, respectively, we had $7.1 million receivable from FCOP, which are classified as current assets and long-term assets in our condensed consolidated balance sheets based on expected payment dates.  The long-term receivable has been discounted using a rate of 15 percent.

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

RESULTS OF OPERATIONS

Overview

Our third fiscal quarter includes the months of March, April, and May.  The third quarter of fiscal 2013 was the strongest third fiscal quarter ever under our current business model, and continued the growth and favorable momentum that we experienced during fiscal 2012 and the first half of fiscal 2013 as sales increased in nearly all of our major delivery channels and our net income increased compared with the prior year.  Our consolidated sales increased by $3.6 million, or nine percent, to $44.9 million in the third quarter of fiscal 2013 compared with $41.3 million in the third quarter of fiscal 2012.  Due to increased sales and an improved gross margin, our gross profit increased to $29.4 million compared with $26.1 million in the prior year.  Our income from operations for the quarter increased $0.7 million, or 20 percent, to $4.1 million compared with $3.4 million in the prior year and our income before income taxes increased 27 percent to $3.5 million compared with $2.8 million in the third quarter of fiscal 2012.  Improved operating results flowed through to net income, which increased 31 percent to $2.1 million, or $.13 per diluted share, compared with $1.6 million, or $.09 per diluted share, in the third quarter of the prior year.

During the quarter ended June 1, 2013 we completed the acquisition of NinetyFive 5 LLC, an entity that provides sales success training services that complement our existing sales performance curriculum.  We are pleased to add the synergistic capabilities of NinetyFive 5 to our Sales Performance Practice and expect that this acquisition will have a favorable impact on our consolidated financial statements in future periods.

The primary factors that influenced our operating results for the quarter ended June 1, 2013 were as follows:

•
Sales – Our consolidated sales increased to $44.9 million compared with $41.3 million in the third quarter of fiscal 2012.  Sales increased at our U.S./Canada direct offices, including our government services office; at our international direct offices; at many of our international licensees; from our national account practices; and from increased leasing revenues on our corporate campus.  Sales growth was broadly based across most of our practices and included significant growth in facilitator sales and intellectual property license revenues.

•
Gross Profit – Our gross profit for the quarter increased 13 percent to $29.4 million compared with $26.1 million in the prior year due to increased sales and improved gross margin.  Our consolidated gross margin, which is gross profit as a percentage of sales, improved to 65.6 percent compared with 63.3 percent in the third quarter of fiscal 2012.

•
Operating Expenses – Our operating expenses increased by $2.6 million compared with the third quarter of the prior year, which was primarily due to a $2.2 million increase in selling, general, and administrative expenses, a $0.3 million increase in intangible asset amortization expense, and a $0.1 million increase in depreciation expense.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

The following table sets forth consolidated sales data by category and by our primary delivery channels for the periods indicated (in thousands).

	Quarter Ended			Three Quarters Ended
	June 1, 2013	May 26, 2012	Percent Change	June 1, 2013	May 26, 2012	Percent Change
Sales by Category:
Training and consulting services	$42,378	$38,213	11	$121,185	$110,201	10
Products	1,428	2,291	(38)	4,995	7,057	(29)
Leasing	1,053	770	37	3,170	2,183	45
	$44,859	$41,274	9	$129,350	$119,441	8

Sales by Channel:
U.S./Canada direct	$25,139	$22,736	11	$67,850	$60,241	13
International direct	5,143	5,612	(8)	20,341	20,693	(2)
International licensees	3,749	3,581	5	11,667	10,793	8
National account practices	8,077	5,917	37	20,356	17,197	18
Self-funded marketing	1,317	2,132	(38)	4,205	6,871	(39)
Other	1,434	1,296	11	4,931	3,646	35
	$44,859	$41,274	9	$129,350	$119,441	8

Quarter Ended June 1, 2013 Compared with the Quarter Ended May 26, 2012

Sales

We offer a variety of training courses, consulting services, and training related products that are focused on solving organizational problems which require a change in human behavior.  Our training and consulting solutions are provided both domestically and internationally through our sales force, client facilitators, international licensees, and through the internet on various web-based delivery platforms.  The following sales analysis for the quarter ended June 1, 2013 is based on activity through our primary delivery channels as shown above.

U.S./Canada Direct – This channel includes our four regional sales offices that serve our clients in the United States and Canada and our government services group.  During the quarter ended June 1, 2013, sales increased at our regional sales offices and government services group, which resulted in a $2.4 million improvement over the prior year.  Sales increases at our regional offices were generally broad based across our practices and were favorably impacted by increased facilitator sales, intellectual property license sales, and strategic marketing events that were held during the quarter.  Our pipeline of awarded revenue through our regional sales offices continues to remain strong and our outlook for the remainder of fiscal 2013 is encouraging for continued overall growth over the prior year in this channel.  However, we anticipate sales through our government services office during the fourth quarter of fiscal 2013 will be adversely impacted by the contracting timeframe for a large governmental contract. The annual renewal of this contract occurred during our third quarter in fiscal 2012 and favorably affected sales in the fourth quarter of the prior year. This year, the contract renewal process is scheduled to occur during the first quarter of fiscal 2014.

International Direct – Our directly owned international offices are located in Australia, Japan, and the United Kingdom.  Sales increased at each of our international direct offices compared with the prior year.  However, the impact of a weakening Yen against United States Dollars resulted in a $0.5 million decrease in translated sales from our office in Japan when compared with the prior year.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  During the quarter ended June 1, 2013, many of our foreign licensees had increased training sales compared with the prior year, which resulted in a five percent increase in licensee royalty revenues compared with fiscal 2012.  We believe that our increased efforts to support our licensees through additional program training, international branding, and the introduction of new products has had a favorable impact on their sales growth and we expect future growth from our international licensee partners during fiscal 2013.

National Account Practices – Our national account practices are comprised of programs that are not typically offered in our regional sales offices and include Helping Clients Succeed from the Sales Performance Practice, The Leader In Me curriculum designed for students from our Education Practice, and Winning Customer Loyalty from our Customer Loyalty Practice.  The increase in national account practice sales was due to increased sales from our Education and Sales Performance Practices.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to a $1.5 million, or 63 percent, increase in Education Practice revenues compared to the prior year.  We completed the acquisition of NinetyFive 5 during the quarter ended June 1, 2013, which was added as a component of the Sales Performance Practice.  Primarily as a result of this acquisition, our Sales Performance Practice sales increased by $0.9 million compared to the prior year.  These increases were partially offset by a decrease in Customer Loyalty Practice sales.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  The decrease in self-funded marketing sales was primarily due to the timing of book royalties received for a new publication in the third quarter of fiscal 2012 which did not repeat in the current year.  We expect to continue to release new publications in future periods and believe that these new publications will continue to show strong performance in the marketplace.

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

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended June 1, 2013, our consolidated gross profit increased to $29.4 million compared with $26.1 million in the third quarter of fiscal 2012.  The increase in gross profit was attributable to increased sales, as described above, and improved gross margin.  Our gross margin for the quarter ended June 1, 2013 increased to 65.6 percent compared with 63.3 percent in the prior year.  The improved gross margin in fiscal 2013 was primarily due to increased facilitator sales (versus onsite presentations) at our U.S./Canada direct offices and increased intellectual property license revenues.  Facilitator sales and intellectual property license revenues have higher gross margins than the majority of our other services or revenue categories.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses increased $2.2 million compared with the third quarter of the prior year.  The increase in SG&A expenses over the prior year was primarily due to 1) a $2.1 million increase in associate costs primarily related to the addition of new sales-related personnel and additional commissions on increased sales; 2) a $0.4 million increase in advertising and promotional costs that were primarily related to strategic initiatives which we believe had a favorable impact on the current quarter’s sales; and 3) a $0.2 million increase in travel expenses related primarily to marketing activities and increased training sales delivery during the quarter.  These increases were partially offset by a $0.6 million decrease in share-based compensation expense compared with the same quarter of fiscal 2012.

Depreciation – Depreciation expense increased by $0.1 million compared with the prior year due to the addition of fixed assets during fiscal 2013.  Based on acquisitions that have occurred during the three quarters ended June 1, 2013 and expected capital asset activity during the remainder of fiscal 2013, we expect our depreciation expense to total approximately $3.0 million for fiscal 2013.

Amortization – Our consolidated amortization expense increased by $0.3 million compared with the prior year due to the acquisition of NinetyFive 5 during the quarter ended June 1, 2013.  Due to the amortization of acquisition intangibles from the NinetyFive 5 transaction, we expect our amortization expense to total $3.2 million for fiscal 2013.

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

Discount on Related Party Receivable

We record receivables from FCOP for reimbursement of certain operating costs, such as warehousing and distribution costs, which are billed to us by third party providers, and for working capital and other advances that we make, even though we are not contractually required to make advances or absorb the losses of FCOP.  Based on expected payment, some of these receivables are recorded as long-term receivables and are required to be recorded at net present value.  We discounted the long-term portion of the FCOP receivable based on forecasted repayments at a discount rate of 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP.  The impact of this discount on long-term receivables added in the quarter ended June 1, 2013 was $0.1 million.

Income Taxes

Our effective tax rate for the quarter ended June 1, 2013 was 40 percent compared with 42 percent for the third quarter of fiscal 2012.  Our effective tax rate decreased primarily due to increased pre-tax income (which reduces the unfavorable impact on the effective rate of certain permanent items), reduced tax on income subject to both U.S. and foreign taxation, and reduced taxable income on management stock loans.

We anticipate that our cash paid for income taxes will remain less than our income tax provision during the foreseeable future as we utilize foreign tax credit carryforwards and other deferred income tax assets.  For instance, during the quarter ended June 1, 2013, we paid $0.9 million of cash for income taxes compared with an income tax provision of $1.4 million.  After utilization of our foreign tax credit carryforwards, which we currently expect to be fully utilized by the end of fiscal 2015, we anticipate that our cash paid for income taxes will increase and approximate our income tax provision.

Three Quarters Ended June 1, 2013 Compared with the Three Quarters Ended May 26, 2012

Sales

Our consolidated sales through the first three quarters of fiscal 2013 increased $9.9 million, or eight percent, compared with the corresponding period of the prior year.  The following sales analysis for the three quarters ended June 1, 2013 is based on activity through our primary delivery channels as defined in the discussion of the quarter ended June 1, 2013 compared with the quarter ended May 26, 2012, which precedes this section of the report.

U.S./Canada Direct – For the three quarters ended June 1, 2013, sales increased at our regional sales offices, which resulted in a $7.9 million improvement in these offices over the prior year.  Increased sales through our regional sales offices were generally broad based across our practices and were favorably impacted by increased facilitator and intellectual property license sales when compared with the prior year.  Increased sales at our regional offices were partially offset by a $0.2 million decrease in sales through our government services office as some programs were postponed or canceled during our second fiscal quarter due to changes in U.S. federal government spending required by sequestration.  Some of these postponed programs were delivered in our third fiscal quarter and we anticipate that more of the postponed programs will be delivered in future periods.  However, we anticipate sales through our government services office during the fourth quarter of fiscal 2013 will be adversely impacted by the contracting timeframe for a large governmental contract as discussed in the previous section.

International Direct – Sales increased at each of our international direct offices compared with the prior year.  However, the impact of a weakening Yen against United States Dollars resulted in a $0.7 million decrease in translated sales when compared with the prior year.  During the three quarters ended June 1, 2013 sales at our Japan office denominated in Yen have increased by six percent compared with the first three quarters of fiscal 2012.

International Licensees – During the three quarters ended June 1, 2013, most of our foreign licensees had increased training sales compared with the prior year, which resulted in increased licensee royalty revenues compared with the prior year.  We continue to be encouraged by the growth of our international licensee partners and expect international royalty revenues to increase compared with the prior year during the fourth quarter of fiscal 2013.

National Account Practices – The increase in national account practice sales was due to increased sales from our Education Practice, which increased by $4.1 million compared with the prior year.  Increased Education Practice sales were attributable to increased demand for the Leader in Me curriculum in elementary schools and were partially offset by decreased Sales Performance Practice sales and decreased Customer Loyalty Practice sales.  We anticipate that the acquisition of NinetyFive 5, which was completed in our third fiscal quarter, will increase our Sales Performance Practice sales in future periods.

Self-Funded Marketing – The decrease in self-funded marketing sales was primarily due to book and audio distribution royalties received primarily in the first and third quarters of fiscal 2012 that did not repeat in the current fiscal year.

Other – The increase in other sales was primarily due to increased leasing revenues resulting from new lease contracts at our corporate headquarters.

Gross Profit

For the three quarters ended June 1, 2013, our consolidated gross profit increased to $86.3 million compared with $77.7 million in the same period of fiscal 2012.  The increase in gross profit was attributable to increased sales, as described above, and improved gross margins during our second and third quarters of fiscal 2013.  Our gross margin for the three quarters ended June 1, 2013 increased to 66.7 percent compared with 65.0 percent in the prior year.  Our improved gross margin percentage during fiscal 2013 was primarily due to increased facilitator sales in the U.S./Canada direct offices, increased intellectual property license revenues, and increased international licensee royalty revenues.

Facilitator sales, intellectual property license revenues, and international licensee royalty revenues have higher gross margins than the majority of our other service or revenue categories.

Operating Expenses

Selling, General and Administrative – Our SG&A expenses increased $5.8 million compared with the first three quarters of the prior year.  As a percent of sales, our SG&A expenses increased slightly to 53.6 percent compared with 53.2 percent in the prior year.  The increase in SG&A expenses was primarily due to 1) a $4.8 million increase in associate costs primarily related to new personnel and additional commissions on higher sales; 2) a $1.5 million increase in advertising and promotional costs that were primarily related to strategic initiatives; and 3) a $0.9 million increase in travel expenses related primarily to marketing activities and increased training sales delivery during the fiscal year.  These increases were partially offset by a $1.4 million decrease in non-cash share-based compensation, primarily due to the full amortization of awards granted in prior periods, and decreases in various other SG&A expense categories.

Depreciation – Depreciation expense for the three quarters ended June 1, 2013 decreased by $0.2 million compared with the same period of fiscal 2012 primarily due to certain assets becoming fully depreciated.

Amortization – Our consolidated amortization expense increased by $0.3 million compared with the first three quarters of fiscal 2012 due to the acquisition of NinetyFive 5 during the quarter ended June 1, 2013.

Interest Income

The increase in interest income was primarily attributable to the accretion of interest on previously discounted long-term receivables from FCOP.  Interest income is computed using the effective interest method using a rate of 15 percent, which was the discount rate at which these receivables were marked to estimated net present value as previously discussed.

Discount on Related Party Receivable

Based on expected payment, we discount long-term receivables from FCOP to their net present value.  We discounted the long-term portion of the FCOP receivable at a discount rate of 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP.  The impact of this discount on long-term FCOP receivables added during the three quarters ended June 1, 2013 was $0.4 million.  For more information on discounting FCOP long-term receivables, refer to the comparison of the quarter ended June 1, 2013 with the quarter ended May 26, 2012, which precedes this section of the report.

Income Taxes

Our effective tax rate for the three quarters ended June 1, 2013 was 39 percent compared with 45 percent for the first three quarters of fiscal 2012.  Our effective rate decreased primarily due to increased pre-tax income (which reduces the unfavorable impact on the effective rate of certain permanent items), reduced tax on income subject to both U.S. and foreign taxation, reduced taxable income on management common stock loans, and the recognition of tax benefits following the completion of a routine Internal Revenue Service audit.

We anticipate that our cash paid for income taxes will remain less than our income tax provision during the foreseeable future as we utilize foreign tax credit carryforwards and other deferred income tax assets.  For instance, during the three quarters ended June 1, 2013, we paid $2.7 million of cash for income taxes compared with an income tax provision of $4.3 million.

LIQUIDITY AND CAPITAL RESOURCES

At June 1, 2013 our liquidity position remained strong as we had $8.9 million of cash and cash equivalents, with no borrowings on our line of credit, compared with $11.0 million at August 31, 2012.  Our net working capital (current assets less current liabilities) totaled $28.8 million at June 1, 2013 compared with $27.5 million at August 31, 2012.  Of our $8.9 million in cash and cash equivalents at June 1, 2013, $3.9 million was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider foreign cash a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and proceeds from our available $10.0 million revolving line of credit when needed.  Our primary uses of liquidity include payments for operating activities, capital expenditures, working capital expansion, business acquisitions, and debt repayment.

During the quarter ended June 1, 2013, we entered into the Third Modification Agreement (the Third Modification Agreement) to our previously existing amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The primary purposes of the Third Modification Agreement are to extend the maturity date of the Restated Credit Agreement from March 31, 2015 to March 31, 2016 and to increase the caps for permitted business acquisitions.  The Third Modification Agreement continues to provide a revolving line of credit facility with a maximum borrowing amount of $10.0 million with interest at LIBOR plus 2.50 percent.

We may use our line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the line of credit agreement.  The Restated Credit Agreement and subsequent modifications also contain customary representations and guarantees as well as provisions for repayment and liens.  In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including (i) a funded debt to EBITDAR ratio requirement of less than 3.00 to 1.00; (ii) a fixed charge coverage ratio requirement in excess of 1.5 to 1.0; and (iii) an $8.0 million limitation on capital expenditures, excluding capitalized curriculum development.  We believe that we were in compliance with the terms and covenants of our line of credit agreement for the quarter ended June 1, 2013.

In addition to our $10.0 million revolving line of credit facility, we have $0.8 million remaining on a term note payable, and we have a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended June 1, 2013.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in products sold, and to fund working capital needs.  Our cash provided by operating activities totaled $8.9 million for the three quarters ended June 1, 2013 compared with $8.7 million for the same period of the prior year.  The slight increase in cash flows from operating activities was primarily attributable to increased net income compared with the prior year.  Increased cash flows from improved net income were partially offset by payments to reduce seasonally high accrued liabilities (primarily accrued bonuses and commissions) and accounts payable.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the three quarters ended June 1, 2013 totaled $6.8 million.  Our primary uses of cash for investing activities included the payment of a contingent earnout to the former owners of CoveyLink Worldwide, LLC (CoveyLink), the purchase of property and equipment in the normal course of business, additional spending on curriculum development, and the acquisition of NinetyFive 5.

During the quarter ended June 1, 2013 we paid $2.2 million to the former owners of CoveyLink for the fourth of five potential contingent earnout payments resulting from the acquisition of CoveyLink.  Our purchases of property and equipment, which totaled $1.8 million, consisted primarily of computer hardware, leasehold improvements, and computer software.  We spent $1.6 million during the first three quarters of fiscal 2013 that was eligible to be capitalized for the development of various new curriculums and offerings.

During the quarter ended June 1, 2013 we completed the acquisition of NinetyFive 5, an entity that provides sales success training services.  The consideration for the acquisition consists of an initial $4.2 million payable in four installments through December 2013, and additional potential earnout payments up to a maximum of $8.5 million based on cumulative EBITDA as set forth in the purchase agreement.  As of June 1, 2013 we have paid $1.1 million of the initial purchase price and have $3.1 million payable to the former owners of NinetyFive 5.  The remaining liability for the initial purchase price is classified as a component of accrued liabilities on our condensed consolidated balance sheet at June 1, 2013.

Cash Flows From Financing Activities

Through June 1, 2013 we used $3.8 million of net cash for financing activities.  Our uses of cash for financing activities consisted primarily of $2.7 million used for principal payments on our term loan and long-term financing obligation, and $1.4 million used to repurchase shares of common stock (including shares withheld for statutory taxes on share-based compensation awards) that occurred primarily during our first quarter of fiscal 2013.  Partially offsetting these uses of cash was $0.3 million of cash received from participants in our employee stock purchase plan.

During fiscal 2012 we announced the approval of a plan to repurchase up to $10.0 million of our common stock.  We intend to use cash in excess of $10.0 million, provided we have no balance outstanding on our line of credit, for the purchases.  Through June 1, 2013, we have purchased a total of 73,320 shares of our common stock for $0.8 million.  We anticipate that the purchases of our common stock under this approved plan will increase the use of cash for financing activities in future periods.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligation and term loan payable, and meet other working capital requirements during fiscal 2013 through current cash balances and future cash flows from operating activities.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available line of credit and other financing alternatives, if necessary, for these expenditures.  During the quarter ended June 1, 2013 we extended the maturity date on our line of credit to March 2016 and we expect to renew the line of credit on an annual basis in future periods to maintain the three-year availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt to public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) payments to HP Enterprise Services for outsourcing services related to information systems, warehousing, and distribution services; 3) minimum rent payments for office and warehouse space; 4) the repayment of our note payable obligation; and 5) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business.   The table below represents our contractual obligations at August 31, 2012 updated for remaining initial purchase price payments and potential contingent earnout payments arising from the acquisition of NinetyFive 5 during the quarter ended June 1, 2013 (in thousands).

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Required lease payments on corporate campus	$3,242	$3,307	$3,373	$3,440	$3,509	$29,909	$46,780
Minimum required payments to HP for outsourcing services(1)	2,232	2,232	2,232	1,382	-	-	8,078
Minimum operating lease payments(2)	1,872	1,549	1,405	1,136	225	688	6,875
Term loan(3)	2,539	208	-	-	-	-	2,747
Purchase obligations	4,221	-	-	-	-	-	4,221
NinetyFive 5 acquisition	1,950	2,250	-	-	-	-	4,200
NinetyFive 5 acquisition contingent payments(4)	-	-	2,167	2,167	2,166	2,000	8,500
Total expected contractual obligation payments	$16,056	$9,546	$9,177	$8,125	$5,900	$32,597	$81,401

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

(3)	Amount includes estimated interest expense at 2.9 percent, which was the effective interest rate on our term loan at August 31, 2012.

(4)
Amount represents maximum potential contingent earnout payments based on expected financial performance and the terms of the NinetyFive 5 acquisition agreement.  Actual amounts paid may differ from those presented in the table.

FC Organizational Products is contractually obligated to pay us for rented warehouse and office space, a portion of the fixed costs for warehousing and distribution facilities, and is primarily liable for leasing costs at its retail stores.  As of June 1, 2013 we remain secondarily liable for less than $0.1 million of retail store leasing costs.  In the event that FCOP is unable to pay these items, our liquidity, cash flows, and operating results may be adversely affected.

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

During prior fiscal years we have also granted share-based compensation awards that have share price, or market based, vesting conditions.  As a result, we used a Monte Carlo simulation to determine the fair value and expected term of these awards.  The Monte Carlo pricing models required the input of subjective assumptions, including items such as the expected term of the options.  If factors change, and we use different assumptions for estimating share-based compensation expense related to future awards, our share-based compensation expense may differ materially from that recorded in the current period.

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at June 1, 2013 would decrease our reported income from operations by approximately $0.1 million.

Related Party Receivable

At June 1, 2013 we had receivables from FC Organizational Products, an entity in which we own 19.5 percent, for reimbursement of certain operating costs, such as warehousing and distribution costs, which are billed to us by third party providers, and for working capital and other advances that we made during fiscal 2012, even though we are not obligated to provide advances to, or fund the losses of FCOP.  We make use of estimates to account for these receivables, including estimates of the collectability of amounts receivable from FCOP in future periods.  In accordance with applicable accounting guidance, a portion of these receivables is classified as non-current, and we are required to discount the long-term portion of these receivables to its net present value using an estimated effective borrowing rate for FCOP.

We estimated the effective risk-adjusted borrowing rate to discount additions to the long-term portion of the FCOP receivable at 15 percent, which was recorded as a discount on a related party receivable in our condensed consolidated income statements.  Our estimate of the effective borrowing rate required us to estimate a variety of factors, including the availability of debt financing for FCOP, projected borrowing rates for comparable debt, and the timing and our ability to realize projected cash flows from FCOP.  These estimates were based on information known at the time of the preparation of these financial statements.  A change in the assumptions and factors used, including estimated interest rates, may change the amount of discount taken.  Due to the small amount added to the long-term receivable in the quarter ended June 1, 2013, a one percent increase in the discount rate used for receivables discounted during the quarter ended June 1, 2013 would have had an immaterial impact on our income before income taxes.

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

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are reduced to their fair market value through the use of inventory valuation reserves, which are recorded during the normal course of business.  Our inventory valuation calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory valuation methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have an adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory valuation reserves at June 1, 2013 would decrease our reported income from operations by $0.1 million.

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and goodwill balances are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset was generated by the merger with the Covey Leadership Center and has been deemed to have an indefinite life.  This intangible asset is quantitatively tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and international licensee royalties.  Our goodwill at June 1, 2013 was generated by the acquisition of Ninety-Five 5 in the current quarter, the acquisition of CoveyLink Worldwide, LLC during fiscal 2009, and the subsequent payment of contingent annual earnout payments as provided in the acquisition agreement.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales levels and financial results, future training and consulting sales activity, anticipated expenses, future gross margins, the effects of the acquisition of NinetyFive 5, the release of new services or products, the adequacy of existing capital resources, our ability to extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations, projected cost reduction and strategic initiatives, expected levels of depreciation expense, expectations regarding tangible and intangible asset valuations, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in cash flows from operating activities, expected improvements in our working capital, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected repayment of our term loan payable, expected collection of amounts receivable from FC Organizational Products LLC, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2012, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.  During the quarter or three quarters ended June 1, 2013, we did not utilize any foreign currency or interest rate derivative instruments.

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

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended June 1, 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
March 3, 2013 to April 6, 2013	-		$-	-	$9,225

April 7, 2013 to May 4, 2013	148		13.96	-	9,225

May 5, 2013 to June 1, 2013	-		-	-	9,225	(1)

Total Common Shares	148	(2)	$13.96	-

(1)
On March 26, 2012, our Board of Directors approved a plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  We intend to use available cash in excess of $10.0 million, provided we have no balance outstanding on our line of credit, to make the purchases.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  Following the approval of this common stock repurchase plan, we have purchased a total of 73,320 shares of our common stock for $0.8 million through June 1, 2013.

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

(2)
Amount consists of a transaction to acquire an insignificant number of shares from a former employee and excludes 6,615 shares of our common stock that were withheld for statutory taxes on share-based compensation awards issued to employees during the quarter ended June 1, 2013.  The withheld shares were acquired at an average price of $13.50 per share.

Item 6.             EXHIBITS

(A)	Exhibits:
2.1
Asset Purchase Agreement made as of March 11, 2013 by and among NinetyFive 5 LLC and Franklin Covey Client Sales, Inc. and other parties thereto (filed as exhibit 2.1 to a current report on Form 8-K filed with the Commission on March 14, 2013 and incorporated by reference herein).

10.1
Third Modification Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 25, 2013 (filed as exhibit 10.1 to a current report on Form 8-K filed with the Commission on March 26, 2013 and incorporated by reference herein).

10.2
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

FRANKLIN COVEY CO.

Date:	July 11, 2013	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	July 11, 2013	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)