Form 10-K
period 2013-08-31
FRANKLIN COVEY CO
filed 2013-11-14
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

         Franklin Covey Co.
(Exact name of registrant as specified in its charter)

Utah	1-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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
 Yes ☐   No ☑

As of March 1, 2013, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $193.8 million, which was based upon the closing price of $13.91 per share as reported by the New York Stock Exchange.

As of October 31, 2013, the Registrant had 16,675,477 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 24, 2014, are incorporated by reference in Part III of this Form 10-K.

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

General

Franklin Covey Co. (we, us, our, the Company, or FranklinCovey) is a global company specializing in performance improvement.  We help organizations achieve results that require a change in human behavior and our mission is to “enable greatness in people and organizations everywhere.”  We believe that our results-driven principle-centered content is a competitive advantage in the marketplace.  From the foundational work of Dr. Stephen R. Covey in leadership and Hyrum W. Smith in productivity, we have developed deep expertise that extends to helping organizations and individuals achieve lasting behavioral change is seven crucial areas: Leadership, Execution, Productivity, Trust, Sales Performance, Customer Loyalty, and Education.  We have over 660 employees worldwide delivering these principle-based curriculums and effectiveness tools to our customers.  Our consolidated net sales for the fiscal year ended August 31, 2013 totaled $190.9 million and our shares of common stock are traded on the New York Stock Exchange (NYSE) under the ticker symbol “FC.”

We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service.  To achieve this level of service we operate four regional sales offices in the United States; an office that specializes in sales to governmental entities; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and we contract with licensee partners who deliver our content and provide services in over 140 other countries and territories around the world.

Our business-to-business service utilizes our expertise in training, consulting, and technology that is designed to help our clients define great performance and execute at the highest levels.  We also provide clients with training in management skills, relationship skills, and individual effectiveness, and we can provide personal-effectiveness literature and electronic educational solutions to our clients as needed.

Our fiscal year ends on August 31 of each year.  Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

Services Overview

Our mission is to “enable greatness in people and organizations everywhere,” and we believe that we are experts at solving certain pervasive, intractable problems, each of which requires a change in human behavior.  As we deliver our solutions to these problems, we believe there are four important characteristics that distinguish us from our competitors.

1.
World Class Content – Rather than rely on “flavor of the month” training fads, our content is principle centered and based on natural laws of human behavior and effectiveness.  Our content is designed to build new skillsets, establish new mindsets, and provide enabling toolsets.  The Company’s content is well researched, subjected to numerous field beta tests, and improved through a proven development process.

2.
Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: on-site training, training led through certified facilitators, on-line learning, blended learning, intellectual property licenses, and organization-wide transformational processes, including consulting and coaching.

3.
Global Capability – We operate four regional sales offices in the United States; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our content in over 140 other countries and territories around the world.  This capability allows us to deliver content to a wide range of customers, from large, multinational corporations to smaller, local entities.

4.	Transformational Impact and Reach – We hold ourselves responsible for and measure ourselves by our clients’ achievement of transformational results.

Our content, tools, and methodologies are organized into key practice areas, each offering targeted solutions that are designed to drive these four outcomes.  We have divided our curriculums into the following seven major practices:

1.	Leadership
2.	Execution
3.	Productivity
4.	Trust
5.	Sales Performance
6.	Customer Loyalty
7.	Education

Our practices are designed to provide world-class content and delivery, including best-selling books and audio, innovative and widely recognized thought leadership, multiple delivery and teaching methods, a practice-centric focused sales force, and practice-specific marketing support.  These elements allow us to offer our clients training and consulting solutions that are designed to improve individual and organizational behaviors, deliver content that adapts to an organization’s unique needs, and provide meaningful improvements in our clients’ business performance.

The following description of our practices and associated content describes what our offerings are designed to provide to our clients.  The description should not be viewed as a warranty or guarantee of results.  Further information about our content and services can be found on our website at www.franklincovey.com.  However, the information contained in, or that can be accessed through, our website does not constitute a part of this annual report.

1.	Leadership

Dr. Stephen R. Covey, one of our co-founders, once said, “Leadership is communicating to people their worth and potential so clearly that they come to see it in themselves.”  Leadership has a profound impact on performance, and is a key lever that mobilizes teams to produce results.  We believe that in today’s fast-paced world, the most effective leaders address constant change with timeless principles of effectiveness and unwavering character.  Leaders recognize that great leadership is not only about what they do, but about who they are.  Franklin Covey’s Leadership practice develops leaders at three levels: personal, team, and organization-wide.

Franklin Covey’s Leadership practice is designed to develop leaders who achieve sustained superior performance, engage employees to achieve the most critical objectives, win the loyalty of customers and other stakeholders, and build a strategic advantage by identifying and making a distinctive contribution.  Our leadership solutions are comprehensive and include the following:

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

The 7 Habits of Highly Effective People®: Introductory Workshop for Associates
This workshop for employees at all levels is designed to help employees become empowered with new knowledge, skills, and tools to confront issues, work as a team, increase accountability, and raise the bar on what they can achieve.

Leadership: Great Leaders, Great Teams, Great Results™
This comprehensive offering contains the entire core content of Franklin Covey’s Leadership practice.  The workshop features videos that present the latest on our own research and thinking, along with the best thinking of other leadership experts.

Leadership Modular Series
Drawn from the content of our leadership-development program, the Leadership Modular Series comprises seven stand-alone modules that teach imperatives leaders can apply to create a work environment that addresses the needs of the knowledge worker three to four hours at a time.

Executive Coaching
We offer senior executives a coaching experience created in partnership with Columbia University, which includes methodologies approved by the International Coach Federation (ICF).  In one-on-one or team sessions, we leverage content, methodology, and tools to guide leaders in discovering and unleashing the potential they already possess.

2.	Execution

Execution remains one of the toughest challenges organizations face today.  We believe that our Execution practice provides organizations with the paradigms, practices, and tools to address these challenges.  We work directly with leadership teams to help them clarify the few “wildly important goals” that the execution of their strategy requires, identify the few key measures that lead to the achievement of these goals, create clear and compelling scoreboards, and build a culture and cadence of accountability so that the goals are achieved.  Our key execution offerings include:

The 4 Disciplines of Execution®: Manager Certification
The purpose of manager certification includes helping managers not only develop specific skills, but to also create actual work plans.  We help managers leave the session with clearly identified goals and measures, a draft scoreboard for their team, and an accountability plan to help everyone move forward on the goals.

My4DX.com
My4DX.com is designed to fully support the Company’s 4 Disciplines of Execution methodology.  This versatile on-line service assists organizations in developing and tracking progress on “wildly important goals,” and provides a cadence of accountability to both organizations and individuals.

What the CEO Wants You to Know: Building Business Acumen™
This training supports the Execution practice disciplines by helping individuals and teams better understand the financial engine of their business and how they can positively affect it.  The material is based on the popular book What the CEO Wants You to Know, by leading CEO and executive coach Ram Charan.

3.	Productivity

Another of Franklin Covey’s co-founders, Hyrum W. Smith, taught that adherence to specified natural laws of behavior would result in increased productivity and inner peace.  In today’s fast-paced world of “doing more with less,” we believe that workforce productivity and engagement can be a competitive advantage.  Today’s leaders and workers are required to make more decisions every day than ever before while their attention is under unprecedented attack.  Franklin Covey’s Productivity practice equips individuals, teams, and organizations to consistently make intentional high-value decisions and execute on high-impact goals and projects with excellence in the midst of unlimited choices, demands, and distractions.  Our Productivity practice offerings include the following curriculums:

The 5 Choices to Extraordinary Productivity™
This program is designed to provide the in-depth skills, knowledge and attitudes that allow individual contributors, teams and organizations to be able to identify, validate, and act on what’s most important.  Instead of trying to get everything done, participants focus on how to get the right things done.  This discernment enables them to make wiser decisions, harness technology to enhance workflow, and put their finest attention and energy on executing what matters most.

Project Management
Our project management workshop teaches a four-step process for skillfully managing projects large or small. This proven approach helps project managers and their teams craft and deliver high-quality projects on time and within budget.

Writing Advantage®
The FranklinCovey Writing Advantage program teaches participants how to set quality writing standards that help people increase productivity, resolve issues, avoid errors, and heighten credibility.  Participants learn how to write faster with more clarity, and gain skills for revising and fine-tuning every style of document.

Presentation Advantage®
With our Presentation Advantage solution, participants learn how to craft presentations around essential objectives, present key concepts and ideas with power and enthusiasm, design and present effective visuals, and employ techniques for polishing and mastering presentation delivery.

4.	Trust

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

Helping Clients Succeed® is a mind-set, skill-set, and tool-set for becoming client-centered.  It is a way of thinking, being, and behaving for sales professionals.  We believe that it removes the stigmas that come with sales, and we believe that it removes the adversarial interplay between sellers and buyers.  It is also a process for creating candid dialogue, fresh thinking, innovative collaboration, insightful decision making, and robust execution—with clients and within an organization.  With our suite of consultative sales-training solutions, we believe clients can transform their salespeople into trusted business advisors who focus on helping their clients succeed, resulting in increased sales, shortened sales cycles, improved margins, and satisfied clients.

6.	Winning Customer Loyalty®

Our Customer Loyalty practice helps leaders of multiunit organizations create a culture where employees are engaged and equipped to deliver great customer experiences.  To do this, customer loyalty specialists draw from an array of offerings to craft a solution that works with each company’s culture, operating environment, and strategic vision.  The Company has partnered with Frank Reichheld, creator of the Net Promoter SystemTM, to help organizations measure and improve customer and employee loyalty through accurate metrics and world-class training and development.

Our Customer Loyalty practice is designed to help organizations:

•	Collect statistically valid feedback from a representative sample of customers and employees.
•	Increase the visibility of customer-service metrics so managers get real time feedback.
•	Apply an accountability process at frontline teams so they deliver exceptional customer service at a much higher percentage of the time.
•	Measure and improve employee engagement.

7.	Education

The FranklinCovey Education practice is dedicated to helping educational organizations build a culture that will produce great results.  Our offerings address all grade levels and help faculty and students develop the critical leadership and effectiveness skills they will need to succeed in a knowledge-based, networked world.

Primary Education Solutions: The Leader in Me®
The Leader in Me process is designed to be integrated into a school’s core curriculum and everyday language.  The methodology is designed to become part of the culture, gain momentum, and help to produce improved results year after year.  We believe this methodology benefits schools and students in the following ways:

•	Increases academic performance.
•	Improves school culture.
•	Decreases disciplinary issues.
•	Increases teacher engagement and parent involvement.

Based on Dr. Stephen R. Covey’s best-selling book The 7 Habits of Highly Effective People, The Leader in Me is a whole-school transformation process that integrates principles of leadership and effectiveness into school curriculum using every day, age-appropriate language.  At August 31, 2013 there were over 1,500 schools worldwide participating in The Leader in Me program.

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

Delivery Methods

We have multiple methods to deliver our world-class content to our clients that are designed to provide our customers with a learning environment that suits their needs.  Our primary delivery methods include the following:

•	Onsite Presentations
•	Client Facilitators
•	International Licensees
•	E-Learning
•	Public Workshops
•	Custom Solutions
•	Intellectual Property Licenses
•	Media Publishing

Onsite Presentations

We employ highly-talented consultants and presenters to deliver our curriculums in person at client locations.  Based around the world, our consultants represent diverse, global industry experience and can tailor their delivery to meet a client’s precise needs.  Whether the need is for consulting, training, or customized keynote speeches, our consultants can deliver our curriculums to any level of an organization, from the C-suite to a team or department.  We believe that our delivery consultants provide high-quality services and are a competitive advantage in the marketplace.

Client Facilitators

For organizations seeking cost-effective ways to implement solutions involving large populations of managers and frontline workers, FranklinCovey certifies on-site client facilitators to teach our content and adapt it to our client’s organizational needs.  We have thousands of client facilitators around the world who are certified to teach in different content areas.  In order to become a client facilitator, an individual must become certified to teach our curriculums through a two-step process that is designed to ensure that these trained personnel can deliver our content in a professional and meaningful manner.

International Licensees

In foreign countries where we do not have an office, our content is delivered through independent licensees, who, under strict guidelines, may translate and adapt our curriculums to local preferences and customs, if necessary.  Our licensee partners deliver our curriculums and provide services in over 140 other countries and territories around the world.  These licensee partners allow us to deliver the same high quality content to clients that have multinational operations or in countries that have specific cultural requirements.  Our licensee partners pay us a royalty based on the programs and content delivered.

E-Learning

Our E-Learning capabilities bring FranklinCovey to clients in innovative ways that transcend traditional E-learning solutions.  Franklin Covey’s online curriculums allow participants to save travel time and expenses as well as providing the opportunity to view our curriculums in smaller time increments.

Public Workshops

Each year, we offer a number of training events, primarily in the United States and Canada, which are open to the public.  Prior to the event, we advertise in the geographic region where the event will be held and participants may register for the events in advance.  Interested persons may also search for upcoming workshops based on the desired curriculum and register for these workshops through our website at www.franklincovey.com.  In addition, our content is also taught by certain professional training firms that also offer events to the public.

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

Intellectual Property Licenses

For clients that want to utilize our content in their internal training environments, we offer intellectual property licenses to allow further customization of our content to specific client needs.

Media Publishing

Our Media Publishing department extends our influence into both traditional publishing and new media channels.  FranklinCovey Media Publishing offers books, e-books, audio products, downloadable and paper-based tools, and content-rich software applications for smart phones and other handheld devices to consumer and corporate markets.

Industry Information

According to the Training magazine 2013 Training Industry Survey, the total size of the U.S. training industry is estimated to be $55.4 billion, which is a one percent decline from the prior year.  One of our competitive advantages in this highly fragmented industry stems from our fully integrated principle-centered training curriculums, measurement methodologies, and implementation tools to help organizations and individuals measurably improve their effectiveness.  This advantage allows us to deliver not only training to both corporations and individuals, but also to implement the training through the use of powerful behavior-changing tools with the capability to then measure the impact of the delivered content and solutions.

Over our history, we have provided content, services, and products to 97 of the Fortune 100 companies and more than 75 percent of the Fortune 500 companies.  We also provide content and services to a number of U.S. and foreign governmental agencies, as well as numerous educational institutions.  In addition, we provide training curricula, measurement services and implementation tools internationally, either through directly operated offices, or through independent licensed providers.

Enterprise Information

Our sales are primarily comprised of training and content sales and related products.  Based on the consistent nature of our services and products and the types of customers for these services, we function as a single operating segment.  However, to improve comparability with previous periods, operating information for our U.S./Canada, international, and corporate services operations is presented below.  Our U.S./Canada operations are responsible for the sale and delivery of our training and consulting services in the United States and Canada.  Our international sales group includes the financial results of our foreign offices and royalty revenues from licensees.  Our corporate services information includes leasing income and certain corporate operating expenses (in thousands).

YEAR ENDED AUGUST 31,	2013	Percent change	2012	Percent change	2011

U.S./Canada	$142,616	14	$125,183	6	$118,420
International	44,154	5	42,052	5	40,011
Total	186,770	12	167,235	6	158,431
Corporate services	4,154	29	3,221	36	2,373
Consolidated	$190,924	12	$170,456	6	$160,804

Additional enterprise financial information, including geographical information, can be found in the notes to our consolidated financial statements (Note 17).

Clients

We have a relatively broad base of organizational and individual clients.  In our direct offices that serve the United States, Canada, Japan, Australia, and the United Kingdom, we have more than 4,200 organizational clients consisting of corporations, governmental agencies, educational institutions, and other organizations.  We have thousands of additional organizational clients throughout the world, which are served through our global licensee partner network, and we believe that our content, in all its forms, delivers results that encourage strong client loyalty.  Employees in each of our domestic and international distribution channels focus on helping our clients achieve measurably positive results from utilizing our content.  Due to the nature of our business, we do not have a significant backlog of firm orders.

During fiscal 2011, we recognized $16.8 million in sales from our contracts with a division of the United States federal government, which was more than ten percent of our consolidated revenues for the year.  During fiscal years 2013 and 2012, none of our clients were responsible for more than ten percent of our consolidated revenues.

Competition

We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services comparable with those that we offer.  The nature of the competition in the performance improvement industry, however, is highly fragmented with few large competitors.  Based upon our fiscal 2013 consolidated sales of $190.9 million, we believe that we are a leading competitor in the performance skills and education market.  Other significant comparative companies in the performance improvement market are Development Dimensions International, CRA International, Inc., Learning Tree International Inc., GP Strategies Corp., American Management Association, Wilson Learning, Forum Corporation, Corporate Executive Board Co., and the Center for Creative Leadership.

We derive our revenues from a variety of companies with a broad range of sales volumes, governments, educational institutions, and other entities.  We believe that the principal competitive factors in the industry in which we compete include the following:

•	Quality of services and solutions
•	Skills and capabilities of people
•	Innovative training and consulting services combined with effective products
•	Ability to add value to client operations
•	Reputation and client references
•	Price
•	Availability of appropriate resources
•	Global reach and scale

Given the relative ease of entry into the training market, the number of our competitors could increase, many of whom may imitate existing methods of distribution, or could offer similar content and programs at lower prices.  Some of these competitors may have greater financial and other resources than we do.  However, we believe that we have several areas of competitive differentiation in our industry.  We believe that our competitive advantages include: (1) the quality of our content, as indicated by our strong gross margins, branded content, and best-selling books; (2) the breadth of delivery options we are able to offer to customers for utilizing our content, including live presentations by our own training consultants, live presentations though Company certified client-employed facilitators, web-based presentations, and film-based presentations; (3) our global reach, which allows truly multinational clients to scale our content uniformly across the globe, through our mix of direct offices and our global licensee network; and (4) the significant impact which our solutions can have on our clients’ results.  Moreover, we believe that we are a market leader in the U.S. in leadership, execution, productivity, and individual effectiveness content.  Increased competition from existing and future competitors could, however, have a material adverse effect on our sales and profitability.

Seasonality

Our quarterly results of operations reflect minor seasonal trends primarily because of the timing of corporate training, which is not typically scheduled as heavily during holiday and certain vacation periods.  Our fourth fiscal quarter generally has higher sales and income from operations than other fiscal quarters primarily due to increased sales in our Education practice, because both school administration and faculty members are often out of school and available to be trained, and to our relatively strong facilitator sales that typically occur during the quarter.

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

Trademarks, Copyrights, and Intellectual Property

Our success has resulted in part from our proprietary content, methodologies, and other intellectual property rights.  We seek to protect our intellectual property through a combination of trademarks, copyrights, and confidentiality agreements.  We claim rights for over 440 trademarks in the United States and foreign countries, and we have obtained registration in the United States and many foreign countries for many of our trademarks including FranklinCovey, The 7 Habits of Highly Effective People, The 4 Disciplines of Execution, and The 7 Habits.  We consider our trademarks and other proprietary rights to be important and material to our business.

We own sole or joint copyrights on our books, manuals, text and other printed information provided in our training programs, and other electronic media products, including audio and video tapes.  We may license, rather than sell, facilitator workbooks and other seminar and training materials in order to protect our intellectual property rights therein.  We place trademark and copyright notices on our instructional, marketing, and advertising materials.  In order to maintain the proprietary nature of our product information, we enter into written confidentiality agreements with certain executives, product developers, sales professionals, training consultants, other employees, and licensees.  Although we believe the protective measures with respect to our proprietary rights are important, there can be no assurance that such measures will provide significant protection from competitors.

Employees

One of our most important assets is our people.  The diverse and global makeup of our workforce allows us to serve a variety of clients on a worldwide basis.  We are committed to attracting, developing, and retaining quality personnel and actively strive to reinforce our employees’ commitment to our clients, and to our mission, vision, culture, and values through the creation of a motivational and rewarding work environment.

At August 31, 2013, we had approximately 660 associates located in the United States of America, Canada, Japan, the United Kingdom, and Australia.  During fiscal 2001, we outsourced a significant portion of our information technology services, customer service, distribution and warehousing operations to HP.  A number of our former employees involved in these operations are now employed by HP to provide those services to FranklinCovey.  None of our associates is represented by a union or other collective bargaining group.  Management believes that its relations with its associates are good and we do not currently foresee a shortage in qualified personnel needed to operate and grow our business.

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

Investors should also be aware that while Franklin Covey does, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information.  Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report.  Furthermore, we do not confirm financial forecasts or projections issued by others.  Thus, to the extent that reports issued by securities analysts contain any projections, forecasts, or opinions, such reports are not the responsibility of Franklin Covey Co.

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

Our success depends upon our ability to develop and deliver services and solutions that respond to rapid and continuing changes in client needs.  We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace.  The implementation, acquisition, and introduction of new programs and solutions may reduce sales of our other existing programs and services and may entail more risk than supplying existing offerings to our clients.  Newly developed or acquired solutions may also require increased royalty payments or carry significant development costs that must be expensed.  Any one of these circumstances may have an adverse impact upon our business and results of operations.

Our results of operations and cash flows may be adversely affected if FC Organizational Products LLC is unable to pay the working capital settlement, reimbursable acquisition costs, or reimbursable operating expenses.

According to the terms of the agreements associated with the sale of our consumer solutions business unit assets to FC Organizational Products, LLC (FCOP) that closed in the fourth quarter of fiscal 2008, and an entity in which we own 19.5 percent, we were entitled to receive a $1.2 million payment for working capital delivered on the closing date of the sale and to receive $2.3 million as reimbursement for specified costs necessary to complete the transaction.  Payment for these costs was originally due in January 2009, but we extended the due date of the payment at FC Organizational Products’ request and obtained a promissory note from FCOP for the amount owed, plus accrued interest.  At the time we received the promissory note from FCOP, we believed that we could obtain payment for the amounts owed, based on prior year performance and forecasted financial performance in 2009.  However, the financial position of FCOP deteriorated significantly late in fiscal 2009 and the deterioration accelerated throughout fiscal 2010.  As a result of its deteriorating financial position, we reassessed the collectability of the promissory note.  Based on revised expected cash flows and other operational issues, we recorded a $3.6 million impaired asset charge against these receivables.

We also receive reimbursement from FCOP for certain operating costs, such as warehousing and distribution costs, which are billed to us by third party providers, and although not required by governing documents or our ownership interest, we have provided working capital and other advances to FCOP.  At August 31, 2013 and 2012 we had $7.8 million and $7.1 million receivable from FCOP, which are recorded as assets on our consolidated balance sheets.  Although the receivable from FCOP has increased in recent years, we believe that we will obtain payment from FCOP for these receivables.  However, if FCOP fails to reimburse us for these costs, and we fail to obtain payment on the promissory note, our future cash flows and results of operations will be adversely affected.

Our work with governmental clients exposes us to additional risks that are inherent in the government contracting process.

Our clients include national, provincial, state, and local governmental entities, and our work with these governmental entities has various risks inherent in the governmental contracting process.  These risks include, but are not limited to, the following:

•
Governmental entities typically fund projects through appropriated monies.  While these projects are often planned and executed as multi-year projects, the governmental entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and at their discretion.  Changes in governmental priorities or other political developments, including disruptions in governmental operations, could result in changes in the scope of, or in termination of, our existing contracts.

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

•
Political and economic factors such as pending elections, revisions to governmental tax policies, sequestration, debt ceiling negotiations, and reduced tax revenues can affect the number and terms of new governmental contracts signed.

The occurrences or conditions described above could affect not only our business with the particular governmental agency involved, but also our business with other agencies of the same or other governmental entities.  Additionally, because of their visibility and political nature, governmental contracts may present a heightened risk to our reputation.  Any of these factors could have an adverse effect on our business or our results of operations.

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

Our sales outside of the United States totaled $52.3 million, or 27 percent of consolidated sales, for the fiscal year ended August 31, 2013.  If our international operations grow and become a larger component of our overall financial results, our revenues and operating results may be significantly adversely affected when the dollar strengthens relative to other currencies and may be favorably affected when the dollar weakens.  In order to manage a portion of our foreign currency risk, we may make limited use of foreign currency derivative contracts to hedge certain transactions and translation exposure.  However, there can be no guarantee that our foreign currency risk management strategy will be effective in reducing the risks associated with foreign currency transactions and translation.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.

Because we provide services to clients in many countries, we are subject to numerous, and sometimes conflicting, regulations on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy, and labor relations.  Violations of these regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business, and damage to our reputation.  Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for monetary damages, fines, unfavorable publicity, and allegations by our clients that we have not performed our contractual obligations.  Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may be insufficient to protect our rights.

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

The sale of a large number of common shares by Knowledge Capital could depress the market price of our common stock.

Knowledge Capital Investment Group (Knowledge Capital), a related party primarily controlled by a member of our Board of Directors, held a warrant to purchase 5.9 million shares of our common stock.  Knowledge Capital exercised its warrant at various times on a net share basis and received 2.2 million shares of our common stock.  They currently hold 3.3 million shares, or approximately 20 percent, of our outstanding common shares.  Approximately 1.1 million of these shares are currently available for resale, subject to the requirements of U.S. securities laws.  The sale or prospect of the sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.

Our profitability could suffer if we are unable to control our operating costs.

Our future success and profitability depend in part on our ability to achieve an appropriate cost structure and to improve our efficiency in the highly competitive services industry in which we compete.  We regularly monitor our operating costs and develop initiatives and business models that are designed to improve our profitability.  Our recent initiatives have included revisions to existing processes and procedures, asset sales, exiting non-core businesses, and other internal initiatives designed to reduce our operating costs.  If we are unable to achieve targeted business model cost levels, our competitiveness and profitability may decrease.

Our profitability will suffer if we are not able to maintain our pricing and utilization rates.

The profit margin on our services is largely a function of the rates we are able to recover for our services and the utilization, or chargeability, of our trainers, client partners, and consultants.  Accordingly, if we are unable to maintain sufficient pricing for our services or an appropriate utilization rate for our training professionals without corresponding cost reductions, our profit margin and overall profitability will suffer.  The rates that we are able to recover for our services are affected by a number of factors that we may be unable to control, including:

•	Our clients’ perceptions of our ability to add value through our programs and content
•	Competition
•	General economic conditions
•	Introduction of new programs or services by us or our competitors
•	Our ability to accurately estimate, attain, and sustain engagement sales, margins, and cash flows over longer contract periods

Our utilization rates are also affected by a number of factors, including:

•	Seasonal trends, primarily as a result of scheduled training
•	Our ability to forecast demand for our products and services and thereby maintain an appropriate headcount in our employee base
•	Our ability to manage attrition

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

The loss of proprietary content or the unauthorized use of our intellectual property may create greater competition, loss of revenue, adverse publicity, and may limit our ability to reuse that intellectual property for other clients.  Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future engagements.

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

Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available revolving line of credit facility and other financing alternatives, if necessary, for these expenditures.  We extended the maturity date on our existing lending arrangement during fiscal 2013 to March 2016 and expect to renew our lending agreement on an annual basis to maintain the three-year availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

At August 31, 2013 we had $60.7 million of intangible assets, which were primarily generated from the fiscal 1997 merger with the Covey Leadership Center, and $16.1 million of goodwill.  Our intangible assets are evaluated for impairment based qualitative factors or upon cash flows (definite-lived intangible assets) and estimated royalties from revenue streams (indefinite-lived intangible assets) if necessary.  Our goodwill is evaluated through qualitative factors and by comparing the fair value of the reporting unit to the carrying value of the goodwill balance if necessary.  Our intangible assets, goodwill, and other long-term assets may become impaired if the corresponding cash flows associated with these assets declines in future periods or if our market capitalization declines significantly in future periods.  Although our current sales, cash flows, and market capitalization are sufficient to support the carrying basis of these long-lived assets, if our sales, cash flows, or common stock price decline, we may be faced with significant asset impairment charges that would have an adverse impact upon our results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Salt Lake City, Utah and as of August 31, 2013, all of the facilities used in our operations are leased.  Our leased facilities primarily consist of sales and administrative offices both in the United States and various countries around the world.  We also lease warehouse and distribution space at independent facilities in certain foreign countries.  Our corporate headquarters lease is accounted for as a financing arrangement and all other facility lease agreements are accounted for as operating leases that expire at various dates through the year 2025.

Corporate Facilities
Corporate Headquarters and Administrative Offices:
Salt Lake City, Utah (7 buildings)

U.S./Canada Sales Offices
Regional Sales Offices:
United States (5 locations)

International Facilities
International Administrative/Sales Offices:
Australia (3 locations)
England (1 location)
Japan (1 location)

International Distribution Facilities:
Australia (1 location)
England (1 location)
Japan (1 location)

During fiscal 2013, there were no significant changes to the properties used for our operations.  We consider our existing facilities to be in good condition and suitable for our current and anticipated level of operations in the upcoming fiscal year and in future periods.

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

The Company is also the subject of certain other legal actions, which we consider routine to our business activities.  At August 31, 2013, we believe that, after consultation with legal counsel, any potential liability to the Company under these other actions will not materially affect our financial position, liquidity, or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “FC.”  The following table sets forth the high and low sale prices per share for our common stock, as reported by the NYSE, for the fiscal years ended August 31, 2013 and 2012.

	High	Low
Fiscal Year Ended August 31, 2013:
Fourth Quarter	$16.70	$13.07
Third Quarter	14.60	13.09
Second Quarter	14.50	11.73
First Quarter	13.88	10.34

Fiscal Year Ended August 31, 2012:
Fourth Quarter	$10.79	$8.92
Third Quarter	9.85	8.07
Second Quarter	9.97	8.02
First Quarter	10.00	6.25

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2013 or 2012.  We currently anticipate that we will retain all available funds to repay our obligations, finance future growth and business opportunities, and to repurchase outstanding shares of our common stock.

As of October 31, 2013, the Company had 16,675,477 shares of common stock outstanding, which were held by 649 shareholders of record.

Purchases of Common Stock

The following table summarizes the purchases of our common stock by monthly fiscal periods during the quarter ended August 31, 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
June 2, 2013 to July 6, 2013	-		$-	none	$9,225

July 7, 2013 to August 3, 2013	-		-	none	9,225

August 4, 2013 to August 31, 2013	54		16.03	none	9,225	(1)

Total Common Shares	54	(2)	$16.03	none

(1)
On March 26, 2012, our Board of Directors approved a plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  We intend to use available cash in excess of $10.0 million to make the purchases, provided that we have a zero balance on our line of credit facility.  All previously existing common stock repurchase plans were canceled and this common share repurchase plan does not have an expiration date.  Through August 31, 2013, we have purchased a total of 73,320 shares of our common stock for $0.8 million under the terms of this plan.

(2)	Amount represents a transaction to acquire an insignificant number of shares from a former employee and was not considered part of the repurchase plan described above.

Performance Graph

The following graph demonstrates a five-year comparison of cumulative total returns for Franklin Covey Co. common stock, the S&P SmallCap 600 Index, and the S&P 600 Commercial & Professional Services Index.  The graph assumes an investment of $100 on August 31, 2008 in each of our common stock, the stocks comprising the S&P SmallCap 600 Index, and the stocks comprising the S&P 600 Commercial & Professional Services Index.  Each of the indices assumes that all dividends were reinvested.

The stock performance shown on the performance graph above is not necessarily indicative of future performance. The Company will not make nor endorse any predictions as to our future stock performance.

The performance graph above is being furnished solely to accompany this report on Form 10-K pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

August 31,	2013	2012	2011	2010	2009
In thousands, except per-share data

Income Statement Data:
Net sales	$190,924	$170,456	$160,804	$136,874	$123,134
Income (loss) from operations	21,614	17,580	11,112	4,038	(11,840)
Net income (loss) from continuing operations before income taxes	19,398	13,747	8,446	1,180	(14,862)
Income tax benefit (provision)	(5,079)	(5,906)	(3,639)	(2,484)	3,814
Income (loss) from continuing operations	14,319	7,841	4,807	(1,304)	(11,048)
Income from discontinued operations, net of tax	-	-	-	548	216
Gain on sale of discontinued operations, net of tax	-	-	-	238	-
Net income (loss)	14,319	7,841	4,807	(518)	(10,832)

Earnings (loss) per share:
Basic	$.83	$.44	$.28	$(.04)	$(.81)
Diluted	.80	.43	.27	(.04)	(.81)

Balance Sheet Data:
Total current assets	$81,108	$64,195	$52,056	$50,278	$40,142
Other long-term assets	9,875	9,534	9,353	9,396	11,608
Total assets	189,405	164,080	151,427	149,005	143,878

Long-term obligations	41,100	40,368	39,859	32,988	32,191
Total liabilities	82,899	73,525	72,111	77,970	74,874

Shareholders’ equity	106,506	90,555	79,316	71,035	69,004

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis is intended to provide a summary of the principal factors affecting the results of operations, liquidity and capital resources, contractual obligations, and the critical accounting policies of Franklin Covey Co. (also referred to as we, us, our, the Company, and FranklinCovey) and subsidiaries.  This discussion and analysis should be read together with our consolidated financial statements and related notes, which contain additional information regarding the accounting policies and estimates underlying our financial statements.  Our consolidated financial statements and related notes are presented in Item 8 of this report on Form 10-K.

EXECUTIVE SUMMARY

Franklin Covey Co. is a global company focused on individual and organizational performance improvement.  Our mission is to “enable greatness in people and organizations everywhere,” and our 660 employees worldwide are organized to help individuals and organizations achieve sustained superior performance through changes in human behavior.  Our expertise extends to seven crucial areas:  Leadership, Execution, Productivity, Trust, Sales Performance, Customer Loyalty, and Educational improvement.  We believe that our clients are able to utilize our content to create cultures whose hallmarks are high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

In the training and consulting marketplace, we believe there are four important characteristics that distinguish us from our competitors.

1.
World Class Content – Our content is principle centered and based on natural laws of human behavior and effectiveness.  Our content is designed to build new skillsets, establish new mindsets, and provide enabling toolsets.  We believe that our content is based on timeless principles, natural laws of human and organizational effectiveness, and research-proven applications.

2.
Transformational Impact and Reach – We hold ourselves responsible for and measure ourselves by our clients’ achievement of transformational results.  Our commitment to achieving lasting impact extends to all of our clients—from CEOs to elementary school students, and from senior management to front-line workers in corporations, governmental, and educational environments.

3.
Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: on-site training, training led through certified facilitators, on-line learning, blended learning, intellectual property licenses, and organization-wide transformational processes, including consulting and coaching.

4.
Global Capability – We operate four regional sales offices in the United States; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculum and provide services in over 140 other countries and territories around the world.

We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training content based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, and The 4 Disciplines of Execution, and proprietary content in the areas of Execution, Sales Performance, Productivity, Customer Loyalty, and Education.  Our offerings are described in further detail at www.franklincovey.com.  The information contained in, or that can be accessed through, our website does not constitute a part of this annual report.  These descriptions should not be viewed as a warranty or guarantee of results.

Our financial results for the fiscal year ended August 31, 2013 reflect continued growth and building momentum in the marketplace as we experienced increased sales, improved operating results, and strengthened our financial position during the fiscal year.  Our net sales in fiscal 2013 increased to $190.9 million, compared with $170.5 million in fiscal 2012 and $160.8 million in fiscal 2011.  Our fiscal 2013 sales represent 12 percent growth compared with fiscal 2012 and 19 percent growth compared with fiscal 2011.  Our fiscal 2013 fourth-quarter sales totaled $61.6 million, which is a 21 percent increase over the fourth quarter of fiscal 2012 and represents the strongest quarterly sales performance ever under our current business model.  Sales growth was generally broad-based across our primary delivery channels and course offerings during the year.  The following table sets forth sales data by category and by our primary delivery channels (in thousands):

YEAR ENDED AUGUST 31,	2013	Percent change	2012	Percent change	2011
Sales by Category:
Training and consulting services	$178,656	13	$158,779	5	$150,976
Products	8,114	(4)	8,456	13	7,455
Leasing	4,154	29	3,221	36	2,373
	$190,924	12	$170,456	6	$160,804

Sales by Channel:
U.S./Canada direct	$96,899	12	$86,698	2	$85,397
International direct	29,558	3	28,773	5	27,464
International licensees	15,452	8	14,301	14	12,590
National account practices	37,042	35	27,367	20	22,780
Self-funded marketing	5,866	(30)	8,368	(7)	9,013
Other	6,107	23	4,949	39	3,560
	$190,924	12	$170,456	6	$160,804

Nearly all of our major practices and content groups had increased sales compared with the prior year and we believe that our ongoing investments in curriculum development and increasing the size of our sales force will help us maintain this favorable sales growth momentum.

Our gross profit for fiscal 2013 increased to $129.0 million compared with $112.7 million in fiscal 2012 primarily due to increased sales.  Our gross margin, which is gross profit as a percent of sales, increased to 67.6 percent compared with 66.1 percent in fiscal 2012 primarily due to increased facilitator and intellectual property sales, and increased international licensee royalty revenues.

Our operating expenses in fiscal 2013 increased $12.3 million compared with fiscal 2012 primarily due to an $11.7 million increase in selling, general, and administrative expenses and a $0.7 million increase in amortization expense that were partially offset by a $0.1 million decrease in depreciation expense.  The increase in selling, general, and administrative expenses was primarily driven by increased commissions and bonuses on higher sales during fiscal 2013 and investments in new sales and sales-support personnel.

Increased sales and improved operating margins combined to increase our fiscal 2013 income from operations by 23 percent to $21.6 million compared with $17.6 million in fiscal 2012.  Including the benefit of foreign tax credits, which reduced our effective income tax rate to approximately 26 percent in fiscal 2013, our net income increased 83 percent to $14.3 million, or $.80 per diluted share, in fiscal 2013 compared with $7.8 million, or $.43 per diluted share, in fiscal 2012.

Further details regarding these items can be found in the comparative analysis of fiscal 2013 with fiscal 2012 as discussed within this management’s discussion and analysis.

Our liquidity position strengthened during fiscal 2013 and we had $12.3 million of cash and cash equivalents at August 31, 2013 compared with $11.0 million at August 31, 2012.  Our net working capital (current assets minus current liabilities) increased to $38.2 million at August 31, 2013 compared with

$27.5 million at the end of fiscal 2012.  For further information regarding our cash flows and liquidity refer to the Liquidity and Capital Resources discussion found later in this management’s discussion and analysis.

Business Overview

We believe that the combination of: (1) creating best-in-class content and solutions in each of our practice areas, and continuing to invest in the refinement and expansion of each of our content categories; and (2) significantly increasing the size and capabilities of our various sales and content-delivery channels are the foundation of our long-term strategic growth plan.  Each year we make significant investments in the development and enhancement of our existing content, and to develop new services, features, and products.  We expect to continue the introduction of new or refreshed content and delivery methods and consider them key to our long-term success.  At the same time, we continue to make substantial investments each year to expand the size and capabilities of our sales and delivery forces to take our solutions to market in a way which attracts and retains client organizations.

During the third quarter of fiscal 2013 we acquired substantially all of the assets of NinetyFive 5, LLC (NinetyFive 5).  NinetyFive 5 provides sales success training services that complement our existing sales performance content.  We believe that the acquisition of NinetyFive 5 and its integration into our Sales Performance practice will be highly synergistic for our clients and we expect NinetyFive 5 to become a key component of our Sale Performance practice in future periods.

Other key factors that influence our operating results include: the size and productivity of our sales force; the number and productivity of our international licensee operations; the number of organizations that are active customers; the number of people trained within those organizations; the continuation or renewal of existing services contracts; the availability of budgeted training spending at our clients and prospective clients, which, in certain content categories, can be significantly influenced by general economic conditions; and our ability to manage operating costs necessary to develop and provide meaningful training and related services and products to our clients.  For a further discussion of risk factors that may influence our results of operations and financial position, refer to Item 1A - Business Risks as contained in this report on Form 10-K.

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2013, fiscal 2012, and fiscal 2011 refer to the twelve-month periods ended August 31, 2013, 2012, 2011, and so forth.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items through income before income taxes in our consolidated income statements.  This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements:

YEAR ENDED AUGUST 31,	2013	2012	2011
Sales:
Training and consulting services	93.6%	93.1%	93.9%
Products	4.2	5.0	4.6
Leasing	2.2	1.9	1.5
Total sales	100.0	100.0	100.0

Cost of sales:
Training and consulting services	29.8	30.6	32.3
Products	1.6	2.3	2.3
Leasing	1.0	1.0	1.1
Total cost of sales	32.4	33.9	35.7
Gross profit	67.6	66.1	64.3

Selling, general, and administrative	53.0	52.5	53.0
Depreciation	1.6	1.8	2.2
Amortization	1.7	1.5	2.2
Total operating expenses	56.3	55.8	57.4
Income from operations	11.3	10.3	6.9
Interest income	0.3	0.0	0.0
Interest expense	(1.2)	(1.4)	(1.6)
Discount on related party receivable	(0.2)	(0.8)	-
Other income, net	0.0	-	-
Income before income taxes	10.2%	8.1%	5.3%

FISCAL 2013 COMPARED WITH FISCAL 2012

Sales

We offer a variety of training content and training-related offerings that are focused on improving leadership, execution, productivity, trust, loyalty, sales performance, and educational results.  These offerings are provided, both domestically and internationally, through our sales force, certified client facilitators, international licensee partners, or through technology-enabled solutions.  For the fiscal year ended August 31, 2013, our consolidated sales increased by $20.5 million, or 12 percent, to $190.9 million.  The following sales analysis for the fiscal year ended August 31, 2013 is based on activity through our primary sales channels.

U.S./Canada Direct Offices – This channel includes our four regional field offices that serve clients in the United States and Canada and our government services group.  During fiscal 2013, sales through our regional offices increased by $12.3 million, or 18 percent compared with the prior year.  Increased sales through our regional sales offices were generally broad-based across our content and practice areas and were favorably impacted by increased facilitator and intellectual property license sales when compared with fiscal 2012.  During fiscal 2013 we held additional marketing events and increased the number of sales and sales support personnel.  We believe that the additional events and sales personnel were key drivers of increased sales at our regional sales offices during the year.  Partially offsetting increased regional office sales was a $2.1 million decline in government services sales.  Our government services revenues were adversely affected by government sequestration, and the contracting timeframe for a large government contract.  Previous annual renewals of this contract have occurred during our third fiscal quarter.  During fiscal 2013, the contract renewal process was postponed and occurred during our first quarter of fiscal 2014.  Subsequent to August 31, 2013 we won a renewal of the contract for a portion of fiscal 2014 and, later in fiscal 2014, we hope to obtain an extended renewal of this large contract for the remainder of fiscal 2014 and beyond.  We will continue our efforts to win additional renewals of this contract in the future, but we cannot guarantee a successful outcome, as many of the aspects of renewal are not within our control, including factors such as the partial government shutdown that occurred during the fall of 2013.

Although we are encouraged about future growth prospects through the U.S./Canada Direct Office channel, our sales through this channel in the first quarter of fiscal 2014 and in future periods could be significantly impacted by our ability to obtain work orders on governmental contracts due to the persistence of governmental operating issues in the United States, the renewal of the other existing contracts, and general economic conditions.

International Direct Offices – Our three international direct offices are located in Australia, Japan, and the United Kingdom.  During fiscal 2013, sales increased at all of our international direct offices, which were led by a $0.5 million improvement at our office in Australia.  Sales increased by $0.2 million at our office in Japan and by $0.1 million in the United Kingdom.  However, the translation of international sales into U.S. dollars had a $3.4 million adverse impact on reported sales as the U.S. dollar strengthened during fiscal 2013, particularly against the Japanese Yen.  In fiscal 2013, sales at our Japan office (denominated in Yen) increased by 17 percent compared with fiscal 2012.  We anticipate that foreign exchange rates (primarily the Japanese Yen) will continue to have an adverse effect on our reported sales through December 2014 when compared to the prior year.

During fiscal 2013 we implemented hiring and go-to-market strategies in our international direct offices which are consistent with those implemented in our domestic direct offices, including holding more marketing events and hiring additional sales personnel.  We believe that these factors began to have a favorable impact on the sales activity in our international direct offices during fiscal 2013 when compared with the prior year.  We expect these initiatives will also increase sales during fiscal 2014 and in future periods.

International Licensees – In countries or foreign locations where we do not have a direct office, our training and content offerings and services are delivered through independent licensees, who, subject to strict standards, may translate and adapt our content to match local preferences and customs.  In fiscal 2013, international licensee royalties increased $1.2 million compared with the prior year as many of our licensees reported strengthening sales in their countries during the year.  We believe that our increased efforts to support our licensees through additional program training, international branding, and the introduction of new offerings has had a favorable impact on their sales growth in fiscal 2013.  We are continuing our efforts to improve licensee performance and expect continued growth from our international licensee partners during future periods.

National Account Practices – Our national account practices offer and sell content solutions that are not typically offered in our U.S/Canada Direct offices.  These offerings include, in the Education practice, The Leader In Me program designed for students primarily in K-6 elementary schools; Helping Clients Succeed from our Sales Performance practice; and Winning Customer Loyalty from our Customer Loyalty practice.  The increase in revenue from our national account practices was due to increased sales in our Education and Sales Performance Practices.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to a $9.0 million, or 64 percent, increase in Education practice revenues compared with fiscal 2012.  At August 31, 2013, over 1,500 elementary level schools were using The Leader in Me program, and we anticipate continued growth in future periods.  We completed the acquisition of NinetyFive 5 during the third quarter of fiscal 2013, which was added as a component of the Sales Performance practice.  Primarily as a result of this acquisition, our Sales Performance practice sales increased by $1.0 million compared with the prior year.  These increases were partially offset by a $0.3 million decrease in Customer Loyalty practice sales.

Self-Funded Marketing – This group includes our book and audio sales, public programs, and speeches through our speakers’ bureau.  The decrease in self-funded marketing sales was mainly due to book and audio distribution royalties received in the first and third quarters of fiscal 2012 that did not repeat in fiscal 2013.  We expect to continue to release new publications in future periods and believe that these new publications will continue to show strong performance in the marketplace and create additional royalty revenues.

Other – Our other sales are comprised primarily of leasing sales and shipping and handling revenues.  The increase in other sales was primarily due to increased leasing revenues resulting from new lease contracts at our corporate headquarters.  However, during August 2013 one of our significant lease contracts expired and we are actively seeking new tenants for this available space.  Our lease revenues will be adversely impacted in fiscal 2014 compared to prior periods until this available space is leased.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of goods sold.  Our cost of sales includes the direct costs of delivering content onsite at client locations, including presenter costs, materials used in the production of training products and related assessments, assembly and manufacturing labor costs, freight, and certain other overhead costs.  Gross profit may be affected by, among other things, the mix of practice solutions sold to clients, prices of materials, labor rates, changes in product discount levels, and freight costs.

Our consolidated gross profit for the fiscal year ended August 31, 2013 increased to $129.0 million compared with $112.7 million in the prior fiscal year.  The increase was primarily due to improved sales for the fiscal year ended August 31, 2013 compared with fiscal 2012, and to improved margin on our sales.  Our consolidated gross margin increased to 67.6 percent of sales in fiscal 2013 compared with 66.1 percent in the prior year.  The improvement in gross margin was primarily due to increased intellectual property license sales, increased facilitator sales, and increased international licensee royalties, all of which have higher gross margins than the majority of our other programs and services.

Operating Expenses

Selling, General and Administrative (SG&A) – Our SG&A expenses increased $11.7 million, or 13 percent, compared with the prior year.  As a percent of sales, our SG&A expenses increased to 53.0 percent compared with 52.5 percent in fiscal 2012.  The increase in SG&A expenses was primarily due to 1) an $8.6 million increase in associate costs primarily related to additional commissions and bonuses on significantly higher sales in fiscal 2013 and investments in new sales-related personnel; 2) a $1.7 million increase in advertising and promotional costs that were primarily related to strategic initiatives which we believe had a favorable impact on our fiscal year’s sales; 3) a $1.2 million increase in travel expenses related primarily to marketing activities and increased training sales activity during the fiscal year; and 4) a $0.4 million increase in legal expenses that was due to the fiscal 2012 reimbursement of certain legal fees by FC Organization Products (FCOP) and which did not repeat in fiscal 2013.  These increases were partially offset by a $0.2 million decrease in non-cash share-based compensation.

The acquisition of NinetyFive 5 in fiscal 2013 requires us to reassess the fair value of the contingent earnout payments each reporting period.  Changes to the fair value of the expected amount of contingent consideration to be paid are required to be classified as an operating expense in future periods.  The changes in fair value may significantly increase or decrease our total operating income in future periods.

Depreciation – Depreciation expense for fiscal 2013 decreased by $0.1 million compared with fiscal 2012 primarily due to certain assets becoming fully depreciated.  Based on capital asset acquisitions in fiscal 2013 and expected purchases during fiscal 2014, we anticipate depreciation expense will total approximately $3.3 million in fiscal 2014.

Amortization – Amortization expense from definite-lived intangible assets increased $0.7 million compared with the prior year due to the acquisition of NinetyFive 5 during fiscal 2013.  Based on current carrying amounts of intangible assets and remaining estimated useful lives, we anticipate amortization expense will total $3.9 million in fiscal 2014.

Interest Income

The increase in interest income was attributable to the accretion of interest on previously discounted long-term receivables from FCOP.  Interest income is computed using the effective interest method using a rate of 15 percent, which was the discount rate at which these receivables were marked to estimated net present value (refer to discussion below).

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

Income Taxes

Our effective tax rate for the fiscal year ended August 31, 2013 was approximately 26 percent compared with 43 percent in fiscal 2012.  Our effective tax rate decreased primarily due to the benefit of foreign tax credits we plan to claim for fiscal 2003 through fiscal 2007.  During those years we either generated or used net operating loss carryforwards and were unable to utilize foreign tax credits and instead took foreign tax deductions.  As of August 31, 2013 we have no remaining U.S. federal net operating loss carryforwards.  Additionally, overall taxable income and foreign source income in fiscal 2013 were sufficient to utilize all of the foreign tax credits generated during the fiscal year, plus additional credits generated in prior years.  Based on these factors and our projected taxable income and foreign source income, we decided to amend our U.S. federal income tax returns from fiscal 2003 through fiscal 2007 to claim foreign tax credits instead of foreign tax deductions.  The net tax benefit from claiming these additional foreign tax credits totaled $2.4 million in fiscal 2013.

Consistent with fiscal 2013, we expect our effective tax rate for fiscal 2014 to be lower than statutory combined rates as we claim the benefit of foreign tax credits.  However, we will not have the information necessary to determine the fiscal 2014 benefit until the fourth quarter.  Accordingly, we anticipate that our effective income tax rate during the first three quarters of fiscal 2014 will be approximately 40 percent.

We anticipate that our cash paid for income taxes will remain less than our income tax provision during the foreseeable future as we utilize foreign tax credit carryforwards and other deferred income tax assets.  For instance, during fiscal 2013 we paid $4.0 million of cash for income taxes compared with an income tax provision of $5.1 million.  After utilization of our foreign tax credit carryforwards, which we currently expect to be fully utilized by the end of fiscal 2016, we anticipate that our cash paid for income taxes will increase and approximate our income tax provision.

FISCAL 2012 COMPARED WITH FISCAL 2011

Sales

For the fiscal year ended August 31, 2012, our consolidated sales increased by $9.7 million, or six percent, to $170.5 million.  The following sales analysis for the fiscal year ended August 31, 2012 is based on activity through our primary sales channels as previously defined.

U.S./Canada Direct Offices – During fiscal 2012, sales through our four direct offices increased by $4.7 million, or eight percent, compared with the prior year.  Partially offsetting increased direct office sales were expected reductions from contracts with a governmental agency that included more revenue in the initial phases (which occurred primarily in fiscal 2011) of the contracts than in subsequent periods.  As a result, sales through our government services group decreased $3.4 million compared with fiscal 2011.  However, during the third quarter of fiscal 2012 we won a renewal of these contracts with the governmental agency and we delivered training and consulting services throughout the life of these contracts, which included the first three quarters of fiscal 2013.

International Direct Offices – The improvement in international direct office sales compared with fiscal 2011 was primarily due to a $2.2 million increase in sales at our Japan office.  The sales growth in Japan was primarily due to the recovery of the Japanese economy from the effects of the earthquake and tsunami that struck northern Japan during March 2011.  Sales were also up $0.2 million at our office in the United Kingdom during fiscal 2012.  However, these increases were partially offset by a $1.1 million decrease at our office in Australia, which were primarily attributable to sales force performance issues that the Company believes have been properly addressed.  During fiscal 2012, the translation of sales from foreign currencies to United States dollars had a $0.7 million favorable impact on our international office sales.

International Licensees – Our licensee sales increased $1.7 million compared with fiscal 2011 as many of our licensees reported strengthening sales in their countries during the year, which resulted in increased royalties.

National Account Practices – During fiscal 2012, our national account practice sales increased due to a $4.2 million increase in Education practice sales resulting from a general increase in demand for these school-based services as The Leader In Me program continues to generate favorable results at schools in the United States and in other countries.  Our Sales Performance practice also increased its sales by $0.9 million over the prior year as this group obtained new contracts during the fiscal year.  These increases were partially offset by a $0.5 million decrease in Customer Loyalty practice sales primarily resulting from the completion of a large contract during fiscal 2012.

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

Gross Profit

Our consolidated gross profit for the fiscal year ended August 31, 2012 increased to $112.7 million compared with $103.5 million in fiscal 2011.  The increase was primarily due to increased sales in fiscal 2012 over fiscal 2011 and improved margin on our sales.  Our consolidated gross margin increased to 66.1 percent of sales in fiscal 2012 compared with 64.3 percent in the prior year.  The improvement in gross margin was primarily due to increased international licensee royalty revenues, increased facilitator sales, and increased intellectual property license sales, all of which have higher gross margins than the majority of our other programs and services.

Operating Expenses

Selling, General and Administrative – Our SG&A expenses in fiscal 2012 increased $4.2 million compared with fiscal 2011.  However, as a percent of sales, SG&A expenses declined to 52.5 percent of sales compared to 53.0 percent in the prior year.  The increase in SG&A expenses was primarily due to 1) a $3.2 million increase in associate costs resulting from increased sales commissions and bonuses resulting from improved sales and operating results, and the addition of new personnel; 2) a $2.4 million increase in advertising and promotional costs that were primarily related to the launch of our new productivity offering, The 5 Choices to Extraordinary Productivity, and the launch of new strategic marketing initiatives that we believe had a favorable impact on overall fiscal 2012 sales; and 3) a $1.0 million increase in non-cash share-based compensation costs, primarily resulting from performance awards granted in the fourth quarter of fiscal 2011.  These increases were partially offset by 1) a $1.0 million decrease in rent and utilities expenses primarily the result of reduced rent expense at our Japan office and reduced telephone and communication expenses; 2) a $0.7 million decrease in legal expenses resulting primarily from the settlement of certain litigation and the reimbursement of previously expensed legal costs; 3) $0.4 million of decreased professional services costs compared to the prior year; and 4) a $0.2 million reduction in outsourced services charges resulting primarily from a reduction in outsourced information technology support costs.

Depreciation – Depreciation expense decreased by $0.4 million compared to fiscal 2011 primarily due to the full depreciation of certain capital assets during the latter half of fiscal 2012.

Amortization – Amortization expense from definite-lived intangible assets decreased $1.0 million due to the full amortization of certain intangible assets in late fiscal 2011.

Discount on Related Party Receivable

Due to the settlement of litigation during fiscal 2012, with a required settlement payment by FC Organizational Products, the amount of cash we received from FCOP was reduced from previous forecasts and our receivable balance from FCOP increased during fiscal 2012.  In the fourth quarter of fiscal 2012, we received revised information from FCOP regarding scheduled payments to us and we reclassified a portion of the FCOP receivable to long-term assets and recorded a discount charge of $1.4 million to reduce the long-term receivable to its estimated present value at August 31, 2012.  We discounted the long-term portion of the receivable based on forecasted repayments at a discount rate of 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP at August 31, 2012.  This rate was based on a variety factors including, but not limited to, current market interest rates for various qualities of comparable debt, discussions with FCOP’s lenders, and an evaluation of the realizability FCOP’s future cash flows.

Income Taxes

Our effective tax rate for fiscal 2012 was 43 percent and remained consistent with fiscal 2011.  Our effective income tax rate was higher than statutory combined rates primarily due to taxable interest income on outstanding management common stock loans and uncertain tax positions.  These increases in our effective rate were partially offset by the benefit of foreign tax credits in excess of the tax on income taxed by both U.S. and foreign jurisdictions.  The effective tax rate for fiscal 2012 and fiscal 2011 includes the benefit of foreign tax credits claimed on our U.S. federal income tax returns for those fiscal years.

ENTERPRISE INFORMATION

Our sales are primarily comprised of training and content sales and related products such as books, audio, and training accessories.  Based on the consistent nature of our services and products and the types of customers for these services, we function as a single operating segment.  However, to improve comparability with previous periods, operating information for our U.S./Canada, international, and corporate services operations is presented below.  Our U.S./Canada operations are responsible for the sale and delivery of our training and content offerings in the United States and Canada.  Our international sales group includes the financial results of our wholly owned foreign direct offices and royalty revenues from licensees.  Our corporate services information includes leasing income and certain corporate operating expenses.

The following table sets forth sales data for these operations for the periods indicated.  For further enterprise information, including geographic information, refer to Note 17 to our consolidated financial statements as found in Item 8 of this report on Form 10-K (in thousands).

YEAR ENDED AUGUST 31,	2013	Percent change	2012	Percent change	2011

U.S./Canada	$142,616	14	$125,183	6	$118,420
International	44,154	5	42,052	5	40,011
Total	186,770	12	167,235	6	158,431
Corporate and eliminations	4,154	29	3,221	36	2,373
Consolidated	$190,924	12	$170,456	6	$160,804

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for the fiscal years ended August 31, 2013 and 2012.  The quarterly consolidated financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods.  We utilize a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods during the fiscal year.  Results of any one or more quarters are not necessarily indicative of continuing trends (in thousands, except for per-share amounts).

YEAR ENDED AUGUST 31, 2013 (unaudited)
	December 1	March 2	June 1	August 31
Net sales	$44,061	$40,430	$44,859	$61,574
Gross profit	29,559	27,284	29,435	42,712
Selling, general, and administrative	22,943	22,691	23,661	31,880
Depreciation	702	722	752	833
Amortization	622	619	960	990
Income from operations	5,292	3,252	4,062	9,009
Discount on related party receivable	(147)	(135)	(135)	(102)
Income before income taxes	4,693	2,669	3,527	8,509
Net income	2,897	1,592	2,111	7,719

Net income per share:
Basic	$.16	$.09	$.13	$.47
Diluted	.15	.08	.13	.47

YEAR ENDED AUGUST 31, 2012 (unaudited)
	November 26	February 25	May 26	August 31
Net sales	$39,540	$38,627	$41,274	$51,015
Gross profit	26,542	24,981	26,144	35,016
Selling, general, and administrative	21,373	20,714	21,448	25,927
Depreciation	834	860	680	768
Amortization	631	626	622	620
Income from operations	3,704	2,781	3,394	7,701
Discount on related party receivable	-	-	-	(1,369)
Income before income taxes	3,074	2,159	2,783	5,732
Net income	1,662	1,162	1,617	3,399

Net income per share:
Basic	$.09	$.07	$.09	$.19
Diluted	.09	.06	.09	.18

Training content sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and certain vacation periods.  Our fourth fiscal quarter generally has higher sales and income from operations than other fiscal quarters primarily due to increased revenues in our Education practice (when school administrators and faculty are not conducting classes) and to increased facilitator sales that typically occur during that quarter.  Quarterly fluctuations may also be affected by other factors including the introduction of new offerings, the addition of new organizational customers, and the elimination of underperforming offerings.

LIQUIDITY AND CAPITAL RESOURCES

Summary

During fiscal 2013 our liquidity position strengthened as we improved our income from operations and repaid all remaining bank debt.  At August 31, 2013 we had $12.3 million of cash and cash equivalents compared with $11.0 million at August 31, 2012 and our net working capital (current assets less current liabilities) increased to $38.2 million compared with $27.5 million at August 31, 2012.  Of our $12.3 million in cash and cash equivalents at August 31, 2013, $3.9 million was held at our foreign subsidiaries.  We routinely repatriate earnings from our foreign subsidiaries for which U.S. taxes have previously been provided and consider foreign cash a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of content and services in the normal course of business, and proceeds from our available $10.0 million revolving line of credit.  Our primary uses of liquidity include payments for operating activities, capital expenditures, working capital expansion, business acquisitions, and debt repayment.

On March 25, 2013 we entered into the Third Modification Agreement (the Third Modification Agreement) to our previously existing amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The primary purposes of the Third Modification Agreement are to extend the maturity date of the Restated Credit Agreement from March 31, 2015 to March 31, 2016 and to increase the caps for permitted business acquisitions.  The Third Modification Agreement continues to provide a revolving line of credit facility with a maximum borrowing amount of $10.0 million with interest at LIBOR plus 2.50 percent.

The Restated Credit Agreement also provided a term loan (the Term Loan) that allowed us to borrow $5.0 million for general business purposes.  The final payment on the Term Loan was due on September 1, 2013; however, we repaid the remaining balance prior to August 31, 2013.  We had no outstanding obligations on our Restated Credit Agreement at August 31, 2013.

We may use our line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the line of credit agreement.  The Restated Credit Agreement and subsequent modifications also contain customary representations and guarantees as well as provisions for repayment and liens.  In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including (i) a funded debt to EBITDAR ratio requirement of less than 3.00 to 1.00; (ii) a fixed charge coverage ratio requirement in excess of 1.5 to 1.0; and (iii) an $8.0 million limitation on capital expenditures, excluding capitalized curriculum development.  At August 31, 2013, we believe that we were in compliance with the terms and financial covenants applicable to the Restated Credit Agreement and its subsequent modifications.

In addition to potential obligations from our Restated Credit Facility, we have a long-term lease on our corporate campus that expires in 2025 and is accounted for as a long-term financing obligation.

The following table summarizes our cash flows from operating, investing, and financing activities for the past three years (in thousands):

YEAR ENDED AUGUST 31,	2013	2012	2011
Total cash provided by (used for):
Operating activities	$15,528	$15,562	$15,643
Investing activities	(9,583)	(4,392)	(10,834)
Financing activities	(3,834)	(3,192)	(5,095)
Effect of exchange rates on cash	(831)	17	(182)
Increase (decrease) in cash and cash equivalents	$1,280	$7,995	$(468)

Cash Flows from Operating Activities

Our cash provided by operating activities declined slightly compared with the prior year and totaled $15.5 million for the fiscal year ended August 31, 2013 compared with $15.6 million in fiscal 2012.  The slight decrease was primarily due to cash used to support investments in working capital, including a significant increase in accounts receivable resulting from increased sales during the fourth quarter of fiscal 2013.  The use of cash for working capital investment was partially offset by improved operating results during fiscal 2013 compared with the prior year.  Our primary source of cash from operating activities in fiscal 2013 was the sale of content and services to our customers in the normal course of business.  The primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct programs, and payments for selling, general, and administrative expenses.

Cash Flows from Investing Activities and Capital Expenditures

Our business is not generally considered to be capital intensive and we do not own or operate any manufacturing facilities.  Our uses of cash for investing purposes during fiscal 2013 were primarily comprised of business acquisitions, curriculum development, and purchases of computer hardware, software, and other capital items used in the normal course of business.  During fiscal 2013 we used $9.6 million of cash for investing activities compared with $4.4 million used in the prior year.

For the year ended August 31, 2013 we used $4.2 million of cash in connection with business acquisitions.  We paid $2.2 million for the fourth of five potential earnout payments from the acquisition of CoveyLink Worldwide, LLC (CoveyLink) and $2.0 million for the acquisition of NinetyFive 5, LLC (NinetyFive 5).  During fiscal 2013 we completed the acquisition of NinetyFive 5, an entity that provides sales performance training services.  The consideration for this acquisition consists of an initial $4.2 million in cash payable in four installments through December 2013, and additional potential earnout payments up to a maximum of $8.5 million based on cumulative EBITDA as set forth in the purchase agreement.  The remaining $2.3 million liability from the purchase of NinetyFive 5 is classified as a component of accrued liabilities at August 31, 2013.  In addition, we have recorded the fair value of the liability for potential contingent earnout payments of $4.1 million in other long-term liabilities at August 31, 2013.  However, the actual payments will be determined in future periods based on actual EBITDA results.  See further discussion under “Contractual Obligations.”

During fiscal 2013 we used $3.2 million of cash for the development of various curriculums and offerings.  We also used $2.2 million of cash for purchases of property and equipment.  Our purchases of property and equipment during fiscal 2013 consisted primarily of computer hardware, computer software, and leasehold improvements on office space at our corporate campus that we lease to other entities.

During fiscal 2014, we expect to spend approximately $2.3 million on purchases of property and equipment and $7.0 million on curriculum development activities.  The significant increase in spending for curriculum development is primarily due to significant revisions to The 7 Habits of Highly Effective People Signature Program, which is our largest solution and is sold throughout the world.  The revised program is scheduled to be released in March 2014.  However, actual capital spending and expected launch dates are based upon a variety of factors and may differ from these estimates.

Cash Flows from Financing Activities

Net cash used for financing activities during fiscal 2013 totaled $3.8 million compared with $3.2 million in the prior year.  Our uses of cash for financing activities primarily consisted of $3.7 million used for principal payments on our term loan and long-term financing obligation, and $1.3 million used to repurchase shares of common stock, including shares withheld for statutory taxes on share-based compensation awards.  Partially offsetting these uses of cash were $0.9 million of income tax benefits from share-based compensation awards and $0.5 million of cash received from participants in our employee stock purchase plan.

During fiscal 2012 we announced the approval of a plan to repurchase up to $10.0 million of our common stock.  We intend to use cash in excess of $10.0 million, provided we have no balance outstanding on our revolving line of credit, for the purchases.  Through August 31, 2013 we have purchased a total of 73,320 shares of our common stock for $0.8 million under this plan.  We anticipate that the purchases of our common stock under this approved plan will increase the use of cash for financing activities in future periods.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligation, and meet other working capital requirements during fiscal 2014 through current cash balances and future cash flows from operating activities.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available revolving line of credit and other financing alternatives, if necessary, for these expenditures.  We extended the maturity date on our Restated Credit Agreement during fiscal 2013 to March 2016 and expect to renew the Restated Credit Agreement on an annual basis to maintain the three-year availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

We believe that our existing cash and cash equivalents, cash generated by operating activities, and availability of external funds as described above, will be sufficient for us to maintain our operations in the foreseeable future.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, macroeconomic activity, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors.  Some of the factors that influence our operations are not within our control, such as general economic conditions and the introduction of new curriculums and technology by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of lease payments resulting from the sale of our corporate campus (financing obligation); minimum operating lease payments primarily for domestic regional and foreign office space; payments to HP Enterprise Services (HP) for outsourcing services related to information systems, warehousing, and distribution services; short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; and remaining payments associated with the acquisition of NinetyFive 5.  Our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Required lease payments on corporate campus	$3,307	$3,373	$3,440	$3,509	$3,579	$26,330	$43,538
Minimum operating lease payments(1)	1,906	1,706	1,385	397	159	529	6,082
Minimum required payments to HP for outsourcing services(2)	2,207	2,222	1,383	-	-	-	5,812
Purchase obligations	4,273	-	-	-	-	-	4,273
NinetyFive 5 acquisition liability	2,250	-	-	-	-	-	2,250
NinetyFive 5 contingent earnout payments(3)	-	2,167	2,167	2,166	2,000	-	8,500
Total expected contractual obligation payments	$13,943	$9,468	$8,375	$6,072	$5,738	$26,859	$70,455

(1)
The operating agreement with FC Organizational Products provides for reimbursement of a portion of the warehouse leasing costs, the impact of which would reduce the lease obligations disclosed in the table above.

(2)	Our obligation for outsourcing services contains an annual escalation based upon changes in the Employment Cost Index, the impact of which was not estimated in the above table.

(3)
This obligation represents the maximum potential contingent earnout payments based on expected financial performance and the terms of the NinetyFive 5 acquisition agreement.  Actual amounts paid may differ from those presented in the table if performance objectives are not achieved.

Our contractual obligations presented above exclude unrecognized tax benefits of $4.1 million for which we cannot make a reasonably reliable estimate of the amount and period of payment.  For further information regarding our unrecognized tax benefits, refer to the notes to our consolidated financial statements as presented in Part II, Item 8 of this report on Form 10-K.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting policies that we used to prepare our consolidated financial statements are primarily outlined in note 1 to the consolidated financial statements, which are presented in Part II, Item 8 of this Annual Report on Form 10-K.  Some of those accounting policies require us to make assumptions and use judgments that may affect the amounts reported in our consolidated financial statements.  Management regularly evaluates its estimates and assumptions and bases those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America.  Actual results may differ from these estimates under different assumptions or conditions, including changes in economic and political conditions and other circumstances that are not in our control, but which may have an impact on these estimates and our actual financial results.

The following items require the most significant judgment and often involve complex estimates:

Revenue Recognition

We derive revenues primarily from the following sources:

•
Training and Consulting Services – We provide training and consulting services to both organizations and individuals in leadership, productivity, strategic execution, trust,  sales force performance, customer loyalty, and communication effectiveness skills.

•	Products – We sell books, audio media, and other related products.

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

Some of our training and consulting contracts contain multiple-element deliverables that include training along with other products and services.  For transactions that contain more than one element, we recognize revenue in accordance with the guidance for multiple-element arrangements using the relative selling price method.

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

Share-Based Compensation

Our shareholders have approved performance based long-term incentive plans (LTIPs) that provide for grants of share-based performance awards to certain managerial personnel and executive management as directed by the Organization and Compensation Committee of the Board of Directors.  The number of common shares that are vested and issued to LTIP participants in some plans may be variable and all performance-based awards have vesting requirements dependent upon the achievement of specified objectives during a defined period.  Due to uncertainties related to the achievement of objectives and the variable number of common shares that may be issued under some LTIPs, we reevaluate our LTIP grants on a quarterly basis and adjust our share-based compensation expense for expected vesting dates and the expected number of shares to be awarded based upon actual and estimated financial results of the Company compared to the performance goals set for the award.  Adjustments to our share-based compensation expense are made on a cumulative basis at the adjustment date based upon revisions to the estimated vesting date and/or the number of common shares to be awarded.

The analysis of some of our performance-based awards contains uncertainties because we are required to make assumptions and judgments about the eventual achievement of financial objectives and the number of shares that will vest in each LTIP grant.  The assumptions and judgments that are essential to the analysis include forecasted sales and operating income levels during the specified service periods.  The evaluation of performance-based awards and the corresponding use of estimated amounts may produce additional volatility in our consolidated financial statements as we record cumulative adjustments based on the timing and probability of vesting and/or the estimated number of common shares to be awarded under the performance-based grants as described above.

We have also granted share-based compensation awards that have share price, or market-based, vesting conditions.  For these market-based awards we used a Monte Carlo simulation to determine the fair value and expected term (derived service period) of these awards.  The Monte Carlo pricing models require various inputs, including items such as grant-date share price, common stock price volatility, dividend rates, and risk-free return rates.  If underlying model input factors change significantly, including changes in the price of our common stock on the grant date, our share-based compensation expense may differ materially from amounts recorded in current or previous periods.

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at August 31, 2013 would decrease our reported income from operations by approximately $0.1 million.

For further information regarding the calculation of our allowance for doubtful accounts, refer to the notes to our financial statements as presented in Item 8 of this report on Form 10-K.

Related Party Receivable

At August 31, 2013, we had receivables from FC Organizational Products, an entity in which we own 19.5 percent, for reimbursement of certain operating costs, such as warehousing and distribution costs, which are billed to us by third party providers, and for working capital and other advances, even though we are not obligated to provide advances to, or fund the losses of FCOP.  We make use of estimates to account for these receivables, including estimates of the collectability of amounts receivable from FCOP in future periods and, based upon revisions to the timing of estimated collections in fiscal 2012, we were required to reclassify a portion of the receivable from current to long-term.  In accordance with applicable accounting guidance, we were required to discount the long-term portion of the receivables to its net present value using an estimated effective borrowing rate for FCOP.

We estimated the effective risk-adjusted borrowing rate to discount the long-term portion of the receivable at 15 percent, which was recorded as a discount on a related party receivable in our fiscal 2013 and fiscal 2012 income statements.  Our estimate of the effective borrowing rate required us to estimate a variety of factors, including the availability of debt financing for FCOP, projected borrowing rates for comparable debt, and the timing and realizability of projected cash flows from FCOP.  These estimates were based on information known at the time of the preparation of these financial statements.  A change in the assumptions and factors used, including estimated interest rates, may change the amount of discount taken.  For instance, a one percent increase in the discount rate would have reduced our income before income taxes by $0.1 million during fiscal 2013.

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

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are reduced to their fair market value through the use of inventory valuation reserves, which are recorded during the normal course of business.  Our inventory valuation calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory valuation methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have an adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory valuation reserves at August 31, 2013 would decrease our reported income from operations by $0.1 million.

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and goodwill balances are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset was generated by the merger with the Covey Leadership Center and has been deemed to have an indefinite life.  This intangible asset is quantitatively tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and international licensee royalties.  Our goodwill at August 31, 2013 was generated by the acquisition of CoveyLink Worldwide, LLC during fiscal 2009 and the subsequent payment of contingent annual earnout payments, and the acquisition of NinetyFive 5 in fiscal 2013.

Our impairment evaluation calculations for goodwill and the Covey trade name contain uncertainties because they require us to make assumptions and apply judgment in order to qualitatively assess the fair value of these assets, and may require estimated future cash flows, an estimated appropriate royalty rate, and an estimated discount rate that reflects the inherent risk of future cash flows when these assets are evaluated on a quantitative basis.  If forecasts and assumptions used to support the carrying value of our indefinite-lived intangible asset change in future periods, significant impairment charges could result that would have an adverse effect upon our results of operations and financial condition.  The valuation methodologies for both indefinite-lived intangible assets and goodwill are also dependent upon the share price of our common stock and our corresponding market capitalization, which may differ from estimated royalties used in our impairment testing.  Based upon the fiscal 2013 evaluation of the Covey trade name and goodwill, our trade-name related revenues, licensee royalties, consolidated sales, and market capitalization would have to suffer significant reductions before we would be required to impair these long-lived assets.

The acquisition of NinetyFive 5 in fiscal 2013 requires us to reassess the fair value of the contingent earnout payments each reporting period.  Although subsequent changes to the contingent consideration liability do not affect the goodwill generated from the acquisition transaction, the valuation of expected contingent consideration requires us to estimate future sales and profitability.  These estimates require the use of numerous assumptions, many of which may change frequently and lead to increased or decreased operating income in future periods.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by us in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales growth, expected introduction of new or refreshed curriculums, future training and consulting sales activity, renewal of existing contracts, the release and success of new publications, anticipated expenses, the adequacy of existing capital resources, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, the seasonality of future sales, expectations about attracting new tenants to occupy vacant space at our corporate campus, the seasonal fluctuations in cash used for and provided by operating activities, future compliance with the terms and conditions of our Revolving Loan and Term Loan, the ability to borrow on, and renew, our Revolving Loan, expected repayment of our Term Loan in future periods, expectations regarding income tax expenses as well as tax assets and credits and the amount of cash expected to be paid for income taxes, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this annual report on Form 10-K for the fiscal year ended August 31, 2013, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; adverse effects on certain licensee’s performance due to civil unrest in some of the countries where our licensees operate; and other factors which may adversely affect our business.

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

Foreign Exchange Sensitivity

Due to the global nature of our operations, we are subject to risks associated with transactions that are denominated in currencies other than the United States dollar, as well as the effects of translating amounts denominated in foreign currencies to United States dollars as a normal part of the reporting process.  The objective of our foreign currency risk management activities is to reduce foreign currency risk in the consolidated financial statements.  In order to manage foreign currency risks, we may make limited use of foreign currency forward contracts and other foreign currency related derivative instruments.  However, we did not utilize any foreign currency forward or related derivative contracts during fiscal 2013, fiscal 2012, or fiscal 2011.

Interest Rate Sensitivity

At August 31, 2013, we did not have any amounts drawn on our revolving line of credit facility and we repaid our Term Loan payable to the bank in August 2013.  Accordingly, our long-term obligations consisted primarily of a long-term lease agreement (financing obligation) associated with the sale of our corporate headquarters facility, deferred income taxes, and the fair value of expected earnout payments from the acquisition of NinetyFive 5.  Our overall interest rate sensitivity is therefore primarily influenced by any amounts borrowed on our revolving line of credit facility and the prevailing interest rate on this instrument, which may create additional expense if interest rates increase in future periods.  The effective interest rate on the line of credit facility was 2.8 percent at August 31, 2013 and we do not currently anticipate significant borrowings on the line of credit in the foreseeable future.  Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent.

During the fiscal years ended August 31, 2013, 2012, and 2011, we were not party to any interest rate swap agreements or similar derivative instruments.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Franklin Covey Co.

We have audited Franklin Covey Co.’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria).  Franklin Covey Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Franklin Covey Co. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Franklin Covey Co. as of August 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended August 31, 2013 and our report dated November 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
November 14, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Franklin Covey Co.

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. as of August 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended August 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Covey Co. at August 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Covey Co.’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
November 14, 2013

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2013	2012
In thousands, except per-share data

ASSETS
Current assets:
Cash and cash equivalents	$12,291	$11,011
Accounts receivable, less allowance for doubtful accounts of $982 and $851	52,684	38,087
Receivable from related party	3,305	3,588
Inventories	4,321	4,161
Deferred income tax assets	4,685	3,634
Prepaid expenses and other current assets	3,822	3,714
Total current assets	81,108	64,195

Property and equipment, net	17,180	18,496
Intangible assets, net	60,654	59,205
Goodwill	16,135	9,172
Long-term receivable from related party	4,453	3,478
Other long-term assets	9,875	9,534
	$189,405	$164,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$1,139	$992
Current portion of bank note payable	-	2,500
Accounts payable	9,294	7,758
Income taxes payable	1,365	869
Accrued liabilities	31,140	24,530
Total current liabilities	42,938	36,649

Financing obligation, less current portion	27,376	28,515
Bank note payable, less current potion	-	208
Other liabilities	6,106	1,152
Deferred income tax liabilities	6,479	7,001
Total liabilities	82,899	73,525

Commitments and contingencies (Notes 8 and 9)

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	210,227	182,534
Common stock warrants	-	5,260
Retained earnings	40,429	26,110
Accumulated other comprehensive income	1,686	3,410
Treasury stock at cost, 10,759 shares and 9,365 shares	(147,189)	(128,112)
Total shareholders’ equity	106,506	90,555
	$189,405	$164,080

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEAR ENDED AUGUST 31,	2013	2012	2011
In thousands, except per-share amounts
Net sales:
Training and consulting services	$178,656	$158,779	$150,976
Products	8,114	8,456	7,455
Leasing	4,154	3,221	2,373
	190,924	170,456	160,804
Cost of sales:
Training and consulting services	56,864	52,161	51,942
Products	3,122	3,839	3,674
Leasing	1,949	1,773	1,714
	61,935	57,773	57,330
Gross profit	128,989	112,683	103,474

Selling, general, and administrative	101,176	89,462	85,255
Depreciation	3,008	3,142	3,567
Amortization	3,191	2,499	3,540
Income from operations	21,614	17,580	11,112

Interest income	614	18	21
Interest expense	(2,332)	(2,482)	(2,687)
Discount on related-party receivables	(519)	(1,369)	-
Other income, net	21	-	-
Income before income taxes	19,398	13,747	8,446
Provision for income taxes	(5,079)	(5,906)	(3,639)
Net income	$14,319	$7,841	$4,807

Net income per share:
Basic	$0.83	$0.44	$0.28
Diluted	0.80	0.43	0.27

Weighted average number of common shares:
Basic	17,348	17,772	17,106
Diluted	17,971	18,360	17,547

COMPREHENSIVE INCOME:
Net income	$14,319	$7,841	$4,807
Foreign currency translation adjustments	(1,724)	(182)	578
Comprehensive income	$12,595	$7,659	$5,385

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2013	2012	2011
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,319	$7,841	$4,807
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	6,131	5,698	7,107
Amortization of capitalized curriculum costs	1,891	1,816	1,639
Deferred income taxes	(1,739)	2,708	2,092
Share-based compensation expense	3,589	3,835	2,788
Excess income tax benefits from share-based compensation	(903)	-	-
Loss (gain) on disposals of assets	(17)	36	101
Changes in assets and liabilities, net of effect of acquired business:
Increase in accounts receivable, net	(15,171)	(5,810)	(1,288)
Decrease (increase) in inventories	(358)	96	382
Increase in receivable from related party	(692)	(1,349)	(688)
Decrease (increase) in prepaid expenses and other assets	(122)	(39)	2,128
Increase (decrease) in accounts payable and accrued liabilities	6,173	(197)	(3,534)
Increase in income taxes payable	1,504	587	65
Increase in other long-term liabilities	923	340	44
Net cash provided by operating activities	15,528	15,562	15,643

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,174)	(2,279)	(2,326)
Capitalized curriculum development and other intangible assets	(3,224)	(2,113)	(3,097)
Acquisition of business, net of cash acquired	(4,185)	-	(5,411)
Net cash used for investing activities	(9,583)	(4,392)	(10,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	-	8,523	67,462
Payments on line of credit borrowings	-	(8,523)	(76,994)
Proceeds from notes payable financing	-	-	5,000
Payments on notes payable financing	(2,708)	(2,292)	-
Principal payments on long-term debt and financing obligation	(1,022)	(895)	(673)
Purchases of common stock for treasury	(1,309)	(440)	(218)
Income tax benefits recorded in paid-in capital	903	-	-
Proceeds from sales of common stock held in treasury	495	435	328
Exercise of common stock warrants	(55)	-	-
Management stock loan activity	(138)	-	-
Net cash used for financing activities	(3,834)	(3,192)	(5,095)
Effect of foreign currency exchange rates on cash and cash equivalents	(831)	17	(182)
Net increase (decrease) in cash and cash equivalents	1,280	7,995	(468)
Cash and cash equivalents at beginning of the year	11,011	3,016	3,484
Cash and cash equivalents at end of the year	$12,291	$11,011	$3,016

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,996	$2,330	$1,825
Cash paid for interest	2,322	2,473	2,702

Non-cash investing and financing activities:
Acquisition of business financed by accrued liabilities	$2,250	$-	$-
Purchases of property and equipment financed by accounts payable	101	481	143

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other
	Common	Common	Additional	Common	Retained	Comprehensive	Treasury	Treasury
	Stock Shares	Stock Amount	Paid-In Capital	Stock Warrants	Earnings	Income	Stock Shares	Stock Amount
In thousands
Balance at August 31, 2010	27,056	$1,353	$183,794	$7,597	$13,462	$3,014	(10,041)	$(138,185)
Issuance of common stock from
treasury			(1,276)				117	1,604
Purchase of treasury shares							(21)	(218)
Unvested share award			(526)				37	526
Share-based compensation			2,788
Warrant activity			(5,894)	(2,337)			596	8,229
Management stock loan
payments			637				(76)	(637)
Non-qualified deferred
compensation plan activity			(8)				2	8
Cumulative translation
adjustments						578
Net income					4,807

Balance at August 31, 2011	27,056	1,353	179,515	5,260	18,269	3,592	(9,386)	(128,673)
Issuance of common stock from
treasury			(358)				60	800
Purchase of treasury shares							(44)	(440)
Unvested share award			(514)				37	514
Share-based compensation			3,835
Management stock loan
activity			313				(32)	(313)
Repurchase of share-based award			(249)
Cumulative translation
adjustments						(182)
Other			(8)
Net income					7,841

Balance at August 31, 2012	27,056	1,353	182,534	5,260	26,110	3,410	(9,365)	(128,112)
Issuance of common stock from
treasury			(3,341)				279	3,836
Purchase of treasury shares							(113)	(1,309)
Unvested share award			(421)				31	421
Share-based compensation			3,457
Management stock loan
activity			45,379				(3,302)	(45,514)
Warrant activity			(18,273)	(5,260)			1,708	23,478
Cumulative translation
adjustments						(1,724)
Tax benefits recorded in
paid-in capital			903
Other			(11)				3	11
Net income					14,319

Balance at August 31, 2013	27,056	$1,353	$210,227	$-	$40,429	$1,686	(10,759)	$(147,189)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franklin Covey Co. (hereafter referred to as we, us, our, or the Company) is a global company specializing in performance improvement.  We help individuals and organizations achieve results that require a change in human behavior and our mission is to “enable greatness in people and organizations everywhere.”  Our expertise is in the following seven areas: Leadership, Execution, Productivity, Trust, Sales Performance, Customer Loyalty, and Education.  Our offerings are described in further detail at www.franklincovey.com.  We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training products based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, and The Four Disciplines of Execution, and proprietary content in the areas of Execution, Sales Performance, Productivity, Customer Loyalty, and Educational improvement.  Through our organizational research and curriculum development efforts, we seek to consistently create, develop, and introduce new services and products that will help our clients achieve greatness.

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

Cash and Cash Equivalents

Some of our cash is deposited with financial institutions located throughout the United States of America and at banks in foreign countries where we operate subsidiary offices and at times may exceed insured limits.  We consider all highly liquid debt instruments with a maturity date of three months or less to be cash equivalents.  We did not hold a significant amount of investments that would be considered cash equivalent instruments at August 31, 2013 or 2012.

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

AUGUST 31,	2013	2012
Finished goods	$4,253	$4,028
Raw materials	68	133
	$4,321	$4,161

Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.  In assessing the valuation of inventories, we make judgments regarding future demand requirements and compare these estimates with current and committed inventory levels.  Inventory requirements may change based on projected customer demand, training curriculum life-cycle changes, longer- or shorter-than-expected usage periods, and other factors that could affect the valuation of our inventories.

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

Description	Useful Lives
Buildings	20 years
Machinery and equipment	3–7 years
Computer hardware and software	3–5 years
Furniture, fixtures, and leasehold improvements	5–8 years

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

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and acquired goodwill are not amortized, but rather are tested for impairment on an annual basis or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset (Note 5) has been deemed to have an indefinite life.  This intangible asset is tested for impairment using qualitative factors or the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products.  Based on the fiscal 2013 evaluation of the Covey trade name, we believe the fair value of the Covey trade name substantially exceeds its carrying value. No impairment charges were recorded against the Covey trade name during the fiscal years ended August 31, 2013, 2012, or 2011.

Our reported goodwill resulted from the fiscal 2009 acquisition of CoveyLink Worldwide, LLC, the subsequent payment of annual potential contingent earnout payments in connection with the acquisition of CoveyLink Worldwide, LLC, and the fiscal 2013 acquisition of NinetyFive 5, LLC.  Based on our fiscal 2013 goodwill evaluation, we believe the fair value of the reporting unit, which was defined as the consolidated Company, substantially exceeded the carrying value of our goodwill.  No impairment charges to goodwill were recorded during the fiscal years ended August 31, 2013, 2012, or 2011.

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

During fiscal 2013 and in prior years, we capitalized costs incurred for the development of various curriculums.  Capitalized development costs are generally amortized over a five-year life, which is based on numerous factors, including expected cycles of major changes to our content.  Capitalized curriculum development costs are reported as a component of other long-term assets in our consolidated balance sheets and totaled $7.4 million and $6.7 million at August 31, 2013 and 2012.  Amortization of capitalized curriculum development costs is reported as a component of cost of sales.

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2013	2012
Accrued compensation	$11,804	$9,549
Unearned revenue	7,063	4,780
NinetyFive 5 acquisition payable	2,250	-
Intellectual property royalties	1,866	1,907
Customer credits	913	1,421
Other accrued liabilities	7,244	6,873
	$31,140	$24,530

Foreign Currency Translation and Transactions

The functional currencies of our foreign operations are the reported local currencies.  Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars.  The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated using average exchange rates for each month during the fiscal year.  The resulting translation gains or losses were recorded as a component of accumulated other comprehensive income in shareholders’ equity.  Foreign currency transaction gains and losses totaled a gain of $0.2 million, a loss of $0.1 million, and a gain of $14,000 for the fiscal years ended August 31, 2013, 2012, and 2011, respectively.

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

Sales Taxes

We collect sales tax on qualifying transactions with customers based upon applicable sales tax rates in various jurisdictions.  We account for sales taxes collected using the net method; accordingly, we do not include sales taxes in net sales reported in our consolidated income statements.

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

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned direct office.  Licensee companies are unrelated entities that have been granted a license to translate our content and curriculum, adapt the content and curriculum to the local culture, and sell our content in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of their sales to clients.  We recognize royalty income each period based upon the sales information reported to us from our licensees.  Licensee royalty revenues are included as a component of training sales and totaled $12.9 million, $11.8 million, and $10.6 million for the fiscal years ended August 31, 2013, 2012, and 2011.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Share-Based Compensation

We record the compensation expense for all share based-payments to employees and non-employees, including grants of stock options and the compensatory elements of our employee stock purchase plan, in our consolidated income statements based upon their fair values over the requisite service period.  For more information on our share-based compensation plans, refer to Note 13.

Shipping and Handling Fees and Costs

All shipping and handling fees billed to customers are recorded as a component of net sales.  All costs incurred related to the shipping and handling of products are recorded in cost of sales.

Advertising Costs

Costs for newspaper, television, radio, and other advertising are expensed as incurred or recognized over the period of expected benefit for direct response and catalog advertising.  Direct response advertising costs, which consist primarily of printing and mailing costs for seminar mailers, are charged to expense over the period of projected benefit, which ranges from three to 12 months.  Advertising costs included in selling, general, and administrative expenses totaled $7.0 million, $5.3 million, and $3.1 million in fiscal years ended August 31, 2013, 2012, and 2011.  Our direct response advertising costs reported in other current assets totaled $0.1 million and $0.2 million at August 31, 2013 and 2012, respectively.

Income Taxes

Our income tax provision has been determined using the asset and liability approach of accounting for income taxes.  Under this approach, deferred income taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  The income tax provision represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.  Deferred income taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for tax rates and tax laws when changes are enacted.  A valuation allowance is provided against deferred income tax assets when it is more likely than not that all or some portion of the deferred income tax assets will not be realized.  Interest and penalties related to uncertain tax positions are recognized as components of income tax expense in our consolidated income statements.

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

NOTE 2 – ACQUISITION OF NINETYFIVE 5 LLC

On March 11, 2013 we acquired substantially all of the assets of NinetyFive 5 LLC (NinetyFive 5).  NinetyFive 5 provides sales success training services that complement our existing sales performance content and we expect NinetyFive 5 to become a key component of our Sales Performance practice in future periods.  The purchase price was $4.2 million in cash, payable in four installments through December 6, 2013, $2.0 million of which was paid through August 31, 2013, plus contingent earnout payments up to a maximum of $8.5 million, based on cumulative earnings before interest, income taxes, depreciation, and amortization (EBITDA) as set forth in the purchase agreement.

The following table summarizes the estimated fair values of the assets acquired, liabilities assumed, and separately identifiable intangible assets at the acquisition date (in thousands):

Computer equipment	$14
Intangible assets (Note 5)	3,989
Goodwill	4,728
Loss on reacquired license arrangement	950
Purchase price payable and unearned revenue	(2,651)
Contigent earn-out liability (long-term liabilities)	(4,109)
Gain on equity ownership interest	(971)
Cash paid	$1,950

The fair value of the contingent earn-out liability was determined using the Probability Weighted Expected Return Method.  We estimated the projected EBITDA to be achieved during the earn-out period utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considered NinetyFive 5’s weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earnout itself, the related projections, and the overall business.  Under the applicable accounting guidance, we are required to reassess the fair value of the contingent earn-out liability each reporting period.  Any changes to the fair value will be recorded to operating income in the period of change.

To date, we have incurred $0.1 million of acquisition costs, which were recorded as selling, general, and administrative expenses in our consolidated income statements.  The acquisition of NinetyFive 5 had an immaterial impact on our consolidated income statements for the fiscal year ended August 31, 2013 and the acquisition of NinetyFive 5 was determined to be insignificant as defined by Regulation S-X.  NinetyFive 5 had total sales of $8.7 million (unaudited) and net income of $1.9 million (unaudited) for the year ended December 31, 2012.

Prior to the acquisition date, NinetyFive 5 operated under an agreement that granted them a worldwide, non-exclusive, and royalty-free license to use specified Company content.  As consideration for this license agreement, we obtained an equity interest in NinetyFive 5 and we owned 10.5 percent of NinetyFive 5 at the acquisition date.  We were also entitled to receive ownership distributions, which were immaterial to our consolidated income statements in the periods received.  In connection with the acquisition of NinetyFive 5, and in accordance with Accounting Standards Codification 805, Business Combinations, we revalued our ownership interest to fair value at the acquisition date and determined the fair value of the reacquired license rights.  In accordance with the valuation of our ownership interest, we recognized a gain from the purchase transaction for the amount by which the fair value of our equity interest exceeded its carrying value.  We then considered whether the reacquired license rights were favorable or unfavorable to the terms of a current market transaction to determine the need to recognize a settlement gain or loss.  Based on the valuation of the reacquired license rights, we recognized a settlement loss.  The gain from our ownership interest in NinetyFive 5 and the loss from the reacquired license rights consisted of the following amounts, which were recorded as other income, net in our consolidated income statements for the fiscal year ended August 31, 2013 (in thousands).

Gain on equity ownership interest	$971
Loss on reacquired license arrangement	(950)
Other income, net	$21

The goodwill generated by the transaction is primarily attributable to the organization, methodologies, and related processes developed by NinetyFive 5 that complement our existing sales performance content.  We expect the acquisition of NinetyFive 5 and its integration into our Sales Performance practice will be highly synergistic for our clients.

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

Activity in our allowance for doubtful accounts was comprised of the following for the periods indicated (in thousands):

YEAR ENDED
AUGUST 31,	2013	2012	2011
Beginning balance	$851	$798	$718
Charged to costs and expenses	190	224	188
Deductions	(59)	(171)	(108)
Ending balance	$982	$851	$798

Deductions on the foregoing table represent the write-off of amounts deemed uncollectible during the fiscal year.  During fiscal 2012, our recoveries of previously written off accounts totaled approximately $72,000 and was included in amounts charged to costs and expenses in the above table.  Recoveries of amounts previously written off were insignificant in fiscal 2013 and fiscal 2011.

4.	PROPERTY AND EQUIPMENT

Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2013	2012
Land and improvements	$1,312	$1,312
Buildings	31,556	31,556
Machinery and equipment	2,224	2,295
Computer hardware and software	17,002	19,792
Furniture, fixtures, and leasehold
improvements	11,536	11,635
	63,630	66,590
Less accumulated depreciation	(46,450)	(48,094)
	$17,180	$18,496

5.	INTANGIBLE ASSETS AND GOODWILL

Our intangible assets were comprised of the following (in thousands):

	Gross Carrying	Accumulated	Net Carrying
AUGUST 31, 2013	Amount	Amortization	Amount
Definite-lived intangible assets:
License rights	$27,000	$(13,978)	$13,022
Acquired curriculum	58,427	(37,550)	20,877
Customer lists	16,685	(15,426)	1,259
Internally developed software	2,049	(341)	1,708
Trade names	1,219	(431)	788
	105,380	(67,726)	37,654
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$128,380	$(67,726)	$60,654

AUGUST 31, 2012
Definite-lived intangible assets:
License rights	$27,000	$(13,041)	$13,959
Acquired curriculum	58,284	(36,052)	22,232
Customer lists	15,111	(15,097)	14
Trade names	377	(377)	-
	100,772	(64,567)	36,205
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$123,772	$(64,567)	$59,205

Our intangible assets are amortized over the estimated useful life of the asset.  The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of definite-lived intangible assets at August 31, 2013 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Amortization Period

License rights	13 years	30 years
Curriculum	6 to 13 years	26 years
Customer lists	4 years	14 years
Internally developed software	3 years	3 years
Trade names	5 years	5 years

During March 2013 we acquired the assets of NinetyFive 5 (Note 2).  Based on the estimated fair value of assets purchased, the acquired intangible assets are being amortized over a weighted average life of four years and are comprised of the following (in thousands):

Category of		Estimated Useful
Intangible Asset	Amount	Life

Internally developed software	$2,049	3 years
Customer list	1,574	5 years
Trade name	242	5 years
Non-compete agreements	124	5 years
	$3,989

Our goodwill balance at August 31, 2013 was generated from the fiscal 2009 acquisition of CoveyLink Worldwide, LLC (CoveyLink) and the fiscal 2013 acquisition of NinetyFive 5.  The previous owners of

CoveyLink, which includes a brother of one of our executive officers, are entitled to earn annual contingent payments based upon earnings growth over the subsequent five years.  During fiscal 2013 we paid $2.2 million in cash to the former owners of CoveyLink for the fourth contingent payment.  There was no payment required in fiscal 2012 for the third contingent payment.  These contingent payments were classified as goodwill on our consolidated balance sheets according to previously existing business combination guidance.  Our consolidated goodwill changed as follows during fiscal 2013 and 2012 (in thousands):

Balance at August 31, 2011	$9,172
Accumulated impairments	-
Balance at August 31, 2012	9,172
Contingent earnout payment from
CoveyLink acquisition	2,235
Acquisition of NinetyFive 5	4,728
Accumulated impairments	-
Balance at August 31, 2013	$16,135

The goodwill generated by the NinetyFive 5 acquisition is primarily attributable to the organization, methodologies, and related processes developed by NinetyFive 5 that complement our existing sales performance content.  All of the goodwill generated from the acquisition of NinetyFive 5 is expected to be deductible for income tax purposes.

Our aggregate amortization expense from definite-lived intangible assets totaled $3.2 million, $2.5 million, and $3.5 million for fiscal years 2013, 2012, and 2011.  Amortization expense for our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING
AUGUST 31,
2014	$3,834
2015	3,633
2016	3,187
2017	2,817
2018	2,665

6.	LINE OF CREDIT AND NOTES PAYABLE

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

Revolving Line of Credit

On March 25, 2013, we entered into the Third Modification Agreement to the existing Restated Credit Agreement.  The primary purposes of the Third Modification Agreement are to extend the maturity date of the Restated Credit Agreement, as subsequently modified, from March 31, 2015 to March 31, 2016 and to increase the caps for permitted business acquisitions.

The key terms and conditions of the Revolving Line of Credit under the Third Modification Agreement are as follows:

•	Available Credit – The Revolving Line of Credit has a maximum borrowing amount of $10.0 million, which remains unchanged from the Restated Credit Agreement.

•	Maturity Date – The maturity date of the Revolving Line of Credit is now March 31, 2016.

•	Interest Rate – The effective interest rate continues to be LIBOR plus 2.50 percent per annum. The unused credit fee on the facility is .33 percent per annum.

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

In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the Restated Credit Agreement.  At August 31, 2013, we believe that we were in compliance with the terms and covenants applicable to the Third Modification Agreement.  The effective interest rate on our Revolving Line of Credit was 2.8 percent at August 31, 2013 and 2.7 percent August 31, 2012.

In connection with the Restated Credit Agreement, we entered into a promissory note, a security agreement, repayment guaranty agreements, and a pledge and security agreement.  These agreements pledge substantially all of our assets located in the United States to the lender as collateral for borrowings under the Restated Credit Agreement and subsequent amendments.  We had no outstanding borrowings on the Revolving Line of Credit at August 31, 2013 or August 31, 2012.

Term Loan Payable

We borrowed $5.0 million on the Term Loan payable that was being repaid in 24 equal monthly installments, beginning on October 1, 2011 and concluding on September 1, 2013.  However, we paid the final Term Loan installment on August 16, 2013.  We did not incur any prepayment penalties or additional interest charges from early repayment of the Term Loan.

7.	FINANCING OBLIGATION

In connection with the sale and leaseback of our corporate headquarters facility located in Salt Lake City, Utah, we entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group.  The 20-year master lease agreement also contains six five-year renewal options that will allow us to maintain our operations at the current location for up to 50 years.  Although the corporate headquarters facility was sold and the Company has no legal ownership of the property, we were prohibited from recording the transaction as a sale since we have subleased a significant portion of the property that was sold to other tenants.  Accordingly, we must account for the sale as a financing transaction, which requires us to continue reporting the corporate headquarters facility as an asset and to record a financing obligation for the sale price.

The financing obligation on our corporate campus was comprised of the following (in thousands):

AUGUST 31,	2013	2012
Financing obligation payable in
monthly installments of $275 at
August 31, 2013, including
principal and interest, with two
percent annual increases
(imputed interest at 7.7%),
through June 2025	$28,515	$29,507
Less current portion	(1,139)	(992)
Total financing obligation,
less current portion	$27,376	$28,515

Future principal maturities of our financing obligation were as follows at August 31, 2013 (in thousands):

YEAR ENDING
AUGUST 31,
2014	$1,139
2015	1,298
2016	1,473
2017	1,662
2018	1,868
Thereafter	21,075
$28,515

Our remaining future minimum payments under the financing obligation in the initial 20-year lease term are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2014	$3,307
2015	3,373
2016	3,440
2017	3,509
2018	3,579
Thereafter	26,330
Total future minimum financing
obligation payments	43,538
Less interest	(16,335)
Present value of future minimum
financing obligation payments	$27,203

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

Lease Expense

In the normal course of business, we lease office space and warehouse and distribution facilities under non-cancelable operating lease agreements.  We rent office space, primarily for international and domestic regional sales administration offices, in commercial office complexes that are conducive to sales and administrative operations.  We also rent warehousing and distribution facilities that are designed to provide secure storage and efficient distribution of our training products and accessories.  These operating lease agreements often contain renewal options that may be exercised at our discretion after the completion of the base rental term.  In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.  At August 31, 2013, we had operating leases that have remaining terms ranging from approximately one year to approximately eight years.  Following the sale of our consumer solutions business unit assets, FC Organizational Products is contractually obligated to pay to us a portion of the minimum rental payments on certain warehouse and distribution facilities that they are using, although we are still responsible for the gross required minimum lease payments.  The following table summarizes our future minimum lease payments under operating lease agreements and the lease amounts receivable from FC Organizational Products at August 31, 2013 (in thousands):

	Required	Receivable	Net Required
	Minimum	from FC	Minimum
YEAR ENDING	Lease	Organizational	Lease
AUGUST 31,	Payments	Products	Payments
2014	$1,906	$(584)	$1,322
2015	1,706	(632)	1,074
2016	1,385	(535)	850
2017	397	-	397
2018	159	-	159
Thereafter	529	-	529
	$6,082	$(1,751)	$4,331

We recognize lease expense on a straight-line basis over the life of the lease agreement.  Contingent rent expense is recognized as it is incurred and was insignificant for the periods presented in this report.  Total rent expense recorded in selling, general, and administrative expense from operating lease agreements was $2.2 million, $2.2 million, and $2.7 million for the fiscal years ended August 31, 2013, 2012, and 2011.

Lease Income

We have subleased a significant portion of our corporate headquarters campus located in Salt Lake City, Utah to multiple, unrelated tenants as well as to FC Organizational Products.  We recognize sublease income on a straight-line basis over the life of the sublease agreement.  The cost basis of the office space available for lease was $34.6 million, which had a carrying value of $11.7 million at August 31, 2013.  The following future minimum lease payments due to us from our sublease agreements at August 31, 2013 include lease income of approximately $0.8 million per year from FC Organizational Products.  All lease income disclosed after fiscal 2018 is due from FC Organizational Products (in thousands):

YEAR ENDING
AUGUST 31,
2014	$3,046
2015	2,906
2016	2,404
2017	1,358
2018	1,162
Thereafter	5,697
$16,573

Sublease revenue totaled $4.2 million, $3.2 million, and $2.4 million during the fiscal years ended August 31, 2013, 2012, and 2011.

9.	COMMITMENTS AND CONTINGENCIES

Information Systems and Warehouse Outsourcing Contract

We have an outsourcing contract with HP Enterprise Services (HP) to provide information technology system support and product warehousing and distribution services.  During fiscal 2013, our warehouse and distribution agreement was amended to remove remaining fixed charges on our Salt Lake City warehouse facility.  We are now contractually obligated to pay a monthly fixed charge for warehousing services at an HP facility in Des Moines, Iowa plus a variable charge based on certain warehouse activities.  Because of the variable component of the agreement, our payments to HP may fluctuate in future periods based upon sales and activity levels.  The warehouse and distribution fixed charge increases by two percent each year plus an escalation clause based upon changes in the Employment Cost Index.

The following schedule summarizes our estimated minimum information systems support and fixed warehouse and distribution charges, without the effect of estimated escalation charges, to HP for services over the remaining life of the outsourcing contract, which expires in fiscal 2016 (in thousands):

Estimated
Gross
YEAR ENDING	Minimum and
AUGUST 31,	Fixed Charges
2014	$2,207
2015	2,222
2016	1,383
$5,812

During fiscal years 2013, 2012, and 2011, we expensed $5.0 million, $5.0 million, and $6.6 million for services provided under the terms of the HP outsourcing contract.  The total amount expensed each year under the HP contract includes freight charges, which are billed to the Company based upon activity.  Freight charges included in our HP outsourcing costs totaled $2.2 million, $1.8 million, and $1.6 million during the years ended August 31, 2013, 2012, and 2011.

The outsourcing contracts contain early termination provisions that we may exercise under certain conditions.  However, in order to exercise the early termination provisions, we would have to pay specified penalties to HP depending upon the circumstances of the contract termination.

Purchase Commitments

During the normal course of business, we issue purchase orders to various external vendors for products and services.  At August 31, 2013, we had open purchase commitments totaling $4.3 million for products and services to be delivered primarily in fiscal 2014.  Other purchase commitments for materials, supplies, and other items incidental to the ordinary conduct of business were immaterial, both individually and in aggregate, to the Company’s operations at August 31, 2013.

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

During fiscal 2012, a former software vendor performed a license review and claimed that in prior years we had used certain software modules that we were not licensed to use.  After reviewing the claims from the vendor, we determined that the amounts claimed by the vendor were not consistent with our previously existing software licensing agreement.  We are actively disputing these claims and believe that a settlement is reasonably possible.  However, at August 31, 2013 we believe that the amount of such settlement would be immaterial to our consolidated financial statements.

We are also the subject of certain other legal actions, which we consider routine to our business activities.  At August 31, 2013, we believe that, after consultation with legal counsel, any potential liability to us under these other actions will not materially affect our financial position, liquidity, or results of operations.

10.	SHAREHOLDERS’ EQUITY

Preferred Stock

We have 14.0 million shares of preferred stock authorized for issuance.  However, at August 31, 2013, no shares of preferred stock were issued or outstanding.

Common Stock Warrants

Pursuant to the terms of a preferred stock recapitalization plan completed in fiscal 2005, we completed a one-to-four forward split of our existing Series A preferred stock and then bifurcated each share of Series A preferred stock into a new share of Series A preferred stock that was no longer convertible into common stock, and a warrant to purchase shares of common stock.  In connection with the recapitalization plan, we issued warrants to purchase 6.2 million shares of common stock with an exercise price of $8.00 per share.  These warrants expired on March 8, 2013.

Over the life of the common stock warrants, we issued 2.3 million shares of our common stock, including 1.7 million shares during fiscal 2013 and 0.6 million shares in fiscal 2011, and paid $0.1 million, at our discretion, for net cash exercises in fiscal 2013.  Knowledge Capital Investment Group (Knowledge Capital), a related entity that originally held a warrant to purchase 5.9 million shares of our common stock (such warrant is included in the 6.2 million warrants discussed above), exercised its warrant at various dates in fiscal 2013 and fiscal 2011 according to the terms of a fiscal 2011 exercise agreement, and received a total of 2.2 million shares of our common stock from shares held in treasury.  In the fiscal 2011 exercise agreement, Knowledge Capital agreed to the following:

1.	To exercise its remaining warrant shares on a net settlement basis.

2.
Not to exercise its right to cause the Company to file a registration statement with respect to the resale of any of the shares owned by Knowledge Capital (including shares already owned by Knowledge Capital) prior to the earlier of (i) March 8, 2013 (the expiration of the warrant) and (ii) one year after the date on which the warrant has been exercised in full (the Stand-Off Period).

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

In exchange for these considerations, we agreed to waive our right to pay cash in lieu of shares upon exercises of the warrant.  Two members of our Board of Directors, including our Chief Executive Officer, have an equity interest in Knowledge Capital.  This transaction and agreement was approved by members of our Board of Directors who are not affiliated with Knowledge Capital and had no economic interest in the warrant.

Treasury Stock

On March 26, 2012 our Board of Directors approved a plan to purchase up to $10.0 million of the Company’s outstanding common stock.  We intend to use available cash in excess of $10.0 million, provided we have no balance outstanding on our line of credit, to make the purchases.  All previously existing common stock repurchase plans were canceled.  Common stock purchases under this approved plan are made at our discretion based on prevailing market prices and are subject to customary regulatory requirements and considerations.  We do not have a timetable for the purchase of these common shares, and the authorization by the Board of Directors does not have an expiration date.  Through August 31, 2013, we have purchased a total of 73,320 shares of our common stock for $0.8 million under the terms of this repurchase plan.

11.	MANAGEMENT COMMON STOCK LOAN PROGRAM

During fiscal 2000, certain of our management personnel borrowed funds from an external lender, on a full-recourse basis, to acquire shares of our common stock.  The loan program closed during fiscal 2001 with 3.825 million shares of common stock purchased by the loan participants for a total cost of $33.6 million, which was the market value of the shares acquired and distributed to loan participants.  The Company initially participated on these management common stock loans as a guarantor to the lending institution.  However, in connection with a new credit facility obtained during fiscal 2001, we acquired the loans from the external lender at fair value and became the creditor for these loans.  The loans in the management stock loan program initially accrued interest at 9.4 percent, were full-recourse to the participants, and were originally due in March 2005.  Although interest accrued on the participants’ outstanding balance over the life of the loans, the Company ceased recording interest income from these loans in fiscal 2002.

In May 2004, our Board of Directors approved modifications to the terms of the management stock loans.  The Company chose to forego certain of its rights under the terms of the loans and granted participants the modifications to improve their ability to pay, and the Company’s ability to collect, the outstanding balances of the loans.  These modifications applied to all current and former employees whose loans did not fall under the provisions of the Sarbanes-Oxley Act of 2002.  Loans to our officers and directors were not affected by the approved modifications and loans held by those persons, which totaled $0.8 million, were repaid on the original due date of March 30, 2005.  The fiscal 2004 modifications waived the Company’s right to collect the outstanding balance of the loans for three years or until the closing price of the Company’s stock multiplied by the number of shares held by participants equaled the outstanding principal and accrued interest on the loans (the Breakeven Date), lowered the effective interest rate, allowed participants to repay the loans with shares of common stock, and waived the prepayment penalty.

Prior to the May 2004 modifications, we accounted for the loans and the corresponding shares using a loan-based accounting model and periodically reduced the carrying value of the loans as determined by the loan loss methodology.  However, due to the nature of the May 2004 modifications, we reevaluated the accounting for the management stock loan program.  Based upon relevant accounting guidance, we determined that the management common stock loans should be accounted for as non-recourse stock compensation instruments.  As a result of this determination, the remaining carrying value of the notes and interest receivable, which totaled $7.6 million prior to the modifications, was reduced to zero with a corresponding reduction in additional paid-in capital.  This accounting treatment also precluded the Company from recovering amounts previously expensed as loan loss reserves in prior periods.

During fiscal 2006, the Company offered participants in the management common stock loan program the opportunity to formally modify the terms of their loans in exchange for placing their shares of common stock in an escrow account that allowed the Company to have a security interest in the loan program shares.  The key modifications to the management common stock loans for the participants accepting the fiscal 2006 modification offer were as follows:

Modification of Promissory Note – The management stock loan due date was changed to be the earlier of (a) March 30, 2013, or (b) the Breakeven Date.  The interest rate on the loans was also slightly increased.

Redemption of Management Loan Program Shares – The Company was granted the right to redeem the shares held in escrow on the Breakeven Date or the due date as full or partial satisfaction of the promissory notes.

The fiscal 2006 modifications gave the Company a measure of control over the outstanding loan program shares to facilitate payment of the loans should the market value of our common stock equal the principal and accrued interest on the management stock loans.  At the closing date of the extension offer, management stock loan participants holding approximately 3.5 million shares, or 94 percent of the remaining loan shares, elected to accept the extension offer and placed their management stock loan shares into the escrow account.

Based on the fiscal 2006 modifications, we reevaluated the accounting treatment regarding the loan shares and their inclusion in Basic EPS.  Since the management stock loan shares held in the escrow account continued to have the same income participation rights as other common shareholders, we determined that the escrowed loan shares were participating securities.  As a result of this determination, the management loan shares were included in the calculation of basic EPS in periods of net income and excluded from basic EPS in periods of net loss while outstanding.

During the second quarter of fiscal 2013, the common share price required to trigger the Breakeven Date redemptions was achieved for participants that accepted the fiscal 2006 modifications.  Accordingly, we transferred 3.3 million shares of common stock held by the management loan participants in escrow to our transfer agent as full payment on the loans.  These shares were valued at the closing price of our common stock on the Breakeven Date and were added to treasury stock with a corresponding increase to additional paid-in capital.  In connection with the repayment of the management stock loans, the Company recorded $0.5 million of share-based compensation expense for the value of the shares retained by loan participants that was in excess of the breakeven price.  The Company is currently in the process of collecting amounts due from participants that declined to accept the fiscal 2006 modification terms.

One of our executive officers was a participant in our management stock loan program, and owed the Company $1,126,595 (for 75,865 shares) at November 30, 2010.  To settle the loan, he surrendered his loan shares (valued at market) to the Company in partial payment of the loan and we forgave the remaining loan balance.

During the fourth quarter of fiscal 2012 we acquired 31,063 shares of our common stock from management stock loan participants who declared bankruptcy (unrelated to the management stock loan program).  These shares were released to us by the bankruptcy court and were valued at the closing price of the Company’s common stock on the date received into treasury by our transfer agent.

12.	FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The book value of our financial instruments at August 31, 2013 and 2012 approximated their fair values.  The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions.  Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2013 or 2012, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.  The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes:

Cash, Cash Equivalents, and Accounts Receivable – The carrying amounts of cash, cash equivalents, and accounts receivable approximate their fair values due to the liquidity and short-term maturity of these instruments.

Other Assets – Our other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt Obligations – At August 31, 2013, our debt obligations consisted of a variable-rate revolving line of credit.  The Revolving Line of Credit agreement is renewed on an annual basis and the terms are reflective of current market conditions.  As a result, the carrying value of an obligation on the Revolving Line of Credit approximates its fair value.

Derivative Instruments

During the normal course of business, we are exposed to fluctuations in foreign currency exchange rates due to our international operations and interest rates.  To manage risks associated with foreign currency exchange and interest rates, we may make limited use of derivative financial instruments as described below.

Foreign Currency Exposure – Due to the global nature of our operations, we are subject to risks associated with transactions that are denominated in currencies other than the United States dollar, as well as the effects of translating amounts denominated in foreign currencies to United States dollars as a normal part of the reporting process.  The objective of our foreign currency risk management activities is to reduce foreign currency risk in the consolidated financial statements.  In order to manage foreign currency risks, we may make limited use of foreign currency forward contracts and other foreign currency related derivative instruments in the normal course of business.  Although we cannot eliminate all aspects of our foreign currency risk, we believe that our strategy, which may include the use of derivative instruments, can reduce the impacts of foreign currency related issues on our consolidated financial statements.  However, we did not utilize any foreign currency forward contracts during the fiscal years ended August 31, 2013, 2012, or 2011.

Interest Rate Risk Management – Due to the limited nature of our current interest rate risk, we do not make regular use of interest rate derivatives, and we were not a party to any interest rate derivative instruments during the fiscal years ended August 31, 2013, 2012, or 2011.

13.  SHARE-BASED COMPENSATION PLANS

Overview

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant performance awards, unvested share awards, stock options, and employee stock purchase plan (ESPP) shares.  In addition, our Board of Directors and shareholders may, from time to time, approve fully vested share awards.  The Organization and Compensation Committee of the Board of Directors (the Compensation Committee) has responsibility for the approval and oversight of our share-based compensation plans.  At August 31, 2013, our stock option incentive plan, which permits the granting of performance awards, unvested stock awards to non-employee members of the Board of Directors and employees, and incentive stock options had approximately 526,000 shares available for granting.  Our 2004 ESPP had approximately 569,000 shares remaining for purchase by plan participants as of August 31, 2013.  The total compensation expense of our share-based compensation plans for the fiscal years ended August 31, 2013, 2012, and 2011 were as follows (in thousands):

YEAR ENDED
AUGUST 31,	2013	2012	2011
Performance awards	$2,504	$3,188	$827
Management stock loans	498	-	-
Unvested share awards	383	340	411
Stock options	-	168	820
Fully vested share awards	112	62	669
Compensation cost of the ESPP	92	77	61
	$3,589	$3,835	$2,788

The compensation expense of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying consolidated income statements, and no share-based compensation was capitalized during fiscal years 2013, 2012, or 2011.  We issue shares of common stock for our share-based compensation plans from shares held in treasury.  The following is a description of our share-based compensation plans.

Performance Awards

Common Stock Price Performance Award – On July 15, 2011, the Compensation Committee approved a share-based compensation plan that would allow certain members of our management team to receive shares of the Company’s common stock if the price of our common stock averages specified levels over a five-day period.  If the price of our common stock achieves the specified levels within three years of the grant date, 100 percent of the awarded shares will vest.  If the price of our common stock reaches the specified levels between three and five years from the grant date, only 50 percent of the performance shares would vest.  No shares would vest to participants if the specified price targets are met after five years from the grant date.  This award was designed to grant approximately one-half of the total award shares in fiscal 2011, approximately one-fourth of the award shares in fiscal 2012, and approximately one-fourth in fiscal 2013.  We believe that this award program would help to increase shareholder value as shares would only be awarded to participants if the Company’s share price significantly increases over a relatively short period of time.

Since this performance award has market-based vesting conditions, the fair value and derived service periods of the grants within this award were determined using Monte Carlo simulation valuation models.  The following table presents key information related to the shares granted in this award.

Model Input	Fiscal 2013 Grant	Fiscal 2012 Grant	Fiscal 2011 Grant
Number of shares	120,101	177,616	294,158
Vesting price per share	$22.00	$18.05	$17.00
Grant date price per share	$16.03	$9.55	$11.34
Volatility	54.2%	54.6%	49.8%
Dividend yield	0.0%	0.0%	0.0%
Risk-free rate	1.37%	0.62%	1.48%
Grant date	July 18, 2013	July 19, 2012	July 15, 2011
Fair value of award (thousands)	$1,651	$1,188	$2,647
Derived service period (years)	0.6	1.4	0.9
Unrecognized compensation expense at 8/31/2013 (thousands)	$1,179	$148	$-

Subsequent to August 31, 2013, the Company’s average share price exceeded the specified levels for the fiscal 2012 and fiscal 2011 grants to vest and the shares were awarded to plan participants.

Fiscal 2013 Long-Term Incentive (LTIP) Award - During the first quarter of fiscal 2013, the Compensation Committee granted a new performance based equity award for the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and the Chief People Officer (CPO).  A total of 68,085 shares may be issued to the participants based on six individual vesting conditions that are divided into two performance measures, Adjusted EBITDA and Productivity Practice sales.  Three tranches of 15,887 shares will vest when consolidated trailing four-quarter Adjusted EBITDA totals $33.0 million, $40.0 million, and $47.0 million.  Another three tranches of 6,808 shares will vest when trailing four-quarter Productivity Practice sales total $23.5 million, $26.5 million, and $29.5 million.  This performance award has a maximum life of six years and compensation expense is recognized as we determine that it is probable that the shares will vest.  Adjustments to compensation expense to reflect the timing of shares expected to be awarded will be made on a cumulative basis at the date of the adjustment.  At August 31, 2013, the first tranche of the Productivity Practice sales award vested and a total of 6,808 shares were awarded to the participants.

Fiscal 2012 LTIP Award - During fiscal 2012, the Compensation Committee granted a performance based equity award for the CEO, CFO, and CPO similar to the fiscal 2013 executive award described above.  A total of 106,101 shares may be issued to the participants based on six individual vesting conditions that are divided into two performance measures, Adjusted EBITDA and Productivity Practice sales.  Three tranches of 24,757 shares will vest when consolidated trailing four-quarter Adjusted EBITDA totals $26.0 million, $33.0 million, and $40.0 million.  Another three tranches of 10,610 shares will vest when trailing four-quarter Productivity Practice sales total $20.5 million, $23.5 million, and $26.5 million.  This performance award has a maximum life of six years.  During fiscal 2013, the first two tranches of the Productivity Practice sales award vested and a total of 21,220 shares were awarded to the participants.  In fiscal 2012, the Company met the first Adjusted EBITDA goal and the first tranche of 24,757 shares vested and was awarded to the participants.

Fiscal 2011 LTIP Award – During fiscal 2011, the Compensation Committee approved a share-based award for three members of our executive team for strong financial performance during the fiscal year.  The target award totaled 72,134 shares of which 24,045 shares were approved and granted as performance awards (the remaining 48,089 shares were issued as fully vested awards—refer to the discussion below).  For these shares to vest to the participants, the Company was required to achieve a certain level of earnings, which occurred at August 31, 2011, and the participants were required to complete a one-year service condition that started once the earnings condition was met.  The compensation cost of this award totaled $0.3 million, which was recognized over 1.2 years.  During the fourth quarter of fiscal 2012, the Compensation Committee allowed the participants in this award to receive cash rather than the shares which would have been awarded at the completion of the service period.  This transaction was treated as a repurchase of the original equity award and participants received a cash award equal to the number shares that were to be issued multiplied by our closing common stock price on August 31, 2012, which was less than the share price on the grant date.

Fiscal 2010 LTIP Award – Under the terms of the fiscal 2010 LTIP, participants were entitled to receive common shares based upon the achievement of specified financial performance objectives during the defined performance period.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, were made on a cumulative basis at the adjustment date based upon the revised estimated probable number of common shares to be issued.

The key terms of the fiscal 2010 LTIP award are as follows:

•	Vesting Dates – August 31, 2012, March 2, 2013, and August 31, 2013
•	Grant Date Fair Value of Common Stock – $5.28 per share

The fiscal 2010 LTIP had a four-year performance period with three potential vesting dates if certain financial measures were achieved.  We recorded compensation expense over the service period of the award based on the estimated number of shares expected to be issued at each of the vesting dates.  Based on financial performance over the life of the award, plan participants received a total of 171,414 shares for performance through August 31, 2012; a total of 18,003 shares for performance through March 2, 2013; and a total of 12,524 shares for performance through August 31, 2013.

Management Common Stock Loans

During the second quarter of fiscal 2013, we determined that the breakeven price for management stock loans with shares held in escrow was achieved (Note 11).  Accordingly, we transferred 3.3 million shares of common stock held by management loan participants in escrow to our transfer agent as full payment on the loans.  Since these loans were accounted for as share-based instruments, we recorded $0.5 million of share-based compensation expense for the value of the common stock retained by management stock loan participants that was in excess of the breakeven value on the date the loans were repaid.

Unvested Stock Awards

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

Under the terms of this award, we issued 30,672, shares, 37,975 shares, and 37,960 shares of our common stock to eligible members of the Board of Directors during the fiscal years ended August 31, 2013, 2012, and 2011.  The fair value of the shares awarded to the directors was approximately $0.4 million for each fiscal year as calculated on the grant date of the award.  The corresponding compensation cost is recognized over the vesting period of the awards, which is one year.  The cost of the common stock issued from treasury for these awards was $0.4 million, $0.5 million, and $0.6 million, in fiscal years 2013, 2012, and 2011.  The following information applies to our unvested stock awards for the fiscal year ended August 31, 2013:

		Weighted-
		Average Grant-
		Date Fair
	Number of	Value Per
	Shares	Share
Unvested stock awards at
August 31, 2012	37,975	$9.39
Granted	30,672	13.04
Forfeited	-	-
Vested	(37,975)	9.39
Unvested stock awards at
August 31, 2013	30,672	$13.04

At August 31, 2013, there was $0.1 million of unrecognized compensation cost related to unvested stock awards, which is expected to be recognized over the weighted-average vesting period of approximately three months.  The total recognized tax benefit from unvested stock awards totaled $0.1 million for each of the fiscal years ended August 31, 2013, 2012, and 2011, respectively.  The intrinsic value of our unvested stock awards at August 31, 2013 was $0.5 million.

Stock Options

We have an incentive stock option plan whereby options to purchase shares of our common stock may be issued to key employees at an exercise price not less than the fair market value of the Company’s common stock on the date of grant.  Information related to our stock option activity during the fiscal year ended August 31, 2013 is presented below:

Weighted
		Weighted	Average
		Avg. Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic Value
	Stock Options	Share	Life (Years)	(thousands)
Outstanding at August 31, 2012	675,000	$11.25
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at August 31, 2013	675,000	$11.25	6.8	$3,011

Options vested and exercisable at
August 31, 2013	675,000	$11.25	6.8	$3,011

Our stock options awarded in fiscal 2011 and fiscal 2010 are divided into four equal tranches with exercise prices of $9.00 per share, $10.00 per share, $12.00 per share, and $14.00 per share.  These options vested during fiscal 2013 in conjunction with the resolution of the management common stock loan program.  The vesting requirement was determined to be a market vesting condition based upon our common stock price.  Accordingly, the fair value of these stock options was determined using a Monte Carlo simulation with an embedded Black-Scholes valuation model.  The following assumptions were used to estimate the stated fair value of the stock options awarded during the fiscal years ended August 31, 2011 and 2010 (fair value of the options is stated in thousands):

Model Input	Fiscal 2011 Stock Options	Fiscal 2010 Stock Options
Grant date share price per share	$8.43	$5.28
Volatility	59.02%	51.47%
Dividend yield	0.0%	0.0%
Risk-free rate	0.7%	1.57%

Fair value of options awarded	$756	$493
Derived service period (years)	0.9	1.8

At August 31, 2013, there was no remaining unrecognized compensation expense related to our stock options and no options were exercised during fiscal 2013 or fiscal 2012.  Stock options exercised in fiscal 2011 were insignificant.  The following additional information applies to our stock options outstanding at August 31, 2013:

		Weighted
	Number	Average		Options
	Outstanding	Remaining	Weighted	Exercisable at	Weighted
	at August 31,	Contractual	Average	August 31,	Average
Exercise Prices	2013	Life (Years)	Exercise Price	2013	Exercise Price
$9.00	168,750	6.8	$9.00	168,750	$9.00
$10.00	168,750	6.8	$10.00	168,750	$10.00
$12.00	168,750	6.8	$12.00	168,750	$12.00
$14.00	168,750	6.8	$14.00	168,750	$14.00
	675,000			675,000

Fully Vested Stock Awards

Client Partner and Consultant Award – During fiscal 2011 we implemented a new fully vested share-based award program that is designed to reward client partners and consultants for exceptional performance.  The program grants shares of our common stock to each client partner or consultant who has sold over $20.0 million in cumulative sales or delivered over 1,500 hours of consulting during their career.  During fiscal 2013 the award was changed from 2,000 shares of our common stock to $15,000 of common stock.  In fiscal 2013, six individuals qualified for the award, three individuals qualified for the award in fiscal 2012, and eight individuals qualified for the award in fiscal 2011.  We anticipate that only a limited number of client partners or consultants will qualify for this award in future years.  Due to the immateriality of expected awards in future periods, we did not record an obligation for future awards at August 31, 2013 or August 31, 2012.

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

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each quarter.  A total of 45,845 shares, 55,423 shares, and 49,962 shares were issued to ESPP participants during the fiscal years ended August 31, 2013, 2012, and 2011, which had a corresponding cost basis of $0.6 million, $0.8 million, and $0.7 million, respectively.  The Company received cash proceeds from the ESPP participants totaling $0.5 million, $0.4 million, and $0.3 million during the fiscal years ended August 31, 2013, 2012, and 2011.

14.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code.  These plans provide retirement benefits for employees meeting minimum age and service requirements.  Qualified participants may contribute up to 75 percent of their gross wages, subject to certain limitations.  These plans also provide for matching contributions to the participants that are paid by the Company.  The matching contributions, which were expensed as incurred, totaled $1.2 million during each of the fiscal years ended August 31, 2013, 2012, and 2011.  We do not sponsor or participate in any defined benefit pension plans.

Deferred Compensation Plan

We have a non-qualified deferred compensation (NQDC) plan that provided certain key officers and employees the ability to defer a portion of their compensation until a later date.  Deferred compensation amounts used to pay benefits were held in a “rabbi trust,” which invested in insurance contracts, various mutual funds, and shares of our common stock as directed by the plan participants.  However, due to legal changes resulting from the American Jobs Creation Act of 2004, we determined to cease compensation deferrals to the NQDC plan after December 31, 2004.  Following the cessation of deferrals to the NQDC plan, the number of participants remaining in the plan declined steadily, and our Board of Directors decided to partially terminate the NQDC plan.  Following this decision, all of the plan’s assets were liquidated, the plan’s liabilities were paid, and the only remaining items in the NQDC plan are shares of our common stock owned by the remaining plan participants.  At August 31, 2013 and 2012, the cost basis of the shares of our common stock held by the rabbi trust was $0.4 million.

15.	INCOME TAXES

Our provision for income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2013	2012	2011
Current:
Federal	$1,251	$-	$-
State	273	228	204
Foreign	3,256	2,553	1,643
	4,780	2,781	1,847

Deferred:
Federal	5,176	1,311	(430)
State	(414)	(3)	(149)
Foreign	(151)	(269)	45
Benefit of foreign tax credit
carryforward	(5,404)	(2,677)	(3,788)
Utilization of net loss carryforwards	189	4,763	6,012
Provision resulting from the allocation
of certain tax items directly to
contributed capital	903	-	102
	299	3,125	1,792
	$5,079	$5,906	$3,639

The allocation of the total income tax provision is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2013	2012	2011
Net income	$5,079	$5,906	$3,639
Other comprehensive income	(260)	(73)	310
	$4,819	$5,833	$3,949

Income before income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2013	2012	2011
United States	$14,939	$11,006	$7,438
Foreign	4,459	2,741	1,008
	$19,398	$13,747	$8,446

The differences between income taxes at the statutory federal income tax rate and the consolidated income tax rate reported in our consolidated income statements were as follows:

YEAR ENDED AUGUST 31,	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	1.6	2.7	3.7
Foreign jurisdictions tax differential	1.0	1.8	0.3
Tax differential on income subject to both U.S. and foreign taxes	(3.3)	(3.4)	(5.7)
Effect of claiming foreign tax credits instead of deductions for prior years	(12.2)	-	-
Uncertain tax positions	1.8	3.2	3.7
Management stock loan interest and non-deductible expenses	1.3	2.2	3.6
Non-deductible executive compensation	0.9	1.4	1.3
Non-deductible meals and entertainment	0.8	0.9	1.5
Other	(0.7)	(0.8)	(0.3)
	26.2%	43.0%	43.1%

In prior fiscal years, we elected to take deductions on our U.S. federal income tax returns for foreign income taxes paid, rather than claiming foreign tax credits.  During those years we either generated or used net operating loss carryforwards and were therefore unable to utilize foreign tax credits.  In fiscal 2011 we began claiming foreign tax credits on our U.S. federal income tax returns.  Although we could not utilize the credits we claimed for fiscal 2012 and fiscal 2011 in those respective years, we concluded it was more likely than not that these foreign tax credits will be utilized in the future.  As of August 31, 2013, we have no remaining U.S. federal net operating loss carryforwards.  Additionally, overall U.S. taxable income and foreign source income for fiscal 2013 are sufficient to utilize all of the foreign tax credits generated during the fiscal year, plus additional credits generated in prior years.  Accordingly, we plan to amend our U.S. federal income tax returns from fiscal 2003 through fiscal 2007 to claim foreign tax credits instead of foreign tax deductions.  The net tax benefit resulting from claiming these additional foreign tax credits totaled $2.4 million in fiscal 2013.

We accrued taxable interest income on outstanding management common stock loans (Note 11).  Consistent with the accounting treatment for these loans, we did not recognize interest income, thus resulting in a permanent book versus tax difference.  We also recognized expenses during fiscal 2013 in connection with the resolution of the management stock loans, which were not deductible for income tax purposes.

The significant components of our deferred tax assets and liabilities were comprised of the following (in thousands):

AUGUST 31,	2013	2012
Deferred income tax assets:
Sale and financing of corporate
headquarters	$10,289	$10,953
Foreign income tax credit
carryforward	5,423	6,205
Deferred compensation	2,405	2,296
Bonus and other accruals	1,430	1,399
Unearned revenue	2,257	1,188
Inventory and bad debt reserves	731	746
Other	1,089	1,372
Total deferred income tax assets	23,624	24,159
Less: valuation allowance	-	-
Net deferred income tax assets	23,624	24,159

Deferred income tax liabilities:
Intangibles step-ups – indefinite lived	(8,418)	(8,667)
Intangibles step-ups – definite lived	(7,580)	(8,371)
Property and equipment depreciation	(4,290)	(4,822)
Intangible asset impairment and
amortization	(4,614)	(4,919)
Unremitted earnings of foreign
subsidiaries	(428)	(582)
Other	(63)	(142)
Total deferred income tax liabilities	(25,393)	(27,503)
Net deferred income taxes	$(1,769)	$(3,344)

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

AUGUST 31,	2013	2012
Current assets	$4,685	$3,634
Long-term assets	25	23
Long-term liabilities	(6,479)	(7,001)
Net deferred income tax liability	$(1,769)	$(3,344)

As of August 31, 2013 we have utilized all of our U.S. federal net operating loss carryforwards.  The Company still has U.S. state net operating loss carryforwards generated in various jurisdictions that expire primarily between August 31, 2014 and August 31, 2029.

Our U.S. foreign income tax credit carryforwards were comprised of the following (in thousands):

Credit Generated in			Credits Used	Credits Used	Credits
Fiscal Year Ended	Credit Expires	Credits	in Prior	in Fiscal	Carried
August 31,	August 31,	Generated	Years	2013	Forward
2003	2013	$585	$-	$(585)	$-
2004	2014	625	-	(625)	-
2005	2015	877	-	(877)	-
2006	2016	625	-	(625)	-
2007	2017	1,071	-	(917)	154
2011	2021	3,531	-	-	3,531
2012	2022	2,645	(907)	-	1,738
2013	2023	3,064	-	(3,064)	-
		$13,023	$(907)	$(6,693)	$5,423

We plan to amend our U.S. federal income tax returns from fiscal 2003 through fiscal 2007 to claim foreign tax credits instead of the foreign tax deductions that were previously claimed.  The additional taxable income from claiming these foreign credits results in the complete utilization of our remaining net operating loss carryforwards in fiscal 2012 and in the ability to utilize a portion of the foreign tax credit generated in fiscal 2012.

We have determined that projected future taxable income is adequate to allow for realization of all deferred tax assets.  We considered sources of taxable income, including future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and reasonable, practical tax-planning strategies to generate additional taxable income.  Based on the factors described above, we concluded that realization of all our deferred tax assets is more likely than not at August 31, 2013.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2013	2012	2011
Beginning balance	$4,212	$3,703	$3,940
Additions based on tax positions
related to the current year	720	297	6
Additions for tax positions in
prior years	69	327	384
Reductions for tax positions of prior
years resulting from the lapse of
applicable statute of limitations	(74)	-	-
Other reductions for tax positions of
prior years	(798)	(115)	(627)
Ending balance	$4,129	$4,212	$3,703

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.1 million at August 31, 2013 and 2012.  Included in the ending balance of gross unrecognized tax benefits is $3.0 million related to individual states’ net operating loss carryforwards.  Interest and penalties related to uncertain tax positions are recognized as components of income tax expense.  The net accruals and reversals of interest and penalties increased income tax expense by $0.1 million in fiscal 2013, increased income tax expense by $0.1 million in fiscal 2012, and increased income tax expense by an insignificant amount in fiscal 2011.  The balance of interest and penalties included on our consolidated balance sheets at August 31, 2013 and 2012 was $0.3 million and $0.2 million, respectively.  We do not expect a material change in our unrecognized tax benefits over the next twelve months.

We file United States federal income tax returns as well as income tax returns in various states and foreign jurisdictions.  The tax years that remain subject to examinations for our major tax jurisdictions are shown below.  Additionally, any net operating losses that were generated in prior years and utilized in these years may be subject to examination.

2006-2013	Canada
2006-2013	Australia
2008-2013	Japan, United Kingdom
2009-2013	United States – state and local income tax
2010-2013	United States – federal income tax

16.	EARNINGS PER SHARE

The following is a reconciliation from basic earnings per share (EPS) to diluted EPS.  Prior to the collection of the management stock loans in the second quarter of fiscal 2013, the 3.3 million management stock loan common shares held in escrow were included in our basic EPS calculation during periods of net income and excluded in periods of net loss because they were determined to be participating securities and continued to have equivalent common stock dividend rights (in thousands, except per share amounts).

YEAR ENDED
AUGUST 31,	2013	2012	2011
Numerator for basic and
diluted earnings per share:
Net income	$14,319	$7,841	$4,807

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	17,348	17,772	17,106
Effect of dilutive securities:
Stock options and other
share-based awards	91	71	42
Common stock warrants	532	517	399
Diluted weighted average shares
outstanding	17,971	18,360	17,547

EPS Calculations:
Net income per share:
Basic	0.83	0.44	0.28
Diluted	0.80	0.43	0.27

At August 31, 2012 and 2011, we had 0.7 million stock options outstanding that were not included in the calculation of diluted weighted average shares outstanding for those periods because the options were anti-dilutive.  We have other potentially dilutive common share instruments, including performance share-based compensation awards (Note 13), which may have a dilutive impact on our EPS calculation in future periods if the price of our common stock increases or if our financial performance meets specified thresholds.

17.	SEGMENT INFORMATION

Operating Segment Information

Our sales are primarily comprised of training and content sales and related products.  Based on the consistent nature of our services and products and the types of customers for these services, we function as a single operating segment.  However, to improve comparability with previous periods, operating information for our U.S./Canada, international, and corporate services operations is presented below.  Our U.S./Canada operations are responsible for the sale and delivery of our training and consulting services in the United States and Canada.  Our international sales group includes the financial results of our foreign direct offices and royalty revenues from international licensees.  Our corporate services information includes leasing income and certain corporate operating expenses.

The Company’s chief operating decision maker is the CEO, and the primary measurement tool used in business unit performance analysis is adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA), which may not be calculated as similarly titled amounts calculated by other companies.  For enterprise reporting purposes, our consolidated Adjusted EBITDA can be calculated as our income or loss from operations excluding share-based compensation, severance, depreciation expense, amortization expense, and certain other charges.

In the normal course of business, we may make structural and cost allocation revisions to our enterprise information to reflect new reporting responsibilities within the organization.  All prior period enterprise information has been revised to conform to the most recent classifications and organizational changes.  We account for our enterprise information on the same basis as the accompanying consolidated financial statements.

ENTERPRISE INFORMATION

	Sales to
Fiscal Year Ended	External		Adjusted				Capital
August 31, 2013	Customers	Gross Profit	EBITDA	Depreciation	Amortization	Assets	Expenditures

U.S./Canada	$142,616	$91,637	$16,419	$1,286	$3,180	$83,391	$4,106
International	44,154	35,146	20,267	327	11	13,567	146
Total	186,770	126,783	36,686	1,613	3,191	96,958	4,252
Corporate and eliminations	4,154	2,206	(5,284)	1,395	-	92,447	166
Consolidated	$190,924	$128,989	$31,402	$3,008	$3,191	$189,405	$4,418

Fiscal Year Ended
August 31, 2012

U.S./Canada	$125,183	$78,618	$15,144	$1,436	$2,483	$74,387	$3,934
International	42,052	32,616	16,874	365	16	12,436	289
Total	167,235	111,234	32,018	1,801	2,499	86,823	4,223
Corporate and eliminations	3,221	1,449	(4,962)	1,341	-	77,257	507
Consolidated	$170,456	$112,683	$27,056	$3,142	$2,499	$164,080	$4,730

Fiscal Year Ended
August 31, 2011

U.S./Canada	$118,420	$71,782	$12,947	$1,722	$3,525	$76,152	$4,020
International	40,011	31,037	15,068	436	15	10,902	938
Total	158,431	102,819	28,015	2,158	3,540	87,054	4,958
Corporate and eliminations	2,373	655	(6,858)	1,409	-	64,373	507
Consolidated	$160,804	$103,474	$21,157	$3,567	$3,540	$151,427	$5,465

Capital expenditures in our U.S./Canada operations include $2.6 million, $2.1 million, and $3.1 million of spending on capitalized curriculum during the fiscal years ended August 31, 2013, 2012 and 2011.

A reconciliation of enterprise Adjusted EBITDA to consolidated income before taxes is provided below (in thousands):

YEAR ENDED
AUGUST 31,	2013	2012	2011
Enterprise Adjusted EBITDA	$36,686	$32,018	$28,015
Corporate expenses	(5,284)	(4,962)	(6,858)
Consolidated Adjusted EBITDA	31,402	27,056	21,157
Share-based compensation	(3,589)	(3,835)	(2,788)
Severance costs	-	-	(150)
Depreciation	(3,008)	(3,142)	(3,567)
Amortization	(3,191)	(2,499)	(3,540)
Income from operations	21,614	17,580	11,112
Interest income	614	18	21
Interest expense	(2,332)	(2,482)	(2,687)
Discount on related party receivable	(519)	(1,369)	-
Other, net	21	-	-
Income before income taxes	$19,398	$13,747	$8,446

Interest expense and interest income are primarily generated at the corporate level and are not allocated.  Income taxes are likewise calculated and paid on a corporate level (except for entities that operate in foreign jurisdictions) and are not allocated for analysis purposes.

Geographic Information

Our revenues are derived primarily from the United States.  However, we also operate wholly-owned offices or contract with licensees to provide our services in various countries throughout the world.  Our consolidated revenues were derived from the following countries (in thousands):

YEAR ENDED
AUGUST 31,	2013	2012	2011
United States	$138,599	$121,328	$115,709
Japan	19,594	19,440	17,263
Canada	9,866	8,574	7,080
United Kingdom	5,428	5,341	5,143
Australia	4,536	3,992	5,058
China/Singapore	2,889	2,512	2,185
Mexico/Central America	955	913	837
Thailand	860	693	729
Indonesia	778	705	610
Denmark/Scandanavia	693	660	725
India	559	576	515
Brazil	495	509	567
Korea	469	607	861
Malaysia	427	458	429
Others	4,776	4,148	3,093
	$190,924	$170,456	$160,804

During fiscal 2011, we recognized $16.8 million in sales from contracts with a division of the United States federal government, which was more than ten percent of our consolidated revenues for the year.

In fiscal years 2013 and 2012, there were no customers that accounted for more than ten percent of our consolidated revenues.  At August 31, 2013 and 2012 we had $5.3 million and $7.6 million receivable from these government contracts that were included in our consolidated accounts receivable.

At August 31, 2013 and 2012, we had wholly owned direct offices in Australia, Japan, and the United Kingdom.  Our long-lived assets, excluding intangible assets and goodwill, were held in the following locations for the periods indicated (in thousands):

AUGUST 31,	2013	2012
United States/Canada	$30,301	$29,851
Japan	924	1,342
United Kingdom	212	199
Australia	69	116
	$31,506	$31,508

Inter-segment sales were immaterial and were eliminated in consolidation.

18.	RELATED PARTY TRANSACTIONS

CoveyLink Acquisition

During fiscal 2009 we acquired the assets of CoveyLink Worldwide, LLC (CoveyLink).  CoveyLink conducts training and provides consulting based upon the book The Speed of Trust by Stephen M.R. Covey, who is the son of our former Vice Chairman of the Board of Directors and the brother of one of our executive officers.

We accounted for the acquisition of CoveyLink using the guidance found in Statement of Financial Accounting Standards No. 141, Business Combinations.  The purchase price was $1.0 million in cash plus or minus an adjustment for specified working capital and the costs necessary to complete the transaction, which resulted in a total initial purchase price of $1.2 million.  The previous owners of CoveyLink, which includes Stephen M.R. Covey, are also entitled to earn annual contingent payments based upon earnings growth during the five years following the acquisition.

During the fiscal years ended August 31, 2013 and August 31, 2011, we paid $2.2 million and $5.4 million, respectively, in cash to the former owners of CoveyLink for required annual contingent payments.  The annual contingent payments are based on earnings growth over the specified earnings period and were classified as goodwill in our consolidated balance sheets under the accounting guidance applicable at the time of the acquisition.  Based on the earnings of CoveyLink during the third earnout period, we did not make a contingent earnout payment in fiscal 2012.

Prior to the acquisition date, CoveyLink had granted a non-exclusive license to the Company related to The Speed of Trust book and related training courses for which we paid CoveyLink specified royalties.  As part of the CoveyLink acquisition, an amended and restated license of intellectual property was signed that granted us an exclusive, perpetual, worldwide, transferable, royalty-bearing license to use, reproduce, display, distribute, sell, prepare derivative works of, and perform the licensed material in any format or medium and through any market or distribution channel.  We are required to pay the brother of one of our executive officers royalties for the use of certain intellectual property developed by him.  The amount expensed for these royalties totaled $1.4 million, $1.2 million, and $1.1 million during the fiscal years ended August 31, 2013, 2012, and 2011.  As part of the acquisition of CoveyLink, we signed an amended license agreement as well as a speaker services agreement.  Based on the provisions of the speakers’ services agreement, we pay the brother of one of our executive officers a portion of the speaking revenues received for his presentations.  We expensed $0.7 million, $0.9 million, and $1.0 million for payment on these presentations during fiscal years 2013, 2012 and 2011.  We had $0.6 million and $0.1 million accrued for these royalties and speaking fees at August 31, 2013 and 2012, respectively, which were included as components of accrued liabilities in our consolidated balance sheets.

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

As a result of FCOP’s structure as a limited liability company with separate owner capital accounts, we determined that our investment in FCOP is more than minor and that we are required to account for our investment in FCOP using the equity method of accounting.  We have not recorded our share of FCOP’s losses in the accompanying consolidated income statements because we have impaired and written off investment balances, as defined within the applicable accounting guidance, in previous periods in excess of our share of FCOP’s losses through August 31, 2013.

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

Our primary exposures related to FCOP at August 31, 2013 are from amounts owed to us by FCOP.  We receive reimbursement from FCOP for certain operating costs, which are billed to us by third party providers.  The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.

Due to the settlement of litigation during fiscal 2012 (Note 9), the amount of cash we received from FCOP was reduced from previous forecasts and our receivable balance from FCOP increased significantly during fiscal 2012.  In addition, while we are not contractually obligated by the governing documents to fund the losses or make advances to FCOP, we have provided working capital and other advances to FCOP during fiscal 2013 and fiscal 2012.  We believe that our extension of credit to FCOP will allow them the opportunity to improve operational results and repay amounts owed to us, including amounts that were previously written off.  In the fourth quarter of fiscal 2012, we received revised information from FCOP regarding scheduled repayments to us and we reclassified a portion of the FCOP receivable to long-term assets and recorded a discount charge of $1.4 million to reduce the long-term receivable to its estimated present value at August 31, 2012.  We discounted the long-term portion of the receivable at 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP at August 31, 2013.  This rate was based on a variety of factors including, but not limited to, current market interest rates for various qualities of comparable debt, discussions with FCOP’s lenders, and an evaluation of the realizability of FCOP’s future cash flows.  In fiscal 2013, we began to accrete this long-term receivable.  In addition, more long-term receivable balances arose during fiscal 2013, which we discounted at the 15 percent rate.  Based on improved operating results at FCOP and their forecasted cash flows in future periods, we believe that we will collect amounts receivable from FCOP and the remaining discount will be recovered as interest income in future periods.  However, the failure of FCOP to pay us for these receivables may have an adverse impact on our liquidity, financial position, and cash flows in future periods.

At August 31, 2013 and 2012, we had $7.8 million and $7.1 million receivable from FCOP, which have been classified in current assets and long-term assets in our consolidated balance sheets based on expected payment dates.  We also owed FCOP $0.1 million at each of August 31, 2013 and 2012 for items purchased in the ordinary course of business.  These liabilities were classified in accounts payable in the accompanying consolidated balance sheets.

Other Related Party Transactions

In previous periods, we paid the former Vice-Chairman of the Board of Directors a percentage of the proceeds received for seminars that he presented.  However, the former Vice-Chairman retired from speaking engagements in late fiscal 2011 and did not deliver any speeches subsequent to his retirement.  During fiscal 2011, we expensed charges totaling $0.9 million.  We continue to pay the estate of the former Vice-Chairman a percentage of the royalty proceeds received from the sale of certain books that were authored by him.  During fiscal 2013, 2012, and 2011, we expensed $0.7 million, $0.8 million, and $0.3 million for royalties to the estate of the former Vice-Chairman under these agreements.  At August 31, 2013 and 2012, we had accrued $0.2 million and $1.4 million for payment to the estate of the former Vice-Chairman under the forgoing agreements.  These amounts were included as a component of accrued liabilities in our consolidated balance sheets.

We pay an executive officer of the Company a percentage of the royalty proceeds received from the sales of certain books authored by him in addition to his annual salary.  During the fiscal years ended August 31, 2013, 2012, and 2011, we expensed $0.3 million, $0.2 million, and $0.1 million for these royalties and had $0.2 million and $0.1 million accrued at August 31, 2013 and 2012 as payable under the terms of these arrangements.  These amounts are included as a component of accrued liabilities in our consolidated balance sheets.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in

Internal Control—Integrated Framework as issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO Framework).  Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this annual report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended August 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

There was no information to be disclosed in a current Report on Form 8-K during fourth quarter of fiscal 2013 that was not previously reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is incorporated by reference to the sections entitled “Nominees for Election to the Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Board of Director Meetings and Committees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 24, 2014.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

The Board of Directors has determined that two of the Audit Committee members, Mr. Robert Daines and Mr. Michael Fung, are “financial experts” as defined in Regulation S-K 407(d)(5) adopted under the Securities Exchange Act of 1934, as amended.  Our Board of Directors has determined that Mr. Daines and Mr. Fung are both “independent directors” as defined by the New York Stock Exchange (NYSE).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 24, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	[a]		[b]	[c]
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders(1)(4)	1,418	(2)	11.25	1,095	(3)

(1)	Excludes 30,672 shares of unvested (restricted) stock awards and stock units that are subject to forfeiture.

(2)
Amount includes 743,218 performance share awards that are expected to be awarded under the terms of Board of Director approved long-term incentive plans.  In some of the performance-based plans, the number of shares eventually awarded to participants is variable and based upon the achievement of specified financial performance goals related to cumulative operating income.  The weighted average exercise price of outstanding options, warrants, and rights does not include the impact of performance awards.  For further information on our share-based compensation plans, refer to the notes to our financial statements as presented in Item 8 of this report.

(3)
Amount is based upon the number of performance-based plan shares expected to be awarded at August 31, 2013 and may change in future periods based upon the achievement of specified goals and revisions to estimates.

(4)	At August 31, 2013, we had approximately 569,000 shares authorized for purchase by participants in our Employee Stock Purchase Plan.

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 24, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 24, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 24, 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         List of documents filed as part of this report:

1.
Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2013, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2013 and 2012

Consolidated Income Statements and Statements of Comprehensive Income for the fiscal years ended August 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2013, 2012, and 2011

Consolidated Statements of Shareholders’ Equity for the fiscal years ended August 31, 2013, 2012, and 2011

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

3.	Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
2.1	Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(11)
2.2	Amendment to Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(12)
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(4)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey (Appendix C)	(7)
3.3	Amended and Restated Bylaws of Franklin Covey Co.	(19)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)

4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(3)
4.3	Registration Rights Agreement, dated June 2, 1999	(3)
4.4	Restated Shareholders Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)
4.5	Restated Registration Rights Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)
10.1*	Amended and Restated 2004 Employee Stock Purchase Plan	(10)
10.2*	Forms of Nonstatutory Stock Options	(1)
10.3	Warrant, dated March 8, 2005, to purchase 5,913,402 shares of Common Stock issued by the Company to Knowledge Capital Investment Group	(4)
10.4	Form of Warrant to purchase shares of Common Stock to be issued by the Company to holders of Series A Preferred Stock other than Knowledge Capital Investment Group	(4)
10.5	Master Lease Agreement between Franklin SaltLake LLC (Landlord) and Franklin Development Corporation (Tenant)	(5)
10.6	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(5)
10.7	Redemption Extension Voting Agreement between Franklin Covey Co. and Knowledge Capital Investment Group, dated October 20, 2005	(6)
10.8	Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated April 1, 2001	(8)
10.9	Additional Services Addendum No. 1 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(8)
10.10	Amendment No. 2 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(8)
10.11	Amendment No. 6 to the Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services L.L.C. dated April 1, 2006	(9)
10.12	Master License Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(13)
10.13	Supply Agreement between Franklin Covey Products, LLC and Franklin Covey Product Sales, Inc.	(13)
10.14	Master Shared Services Agreement between The Franklin Covey Products Companies and the Shared Services Companies	(13)

10.15	Amended and Restated Operating Agreement of Franklin Covey Products, LLC	(13)
10.16	Sublease Agreement between Franklin Development Corporation and Franklin Covey Products, LLC	(13)
10.17	Sub-Sublease Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(13)
10.18	General Services Agreement between Franklin Covey Co. and Electronic Data Systems (EDS) dated October 27, 2008	(14)
10.19	Asset Purchase Agreement by and Among Covey/Link LLC, CoveyLink Worldwide LLC, Franklin Covey Co., and Franklin Covey Client Sales, Inc. dated December 31, 2008	(15)
10.20	Amended and Restated License of Intellectual Property by and Among Franklin Covey Co. and Covey/Link LLC, dated December 31, 2008	(15)
10.21*	Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan	(16)
10.22	Amended and Restated Credit Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 14, 2011	(17)
10.23	Amended and Restated Security Agreement by and among Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011	(17)
10.24	Amended and Restated Repayment Guaranty by and among Franklin Development Corporation, Franklin Covey Travel Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011	(17)
10.25	Amended and Restated Secured Promissory Note between Franklin Covey Co. and JPMorgan Chase Bank, N.A. for $10.0 million revolving loan, dated March 14, 2011	(17)
10.26	Amended and Restated Secured Promissory Note between Franklin Covey Co. and JPMorgan Chase Bank, N.A. for $5.0 million term loan, dated March 14, 2011	(17)
10.27	Agreement dated July 26, 2011, between Franklin Covey Co., and Knowledge Capital Investment Group	(18)
10.28	First Modification Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 13, 2012	(20)
10.29	Consent and Agreement of Guarantor by and among Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc. and JPMorgan Chase Bank, N.A., dated March 13, 2012	(20)
10.30	Second Modification Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated June 15, 2012	(21)
10.31	Consent and Agreement of Guarantor by and among Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc. and JPMorgan Chase Bank, N.A., dated June 15, 2012	(21)

10.32*	Form of Change in Control Severance Agreement	(22)
10.33	Asset Purchase Agreement made as of March 11, 2013 by and among NinetyFive 5 LLC and Franklin Covey Client Sales, Inc. and other parties thereto	(23)
10.34	Third Modification Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 25, 2013	(24)
10.35	Consent and Agreement of Guarantor by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 25, 2013	(24)
21	Subsidiaries of the Registrant		éé
23	Consent of Independent Registered Public Accounting Firm		éé
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		éé
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer		éé
32	Section 1350 Certifications		éé
101.INS	XBRL Instance Document		éé
101.SCH	XBRL Taxonomy Extension Schema		éé
101.CAL	XBRL Taxonomy Extension Calculation Linkbase		éé
101.DEF	XBRL Taxonomy Extension Definition Linkbase		éé
101.LAB	XBRL Taxonomy Extension Label Linkbase		éé
101.PRE	XBRL Extension Presentation Linkbase		éé

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.
(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.
(3)	Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 14, 1999). Registration No. 005-43123.
(4)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.**
(5)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 27, 2005.**
(6)	Incorporated by reference to Report on Form 8-K filed with the Commission on October 24, 2005.**
(7)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 12, 2005.**
(8)	Incorporated by reference to Report on Form 10-Q filed July 10, 2001, for the quarter ended May 26, 2001.**
(9)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 5, 2006.**
(10)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on February 1, 2005.**
(11)	Incorporated by reference to Report on Form 8-K/A filed with the Commission on May 29, 2008.**
(12)	Incorporated by reference to Report on Form 10-Q filed July 10, 2008, for the Quarter ended May 31, 2008.**
(13)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 11, 2008.**

(14)	Incorporated by reference to Report on Form 10-K filed with the Commission on November 14, 2008.**
(15)	Incorporated by reference to Report on Form 10-Q filed with the Commission on April 9, 2009.**
(16)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 15, 2010.**
(17)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 17, 2011.**
(18)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 28, 2011.**
(19)	Incorporated by reference to Report on Form 8-K filed with the Commission on February 1, 2012.**
(20)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 15, 2012.**
(21)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 19, 2012.**
(22)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2012.**
(23)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2013.**
(24)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 27, 2013.**

éé	Filed herewith and attached to this report.
*	Indicates a management contract or compensatory plan or agreement.
**	Registration No. 001-11107.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2013.

FRANKLIN COVEY CO.

By:	/s/ Robert A. Whitman
Robert A. Whitman Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert A. Whitman	Chairman of the Board and Chief Executive Officer	November 14, 2013
Robert A. Whitman
/s/ Clayton M. Christensen	Director	November 14, 2013
Clayton M. Christensen
/s/ Robert H. Daines	Director	November 14, 2013
Robert H. Daines
/s/ Michael Fung	Director	November 14, 2013
Michael Fung
/s/ E.J. “Jake” Garn	Director	November 14, 2013
E.J. “Jake” Garn
/s/ Dennis G. Heiner	Director	November 14, 2013
Dennis G. Heiner
/s/ Donald J. McNamara	Director	November 14, 2013
Donald J. McNamara
/s/ Joel C. Peterson	Director	November 14, 2013
Joel C. Peterson
/s/ E. Kay Stepp	Director	November 14, 2013
E. Kay Stepp
/s/ Stephen D. Young	Chief Financial Officer and Chief Accounting Officer	November 14, 2013
Stephen D. Young