Form 10-Q
period 2013-11-30
FRANKLIN COVEY CO
filed 2014-01-09
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

16,700,242 shares of Common Stock as of December 31, 2013

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	November 30,	August 31,
	2013	2013
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,002	$12,291
Accounts receivable, less allowance for doubtful accounts of $811 and $982	46,705	52,684
Receivable from related party	1,789	3,305
Inventories	5,088	4,321
Deferred income tax assets	4,666	4,685
Prepaid expenses and other current assets	4,285	3,822
Total current assets	64,535	81,108

Property and equipment, net	17,426	17,180
Intangible assets, net	59,648	60,654
Goodwill	16,135	16,135
Long-term receivable from related party	4,695	4,453
Other long-term assets	12,005	9,875
	$174,444	$189,405

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$1,177	$1,139
Accounts payable	7,815	9,294
Income taxes payable	-	1,365
Accrued liabilities	19,491	31,140
Total current liabilities	28,483	42,938

Financing obligation, less current portion	27,064	27,376
Other liabilities	5,664	6,106
Deferred income tax liabilities	6,896	6,479
Total liabilities	68,107	82,899

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	204,639	210,227
Retained earnings	42,148	40,429
Accumulated other comprehensive income	1,608	1,686
Treasury stock at cost, 10,419 shares and 10,759 shares	(143,411)	(147,189)
Total shareholders’ equity	106,337	106,506
	$174,444	$189,405

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per-share amounts)

	Quarter Ended
	November 30,	December 1,
	2013	2012
	(unaudited)
Net sales:
Training and consulting services	$41,335	$41,063
Products	1,326	1,943
Leasing	757	1,055
	43,418	44,061
Cost of sales:
Training and consulting services	12,414	13,589
Products	506	425
Leasing	467	488
	13,387	14,502
Gross profit	30,031	29,559

Selling, general, and administrative	24,752	22,943
Depreciation	784	702
Amortization	989	622
Income from operations	3,506	5,292

Interest income	143	137
Interest expense	(560)	(589)
Discount on related party receivable	(142)	(147)
Income before income taxes	2,947	4,693
Provision for income taxes	(1,228)	(1,796)
Net income	$1,719	$2,897

Net income per share:
Basic	$0.10	$0.16
Diluted	0.10	0.15

Weighted average number of common shares:
Basic	16,564	18,161
Diluted	16,859	19,275

COMPREHENSIVE INCOME
Net income	$1,719	$2,897
Foreign currency translation adjustments, net of tax	(78)	(258)
Comprehensive income	$1,641	$2,639

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarter Ended
	November 30,	December 1,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,719	$2,897
Adjustments to reconcile net income to net cash used
for operating activities:
Depreciation and amortization	1,773	1,324
Share-based compensation expense	1,262	473
Reduction of estimated earnout liability	(520)	-
Amortization of capitalized curriculum costs	484	471
Deferred income taxes	459	(56)
Changes in assets and liabilities:
Decrease in accounts receivable, net	5,939	2,510
Decrease (increase) in inventories	(785)	431
Decrease (increase) in receivable from related party	1,274	(510)
Increase in prepaid expenses and other assets	(347)	(570)
Decrease in accounts payable and accrued liabilities	(11,909)	(7,524)
Decrease in income taxes payable	(1,405)	(248)
Increase in other long-term liabilities	82	506
Net cash used for operating activities	(1,974)	(296)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,112)	(970)
Curriculum development costs	(2,739)	(493)
Acquisition of business	(1,125)	-
Net cash used for investing activities	(4,976)	(1,463)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable financing	-	(625)
Principal payments on financing obligation	(277)	(242)
Purchases of common stock for treasury	(3,214)	(1,176)
Proceeds from sales of common stock held in treasury	133	104
Payments for exercises of common stock warrants	-	31
Net cash used for financing activities	(3,358)	(1,908)
Effect of foreign currency exchange rates on cash and cash equivalents	19	(66)
Net decrease in cash and cash equivalents	(10,289)	(3,733)
Cash and cash equivalents at the beginning of the period	12,291	11,011
Cash and cash equivalents at the end of the period	$2,002	$7,278

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,054	$1,329
Cash paid for interest	560	597

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$25	$24

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a global company focused on individual and organizational performance improvement.  Our mission is to “enable greatness in people and organizations everywhere,” and our worldwide employees are organized to help individuals and organizations achieve sustained superior performance through changes in human behavior.  Our expertise extends to seven crucial areas: Leadership, Execution, Productivity, Trust, Sales Performance, Customer Loyalty, and Educational Improvement.  We believe that our clients are able to utilize our content to create cultures whose hallmarks are high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended August 31, 2013.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that end on November 30, 2013, March 1, 2014, and May 31, 2014 during fiscal 2014.  Under the modified 52/53-week fiscal year, the quarter ended November 30, 2013 had one less business day than the quarter ended December 1, 2012.  Unless otherwise noted, references to fiscal years apply to the 12 months ended on August 31 of the specified year.

The results of operations for the quarter ended November 30, 2013 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2014, or for any future periods.

At November 30, 2013, the carrying value of our financial instruments approximated their fair values.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands).

	November 30,	August 31,
	2013	2013
Finished goods	$5,029	$4,253
Raw materials	59	68
	$5,088	$4,321

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

	Quarter Ended
	November 30,	December 1,
	2013	2012
Performance awards	$1,136	$346
Unvested share awards	100	88
Employee stock purchase plan	26	17
Fully vested share awards	-	22
	$1,262	$473

During the quarter ended November 30, 2013, we issued approximately 508,000 shares of our common stock to employees from our various share-based compensation plans.  The following is a description of recent developments in our share-based compensation plans.

Performance Awards

During the quarter ended November 30, 2013, the Organization and Compensation Committee of the Board of Directors (the Compensation Committee) granted new performance-based equity awards for our executive officers.  A total of 89,418 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) and increased sales of courses related to The 7 Habits of Highly Effective People (the 7 Habits).  Three tranches of 20,864 shares will immediately vest to the participants when consolidated trailing four-quarter Adjusted EBITDA totals $37.0 million, $43.0 million, and $49.0 million.  Another three tranches of 8,942 shares will immediately vest when trailing four-quarter sales of courses related to the 7 Habits increase $5.0 million, $10.0 million, and $12.5 million over the previous trailing four quarters.  These performance awards have a maximum life of six years.  Compensation expense is recognized as the Company determines it is probable that the shares will vest.  Adjustments to compensation expense to reflect the timing of and the number of shares expected to be awarded will be made on a cumulative basis at the date of the adjustment.

On November 22, 2013, the Compensation Committee granted two of our employees performance-based awards for a total of 8,352 shares.  These awards have the same vesting conditions as the fiscal 2013 common stock price performance award.  For the participants to receive this award, the closing price of our common stock must average $22.00 per share over five days.  If the price of our common stock reaches this price within three years of the grant date, 100 percent of the award shares will vest.  If the price of our common stock averages $22.00 per share between three and five years from the grant date, 50 percent of the shares will vest.  No shares will vest after five years from the grant date.

On September 18, 2013, the Company’s share price closed at $17.62 per share and the specified five-day vesting price ($17.00 per share) for the fiscal 2011 tranche of the common stock price performance award was reached and these shares vested to participants.  The fiscal 2012 grant of this award vested on October 2, 2013 when the Company’s share price closed at $19.00 per share and the five-day average vesting price of $18.05 per share was reached.

Compensation expense recognized during the quarter ended November 30, 2013 for performance awards includes expense related to awards granted in previous periods for which the performance targets are probable of being achieved.

Unvested Share Awards

Our annual unvested share awards granted to non-employee members of our Board of Directors is administered under the terms of the Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  The annual unvested award is generally granted in January (following the annual shareholders’ meeting) of each year.  For the fiscal 2013 award, each eligible director received a whole-share grant equal to $50,000 with a one-year vesting period, which resulted in a total of 30,672 shares granted to members of the Board of Directors under this program.  At November 30, 2013, there was $33,000 of unrecognized compensation expense associated with the fiscal 2013 Board of Director unvested share award.

Employee Stock Purchase Plan

We have an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter ended November 30, 2013, we issued 9,928 shares to participants in the ESPP.

Stock Options

Our stock option activity during the quarter ended November 30, 2013 consisted of the following:

		Weighted
		Avg. Exercise
	Number of	Price Per
	Stock Options	Share
Outstanding at August 31, 2013	675,000	$11.25
Granted	-	-
Exercised	(43,750)	9.00
Forfeited	-	-

Outstanding at November 30, 2013	631,250	$11.41

Options vested and exercisable at
November 30, 2013	631,250	$11.41

The stock options exercised during the quarter ended November 30, 2013 were exercised on a net share basis and had an aggregate intrinsic value of $0.5 million.

NOTE 4 – EARNINGS PER SHARE

The following is a reconciliation from basic earnings per share (EPS) to diluted EPS.  Prior to the collection of the management stock loans in the second quarter of fiscal 2013, the 3.3 million management stock loan common shares held in escrow were included in our basic EPS calculation during periods of net income and excluded in periods of net loss because they were determined to be participating securities and continued to have equivalent common stock dividend rights (in thousands, except per-share amounts).

	Quarter Ended
	November 30,	December 1,
	2013	2012
Numerator for basic and
diluted earnings per share:
Net income	$1,719	$2,897

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	16,564	18,161
Effect of dilutive securities:
Stock options and other
share-based awards	295	30
Common stock warrants	-	1,084
Diluted weighted average
shares outstanding	16,859	19,275

EPS Calculations:
Net income per share:
Basic	$0.10	$0.16
Diluted	0.10	0.15

At December 1, 2012, we had approximately 0.7 million stock options outstanding that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of our common shares for the respective periods.  Although these shares were not included in our calculation of diluted EPS, these stock options, and other dilutive securities, including performance share-based compensation instruments, may have a dilutive effect on our EPS calculation in future periods if the price of our common stock increases.

NOTE 5 – SEGMENT INFORMATION

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

The Company’s chief operating decision maker is the Chief Executive Officer, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts calculated by other companies.  For segment reporting purposes, our consolidated Adjusted EBITDA can be calculated as our income from operations excluding share-based compensation, depreciation expense, amortization expense, and certain other charges such as adjustments for changes in the fair value of contingent earnout liabilities from previous business acquisitions.

In the normal course of business, we may make structural and cost allocation revisions to our enterprise information to reflect new reporting responsibilities within the organization.  There were no significant organizational or structural changes during the quarter ended November 30, 2013 that would affect the comparability of the enterprise information presented.  We account for our enterprise information on the same basis as the accompanying condensed consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)

	Sales to
Quarter Ended	External		Adjusted
November 30, 2013	Customers	Gross Profit	EBITDA	Depreciation	Amortization

U.S./Canada	$32,294	$21,303	$2,438	$374	$987
International	10,367	8,438	4,890	79	2
Total	42,661	29,741	7,328	453	989
Corporate and eliminations	757	290	(1,307)	331	-
Consolidated	$43,418	$30,031	$6,021	$784	$989

Quarter Ended
December 1, 2012

U.S./Canada	$30,343	$18,830	$2,326	$267	$619
International	12,663	10,162	5,917	81	3
Total	43,006	28,992	8,243	348	622
Corporate and eliminations	1,055	567	(1,154)	354	-
Consolidated	$44,061	$29,559	$7,089	$702	$622

A reconciliation of our consolidated Adjusted EBITDA to consolidated income before income taxes is provided below (in thousands).

	Quarter Ended
	November 30,	December 1,
	2013	2012
Enterprise Adjusted EBITDA	$7,328	$8,243
Corporate expenses	(1,307)	(1,154)
Consolidated Adjusted EBITDA	6,021	7,089
Share-based compensation expense	(1,262)	(473)
Reduction of contingent earnout liability	520	-
Depreciation	(784)	(702)
Amortization	(989)	(622)
Consolidated income from operations	3,506	5,292
Interest income	143	137
Interest expense	(560)	(589)
Discount on related party receivable	(142)	(147)
Income before taxes	$2,947	$4,693

We reassess the fair value of expected contingent consideration and the corresponding liability resulting from the fiscal 2013 acquisition of NinetyFive 5, LLC (Ninety Five 5) each period.  The reduction of the liability at November 30, 2013 totaled $0.5 million and is reflected in selling, general, and administrative expenses on our income statement.  However, the impact of this adjustment is not included in our consolidated Adjusted EBITDA as shown above.

NOTE 6 – INVESTMENT IN FC ORGANIZATIONAL PRODUCTS

We own a 19.5 percent interest in FC Organizational Products (FCOP), an entity that purchased substantially all of our consumer solution business unit assets in fiscal 2008 for the purpose of expanding the sales of planners and related organizational products under a comprehensive licensing agreement.  During a previous period, we reconsidered whether FCOP was a variable interest entity as defined under FASC 810, and determined that FCOP was a variable interest entity.  We further determined that we are not the primary beneficiary of FCOP because we do not have the ability to direct the activities that most significantly impact FCOP’s economic performance, which primarily consist of the day-to-day sale of planning products and related accessories, and we do not have an obligation to absorb losses or the right to receive benefits from FCOP that could potentially be significant.  Our voting rights and management board representation approximate our ownership interest and we are unable to exercise control through voting interests or through other means.

We are required to account for our investment in FCOP using the equity method of accounting.  However, we have not recorded our share of FCOP’s losses in the accompanying condensed consolidated income statements because we have impaired and written off investment balances in previous periods, as defined within the applicable accounting guidance, in excess of our share of FCOP’s losses through November 30, 2013.

Our primary exposure related to FCOP is from amounts owed to us by FCOP.  We receive reimbursement from FCOP for certain operating costs and for working capital or other advances that we may make to FCOP.  We are not contractually required to make advances to FCOP, but we believe that this additional financing will improve our ability to collect amounts owed to us, including amounts previously impaired and written off.  The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.

At November 30, 2013 and August 31, 2013, we had $6.5 million and $7.8 million receivable from FCOP, which are classified as components of current and long-term assets in our condensed consolidated balance sheets based on expected payment dates.  The long-term receivable has been discounted using a rate of 15 percent.

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

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2013.

RESULTS OF OPERATIONS

Overview

Our first fiscal quarter includes the months of September, October, and November.  Our first quarter of fiscal 2014 ended on November 30, 2013 compared with a December 1, 2012 ending date for our first quarter of fiscal 2013.  Although our sales for the first quarter of fiscal 2014 decreased by one percent to $43.3 million, compared with $44.1 million in the prior year, our consolidated sales for the quarter ended November 30, 2013 represent the second-best first fiscal quarter ever for our current business, and we believe continued the momentum experienced in fiscal 2013.  For the quarter ended November 30, 2013 we had continued growth in our National Account practices, from our U.S./Canada direct offices (excluding our government services office), and from our international licensees.  These increases were offset by 1) decreased sales at our international direct offices that were exacerbated by the strengthening of the United States dollar against the functional currencies of these offices, which had a $1.1 million (primarily in Japan) adverse impact on translated sales; 2) the United States federal government shutdown, which slowed our ability to obtain task orders for awarded training on a newly renewed large contract and postponed training services for other governmental entities; and 3) the expiration of a large leasing contract at our corporate headquarters.

The slight decrease in consolidated sales, combined with our continued investments in additional sales personnel and other marketing expenses, reduced our income from operations for the quarter ended November 30, 2013 to $3.5 million compared with $5.3 million in the prior year.  Our income before income taxes likewise decreased to $2.9 million compared with $4.7 million in the first quarter of fiscal 2013.  Reduced income from operations flowed through to net income, which decreased to $1.7 million, or $.10 per diluted share, compared with $2.9 million, or $.15 per diluted share, in the first quarter of the prior year.

The primary factors that influenced our operating results for the quarter ended November 30, 2013 were as follows:

•
Sales – Our consolidated sales decreased to $43.4 million compared with $44.1 million in the first quarter of fiscal 2013.  Increased sales from our National Account practices, at our U.S./Canada direct offices, excluding our government services office, and from international licensees were offset by decreased sales from our international direct offices, our government services group, and from leasing revenues on our corporate campus.

•
Gross Profit – Our gross profit for the quarter increased slightly to $30.0 million compared with $29.6 million in the first quarter of fiscal 2013 due to an improved gross margin.  Our consolidated gross margin, which is gross profit as a percentage of sales, improved to 69.2 percent on increased intellectual property revenues, compared with 67.1 percent in the prior year.

•
Operating Expenses – Our operating expenses increased by $2.3 million compared with the first quarter of the prior year, which was due to a $1.8 million increase in selling, general, and administrative expenses, a $0.4 million increase in intangible asset amortization expense, and a $0.1 million increase in depreciation expense.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

The following table sets forth consolidated sales data by category and by our primary delivery channels for the periods indicated (in thousands).

	Quarter Ended
	November 30, 2013	December 1, 2012	Percent Change
Sales by Category:
Training and consulting services	$41,335	$41,063	1
Products	1,326	1,943	(32)
Leasing	757	1,055	(28)
	$43,418	$44,061	(1)

Sales by Channel:
U.S./Canada direct	$20,908	$21,759	(4)
International direct	6,225	8,431	(26)
International licensees	4,375	4,330	1
National account practices	8,854	6,172	43
Self-funded marketing	1,478	1,493	(1)
Other	1,578	1,876	(16)
	$43,418	$44,061	(1)

Quarter Ended November 30, 2013 Compared with the Quarter Ended December 1, 2012

Sales

We offer a variety of training courses, consulting services, and training related products that are focused on solving organizational problems which require a change in human behavior.  Our training and consulting solutions are provided both domestically and internationally through our sales force, client facilitators, international licensees, and the internet on various web-based delivery platforms.  The following sales analysis for the quarter ended November 30, 2013 is based on activity through our primary delivery channels as shown above.

U.S./Canada Direct – This channel includes our four regional sales offices that serve our clients in the United States and Canada and our government services group.  Excluding the government services group, sales increased by two percent at our regional sales offices compared with the prior year.  Sales increases at our regional offices were generally broad based across our practices and were favorably impacted by increased facilitator sales, intellectual property license sales, and marketing events that were held during the quarter.  Our pipeline of awarded revenue through our regional sales offices was the best ever for the end of a first quarter, and our outlook for the remainder of fiscal 2014 is encouraging for this channel.  Our government services sales during the quarter were adversely affected by the government shutdown during the quarter and related uncertainties surrounding government operations, and decreased by $1.2 million compared with the prior year.  We believe that the government shutdown 1) slowed our ability to obtain task orders for awarded training on a large governmental contract that was renewed in September and shifted contracted training programs into the second and third quarters of fiscal 2014; 2) significantly reduced the amount of training delivered on other governmental services contracts; and 3) postponed training programs at some of our other clients that are government contractors.  We believe that the postponed government services sales on the renewed contract will be recovered during the second and third quarters of fiscal 2014, but the recovery of other postponed governmental sales is dependent upon the resolution of uncertainties in federal government operations.  In addition, we hope to obtain an extended renewal of the large government contract for the remainder of fiscal 2014 and beyond.  We will continue our efforts to win additional renewals of this contract in the future, but we cannot guarantee a successful outcome, as many of the aspects of renewal are outside of our control.

International Direct – Our directly owned international offices are located in Australia, Japan, and the United Kingdom.  During our first quarter of fiscal 2014, sales decreased at each of our international direct offices compared with the prior year.  Of the $2.2 million decline in our international direct offices, $1.8 million was attributable to decreased sales at our Japan office when compared with the prior year.  The impact of a weakening Yen against the United States Dollar resulted in a $1.0 million decrease in translated sales when compared with the prior year.  However, both training and publishing sales declined at our Japanese office during the quarter primarily due to reduced demand for these services and products.  The decline in our consolidated product sales compared with the first quarter of fiscal 2013 was primarily due to reduced publishing sales in Japan.  We anticipate that the weakening Yen will continue to have an adverse impact through our second quarter of fiscal 2014 until the translation rate approximates the prior year rate.  Sales also decreased $0.2 million at our office in Australia and $0.1 million at our office in the United Kingdom compared with the prior year.

Subsequent to November 30, 2013 we initiated the process to open a new direct office in South Korea.  Although a portion of the programs delivered in South Korea will be maintained by our existing licensee, we anticipate that future sales through our international direct offices will increase due to the opening of this new office.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  During the quarter ended November 30, 2013, certain of our foreign licensees had increased training sales compared with the same period of the prior year, which resulted in a one percent increase in licensee royalty revenues compared with the first quarter of fiscal 2013.  We have invested significant resources into the development of our licensees’ business and believe that our efforts to support our licensees through additional program training, international branding, and the introduction of new products will have a favorable impact on licensee sales and we expect continued growth from our international licensee partners during fiscal 2014.

National Account Practices – Our national account practices offer and sell content solutions that are not typically offered in our U.S/Canada Direct offices.  These offerings include, in the Education practice, The Leader In Me program designed for students primarily in K-6 elementary schools; Helping Clients Succeed from our Sales Performance practice; and Winning Customer Loyalty from our Customer Loyalty practice.  During the quarter ended November 30, 2013 sales increased in all three of our practices, which was lead by a $1.6 million increase from our Sales Performance practice and a $0.8 million increase in our Education practice.  Our Sales Performance practice revenues were favorably impacted by the fiscal 2013 acquisition of NinetyFive 5.  As a result of this acquisition, we anticipate increased sales compared with corresponding periods of the prior year through at least the first three quarters of fiscal 2014.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to a 22 percent increase in Education Practice revenues compared with the prior year.  We have made substantial investments in new sales personnel for our Education practice and expect that our sales will continue to increase compared with prior periods throughout fiscal 2014.  Our Customer Loyalty practice revenues increased $0.2 million compared with the prior year on the strength of increased demand for these services.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  Our self-funded marketing sales were essentially flat when compared with the prior year as there were no significant new publications during the first quarter of fiscal 2013.  However, we expect to release new publications in future periods and we believe that these new publications will continue to show strong performance in the marketplace.

Other – Our other sales are comprised primarily of leasing and shipping and handling revenues.  The decrease in other sales was primarily due to decreased leasing revenues on our corporate campus resulting from the expiration of a significant lease contract during August 2013.  During November 2013, we obtained a new contract for vacant space with an unrelated tenant and we expect our leasing revenues to increase compared with amounts recorded during the quarter ended November 30, 2013.  At November 30, 2013 our corporate campus was essentially fully leased.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended November 30, 2013, our consolidated gross profit increased to $30.0 million compared with $29.6 million in the first quarter of the prior year.  The increase in gross profit was attributable to improved gross margin on sales during the quarter.  Our gross margin for the quarter ended November 30, 2013 increased to 69.2 percent compared with 67.1 percent in the first quarter of the prior year.  The improved gross margin in fiscal 2014 was primarily due to the renewal of a large government contract that occurred during the quarter as described above.  This large government contract includes a $1.4 million intellectual property license revenue component, which has a higher gross margin than the majority of our other services or revenue categories.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses for the first quarter of fiscal 2014 increased $1.8 million compared with the same period of the prior year.  The increase in SG&A expenses over the prior year was primarily due to 1) a $1.6 million increase primarily related to the addition of new sales-related personnel, marketing, and other advertising and promotional costs related to our strategic sales initiatives; and 2) a $0.8 million increase in non-cash share-based compensation expense primarily due to an equity award granted in the fourth quarter of fiscal 2013.  The Company continues to invest in new sales and sales-related personnel, and hired 17 new client partners at the beginning of fiscal 2014.  These new client partners are expected to ramp up during fiscal 2014 and provide incremental sales growth later in the fiscal year.  We are also heavily investing in new product development efforts, particularly related to the fiscal 2014 release of new and updated leadership content and corresponding marketing efforts to make the launch of these offerings successful.  The impact of these increased expenses was partially offset by a $0.5 million reduction in the fair value of estimated contingent earnout payments from the fiscal 2013 acquisition of NinetyFive 5, LLC and by $0.2 million of decreased bonus expense as financial targets were not met for the quarter ended November 30, 2013.

Depreciation – Depreciation expense increased by $0.1 million compared with the first quarter of the prior year due to the addition of fixed assets during early fiscal 2014.  Based on acquisitions that have occurred during the quarter ended November 30, 2013 and expected capital asset activity during the remainder of fiscal 2014, we expect our depreciation expense will total approximately $3.3 million in fiscal 2014.

Amortization – Our consolidated amortization expense increased by $0.4 million compared with the prior year due to the acquisition of NinetyFive 5 during the third quarter of fiscal 2013.  We currently expect our amortization expense will total $3.9 million in fiscal 2014.

Discount on Related Party Receivable

We record receivables from FCOP for reimbursement of certain operating costs, such as rent and shared services (e.g. mail services), which are billed to us by third party providers, and for working capital and other advances that we make, even though we are not contractually required to make advances or absorb the losses of FCOP.  Based on expected payment, some of these receivables are recorded as long-term receivables and are required to be recorded at net present value.  We discounted the long-term portion of the FCOP receivable based on forecasted repayments at a discount rate of 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP.

Income Taxes

Our effective tax rate for the quarter ended November 30, 2013 was approximately 42 percent compared with approximately 38 percent in the first quarter of fiscal 2013.  Our effective tax rate in the first quarter of the prior year was reduced due to the recognition of certain tax benefits following the completion of a routine Internal Revenue Service audit.  These income tax benefits did not repeat during the first quarter of fiscal 2014.

Consistent with the fiscal 2013 income tax provision, our effective tax rate for fiscal 2014 will be lower than statutory combined rates if we decide that it would be beneficial to amend certain prior years’ tax returns to claim the benefit of foreign tax credits instead of deductions.  However, we do not anticipate that we will have the information necessary to determine whether it would be more beneficial to amend these returns or to determine the fiscal 2014 benefit from our foreign tax credits until the fourth quarter.  Accordingly, we anticipate that our effective income tax rate during the first three quarters of fiscal 2014 will approximate 40 percent.

We paid $2.1 million in cash for income taxes during the quarter ended November 30, 2013, primarily for payment on our income tax liabilities at August 31, 2013.  We anticipate that our total cash paid for income taxes will be less than our income tax provision in fiscal 2014 and future years as we utilize foreign tax credit carryforwards and other deferred income tax assets.  After utilization of our foreign tax credit carryforwards, which we currently expect to be fully used by the end of fiscal 2016, we anticipate that our cash paid for income taxes will increase and approximate our income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

We generally use significant amounts of cash during our first quarter of each fiscal year to pay down seasonally high accrued bonuses and commissions and often to initiate significant investment activities such as the development of new or significantly refreshed content.  Our cash balance at November 30, 2013 of $2.0 million, with no borrowings on our line of credit, compared with our cash balance of $12.3 million at August 31, 2013, reflects these seasonal uses of cash.  Our net working capital (current assets less current liabilities) remained strong and totaled $36.1 million at November 30, 2013 compared with $38.2 million at August 31, 2013.  Essentially all of our net cash and cash equivalents at November 30, 2013 was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and proceeds from our available $10.0 million revolving line of credit.  Our primary uses of liquidity include payments for operating activities, capital expenditures, working capital expansion, business acquisitions, and repayment of our financing obligation.

We may use our line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the line of credit agreement.  The line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.  Our existing line of credit agreement expires in March 2016.  In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including (i) a funded debt to EBITDAR ratio requirement of less than 3.00 to 1.00; (ii) a fixed charge coverage ratio requirement in excess of 1.5 to 1.0; and (iii) an $8.0 million limitation on capital expenditures, excluding capitalized curriculum development.  At November 30, 2013, we believe that we were in compliance with the terms and financial covenants applicable to the Restated Credit Agreement and its subsequent modifications.

In addition to our $10.0 million revolving line of credit facility, we have a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended November 30, 2013.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in products sold, and to fund working capital needs.  Our cash used for operating activities totaled $2.0 million for the quarter ended November 30, 2013 compared with $0.3 million for the same period of the prior year.

The decrease in cash flows from operating activities was primarily attributable to increased payments for seasonally high accrued bonuses and commissions (reduction of accrued liabilities) on our record fourth quarter fiscal 2013 sales, increased inventories, increased cash payments for income taxes, and slower-than-expected collections of accounts receivable.  Our accounts receivable collections were adversely impacted by a $3.0 million increase in receivables from a charitable foundation that funds The Leader in Me programs in elementary schools, a $1.4 million increase in receivables from government contracts, which we believed were slowed by uncertainties in governmental operations during the quarter, longer payment terms on a small number of services contracts, and generally slower than expected collections during the first quarter of fiscal 2014.  The longer payment terms granted to certain clients were within our normal credit policy.  We anticipate the collection of our outstanding receivables will improve in forthcoming quarters of fiscal 2014 and that our cash flows from operating activities will be favorably affected by these collections.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the first quarter of fiscal 2014 totaled $5.0 million.  Our primary uses of cash for investing activities included the development of capitalized curriculum, a payment to the former owners of NinetyFive 5 LLC as part of the initial acquisition price, and the purchase of property and equipment in the normal course of business.

During the quarter ended November 30, 2013 we spent $2.7 million on capitalized curriculum, primarily for significant revisions to The 7 Habits of Highly Effective People Signature Program, which is our best-selling solution and is sold throughout the world.  The revised program is scheduled to be released in March 2014.  However, actual capital spending and expected launch dates are based upon a variety of factors and may differ from these estimates.  We currently anticipate that our expenditures for capitalized curriculum will total $7.0 million in fiscal 2014.

During the third quarter of fiscal 2013 we completed the acquisition of NinetyFive 5, an entity that provides sales success training services.  The consideration for the acquisition consists of an initial

$4.2 million payable in four installments through December 2013, and additional potential earnout payments up to a maximum of $8.5 million based on cumulative EBITDA as set forth in the purchase agreement.  As of November 30, 2013 we had paid $3.1 million of the initial purchase price and had $1.1 million payable to the former owners of NinetyFive 5.  The remaining liability for the initial purchase price is classified as a component of accrued liabilities in our condensed consolidated balance sheet at November 30, 2013 and was paid on schedule in December 2013.  We also have contingent payment liability to the former owners of NinetyFive 5 that is required to be recorded at fair value.  At November 30, 2013 the value of this liability was $3.6 million, which was recorded as a component of other long-term liabilities on our consolidated balance sheet.  Currently it is uncertain as to whether or when the various targets under the arrangement will be met; therefore, this potential liability will continue to be remeasured to fair value at each reporting period.

Our purchases of property and equipment, which totaled $1.1 million, consisted primarily of computer hardware, computer software, and leasehold improvements.  We anticipate that our purchases of property and equipment will total $3.0 million in fiscal 2014.

We are required to pay the former owners of CoveyLink Worldwide, LLC (CoveyLink) contingent earnout payments based incremental EBITDA growth for five years following the acquisition date.  On November 30, 2013 we completed the final earnout measurement period and expect the last earnout payment to be approximately $3.5 million in cash.  However, this calculation is still preliminary and may be revised prior to payment, which is expected to be in March 2014.

Cash Flows From Financing Activities

Through November 30, 2013 we used $3.4 million of net cash for financing activities.  Our uses of cash for financing activities consisted of $3.2 million used to repurchase shares of common stock (for shares withheld for minimum statutory taxes on share-based compensation awards), and $0.3 million used for principal payments on our long-term financing obligation.  Partially offsetting these uses of cash was $0.1 million of cash received from participants in our employee stock purchase plan.

During fiscal 2012 we announced the approval of a plan to repurchase up to $10.0 million of our common stock.  We intend to use cash in excess of $10.0 million, provided we have no balance outstanding on our line of credit, for the purchases.  Through November 30, 2013, we have purchased a total of 73,320 shares of our common stock for $0.8 million.  We anticipate that the purchases of our common stock under this approved plan will increase the use of cash for financing activities in future periods.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Our required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) minimum operating lease payments primarily for domestic regional and foreign office space; 3) payments to HP Enterprise Services for outsourcing services related to information systems, warehousing, and distribution services; 4) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; and 5) remaining payments associated with the acquisition of NinetyFive 5.  There have been no significant changes to our expected required contractual obligations from those disclosed at August 31, 2013.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting polices used to prepare our consolidated financial statements, including our revenue recognition policy, are outlined primarily in Note 1 of the consolidated financial statements presented in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended August 31, 2013.  Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements.  We regularly evaluate our estimates and assumptions and base those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America.  Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not within our control, but which may have an impact on these estimates and our actual financial results.

The following items require significant judgment and often involve complex estimates:

Share-Based Compensation

Our shareholders have approved performance-based long-term incentive plans (LTIP) that provide for grants of share-based performance awards to certain managerial personnel and executive management as directed by the Organization and Compensation Committee of the Board of Directors.  The number of common shares that are vested and issued to LTIP participants is variable and is based upon the achievement of specified financial performance objectives during defined performance periods.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the number of shares expected to be awarded based upon actual and estimated financial results of the Company compared to the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the estimated probable number of common shares to be awarded.

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

We have also granted share-based compensation awards that have share-price, or market-based, vesting conditions.  As a result, we used “Monte Carlo” simulation models to determine the fair value and expected term of these awards.  The Monte Carlo pricing models required the input of subjective assumptions, including items such as the expected term of the options.  If factors change, and we use different assumptions for estimating share-based compensation expense related to future awards, our share-based compensation expense may differ materially from that recorded in the current period.

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at November 30, 2013 would decrease our reported income from operations by approximately $0.1 million.

Related Party Receivable

At November 30, 2013, we had receivables from FC Organizational Products, an entity in which we own 19.5 percent, for reimbursement of certain operating costs and for working capital and other advances, even though we are not obligated to provide advances to, or fund the losses of FCOP.  We make use of estimates to account for these receivables, including estimates of the collectability of amounts receivable from FCOP in future periods and, based upon revisions to the timing of estimated collections in fiscal 2012, we were required to reclassify a portion of the receivable from current to long-term.  In accordance with applicable accounting guidance, we were required to discount the long-term portion of the receivable to its net present value using an estimated effective borrowing rate for FCOP.

We estimated the effective risk-adjusted borrowing rate to discount the long-term portion of the receivable at 15 percent, which was recorded as a discount on a related party receivable in our consolidated income statements.  Our estimate of the effective borrowing rate required us to estimate a variety of factors, including the availability of debt financing for FCOP, projected borrowing rates for comparable debt, and the timing and realizability of projected cash flows from FCOP.  These estimates were based on information known at the time of the preparation of these financial statements.  A change in the assumptions and factors used, including estimated interest rates, may change the amount of discount taken.  For instance, a one percent increase in the discount rate would have reduced our income before income taxes by $0.1 million during fiscal 2013.

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

For further information regarding our investment in FCOP, refer to the notes to our financial statements for the fiscal year ended August 31, 2013.

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are reduced to their fair market value through the use of inventory valuation reserves, which are recorded during the normal course of business.  Our inventory valuation calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory valuation methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have an adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory valuation reserves at November 30, 2013 would decrease our reported income from operations by $0.1 million.

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and goodwill balances are not amortized, but rather are tested for impairment on an annual basis, or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset was generated by the merger with the Covey Leadership Center and has been deemed to have an indefinite life.  This intangible asset is quantitatively tested for impairment using the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and international licensee royalties.  Our goodwill at November 30, 2013 was generated by the acquisition of CoveyLink Worldwide, LLC during fiscal 2009 and the subsequent payment of contingent annual earnout payments, and the acquisition of NinetyFive 5 in fiscal 2013.

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

The acquisition of NinetyFive 5 in fiscal 2013 requires us to reassess the fair value of the contingent earnout payments each reporting period.  Although subsequent changes to the contingent consideration liability do not affect the goodwill generated from the acquisition transaction, the valuation of expected contingent consideration requires us to estimate future sales and profitability.  These estimates require the use of numerous assumptions, many of which may change frequently and lead to increased or decreased operating income in future periods.  For instance, we recorded a $0.5 million reduction to the fair value of the expected contingent earnout payment during the quarter ended November 30, 2013 which resulted in a corresponding reduction of selling, general, administrative expenses during the quarter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.  We did not utilize any foreign currency or interest rate derivative instruments during the quarter ended November 30, 2013.

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

PART II.  OTHER INFORMATION

Item 1A.         RISK FACTORS

For further information regarding our Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended November 30, 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
September 1, 2013 to October 5, 2013	-		$-	-	$9,225

October 6, 2013 to November 2, 2013	-		-	-	9,225

November 3, 2013 to November 30, 2013	-		-	-	9,225	(1)

Total Common Shares	-	(2)	$-	-

(1)
On March 26, 2012, our Board of Directors approved a plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  We intend to use available cash in excess of $10.0 million, provided we have no balance outstanding on our line of credit, to make the purchases.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  Following the approval of this common stock repurchase plan, we have purchased a total of 73,320 shares of our common stock for $0.8 million through November 30, 2013.

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

(2)
Amount excludes 168,463 shares of our common stock that were withheld for minimum statutory taxes on share-based compensation awards issued to employees during the quarter ended November 30, 2013.  The withheld shares were valued at the market price on the date that the shares were distributed to participants and were acquired at weighted average price of $19.08 per share.

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

FRANKLIN COVEY CO.

Date:	January 9, 2014	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	January 9, 2014	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)