Form 10-Q
period 2014-04-10
FRANKLIN COVEY CO
filed 2014-04-10
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2014

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

16,754,889 shares of Common Stock as of March 31, 2014

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	March 1,	August 31,
	2014	2013
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,188	$12,291
Accounts receivable, less allowance for doubtful accounts of $670 and $982	45,099	52,684
Receivable from related party	122	3,305
Inventories	5,326	4,321
Deferred income tax assets	4,669	4,685
Prepaid expenses and other current assets	4,464	3,822
Total current assets	66,868	81,108

Property and equipment, net	17,255	17,180
Intangible assets, net	59,123	60,654
Goodwill	16,135	16,135
Long-term receivable from related party	4,893	4,453
Other long-term assets	14,440	9,875
	$178,714	$189,405

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$1,217	$1,139
Accounts payable	9,566	9,294
Income taxes payable	112	1,365
Accrued liabilities	18,601	31,140
Total current liabilities	29,496	42,938

Financing obligation, less current portion	26,746	27,376
Other liabilities	5,620	6,106
Deferred income tax liabilities	7,416	6,479
Total liabilities	69,278	82,899

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	205,237	210,227
Retained earnings	44,119	40,429
Accumulated other comprehensive income	1,634	1,686
Treasury stock at cost, 10,378 shares and 10,759 shares	(142,907)	(147,189)
Total shareholders’ equity	109,436	106,506
	$178,714	$189,405

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per-share amounts)

	Quarter Ended		Two Quarters Ended
	March 1,	March 2,	March 1,	March 2,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net sales:
Training and consulting services	$43,683	$37,744	$85,018	$78,807
Products	1,747	1,624	3,073	3,567
Leasing	1,076	1,062	1,833	2,117
	46,506	40,430	89,924	84,491
Cost of sales:
Training and consulting services	14,035	11,939	26,449	25,528
Products	576	746	1,083	1,171
Leasing	484	461	951	949
	15,095	13,146	28,483	27,648
Gross profit	31,411	27,284	61,441	56,843

Selling, general, and administrative	25,707	22,691	50,458	45,634
Depreciation	816	722	1,601	1,423
Amortization	989	619	1,978	1,241
Income from operations	3,899	3,252	7,404	8,545

Interest income	109	150	252	288
Interest expense	(559)	(598)	(1,119)	(1,188)
Discount on related party receivable	(142)	(135)	(283)	(283)
Income before income taxes	3,307	2,669	6,254	7,362
Provision for income taxes	(1,336)	(1,077)	(2,564)	(2,873)
Net income	$1,971	$1,592	$3,690	$4,489

Net income per share:
Basic	$0.12	$0.09	$0.22	$0.24
Diluted	0.12	0.08	0.22	0.23

Weighted average number of common shares:
Basic	16,717	18,550	16,640	18,356
Diluted	16,926	19,709	16,892	19,493

COMPREHENSIVE INCOME
Net income	$1,971	$1,592	$3,690	$4,489
Foreign currency translation adjustments,
net of tax	26	(681)	(52)	(939)
Comprehensive income	$1,997	$911	$3,638	$3,550

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Two Quarters Ended
	March 1,	March 2,
	2014	2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,690	$4,489
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	3,579	2,668
Share-based compensation expense	2,244	1,445
Amortization of capitalized curriculum costs	1,051	958
Deferred income taxes	963	(138)
Reduction of estimated earnout liability	(587)	-
Changes in assets and liabilities:
Decrease in accounts receivable, net	7,113	5,976
Decrease (increase) in inventories	(1,018)	204
Decrease in receivable from related party	2,743	2,489
Increase in prepaid expenses and other assets	(475)	(986)
Decrease in accounts payable and accrued liabilities	(9,838)	(7,323)
Decrease in income taxes payable	(1,267)	(97)
Increase in other long-term liabilities	108	494
Net cash provided by operating activities	8,306	10,179

CASH FLOWS FROM INVESTING ACTIVITIES
Curriculum development costs	(5,714)	(1,061)
Purchases of property and equipment	(1,720)	(1,432)
Acquisition of business	(2,250)	-
Net cash used for investing activities	(9,684)	(2,493)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	7,375	-
Payments on line of credit borrowings	(7,375)	-
Principal payments on notes payable financing	-	(1,458)
Principal payments on financing obligation	(552)	(506)
Purchases of common stock for treasury	(3,363)	(1,217)
Proceeds from sales of common stock held in treasury	278	201
Payments for exercises of common stock warrants	-	86
Net cash used for financing activities	(3,637)	(2,894)
Effect of foreign currency exchange rates on cash and cash equivalents	(88)	(262)
Net increase (decrease) in cash and cash equivalents	(5,103)	4,530
Cash and cash equivalents at the beginning of the period	12,291	11,011
Cash and cash equivalents at the end of the period	$7,188	$15,541

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,729	$1,832
Cash paid for interest	1,119	1,183

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$53	$46

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

3.
Global Capability – We operate four regional sales offices and a government services office in the United States; wholly-owned subsidiaries in Australia, Japan, the United Kingdom, and South Korea; and contract with licensee partners who deliver our curriculum and provide services in over 140 other countries and territories around the world.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that end on November 30, 2013, March 1, 2014, and May 31, 2014 during fiscal 2014.  Under the modified 52/53-week fiscal year, the two quarters ended March 1, 2014 had one less business day than the two quarters ended March 2, 2013.  Unless otherwise noted, references to fiscal years apply to the 12 months ended on August 31 of the specified year.

The results of operations for the quarter ended March 1, 2014 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2014, or for any future periods.

At March 1, 2014, the carrying value of our financial instruments approximated their fair values.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands).

	March 1,	August 31,
	2014	2013
Finished goods	$5,280	$4,253
Raw materials	46	68
	$5,326	$4,321

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

	Quarter Ended		Two Quarters Ended
	March 1,	March 2,	March 1,	March 2,
	2014	2013	2014	2013
Performance awards	$873	$354	$2,008	$701
Unvested share awards	83	96	183	184
Employee stock purchase plan	27	24	53	41
Management stock loan shares	-	497	-	497
Fully-vested share awards	-	-	-	22
	$983	$971	$2,244	$1,445

During the quarter and two quarters ended March 1, 2014, we issued approximately 47,000 shares and 555,000 shares of our common stock to employees from our various share-based compensation plans.  The following is a description of recent developments in our share-based compensation plans.

Performance Awards

During the first quarter of fiscal 2014, the Organization and Compensation Committee of the Board of Directors (the Compensation Committee) granted new performance-based equity awards for our executive officers.  A total of 89,418 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) and increased sales of courses related to The 7 Habits of Highly Effective People (the 7 Habits).  Three tranches of 20,864 shares will immediately vest to the participants when consolidated trailing four-quarter Adjusted EBITDA totals $37.0 million, $43.0 million, and $49.0 million.  Another three tranches of 8,942 shares will immediately vest when trailing four-quarter sales of courses related to the 7 Habits increase $5.0 million, $10.0 million, and $12.5 million over the previous trailing four quarters.  These performance awards have a maximum life of six years.  Compensation expense is recognized as the Company determines it is probable that the shares will vest.  Adjustments to compensation expense to reflect the timing of and the number of shares expected to be awarded will be made on a cumulative basis at the date of the adjustment.

On November 22, 2013, the Compensation Committee granted two of our employees performance-based awards for a total of 8,352 shares.  These awards have the same vesting conditions as the fiscal 2013 common stock price performance award.  For the participants to receive this award, the closing price of our common stock must average $22.00 per share over five days.  If the price of our common stock reaches this price within three years of the grant date, 100 percent of the award shares will vest.  If the price of our common stock averages $22.00 per share between three and five years from the grant date, 50 percent of the shares will vest.  No shares will vest after five years from the grant date.  This grant was valued using a Monte Carlo simulation similar to previous tranches granted with these terms.  Based on the valuation, this grant had a fair value of approximately $155,000 with a derived service period of 0.2 years.  Accordingly, there is no remaining unrecognized compensation expense at March 1, 2014.

Compensation expense recognized during the quarter and two quarters ended March 1, 2014 for performance awards includes expense related to awards granted in previous periods for which the performance targets are probable of being achieved.  No performance awards were granted or modified during the quarter ended March 1, 2014.

Unvested Share Awards

Our annual unvested share awards granted to non-employee members of our Board of Directors is administered under the terms of the Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  The annual unvested award is generally granted in January (following the annual shareholders’ meeting) of each year.  For the fiscal 2014 award, each eligible director received a whole-share grant equal to $50,000 with a one-year vesting period, which resulted in a total of 14,616 shares granted to members of the Board of Directors under this program.  The fiscal 2013 grant of 30,672 shares vested in January 2014 and was awarded to members of our Board of Directors.  At March 1, 2014, there was approximately $250,000 of unrecognized compensation expense associated with the fiscal 2014 Board of Director unvested share award.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter and two quarters ended March 1, 2014, we issued 8,466 and 18,394 shares, respectively, to participants in the ESPP.

Stock Options

Our stock option activity during the two quarters ended March 1, 2014 consisted of the following:

		Weighted
		Avg. Exercise
	Number of	Price Per
	Stock Options	Share
Outstanding at August 31, 2013	675,000	$11.25
Granted	-	-
Exercised	(43,750)	9.00
Forfeited	-	-

Outstanding at March 1, 2014	631,250	$11.41

Options vested and exercisable at
March 1, 2014	631,250	$11.41

The stock options exercised during fiscal 2014 were exercised on a net share basis during our first quarter and had an aggregate intrinsic value of $0.5 million.

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

	Quarter Ended		Two Quarters Ended
	March 1,	March 2,	March 1,	March 2,
	2014	2013	2014	2013
Numerator for basic and
diluted earnings per share:
Net income	$1,971	$1,592	$3,690	$4,489

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	16,717	18,550	16,640	18,356
Effect of dilutive securities:
Stock options and other
share-based awards	209	117	252	74
Common stock warrants	-	1,042	-	1,063
Diluted weighted average
shares outstanding	16,926	19,709	16,892	19,493

EPS Calculations:
Net income per share:
Basic	$0.12	$0.09	$0.22	$0.24
Diluted	0.12	0.08	0.22	0.23

At March 2, 2013, we had approximately 0.2 million stock options outstanding that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of our common shares.  Although these shares were not included in our calculation of diluted EPS, these stock options, and other dilutive securities, including performance share-based compensation instruments, may have a dilutive effect on our EPS calculation in future periods if the price of our common stock increases.

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

In the normal course of business, we may make structural and cost allocation revisions to our enterprise information to reflect new reporting responsibilities within the organization.  There were no significant organizational or structural changes during the quarter or two quarters ended March 1, 2014 that would affect the comparability of the enterprise information presented.  We account for our enterprise information on the same basis as the accompanying condensed consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)

	Sales to
Quarter Ended	External		Adjusted
March 1, 2014	Customers	Gross Profit	EBITDA	Depreciation	Amortization

U.S./Canada	$34,910	$22,335	$3,045	$407	$987
International	10,520	8,484	4,604	79	2
Total	45,430	30,819	7,649	486	989
Corporate and eliminations	1,076	592	(1,029)	330	-
Consolidated	$46,506	$31,411	$6,620	$816	$989

Quarter Ended
March 2, 2013

U.S./Canada	$29,262	$18,580	$2,158	$299	$616
International	10,106	8,103	4,437	84	3
Total	39,368	26,683	6,595	383	619
Corporate and eliminations	1,062	601	(1,031)	339	-
Consolidated	$40,430	$27,284	$5,564	$722	$619

Two Quarters Ended
March 1, 2014

U.S./Canada	$67,204	$43,638	$5,483	$781	$1,974
International	20,887	16,921	9,494	158	4
Total	88,091	60,559	14,977	939	1,978
Corporate and eliminations	1,833	882	(2,337)	662	-
Consolidated	$89,924	$61,441	$12,640	$1,601	$1,978

Two Quarters Ended
March 2, 2013

U.S./Canada	$59,605	$37,410	$4,484	$566	$1,235
International	22,769	18,265	10,354	165	6
Total	82,374	55,675	14,838	731	1,241
Corporate and eliminations	2,117	1,168	(2,184)	692	-
Consolidated	$84,491	$56,843	$12,654	$1,423	$1,241

A reconciliation of our consolidated Adjusted EBITDA to consolidated income before income taxes is provided below (in thousands).

	Quarter Ended		Two Quarters Ended
	March 1,	March 2,	March 1,	March 2,
	2014	2013	2014	2013
Enterprise Adjusted EBITDA	$7,649	$6,595	$14,977	$14,838
Corporate expenses	(1,029)	(1,031)	(2,337)	(2,184)
Consolidated Adjusted EBITDA	6,620	5,564	12,640	12,654
Share-based compensation expense	(983)	(971)	(2,244)	(1,445)
Reduction of contingent earnout liability	67	-	587	-
Depreciation	(816)	(722)	(1,601)	(1,423)
Amortization	(989)	(619)	(1,978)	(1,241)
Income from operations	3,899	3,252	7,404	8,545
Interest income	109	150	252	288
Interest expense	(559)	(598)	(1,119)	(1,188)
Discount on related party receivable	(142)	(135)	(283)	(283)
Income before taxes	$3,307	$2,669	$6,254	$7,362

We reassess the fair value of expected contingent consideration and the corresponding liability resulting from the fiscal 2013 acquisition of NinetyFive 5, LLC (Ninety Five 5) each period.  The reduction of the liability for the quarter and two quarters ended March 1, 2014 totaled $0.1 million and $0.5 million and is reflected in selling, general, and administrative expenses on our income statement.  However, the impact of this adjustment is not included in our consolidated Adjusted EBITDA as shown above.

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

We are required to account for our investment in FCOP using the equity method of accounting.  However, we have not recorded our share of FCOP’s losses in the accompanying condensed consolidated income statements because we have impaired and written off investment balances in previous periods, as defined within the applicable accounting guidance, in excess of our share of FCOP’s losses through March 1, 2014.

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

At March 1, 2014 and August 31, 2013, we had $5.0 million and $7.8 million receivable from FCOP, which are classified as components of current and long-term assets in our condensed consolidated balance sheets based on expected payment dates.  The long-term receivable has been discounted using a rate of 15 percent.  During the first two quarters of fiscal 2014, we received $3.9 million in cash from FCOP for payment of receivables.

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

RESULTS OF OPERATIONS

Overview

The second quarter of our fiscal year includes the months of December, January, and February.  Our second quarter of fiscal 2014, which ended on March 1, 2014, was the strongest second fiscal quarter ever for our current business.  Consolidated sales increased $6.1 million, or 15 percent, to $46.5 million compared with $40.4 million in the second quarter of fiscal 2013.  During the quarter ended March 1, 2014, we conducted a 68-city tour to promote the February 2014 pre-release of the re-created The 7 Habits of Highly Effective People Signature Program (The 7 Habits Signature Program), which is our best-selling program both domestically and internationally.  We conducted promotional events in North America, the United Kingdom, and Australia and the results from these events exceeded our expectations.  The formal launch of the re-created program is currently underway with additional marketing events scheduled in 170 locations around the world.  We anticipate growth in other countries and channels as the re-created program material is translated into other languages and released by our office in Japan and by our international licensee partners.

Increased sales resulted in increased gross profit, which grew $4.1 million, or 15 percent, to $31.4 million, compared with $27.3 million in the prior year.  Our income from operations for the quarter ended March 1, 2014 increased 20 percent to $3.9 million, compared with $3.3 million in the second quarter of fiscal 2013.  Our income before income taxes increased $0.6 million, or 24 percent, to $3.3 million compared with $2.7 million in the same quarter of fiscal 2013.  Net income increased to $2.0 million, or $.12 per diluted share, compared with $1.6 million, or $.08 per diluted share, in the second quarter of the prior year.

The primary factors that influenced our operating results for the quarter ended March 1, 2014 were as follows:

•
Sales – Our consolidated sales increased to $46.5 million compared with $40.4 million in the second quarter of fiscal 2013.  Sales increased through all of our major channels when compared with the prior year.  The February 2014 pre-launch of our re-created The 7 Habits Signature Program had a significant favorable impact on our sales for the quarter in the U.S., Canada, Australia, and the United Kingdom.  Combined with sales growth in our national account practices and Execution practice, we had the best second fiscal quarter ever for our current business.

•
Gross Profit – Our gross profit for the quarter increased to $31.4 million compared with $27.3 million in the prior year due to increased sales.  Our consolidated gross margin, which is gross profit as a percentage of sales, remained consistent with the prior year at 67.5 percent.

•
Operating Expenses – Our operating expenses increased by $3.5 million compared with the same quarter of the prior year, which was due to a $3.0 million increase in selling, general, and administrative expenses, a $0.4 million increase in intangible asset amortization expense, and a $0.1 million increase in depreciation expense.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

The following table sets forth consolidated sales data by category and by our primary delivery channels for the periods indicated (in thousands).

	Quarter Ended			Two Quarters Ended
	March 1, 2014	March 2, 2013	Percent Change	March 1, 2014	March 2, 2013	Percent Change
Sales by Category:
Training and consulting services	$43,683	$37,744	16	$85,018	$78,807	8
Products	1,747	1,624	8	3,073	3,567	(14)
Leasing	1,076	1,062	1	1,833	2,117	(13)
	$46,506	$40,430	15	$89,924	$84,491	6

Sales by Channel:
U.S./Canada direct	$24,158	$20,952	15	$45,066	$42,711	6
International direct	6,973	6,767	3	13,198	15,198	(13)
International licensees	3,899	3,588	9	8,273	7,918	4
National account practices	8,394	6,108	37	17,248	12,280	40
Self-funded marketing	1,317	1,395	(6)	2,795	2,888	(3)
Other	1,765	1,620	9	3,344	3,496	(4)
	$46,506	$40,430	15	$89,924	$84,491	6

Quarter Ended March 1, 2014 Compared with the Quarter Ended March 2, 2013

Sales

We offer a variety of training courses, consulting services, and training-related products that are focused on solving organizational problems which require a change in human behavior.  Our training and consulting solutions are provided both domestically and internationally through our sales force, client facilitators, international licensees, and the internet on various web-based delivery platforms.  The following sales analysis for the quarter ended March 1, 2014 is based on activity through our primary delivery channels as shown above.

U.S./Canada Direct – This channel includes our four regional sales offices that serve our clients in the United States and Canada and our government services group.  Compared with the second quarter of fiscal 2013, sales increased at each of our regional sales offices and were essentially flat for our government services group.  The increase over the prior year at our regional sales offices was primarily due to the pre-launch of the re-created The 7 Habits Signature Program in February 2014 and increased Execution practice sales.  Our pipeline of booked days and awarded revenue continues to be strong, and our outlook for the remainder of fiscal 2014 is encouraging for this channel.

International Direct – Our directly owned international offices are located in Australia, Japan, the United Kingdom, and South Korea.  During the second quarter of fiscal 2014, sales increased at our offices in the United Kingdom and Australia primarily due to the pre-launch of The 7 Habits Signature Program, which was released in North America, Australia, and the United Kingdom during February 2014.  Our office in the United Kingdom had its strongest quarter ever (subsequent to the sales of its product division) and increased its sales $0.5 million compared with the prior year.  Our Australia office increased sales $0.2 million compared with the prior year.  During the quarter ended March 1, 2014, we opened a new direct office in South Korea, which had sales of $0.1 million during the quarter.  We expect sales to grow in South Korea in future periods as our direct office operation gains clients and experience in the marketplace.  Sales decreased $0.5 million at our office in Japan when compared with the prior year due to the impact of a weakening Yen against the United States Dollar.  When denominated in Japanese Yen, sales at our Japan office were flat when compared with the prior year.

International Licensees – In countries or foreign locations where we do not have a directly-owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  During the quarter ended March 1, 2014, certain of our foreign licensees, led by our Singapore/China licensee, had increased training sales compared with the same period of the prior year, which resulted in a nine percent increase in licensee royalty revenues compared with the same quarter of fiscal 2013.  We continue to invest significant resources into the development of our licensees’ business and believe that our efforts to support the licensees through additional program training, international branding, and the introduction of new products will have a favorable impact on licensee sales and we expect continued growth from our international licensee partners during fiscal 2014.

National Account Practices – Our national account practices offer and sell content solutions that are not typically offered in our U.S/Canada Direct offices.  These offerings include, in the Education practice, The Leader In Me program designed for students primarily in K-6 elementary schools; Helping Clients Succeed from our Sales Performance practice; and Winning Customer Loyalty from our Customer Loyalty practice.  During the quarter ended March 1, 2014 sales increased in all three of our national account practices, which included a $1.5 million increase from our Sales Performance practice, a $0.4 million increase from our Customer Loyalty practice, and a $0.4 million increase from our Education practice.  Our Sales Performance practice revenues were favorably impacted by the fiscal 2013 acquisition of NinetyFive 5.  As a result of this acquisition, we anticipate increased sales compared with corresponding periods of the prior year through at least the first three quarters of fiscal 2014.  Our Customer Loyalty practice revenues increased on the strength of increased demand and new contracts for these services.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to a 12 percent increase in Education Practice revenues compared with the prior year.  We have made substantial investments in new sales personnel for our Education practice and expect that our sales will continue to increase compared with prior periods throughout fiscal 2014.  The majority of sales growth from our Education practice is expected to occur during our fourth fiscal quarter.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  Our self-funded marketing sales decreased $0.1 million compared with the prior year due to decreased book royalties.  We did not release any significant new publications during the quarter ended March 1, 2014.  However, we expect to release new publications in future periods and we believe that these new publications will continue to show strong performance in the marketplace.

Other – Our other sales are comprised primarily of leasing and shipping and handling revenues.  The increase in other sales was primarily due to increased shipping and handling revenues associated with increased sales during the second quarter of fiscal 2014.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended March 1, 2014, our consolidated gross profit increased to $31.4 million compared with $27.3 million in the same quarter of fiscal 2013.  The increase in gross profit was attributable to increased sales in the second quarter of fiscal 2014 compared with the prior year, as our gross margin for the quarter ended March 1, 2014 remained consistent with the prior year at 67.5 percent of sales.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses for the second quarter of fiscal 2014 increased $3.0 million compared with the same quarter of the prior year.  The increase in SG&A expenses over the prior year was primarily due to 1) a $1.7 million increase primarily related to the addition of new sales-related personnel, increased commissions from higher sales, marketing, and other advertising and promotional costs primarily related to our 68-city tour to pre-launch The 7 Habits Signature Program; 2) a $1.0 million increase in Sales Performance practice SG&A expenses primarily resulting from the fiscal 2013 acquisition of NinetyFive 5; and 3) $0.3 million of foreign exchange losses primarily from transactions denominated in Canadian Dollars.  We continue to invest in new sales and sales-related personnel, and have hired 23 new client partners since the beginning of fiscal 2014.  These new client partners are expected to ramp up throughout fiscal 2014 and provide incremental sales growth later in the fiscal year.  The impact of these increased expenses was partially offset by a $0.1 million reduction in the fair value of estimated contingent earnout payments from the fiscal 2013 acquisition of NinetyFive 5, LLC and by $0.3 million of decreased short-term incentive plan bonus expense as certain year-to-date financial targets were not met as of March 1, 2014.  The year-to-date financial targets were not met due to financial performance during the first quarter of fiscal 2014.

Depreciation – Depreciation expense increased by $0.1 million compared with the second quarter of fiscal 2013 primarily due to the addition of fixed assets, which consisted primarily of computer hardware and software, during the first quarter of fiscal 2014.  Based on property and equipment acquisitions that have occurred during early fiscal 2014, and expected capital asset activity during the remainder of fiscal 2014, we expect our depreciation expense will total approximately $3.3 million in fiscal 2014.

Amortization – Our consolidated amortization expense increased $0.4 million compared with the prior year due to the acquisition of NinetyFive 5 during the third quarter of fiscal 2013.  We currently expect our amortization expense from definite-lived intangible assets will total $3.9 million in fiscal 2014.

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

Income Taxes

Our effective tax rate for the quarter ended March 1, 2014 was consistent with the second quarter of the prior year at approximately 40 percent.  As with the fiscal 2013 income tax provision, our effective tax rate for fiscal 2014 will be lower than statutory combined rates if we decide that it would be beneficial to amend certain prior years’ tax returns to claim the benefit of foreign tax credits instead of deductions.  However, we do not anticipate that we will have the information necessary to determine whether it would be more beneficial to amend these returns or to determine the fiscal 2014 benefit from our foreign tax credits until the fourth quarter.  Accordingly, we anticipate that our effective income tax rate during the first three quarters of fiscal 2014 will continue to approximate 40 percent.

We paid $2.7 million in cash for income taxes during the two quarters ended March 1, 2014, primarily for payment on our income tax liabilities at August 31, 2013.  We anticipate that our total cash paid for income taxes will be less than our income tax provision in fiscal 2014 and future years if and as we utilize foreign tax credit carryforwards and other deferred income tax assets.  After utilization of our foreign tax credit carryforwards, which we currently expect to be fully used by the end of fiscal 2016, we anticipate that our cash paid for income taxes will increase and approximate our income tax provision.

Two Quarters Ended March 1, 2014 Compared with the Two Quarters Ended March 2, 2013

Sales

Our consolidated sales for the two quarters ended March 1, 2014 increased $5.4 million, or six percent, compared with the first two quarters of fiscal 2013.  The following sales analysis for the two quarters ended March 1, 2014 is based on activity through our primary delivery channels as described above.

U.S./Canada Direct – Excluding the government services group, sales increased by 10 percent at our regional sales offices compared with the prior year.  Sales increases at our regional offices were favorably impacted by the pre-launch of our re-created The 7 Habits Signature Program, which was initially released in February 2014.  Sales through this channel were also favorably affected by a 13 percent increase in Execution practice sales when compared with the prior year.  Our government services sales during the first half of fiscal 2014 were adversely affected by the government shutdown during our first fiscal quarter and related uncertainties surrounding government operations, and decreased by $1.3 million compared with the prior year.  We believe that the government shutdown in our first quarter 1) slowed our ability to obtain task orders for awarded training on a large governmental contract that was renewed in September and shifted contracted training programs into the second and third quarters of fiscal 2014; 2) significantly reduced the amount of training delivered on other governmental services contracts; and 3) postponed training programs at some of our other clients that are government contractors.  We recovered some of the postponed government services sales on the renewed contract during the second quarter of fiscal 2014, and believe that the recovery of other postponed governmental sales will occur during our third quarter of fiscal 2014.  In addition, we hope to obtain an extended renewal in April of the large government contract for the remainder of fiscal 2014 and beyond.  We will continue our efforts to win additional renewals of this contract in the future, but we cannot guarantee a successful outcome, as many of the aspects of renewal are outside of our control.

International Direct – During the first half of fiscal 2014, increased sales from our offices in the United Kingdom, South Korea, and Australia were offset by a $2.4 million decrease at our office in Japan.  Improved sales in the United Kingdom and Australia were primarily due to the February 2014 pre-launch of The 7 Habits Signature Program, as previously described.  We also opened a new direct office in South Korea during the quarter ended March 1, 2014, which contributed $0.1 million of incremental sales to this channel compared with the prior year.  Of the $2.0 million net decline in our international direct office sales, $1.7 million was attributable to unfavorable foreign exchange rates, especially in Japan.  The impact of a weakening Yen against the United States Dollar resulted in a $1.5 million decrease in translated sales when compared with the prior year.  However, both training and publishing sales declined at our Japanese office during the first half of fiscal 2014, primarily due to reduced demand for these services and products in the first quarter.  We anticipate that the weakening Yen may continue to have an adverse impact during fiscal 2014 until the translation rate approximates the prior year rate.

International Licensees – During the two quarters ended March 1, 2014, certain of our foreign licensees, led by strong growth from our Singapore/China licensee, had increased sales compared with the same period of fiscal 2013, which resulted in a four percent increase in licensee royalty revenues compared with the first half of fiscal 2013.

National Account Practices – For the two quarters ended March 1, 2014 sales increased at all three of our national account practices, which included a $3.1 million increase from our Sales Performance practice, a $1.2 million increase in our Education practice, and a $0.7 million increase from our Customer Loyalty practice.  Our Sales Performance practice revenues increased primarily due to the fiscal 2013 acquisition of NinetyFive 5, LLC.  As a result of this acquisition, we anticipate increased sales compared with corresponding periods of the prior year through at least the first three quarters of fiscal 2014.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to a 17 percent increase in Education Practice revenues compared with the prior year.  We expect the majority of Education practice sales and growth to occur in our fourth fiscal quarter.  Our Customer Loyalty practice revenues increased compared with the prior year on the strength of increased demand and new contracts for these services.

Self-Funded Marketing – Our self-funded marketing sales decreased $0.1 million compared with the prior year due to decreased book royalties as we did not release any significant new publications during the first half of fiscal 2014.

Other – The decrease in other sales was primarily due to decreased leasing revenues on our corporate campus resulting from the expiration of a significant lease contract during August 2013.  During November 2013, we obtained a new lease contract for vacant space with an unrelated tenant.  As a result, our leasing revenues during the second quarter of fiscal 2014 were slightly more than the same quarter of the prior year, and we expect our leasing revenues to increase compared with amounts recorded during our first quarter of fiscal 2014.  At March 1, 2014 our corporate campus was essentially fully leased.

Gross Profit

For the two quarters ended March 1, 2014, our consolidated gross profit increased to $61.4 million compared with $56.8 million in the first half of fiscal 2013.  The increase in gross profit was attributable to both increased sales and improved gross margin on sales during the first two quarters of fiscal 2014.  Our gross margin for the two quarters ended March 1, 2014 increased to 68.3 percent compared with 67.3 percent in the first two quarters of the fiscal 2013.  The improvement in our gross margin during fiscal 2014 was primarily due to the renewal of a large government contract that occurred during the first quarter of fiscal 2014.  This large government contract includes a $1.4 million intellectual property license revenue component, which has a higher gross margin than the majority of our other services or revenue categories.

Operating Expenses

Selling, General and Administrative – Our SG&A expenses for the first two quarters of fiscal 2014 increased $4.8 million compared with the same period of the prior year.  The increase in SG&A expenses over the prior year was primarily due to 1) a $2.0 million increase in Sales Performance practice expenses resulting primarily from the acquisition of NinetyFive 5 in the third quarter of fiscal 2013; 2) a $2.0 million increase primarily related to the addition of new sales-related personnel, increased commissions on higher sales, marketing, and other advertising and promotional costs related to strategic sales initiatives; 3) a $0.8 million increase in non-cash share-based compensation expense primarily due to an equity award granted in the fourth quarter of fiscal 2013; and 4) a $0.4 million increase in software contract costs and for professional services.  We continue to invest in new sales and sales-related personnel, and have hired 23 new client partners since the beginning of fiscal 2014.  These new client partners are expected to ramp up during fiscal 2014 and provide incremental sales growth later in the fiscal year.  The impact of these increased expenses was partially offset by a $0.6 million reduction in the fair value of estimated contingent earnout payments from the fiscal 2013 acquisition of NinetyFive 5, LLC and by $0.5 million of decreased short-term incentive plan bonus expense as certain year-to-date financial targets were not met as of March 1, 2014.  The year-to-date financial targets were not met due to financial performance during the first quarter of fiscal 2014.

Depreciation – Depreciation expense for the first half of fiscal 2014 increased $0.2 million compared with the same period of fiscal 2013 due to the addition of fixed assets, which consisted primarily of computer hardware and software, during the first quarter of fiscal 2014.

Amortization – Our consolidated amortization expense increased by $0.7 million compared with the prior year due to the acquisition of NinetyFive 5 during the third quarter of fiscal 2013.

Income Taxes

Our effective tax rate for the two quarters ended March 1, 2014 was approximately 41 percent compared with approximately 39 percent in the first half of fiscal 2013.  Our effective tax rate in the first half of the prior year was reduced due to the recognition of certain tax benefits following the completion of a routine Internal Revenue Service audit during the first quarter of fiscal 2013.  These income tax benefits did not repeat during fiscal 2014.  For further information regarding our income tax provision, please refer to the discussion on income taxes found in the comparison of financial results for the quarter ended March 1, 2014 compared with the quarter ended March 2, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 1, 2014 was $7.2 million, with no borrowings on our line of credit, compared with $12.3 million of cash at August 31, 2013.  Our net working capital (current assets less current liabilities) remained strong, and totaled $37.4 million at March 1, 2014 compared with $38.2 million at August 31, 2013.  Of our $7.2 million in cash at March 1, 2014, $3.6 million was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and proceeds from our available $10.0 million revolving line of credit.  Our primary uses of liquidity include payments for operating activities, capital expenditures, working capital expansion, business acquisitions, and repayment of our financing obligation.

We may use our line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the line of credit agreement.  The line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.  Our existing line of credit agreement expires in March 2016.  In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including (i) a funded debt to EBITDAR ratio requirement of less than 3.00 to 1.00; (ii) a fixed charge coverage ratio requirement in excess of 1.5 to 1.0; and (iii) an $8.0 million limitation on capital expenditures, excluding capitalized curriculum development.  At March 1, 2014, we believe that we were in compliance with the terms and financial covenants applicable to our line of credit facility.

In addition to our $10.0 million revolving line of credit facility, we have a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the first two quarters of fiscal 2014.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in products sold, and to fund working capital needs.  Our cash provided by operating activities totaled $8.3 million for the two quarters ended March 1, 2014 compared with $10.2 million provided in the same period of fiscal 2013.

The decrease in cash flows from operating activities was primarily attributable to decreased net income, increased payments for seasonally high accrued bonuses and commissions (reduction of accrued liabilities) on our record fourth quarter fiscal 2013 sales, increased inventories, increased cash payments for income taxes, and slower-than-expected collections of accounts receivable.  Our accounts receivable collections were adversely impacted during the first half of fiscal 2014 by slower-than-anticipated collections from governmental sales, including Education practice sales, licensees, and longer payment terms on a small number of services contracts.  The longer payment terms granted to certain clients were within our normal credit policy.  We anticipate the collection of our outstanding receivables will improve in the third and fourth quarters of fiscal 2014 and that our cash flows from operating activities will be favorably affected by these collections.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the first two quarters of fiscal 2014 totaled $9.7 million.  Our primary uses of cash for investing activities included the development of capitalized curriculum, payments to the former owners of NinetyFive 5 as part of the initial acquisition price, and the purchase of property and equipment in the normal course of business.

During the two quarters ended March 1, 2014, we spent $5.7 million on capitalized curriculum, primarily for the re-creation of The 7 Habits of Highly Effective People Signature Program, which is our best-selling solution and is sold throughout the world.  The re-created program was pre-launched in late February 2014 and has been well received by our clients and potential customers.  We currently anticipate that our expenditures for capitalized curriculum will increase over previous expectations, and will total $8.0 million in fiscal 2014.

During the third quarter of fiscal 2013 we completed the acquisition of NinetyFive 5, an entity that provides sales success training services.  The consideration for the acquisition consists of an initial $4.2 million payable in four installments through December 2013, and additional potential earnout payments up to a maximum of $8.5 million based on cumulative EBITDA as set forth in the purchase agreement.  During December 2013, we paid the final installment to the former owners of NinetyFive 5 and have made cash payments totaling $2.3 million for this acquisition during fiscal 2014.  We also have a contingent payment liability to the former owners of NinetyFive 5 that is required to be recorded at fair value.  At March 1, 2014 the fair value of this liability was $3.5 million, which was recorded as a component of other long-term liabilities on our consolidated balance sheet.  Currently it is uncertain as to whether, or when, the various targets under the arrangement will be met; therefore, this potential liability will continue to be remeasured to fair value at the end of each reporting period.

Our purchases of property and equipment, which totaled $1.7 million, consisted primarily of computer hardware, computer software, and leasehold improvements.  We currently anticipate that our purchases of property and equipment will total $3.0 million in fiscal 2014.

We are required to pay the former owners of CoveyLink Worldwide, LLC (CoveyLink) contingent earnout payments based on incremental EBITDA growth for five years following the acquisition date.  Subsequent to March 1, 2014 we paid the final contingent earnout payment, which was preliminarily determined to be $3.5 million.  We believe the final contingent payment amount will not be significantly different from the amount initially paid in March 2014.

Cash Flows From Financing Activities

Through March 1, 2014 we used $3.6 million of cash for financing activities.  Our uses of cash for financing activities primarily consisted of $3.4 million used to repurchase shares of common stock

(for shares withheld for minimum statutory taxes on share-based compensation awards), and $0.6 million used for principal payments on our long-term financing obligation.  Partially offsetting these uses of cash was $0.3 million of cash received from participants in our employee stock purchase plan.

During fiscal 2012 we announced the approval of a plan to repurchase up to $10.0 million of our common stock.  We intend to use cash in excess of $10.0 million, provided we have no balance outstanding on our line of credit, for the purchases.  Through March 1, 2014, we have purchased a total of 73,320 shares of our common stock for $0.8 million.  We anticipate that the purchases of our common stock under this approved plan will increase the use of cash for financing activities in future periods.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Our required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) minimum operating lease payments primarily for domestic regional and foreign office space; 3) payments to HP Enterprise Services for outsourcing services related to information systems, warehousing, and distribution services; 4) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; and 5) remaining potential payments associated with the acquisition of NinetyFive 5.  There have been no significant changes to our expected required contractual obligations from those disclosed at August 31, 2013.

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

We have also granted share-based compensation awards that have share-price, or market-based, vesting conditions.  As a result, we used “Monte Carlo” simulation models to determine the fair value and expected service period of these awards.  The Monte Carlo pricing models required the input of subjective assumptions, including items such as the expected term of the options.  If factors change, and we use different assumptions for estimating share-based compensation expense related to future awards, our share-based compensation expense may differ materially from that recorded in the current period.

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at March 1, 2014 would reduce our reported income from operations by approximately $0.1 million.

Related Party Receivable

At March 1, 2014, we had receivables from FC Organizational Products, an entity in which we own 19.5 percent, for reimbursement of certain operating costs and for working capital and other advances, even though we are not obligated to provide advances to, or fund the losses of FCOP.  We make use of estimates to account for these receivables, including estimates of the collectability of amounts receivable from FCOP in future periods and, based upon revisions to the timing of estimated collections in fiscal 2012, we were required to reclassify a portion of the receivable from current to long-term.  In accordance with applicable accounting guidance, we were required to discount the long-term portion of the receivable to its net present value using an estimated effective borrowing rate for FCOP.

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

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are reduced to their fair market value through the use of inventory valuation reserves, which are recorded during the normal course of business.  Our inventory valuation calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory valuation methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have an adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory valuation reserves at March 1, 2014 would decrease our reported income from operations by $0.1 million.

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

The acquisition of NinetyFive 5 in fiscal 2013 requires us to reassess the fair value of the contingent earnout payments each reporting period.  Although subsequent changes to the contingent consideration liability do not affect the goodwill generated from the acquisition transaction, the valuation of expected contingent consideration requires us to estimate future sales and profitability.  These estimates require the use of numerous assumptions, many of which may change frequently and lead to increased or decreased operating income in future periods.  For instance, we recorded a $0.6 million reduction to the fair value of the expected contingent earnout payment during the two quarters ended March 1, 2014 which resulted in a corresponding reduction of selling, general, administrative expenses during the first two quarters of fiscal 2014.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales levels and financial results, future training and consulting sales activity, the recovery of postponed government services sales, anticipated expenses, future gross margins, the effects of the acquisition of NinetyFive 5, the expected amount of the final contingent payment relating to CoveyLink, the release of new services or products, the adequacy of existing capital resources, our ability to extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuations, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in cash flows from operating activities, expected improvements in our working capital, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of amounts receivable from FC Organizational Products

LLC and others, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2013, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.  We did not utilize any foreign currency or interest rate derivative instruments during the quarter or two quarters ended March 1, 2014.

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

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended March 1, 2014:
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
December 1, 2013 to January 4, 2014	-		$-	-	$9,225

January 5, 2014 to February 1, 2014	-		-	-	9,225

February 2, 2014 to March 1, 2014	-		-	-	9,225	(1)

Total Common Shares	-	(2)	$-	-

(1)
On March 26, 2012, our Board of Directors approved a plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  We intend to use available cash in excess of $10.0 million, provided we have no balance outstanding on our line of credit, to make the purchases.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  Following the approval of this common stock repurchase plan, we have purchased a total of 73,320 shares of our common stock for $0.8 million through March 1, 2014.

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

(2)
Amount excludes 8,173 shares of our common stock that were withheld for minimum statutory taxes on share-based compensation awards issued to employees during the quarter ended March 1, 2014.  The withheld shares were valued at the market price on the date that the shares were distributed to participants and were acquired at weighted average price of $18.24 per share.

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

FRANKLIN COVEY CO.

Date:	April 10, 2014	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	April 10, 2014	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)