Form 10-Q
period 2014-07-09
FRANKLIN COVEY CO
filed 2014-07-10
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

16,858,310 shares of Common Stock as of June 30, 2014

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	May 31,	August 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,337	$12,291
Accounts receivable, less allowance for doubtful accounts of $707 and $982	45,145	52,684
Receivable from related party	581	3,305
Inventories	5,347	4,321
Income taxes receivable	3,183	-
Deferred income tax assets	4,670	4,685
Prepaid expenses and other current assets	4,766	3,822
Total current assets	69,029	81,108

Property and equipment, net	17,039	17,180
Intangible assets, net	58,564	60,654
Goodwill	19,641	16,135
Long-term receivable from related party	5,055	4,453
Other long-term assets	14,234	9,875
	$183,562	$189,405

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$1,257	$1,139
Line of credit	2,527	-
Accounts payable	6,980	9,294
Income taxes payable	-	1,365
Accrued liabilities	20,817	31,140
Total current liabilities	31,581	42,938

Financing obligation, less current portion	26,420	27,376
Other liabilities	4,695	6,106
Deferred income tax liabilities	8,725	6,479
Total liabilities	71,421	82,899

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	205,888	210,227
Retained earnings	46,041	40,429
Accumulated other comprehensive income	1,647	1,686
Treasury stock at cost, 10,370 shares and 10,759 shares	(142,788)	(147,189)
Total shareholders’ equity	112,141	106,506
	$183,562	$189,405

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per-share amounts)

	Quarter Ended		Three Quarters Ended
	May 31,	June 1,	May 31,	June 1,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net sales:
Training and consulting services	$44,381	$42,378	$129,399	$121,185
Products	1,694	1,428	4,767	4,995
Leasing	1,056	1,053	2,889	3,170
	47,131	44,859	137,055	129,350
Cost of sales:
Training and consulting services	15,811	14,281	42,260	39,809
Products	982	665	2,065	1,836
Leasing	454	478	1,405	1,428
	17,247	15,424	45,730	43,073
Gross profit	29,884	29,435	91,325	86,277

Selling, general, and administrative	25,017	23,661	75,475	69,295
Depreciation	866	752	2,466	2,175
Amortization	983	960	2,961	2,201
Income from operations	3,018	4,062	10,423	12,606

Interest income	74	158	325	446
Interest expense	(557)	(578)	(1,676)	(1,766)
Discount on related party receivable	(141)	(135)	(424)	(418)
Other income, net	-	20	-	20
Income before income taxes	2,394	3,527	8,648	10,888
Provision for income taxes	(472)	(1,416)	(3,036)	(4,289)
Net income	$1,922	$2,111	$5,612	$6,599

Net income per share:
Basic	$0.11	$0.13	$0.34	$0.37
Diluted	0.11	0.13	0.33	0.36

Weighted average number of common shares:
Basic	16,754	16,330	16,678	17,680
Diluted	16,934	16,421	16,906	18,469

COMPREHENSIVE INCOME
Net income	$1,922	$2,111	$5,612	$6,599
Foreign currency translation adjustments,
net of tax	13	(358)	(39)	(1,297)
Comprehensive income	$1,935	$1,753	$5,573	$5,302

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Quarters Ended
	May 31,	June 1,
	2014	2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,612	$6,599
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	5,417	4,381
Share-based compensation expense	2,860	1,933
Amortization of capitalized curriculum costs	1,930	1,447
Deferred income taxes	2,265	199
Reduction of estimated earn out liability	(936)	-
Other income	-	(20)
Changes in assets and liabilities:
Decrease in accounts receivable, net	7,088	447
Increase in inventories	(1,023)	(130)
Decrease (increase) in receivable from related party	2,122	(2)
Increase in prepaid expenses and other assets	(781)	(927)
Decrease in accounts payable and accrued liabilities	(10,244)	(5,387)
Decrease in income taxes payable	(4,551)	(108)
Decrease (increase) in other long-term liabilities	(463)	480
Net cash provided by operating activities	9,296	8,912

CASH FLOWS FROM INVESTING ACTIVITIES
Curriculum development costs	(6,403)	(1,620)
Purchases of property and equipment	(2,333)	(1,830)
Payment of contingent business acquisition costs	(3,456)	(2,235)
Acquisition of businesses	(2,711)	(1,125)
Net cash used for investing activities	(14,903)	(6,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	26,706	-
Payments on line of credit borrowings	(24,179)	-
Principal payments on notes payable financing	-	(1,875)
Principal payments on financing obligation	(848)	(786)
Purchases of common stock for treasury	(3,363)	(1,445)
Proceeds from sales of common stock held in treasury	433	335
Payments for exercises of common stock warrants	-	(55)
Net cash used for financing activities	(1,251)	(3,826)
Effect of foreign currency exchange rates on cash and cash equivalents	(96)	(384)
Net decrease in cash and cash equivalents	(6,954)	(2,108)
Cash and cash equivalents at the beginning of the period	12,291	11,011
Cash and cash equivalents at the end of the period	$5,337	$8,903

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,769	$2,719
Cash paid for interest	1,677	1,753

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$76	$183
Acquisition of business financed by accrued liabilities	-	3,075
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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that end on November 30, 2013, March 1, 2014, and May 31, 2014 during fiscal 2014.  Under the modified 52/53-week fiscal year, the three quarters ended May 31, 2014 had one less business day than the three quarters ended June 1, 2013.  Unless otherwise noted, references to fiscal years apply to the 12 months ended on August 31 of the specified year.

The results of operations for the quarter ended May 31, 2014 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2014, or for any future periods.

At May 31, 2014, the carrying value of our financial instruments approximated their fair values.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands).

	May 31,	August 31,
	2014	2013
Finished goods	$5,313	$4,253
Raw materials	34	68
	$5,347	$4,321

NOTE 3 – COVEYLINK ACQUISITION EARN OUT PAYMENT

During March 2014 we paid $3.5 million to the former owners of CoveyLink Worldwide, LLC (CoveyLink) for the final contingent earn out payment.  The annual contingent earn out payments were based on earnings growth over the specified measurement period and were classified as goodwill on our consolidated balance sheets when paid.  The former owners of CoveyLink include the brother of one of our Named Executive Officers.  For a reconciliation of our consolidated goodwill from August 31, 2013 through May 31, 2014 refer to the table included in Note 5 – Acquisition of Red Tree, Inc.

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

	Quarter Ended		Three Quarters Ended
	May 31,	June 1,	May 31,	June 1,
	2014	2013	2014	2013
Performance awards	$318	$360	$2,326	$1,061
Unvested share awards	75	100	258	284
Employee stock purchase plan	32	28	85	69
Management stock loan shares	-	-	-	497
Fully-vested share awards	191	-	191	22
	$616	$488	$2,860	$1,933

During the quarter and three quarters ended May 31, 2014, we issued approximately 9,000 shares and 563,000 shares of our common stock to employees and members of our board of directors from our various share-based compensation plans.  The following is a description of recent developments in our share-based compensation plans.

Performance Awards

During the first quarter of fiscal 2014, the Organization and Compensation Committee of the Board of Directors (the Compensation Committee) granted new performance-based equity awards for our executive officers.  A total of 89,418 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) and increased sales of courses related to The 7 Habits of Highly Effective People (the 7 Habits).  Three tranches of 20,864 shares will immediately vest to the participants when consolidated trailing four-quarter Adjusted EBITDA totals $37.0 million, $43.0 million, and $49.0 million.  Another three tranches of 8,942 shares will immediately vest when trailing four-quarter sales of courses related to the 7 Habits increase $5.0 million, $10.0 million, and $12.5 million over the previous trailing four quarters.  These performance awards have a maximum life of six years.  Compensation expense is recognized as we determine it is probable that the shares will vest.  Adjustments to compensation expense to reflect the timing of and the number of shares expected to be awarded will be made on a cumulative basis at the date of the adjustment.

On November 22, 2013, the Compensation Committee granted two of our employees performance-based awards for a total of 8,352 shares.  These awards have the same vesting conditions as the fiscal 2013 common stock price performance award.  For the participants to receive this award, the closing price of our common stock must average $22.00 per share over five days, which represents a market vesting condition.  If the price of our common stock reaches this price within three years of the grant date, 100 percent of the award shares will vest.  If the price of our common stock averages $22.00 per share between three and five years from the grant date, 50 percent of the shares will vest.  No shares will vest after five years from the grant date.  This grant was valued using a Monte Carlo simulation similar to previous tranches granted with these terms.  Based on the valuation, this grant had a fair value of approximately $155,000 with a derived service period of 0.2 years and was fully amortized at March 1, 2014.  Subsequent to May 31, 2014 our closing share price averaged $22.00 per share over five consecutive days and this award, plus the other shares granted in the fiscal 2013 common stock price award, vested to participants.

On April 16, 2014, the Compensation Committee granted a performance-based award to one of our employees.  This award was based on the fiscal 2012 and fiscal 2013 common stock price award criteria and included 9,557 shares of common stock with a vesting price of $18.05 per share (2012 common stock price award vesting price) and 3,920 shares with a vesting price of $22.00 per share with the same terms as shares granted in November 2013 as described above.  Based on these award elements, 9,557 shares were fully vested on the grant date and 3,920 shares had a market vesting condition that required a valuation similar to other similar award tranches.  Based on our closing share price at the grant date, the fair value of the fully vested portion of the award was approximately $191,000 and was immediately expensed.  Based on a Monte Carlo simulation consistent with other tranches of the Ring the Bell award, the remaining 3,920 shares had an estimated fair value of approximately $74,000 with a derived service period of 0.2 years.  This award was fully amortized at May 31, 2014.  Subsequent to May 31, 2014 our closing share price averaged $22.00 per share for five consecutive days and this award vested.

Compensation expense recognized during the quarter and three quarters ended May 31, 2014 for performance awards includes expense related to awards granted in previous periods for which the performance targets are probable of being achieved.

Unvested Share Awards

Our annual unvested share award granted to non-employee members of our Board of Directors is administered under the terms of the Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  The annual unvested award is generally granted in January (following the annual shareholders’ meeting) of each year.  For the fiscal 2014 award, each eligible director received a whole-share grant equal to $50,000 with a one-year vesting period, which resulted in a total of 14,616 shares granted to members of the Board of Directors under this program.  The fiscal 2013 grant of 30,672 shares vested in January 2014 and was awarded to members of our Board of Directors.  At May 31, 2014, there was approximately $175,000 of unrecognized compensation expense associated with the fiscal 2014 Board of Director unvested share award.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter and three quarters ended May 31, 2014, we issued 8,599 shares and 26,993 shares, respectively, to participants in the ESPP.

Stock Options

Our stock option activity during the three quarters ended May 31, 2014 consisted of the following:

		Weighted
		Avg. Exercise
	Number of	Price Per
	Stock Options	Share
Outstanding at August 31, 2013	675,000	$11.25
Granted	-	-
Exercised	(43,750)	9.00
Forfeited	-	-

Outstanding at May 31, 2014	631,250	$11.41

Options vested and exercisable at
May 31, 2014	631,250	$11.41

The stock options exercised during fiscal 2014 were exercised on a net share basis during our first fiscal quarter and had an aggregate intrinsic value of $0.5 million.

NOTE 5 – ACQUISITION OF RED TREE, INC.

On April 10, 2014, we acquired the assets of Red Tree, Inc. (Red Tree), a company that provides training, consulting, and coaching designed to help organizations effectively manage and engage the “Millennial Generation” in their workforces.  We determined that this acquisition met the definition of an acquisition of a business under the applicable accounting guidance.  The purchase price totaled $0.5 million in cash, which was paid at the closing of the purchase agreement.  During the calendar year ended December 31, 2013, Red Tree had revenues of $1.3 million (unaudited) and a net loss of $0.1 million (unaudited).  The acquisition of Red Tree had an immaterial impact on our consolidated financial statements during the quarter ended May 31, 2014 and was determined to be “not significant” as defined by Regulation S-X.

The following table summarizes the preliminary estimated fair values of the assets acquired from Red Tree (in thousands):

Inventory	$7
Intangible assets	405
Goodwill	50
Cash paid	$462

Through the acquisition of Red Tree, we acquired customer lists and content that we believe will be synergistic with our existing offerings.  Based on the preliminary purchase allocation, acquired intangible assets consisted of the following (in thousands):

Category of		Estimated Useful
Intangible Asset	Amount	Life

Tradename	$31	5 years
Customer relationships	142	5 years
Content	232	5 years
	$405

The former owners of Red Tree are related to one of our Named Executive Officers and are currently employed by us.

The final purchase price allocation is subject to further analysis of various items, including the fair value calculations related to identified intangible assets.  To date, our acquisition costs have been insignificant and are included with our selling, general, and administrative expenses in this report.  The goodwill generated from this transaction is primarily attributable to the methodologies and processes acquired, and the goodwill is expected to be deductible for income tax purposes.  A reconciliation of our consolidated goodwill from August 31, 2013 through May 31, 2014 is as follows (in thousands):

Goodwill Amount
Balance at August 31, 2013	$16,135
Acquisition of Red Tree	50
Final CoveyLink earn out payment	3,456
Impairments	-
Balance at May 31, 2014	$19,641

NOTE 6 – INCOME TAXES

Our effective income tax rate for the quarter ended May 31, 2014 was approximately 20 percent, and our effective rate for the three quarters ended May 31, 2014 was approximately 35 percent.  The decrease in our effective rate for the quarter ended May 31, 2014 was primarily due to the recognition of income tax benefits resulting from the resolution of uncertain tax positions as the applicable statute of limitations expired during the quarter.  Our income tax rate for fiscal 2014 may be further reduced if we decide that it will be beneficial to amend certain prior years’ tax returns to claim the benefit of foreign tax credits instead of taking the applicable tax deductions.  However, we will not have the information necessary to determine whether it would be more beneficial to amend these returns or to determine the fiscal 2014 benefit from our foreign tax credits until the fourth quarter.

We paid $5.8 million in cash for income taxes during the three quarters ended May 31, 2014, primarily for payment on our income tax liabilities at August 31, 2013, and an unusually large estimated tax payment in a foreign jurisdiction resulting from a six-day change to their fiscal calendar in order to close their year on August 31.  We believe that we will recover any amounts paid in excess of our tax liability when we file our income tax return in that jurisdiction later in 2014.  Excluding this estimated tax payment in a foreign jurisdiction, we anticipate that our cash paid for income taxes during fiscal 2014 will be less than our income tax provision as we utilize foreign tax credit carryforwards and other deferred income tax assets.  In addition, the vesting and issuance of share-based compensation awards during fiscal 2014 should significantly reduce our cash paid for income taxes during the remainder of fiscal 2014 and in fiscal 2015.  After utilization of our existing foreign tax credit carryforwards (which do not consider the impact of any amended returns as discussed above), which we currently expect to be fully used by the end of fiscal 2016, we expect that our cash paid for income taxes will increase and approximate our income tax provision.

NOTE 7 – EARNINGS PER SHARE

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

	Quarter Ended		Three Quarters Ended
	May 31,	June 1,	May 31,	June 1,
	2014	2013	2014	2013
Numerator for basic and
diluted earnings per share:
Net income	$1,922	$2,111	$5,612	$6,599

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	16,754	16,330	16,678	17,680
Effect of dilutive securities:
Stock options and other
share-based awards	180	91	228	80
Common stock warrants	-	-	-	709
Diluted weighted average
shares outstanding	16,934	16,421	16,906	18,469

EPS Calculations:
Net income per share:
Basic	$0.11	$0.13	$0.34	$0.37
Diluted	0.11	0.13	0.33	0.36

At June 1, 2013, we had approximately 0.2 million stock options outstanding that were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of our common shares.  Although these shares were not included in our calculation of diluted EPS, these stock options, and other dilutive securities, including performance share-based compensation instruments, may have a dilutive effect on our EPS calculation in future periods if the price of our common stock increases.

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

The Company’s chief operating decision maker is the Chief Executive Officer, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts calculated by other companies.  For segment reporting purposes, our consolidated Adjusted EBITDA can be calculated as our income from operations excluding share-based compensation, depreciation expense, amortization expense, and certain other charges such as adjustments for changes in the fair value of contingent earn out liabilities from previous business acquisitions.

In the normal course of business, we may make structural and cost allocation revisions to our enterprise information to reflect new reporting responsibilities within the organization.  There were no significant organizational or structural changes during the quarter or three quarters ended May 31, 2014 that would affect the comparability of the enterprise information presented.  We account for our enterprise information on the same basis as the accompanying condensed consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)

Quarter Ended	Sales to External		Adjusted
May 31, 2014	Customers	Gross Profit	EBITDA	Depreciation	Amortization

U.S./Canada	$36,318	$21,924	$1,950	$446	$943
International	9,757	7,357	4,015	88	40
Total	46,075	29,281	5,965	534	983
Corporate and eliminations	1,056	603	(832)	332	-
Consolidated	$47,131	$29,884	$5,133	$866	$983

Quarter Ended
June 1, 2013

U.S./Canada	$35,198	$21,958	$3,651	$320	$957
International	8,608	6,901	3,801	79	3
Total	43,806	28,859	7,452	399	960
Corporate and eliminations	1,053	576	(1,190)	353	-
Consolidated	$44,859	$29,435	$6,262	$752	$960

Three Quarters Ended
May 31, 2014

U.S./Canada	$103,522	$65,562	$7,434	$1,227	$2,917
International	30,644	24,279	13,509	246	44
Total	134,166	89,841	20,943	1,473	2,961
Corporate and eliminations	2,889	1,484	(3,169)	993	-
Consolidated	$137,055	$91,325	$17,774	$2,466	$2,961

Three Quarters Ended
June 1, 2013

U.S./Canada	$94,803	$59,367	$8,135	$886	$2,193
International	31,377	25,166	14,155	244	8
Total	126,180	84,533	22,290	1,130	2,201
Corporate and eliminations	3,170	1,744	(3,375)	1,045	-
Consolidated	$129,350	$86,277	$18,915	$2,175	$2,201

A reconciliation of our consolidated Adjusted EBITDA to consolidated income before income taxes is provided below (in thousands).

	Quarter Ended		Three Quarters Ended
	May 31,	June 1,	May 31,	June 1,
	2014	2013	2014	2013
Enterprise Adjusted EBITDA	$5,965	$7,452	$20,943	$22,290
Corporate expenses	(832)	(1,190)	(3,169)	(3,375)
Consolidated Adjusted EBITDA	5,133	6,262	17,774	18,915
Share-based compensation expense	(616)	(488)	(2,860)	(1,933)
Reduction of contingent earn out liability	350	-	936	-
Depreciation	(866)	(752)	(2,466)	(2,175)
Amortization	(983)	(960)	(2,961)	(2,201)
Income from operations	3,018	4,062	10,423	12,606
Interest income	74	158	325	446
Interest expense	(557)	(578)	(1,676)	(1,766)
Discount on related party receivable	(141)	(135)	(424)	(418)
Other income, net	-	20	-	20
Income before income taxes	$2,394	$3,527	$8,648	$10,888

We reassess the fair value of expected contingent consideration and the corresponding liability resulting from the fiscal 2013 acquisition of NinetyFive 5, LLC (Ninety Five 5) each period.  The reduction of the liability for the quarter and three quarters ended May 31, 2014 totaled $0.4 million and $0.9 million and is reflected in selling, general, and administrative expenses on our consolidated income statements.  However, the impact of these adjustments is not included in our consolidated Adjusted EBITDA calculations as shown above.

NOTE 9 – INVESTMENT IN FC ORGANIZATIONAL PRODUCTS

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

We are required to account for our investment in FCOP using the equity method of accounting.  However, we have not recorded our share of FCOP’s losses in the accompanying condensed consolidated income statements because we have impaired and written off investment balances in previous periods, as defined within the applicable accounting guidance, in excess of our share of FCOP’s losses through May 31, 2014.

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

At May 31, 2014 and August 31, 2013, we had $5.6 million and $7.8 million receivable from FCOP, which are classified as components of current and long-term assets in our condensed consolidated balance sheets based on expected payment dates.  The long-term receivable has been discounted using a rate of 15 percent.  During the first three quarters of fiscal 2014, we received $3.9 million in cash from FCOP for payment of receivables.

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

RESULTS OF OPERATIONS

Overview

The third quarter of our fiscal year includes the months of March, April, and May.  During the third quarter of fiscal 2014, which ended on May 31, 2014, we had the strongest fiscal third quarter sales ever for our current business.  Sales for the quarter ended May 31, 2014 increased $2.3 million, or 5 percent, to $47.1 million compared with $44.9 million in the third quarter of fiscal 2013.  Sales grew in nearly all of our major delivery channels, including our U.S./Canada direct geographic sales offices, national account practices, international direct offices, and international licensee partners.  Growth from these channels during the quarter was partially offset by decreased government services revenue.

Despite this broad-based growth, our overall revenue growth was somewhat less than expected for the quarter due to approximately $2.4 million of revenue that had been expected to be recognized in the quarter which shifted, and either has already been realized, or is expected to be realized during the fourth quarter of fiscal 2014.  The revenue which shifted into the fourth quarter falls into two primary categories:  First, a last-minute delay in signing two specific contracts totaling approximately $0.6 million, the largest of which was signed in June; and second, an encouraging, but earlier-than-expected, increase in the mix of new client prospects (compared to our existing client facilitators, a large portion of whom recertified and purchased during the second quarter) attending our launch events for the re-created The 7 Habits of Highly Effective People Signature Program (The 7 Habits Signature Program) during the third quarter compared to the second quarter.  While the strong response by potential new clients was very encouraging, new clients typically have a slightly longer average purchasing cycle than do our existing client facilitators.  We believe that the increased mix of new prospective clients resulted in the shift of approximately $1.8 million of revenue from the third quarter into the fourth quarter, resulting in an increase in the size of our prospective business pipeline at the end of the third quarter.

Increased sales resulted in increased gross profit, which grew $0.5 million, or 2 percent, to $29.9 million, compared with $29.4 million in the prior year.  Our income from operations for the quarter ended May 31, 2014 decreased to $3.0 million, compared with $4.1 million in the third quarter of fiscal 2013, reflecting the above-noted factors.  Our income before income taxes decreased $1.1 million to $2.4 million, compared with $3.5 million in the third quarter of fiscal 2013.  Net income for the third quarter of fiscal 2014 decreased by $0.2 million, and totaled $1.9 million, or $.11 per diluted share, compared with $2.1 million, or $.13 per diluted share, in the corresponding quarter of the prior year.

The primary factors that influenced our operating results for the quarter ended May 31, 2014 were as follows:

•
Sales – Our consolidated sales increased to $47.1 million compared with $44.9 million in the same quarter of fiscal 2013.  As previously mentioned, sales growth in nearly all of our major channels was partially offset by decreased government services revenues.  Despite being the strongest third fiscal quarter ever for our current business, our consolidated sales growth of 5 percent was somewhat less than our expectations primarily due to approximately $2.4 million of revenue that was expected to be recognized in the third quarter shifting to the fourth quarter of fiscal 2014.  Approximately $1.0 million of this shifted revenue was recognized in June 2014.  Refer to the discussion below in the comparison of the quarter ended May 31, 2014 to the quarter ended June 1, 2013 for further information and details regarding the sales performance of our various delivery channels.

•
Gross Profit – Our gross profit for the quarter increased to $29.9 million compared with $29.4 million in the prior year due to increased sales.  Our consolidated gross margin, which is gross profit as a percentage of sales, declined to 63.4 percent compared with 65.6 percent in the prior year.

•
Operating Expenses – Our operating expenses increased by $1.5 million compared with the same quarter of the prior year, which was due to a $1.4 million increase in selling, general, and administrative expenses, and a $0.1 million increase in depreciation expense.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

The following table sets forth consolidated sales data by category and by our primary delivery channels for the periods indicated (in thousands).

	Quarter Ended			Three Quarters Ended
	May 31, 2014	June 1, 2013	Percent Change	May 31, 2014	June 1, 2013	Percent Change
Sales by Category:
Training and consulting services	$44,381	$42,378	5	$129,399	$121,185	7
Products	1,694	1,428	19	4,767	4,995	(5)
Leasing	1,056	1,053	-	2,889	3,170	(9)
	$47,131	$44,859	5	$137,055	$129,350	6

Sales by Channel:
U.S./Canada direct	$24,801	$25,139	(1)	$69,867	$67,850	3
International direct	5,781	5,143	12	18,980	20,341	(7)
International licensees	4,178	3,749	11	12,451	11,667	7
National account practices	9,691	8,077	20	26,938	20,356	32
Self-funded marketing	1,451	1,317	10	4,246	4,205	1
Other	1,229	1,434	(14)	4,573	4,931	(7)
	$47,131	$44,859	5	$137,055	$129,350	6

Quarter Ended May 31, 2014 Compared with the Quarter Ended June 1, 2013

Sales

We offer a variety of training courses, consulting services, and training-related products that are focused on solving organizational problems which require a change in human behavior.  Our training and consulting solutions are provided both domestically and internationally through our sales force, client facilitators, international licensees, and the internet on various web-based delivery platforms.  The following sales analysis for the quarter ended May 31, 2014 is based on activity through our primary delivery channels as shown above.

U.S./Canada Direct – This channel includes our four regional sales offices that serve clients in the United States and Canada, and our government services group.  Excluding the government services group, sales increased at our regional sales offices by $1.4 million, or 7 percent, compared with the prior year.  The increase over the prior year at our regional sales offices was primarily due to the launch of the re-created The 7 Habits Signature Program during the quarter and increased Execution practice sales.  We believe that the re-created The 7 Habits Signature Program curriculum was well received by existing and new potential clients as our pipeline of awarded leadership training increased significantly over the prior year at the end of the third quarter.  As discussed in the overview section, an unexpected increase in the number of new potential clients attending launch events for The 7 Habits Signature Program combined with a slower closure rate for new clients shifted approximately $1.8 million of expected sales from the third quarter to the fourth quarter of fiscal 2014.  Execution practice revenues continue to improve compared with the prior year primarily due to increased demand for this curriculum.  Increased sales at our regional offices were offset by decreased government services sales.  Government services revenues declined $1.7 million, primarily due to a large government contract that was renewed during the third quarter of fiscal 2013, but did not renew during the third quarter of fiscal 2014.  This contract was renewed in our first quarter of fiscal 2014 to provide services through April 2014 and was expected to be renewed for future periods during the third quarter.  However, the renewal process for this contract was postponed and the renewal is now expected to occur during the fourth quarter of fiscal 2014.

Our corporate pipeline of booked days and awarded revenue was the strongest ever at the end of a third fiscal quarter, and our current outlook for growth in the fourth quarter of fiscal 2014 and future periods is encouraging for this channel.

International Direct – Our directly owned international offices are located in Australia, Japan, the United Kingdom, and South Korea.  During the quarter ended May 31, 2014, sales increased at our offices in the United Kingdom and Japan.  The launch of The 7 Habits Signature Program, which was released in North America, Australia, and the United Kingdom continues to have a favorable effect on our international offices as our office in the United Kingdom had one of its strongest quarters ever (subsequent to the sale of its product division) and increased its sales $0.4 million compared with the prior year.  After several quarters of declining sales when reported in U.S. dollars, the Japanese Yen exchange rate stabilized and sales grew by $0.3 million at our Japan office.  When reported in the local currency, sales grew by 16 percent during the quarter at our Japan office.  During the second quarter of fiscal 2014, we opened a new direct office in South Korea, which had sales of $0.1 million during the quarter ended May 31, 2014.  Sales decreased $0.2 million at our office in Australia when compared with the prior year primarily due to a delay in closing a large contract that was initially scheduled to occur in the third quarter.  This contract was eventually completed in June 2014, and will favorably impact our Australia office sales in the fourth quarter.

International Licensees – In countries or foreign locations where we do not have a directly-owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  During the quarter ended May 31, 2014, certain of our foreign licensees, led by our Singapore/China licensee, had increased training sales compared with the same period of the prior year, which resulted in an 11 percent increase in licensee royalty revenues compared with the same quarter of fiscal 2013.  We continue to invest significant resources into the development of our licensees’ business and believe that our efforts to support the licensees through additional program training, international branding, and the introduction of new products will have a favorable impact on licensee sales and we expect continued growth from our international licensee partners during the fourth quarter of fiscal 2014.

National Account Practices – Our national account practices offer and sell content solutions that are not typically offered in our U.S/Canada direct geographic sales offices.  These offerings include, in the Education practice, The Leader In Me program designed for students primarily in K-6 elementary schools; Helping Clients Succeed from our Sales Performance practice; and Winning Customer Loyalty from our Customer Loyalty practice.  During the quarter ended May 31, 2014 sales increased in all three of our national account practices, which included a $1.0 million increase from our Education practice, a $0.5 million increase from our Customer Loyalty practice, and a $0.1 million increase from our Sales Performance practice.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to a 26 percent increase in Education Practice revenues compared with the prior year.  We have made substantial investments in new sales personnel for our Education practice and expect that our sales will continue to grow compared with prior periods in the future.  Consistent with prior years, we expect the majority of sales growth from our Education practice to occur during our fourth fiscal quarter.  Our Customer Loyalty practice revenues grew on the strength of increased demand and new contracts for these services during the quarter, and continues the strong performance of this practice in fiscal 2014.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  Our self-funded marketing sales increased $0.1 million compared with the prior year due to this group closing a large sales contract during the period.  Partially offsetting the revenue from this contract were decreased public program sales and decreased book royalties.  We previously decided to outsource the majority of our public programs through licensing agreements.  As a result, we receive a royalty on events held rather than recognize the full revenue and costs from each event, which has resulted in generally lower public program sales.  Our receipt of book royalties is generally related to the introduction of new publications and the strong sales that usually accompany new releases.  We did not release any significant new publications during the quarter ended May 31, 2014.  However, we expect to release new publications in future periods and we believe that these new publications will continue to show strong performance in the marketplace.

Other – Our other sales are comprised primarily of leasing and shipping and handling revenues.  Our other sales decreased slightly compared with the prior year.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended May 31, 2014, our consolidated gross profit increased to $29.9 million compared with $29.4 million for the third quarter of fiscal 2013.  The increase in gross profit was attributable to increased sales, as our gross margin for the quarter ended May 31, 2014 slipped to 63.4 percent of sales compared with 65.6 percent in the third quarter of fiscal 2013.  During the quarter ended May 31, 2014 our gross margin was unfavorably impacted by $0.4 million of increased capitalized curriculum amortization costs, primarily resulting from costs to re-create The 7 Habits Signature Program, and by decreased Education practice margins resulting from year-over-year growth in lower margin coaching contracts.  The above-noted shift of certain high-margin sales into the fourth quarter also reduced our gross margin during the third quarter of fiscal 2014 compared to what it was expected to be.

Operating Expenses

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses for the quarter ended May 31, 2014 increased $1.4 million compared with the third quarter of the prior year.  The increase in SG&A expenses over the prior year was primarily due to a $1.8 million increase related to the addition of new sales personnel, increased commissions on higher sales, marketing, and other advertising and promotional costs primarily related to events from our worldwide tour to launch the re-created The 7 Habits Signature Program.  We continue to invest in new sales personnel, and we expect to have approximately 180 client partners at the start of our next semi-annual sales training academy, which is scheduled to be held in late September 2014.  The impact of these increased expenses was partially offset by a $0.4 million reduction in the fair value of estimated contingent earn out payments from the fiscal 2013 acquisition of NinetyFive 5, LLC.

Depreciation – Depreciation expense increased by $0.1 million compared with the third quarter of fiscal 2013 primarily due to the addition of fixed assets, which consisted primarily of computer hardware and software, during the first quarter of fiscal 2014.  Based on property and equipment acquisitions that have occurred during early fiscal 2014, and expected capital asset activity during the remainder of fiscal 2014, we expect our depreciation expense will total approximately $3.5 million in fiscal 2014.

Amortization – Our consolidated amortization expense increased slightly compared with the prior year due to the acquisition of Red Tree, Inc. during the third quarter of fiscal 2014.  We currently expect our amortization expense from definite-lived intangible assets will total $4.0 million in fiscal 2014.

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

Income Taxes

Our effective income tax rate for the quarter ended May 31, 2014 was approximately 20 percent, compared with approximately 40 percent for the third quarter of fiscal 2013.  The decrease in our effective rate was primarily due to the recognition of income tax benefits resulting from the resolution of uncertain tax positions as the applicable statute of limitations expired during the quarter.  Our income tax rate for fiscal 2014 may be further reduced if we decide that it will be beneficial to amend certain prior years’ tax returns to claim the benefit of foreign tax credits instead of taking the applicable tax deductions.  However, we will not have the information necessary to determine whether it would be more beneficial to amend these returns or to determine the fiscal 2014 benefit from our foreign tax credits until the fourth quarter.

We paid $5.8 million in cash for income taxes during the three quarters ended May 31, 2014, primarily for payment on our income tax liabilities at August 31, 2013, and an unusually large estimated tax payment in a foreign jurisdiction resulting from a six-day change to their fiscal calendar.  We believe that we will recover any amounts paid in excess of our tax liability when we file our income tax return in that jurisdiction later in 2014.  Excluding this estimated tax payment in a foreign jurisdiction, we anticipate that our cash paid for income taxes will be less than our income tax provision in fiscal 2014 as we utilize foreign tax credit carryforwards and other deferred income tax assets.  In addition, the vesting and issuance of shares from share-based compensation awards during fiscal 2014 should significantly reduce our cash paid for income taxes during the remainder of fiscal 2014 and in fiscal 2015.  After utilization of our existing foreign tax credit carryforwards (that do not consider the impact of any amended tax returns as discussed above), which we currently expect to be fully used by the end of fiscal 2016, we expect that our cash paid for income taxes will increase and approximate our income tax provision.

Three Quarters Ended May 31, 2014 Compared with the Three Quarters Ended June 1, 2013

Sales

Our consolidated sales for the three quarters ended May 31, 2014 increased $7.7 million, or 6 percent, compared with the same period of fiscal 2013.  The following sales analysis for the three quarters ended May 31, 2014 is based on activity through our primary delivery channels as described above.

U.S./Canada Direct – Excluding the government services group, sales increased by 9 percent at our regional sales offices compared with the prior year.  Sales growth at our regional offices was generally broad based across our curriculums and was favorably impacted by the launch of our re-created The 7 Habits Signature Program, which was initially released in February 2014, and by increased Execution practice sales when compared with the prior year.  Our government services sales during fiscal 2014 were adversely affected by an unanticipated delay in the renewal of a large contract that was expected in the third quarter, and by the government shutdown and related uncertainties surrounding government operations that occurred during our first fiscal quarter.  We currently expect this large government contract to be renewed during the fourth quarter of fiscal 2014.  As a result of these factors, our government services revenues decreased by $3.0 million compared with the first three quarters of the prior year.

Our corporate pipeline of booked days and awarded revenue continues to be healthy, and was the strongest ever at the end of a third fiscal quarter.  As a result, our outlook for growth in the fourth quarter of fiscal 2014 and future periods is encouraging for this channel.

International Direct – During the first three quarters of fiscal 2014, sales growth from our offices in the United Kingdom and South Korea was offset by a $2.0 million decrease at our office in Japan and by a $0.1 million decrease in Australia.  Improved sales in the United Kingdom were primarily due to the launch of The 7 Habits Signature Program, as previously described.  We also opened a new direct office in South Korea during the second quarter of fiscal 2014, which contributed $0.2 million of incremental sales to this channel compared with the prior year.  Of the $1.4 million net decline in our international direct office sales, $1.8 million was attributable to unfavorable foreign exchange rates, especially in Japan.  The impact of a weakening Yen against the United States Dollar, especially during our first and second quarters of fiscal 2014, resulted in a $1.6 million decrease in translated sales when compared with the prior year.  During the third quarter of fiscal 2014, the foreign exchange rate between the U.S. dollar and Japanese Yen stabilized, and our Japan office reported $0.3 million of increased sales in the third quarter compared to the prior year.  In local currency, sales at our Japan office for the three quarters ended May 31, 2014 were only down by 2 percent compared to the prior year, the majority of which occurred during the first quarter.  Sales decreased $0.1 million at our office in Australia when compared with the prior year primarily due to a delay in closing a large contract that was initially scheduled to occur in the third quarter.  This contract was closed during June 2014.

International Licensees – During the three quarters ended May 31, 2014, certain of our foreign licensees, led by strong growth from our Singapore/China licensee, had increased sales compared with the same period of fiscal 2013, which resulted in a 7 percent increase in licensee royalty revenues compared with the corresponding period of fiscal 2013.

National Account Practices – For the three quarters ended May 31, 2014 sales increased at all three of our national account practices, which included a $3.2 million increase from our Sales Performance practice, a $2.2 million increase in our Education practice, and a $1.2 million increase from our Customer Loyalty practice.  Our Sales Performance practice revenues increased primarily due to the fiscal 2013 acquisition of NinetyFive 5, LLC.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to a 20 percent increase in Education Practice revenues compared with the prior year.  We expect the majority of Education practice sales and growth to occur in our fourth fiscal quarter.  Our Customer Loyalty practice revenues increased compared with the prior year on the strength of increased demand and new contracts for these services.

Self-Funded Marketing – Our self-funded marketing sales were essentially flat compared with the prior year.  Thus far, we have not yet released any significant new publications during fiscal 2014.  However, we expect to release new publications in future periods that we anticipate will drive growth in our self-funded marketing group sales.

Other – The decrease in other sales was primarily due to decreased leasing revenues on our corporate campus resulting from the expiration of a significant lease contract during August 2013.  During November 2013, we obtained a new lease contract for vacant space with an unrelated tenant.  As a result, our leasing revenues during the second and third quarters of fiscal 2014 were essentially flat compared with the same quarters of the prior year.  At May 31, 2014 our corporate campus was essentially fully leased.

Gross Profit

For the three quarters ended May 31, 2014, our consolidated gross profit increased to $91.3 million compared with $86.3 million for the first three quarters of fiscal 2013.  The increase in gross profit was primarily attributable to increased sales as our gross margin for the first three quarters of fiscal 2014 was essentially flat at 66.6 percent compared with 66.7 percent for the three quarters ended June 1, 2013.  Our gross margin during the first half of fiscal 2014 was favorably affected by the renewal of a large government contract that occurred during the first quarter of fiscal 2014, but was offset by decreased gross margin for the quarter ended May 31, 2014, as described above.  The large government contract that was renewed during our first quarter included a $1.4 million intellectual property license revenue component, which has a higher gross margin than the majority of our other services or revenue categories.

Operating Expenses

Selling, General and Administrative – Our SG&A expenses for the first three quarters of fiscal 2014 increased $6.2 million compared with the same period of the prior year.  The increase in SG&A expenses over the prior year was primarily due to 1) a $3.5 million increase related to the addition of new sales-related personnel, increased commissions on higher sales, marketing, and other advertising and promotional costs related to strategic sales initiatives; 2) a $2.2 million increase in Sales Performance practice expenses resulting from the acquisition of NinetyFive 5 in the third quarter of fiscal 2013; 3) a $0.9 million increase in non-cash share-based compensation expense primarily due to equity awards granted in the fourth quarter of fiscal 2013 and during fiscal 2014; 4) a $0.4 million increase in software contract costs and for professional services; and 5) smaller increases in expenses in various aspects of our operations.  We continue to invest in new sales personnel, and expect them to ramp up in future periods to provide significant incremental sales growth.  The impact of these increased expenses was partially offset by a $0.9 million reduction in the fair value of estimated contingent earn out payments from the fiscal 2013 acquisition of NinetyFive 5 and by decreased short-term incentive plan bonus expense as certain year-to-date financial targets were not met as of May 31, 2014.

Depreciation – Depreciation expense for the three quarters ended May 31, 2014 increased $0.3 million compared with the same period of fiscal 2013 primarily due to the addition of fixed assets, which consisted primarily of computer hardware and software, during the first half of fiscal 2014.

Amortization – Our consolidated amortization expense increased by $0.8 million compared with the prior year primarily due to the acquisition of NinetyFive 5 during the third quarter of fiscal 2013.

Income Taxes

Our effective tax rate for the three quarters ended May 31, 2014 was approximately 35 percent compared with approximately 39 percent in the corresponding period of fiscal 2013.  The decrease in our effective rate was primarily due to the recognition of income tax benefits resulting from the resolution of uncertain tax positions as the applicable statute of limitations expired during the third quarter of fiscal 2014.

For further information regarding our income tax provision, please refer to the discussion on income taxes found in the comparison of financial results for the quarter ended May 31, 2014 compared with the quarter ended June 1, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2014 was $5.3 million, with $2.5 million borrowed on our line of credit facility, compared with $12.3 million of cash, and no line of credit borrowings, at August 31, 2013.  Our net working capital (current assets less current liabilities) totaled $37.4 million at May 31, 2014 compared with $38.2 million at August 31, 2013.  Of our $5.3 million in cash at May 31, 2014, $2.4 million was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and proceeds from our $10.0 million revolving line of credit.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), working capital expansion, business acquisitions, and repayment of our financing obligation.  During fiscal 2014, our cash flows and liquidity have been affected by capital spending as discussed in the section entitled “cash flows from investing activities and capital expenditures” found below.

We may use our line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the line of credit agreement.  The line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.  Our existing line of credit agreement expires in March 2016.  In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including (i) a funded debt to EBITDAR ratio requirement of less than 3.00 to 1.00; (ii) a fixed charge coverage ratio requirement in excess of 1.5 to 1.0; and (iii) an $8.0 million limitation on capital expenditures, excluding capitalized curriculum development.  At May 31, 2014, we believe that we were in compliance with the terms and financial covenants applicable to our line of credit facility.

In addition to borrowings on our $10.0 million revolving line of credit facility, we have a long-term lease on our corporate campus that is accounted for as a long-term financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the first three quarters of fiscal 2014.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Our cash provided by operating activities totaled $9.3 million for the first three quarters of fiscal 2014 compared with $8.9 million provided during the same period of fiscal 2013.

Our cash flows from operating activities compared to the prior year were primarily affected by cash paid for seasonally high accrued bonuses and commissions (reduction of accrued liabilities) on our record fourth quarter fiscal 2013 sales, increased cash payments for income taxes, increased inventories, increased collections of accounts receivable, and cash received from FCOP.  Our collections of accounts receivable improved during the third quarter of fiscal 2014, but continue to be hampered by slower-than-anticipated collections from governmental sales, including Education practice sales, licensees, and longer payment terms on a small number of services contracts.  The longer payment terms granted to certain clients were within our normal credit policy.  We anticipate the collection of our outstanding receivables will continue to improve in our fourth quarter of fiscal 2014 and that our cash flows from operating activities will be favorably affected by these collections.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the first three quarters of fiscal 2014 totaled $14.9 million.  Our primary uses of cash for investing activities included curriculum development, business acquisition costs, including the payment of the final contingent earn out payment from the acquisition of CoveyLink and payments to the former owners of NinetyFive 5 as part of the initial acquisition price, and the purchase of property and equipment in the normal course of business.

During the three quarters ended May 31, 2014, we spent $6.4 million on capitalized curriculum, primarily for the re-creation of The 7 Habits of Highly Effective People Signature Program, which is our best-selling solution and is sold throughout the world.  We currently anticipate that our expenditures for capitalized curriculum will total $8.5 million in fiscal 2014.

In March 2014 we paid $3.5 million to the former owners of CoveyLink for the final of five potential annual earn out payments.  The annual contingent earn out payments were based on earnings growth over the specified measurement period and were classified as goodwill on our consolidated balance sheets when paid.

During the third quarter of fiscal 2013 we completed the acquisition of NinetyFive 5, an entity that provides sales success training services.  The consideration for the acquisition consists of an initial $4.2 million payable in four installments through December 2013, and additional potential earn out payments up to a maximum of $8.5 million based on cumulative EBITDA as set forth in the purchase agreement.  During December 2013, we paid the final installment to the former owners of NinetyFive 5 and have made cash payments totaling $2.3 million for this acquisition during fiscal 2014.  We also have a contingent payment liability to the former owners of NinetyFive 5 that is required to be recorded at fair value.  At May 31, 2014 the fair value of this liability was $3.2 million, which was recorded as a component of other long-term liabilities on our consolidated balance sheet.  Currently it is uncertain as to whether, or when, the various targets under the arrangement will be met; therefore, this potential liability will continue to be remeasured to fair value at the end of each reporting period.

We completed the acquisition of Red Tree, Inc. during the quarter ended May 31, 2014.  Red Tree provides training, consulting, and coaching designed to help organizations effectively manage and engage the “Millennial Generation” in their workforces.  The purchase price totaled $0.5 million in cash, which was paid at the closing of the purchase agreement.

Our purchases of property and equipment, which totaled $2.3 million, consisted primarily of computer hardware, computer software, and leasehold improvements.  We currently anticipate that our purchases of property and equipment will total approximately $3.0 million in fiscal 2014.

Cash Flows From Financing Activities

Through May 31, 2014 we used $1.3 million of cash for financing activities.  Our uses of cash for financing activities primarily consisted of $3.4 million used to repurchase shares of common stock (for shares withheld for minimum statutory taxes on share-based compensation awards), and $0.8 million used for principal payments on our long-term financing obligation.  Partially offsetting these uses of cash were $2.5 million of cash proceeds borrowed from our line of credit and $0.4 million of cash received from participants in our employee stock purchase plan.

During fiscal 2012 we announced the approval of a plan to repurchase up to $10.0 million of our common stock.  We intend to use cash in excess of $10.0 million, provided we have no balance outstanding on our line of credit, for the purchases.  Through May 31, 2014, we have purchased a total of 73,320 shares of our common stock for $0.8 million.  We anticipate that the purchases of our common stock under this approved plan will increase the use of cash for financing activities in future periods.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Our required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) minimum operating lease payments primarily for domestic regional and foreign office space; 3) payments to HP Enterprise Services for outsourcing services related to information systems, warehousing, and distribution services; 4) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; and 5) repayment of amounts borrowed on our line of credit facility.  There have been no significant changes to our expected required contractual obligations from those disclosed at August 31, 2013.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

On May 28, 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board and is designed to create a single, principles-based process by which all businesses must calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and is required to be adopted in fiscal years beginning after December 15, 2016.  We have not yet determined the impact that ASU No. 2014-09 will have on our revenue accounting.

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

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at May 31, 2014 would reduce our reported income from operations by approximately $0.1 million.

Related Party Receivable

At May 31, 2014, we had receivables from FC Organizational Products, an entity in which we own 19.5 percent, for reimbursement of certain operating costs and for working capital and other advances, even though we are not obligated to provide advances to, or fund the losses of FCOP.  We make use of estimates to account for these receivables, including estimates of the collectability of amounts receivable from FCOP in future periods and, based upon revisions to the timing of estimated collections in fiscal 2012, we were required to reclassify a portion of the receivable from current to long-term.  In accordance with applicable accounting guidance, we were required to discount the long-term portion of the receivable to its net present value using an estimated effective borrowing rate for FCOP.

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

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are reduced to their fair market value through the use of inventory valuation reserves, which are recorded during the normal course of business.  Our inventory valuation calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory valuation methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have an adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory valuation reserves at May 31, 2014 would decrease our reported income from operations by $0.1 million.

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

The acquisition of NinetyFive 5 in fiscal 2013 requires us to reassess the fair value of the contingent earn out payments each reporting period.  Although subsequent changes to the contingent consideration liability do not affect the goodwill generated from the acquisition transaction, the valuation of expected contingent consideration requires us to estimate future sales and profitability.  These estimates require the use of numerous assumptions, many of which may change frequently and lead to increased or decreased operating income in future periods.  For instance, we recorded reductions totaling $0.9 million to the fair value of the expected contingent earn out payment during the three quarters ended May 31, 2014 which resulted in corresponding reductions of selling, general, administrative expenses during the first three quarters of fiscal 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.  We did not utilize any foreign currency or interest rate derivative instruments during the quarter or three quarters ended May 31, 2014.

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

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended May 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
March 2, 2014 to April 5, 2014	-	$-	-	$9,225

April 6, 2014 to May 3, 2014	-	-	-	9,225

May 4, 2014 to May 31, 2014	-	-	-	9,225	(1)

Total Common Shares	-	$-	-

(1)
On March 26, 2012, our Board of Directors approved a plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  We intend to use available cash in excess of $10.0 million, provided we have no balance outstanding on our line of credit, to make the purchases.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  Following the approval of this common stock repurchase plan, we have purchased a total of 73,320 shares of our common stock for $0.8 million through May 31, 2014.

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

FRANKLIN COVEY CO.

Date:	July 9, 2014	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	July 9, 2014	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)