Form 10-K
period 2014-08-31
FRANKLIN COVEY CO
filed 2014-11-14
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

         Franklin Covey Co.
(Exact name of registrant as specified in its charter)

Utah	1-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filler	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐   No ☑

As of February 28, 2014, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $178.2 million, which was based upon the closing price of $20.95 per share as reported by the New York Stock Exchange.

As of October 31, 2014, the Registrant had 16,874,683 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 23, 2015, are incorporated by reference in Part III of this Form 10-K.

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

ITEM 1. BUSINESS

General

Franklin Covey Co. (we, us, our, the Company, or FranklinCovey) is a global company specializing in performance improvement.  We help organizations achieve results that require a change in human behavior and our mission is to “enable greatness in people and organizations everywhere.”  We believe that our results-driven principle-centered content is a competitive advantage in the marketplace.  From the foundational work of Dr. Stephen R. Covey in leadership and Hyrum W. Smith in productivity, we have developed deep expertise that extends to helping organizations and individuals achieve lasting behavioral change is seven crucial areas: Leadership, Execution, Productivity, Trust, Sales Performance, Customer Loyalty, and Education.  We have over 825 employees worldwide delivering these principle-based curriculums and effectiveness tools to our customers.  Our consolidated net sales for the fiscal year ended August 31, 2014 totaled $205.2 million and our shares of common stock are traded on the New York Stock Exchange (NYSE) under the ticker symbol “FC.”

We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service.  To achieve this level of service we operate four regional sales offices in the United States; an office that specializes in sales to governmental entities; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and we contract with licensee partners who deliver our content and provide services in over 165 other countries and territories around the world.

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

1.
World Class Content – Rather than rely on “flavor of the month” training fads, our content is principle centered and based on natural laws of human behavior and effectiveness.  Our content is designed to build new skillsets, establish new mindsets, and provide enabling toolsets.  Our content is well researched, subjected to numerous field beta tests, and improved through a proven development process.

2.
Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: on-site training, training led through certified facilitators, on-line learning, blended learning, intellectual property licenses, and organization-wide transformational processes, including consulting and coaching.

3.
Global Capability – We operate four regional sales offices in the United States; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our content in over 165 other countries and territories around the world.  This capability allows us to deliver content to a wide range of customers, from large, multinational corporations to smaller, local entities.

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

The 7 Habits of Highly Effective People®—Signature Program 4.0
Based on the principles found in Dr. Stephen R. Covey’s best-selling business book, The 7 Habits of Highly Effective People, this program was re-created and released during fiscal 2014 with refreshed content and new award-winning video presentations.  This program is designed to provide training that helps organizations achieve sustained superior results by helping individuals and leaders be measurably more effective.  Participants gain hands-on experience, applying timeless principles that yield greater productivity, improved communication, strengthened relationships, increased influence, and laser-like focus on critical priorities.

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

The 5 Choices to Extraordinary Productivity™
This program is designed to provide the in-depth skills, knowledge, and attitudes that allow individual contributors, teams, and organizations to be able to identify, validate, and act on what’s most important.  Instead of trying to get everything done, participants focus on how to get the right things done.  This discernment enables them to make wiser decisions, harness technology to enhance workflow, and put their finest attention and energy on executing what matters most.

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

Our Customer Loyalty practice helps leaders of multiunit organizations create a culture where employees are engaged and equipped to deliver great customer experiences.  To do this, customer loyalty specialists draw from an array of offerings to craft a solution that works with each company’s culture, operating environment, and strategic vision.  We have partnered with Frank Reichheld, creator of the Net Promoter SystemTM, to help organizations measure and improve customer and employee loyalty through accurate metrics and world-class training and development.

Our Customer Loyalty practice is designed to help organizations:

•	Collect statistically valid feedback from a representative sample of customers and employees.
•	Increase the visibility of customer-service metrics so managers get real-time feedback.
•	Apply an accountability process at frontline teams so they deliver exceptional customer service at a much higher percentage of the time.
•	Measure and improve employee engagement.

7.	Education

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

Based on Dr. Stephen R. Covey’s best-selling book The 7 Habits of Highly Effective People, The Leader in Me is a whole-school transformation process that integrates principles of leadership and effectiveness into school curriculum using every day, age-appropriate language.  At August 31, 2014 there were over 1,900 schools worldwide participating in The Leader in Me program and we believe that the positive results experienced by schools around the world are a major reason why the Education practice is one of the fastest growing practices at Franklin Covey Co.

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

International Licensees

In foreign countries where we do not have an office, our content is delivered through independent licensees, who, under strict guidelines, may translate and adapt our curriculums to local preferences and customs, if necessary.  Our licensee partners deliver our curriculums and provide services in over 165 other countries and territories around the world.  These licensee partners allow us to deliver the same high quality content to clients that have multinational operations or in countries that have specific cultural requirements.  Our licensee partners pay us a royalty based on the programs and content delivered.

E-Learning

Our E-Learning capabilities bring FranklinCovey to clients in innovative ways that transcend traditional E-learning solutions.  Franklin Covey’s online curriculums allow participants to save travel time and expenses as well as providing the opportunity to view our curriculums in smaller time increments.

Public Workshops

Each year, we offer a number of training events, primarily in the United States and Canada, which are open to the public.  Prior to the event, we advertise in the geographic region where the event will be held and participants may register for the events in advance.  Interested persons may also search for upcoming workshops based on the desired curriculum and register for these workshops through our website at www.franklincovey.com.  In addition, our content is taught by certain professional training firms that also offer events to the public.

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

Industry Information

According to the Training magazine 2014 Training Industry Survey, the total size of the U.S. training industry is estimated to be $61.8 billion, which is a 12 percent increase over the prior year.  One of our competitive advantages in this highly fragmented industry stems from our fully integrated principle-centered training curriculums, measurement methodologies, and implementation tools to help organizations and individuals measurably improve their effectiveness.  This advantage allows us to deliver not only training to both corporations and individuals, but also to implement the training through the use of powerful behavior-changing tools with the capability to then measure the impact of the delivered content and solutions.

Over our history, we have provided content, services, and products to 97 of the Fortune 100 companies and more than 75 percent of the Fortune 500 companies.  We also provide content and services to a number of U.S. and foreign governmental agencies, as well as numerous educational institutions.  In addition, we provide training curricula, measurement services, and implementation tools internationally, either through directly operated offices, or through independent licensed providers.

Enterprise Information

Our sales are primarily comprised of training and content sales and related products.  Based on the consistent nature of our services and products and the types of customers for these services, we function as a single operating segment.  Additional enterprise financial information, including geographical information, can be found in the notes to our consolidated financial statements (Note 15).

Clients

We have a relatively broad base of organizational and individual clients.  In our direct offices that serve the United States, Canada, Japan, Australia, and the United Kingdom, we have more than 4,300 organizational clients consisting of corporations, governmental agencies, educational institutions, and other organizations.  We have thousands of additional organizational clients throughout the world, which are served through our global licensee partner network, and we believe that our content, in all its forms, delivers results that encourage strong client loyalty.  Employees in each of our domestic and international distribution channels focus on helping our clients achieve measurably positive results from utilizing our content.  Due to the nature of our business, we do not have a significant backlog of firm orders.

During the periods presented in this report, none of our clients were responsible for more than ten percent of our consolidated revenues.

Competition

We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services comparable with those that we offer.  The nature of the competition in the performance improvement industry, however, is highly fragmented with few large competitors.  Based upon our fiscal 2014 consolidated sales of $205.2 million, we believe that we are a leading competitor in the performance skills and education market.  Other significant comparative companies in the performance improvement market are Development Dimensions International, CRA International, Inc., Learning Tree International Inc., GP Strategies Corp., American Management Association, Wilson Learning, Forum Corporation, Corporate Executive Board Co., and the Center for Creative Leadership.

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

Seasonality

Our fourth quarter of each fiscal year has higher sales and operating income than other fiscal quarters primarily due to increased revenues in our Education practice (when school administrators and faculty have professional development days) and to increased facilitator sales that typically occur during that quarter resulting from year-end incentive programs.  Overall, training sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and certain vacation periods.

Quarterly fluctuations may also be affected by other factors including the introduction of new offerings, business acquisitions, the addition of new organizational customers, and the elimination of underperforming offerings.

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

Trademarks, Copyrights, and Intellectual Property

Our success has resulted in part from our proprietary content, methodologies, and other intellectual property rights.  We seek to protect our intellectual property through a combination of trademarks, copyrights, and confidentiality agreements.  We claim rights for over 510 trademarks in the United States and foreign countries, and we have obtained registration in the United States and numerous foreign countries for many of our trademarks including FranklinCovey, The 7 Habits of Highly Effective People, The 4 Disciplines of Execution, and The 7 Habits.  We consider our trademarks and other proprietary rights to be important and material to our business.

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

At August 31, 2014, we had approximately 825 associates located in the United States of America, Canada, Japan, the United Kingdom, and Australia.  During fiscal 2001, we outsourced a significant portion of our information technology services, customer service, distribution and warehousing operations to HP.  A number of our former employees involved in these operations are now employed by HP to provide those services to FranklinCovey.  None of our associates are represented by a union or other collective bargaining group.  Management believes that its relations with its associates are good and we do not currently foresee a shortage in qualified personnel needed to operate and grow our business.

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

The training and consulting services industry is intensely competitive with relatively easy entry.  Competitors continually introduce new programs and services that may compete directly with our offerings or that may make our offerings uncompetitive or obsolete.  Larger competitors may have superior abilities to compete for clients and skilled professionals, reducing our ability to deliver quality work to our clients.  In addition, one or more of our competitors may develop and implement training courses or methodologies that may adversely affect our ability to sell our curriculums and products to new clients.  Any one of these circumstances could have an adverse effect on our ability to obtain new business and successfully deliver our services.

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and their levels of business activity.

Global economic and political conditions affect our clients’ businesses and the markets in which they operate.  Our financial results are somewhat dependent on the amount that current and prospective clients budget for training.  A serious and/or prolonged economic downturn (or drawn-out recovery) combined with a negative or uncertain political climate could adversely affect our clients’ financial condition and the amount budgeted for training by our clients.  These conditions may reduce the demand for our services or depress the pricing of those services and have an adverse impact on our results of operations.  Changes in global economic conditions may also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain.  Such economic, political, and client spending conditions are influenced by a wide range of factors that are beyond our control and that we have no comparative advantage in forecasting.  If we are unable to successfully anticipate these changing conditions, we may be unable to effectively plan for and respond to those changes, and our business could be adversely affected.

Our business success also depends in part upon continued growth in the use of training and consulting services and the renewal of existing contracts by our clients.  In challenging economic environments, our clients may reduce or defer their spending on new services and consulting solutions in order to focus on other priorities.  At the same time, many companies have already invested substantial resources in their current means of conducting their business and they may be reluctant or slow to adopt new approaches that could disrupt existing personnel and/or processes.  If growth in the general use of training and consulting services in business or our clients’ spending on these items declines, or if we cannot convince our clients or potential clients to embrace new services and solutions, our results of operations could be adversely affected.

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

In the fourth quarter of fiscal 2008 we sold our planning products operations to FC Organizational Products, LLC (FCOP), an entity in which we own a 19.5 percent interest.  According to the agreements associated with the sale, we were entitled to receive a $1.2 million payment for working capital delivered on the closing date of the sale and to receive $2.3 million as reimbursement for specified costs necessary to complete the transaction.  Payment for these costs was originally due in January 2009, but we extended the due date of the payment at FC Organizational Products’ request and obtained a promissory note from FCOP for the amount owed, plus accrued interest.  At the time we received the promissory note from FCOP, we believed that we could obtain payment for the amounts owed, based on prior year performance and forecasted financial performance in 2009.  However, the financial position of FCOP deteriorated significantly late in fiscal 2009 and the deterioration accelerated throughout fiscal 2010.  As a result of its deteriorating financial position, we reassessed the collectability of the promissory note.  Based on revised expected cash flows and other operational issues, we recorded a $3.6 million impaired asset charge against these receivables.

We also receive reimbursement from FCOP for certain operating costs, such as rent, and, although not required by governing documents or our ownership interest, we have provided working capital and other advances to FCOP.  At August 31, 2014 and 2013 we had $5.1 million and $7.8 million receivable from FCOP, which are recorded as assets on our consolidated balance sheets.  Although we believe that we will obtain payment from FCOP for these receivables, the valuation of amounts receivable from FCOP is dependent upon the estimated future earnings and cash flows of FCOP.  If FCOP’s estimated future earnings and cash flows decline, or if FCOP fails to pay amounts receivable and we fail to obtain payment on the previously impaired promissory note, our future cash flows and results of operations may be adversely affected.

Our work with governmental clients exposes us to additional risks that are inherent in the government contracting process.

Our clients include national, provincial, state, and local governmental entities, and our work with these governmental entities has various risks inherent in the governmental contracting process.  These risks include, but are not limited to, the following:

•
Governmental entities typically fund projects through appropriated monies.  While these projects are often planned and executed as multi-year projects, the governmental entities usually reserve the right to change the scope of, or terminate, these projects for lack of approved funding and other discretionary reasons.  Changes in governmental priorities or other political developments, including disruptions in governmental operations, could result in changes in the scope of, or in termination of, our existing contracts.

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

If we are unable to attract, retain, and motivate high-quality employees, including training consultants and other key training representatives, we may not be able to grow our business as projected or may not be able to compete effectively.

Our success and ability to grow are dependent, in part, on our ability to hire, retain, and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve our clients and grow our business.  Competition for skilled personnel is intense at all levels of experience and seniority.  There is a risk that we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds we require, or that it will prove difficult to retain them in a competitive labor market.  If we are unable to hire and retain talented sales and delivery employees with the skills, and in the locations, we require, we might not be able to grow our business at projected levels or may not be able to effectively deliver our content and services.  If we need to hire additional personnel to maintain a specified number of sales personnel or are required to re-assign personnel from other geographic areas, it could increase our costs and adversely affect our profit margins.  In addition, the inability of newly hired sales personnel to achieve projected sales levels may inhibit our ability to attain anticipated growth.

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

Our sales outside of the United States totaled $51.2 million, or approximately 25 percent of consolidated sales, for the fiscal year ended August 31, 2014.  If our international operations grow and become a larger component of our overall financial results, our revenues and operating results may be adversely affected when the dollar strengthens relative to other currencies and may be favorably affected when the dollar weakens.  In order to manage a portion of our foreign currency risk, we may make limited use of foreign currency derivative contracts to hedge certain transactions and translation exposure.  However, there can be no guarantee that our foreign currency risk management strategy will be effective in reducing the risks associated with foreign currency transactions and translation.

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

We are dependent on information technology networks and systems to process, transmit, and store electronic information and to communicate between our locations around the world and with our clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information.  We are also required at times to manage, utilize, and store sensitive or confidential client or employee data.  As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the various U.S. federal and state laws governing the protection of individually identifiable information.  If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines, and/or criminal prosecution.  Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud, or misappropriation could damage our reputation and cause us to lose clients.

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

Historically, our stock price has experienced significant volatility.  We expect that our stock price may continue to experience volatility in the future due to a variety of potential factors that may include the following:

•	Fluctuations in our quarterly results of operations and cash flows
•	Increased overall market volatility
•	Variations between our actual financial results and market expectations
•	Changes in our key balances, such as cash and cash equivalents
•	Currency exchange rate fluctuations
•	Unexpected asset impairment charges
•	Increased or decreased analyst coverage

These factors may have an adverse effect upon our stock price in the future.

The sale of a large number of common shares by Knowledge Capital could depress the market price of our common stock.

Knowledge Capital Investment Group (Knowledge Capital), a related party primarily controlled by a member of our Board of Directors, held a warrant to purchase 5.9 million shares of our common stock.  Knowledge Capital exercised its warrant at various times on a net share basis and received 2.2 million shares of our common stock.  Knowledge Capital currently holds 3.2 million shares, or approximately 19 percent, of our outstanding common shares.  The sale or prospect of the sale of a substantial number of these shares may have an adverse effect on the market price of our common stock.

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

At August 31, 2014 we had $57.2 million of intangible assets, which were primarily generated from the fiscal 1997 merger with the Covey Leadership Center, and $19.6 million of goodwill.  Our intangible assets are evaluated for impairment based qualitative factors or upon cash flows (definite-lived intangible assets) and estimated royalties from revenue streams (indefinite-lived intangible assets) if necessary.  Our goodwill is evaluated through qualitative factors and by comparing the fair value of the reporting unit to the carrying value of the goodwill balance if necessary.  Our intangible assets, goodwill, and other long-term assets may become impaired if the corresponding cash flows associated with these assets declines in future periods or if our market capitalization declines significantly in future periods.  Although our current sales, cash flows, and market capitalization are sufficient to support the carrying basis of these long-lived assets, if our sales, cash flows, or common stock price decline, we may be faced with significant asset impairment charges that would have an adverse impact upon our results of operations.

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

Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available revolving line of credit facility and other financing alternatives, if necessary, for these expenditures.  Our existing lending arrangement expires in March 2016 and we expect to renew our lending agreement to maintain the availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Acts of terrorist violence, armed regional and international hostilities, and international responses to these hostilities, natural disasters, global health risks or pandemics, or the threat of or perceived potential for these events, could have a negative impact on our directly owned or licensee operations.  These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles.  These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners or clients.  By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us or our licensee partners to deliver services to clients.  Extended disruptions of electricity, other public utilities, or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients.  While we plan and prepare to defend against each of these occurrences, we might be unable to protect our people, facilities, and systems against all such occurrences.  In addition, our information systems’ disaster recovery plan may be insufficient to maintain our business at acceptable levels.  We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts, and wars.  If these disruptions prevent us from effectively serving our clients or maintaining our other operations, our operating results could be adversely affected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Salt Lake City, Utah and as of August 31, 2014, all of the facilities used in our operations are leased.  Our leased facilities primarily consist of sales and administrative offices both in the United States and various countries around the world.  We also lease warehouse and distribution space at independent facilities in certain foreign countries.  Our corporate headquarters lease is accounted for as a financing arrangement and all other facility lease agreements are accounted for as operating leases that expire at various dates through the year 2025.

Corporate Facilities
Corporate Headquarters and Administrative Offices:
Salt Lake City, Utah (7 buildings)

U.S./Canada Sales Offices
Regional Sales Offices:
United States (5 locations)

International Facilities
International Administrative/Sales Offices:
Australia (3 locations)
England (1 location)
Japan (1 location)

International Distribution Facilities:
Australia (1 location)
England (1 location)
Japan (1 location)

During fiscal 2014, there were no significant changes to the properties used for our operations.  We consider our existing facilities to be in good condition and suitable for our current and anticipated level of operations in the upcoming fiscal year and in future periods.

A significant portion of our corporate headquarters campus located in Salt Lake City, Utah is subleased to multiple unrelated entities.

ITEM 3.  LEGAL PROCEEDINGS

We are the subject of certain legal actions, which we consider routine to our business activities.  At August 31, 2014, we believe that, after consultation with legal counsel, any potential liability to the Company under these actions will not materially affect our financial position, liquidity, or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “FC.”  The following table sets forth the high and low sale prices per share for our common stock, as reported by the NYSE, for the fiscal years ended August 31, 2014 and 2013.

	High	Low
Fiscal Year Ended August 31, 2014:
Fourth Quarter	$22.75	$18.68
Third Quarter	22.50	18.29
Second Quarter	21.41	17.95
First Quarter	20.85	15.76

Fiscal Year Ended August 31, 2013:
Fourth Quarter	$16.70	$13.07
Third Quarter	14.60	13.09
Second Quarter	14.50	11.73
First Quarter	13.88	10.34

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2014 or 2013.  We currently anticipate that we will retain all available funds to repay our obligations, finance future growth and business opportunities, and to repurchase outstanding shares of our common stock.

As of October 31, 2014, we had 16,874,683 shares of common stock outstanding, which were held by 633 shareholders of record.

Purchases of Common Stock

The following table summarizes the purchases of our common stock by monthly fiscal periods during the quarter ended August 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
June 1, 2014 to July 5, 2014	-	$-	none	$9,225

July 6, 2014 to August 2, 2014	-	-	none	9,225

August 3, 2014 to August 31, 2014	-	-	none	9,225	(1)

Total Common Shares	-	$-	none

(1)
On March 26, 2012, our Board of Directors approved a plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  We intend to use available cash in excess of $10.0 million to make the purchases, provided that we have a zero balance on our line of credit facility.  All previously existing common stock repurchase plans were canceled and this common share repurchase plan does not have an expiration date.  Through August 31, 2014, we have purchased a total of 73,320 shares of our common stock for $0.8 million under the terms of this plan.

Performance Graph

The following graph demonstrates a five-year comparison of cumulative total returns for Franklin Covey Co. common stock, the S&P SmallCap 600 Index, and the S&P 600 Commercial & Professional Services Index.  The graph assumes an investment of $100 on August 31, 2009 in each of our common stock, the stocks comprising the S&P SmallCap 600 Index, and the stocks comprising the S&P 600 Commercial & Professional Services Index.  Each of the indices assumes that all dividends were reinvested.

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

August 31,	2014	2013	2012	2011	2010
In thousands, except per-share data

Income Statement Data:
Net sales	$205,165	$190,924	$170,456	$160,804	$136,874
Income from operations	24,765	21,614	17,580	11,112	4,038
Income from continuing operations before income taxes	21,759	19,398	13,747	8,446	1,180
Income tax provision	3,692	5,079	5,906	3,639	2,484
Income (loss) from continuing operations	18,067	14,319	7,841	4,807	(1,304)
Income from discontinued operations, net of tax	-	-	-	-	548
Gain on sale of discontinued operations, net of tax	-	-	-	-	238
Net income (loss)	18,067	14,319	7,841	4,807	(518)

Earnings (loss) per share:
Basic	$1.08	$.83	$.44	$.28	$(.04)
Diluted	1.07	.80	.43	.27	(.04)

Balance Sheet Data:
Total current assets	$93,016	$81,108	$64,195	$52,056	$50,278
Other long-term assets	14,785	9,875	9,534	9,353	9,396
Total assets	205,186	189,405	164,080	151,427	149,005

Long-term obligations	36,885	41,100	40,368	39,859	32,988
Total liabilities	78,472	82,899	73,525	72,111	77,970

Shareholders’ equity	126,714	106,506	90,555	79,316	71,035

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

EXECUTIVE SUMMARY

Franklin Covey Co. is a global company focused on individual and organizational performance improvement.  Our mission is to “enable greatness in people and organizations everywhere,” and our 825 employees worldwide are organized to help individuals and organizations achieve sustained superior performance through changes in human behavior.  Our expertise extends to seven crucial areas:  Leadership, Execution, Productivity, Trust, Sales Performance, Customer Loyalty, and Educational improvement.  We believe that our clients are able to utilize our content to create cultures whose hallmarks are high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

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

4.
Global Capability – We operate four regional sales offices in the United States; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculum and provide services in over 165 other countries and territories around the world.

We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training content based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, and The 4 Disciplines of Execution, and proprietary content in the areas of Execution, Sales Performance, Productivity, Customer Loyalty, and Education.  Our offerings are described in further detail at www.franklincovey.com.  The information contained in, or that can be accessed through, our website does not constitute a part of this annual report, and the descriptions found therein should not be viewed as a warranty or guarantee of results.

Our financial results for the fiscal year ended August 31, 2014 reflect the sixth consecutive year of increased sales for our current business (subsequent to the sales of our products division in fiscal 2008), improved operating results, increased cash flows from operating activities, and a strong financial position.  Our net sales in fiscal 2014 increased to $205.2 million, compared with $190.9 million in fiscal 2013, and $170.5 million in fiscal 2012.  Our fiscal 2014 sales represent seven percent growth compared with fiscal 2013, which grew 12 percent compared with fiscal 2012.  Consolidated fiscal 2014 sales increased 20 percent compared with fiscal 2012 sales levels.  Our fiscal 2014 fourth-quarter sales totaled $68.1 million, which is an 11 percent increase over the fourth quarter of the prior year and represents the strongest quarterly sales performance ever for our current business.  Our sales growth during fiscal 2014 was primarily driven by increased national account practice sales, especially in the Education practice, and by the launch of the re-created The 7 Habits of Highly Effective People – Signature Program (The 7 Habits Signature Program) late in the second quarter.  The following table sets forth consolidated sales data by category and by our primary delivery channels (in thousands):

YEAR ENDED AUGUST 31,	2014	Percent change	2013	Percent change	2012
Sales by Category:
Training and consulting services	$193,720	8	$178,656	13	$158,779
Products	7,518	(7)	8,114	(4)	8,456
Leasing	3,927	(5)	4,154	29	3,221
	$205,165	7	$190,924	12	$170,456

Sales by Channel:
U.S./Canada direct	$99,128	2	$96,899	12	$86,698
International direct	28,588	(3)	29,558	3	28,773
International licensees	17,065	10	15,452	8	14,301
National account practices	48,645	31	37,042	35	27,367
Self-funded marketing	5,938	1	5,866	(30)	8,368
Other	5,801	(5)	6,107	23	4,949
	$205,165	7	$190,924	12	$170,456

We believe that ongoing investments in curriculum development and increasing the size of our sales force will help us maintain favorable sales growth momentum in future periods.

Our gross profit for fiscal 2014 increased seven percent to $138.3 million, compared with $129.0 million in the prior year, primarily due to increased sales.  Our gross margin, which is gross profit as a percent of sales, was essentially unchanged at 67.4 percent compared with 67.6 percent in fiscal 2013.

Our operating expenses increased $6.1 million compared with fiscal 2013 primarily due to a $5.0 million increase in selling, general, and administrative expenses, a $0.8 million increase in amortization expense, and a $0.4 million increase in depreciation expense.  The increase in selling, general, and administrative expenses was primarily related to the addition of new sales-related personnel, increased commissions on higher sales, marketing, and additional expenses resulting from the acquisition of NinetyFive 5 LLC (NinetyFive 5) in fiscal 2013, which was included in our operations for the full year in fiscal 2014 compared with only a partial year in fiscal 2013.

Increased sales and favorable operating margins combined to increase our fiscal 2014 income from operations 15 percent to $24.8 million, compared with $21.6 million in the prior year.  Including the benefit of foreign tax credits, which reduced our effective income tax rate to approximately 17 percent in fiscal 2014, our net income increased 26 percent to $18.1 million, or $1.07 per diluted share, compared with $14.3 million, or $.80 per diluted share, in fiscal 2013.

Further details regarding these items can be found in the comparative analysis of fiscal 2014 with fiscal 2013 as discussed within this management’s discussion and analysis.

Our liquidity position remained strong during fiscal 2014 and we had $10.5 million of cash and cash equivalents at August 31, 2014 compared with $12.3 million at August 31, 2013.  Our net working capital (current assets minus current liabilities) increased to $50.1 million at August 31, 2014 compared with $38.2 million at the end of fiscal 2013.  For further information regarding our cash flows and liquidity refer to the Liquidity and Capital Resources discussion found later in this management’s discussion and analysis.

Business Overview

We believe that the combination of: (1) creating best-in-class content and solutions in each of our practice areas, and continuing to invest in the refinement and expansion of each of our content categories; and (2) significantly increasing the size and capabilities of our various sales and content-delivery channels are the foundation of our long-term strategic growth plan.  Each year we make significant investments in the development and enhancement of our existing content, and the development of new services, features, and products that help individuals and organizations achieve their own great purposes.  We expect to continue the introduction of new or refreshed content and delivery methods and consider them key to our long-term success.  At the same time, we continue to make substantial investments each year to expand the size and capabilities of our sales and delivery forces to take our solutions to market in a way which attracts and retains client organizations.

One of our key strategic objectives is to consistently deliver quality results to our clients.  This initiative is focused on ensuring that our content and offerings are best-in-class, and that they have a measurable, lasting impact on our clients’ results.  We believe that measurable improvement in our clients’ organizations is key to retaining current clients and to obtaining new sales opportunities.

During the third quarter of fiscal 2014 we acquired the assets of Red Tree, Inc. (Red Tree), a company that provides training, consulting, and coaching designed to help organizations effectively manage and engage the “Millennial Generation” in their workforces.  We believe the acquired curriculum will complement our existing training curriculums and provide opportunities for growth in future periods.

We also invested significant capital during fiscal 2014 for the re-creation of our best-selling program, The 7 Habits of Highly Effective People – Signature Edition.  The re-creation of this program includes updated video segments that improve our ability to use content internationally, refreshed content, and new implementation tools, including an app that is available for most portable electronic devices.  We believe that our commitment to the development and improvement of our core offerings is a key to our future growth.

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

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2014, fiscal 2013, and fiscal 2012 refer to the twelve-month periods ended August 31, 2014, 2013, 2012, and so forth.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years indicated, the percentage of total sales represented by the line items through income before income taxes in our consolidated income statements.  This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements.

YEAR ENDED AUGUST 31,	2014	2013	2012
Sales:
Training and consulting services	94.4%	93.6%	93.1%
Products	3.7	4.2	5.0
Leasing	1.9	2.2	1.9
Total sales	100.0	100.0	100.0

Cost of sales:
Training and consulting services	30.0	29.8	30.6
Products	1.7	1.6	2.3
Leasing	0.9	1.0	1.0
Total cost of sales	32.6	32.4	33.9
Gross profit	67.4	67.6	66.1

Selling, general, and administrative	51.7	53.0	52.5
Depreciation	1.7	1.6	1.8
Amortization	1.9	1.7	1.5
Total operating expenses	55.3	56.3	55.8
Income from operations	12.1	11.3	10.3
Interest income	0.2	0.3	0.0
Interest expense	(1.1)	(1.2)	(1.4)
Discount on related party receivable	(0.6)	(0.2)	(0.8)
Other income, net	-	0.0	-
Income before income taxes	10.6%	10.2%	8.1%

FISCAL 2014 COMPARED WITH FISCAL 2013

Sales

We offer a variety of training courses, consulting services, and training-related products that are focused on solving organizational problems which require a change in human behavior.  Our training and consulting solutions are provided both domestically and internationally through our sales force, client facilitators, international licensees, and the internet on various web-based delivery platforms.  The following sales analysis for the fiscal year ended August 31, 2014 is based on activity through our primary delivery channels as shown in the preceding comparative sales table.

U.S./Canada Direct – This channel includes our four regional sales offices that serve clients in the United States and Canada, and our government services group.  Increased sales at each of our regional sales offices during fiscal 2014 was partially offset by decreased government services sales.  Excluding the government services group, sales increased at our regional sales offices by $7.3 million, or 9 percent, compared with the prior year.  The increase over the prior year at our regional sales offices was primarily due to the launch of the re-created The 7 Habits Signature Program during the second half of fiscal 2014 and increased Execution practice sales.  Execution practice revenues continue to improve compared with the prior year primarily due to increased demand and new contracts for this offering.  During fiscal 2014, government services revenues decreased $5.1 million, primarily due to the timing of renewals for a large government contract throughout the year.  We anticipated a renewal of this contract during our fourth quarter of fiscal 2014; however, the renewal timeframe was slightly longer than we anticipated and we were awarded a renewal of this contract in the first week of September 2014 for services to be delivered over the next nine months.

At August 31, 2014, our corporate pipeline of booked days and awarded revenue remains strong, and our current outlook for growth in fiscal 2015 and future periods is encouraging for this channel.  In addition to building our pipeline of prospective business, we believe continued growth in this channel is also dependent on our ability to hire and train additional qualified sales professionals.  As these additional sales professionals are hired and “ramp up” to expected sales levels in subsequent years, we believe that we will generate significant incremental revenues.  However, there can be no guarantee that we will be able to hire sufficient numbers of qualified sales people, and that they will be able to achieve expected sales performance goals.

International Direct – Our directly owned international offices are located in Australia, Japan, and the United Kingdom.  For the fiscal year ended August 31, 2014, increased sales at our offices in the United Kingdom, Australia, and South Korea were offset by decreased sales at our office in Japan.  The launch of the re-created The 7 Habits Signature Program, which was released in North America, Australia, and the United Kingdom during the second quarter of fiscal 2014, had a favorable effect on Australia and the United Kingdom as our office in the United Kingdom had its strongest fiscal year ever (subsequent to the sale of its product division) and increased its sales 27 percent compared with the prior year.  Our office in Australia also had good sales performance, experienced its strongest fourth quarter ever, and overcame decreased sales in prior quarters of fiscal 2014.  For the fiscal year ended August 31, 2014 Australia increased its sales by $0.1 million compared with the prior year.  During fiscal 2014 we opened a direct office in South Korea, which had sales totaling $0.5 million during the fiscal year.  We sold the direct office operations in South Korea to one of our existing international licensees in August 2014, and we will only recognize royalty revenues from South Korea in future periods.

For fiscal 2014, our sales in Japan decreased $2.9 million compared with the prior year.  Sales in Japan were adversely impacted by exchange rates, particularly during the first half of fiscal 2014, and by decreased publishing sales.  Foreign exchange rates had a $1.8 million adverse impact on our sales in Japan during fiscal 2014.  Publishing sales, which are primarily dependent upon the release of new publications in Japanese, decreased by $0.7 million compared with fiscal 2013.  During fiscal 2014 we did not release any significant new publications in Japanese.  However, we believe that the fourth quarter launch of the re-created The 7 Habits Signature Program in Japanese will have a favorable impact on training sales at our Japan office during fiscal 2015.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  During fiscal 2014, certain of our foreign licensees, led by our Singapore/China licensee, had increased training sales, which resulted in a 10 percent increase in international licensee revenues compared to the prior year.  We believe that our continued efforts to support the licensees through additional program training, international branding, and the introduction of new products, such as The 7 Habits Signature Program in multiple languages, will have a favorable impact on licensee sales in fiscal 2015 and beyond.

National Account Practices – Our national account practices offer and sell content solutions that are not typically offered in our U.S/Canada direct geographic sales offices.  These offerings include, in the Education practice, The Leader In Me program designed for students primarily in K-6 elementary schools; Helping Clients Succeed from our Sales Performance practice; and Winning Customer Loyalty from our Customer Loyalty practice.  During fiscal 2014, sales increased in all three of our national account practices, which included a $6.2 million increase from our Education practice, a $3.7 million increase from our Sales Performance practice, and a $1.7 million increase from our Customer Loyalty practice.  We continue to see increased demand for The Leader in Me program in many school districts in the United States and in international locations, which contributed to a 27 percent increase in Education Practice revenues compared with fiscal 2013.  At August 31, 2014, over 1,900 elementary-level schools were using The Leader in Me curriculum.  We continue to make substantial investments in new sales personnel for our Education practice and expect that Education practice sales will continue to grow compared with prior periods.  The growth from our Sales Performance Practice was primarily due to the acquisition of NinetyFive 5, which occurred in the third quarter of fiscal 2013.  Our Customer Loyalty practice revenues grew on the strength of increased demand and new contracts for this offering during the fiscal year.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  Our self-funded marketing sales were essentially flat compared with the prior year.  Future growth in this channel is primarily dependent on the successful launch and acceptance of new publications and their acceptance in the marketplace.

Other – Our other sales are comprised primarily of leasing and shipping and handling revenues.  The decrease in other sales was primarily due to decreased leasing revenues on our corporate campus resulting from the expiration of a significant lease contract during August 2013.  During November 2013, we obtained a new lease contract for the vacant space with an unrelated tenant.  At August 31, 2014 our corporate campus was essentially fully leased.

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

Our consolidated gross profit for the fiscal year ended August 31, 2014 increased to $138.3 million compared with $129.0 million in fiscal 2013.  The increase was primarily due to increased sales for the fiscal year ended August 31, 2014 compared with the prior year.  Our consolidated gross margin remained essentially unchanged at 67.4 percent of sales in fiscal 2014 compared with 67.6 percent in the prior year.  The impact of increased intellectual property sales, facilitator sales, and international licensee sales (all of which have higher gross margins than the majority of our other services) was offset by increased coaching sales in our Education practice and increased capitalized curriculum amortization costs, primarily resulting from costs to re-create The 7 Habits Signature Program.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2014	2013	$ Change	% Change
Selling, general, and administrative	$106,164	$101,176	$4,988	5
Depreciation	3,383	3,008	375	12
Amortization	3,954	3,191	763	24
	$113,501	$107,375	$6,126	6

Selling, General and Administrative (SG&A) – The increase in SG&A expenses over the prior year was primarily due to 1) a $3.8 million increase related to the addition of new sales-related personnel, increased commissions on higher sales, marketing, and other advertising and promotional costs related to strategic sales initiatives; 2) a $2.2 million increase in Sales Performance practice expenses resulting from the acquisition of NinetyFive 5 in the third quarter of fiscal 2013; 3) a $0.4 million impairment of long-term receivables from FC Organizational Products (FCOP, and refer to discussion below); and 4) a $0.4 million increase in software contract costs and for professional services.  The impact of these increased expenses was partially offset by a $1.6 million reduction in the fair value of estimated contingent earn out payments from the acquisition of NinetyFive 5 and by decreased short-term incentive plan bonus expense as certain annual financial targets were not met at August 31, 2014.

The acquisition of NinetyFive 5 requires us to reassess the fair value of the contingent earn out payments each reporting period.  Changes to the fair value of the expected amount of contingent consideration to be paid are required to be classified as an operating expense.  The change in the fair value of expected payments may significantly increase or decrease our SG&A expenses in future periods.

Depreciation – Depreciation expense for fiscal 2014 increased compared with fiscal 2013 primarily due to the addition of computer software and hardware, and leasehold improvements at our corporate campus during fiscal 2014.  Based on capital asset acquisitions in fiscal 2014 and expected purchases during fiscal 2015, we anticipate depreciation expense will total approximately $4.3 million in fiscal 2015.

Amortization – Amortization expense from definite-lived intangible assets increased over the prior year due to the acquisitions of NinetyFive 5 during fiscal 2013 and Red Tree, Inc. in fiscal 2014.  Based on current carrying amounts of intangible assets and remaining estimated useful lives, we anticipate amortization expense from intangible assets will total $3.8 million in fiscal 2015.

Discount on Related Party Receivable

We record receivables from FCOP for reimbursement of certain operating costs, office space rent, and for working capital and other advances that we make, even though we are not contractually required to make advances or absorb the losses of FCOP.  Based on expected payment, some of these receivables are recorded as long-term receivables and are required to be recorded at net present value.  We discounted the long-term portion of the FCOP receivable based on forecasted repayments at a discount rate of 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP.

Throughout fiscal 2014 we were optimistic about FCOP’s financial performance, as they improved their cash flows and did not request working capital advances during calendar 2014.  However, subsequent to August 31, 2014, we received new projected earnings and cash flow information that reflected weaker sales of certain accessory products, which have a significant adverse impact on expected earnings and cash flows in future periods.  Accordingly, we determined that an additional $0.6 million discount and a corresponding $0.4 million impairment charge were needed to reduce the long-term receivable from FCOP to its net realizable value and net present value.  As a result of lower estimated future cash flows at FCOP, we may not be able to recognize lease revenue from FCOP in future periods.

Income Taxes

Our effective income tax rate for the fiscal year ended August 31, 2014 was approximately 17 percent, compared with approximately 26 percent in fiscal 2013.  Our effective tax rate decreased primarily due to the benefit of foreign tax credits we plan to claim for fiscal 2008 through fiscal 2010.  During those years we either generated or used net operating loss carryforwards and were unable to utilize foreign tax credits and therefore took foreign tax deductions.  At August 31, 2014 we have no remaining U.S. federal net operating loss carryforwards.  Additionally, overall taxable income and foreign source income in fiscal 2014 were sufficient to utilize all of the foreign tax credits generated during the fiscal year, plus additional credits generated in prior years.  Based on these factors and our projected taxable income and foreign source income, we decided to amend our U.S. federal income tax returns from fiscal 2008 through fiscal 2010 to claim foreign tax credits instead of foreign tax deductions.  The net tax benefit recognized, resulting from the decision to claim these additional foreign tax credits, totaled $4.2 million in fiscal 2014.  After we file the amended federal returns for fiscal 2008 through fiscal 2010, we will have no remaining tax returns that we can decide to amend to claim foreign tax credits instead of tax deductions.  We therefore expect our effective income tax rate to be closer to statutory tax rates for fiscal 2015 and future years.

We paid $6.3 million in cash for income taxes during fiscal 2014, primarily for payment on our income tax liabilities at August 31, 2013, and an unusually large estimated tax payment in a foreign jurisdiction resulting from a six-day change to their fiscal calendar.  We believe that we will recover any amounts paid in excess of our tax liability after we file our income tax return in that jurisdiction in fiscal 2015.  We anticipate that our cash paid for income taxes will be less than our income tax provision in fiscal 2015 and fiscal 2016 as we utilize foreign tax credit carryforwards and other deferred income tax assets.  After utilization of our existing foreign tax credit carryforwards, which we currently expect to be fully used by the end of fiscal 2016, we expect that our cash paid for income taxes will increase and approximate our income tax provision.

FISCAL 2013 COMPARED WITH FISCAL 2012

Sales

For the fiscal year ended August 31, 2013, our consolidated sales increased by $20.5 million, or 12 percent, to $190.9 million.  The following sales analysis for the fiscal year ended August 31, 2013 is based on activity through our primary sales channels as previously defined.

U.S./Canada Direct Offices – During fiscal 2013, sales through our regional offices increased by $12.3 million, or 18 percent, compared with the prior year.  Increased sales through our regional sales offices were generally broad-based across our content and practice areas and were favorably impacted by increased facilitator and intellectual property license sales when compared with fiscal 2012.  During fiscal 2013 we held additional marketing events and increased the number of sales and sales support personnel.  We believe that the additional events and sales personnel were key drivers of increased sales at our regional sales offices during the year.  Partially offsetting increased regional office sales was a $2.1 million decline in government services sales.  Our government services revenues were adversely affected by government sequestration, and the contracting timeframe for a large government contract.

International Direct Offices – For the fiscal year ended August 31, 2013, sales increased at all of our international direct offices, which were led by a $0.5 million improvement at our office in Australia.  Sales increased by $0.2 million at our office in Japan and by $0.1 million in the United Kingdom.  However, the translation of international sales into U.S. dollars had a $3.4 million adverse impact on reported sales as the U.S. dollar strengthened during fiscal 2013, particularly against the Japanese Yen.  In fiscal 2013, sales at our Japan office (denominated in Yen) increased by 17 percent compared with fiscal 2012.

International Licensees – In fiscal 2013, international licensee royalties increased $1.2 million compared with the prior year as many of our licensees reported strengthening sales in their countries during the year.

National Account Practices – The increase in revenue from our national account practices was due to increased sales in our Education and Sales Performance Practices.  During fiscal 2013, we experienced increased demand for The Leader in Me program in many school districts in the United States and in international locations, which contributed to a $9.0 million, or 64 percent, increase in Education practice revenues compared with fiscal 2012.  At August 31, 2013, over 1,500 elementary level schools were using The Leader in Me program.  We completed the acquisition of NinetyFive 5 during the third quarter of fiscal 2013, which was added as a component of the Sales Performance practice.  Primarily as a result of this acquisition, our Sales Performance practice sales increased by $1.0 million compared with the prior year.  These increases were partially offset by a $0.3 million decrease in Customer Loyalty practice sales during fiscal 2013.

Self-Funded Marketing – The decrease in self-funded marketing sales was mainly due to book and audio distribution royalties received in the first and third quarters of fiscal 2012 that did not repeat in fiscal 2013.

Other – The increase in other sales was primarily due to increased leasing revenues resulting from new lease contracts at our corporate headquarters.  However, during August 2013 one of our significant lease contracts expired.  Our lease revenues were adversely impacted in fiscal 2014 compared to prior periods until this available space was leased.

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

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2013	2012	$ Change	% Change
Selling, general, and administrative	$101,176	$89,462	$11,714	13
Depreciation	3,008	3,142	(134)	(4)
Amortization	3,191	2,499	692	28
	$107,375	$95,103	$12,272	13

Selling, General and Administrative – The increase in SG&A expenses during fiscal 2013 was primarily due to 1) an $8.6 million increase in associate costs primarily related to additional commissions and bonuses on significantly higher sales in fiscal 2013 and investments in new sales-related personnel; 2) a $1.7 million increase in advertising and promotional costs that were primarily related to strategic initiatives which we believe had a favorable impact on our fiscal year’s sales; 3) a $1.2 million increase in travel expenses related primarily to marketing activities and increased training sales activity during the fiscal year; and 4) a $0.4 million increase in legal expenses that was due to the fiscal 2012 reimbursement of certain legal fees by FCOP and which did not repeat in fiscal 2013.  These increases were partially offset by a $0.2 million decrease in non-cash share-based compensation.

Depreciation – Depreciation expense for fiscal 2013 decreased primarily due to certain assets becoming fully depreciated.

Amortization – Amortization expense from definite-lived intangible assets increased due to the acquisition of NinetyFive 5 during fiscal 2013.

Interest Income

The increase in interest income was attributable to the accretion of interest on previously discounted long-term receivables from FCOP.  Interest income is computed using the effective interest method using a rate of 15 percent, which was the discount rate at which these receivables were marked to estimated net present value.

Income Taxes

Our effective tax rate for the fiscal year ended August 31, 2013 was approximately 26 percent compared with 43 percent in fiscal 2012.  Our effective tax rate decreased primarily due to the benefit of foreign tax credits that as of August 31, 2013 we planned to claim for fiscal 2003 through fiscal 2007.  During those years we either generated or used net operating loss carryforwards and were unable to utilize foreign tax credits and instead took foreign tax deductions.  As of August 31, 2013 we had no remaining U.S. federal net operating loss carryforwards.  Additionally, overall taxable income and foreign source income in fiscal 2013 were sufficient to utilize all of the foreign tax credits generated during the fiscal year, plus additional credits generated in prior years.  Based on these factors and our projected taxable income and foreign source income, we decided to amend our U.S. federal income tax returns from fiscal 2003 through fiscal 2007 to claim foreign tax credits instead of foreign tax deductions.  The net tax benefit from claiming these additional foreign tax credits totaled $2.4 million in fiscal 2013.

ENTERPRISE INFORMATION

Our sales are primarily comprised of training and content sales and related products such as books, audio, and training accessories.  Based on the consistent nature of our services and products and the types of customers for these services, we function as a single operating segment.  Additional enterprise financial information, including geographical information, can be found in the notes to our consolidated financial statements (Note 15).

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for the fiscal years ended August 31, 2014 and 2013.  The quarterly consolidated financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods.  Results of any one or more quarters are not necessarily indicative of continuing trends (in thousands, except for per-share amounts).

YEAR ENDED AUGUST 31, 2014 (unaudited)
	November 30	March 1	May 31	August 31
Net sales	$43,418	$46,506	$47,131	$68,109
Gross profit	30,031	31,411	29,884	46,940
Selling, general, and administrative	24,752	25,707	25,017	30,686
Depreciation	784	816	866	917
Amortization	989	989	983	993
Income from operations	3,506	3,899	3,018	14,344
Income before income taxes	2,947	3,307	2,394	13,112
Net income	1,719	1,971	1,922	12,456

Net income per share:
Basic	$.10	$.12	$.11	$.74
Diluted	.10	.12	.11	.73

YEAR ENDED AUGUST 31, 2013 (unaudited)
	December 1	March 2	June 1	August 31
Net sales	$44,061	$40,430	$44,859	$61,574
Gross profit	29,559	27,284	29,435	42,712
Selling, general, and administrative	22,943	22,691	23,661	31,880
Depreciation	702	722	752	833
Amortization	622	619	960	990
Income from operations	5,292	3,252	4,062	9,009
Income before income taxes	4,693	2,669	3,527	8,509
Net income	2,897	1,592	2,111	7,719

Net income per share:
Basic	$.16	$.09	$.13	$.47
Diluted	.15	.08	.13	.47

Our fourth quarter of each fiscal year has higher sales and operating income than other fiscal quarters primarily due to increased revenues in our Education practice (when school administrators and faculty have professional development days) and to increased facilitator sales that typically occur during that quarter resulting from year-end incentive programs.  Overall, training sales are moderately seasonal because of the timing of corporate training, which is not typically scheduled as heavily during holiday and certain vacation periods.  Quarterly fluctuations may also be affected by other factors including the introduction of new offerings, business acquisitions, the addition of new organizational customers, and the elimination of underperforming offerings.

In the fourth quarters of fiscal 2014 and 2013, we decided to amend previous years’ income tax returns to claim foreign tax credits rather than foreign tax deductions.  For further information regarding our income taxes refer to the notes to our consolidated financial statements as found in Item 8 of this report, and in the comparative discussions for our results of operations as found in this management’s discussion and analysis.

For more information on our quarterly results of operations, refer to our quarterly reports filed on Form 10-Q as filed with the SEC.  Our quarterly reports for the periods indicated are available free of charge at www.sec.gov.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Our liquidity position remained strong during fiscal 2014 and we believe that our capital resources are adequate for continued growth in future periods.  At August 31, 2014 we had $10.5 million of cash and cash equivalents compared with $12.3 million at August 31, 2013 and our net working capital (current assets less current liabilities) increased to $50.1 million compared with $38.2 million at August 31, 2013.  Of our $10.5 million in cash and cash equivalents at August 31, 2014, $2.7 million was held at our foreign subsidiaries.  We routinely repatriate earnings from our foreign subsidiaries for which U.S. taxes have previously been provided and consider foreign cash a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services and content in the normal course of business, and proceeds from our available $10.0 million revolving line of credit.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), working capital expansion, business acquisitions, and repayment of our financing obligation.  During fiscal 2014, our cash flows and liquidity have been affected by increased capital spending as discussed in the section entitled “cash flows from investing activities and capital expenditures” found below.

During fiscal 2013 we entered into the Third Modification Agreement (the Third Modification Agreement) to our previously existing amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The primary purposes of the Third Modification Agreement were to extend the maturity date of the Restated Credit Agreement from March 31, 2015 to March 31, 2016 and to increase the caps for permitted business acquisitions.  The Third Modification Agreement continues to provide a revolving line of credit facility with a maximum borrowing amount of $10.0 million with interest at LIBOR plus 2.50 percent.  At August 31, 2014 we had no obligations payable on our Restated Credit Agreement.

We may use our line of credit facility for general corporate purposes as well as for other transactions, unless specifically prohibited by the terms of the line of credit agreement.  The Restated Credit Agreement and subsequent modifications also contain customary representations and guarantees as well as provisions for repayment and liens.  In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including (i) a funded debt to EBITDAR ratio requirement of less than 3.00 to 1.00; (ii) a fixed charge coverage ratio requirement in excess of 1.5 to 1.0; and (iii) an $8.0 million limitation on capital expenditures, excluding capitalized curriculum development.  At August 31, 2014, we believe that we were in compliance with the terms and financial covenants applicable to the Restated Credit Agreement and its subsequent modifications.

In addition to potential obligations from our Restated Credit Facility, we have a long-term lease on our corporate campus that expires in 2025 and is accounted for as a long-term financing obligation.

The following table summarizes our cash flows from operating, investing, and financing activities for the past three years (in thousands):

YEAR ENDED AUGUST 31,	2014	2013	2012
Total cash provided by (used for):
Operating activities	$18,124	$15,528	$15,562
Investing activities	(17,424)	(9,583)	(4,392)
Financing activities	(2,445)	(3,834)	(3,192)
Effect of exchange rates on cash	(63)	(831)	17
Increase (decrease) in cash and cash equivalents	$(1,808)	$1,280	$7,995

Cash Flows from Operating Activities

Our cash provided by operating activities increased to $18.1 million for the fiscal year ended August 31, 2014 compared with $15.5 million in fiscal 2013.  The increase in our cash flows from operating activities was primarily due to improved operating results for the fiscal year, which were partially offset by increased cash used to support investments in working capital, including a significant increase in accounts receivable primarily resulting from increased fourth quarter fiscal 2014 sales, increased inventories, and an income tax payment in Japan that we expect to recover when our income taxes are filed in that jurisdiction.  Our primary source of cash from operating activities during fiscal 2014 was the sale of services and content to our customers in the normal course of business.  The primary uses of cash for operating activities were payments to suppliers for materials used in products sold, payments for direct costs necessary to conduct programs, and payments for selling, general, and administrative expenses.

Cash Flows from Investing Activities and Capital Expenditures

Our primary uses of cash for investing activities during fiscal 2014 included curriculum development, business acquisition costs, including the final contingent earn out payment from the acquisition of CoveyLink and payments to the former owners of NinetyFive 5 as part of the initial acquisition price, and the purchase of property and equipment in the normal course of business.

For the fiscal year ended August 31, 2014, we spent $7.8 million on capitalized curriculum, primarily for the re-creation of The 7 Habits Signature Program, which is our best-selling solution and is sold throughout the world.  For fiscal 2015, we anticipate that our expenditures for capitalized curriculum will decrease to approximately $5.0 million.

Our cash used for business acquisition activities totaled $6.2 million during fiscal 2014.  In March 2014 we paid $3.5 million to the former owners of CoveyLink for the final of five potential annual earn out payments.  The annual contingent earn out payments were based on earnings growth over the specified measurement period and were classified as goodwill on our consolidated balance sheets when paid.

During the third quarter of fiscal 2013 we completed the acquisition of NinetyFive 5, an entity that provides sales success training services.  The consideration for the acquisition consisted of an initial $4.2 million payable in four installments through December 2013, and additional potential earn out payments up to a maximum of $8.5 million based on cumulative EBITDA as set forth in the purchase agreement.  During December 2013, we paid the final installment to the former owners of NinetyFive 5 and made cash payments totaling $2.3 million for this acquisition during fiscal 2014.  We also have a contingent payment liability to the former owners of NinetyFive 5 that is required to be recorded at fair value.  At August 31, 2014 the fair value of this liability was $2.5 million, which was recorded as a component of other long-term liabilities on our consolidated balance sheet.  Currently it is uncertain as to whether, or when, the various targets under the arrangement will be met; therefore, this potential liability will continue to be re-measured to fair value at the end of each reporting period.

We completed the acquisition of Red Tree, Inc. during the third quarter of fiscal 2014.  Red Tree provides training, consulting, and coaching designed to help organizations effectively manage and engage the

 “Millennial Generation” in their workforces.  The purchase price totaled $0.5 million in cash, which was paid at the closing of the purchase agreement.

Our purchases of property and equipment, which totaled $3.5 million, consisted primarily of computer hardware, computer software, and leasehold improvements.  We currently anticipate that our purchases of property and equipment will total approximately $3.8 million in fiscal 2015.  We intend to replace our existing enterprise resource planning software beginning in fiscal 2015, which may result in increased capital spending compared with current expectations.

Cash Flows from Financing Activities

During fiscal 2014, our net cash used for financing activities totaled $2.4 million compared with $3.8 million in the prior year.  Our uses of cash for financing activities primarily consisted of $4.4 million used to repurchase shares of common stock (for shares withheld as minimum statutory taxes on share-based compensation awards), and $1.2 million used for principal payments on our long-term financing obligation.  Partially offsetting these uses of cash were $2.5 million of income tax benefits from share-based compensation awards and $0.6 million of cash received from participants in our employee stock purchase plan.

During fiscal 2012 we announced the approval of a plan to repurchase up to $10.0 million of our common stock.  We intend to use cash in excess of $10.0 million, provided we have no balance outstanding on our line of credit, for the purchases.  Through August 31, 2014, we have purchased a total of 73,320 shares of our common stock for $0.8 million.  Purchases of our common stock under this approved plan will increase the use of cash for financing activities in future periods.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligation, and meet other working capital requirements during fiscal 2015 from current cash balances and future cash flows from operating activities.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available revolving line of credit and other financing alternatives, if necessary, for these expenditures.  Our Restated Credit Agreement expires in March 2016 and we expect to renew the Restated Credit Agreement on a regular basis to maintain the long-term borrowing capacity of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

We believe that our existing cash and cash equivalents, cash generated by operating activities, and availability of external funds as described above, will be sufficient for us to maintain our operations in the foreseeable future.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, macroeconomic activity, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors.  Some of the factors that influence our operations are not within our control, such as general economic conditions and the introduction of new offerings and technology by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Required contractual payments primarily consist of lease payments resulting from the sale of our corporate campus (financing obligation); minimum operating lease payments primarily for domestic regional and foreign office space; short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; and payments to HP Enterprise Services (HP) for outsourcing services related to information systems, warehousing, and distribution services.  Our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Required lease payments on corporate campus	$3,373	$3,440	$3,509	$3,579	$3,651	$22,679	$40,231
Minimum operating lease payments(1)	1,837	1,542	533	214	219	366	4,711
Purchase obligations	4,112	-	-	-	-	-	4,112
Minimum required payments to HP for outsourcing services(2)	2,222	1,383	-	-	-	-	3,605
Total expected contractual obligation payments(3)	$11,544	$6,365	$4,042	$3,793	$3,870	$23,045	$52,659

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

(3)
We owe the former owners of NinetyFive 5 potential contingent earn out payments based on financial performance under the terms of the fiscal 2013 NinetyFive 5 acquisition agreement.  The maximum amount of the potential earn out payments is $8.5 million, but the actual amounts paid may differ based on the achievement of performance objectives.  At August 31, 2014, we are unable to reasonably estimate the timing of and the amounts of the actual payments, but we have recorded a $2.5 million liability for the fair value of these estimated contingent payments.

Our contractual obligations presented above exclude unrecognized tax benefits of $3.5 million for which we cannot make a reasonably reliable estimate of the amount and period of payment.  For further information regarding our unrecognized tax benefits, refer to the notes to our consolidated financial statements as presented in Part II, Item 8 of this report on Form 10-K.

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

Our international strategy includes the use of licensees in countries where we do not have a wholly owned operation.  Licensee companies are unrelated entities that have been granted a license to translate our content and curriculum, adapt the content and curriculum to the local culture, and sell our training seminars and products in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of their sales to clients.  We recognize royalty income each period based upon the sales information reported to us from our licensees.  International royalty revenue is reported as a component of training and consulting service sales in our consolidated income statements.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Share-Based Compensation

Our shareholders have approved performance-based long-term incentive plans (LTIP) that provide for grants of share-based performance awards to certain managerial personnel and executive management as directed by the Organization and Compensation Committee of the Board of Directors.  The number of common shares that are vested and issued to LTIP participants is variable and is based upon the achievement of specified financial performance objectives during defined performance periods.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the number of shares expected to be awarded based upon actual and estimated financial results of the Company compared with the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the estimated probable number of common shares to be awarded.

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

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at August 31, 2014 would decrease our reported income from operations by approximately $0.1 million.

For further information regarding the calculation of our allowance for doubtful accounts, refer to the notes to our financial statements as presented in Item 8 of this report on Form 10-K.

Related Party Receivable

At August 31, 2014, we had receivables from FC Organizational Products, an entity in which we own 19.5 percent, for reimbursement of certain operating costs and for working capital and other advances, even though we are not obligated to provide advances to, or fund the losses of FCOP.  We make use of estimates to account for these receivables, including estimates of the collectability of amounts receivable from FCOP in future periods and, based upon revisions to the timing of estimated collections in fiscal 2012, we were required to reclassify a portion of the receivable from current to long-term.  In accordance with applicable accounting guidance, we were required to discount the long-term portion of the receivable to its net present value using an estimated effective borrowing rate for FCOP.

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

Our assessments regarding the collectability of the FCOP receivable require us to make assumptions and judgments regarding the financial health of FCOP and are dependent on projected financial information for FCOP in future periods.  Such financial information contains inherent uncertainties, and is subject to factors that are not within our control.  Failure to receive projected cash flows from FCOP in future periods may result in adverse consequences to our liquidity, financial position, and results of operations.

For further information regarding our investment in FCOP, refer to the notes to our financial statements as presented in Item 8 of this report on Form 10-K.

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are reduced to their fair market value through the use of inventory valuation reserves, which are recorded during the normal course of business.  Our inventory valuation calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory valuation methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have an adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory valuation reserves at August 31, 2014 would decrease our reported income from operations by $0.1 million.

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

Our impairment evaluation calculations for goodwill and the Covey trade name contain uncertainties because they require us to make assumptions and apply judgment in order to qualitatively assess the fair value of these assets, and may require estimated future cash flows, an estimated appropriate royalty rate, and an estimated discount rate that reflects the inherent risk of future cash flows when these assets are evaluated on a quantitative basis.  If forecasts and assumptions used to support the carrying value of our indefinite-lived intangible asset change in future periods, significant impairment charges could result that would have an adverse effect upon our results of operations and financial condition.  The valuation methodologies for both indefinite-lived intangible assets and goodwill are also dependent upon the share price of our common stock and our corresponding market capitalization, which may differ from estimated royalties used in our impairment testing.  Based upon the fiscal 2014 evaluation of the Covey trade name and goodwill, our trade-name related revenues, licensee royalties, consolidated sales, and market capitalization would have to suffer significant reductions before we would be required to impair these long-lived assets.

The acquisition of NinetyFive 5 in fiscal 2013 requires us to reassess the fair value of the contingent earn out payments each reporting period.  Although subsequent changes to the contingent consideration liability do not affect the goodwill generated from the acquisition transaction, the valuation of expected contingent consideration requires us to estimate future sales and profitability.  These estimates require the use of numerous assumptions, many of which may change frequently and lead to increased or decreased operating income in future periods.  For instance, we recorded reductions totaling $1.6 million to the fair value of the expected contingent earn out payment during fiscal 2014 which resulted in a corresponding reduction of selling, general, and administrative expenses.

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

REGULATORY COMPLIANCE

We are registered in states in which we do business that have a sales tax and we collect and remit sales or use tax on sales made in these jurisdictions.  Compliance with environmental laws and regulations has not had a material effect on our operations.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by us in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales growth, expected introduction of new or refreshed offerings, future training and consulting sales activity, renewal of existing contracts, the release and success of new publications, anticipated expenses, the adequacy of existing capital resources, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, the seasonality of future sales, expectations about attracting new tenants to occupy vacant space at our corporate campus, the seasonal fluctuations in cash used for and provided by operating activities, future compliance with the terms and conditions of our Restated Credit Agreement, the ability to borrow on, and renew, our Restated Credit Agreement, expectations regarding income tax expenses as well as tax assets and credits and the amount of cash expected to be paid for income taxes, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this annual report on Form 10-K for the fiscal year ended August 31, 2014, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; adverse effects on certain licensee’s performance due to civil unrest in some of the countries where our licensees operate; and other factors which may adversely affect our business.

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

The market price of our common stock has been and may remain volatile.  In addition, the stock markets in general have experienced increased volatility.  Factors such as quarter-to-quarter variations in revenues and earnings or losses and our failure to meet expectations could have a significant impact on the market price of our common stock.  In addition, the price of our common stock can change for reasons unrelated to our performance.  Due to our relatively low market capitalization, the price of our common stock may also be affected by conditions such as a lack of analyst coverage and fewer potential investors.

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

Foreign Exchange Sensitivity

Due to the global nature of our operations, we are subject to risks associated with transactions that are denominated in currencies other than the United States dollar, as well as the effects of translating amounts denominated in foreign currencies to United States dollars as a normal part of the reporting process.  The objective of our foreign currency risk management activities is to reduce foreign currency risk in the consolidated financial statements.  In order to manage foreign currency risks, we may make limited use of foreign currency forward contracts and other foreign currency related derivative instruments.  However, we did not utilize any foreign currency forward or related derivative contracts during fiscal 2014, fiscal 2013, or fiscal 2012.

Interest Rate Sensitivity

At August 31, 2014, we did not have any amounts drawn on our revolving line of credit.  Accordingly, our long-term obligations consisted primarily of a long-term lease agreement (financing obligation) associated with the sale of our corporate headquarters facility, deferred income taxes, and the fair value of expected earn out payments from the acquisition of NinetyFive 5.  Our overall interest rate sensitivity is therefore primarily influenced by any amounts borrowed on our revolving line of credit facility and the prevailing interest rate on this instrument, which may create additional expense if interest rates increase in future periods.  The effective interest rate on the line of credit facility was 2.7 percent at August 31, 2014 and we do not currently anticipate significant borrowings on the line of credit in the foreseeable future.  Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent.

During the fiscal years ended August 31, 2014, 2013, and 2012, we were not party to any interest rate swap agreements or similar derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Franklin Covey Co.

We have audited Franklin Covey Co.’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria).  Franklin Covey Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Franklin Covey Co. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Franklin Covey Co. as of August 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2014 and our report dated November 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
November 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Franklin Covey Co.

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. as of August 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Covey Co. at August 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Covey Co.’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
November 14, 2014

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2014	2013
In thousands, except per-share data

ASSETS
Current assets:
Cash and cash equivalents	$10,483	$12,291
Accounts receivable, less allowance for doubtful accounts of $918 and $982	61,490	52,684
Receivable from related party	1,851	3,305
Inventories	6,367	4,321
Income taxes receivable	2,432	-
Deferred income tax assets	4,340	4,685
Prepaid expenses and other current assets	6,053	3,822
Total current assets	93,016	81,108

Property and equipment, net	17,271	17,180
Intangible assets, net	57,177	60,654
Goodwill	19,641	16,135
Long-term receivable from related party	3,296	4,453
Other long-term assets	14,785	9,875
	$205,186	$189,405

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$1,298	$1,139
Accounts payable	12,001	9,294
Income taxes payable	-	1,365
Accrued liabilities	29,586	31,140
Total current liabilities	42,885	42,938

Financing obligation, less current portion	26,078	27,376
Other liabilities	3,934	6,106
Deferred income tax liabilities	5,575	6,479
Total liabilities	78,472	82,899

Commitments and contingencies (Notes 7 and 8)

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	207,148	210,227
Retained earnings	58,496	40,429
Accumulated other comprehensive income	1,451	1,686
Treasury stock at cost, 10,266 shares and 10,759 shares	(141,734)	(147,189)
Total shareholders’ equity	126,714	106,506
	$205,186	$189,405

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEAR ENDED AUGUST 31,	2014	2013	2012
In thousands, except per-share amounts
Net sales:
Training and consulting services	$193,720	$178,656	$158,779
Products	7,518	8,114	8,456
Leasing	3,927	4,154	3,221
	205,165	190,924	170,456
Cost of sales:
Training and consulting services	61,474	56,864	52,161
Products	3,502	3,122	3,839
Leasing	1,923	1,949	1,773
	66,899	61,935	57,773
Gross profit	138,266	128,989	112,683

Selling, general, and administrative	106,164	101,176	89,462
Depreciation	3,383	3,008	3,142
Amortization	3,954	3,191	2,499
Income from operations	24,765	21,614	17,580

Interest income	427	614	18
Interest expense	(2,237)	(2,332)	(2,482)
Discount on related-party receivables	(1,196)	(519)	(1,369)
Other income, net	-	21	-
Income before income taxes	21,759	19,398	13,747
Provision for income taxes	(3,692)	(5,079)	(5,906)
Net income	$18,067	$14,319	$7,841

Net income per share:
Basic	$1.08	$0.83	$0.44
Diluted	1.07	0.80	0.43

Weighted average number of common shares:
Basic	16,720	17,348	17,772
Diluted	16,947	17,971	18,360

COMPREHENSIVE INCOME:
Net income	$18,067	$14,319	$7,841
Foreign currency translation adjustments	(235)	(1,724)	(182)
Comprehensive income	$17,832	$12,595	$7,659

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2014	2013	2012
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,067	$14,319	$7,841
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	7,326	6,131	5,698
Amortization of capitalized curriculum costs	2,824	1,891	1,816
Deferred income taxes	(679)	(1,739)	2,708
Share-based compensation expense	3,534	3,589	3,835
Excess income tax benefits from share-based compensation	(2,477)	(903)	-
Reduction of estimated earn out liability	(1,579)	-	-
Loss (gain) on disposals of assets	-	(17)	36
Changes in assets and liabilities, net of effect of acquired business:
Increase in accounts receivable, net	(9,548)	(15,171)	(5,810)
Decrease (increase) in inventories	(2,136)	(358)	96
Decrease (increase) in receivable from related party	2,611	(692)	(1,349)
Increase in prepaid expenses and other assets	(1,543)	(122)	(39)
Increase (decrease) in accounts payable and accrued liabilities	3,646	6,173	(197)
Increase (decrease) in income taxes payable/receivable	(1,347)	1,504	587
Increase (decrease) in other long-term liabilities	(575)	923	340
Net cash provided by operating activities	18,124	15,528	15,562

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,470)	(2,174)	(2,279)
Capitalized curriculum development and other intangible assets	(7,787)	(3,224)	(2,113)
Acquisition of business, net of cash acquired	(6,167)	(4,185)	-
Net cash used for investing activities	(17,424)	(9,583)	(4,392)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	35,331	-	8,523
Payments on line of credit borrowings	(35,331)	-	(8,523)
Payments on notes payable financing	-	(2,708)	(2,292)
Principal payments on long-term debt and financing obligation	(1,155)	(1,022)	(895)
Purchases of common stock for treasury	(4,381)	(1,309)	(440)
Income tax benefits recorded in paid-in capital	2,477	903	-
Proceeds from sales of common stock held in treasury	614	495	435
Exercise of common stock warrants	-	(55)	-
Management stock loan activity	-	(138)	-
Net cash used for financing activities	(2,445)	(3,834)	(3,192)
Effect of foreign currency exchange rates on cash and cash equivalents	(63)	(831)	17
Net increase (decrease) in cash and cash equivalents	(1,808)	1,280	7,995
Cash and cash equivalents at beginning of the year	12,291	11,011	3,016
Cash and cash equivalents at end of the year	$10,483	$12,291	$11,011

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,323	$3,996	$2,330
Cash paid for interest	2,237	2,322	2,473

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$104	$101	$481
Acquisition of business financed by accrued liabilities	-	2,250	-

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Common Stock Warrants	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock Shares	Treasury Stock Amount
In thousands
Balance at August 31, 2011	27,056	$1,353	$179,515	$5,260	$18,269	$3,592	(9,386)	$(128,673)
Issuance of common stock from
treasury			(358)				60	800
Purchase of treasury shares							(44)	(440)
Unvested share award			(514)				37	514
Share-based compensation			3,835
Management stock loan
activity			313				(32)	(313)
Repurchase of share-based award			(249)
Cumulative translation
adjustments						(182)
Other			(8)
Net income					7,841

Balance at August 31, 2012	27,056	1,353	182,534	5,260	26,110	3,410	(9,365)	(128,112)
Issuance of common stock from
treasury			(3,341)				279	3,836
Purchase of treasury shares							(113)	(1,309)
Unvested share award			(421)				31	421
Share-based compensation			3,457
Management stock loan
activity			45,379				(3,302)	(45,514)
Warrant activity			(18,273)	(5,260)			1,708	23,478
Cumulative translation
adjustments						(1,724)
Tax benefits recorded in
paid-in capital			903
Other			(11)				3	11
Net income					14,319

Balance at August 31, 2013	27,056	1,353	210,227	-	40,429	1,686	(10,759)	(147,189)
Issuance of common stock from
treasury			(9,010)				698	9,624
Purchase of treasury shares							(222)	(4,381)
Unvested share award			(202)				15	202
Share-based compensation			3,666
Cumulative translation
adjustments						(235)
Tax benefits recorded in
paid-in capital			2,477
Other			(10)				2	10
Net income					18,067

Balance at August 31, 2014	27,056	$1,353	$207,148	$-	$58,496	$1,451	(10,266)	$(141,734)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franklin Covey Co. (hereafter referred to as we, us, our, or the Company) is a global company specializing in performance improvement.  We help individuals and organizations achieve results that require a change in human behavior and our mission is to “enable greatness in people and organizations everywhere.”  Our expertise is in the following seven areas: Leadership, Execution, Productivity, Trust, Sales Performance, Customer Loyalty, and Education.  Our offerings are described in further detail at www.franklincovey.com and elsewhere in this report.  We have some of the best-known offerings in the training industry, including a suite of individual-effectiveness and leadership-development training and products based on the best-selling books, The 7 Habits of Highly Effective People, The Speed of Trust, The Leader In Me, and The Four Disciplines of Execution, and proprietary content in the areas of Execution, Sales Performance, Productivity, Customer Loyalty, and Educational improvement.  Through our organizational research and curriculum development efforts, we seek to consistently create, develop, and introduce new services and products that help individuals and organizations achieve their own great purposes.

Fiscal Year

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that ended on November 30, 2013, March 1, 2014, and May 31, 2014 during fiscal 2014.  Unless otherwise noted, references to fiscal years apply to the 12 months ended August 31 of the specified year.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, which consist of Franklin Development Corp., and our offices in Japan, the United Kingdom, Australia, and Korea (opened in January 2014).  Our international direct office in Korea was sold effective August 31, 2014.  Intercompany balances and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

Some of our cash is deposited with financial institutions located throughout the United States of America and at banks in foreign countries where we operate subsidiary offices, and at times may exceed insured limits.  We consider all highly liquid debt instruments with a maturity date of three months or less to be cash equivalents.  We did not hold a significant amount of investments that would be considered cash equivalent instruments at August 31, 2014 or 2013.

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

AUGUST 31,	2014	2013
Finished goods	$6,295	$4,253
Raw materials	72	68
	$6,367	$4,321

Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.  In assessing the valuation of inventories, we make judgments regarding future demand requirements and compare these estimates with current and committed inventory levels.  Inventory requirements may change based on projected customer demand, training curriculum life-cycle changes, and other factors that could affect the valuation of our inventories.

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

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and acquired goodwill are not amortized, but rather are tested for impairment on an annual basis or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset (Note 4) has been deemed to have an indefinite life.  This intangible asset is tested for impairment using qualitative factors or the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products.  Based on the fiscal 2014 evaluation of the Covey trade name, we believe the fair value of the Covey trade name substantially exceeds its carrying value.  No impairment charges were recorded against the Covey trade name during the fiscal years ended August 31, 2014, 2013, or 2012.

Based on our fiscal 2014 goodwill evaluation, we believe the fair value of the reporting unit, which was defined as the consolidated Company, substantially exceeded the carrying value of our goodwill.  No impairment charges to goodwill were recorded during the fiscal years ended August 31, 2014, 2013, or 2012.

Capitalized Curriculum Development Costs

During the normal course of business, we develop training courses and related materials that we sell to our clients.  Capitalized curriculum development costs include certain expenditures to develop course materials such as video segments, course manuals, and other related materials.  In fiscal 2014, the majority of our capital spending on curriculum was for our re-created The 7 Habits of Highly Effective People – Signature Edition, which is our best-selling curriculum throughout the world.  Generally, curriculum costs are capitalized when there is a major revision to an existing course that requires a significant re-write of the course materials or curriculum.  Costs incurred to maintain existing offerings are expensed when incurred.  In addition, development costs incurred in the research and development of new curriculum and software products to be sold, leased, or otherwise marketed are expensed as incurred until economic feasibility has been established.

During fiscal 2014 and in prior years, we capitalized costs incurred for the development of various curriculums.  Capitalized development costs are generally amortized over a five-year life, which is based on numerous factors, including expected cycles of major changes to our content.  Capitalized curriculum development costs are reported as a component of other long-term assets in our consolidated balance sheets and totaled $12.4 million and $7.4 million at August 31, 2014 and 2013.  Amortization of capitalized curriculum development costs is reported as a component of cost of sales.

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2014	2013
Unearned revenue	$10,350	$7,063
Accrued compensation	10,336	11,804
Intellectual property royalties	1,468	1,866
NinetyFive 5 acquisition payable	-	2,250
Other accrued liabilities	7,432	8,157
	$29,586	$31,140

Foreign Currency Translation and Transactions

The functional currencies of our foreign operations are the reported local currencies.  Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars.  The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated using average exchange rates for each month during the fiscal year.  The resulting translation gains or losses were recorded as a component of accumulated other comprehensive income in shareholders’ equity.  Foreign currency transaction gains and losses totaled a loss of $0.1 million, a gain of $0.2 million, and a loss of $0.1 million for the fiscal years ended August 31, 2014, 2013, and 2012, respectively.

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

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned direct office.  Licensee companies are unrelated entities that have been granted a license to translate our content and curriculum, adapt the content and curriculum to the local culture, and sell our content in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of their sales to clients.  We recognize royalty income each period based upon the sales information reported to us from our licensees.  Licensee royalty revenues are included as a component of training sales and totaled $13.8 million, $12.9 million, and $11.8 million for the fiscal years ended August 31, 2014, 2013, and 2012.

Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

Share-Based Compensation

We record the compensation expense for all share-based payments to employees and non-employees, including grants of stock options and the compensatory elements of our employee stock purchase plan, in our consolidated income statements based upon their fair values over the requisite service period.  For more information on our share-based compensation plans, refer to Note 11.

Shipping and Handling Fees and Costs

All shipping and handling fees billed to customers are recorded as a component of net sales.  All costs incurred related to the shipping and handling of products are recorded in cost of sales.

Advertising Costs

Costs for newspaper, television, radio, and other advertising are expensed as incurred.  Advertising costs included in selling, general, and administrative expenses totaled $7.5 million, $7.0 million, and $5.3 million for the fiscal years ended August 31, 2014, 2013, and 2012.

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

Accounting Pronouncements Issued Not Yet Adopted

On May 28, 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board and is designed to create a single, principles-based process by which all businesses must calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and is required to be adopted in fiscal years beginning after December 15, 2016 and for interim periods therein.  The new standard may be applied using the “full retrospective” or “modified retrospective” approach.  As of August 31, 2014, we have not yet determined the method of adoption nor the impact that ASU No. 2014-09 will have on our reported revenue or results of operations.

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

Activity in our allowance for doubtful accounts was comprised of the following for the periods indicated (in thousands):

YEAR ENDED
AUGUST 31,	2014	2013	2012
Beginning balance	$982	$851	$798
Charged to costs and expenses	141	190	224
Deductions	(205)	(59)	(171)
Ending balance	$918	$982	$851

Deductions on the foregoing table represent the write-off of amounts deemed uncollectible during the fiscal year presented.  During fiscal 2012, our recoveries of previously written off accounts totaled approximately $72,000 and was included in amounts charged to costs and expenses in the above table.  Recoveries of amounts previously written off were insignificant in fiscal 2014 and fiscal 2013.

3.	PROPERTY AND EQUIPMENT

Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2014	2013
Land and improvements	$1,312	$1,312
Buildings	31,556	31,556
Machinery and equipment	2,243	2,224
Computer hardware and software	17,685	17,002
Furniture, fixtures, and leasehold
improvements	12,538	11,536
	65,334	63,630
Less accumulated depreciation	(48,063)	(46,450)
	$17,271	$17,180

4.	INTANGIBLE ASSETS AND GOODWILL

Our intangible assets were comprised of the following (in thousands):

	Gross Carrying	Accumulated	Net Carrying
AUGUST 31, 2014	Amount	Amortization	Amount
Definite-lived intangible assets:
License rights	$27,000	$(14,915)	$12,085
Acquired curriculum	58,555	(39,009)	19,546
Customer lists	16,827	(15,953)	874
Internally developed software	2,049	(1,025)	1,024
Trade names	1,250	(602)	648
	105,681	(71,504)	34,177
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$128,681	$(71,504)	$57,177

AUGUST 31, 2013
Definite-lived intangible assets:
License rights	$27,000	$(13,978)	$13,022
Acquired curriculum	58,427	(37,550)	20,877
Customer lists	16,685	(15,426)	1,259
Internally developed software	2,049	(341)	1,708
Trade names	1,219	(431)	788
	105,380	(67,726)	37,654
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$128,380	$(67,726)	$60,654

Our intangible assets are amortized over the estimated useful life of the asset.  The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of definite-lived intangible assets at August 31, 2014 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Original Amortization Period

License rights	12 years	30 years
Curriculum	5 to 12 years	26 years
Customer lists	3 to 5 years	14 years
Internally developed software	2 years	3 years
Trade names	3 to 5 years	5 years

On April 10, 2014, we acquired the assets of Red Tree, Inc. (Red Tree, and refer to Note 18).  Through the acquisition of Red Tree, we acquired customer lists and content that we believe will be synergistic with our existing offerings.  Based on the allocation of the purchase price, acquired intangible assets consisted of the following, which are being amortized over five years (in thousands):

Category of		Estimated Useful
Intangible Asset	Amount	Life

Tradename	$31	5 years
Customer lists	142	5 years
Content	232	5 years
	$405

Our goodwill balance at August 31, 2014 was generated from the fiscal 2009 acquisition of CoveyLink Worldwide, LLC (CoveyLink), the fiscal 2013 acquisition of NinetyFive 5, and the fiscal 2014 acquisition of Red Tree, Inc.  The previous owners of CoveyLink, which includes a brother of one of our executive officers, were entitled to earn annual contingent payments based upon earnings growth over the subsequent five years.  These contingent payments were classified as goodwill on our consolidated balance sheets when paid according to previously existing business combination guidance.  Our consolidated goodwill changed as follows during fiscal 2014 and 2013 (in thousands):

Balance at August 31, 2012	$9,172
Contingent earn out payment on
CoveyLink acquisition	2,235
Acquisition of NinetyFive 5	4,728
Accumulated impairments	-
Balance at August 31, 2013	16,135
Contingent earn out payment on
CoveyLink acquisition	3,456
Acquisition of Red Tree, Inc.	50
Accumulated impairments	-
Balance at August 31, 2014	$19,641

The goodwill generated by the Red Tree and NinetyFive 5 acquisitions are primarily attributable to the organization, methodologies, and curriculums that complement our existing practices and content.  All of the goodwill generated from the acquisition of Red Tree and NinetyFive 5 is expected to be deductible for income tax purposes.

Our aggregate amortization expense from definite-lived intangible assets totaled $4.0 million, $3.2 million, and $2.5 million for fiscal years 2014, 2013, and 2012.  Amortization expense from our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING
AUGUST 31,
2015	$3,730
2016	3,266
2017	2,886
2018	2,731
2019	2,491

5.	LINE OF CREDIT

During fiscal 2011, we entered into an amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The Restated Credit Agreement provided a revolving line of credit facility (the Revolving Line of Credit) with a maximum borrowing amount of $10.0 million and a term loan with maximum available borrowing of up to $5.0 million.  The term loan was repaid in full as of August 31, 2013.

On March 25, 2013, we entered into the Third Modification Agreement to the existing Restated Credit Agreement.  The primary purposes of the Third Modification Agreement were to extend the maturity date of the Restated Credit Agreement, as subsequently modified, from March 31, 2015 to March 31, 2016 and to increase the caps for permitted business acquisitions.  The Revolving Line of Credit may be used for general business purposes.  The key terms and conditions of the Revolving Line of Credit under the Third Modification Agreement are as follows:

•	Available Credit – The maximum borrowing amount totals $10.0 million, which remains unchanged from the Restated Credit Agreement.

•	Maturity Date – The maturity date of the Revolving Line of Credit is March 31, 2016.

•	Interest Rate – The effective interest rate continues to be LIBOR plus 2.50 percent per annum. The unused credit fee on the facility is .33 percent per annum.

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

In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the Restated Credit Agreement.  At August 31, 2014, we believe that we were in compliance with the terms and covenants applicable to the Third Modification Agreement.  The effective interest rate on our Revolving Line of Credit was 2.7 percent at August 31, 2014 and 2.8 percent August 31, 2013.

In connection with the Restated Credit Agreement, we entered into a promissory note, a security agreement, repayment guaranty agreements, and a pledge and security agreement.  These agreements pledge substantially all of our assets located in the United States to the lender as collateral for borrowings under the Restated Credit Agreement and subsequent amendments.  We had no outstanding borrowings on the Revolving Line of Credit at August 31, 2014 or August 31, 2013.

6.	FINANCING OBLIGATION

In connection with the sale and leaseback of our corporate headquarters facility located in Salt Lake City, Utah, we entered into a 20-year master lease agreement with the purchaser, an unrelated private investment group.  The 20-year master lease agreement also contains six five-year renewal options that will allow us to maintain our operations at the current location for up to 50 years.  Although the corporate headquarters facility was sold and the Company has no legal ownership of the property, under applicable accounting guidance we were prohibited from recording the transaction as a sale since we have subleased a significant portion of the property that was sold.  Accordingly, we account for the sale as a financing transaction, which requires us to continue reporting the corporate headquarters facility as an asset and to record a financing obligation for the sale price.

The financing obligation on our corporate campus was comprised of the following (in thousands):

AUGUST 31,	2014	2013
Financing obligation payable in
monthly installments of $280 at
August 31, 2014, including
principal and interest, with two
percent annual increases
(imputed interest at 7.7%),
through June 2025	$27,376	$28,515
Less current portion	(1,298)	(1,139)
Total financing obligation,
less current portion	$26,078	$27,376

Future principal maturities of our financing obligation were as follows at August 31, 2014 (in thousands):

YEAR ENDING
AUGUST 31,
2015	$1,298
2016	1,473
2017	1,662
2018	1,868
2019	2,092
Thereafter	18,983
$27,376

Our remaining future minimum payments under the financing obligation in the initial 20-year lease term are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2015	$3,373
2016	3,440
2017	3,509
2018	3,579
2019	3,651
Thereafter	22,679
Total future minimum financing
obligation payments	40,231
Less interest	(14,167)
Present value of future minimum
financing obligation payments	$26,064

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

Lease Expense

In the normal course of business, we lease office space and warehouse and distribution facilities under non-cancelable operating lease agreements.  We rent office space, primarily for international and domestic regional sales administration offices, in commercial office complexes that are conducive to sales and administrative operations.  We also rent warehousing and distribution facilities that are designed to provide secure storage and efficient distribution of our training products, books, and accessories.  These operating lease agreements often contain renewal options that may be exercised at our discretion after the completion of the base rental term.  In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.  At August 31, 2014, we had operating leases with remaining terms ranging from less than one year to approximately seven years.  Following the sale of our consumer solutions business unit assets, FC Organizational Products is contractually obligated to pay to us a portion of the minimum rental payments on certain warehouse and distribution facilities that they are using, although we are still responsible for the gross required minimum lease payments.  The following table summarizes our future minimum lease payments under operating lease agreements and the lease amounts receivable from FC Organizational Products at August 31, 2014 (in thousands):

	Required	Receivable	Net Required
	Minimum	from FC	Minimum
YEAR ENDING	Lease	Organizational	Lease
AUGUST 31,	Payments	Products	Payments
2015	$1,837	$(632)	$1,205
2016	1,542	(535)	1,007
2017	533	-	533
2018	214	-	214
2019	219	-	219
Thereafter	366	-	366
	$4,711	$(1,167)	$3,544

We recognize lease expense on a straight-line basis over the life of the lease agreement.  Contingent rent expense is recognized as it is incurred and was insignificant for the periods presented.  Total rent expense recorded in selling, general, and administrative expense from operating lease agreements was $2.2 million for each of the fiscal years ended August 31, 2014, 2013, and 2012.

Lease Income

We have subleased the majority of our corporate headquarters campus located in Salt Lake City, Utah to multiple, unrelated tenants as well as to FC Organizational Products.  We recognize sublease income on a straight-line basis over the life of the sublease agreement.  The cost basis of the office space available for lease was $35.4 million, which had a carrying value of $11.3 million at August 31, 2014.  The following future minimum lease payments due to us from our sublease agreements at August 31, 2014 include lease income of approximately $0.8 million per year from FC Organizational Products.  The majority of lease income due to us after fiscal 2019 is from FC Organizational Products (in thousands):

YEAR ENDING
AUGUST 31,
2015	$4,143
2016	3,688
2017	2,707
2018	2,726
2019	1,425
Thereafter	5,526
$20,215

Sublease revenue totaled $3.9 million, $4.2 million, and $3.2 million during the fiscal years ended August 31, 2014, 2013, and 2012.

8.	COMMITMENTS AND CONTINGENCIES

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

The following schedule summarizes our estimated minimum information systems support and fixed warehouse and distribution charges, without the effect of estimated escalation charges, to HP for services over the remaining life of the outsourcing contract, which expires during fiscal 2016 (in thousands):

Estimated
Gross
YEAR ENDING	Minimum and
AUGUST 31,	Fixed Charges
2015	$2,222
2016	1,383
$3,605

During fiscal years 2014, 2013, and 2012, we expensed $5.2 million, $5.0 million, and $5.0 million for services provided under the terms of the HP outsourcing contract.  The total amount expensed each year under the HP contract includes freight charges, which are billed to the Company based upon activity.  Freight charges included in our HP outsourcing costs totaled $2.2 million, $2.2 million, and $1.8 million during the years ended August 31, 2014, 2013, and 2012.

The outsourcing contracts contain early termination provisions that we may exercise under certain conditions.  However, in order to exercise the early termination provisions, we would have to pay specified penalties to HP depending upon the circumstances of the contract termination.

Purchase Commitments

During the normal course of business, we issue purchase orders to various vendors for products and services.  At August 31, 2014, we had open purchase commitments totaling $4.1 million for products and services to be delivered primarily in fiscal 2015.  Other purchase commitments for materials, supplies, and other items incidental to the ordinary conduct of business were immaterial, both individually and in aggregate, to the Company’s operations at August 31, 2014.

Legal Matters and Loss Contingencies

During fiscal 2012, a former software vendor performed a license review and claimed that in prior years we had used certain software modules that we were not licensed to use.  After reviewing the claims from the vendor, we determined that the amounts claimed by the vendor were not consistent with our previously existing software licensing agreement.  We settled this complaint during fiscal 2014 for an insignificant amount.

We are also the subject of certain other legal actions, which we consider routine to our business activities.  At August 31, 2014, we believe that, after consultation with legal counsel, any potential liability to us under these other actions will not materially affect our financial position, liquidity, or results of operations.

9.	SHAREHOLDERS’ EQUITY

Preferred Stock

We have 14.0 million shares of preferred stock authorized for issuance.  At August 31, 2014 and 2013, no shares of preferred stock were issued or outstanding.

Common Stock Warrants

Pursuant to the terms of a preferred stock recapitalization plan completed in fiscal 2005, we issued warrants to purchase 6.2 million shares of common stock with an exercise price of $8.00 per share that expired on March 8, 2013.  Prior to the expiration of the warrants, we issued 2.3 million shares of our common stock, including 1.7 million shares during fiscal 2013, and paid approximately $55,000 (at our discretion) for net cash exercises in fiscal 2013.

Knowledge Capital Investment Group (Knowledge Capital), a related entity that originally held a warrant to purchase 5.9 million shares of our common stock (such warrant is included in the 6.2 million warrants discussed above), exercised its warrant at various dates according to the terms of a fiscal 2011 exercise agreement, and received a total of 2.2 million shares of our common stock from shares held in treasury.  In the fiscal 2011 exercise agreement, Knowledge Capital agreed to the following:

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

In exchange for these considerations, we agreed to waive our right to pay cash in lieu of shares upon exercises of the warrant.  Two members of our Board of Directors, including our Chief Executive Officer, have an equity interest in Knowledge Capital.  This transaction and agreement was approved by members of our Board of Directors who are not affiliated with Knowledge Capital and had no economic interest in the warrant.  As of August 31, 2014, Knowledge Capital has not sold any of its shares received from the exercise of the stock warrants.

Treasury Stock

On March 26, 2012 our Board of Directors approved a plan to purchase up to $10.0 million of the Company’s outstanding common stock.  We intend to use available cash in excess of $10.0 million, provided we have no balance outstanding on our line of credit, to make the purchases.  All previously existing common stock repurchase plans were canceled.  Common stock purchases under this approved plan are made at our discretion based on prevailing market prices and are subject to customary regulatory requirements and considerations.  We do not have a timetable for the purchase of these common shares, and the authorization by the Board of Directors does not have an expiration date.  Through August 31, 2014, we have purchased a total of 73,320 shares of our common stock for $0.8 million under the terms of this repurchase plan.

10.	FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The book value of our financial instruments at August 31, 2014 and 2013 approximated their fair values.  The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions.  Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2014 or 2013, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.  The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes:

Cash, Cash Equivalents, and Accounts Receivable – The carrying amounts of cash, cash equivalents, and accounts receivable approximate their fair values due to the liquidity and short-term maturity of these instruments.

Other Assets – Our other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt Obligations – At August 31, 2014, our debt obligations consisted of a variable-rate revolving line of credit.  The Revolving Line of Credit agreement is renewed on a regular basis and the terms are reflective of current market conditions.  As a result, the carrying value of an obligation on the Revolving Line of Credit approximates its fair value.

Contingent Earn Out Payment Liability – During fiscal 2013, we acquired Ninety Five 5, LLC (Ninety Five 5, refer to Note 16).  We reassess the fair value of expected contingent consideration and the corresponding liability each period using the Probability Weighted Expected Return Method, which is consistent with the initial measurement of expected earn out liability.  This fair value measurement is considered a Level 3 measurement because we estimate projected earnings during the earn-out period utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considered NinetyFive 5’s weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business.  Changes in the probabilities of expected earnings may have a significant impact on the fair value of the contingent liability in future periods.  The contingent earn out liability is classified as a component of other long-term liabilities in our consolidated balance sheets.  During fiscal 2014, the contingent earn out liability changed as follows (in thousands):

Contingent earn out liability at beginning of year	$4,109
Reduction of contingent earn out liability	(1,579)
Contingent earn out liability at end of year	$2,530

Changes to the estimated liability are reflected in selling, general, and administrative expenses in our consolidated income statements.

11.  SHARE-BASED COMPENSATION PLANS

Overview

We utilize various share-based compensation plans as integral components of our overall compensation and associate retention strategy.  Our shareholders have approved various stock incentive plans that permit us to grant performance awards, unvested share awards, stock options, and employee stock purchase plan (ESPP) shares.  In addition, our Board of Directors and shareholders may, from time to time, approve fully vested share awards.  The Organization and Compensation Committee of the Board of Directors (the Compensation Committee) has responsibility for the approval and oversight of our share-based compensation plans.  At August 31, 2014, our stock option incentive plan, which permits the granting of performance awards, unvested stock awards to non-employee members of the Board of Directors and employees, and incentive stock options had approximately 409,000 shares available for granting.  Our ESPP had approximately 532,000 shares remaining for purchase by plan participants as of August 31, 2014.  The total compensation expense of our share-based compensation plans for the fiscal years ended August 31, 2014, 2013, and 2012 were as follows (in thousands):

YEAR ENDED
AUGUST 31,	2014	2013	2012
Performance awards	$2,716	$2,504	$3,188
Fully vested share awards	371	112	62
Unvested share awards	334	383	340
Compensation cost of the ESPP	113	92	77
Management stock loans	-	498	-
Stock options	-	-	168
	$3,534	$3,589	$3,835

The compensation expense of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying consolidated income statements, and no share-based compensation was capitalized during fiscal years 2014, 2013, or 2012.  During fiscal 2014, we issued approximately 698,000 shares of our common stock from shares held in treasury for our share-based compensation plans.  Our share-based compensation plans allow recipients to have shares withheld from the award to pay minimum statutory tax liabilities.  We withheld approximately 222,000 shares of common stock from participant awards that had a total value of $4.4 million in fiscal 2014.  The following is a description of our share-based compensation plans.

Performance Awards

Common Stock Price Performance Award – On July 15, 2011, the Compensation Committee approved a share-based compensation plan that would allow certain members of our management team to receive shares of the Company’s common stock if the closing price of our common stock averaged specified levels over a five-day period.  If the price of our common stock achieved the specified levels within three years of the grant date, 100 percent of the awarded shares would vest.  If the price of our common stock reached the specified levels between three and five years from the grant date, only 50 percent of the performance shares would vest.  No shares would vest to participants if the specified price targets were met after five years from the grant date.  This award was designed to grant approximately one-half of the total award shares in fiscal 2011, approximately one-fourth of the award shares in fiscal 2012, and approximately one-fourth in fiscal 2013.  Additional supplemental awards were made to three employees during fiscal 2014 as shown on the table below.  This award program was designed to increase shareholder value as shares would only be awarded to participants if our share price increased significantly over a relatively short period of time.  During fiscal 2014 the specified common share prices for all grants were achieved and all tranches of the award as described below vested to the participants.

Since this performance award had market-based vesting conditions, the fair value and derived service periods of the grants within this award were determined using Monte Carlo simulation valuation models.  The following table presents key information related to the tranches granted in this award.

Model Input	Fiscal 2014 Grant 2	Fiscal 2014 Grant 1	Fiscal 2013 Grant	Fiscal 2012 Grant	Fiscal 2011 Grant
Number of shares	13,477	8,352	120,101	177,616	294,158
Vesting price per share	$18.05; 22.00	$22.00	$22.00	$18.05	$17.00
Grant date price per share	$20.01	$19.68	$16.03	$9.55	$11.34
Volatility	47.1%	52.8%	54.2%	54.6%	49.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free rate	1.70%	1.39%	1.37%	0.62%	1.48%
Grant date	April 16, 2014	Nov. 22, 2013	July 18, 2013	July 19, 2012	July 15, 2011
Fair value of award (thousands)	$265	$155	$1,651	$1,188	$2,647
Derived service period (years)	0.2	0.2	0.6	1.4	0.9
Unrecognized compensation expense at 8/31/2014 (thousands)	$-	$-	$-	$-	$-

The April 2014 grant shown above included 9,557 shares with a vesting price of $18.05 per share (equal to the fiscal 2012 grant vesting price) and 3,920 shares with a $22.00 per share vesting price.  Since our share price on the grant date was greater than the vesting price for the 9,557 shares granted, the fair value of these shares was determined by multiplying the number of shares by the grant date price per share, which resulted in $0.2 million of share-based compensation expense.  The $0.2 million of compensation expense for these shares was recorded on the summary share-based compensation table above as a component of fully vested share award expense.

Fiscal 2014 Long-Term Incentive (LTIP) Award – During the first quarter of fiscal 2014, the Compensation Committee granted new performance-based equity awards for our executive officers.  A total of 89,418 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) and trailing four-quarter increased sales of courses related to The 7 Habits of Highly Effective People (the 7 Habits).  The following information applies to the fiscal 2014 LTIP award as of August 31, 2014.

Adjusted EBITDA			7 Habits Increased Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(millions)	Shares	Status	(millions)	Shares	Status
$37.0	20,864	not vested	$5.0	8,942	vested
$43.0	20,864	not vested	$10.0	8,942	not vested
$49.0	20,864	not vested	$12.5	8,942	not vested
	62,592			26,826

Each of the LTIP performance awards have a maximum life of six years and compensation expense is recognized as we determine it is probable that the shares will vest.  Adjustments to compensation expense to reflect the timing of and the number of shares expected to be awarded will be made on a cumulative basis at the date of the adjustment.

Fiscal 2013 LTIP Award – During the first quarter of fiscal 2013, the Compensation Committee granted a new performance-based equity award for the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and the Chief People Officer (CPO).  A total of 68,085 shares may be issued to the participants based on six individual vesting conditions that are divided into two performance measures, Adjusted EBITDA and Productivity Practice sales.  The following information applies to the fiscal 2013 LTIP award as of August 31, 2014.

Adjusted EBITDA			Productivity Practice Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(millions)	Shares	Status	(millions)	Shares	Status
$33.0	15,887	vested	$23.5	6,808	vested
$40.0	15,887	not vested	$26.5	6,808	not vested
$47.0	15,887	not vested	$29.5	6,808	not vested
	47,661			20,424

Fiscal 2012 LTIP Award - During fiscal 2012, the Compensation Committee granted a performance-based equity award for the CEO, CFO, and CPO similar to the fiscal 2013 executive award described above.  A total of 106,101 shares may be issued to the participants based on six individual vesting conditions that are divided into two performance measures, Adjusted EBITDA and Productivity Practice sales.  The following information applies to the fiscal 2012 LTIP award as of August 31, 2014.

Adjusted EBITDA			Productivity Practice Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(millions)	Shares	Status	(millions)	Shares	Status
$26.0	24,757	vested	$20.5	10,610	vested
$33.0	24,757	vested	$23.5	10,610	vested
$40.0	24,757	not vested	$26.5	10,610	not vested
	74,271			31,830

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

The key terms of the fiscal 2010 LTIP award were as follows:

•	Vesting Dates – August 31, 2012, March 2, 2013, and August 31, 2013
•	Grant Date Fair Value of Common Stock – $5.28 per share

The fiscal 2010 LTIP had a four-year performance period with three potential vesting dates if certain financial measures were achieved.  We recorded compensation expense over the service period of the award based on the estimated number of shares expected to be issued at each of the vesting dates.  Based on financial performance over the life of the award, plan participants received 171,414 shares for performance through August 31, 2012; 18,003 shares for performance through March 2, 2013; and 12,524 shares for performance through August 31, 2013.

Management Common Stock Loans

During the second quarter of fiscal 2013, we determined that the breakeven price for management stock loans with shares held in escrow was achieved (Note 17).  Accordingly, we transferred 3.3 million shares of common stock held by management loan participants in escrow to our transfer agent as full payment on the loans.  Since these loans were accounted for as share-based instruments, we recorded $0.5 million of share-based compensation expense for the value of the common stock retained by management stock loan participants that was in excess of the breakeven value on the date the loans were repaid.

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

Under the terms of this program, we issued 14,616 shares, 30,672 shares, and 37,975 shares of our common stock to eligible members of the Board of Directors during the fiscal years ended August 31, 2014, 2013, and 2012.  The fair value of shares awarded to the directors was $0.3 million in fiscal 2014 and $0.4 million for each of fiscal 2013 and 2012 as calculated on the grant date of the awards.  The corresponding compensation cost is recognized over the vesting period of the awards, which is one year.  The cost of the common stock issued from treasury for these awards was $0.2 million, $0.4 million, and $0.5 million for the fiscal years ended August 31, 2014, 2013, and 2012.  The following information applies to our unvested stock awards for the fiscal year ended August 31, 2014:

		Weighted-
		Average Grant-
		Date Fair
	Number of	Value Per
	Shares	Share
Unvested stock awards at
August 31, 2013	30,672	$13.04
Granted	14,616	20.53
Forfeited	-	-
Vested	(30,672)	13.04
Unvested stock awards at
August 31, 2014	14,616	$20.53

At August 31, 2014, there was $0.1 million of unrecognized compensation cost related to unvested stock awards, which is expected to be recognized over the remaining weighted-average vesting period of approximately three months.  The total recognized tax benefit from unvested stock awards totaled $0.1 million for each of the fiscal years ended August 31, 2014, 2013, and 2012, respectively.  The intrinsic value of our unvested stock awards at August 31, 2014 was $0.3 million.

Stock Options

We have an incentive stock option plan whereby options to purchase shares of our common stock may be issued to key employees at an exercise price not less than the fair market value of the Company’s common stock on the date of grant.  Information related to our stock option activity during the fiscal year ended August 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Avg. Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic Value
	Stock Options	Share	Life (Years)	(thousands)
Outstanding at August 31, 2013	675,000	$11.25
Granted	-	-
Exercised	(43,750)	9.00
Forfeited	-	-
Outstanding at August 31, 2014	631,250	$11.41	5.8	$4,838

Options vested and exercisable at
August 31, 2014	631,250	$11.41	5.8	$4,838

Our stock options awarded in fiscal 2011 and fiscal 2010 are divided into four equal tranches with exercise prices of $9.00 per share, $10.00 per share, $12.00 per share, and $14.00 per share.  These options vested during fiscal 2013 in conjunction with the resolution of the management common stock loan program.  The vesting requirement was determined to be a market vesting condition based upon our common stock price.  Accordingly, the fair value of these stock options was determined using a Monte Carlo simulation with an embedded Black-Scholes valuation model.  At August 31, 2014, there was no remaining unrecognized compensation expense related to our stock options and no options were exercised during fiscal 2013 or fiscal 2012.  The stock options exercised during fiscal 2014 were exercised on a net share basis during our first fiscal quarter and had an aggregate intrinsic value of $0.5 million.

The following additional information applies to our stock options outstanding at August 31, 2014:

		Weighted
	Number	Average		Options
	Outstanding	Remaining	Weighted	Exercisable at	Weighted
	at August 31,	Contractual	Average	August 31,	Average
Exercise Prices	2014	Life (Years)	Exercise Price	2014	Exercise Price
$9.00	125,000	5.9	$9.00	125,000	$9.00
$10.00	168,750	5.8	$10.00	168,750	$10.00
$12.00	168,750	5.8	$12.00	168,750	$12.00
$14.00	168,750	5.8	$14.00	168,750	$14.00
	631,250			631,250

Fully Vested Stock Awards

Client Partner and Consultant Award – During fiscal 2011 we implemented a new fully vested share-based award program that is designed to reward client partners and consultants for exceptional long-term performance.  The program grants shares of our common stock to each client partner who has sold over $20.0 million in cumulative sales or consultant who has delivered over 1,500 days of consulting during their career.  During fiscal 2013 the award was changed from 2,000 shares of our common stock to $15,000 of common stock.  During fiscal 2014, 12 individuals qualified for the award, six individuals qualified for the award in fiscal 2013, and three individuals qualified for the award in fiscal 2012.  Due to the immateriality of expected awards to be earned in future periods, we did not record an obligation for future fully vested awards at August 31, 2014 or August 31, 2013.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each quarter.  A total of 36,761 shares, 45,845 shares, and 55,423 shares were issued to ESPP participants during the fiscal years ended August 31, 2014, 2013, and 2012, which had a corresponding cost basis of $0.5 million, $0.6 million, and $0.8 million, respectively.  We received cash proceeds from ESPP participants totaling $0.6 million, $0.5 million, and $0.4 million during the fiscal years ended August 31, 2014, 2013, and 2012.

12.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code.  These plans provide retirement benefits for employees meeting minimum age and service requirements.  Qualified participants may contribute up to 75 percent of their gross wages, subject to certain limitations.  These plans also provide for matching contributions to the participants that are paid by the Company.  The matching contributions, which were expensed as incurred, totaled $1.6 million during the fiscal year ended August 31, 2014, and $1.2 million during each of the fiscal years ended August 31, 2013, and 2012.  We do not sponsor or participate in any defined-benefit pension plans.

Deferred Compensation Plan

We had a non-qualified deferred compensation (NQDC) plan that provided certain key officers and employees the ability to defer a portion of their compensation until a later date.  Deferred compensation amounts used to pay benefits were held in a “rabbi trust,” which invested in insurance contracts, various mutual funds, and shares of our common stock as directed by the plan participants.  However, due to legal changes resulting from the American Jobs Creation Act of 2004, we determined to cease compensation deferrals to the NQDC plan after December 31, 2004.  Following the cessation of deferrals to the NQDC plan, the number of participants remaining in the plan declined steadily, and our Board of Directors decided to partially terminate the NQDC plan.  Following this decision, all of the plan’s assets were liquidated, the plan’s liabilities were paid, and the only remaining items in the NQDC plan are shares of our common stock owned by the remaining plan participants.  At August 31, 2014 and 2013, the cost basis of the shares of our common stock held by the rabbi trust was $0.4 million.

13.	INCOME TAXES

Our provision for income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2014	2013	2012
Current:
Federal	$(237)	$1,251	$-
State	146	273	228
Foreign	2,557	3,256	2,553
	2,466	4,780	2,781

Deferred:
Federal	1,217	864	3,397
State	277	(414)	(3)
Foreign	(268)	(151)	(269)
	1,226	299	3,125
	$3,692	$5,079	$5,906

The allocation of the total income tax provision is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2014	2013	2012
Net income	$3,692	$5,079	$5,906
Other comprehensive income	24	(260)	(73)
	$3,716	$4,819	$5,833

Income before income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2014	2013	2012
United States	$19,256	$14,939	$11,006
Foreign	2,503	4,459	2,741
	$21,759	$19,398	$13,747

The differences between income taxes at the statutory federal income tax rate and the consolidated income tax rate reported in our consolidated income statements were as follows:

YEAR ENDED AUGUST 31,	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	1.9	1.6	2.7
Foreign jurisdictions tax differential	(0.4)	1.0	1.8
Tax differential on income subject to both U.S. and foreign taxes	0.5	(3.3)	(3.4)
Effect of claiming foreign tax credits instead of deductions for prior years	(19.3)	(12.2)	-
Uncertain tax positions	(2.6)	1.8	3.2
Management stock loan interest and non-deductible expenses	-	1.3	2.2
Non-deductible executive compensation	0.9	0.9	1.4
Non-deductible meals and entertainment	0.8	0.8	0.9
Other	0.2	(0.7)	(0.8)
	17.0%	26.2%	43.0%

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

As of August 31, 2014 and 2013, we have no remaining U.S. federal net operating loss carryforwards.  Additionally, overall U.S. taxable income and foreign source income for fiscal 2014 and 2013 were sufficient to utilize all of the foreign tax credits generated during those fiscal years, plus additional credits generated in prior years.  Accordingly, we amended our U.S. federal income tax returns from fiscal 2003 through fiscal 2007 to claim foreign tax credits instead of foreign tax deductions.  Additionally, we plan to amend our U.S. federal income tax returns from fiscal 2008 through fiscal 2010 to claim foreign tax credits instead of foreign tax deductions.  The net tax benefit resulting from claiming these additional foreign tax credits, which was recorded in the period the decision was made to amend the related returns, totaled $4.2 million in fiscal 2014 and $2.4 million in fiscal 2013.

During the fiscal years ended August 31, 2013 and 2012, we accrued taxable interest income on outstanding management common stock loans (Note 17).  Consistent with the accounting treatment for these loans, we did not recognize interest income, thus resulting in a permanent book versus tax difference.  We also recognized expenses during fiscal 2013 in connection with the resolution of the management stock loans, which were not deductible for income tax purposes.

We recognized tax benefits from deductions for share-based compensation in excess of the corresponding expense recorded for financial statement purposes.  Instead of reducing our income tax expense for these benefits, we recorded $2.5 million and $0.9 million to additional paid-in capital in fiscal 2014 and 2013, respectively.

The significant components of our deferred tax assets and liabilities were comprised of the following (in thousands):

AUGUST 31,	2014	2013
Deferred income tax assets:
Sale and financing of corporate
headquarters	$9,951	$10,289
Foreign income tax credit
carryforward	8,025	5,423
Unearned revenue	2,253	2,257
Share-based compensation	1,258	2,405
Bonus and other accruals	994	1,430
Inventory and bad debt reserves	847	731
Other	671	1,089
Total deferred income tax assets	23,999	23,624
Less: valuation allowance	-	-
Net deferred income tax assets	23,999	23,624

Deferred income tax liabilities:
Intangibles step-ups – indefinite lived	(8,475)	(8,418)
Intangibles step-ups – definite lived	(7,075)	(7,580)
Property and equipment depreciation	(3,854)	(4,290)
Intangible asset impairment and
amortization	(5,157)	(4,614)
Unremitted earnings of foreign
subsidiaries	(503)	(428)
Other	(80)	(63)
Total deferred income tax liabilities	(25,144)	(25,393)
Net deferred income taxes	$(1,145)	$(1,769)

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

AUGUST 31,	2014	2013
Current assets	$4,340	$4,685
Long-term assets	90	25
Long-term liabilities	(5,575)	(6,479)
Net deferred income tax liability	$(1,145)	$(1,769)

As of August 31, 2014 we have utilized all of our U.S. federal net operating loss carryforwards.  The Company still has U.S. state net operating loss carryforwards generated in various jurisdictions that expire primarily between September 1, 2014 and August 31, 2029.

Our U.S. foreign income tax credit carryforwards were comprised of the following at August 31, 2014 (in thousands):

Credit Generated in			Credits Used	Credits Used	Credits
Fiscal Year Ended	Credit Expires	Credits	in Prior	in Fiscal	Carried
August 31,	August 31,	Generated	Years	2014	Forward
2007	2017	$1,071	$(1,071)	$-	$-
2008	2018	1,444	-	(1,254)	190
2009	2019	2,006	-	-	2,006
2010	2020	2,907	-	-	2,907
2011	2021	3,448	(526)	-	2,922
2012	2022	2,564	(2,564)	-	-
2013	2023	2,808	(2,808)	-	-
2014	2024	1,413	-	(1,413)	-
		$17,661	$(6,969)	$(2,667)	$8,025

We amended our U.S. federal income tax returns from fiscal 2003 through fiscal 2007, and we plan to amend our U.S. federal income tax returns from fiscal 2008 through fiscal 2010 to claim foreign tax credits instead of the foreign tax deductions that were previously claimed.  The additional taxable income from claiming these foreign tax credits results in the complete utilization of our remaining net operating loss carryforwards in fiscal 2012, as well as the ability to utilize all of the foreign tax credit generated in fiscal 2012.

We have determined that projected future taxable income is adequate to allow for realization of all deferred tax assets.  We considered sources of taxable income, including future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and reasonable, practical tax-planning strategies to generate additional taxable income.  Based on the factors described above, we concluded that realization of all our deferred tax assets is more likely than not at August 31, 2014.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2014	2013	2012
Beginning balance	$4,129	$4,212	$3,703
Additions based on tax positions
related to the current year	157	720	297
Additions for tax positions in
prior years	60	69	327
Reductions for tax positions of prior
years resulting from the lapse of
applicable statute of limitations	(663)	(74)	-
Other reductions for tax positions of
prior years	(192)	(798)	(115)
Ending balance	$3,491	$4,129	$4,212

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.5 million at August 31, 2014 and $3.1 million at August 31, 2013.  Included in the ending balance of gross unrecognized tax benefits at August 31, 2014 is $3.0 million related to individual states’ net operating loss carryforwards.  Interest and penalties related to uncertain tax positions are recognized as components of income tax expense.  The net accruals and reversals of interest and penalties increased income tax expense by an insignificant amount in fiscal 2014, increased income tax expense by $0.1 million in fiscal 2013, and increased income tax expense by $0.1 million in fiscal 2012.  The balance of interest and penalties included on our consolidated balance sheets at August 31, 2014 and 2013 was $0.3 million each year.  We do not expect a material change in our unrecognized tax benefits over the next twelve months.

We file United States federal income tax returns as well as income tax returns in various states and foreign jurisdictions.  The tax years that remain subject to examinations for our major tax jurisdictions are shown below.

2007-2014	Canada
2007-2014	Australia
2009-2014	Japan, United Kingdom
2010-2014	United States – state and local income tax
2011-2014	United States – federal income tax

14.	EARNINGS PER SHARE

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

YEAR ENDED
AUGUST 31,	2014	2013	2012
Numerator for basic and
diluted earnings per share:
Net income	$18,067	$14,319	$7,841

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	16,720	17,348	17,772
Effect of dilutive securities:
Stock options and other
share-based awards	227	91	71
Common stock warrants	-	532	517
Diluted weighted average shares
outstanding	16,947	17,971	18,360

EPS Calculations:
Net income per share:
Basic	$1.08	$0.83	$0.44
Diluted	1.07	0.80	0.43

At August 31, 2012 we had 0.7 million stock options outstanding that were not included in the calculation of diluted weighted average shares outstanding for those periods because the options were anti-dilutive.  We have other potentially dilutive common share instruments, including performance share-based compensation awards (Note 11), which may have a dilutive impact on our EPS calculation in future periods if the price of our common stock increases or if our financial performance meets specified thresholds.

15.	SEGMENT INFORMATION

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

The Company’s chief operating decision maker is the CEO, and the primary measurement tool used in business unit performance analysis is adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA), which may not be calculated as similarly titled amounts calculated by other companies.  For enterprise reporting purposes, our consolidated Adjusted EBITDA can be calculated as our income or loss from operations excluding share-based compensation, severance, depreciation expense, amortization expense, and certain other charges such as adjustments for changes in the fair value of contingent earn out liabilities from previous business acquisitions.

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

ENTERPRISE INFORMATION

	Sales to
Fiscal Year Ended	External		Adjusted				Capital
August 31, 2014	Customers	Gross Profit	EBITDA	Depreciation	Amortization	Assets	Expenditures

U.S./Canada	$156,537	$101,214	$18,990	$1,704	$3,869	$85,847	$10,008
International	44,701	35,047	19,888	338	85	15,220	401
Total	201,238	136,261	38,878	2,042	3,954	101,067	10,409
Corporate and eliminations	3,927	2,005	(4,458)	1,341	-	104,119	852
Consolidated	$205,165	$138,266	$34,420	$3,383	$3,954	$205,186	$11,261

Fiscal Year Ended
August 31, 2013

U.S./Canada	$142,616	$91,637	$16,419	$1,286	$3,180	$83,391	$4,106
International	44,154	35,146	20,267	327	11	13,567	146
Total	186,770	126,783	36,686	1,613	3,191	96,958	4,252
Corporate and eliminations	4,154	2,206	(5,284)	1,395	-	92,447	166
Consolidated	$190,924	$128,989	$31,402	$3,008	$3,191	$189,405	$4,418

Fiscal Year Ended
August 31, 2012

U.S./Canada	$125,183	$78,618	$15,144	$1,436	$2,483	$74,387	$3,934
International	42,052	32,616	16,874	365	16	12,436	289
Total	167,235	111,234	32,018	1,801	2,499	86,823	4,223
Corporate and eliminations	3,221	1,449	(4,962)	1,341	-	77,257	507
Consolidated	$170,456	$112,683	$27,056	$3,142	$2,499	$164,080	$4,730

Capital expenditures in our U.S./Canada operations include $7.8 million, $2.6 million, and $2.1 million of spending on capitalized curriculum during the fiscal years ended August 31, 2014, 2013, and 2012.

A reconciliation of enterprise Adjusted EBITDA to consolidated income before taxes is provided below (in thousands):

YEAR ENDED
AUGUST 31,	2014	2013	2012
Enterprise Adjusted EBITDA	$38,878	$36,686	$32,018
Corporate expenses	(4,458)	(5,284)	(4,962)
Consolidated Adjusted EBITDA	34,420	31,402	27,056
Share-based compensation	(3,534)	(3,589)	(3,835)
Reduction of contingent earn out	1,579	-	-
Impairment of related-party receivable	(363)	-	-
Depreciation	(3,383)	(3,008)	(3,142)
Amortization	(3,954)	(3,191)	(2,499)
Income from operations	24,765	21,614	17,580
Interest income	427	614	18
Interest expense	(2,237)	(2,332)	(2,482)
Discount on related party receivable	(1,196)	(519)	(1,369)
Other, net	-	21	-
Income before income taxes	$21,759	$19,398	$13,747

Interest expense and interest income are primarily generated at the corporate level and are not allocated.  Income taxes are likewise calculated and paid on a corporate level (except for entities that operate in foreign jurisdictions) and are not allocated for analysis purposes.

Geographic Information

Our revenues are derived primarily from the United States.  However, we also operate wholly owned offices or contract with licensees to provide our services in various countries throughout the world.  Our consolidated revenues were derived from the following countries (in thousands):

YEAR ENDED
AUGUST 31,	2014	2013	2012
United States	$153,999	$138,599	$121,328
Japan	16,652	19,594	19,440
Canada	8,780	9,866	8,574
United Kingdom	6,899	5,428	5,341
Australia	4,623	4,536	3,992
China/Singapore	3,322	2,889	2,512
Mexico/Central America	923	955	913
Thailand	860	860	693
Denmark/Scandanavia	831	693	660
Indonesia	761	778	705
Korea	725	469	607
India	684	559	576
Central/Eastern Europe	697	551	548
Brazil	595	495	509
Middle East	594	472	444
Malaysia	405	427	458
Others	3,815	3,753	3,156
	$205,165	$190,924	$170,456

During the periods presented in this report, there were no customers that accounted for more than ten percent of our consolidated revenues.

At August 31, 2014 and 2013, we had wholly owned direct offices in Australia, Japan, and the United Kingdom.  Our long-lived assets, excluding intangible assets, goodwill, and the long-term portion of the FCOP receivable were held in the following locations for the periods indicated (in thousands):

AUGUST 31,	2014	2013
United States/Canada	$30,445	$25,848
Japan	1,351	924
United Kingdom	149	212
Australia	111	69
	$32,056	$27,053

Inter-segment sales were immaterial and were eliminated in consolidation.

NOTE 16 – ACQUISITION OF NINETYFIVE 5 LLC

On March 11, 2013 we acquired substantially all of the assets of NinetyFive 5 LLC (NinetyFive 5).  NinetyFive 5 provides sales success training services that complement our existing sales performance content and is a key component of our Sales Performance practice.  The purchase price was $4.2 million in cash, payable in four installments through December 6, 2013, plus contingent earn out payments up to a maximum of $8.5 million, based on cumulative earnings before interest, income taxes, depreciation, and amortization (EBITDA) as set forth in the purchase agreement.

The following table summarizes the estimated fair values of the assets acquired, liabilities assumed, and separately identifiable intangible assets at the acquisition date (in thousands):

Computer equipment	$14
Intangible assets	3,989
Goodwill	4,728
Loss on reacquired license arrangement	950
Purchase price payable and unearned revenue	(2,651)
Contingent earn-out liability (long-term liabilities)	(4,109)
Gain on equity ownership interest	(971)
Cash paid	$1,950

The fair value of the contingent earn-out liability was determined using the Probability Weighted Expected Return Method.  We estimated the projected EBITDA to be achieved during the earn-out period utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considered NinetyFive 5’s weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business.  Under the applicable accounting guidance, we are required to reassess the fair value of the contingent earn-out liability each reporting period.  Any changes to the fair value are recorded to operating income in the period of change.

To complete the purchase transaction, we incurred $0.1 million of acquisition costs, which were recorded as selling, general, and administrative expenses in our consolidated income statements.  The acquisition of NinetyFive 5 had an immaterial impact on our consolidated income statements for the fiscal year ended August 31, 2013 and the acquisition of NinetyFive 5 was determined to be insignificant as defined by Regulation S-X.  NinetyFive 5 had total sales of $8.7 million (unaudited) and net income of $1.9 million (unaudited) for the year ended December 31, 2012.

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

We reassess the fair value of expected contingent earn out consideration and the corresponding liability resulting from the acquisition of NinetyFive 5 at the end of each fiscal quarter.  The reduction of the liability for the fiscal year ended August 31, 2014 totaled $1.6 million with a corresponding reduction in selling, general, and administrative expenses.

17.	MANAGEMENT COMMON STOCK LOAN PROGRAM

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

In May 2004, our Board of Directors approved modifications to the terms of the management stock loans.  The Company chose to forego certain of its rights under the terms of the loans and granted participants the modifications to improve their ability to pay, and the Company’s ability to collect, the outstanding balances of the loans.  The fiscal 2004 modifications waived the Company’s right to collect the outstanding balance of the loans for three years, or until the closing price of the Company’s stock multiplied by the number of shares held by participants equaled the outstanding principal and accrued interest on the loans (the Breakeven Date), lowered the effective interest rate, allowed participants to repay the loans with shares of common stock, and waived the prepayment penalty.

Prior to the May 2004 modifications, we accounted for the loans using a loan-based impairment model and periodically reduced the carrying value of the loans as determined by the loan loss methodology.  However, due to the nature of the May 2004 modifications, we reevaluated the accounting for the management stock loan program.  Based upon relevant accounting guidance, we determined that the management common stock loans should be accounted for as non-recourse stock compensation instruments.  As a result of this determination, the remaining carrying value of the notes and interest receivable, which totaled $7.6 million prior to the fiscal 2004 modifications, was reduced to zero with a corresponding reduction to additional paid-in capital.  This accounting treatment also precluded us from ever recovering amounts previously expensed for loan loss reserves.

During fiscal 2006, the Company offered participants in the management common stock loan program the opportunity to formally modify the terms of their loans in exchange for placing their shares of common stock in an escrow account that allowed us to have a security interest in the loan program shares.  The fiscal 2006 modifications changed the promissory due date to the earlier of March 30, 2013 or the Breakeven Date, and the Company was granted the right to redeem the shares held in the escrow account on the Breakeven Date.  At the closing date of the extension offer, management stock loan participants holding approximately 3.5 million shares, or 94 percent of the remaining loan shares, elected to accept the extension offer and placed their management stock loan shares into the escrow account.

During the second quarter of fiscal 2013, the common share price required to trigger the Breakeven Date redemptions was achieved for participants that accepted the fiscal 2006 modifications.  Accordingly, we transferred the shares of common stock held in the escrow account to our transfer agent as full payment on the loans.  These shares were valued at the closing price of our common stock on the Breakeven Date and were added to our treasury stock account with a corresponding increase to additional paid-in capital.  In connection with the repayment of the management stock loans, the Company recorded $0.5 million of share-based compensation expense for the value of the shares retained by loan participants that was in excess of the breakeven price.  The Company is currently in the process of collecting amounts due from participants that declined to accept the fiscal 2006 modification terms.

During the fourth quarter of fiscal 2012 we acquired 31,063 shares of our common stock from management stock loan participants who declared bankruptcy (unrelated to the management stock loan program).  These shares were released to us by the bankruptcy court and were valued at the closing price of our common stock on the date the shares were received into treasury by our transfer agent.

18.	RELATED PARTY TRANSACTIONS

Red Tree Acquisition

On April 10, 2014, we acquired the assets of Red Tree, Inc. (Red Tree), a company that provides training, consulting, and coaching designed to help organizations effectively manage and engage the “Millennial Generation” in their workforces.  We determined that this acquisition met the definition of an acquisition of a business under applicable accounting guidance.  The purchase price totaled $0.5 million in cash, which was paid at the closing of the purchase agreement.  During the calendar year ended December 31, 2013, Red Tree had revenues of $1.3 million (unaudited) and a net loss of $0.1 million (unaudited).  The acquisition of Red Tree had an immaterial impact on our consolidated financial statements during the fiscal year ended August 31, 2014 and was determined to be “not significant” as defined by Regulation S-X.

The following table summarizes the estimated fair values of the assets acquired from Red Tree (in thousands):

Inventory	$7
Intangible assets	405
Goodwill	50
Cash paid	$462

The acquisition costs associated with the purchase of Red Tree were insignificant and are included with our selling, general, and administrative expenses in fiscal 2014.  The goodwill generated from this transaction is primarily attributable to the methodologies and processes acquired, and is expected to be deductible for income tax purposes.  For more information on our goodwill acquired in fiscal 2014 and 2013, refer to Note 4.

The former owners of Red Tree are related to one of our Named Executive Officers and are currently employed by us.

CoveyLink Acquisition and Contingent Earn Out Payments

During fiscal 2009 we acquired the assets of CoveyLink Worldwide, LLC (CoveyLink).  CoveyLink conducts training and provides consulting based upon the book The Speed of Trust by Stephen M.R. Covey, who is the brother of one of our executive officers.

We accounted for the acquisition of CoveyLink using the guidance found in Statement of Financial Accounting Standards No. 141, Business Combinations.  The purchase price was $1.0 million in cash plus or minus an adjustment for specified working capital and the costs necessary to complete the transaction, which resulted in a total initial purchase price of $1.2 million.  The previous owners of CoveyLink, which includes Stephen M.R. Covey, were also entitled to earn annual contingent payments based upon earnings growth during the five years following the acquisition.

During the fiscal years ended August 31, 2014 and August 31, 2013, we paid $3.5 million and $2.2 million, respectively, in cash to the former owners of CoveyLink for required annual contingent payments.  The annual contingent payments were classified as goodwill in our consolidated balance sheets under the accounting guidance applicable at the time of the acquisition.  Based on the earnings of CoveyLink during the third earn out measurement period, we did not make a contingent earn out payment in fiscal 2012.

Prior to the acquisition date, CoveyLink had granted us a non-exclusive license for content related to The Speed of Trust book and related training courses for which we paid CoveyLink specified royalties.  As part of the CoveyLink acquisition, an amended and restated license of intellectual property was signed that granted us an exclusive, perpetual, worldwide, transferable, royalty-bearing license to use, reproduce, display, distribute, sell, prepare derivative works of, and perform the licensed material in any format or medium and through any market or distribution channel.  We are required to pay the brother of one of our executive officers royalties for the use of certain intellectual property developed by him.  The amount expensed for these royalties totaled $1.5 million, $1.4 million, and $1.2 million during the fiscal years ended August 31, 2014, 2013, and 2012.  As part of the acquisition of CoveyLink, we signed an amended license agreement as well as a speaker services agreement.  Based on the provisions of the speakers’ services agreement, we pay the brother of one of our executive officers a portion of the speaking revenues received for his presentations.  We expensed $1.0 million, $0.7 million, and $0.9 million for payment on these presentations during fiscal years 2014, 2013 and 2012.  We had $0.6 million accrued for these royalties and speaking fees at each of August 31, 2014 and 2013, which were included as components of accrued liabilities in our consolidated balance sheets.

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

As a result of FCOP’s structure as a limited liability company with separate owner capital accounts, we determined that our investment in FCOP is more than minor and that we are required to account for our investment in FCOP using the equity method of accounting.  We have not recorded our share of FCOP’s losses in the accompanying consolidated income statements because we have impaired and written off investment balances, as defined within the applicable accounting guidance, in previous periods in excess of our share of FCOP’s losses through August 31, 2014.

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

Our primary exposures related to FCOP at August 31, 2014 are from amounts owed to us by FCOP.  We receive reimbursement from FCOP for certain operating costs, some of which are billed to us by third-party providers.  The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.

Due to the settlement of litigation during fiscal 2012, the amount of cash we received from FCOP was reduced from previous forecasts and our receivable balance from FCOP increased significantly during fiscal 2012.  In addition, while we are not contractually obligated by the governing documents to fund the losses or make advances to FCOP, we provided working capital and other advances to FCOP during fiscal 2013 and fiscal 2012.  We believed that our extension of credit to FCOP would allow them the opportunity to improve operational results and repay amounts owed to us, including amounts that were previously written off.  In the fourth quarter of fiscal 2012, we received revised information from FCOP regarding scheduled repayments to us and we reclassified a portion of the FCOP receivable to long-term assets and recorded a discount charge of $1.4 million to reduce the long-term receivable to its estimated present value at August 31, 2012 using 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP.  This rate was based on a variety of factors including, but not limited to, current market interest rates for various qualities of comparable debt, discussions with FCOP’s lenders, and an evaluation of the realizability of FCOP’s future cash flows.  In fiscal 2013, we began to accrete this long-term receivable and essentially all of our interest income in fiscal 2014 and 2013 is attributable to accretion of interest on the long-term receivable.  In addition, more long-term receivable balances arose during fiscal 2014 and 2013 that we discounted at the 15 percent rate, which we determined still represented the estimated risk-adjusted borrowing rate of FCOP.

Throughout fiscal 2014 we were optimistic about FCOP’s financial performance, as they improved their cash flows and did not request working capital advances during calendar 2014.  However, subsequent to August 31, 2014, we received new projected earnings and cash flow information that reflected weaker sales of accessory products, which have a significant adverse impact on expected earnings and cash flows in future periods.  Accordingly, we determined that an additional $0.6 million discount charge and a corresponding $0.4 million impairment charge were needed to reduce the long-term receivable from FCOP to its net realizable value and ultimate net present value.  The impairment charge was recorded as a component of selling, general, and administrative expenses in our consolidated income statement for fiscal 2014.  The failure of FCOP to improve its earnings and cash flows in future periods and pay us for these receivables may have an adverse impact on our liquidity, financial position, and cash flows.

At August 31, 2014 and 2013, we had $6.1 million (net of $2.1 million discount) and $7.8 million (net of $1.8 million discount) receivable from FCOP, which have been classified in current assets and long-term assets in our consolidated balance sheets based on expected payment dates.  We also owed FCOP $0.3 million and $0.1 million at August 31, 2014 and 2013, respectively, for items purchased in the ordinary course of business.  These liabilities were classified in accounts payable in the accompanying consolidated balance sheets.

Other Related Party Transactions

We pay the estate of Dr. Stephen R. Covey a percentage of the royalty proceeds received from the sale of certain books that were authored by him.  During fiscal 2014, 2013, and 2012, we expensed $0.3 million, $0.7 million, and $0.8 million for royalties to the estate of the former Vice-Chairman under these agreements.  At August 31, 2014 and 2013, we had zero and $0.2 million accrued, respectively, for payment to the estate of the former Vice-Chairman under these royalty agreements.  Amounts payable to the estate of the former Vice-Chairman were included as components of accrued liabilities in our consolidated balance sheets.

We pay an executive officer of the Company a percentage of the royalty proceeds received from the sales of certain books authored by him in addition to his annual salary.  During the fiscal years ended August 31, 2014, 2013, and 2012, we expensed $0.2 million, $0.3 million, and $0.2 million for these royalties and had $0.2 million accrued at each of August 31, 2014 and 2013 as payable under the terms of these arrangements.  These amounts are included as a component of accrued liabilities in our consolidated balance sheets.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended August 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

There was no information to be disclosed in a current Report on Form 8-K during fourth quarter of fiscal 2014 that was not previously reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is incorporated by reference to the sections entitled “Nominees for Election to the Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Board of Director Meetings and Committees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 23, 2015.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

The Board of Directors has determined that one of the Audit Committee members, Mr. Michael Fung, is a “financial expert” as defined in Regulation S-K 407(d)(5) adopted under the Securities Exchange Act of 1934, as amended.  Our Board of Directors has also determined that Mr. Fung is an “independent director” as defined by the New York Stock Exchange (NYSE).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 23, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	[a]		[b]	[c]
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders(1)(4)	842	(2)	$11.41	1,095	(3)

(1)	Excludes 14,616 shares of unvested (restricted) stock awards and stock units that are subject to forfeiture.

(2)
Amount includes 210,821 performance share awards that are expected to be awarded under the terms of various long-term incentive plans.  In some of the performance-based plans, the number of shares eventually awarded to participants is variable and based upon the achievement of specified financial performance goals related to cumulative operating income.  The weighted average exercise price of outstanding options, warrants, and rights does not include the impact of performance awards.  For further information on our share-based compensation plans, refer to the notes to our financial statements as presented in Item 8 of this report.

(3)
Amount is based upon the number of performance-based plan shares expected to be awarded at August 31, 2014 and may change in future periods based upon the achievement of specified goals and revisions to estimates.

(4)	At August 31, 2014, we had approximately 532,000 shares authorized for purchase by participants in our Employee Stock Purchase Plan.

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 23, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 23, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 23, 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         List of documents filed as part of this report:

1.
Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2014, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2014 and 2013

Consolidated Income Statements and Statements of Comprehensive Income for the fiscal years ended August 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2014, 2013, and 2012

Consolidated Statements of Shareholders’ Equity for the fiscal years ended August 31, 2014, 2013, and 2012

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

3.	Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
2.1	Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(11)
2.2	Amendment to Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(12)
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(4)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey (Appendix C)	(7)
3.3	Amended and Restated Bylaws of Franklin Covey Co.	(19)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)

4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(3)
4.3	Registration Rights Agreement, dated June 2, 1999	(3)
4.4	Amended and Restated Shareholders Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)
4.5	Amended and Restated Registration Rights Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)
10.1*	Amended and Restated 2004 Employee Stock Purchase Plan	(10)
10.2*	Forms of Nonstatutory Stock Options	(1)
10.3	Warrant to Purchase Common Stock, dated March 8, 2005, to purchase 5,913,402 shares of Common Stock issued by the Company to Knowledge Capital Investment Group	(4)
10.4	Form of Warrant to purchase Common Stock to be issued by the Company to holders of Series A Preferred Stock other than Knowledge Capital Investment Group	(4)
10.5	Master Lease Agreement, dated June 17, 2005, between Franklin SaltLake LLC (Landlord) and Franklin Development Corporation (Tenant)	(5)
10.6	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(5)
10.7	Redemption Extension Voting Agreement between Franklin Covey Co. and Knowledge Capital Investment Group, dated October 20, 2005	(6)
10.8	Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated April 1, 2001	(8)
10.9	Additional Services Addendum No. 1 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(8)
10.10	Amendment No. 2 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(8)
10.11	Amendment No. 6 to the Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services L.L.C. dated April 1, 2006	(9)
10.12	Master License Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(13)
10.13	Supply Agreement between Franklin Covey Products, LLC and Franklin Covey Product Sales, Inc.	(13)
10.14	Master Shared Services Agreement between The Franklin Covey Products Companies and the Shared Services Companies	(13)

10.15	Amended and Restated Operating Agreement of Franklin Covey Products, LLC	(13)
10.16	Sublease Agreement between Franklin Development Corporation and Franklin Covey Products, LLC	(13)
10.17	Sub-Sublease Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(13)
10.18	General Services Agreement between Franklin Covey Co. and Electronic Data Systems, LLP (EDS) dated October 27, 2008	(14)
10.19	Asset Purchase Agreement by and Among Covey/Link, LLC, CoveyLink Worldwide LLC, Franklin Covey Co., and Franklin Covey Client Sales, Inc. dated December 31, 2008	(15)
10.20	Amended and Restated License of Intellectual Property by and Among Franklin Covey Co. and Covey/Link, LLC, dated December 31, 2008	(15)
10.21*	Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan	(16)
10.22	Amended and Restated Credit Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 14, 2011	(17)
10.23	Amended and Restated Security Agreement by and among Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011	(17)
10.24	Amended and Restated Repayment Guaranty by and among Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011	(17)
10.25	Secured Promissory Note between Franklin Covey Co. and JPMorgan Chase Bank, N.A. for $10.0 million revolving loan, dated March 14, 2011	(17)
10.26	Secured Promissory Note between Franklin Covey Co. and JPMorgan Chase Bank, N.A. for $5.0 million term loan, dated March 14, 2011	(17)
10.27	Agreement dated July 26, 2011, between Franklin Covey Co., and Knowledge Capital Investment Group	(18)
10.28	First Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 13, 2012	(20)
10.29	Consent and Agreement of Guarantor by and between Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc. and JPMorgan Chase Bank, N.A., dated March 13, 2012	(20)
10.30	Second Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated June 15, 2012	(21)
10.31	Consent and Agreement of Guarantor by and between Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc. and JPMorgan Chase Bank, N.A., dated June 15, 2012	(21)

10.32*	Form of Change in Control Severance Agreement	(22)
10.33	Asset Purchase Agreement made as of March 11, 2013 by and among NinetyFive 5 LLC and Franklin Covey Client Sales, Inc. and other parties thereto	(23)
10.34	Third Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 25, 2013	(24)
10.35	Consent and Agreement of Guarantor by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 25, 2013	(24)
21	Subsidiaries of the Registrant		éé
23	Consent of Independent Registered Public Accounting Firm		éé
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		éé
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer		éé
32	Section 1350 Certifications		éé
101.INS	XBRL Instance Document		éé
101.SCH	XBRL Taxonomy Extension Schema		éé
101.CAL	XBRL Taxonomy Extension Calculation Linkbase		éé
101.DEF	XBRL Taxonomy Extension Definition Linkbase		éé
101.LAB	XBRL Taxonomy Extension Label Linkbase		éé
101.PRE	XBRL Extension Presentation Linkbase		éé

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.
(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.
(3)	Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 14, 1999). Registration No. 005-43123.
(4)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.**
(5)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 27, 2005.**
(6)	Incorporated by reference to Report on Form 8-K filed with the Commission on October 24, 2005.**
(7)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 12, 2005.**
(8)	Incorporated by reference to Report on Form 10-Q filed July 10, 2001, for the quarter ended May 26, 2001.**
(9)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 5, 2006.**
(10)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on February 1, 2005.**
(11)	Incorporated by reference to Report on Form 8-K/A filed with the Commission on May 29, 2008.**
(12)	Incorporated by reference to Report on Form 10-Q filed July 10, 2008, for the Quarter ended May 31, 2008.**
(13)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 11, 2008.**
(14)	Incorporated by reference to Report on Form 10-K filed with the Commission on November 14, 2008.**
(15)	Incorporated by reference to Report on Form 10-Q filed with the Commission on April 9, 2009.**

(16)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 15, 2010.**
(17)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 17, 2011.**
(18)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 28, 2011.**
(19)	Incorporated by reference to Report on Form 8-K filed with the Commission on February 1, 2012.**
(20)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 15, 2012.**
(21)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 19, 2012.**
(22)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2012.**
(23)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2013.**
(24)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 27, 2013.**

éé  Filed herewith and attached to this report.
*       Indicates a management contract or compensatory plan or agreement.
**     Registration No. 001-11107.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2014.

FRANKLIN COVEY CO.

By:	/s/ Robert A. Whitman
Robert A. Whitman Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert A. Whitman	Chairman of the Board and Chief Executive Officer	November 14, 2014
Robert A. Whitman
/s/ Clayton M. Christensen	Director	November 14, 2014
Clayton M. Christensen
/s/ Michael Fung	Director	November 14, 2014
Michael Fung
/s/ Dennis G. Heiner	Director	November 14, 2014
Dennis G. Heiner
/s/ Donald J. McNamara	Director	November 14, 2014
Donald J. McNamara
/s/ Joel C. Peterson	Director	November 14, 2014
Joel C. Peterson
/s/ E. Kay Stepp	Director	November 14, 2014
E. Kay Stepp
/s/ Stephen D. Young	Chief Financial Officer and Chief Accounting Officer	November 14, 2014
Stephen D. Young