Form 10-Q
period 2014-11-29
FRANKLIN COVEY CO
filed 2015-01-08
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2014

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

16,922,445 shares of Common Stock as of December 31, 2014

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	November 29,	August 31,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,571	$10,483
Accounts receivable, less allowance for doubtful accounts of $912 and $918	53,611	61,490
Receivable from related party	2,219	1,851
Inventories	6,372	6,367
Income taxes receivable	2,267	2,432
Deferred income tax assets	4,257	4,340
Prepaid expenses and other current assets	6,038	6,053
Total current assets	82,335	93,016

Property and equipment, net	16,703	17,271
Intangible assets, net	56,219	57,177
Goodwill	19,641	19,641
Long-term receivable from related party	3,450	3,296
Other long-term assets	14,062	14,785
	$192,410	$205,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$1,341	$1,298
Accounts payable	7,038	12,001
Accrued liabilities	20,020	29,586
Total current liabilities	28,399	42,885

Financing obligation, less current portion	25,723	26,078
Other liabilities	3,936	3,934
Deferred income tax liabilities	5,954	5,575
Total liabilities	64,012	78,472

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	207,445	207,148
Retained earnings	60,324	58,496
Accumulated other comprehensive income	799	1,451
Treasury stock at cost, 10,250 shares and 10,266 shares	(141,523)	(141,734)
Total shareholders’ equity	128,398	126,714
	$192,410	$205,186

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per-share amounts)

	Quarter Ended
	November 29,	November 30,
	2014	2013
	(unaudited)
Net sales:
Training and consulting services	$45,473	$41,335
Products	1,314	1,326
Leasing	1,088	757
	47,875	43,418
Cost of sales:
Training and consulting services	15,421	12,414
Products	637	506
Leasing	613	467
	16,671	13,387
Gross profit	31,204	30,031

Selling, general, and administrative	25,699	24,752
Depreciation	964	784
Amortization	953	989
Income from operations	3,588	3,506

Interest income	111	143
Interest expense	(539)	(560)
Discount on related party receivable	(130)	(142)
Income before income taxes	3,030	2,947
Provision for income taxes	(1,202)	(1,228)
Net income	$1,828	$1,719

Net income per share:
Basic	$0.11	$0.10
Diluted	0.11	0.10

Weighted average number of common shares:
Basic	16,870	16,564
Diluted	17,092	16,859

COMPREHENSIVE INCOME
Net income	$1,828	$1,719
Foreign currency translation adjustments, net of tax	(652)	(78)
Comprehensive income	$1,176	$1,641

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarter Ended
	November 29,	November 30,
	2014	2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,828	$1,719
Adjustments to reconcile net income to net cash used
for operating activities:
Depreciation and amortization	1,917	1,773
Share-based compensation expense	402	1,262
Amortization of capitalized curriculum costs	932	484
Deferred income taxes	730	459
Reduction of estimated earn out liability	(28)	(520)
Changes in assets and liabilities:
Decrease in accounts receivable, net	7,373	5,939
Increase in inventories	(128)	(785)
Decrease (increase) in receivable from related party	(522)	1,274
Increase in prepaid expenses and other assets	(209)	(347)
Decrease in accounts payable and accrued liabilities	(14,155)	(11,909)
Decrease in income taxes payable/receivable	(63)	(1,405)
Decrease in other long-term liabilities	67	82
Net cash used for operating activities	(1,856)	(1,974)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(517)	(1,112)
Curriculum development costs	(249)	(2,739)
Acquisition of businesses	-	(1,125)
Net cash used for investing activities	(766)	(4,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on financing obligation	(317)	(277)
Purchases of common stock for treasury	(56)	(3,214)
Proceeds from sales of common stock held in treasury	162	133
Net cash used for financing activities	(211)	(3,358)
Effect of foreign currency exchange rates on cash and cash equivalents	(79)	19
Net decrease in cash and cash equivalents	(2,912)	(10,289)
Cash and cash equivalents at the beginning of the period	10,483	12,291
Cash and cash equivalents at the end of the period	$7,571	$2,002

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$484	$2,054
Cash paid for interest	539	560

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$54	$25

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Franklin Covey Co. (hereafter referred to as us, we, our, or the Company) is a global company focused on individual and organizational performance improvement.  Our mission is to “enable greatness in people and organizations everywhere,” and our employees worldwide are organized to help individuals and organizations achieve sustained superior performance through changes in human behavior.  Our expertise extends to seven crucial areas: Leadership, Execution, Productivity, Trust, Sales Performance, Customer Loyalty, and Educational Improvement.  We believe that our clients are able to utilize our content to create cultures whose hallmarks are high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

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

4.	Transformational Impact and Reach – We are committed to and measure ourselves by our clients’ achievement of transformational results.

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended August 31, 2014.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that end on November 29, 2014, February 28, 2015, and May 30, 2015 during fiscal 2015.  Under the modified 52/53-week fiscal year, the quarter ended November 29, 2014 had one less business day than the quarter ended November 30, 2013.  Unless otherwise noted, references to fiscal years apply to the 12 months ended on August 31 of the specified year.

The results of operations for the quarter ended November 29, 2014 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2015, or for any future periods.

At November 29, 2014, the carrying value of our financial instruments approximated their fair values.  The fair value of the contingent earn out payment liability from the acquisition of Ninety-Five 5, LLC in a prior period is considered a level 3 measurement because we estimate projected earnings during the earn-out period utilizing various potential pay-out scenarios.  There have been no significant changes in our valuation process or sensitivity from those disclosed at August 31, 2014.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands).

	November 29,	August 31,
	2014	2014
Finished goods	$6,310	$6,295
Raw materials	62	72
	$6,372	$6,367

NOTE 3 – SHARE-BASED COMPENSATION

The compensation cost of our share-based compensation plans is included in selling, general, and administrative expenses in the accompanying condensed consolidated income statements.  The total cost of our share-based compensation plans was as follows for the periods presented (in thousands).

	Quarter Ended
	November 29,	November 30,
	2014	2013
Performance awards	$298	$1,136
Unvested share awards	75	100
Employee stock purchase plan	29	26
	$402	$1,262

During the quarter ended November 29, 2014, we issued approximately 19,000 shares of our common stock to employees from our various share-based compensation plans.  The following is a description of developments in our share-based compensation plans during the quarter ended November 29, 2014.

Performance Awards

On November 20, 2014, the Organization and Compensation Committee of the Board of Directors (the Compensation Committee) granted new performance-based equity awards for our executive officers.  A total of 108,122 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) and increased sales of Leadership, Productivity, and Trust practice sales (the Practice Sales) as shown below.

Adjusted EBITDA			Practice Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(millions)	Shares	Status	(millions)	Shares	Status
$39.6	25,228	not vested	$107.0	10,812	not vested
$45.5	25,228	not vested	$118.0	10,812	not vested
$52.3	25,229	not vested	$130.0	10,813	not vested
	75,685			32,437

These performance awards have a maximum life of six years and compensation expense is recognized as we determine it is probable that the shares will vest.  Adjustments to compensation expense to reflect the timing of and the number of shares expected to be awarded will be made on a cumulative basis at the date of the adjustment.

Compensation expense recognized during the quarter ended November 29, 2014 for performance awards includes expense related to awards granted in previous periods for which the performance targets are probable of being achieved.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter ended November 29, 2014, we issued 10,024 shares of our common stock to participants in the ESPP.

NOTE 4 – EARNINGS PER SHARE

The following is a reconciliation from basic earnings per share (EPS) to diluted EPS (in thousands, except per-share amounts).

	Quarter Ended
	November 29,	November 30,
	2014	2013
Numerator for basic and
diluted earnings per share:
Net income	$1,828	$1,719

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	16,870	16,564
Effect of dilutive securities:
Stock options and other
share-based awards	222	295
Diluted weighted average
shares outstanding	17,092	16,859

EPS Calculations:
Net income per share:
Basic	$0.11	$0.10
Diluted	0.11	0.10

Other securities, including performance share-based compensation instruments, may have a dilutive effect on our EPS calculation in future periods if the price of our common stock increases.

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

In the normal course of business, we may make structural and cost allocation revisions to our enterprise information to reflect new reporting responsibilities within the organization.  There were no significant organizational or structural changes during the quarter ended November 29, 2014 that would affect the comparability of the enterprise information presented.  We account for our enterprise information on the same basis as the accompanying condensed consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)

	Sales to
Quarter Ended	External		Adjusted
November 29, 2014	Customers	Gross Profit	EBITDA	Depreciation	Amortization

U.S./Canada	$35,538	$22,006	$1,689	$505	$952
International	11,249	8,723	5,382	83	1
Total	46,787	30,729	7,071	588	953
Corporate and eliminations	1,088	475	(1,192)	376	-
Consolidated	$47,875	$31,204	$5,879	$964	$953

Quarter Ended
November 30, 2013

U.S./Canada	$32,294	$21,303	$2,438	$374	$987
International	10,367	8,438	4,890	79	2
Total	42,661	29,741	7,328	453	989
Corporate and eliminations	757	290	(1,307)	331	-
Consolidated	$43,418	$30,031	$6,021	$784	$989

A reconciliation of our consolidated Adjusted EBITDA to consolidated income before income taxes is provided below (in thousands).

	Quarter Ended
	November 29,	November 30,
	2014	2013
Enterprise Adjusted EBITDA	$7,071	$7,328
Corporate expenses	(1,192)	(1,307)
Consolidated Adjusted EBITDA	5,879	6,021
Share-based compensation expense	(402)	(1,262)
Reduction of contingent earn out liability	28	520
Depreciation	(964)	(784)
Amortization	(953)	(989)
Income from operations	3,588	3,506
Interest income	111	143
Interest expense	(539)	(560)
Discount on related party receivable	(130)	(142)
Income before income taxes	$3,030	$2,947

We reassess the fair value of expected contingent consideration and the corresponding liability resulting from the fiscal 2013 acquisition of NinetyFive 5, LLC (Ninety Five 5) each period.  The reduction of the liability for the quarter ended November 29, 2014 totaled approximately $28,000 and is reflected in selling, general, and administrative expenses on our consolidated income statements.  However, the impact of these adjustments is not included in our consolidated Adjusted EBITDA calculations as shown above.

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

We are required to account for our investment in FCOP using the equity method of accounting.  However, we have not recorded our share of FCOP’s losses in the accompanying condensed consolidated income statements because we have impaired and written off investment balances in previous periods, as defined within the applicable accounting guidance, in excess of our share of FCOP’s losses through November 29, 2014.

Our primary exposure related to FCOP is from amounts owed to us by FCOP.  We receive reimbursement from FCOP for certain operating costs and for working capital or other advances that we may make to FCOP although we are not contractually required to make advances to FCOP.  The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.  We had $5.7 million (net of $2.1 million discount) receivable at November 29, 2014 and $5.1 million (net of $2.1 million discount) receivable at August 31, 2014 from FCOP, which are classified as components of current and long-term assets in our condensed consolidated balance sheets based on expected payment dates.  The long-term receivable has been discounted using a rate of 15 percent.

NOTE 7 – KNOWLEDGE CAPITAL REGISTRATION STATEMENT

Pursuant to a fiscal 2011 warrant exercise agreement with Knowledge Capital Investment Group (Knowledge Capital), we filed a registration statement on Form S-3 on November 21, 2014 with the Securities and Exchange Commission to register shares held by Knowledge Capital.  We anticipate that this registration statement will become effective during the quarter ended February 28, 2015.  At November 29, 2014, Knowledge Capital held 3.2 million shares of our common stock.  Two members of our Board of Directors, including our Chief Executive Officer, have an equity interest in Knowledge Capital.

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

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2014.

RESULTS OF OPERATIONS

Overview

The first quarter of our fiscal year includes the months of September, October, and November.  During the first quarter of fiscal 2014, which ended on November 29, 2014, we had the strongest fiscal first quarter sales ever for our current business.  Sales for the quarter ended November 29, 2014 increased $4.5 million, or 10 percent, to $47.9 million compared with $43.4 million in the first quarter of fiscal 2014.  Sales grew in all of our major delivery channels when compared with the prior year, including a $2.0 million increase in government services revenues, a $1.6 million increase at our office in the United Kingdom, and a $1.0 million increase from our Education practice.  We believe our first quarter sales are indicative of continued strong momentum in the marketplace and we believe the outlook is bright for the remainder of fiscal 2015.

Increased sales resulted in increased gross profit, which grew $1.2 million, or four percent, to $31.2 million, compared with $30.0 million in the prior year.  Our income from operations for the quarter ended November 29, 2014 increased slightly to $3.6 million, compared with $3.5 million in the first quarter of fiscal 2014, reflecting the adverse impact of a strengthening U.S. dollar during the quarter.  Foreign exchange rates had a $0.7 million adverse impact on sales during the quarter ($0.5 million on our international direct office revenues and $0.2 million on international licensee royalties) and generated $0.4 million of transaction losses recognized in selling, general, and administrative expenses.  Our income before income taxes increased to $3.0 million, compared with $2.9 million for the quarter ended November 30, 2013.  Net income for the first quarter of fiscal 2015 increased by $0.1 million, and totaled $1.8 million, or $.11 per diluted share, compared with $1.7 million, or $.10 per diluted share, in the first quarter of fiscal 2014.

The primary factors that influenced our operating results for the quarter ended November 29, 2014 were as follows:

•
Sales – Our consolidated sales increased to $47.9 million compared with $43.4 million in the first quarter of fiscal 2014.  Sales increased in all of our major delivery channels, which resulted in the best first quarter sales ever for our current business.  As mentioned above, sales performance was especially strong in the government services office, at our office in the United Kingdom, and from the Education practice.

•
Gross Profit – Our gross profit for the quarter increased to $31.2 million compared with $30.0 million in the prior year due to increased sales.  Our consolidated gross margin, which is gross profit as a percentage of sales, declined to 65.2 percent compared with 69.2 percent in the prior year.

•
Operating Expenses – Our operating expenses increased by $1.1 million compared with the same quarter of the prior year, which was due to a $0.9 million increase in selling, general, and administrative expenses, and increased depreciation expense.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

The following table sets forth consolidated sales data by category and by our primary delivery channels for the periods indicated (in thousands).

	Quarter Ended
	November 29, 2014	November 30, 2013	Percent Change
Sales by Category:
Training and consulting services	$45,473	$41,335	10
Products	1,314	1,326	(1)
Leasing	1,088	757	44
	$47,875	$43,418	10

Sales by Channel:
U.S./Canada direct	$23,393	$20,908	12
International direct	6,916	6,225	11
International licensees	4,539	4,375	4
National account practices	9,701	8,854	10
Self-funded marketing	1,578	1,478	7
Other	1,748	1,578	11
	$47,875	$43,418	10

Quarter Ended November 29, 2014 Compared with the Quarter Ended November 30, 2013

Sales

We offer a variety of training courses, consulting services, and training-related products that are focused on solving organizational problems which require a change in human behavior.  Our training and consulting solutions are provided both domestically and internationally through our sales force, client facilitators, international licensees, and the internet on various web-based delivery platforms.  The following sales analysis for the quarter ended November 29, 2014 is based on activity through our primary delivery channels as shown above.

U.S./Canada Direct – This channel includes our four regional sales offices that serve clients in the United States and Canada, and our government services group.  Sales increased by $2.5 million compared with the prior year primarily due to a $2.0 million increase in government services sales.  The increase in government service sales was due to the renewal of a large government contract that was obtained during the quarter.  The increase over prior year at our regional sales offices was generally broad-based across our offerings and was favorably impacted by sales of our re-created The 7 Habits Signature Program, which was launched in the second half of fiscal 2014.  Our corporate pipeline of booked days and awarded revenue continues to be strong, and we are optimistic about continued growth in this channel during the remainder of fiscal 2015.

International Direct – Our directly owned international offices are located in Australia, Japan, and the United Kingdom.  During the quarter ended November 29, 2014, the increase in international direct sales was due to a $1.6 million increase in sales at our office in the United Kingdom.  During the quarter, we maintained the favorable growth momentum in our United Kingdom office from fiscal 2014, and signed a $1.0 million contract to provide services for a large, multi-national organization.  Increased sales from our United Kingdom office were partially offset by decreased sales in Japan and Australia.  For the quarter ended November 29, 2014 sales decreased $0.7 million from our office in Japan.  Our sales in Japan were adversely affected by foreign exchange rates ($0.4 million) as the U.S. dollar strengthened against the Japanese yen, and by a slowing Japanese economy.  Sales decreased $0.2 million at our office in Australia when compared with the prior year primarily due to decreased demand during the quarter.  Foreign exchange rates had a $0.5 million adverse impact on our international direct sales during the quarter ended November 29, 2014.

International Licensees – In countries or foreign locations where we do not have a directly-owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  During the quarter ended November 29, 2014, certain of our foreign licensees had increased training sales compared with the same period of the prior year, which resulted in a four percent increase in licensee royalty revenues compared with the same quarter of fiscal 2014.  The strengthening U.S. dollar had a $0.2 million adverse impact on our international licensee royalty revenues during the quarter ended November 29, 2014.  While we are confident in our international licensee partners’ ability to grow during fiscal 2015, increased international volatility and a strengthening U.S. dollar may have an adverse impact on our licensee revenues in future periods.

National Account Practices – Our national account practices sell content solutions that are not typically offered in our U.S./Canada direct sales offices.  These offerings include, in the Education practice, The Leader In Me program designed for students primarily in K-6 elementary schools; Helping Clients Succeed from our Sales Performance practice; and Winning Customer Loyalty from our Customer Loyalty practice.  During the quarter ended November 29, 2014, our Education practice sales increased $1.0 million, and Customer Loyalty practice revenues increased $0.2 million.  These increases were partially offset by a $0.4 million decrease in Sales Performance practice revenues, primarily due to decreased demand and fewer new contracts obtained for this offering during the quarter.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to a 22 percent increase in Education Practice revenues compared with the prior year.  We have made substantial investments in new sales personnel for our Education practice and expect that our sales will continue to grow compared with prior periods in the future.  Consistent with prior years, we expect the majority of sales growth from our Education practice to occur during our fourth fiscal quarter.  Our Customer Loyalty practice revenues grew on the strength of increased demand and new contracts for these services during the quarter.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  Our self-funded marketing sales increased $0.1 million compared with the prior year due to a slight increase in book royalty revenues and a small increase in public program revenues compared with the prior year.

Other – Our other sales are comprised primarily of leasing and shipping and handling revenues.  Our other sales increased primarily due to increased leasing revenues on our corporate headquarters facility compared with the prior year.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended November 29, 2014, our consolidated gross profit increased to $31.2 million compared with $30.0 million in the same quarter of fiscal 2014.  The increase in gross profit was attributable to increased sales, as our gross margin for the quarter ended November 29, 2014 decreased to 65.2 percent of sales compared with 69.2 percent in the first quarter of fiscal 2014.  Compared with the prior year, our gross margin was impacted by the absorption of additional selling, general, and administrative expenses resulting from increased sales; the mix of offerings sold, including increased on-site programs and decreased facilitator revenue; by $0.4 million of increased capitalized curriculum amortization costs, primarily resulting from fiscal 2014 costs to re-create The 7 Habits Signature Program; and underutilization of delivery consultants and newly hired coaches in certain locations and practices.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

	November 29, 2014	November 30, 2013	$ Change	% Change
Selling, general, and administrative	$25,699	$24,752	$947	4
Depreciation	964	784	180	23
Amortization	953	989	(36)	(4)
	$27,616	$26,525	$1,091	4

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses for the quarter ended November 29, 2014 increased $0.9 million compared with the first quarter of fiscal 2014.  The increase in SG&A expenses over the prior year was primarily due to 1) a $1.1 million increase related to the addition of new sales personnel, increased commissions on higher sales, and marketing events; 2) $0.4 million of foreign exchange losses as the U.S. dollar strengthened during the quarter; and 3) $0.3 million of increased research and development expenses.  We continue to invest in new sales personnel and we had 174 client partners at November 29, 2014 compared with 147 at the end of the first quarter of fiscal 2014.  The impact of these increased expenses was partially offset by a $0.8 million decrease in non-cash share-based compensation expense.

Depreciation – Depreciation expense increased by $0.2 million compared with the first quarter of fiscal 2014 primarily due to the addition of fixed assets, which consisted primarily of computer hardware, software, and leasehold improvements during fiscal 2014 and the first quarter of fiscal 2015.  Based on previous property and equipment acquisitions and expected capital asset activity during fiscal 2015, we expect our depreciation expense will total approximately $4.3 million in fiscal 2015.

Amortization – Our consolidated amortization expense decreased slightly compared with the prior year due to the amortization of previously acquired intangibles, which are amortized more heavily early in their estimated useful lives.  We currently expect our amortization expense from definite-lived intangible assets will total $3.8 million in fiscal 2015.

Discount on Related Party Receivable

We record receivables from FCOP for reimbursement of certain operating costs, such as rent and shared services (e.g. mail services), which are billed to us by third party providers, and for working capital and other advances that we make, even though we are not contractually required to make advances or absorb the losses of FCOP.  Based on expected payment, some of these receivables were previously recorded as long-term receivables and were required to be recorded at net present value.  We previously discounted additions to the long-term portion of the FCOP receivable based on forecasted repayments at a discount rate of 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP.  Our ability to record amounts receivable from FCOP is based on estimates of future cash flows of FCOP that support the collectability of these receivables.  As a result of lower estimated cash flows at FCOP compared with previous years, we may not be able to recognize receivables for lease revenue and reimbursement of certain other costs in future periods.

Income Taxes

Our effective income tax rate for the quarter ended November 29, 2014 was approximately 40 percent, compared with approximately 42 percent for the first quarter of fiscal 2014.  The decrease in our effective rate was primarily due to a smaller provision for unrecognized tax benefits compared with the prior year as well as a decrease in estimated permanent differences.

We paid $0.5 million in cash for income taxes during the quarter ended November 29, 2014.  We anticipate that our total cash paid for income taxes will be less than our income tax provision in fiscal 2015 through fiscal 2017 as we utilize foreign tax credit carryforwards and other deferred income tax assets.  In fiscal 2015 we also expect to receive a large refund of income taxes we were required to prepay to a foreign jurisdiction during fiscal 2014.  After utilization of our foreign tax credit carryforwards, which we currently expect to be fully used by the end of fiscal 2017, we anticipate that our cash paid for income taxes will increase and approximate our income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 29, 2014 was $7.6 million, with no borrowings on our line of credit, compared with $10.5 million of cash at August 31, 2014.  Our net working capital (current assets less current liabilities) totaled $53.9 million at November 29, 2014 compared with $50.1 million at August 31, 2014.  Of our $7.6 million in cash at November 29, 2014, $3.5 million was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and proceeds from our $10.0 million revolving line of credit.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), working capital expansion, repayment of our financing obligation, and business acquisitions.

We may use proceeds from our line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the line of credit agreement.  The line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.  Our existing line of credit agreement expires in March 2016.  In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including (i) a funded debt to EBITDAR ratio requirement of less than 3.00 to 1.00; (ii) a fixed charge coverage ratio requirement in excess of 1.5 to 1.0; and (iii) an $8.0 million limitation on capital expenditures, excluding capitalized curriculum development.  At November 29, 2014, we believe that we were in compliance with the terms and financial covenants applicable to our line of credit facility.

In addition to available borrowings on our $10.0 million revolving line of credit facility, we have a long-term lease on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the first quarter of fiscal 2015.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  During our first fiscal quarter, our cash flows from operating activities are impacted by the payment of seasonally high accrued liability (primarily year-end commissions and bonuses) and accounts payable balances, and our cash flows from operating activities are routinely negative during our first quarter.  Our cash used for operating activities totaled $1.9 million in the first quarter of fiscal 2015 compared with $2.0 million used during the same period of the prior year.

As previously mentioned, our cash flows from operating activities compared with the prior year were primarily affected by cash paid for seasonally high accrued bonuses and commissions (reduction of accrued liabilities) on our record fourth quarter fiscal 2014 sales, payments to reduce seasonally high accounts payable, and increased collections of accounts receivable.  While our collections of accounts receivable do not indicate a significant increase in potentially uncollectible accounts, our overall collections continue to be hampered by slower-than-anticipated collections from governmental sales, including Education practice sales, licensees, and longer payment terms on certain services contracts.  The longer payment terms granted to certain clients were within our normal credit policy.  We anticipate that these collection trends may continue throughout fiscal 2015, but we believe that our cash flows from operating activities will continue to improve when compared with the prior year.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the quarter ended November 29, 2014 totaled $0.8 million.  Our primary uses of cash for investing activities included purchases of property and equipment in the normal course of business, and curriculum development.

Our purchases of property and equipment, which totaled $0.5 million, consisted primarily of computer hardware, computer software, and leasehold improvements.  We currently anticipate that our purchases of property and equipment will total approximately $3.8 million in fiscal 2015; however, we intend to replace our existing enterprise resource planning software beginning later in fiscal 2015, which may result in increased capital spending compared with current expectations.

We spent $0.2 million during the quarter on the development of various offerings.  We anticipate that our capital spending for curriculum development will total $5.0 million during fiscal 2015.

During the third quarter of fiscal 2013 we completed the acquisition of NinetyFive 5, an entity that provides sales success training services.  The consideration for the acquisition consists of an initial $4.2 million payable in four installments through December 2013, and additional potential earn out payments up to a maximum of $8.5 million based on cumulative EBITDA as set forth in the purchase agreement.  We also have a contingent payment liability to the former owners of NinetyFive 5 that is required to be recorded at fair value.  At November 29, 2014 the fair value of this liability was $2.5 million, which was recorded as a component of other long-term liabilities on our consolidated balance sheet.  Currently it is uncertain as to whether, or when, the various targets under the arrangement will be met; therefore, this potential liability will continue to be remeasured to fair value at the end of each reporting period.

Cash Flows From Financing Activities

During the quarter ended November 29, 2014 we used $0.2 million of net cash for financing activities.  Our uses of cash for financing activities consisted of $0.3 million used for principal payments on our long-term financing obligation, and $0.1 million used to repurchase shares of common stock (for shares withheld for minimum statutory taxes on share-based compensation awards).  Partially offsetting these uses of cash was $0.2 million of cash received from participants in our employee stock purchase plan.

We previously announced the approval of a plan to repurchase up to $10.0 million of our common stock.  We intend to use cash in excess of $10.0 million, provided we have no balance outstanding on our line of credit, for the purchases.  Through November 29, 2014, we have purchased a total of 73,320 shares of our common stock for $0.8 million.  We anticipate that the purchases of our common stock under this approved plan will increase the use of cash for financing activities in future periods.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligation, and meet other working capital requirements during fiscal 2015 through current cash balances and future cash flows from operating activities.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available line of credit and other financing alternatives, if necessary, for these expenditures.  We extended the maturity date on our Restated Credit Agreement during fiscal 2013 to March 2016 and expect to renew the Restated Credit Agreement in the near future to maintain the availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Our required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) minimum operating lease payments primarily for domestic regional and foreign office space; 3) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; and 4) payments to HP Enterprise Services for outsourcing services related to information systems, warehousing, and distribution services.  We also have an obligation to pay contingent earn out payments to the former owners of Ninety Five 5, LLC if certain earnings thresholds are achieved.  However, the timing and amount of these payments are uncertain at November 29, 2014.  There have been no significant changes to our expected required contractual obligations from those disclosed in our Form 10-K as of August 31, 2014.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

On May 28, 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board and is designed to create a single, principles-based process by which all businesses must calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and is required to be adopted in fiscal years beginning after December 15, 2016 and for interim periods therein.  The new standard may be applied using the “full retrospective” or “modified retrospective” approach.  As of November 29, 2014, we have not yet determined the method of adoption nor the impact that ASU No. 2014-09 will have on our reported revenue or results of operations.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting polices used to prepare our consolidated financial statements, including our revenue recognition policy, are outlined primarily in Note 1 of the consolidated financial statements presented in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended August 31, 2014.  Please refer to disclosures found in our Form 10-K for further information regarding our uses of estimates and critical accounting policies.  There have been no significant changes to our previously disclosed estimates or critical accounting policies.

Some of the accounting guidance we use require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements.  We regularly evaluate our estimates and assumptions and base those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America.  Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not within our control, but which may have an impact on these estimates and our actual financial results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.  We did not utilize any foreign currency or interest rate derivative instruments during the quarter ended November 29, 2014.

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

PART II.  OTHER INFORMATION

Item 1A.         RISK FACTORS

For further information regarding our Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended November 29, 2014:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
September 1, 2014 to October 4, 2014	-		$-	-	$9,225

October 5, 2014 to November 1, 2014	-		-	-	9,225

November 2, 2014 to November 29, 2014	-		-	-	9,225	(1)

Total Common Shares	-	(2)	$-	-

(1)
On March 26, 2012, our Board of Directors approved a plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  We intend to use available cash in excess of $10.0 million, provided we have no balance outstanding on our line of credit, to make the purchases.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  Following the approval of this common stock repurchase plan, we have purchased a total of 73,320 shares of our common stock for $0.8 million through November 29, 2014.

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

(2)
Amount excludes 2,843 shares of our common stock that were withheld for minimum statutory taxes on share-based compensation awards issued to employees during the quarter ended November 29, 2014.  The withheld shares were valued at the market price on the date that the shares were distributed to participants and were acquired at weighted average price of $19.59 per share.

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

FRANKLIN COVEY CO.

Date:	January 8, 2015	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	January 8, 2015	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)