Form 10-Q
period 2015-02-28
FRANKLIN COVEY CO
filed 2015-04-09
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

16,859,632 shares of Common Stock as of March 31, 2015

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	February 28,	August 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,599	$10,483
Accounts receivable, less allowance for doubtful accounts of $1,010 and $918	47,987	61,490
Receivable from related party	1,151	1,851
Inventories	5,610	6,367
Income taxes receivable	783	2,432
Deferred income tax assets	4,249	4,340
Prepaid expenses and other current assets	5,759	6,053
Total current assets	84,138	93,016

Property and equipment, net	16,198	17,271
Intangible assets, net	55,265	57,177
Goodwill	19,903	19,641
Long-term receivable from related party	2,747	3,296
Other long-term assets	13,204	14,785
	$191,455	$205,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$1,384	$1,298
Accounts payable	7,573	12,001
Accrued liabilities	19,525	29,586
Total current liabilities	28,482	42,885

Financing obligation, less current portion	25,361	26,078
Other liabilities	3,965	3,934
Deferred income tax liabilities	5,984	5,575
Total liabilities	63,792	78,472

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	207,050	207,148
Retained earnings	60,751	58,496
Accumulated other comprehensive income	711	1,451
Treasury stock at cost, 10,267 shares and 10,266 shares	(142,202)	(141,734)
Total shareholders’ equity	127,663	126,714
	$191,455	$205,186

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per-share amounts)

	Quarter Ended		Two Quarters Ended
	February 28,	March 1,	February 28,	March 1,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net sales:
Training and consulting services	$43,545	$43,683	$89,018	$85,018
Products	1,822	1,747	3,136	3,073
Leasing	949	1,076	2,036	1,833
	46,316	46,506	94,190	89,924
Cost of sales:
Training and consulting services	14,934	14,035	30,355	26,449
Products	896	576	1,533	1,083
Leasing	471	484	1,083	951
	16,301	15,095	32,971	28,483
Gross profit	30,015	31,411	61,219	61,441

Selling, general, and administrative	26,841	25,707	52,540	50,458
Depreciation	1,040	816	2,004	1,601
Amortization	953	989	1,906	1,978
Income from operations	1,181	3,899	4,769	7,404

Interest income	107	109	218	252
Interest expense	(535)	(559)	(1,074)	(1,119)
Discount on related party receivable	-	(142)	(131)	(283)
Income before income taxes	753	3,307	3,782	6,254
Provision for income taxes	(326)	(1,336)	(1,527)	(2,564)
Net income	$427	$1,971	$2,255	$3,690

Net income per share:
Basic	$0.03	$0.12	$0.13	$0.22
Diluted	0.02	0.12	0.13	0.22

Weighted average number of common shares:
Basic	16,908	16,717	16,889	16,640
Diluted	17,086	16,926	17,089	16,892

COMPREHENSIVE INCOME
Net income	$427	$1,971	$2,255	$3,690
Foreign currency translation adjustments,
net of tax	(88)	26	(740)	(52)
Comprehensive income	$339	$1,997	$1,515	$3,638

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Two Quarters Ended
	February 28,	March 1,
	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,255	$3,690
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	3,910	3,579
Share-based compensation expense	1,010	2,244
Amortization of capitalized curriculum costs	1,945	1,051
Deferred income taxes	809	963
Reduction of estimated earn out liability	(28)	(587)
Changes in assets and liabilities:
Decrease in accounts receivable, net	12,914	7,113
Decrease (increase) in inventories	610	(1,018)
Decrease in receivable from related party	1,249	2,743
Decrease (increase) in prepaid expenses and other assets	179	(475)
Decrease in accounts payable and accrued liabilities	(14,145)	(9,838)
Decrease (increase) in income taxes payable/receivable	1,412	(1,267)
Decrease in other long-term liabilities	96	108
Net cash provided by operating activities	12,216	8,306

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(993)	(1,720)
Curriculum development costs	(541)	(5,714)
Acquisition of businesses	(262)	(2,250)
Net cash used for investing activities	(1,796)	(9,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	-	7,375
Payments on line of credit borrowings	-	(7,375)
Principal payments on financing obligation	(635)	(552)
Purchases of common stock for treasury	(1,901)	(3,363)
Proceeds from sales of common stock held in treasury	324	278
Net cash used for financing activities	(2,212)	(3,637)
Effect of foreign currency exchange rates on cash and cash equivalents	(92)	(88)
Net increase (decrease) in cash and cash equivalents	8,116	(5,103)
Cash and cash equivalents at the beginning of the period	10,483	12,291
Cash and cash equivalents at the end of the period	$18,599	$7,188

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$942	$2,729
Cash paid for interest	1,069	1,119

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$127	$53

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that end on November 29, 2014, February 28, 2015, and May 30, 2015 during fiscal 2015.  Under the modified 52/53-week fiscal year, the two quarters ended February 28, 2015 had one less business day than the two quarters ended March 1, 2014.  Unless otherwise noted, references to fiscal years apply to the 12 months ended on August 31 of the specified year.

The results of operations for the quarter and two quarters ended February 28, 2015 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2015, or for any future periods.

At February 28, 2015, the carrying value of our financial instruments approximated their fair values.  The fair value of the contingent earn out payment liability from the acquisition of Ninety-Five 5, LLC in a prior period is considered a “level 3” measurement because we estimate projected earnings during the earn out period utilizing various potential pay-out scenarios.  There have been no significant changes in our valuation process or sensitivity from those disclosed at August 31, 2014.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands).

	February 28,	August 31,
	2015	2014
Finished goods	$5,552	$6,295
Raw materials	58	72
	$5,610	$6,367

NOTE 3 – COMMON STOCK BUYBACK AUTHORIZATION

On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  Following approval of this common stock repurchase plan, we have purchased a total of 88,959 shares of our common stock for $1.6 million through February 28, 2015.

On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  However, the actual timing, number, and value of common shares repurchased under this plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements.  The Company has no obligation to repurchase any common shares under the authorization, and the repurchase plan may be suspended, discontinued, or modified at any time for any reason.

NOTE 4 – SHARE-BASED COMPENSATION

The cost of our share-based compensation plans is included in selling, general, and administrative expenses in the accompanying condensed consolidated income statements.  The total cost of our share-based compensation plans was as follows for the periods presented (in thousands).

	Quarter Ended		Two Quarters Ended
	February 28,	March 1,	February 28,	March 1,
	2015	2014	2015	2014
Performance awards	$476	$873	$775	$2,008
Unvested share awards	100	83	175	183
Employee stock purchase plan	32	27	60	53
	$608	$983	$1,010	$2,244

On January 23, 2015 our shareholders approved the 2015 Omnibus Incentive Plan (the 2015 Plan), which authorized an additional 1.0 million shares of common stock for issuance to employees and members of the Board of Directors as share-based payments.  The 2015 Plan allows various types of share awards, including performance awards, unvested awards, stock options, or fully-vested awards as directed by the Organization and Compensation Committee of the Board of Directors (the Organization and Compensation Committee).  We believe that the 2015 Plan will provide sufficient available shares to grant awards over the next several years, based on current expectations of grants in future periods.  A more detailed description of the 2015 Plan is set forth in the Company’s Proxy Statement filed with the SEC on December 22, 2014.

During the quarter and two quarters ended February 28, 2015, we issued approximately 60,000 shares and 79,000 shares, respectively, of our common stock to employees and non-employee members of our Board of Directors for various share-based compensation awards.  The following is a description of developments in our share-based compensation plans during the quarter and two quarters ended February 28, 2015.

Performance Awards

On November 20, 2014, the Compensation Committee granted new performance-based equity awards for our executive officers.  During the quarter ended February 28, 2015, the Compensation Committee approved awards to four additional participants with the same vesting conditions as the award approved on November 20, 2014.  The new grant was for a total of 4,342 shares.  Combined with the previously granted shares, a total of 112,464 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) and increased sales of Leadership, Productivity, and Trust practice sales (the Practice Sales) as shown below.

Adjusted EBITDA			Practice Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(thousands)	Shares	Status	(thousands)	Shares	Status
$39,600	26,241	not vested	$107,000	11,247	not vested
$45,500	26,241	not vested	$118,000	11,247	not vested
$52,300	26,241	not vested	$130,000	11,247	not vested
	78,723			33,741

These performance awards have a maximum life of six years and compensation expense is recognized as we determine it is probable that the shares will vest.  Adjustments to compensation expense to reflect the timing of and the number of shares expected to be awarded will be made on a cumulative basis at the date of the adjustment.

Compensation expense recognized during the quarter and two quarters ended February 28, 2015 for performance awards includes expense related to awards granted in previous periods for which the performance targets are probable of being achieved.

Unvested Share Awards

Our annual unvested share awards granted to non-employee members of our Board of Directors is administered under the terms of the 2015 Omnibus Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  The annual unvested award is usually granted in January (following the annual shareholders’ meeting) of each year.  For the fiscal 2015 award, each eligible director received a whole-share grant equal to $75,000 with a one-year vesting period.  Our unvested share award activity during the quarter ended February 28, 2015 consisted of the following:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested stock awards at
November 29, 2014	14,616	$20.53
Granted	24,210	18.59
Forfeited	-	-
Vested	(14,616)	20.53
Unvested stock awards at
February 28, 2015	24,210	$18.59

At February 28, 2015, there was approximately $0.4 million of unrecognized compensation expense associated with the fiscal 2015 Board of Director unvested share award.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.

During the quarter and two quarters ended February 28, 2015, we issued 9,972 shares and 19,996 shares of our common stock to participants in the ESPP.

NOTE 5 – EARNINGS PER SHARE

The following is a reconciliation from basic earnings per share (EPS) to diluted EPS (in thousands, except per-share amounts).

	Quarter Ended		Two Quarters Ended
	February 28,	March 1,	February 28,	March 1,
	2015	2014	2015	2014
Numerator for basic and
diluted earnings per share:
Net income	$427	$1,971	$2,255	$3,690

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	16,908	16,717	16,889	16,640
Effect of dilutive securities:
Stock options and other
share-based awards	178	209	200	252
Diluted weighted average
shares outstanding	17,086	16,926	17,089	16,892

EPS Calculations:
Net income per share:
Basic	$0.03	$0.12	$0.13	$0.22
Diluted	0.02	0.12	0.13	0.22

Other securities, including performance share-based compensation instruments, may have a dilutive effect on our EPS calculation in future periods if our financial results reach specified targets.

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

In the normal course of business, we may make structural and cost allocation revisions to our enterprise information to reflect new reporting responsibilities within the organization.  There were no significant organizational or structural changes during the quarter ended February 28, 2015 that would affect the comparability of the enterprise information presented below.  We account for our enterprise information on the same basis as the accompanying condensed consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)

	Sales to
Quarter Ended	External		Adjusted
February 28, 2015	Customers	Gross Profit	EBITDA	Depreciation	Amortization

U.S./Canada	$34,618	$21,129	$142	$582	$952
International	10,749	8,401	4,896	76	1
Total	45,367	29,530	5,038	658	953
Corporate and eliminations	949	485	(1,191)	382	-
Consolidated	$46,316	$30,015	$3,847	$1,040	$953

Quarter Ended
March 1, 2014

U.S./Canada	$34,910	$22,335	$3,045	$407	$987
International	10,520	8,484	4,604	79	2
Total	45,430	30,819	7,649	486	989
Corporate and eliminations	1,076	592	(1,029)	330	-
Consolidated	$46,506	$31,411	$6,620	$816	$989

Two Quarters Ended
February 28, 2015

U.S./Canada	$70,156	$43,135	$1,831	$1,087	$1,904
International	21,998	17,124	10,278	159	2
Total	92,154	60,259	12,109	1,246	1,906
Corporate and eliminations	2,036	960	(2,383)	758	-
Consolidated	$94,190	$61,219	$9,726	$2,004	$1,906

Two Quarters Ended
March 1, 2014

U.S./Canada	$67,204	$43,638	$5,483	$781	$1,974
International	20,887	16,921	9,494	158	4
Total	88,091	60,559	14,977	939	1,978
Corporate and eliminations	1,833	882	(2,337)	662	-
Consolidated	$89,924	$61,441	$12,640	$1,601	$1,978

A reconciliation of our consolidated Adjusted EBITDA to consolidated income before income taxes is provided below (in thousands).

	Quarter Ended		Two Quarters Ended
	February 28,	March 1,	February 28,	March 1,
	2015	2014	2015	2014
Enterprise Adjusted EBITDA	$5,038	$7,649	$12,109	$14,977
Corporate expenses	(1,191)	(1,029)	(2,383)	(2,337)
Consolidated Adjusted EBITDA	3,847	6,620	9,726	12,640
Share-based compensation expense	(608)	(983)	(1,010)	(2,244)
Reduction of contingent earn
out liability	-	67	28	587
Other	(65)	-	(65)	-
Depreciation	(1,040)	(816)	(2,004)	(1,601)
Amortization	(953)	(989)	(1,906)	(1,978)
Income from operations	1,181	3,899	4,769	7,404
Interest income	107	109	218	252
Interest expense	(535)	(559)	(1,074)	(1,119)
Discount on related party receivable	-	(142)	(131)	(283)
Income before income taxes	$753	$3,307	$3,782	$6,254

We reassess the fair value of expected contingent consideration and the corresponding liability resulting from the fiscal 2013 acquisition of NinetyFive 5, LLC (Ninety Five 5) each period.  The reduction of the liability for the two quarters ended February 28, 2015 totaled approximately $28,000 and is reflected in selling, general, and administrative expenses on our consolidated income statements.  However, the impact of these adjustments is not included in our consolidated Adjusted EBITDA calculations as shown above.

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

We are required to account for our investment in FCOP using the equity method of accounting.  However, we have not recorded our share of FCOP’s losses in the accompanying condensed consolidated income statements because we have impaired and written off investment balances in previous periods, as defined within the applicable accounting guidance, in excess of our share of FCOP’s losses through February 28, 2015.

Our primary exposure related to FCOP is from amounts owed to us by FCOP.  We receive reimbursement from FCOP for certain operating costs and for working capital or other advances that we may make to FCOP although we are not contractually required to make advances to FCOP.  The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.  The majority of FCOP’s sales and cash flows are seasonal and occur between October and January.  Accordingly, we generally receive payment on outstanding receivables during our second and third quarters of each fiscal year.  During the quarter ended February 28, 2015 we received $2.3 million of cash from FCOP for payment on these receivables.  Subsequent to February 28, 2015 we received an additional $0.6 million of cash from FCOP as expected.  We had $3.9 million (net of $2.0 million discount) receivable at February 28, 2015 and $5.1 million (net of $2.1 million discount) receivable at August 31, 2014 from FCOP, which are classified as components of current and long-term assets in our condensed consolidated balance sheets based on expected payment dates.  The long-term receivable has been discounted using a rate of 15 percent.

NOTE 8 – KNOWLEDGE CAPITAL REGISTRATION STATEMENT

Pursuant to a fiscal 2011 warrant exercise agreement with Knowledge Capital Investment Group (Knowledge Capital), we filed an initial registration statement on Form S-3 on November 21, 2014 with the SEC to register shares held by Knowledge Capital.  Following completion of a review by the SEC, we filed an amended registration statement that was declared effective on January 26, 2015.  At February 28, 2015, Knowledge Capital held 3.2 million shares of our common stock, and no shares have been sold by Knowledge Capital under the newly filed registration statement.  Two members of our Board of Directors, including our Chief Executive Officer, have an equity interest in Knowledge Capital.

NOTE 9 – SUBSEQUENT EVENTS

Line Of Credit Agreement

On March 31, 2015, we entered into the Fourth Modification Agreement to our previously existing amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The primary purposes of the Fourth Modification Agreement are to (i) increase the maximum principal amount of the line of credit from $10.0 million to $30.0 million; (ii) extend the maturity date of the Restated Credit Agreement from March 31, 2016 to March 31, 2018; (iii) reduce the applicable interest rate from LIBOR plus 2.50 percent to LIBOR plus 1.85 percent per annum; (iv) reduce the unused commitment fee from 0.33 percent to 0.25 percent per annum; and (v) increase the cap for permitted business acquisitions from $5.0 million to $10.0 million.  The Fourth Modification Agreement preserves the existing financial covenants at February 28, 2015 and adds a new asset coverage ratio whereby we may not permit the outstanding balance of the line of credit to exceed 150 percent of our consolidated accounts receivable.  The proceeds from the Restated Credit Agreement may continue to be used for general corporate purposes.

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

RESULTS OF OPERATIONS

Overview

The second quarter of our fiscal year includes the months of December, January, and February.  Our second quarter of fiscal 2015 ended on February 28, 2015 and the second quarter of the prior year ended on March 1, 2014.

Consolidated revenue for the quarter ended February 28, 2015 was the second-highest second fiscal quarter for the Company’s current business, reaching $46.3 million.  These sales were achieved in spite of absorbing $1.2 million of adverse impact from foreign exchange rates as the U.S. dollar strengthened against various currencies during the quarter.  Sales were essentially flat compared with $46.5 million in the prior year.  The second quarter of fiscal 2015 was also up against a tough comparison with last year due to the successful launch of the re-created The 7 Habits of Highly Effective People Signature Program (the 7 Habits Signature Program), which had a significant impact on prior year sales in certain markets and delivery channels, and was key to 15 percent growth in the second quarter of fiscal 2014.  Despite these factors, sales grew in many of our major delivery channels and practices when compared with the prior year, including 30 percent growth in the Sales Performance practice; 14 percent growth in the Education practice; 10 percent growth from international licensee partners (including $0.2 million of adverse foreign exchange impact); 10 percent growth (in functional currencies) at each of the Company’s offices in Japan and the United Kingdom; and 9 percent growth from the Company’s government services office.

Gross profit was $30.0 million, compared with $31.4 million in the prior year and was primarily influenced by the effects of foreign exchange on translated sales and cost of sales, increased capitalized curriculum amortization, increased materials costs in certain practices and delivery channels, and the mix of offerings sold during the quarter.  Operating expenses increased by $1.3 million compared with the prior year primarily due to increased selling, general, and administrative expenses, reflecting increased investments in marketing and promotional events and the hiring of new sales personnel.  Foreign exchange rates had a $0.8 million adverse impact on our operating income during the quarter, including $0.4 million of transaction losses recognized in our selling, general, and administrative expenses.  Our income from operations for the quarter ended February 28, 2015 was $1.2 million, compared with $3.9 million in the same quarter of fiscal 2014, reflecting the combination of the factors noted above.  Our income before income taxes was $0.8 million compared with $3.3 million in the prior year and net income for the second quarter of fiscal 2015 was $0.4 million, or $0.02 per diluted share, compared with $2.0 million, or $0.12 per diluted share, in the second quarter of fiscal 2014.

The primary factors that influenced our operating results for the quarter ended February 28, 2015 were as follows:

•
Sales – Our consolidated sales remained essentially flat at $46.3 million compared with $46.5 million in the second quarter of fiscal 2014.  Despite the adverse impact of foreign exchange rates and the successful launch of the re-created 7 Habits Signature Program in the second quarter of the prior fiscal year, sales increased in many of our major delivery channels and practices, which resulted in the second best second fiscal quarter sales ever for our current business.

•
Gross Profit – Our gross profit for the quarter was $30.0 million compared with $31.4 million in the prior year and was affected by foreign exchange on translated sales and cost of sales, increased curriculum amortization expense, increased costs of certain offerings, and changes in the mix of services sold during the quarter.  Our consolidated gross margin, which is gross profit as a percentage of sales, was 64.8 percent compared with 67.5 percent in the prior year.

•
Operating Expenses – Our operating expenses increased by $1.3 million compared with the second quarter of the prior year, which was due to a $1.1 million increase in selling, general, and administrative expenses, as previously described, and a $0.2 million increase in depreciation expense.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.

The following table sets forth consolidated sales data by category and by our primary delivery channels for the periods indicated (in thousands).

	Quarter Ended			Two Quarters Ended
	February 28, 2015	March 1, 2014	Percent Change	February 28, 2015	March 1, 2014	Percent Change
Sales by Category:
Training and consulting services	$43,545	$43,683	-	$89,018	$85,018	5
Products	1,822	1,747	4	3,136	3,073	2
Leasing	949	1,076	(12)	2,036	1,833	11
	$46,316	$46,506	-	$94,190	$89,924	5

Sales by Channel:
U.S./Canada direct	$22,678	$24,158	(6)	$45,831	$45,066	2
International direct	6,588	6,973	(6)	13,504	13,198	2
International licensees	4,279	3,899	10	8,818	8,273	7
National account practices	10,269	8,614	19	20,210	17,468	16
Self-funded marketing	1,186	1,317	(10)	2,765	2,795	(1)
Other	1,316	1,545	(15)	3,062	3,124	(2)
	$46,316	$46,506	-	$94,190	$89,924	5

Quarter Ended February 28, 2015 Compared with the Quarter Ended March 1, 2014

Sales

We offer a variety of training courses, consulting services, and training-related products that are focused on solving organizational problems which require a change in human behavior.  Our training and consulting solutions are provided both domestically and internationally through our sales force, client facilitators, international licensees, and the internet on various web-based delivery platforms.  The following sales analysis for the quarter ended February 28, 2015 is based on activity through our primary delivery channels as shown above.

U.S./Canada Direct – This channel includes our four regional sales offices that serve clients in the United States and Canada, and our government services group.  During the second quarter of fiscal 2014, we successfully launched the re-created 7 Habits Signature Program which produced 15 percent sales growth through this channel in the prior year.  The 7 Habits Signature Program is our best-selling offering and the launch of this re-created offering produced significant sales increases at our regional offices in the second, third, and fourth quarters of fiscal 2014.  We did not launch any comparable new offerings during the second quarter of fiscal 2015 and sales at our regional offices decreased by $1.8 million compared with the prior year.  Partially offsetting decreased regional office sales was a $0.3 million increase from our government services office.  Sales increased at our government services office due to new contracts obtained during the quarter with various governmental agencies.

International Direct – Our directly owned international offices are located in Australia, Japan, and the United Kingdom.  The decrease in international direct sales was due to the strengthening U.S. dollar, which had a $0.8 million adverse impact on translated sales, and by a slight decrease in sales at our Australia office.  In functional currencies, each of our Japan and United Kingdom offices increased sales by 10 percent compared with the prior year on increased demand and new contracts during the quarter.  Our office in Australia had a five percent decrease in functional currency sales, but when translated to U.S. dollars, our Australian office sales decreased by 15 percent.  If the U.S. dollar continues to strengthen against the functional currencies of our international direct offices, our sales will continue to be adversely affected during those periods.

International Licensees – In countries or foreign locations where we do not have a directly-owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  During the quarter ended February 28, 2015, certain of our foreign licensees had increased training sales compared with the same period of the prior year, which produced improved licensee royalty revenues.  The strengthening U.S. dollar had a $0.2 million adverse impact on our international licensee royalty revenues during the quarter ended February 28, 2015.  While we are confident in our international licensee partners’ ability to grow during fiscal 2015, increased international volatility and a strengthening U.S. dollar may have an adverse impact on our licensee revenues in future periods.

National Account Practices – Our national account practices sell content solutions that are not typically offered in our U.S./Canada direct sales offices.  These offerings include, in the Education practice, The Leader In Me program designed for students primarily in K-6 elementary schools; Helping Clients Succeed from our Sales Performance practice; and Winning Customer Loyalty from our Customer Loyalty practice.  During the quarter ended February 28, 2015, our Education practice sales increased $1.2 million, and our Sales Performance practice revenues increased $0.9 million.  These increases were partially offset by a $0.2 million decrease in Customer Loyalty practice revenues, primarily due to fewer new contracts obtained for this offering during the quarter.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to a 14 percent increase in Education practice revenues compared with the prior year.  We have made substantial investments in new sales personnel for our Education practice and expect that our sales will continue to grow compared with prior periods in the future.  Consistent with prior years, we expect the majority of sales growth from our Education practice to occur during our fourth fiscal quarter.  Our Sales Performance practice revenues grew on the strength of increased demand and new client contracts for these services during the quarter.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  Our self-funded marketing sales decreased $0.1 million compared with the prior year due to decreased public seminar revenues during the quarter.

Other – Our other sales are comprised primarily of leasing and shipping and handling revenues.  Our other sales decreased primarily due to the determination that we should not recognize $0.1 million of leasing revenues from FCOP due to uncertainties regarding the collectability of long-term receivables.  Refer to the discussion regarding the “Discount on Related Party Receivable” below for additional information on FCOP.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended February 28, 2015, our consolidated gross profit was $30.0 million compared with $31.4 million in the same quarter of fiscal 2014.  Our gross margin for the quarter ended February 28, 2015 was 64.8 percent of sales compared with 67.5 percent in the second quarter of fiscal 2014.  Compared with the prior year, our gross margin was impacted by $0.4 million of increased capitalized curriculum amortization costs, primarily resulting from fiscal 2014 costs to re-create the 7 Habits Signature Program; newly hired coaches in our Education practice; increased product costs for certain practices and delivery channels; and the mix of offerings sold.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

	Quarter Ended
	February 28, 2015	March 1, 2014	$ Change	% Change
Selling, general, and administrative	$26,841	$25,707	$1,134	4
Depreciation	1,040	816	224	27
Amortization	953	989	(36)	(4)
	$28,834	$27,512	$1,322	5

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses for the quarter ended February 28, 2015 increased $1.1 million compared with the second quarter of fiscal 2014.  The increase in SG&A expenses over the prior year was primarily due to 1) a $1.3 million increase related to investments in marketing and promotional initiatives and the addition of new personnel; and 2) $0.4 million of foreign exchange transaction losses as the U.S. dollar continued to strengthen during the quarter.  We continue to invest in new sales personnel and we had 175 client partners at February 28, 2015 compared with 155 at March 1, 2014.  The impact of these increased investments during the quarter was partially offset by $0.4 million of decreased non-cash share-based compensation expense.

Depreciation – Depreciation expense increased by $0.2 million compared with the second quarter of fiscal 2014 primarily due to the addition of fixed assets, which consisted primarily of computer hardware, leasehold improvements, and software during fiscal 2014 and the first two quarters of fiscal 2015.  In addition, we accelerated the depreciation of certain software assets which we determined had a reduced useful life.  The additional depreciation expense for this software totaled $0.1 million during the quarter ended February 28, 2015.  Based on previous property and equipment acquisitions and expected capital asset activity during fiscal 2015, we expect our depreciation expense will total approximately $4.3 million in fiscal 2015.

Amortization – Our consolidated amortization expense decreased slightly compared with the prior year due to the amortization of previously acquired intangibles, which are amortized more heavily early in their estimated useful lives.  We currently expect our amortization expense from definite-lived intangible assets will total $3.8 million in fiscal 2015.

Discount on Related Party Receivable

We record receivables from FCOP for reimbursement of certain operating costs, such as rent and shared services (e.g. mail services), which are billed to us by third party providers, and for working capital and other advances that we make, even though we are not contractually required to make advances or absorb the losses of FCOP.  Based on expected payment, some of these receivables were previously recorded as long-term receivables and were required to be recorded at net present value.  We previously discounted additions to the long-term portion of the FCOP receivable based on forecasted repayments at a discount rate of 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP.  Our ability to record amounts receivable from FCOP is based on estimates of future cash flows of FCOP that support the collectability of these receivables.  As a result of lower estimated cash flows at FCOP compared with previous years, we determined it was not appropriate to recognize additional long-term receivables for lease revenue and reimbursement of certain other costs during the quarter ended February 28, 2015 because collectability was not reasonably assured.

Income Taxes

Our effective income tax rate for the quarter ended February 28, 2015 was approximately 43 percent, compared with approximately 40 percent for the second quarter of fiscal 2014.  The increase in our effective rate for the quarter was primarily due to the effect of permanent book/tax differences over reduced pre-tax income compared with the same quarter of the prior year.

Two Quarters Ended February 28, 2015 Compared with the Two Quarters Ended March 1, 2014

Sales

The following sales analysis for the two quarters ended February 28, 2015 is based on activity through our primary delivery channels as described above.

U.S./Canada Direct – Sales increased by $0.8 million compared with the prior year primarily due to a $2.2 million increase in government services sales.  The increase in government service sales was due to the renewal of a large government contract that was obtained during the first quarter of fiscal 2015.  The decrease over the prior year at our regional sales offices was primarily due to the successful second quarter fiscal 2014 launch of the re-created 7 Habits Signature Program, which is our best-selling offering worldwide.  We did not launch a comparable offering during the first half of fiscal 2015.

International Direct – For the two quarters ended February 28, 2015, reported sales from our international direct offices were significantly impacted by the U.S. dollar strengthening against the functional currencies of these offices.  The fluctuation in exchange rates produced a $1.4 million decrease in translated sales compared with the prior year.  However, excluding the unfavorable impact of foreign currency translation, sales grew in two of our three offices when compared with the prior year.  Our office in the United Kingdom maintained the momentum gained in fiscal 2014 and grew its sales by 49 percent (56 percent in functional currency), primarily due to a $1.0 million contract obtained during the first quarter combined with strong second quarter growth.  Despite a slowing economy and weak first quarter performance, our office in Japan increased its sales by two percent in functional currency compared with the first half of fiscal 2014.  However, the weakening Japanese Yen produced a $1.0 million unfavorable impact on translated sales from our Japan office.  Sales decreased by $0.4 million at our office in Australia, which was due to decreased demand during the first half of fiscal 2015 and $0.2 million of unfavorable foreign exchange rates.

International Licensees – Despite the unfavorable effects of a strengthening U.S. dollar during the first half of fiscal 2015, our international licensee sales grew by $0.5 million as certain of our foreign licensees had increased training sales compared with the prior year.  The strengthening U.S. dollar had a $0.4 million adverse impact on our international licensee royalty revenues during the two quarters ended February 28, 2015.

National Account Practices – For the first two quarters of fiscal 2015, all of our national account practices had increased sales when compared with the prior year.  Our Education practice sales increased $2.4 million; Sales Performance practice sales increased $0.5 million, or eight percent; and Customer Loyalty practice revenues increased by one percent.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to the increase in Education Practice revenues compared with the first half of fiscal 2014.  We made substantial investments in new sales personnel for our Education practice and expect that our sales will continue to grow compared with prior periods in the future.  Our Sales Performance and Customer Loyalty practices grew as a result of increased demand and new contracts for these services during fiscal 2015.

Self-Funded Marketing – Our self-funded marketing sales were essentially flat compared with the prior year due to increased book royalty revenues and decreased second-quarter public program revenues.

Other – Our other sales are comprised primarily of leasing and shipping and handling revenues.  The decrease in other sales was primarily due to the determination that we should not recognize a portion of the leasing revenue from FCOP due to uncertainties regarding the collectability of long-term receivables, as previously discussed.

Gross Profit

For the two quarters ended February 28, 2015, our consolidated gross profit was essentially flat at $61.2 million compared with $61.4 million in the same period of fiscal 2014.  Our gross margin for the two quarters ended February 28, 2015 was 65.0 percent of sales compared with 68.3 percent in the first half of fiscal 2014.  Our gross profit for the two quarters ended February 28, 2015 was adversely impacted by the effects of foreign exchange on translated sales and cost of sales, $0.9 million of increased capitalized curriculum amortization costs, primarily resulting from fiscal 2014 costs to re-create the 7 Habits Signature Program; the mix of offerings sold; and underutilization of delivery consultants and newly hired coaches in certain locations and practices.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

	Two Quarters Ended
	February 28, 2015	March 1, 2014	$ Change	% Change
Selling, general, and administrative	$52,540	$50,458	$2,082	4
Depreciation	2,004	1,601	403	25
Amortization	1,906	1,978	(72)	(4)
	$56,450	$54,037	$2,413	4

Selling, General and Administrative – Our SG&A expenses for the two quarters ended February 28, 2015 increased $2.1 million compared with the first half of fiscal 2014.  The increase in SG&A expenses over the prior year was primarily due to 1) a $1.9 million increase related to the addition of new sales personnel, increased commissions on higher sales, and increased marketing and promotional activities; and 2) $0.8 million of foreign exchange losses as the U.S. dollar has strengthened during the fiscal year; the impact of these increased expenses was partially offset by a $1.2 million decrease in non-cash share-based compensation expense.

Depreciation – Depreciation expense increased by $0.4 million compared with the first two quarters of fiscal 2014 primarily due to the addition of fixed assets, which consisted primarily of computer hardware, leasehold improvements, and software during fiscal 2014 and the first half of fiscal 2015.  We also accelerated the depreciation of certain software assets during the second quarter, which increased depreciation expense by $0.1 million.

Amortization – Our consolidated amortization expense decreased slightly compared with the prior year due to the amortization of previously acquired intangibles, which are amortized more heavily early in their estimated useful lives.

Income Taxes

Our effective tax rate for the two quarters ended February 28, 2015 was approximately 40 percent compared with approximately 41 percent in the first half of fiscal 2014.  Our effective tax rate in the first half of fiscal 2015 was reduced primarily due to a decrease in estimated permanent differences for the year.

We paid $0.9 million in cash for income taxes (excluding the receipt of a $1.7 million refund received from a foreign jurisdiction for an estimated income tax payment made in fiscal 2014) during the two quarters ended February 28, 2015.  We anticipate that our total cash paid for income taxes will be less than our income tax provision from fiscal 2015 through fiscal 2017 as we utilize foreign tax credit carryforwards and other deferred income tax assets.  After utilization of our foreign tax credit carryforwards, which we currently expect to be fully used by the end of fiscal 2017, we anticipate that our cash paid for income taxes will increase and approximate our income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2015 totaled $18.6 million, with no borrowings on our line of credit, compared with $10.5 million of cash at August 31, 2014.  Our net working capital (current assets less current liabilities) totaled $55.7 million at February 28, 2015 compared with $50.1 million at August 31, 2014.  Of our $18.6 million in cash at February 28, 2015, $4.6 million was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.

Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and proceeds from our revolving line of credit facility.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), working capital expansion, repayment of our financing obligation, purchases of our common stock, and business acquisitions.

We may use proceeds from our line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the line of credit agreement.  The line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.  In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including (i) a funded debt to EBITDAR ratio requirement of less than 3.00 to 1.00; (ii) a fixed charge coverage ratio requirement in excess of 1.5 to 1.0; and (iii) an $8.0 million limitation on capital expenditures, excluding capitalized curriculum development.  At February 28, 2015, we believe that we were in compliance with the terms and financial covenants applicable to our line of credit facility.

Subsequent to February 28, 2015, we entered into the Fourth Modification Agreement to our previously existing amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The primary purposes of the Fourth Modification Agreement are to (i) increase the maximum principal amount of the line of credit from $10.0 million to $30.0 million; (ii) extend the maturity date of the Restated Credit Agreement from March 31, 2016 to March 31, 2018; (iii) reduce the applicable interest rate from LIBOR plus 2.50 percent to LIBOR plus 1.85 percent per year; (iv) reduce the unused commitment fee from 0.33 percent to 0.25 percent per year; and (v) increase the cap for permitted business acquisitions from $5.0 million to $10.0 million.  The Fourth Modification Agreement preserves the existing financial covenants at February 28, 2015 and adds a new asset coverage ratio whereby we may not permit the outstanding balance of the line of credit to exceed 150 percent of our consolidated accounts receivable.

In addition to available borrowings on our revolving line of credit facility, we have a long-term lease on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the first two quarters of fiscal 2015.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Our cash flows from operating activities for the first two quarters of fiscal 2015 increased to $12.2 million compared with $8.3 million in the first two quarters of the prior year.  During the first two quarters of fiscal quarter 2015, our cash flows from operating activities were impacted by the payment of seasonally high accrued liability (primarily year-end commissions and bonuses) and accounts payable balances, and by the collection of seasonally high accounts receivable.  We also collected $2.3 million from FCOP and a $1.7 million refund related to a large estimated income tax payment made in fiscal 2014 to a foreign jurisdiction.

Although our collections of accounts receivable improved during the second quarter of fiscal 2015, our overall collections continue to be hampered by slower-than-anticipated collections from governmental sales, including Education practice sales, licensees, and longer payment terms on certain services contracts.  The longer payment terms granted to certain clients were within our normal credit policy.  We anticipate that these collection trends may continue throughout fiscal

2015, but we do not believe that these collection trends indicate a significant increase in potentially uncollectible accounts, and we believe that our cash flows from operating activities will continue to improve when compared with the prior year.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the quarter ended February 28, 2015 totaled $1.8 million.  Our primary uses of cash for investing activities included purchases of property and equipment in the normal course of business, and curriculum development.

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

We spent $0.5 million during the first two quarters of fiscal 2015 on the development of various curriculum offerings.  We believe continued investment in our offerings is critical to our future success and anticipate that our capital spending for curriculum development will total $5.0 million during fiscal 2015.

We completed a review of contingent earn out payments related to the fiscal 2009 acquisition of CoveyLink Worldwide, LLC (CoveyLink) and determined that we owed the former owners of CoveyLink an additional $0.3 million for performance during the earn out measurement period.  We do not anticipate any further payments related to the acquisition of CoveyLink.  One of the former owners of CoveyLink is a brother of one of our named executive officers.

During the third quarter of fiscal 2013 we completed the acquisition of NinetyFive 5, an entity that provides sales success training services.  The consideration for the acquisition consisted of an initial $4.2 million payable in four installments through December 2013, and additional potential earn out payments up to a maximum of $8.5 million based on cumulative EBITDA as set forth in the purchase agreement.  We also have a contingent payment liability to the former owners of NinetyFive 5 that is required to be recorded at fair value.  At February 28, 2015 the fair value of this liability was $2.5 million, which was recorded as a component of other long-term liabilities on our consolidated balance sheet.  Currently it is uncertain as to whether, or when, the various targets under the arrangement will be met; therefore, this potential liability will continue to be remeasured to fair value at the end of each reporting period.

Cash Flows From Financing Activities

During the quarter ended February 28, 2015 we used $2.2 million of net cash for financing activities.  Our uses of cash for financing activities consisted of $1.9 million used to repurchase shares of our common stock (including $0.3 million for shares withheld as minimum statutory taxes on share-based compensation awards), and $0.6 million used for principal payments on our long-term financing obligation.  Partially offsetting these uses of cash was $0.3 million of cash received from participants in our employee stock purchase plan.

On January 23, 2015 our Board of Directors approved a new plan to repurchase up to $10.0 million of our common stock.  Through February 28, 2015, we have purchased a total of 88,959 shares of our common stock for $1.6 million.  Subsequent to February 28, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  We anticipate that purchases of our common stock under this approved plan will increase the use of cash for financing activities in future periods.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligation, and meet other working capital requirements during fiscal 2015 through current cash balances and future cash flows from operating activities.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available line of credit and other financing alternatives, if necessary, for these expenditures.  Subsequent to February 28, 2015, we extended the maturity date on our Restated Credit Agreement to March 31, 2018 and expect to renew the Restated Credit Agreement regularly in future periods to maintain the availability of this credit facility.  We believe the increased available borrowings on our line of credit facility significantly strengthens our liquidity for future periods.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Our required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) minimum operating lease payments primarily for domestic regional and foreign office space; 3) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; and 4) payments to HP Enterprise Services for outsourcing services related to information systems, warehousing, and distribution services.  We also have an obligation to pay contingent earn out payments to the former owners of Ninety Five 5, LLC if certain earnings thresholds are achieved.  However, the timing and amount of these payments are uncertain at February 28, 2015.  There have been no significant changes to our expected required contractual obligations from those disclosed in our Form 10-K as of August 31, 2014.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

On May 28, 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board and is designed to create a single, principles-based process by which all businesses must calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and is required to be adopted in fiscal years beginning after December 15, 2016 and for interim periods therein.  The new standard may be applied using the “full retrospective” or “modified retrospective” approach.  As of February 28, 2015, we have not yet determined the method of adoption nor the impact that ASU No. 2014-09 will have on our reported revenue or results of operations.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting polices used to prepare our consolidated financial statements, including our revenue recognition policy, are outlined primarily in Note 1 to the consolidated financial statements presented in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended August 31, 2014.  Please refer to disclosures found in our Form 10-K for further information regarding our uses of estimates and critical accounting policies.  There have been no significant changes to our previously disclosed estimates or critical accounting policies.

Some of the accounting guidance we use requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements.  We regularly evaluate our estimates and assumptions and base those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America.  Actual results may differ from these estimates under different assumptions or conditions, including changes in economic conditions and other circumstances that are not within our control, but which may have an impact on these estimates and our actual financial results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.  We did not utilize any foreign currency or interest rate derivative instruments during the quarter ended February 28, 2015.

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

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended February 28, 2015:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
November 30, 2014 to January 3, 2015	-		$-	-	$9,225

January 4, 2015 to January 31, 2015	-		-	-	10,000	(1)

February 1, 2015 to February 28, 2015	88,959		18.09	88,959	8,391

Total Common Shares	88,959	(2)	$18.09	88,959

(1)
On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  Following the approval of this common stock repurchase plan, we have purchased a total of 88,959 shares of our common stock for $1.6 million through February 28, 2015.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.

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

(2)
Amount excludes 12,038 shares of our common stock that were withheld for minimum statutory taxes on share-based compensation awards issued to employees during the quarter ended February 28, 2015.  The withheld shares were valued at the market price on the date that the shares were distributed to participants and were acquired at weighted average price of $19.56 per share.

Item 6.          EXHIBITS

(A)	Exhibits:
10.1
Fourth Modification Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 31, 2015 (filed as exhibit 10.1 to a current report on Form 8-K filed with the Commission on April 2, 2015 and incorporated by reference herein).

10.2
Consent and Agreement of Guarantor by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 31, 2015 (filed as exhibit 10.2 to a current report on Form 8-K filed with the Commission on April 2, 2015 and incorporated by reference herein).

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

FRANKLIN COVEY CO.

Date:	April 9, 2015	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	April 9, 2015	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)