Form 10-Q
period 2015-05-30
FRANKLIN COVEY CO
filed 2015-07-09
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2015

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

16,564,200 shares of Common Stock as of June 30, 2015

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	May 30,	August 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,795	$10,483
Accounts receivable, less allowance for doubtful accounts of $964 and $918	50,017	61,490
Receivable from related party	1,888	1,851
Inventories	4,934	6,367
Income taxes receivable	1,301	2,432
Deferred income tax assets	4,229	4,340
Prepaid expenses and other current assets	5,225	6,053
Total current assets	81,389	93,016

Property and equipment, net	15,731	17,271
Intangible assets, net	54,358	57,177
Goodwill	19,903	19,641
Long-term receivable from related party	1,505	3,296
Other long-term assets	12,954	14,785
	$185,840	$205,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$1,428	$1,298
Accounts payable	6,692	12,001
Accrued liabilities	20,222	29,586
Total current liabilities	28,342	42,885

Financing obligation, less current portion	24,992	26,078
Other liabilities	3,748	3,934
Deferred income tax liabilities	5,322	5,575
Total liabilities	62,404	78,472

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	207,533	207,148
Retained earnings	61,943	58,496
Accumulated other comprehensive income	508	1,451
Treasury stock at cost, 10,561 shares and 10,266 shares	(147,901)	(141,734)
Total shareholders’ equity	123,436	126,714
	$185,840	$205,186

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per-share amounts)

	Quarter Ended		Three Quarters Ended
	May 30,	May 31,	May 30,	May 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net sales:
Training and consulting services	$45,373	$44,381	$134,392	$129,399
Products	1,710	1,694	4,846	4,767
Leasing	1,223	1,056	3,259	2,889
	48,306	47,131	142,497	137,055
Cost of sales:
Training and consulting services	16,712	15,811	47,067	42,260
Products	778	982	2,311	2,065
Leasing	494	454	1,577	1,405
	17,984	17,247	50,955	45,730
Gross profit	30,322	29,884	91,542	91,325

Selling, general, and administrative	25,934	25,017	78,475	75,475
Impairment of assets	1,082	-	1,082	-
Depreciation	980	866	2,984	2,466
Amortization	912	983	2,818	2,961
Income from operations	1,414	3,018	6,183	10,423

Interest income	104	74	322	325
Interest expense	(532)	(557)	(1,605)	(1,676)
Discount on related party receivable	(233)	(141)	(364)	(424)
Income before income taxes	753	2,394	4,536	8,648
Income tax benefit (provision)	438	(472)	(1,089)	(3,036)
Net income	$1,191	$1,922	$3,447	$5,612

Net income per share:
Basic	$0.07	$0.11	$0.20	$0.34
Diluted	0.07	0.11	0.20	0.33

Weighted average number of common shares:
Basic	16,739	16,754	16,839	16,678
Diluted	16,900	16,934	17,026	16,906

COMPREHENSIVE INCOME
Net income	$1,191	$1,922	$3,447	$5,612
Foreign currency translation adjustments,
net of tax	(203)	13	(943)	(39)
Comprehensive income	$988	$1,935	$2,504	$5,573

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Quarters Ended
	May 30,	May 31,
	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,447	$5,612
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	5,808	5,417
Share-based compensation expense	1,602	2,860
Amortization of capitalized curriculum costs	3,047	1,930
Impairment of assets	1,082	-
Deferred income taxes	255	2,265
Reduction of estimated earn out liability	(79)	(936)
Changes in assets and liabilities:
Decrease in accounts receivable, net	10,758	7,088
Decrease (increase) in inventories	1,250	(1,023)
Decrease in receivable from related party	1,214	2,122
Increase in prepaid expenses and other assets	337	(781)
Decrease in accounts payable and accrued liabilities	(14,165)	(10,244)
Decrease (increase) in income taxes payable/receivable	904	(4,551)
Decrease in other long-term liabilities	(44)	(463)
Net cash provided by operating activities	15,416	9,296

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,619)	(2,333)
Curriculum development costs	(1,623)	(6,403)
Payment of contingent business acquisition costs	(262)	(3,456)
Acquisition of businesses	-	(2,711)
Net cash used for investing activities	(3,504)	(14,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	-	26,706
Payments on line of credit borrowings	-	(24,179)
Principal payments on financing obligation	(960)	(848)
Purchases of common stock for treasury	(7,889)	(3,363)
Proceeds from sales of common stock held in treasury	504	433
Net cash used for financing activities	(8,345)	(1,251)
Effect of foreign currency exchange rates on cash and cash equivalents	(255)	(96)
Net increase (decrease) in cash and cash equivalents	3,312	(6,954)
Cash and cash equivalents at the beginning of the period	10,483	12,291
Cash and cash equivalents at the end of the period	$13,795	$5,337

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,783	$5,769
Cash paid for interest	1,606	1,677

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$41	$76

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that ended on November 29, 2014, February 28, 2015, and May 30, 2015 during fiscal 2015.  Under the modified 52/53-week fiscal year, the three quarters ended May 30, 2015 had one less business day than the three quarters ended May 31, 2014.  Unless otherwise noted, references to fiscal years apply to the 12 months ended on August 31 of the specified year.

The results of operations for the quarter and three quarters ended May 30, 2015 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2015, or for any future periods.

At May 30, 2015, the carrying value of our financial instruments approximated their fair values.  The fair value of the contingent earn out payment liability from the acquisition of Ninety-Five 5, LLC in a prior period is considered a “level 3” measurement because we estimate projected earnings during the earn out period utilizing various potential pay-out scenarios.  There have been no significant changes in our valuation process, key assumptions, or sensitivity to change in such assumptions from those disclosed at August 31, 2014.  At May 30, 2015 the fair value of this liability was $2.5 million, which was recorded as a component of other long-term liabilities on our consolidated balance sheet.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands).

	May 30,	August 31,
	2015	2014
Finished goods	$4,871	$6,295
Raw materials	63	72
	$4,934	$6,367

NOTE 3 – LINE OF CREDIT MODIFICATION AGREEMENT

On March 31, 2015, we entered into the Fourth Modification Agreement to our previously existing amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The primary purposes of the Fourth Modification Agreement are to (i) increase the maximum principal amount of the line of credit from $10.0 million to $30.0 million; (ii) extend the maturity date of the Restated Credit Agreement from March 31, 2016 to March 31, 2018; (iii) reduce the applicable interest rate from LIBOR plus 2.50 percent to LIBOR plus 1.85 percent per annum; (iv) reduce the unused commitment fee from 0.33 percent to 0.25 percent per annum; and (v) increase the cap for permitted business acquisitions from $5.0 million to $10.0 million.  The Fourth Modification Agreement preserves our previously existing financial covenants and adds a new asset coverage ratio whereby we may not permit the outstanding balance of the line of credit to exceed 150 percent of our consolidated accounts receivable.  The proceeds from the Restated Credit Agreement may continue to be used for general corporate purposes.

NOTE 4 – COMMON STOCK BUYBACK PLAN

On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Following approval of this common stock repurchase plan, we have purchased a total of 401,198 shares of our common stock for $7.5 million through May 30, 2015.

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

NOTE 5 – SHARE-BASED COMPENSATION

The cost of our share-based compensation plans is included in selling, general, and administrative expenses in the accompanying condensed consolidated income statements.  The total cost of our share-based compensation plans was as follows for the periods presented (in thousands).

	Quarter Ended		Three Quarters Ended
	May 30,	May 31,	May 30,	May 31,
	2015	2014	2015	2014
Performance awards	$446	$318	$1,221	$2,326
Unvested share awards	113	75	288	258
Employee stock purchase plan	33	32	93	85
Fully-vested share awards	-	191	-	191
	$592	$616	$1,602	$2,860

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

During the quarter and three quarters ended May 30, 2015, we issued approximately 21,000 shares and 124,000 shares, respectively, of our common stock to employees and non-employee members of our Board of Directors for various share-based compensation awards.  No new share-based compensation awards were granted and no previously granted awards were modified during the quarter ended May 30, 2015.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter and three quarters ended May 30, 2015, we issued 11,772 shares and 31,768 shares of our common stock to participants in the ESPP.

NOTE 6 – IMPAIRMENT OF ASSETS

Our assets impaired during the quarter ended May 30, 2015 were comprised of the following (in thousands):

Description	Amount
Long-term receivables from FC
Organizational Products (FCOP)	$541
Capitalized curriculum	414
Prepaid expenses and other long-term assets	127
$1,082

The following is a description of the facts and circumstances regarding the impairment of these assets.

Long-Term FCOP Receivables – During the quarter ended May 30, 2015 we determined that the operating agreements between the Company and FCOP allow us to collect reimbursement for certain rental expenses prior to the annual required distribution of earnings to FCOP’s creditors.  Such rents were previously treated as lower in priority and therefore, were considered long-term receivables.  Although this determination is expected to improve our cash flows and collections of rents receivable from FCOP in the short term, it also reduces the amount of cash we are expecting to receive from the required distribution of earnings to pay long-term receivable balances.  After this determination was made, the present value of our previously recorded long-term receivables was more than the present value of expected corresponding cash flows.  Accordingly, we recalculated our discount on the long-term receivables and impaired the remaining balance.

Capitalized Curriculum – During the third quarter of fiscal 2015, we determined that it would be beneficial to discontinue a component of one of our existing offerings and we received legal notice that another offering contained names trademarked by another entity.  Since the Company currently offers a similar program, the decision was made to discontinue the offering rather than modify the curriculum as required by applicable trademark law.  Accordingly, we impaired the remaining unamortized carrying value of these offerings.  These items were classified as components of other long-term assets on our consolidated balance sheets.

Prepaid Expenses and Other Long-Term Assets – In connection with a component of one of our offerings that was discontinued (as described above), we had prepaid royalties by an unrelated developer.  Based on the decision to impair the curriculum, we determined that recovery of the prepaid royalties was remote and we expensed the carrying value of these prepaid assets.  Approximately $60,000 of this balance was previously included in other long-term assets.

NOTE 7 – INCOME TAXES

For the quarter ended May 30, 2015 we recorded a net income tax rate benefit of approximately 58 percent and an effective income tax rate of approximately 24 percent for the three quarters ended May 30, 2015.  The decrease in our effective rate during the quarter ended May 30, 2015 was primarily due to the recognition of tax benefits from finalizing the calculations of the impact of amending previously filed federal income tax returns to realize foreign tax credits previously treated as expired under the tax positions taken in the original returns.  The income tax benefit from these foreign tax credits totaled $0.6 million, or $0.03 per diluted share.  Our effective income tax rate during the third quarter of fiscal 2014 was lower than statutory rates primarily due to the recognition of income tax benefits resulting from the resolution of uncertain tax positions as the applicable statute of limitations expired during the quarter.

We paid $1.8 million in cash for income taxes (excluding the receipt of a $1.7 million refund received from a foreign jurisdiction for an estimated income tax payment made in fiscal 2014) during the three quarters ended May 30, 2015.  We anticipate that our total cash paid for income taxes will be less than our income tax provision from fiscal 2015 through fiscal 2017 as we utilize foreign tax credit carryforwards and other deferred income tax assets.  After utilization of our foreign tax credit carryforwards, which we currently expect to be fully used by the end of fiscal 2017, we anticipate that our cash paid for income taxes will increase and approximate our annual income tax provision.

NOTE 8 – EARNINGS PER SHARE

The following is a reconciliation from basic earnings per share (EPS) to diluted EPS (in thousands, except per-share amounts).

	Quarter Ended		Three Quarters Ended
	May 30,	May 31,	May 30,	May 31,
	2015	2014	2015	2014
Numerator for basic and
diluted earnings per share:
Net income	$1,191	$1,922	$3,447	$5,612

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	16,739	16,754	16,839	16,678
Effect of dilutive securities:
Stock options and other
share-based awards	161	180	187	228
Diluted weighted average
shares outstanding	16,900	16,934	17,026	16,906

EPS Calculations:
Net income per share:
Basic	$0.07	$0.11	$0.20	$0.34
Diluted	0.07	0.11	0.20	0.33

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

The Company’s chief operating decision maker is the Chief Executive Officer, and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts calculated by other companies.  For segment reporting purposes, our consolidated Adjusted EBITDA can be calculated as our income from operations excluding share-based compensation, depreciation expense, amortization expense, and certain other charges such as adjustments for changes in the fair value of contingent earn out liabilities from previous business acquisitions and impairment of assets.

In the normal course of business, we may make structural and cost allocation revisions to our enterprise information to reflect new reporting responsibilities within the organization.  There were no significant organizational or structural changes during the quarter or three quarters ended May 30, 2015 that would affect the comparability of the enterprise information presented below.  We account for our enterprise information on the same basis as the accompanying condensed consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)

	Sales to
Quarter Ended	External		Adjusted
May 30, 2015	Customers	Gross Profit	EBITDA	Depreciation	Amortization

U.S./Canada	$37,764	$22,580	$1,878	$527	$910
International	9,319	7,014	3,901	82	2
Total	47,083	29,594	5,779	609	912
Corporate and eliminations	1,223	728	(915)	371	-
Consolidated	$48,306	$30,322	$4,864	$980	$912

Quarter Ended
May 31, 2014

U.S./Canada	$36,318	$21,924	$1,950	$446	$943
International	9,757	7,357	4,015	88	40
Total	46,075	29,281	5,965	534	983
Corporate and eliminations	1,056	603	(832)	332	-
Consolidated	$47,131	$29,884	$5,133	$866	$983

Three Quarters Ended
May 30, 2015

U.S./Canada	$107,921	$65,716	$3,673	$1,614	$2,814
International	31,317	24,138	14,215	240	4
Total	139,238	89,854	17,888	1,854	2,818
Corporate and eliminations	3,259	1,688	(3,298)	1,130	-
Consolidated	$142,497	$91,542	$14,590	$2,984	$2,818

Three Quarters Ended
May 31, 2014

U.S./Canada	$103,522	$65,562	$7,434	$1,227	$2,917
International	30,644	24,279	13,509	246	44
Total	134,166	89,841	20,943	1,473	2,961
Corporate and eliminations	2,889	1,484	(3,169)	993	-
Consolidated	$137,055	$91,325	$17,774	$2,466	$2,961

A reconciliation of our consolidated Adjusted EBITDA to consolidated income before income taxes is provided below (in thousands).

	Quarter Ended		Three Quarters Ended
	May 30,	May 31,	May 30,	May 31,
	2015	2014	2015	2014
Enterprise Adjusted EBITDA	$5,779	$5,965	$17,888	$20,943
Corporate expenses	(915)	(832)	(3,298)	(3,169)
Consolidated Adjusted EBITDA	4,864	5,133	14,590	17,774
Share-based compensation expense	(592)	(616)	(1,602)	(2,860)
Reduction of contingent earn
out liability	51	350	79	936
Other	65	-	-	-
Impairment of assets	(1,082)	-	(1,082)	-
Depreciation	(980)	(866)	(2,984)	(2,466)
Amortization	(912)	(983)	(2,818)	(2,961)
Income from operations	1,414	3,018	6,183	10,423
Interest income	104	74	322	325
Interest expense	(532)	(557)	(1,605)	(1,676)
Discount on related party receivable	(233)	(141)	(364)	(424)
Income before income taxes	$753	$2,394	$4,536	$8,648

We reassess the fair value of expected contingent consideration and the corresponding liability resulting from the fiscal 2013 acquisition of NinetyFive 5, LLC (Ninety Five 5) each period.  The reduction of the liability during the three quarters ended May 30, 2015 totaled approximately $79,000 and is reflected in selling, general, and administrative expenses on our consolidated income statements.  However, the impact of these adjustments is not included in our consolidated Adjusted EBITDA calculations as shown above.

NOTE 10 – INVESTMENT IN FC ORGANIZATIONAL PRODUCTS

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

We are required to account for our investment in FCOP using the equity method of accounting.  However, we have not recorded our share of FCOP’s losses in the accompanying condensed consolidated income statements because we have impaired and written off investment balances in previous periods, as defined within the applicable accounting guidance, in excess of our share of FCOP’s losses through May 30, 2015.

Our primary exposure related to FCOP is from amounts owed to us by FCOP.  We receive reimbursement from FCOP for certain operating costs and for working capital or other advances that we may make to FCOP although we are not contractually required to make advances to FCOP.

During the quarter ended May 30, 2015, we determined that we will receive payment from FCOP for certain rent expenses earlier than previously estimated and we recognized additional leasing revenues from FCOP totaling $0.2 million due to the change in the priority of the payment of these items.  Although we were able to record additional leasing revenues and our cash flows on current related party receivables will improve in the short term, the present value of our share of cash distributions to cover remaining long-term receivables was reduced and was less than the present value of the receivables previously recorded and accordingly, the Company recalculated its discount on the long-term receivables and impaired the remaining balance, which totaled $0.5 million.

The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.  The majority of FCOP’s sales and cash flows are seasonal and occur between October and January.  Accordingly, we generally receive payment on outstanding receivables during our second and third quarters of each fiscal year.  During the three quarters ended May 30, 2015 we received $2.8 million of cash from FCOP for payment on these receivables.  We had $3.4 million (net of $1.1 million discount) receivable at May 30, 2015 and $5.1 million (net of $2.1 million discount) receivable at August 31, 2014 from FCOP, which are classified as components of current and long-term assets in our condensed consolidated balance sheets based on expected payment dates.  The long-term receivables have been discounted using a rate of 15 percent.

NOTE 11 – SALE OF KNOWLEDGE CAPITAL SHARES

Pursuant to a fiscal 2011 warrant exercise agreement with Knowledge Capital Investment Group (Knowledge Capital), we filed a registration statement with the SEC on Form S-3 to register shares held by Knowledge Capital.  This registration statement was declared effective on January 26, 2015.  On May 20, 2015, Knowledge Capital sold 400,000 shares of our common stock on the open market and we did not purchase any of these shares.  At May 30, 2015, Knowledge Capital held 2.8 million shares of our common stock.  Two members of our Board of Directors, including our Chief Executive Officer, have an equity interest in Knowledge Capital.

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

RESULTS OF OPERATIONS

Overview

The third quarter of our fiscal year includes the months of March, April, and May.  Our third quarter of fiscal 2015 ended on May 30, 2015 and the third quarter of the prior year ended on May 31, 2014.

Consolidated revenue for the quarter ended May 30, 2015 was the highest third fiscal quarter for the Company’s current business, reaching $48.3 million.  These sales were achieved in spite of absorbing $1.3 million of adverse impact from foreign exchange rates as the U.S. dollar strengthened against various currencies compared with the prior year.  Sales increased 2.5 percent compared with $47.1 million in the third quarter of the prior year.  Excluding the impact of foreign exchange rates, sales grew in nearly all of our major delivery channels and practices when compared with the prior year, including 18 percent growth in the Education practice; 18 percent growth from the Company’s government services office; 9 percent growth (in functional currencies) from the Company’s international direct offices; and 4 percent growth from international licensee partners (in functional currencies).  Excluding the impact of foreign exchange rates, sales were essentially flat at the Company’s regional sales offices that serve the United States and Canada.  At May 30, 2015, our prospective business pipeline for the fourth quarter of fiscal 2015 and the first quarter of fiscal 2016 improved significantly compared with the prior year.  We anticipate that the conversion of a portion of the leads in our prospective business pipeline will produce strong revenue growth in the fourth quarter of fiscal 2015 and beyond.

Gross profit was $30.3 million, compared with $29.9 million in the prior year, and increased due to improved sales.  Operating expenses increased by $2.0 million compared with the prior year primarily due to $1.1 million of impaired asset charges related to long-term receivables from a related party and the impairment of capitalized curriculum costs related to certain discontinued offerings, and a $0.9 million increase in selling, general, and administrative expenses, reflecting increased investments in the hiring of new sales and sales-related personnel, and additional marketing and promotional events.  Our income from operations for the quarter ended May 30, 2015 was adversely impacted by $0.5 million of foreign exchange remeasurement losses and totaled $1.4 million, compared with $3.0 million in the third quarter of fiscal 2014, reflecting the combination of the factors noted above.  Our income before income taxes was $0.8 million compared with $2.4 million in the prior year.  Due to the realization of foreign tax credits in the third quarter, we recognized an income tax benefit of $0.4 million, which increased our net income for the third quarter of fiscal 2015 to $1.2 million, or $0.07 per diluted share, compared with $1.9 million, or $0.11 per diluted share, in the third quarter of fiscal 2014.

The primary factors that influenced our operating results for the quarter ended May 30, 2015 were as follows:

•
Sales – Our consolidated sales increased 2.5 percent to $48.3 million, compared with $47.1 million in the third quarter of fiscal 2014.  Despite $1.3 million of adverse impact from foreign exchange rates, the quarter ended May 30, 2015 represents our best ever third fiscal quarter sales.  Further details regarding sales performance are provided later in this management’s discussion and analysis.

•
Gross Profit – Our gross profit for the quarter was $30.3 million compared with $29.9 million in the prior year and increased due to improved sales.  Our consolidated gross margin, which is gross profit as a percentage of sales, was 62.7 percent compared with 63.4 percent in the prior year.  Our gross margin decreased compared with the prior year due to the impact of changes in the mix of offerings sold, including less facilitator sales, increased costs of certain offerings, and increased capitalized curriculum amortization expense.

•
Operating Expenses – Our operating expenses increased by $2.0 million compared with the third quarter of the prior year, which was due to a $1.1 million impaired asset charge and a $0.9 million increase in selling, general, and administrative expenses, as previously described.  Our operating income for the quarter was adversely impacted by $0.5 million of foreign exchange remeasurement losses.

•
Income Taxes – Our effective income tax rate for the third quarter of fiscal 2015 was a net benefit of 58 percent compared with an effective tax rate of approximately 20 percent in the prior year.  The decrease in the effective tax rate was primarily due to the recognition of tax benefits from amending previously filed federal income tax returns to realize foreign tax credits that were previously treated as expired under the tax positions taken in the original returns.  Our effective income tax rate during the third quarter of fiscal 2014 was lower than statutory rates primarily due to the recognition of income tax benefits resulting from the resolution of uncertain tax positions as the applicable statute of limitations expired during the quarter.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.  The following table sets forth consolidated sales data by category and by our primary delivery channels for the periods indicated (in thousands).

	Quarter Ended			Three Quarters Ended
	May 30, 2015	May 31, 2014	Percent Change	May 30, 2015	May 31, 2014	Percent Change
Sales by Category:
Training and consulting services	$45,373	$44,381	2	$134,392	$129,399	4
Products	1,710	1,694	1	4,846	4,767	2
Leasing	1,223	1,056	16	3,259	2,889	13
	$48,306	$47,131	3	$142,497	$137,055	4

Sales by Channel:
U.S./Canada direct	$25,154	$24,801	1	$70,986	$69,867	2
International direct	5,436	5,781	(6)	18,940	18,980	-
International licensees	4,027	4,178	(4)	12,845	12,451	3
National account practices	10,843	9,691	12	31,053	26,938	15
Self-funded marketing	1,082	1,451	(25)	3,847	4,246	(9)
Other	1,764	1,229	44	4,826	4,573	6
	$48,306	$47,131	3	$142,497	$137,055	4

Quarter Ended May 30, 2015 Compared with the Quarter Ended May 31, 2014

Sales

We offer a variety of training courses, consulting services, and training-related products that are focused on solving organizational problems which require a change in human behavior.  Our training and consulting solutions are provided both domestically and internationally through our sales force, client facilitators, international licensees, and the internet on various web-based delivery platforms.  The following sales analysis for the quarter ended May 30, 2015 is based on activity through our primary delivery channels as shown above.

U.S./Canada Direct – This channel includes our four regional sales offices that serve clients in the United States and Canada, and our government services group.  Sales grew by $0.4 million due to a $0.6 million increase in government services sales, which was due to the delivery of services on a large government contract obtained earlier in the fiscal 2015.  Sales at our regional sales offices decreased by $0.2 million compared with the prior year due to the impact of foreign exchange translation on Canadian sales.  Excluding the impact of foreign exchange, the regional offices were essentially flat compared with the prior year.

International Direct – Our directly owned international offices are located in Australia, Japan, and the United Kingdom.  The decrease in international direct sales was due to the strengthening U.S. dollar, which had a $0.8 million adverse impact on translated sales.  In functional currencies, all of our international direct offices had increased sales compared with the prior year.  Excluding the effect of foreign exchange, our office in the United Kingdom grew 24 percent, our office in Japan grew by 6 percent, and our office in Australia grew 3 percent when compared with the third quarter of fiscal 2014.  If the U.S. dollar continues to strengthen against the functional currencies of our international direct offices, our sales will continue to be adversely affected when compared with prior periods.

International Licensees – In countries or foreign locations where we do not have a directly-owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  Our international licensee royalties during the quarter ended May 30, 2015 were impacted by $0.3 million of adverse foreign exchange remeasurement losses.  Excluding the impact of foreign exchange, our international licensee royalties increased by 4 percent compared with the prior year.  While we are confident in our international licensee partners’ ability to grow during fiscal 2015, increased international volatility and a strengthening U.S. dollar may have an adverse impact on our licensee revenues when compared with prior periods.

National Account Practices – Our national account practices sell content solutions that are not typically offered in our U.S./Canada direct sales offices.  These offerings include, in the Education practice, The Leader In Me program designed for students primarily in K-6 elementary schools; Helping Clients Succeed from our Sales Performance practice; and Winning Customer Loyalty from our Customer Loyalty practice.  During the quarter ended May 30, 2015, our Education practice sales increased 18 percent, and our Sales Performance practice revenues increased 4 percent.  These increases were partially offset by a 4 percent decline in Customer Loyalty practice revenues, primarily due to fewer new contracts obtained for this offering compared with the prior year.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to a $0.9 million increase in Education practice revenues compared with the prior year.  We have made substantial investments in new sales personnel for our Education practice and expect that our sales will continue to grow compared with prior periods in the future.  Consistent with prior years, we expect the majority of sales growth from our Education practice to occur during our fourth fiscal quarter.  Our Sales Performance practice revenues grew on the strength of increased demand and new client contracts for these services during the quarter.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  Our self-funded marketing sales decreased $0.4 million compared with the prior year due to a $0.6 million contract that was won in the third quarter of fiscal 2014 and which did not repeat in the third quarter of fiscal 2015.  This decrease was partially offset by a $0.2 million increase in book and audio royalties during the quarter.

Other – Our other sales are mainly comprised of leasing and shipping and handling revenues.  Our other sales increased primarily due to the determination that we may recognize additional leasing revenues from FCOP totaling $0.2 million due to the change in the priority of the payment of these items.  Although we were able to record additional leasing revenues and our cash flows on current related party receivables will improve in future periods, we impaired $0.5 million of long-term receivables from FCOP due to reduced long-term cash flows at their present value.  Refer to the discussion regarding the “Impairment of Assets” below for additional information on the impairment of FCOP long-term receivables.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended May 30, 2015, our consolidated gross profit was $30.3 million compared with $29.9 million in the third quarter of fiscal 2014.  Our gross margin for the quarter ended May 30, 2015 was 62.7 percent of sales compared with 63.4 percent in the same quarter of the prior year.  Compared with the prior year, our gross margin was impacted by the mix of offerings sold; increased costs for certain practices and delivery channels, including newly hired coaches in our Education practice; and increased capitalized curriculum amortization costs, primarily resulting from fiscal 2014 expenditures to re-create the 7 Habits Signature Program.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

	Quarter Ended
	May 30, 2015	May 31, 2014	$ Change	% Change
Selling, general, and administrative	$25,934	$25,017	$917	4
Impairment of assets	1,082	-	1,082	n/a
Depreciation	980	866	114	13
Amortization	912	983	(71)	(7)
	$28,908	$26,866	$2,042	8

Selling, General and Administrative – Our selling, general, and administrative (SG&A) expenses for the quarter ended May 30, 2015 increased $0.9 million compared with the same quarter of the prior year.  The growth in SG&A expenses over the prior year was primarily due to a $0.9 million increase related to investments in new sales and sales support personnel, especially in our Education practice in order to deliver expected fourth quarter sales growth, and additional marketing and promotional initiatives.  We continue to invest in new sales personnel and we had 177 client partners at May 30, 2015.

Impairment of Assets – During the quarter ended May 30, 2015 we impaired $1.1 million of long-term assets, which consisted of $0.6 million of capitalized curriculum that was discontinued (and related prepaid royalties) and $0.5 million of long-term receivables from FCOP.  We determined that we will receive payment from FCOP for certain rent expenses earlier than previously estimated.  While this determination improves cash flows from FCOP in the short term, the present value of our share of cash distributions to cover remaining long-term receivables was reduced and was less than the present value of the receivables previously recorded and accordingly, the Company recalculated its discount on the long-term receivables and impaired the remaining difference.

Depreciation – Depreciation expense increased by $0.1 million compared with the third quarter of fiscal 2014 primarily due to the addition of fixed assets, which consisted primarily of computer hardware, leasehold improvements, and software during fiscal 2014 and the first three quarters of fiscal 2015.  Based on previous property and equipment acquisitions and expected capital asset activity during fiscal 2015, we expect our depreciation expense will total approximately $4.0 million in fiscal 2015.

Amortization – Our consolidated amortization expense decreased slightly compared with the prior year due to the amortization of previously acquired intangibles, which are amortized more heavily early in their estimated useful lives.  We currently expect our amortization expense from definite-lived intangible assets will total $3.8 million in fiscal 2015.

Discount on Related Party Receivable

We record receivables from FCOP for reimbursement of certain operating costs, such as rent and shared services (e.g. mail services), some of which are billed to us by third party providers, and for working capital and other advances that we make, even though we are not contractually required to make advances or absorb the losses of FCOP.  Based on expected payment, some of these receivables were previously recorded as long-term receivables and were required to be recorded at net present value.  We previously discounted additions to the long-term portion of the FCOP receivable based on forecasted repayments at a discount rate of 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP.  Our ability to record amounts receivable from FCOP is based on estimates of future cash flows of FCOP that support the collectability of these receivables.  During the quarter ended May 30, 2015, we determined that we will receive payment for certain leasing receivables from FCOP sooner than previously expected and therefore, we do not expect that there will be future additions to the long-term receivable balance.  While this determination improves cash flows from FCOP in the short term, the present value of our share of cash distributions to cover remaining long-term receivables was reduced and was less than the present value of the long-term receivables previously recorded and accordingly, we recorded additional discount expense and impaired the remaining balance.

Three Quarters Ended May 30, 2015 Compared with the Three Quarters Ended May 31, 2014

Sales

The following sales analysis for the three quarters ended May 30, 2015 is based on activity through our primary delivery channels as described above.

U.S./Canada Direct – Sales increased by $1.1 million compared with the prior year primarily due to a $2.9 million increase in government services sales.  The increase in government service sales was due to the renewal of a large government contract that was obtained during the first quarter of fiscal 2015 and the significant delivery of services on this contract during the third quarter of fiscal 2015.  The decrease over the prior year at our regional sales offices was primarily due to the successful second quarter fiscal 2014 launch of the re-created 7 Habits Signature Program, which is our best-selling offering worldwide.  We did not launch a comparable offering during the first three quarters of fiscal 2015.

International Direct – For the three quarters ended May 30, 2015, reported sales from our international direct offices were significantly impacted by the U.S. dollar strengthening against the functional currencies of these offices.  The fluctuation in exchange rates produced a $2.2 million decrease in translated sales compared with the prior year.  Excluding the unfavorable impact of foreign currency translation, sales grew in two of our three international direct offices when compared with the prior year.  Our office in the United Kingdom maintained the momentum gained in fiscal 2014 and grew its sales by 45 percent (in functional currency), primarily due to a $1.0 million contract obtained during the first quarter combined with strong third quarter growth.  Despite a slowing economy and weak first quarter performance, our office in Japan increased its sales by 3 percent in functional currency compared with the same period of fiscal 2014.  The weakening Japanese Yen produced a $1.5 million unfavorable impact on translated sales from our Japan office.  Sales decreased by $0.5 million at our office in Australia, which was due to decreased demand during the first half of fiscal 2015 and $0.3 million of unfavorable foreign exchange translation.

International Licensees – Despite the unfavorable effects of a strengthening U.S. dollar during fiscal 2015, our international licensee sales grew by $0.4 million as certain of our foreign licensees had increased training sales compared with the prior year.  The strengthening U.S. dollar had a $0.7 million adverse impact on our international licensee royalty revenues during the three quarters ended May 30, 2015.

National Account Practices – During the first three quarters of fiscal 2015, two of our three national account practices had increased sales when compared with the prior year.  Our Education practice sales increased $3.3 million, or 22 percent; Sales Performance practice sales increased $0.6 million, or 7 percent; and our Customer Loyalty practice revenues decreased by 1 percent.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to the increase in Education Practice revenues compared with the first half of fiscal 2014.  We made substantial investments in new sales personnel for our Education practice and expect that our sales will continue to grow compared with prior periods in the future.  Our Sales Performance practice grew as a result of increased demand and new contracts for these services during fiscal 2015.

Self-Funded Marketing – Our self-funded marketing sales decreased $0.4 million compared with the prior year due to a $0.6 million contract that was won in the third quarter of fiscal 2014 and which did not repeat in the third quarter of fiscal 2015.  This decrease was partially offset by a $0.4 million increase in book and audio royalties during the quarter and a $0.2 million decrease in public program revenues.

Other – Our other sales increased primarily due additional leasing revenues from new contracts on our corporate campus located in Salt Lake City, Utah.  Available space at our corporate campus was nearly completely leased at May 30, 2015.

Gross Profit

For the three quarters ended May 30, 2015, our consolidated gross profit increased to $91.5 million compared with $91.3 million in the same period of fiscal 2014.  Our gross margin for the first three quarters of fiscal 2015 was 64.2 percent of sales compared with 66.6 percent in the first three quarters of fiscal 2014.  Our gross profit for the first three quarters of fiscal 2015 was adversely impacted by the effects of foreign exchange on translated sales and cost of sales; $1.1 million of increased capitalized curriculum amortization costs, primarily resulting from fiscal 2014 expenditures to re-create the 7 Habits Signature Program; the mix of offerings sold, including less facilitator revenue; and newly hired coaches in the Education practice.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

	Three Quarters Ended
	May 30, 2015	May 31, 2014	$ Change	% Change
Selling, general, and administrative	$78,475	$75,475	$3,000	4
Impairment of assets	1,082	-	1,082	n/a
Depreciation	2,984	2,466	518	21
Amortization	2,818	2,961	(143)	(5)
	$85,359	$80,902	$4,457	6

Selling, General and Administrative – Our SG&A expenses for the three quarters ended May 30, 2015 increased $3.0 million compared with the first three quarters of fiscal 2014.  The increase in SG&A expenses over the prior year was primarily due to 1) a $2.8 million increase related to the addition of new sales personnel, increased commissions on higher sales, and additional marketing and promotional activities; 2) $0.8 million of foreign exchange transaction losses as the U.S. dollar has strengthened when compared with the prior year; and 3) $0.2 million of additional development expenses.  The impact of these increased expenses was partially offset by a $1.3 million decrease in non-cash share-based compensation expense.

Impairment of Assets – Refer to the discussion found in the quarter ended May 30, 2015 compared with the quarter ended May 31, 2014 for further information on the impaired asset charge.

Depreciation – Depreciation expense increased by $0.5 million compared with the first three quarters of fiscal 2014 primarily due to the addition of fixed assets, which consisted primarily of computer hardware, software, and leasehold improvements during fiscal 2014 and the first three quarters of fiscal 2015.

Amortization – Our consolidated amortization expense decreased slightly compared with the prior year due to the amortization of previously acquired intangibles, which are amortized more heavily early in their estimated useful lives.

Income Taxes

Our effective tax rate for the three quarters ended May 30, 2015 was approximately 24 percent compared with approximately 35 percent in the corresponding period of fiscal 2014.  The decrease in our effective rate was primarily due to the recognition of tax benefits from amending prior year federal income tax returns and the realization of foreign tax credits previously treated as expired under the tax positions taken in the original returns.

We paid $1.8 million in cash for income taxes (excluding the receipt of a $1.7 million refund received from a foreign jurisdiction for an estimated income tax payment made in fiscal 2014) during the three quarters ended May 30, 2015.  We anticipate that our total cash paid for income taxes will be less than our income tax provision from fiscal 2015 through fiscal 2017 as we utilize foreign tax credit carryforwards and other deferred income tax assets.  After utilization of our foreign tax credit carryforwards, which we currently expect to be fully used by the end of fiscal 2017, we anticipate that our cash paid for income taxes will increase and approximate our annual income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 30, 2015 was $13.8 million, with no borrowings on our line of credit, compared with $10.5 million of cash at August 31, 2014.  Our net working capital (current assets less current liabilities) totaled $53.0 million at May 30, 2015 compared with $50.1 million at August 31, 2014.  Of our $13.8 million in cash at May 30, 2015, $5.3 million was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and proceeds from our revolving line of credit facility.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), working capital expansion, repayment of our financing obligation, and purchases of our common stock.

On March 31, 2015, we entered into the Fourth Modification Agreement to our previously existing amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The primary purposes of the Fourth Modification Agreement are to (i) increase the maximum principal amount of the line of credit from $10.0 million to $30.0 million; (ii) extend the maturity date of the Restated Credit Agreement from March 31, 2016 to March 31, 2018; (iii) reduce the applicable interest rate from LIBOR plus 2.50 percent to LIBOR plus 1.85 percent per year; (iv) reduce the unused commitment fee from 0.33 percent to 0.25 percent per year; and (v) increase the cap for permitted business acquisitions from $5.0 million to $10.0 million.  The Fourth Modification Agreement preserved previously existing financial covenants and added a new asset coverage ratio whereby we may not permit the outstanding balance of the line of credit to exceed 150 percent of our consolidated accounts receivable.

We may use proceeds from our line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the line of credit agreement.  The line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.  In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including (i) a funded debt to EBITDAR ratio requirement of less than 3.00 to 1.00; (ii) a fixed charge coverage ratio requirement in excess of 1.5 to 1.0; (iii) an $8.0 million limitation on capital expenditures, excluding capitalized curriculum development; and (iv) a requirement that consolidated accounts receivable exceed 150 percent of the outstanding balance on the line of credit.  At May 30, 2015, we believe that we were in compliance with the terms and financial covenants applicable to our line of credit facility.

In addition to available borrowings on our revolving line of credit facility, we have a long-term lease on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 30, 2015.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Our cash flows from operating activities for the first three quarters of fiscal 2015 increased to $15.4 million compared with $9.3 million in the same period of the prior year.  During the first three quarters of fiscal quarter 2015, our cash flows from operating activities were impacted by the payment of seasonally high accrued liability (primarily year-end commissions and bonuses) and accounts payable balances, and by the collection of seasonally high accounts receivable.  We also collected $2.8 million from FCOP and a $1.7 million refund related to a large estimated income tax payment made in fiscal 2014 to a foreign jurisdiction.

Although our collections of accounts receivable improved during the second and third quarters of fiscal 2015, our overall collections continue to be hampered by slower-than-anticipated collections from governmental sales, including Education practice sales, licensees, and longer payment terms on certain services contracts.  The longer payment terms granted to certain clients were within our normal credit policy.  We anticipate that these collection trends may continue throughout the remainder of fiscal 2015, but we do not believe that these collection trends indicate a significant increase in potentially uncollectible accounts, and we believe that our cash flows from operating activities will continue to improve when compared with the prior year.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the three quarters ended May 30, 2015 totaled $3.5 million.  Our primary uses of cash for investing activities included purchases of property and equipment in the normal course of business, and curriculum development.

Our purchases of property and equipment, which totaled $1.6 million, consisted primarily of computer hardware, software, and leasehold improvements.  We currently anticipate that our purchases of property and equipment will total approximately $3.8 million in fiscal 2015; however, we intend to replace our existing enterprise resource planning software beginning later in fiscal 2015, which may result in increased capital spending compared with current expectations.

We spent $1.6 million during the first three quarters of fiscal 2015 on the development of various curriculum offerings.  We believe continued investment in our offerings is critical to our future success and anticipate that our capital spending for curriculum development will total $3.2 million during fiscal 2015.

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

During the third quarter of fiscal 2013 we completed the acquisition of NinetyFive 5, an entity that provides sales success training services.  The consideration for the acquisition consisted of an initial $4.2 million payable in four installments through December 2013, and additional potential earn out payments up to a maximum of $8.5 million based on cumulative EBITDA as set forth in the purchase agreement.  We also have a contingent payment liability to the former owners of NinetyFive 5 that is required to be recorded at fair value.  At May 30, 2015 the fair value of this liability was $2.5 million, which was recorded as a component of other long-term liabilities on our consolidated balance sheet.  Currently it is uncertain as to whether, or when, the various targets under the arrangement will be met; therefore, this potential liability will continue to be remeasured to fair value at the end of each reporting period.

Cash Flows From Financing Activities

During the first three quarters of fiscal 2015 we used $8.3 million of net cash for financing activities.  Our uses of cash for financing activities consisted of $7.9 million used to repurchase shares of our common stock (including $0.4 million for shares withheld as minimum statutory taxes on share-based compensation awards), and $1.0 million used for principal payments on our long-term financing obligation.  Partially offsetting these uses of cash was $0.5 million of cash received from participants in our employee stock purchase plan.

On January 23, 2015 our Board of Directors approved a new plan to repurchase up to $10.0 million of our common stock.  During the quarter ended May 30, 2015 our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Through May 30, 2015, we have purchased 401,198 shares of our common stock for $7.5 million. We anticipate that additional purchases of our common stock under this plan will increase the amount of cash used for financing activities in future periods.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligation, and meet other working capital requirements during fiscal 2015 through current cash balances and future cash flows from operating activities.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available line of credit and other financing alternatives, if necessary, for these expenditures.  During the quarter ended May 30, 2015, we extended the maturity date on our Restated Credit Agreement to March 31, 2018 and expect to renew the Restated Credit Agreement regularly in future periods to maintain the availability of this credit facility.  We believe the increased available borrowings on our line of credit facility significantly strengthens our liquidity for future periods.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Our required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) minimum operating lease payments primarily for domestic regional and foreign office space; 3) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; and 4) payments to HP Enterprise Services for outsourcing services related to information systems, warehousing, and distribution services.  We also have an obligation to pay contingent earn out payments to the former owners of Ninety Five 5, LLC if certain earnings thresholds are achieved.  However, the timing and amount of these earn out payments are uncertain at May 30, 2015.  There have been no significant changes to our expected required contractual obligations from those disclosed in our Form 10-K as of August 31, 2014.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

On May 28, 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board and is designed to create a single, principles-based process by which all businesses must calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and is required to be adopted in fiscal years beginning after December 15, 2016 and for interim periods therein.  The new standard may be applied using the “full retrospective” or “modified retrospective” approach.  As of May 30, 2015, we have not yet determined the method of adoption nor the impact that ASU No. 2014-09 will have on our reported revenue or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.  We did not utilize any foreign currency or interest rate derivative instruments during the quarter or three quarters ended May 30, 2015.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       The following table summarizes the purchases of our common stock during the fiscal quarter ended May 30, 2015:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
March 1, 2015 to April 4, 2015	-		$-	-	$38,391

April 5, 2015 to May 2, 2015	272,006		19.00	272,006	33,223

May 3, 2015 to May 30, 2015	40,233		18.93	40,233	32,461

Total Common Shares	312,239	(2)	$18.99	312,239

(1)
On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 401,198 shares of our common stock for $7.5 million through May 30, 2015.

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

(2)
Amount excludes 3,054 shares of our common stock that were withheld for minimum statutory taxes on share-based compensation awards issued to employees during the quarter ended May 30, 2015.  The withheld shares were valued at the market price on the date that the shares were distributed to participants and were acquired at weighted average price of $18.97 per share.

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

FRANKLIN COVEY CO.

Date:	July 9, 2015	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	July 9, 2015	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)