Form 10-K
period 2015-08-31
FRANKLIN COVEY CO
filed 2015-11-13
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

         Franklin Covey Co.
(Exact name of registrant as specified in its charter)

Utah	1-11107	87-0401551
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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
 Yes ☐   No ☑

As of February 27, 2015, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $219.2 million, which was based upon the closing price of $17.90 per share as reported by the New York Stock Exchange.

As of October 31, 2015, the Registrant had 16,216,509 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders, which is scheduled to be held on January 22, 2016, are incorporated by reference in Part III of this Form 10-K.

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

ITEM 1. BUSINESS

General

Franklin Covey Co. (we, us, our, the Company, or FranklinCovey) is a global company specializing in performance improvement.  We help organizations achieve results that require a change in human behavior, and our mission is to “enable greatness in people and organizations everywhere.”  We believe that our results-driven principle-centered content is a competitive advantage in the marketplace.  From the foundational work of Dr. Stephen R. Covey in leadership and Hyrum W. Smith in productivity, we have developed deep expertise that extends to helping organizations and individuals achieve lasting behavioral change in seven crucial areas: Leadership, Execution, Productivity, Trust, Sales Performance, Customer Loyalty, and Education.  We have over 810 employees worldwide delivering these principle-based curriculums and effectiveness tools to our customers.  Our consolidated net sales for the fiscal year ended August 31, 2015 totaled $209.9 million and our shares of common stock are traded on the New York Stock Exchange (NYSE) under the ticker symbol “FC.”

We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service.  To achieve this level of service we operate three regional sales offices in the United States; an office that specializes in sales to governmental entities; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and we contract with licensee partners who deliver our content and provide services in over 150 other countries and territories around the world.

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

1.
World Class Content – Rather than rely on “flavor of the month” training fads, our content is principle-centered and based on natural laws of human behavior and effectiveness.  Our content is designed to build new skillsets, establish new mindsets, and provide enabling toolsets.  Our content is well researched, subjected to numerous field beta tests, and improved through a proven development process.

2.
Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: on-site training, training led through certified facilitators, on-line learning, blended learning, intellectual property licenses, and organization-wide transformational processes, including consulting and coaching.

3.
Global Capability – We operate three regional sales offices in the United States; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our content in over 150 other countries and territories around the world.  This capability allows us to deliver content to a wide range of customers, from large, multinational corporations to smaller, local entities.

4.	Transformational Impact and Reach – We hold ourselves responsible for and measure ourselves by our clients’ achievement of transformational results.

Our content, tools, and methodologies are organized into key practice areas, each offering targeted solutions that are designed to drive positive transformational results.  We have divided our curriculums into the following seven major practices:

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

Franklin Covey’s Leadership practice is designed to develop leaders who achieve sustained superior performance, engage employees to achieve the most critical objectives, win the loyalty of customers and other stakeholders, and build a strategic advantage by identifying and making a distinctive contribution.  Our key leadership solutions include the following:

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

Leadership Modular Series
Drawn from the content of our leadership-development program, the Leadership Modular Series comprises seven stand-alone modules (of three to four hours in duration) that teach imperatives leaders can apply to create a work environment that addresses the needs of today's knowledge worker.

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

Another of Franklin Covey’s co-founders, Hyrum W. Smith, taught that adherence to specified natural laws of behavior would result in increased productivity and inner peace.  In today’s fast-paced world of knowledge workers “doing more with less,” we believe that workforce productivity and engagement can be a competitive advantage.  Today’s leaders and workers are required to make more decisions every day than ever before and execute with excellence while their attention is under unprecedented attack.  Franklin Covey’s Productivity practice equips individuals, teams, and organizations to consistently make intentional high-value decisions and execute on high-impact goals and projects with excellence in the midst of unlimited choices, demands, and distractions.  Our Productivity practice offerings include the following curriculums:

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

Project Management Essentials for the Unofficial Project Manager
Today’s knowledge workers have quietly slipped into the role of the unofficial project manager.  Stakeholder expectations, scope creep, no formal training, and a lack of process all combine to raise the probability of project failure costing organizations time, money, and employee morale.  This work session helps participants consistently complete projects successfully by having them learn to implement a disciplined process to execute projects and to master informal authority of people.

Writing Advantage®
The FranklinCovey Writing Advantage program teaches participants how to set quality writing standards that help people increase productivity, resolve issues, avoid errors, and heighten credibility.  Participants learn how to write faster with more clarity, and gain skills for revising and fine-tuning every style of document.

Presentation Advantage®
Unproductive meetings and lost opportunities may occur due to poor presentations.  The lack of powerful methods to inform and persuade is one of the greatest hidden and pervasive costs of the 21st century workplace.  This work session is designed to help participants consistently deliver highly successful presentations.  Participants will learn mindsets, skillsets, and toolsets combined with the latest neuroscience to better inform, influence, and persuade others in today’s knowledge-based world.

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

Working at the Speed of Trust®—For Associates
This workshop helps individual contributors identify and address “trust gaps” in their personal credibility and in their relationships at work.  Using examples from their work and focusing on real-

world issues, participants discover how to communicate transparently with peers and managers, improve their track record of keeping commitments, focus on improving internal “customer service” with others who depend on their work, and much more.

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

Based on Dr. Stephen R. Covey’s best-selling book The 7 Habits of Highly Effective People, The Leader in Me is a whole-school transformation process that integrates principles of leadership and effectiveness into school curriculum using every day, age-appropriate language.  At August 31, 2015 there were over 2,500 schools worldwide participating in The Leader in Me program and we believe that the positive results experienced by schools around the world are a major reason why the Education practice is one of the fastest growing practices at Franklin Covey Co.

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

International Licensees

In foreign countries where we do not have an office, our content is delivered through independent licensees, who, under strict guidelines, may translate and adapt our curriculums to local preferences and customs, if necessary.  Our licensee partners deliver our curriculums and provide services in over 150 other countries and territories around the world.  These licensee partners allow us to deliver the same high quality content to clients that have multinational operations or in countries that have specific cultural requirements.  Our licensee partners pay us a royalty based on the programs and content delivered.

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

Industry Information

According to the Training magazine 2015 Training Industry Survey, the total size of the U.S. training industry is estimated to be $70.6 billion, which is a 14 percent increase over the prior year.  One of our competitive advantages in this highly fragmented industry stems from our fully integrated principle-centered training curriculums, measurement methodologies, and implementation tools to help organizations and individuals measurably improve their effectiveness.  This advantage allows us to deliver not only training to both corporations and individuals, but also to implement the training through the use of powerful behavior-changing tools with the capability to then measure the impact of the delivered content and solutions.

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

Competition

We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services comparable with those that we offer.  The nature of the competition in the performance improvement industry, however, is highly fragmented with few large competitors.  Based upon our fiscal 2015 consolidated sales of $209.9 million, we believe that we are a leading competitor in the performance skills and education market.  Other significant comparative companies in the performance improvement market are Development Dimensions International, CRA International, Inc., Learning Tree International Inc., GP Strategies Corp., American Management Association, Wilson Learning, Forum Corporation, Corporate Executive Board Co., and the Center for Creative Leadership.

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

Given the relative ease of entry into the training market, the number of our competitors could increase, many of whom may imitate existing methods of distribution, or could offer similar content and programs at lower prices.  Some of these competitors may have greater financial and other resources than we do.  However, we believe that we have several areas of competitive differentiation in our industry.  We believe that our competitive advantages include: (1) the quality of our content, as indicated by our strong gross margins, branded content, and best-selling books; (2) the breadth of delivery options we are able to offer to customers for utilizing our content, including live presentations by our own training consultants, live presentations though Company certified client-employed facilitators, web-based presentations, and film-based presentations; (3) our global reach, which allows truly multinational clients to scale our content uniformly across the globe, through our mix of direct offices and our global licensee network; and (4) the significant impact which our solutions can have on our clients’ results.  Moreover, we believe that we are a market leader in the U.S. in leadership, execution, productivity, and individual effectiveness content.  Increased competition from existing and future competitors could, however, have a material adverse effect on our sales and profitability in the coming fiscal years.

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

Trademarks, Copyrights, and Intellectual Property

Our success has resulted in part from our proprietary content, methodologies, and other intellectual property rights.  We seek to protect our intellectual property through a combination of trademarks, copyrights, and confidentiality agreements.  We claim rights for over 525 trademarks in the United States and foreign countries, and we have obtained registration in the United States and numerous foreign countries for many of our trademarks including FranklinCovey, The 7 Habits of Highly Effective People, The 4 Disciplines of Execution, and The 7 Habits.  We consider our trademarks and other proprietary rights to be important and material to our business.

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

At August 31, 2015, we had approximately 810 associates located in the United States of America, Canada, Japan, the United Kingdom, and Australia.  We have outsourced a significant portion of our information technology services, customer service, distribution and warehousing operations to HP.  None of our associates are represented by a union or other collective bargaining group.

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

In the fourth quarter of fiscal 2008 we sold our planning products operations to FC Organizational Products, LLC (FCOP), an entity in which we own a 19.5 percent interest.  According to the agreements associated with the sale, we were entitled to receive a $1.2 million payment for working capital delivered on the closing date of the sale and to receive $2.3 million as reimbursement for specified costs necessary to complete the transaction.  Payment for these costs was originally due in January 2009, but we extended the due date of the payment at FCOP’s request and obtained a promissory note from FCOP for the amount owed, plus accrued interest.  At the time we received the promissory note from FCOP, we believed that we could obtain payment for the amounts owed, based on prior year performance and forecasted financial performance in 2009.  However, the financial position of FCOP deteriorated significantly late in fiscal 2009 and the deterioration accelerated subsequent to August 31, 2009.  As a result of its deteriorating financial position, we reassessed the collectability of the promissory note.  Based on revised expected cash flows and other operational issues, we recorded a $3.6 million impaired asset charge against these receivables in fiscal 2009.

We also receive reimbursement from FCOP for certain operating costs, such as rent, and, although not required by governing documents or our ownership interest, we have provided working capital and other advances to FCOP.  At August 31, 2015 and 2014 we had $4.0 million and $5.1 million receivable from FCOP, net of discount, which are recorded as assets on our consolidated balance sheets.  Although we believe that we will obtain payment from FCOP for these receivables, the valuation of amounts receivable from FCOP is dependent upon the estimated future earnings and cash flows of FCOP.  If FCOP’s estimated future earnings and cash flows decline, or if FCOP fails to pay amounts receivable and we fail to obtain payment on the previously impaired promissory note, our future cash flows and results of operations may be adversely affected.

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

•
Political and economic factors such as pending elections, the outcome of recent elections, revisions to governmental tax policies, sequestration, debt ceiling negotiations, and reduced tax revenues can affect the number and terms of new governmental contracts signed.

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

We have sales offices in Australia, Japan, and the United Kingdom.  We also have licensed operations in numerous other foreign countries.  As a result of these foreign operations and their impact upon our financial statements, we are subject to a number of risks, including:

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

Our sales outside of the United States totaled $47.3 million, or approximately 23 percent of consolidated sales, for the fiscal year ended August 31, 2015.  If our international operations grow and become a larger component of our overall financial results, our revenues and operating results may be adversely affected when the dollar strengthens relative to other currencies (as happened in fiscal 2015) and may be favorably affected when the dollar weakens.  In order to manage a portion of our foreign currency risk, we may make limited use of foreign currency derivative contracts to hedge certain transactions and translation exposure.  However, there can be no guarantee that our foreign currency risk management strategy will be effective in reducing the risks associated with foreign currency transactions and translation.

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

In addition, we have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Policy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, the European Union, and Switzerland, which established a means for legitimating the transfer of personally identifiable information by U.S. companies doing business in Europe from the European Economic Area to the U.S.  As a result of the October 6, 2015 European Union Court of Justice (ECJ) opinion in Case C-362/14 (Schrems v. Data Protection Commissioner), the U.S.-EU Framework is no longer deemed to be an adequate method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area.  In light of the ECJ opinion in case C-362/14, we may need to engage in additional efforts to legitimize certain data transfers from the European Economic Area.  We may be unsuccessful in establishing legitimate means of transferring certain data from the European Economic Area, and we may be at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure all data transfers to us from the European Economic Area are legitimized.  We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business.  We publicly post our privacy policies and practices concerning our processing, use, and disclosure of personally identifiable information.  The publication of our privacy policy and other statements we publish that provide assurances about privacy and security can subject us to potential federal, state, or other regulatory action if they are found to be deceptive or misrepresentative of our practices.

We may fail to meet analyst expectations, which could cause the price of our stock to decline.

Our common stock is publicly traded on the New York Stock Exchange (NYSE), and at any given time various securities analysts follow our financial results and issue reports on us.  These periodic reports include information about our historical financial results as well as the analysts’ estimates of our future performance.  The analysts’ estimates are based on their own opinions and are often different from our estimates or expectations.  If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline.  If our stock price is volatile, we may become involved in securities litigation following a decline in price.  Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

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

Knowledge Capital Investment Group (Knowledge Capital), a related party primarily controlled by a member of our Board of Directors, held a warrant to purchase 5.9 million shares of our common stock.  Knowledge Capital exercised its warrant at various times on a net share basis and received 2.2 million shares of our common stock in addition to stock it already held.  On January 26, 2015, the SEC declared effective a registration statement with the SEC on Form S-3 to register shares held by Knowledge Capital.  On May 20, 2015, Knowledge Capital sold 400,000 shares of our common stock on the open market and we did not purchase any of these shares.  Knowledge Capital currently holds 2.8 million shares, or approximately 17 percent, of our outstanding common shares.  The sale or prospect of the sale of a substantial number of these shares may have an adverse effect on the market price of our common stock.

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

Our business depends on our ability to successfully obtain timely payment from our clients of the amounts they owe us for services performed.  We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles.  However, as our sales to governmental entities, including school districts, continue to grow, our collection cycle may take longer due to procurement and payment procedures at these clients.  We maintain allowances against our receivables and unbilled services that we believe are adequate to reserve for potentially uncollectible amounts.  Actual losses on client balances could differ from those that we currently anticipate and, as a result, we may need to adjust our allowances.  In addition, there is no guarantee that we will accurately assess the creditworthiness of our clients.  Macroeconomic conditions could also result in financial difficulties for our clients, and as a result could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or not pay their obligations to us.  Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our invoiced revenues.  If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows may be adversely affected.

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

We have significant intangible assets, goodwill, and long-term asset balances that may be impaired if cash flows from related activities decline.

At August 31, 2015 we had $53.4 million of intangible assets, which were primarily generated from the fiscal 1997 merger with the Covey Leadership Center, and $19.9 million of goodwill.  Our intangible assets are evaluated for impairment based on qualitative factors or upon cash flows (definite-lived intangible assets) and estimated royalties from revenue streams (indefinite-lived intangible assets) if necessary.  Our goodwill is evaluated through qualitative factors and by comparing the fair value of the reporting unit to the carrying value of our net assets if necessary.  Our intangible assets, goodwill, and other long-term assets may become impaired if the corresponding cash flows associated with these assets declines in future periods or if our market capitalization declines significantly in future periods.  Although our current sales, cash flows, and market capitalization are sufficient to support the carrying basis of these long-lived assets, if our sales, cash flows, or common stock price decline, we may be faced with significant asset impairment charges that would have an adverse impact upon our results of operations.

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

Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available revolving line of credit facility and other financing alternatives, if necessary, for these expenditures.  Our existing lending arrangement expires on March 31, 2018 and we expect to regularly renew our lending agreement to maintain the availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Salt Lake City, Utah and as of August 31, 2015, all of the facilities used in our operations are leased.  Our leased facilities primarily consist of sales and administrative offices both in the United States and various countries around the world.  We also lease warehouse and distribution space at independent facilities in certain foreign countries.  Our corporate headquarters lease is accounted for as a financing arrangement and all other facility lease agreements are accounted for as operating leases that expire at various dates through the year 2025.

Corporate Facilities
Corporate Headquarters and Administrative Offices:
Salt Lake City, Utah (7 buildings)

U.S./Canada Sales Offices
Regional Sales Offices:
United States (4 locations)

International Facilities
International Administrative/Sales Offices:
Australia (3 locations)
England (1 location)
Japan (1 location)

International Distribution Facilities:
Australia (1 location)
England (1 location)
Japan (1 location)

During August 2015, we decided to combine our northeastern and southeastern United States sales regions.  In connection with this decision, we closed our northeastern regional sales office located in Pennsylvania.  There were no other significant changes to the properties used for our operations.  We consider our existing facilities to be in good condition and suitable for our current and anticipated level of operations in the upcoming fiscal year and in future periods.

A significant portion of our corporate headquarters campus located in Salt Lake City, Utah is subleased to multiple unrelated entities.

ITEM 3.  LEGAL PROCEEDINGS

We are the subject of certain legal actions, which we consider routine to our business activities.  At August 31, 2015, we believe that, after consultation with legal counsel, any potential liability to the Company under these actions will not materially affect our financial position, liquidity, or results of operations.  For further information regarding legal proceedings, refer to Note 8 to our financial statements as presented in Item 8 of this report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “FC.”  The following table sets forth the high and low sale prices per share for our common stock, as reported by the NYSE, for the fiscal years ended August 31, 2015 and 2014.

	High	Low
Fiscal Year Ended August 31, 2015:
Fourth Quarter	$20.93	$14.39
Third Quarter	20.20	17.03
Second Quarter	20.24	16.68
First Quarter	20.33	18.27

Fiscal Year Ended August 31, 2014:
Fourth Quarter	$22.75	$18.68
Third Quarter	22.50	18.29
Second Quarter	21.41	17.95
First Quarter	20.85	15.76

We did not pay or declare dividends on our common stock during the fiscal years ended August 31, 2015 or 2014.  We currently anticipate that we will retain all available funds to repay our obligations, finance future growth and business opportunities, and to repurchase outstanding shares of our common stock.

As of October 31, 2015, we had 16,216,509 shares of common stock outstanding, which were held by 608 shareholders of record.

Purchases of Common Stock

The following table summarizes the purchases of our common stock by monthly fiscal periods during the quarter ended August 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
May 31, 2015 to July 4, 2015	-	$-	none	$32,461

July 5, 2015 to August 1, 2015	129,585	18.63	129,585	30,047

August 2, 2015 to August 31, 2015	229,131	18.00	229,131	25,923

Total Common Shares	358,716	$18.23	358,716

(1)
On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 759,914 shares of our common stock for $14.1 million through August 31, 2015.

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

Performance Graph

The following graph demonstrates a five-year comparison of cumulative total returns for Franklin Covey Co. common stock, the S&P SmallCap 600 Index, and the S&P 600 Commercial & Professional Services Index.  The graph assumes an investment of $100 on August 31, 2010 in each of our common stock, the stocks comprising the S&P SmallCap 600 Index, and the stocks comprising the S&P 600 Commercial & Professional Services Index.  Each of the indices assumes that all dividends were reinvested.

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

August 31,	2015(1)	2014(1)	2013(1)	2012	2011
In thousands, except per-share data

Income Statement Data:
Net sales	$209,941	$205,165	$190,924	$170,456	$160,804
Gross profit	138,089	138,266	128,989	112,683	103,474
Income from operations	19,529	24,765	21,614	17,580	11,112
Income before income taxes	17,412	21,759	19,398	13,747	8,446
Income tax provision	6,296	3,692	5,079	5,906	3,639
Net income	11,116	18,067	14,319	7,841	4,807

Earnings per share:
Basic	$.66	$1.08	$.83	$.44	$.28
Diluted	.66	1.07	.80	.43	.27

Balance Sheet Data:
Total current assets	$95,425	$93,016	$81,108	$64,195	$52,056
Other long-term assets	14,807	14,785	9,875	9,534	9,353
Total assets	200,645	205,186	189,405	164,080	151,427

Long-term obligations	36,978	36,885	41,100	40,368	39,859
Total liabilities	75,139	78,472	82,899	73,525	72,111

Shareholders’ equity	125,506	126,714	106,506	90,555	79,316
_______________________

(1)
We elected to amend previously filed U.S. federal income tax returns to claim foreign tax credits instead of foreign tax deductions and recognized significant income tax benefits which reduced our effective income tax rate during these years.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis is intended to provide a summary of the principal factors affecting the results of operations, liquidity and capital resources, contractual obligations, and the critical accounting policies of Franklin Covey Co. (also referred to as we, us, our, the Company, and FranklinCovey) and subsidiaries.  This discussion and analysis should be read together with the accompanying consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K (Form 10-K) and the Risk Factors discussed in Item 1A of this Form 10-K.  Forward-looking statements in this discussion are qualified by the cautionary statement under the heading “Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995” contained later in Item 7 of this Form 10-K.

EXECUTIVE SUMMARY

Franklin Covey Co. is a global company focused on individual and organizational performance improvement.  Our mission is to “enable greatness in people and organizations everywhere,” and our 810 employees worldwide are organized to help individuals and organizations achieve sustained superior performance through changes in human behavior.  Our expertise extends to seven crucial areas:  Leadership, Execution, Productivity, Trust, Sales Performance, Customer Loyalty, and Educational Improvement.  We believe that our clients are able to utilize our content to create cultures whose hallmarks are high-performing, collaborative individuals, led by effective, trust-building leaders who execute with excellence and deliver measurably improved results for all of their key stakeholders.

In the training and consulting marketplace, we believe there are four important characteristics that distinguish us from our competitors.

1.
World Class Content – Our content is principle-centered and based on natural laws of human behavior and effectiveness.  Our content is designed to build new skillsets, establish new mindsets, and provide enabling toolsets.  We believe that our content is based on timeless principles, natural laws of human and organizational effectiveness, and research-proven applications.

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

4.
Global Capability – We operate three regional sales offices in the United States; wholly owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculum and provide services in over 150 other countries and territories around the world.

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

Financial Overview

Our financial results for the fiscal year ended August 31, 2015 reflect the seventh consecutive year of increased sales for our current business (subsequent to the sales of our products division in fiscal 2008), and was highlighted by increased cash flows from operating activities and a continued strong financial position.  We were able to achieve sales growth during fiscal 2015 despite $5.2 million of adverse impact from the effects of foreign exchange as the United States dollar strengthened compared with fiscal 2014 exchange rates, and the successful launch of the re-created The 7 Habits of Highly Effective People – Signature Program (The 7 Habits Signature Program), which had a significant favorable impact on our sales in fiscal 2014.  Our net sales in fiscal 2015 increased to $209.9 million, compared with $205.2 million in fiscal 2014, and $190.9 million in fiscal 2013.  Our fiscal 2015 fourth-quarter sales totaled $67.4 million, including $1.9 million of adverse impact from foreign exchange rates, which represents our second-best quarterly sales performance ever for our current business.  The following table sets forth consolidated sales data by category and by our primary delivery channels (in thousands):

YEAR ENDED AUGUST 31,	2015	Percent change	2014	Percent change	2013
Sales by Category:
Training and consulting services	$198,695	3	$193,720	8	$178,656
Products	6,885	(8)	7,518	(7)	8,114
Leasing	4,361	11	3,927	(5)	4,154
	$209,941	2	$205,165	7	$190,924

Sales by Channel:
U.S./Canada direct	$101,959	3	$98,791	2	$96,899
International direct	27,217	(5)	28,588	(3)	29,558
International licensees	17,100	-	17,065	10	15,452
National account practices	51,354	5	48,982	32	37,042
Self-funded marketing	5,547	(7)	5,938	1	5,866
Other	6,764	17	5,801	(5)	6,107
	$209,941	2	$205,165	7	$190,924

Our gross profit for fiscal 2015 was $138.1 million, compared with $138.3 million in the prior year.  The decrease in gross profit was primarily due to the adverse impact of foreign exchange, increased product amortization costs, changes in the mix of products sold, and additional coaching personnel in our Education practice.  Our gross margin, which is gross profit as a percent of sales, was 65.8 percent compared with 67.4 percent in fiscal 2014.

Our operating expenses increased $5.1 million compared with fiscal 2014 primarily due to a $3.0 million increase in selling, general, and administrative expenses, a $0.9 million increase in impaired asset charges, a $0.8 million increase in depreciation expense, and $0.6 million of restructuring costs resulting from the decision to realign our domestic sales regions and to close our northeastern sales office.  The increases were partially offset by a $0.2 million decrease in intangible asset amortization expense.  The increase in selling, general, and administrative expenses was primarily related to the addition of new sales and sales support personnel; fiscal 2014 reductions to estimated contingent earn out payments from a business acquisition totaling $1.6 million that did not repeat in fiscal 2015; and increased foreign exchange transaction losses.

Our income from operations for fiscal 2015 reflected the factors noted above and was $19.5 million, compared with $24.8 million in fiscal 2014.  In fiscal 2014, we recognized $4.2 million of foreign tax credits, which reduced our effective income tax rate to approximately 17 percent.  In fiscal 2015 we finalized the calculations relating to the amendment of previously filed U.S. federal income tax returns to realize foreign tax credits previously treated as expired under the tax positions taken in the original returns.  The income tax benefit recognized from these foreign tax credits totaled $0.6 million in fiscal 2015 and, as expected, our effective tax rate increased to approximately 36 percent, which significantly increased our income tax provision in fiscal 2015 despite lower pre-tax earnings.  Accordingly, our income tax provision increased to $6.3 million in fiscal 2015 compared with $3.7 million in fiscal 2014.  Net income for fiscal 2015 was $11.1 million, or $.66 per diluted share, compared with $18.1 million, or $1.07 per diluted share, in fiscal 2014.

Further details regarding these items can be found in the comparative analysis of fiscal 2015 with fiscal 2014 as discussed within this management’s discussion and analysis.

Our liquidity position remained strong during fiscal 2015 and we had $16.2 million of cash and cash equivalents at August 31, 2015 compared with $10.5 million at August 31, 2014.  Our net working capital (current assets minus current liabilities) increased to $55.8 million at August 31, 2015 compared with $50.1 million at the end of fiscal 2014.  We did not have any borrowings on our $30.0 million revolving line of credit facility at August 31, 2015.

Our primary source of cash is our ongoing operations.  Cash flows from operating activities increased to $26.2 million in fiscal 2015 compared with $18.1 million in fiscal 2014.  Historically, we have funded our operations, capital purchases, curriculum development, share repurchases, and business acquisitions from our operating activities and from our revolving line of credit facility.  Our positive cash flows in fiscal 2015 enabled us to repurchase over $14 million of our common stock during the year.  We anticipate that cash flows from our operating activities and proceeds from our line of credit facility will be sufficient to support our operations for the foreseeable future.  For further information regarding our cash flows and liquidity refer to the Liquidity and Capital Resources discussion found later in this management’s discussion and analysis.

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

Our fiscal year ends on August 31, and unless otherwise indicated, fiscal 2015, fiscal 2014, and fiscal 2013 refer to the twelve-month periods ended August 31, 2015, 2014, 2013, and so forth.

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

YEAR ENDED AUGUST 31,	2015	2014	2013
Sales:
Training and consulting services	94.6%	94.4%	93.6%
Products	3.3	3.7	4.2
Leasing	2.1	1.9	2.2
Total sales	100.0	100.0	100.0

Cost of sales:
Training and consulting services	31.6	30.0	29.8
Products	1.6	1.7	1.6
Leasing	1.0	0.9	1.0
Total cost of sales	34.2	32.6	32.4
Gross profit	65.8	67.4	67.6

Selling, general, and administrative	51.8	51.6	53.0
Impaired assets	0.6	0.1	-
Restructuring costs	0.3	-	-
Depreciation	2.0	1.7	1.6
Amortization	1.8	1.9	1.7
Total operating expenses	56.5	55.3	56.3
Income from operations	9.3	12.1	11.3
Interest income	0.2	0.2	0.3
Interest expense	(1.0)	(1.1)	(1.2)
Discount on related party receivable	(0.2)	(0.6)	(0.2)
Other income, net	-	-	0.0
Income before income taxes	8.3%	10.6%	10.2%

FISCAL 2015 COMPARED WITH FISCAL 2014

Sales

We offer a variety of training courses, consulting services, and training-related products that are focused on solving organizational problems which require a change in human behavior.  Our training and consulting solutions are provided both domestically and internationally through our sales force, client facilitators, international licensees, and the internet on various web-based delivery platforms.  The following sales analysis for the fiscal year ended August 31, 2015 is based on activity through our primary delivery channels as shown in the preceding comparative sales table.

U.S./Canada Direct – This channel includes our three regional sales offices that serve clients in the United States and Canada, and our government services group.  Sales increased by $3.2 million compared with the prior year primarily due to a $3.5 million increase in government services sales.  The increase in government service sales was due to 1) the renewal of a large government contract that was obtained during the first quarter of fiscal 2015 and the significant delivery of services on this contract during fiscal 2015; and 2) new contracts obtained with other governmental entities during the year.  The decrease over the prior year at our regional sales offices was primarily due to the successful second quarter fiscal 2014 launch of the re-created 7 Habits Signature Program, which is our best-selling offering worldwide, and $0.5 million of adverse impact from foreign exchange rates on sales in Canada.  During fiscal 2015, we did not launch an offering with such widespread acceptance.

At August 31, 2015, our corporate pipeline of booked days and awarded revenue remains strong, and our current outlook for growth in fiscal 2016 and future periods is encouraging for this channel.  However, the actual delivery of booked days and recognition of awarded revenue may differ from our current expectations and may result in variations from expected growth in future periods.

During fiscal 2015, we recognized significant amounts from revenue from a large federal government services contract.  However, due to administrative changes at the federal agency, the contract has not been open for renewal bids and may not be reopened during fiscal 2016.  Accordingly, our government services revenues may decline during fiscal 2016 when compared with the corresponding periods of fiscal 2015.

International Direct – Our directly owned international offices are located in Australia, Japan, and the United Kingdom.  For fiscal 2015, reported sales from our international direct offices were significantly impacted by the U.S. dollar strengthening against the functional currencies of these offices.  The fluctuation in exchange rates produced a $3.7 million decrease in translated sales when compared with the prior year.  Excluding the unfavorable impact of foreign currency translation, sales grew in two of our three international direct offices when compared with the prior year.  Our office in the United Kingdom maintained the momentum gained in fiscal 2014 and grew sales by 39 percent (in functional currency), primarily due to a $1.0 million contract obtained during the first quarter combined with strong growth in new clients and contracts during the year.  Despite a slowing economy and weak first quarter performance, our office in Japan increased its sales by one percent in functional currency compared with the same period of fiscal 2014.  The weakening Japanese Yen created a $2.4 million unfavorable impact on translated sales from our Japan office.  Sales decreased by $0.8 million at our office in Australia, of which $0.6 million was due to the translation of Australian dollars into U.S. dollars.  The remaining decrease was primarily due to reduced demand during the first half of fiscal 2015.

International Licensees – In countries or foreign locations where we do not have a directly owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  Despite the unfavorable effects of a strengthening U.S. dollar during fiscal 2015, certain of our licensees had increased sales, which provided a slight increase in our international licensee sales when compared with the prior year.  Foreign exchange rates had a $1.0 million adverse impact on our international licensee royalty revenues during the fiscal year ended August 31, 2015.  While we are confident in our international licensee partners’ ability to grow in future periods, increased international volatility and a strengthening U.S. dollar may continue to have an adverse impact on our licensee revenues when compared with prior periods.

National Account Practices – Our national account practices offer and sell content solutions that are not typically offered in our U.S/Canada direct geographic sales offices.  These offerings include, in the Education practice, The Leader In Me program designed for students primarily in K-6 elementary schools; Helping Clients Succeed from our Sales Performance practice; and Winning Customer Loyalty from our Customer Loyalty practice.  During fiscal 2015, two of our three national account practices had increased sales compared with the prior year.  Our Education practice sales increased $2.3 million, or eight percent; Sales Performance practice sales increased $0.3 million, or two percent; and our Customer Loyalty practice revenues decreased by $0.2 million, or two percent.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to the increase in Education Practice revenues compared with fiscal 2014.  At August 31, 2015, over 2,500 schools were using The Leader in Me program.  We have made substantial investments in new sales and sales support personnel in our Education practice and we expect that our sales will continue to grow compared with prior periods.  Our Sales Performance practice grew as a result of increased demand and new contracts for these services during fiscal 2015.

Self-Funded Marketing – This group includes our public programs, book and audio sales, and speeches.  Our self-funded marketing sales decreased $0.4 million compared with the prior year due to a $0.6 million contract that was won in the third quarter of fiscal 2014 and which did not repeat in fiscal 2015.  This decrease was partially offset by a $0.2 million increase in public program revenues during the fiscal year.  Future growth in this channel is primarily dependent on the successful launch and marketplace acceptance of new publications and by growth in our public seminar sales.

Other – Our other sales increased primarily due to additional leasing revenues from new contracts on our corporate campus located in Salt Lake City, Utah.  Available space at our corporate campus was nearly completely leased as of August 31, 2015.

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

Our consolidated gross profit for the fiscal year ended August 31, 2015 was $138.1 million compared with $138.3 million in fiscal 2014.  Gross profit in fiscal 2015 was adversely impacted by the effects of foreign exchange on translated sales and cost of sales; $1.3 million of increased capitalized curriculum amortization costs, primarily resulting from fiscal 2014 expenditures to re-create the 7 Habits Signature Program; the mix of offerings sold, including lower intellectual property license sales, which have higher gross margins than the majority of our other offerings; and additional coaches hired during the year to support growth in the Education practice.  Our consolidated gross margin for fiscal 2015 reflected the combination of the above factors and was 65.8 percent of sales in fiscal 2015 compared with 67.4 percent in fiscal 2014.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2015	2014	$ Change	% Change
Selling, general, and administrative	$108,802	$105,801	$3,001	3
Impaired assets	1,302	363	939	259
Restructuring costs	587	-	587	n/a
Depreciation	4,142	3,383	759	22
Amortization	3,727	3,954	(227)	(6)
	$118,560	$113,501	$5,059	4

Selling, General and Administrative (SG&A) – Our SG&A expenses during fiscal 2015 increased by $3.0 million compared with fiscal 2014.  The increase in SG&A expenses over the prior year was primarily due to 1) a $3.7 million increase related to the addition of new sales and sales support personnel in our direct offices and Education practice, and increased commissions on higher sales; 2) fiscal 2014 reductions to estimated contingent earn out payment from the acquisition of Ninety-Five 5 LLC totaling $1.6 million, which did not repeat in fiscal 2015; and 3) $1.0 million of increased foreign exchange transaction losses as the U.S. dollar strengthened during the year.  The impact of these increases was partially offset by reduced executive short-term incentive bonus expense as specified growth goals were not fully met, by decreased share-based compensation expense, by the translation of foreign currency denominated expenses into U.S. dollars, and by cost cutting efforts in various areas of our operations.

Impaired Assets – During fiscal 2015 we impaired $1.3 million of long-term assets, which consisted of $0.6 million of capitalized curriculum that was discontinued (and related prepaid royalties), $0.5 million of long-term receivables from FC Organizational Products (FCOP), and an investment in an unconsolidated subsidiary totaling $0.2 million.  We determined that we will receive payment from FCOP for certain rent expenses earlier than previously estimated.  While this determination improves cash flows from FCOP in the short term, the present value of our share of cash distributions to cover remaining long-term receivables was reduced and was less than the present value of the receivables previously recorded and accordingly, the Company recalculated its discount on the long-term receivables and we impaired the remaining difference.  During the fourth quarter of fiscal 2015, we became aware of financial difficulties at an unconsolidated subsidiary in which we previously invested $0.2 million.  Based on this information, we determined that the carrying value of this investment would not be recoverable and we wrote off the investment.  We previously accounted for this investment using the cost method based on our insignificant ownership and influence in the entity.

Restructuring Costs – During the fourth quarter of fiscal 2015, we realigned our regional sales offices that serve the United States and Canada.  As a result of this realignment, we closed our northeastern regional sales office located in Pennsylvania and created three geographic sales regions.  In connection with this restructuring, we incurred costs related to involuntary severance and office closure costs totaling $0.6 million.  The majority of these costs were paid prior to August 31, 2015.

Depreciation – Depreciation expense increased by $0.8 million compared with fiscal 2014 primarily due to the addition of fixed assets, which consisted primarily of computer hardware, software, and leasehold improvements during fiscal 2015 and in the previous year.  Based on previous property and equipment acquisitions and expected capital asset activity during fiscal 2016, we expect our depreciation expense will total approximately $4.3 million in fiscal 2016.

Amortization – Our consolidated amortization expense decreased $0.2 million compared with the prior year due to the amortization of previously acquired intangibles, which are amortized more heavily early in their estimated useful lives.  Based on current carrying amounts of intangible assets and remaining estimated useful lives, we anticipate amortization expense from intangible assets will total $3.3 million in fiscal 2016.

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

During fiscal 2015, we adjusted the discount and carrying value of our receivables from FCOP as described above in the section entitled “Impaired Assets.”  The corresponding adjustment to the discount on our long-term receivables from FCOP totaled $0.4 million.  We also adjusted the discount on the long-term portion of our receivables from FCOP in fiscal 2014.  For further information on that adjustment, refer to the discussion entitled “Discount on Related Party Receivable” found in the comparison of fiscal 2014 with fiscal 2013 that follows this discussion.

Income Taxes

Our effective tax rate for the fiscal year ended August 31, 2015 was approximately 36 percent compared with approximately 17 percent in fiscal 2014.

Our effective tax rate increased primarily due to the fiscal 2014 recognition of benefits from claiming foreign tax credits instead of foreign tax deductions for fiscal 2008 through fiscal 2010.  The net tax benefit of claiming these foreign tax credits totaled $4.2 million in fiscal 2014.  In fiscal 2015 we finalized the calculations of the impact of amending previously filed federal income tax returns to realize foreign tax credits previously treated as expired under the tax positions taken in the original returns.  The income tax benefit recognized from these foreign tax credits totaled $0.6 million in fiscal 2015.  At August 31, 2015 we have amended all available prior year returns to claim foreign tax credits instead of tax deductions.  Accordingly, we expect our effective income tax rate to be closer to statutory tax rates in fiscal 2016 and future years.

During fiscal 2015, we paid $2.4 million in cash for income taxes (excluding the receipt of a $1.7 million refund received from a foreign jurisdiction for an estimated income tax payment made in fiscal 2014).  We anticipate that our total cash paid for income taxes will be less than our income tax provision in fiscal 2016 and fiscal 2017 as we utilize foreign tax credit carryforwards and other deferred income tax assets.  After utilization of our foreign tax credit carryforwards, which we currently expect to be fully used by the end of fiscal 2017, we anticipate that our cash paid for income taxes will increase and approximate our annual income tax provision.

FISCAL 2014 COMPARED WITH FISCAL 2013

Sales

The following sales analysis for the fiscal year ended August 31, 2014 compared with the fiscal year ended August 31, 2013 is based on activity through our primary delivery channels as shown in the preceding comparative sales table.

U.S./Canada Direct – Increased sales at each of our regional sales offices during fiscal 2014 was partially offset by decreased government services sales.  Excluding the government services group, sales increased at our regional sales offices by $7.3 million, or 9 percent, compared with the prior year.  The increase over the prior year at our regional sales offices was primarily due to the launch of the re-created The 7 Habits Signature Program during the second half of fiscal 2014 and increased Execution practice sales.  Execution practice revenues continue to improve compared with the prior year primarily due to increased demand and new contracts for this offering.  During fiscal 2014, government services revenues decreased $5.1 million, primarily due to the timing of renewals for a large government contract throughout the year.  We anticipated a renewal of this contract during our fourth quarter of fiscal 2014; however, the renewal timeframe was slightly longer than we anticipated and we were awarded a renewal of this contract in the first week of September 2014 for services to be delivered over the next nine months.

International Direct – For the fiscal year ended August 31, 2014, increased sales at our offices in the United Kingdom, Australia, and South Korea were offset by decreased sales at our office in Japan.  The launch of the re-created The 7 Habits Signature Program, which was released in North America, Australia, and the United Kingdom during the second quarter of fiscal 2014, had a favorable effect on Australia and the United Kingdom as our office in the United Kingdom had its strongest fiscal year ever (subsequent to the sale of its product division) and increased its sales 27 percent compared with the prior year.  Our office in Australia also had good sales performance, experienced its strongest fourth quarter ever, and overcame decreased sales in prior quarters of fiscal 2014.  For the fiscal year ended August 31, 2014 Australia increased its sales by $0.1 million compared with the prior year.  During fiscal 2014 we opened a direct office in South Korea, which had sales totaling $0.5 million during the fiscal year.  We sold the direct office operations in South Korea to one of our existing international licensees in August 2014, and we will only recognize royalty revenues from South Korea in future periods.

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

International Licensees – During fiscal 2014, certain of our foreign licensees, led by our Singapore/China licensee, had increased training sales, which resulted in a 10 percent increase in international licensee revenues compared to the prior year.

National Account Practices –In fiscal 2014, sales increased in all three of our national account practices, which included a $6.2 million increase from our Education practice, a $3.7 million increase from our Sales Performance practice, and a $1.7 million increase from our Customer Loyalty practice.  We continue to see increased demand for The Leader in Me program in many school districts in the United States and in international locations, which contributed to a 27 percent increase in Education Practice revenues compared with fiscal 2013.  At August 31, 2014, over 1,900 elementary-level schools were using The Leader in Me curriculum.  The growth from our Sales Performance Practice was primarily due to the acquisition of NinetyFive 5, which occurred in the third quarter of fiscal 2013.  Our Customer Loyalty practice revenues grew on the strength of increased demand and new contracts for this offering during the fiscal year.

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

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

YEAR ENDED AUGUST 31,	2014	2013	$ Change	% Change
Selling, general, and administrative	$105,801	$101,176	$4,625	5
Impaired assets	363	-	363	n/a
Depreciation	3,383	3,008	375	12
Amortization	3,954	3,191	763	24
	$113,501	$107,375	$6,126	6

Selling, General and Administrative – The increase in SG&A expenses over the prior year was primarily due to 1) a $3.8 million increase related to the addition of new sales-related personnel, increased commissions on higher sales, marketing, and other advertising and promotional costs related to strategic sales initiatives; 2) a $2.2 million increase in Sales Performance practice expenses resulting from the acquisition of NinetyFive 5 in the third quarter of fiscal 2013; and 3) a $0.4 million increase in software contract costs and for professional services.  The impact of these increased expenses was partially offset by a $1.6 million reduction in the fair value of estimated contingent earn out payments from the acquisition of NinetyFive 5 and by decreased short-term incentive plan bonus expense as certain annual financial targets were not met at August 31, 2014.

Impaired Assets – Refer to the discussion below in the section entitled “Discount on Related Party Receivable” for further information regarding the impairment of FCOP long-term receivables in fiscal 2014.

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

Discount on Related Party Receivable

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

Income Taxes

Our effective income tax rate for the fiscal year ended August 31, 2014 was approximately 17 percent, compared with approximately 26 percent in fiscal 2013.  Our effective tax rate decreased primarily due to the benefit of foreign tax credits we claimed for fiscal 2008 through fiscal 2010.  During those years we either generated or used net operating loss carryforwards and were unable to utilize foreign tax credits and therefore took foreign tax deductions.  At August 31, 2014 we had no remaining U.S. federal net operating loss carryforwards.  Additionally, overall taxable income and foreign source income in fiscal 2014 were sufficient to utilize all of the foreign tax credits generated during the fiscal year, plus additional credits generated in prior years.  Based on these factors and our projected taxable income and foreign source income, we decided to amend our U.S. federal income tax returns from fiscal 2008 through fiscal 2010 to claim foreign tax credits instead of foreign tax deductions.  The net tax benefit recognized, resulting from the decision to claim these additional foreign tax credits, totaled $4.2 million in fiscal 2014.

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

QUARTERLY RESULTS

The following tables set forth selected unaudited quarterly consolidated financial data for the fiscal years ended August 31, 2015 and 2014.  The quarterly consolidated financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods.  Results of any one or more quarters are not necessarily indicative of continuing trends (in thousands, except for per-share amounts).

YEAR ENDED AUGUST 31, 2015 (unaudited)
	November 30	February 28	May 30	August 31
Net sales	$47,875	$46,316	$48,306	$67,444
Gross profit	31,204	30,015	30,322	46,547
Selling, general, and administrative	25,699	26,841	25,934	30,327
Impaired assets	-	-	1,082	220
Restructuring costs	-	-	-	587
Depreciation	964	1,040	980	1,158
Amortization	953	953	912	909
Income from operations	3,588	1,181	1,414	13,346
Income before income taxes	3,030	753	753	12,876
Net income	1,828	427	1,191	7,669

Net income per share:
Basic	$.11	$.03	$.07	$.47
Diluted	.11	.02	.07	.46

YEAR ENDED AUGUST 31, 2014 (unaudited)
	November 30	March 1	May 31	August 31
Net sales	$43,418	$46,506	$47,131	$68,109
Gross profit	30,031	31,411	29,884	46,940
Selling, general, and administrative	24,752	25,707	25,017	30,323
Impaired assets	-	-	-	363
Depreciation	784	816	866	917
Amortization	989	989	983	993
Income from operations	3,506	3,899	3,018	14,344
Income before income taxes	2,947	3,307	2,394	13,112
Net income	1,719	1,971	1,922	12,456

Net income per share:
Basic	$.10	$.12	$.11	$.74
Diluted	.10	.12	.11	.73

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

In the fourth quarter of fiscal 2014 we decided to amend previous years’ income tax returns to claim foreign tax credits rather than foreign tax deductions.  For further information regarding our income taxes refer to the notes to our consolidated financial statements as found in Item 8 of this report, and in the comparative discussions for our results of operations as found in this management’s discussion and analysis.

For more information on our quarterly results of operations, refer to our quarterly reports filed on Form 10-Q as filed with the SEC.  Our quarterly reports for the periods indicated are available free of charge at www.sec.gov.

LIQUIDITY AND CAPITAL RESOURCES

Summary

Our liquidity position remained strong during fiscal 2015 and we believe that our capital resources are adequate for continued growth in future periods.  At August 31, 2015 we had $16.2 million of cash and cash equivalents compared with $10.5 million at August 31, 2014 and our net working capital (current assets less current liabilities) increased to $55.8 million compared with $50.1 million at August 31, 2014.  Of our $16.2 million in cash and cash equivalents at August 31, 2015, $10.3 million was held at our foreign subsidiaries.  We routinely repatriate earnings from our foreign subsidiaries for which U.S. taxes have previously been provided and consider foreign cash a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services and content in the normal course of business, and available proceeds from our revolving line of credit, which was increased to $30.0 million in March 2015.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), working capital expansion, purchases of our common stock, and repayment of our financing obligation.  Our overall cash flows during fiscal 2015 were significantly impacted by purchases of our common stock under the terms of a Board of Director approved repurchase plan.  For further information regarding the impact on our cash flows from these purchases of our common stock, refer to the discussion entitled “cash flows from financing activities.”

On March 31, 2015, we entered into the Fourth Modification Agreement to our previously existing amended and restated secured credit agreement (the Restated Credit Agreement).  The primary purposes of the Fourth Modification Agreement are to (i) increase the maximum principal amount of the line of credit from $10.0 million to $30.0 million; (ii) extend the maturity date of the Restated Credit Agreement from March 31, 2016 to March 31, 2018; (iii) reduce the applicable interest rate from LIBOR plus 2.50 percent to LIBOR plus 1.85 percent per annum; (iv) reduce the unused commitment fee from 0.33 percent to 0.25 percent per annum; and (v) increase the cap for permitted business acquisitions from $5.0 million to $10.0 million.  The proceeds from the Restated Credit Agreement may continue to be used for general corporate purposes.  At August 31, 2015 we had no obligations payable on our revolving line of credit.

We may use our line of credit facility for general corporate purposes as well as for other transactions, unless specifically prohibited by the terms of the Restated Credit Agreement.  The Restated Credit Agreement and subsequent modifications also contain customary representations and guarantees as well as provisions for repayment and liens.  In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including (i) a funded debt to EBITDAR ratio requirement of less than 3.00 to 1.00; (ii) a fixed charge coverage ratio requirement in excess of 1.5 to 1.0; (iii) an $8.0 million limitation on capital expenditures, excluding capitalized curriculum development; and (iv) a new asset coverage ratio whereby we may not permit the outstanding balance of the line of credit to exceed 150 percent of our consolidated accounts receivable.  At August 31, 2015, we believe that we were in compliance with the terms and financial covenants applicable to the Restated Credit Agreement and its subsequent modifications.

In addition to potential obligations from our Restated Credit Facility, we have a long-term lease on our corporate campus that expires in 2025 and is accounted for as a long-term financing obligation.

The following table summarizes our cash flows from operating, investing, and financing activities for the past three years (in thousands):

YEAR ENDED AUGUST 31,	2015	2014	2013
Total cash provided by (used for):
Operating activities	$26,190	$18,124	$15,528
Investing activities	(4,874)	(17,424)	(9,583)
Financing activities	(14,903)	(2,445)	(3,834)
Effect of exchange rates on cash	(662)	(63)	(831)
Increase (decrease) in cash and cash equivalents	$5,751	$(1,808)	$1,280

Cash Flows from Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Our cash provided by operating activities increased to $26.2 million for the fiscal year ended August 31, 2015 compared with $18.1 million in fiscal 2014.  Our cash flows from operating activities were favorably impacted by the collection of $2.8 million from FCOP, a $1.7 million refund related to a large estimated income tax payment made in fiscal 2014 to a foreign jurisdiction, and a concerted effort to reduce inventory balances throughout the fiscal year.  These improvements were partially offset by increased cash used to support investments in working capital, including an increase in accounts receivable resulting primarily from strong fourth quarter fiscal 2015 sales and longer-than-anticipated collection cycles, and for the payment of accounts payable and accrued liabilities.

Our overall collections of accounts receivable continue to be hampered by slower-than-anticipated collections from governmental sales, including Education practice sales, licensees, and longer payment terms on certain services contracts.  The longer payment terms granted to certain clients were within our normal credit policy.  We anticipate that these collection trends may continue in future periods, which may have an adverse impact on our cash flows from operating activities.

Cash Flows from Investing Activities and Capital Expenditures

Our primary uses of cash for investing activities during fiscal 2015 were the purchase of property and equipment in the normal course of business, curriculum development, and a final true-up contingent earn out payment from the acquisition of CoveyLink Worldwide, LLC (CoveyLink).

Our purchases of property and equipment, which totaled $2.4 million, consisted primarily of computer hardware, leasehold improvements, and computer software.  We currently anticipate that our purchases of property and equipment will total approximately $7.0 million in fiscal 2016.  However, we are currently in the process of replacing our existing enterprise resource planning software, which may result in increased capital spending compared with current expectations.

For the fiscal year ended August 31, 2015, we spent $2.2 million on various curriculums, including significant revisions to our Speed of Trust offering.  For fiscal 2016, we anticipate that our expenditures for capitalized curriculum will be approximately $4.2 million.

During fiscal 2015, we completed a review of contingent earn out payments related to the fiscal 2009 acquisition of CoveyLink and determined that we owed the former owners of CoveyLink an additional $0.3 million for performance during the earn out measurement period.  We do not anticipate any further payments related to the acquisition of CoveyLink.  One of the former owners of CoveyLink is a brother of one of our named executive officers.

We also have a contingent payment liability to the former owners of NinetyFive 5, LLC that is required to be recorded at fair value.  At August 31, 2015 the fair value of this liability was $2.6 million, which is recorded as a component of other long-term liabilities in our consolidated balance sheet.  Currently it is uncertain as to whether, or when, the various targets under the arrangement will be met; therefore, this liability will continue to be re-measured to fair value at the end of each reporting period.  The earn out measurement period for this acquisition ends on August 31, 2017.

Cash Flows from Financing Activities

During fiscal 2015 we used $14.9 million of net cash for financing activities.  Our uses of cash for financing activities primarily consisted of $14.4 million used to repurchase shares of our common stock (including $0.4 million for shares withheld as minimum statutory taxes on share-based compensation awards), and $1.3 million used for principal payments on our long-term financing obligation (headquarters campus lease).  Partially offsetting these uses of cash was $0.7 million of cash received from participants in our employee stock purchase plan.

On January 23, 2015 our Board of Directors approved a new plan to repurchase up to $10.0 million of our common stock.  During the third quarter of fiscal 2015 the Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Through August 31, 2015, we have purchased 759,914 shares of our common stock for $14.1 million. We anticipate that additional purchases of our common stock under this plan will increase the amount of cash used for financing activities in future periods.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligation, and meet other working capital requirements during fiscal 2016 from current cash balances and future cash flows from operating activities.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available revolving line of credit and other financing alternatives, if necessary, for these expenditures.  Our Restated Credit Agreement expires in March 2018 and we expect to renew the Restated Credit Agreement on a regular basis to maintain the long-term borrowing capacity of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

We believe that our existing cash and cash equivalents, cash generated by operating activities, and availability of external funds as described above, will be sufficient for us to maintain our operations in the foreseeable future.  However, our ability to maintain adequate capital for our operations in the future is dependent upon a number of factors, including sales trends, macroeconomic activity, our ability to contain costs, levels of capital expenditures, collection of accounts receivable, and other factors.  Some of the factors that influence our operations are not within our control, such as general economic conditions and the introduction of new offerings or technology by our competitors.  We will continue to monitor our liquidity position and may pursue additional financing alternatives, as described above, to maintain sufficient resources for future growth and capital requirements.  However, there can be no assurance such financing alternatives will be available to us on acceptable terms, or at all.

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.

Required contractual payments primarily consist of lease payments resulting from the sale of our corporate campus (financing obligation); minimum operating lease payments primarily for domestic regional and foreign sales office space; short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; and payments to HP Enterprise Services (HP) for outsourcing services related to information systems, warehousing, and distribution services.  Our expected payments on these obligations over the next five fiscal years and thereafter are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Required lease payments on corporate campus	$3,440	$3,509	$3,579	$3,651	$3,724	$18,956	$36,859
Purchase obligations	3,046	-	-	-	-	-	3,046
Minimum operating lease payments(1)	1,590	581	240	218	167	199	2,995
Minimum required payments to HP for outsourcing services(2)	1,383	-	-	-	-	-	1,383
Total expected contractual obligation payments(3)	$9,459	$4,090	$3,819	$3,869	$3,891	$19,155	$44,283

(1)	The operating agreement with FCOP provides for reimbursement of a portion of the warehouse leasing costs, the impact of which would reduce the lease obligations disclosed in the table above.

(2)
Our obligation for outsourcing services contains an annual escalation based upon changes in the Employment Cost Index, the impact of which was not estimated in the above table.  The outsourcing services contract expires in June 2016.

(3)
We owe the former owners of NinetyFive 5 potential contingent earn out payments based on financial performance under the terms of the fiscal 2013 NinetyFive 5 acquisition agreement.  The maximum amount of the earn out payments is $8.5 million, but the actual amounts paid may differ based on the achievement of performance objectives.  At August 31, 2015, we are unable to reasonably estimate the timing of and the amounts of the actual payments, but we have recorded a $2.6 million liability for the fair value of these estimated contingent payments.  The earn out agreement from this acquisition expires on August 31, 2017.

Our contractual obligations presented above exclude unrecognized tax benefits of $3.1 million for which we cannot make a reasonably reliable estimate of the amount and period of payment.  For further information regarding our unrecognized tax benefits, refer to the notes to our consolidated financial statements as presented in Part II, Item 8 of this report on Form 10-K.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting policies that we used to prepare our consolidated financial statements are outlined primarily in Note 1 to the consolidated financial statements, which are presented in Part II, Item 8 of this Annual Report on Form 10-K.  Some of those accounting policies require us to make assumptions and use judgments that may affect the amounts reported in our consolidated financial statements.  Management regularly evaluates its estimates and assumptions and bases those estimates and assumptions on historical experience, factors that are believed to be reasonable under the circumstances, and requirements under accounting principles generally accepted in the United States of America.  Actual results may differ from these estimates under different assumptions or conditions, including changes in economic and political conditions and other circumstances that are not in our control, but which may have an impact on these estimates and our actual financial results.

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

Share-Based Compensation

Our shareholders have approved performance-based long-term incentive plans (LTIP) that provide for grants of share-based performance awards to certain managerial personnel and executive management as directed by the Organization and Compensation Committee of the Board of Directors.  The number of common shares that are vested and issued to LTIP participants is variable and is based upon the achievement of specified financial performance objectives during defined performance periods.  Due to the variable number of common shares that may be issued under the LTIP, we reevaluate our LTIP grants on a quarterly basis and adjust the expected vesting dates and number of shares expected to be awarded based upon actual and estimated financial results of the Company compared with the performance goals set for the award.  Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the adjustment date based upon the estimated probable number of common shares to be awarded.

The analysis of our LTIP awards contains uncertainties because we are required to make assumptions and judgments about the timing and eventual number of shares that will vest in each LTIP grant.  The assumptions and judgments that are essential to the analysis include forecasted sales and operating income levels during the LTIP service periods.  The evaluation of LTIP performance awards and the corresponding use of estimated amounts may produce additional volatility in our consolidated financial statements as we record cumulative adjustments to the estimated number of common shares to be awarded under the LTIP grants as described above.

We have also previously granted share-based compensation awards that have share-price, or market-based, vesting conditions.  Accordingly, we used “Monte Carlo” simulation models to determine the fair value and expected service period of these awards.  The Monte Carlo pricing models required the input of subjective assumptions, including items such as the expected term of the options.  If factors change, and we use different assumptions for estimating share-based compensation expense related to future awards, our share-based compensation expense may differ materially from that recorded in previous periods.

Accounts Receivable Valuation

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Our allowance for doubtful accounts calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding the collectability of customer accounts, which may be influenced by a number of factors that are not within our control, such as the financial health of each customer.  We regularly review the collectability assumptions of our allowance for doubtful accounts calculation and compare them against historical collections.  Adjustments to the assumptions may either increase or decrease our total allowance for doubtful accounts.  For example, a 10 percent increase to our allowance for doubtful accounts at August 31, 2015 would decrease our reported income from operations by approximately $0.1 million.

For further information regarding the calculation of our allowance for doubtful accounts, refer to the notes to our financial statements as presented in Item 8 of this report on Form 10-K.

Related Party Receivable

At August 31, 2015, we had receivables from FCOP, an entity in which we own 19.5 percent, for reimbursement of certain operating costs and for working capital and other advances, even though we are not obligated to provide advances to, or fund the losses of FCOP.  We make use of estimates to account for these receivables, including estimates of the collectability of amounts receivable from FCOP in future periods and, based upon the timing of estimated collections, we were required to classify a portion of the receivable to long-term.  In accordance with applicable accounting guidance, we are required to discount the long-term portion of the receivable to its net present value using an estimated effective borrowing rate for FCOP.

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

Our assessments regarding the collectability of the FCOP receivable require us to make assumptions and judgments regarding the financial health of FCOP and are dependent on projected financial information for FCOP in future periods.  Such financial information contains inherent uncertainties, and is subject to factors that are not within our control.  Failure to receive projected cash flows from FCOP in future periods may result in adverse consequences to our liquidity, financial position, and results of operations.  For instance, changes in expected cash flows during fiscal 2015 and fiscal 2014 resulted in impaired asset charges and increased discount expense during those periods.

For further information regarding our investment in FCOP, refer to the notes to our financial statements as presented in Item 8 of this report on Form 10-K.

Inventory Valuation

Our inventories are primarily comprised of training materials and related accessories.  Inventories are reduced to their fair market value through the use of inventory valuation reserves, which are recorded during the normal course of business.  Our inventory valuation calculations contain uncertainties because the calculations require us to make assumptions and judgments regarding a number of factors, including future inventory demand requirements and pricing strategies.  During the evaluation process we consider historical sales patterns and current sales trends, but these may not be indicative of future inventory losses.  While we have not made material changes to our inventory valuation methodology during the past three years, our inventory requirements may change based on projected customer demand, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.  If our estimates regarding consumer demand and other factors are inaccurate, we may be exposed to losses that may have an adverse impact upon our financial position and results of operations.  For example, a 10 percent increase to our inventory valuation reserves at August 31, 2015 would decrease our reported income from operations by $0.1 million.

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

Our impairment evaluation calculations for goodwill and the Covey trade name contain uncertainties because they require us to make assumptions and apply judgment in order to qualitatively assess the fair value of these assets, and may require estimated future cash flows, an estimated appropriate royalty rate, and an estimated discount rate that reflects the inherent risk of future cash flows when these assets are evaluated on a quantitative basis.  If forecasts and assumptions used to support the carrying value of our indefinite-lived intangible asset change in future periods, significant impairment charges could result that would have an adverse effect upon our results of operations and financial condition.  The valuation methodologies for both indefinite-lived intangible assets and goodwill are also dependent upon the share price of our common stock and our corresponding market capitalization, which may differ from estimated royalties used in our impairment testing.  Based upon the fiscal 2015 evaluation of the Covey trade name and goodwill, our trade-name related revenues, licensee royalties, consolidated sales, and market capitalization would have to suffer significant reductions before we would be required to impair these long-lived assets.

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

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board and is designed to create a single, principles-based process by which all businesses must calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and may be applied using the “full retrospective” or “modified retrospective” approach.  During August 2015, the FASB deferred the implementation of ASU No. 2014-09 by one year and the provisions of this standard are now effective for fiscal years beginning after December 15, 2017 and for interim periods therein.  As of August 31, 2015, we have not yet determined the method of adoption nor the impact that ASU No. 2014-09 will have on our reported revenue or results of operations.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by us in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding our expectations about future sales growth, expected introduction of new or refreshed offerings, future training and consulting sales activity, renewal of existing contracts, the release and success of new publications, anticipated expenses, the adequacy of existing capital resources, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, future compliance with the terms and conditions of our Restated Credit Agreement, the ability to borrow on, and renew, our Restated Credit Agreement, expectations regarding income tax expenses as well as tax assets and credits and the amount of cash expected to be paid for income taxes, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this annual report on Form 10-K for the fiscal year ended August 31, 2015, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; foreign currency exchange rates; competition; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; adverse effects on certain licensee’s performance due to civil unrest in some of the countries where our licensees operate; and other factors which may adversely affect our business.

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

However, we did not utilize any foreign currency forward or related derivative contracts during fiscal 2015, fiscal 2014, or fiscal 2013.

Interest Rate Sensitivity

At August 31, 2015, we did not have any amounts drawn on our revolving line of credit.  Accordingly, our long-term obligations consisted primarily of a long-term lease agreement (financing obligation) associated with the sale of our corporate headquarters facility, deferred income taxes, and the fair value of expected earn out payments from the acquisition of NinetyFive 5.  Our overall interest rate sensitivity is therefore primarily influenced by any amounts borrowed on our revolving line of credit facility and the prevailing interest rate on this instrument, which may create additional expense if interest rates increase in future periods.  The effective interest rate on the line of credit facility was 2.0 percent at August 31, 2015.  Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent.

During the fiscal years ended August 31, 2015, 2014, and 2013, we were not party to any interest rate swap agreements or similar derivative instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Franklin Covey Co.

We have audited Franklin Covey Co.’s internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Franklin Covey Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Franklin Covey Co. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Franklin Covey Co. as of August 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2015 and our report dated November 12, 2015 expressed an unmodified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
November 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Franklin Covey Co.

We have audited the accompanying consolidated balance sheets of Franklin Covey Co. as of August 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Covey Co. at August 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Franklin Covey Co.’s internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 12, 2015 expressed an unmodified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
November 12, 2015

FRANKLIN COVEY CO.
CONSOLIDATED BALANCE SHEETS

AUGUST 31,	2015	2014
In thousands, except per-share data

ASSETS
Current assets:
Cash and cash equivalents	$16,234	$10,483
Accounts receivable, less allowance for doubtful accounts of $1,333 and $918	65,182	61,490
Receivable from related party	2,425	1,851
Inventories	3,949	6,367
Income taxes receivable	-	2,432
Deferred income tax assets	2,479	4,340
Prepaid expenses	2,570	3,347
Other assets	2,586	2,706
Total current assets	95,425	93,016

Property and equipment, net	15,499	17,271
Intangible assets, net	53,449	57,177
Goodwill	19,903	19,641
Long-term receivable from related party	1,562	3,296
Other long-term assets	14,807	14,785
	$200,645	$205,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$1,473	$1,298
Accounts payable	8,306	12,001
Income taxes payable	221	-
Accrued liabilities	29,634	29,586
Total current liabilities	39,634	42,885

Financing obligation, less current portion	24,605	26,078
Other liabilities	3,802	3,934
Deferred income tax liabilities	7,098	5,575
Total liabilities	75,139	78,472

Commitments and contingencies (Notes 7 and 8)

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	208,635	207,148
Retained earnings	69,612	58,496
Accumulated other comprehensive income	192	1,451
Treasury stock at cost, 10,909 shares and 10,266 shares	(154,286)	(141,734)
Total shareholders’ equity	125,506	126,714
	$200,645	$205,186

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEAR ENDED AUGUST 31,	2015	2014	2013
In thousands, except per-share amounts
Net sales:
Training and consulting services	$198,695	$193,720	$178,656
Products	6,885	7,518	8,114
Leasing	4,361	3,927	4,154
	209,941	205,165	190,924
Cost of sales:
Training and consulting services	66,370	61,474	56,864
Products	3,306	3,502	3,122
Leasing	2,176	1,923	1,949
	71,852	66,899	61,935
Gross profit	138,089	138,266	128,989

Selling, general, and administrative	108,802	105,801	101,176
Impaired assets	1,302	363	-
Restructuring costs	587	-	-
Depreciation	4,142	3,383	3,008
Amortization	3,727	3,954	3,191
Income from operations	19,529	24,765	21,614

Interest income	383	427	614
Interest expense	(2,137)	(2,237)	(2,332)
Discount on related-party receivables	(363)	(1,196)	(519)
Other income, net	-	-	21
Income before income taxes	17,412	21,759	19,398
Provision for income taxes	(6,296)	(3,692)	(5,079)
Net income	$11,116	$18,067	$14,319

Net income per share:
Basic	$0.66	$1.08	$0.83
Diluted	0.66	1.07	0.80

Weighted average number of common shares:
Basic	16,742	16,720	17,348
Diluted	16,923	16,947	17,971

COMPREHENSIVE INCOME:
Net income	$11,116	$18,067	$14,319
Foreign currency translation adjustments	(1,259)	(235)	(1,724)
Comprehensive income	$9,857	$17,832	$12,595

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED AUGUST 31,	2015	2014	2013
In thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,116	$18,067	$14,319
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	7,875	7,326	6,131
Amortization of capitalized curriculum costs	4,093	2,824	1,891
Deferred income taxes	3,665	(679)	(1,739)
Share-based compensation expense	2,536	3,534	3,589
Impairment of assets	1,302	363	-
Excess income tax benefits from share-based compensation	(137)	(2,477)	(903)
Increase (decrease) of estimated acquisition earn out liability	35	(1,579)	-
Gain on disposals of assets	-	-	(17)
Changes in assets and liabilities, net of effect of acquired business:
Increase in accounts receivable, net	(4,355)	(9,548)	(15,171)
Decrease (increase) in inventories	2,239	(2,136)	(358)
Decrease (increase) in receivable from related party	620	2,248	(692)
Increase in prepaid expenses and other assets	(2,010)	(1,543)	(122)
Increase (decrease) in accounts payable and accrued liabilities	(3,252)	3,646	6,173
Increase (decrease) in income taxes payable/receivable	2,548	(1,347)	1,504
Increase (decrease) in other long-term liabilities	(85)	(575)	923
Net cash provided by operating activities	26,190	18,124	15,528

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,446)	(3,470)	(2,174)
Capitalized curriculum development and other intangible assets	(2,166)	(7,787)	(3,224)
Acquisition of business, net of cash acquired	(262)	(6,167)	(4,185)
Net cash used for investing activities	(4,874)	(17,424)	(9,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	-	35,331	-
Payments on line of credit borrowings	-	(35,331)	-
Payments on notes payable financing	-	-	(2,708)
Principal payments on long-term debt and financing obligation	(1,302)	(1,155)	(1,022)
Purchases of common stock for treasury	(14,427)	(4,381)	(1,309)
Income tax benefits recorded in paid-in capital	137	2,477	903
Proceeds from sales of common stock held in treasury	689	614	495
Exercise of common stock warrants	-	-	(55)
Management stock loan activity	-	-	(138)
Net cash used for financing activities	(14,903)	(2,445)	(3,834)
Effect of foreign currency exchange rates on cash and cash equivalents	(662)	(63)	(831)
Net increase (decrease) in cash and cash equivalents	5,751	(1,808)	1,280
Cash and cash equivalents at beginning of the year	10,483	12,291	11,011
Cash and cash equivalents at end of the year	$16,234	$10,483	$12,291

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,383	$6,323	$3,996
Cash paid for interest	2,130	2,237	2,322

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$134	$104	$101
Acquisition of business financed by accrued liabilities	-	-	2,250

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other
	Common	Common	Additional	Common	Retained	Comprehensive	Treasury	Treasury
	Stock Shares	Stock Amount	Paid-In Capital	Stock Warrants	Earnings	Income	Stock Shares	Stock Amount
In thousands
Balance at August 31, 2012	27,056	$1,353	$182,534	$5,260	$26,110	$3,410	(9,365)	$(128,112)
Issuance of common stock from
treasury			(3,341)				279	3,836
Purchase of treasury shares							(113)	(1,309)
Unvested share award			(421)				31	421
Share-based compensation			3,457
Management stock loan
activity			45,379				(3,302)	(45,514)
Warrant activity			(18,273)	(5,260)			1,708	23,478
Cumulative translation
adjustments						(1,724)
Tax benefits recorded in
paid-in capital			903
Other			(11)				3	11
Net income					14,319

Balance at August 31, 2013	27,056	1,353	210,227	-	40,429	1,686	(10,759)	(147,189)
Issuance of common stock from
treasury			(9,010)				698	9,624
Purchase of treasury shares							(222)	(4,381)
Unvested share award			(202)				15	202
Share-based compensation			3,666
Cumulative translation
adjustments						(235)
Tax benefits recorded in
paid-in capital			2,477
Other			(10)				2	10
Net income					18,067

Balance at August 31, 2014	27,056	1,353	207,148	-	58,496	1,451	(10,266)	(141,734)
Issuance of common stock from
treasury			(847)				111	1,536
Purchase of treasury shares							(778)	(14,427)
Unvested share award			(336)				24	336
Share-based compensation			2,536
Cumulative translation
adjustments						(1,259)
Tax benefits recorded in
paid-in capital			137
Other			(3)					3
Net income					11,116

Balance at August 31, 2015	27,056	$1,353	$208,635	$-	$69,612	$192	(10,909)	$(154,286)

See accompanying notes to consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Some of our cash is deposited with financial institutions located throughout the United States of America and at banks in foreign countries where we operate subsidiary offices, and at times may exceed insured limits.  We consider all highly liquid debt instruments with a maturity date of three months or less to be cash equivalents.  We did not hold a significant amount of investments that would be considered cash equivalent instruments at August 31, 2015 or 2014.

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

AUGUST 31,	2015	2014
Finished goods	$3,914	$6,295
Raw materials	35	72
	$3,949	$6,367

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

Description	Useful Lives
Buildings	20 years
Machinery and equipment	5–7 years
Computer hardware and software	3–5 years
Furniture, fixtures, and leasehold improvements	5–7 years

Leasehold improvements are amortized over the lesser of the useful economic life of the asset or the contracted lease period.  We expense costs for repairs and maintenance as incurred.  Gains and losses resulting from the sale of property and equipment are recorded in current operations.

Impairment of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  We use an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable.  If the carrying values of the assets exceed the anticipated future cash flows of the assets, we recognize an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets.  The evaluation of long-lived assets requires us to use estimates of future cash flows.  If forecasts and assumptions used to support the realizability of our long-lived tangible and definite-lived intangible assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.  For more information regarding impaired our asset charges in fiscal 2015 and fiscal 2014, refer to Note 12.

Indefinite-Lived Intangible Assets and Goodwill

Intangible assets that are deemed to have an indefinite life and acquired goodwill are not amortized, but rather are tested for impairment on an annual basis or more often if events or circumstances indicate that a potential impairment exists.  The Covey trade name intangible asset (Note 4) has been deemed to have an indefinite life.  This intangible asset is tested for impairment using qualitative factors or the present value of estimated royalties on trade name related revenues, which consist primarily of training seminars and work sessions, international licensee sales, and related products.  Based on the fiscal 2015 evaluation of the Covey trade name, we believe the fair value of the Covey trade name substantially exceeds its carrying value.  No impairment charges were recorded against the Covey trade name during the fiscal years ended August 31, 2015, 2014, or 2013.

Based on our fiscal 2015 goodwill evaluation, we believe the fair value of the reporting unit, which was defined as the consolidated Company, substantially exceeded the carrying value of our net assets.  No impairment charges to goodwill were recorded during the fiscal years ended August 31, 2015, 2014, or 2013.

Capitalized Curriculum Development Costs

During the normal course of business, we develop training courses and related materials that we sell to our clients.  Capitalized curriculum development costs include certain expenditures to develop course materials such as video segments, course manuals, and other related materials.  During fiscal 2015, we made significant revisions to our Speed of Trust offering and various other curriculums and programs.  In fiscal 2014, the majority of our capital spending on curriculum was for our re-created The 7 Habits of Highly Effective People – Signature Edition, which is our best-selling offering throughout the world.  Generally, curriculum costs are capitalized when there is a major revision to an existing course that requires a significant re-write of the course materials or curriculum.  Costs incurred to maintain existing offerings are expensed when incurred.  In addition, development costs incurred in the research and development of new curriculum and software products to be sold, leased, or otherwise marketed are expensed as incurred until economic feasibility has been established.

Capitalized development costs are amortized over three- to five-year useful lives, which are based on numerous factors, including expected cycles of major changes to our content.  Capitalized curriculum development costs are reported as a component of other long-term assets in our consolidated balance sheets and totaled $10.5 million and $12.4 million at August 31, 2015 and 2014.  Amortization of capitalized curriculum development costs is reported as a component of cost of sales.

Accrued Liabilities

Significant components of our accrued liabilities were as follows (in thousands):

AUGUST 31,	2015	2014
Unearned revenue	$12,752	$10,350
Accrued compensation	8,622	10,336
Intellectual property royalties	1,323	1,468
Other accrued liabilities	6,937	7,432
	$29,634	$29,586

Foreign Currency Translation and Transactions

The functional currencies of our foreign operations are the reported local currencies.  Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars.  The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated using average exchange rates for each month during the fiscal year.  The resulting translation differences are recorded as a component of accumulated other comprehensive income in shareholders’ equity.  Foreign currency transaction gains and losses totaled a loss of $1.1 million, a loss of $0.1 million, and a gain of $0.2 million for the fiscal years ended August 31, 2015, 2014, and 2013, respectively, and are included as a component of selling, general, and administrative expenses in our consolidated income statements.

Derivative Instruments

During the normal course of business, we are exposed to risks associated with foreign currency exchange rate and interest rate fluctuations.  Foreign currency exchange rate exposures result from the Company’s operating results, assets, and liabilities that are denominated in currencies other than the United States dollar.  In order to limit our exposure to these elements, we may make limited use of derivative instruments.  Each derivative instrument is recorded on the balance sheet at its fair value.  Changes in the fair value of derivative instruments that qualify for hedge accounting are recorded in accumulated other comprehensive income, which is a component of shareholders’ equity.  Changes in the fair value of derivative instruments that are not designated as hedge instruments are immediately recognized as a component of selling, general, and administrative expense in our consolidated income statements.  We did not enter into any derivative contracts during the fiscal years ended August 31, 2015, 2014, or 2013.

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

Our international strategy includes the use of licensees in countries where we do not have a wholly-owned direct office.  Licensee companies are unrelated entities that have been granted a license to translate our content and curriculum, adapt the content and curriculum to the local culture, and sell our content in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of their sales to clients.  We recognize royalty income each period based upon the sales information reported to us from our licensees.  Licensee royalty revenues are included as a component of training sales and totaled $13.7 million, $13.8 million, and $12.9 million for the fiscal years ended August 31, 2015, 2014, and 2013.

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

Advertising Costs

Costs for newspaper, television, radio, and other advertising are expensed as incurred.  Advertising costs included in selling, general, and administrative expenses totaled $7.4 million, $7.5 million, and $7.0 million for the fiscal years ended August 31, 2015, 2014, and 2013.

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

Accounting Pronouncements Issued Not Yet Adopted

On May 28, 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board and is designed to create a single, principles-based process by which all businesses must calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and may be applied using the “full retrospective” or “modified retrospective” approach.  During August 2015, the FASB deferred the implementation of ASU No. 2014-09 by one year and the provisions of this standard are now effective for fiscal years beginning after December 15, 2017 and for interim periods therein.  As of August 31, 2015, we have not yet determined the method of adoption nor the impact that ASU No. 2014-09 will have on our reported revenue or results of operations.

2.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in the existing accounts receivable balance, and we review the adequacy of the allowance for doubtful accounts on a regular basis.  We determine the allowance for doubtful accounts using historical write-off experience based on the age of the receivable balances and current economic conditions in general.  Receivable balances past due over 90 days, which exceed a specified dollar amount, are reviewed individually for collectibility.  As we increase sales to governmental organizations, including school districts, and offer longer payment terms on certain contracts (which are still within our normal payment terms), our collection cycle may increase in future periods.  If the risk of non-collection increases for such receivable balances, there may be additional charges to expense to increase the allowance for doubtful accounts.

We classify receivable amounts as current or long-term based on expected payment and record long-term accounts receivable at their net present value.  During the fourth quarter of fiscal 2015, we became aware of financial difficulties at a contracting partner from whom we receive payment for services rendered on a large federal government contract.  Subsequent to year end we received a $1.8 million payment from this entity and entered into discussions to convert the remaining receivable, which totaled $2.8 million, into a note receivable.  Based on expected payment terms as of August 31, 2015, we reclassified this amount to other assets and other long-term assets on the consolidated balance sheet based on expected principal payments.  The note receivable is expected to be due over a three-year period and bear interest at 5.0 percent per year.  While we believe the amounts due are collectible within these revised terms, the failure of the contracting partner to pay us for these receivables may have an adverse impact on our cash flows, financial position, and liquidity.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We do not have any off-balance sheet credit exposure related to our customers nor do we generally require collateral or other security agreements from our customers.

Activity in our allowance for doubtful accounts was comprised of the following for the periods indicated (in thousands):

YEAR ENDED
AUGUST 31,	2015	2014	2013
Beginning balance	$918	$982	$851
Charged to costs and expenses	699	141	190
Deductions	(284)	(205)	(59)
Ending balance	$1,333	$918	$982

Deductions on the foregoing table represent the write-off of amounts deemed uncollectible during the fiscal year presented.  Recoveries of amounts previously written off were insignificant for the periods presented.

3.	PROPERTY AND EQUIPMENT

Our property and equipment were comprised of the following (in thousands):

AUGUST 31,	2015	2014
Land and improvements	$1,312	$1,312
Buildings	31,556	31,556
Machinery and equipment	2,273	2,243
Computer hardware and software	18,327	17,685
Furniture, fixtures, and leasehold
improvements	10,367	12,538
	63,835	65,334
Less accumulated depreciation	(48,336)	(48,063)
	$15,499	$17,271

4.	INTANGIBLE ASSETS AND GOODWILL

Our intangible assets were comprised of the following (in thousands):

	Gross Carrying	Accumulated	Net Carrying
AUGUST 31, 2015	Amount	Amortization	Amount
Definite-lived intangible assets:
License rights	$27,000	$(15,852)	$11,148
Acquired curriculum	58,549	(40,587)	17,962
Customer lists	16,827	(16,303)	524
Internally developed software	2,049	(1,708)	341
Trade names	1,250	(776)	474
	105,675	(75,226)	30,449
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$128,675	$(75,226)	$53,449

AUGUST 31, 2014
Definite-lived intangible assets:
License rights	$27,000	$(14,915)	$12,085
Acquired curriculum	58,555	(39,009)	19,546
Customer lists	16,827	(15,953)	874
Internally developed software	2,049	(1,025)	1,024
Trade names	1,250	(602)	648
	105,681	(71,504)	34,177
Indefinite-lived intangible asset:
Covey trade name	23,000	-	23,000
	$128,681	$(71,504)	$57,177

Our intangible assets are amortized over the estimated useful life of the asset.  The range of remaining estimated useful lives and weighted-average amortization period over which we are amortizing the major categories of definite-lived intangible assets at August 31, 2015 were as follows:

Category of Intangible Asset	Range of Remaining Estimated Useful Lives	Weighted Average Original Amortization Period

License rights	11 years	30 years
Curriculum	4 to 11 years	26 years
Customer lists	2 to 4 years	14 years
Internally developed software	1 year	3 years
Trade names	2 to 4 years	5 years

Our aggregate amortization expense from definite-lived intangible assets totaled $3.7 million, $4.0 million, and $3.2 million for fiscal years 2015, 2014, and 2013.  Amortization expense from our intangible assets over the next five years is expected to be as follows (in thousands):

YEAR ENDING
AUGUST 31,
2016	$3,263
2017	2,883
2018	2,729
2019	2,489
2020	2,450

Our goodwill balance at August 31, 2015 was generated from the fiscal 2009 acquisition of CoveyLink Worldwide, LLC (CoveyLink), the fiscal 2013 acquisition of Ninety Five 5, LLC (Ninety Five 5), and the fiscal 2014 acquisition of Red Tree, Inc.  The previous owners of CoveyLink, which includes a brother of one of our executive officers, were entitled to earn annual contingent payments based upon earnings growth over the subsequent five years.  These contingent payments were classified as goodwill on our consolidated balance sheets when paid according to previously existing business combination guidance.  During fiscal 2015 we made a $0.3 million final payment based on the results of a reassessment of the terms and conditions of the CoveyLink acquisition.  Our consolidated goodwill changed as follows during fiscal 2015 and 2014 (in thousands):

Balance at August 31, 2013	$16,135
Contingent earn out payment on
CoveyLink acquisition	3,456
Acquisition of Red Tree, Inc.	50
Accumulated impairments	-
Balance at August 31, 2014	19,641
Contingent earn out payment on
CoveyLink acquisition	262
Accumulated impairments	-
Balance at August 31, 2015	$19,903

The goodwill generated by the Red Tree and Ninety Five 5 acquisitions are primarily attributable to the organization, methodologies, and curriculums that complement our existing practices and content.  All of the goodwill generated from the acquisition of Red Tree and Ninety Five 5 is expected to be deductible for income tax purposes.

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

On March 31, 2015, we entered into the Fourth Modification Agreement to the Restated Credit Agreement.  The primary purposes of the Fourth Modification Agreement are to (i) increase the maximum available credit on the Revolving Line of Credit; (ii) extend the maturity date of the Restated Credit Agreement; (iii) reduce the applicable interest rate on borrowings; (iv) reduce the unused commitment fee; and (v) increase the cap for permitted business acquisitions from $5.0 million to $10.0 million.  The Revolving Line of Credit may be used for general business purposes.  The key terms and conditions of the Revolving Line of Credit of the Fourth Modification Agreement are as follows:

•	Available Credit – The maximum borrowing amount was increased from $10.0 million to $30.0 million.

•	Maturity Date – The maturity date of the Revolving Line of Credit is now March 31, 2018.

•
Interest Rate – The effective interest rate was reduced from LIBOR plus 2.50 percent to LIBOR plus 1.85 percent per annum.  The unused credit fee on the facility was reduced from 0.33 percent to 0.25 percent per annum.

•
Financial Covenants – The Revolving Line of Credit requires us to be in compliance with specified financial covenants, including (a) a funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization, and rental expense) ratio of less than 3.00 to 1.00; (b) a fixed charge coverage ratio greater than 1.5 to 1.0; (c) an annual limit on capital expenditures (not including capitalized curriculum development) of $8.0 million; and (d) outstanding borrowings on the Revolving Line of Credit may not exceed 150 percent of consolidated accounts receivable.

In the event of noncompliance with these financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of any amounts outstanding on the Restated Credit Agreement.  At August 31, 2015, we believe that we were in compliance with the terms and covenants applicable to the Fourth Modification Agreement.  The effective interest rate on our Revolving Line of Credit was 2.0 percent at August 31, 2015 and 2.7 percent August 31, 2014.

In connection with the Restated Credit Agreement, we entered into a promissory note, a security agreement, repayment guaranty agreements, and a pledge and security agreement.  These agreements pledge substantially all of our assets located in the United States to the lender as collateral for borrowings under the Restated Credit Agreement and subsequent amendments.  We had no outstanding borrowings on the Revolving Line of Credit at August 31, 2015 or August 31, 2014.

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

The financing obligation on our corporate campus was comprised of the following (in thousands):

AUGUST 31,	2015	2014
Financing obligation payable in
monthly installments of $286 at
August 31, 2015, including
principal and interest, with two
percent annual increases
(imputed interest at 7.7%),
through June 2025	$26,078	$27,376
Less current portion	(1,473)	(1,298)
Total financing obligation,
less current portion	$24,605	$26,078

Future principal maturities of our financing obligation were as follows at August 31, 2015 (in thousands):

YEAR ENDING
AUGUST 31,
2016	$1,473
2017	1,662
2018	1,868
2019	2,092
2020	2,335
Thereafter	16,648
$26,078

Our remaining future minimum payments under the financing obligation in the initial 20-year lease term are as follows (in thousands):

YEAR ENDING
AUGUST 31,
2016	$3,440
2017	3,509
2018	3,579
2019	3,651
2020	3,724
Thereafter	18,956
Total future minimum financing
obligation payments	36,859
Less interest	(12,093)
Present value of future minimum
financing obligation payments	$24,766

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

Lease Expense

In the normal course of business, we lease office space and warehouse and distribution facilities under non-cancelable operating lease agreements.  We rent office space, primarily for international and domestic regional sales administration offices, in commercial office complexes that are conducive to sales and administrative operations.  We also rent warehousing and distribution facilities that are designed to provide secure storage and efficient distribution of our training products, books, and accessories.  These operating lease agreements often contain renewal options that may be exercised at our discretion after the completion of the base rental term.  In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.  At August 31, 2015, we had operating leases with remaining terms ranging from less than one year to approximately six years.  Following the sale of our consumer solutions business unit assets, FC Organizational Products, LLC (FCOP) is contractually obligated to pay to us a portion of the minimum rental payments on certain warehouse and distribution facilities that they are using, although we are still responsible for the gross required minimum lease payments.  The following table summarizes our future minimum lease payments under operating lease agreements and the lease amounts receivable from FCOP at August 31, 2015 (in thousands):

	Required	Receivable	Net Required
	Minimum	from FC	Minimum
YEAR ENDING	Lease	Organizational	Lease
AUGUST 31,	Payments	Products	Payments
2016	$1,590	$(535)	$1,055
2017	581	-	581
2018	240	-	240
2019	218	-	218
2020	167	-	167
Thereafter	199	-	199
	$2,995	$(535)	$2,460

We recognize lease expense on a straight-line basis over the life of the lease agreement.  Contingent rent expense is recognized as it is incurred and was insignificant for the periods presented.  Total rent expense recorded in selling, general, and administrative expense from operating lease agreements was $2.3 million during fiscal 2015 and $2.2 million for each of the fiscal years ended August 31, 2014 and 2013.

Lease Income

We have subleased the majority of our corporate headquarters campus located in Salt Lake City, Utah to multiple, unrelated tenants as well as to FCOP.  We recognize sublease income on a straight-line basis over the life of the sublease agreement.  The cost basis of the office space available for lease was $36.2 million, which had a carrying value of $10.3 million at August 31, 2015.  The following future minimum lease payments due to us from our sublease agreements at August 31, 2015 include lease income of approximately $1.3 million per year from FCOP.  The majority of lease income due to us after fiscal 2019 is from FCOP (in thousands):

YEAR ENDING
AUGUST 31,
2016	$4,167
2017	3,361
2018	3,396
2019	3,097
2020	3,175
Thereafter	4,551
$21,747

Sublease revenue totaled $4.4 million, $3.9 million, and $4.2 million during the fiscal years ended August 31, 2015, 2014, and 2013.

8.	COMMITMENTS AND CONTINGENCIES

Information Systems and Warehouse Outsourcing Contract

We have an outsourcing contract with HP Enterprise Services (HP) to provide information technology system support and product warehousing and distribution services.  During fiscal 2013, our warehouse and distribution agreement was amended to remove remaining fixed charges on our Salt Lake City warehouse facility.  We are now contractually obligated to pay a monthly fixed charge for warehousing services at an HP facility in Des Moines, Iowa plus a variable charge based on certain warehouse activities.  Because of the variable component of the agreement, our payments to HP may fluctuate in future periods based upon sales and specified activities.  The warehouse and distribution fixed charge increases by two percent each year plus an escalation clause based upon changes in the Employment Cost Index.  The HP outsourcing contract expires in June 2016 and our remaining estimated minimum fixed charges under the terms of this agreement at August 31, 2015 total $1.4 million.

During fiscal years 2015, 2014, and 2013, we expensed $4.9 million, $5.2 million, and $5.0 million for services provided under the terms of the HP outsourcing contract.  The total amount expensed each year under the HP contract includes freight charges, which are billed to the Company based upon activity.  Freight charges included in our HP outsourcing costs totaled $1.9 million, $2.2 million, and $2.2 million during the fiscal years ended August 31, 2015, 2014, and 2013.

The outsourcing contracts contain early termination provisions that we may exercise under certain conditions.  However, in order to exercise the early termination provisions, we would have to pay specified penalties to HP depending upon the circumstances of the contract termination.

Purchase Commitments

During the normal course of business, we issue purchase orders to various vendors for products and services.  At August 31, 2015, we had open purchase commitments totaling $3.0 million for products and services to be delivered primarily in fiscal 2016.  Other purchase commitments for materials, supplies, and other items incidental to the ordinary conduct of business were immaterial, both individually and in aggregate, to the Company’s operations at August 31, 2015.

Letters of Credit

At August 31, 2015 and 2014 we had standby letters of credit totaling $0.1 million.  These letters of credit were primarily required to secure commitments for certain insurance policies and expire in January 2017.  No amounts were outstanding on the letters of credit at either August 31, 2015 or August 31, 2014.

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

We are also the subject of certain other legal actions, which we consider routine to our business activities.  At August 31, 2015, we believe that, after consultation with legal counsel, any potential liability to us under these other actions will not materially affect our financial position, liquidity, or results of operations.

9.	SHAREHOLDERS’ EQUITY

Preferred Stock

We have 14.0 million shares of preferred stock authorized for issuance.  At August 31, 2015 and 2014, no shares of preferred stock were issued or outstanding.

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

3.
If Knowledge Capital intends to sell any of our common shares (including shares previously owned by Knowledge Capital) in the market during the Stand-Off Period on an unregistered basis, Knowledge Capital will notify us in writing of such intent, including the details surrounding such sale, at least five trading days before commencing such sales, and, if requested by us, will refrain from selling shares of our common stock for up to 120 days after the date Knowledge Capital intended to begin such sales in order to permit us to arrange for an underwritten or other organized sale of these shares.  This action includes filing with the Securities and Exchange Commission (SEC), if applicable and required, an effective registration statement covering the sale of the shares in the manner proposed by Knowledge Capital or as otherwise agreed to by Knowledge Capital and us.

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

Pursuant to the fiscal 2011 warrant exercise agreement with Knowledge Capital described above, we filed a registration statement with the SEC on Form S-3 to register shares held by Knowledge Capital.  This registration statement was declared effective on January 26, 2015.  On May 20, 2015, Knowledge Capital sold 400,000 shares of our common stock on the open market and we did not purchase any of these shares.  At August 31, 2015, Knowledge Capital held 2.8 million shares of our common stock.

Treasury Stock

On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 759,914 shares of our common stock for $14.1 million through August 31, 2015.  The amount of common stock purchased for treasury on our consolidated statement of cash flows for the year ending August 31, 2015 includes 17,935 shares withheld for minimum statutory taxes on share-based compensation award shares issued to participants during fiscal 2015.  The withheld shares were valued at the market price on the date that the shares were distributed to participants, which totaled $0.3 million.

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

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  The accounting standards related to fair value measurements include a hierarchy for information and valuations used in measuring fair value that is broken down into the following three levels based on reliability:

•	Level 1 valuations are based on quoted prices in active markets for identical instruments that the Company can access at the measurement date.

•
Level 2 valuations are based on inputs other than quoted prices included in Level 1 that are observable for the instrument, either directly or indirectly, for substantially the full term of the asset or liability including the following:

a.	Quoted prices for similar, but not identical, instruments in active markets;
b.	quoted prices for identical or similar instruments in markets that are not active;
c.	inputs other than quoted prices that are observable for the instrument; or
d.	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

The book value of our financial instruments at August 31, 2015 and 2014 approximated their fair values.  The assessment of the fair values of our financial instruments is based on a variety of factors and assumptions.  Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized at August 31, 2015 or 2014, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.  The following methods and assumptions were used to determine the fair values of our financial instruments, none of which were held for trading or speculative purposes:

Cash, Cash Equivalents, and Accounts Receivable – The carrying amounts of cash, cash equivalents, and accounts receivable approximate their fair values due to the liquidity and short-term maturity of these instruments.

Other Assets – Our other assets, including notes receivable, were recorded at the net realizable value of estimated future cash flows from these instruments.

Debt Obligations – At August 31, 2015, our debt obligations consisted of a variable-rate revolving line of credit.  The Revolving Line of Credit agreement is renewed on a regular basis and the terms are reflective of current market conditions.  As a result, the carrying value of an obligation on the Revolving Line of Credit approximates its fair value.

Contingent Earn Out Payment Liability – During fiscal 2013, we acquired Ninety Five 5 (refer to Note 18).  We reassess the fair value of expected contingent consideration and the corresponding liability each period using the Probability Weighted Expected Return Method, which is consistent with the initial measurement of expected earn out liability.  This fair value measurement is considered a Level 3 measurement because we estimate projected earnings during the earn out period utilizing various potential pay-out scenarios.  Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considered Ninety Five 5’s weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business.  The earn out is payable in increments of $2.2 million based on the actual and projected financial results during the earn out measurement period, which ends on August 31, 2017.  Therefore, we believe that projected financial results would need to increase significantly to reach the next payment threshold at $4.4 million or decline significantly to have the expected earn out payment reduced to zero.  The contingent earn out liability is classified as a component of other long-term liabilities in our consolidated balance sheets.  During the fiscal years ended August 31, 2015 and 2014, the contingent earn out liability changed as follows (in thousands):

Contingent earn out liability at August 31, 2013	$4,109
Reduction of contingent earn out liability	(1,579)
Contingent earn out liability at August 31, 2014	2,530
Increase to contingent earn out liability	35
Contingent earn out liability at August 31, 2015	$2,565

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

On January 23, 2015 our shareholders approved the 2015 Omnibus Incentive Plan (the 2015 Plan), which authorized an additional 1.0 million shares of common stock for issuance to employees and members of the Board of Directors as share-based payments.  We believe that the 2015 Plan will provide sufficient available shares to grant awards over the next several years, based on current expectations of grants in future periods.  A more detailed description of the 2015 Plan is set forth in the Company’s Proxy Statement filed with the SEC on December 22, 2014.  At August 31, 2015, the 2015 Plan had approximately 964,000 shares available for future grants and our ESPP had approximately 490,000 shares remaining for purchase by plan participants.

The total compensation expense of our share-based compensation plans for the fiscal years ended August 31, 2015, 2014, and 2013 were as follows (in thousands):

YEAR ENDED
AUGUST 31,	2015	2014	2013
Performance awards	$1,890	$2,716	$2,504
Fully vested share awards	125	371	112
Unvested share awards	400	334	383
Compensation cost of the ESPP	121	113	92
Management stock loans	-	-	498
	$2,536	$3,534	$3,589

The compensation expense of our share-based compensation plans was included in selling, general, and administrative expenses in the accompanying consolidated income statements, and no share-based compensation was capitalized during fiscal years 2015, 2014, or 2013.  During fiscal 2015, we issued 134,614 shares of our common stock from shares held in treasury for share-based compensation plans.  Our share-based compensation plans allow recipients to have shares withheld from the award to pay minimum statutory tax liabilities.  We withheld 17,935 shares of common stock from participant awards that had a total value of $0.3 million in fiscal 2015.  The following is a description of our share-based compensation plans.

Performance Awards

In fiscal 2015, the Compensation Committee approved a modification to exclude the effects of foreign exchange on the measurement of performance criteria on the outstanding tranches of our long-term incentive plan (LTIP) awards.  Accordingly, we calculated incremental compensation expense based upon the fair value of (closing price) our common stock on the modification date, which totaled $0.7 million.  We recognized $0.5 million of the incremental compensation expense during fiscal 2015 for service provided in the current and previous fiscal years associated with the modification.

Fiscal 2015 LTIP Award – During fiscal 2015, the Compensation Committee granted a new performance-based award for our executive officers and certain members of senior management.  A total of 112,464 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) and increased sales of Leadership, Productivity, and Trust practice sales (the Practice Sales) as shown below.

Adjusted EBITDA			Practice Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(millions)	Shares	Status	(millions)	Shares	Status
$39.6	26,241	not vested	$107.0	11,247	not vested
$45.5	26,241	not vested	$118.0	11,247	not vested
$52.3	26,241	not vested	$130.0	11,247	not vested
	78,723			33,741

Each of the LTIP performance awards have a maximum life of six years and compensation expense is recognized as we determine it is probable that the shares will vest.  Adjustments to compensation expense to reflect the timing of and the number of shares expected to be awarded will be made on a cumulative basis at the date of the adjustment.

Fiscal 2014 LTIP Award – During the first quarter of fiscal 2014, the Compensation Committee granted new performance-based equity awards for our executive officers.  A total of 89,418 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter Adjusted EBITDA and trailing four-quarter increased sales of courses related to The 7 Habits of Highly Effective People (the 7 Habits).  During fiscal 2015, the second tranche of the 7 Habits increased sales award vested to participants.  The following information applies to the fiscal 2014 LTIP award as of August 31, 2015.

Adjusted EBITDA			7 Habits Increased Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(millions)	Shares	Status	(millions)	Shares	Status
$37.0	20,864	not vested	$5.0	8,942	vested
$43.0	20,864	not vested	$10.0	8,942	vested
$49.0	20,864	not vested	$12.5	8,942	not vested
	62,592			26,826

Fiscal 2013 LTIP Award – During the first quarter of fiscal 2013, the Compensation Committee granted a new performance-based equity award for the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and the Chief People Officer (CPO).  A total of 68,085 shares may be issued to the participants based on six individual vesting conditions that are divided into two performance measures, Adjusted EBITDA and Productivity Practice sales.  No tranches of this award vested during fiscal 2015.  The following information applies to the fiscal 2013 LTIP award as of August 31, 2015.

Adjusted EBITDA			Productivity Practice Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(millions)	Shares	Status	(millions)	Shares	Status
$33.0	15,887	vested	$23.5	6,808	vested
$40.0	15,887	not vested	$26.5	6,808	not vested
$47.0	15,887	not vested	$29.5	6,808	not vested
	47,661			20,424

Fiscal 2012 LTIP Award - During fiscal 2012, the Compensation Committee granted a performance-based equity award for the CEO, CFO, and CPO similar to the fiscal 2013 executive award described above.  A total of 106,101 shares may be issued to the participants based on six individual vesting conditions that are divided into two performance measures, Adjusted EBITDA and Productivity Practice sales.  No tranches of this award vested during fiscal 2015.  The following information applies to the fiscal 2012 LTIP award as of August 31, 2015.

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

Management Common Stock Loans

During the second quarter of fiscal 2013, we determined that the breakeven price for management stock loans with shares held in escrow was achieved (Note 19).  Accordingly, we transferred 3.3 million shares of common stock held by management loan participants in escrow to our transfer agent as full payment on the loans.  Since these loans were accounted for as share-based instruments, we recorded $0.5 million of share-based compensation expense for the value of the common stock retained by management stock loan participants that was in excess of the breakeven value on the date the loans were repaid.

Unvested Stock Awards

The annual Board of Director unvested stock award, which is administered under the terms of the Franklin Covey Co. 2015 Omnibus Incentive Plan, is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  Each eligible director is entitled to receive a whole-share grant equal to $75,000 with a one-year vesting period, which is generally granted in January (following the Annual Shareholders’ Meeting) of each year.  Shares granted under the terms of this annual award are ineligible to be voted or participate in any common stock dividends until they are vested.

Under the terms of this program, we issued 24,210 shares, 14,616 shares, and 30,672 shares of our common stock to eligible members of the Board of Directors during the fiscal years ended August 31, 2015, 2014, and 2013.  The fair value of shares awarded to the directors was $0.5 million in fiscal 2015, $0.3 million in fiscal 2014, and $0.4 million in fiscal 2013 as calculated on the grant date of the awards.  The corresponding compensation cost is recognized over the vesting period of the awards, which is one year.  The cost of the common stock issued from treasury for these awards was $0.3 million, $0.2 million, and $0.4 million for the fiscal years ended August 31, 2015, 2014, and 2013.  The following information applies to our unvested stock awards for the fiscal year ended August 31, 2015:

		Weighted-
		Average Grant-
		Date Fair
	Number of	Value Per
	Shares	Share
Unvested stock awards at
August 31, 2014	14,616	$20.53
Granted	24,210	18.59
Forfeited	-	-
Vested	(14,616)	20.53
Unvested stock awards at
August 31, 2015	24,210	$18.59

At August 31, 2015, there was $0.2 million of unrecognized compensation cost related to unvested stock awards, which is expected to be recognized over the remaining weighted-average vesting period of approximately three months.  The total recognized tax benefit from unvested stock awards totaled $0.1 million for each of the fiscal years ended August 31, 2015, 2014, and 2013, respectively.  The intrinsic value of our unvested stock awards at August 31, 2015 was $0.4 million.

Stock Options

We have an incentive stock option plan whereby options to purchase shares of our common stock may be issued to key employees at an exercise price not less than the fair market value of the Company’s common stock on the date of grant.  Information related to our stock option activity during the fiscal year ended August 31, 2015 is presented below:

Weighted
		Weighted	Average
		Avg. Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic Value
	Stock Options	Share	Life (Years)	(thousands)
Outstanding at August 31, 2014	631,250	$11.41
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at August 31, 2015	631,250	$11.41	4.8	$3,361

Options vested and exercisable at
August 31, 2015	631,250	$11.41	4.8	$3,361

Our stock options were awarded in fiscal 2011 and fiscal 2010 and are divided into four equal tranches with exercise prices of $9.00 per share, $10.00 per share, $12.00 per share, and $14.00 per share.  These options vested during fiscal 2013 in conjunction with the resolution of the management common stock loan program.  The vesting requirement was determined to be a market vesting condition based upon our common stock price.  Accordingly, the fair value of these stock options was determined using a Monte Carlo simulation with an embedded Black-Scholes valuation model.  During fiscal 2014, we had 43,750 stock options exercised on a net share basis, which had an aggregate intrinsic value of $0.5 million.  At August 31, 2015, there was no remaining unrecognized compensation expense related to our stock options and no options were exercised during the fiscal years ended August 31, 2015 or August 31, 2013.

The following additional information applies to our stock options outstanding at August 31, 2015:

		Weighted
	Number	Average		Options
	Outstanding	Remaining	Weighted	Exercisable at	Weighted
	at August 31,	Contractual	Average	August 31,	Average
Exercise Prices	2015	Life (Years)	Exercise Price	2015	Exercise Price
$9.00	125,000	4.9	$9.00	125,000	$9.00
$10.00	168,750	4.8	$10.00	168,750	$10.00
$12.00	168,750	4.8	$12.00	168,750	$12.00
$14.00	168,750	4.8	$14.00	168,750	$14.00
	631,250			631,250

Fully Vested Stock Awards

Client Partner and Consultant Award – During fiscal 2011 we implemented a new fully vested share-based award program that is designed to reward client partners and consultants for exceptional long-term performance.  The program grants shares of our common stock to each client partner who has sold over $20.0 million in cumulative sales or consultant who has delivered over 1,500 days of consulting during their career.  During fiscal 2013 the award was changed from 2,000 shares of our common stock to $15,000 of common stock.  During fiscal 2015, five individuals qualified for this award; 12 individuals qualified for the award in fiscal 2014; and six individuals qualified for the award in fiscal 2013.

In the fourth quarter of fiscal 2015 the Compensation Committee approved a fully vested award equal to $10,000 for each general manager or area director that achieved a specified sales goal.  Five individuals achieved their sales goals and qualified for the award.  This award was only for fourth quarter fiscal 2015 sales performance and no additional awards may be granted under the terms of this award.  Due to the immateriality of expected awards to be earned in future periods, we did not record an obligation for future fully vested awards at August 31, 2015 or August 31, 2014.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of each quarter.  We issued a total of 42,687 shares, 36,761 shares, and 45,845 shares to ESPP participants during the fiscal years ended August 31, 2015, 2014, and 2013, which had a corresponding cost basis of $0.6 million, $0.5 million, and $0.6 million, respectively.  We received cash proceeds for these shares from ESPP participants totaling $0.7 million, $0.6 million, and $0.5 million during the fiscal years ended August 31, 2015, 2014, and 2013.

12.	IMPAIRED ASSETS

Our impaired asset charges consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2015	2014
Long-term receivables from FCOP	$541	$363
Capitalized curriculum	414	-
Investment cost method subsidiary	220	-
Prepaid expenses and other long-term assets	127	-
	$1,302	$363

The following is a description of the circumstances regarding the impairment of these long-lived assets.

Long-Term Receivables From FCOP – During the third quarter of fiscal 2015 we determined that the operating agreements between the Company and FCOP allow us to collect reimbursement for certain rental expenses prior to the annual required distribution of earnings to FCOP’s creditors.  Such rents were previously treated as lower in priority and therefore, were considered long-term receivables.  Although this determination is expected to improve our cash flows and collections of rents receivable from FCOP in the short term, it also reduces the amount of cash we are expecting to receive from the required distribution of earnings to pay long-term receivable balances.  After this determination was made, the present value of our previously recorded long-term receivables was more than the present value of expected corresponding cash flows.  Accordingly, we recalculated our discount on the long-term receivables and impaired the remaining balance.

Subsequent to August 31, 2014, we received new cash flow and earnings projections from FCOP that reflected weaker sales of certain accessory products, which had a significant adverse impact on expected cash flows and earnings in future periods.  Accordingly, we determined that an additional $0.6 million discount and a corresponding $0.4 million impairment charge were needed to reduce the long-term receivable from FCOP to its net realizable value and net present value.

Capitalized Curriculum – During fiscal 2015, we determined that it would be beneficial to discontinue a component of one of our existing offerings and we received legal notice that another offering contained names trademarked by another entity.  Since the Company currently offers a similar program, the decision was made to discontinue the offering rather than modify the curriculum as required by applicable trademark law.  Accordingly, we impaired the remaining unamortized carrying value of these offerings.  These items were classified as components of other long-term assets on our consolidated balance sheets.

Investment in Cost Method Subsidiary – In the fourth quarter of fiscal 2015 we became aware of financial difficulties at an entity in which we had an investment accounted for under the cost method.  Based on discussions with management of the entity we determined that the investment in this subsidiary would not be recoverable in future periods due to going concern considerations.  Accordingly, we impaired the carrying value of the investment in this entity.  The investment in this entity was previously classified as a component of other long-term assets in our consolidated balance sheets.

Prepaid Expenses and Other Long-Term Assets – In connection with a component of one of our offerings that was discontinued (as described above), we had prepaid royalties to an unrelated developer.  Based on the decision to impair the curriculum, we determined that the probability of receiving cash flows sufficient to recover the prepaid royalties was remote and we expensed the carrying value of these prepaid assets.  Approximately $60,000 of this balance was previously included in other long-term assets.

13.	RESTRUCTURING COSTS

During the fourth quarter of fiscal 2015, we realigned our regional sales offices that serve the United States and Canada.  As a result of this realignment, we closed our northeastern regional sales office located in Pennsylvania and created new geographic sales regions.  In connection with this restructuring, we incurred costs related to involuntary severance and office closure costs.  The restructuring charge taken during the fiscal year ended August 31, 2015 was comprised of the following (in thousands):

Description	Amount
Severance costs	$570
Office closure costs	17
$587

The majority of these costs were paid prior to August 31, 2015 and the remaining restructuring liability totaled $0.1 million at August 31, 2015 and was included as a component of accrued liabilities in our consolidated balance sheets.  All of the remaining accrued severance at August 31, 2015 was paid during September 2015.  We expect to sign a subleasing agreement for the vacated office space during the first quarter of fiscal 2016 that will relieve any future liability for the leased space.

14.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plans

We have defined contribution profit sharing plans for our employees that qualify under Section 401(k) of the Internal Revenue Code.  These plans provide retirement benefits for employees meeting minimum age and service requirements.  Qualified participants may contribute up to 75 percent of their gross wages, subject to certain limitations.  These plans also provide for matching contributions to the participants that are paid by the Company.  The matching contributions, which were expensed as incurred, totaled $1.7 million, $1.6 million, and $1.2 million during each of the fiscal years ended August 31, 2015, 2014, and 2013.  We do not sponsor or participate in any defined-benefit pension plans.

Deferred Compensation Plan

We had a non-qualified deferred compensation (NQDC) plan that provided certain key officers and employees the ability to defer a portion of their compensation until a later date.  Deferred compensation amounts used to pay benefits were held in a “rabbi trust,” which invested in insurance contracts, various mutual funds, and shares of our common stock as directed by the plan participants.  However, due to legal changes resulting from the American Jobs Creation Act of 2004, we determined to cease compensation deferrals to the NQDC plan after December 31, 2004.  Following the cessation of deferrals to the NQDC plan, the number of participants remaining in the plan declined steadily, and our Board of Directors decided to partially terminate the NQDC plan.  Following this decision, all of the plan’s assets were liquidated, the plan’s liabilities were paid, and the only remaining items in the NQDC plan are shares of our common stock owned by the remaining plan participants.  At August 31, 2015 and 2014, the cost basis of the shares of our common stock held by the rabbi trust was $0.4 million.

15.	INCOME TAXES

Our provision for income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2015	2014	2013
Current:
Federal	$220	$(237)	$1,251
State	208	146	273
Foreign	2,691	2,557	3,256
	3,119	2,466	4,780

Deferred:
Federal	3,239	1,217	864
State	138	277	(414)
Foreign	(200)	(268)	(151)
	3,177	1,226	299
	$6,296	$3,692	$5,079

The allocation of the total income tax provision is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2015	2014	2013
Net income	$6,296	$3,692	$5,079
Other comprehensive income	(52)	24	(260)
	$6,244	$3,716	$4,819

Income before income taxes consisted of the following (in thousands):

YEAR ENDED
AUGUST 31,	2015	2014	2013
United States	$15,073	$19,256	$14,939
Foreign	2,339	2,503	4,459
	$17,412	$21,759	$19,398

The differences between income taxes at the statutory federal income tax rate and the consolidated income tax rate reported in our consolidated income statements were as follows:

YEAR ENDED AUGUST 31,	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	2.3	1.9	1.6
Foreign jurisdictions tax differential	1.2	(0.4)	1.0
Tax differential on income subject to both U.S. and foreign taxes	0.5	0.5	(3.3)
Effect of claiming foreign tax credits instead of deductions for prior years	(3.2)	(19.3)	(12.2)
Uncertain tax positions	(0.9)	(2.6)	1.8
Management stock loan interest and non-deductible expenses	-	-	1.3
Non-deductible executive compensation	0.2	0.9	0.9
Non-deductible meals and entertainment	1.1	0.8	0.8
Other	-	0.2	(0.7)
	36.2%	17.0%	26.2%

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

Since August 31, 2012, we have no remaining U.S. federal net operating loss carryforwards.  Additionally, overall U.S. taxable income and foreign source income for fiscal 2014 and 2013 were sufficient to utilize all of the foreign tax credits generated during those fiscal years, plus additional credits generated in prior years.  Accordingly, we amended our U.S. federal income tax returns from fiscal 2003 through fiscal 2010 to claim foreign tax credits instead of foreign tax deductions.  The net tax benefit resulting from claiming these additional foreign tax credits, which was recorded in the period the decision was made to amend the related returns, totaled $4.2 million in fiscal 2014 and $2.4 million in fiscal 2013.  In fiscal 2015 we finalized the calculations of the impact of amending previously filed federal income tax returns to realize foreign tax credits previously treated as expired under the tax positions taken in the original returns.  The income tax benefit recognized from these foreign tax credits totaled $0.6 million in fiscal 2015.

During the fiscal year ended August 31, 2013, we accrued taxable interest income on outstanding management common stock loans (Note 19).  Consistent with the accounting treatment for these loans, we did not recognize interest income, thus resulting in a permanent book versus tax difference.  We also recognized expenses during fiscal 2013 in connection with the resolution of the management stock loans, which were not deductible for income tax purposes.

We recognized tax benefits from deductions for share-based compensation in excess of the corresponding expense recorded for financial statement purposes.  Instead of reducing our income tax expense for these benefits, we recorded $0.1 million, $2.5 million, and $0.9 million to additional paid-in capital in the fiscal years ending August 31, 2015, 2014, and 2013.

The significant components of our deferred tax assets and liabilities were comprised of the following (in thousands):

AUGUST 31,	2015	2014
Deferred income tax assets:
Sale and financing of corporate
headquarters	$9,531	$9,951
Foreign income tax credit
carryforward	5,106	8,025
Share-based compensation	1,671	1,258
Inventory and bad debt reserves	1,025	847
Bonus and other accruals	934	994
Unearned revenue	328	2,253
Other	810	671
Total deferred income tax assets	19,405	23,999
Less: valuation allowance	-	-
Net deferred income tax assets	19,405	23,999

Deferred income tax liabilities:
Intangibles step-ups – indefinite lived	(8,515)	(8,475)
Intangibles step-ups – definite lived	(6,552)	(7,075)
Property and equipment depreciation	(3,139)	(3,854)
Intangible asset impairment and
amortization	(5,001)	(5,157)
Unremitted earnings of foreign
subsidiaries	(546)	(503)
Other	(77)	(80)
Total deferred income tax liabilities	(23,830)	(25,144)
Net deferred income taxes	$(4,425)	$(1,145)

Deferred income tax amounts are recorded as follows in our consolidated balance sheets (in thousands):

AUGUST 31,	2015	2014
Current assets	$2,479	$4,340
Long-term assets	194	90
Long-term liabilities	(7,098)	(5,575)
Net deferred income tax liability	$(4,425)	$(1,145)

As of August 31, 2015 we have utilized all of our U.S. federal net operating loss carryforwards.  The Company still has U.S. state net operating loss carryforwards generated in various jurisdictions that expire primarily between September 1, 2015 and August 31, 2029.

Our U.S. foreign income tax credit carryforwards were comprised of the following at August 31, 2015 (in thousands):

Credit Generated in			Credits Used	Credits Used	Credits
Fiscal Year Ended	Credit Expires	Credits	in Prior	in Fiscal	Carried
August 31,	August 31,	Generated	Years	2015	Forward
2008	2018	$1,444	$(1,444)	$-	$-
2009	2019	2,006	(1,041)	(965)	-
2010	2020	2,907	-	(1,247)	1,660
2011	2021	3,446	-	-	3,446
2012	2022	2,563	(2,563)	-	-
2013	2023	2,815	(2,815)	-	-
2014	2024	1,378	(1,378)	-	-
2015	2025	1,441	-	(1,441)	-
		$18,000	$(9,241)	$(3,653)	$5,106

We amended our U.S. federal income tax returns from fiscal 2003 through fiscal 2010 to claim foreign tax credits instead of the foreign tax deductions that were previously claimed.  The additional taxable income from claiming these foreign tax credits results in the complete utilization of our remaining net operating loss carryforwards in fiscal 2012, as well as the ability to utilize all of the foreign tax credit generated in fiscal 2012.

We have determined that projected future taxable income is adequate to allow for realization of all deferred tax assets.  We considered sources of taxable income, including future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and reasonable, practical tax-planning strategies to generate additional taxable income.  Based on the factors described above, we concluded that realization of all our deferred tax assets is more likely than not at August 31, 2015.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

YEAR ENDED
AUGUST 31,	2015	2014	2013
Beginning balance	$3,491	$4,129	$4,212
Additions based on tax positions
related to the current year	244	157	720
Additions for tax positions in
prior years	144	60	69
Reductions for tax positions of prior
years resulting from the lapse of
applicable statute of limitations	(339)	(663)	(74)
Other reductions for tax positions of
prior years	(425)	(192)	(798)
Ending balance	$3,115	$3,491	$4,129

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.2 million at August 31, 2015 and $2.5 million at August 31, 2014.  Included in the ending balance of gross unrecognized tax benefits at August 31, 2015 is $2.8 million related to individual states’ net operating loss carryforwards.  Interest and penalties related to uncertain tax positions are recognized as components of income tax expense.  The net accruals and reversals of interest and penalties increased income tax expense by an insignificant amount in fiscal 2015 and fiscal 2014, and increased income tax expense by $0.1 million in fiscal 2013.  The balance of interest and penalties included on our consolidated balance sheets at August 31, 2015 and 2014 was $0.3 million each year.  We do not expect a material change in our unrecognized tax benefits over the next 12 months.

We file United States federal income tax returns as well as income tax returns in various states and foreign jurisdictions.  The tax years that remain subject to examinations for our major tax jurisdictions are shown below.

2008-2015	Canada
2008-2015	Australia
2010-2015	Japan, United Kingdom
2011-2015	United States – state and local income tax
2012-2015	United States – federal income tax

16.	EARNINGS PER SHARE

The following is a reconciliation from basic earnings per share (EPS) to diluted EPS (in thousands, except per-share amounts).

YEAR ENDED
AUGUST 31,	2015	2014	2013
Numerator for basic and
diluted earnings per share:
Net income	$11,116	$18,067	$14,319

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	16,742	16,720	17,348
Effect of dilutive securities:
Stock options and other
share-based awards	181	227	91
Common stock warrants	-	-	532
Diluted weighted average shares
outstanding	16,923	16,947	17,971

EPS Calculations:
Net income per share:
Basic	$0.66	$1.08	$0.83
Diluted	0.66	1.07	0.80

Other securities, including performance share-based compensation instruments, may have a dilutive effect on our EPS calculation in future periods if our financial results reach specified targets (Note 11).

17.	SEGMENT INFORMATION

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

The Company’s chief operating decision maker is the CEO, and the primary measurement tool used in business unit performance analysis is adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA), which may not be calculated as similarly titled amounts calculated by other companies.  For enterprise reporting purposes, our consolidated Adjusted EBITDA can be calculated as our income or loss from operations excluding share-based compensation, restructuring charges, depreciation expense, amortization expense, and certain other charges such as impaired asset charges and adjustments for changes in the fair value of contingent earn out liabilities from previous business acquisitions.

In the normal course of business we may make structural and cost allocation revisions to our enterprise information to reflect new reporting responsibilities within the organization.  All prior period enterprise information has been revised to conform to the most recent classifications and organizational changes.  We account for our enterprise information on the same basis as the accompanying consolidated financial statements.

ENTERPRISE INFORMATION

	Sales to
Fiscal Year Ended	External		Adjusted				Capital
August 31, 2015	Customers	Gross Profit	EBITDA	Depreciation	Amortization	Assets	Expenditures

U.S./Canada	$161,859	$101,917	$16,405	$2,157	$3,722	$79,215	$3,618
International	43,721	33,981	20,272	322	5	17,899	209
Total	205,580	135,898	36,677	2,479	3,727	97,114	3,827
Corporate and eliminations	4,361	2,191	(4,819)	1,663	-	103,531	814
Consolidated	$209,941	$138,089	$31,858	$4,142	$3,727	$200,645	$4,641

Fiscal Year Ended
August 31, 2014

U.S./Canada	$156,537	$101,214	$18,990	$1,704	$3,869	$85,847	$10,008
International	44,701	35,047	19,888	338	85	15,220	401
Total	201,238	136,261	38,878	2,042	3,954	101,067	10,409
Corporate and eliminations	3,927	2,005	(4,458)	1,341	-	104,119	852
Consolidated	$205,165	$138,266	$34,420	$3,383	$3,954	$205,186	$11,261

Fiscal Year Ended
August 31, 2013

U.S./Canada	$142,616	$91,637	$16,419	$1,286	$3,180	$83,391	$4,106
International	44,154	35,146	20,267	327	11	13,567	146
Total	186,770	126,783	36,686	1,613	3,191	96,958	4,252
Corporate and eliminations	4,154	2,206	(5,284)	1,395	-	92,447	166
Consolidated	$190,924	$128,989	$31,402	$3,008	$3,191	$189,405	$4,418

Capital expenditures in our U.S./Canada operations include $2.2 million, $7.8 million, and $2.6 million of spending on capitalized curriculum during the fiscal years ended August 31, 2015, 2014, and 2013.

A reconciliation of enterprise Adjusted EBITDA to consolidated income before taxes is provided below (in thousands):

YEAR ENDED
AUGUST 31,	2015	2014	2013
Enterprise Adjusted EBITDA	$36,677	$38,878	$36,686
Corporate expenses	(4,819)	(4,458)	(5,284)
Consolidated Adjusted EBITDA	31,858	34,420	31,402
Share-based compensation	(2,536)	(3,534)	(3,589)
Reduction (increase) in
contingent earn out	(35)	1,579	-
Impaired assets	(1,302)	(363)	-
Restructuring costs	(587)	-	-
Depreciation	(4,142)	(3,383)	(3,008)
Amortization	(3,727)	(3,954)	(3,191)
Income from operations	19,529	24,765	21,614
Interest income	383	427	614
Interest expense	(2,137)	(2,237)	(2,332)
Discount on related party receivable	(363)	(1,196)	(519)
Other, net	-	-	21
Income before income taxes	$17,412	$21,759	$19,398

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

Geographic Information

Our revenues are derived primarily from the United States.  However, we also operate wholly owned offices or contract with licensees to provide our services in various countries throughout the world.  Our consolidated revenues were derived from the following countries (in thousands):

YEAR ENDED
AUGUST 31,	2015	2014	2013
United States	$162,594	$153,999	$138,599
Japan	14,446	16,652	19,594
United Kingdom	8,997	6,899	5,428
Canada	6,460	8,780	9,866
China/Singapore	3,821	3,322	2,889
Australia	3,774	4,623	4,536
Thailand	1,055	860	860
Mexico/Central America	974	923	955
Denmark/Scandinavia	729	831	693
India	708	684	559
Middle East	670	594	472
Indonesia	651	761	778
Malaysia	511	405	427
Central/Eastern Europe	492	697	551
Brazil	321	595	495
Korea	179	725	469
Others	3,559	3,815	3,753
	$209,941	$205,165	$190,924

During the periods presented in this report, there were no customers that accounted for more than ten percent of our consolidated revenues.

At August 31, 2015 and 2014, we had wholly owned direct offices in Australia, Japan, and the United Kingdom.  Our long-lived assets, excluding intangible assets, goodwill, and the long-term portion of the FCOP receivable were held in the following locations for the periods indicated (in thousands):

AUGUST 31,	2015	2014
United States/Canada	$28,770	$30,445
Japan	1,227	1,351
United Kingdom	101	149
Australia	208	111
	$30,306	$32,056

Inter-segment sales were immaterial and were eliminated in consolidation.

18. – ACQUISITION OF NINETY FIVE 5, LLC

On March 11, 2013 we acquired substantially all of the assets of Ninety Five 5, an entity which provides sales success training services that complement our existing sales performance content.  Ninety Five 5 is currently a key component of our Sales Performance practice.  The purchase price was $4.2 million in cash, payable in four installments through December 6, 2013, plus contingent earn out payments up to a maximum of $8.5 million, based on cumulative earnings before interest, income taxes, depreciation, and amortization (EBITDA) as set forth in the purchase agreement.  We reassess the fair value of expected contingent earn out consideration and the corresponding liability resulting from the acquisition of Ninety Five 5 at the end of each fiscal quarter.  The estimated fair value of the contingent earn out liability at August 31, 2015 was $2.6 million (Note 10).

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

Based on the allocation of the initial purchase price, we acquired the following intangible assets, which are being amortized over the indicated estimated useful lives (in thousands):

Category of		Estimated Useful
Intangible Asset	Amount	Life

Internally developed software	$2,049	3 years
Customer list	1,574	5 years
Trade name	242	5 years
Non-compete agreements	124	5 years
	$3,989

To complete the purchase transaction, we incurred $0.1 million of acquisition costs, which were recorded as selling, general, and administrative expenses in our consolidated income statements.  The acquisition of Ninety Five 5 had an immaterial impact on our consolidated income statements for the fiscal year ended August 31, 2013 and the acquisition of Ninety Five 5 was determined to be insignificant as defined by Regulation S-X.  Ninety Five 5 had total sales of $8.7 million (unaudited) and net income of $1.9 million (unaudited) for the year ended December 31, 2012.

Prior to the acquisition date, Ninety Five 5 operated under an agreement that granted them a worldwide, non-exclusive, and royalty-free license to use specified Company content.  As consideration for this license agreement, we obtained an equity interest in Ninety Five 5 and we owned 10.5 percent of Ninety Five 5 at the acquisition date.  We were also entitled to receive ownership distributions, which were immaterial to our consolidated income statements in the periods received.  In connection with the acquisition of Ninety Five 5, and in accordance with Accounting Standards Codification 805, Business Combinations, we revalued our ownership interest to fair value at the acquisition date and determined the fair value of the reacquired license rights.  In accordance with the valuation of our ownership interest, we recognized a gain from the purchase transaction for the amount by which the fair value of our equity interest exceeded its carrying value.  We then considered whether the reacquired license rights were favorable or unfavorable to the terms of a current market transaction to determine the need to recognize a settlement gain or loss.  Based on the valuation of the reacquired license rights, we recognized a settlement loss.  The gain from our ownership interest in Ninety Five 5 and the loss from the reacquired license rights consisted of the following amounts, which were recorded as other income, net in our consolidated income statements for the fiscal year ended August 31, 2013 (in thousands).

Gain on equity ownership interest	$971
Loss on reacquired license arrangement	(950)
Other income, net	$21

19.	MANAGEMENT COMMON STOCK LOAN PROGRAM

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

During the second quarter of fiscal 2013, the common share price required to trigger the Breakeven Date redemptions was achieved for participants that accepted the fiscal 2006 modifications.  Accordingly, we transferred the shares of common stock held in the escrow account to our transfer agent as full payment on the loans.  These shares were valued at the closing price of our common stock on the Breakeven Date and were added to our treasury stock account with a corresponding increase to additional paid-in capital.  In connection with the repayment of the management stock loans, the Company recorded $0.5 million of share-based compensation expense for the value of the shares retained by loan participants that was in excess of the breakeven price.  The Company is currently collecting amounts due from participants who declined to accept the fiscal 2006 modification terms.

20.	RELATED PARTY TRANSACTIONS

Red Tree Acquisition

On April 10, 2014, we acquired the assets of Red Tree, Inc. (Red Tree), a company that provides training, consulting, and coaching designed to help organizations effectively manage and engage the “Millennial Generation” in their workforces.  We determined that this acquisition met the definition of an acquisition of a business under applicable accounting guidance.  The purchase price totaled $0.5 million in cash, which was paid at the closing of the purchase agreement.  During the 12 months ended December 31, 2013, Red Tree had revenues of $1.3 million (unaudited) and a net loss of $0.1 million (unaudited).  The acquisition of Red Tree had an immaterial impact on our consolidated financial statements during the fiscal year ended August 31, 2014 and was determined to be “not significant” as defined by Regulation S-X.

The following table summarizes the estimated fair values of the assets acquired from Red Tree (in thousands):

Inventory	$7
Intangible assets	405
Goodwill	50
Cash paid	$462

Based on the initial purchase price allocation, we acquired the following intangible assets, which are being amortized over five years (in thousands):

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

During the fiscal years ended August 31, 2014 and August 31, 2013, we paid $3.5 million and $2.2 million, respectively, in cash to the former owners of CoveyLink for contractual annual contingent payments.  During fiscal 2015 we completed a review of the contingent earn out payments and determined that we owed the former owners of CoveyLink an additional $0.3 million for performance during the earn out measurement period.  We do not anticipate any further payments related to the acquisition of CoveyLink.  The annual contingent payments were classified as goodwill in our consolidated balance sheets under the accounting guidance applicable at the time of the acquisition.

Prior to the acquisition date, CoveyLink had granted us a non-exclusive license for content related to The Speed of Trust book and related training courses for which we paid CoveyLink specified royalties.  As part of the CoveyLink acquisition, an amended and restated license of intellectual property was signed that granted us an exclusive, perpetual, worldwide, transferable, royalty-bearing license to use, reproduce, display, distribute, sell, prepare derivative works of, and perform the licensed material in any format or medium and through any market or distribution channel.  We are required to pay the brother of one of our executive officers royalties for the use of certain intellectual property developed by him.  The amount expensed for these royalties totaled $1.4 million, $1.5 million, and $1.4 million during the fiscal years ended August 31, 2015, 2014, and 2013.  As part of the acquisition of CoveyLink, we signed an amended license agreement as well as a speaker services agreement.  Based on the provisions of the speakers’ services agreement, we pay the brother of one of our executive officers a portion of the speaking revenues received for his presentations.  We expensed $1.0 million, $1.0 million, and $0.7 million for payment on these presentations during fiscal years 2015, 2014 and 2013.  We had $0.7 million and $0.6 million accrued for these royalties and speaking fees at August 31, 2015 and 2014, respectively, which were included as components of accrued liabilities in our consolidated balance sheets.

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

As a result of FCOP’s structure as a limited liability company with separate owner capital accounts, we determined that our investment in FCOP is more than minor and that we are required to account for our investment in FCOP using the equity method of accounting.  We have not recorded our share of FCOP’s losses in the accompanying consolidated income statements because we have impaired and written off investment balances, as defined within the applicable accounting guidance, in previous periods in excess of our share of FCOP’s losses through August 31, 2015.

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

Our primary exposures related to FCOP at August 31, 2015 are from amounts owed to us by FCOP.  We receive reimbursement from FCOP for certain operating costs, some of which are billed to us by third-party providers.  The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.

Due to the settlement of litigation during fiscal 2012, the amount of cash we received from FCOP was reduced from previous forecasts and our receivable balance from FCOP increased significantly during fiscal 2012.  In addition, while we are not contractually obligated by the governing documents to fund the losses or make advances to FCOP, we provided working capital and other advances to FCOP during fiscal 2013.  We believed that our extension of credit to FCOP would allow them the opportunity to improve operational results and repay amounts owed to us, including amounts that were previously written off.  In the fourth quarter of fiscal 2012, we received revised information from FCOP regarding scheduled repayments to us and we reclassified a portion of the FCOP receivable to long-term assets and recorded a discount charge of $1.4 million to reduce the long-term receivable to its estimated present value at August 31, 2012 using 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP.  This rate was based on a variety of factors including, but not limited to, current market interest rates for various qualities of comparable debt, discussions with FCOP’s lenders, and an evaluation of the realizability of FCOP’s future cash flows.  In fiscal 2013, we began to accrete this long-term receivable and essentially all of our interest income from fiscal 2013 through fiscal 2015 is attributable to accretion of interest on the long-term receivable.  In addition, more long-term receivable balances arose during fiscal 2014 and 2013 that we discounted at the 15 percent rate, which we determined still represented the estimated risk-adjusted borrowing rate of FCOP.

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

During the third quarter of fiscal 2015, we determined that we will receive payment from FCOP for certain rent expenses earlier than previously estimated and we recognized additional leasing revenues from FCOP totaling $0.2 million due to the change in the priority of the payment of these items.  Although we were able to record additional leasing revenues and our cash flows on current related party receivables will improve in the short term, the present value of our share of cash distributions to cover remaining long-term receivables was reduced and was less than the present value of the receivables previously recorded and accordingly, the Company recalculated its discount on the long-term receivables and impaired the remaining balance, which totaled $0.5 million.  The failure of FCOP to improve its earnings and cash flows in future periods and pay us for these receivables may have an adverse impact on our liquidity, financial position, and cash flows.

At August 31, 2015 and 2014, we had $4.0 million (net of $1.0 million discount) and $5.1 million (net of $2.1 million discount) receivable from FCOP, which have been classified in current assets and long-term assets in our consolidated balance sheets based on expected payment dates.  We also owed FCOP approximately $50,000 and $0.3 million at August 31, 2015 and 2014, respectively, for items purchased in the ordinary course of business.  These liabilities were classified in accounts payable in the accompanying consolidated balance sheets.

Other Related Party Transactions

We pay an executive officer of the Company a percentage of the royalty proceeds received from the sales of certain books authored by him in addition to his annual salary.  During the fiscal years ended August 31, 2015, 2014, and 2013, we expensed $0.2 million, $0.2 million, and $0.3 million for these royalties and we had $0.2 million accrued at each of August 31, 2015 and 2014 as payable under the terms of these arrangements.  These amounts are included as a component of accrued liabilities in our consolidated balance sheets.

We pay the estate of the late Dr. Stephen R. Covey a percentage of the royalty proceeds received from the sale of certain books that were authored by him.  During fiscal 2015, 2014, and 2013, we expensed $0.1 million, $0.3 million, and $0.7 million for royalties under these agreements.  At August 31, 2015 and 2014, we had $0.1 million and zero accrued, respectively, for payment to the estate of the former Vice-Chairman under these royalty agreements.  Amounts payable to the estate of Dr. Stephen R. Covey were included as components of accrued liabilities in our consolidated balance sheets.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control—Integrated Framework as issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework).  Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this annual report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended August 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is incorporated by reference to the sections entitled “Nominees for Election to the Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Board of Director Meetings and Committees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 22, 2016.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 22, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Plan Category	[a] Number of securities to be issued upon exercise of outstanding options, warrants, and rights		[b] Weighted-average exercise price of outstanding options, warrants, and rights	[c] Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders(1)(4)	896	(2)	$11.41	1,454	(3)

(1)	Excludes 24,210 shares of unvested (restricted) stock awards and stock units that are subject to forfeiture.

(2)
Amount includes 264,755 performance share awards that are expected to be awarded under the terms of various long-term incentive plans.  In some of the performance-based plans, the number of shares eventually awarded to participants is variable and based upon the achievement of specified financial performance goals related to cumulative operating income.  The weighted average exercise price of outstanding options, warrants, and rights does not include the impact of performance awards.  For further information on our share-based compensation plans, refer to the notes to our financial statements as presented in Item 8 of this report.

(3)
Amount is based upon the number of performance-based plan shares expected to be awarded at August 31, 2015 and may change in future periods based upon the achievement of specified goals and revisions to estimates.

(4)	At August 31, 2015, we had approximately 490,000 shares authorized for purchase by participants in our Employee Stock Purchase Plan.

The remaining information required by this Item is incorporated by reference to the section entitled “Principal Holders of Voting Securities” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 22, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 22, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees” in our definitive Proxy Statement for the annual meeting of shareholders, which is scheduled to be held on January 22, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         List of documents filed as part of this report:

1.
Financial Statements. The consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm thereon included in the Annual Report to Shareholders on Form 10-K for the year ended August 31, 2015, are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at August 31, 2015 and 2014

Consolidated Income Statements and Statements of Comprehensive Income for the fiscal years ended August 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2015, 2014, and 2013

Consolidated Statements of Shareholders’ Equity for the fiscal years ended August 31, 2015, 2014, and 2013

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

3.	Exhibit List.

Exhibit No.	Exhibit	Incorporated By Reference	Filed Herewith
2.1	Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(11)
2.2	Amendment to Master Asset Purchase Agreement between Franklin Covey Products, LLC and Franklin Covey Co. dated May 22, 2008	(12)
3.1	Articles of Restatement dated March 4, 2005 amending and restating the Company’s Articles of Incorporation	(4)
3.2	Amendment to Amended and Restated Articles of Incorporation of Franklin Covey (Appendix C)	(7)
3.3	Amended and Restated Bylaws of Franklin Covey Co.	(19)
4.1	Specimen Certificate of the Registrant’s Common Stock, par value $.05 per share	(2)

4.2	Stockholder Agreements, dated May 11, 1999 and June 2, 1999	(3)
4.3	Registration Rights Agreement, dated June 2, 1999	(3)
4.4	Amended and Restated Shareholders Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)
4.5	Amended and Restated Registration Rights Agreement, dated as of March 8, 2005, between the Company and Knowledge Capital Investment Group	(4)
10.1*	Amended and Restated 2004 Employee Stock Purchase Plan	(10)
10.2*	Forms of Nonstatutory Stock Options	(1)
10.3	Warrant to Purchase Common Stock, dated March 8, 2005, to purchase 5,913,402 shares of Common Stock issued by the Company to Knowledge Capital Investment Group	(4)
10.4	Form of Warrant to purchase Common Stock to be issued by the Company to holders of Series A Preferred Stock other than Knowledge Capital Investment Group	(4)
10.5	Master Lease Agreement, dated June 17, 2005, between Franklin SaltLake LLC (Landlord) and Franklin Development Corporation (Tenant)	(5)
10.6	Purchase and Sale Agreement and Escrow Instructions between Levy Affiliated Holdings, LLC (Buyer) and Franklin Development Corporation (Seller) and Amendments	(5)
10.7	Redemption Extension Voting Agreement between Franklin Covey Co. and Knowledge Capital Investment Group, dated October 20, 2005	(6)
10.8	Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated April 1, 2001	(8)
10.9	Additional Services Addendum No. 1 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(8)
10.10	Amendment No. 2 to Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services LLC, dated June 30, 2001	(8)
10.11	Amendment No. 6 to the Agreement for Information Technology Services between each of Franklin Covey Co., Electronic Data Systems Corporation, and EDS Information Services L.L.C. dated April 1, 2006	(9)
10.12	Master License Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(13)
10.13	Supply Agreement between Franklin Covey Products, LLC and Franklin Covey Product Sales, Inc.	(13)

10.14	Master Shared Services Agreement between The Franklin Covey Products Companies and the Shared Services Companies	(13)
10.15	Amended and Restated Operating Agreement of Franklin Covey Products, LLC	(13)
10.16	Sublease Agreement between Franklin Development Corporation and Franklin Covey Products, LLC	(13)
10.17	Sub-Sublease Agreement between Franklin Covey Co. and Franklin Covey Products, LLC	(13)
10.18	General Services Agreement between Franklin Covey Co. and Electronic Data Systems, LLP (EDS) dated October 27, 2008	(14)
10.19	Asset Purchase Agreement by and Among Covey/Link, LLC, CoveyLink Worldwide LLC, Franklin Covey Co., and Franklin Covey Client Sales, Inc. dated December 31, 2008	(15)
10.20	Amended and Restated License of Intellectual Property by and Among Franklin Covey Co. and Covey/Link, LLC, dated December 31, 2008	(15)
10.21*	Franklin Covey Co. Second Amended and Restated 1992 Stock Incentive Plan	(16)
10.22	Amended and Restated Credit Agreement by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 14, 2011	(17)
10.23	Amended and Restated Security Agreement by and among Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011	(17)
10.24	Amended and Restated Repayment Guaranty by and among Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc., and JPMorgan Chase Bank, N.A., dated March 14, 2011	(17)
10.25	Secured Promissory Note between Franklin Covey Co. and JPMorgan Chase Bank, N.A. for $10.0 million revolving loan, dated March 14, 2011	(17)
10.26	Agreement dated July 26, 2011, between Franklin Covey Co., and Knowledge Capital Investment Group	(18)
10.27	First Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated March 13, 2012	(20)
10.28	Consent and Agreement of Guarantor by and between Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc. and JPMorgan Chase Bank, N.A., dated March 13, 2012	(20)
10.29	Second Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co., dated June 15, 2012	(21)

10.30	Consent and Agreement of Guarantor by and between Franklin Covey Co., Franklin Development Corporation, Franklin Covey Travel, Inc., Franklin Covey Client Sales, Inc. and JPMorgan Chase Bank, N.A., dated June 15, 2012	(21)
10.31*	Form of Change in Control Severance Agreement	(22)
10.32	Asset Purchase Agreement made as of March 11, 2013 by and among NinetyFive 5 LLC and Franklin Covey Client Sales, Inc. and other parties thereto	(23)
10.33	Third Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 25, 2013	(24)
10.34	Consent and Agreement of Guarantor by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 25, 2013	(24)
10.35*	Franklin Covey Co. 2015 Omnibus Incentive Plan	(25)
10.36	Fourth Modification Agreement by and among JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 31, 2015	(26)
10.37	Consent and Agreement of Guarantor by and between JPMorgan Chase Bank, N.A. and Franklin Covey Co. dated March 31, 2015	(26)
21	Subsidiaries of the Registrant		éé
23	Consent of Independent Registered Public Accounting Firm		éé
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer		éé
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer		éé
32	Section 1350 Certifications		éé
101.INS	XBRL Instance Document		éé
101.SCH	XBRL Taxonomy Extension Schema		éé
101.CAL	XBRL Taxonomy Extension Calculation Linkbase		éé
101.DEF	XBRL Taxonomy Extension Definition Linkbase		éé
101.LAB	XBRL Taxonomy Extension Label Linkbase		éé
101.PRE	XBRL Extension Presentation Linkbase		éé

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the Commission on April 17, 1992, Registration No. 33-47283.
(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1992, Registration No. 33-47283.
(3)	Incorporated by reference to Schedule 13D (CUSIP No. 534691090 as filed with the Commission on June 14, 1999). Registration No. 005-43123.
(4)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 10, 2005.**
(5)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 27, 2005.**
(6)	Incorporated by reference to Report on Form 8-K filed with the Commission on October 24, 2005.**
(7)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A filed with the Commission on December 12, 2005.**

(8)	Incorporated by reference to Report on Form 10-Q filed July 10, 2001, for the quarter ended May 26, 2001.**
(9)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 5, 2006.**
(10)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on February 1, 2005.**
(11)	Incorporated by reference to Report on Form 8-K/A filed with the Commission on May 29, 2008.**
(12)	Incorporated by reference to Report on Form 10-Q filed July 10, 2008, for the Quarter ended May 31, 2008.**
(13)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 11, 2008.**
(14)	Incorporated by reference to Report on Form 10-K filed with the Commission on November 14, 2008.**
(15)	Incorporated by reference to Report on Form 10-Q filed with the Commission on April 9, 2009.**
(16)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 15, 2010.**
(17)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 17, 2011.**
(18)	Incorporated by reference to Report on Form 8-K filed with the Commission on July 28, 2011.**
(19)	Incorporated by reference to Report on Form 8-K filed with the Commission on February 1, 2012.**
(20)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 15, 2012.**
(21)	Incorporated by reference to Report on Form 8-K filed with the Commission on June 19, 2012.**
(22)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2012.**
(23)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 14, 2013.**
(24)	Incorporated by reference to Report on Form 8-K filed with the Commission on March 27, 2013.**
(25)	Incorporated by reference to Definitive Proxy Statement on Form DEF 14A (Appendix A) filed with the Commission on December 22, 2014.**
(26)	Incorporated by reference to Report on Form 8-K filed with the Commission on April 2, 2015.**

éé  Filed herewith and attached to this report.
*       Indicates a management contract or compensatory plan or agreement.
**     Registration No. 001-11107.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2015.

FRANKLIN COVEY CO.

By:	/s/ Robert A. Whitman
Robert A. Whitman Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert A. Whitman	Chairman of the Board and Chief Executive Officer	November 12, 2015
Robert A. Whitman
/s/ Clayton M. Christensen	Director	November 12, 2015
Clayton M. Christensen
/s/ Michael Fung	Director	November 12, 2015
Michael Fung
/s/ Dennis G. Heiner	Director	November 12, 2015
Dennis G. Heiner
/s/ Donald J. McNamara	Director	November 12, 2015
Donald J. McNamara
/s/ Joel C. Peterson	Director	November 12, 2015
Joel C. Peterson
/s/ E. Kay Stepp	Director	November 12, 2015
E. Kay Stepp
/s/ Stephen D. Young	Chief Financial Officer and Chief Accounting Officer	November 12, 2015
Stephen D. Young