Form 10-Q
period 2015-11-28
FRANKLIN COVEY CO
filed 2016-01-07
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2015

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

16,233,107 shares of Common Stock as of December 31, 2015

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	November 28,	August 31,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,324	$16,234
Accounts receivable, less allowance for doubtful accounts of $1,404 and $1,333	49,688	65,182
Receivable from related party	3,168	2,425
Inventories	4,196	3,949
Income taxes receivable	432	-
Deferred income tax assets	2,472	2,479
Prepaid expenses and other current assets	5,560	5,156
Total current assets	87,840	95,425

Property and equipment, net	15,428	15,499
Intangible assets, net	52,539	53,449
Goodwill	19,903	19,903
Long-term receivable from related party	1,622	1,562
Other long-term assets	14,177	14,807
	$191,509	$200,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$1,519	$1,473
Accounts payable	6,201	8,306
Income taxes payable	-	221
Accrued liabilities	21,391	29,634
Total current liabilities	29,111	39,634

Financing obligation, less current portion	24,205	24,605
Other liabilities	3,931	3,802
Deferred income tax liabilities	7,178	7,098
Total liabilities	64,425	75,139

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	209,295	208,635
Retained earnings	70,402	69,612
Accumulated other comprehensive income	93	192
Treasury stock at cost, 10,893 shares and 10,909 shares	(154,059)	(154,286)
Total shareholders’ equity	127,084	125,506
	$191,509	$200,645

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per-share amounts)

	Quarter Ended
	November 28,	November 29,
	2015	2014
	(unaudited)
Net sales:
Training and consulting services	$43,194	$45,473
Products	912	1,314
Leasing	1,112	1,088
	45,218	47,875
Cost of sales:
Training and consulting services	14,058	15,421
Products	522	637
Leasing	567	613
	15,147	16,671
Gross profit	30,071	31,204

Selling, general, and administrative	26,489	25,699
Depreciation	912	964
Amortization	910	953
Income from operations	1,760	3,588

Interest income	77	111
Interest expense	(541)	(539)
Discount on related party receivable	-	(130)
Income before income taxes	1,296	3,030
Income tax provision	(506)	(1,202)
Net income	$790	$1,828

Net income per share:
Basic	$0.05	$0.11
Diluted	0.05	0.11

Weighted average number of common shares:
Basic	16,218	16,870
Diluted	16,352	17,092

COMPREHENSIVE INCOME
Net income	$790	$1,828
Foreign currency translation adjustments,
net of tax benefits of $52 and $351	(99)	(652)
Comprehensive income	$691	$1,176

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarter Ended
	November 28,	November 29,
	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$790	$1,828
Adjustments to reconcile net income to net cash provided
by (used for) operating activities:
Depreciation and amortization	1,822	1,917
Share-based compensation expense	763	402
Amortization of capitalized curriculum costs	895	932
Deferred income taxes	135	730
Increase (reduction) to estimated earn out liability	130	(28)
Changes in assets and liabilities:
Decrease in accounts receivable, net	15,410	7,373
Increase in inventories	(260)	(128)
Increase in receivable from related party	(803)	(522)
Increase in prepaid expenses and other assets	(585)	(209)
Decrease in accounts payable and accrued liabilities	(10,531)	(14,155)
Decrease (increase) in income taxes payable/receivable	(657)	(63)
Decrease in other long-term liabilities	-	67
Net cash provided by (used for) operating activities	7,109	(1,856)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(630)	(517)
Curriculum development costs	(106)	(249)
Net cash used for investing activities	(736)	(766)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on financing obligation	(355)	(317)
Purchases of common stock for treasury	(34)	(56)
Proceeds from sales of common stock held in treasury	158	162
Net cash used for financing activities	(231)	(211)
Effect of foreign currency exchange rates on cash and cash equivalents	(52)	(79)
Net increase (decrease) in cash and cash equivalents	6,090	(2,912)
Cash and cash equivalents at the beginning of the period	16,234	10,483
Cash and cash equivalents at the end of the period	$22,324	$7,571

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,025	$484
Cash paid for interest	541	539

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$355	$54

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

3.
Global Capability – We operate three regional sales offices and a government services office in the United States; wholly-owned subsidiaries in Australia, Japan, and the United Kingdom; and contract with licensee partners who deliver our curriculum and provide services in over 150 other countries and territories around the world.

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended August 31, 2015.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that end on November 28, 2015, February 27, 2016, and May 28, 2016 during fiscal 2016.  Under the modified 52/53-week fiscal year, the quarter ended November 28, 2015 had one less business day than the quarter ended November 29, 2014.  Unless otherwise noted, references to fiscal years apply to the 12 months ended on August 31 of the specified year.

The results of operations for the quarter ended November 28, 2015 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2016, or for any future periods.

At November 28, 2015, the carrying value of our financial instruments approximated their fair values.  The fair value of the contingent earn out payment liability from the acquisition of Ninety-Five 5, LLC in a prior period is considered a “level 3” measurement because we estimate projected earnings during the earn out period utilizing various potential pay-out scenarios.  There have been no significant changes in our valuation process, key assumptions, or sensitivity to change in such assumptions from those disclosed at August 31, 2015.  During the quarter ended November 28, 2015 the fair value of this liability increased $0.1 million to $2.6 million, which is recorded as a component of other long-term liabilities on our consolidated balance sheet.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands).

	November 28,	August 31,
	2015	2015
Finished goods	$4,171	$3,914
Raw materials	25	35
	$4,196	$3,949

NOTE 3 – SHARE-BASED COMPENSATION

The cost of our share-based compensation plans is included in selling, general, and administrative expenses in the accompanying condensed consolidated income statements.  The total cost of our share-based compensation plans was as follows for the periods presented (in thousands):

	Quarter Ended
	November 28,	November 29,
	2015	2014
Performance awards	$625	$298
Unvested share awards	112	75
Employee stock purchase plan	26	29
	$763	$402

During the quarter November 28, 2015, we issued approximately 18,000 shares of our common stock to employees for various share-based compensation awards.  The following is a description of developments in our share-based compensation plans during the quarter ended November 28, 2015.

Performance Awards

On November 12, 2015, the Organization and Compensation Committee of the Board of Directors granted new performance-based equity awards for our executive officers and members of senior management.  A total of 231,276 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) and increased sales of Organizational Development Suite (OD Suite) offerings as shown below.  The OD Suite is defined as Leadership, Productivity, and Trust practice sales.

Adjusted EBITDA			OD Suite Sales
Award			Award
Goal	Number of	Tranche	Goal	Number of	Tranche
(thousands)	Shares	Status	(thousands)	Shares	Status
$36,000	53,964	not vested	$107,000	23,128	not vested
$40,000	53,964	not vested	$116,000	23,128	not vested
$44,000	53,964	not vested	$125,000	23,128	not vested
	161,892			69,384

These performance awards have a maximum life of six years and compensation expense is recognized as we determine it is probable that the shares will vest.  Adjustments to compensation expense to reflect the timing of and the number of shares expected to be awarded will be made on a cumulative basis at the date of the adjustment.

Compensation expense recognized during the quarter ended November 28, 2015 for performance awards includes expense related to awards granted in previous periods for which the performance targets are probable of being achieved.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter ended November 28, 2015, we issued 11,025 shares of our common stock to participants in the ESPP.

NOTE 4 – EARNINGS PER SHARE

The following is a reconciliation from basic earnings per share (EPS) to diluted EPS (in thousands, except per-share amounts).

	Quarter Ended
	November 28,	November 29,
	2015	2014
Numerator for basic and
diluted earnings per share:
Net income	$790	$1,828

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	16,218	16,870
Effect of dilutive securities:
Stock options and other
share-based awards	134	222
Diluted weighted average
shares outstanding	16,352	17,092

EPS Calculations:
Net income per share:
Basic	$0.05	$0.11
Diluted	0.05	0.11

Other securities, including performance share-based compensation instruments, may have a dilutive effect on our EPS calculation in future periods if our financial results reach specified targets.

NOTE 5 – SEGMENT INFORMATION

Our sales are primarily comprised of training and consulting sales and related products.  Effective September 1, 2015, we reorganized our internal reporting structure to include four new divisions and a corporate services group in order to facilitate future growth opportunities.  A brief description of these new operating divisions is as follows:

•
Direct Offices – This division includes our geographic sales offices that serve the United States and Canada, our international sales offices located in Japan, the United Kingdom, and Australia, and our public program operations.  This division is led by Paul S. Walker, who was named an executive vice-president of the Company on September 1, 2015.

•
Strategic Markets – This division includes our government services office, Sales Performance practice, Customer Loyalty practice, and a new “Global 50” group, which is specifically focused on sales to large, multi-national organizations.  The strategic markets division is led by Shawn D. Moon.

•	Education Practice – This division includes our domestic and international Education practice operations (focused on sales to educational institutions) and is led by M. Sean Covey.

•	Licensee Division – This division is primarily comprised of our international licensees’ royalty revenues and is led by M. Sean Covey.

•	Corporate and Other – Our corporate and other information includes leasing income, shipping and handling revenues, book and audio sales, and certain corporate operating expenses.

The Company’s chief operating decision maker continues to be the Chief Executive Officer (CEO), and the primary measurement tool used in business unit performance analysis is Adjusted EBITDA, which may not be calculated as similarly titled amounts calculated by other companies.  For enterprise reporting purposes, our consolidated Adjusted EBITDA can be calculated as our income from operations excluding share-based compensation, depreciation expense, amortization expense, and certain other charges such as adjustments for changes in the fair value of contingent earn out liabilities from previous business acquisitions.  Assets are not allocated to the divisions for analysis purposes.

The enterprise information presented below for the first quarter of fiscal 2015 has been revised to be comparable with the new divisional structure described above.  We account for our enterprise information on the same basis as the accompanying condensed consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)

	Sales to
Quarter Ended	External		Adjusted
November 28, 2015	Customers	Gross Profit	EBITDA	Depreciation	Amortization

Direct offices	$23,661	$16,580	$2,644	$73	$1
Strategic markets	7,184	4,501	841	70	246
Education practice	8,005	4,499	183	1	-
International licensees	4,684	3,622	2,501	1	-
Total	43,534	29,202	6,169	145	247
Corporate and eliminations	1,684	869	(1,694)	767	663
Consolidated	$45,218	$30,071	$4,475	$912	$910

Quarter Ended
November 29, 2014

Direct offices	$25,476	$17,439	$2,933	$87	$1
Strategic markets	9,801	6,314	2,833	32	283
Education practice	5,918	3,218	(664)	1	-
International licensees	4,539	3,457	2,087	2	-
Total	45,734	30,428	7,189	122	284
Corporate and eliminations	2,141	776	(1,310)	842	669
Consolidated	$47,875	$31,204	$5,879	$964	$953

A reconciliation of our consolidated Adjusted EBITDA to consolidated income before income taxes is provided below (in thousands).

	Quarter Ended
	November 28,	November 29,
	2015	2014
Enterprise Adjusted EBITDA	$6,169	$7,189
Corporate expenses	(1,694)	(1,310)
Consolidated Adjusted EBITDA	4,475	5,879
Share-based compensation expense	(763)	(402)
Reduction (increase) to contingent earn
out liability	(130)	28
Depreciation	(912)	(964)
Amortization	(910)	(953)
Income from operations	1,760	3,588
Interest income	77	111
Interest expense	(541)	(539)
Discount on related party receivable	-	(130)
Income before income taxes	$1,296	$3,030

We reassess the fair value of expected contingent consideration and the corresponding liability resulting from the fiscal 2013 acquisition of NinetyFive 5, LLC (Ninety Five 5) each period.  The increase to the liability during the quarter ended November 28, 2015 totaled approximately $130,000 and is reflected in selling, general, and administrative expenses on our consolidated income statements.  However, the impact of these adjustments is not included in our consolidated Adjusted EBITDA calculations as shown above.

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

We are required to account for our investment in FCOP using the equity method of accounting.  However, we have not recorded our share of FCOP’s losses in the accompanying condensed consolidated income statements because we have impaired and written off investment balances in previous periods, as defined within the applicable accounting guidance, in excess of our share of FCOP’s losses through November 28, 2015.

Our primary exposure related to FCOP is from amounts owed to us by FCOP.  We receive reimbursement from FCOP for certain operating costs and for working capital or other advances that we may make to FCOP although we are not contractually required to make advances to FCOP.

The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.  The majority of FCOP’s sales and cash flows are seasonal and occur between October and January.  Accordingly, we generally receive payment on outstanding receivables during our second and third quarters of each fiscal year.  We had $4.8 million (net of $1.0 million discount) receivable at November 28, 2015 and $4.0 million (net of $1.0 million discount) receivable at August 31, 2015 from FCOP, which are classified as components of current and long-term assets in our condensed consolidated balance sheets based on expected payment dates.  The long-term receivables have been discounted using a rate of 15 percent.

NOTE 7 – SUBSEQUENT EVENTS

Dutch Auction Tender Offer

On December 8, 2015 we announced that our Board of Directors approved a modified Dutch auction tender offer for up to $35.0 million in value of shares of our common stock at a price within (and including) the range of $15.50 to $17.75 per share.  The tender offer commenced on December 14, 2015, and will expire at 11:59 p.m. Eastern time, on January 12, 2016, unless extended by Franklin Covey.  Tenders of our common stock must be made prior to the expiration of the tender offer and may be withdrawn at any time prior to the expiration of the tender offer.  The tender offer is subject to terms and conditions described in the Offer to Purchase filed with the SEC on December 14, 2015 and distributed to shareholders.

We intend to finance the tender offer primarily from (i) available cash and (ii) either our existing revolving line of credit or, if in place prior to the expiration of the tender offer, a new $20.0 million term loan.

This report is not an offer to purchase or a solicitation of an offer to sell the Company’s securities.  The solicitation and the offer to purchase the securities will only be made pursuant to the Offer to Purchase and related materials.  The Company filed a Tender Offer Statement on Schedule TO with respect to the tender offer on December 14, 2015.

The Company’s shareholders are advised to read the Schedule TO (including an offer to purchase, a related letter of transmittal and other offer documents), as each may be amended or supplemented from time to time, and any other relevant documents filed with the SEC when they become available, before making any decision with respect to the tender offer because these documents contain important information about the proposed transaction and the parties thereto.

Investors and shareholders may obtain free copies of the Schedule TO, as amended or supplemented from time to time, and other documents filed by the Company, at the SEC’s website at www.sec.gov, by contacting the Company by mail at 2200 West Parkway Blvd., Salt Lake City, UT 84119, by telephone at (801) 817-1776, or through the investor relations portion of the Company’s website at www.franklincovey.com.

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

We suggest that the following discussion and analysis be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended August 31, 2015.

RESULTS OF OPERATIONS

Overview

The first quarter of our fiscal year includes the months of September, October, and November.  Our first quarter of fiscal 2016 ended on November 28, 2015 and the first quarter of the prior year ended on November 29, 2014.

Consolidated revenues for the quarter ended November 28, 2015 were $45.2 million compared with $47.9 million in the first quarter of the prior year.  Compared with the prior year, sales declined primarily due to a $2.7 million decrease in government services sales resulting from a contract that was renewed in the first quarter of fiscal 2015 but has not been opened for renewal in fiscal 2016; $1.0 million of adverse impact from foreign exchange rates as the U.S. dollar strengthened against various currencies compared with the prior year; a $0.7 million decrease resulting from the timing of a contract with an external public programs provider; and a $0.6 million decrease in domestic regional office sales reflecting soft economic conditions, especially in our western region, which has many oil and gas industry clients.  Partially offsetting these declines were a $2.1 million, or 35 percent, increase in Education practice sales, and increased international licensee revenues.  Excluding the impact of foreign exchange rates, international licensee sales increased 11 percent compared with the prior year.  Further information regarding first quarter sales performance in our new divisions may be found later in this management’s discussion and analysis.

Gross profit was $30.1 million, compared with $31.2 million in the prior year, and decreased due to sales activity as previously described.  Operating expenses increased by $0.7 million compared with the prior year primarily due to a $0.8 million increase in selling, general, and administrative expenses, reflecting increased investments in the hiring of new sales and sales-related personnel, which was partially offset by decreased depreciation and amortization expense.  Our income from operations for the quarter ended November 28, 2015 was adversely impacted by $0.6 million from foreign exchange and totaled $1.8 million, compared with $3.6 million in the first quarter of the prior year, reflecting the combination of the factors noted above.  Our income before income taxes was $1.3 million compared with $3.0 million in the prior year.  Net income for the first quarter of fiscal 2016 was $0.8 million, or $0.05 per diluted share, compared with $1.8 million, or $0.11 per diluted share, in the first quarter of fiscal 2015.

The primary factors that influenced our operating results for the quarter ended November 28, 2015 were as follows:

•
Sales – Our consolidated net sales for the quarter ended November 28, 2015 were $45.2 million, compared with $47.9 million in the first quarter of fiscal 2015.  As previously described, our sales performance, when compared with the prior year, was adversely impacted by a large government contract that was renewed for $2.7 million in fiscal 2015, but was not re-bid in fiscal 2016 due to changes at the governmental agency, and by $1.0 million of adverse foreign exchange impact.  Further details regarding our sales performance are provided later in this management’s discussion and analysis.

•
Gross Profit – Our gross profit for the first quarter was $30.1 million compared with $31.2 million in the first quarter of the prior year and decreased due to lower sales.  Our consolidated gross margin, which is gross profit as a percentage of sales, improved to 66.5 percent compared with 65.2 percent in the prior year.  The improvement in gross margin was primarily due to increased facilitator sales, which have higher margins than onsite programs, and by lower costs for events and online course offerings.

•
Operating Expenses – Our operating expenses increased by $0.7 million compared with the first quarter of fiscal 2015, which was due to a $0.8 million increase in selling, general, and administrative expenses, and was partially offset by decreased depreciation and amortization expense.

•
Cash Flows from Operating Activities – Our cash flows provided by operating activities increased $9.0 million to $7.1 million in the first quarter of fiscal 2016 compared with net cash used for operating activities of $1.9 million in the first quarter of fiscal 2015.  The improvement was primarily due to increased collections of accounts receivable and reduced cash used to pay accrued liabilities and accounts payable from seasonally high August 31 balances.  At November 28, 2015 we had $22.3 million of cash, with no borrowings on our revolving line of credit facility.

•
Foreign Currency Translation – The strengthening U.S. dollar had an adverse impact on our sales and operations during the first quarter of fiscal 2016 as we translated the financial statements of our directly owned foreign offices and royalty revenues from our international licensees.  Our net sales were reduced by $1.0 million and our operating income was reduced by $0.6 million due to changes in exchange rates compared with the prior year.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.  The following table sets forth consolidated sales data by category and by our primary delivery channels for the periods indicated (in thousands).

	Quarter Ended
	November 28, 2015	November 29, 2014	Percent Change
Sales by Category:
Training and consulting services	$43,194	$45,473	(5)
Products	912	1,314	(31)
Leasing	1,112	1,088	2
	$45,218	$47,875	(6)

Sales by Division:
Direct offices	$23,661	$25,476	(7)
Strategic Markets	7,184	9,801	(27)
Education practice	8,005	5,918	35
International licensees	4,684	4,539	3
Corporate and other	1,684	2,141	(21)
	$45,218	$47,875	(6)

Quarter Ended November 28, 2015 Compared with the Quarter Ended November 29, 2014

Sales

We offer a variety of training courses, consulting services, and training-related products that are focused on solving organizational problems that require a change in human behavior.  Our training and consulting solutions are provided both domestically and internationally through our sales force, client facilitators, international licensees, and the internet on various web-based delivery platforms.  The following sales analysis for the quarter ended November 28, 2015 is based on activity through our new divisions as shown above.

Direct Offices – This channel includes our three regional sales offices that serve clients in the United States and Canada; our directly owned international offices in Japan, the United Kingdom, and Australia; and our public program operations.  The $1.8 million decrease in sales through our direct offices was primarily due to the timing of a $0.7 million contract with a company that provides public programs, $0.6 million of negative foreign exchange impact on sales through our international direct offices and sales in Canada, and a $0.6 million decrease in sales from our domestic regional offices.

We have a contract with an unrelated, well-known training company that offers our curriculums in programs available to the public in various locations in the United States and Canada.  In connection with the annual contract, this training company purchases training materials from us to accompany the training presentations and then pays us royalties based on programs delivered.  The new contract was signed during the fourth quarter of fiscal 2015 rather than the first quarter as in the prior year.  Our offices in Australia and Japan had increased sales when denominated in local currency, and revenues decreased by less than one percent at our office in the United Kingdom in local currency.  However, when translated into U.S. dollars, each of the offices’ sales decreased compared with the prior year.  The adverse foreign exchange impact totaled $0.5 million on our international direct office sales.  Our domestic regional office sales were impacted by local economic conditions, especially from activity in the oil and gas industry, which contributed to a $0.4 million decrease in sales at our western region when compared with the prior year.  Sales through domestic regional offices into Canada were also adversely impacted by the effects of foreign exchange rates, which totaled $0.1 million for the first quarter of fiscal 2016.

While sales performance through our direct office division were disappointing during the quarter, we are encouraged by strengthening business pipelines.  However, the actual delivery of training and services may be different than we expect due to circumstances that are beyond our control.  In addition, foreign exchange rates may continue to have an adverse impact on our direct office sales during fiscal 2016, when compared with the prior year.

Strategic Markets – This division includes our government services office, Sales Performance practice, Customer Loyalty practice, and the new “Global 50” group, which is specifically focused on sales to large, multi-national organizations.  The $2.6 million decrease in sales was due to the renewal of a large government contract in the first quarter of fiscal 2015, which did not repeat in fiscal 2016, and a $0.4 million decrease in Customer Loyalty practice sales.  In the first quarter of fiscal 2015, we renewed a contract with a federal agency, which totaled $2.7 million.  However, due to administrative changes at the federal agency, the contract has not been open for renewal bids and may not be reopened during fiscal 2016.  Accordingly, our government services revenues may decline during fiscal 2016 when compared with fiscal 2015.  Our Customer Loyalty practice sales decreased primarily due to the termination of a contract with a large, multi-unit retailer.  We hope to obtain new contracts in this division from the Customer Loyalty practice and from our new “Global 50” group that we believe will improve sales performance during the remainder of fiscal 2016.

Education Practice – Our Education practice division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed The Leader In Me program designed for students primarily in K-6 elementary schools.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to a $2.1 million increase in Education practice revenues compared with the prior year.  Sales of subscription services during fiscal 2015 also improved sales in the first quarter as we recognized a portion of the revenue that was deferred in previous periods.  We continue to make substantial investments in new sales personnel for our Education practice and expect that our sales will continue to grow compared with prior periods in the future.  Consistent with prior years, we expect the majority of sales growth from our Education practice to occur during our fourth fiscal quarter.

International Licensees – In countries or foreign locations where we do not have a directly-owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  Our international licensee royalties during the quarter ended November 28, 2015 were impacted by $0.4 million of adverse foreign exchange rates.  Excluding the impact of foreign exchange, our international licensee royalties increased by 11 percent compared with the prior year.  While we are confident in our international licensee partners’ ability to grow during fiscal 2016, increased international volatility and a strengthening U.S. dollar may have an adverse impact on our licensee revenues when compared with prior periods.

Corporate and other – Our “corporate and other” sales are mainly comprised of leasing, books and audio product sales, and shipping and handling revenues.  These sales decreased primarily due to a $0.3 million decrease in books and audio revenues and a $0.2 million decrease in shipping and handling revenues.  Our book and audio revenues are impacted by the timing of new publications and associated royalties.  We did not release any new publications during the first quarter of fiscal 2016, but expect to release new publications later in fiscal 2016.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended November 28, 2015, our consolidated gross profit was $30.1 million compared with $31.2 million in the first quarter of the prior year.  The decrease was primarily due to decreased sales as previously described.  Our gross margin for the quarter ended November 28, 2015 increased to 66.5 percent of sales compared with 65.2 percent in the first quarter of the prior year.  The improvement in gross margin was primarily due to a change in the mix of sales which resulted in increased facilitator sales (and less onsite presentations), decreased costs and incentives associated with introductory program events, and decreased costs associated with our online offerings as we restructured our online program operations during the first quarter of fiscal 2016.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

	Quarter Ended
	November 28, 2015	November 29, 2014	$ Change	% Change
Selling, general, and administrative	$26,489	$25,699	$790	3
Depreciation	912	964	(52)	(5)
Amortization	910	953	(43)	(5)
	$28,311	$27,616	$695	3

Selling, General and Administrative – The increase in selling, general, and administrative (SG&A) expenses was primarily due to a $1.0 million increase in new sales, sales related, and administrative personnel, and a $0.4 million increase in non-cash share-based compensation expense.  We continue to invest in new sales personnel and we had 192 client partners at November 28, 2015 compared with 174 client partners at November 29, 2014.  Partially offsetting these increases were $0.5 million of reduced sales conference costs and cost savings in various other areas of our operations.

Depreciation – Depreciation expense decreased slightly due to the timing of capital asset purchases during the first quarter of fiscal 2016 and in prior periods.  Based on previous property and equipment acquisitions and expected capital asset activity during fiscal 2016, we expect our depreciation expense will total approximately $4.3 million in fiscal 2016.

Amortization – Our consolidated amortization expense decreased slightly compared with the prior year due to the amortization of previously acquired intangibles, which are amortized more heavily early in their estimated useful lives.  We currently expect our amortization expense from definite-lived intangible assets will total $3.3 million in fiscal 2016.

Discount on Related Party Receivable

We record receivables from FCOP for reimbursement of certain operating costs, such as rent and shared services (e.g. mail services), and for working capital and other advances that we make, even though we are not contractually required to make advances or absorb the losses of FCOP.  Based on expected payment, some of the receivables recorded during the first quarter of fiscal 2015 were classified as long-term receivables and were required to be recorded at net present value.  We discounted these additions to the long-term FCOP receivable based on forecasted repayments at a discount rate of 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP.  Our ability to record future amounts receivable from FCOP is based on estimates of the anticipated cash flows of FCOP that support the collectability of these receivables.

Income Taxes

Our effective income tax rate for the quarter ended November 28, 2015 approximated statutory rates and was 39.0 percent compared with 39.7 percent in the first quarter of the prior year.  Although we paid $1.0 million in cash for income taxes during the quarter ended November 28, 2015, we anticipate that our total cash paid for income taxes will be less than our income tax provision from fiscal 2016 through fiscal 2017 as we utilize foreign tax credit carryforwards and other deferred income tax assets.  After utilization of our foreign tax credit carryforwards, which we currently expect to be fully used by the end of fiscal 2017, we anticipate that our cash paid for income taxes will increase and approximate our annual income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 28, 2015 was $22.3 million, with no borrowings on our line of credit, compared with $16.2 million of cash at August 31, 2015.  Our net working capital (current assets less current liabilities) increased to $58.7 million at November 28, 2015 compared with $55.8 million at August 31, 2015.  Of our $22.3 million in cash at November 28, 2015, $10.9 million was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and proceeds from our $30.0 million revolving line of credit facility.  Our primary uses of liquidity include payments for operating activities, capital expenditures (including curriculum development), working capital expansion, repayment of our financing obligation, and purchases of our common stock.

On December 8, 2015 we announced that our Board of Directors approved a modified Dutch auction tender offer for up to $35.0 million in value of shares of our common stock at a price within (and including) the range of $15.50 to $17.75 per share.  The tender offer commenced on December 14, 2015, and will expire at 11:59 p.m. Eastern time, on January 12, 2016, unless extended by Franklin Covey.  The tender offer is subject to terms and conditions described in the Offer to Purchase filed with the Securities and Exchange Commission on December 14, 2015 and distributed to shareholders.  We intend to finance the tender offer primarily from (i) available cash and (ii) either our existing revolving line of credit or, if in place prior to the expiration of the tender offer, a new $20.0 million term loan.

This report is not an offer to purchase or a solicitation of an offer to sell the Company’s securities.  The solicitation and the offer to purchase the securities will only be made pursuant to the Offer to Purchase and related materials.  The Company filed a Tender Offer Statement on Schedule TO with respect to the tender offer on December 14, 2015.

The Company’s shareholders are advised to read the Schedule TO (including an offer to purchase, a related letter of transmittal and other offer documents), as each may be amended or supplemented from time to time, and any other relevant documents filed with the SEC when they become available, before making any decision with respect to the tender offer because these documents contain important information about the proposed transaction and the parties thereto.

Investors and shareholders may obtain free copies of the Schedule TO, as amended or supplemented from time to time, and other documents filed by the Company, at the SEC’s website at www.sec.gov, by contacting the Company by mail at 2200 West Parkway Blvd., Salt Lake City, UT 84119, by telephone at (801) 817-1776, or through the investor relations portion of the Company’s website at www.franklincovey.com.

We may use the proceeds from our line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the line of credit agreement.  The line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.  Our existing line of credit agreement expires in March 2018.  In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including (i) a funded debt to EBITDAR ratio requirement of less than 3.00 to 1.00; (ii) a fixed charge coverage ratio requirement in excess of 1.5 to 1.0; (iii) an $8.0 million limitation on capital expenditures, excluding capitalized curriculum development; and (iv) the outstanding balance of the line of credit may not exceed 150 percent of our consolidated accounts receivable.  At November 28, 2015, we believe that we were in compliance with the terms and financial covenants applicable to our line of credit facility.

In addition to available borrowings on our revolving line of credit facility, we have a long-term lease on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the quarter ended November 28, 2015.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Our cash flows provided by operating activities during the first quarter of fiscal 2016 increased $9.0 million to $7.1 million compared with net cash used of $1.9 million in the first quarter of the prior year.  During the first quarter of fiscal quarter 2016, our cash flows from operating activities were impacted by improved collections of seasonally high accounts receivable and by reduced payments of seasonally high accrued liability (primarily due to lower year-end bonuses) and accounts payable balances.

Although our collections of accounts receivable improved significantly during the first quarter of fiscal 2016, our overall collections continue to be hampered by slower-than-anticipated collections from governmental sales, including Education practice sales, licensees, and longer payment terms on certain services contracts.  The longer payment terms granted to certain clients were within our normal credit policy.  We anticipate that these collection trends may continue throughout the remainder of fiscal 2016.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the quarter ended November 28, 2015 totaled $0.7 million.  Our primary uses of cash for investing activities included purchases of property and equipment, in the normal course of business, and curriculum development.

Our purchases of property and equipment, which totaled $0.6 million, consisted primarily of computer hardware, software, and leasehold improvements.  We currently anticipate that our purchases of property and equipment will total approximately $7.0 million in fiscal 2016; however, we are in the process of replacing our existing enterprise resource planning software, which may result in increased capital spending compared with current expectations.

We spent $0.1 million during the first quarter of fiscal 2016 on the development of various curriculum offerings.  We believe continued investment in our offerings is critical to our future success and anticipate that our capital spending for curriculum development will total $4.2 million during fiscal 2016.

During fiscal 2013 we completed the acquisition of NinetyFive 5, an entity that provides sales success training services.  The consideration for the acquisition consisted of an initial $4.2 million payable in four installments through December 2013, and additional potential earn out payments up to a maximum of $8.5 million based on cumulative EBITDA as set forth in the purchase agreement.  We also have a contingent payment liability to the former owners of NinetyFive 5 that is required to be recorded at fair value.  At November 28, 2015 the fair value of this liability was $2.6 million, which was recorded as a component of other long-term liabilities on our consolidated balance sheet.  Currently it is uncertain as to whether, or when, the various targets under the arrangement will be met; therefore, this potential liability will continue to be remeasured to fair value at the end of each reporting period.

Cash Flows From Financing Activities

During the first quarter of fiscal 2016 we used $0.2 million of net cash for financing activities.  Our uses of cash for financing activities consisted primarily of $0.4 million used for principal payments on our long-term financing obligation.  Partially offsetting these principal payments was $0.2 million of cash received from participants in our employee stock purchase plan.

During December 2015, our Board of Directors approved a modified Dutch auction tender offer whereby we may purchase up to $35.0 million in value of shares of our common stock.  For further information regarding the tender offer, please refer to the discussion found in the introduction of this Liquidity and Capital Analysis.  The completion of the tender offer will substantially increase our use of cash for financing activities during the second quarter of fiscal 2016.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligation, and meet other working capital requirements during fiscal 2016 through current cash balances, future cash flows from operating activities, and from borrowings on our existing line of credit and a new term loan facility.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available line of credit and other financing alternatives, if necessary, for these expenditures.  Our existing credit agreement expires on March 31, 2018 and we expect to renew this credit agreement regularly in future periods to maintain the availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Our required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) minimum operating lease payments primarily for domestic regional and foreign office space; 3) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; and 4) payments to HP Enterprise Services for outsourcing services related to information systems, warehousing, and distribution services.  We also have an obligation to pay contingent earn out payments to the former owners of Ninety Five 5, LLC if certain earnings thresholds are achieved.  However, the timing and amount of these earn out payments are uncertain at November 28, 2015.  There have been no significant changes to our expected required contractual obligations from those disclosed in our Form 10-K as of August 31, 2015.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

On May 28, 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board and is designed to create a single, principles-based process by which all businesses must calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and is required to be adopted in fiscal years beginning after December 15, 2016 and for interim periods therein.  The new standard may be applied using the “full retrospective” or “modified retrospective” approach.  As of November 28, 2015, we have not yet determined the method of adoption nor the impact that ASU No. 2014-09 will have on our reported revenue or results of operations.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting polices used to prepare our consolidated financial statements, including our revenue recognition policy, are outlined primarily in Note 1 to the consolidated financial statements presented in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended August 31, 2015.  Please refer to disclosures found in our Form 10-K for further information regarding our uses of estimates and critical accounting policies.  There have been no significant changes to our previously disclosed estimates or critical accounting policies.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales levels and financial results, future training and consulting sales activity, anticipated expenses, future gross margins, the expected completion of a previously announced tender offer in January 2016, the release of new services or products, the adequacy of existing capital resources, our ability to extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuations, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in our working capital, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of amounts receivable from FC Organizational Products LLC and others, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2015, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; foreign exchange rates and the strengthening U.S. dollar; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2015.  We did not utilize any foreign currency or interest rate derivative instruments during the quarter ended November 28, 2015.

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

PART II.  OTHER INFORMATION

Item 1A.        RISK FACTORS

For further information regarding our Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended November 28, 2015:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
September 1, 2015 to September 30, 2015	-		$-	-	$25,923

October 1, 2015 to October 31, 2015	-		-	-	25,923

November 1, 2015 to November 28, 2015	-		-	-	25,923

Total Common Shares	-	(2)	$-	-

(1)
On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 759,914 shares of our common stock for $14.1 million through November 28, 2015.  The Company will not repurchase shares under the repurchase plan during the period of the tender offer and for at least ten days after the completion of the tender offer.

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

(2)
Amount excludes 2,018 shares of our common stock that were withheld for minimum statutory taxes on share-based compensation awards issued to employees during the quarter ended November 28, 2015.  The withheld shares were valued at the market price on the date that the shares were distributed to participants and were acquired at weighted average price of $17.07 per share.

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

FRANKLIN COVEY CO.

Date:	January 7, 2016	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	January 7, 2016	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)