Form 10-Q/A
period 2015-11-28
FRANKLIN COVEY CO
filed 2016-01-08
CIK 886206

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to the Franklin Covey Co. quarterly report on Form 10-Q for the quarter ended November 28, 2015 filed with the Securities and Exchange Commission on January 7, 2016 (the Form 10-Q) is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date:	January 7, 2016	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	January 7, 2016	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)

Item 6.  EXHIBITS

(A)	Exhibits:
	31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer.*
	31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer.*
	32	Section 1350 Certifications.*
	101.INS	XBRL Instance Document.**
	101.SCH	XBRL Taxonomy Extension Schema Document.**
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
	101.DEF	XBRL Taxonomy Definition Linkbase Document.**
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
*
These exhibits were previously filed in the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2015, filed with the Securities and Exchange Commission on January 7, 2016.

	**	Filed herewith.