Form 10-Q
period 2016-02-27
FRANKLIN COVEY CO
filed 2016-04-07
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2016

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

14,297,803 shares of Common Stock as of March 31, 2016

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	February 27,	August 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,262	$16,234
Accounts receivable, less allowance for doubtful accounts of $1,534 and $1,333	48,547	65,182
Receivable from related party	1,533	2,425
Inventories	4,033	3,949
Income taxes receivable	1,204	-
Deferred income tax assets	2,518	2,479
Prepaid expenses and other current assets	6,449	5,156
Total current assets	69,546	95,425

Property and equipment, net	15,502	15,499
Intangible assets, net	51,634	53,449
Goodwill	19,903	19,903
Long-term receivable from related party	1,146	1,562
Other long-term assets	13,220	14,807
	$170,951	$200,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of financing obligation	$1,565	$1,473
Accounts payable	7,953	8,306
Income taxes payable	-	221
Accrued liabilities	22,294	29,634
Total current liabilities	31,812	39,634

Line of credit	10,071	-
Financing obligation, less current portion	23,796	24,605
Other liabilities	5,214	3,802
Deferred income tax liabilities	7,226	7,098
Total liabilities	78,119	75,139

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	210,034	208,635
Retained earnings	69,954	69,612
Accumulated other comprehensive income	318	192
Treasury stock at cost, 12,828 shares and 10,909 shares	(188,827)	(154,286)
Total shareholders’ equity	92,832	125,506
	$170,951	$200,645

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED INCOME STATEMENTS AND STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per-share amounts)

	Quarter Ended		Two Quarters Ended
	February 27,	February 28,	February 27,	February 28,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net sales:
Training and consulting services	$42,277	$43,545	$85,471	$89,018
Products	1,873	1,822	2,785	3,136
Leasing	1,119	949	2,230	2,036
	45,269	46,316	90,486	94,190
Cost of sales:
Training and consulting services	13,797	14,934	27,855	30,355
Products	938	896	1,460	1,533
Leasing	680	471	1,246	1,083
	15,415	16,301	30,561	32,971
Gross profit	29,854	30,015	59,925	61,219

Selling, general, and administrative	27,936	26,841	54,426	52,540
Restructuring costs	376	-	376	-
Depreciation	894	1,040	1,806	2,004
Amortization	909	953	1,819	1,906
Income (loss) from operations	(261)	1,181	1,498	4,769

Interest income	83	107	161	218
Interest expense	(552)	(535)	(1,093)	(1,074)
Discount on related party receivable	-	-	-	(131)
Income (loss) before income taxes	(730)	753	566	3,782
Income tax benefit (provision)	282	(326)	(224)	(1,527)
Net income (loss)	$(448)	$427	$342	$2,255

Net income (loss) per share:
Basic	$(0.03)	$0.03	$0.02	$0.13
Diluted	(0.03)	0.02	0.02	0.13

Weighted average number of common shares:
Basic	15,299	16,908	15,758	16,889
Diluted	15,299	17,086	15,903	17,089

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(448)	$427	$342	$2,255
Foreign currency translation adjustments,
net of income tax benefit (provision)
of ($120), $48, ($68), and $399	225	(88)	126	(740)
Comprehensive income (loss)	$(223)	$339	$468	$1,515

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Two Quarters Ended
	February 27,	February 28,
	2016	2015
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$342	$2,255
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	3,609	3,910
Share-based compensation expense	1,874	1,010
Amortization of capitalized curriculum costs	1,815	1,945
Deferred income taxes	60	809
Increase (reduction) to estimated earn out liability	1,368	(28)
Changes in assets and liabilities:
Decrease in accounts receivable, net	16,598	12,914
Decrease (increase) in inventories	(29)	610
Decrease in receivable from related party	1,308	1,249
Decrease (increase) in prepaid expenses and other assets	(1,004)	179
Decrease in accounts payable and accrued liabilities	(7,726)	(14,145)
Decrease (increase) in income taxes payable/receivable	(1,431)	1,412
Decrease in other long-term liabilities	51	96
Net cash provided by operating activities	16,835	12,216

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,736)	(993)
Curriculum development costs	(427)	(541)
Payment of contingent business acquisition costs	-	(262)
Net cash used for investing activities	(2,163)	(1,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	20,373	-
Payments on line of credit borrowings	(10,302)	-
Principal payments on financing obligation	(716)	(635)
Purchases of common stock for treasury	(35,322)	(1,901)
Proceeds from sales of common stock held in treasury	305	324
Net cash used for financing activities	(25,662)	(2,212)
Effect of foreign currency exchange rates on cash and cash equivalents	18	(92)
Net increase (decrease) in cash and cash equivalents	(10,972)	8,116
Cash and cash equivalents at the beginning of the period	16,234	10,483
Cash and cash equivalents at the end of the period	$5,262	$18,599

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,645	$942
Cash paid for interest	1,061	1,069

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$169	$127

See notes to condensed consolidated financial statements.

FRANKLIN COVEY CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

General

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

4.	Transformational Impact and Reach – We are committed to, and measure ourselves by, our clients’ achievement of transformational results.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that end on November 28, 2015, February 27, 2016, and May 28, 2016 during fiscal 2016.  Under the modified 52/53-week fiscal year, the two quarters ended February 27, 2016 had one less business day than the two quarters ended February 28, 2015.  Unless otherwise noted, references to fiscal years apply to the 12 months ended on August 31 of the specified year.

The results of operations for the quarter and two quarters ended February 27, 2016 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2016, or for any future periods.

Fair Value of Financial Instruments

At February 27, 2016, the carrying value of our financial instruments approximated their fair values.  The fair value of the contingent earn out payment liability from the acquisition of Ninety-Five 5, LLC (NinetyFive 5) in a prior period is considered a “level 3” measurement because we estimate projected earnings during the earn out period utilizing various potential pay-out scenarios.  There have been no significant changes in our valuation process as disclosed at August 31, 2015.  Due to significant improvement in Sales Performance practice revenues during the quarter ended February 27, 2016, the probability of a second contingent earn out payment increased substantially and valuation model assumptions were adjusted for the improved results.  Accordingly, the fair value of this liability increased $1.2 million to $3.9 million, which is recorded as a component of other long-term liabilities on our consolidated balance sheets.  Adjustments to the fair value of the contingent earn out liability are included in selling, general, and administrative expense in the accompanying condensed consolidated income statements.

Accounting Pronouncements Issued Not Yet Adopted

On May 28, 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and is required to be adopted in fiscal years beginning after December 15, 2017 and for interim periods therein.  The new standard may be applied using the “full retrospective” or “modified retrospective” approach.  As of February 27, 2016, we have not yet determined the method of adoption nor the impact that ASU No. 2014-09 will have on our reported revenue or results of operations.

On February 25, 2016 the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted for all entities.  For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach.  While we expect the adoption of this new standard will increase reported assets and liabilities, as of February 27, 2016, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our financial statements.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	February 27,	August 31,
	2016	2015
Finished goods	$4,011	$3,914
Raw materials	22	35
	$4,033	$3,949

NOTE 3 – TENDER OFFER

On December 8, 2015 we announced that our Board of Directors approved a modified Dutch auction tender offer for up to $35.0 million in value of shares of our common stock at a price within (and including) the range of $15.50 to $17.75 per share.  The tender offer commenced on December 14, 2015, and expired at 11:59 p.m. Eastern time, on January 12, 2016.  The tender offer was fully subscribed and we acquired 1,971,832 shares of our common stock at $17.75 per share.  Including fees to complete the tender offer, the total cost of the tendered shares was $35.3 million, which was financed by existing cash and proceeds from our revolving line of credit facility.  For further information regarding the terms and conditions of the recently completed tender offer, please refer to information in the Tender Offer Statement on Schedule TO filed with Securities and Exchange Commission on December 14, 2015 and subsequent amendments thereto.

NOTE 4 – SHARE-BASED COMPENSATION

The cost of our share-based compensation plans is included in selling, general, and administrative expenses in the accompanying condensed consolidated income statements.  The total cost of our share-based compensation plans was as follows for the periods presented (in thousands):

	Quarter Ended		Two Quarters Ended
	February 27,	February 28,	February 27,	February 28,
	2016	2015	2016	2015
Performance awards	$966	$476	$1,591	$775
Unvested share awards	113	100	225	175
Employee stock purchase plan	32	32	58	60
	$1,111	$608	$1,874	$1,010

During the quarter and two quarters ended February 27, 2016, we issued approximately 36,000 shares and 55,000 shares, respectively, of our common stock to employees and non-employee members of the Board of Directors for various share-based compensation awards.  The following is a description of the developments in our share-based compensation plans during the quarter and two quarters ended February 27, 2016.

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

Compensation expense recognized during the quarter and two quarters ended February 27, 2016 for performance awards includes expense related to awards granted in previous periods for which the performance targets are probable of being achieved.

Unvested Share Awards

Our annual unvested share awards granted to non-employee members of the Board of Directors is administered under the terms of the 2015 Omnibus Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  The annual unvested award is granted in January (following the annual shareholders’ meeting) of each year.  For the fiscal 2016 award, each eligible director received a whole-share grant equal to $75,000 with a one-year vesting period.  Our unvested share activity during the two quarters ended February 27, 2016 consisted of the following:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested stock awards at
August 31, 2015	24,210	$18.59
Granted	25,032	17.98
Forfeited	-	-
Vested	(24,210)	18.59
Unvested stock awards at
February 27, 2016	25,032	$17.98

At February 27, 2016 there was approximately $0.4 million of unrecognized compensation expense associated with the fiscal 2016 Board of Director unvested share award.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter and two quarters ended February 27, 2016, we issued 11,266 shares and 22,291 shares of our common stock to participants in the ESPP.

NOTE 5 – RESTRUCTURING COSTS

During the quarter ended February 27, 2016 we restructured the operations of our Australian direct office.  The restructuring is designed to reduce ongoing operating costs by closing the sales offices in Brisbane, Sydney, and Melbourne, and by reducing headcount for administrative and certain sales support functions.  Our remaining sales and support personnel in Australia will work from home offices, similar to many of our sales personnel located in the U.S. and Canada.  The $0.4 million charge recorded during the quarter ended February 27, 2016 was primarily for office closure costs, including remaining lease expense on the offices that were closed, and for employee severance costs.  The severance costs included the restructuring charge totaled less than $40,000.  Remaining accrued restructuring costs totaled $0.3 million at February 27, 2016 and were included as a component of accrued liabilities in our condensed consolidated balance sheet.

NOTE 6 – EARNINGS PER SHARE

The following is a reconciliation from basic earnings per share (EPS) to diluted EPS (in thousands, except per-share amounts).

	Quarter Ended		Two Quarters Ended
	February 27,	February 28,	February 27,	February 28,
	2016	2015	2016	2015
Numerator for basic and
diluted earnings per share:
Net income (loss)	$(448)	$427	$342	$2,255

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	15,299	16,908	15,758	16,889
Effect of dilutive securities:
Stock options and other
share-based awards	-	178	145	200
Diluted weighted average
shares outstanding	15,299	17,086	15,903	17,089

EPS Calculations:
Net income (loss) per share:
Basic	$(0.03)	$0.03	$0.02	$0.13
Diluted	(0.03)	0.02	0.02	0.13

Other securities, including performance share-based compensation instruments, may have a dilutive effect upon our EPS calculation in future periods if our financial results reach specified targets.

NOTE 7 – SEGMENT INFORMATION

Our sales are primarily comprised of training and consulting sales and related products.  Effective September 1, 2015, we reorganized our internal reporting structure to include four new divisions and a corporate services group in order to facilitate future growth opportunities.  A brief description of these new operating divisions is as follows:

•
Direct Offices – This division includes our geographic sales offices that serve the United States and Canada; our international sales offices located in Japan, the United Kingdom, and Australia; and our public program operations.

•
Strategic Markets – This division includes our government services office, Sales Performance practice, Customer Loyalty practice, and a new “Global 50” group, which is specifically focused on sales to large, multi-national organizations.

•	Education Practice – This division includes our domestic and international Education practice operations, which are focused on sales to educational institutions.

•	International Licensees – This division is primarily comprised of our international licensees’ royalty revenues.

•	Corporate and Other – Our corporate and other information includes leasing income, shipping and handling revenues, book and audio sales, and certain corporate operating expenses.

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

The enterprise information presented below for the quarter and two quarters ended February 28, 2015 has been revised to be comparable with the new divisional structure described above.  We account for our enterprise information on the same basis as the accompanying condensed consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)

	Sales to
Quarter Ended	External		Adjusted
February 27, 2016	Customers	Gross Profit	EBITDA	Depreciation	Amortization

Direct offices	$24,567	$17,804	$4,373	$69	$1
Strategic markets	7,545	4,832	1,296	24	246
Education practice	6,750	3,086	(1,042)	1	-
International licensees	3,938	2,936	1,893	1	-
Total	42,800	28,658	6,520	95	247
Corporate and eliminations	2,469	1,196	(2,114)	799	662
Consolidated	$45,269	$29,854	$4,406	$894	$909

Quarter Ended
February 28, 2015

Direct offices	$25,604	$18,374	$2,611	$80	$1
Strategic markets	9,015	5,022	1,743	57	283
Education practice	5,241	2,528	(1,043)	1	-
International licensees	4,279	3,288	1,879	1	-
Total	44,139	29,212	5,190	139	284
Corporate and eliminations	2,177	803	(1,343)	901	669
Consolidated	$46,316	$30,015	$3,847	$1,040	$953

Two Quarters Ended
February 27, 2016

Direct offices	$48,228	$34,385	$7,017	$142	$2
Strategic markets	14,730	9,330	2,137	94	492
Education practice	14,754	7,585	(858)	2	-
International licensees	8,622	6,558	4,393	2	-
Total	86,334	57,858	12,689	240	494
Corporate and eliminations	4,152	2,067	(3,809)	1,566	1,325
Consolidated	$90,486	$59,925	$8,880	$1,806	$1,819

Two Quarters Ended
February 28, 2015

Direct offices	$51,079	$35,813	$5,544	$167	$2
Strategic markets	18,817	11,337	4,576	89	566
Education practice	11,159	5,745	(1,707)	2	-
International licensees	8,818	6,745	3,966	3	-
Total	89,873	59,640	12,379	261	568
Corporate and eliminations	4,317	1,579	(2,653)	1,743	1,338
Consolidated	$94,190	$61,219	$9,726	$2,004	$1,906

A reconciliation of our consolidated Adjusted EBITDA to consolidated income (loss) before income taxes is provided below (in thousands).

	Quarter Ended		Two Quarters Ended
	February 27,	February 28,	February 27,	February 28,
	2016	2015	2016	2015
Enterprise Adjusted EBITDA	$6,520	$5,190	$12,689	$12,379
Corporate expenses	(2,114)	(1,343)	(3,809)	(2,653)
Consolidated Adjusted EBITDA	4,406	3,847	8,880	9,726
Share-based compensation expense	(1,111)	(608)	(1,874)	(1,010)
Reduction (increase) to contingent earn
out liability	(1,238)	-	(1,368)	28
Restructuring costs	(376)	-	(376)	-
Other expenses	(139)	(65)	(139)	(65)
Depreciation	(894)	(1,040)	(1,806)	(2,004)
Amortization	(909)	(953)	(1,819)	(1,906)
Income (loss) from operations	(261)	1,181	1,498	4,769
Interest income	83	107	161	218
Interest expense	(552)	(535)	(1,093)	(1,074)
Discount on related party receivable	-	-	-	(131)
Income (loss) before income taxes	$(730)	$753	$566	$3,782

We reassess the fair value of expected contingent consideration and the corresponding liability resulting from the fiscal 2013 acquisition of NinetyFive 5 each period.  The increase to the liability during the quarter ended February 27, 2016 totaled approximately $1.2 million and is reflected in selling, general, and administrative expenses on our consolidated income statements.  However, the impact of these adjustments is not included in our consolidated Adjusted EBITDA calculations as shown above.

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

We account for our investment in FCOP using the equity method of accounting.  However, we have not recorded our share of FCOP’s losses in the accompanying condensed consolidated income statements because we have impaired and written off investment balances in previous periods, as defined within the applicable accounting guidance, in excess of our share of FCOP’s losses through February 27, 2016.

Our primary exposure related to FCOP is from amounts owed to us by FCOP.  We receive reimbursement from FCOP for certain operating costs and for working capital or other advances that we may make to FCOP although we are not contractually required to make advances to FCOP.

The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.  The majority of FCOP’s sales and cash flows are seasonal and occur between October and January.  Accordingly, we generally receive payment on outstanding receivables during our second and third quarters of each fiscal year.  During the quarter ended February 27, 2016 we received $2.7 million in cash from FCOP as payment on receivable balances.  At February 27, 2016 we had $2.7 million (net of $0.9 million discount) receivable from FCOP compared with $4.0 million (net of $1.0 million discount) receivable at August 31, 2015.  These receivables are classified as components of current and long-term assets in our condensed consolidated balance sheets based on expected payment dates.  The long-term receivables have been discounted using a rate of 15 percent.

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

RESULTS OF OPERATIONS

Overview

The second quarter of our fiscal year includes the months of December, January, and February.  Our second quarter of fiscal 2016 ended on February 27, 2016 and the second quarter of the prior year ended on February 28, 2015.

During late January 2016 we introduced the All Access Pass (AAP) in our regional sales offices that serve the United States and Canada.  The AAP allows our clients to purchase access to a broad base of our intellectual property for a specified period—usually one year.  Clients may utilize entire training offerings or use individual portions of numerous curriculums to customize a training or personnel program that fits their needs.  The introduction of the AAP was well received by clients and we sold $2.9 million of AAP services during the quarter ended February 27, 2016.  However, due to the applicable accounting guidance for multiple-element arrangements, we deferred $1.1 million of these AAP revenues which will be recognized over the lives of the contracts.  We are currently optimistic about the future of the AAP and believe that it will provide additional revenues in upcoming periods from new sales and from recognition of amounts previously deferred.

A summary of key financial results for the quarter ended February 27, 2016 are as follows:

•
Sales – Our net sales for the quarter ended February 27, 2016 totaled $45.3 million compared with $46.3 million in the second quarter of fiscal 2015.  When compared with the prior year, our sales were impacted by the non-renewal of a large government contract that had $1.7 million of revenue in the second quarter of fiscal 2015 and by $0.5 million of adverse foreign exchange impact.  Partially offsetting these declines were increased Education practice sales, and increased Sales Performance practice revenues.  The introduction of AAP during the quarter exceeded internal expectations and produced $2.9 million of contracted revenues, of which $1.1 million was deferred into future periods.

•
Gross Profit – Our gross profit for the second quarter of fiscal 2016 was $29.9 million compared with $30.0 million in the second quarter of fiscal 2015 and decreased slightly due to lower sales.  Our consolidated gross margin, which is gross profit as a percentage of sales, improved to 65.9 percent of sales compared with 64.8 percent in the second quarter of fiscal 2015.

•
Operating Expenses – Our operating expenses increased by $1.3 million compared with the second quarter of fiscal 2015, which was due to a $1.1 million increase in selling, general, and administrative expenses, and $0.4 million of restructuring costs.  Increased selling, general, and administrative expenses were primarily due to a $1.2 million charge for increasing the estimated earn out liability resulting from the fiscal 2013 acquisition of NinetyFive 5 and a $0.5 million increase in non-cash share-based compensation expense.  These increases were partially offset by decreased advertising and promotion expense as well as decreased depreciation and amortization expense.

•
Operating Income and Net Income – As a result of the factors discussed above, and $0.6 million of adverse foreign impact from foreign exchange, we recognized a $0.3 million loss from operations compared with $1.2 million of income from operations in the second quarter of fiscal 2015.  Net loss for the second quarter of fiscal 2016 was $0.4 million, or $(.03) per share, compared with $0.4 million of net income, or $.02 per diluted share, in the second quarter of fiscal 2015.

•
Cash Flows from Operating Activities – Our cash flows provided by operating activities increased $4.6 million, or 38 percent, to $16.8 million in the first two quarters of fiscal 2016 compared with $12.2 million in the first two quarters of fiscal 2015.  The improvement was primarily due to increased collections of accounts receivable and reduced cash used to pay accrued liabilities and accounts payable from seasonally high August 31 balances.

•
Foreign Currency Translation – The strengthening U.S. dollar had an adverse impact on our sales and operations during the first half of fiscal 2016 as we translated the financial statements of our directly owned foreign offices and royalty revenues from our international licensees.  For the quarter and two quarters ended February 27, 2016, our net sales were reduced by $0.5 million and $1.5 million, respectively, and our operating income for those periods was reduced by $0.6 million and $1.2 million due to changes in exchange rates as the U.S. dollar strengthened compared with the prior year.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.  The following table sets forth consolidated sales data by category and by our operating divisions for the periods indicated (in thousands).

	Quarter Ended			Two Quarters Ended
	February 27, 2016	February 28, 2015	Percent Change	February 27, 2016	February 28, 2015	Percent Change
Sales by Category:
Training and consulting services	$42,277	$43,545	(3)	$85,471	$89,018	(4)
Products	1,873	1,822	3	2,785	3,136	(11)
Leasing	1,119	949	18	2,230	2,036	10
	$45,269	$46,316	(2)	$90,486	$94,190	(4)

Sales by Division:
Direct offices	$24,567	$25,604	(4)	$48,228	$51,079	(6)
Strategic markets	7,545	9,015	(16)	14,730	18,817	(22)
Education practice	6,750	5,241	29	14,754	11,159	32
International licensees	3,938	4,279	(8)	8,622	8,818	(2)
Corporate and other	2,469	2,177	13	4,152	4,317	(4)
	$45,269	$46,316	(2)	$90,486	$94,190	(4)

Quarter Ended February 27, 2016 Compared with the Quarter Ended February 28, 2015

Sales

We offer a variety of training courses, consulting services, and training-related products that are focused on solving organizational problems which require a change in human behavior.  Our training and consulting solutions are provided both domestically and internationally through our sales force, client facilitators, international licensees, and the internet on various web-based delivery platforms.  The following sales analysis for the quarter ended February 27, 2016 is based on activity through our divisions as shown above.

Direct Offices – This channel includes our three regional sales offices that serve clients in the United States and Canada; our directly owned international offices in Japan, the United Kingdom, and Australia; and our public program operations.  As previously mentioned, we introduced the AAP in our domestic direct offices in late January 2016.  The AAP was well received by existing and new clients and we sold $2.9 million of AAP contract services during the second quarter of fiscal 2016.  However, in accordance with applicable revenue recognition guidance for multiple element arrangements, we deferred $1.1 million of these sales, which will be recognized over the lives of the contracts.  Our direct office sales were also impacted by continued weak sales in our western region, which decreased $0.7 million compared with the prior year.  Many of our clients in the western region are in the oil and gas industry and have reduced spending for training due to the declines in the price of oil.  Our international direct office sales declined by $0.4 million during the quarter, of which $0.1 million was attributable to foreign exchange rates.

We are encouraged by the initial acceptance and strengthening business pipeline for potential AAP sales.  While we expect increased AAP sales to improve overall revenue levels, a portion of AAP sales will continue to be deferred into future periods.  As a result, total sales for the specific period may not be as high as previously anticipated, but future periods will benefit as we recognize the deferred portion of the AAP revenues.  Additionally, foreign exchange rates may continue to have an adverse impact on our direct office sales during fiscal 2016, when compared with the prior year.

Strategic Markets – This division includes our government services office, Sales Performance practice, Customer Loyalty practice, and the new “Global 50” group, which is specifically focused on sales to large, multi-national organizations.  The $1.5 million decrease in sales was primarily due to the renewal of a government contract in fiscal 2015, which did not repeat in fiscal 2016, and a $0.6 million decrease in Customer Loyalty practice sales.  These decreases were partially offset by a $0.6 million increase in Sales Performance practice revenues and $0.5 million of revenue from the Global 50 group.  In the first quarter of fiscal 2015, we renewed a contract with a federal agency and we recognized $1.7 million of revenue from this contract in the quarter ended February 28, 2015.  However, due to administrative changes at the federal agency, the contract has not been open for renewal bids and may not be reopened during fiscal 2016.  Our Customer Loyalty practice sales decreased primarily due to the termination of a contract with a large, multi-unit retailer.  We hope to obtain new contracts in this division from the Customer Loyalty practice and from our new Global 50 group that we believe will improve strategic market sales during the remainder of fiscal 2016.

Education Practice – Our Education practice division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed The Leader In Me program designed for students primarily in K-6 elementary schools.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to a $1.5 million increase in Education practice revenues compared with the prior year.  Sales of subscription services during fiscal 2015 also improved sales during the quarter as we recognized a portion of the revenue that was deferred in previous periods.  We continue to make substantial investments in new sales personnel for our Education practice and expect that our sales will continue to grow compared with prior periods in the future.  Consistent with prior years, we expect the majority of sales growth from our Education practice to occur during our fourth fiscal quarter.

International Licensees – In countries or foreign locations where we do not have a directly-owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  Our international licensee royalties decreased $0.3 million as some of our licensee partners’ sales decreased compared with the prior year.  Licensee sales during the quarter ended February 27, 2016 were reduced by $0.1 million due to adverse foreign exchange rate fluctuations as the U.S. dollar strengthened during the quarter.  While we are confident in our international licensee partners’ ability to grow during fiscal 2016, increased international instability and a strengthening U.S. dollar may have an adverse impact on our licensee revenues when compared with prior periods.

Corporate and other – Our “corporate and other” sales are mainly comprised of leasing, books and audio product sales, and shipping and handling revenues.  These sales increased primarily due to a $0.2 million increase in leasing revenues and a $0.1 million increase in book and audio revenues.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended February 27, 2016, our consolidated gross profit was $29.9 million compared with $30.0 million in the second quarter of the prior year.  The slight decrease was primarily due to decreased sales as previously described.  Our gross margin for the quarter ended February 27, 2016 increased to 65.9 percent of sales compared with 64.8 percent in the second quarter of fiscal 2015.  The improvement in gross margin was primarily due to a change in the mix of sales which resulted in increased intellectual property sales, including the introduction of the All Access Pass, and increased facilitator sales.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

	Quarter Ended
	February 27, 2016	February 28, 2015	$ Change	% Change
Selling, general, and administrative expense	$25,587	$26,233	$(646)	(2)
Increase to NinetyFive 5 contingent earn out liability	1,238	-	1,238	n/a
Share-based compensation	1,111	608	503	83
Total selling, general, and administrative expense	27,936	26,841	1,095	4
Restructuring	376	-	376	n/a
Depreciation	894	1,040	(146)	(14)
Amortization	909	953	(44)	(5)
	$30,115	$28,834	$1,281	4

Selling, General and Administrative – As shown above, the increase in our selling, general, and administrative (SG&A) expenses was primarily due to a $1.2 million increase in the contingent earn out liability related to the acquisition of NinetyFive 5, a $0.5 million increase in non-cash share-based compensation, and a $0.3 million increase in associate costs.  We owe the former owners of NinetyFive contingent earn out payments based on EBITDA performance over the specified measurement period and we measure the potential payments based on the fair value of expected payments each quarter.  Based on a significant improvement in Sales Performance practice EBITDA during fiscal 2016, the probability of a second $2.2 million earn out payment increased and was reflected by the significant increase to the earn out liability during the quarter.  We continue to invest in new sales personnel and we had 198 client partners at February 27, 2016 compared with 175 client partners at February 28, 2015.  Partially offsetting these increases were $0.9 million of reduced advertising and promotional expenses and cost savings in various other areas of our operations.

Restructuring – During the quarter ended February 27, 2016 we restructured the operations of our Australian direct office.  The restructuring is designed to reduce ongoing operating costs by closing the sales offices in Brisbane, Sydney, and Melbourne, and by reducing headcount for administrative and certain sales support functions.  Our remaining sales and support personnel in Australia will work from home offices, as do most of our sales personnel located in the U.S. and Canada.  The $0.4 million charge recorded during the quarter ended February 27, 2016 was primarily for office closure costs, including remaining lease expense on the offices that were closed, and for employee severance costs.

Depreciation – Depreciation expense decreased due to certain assets becoming fully depreciated during the second quarter and the acceleration of $0.1 million of depreciation on certain assets, which were determined to have reduced useful lives, during the second quarter of fiscal 2015.  Based on previous property and equipment acquisitions and expected capital asset activity during fiscal 2016, we expect depreciation expense will total approximately $4.0 million in fiscal 2016.

Amortization – Our consolidated amortization expense decreased slightly compared with the prior year due to the amortization of previously acquired intangibles, which are amortized more heavily early in their estimated useful lives.  We currently expect our amortization expense from definite-lived intangible assets will total $3.3 million in fiscal 2016.

Income Taxes

Our effective income tax benefit rate for the quarter ended February 27, 2016 was approximately 39 percent, compared with an income tax expense rate of approximately 43 percent for the second quarter of fiscal 2015.  The decrease in the effective rate was primarily due to a pre-tax loss (which produced a tax benefit) for the quarter ended February 27, 2016 compared with pre-tax income during the same quarter of the prior year.  The effective income tax rate during the second quarter of fiscal 2015 was higher than statutory rates primarily due to the effects of permanent book/tax differences during the quarter.

Two Quarters Ended February 27, 2016 Compared with the Two Quarters Ended February 28, 2015

Sales

The following sales analysis for the two quarters ended February 27, 2016 is based on activity through our divisions as shown above.

Direct Offices – Our direct office sales for the first two quarters of fiscal 2016 were adversely impacted by $1.1 million of decreased sales at our western regional sales office, primarily due to reduced training spending by clients in the oil and gas industry; $0.8 million of negative foreign exchange impact on sales through our international direct offices and sales in Canada; and the timing of a $0.7 million contract with a company that provides public programs.  Additionally, we introduced the AAP in our domestic regional offices during late January 2016 which produced $2.9 million of revenue.  However, due to applicable accounting guidance related to multiple element transactions, we deferred $1.1 million of these sales, which will favorably impact future periods.

Strategic Markets – The $4.1 million decrease in sales was due to the renewal of a large government contract in fiscal 2015, which did not repeat in fiscal 2016, and a $1.1 million decrease in Customer Loyalty practice sales.  These decreases were partially offset by $0.7 million of increased Sales Performance practice sales and $0.5 million of Global 50 group sales.  In the first quarter of fiscal 2015, we renewed a contract with a federal agency and we recognized $4.4 million from that contract during the first two quarters of fiscal 2015.  However, due to administrative changes at the federal agency, the contract has not been open for renewal bids and may not be reopened during fiscal 2016.  Our Customer Loyalty practice sales decreased primarily due to the termination of a contract with a large, multi-unit retailer.

Education Practice – We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to a $3.6 million increase in Education practice revenues compared with the prior year.  Sales of subscription services during fiscal 2015 also improved sales during the first two quarters of fiscal 2016 as we recognized a portion of the revenue that was deferred in previous periods.  Consistent with prior years, we expect the majority of sales growth from our Education practice to occur during our fourth fiscal quarter.

International Licensees – Our international licensee royalties for the two quarters ended February 27, 2016 were impacted by $0.5 million of adverse foreign exchange rates.  Excluding the impact of foreign exchange, our international licensee sales increased by 4 percent compared with the prior year.

Corporate and other – For the two quarters ended February 27, 2016, decreased books and audio revenues and decreased shipping and handling revenues were partially offset by a $0.2 million increase in leasing revenues.

Gross Profit

Our gross profit for the two quarters ended February 27, 2016 was $59.9 million compared with $61.2 million in the first two quarters of fiscal 2015.  The decrease in gross profit was primarily due to decreased sales as previously described.  Our gross margin for the first half of fiscal 2016 increased to 66.2 percent of sales compared with 65.0 percent in the first half of fiscal 2015.  The improvement in gross margin was primarily due to a change in the mix of sales which resulted in increased intellectual property sales and increased facilitator sales (less onsite presentations), and decreased costs associated with our online offerings as we restructured our online program operations during the first quarter of fiscal 2016.

Operating Expenses

Our operating expenses consisted of the following for the periods presented (in thousands):

	Two Quarters Ended
	February 27, 2016	February 28, 2015	$ Change	% Change
Selling, general, and administrative expense	$51,184	$51,558	$(374)	(1)
Increase (decrease) to NinetyFive 5 earn out liability	1,368	(28)	1,396	4,986
Share-based compensation expense	1,874	1,010	864	86
Total selling, general, and administrative expense	54,426	52,540	1,886	4
Restructuring	376	-	376	n/a
Depreciation	1,806	2,004	(198)	(10)
Amortization	1,819	1,906	(87)	(5)
	$58,427	$56,450	$1,977	4

Selling, General and Administrative – The increase in our SG&A expenses was primarily due to a $1.4 million increase in the contingent earn out liability related to the acquisition of NinetyFive 5 as previously discussed, a $1.0 million increase in associate costs primarily due to new sales and sales related personnel, and a $0.9 million increase in non-cash share-based compensation.  As previously discussed, a significant improvement in Sales Performance practice EBITDA during fiscal 2016 increased the probability of a second $2.2 million earn out payment and was reflected by a significant increase to the earn out liability during the second quarter.  Partially offsetting these increases were $0.9 million of reduced advertising and promotional expenses and cost savings in various other areas of our operations.

Restructuring Costs – Refer to the discussion regarding restructuring costs as found in the comparison of the quarter ended February 27, 2016 with the quarter ended February 28, 2015.

Depreciation – Depreciation expense decreased due to certain assets becoming fully depreciated during the first two quarters of fiscal 2016 and the acceleration of $0.1 million of depreciation on certain assets, which were determined to have reduced useful lives, during the second quarter of fiscal 2015.

Amortization – Our consolidated amortization expense decreased slightly compared with the prior year due to the amortization of previously acquired intangibles, which are amortized more heavily early in their estimated useful lives.

Discount on Related Party Receivable

We record receivables from FCOP for reimbursement of certain operating costs, such as rent and shared services (e.g. mail services), and for working capital and other advances that we make, even though we are not contractually required to make advances or absorb the losses of FCOP.  Based on expected payment, some of the receivables recorded during the first quarter of fiscal 2015 were classified as long-term receivables and were recorded at net present value.  We discounted these additions to the long-term FCOP receivable based on forecasted repayments at a discount rate of 15 percent, which was the estimated risk-adjusted borrowing rate of FCOP.  Our ability to record future amounts receivable from FCOP is based on estimates of the anticipated cash flows of FCOP that support the collectability of these receivables.

Income Taxes

Our effective tax rate for the two quarters ended February 27, 2016 was approximately 40 percent, which was similar to the same period of fiscal 2015 and approximated statutory income tax rates.

Although we paid $1.6 million in cash for income taxes during the two quarters ended February 27, 2016, we anticipate that our total cash paid for income taxes will be less than our annual income tax provision from fiscal 2016 through fiscal 2017 as we utilize foreign tax credit carryforwards and other deferred income tax assets.  After the utilization of our foreign tax credit carryforwards, which we currently expect to be fully used by the end of fiscal 2017, we anticipate that our cash paid for income taxes will increase and approximate our annual income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended February 27, 2016 we used substantially all of our available cash plus proceeds from our revolving line of credit to complete a modified Dutch auction tender offer whereby we purchased 1,971,832 shares of our common stock for $17.75 per share.  The total cost of the tender offer, including various professional services fees, was $35.3 million.  Primarily due to the completed tender offer, our cash balance at February 27, 2016 decreased to $5.3 million, with $10.1 million borrowed on our line of credit, compared with $16.2 million of cash, and no borrowings on the line of credit, at August 31, 2015.  Our net working capital (current assets less current liabilities) was $37.7 million at February 27, 2016 compared with $55.8 million at August 31, 2015.  Of our $5.3 million in cash at February 27, 2016, substantially all of it was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and available proceeds from our $30.0 million revolving line of credit facility.  Our primary uses of liquidity include payments for operating activities, purchases of our common stock, capital expenditures (including curriculum development), working capital expansion, and repayment of our financing obligation.

We may use the proceeds from our line of credit facility for general corporate purposes as well as for other transactions, unless prohibited by the terms of the line of credit agreement.  The line of credit also contains customary representations and guarantees as well as provisions for repayment and liens.  Our existing line of credit agreement expires in March 2018.  In addition to customary non-financial terms and conditions, our line of credit requires us to be in compliance with specified financial covenants, including (i) a funded debt to EBITDAR ratio requirement of less than 3.00 to 1.00; (ii) a fixed charge coverage ratio requirement in excess of 1.5 to 1.0; (iii) an $8.0 million limitation on capital expenditures, excluding capitalized curriculum development; and (iv) the outstanding balance of the line of credit may not exceed 150 percent of our consolidated accounts receivable.  We believe that we were in compliance with the financial covenants and other terms applicable to our line of credit facility at February 27, 2016.

In addition to amounts outstanding on our revolving line of credit facility, we have a long-term lease on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the two quarters ended February 27, 2016.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Our cash flows provided by operating activities during the first two quarters of fiscal 2016 increased $4.6 million to $16.8 million compared with $12.2 million in the first two quarters of fiscal 2015.  During the first half of fiscal 2016, our cash flows from operating activities reflected improved collections of seasonally high accounts receivable and reduced payments of seasonally high accrued liability (primarily due to lower year-end bonuses) and accounts payable balances.

Although our collections of accounts receivable improved significantly during the first two quarters of fiscal 2016, our overall collections continue to be hampered by slower-than-anticipated collections from governmental sales, including Education practice sales, licensees, and longer payment terms on certain services contracts.  The longer payment terms granted to certain clients were within our normal credit policy.  We anticipate that these longer collection periods may continue in future periods.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the two quarters ended February 27, 2016 totaled $2.2 million.  Our primary uses of cash for investing activities included purchases of property and equipment, in the normal course of business, and curriculum development.

Our purchases of property and equipment, which totaled $1.7 million, consisted primarily of computer software, hardware, and leasehold improvements.  We currently anticipate that our purchases of property and equipment will total approximately $7.0 million in fiscal 2016; however, we are in the process of replacing our existing enterprise resource planning software, which may result in capital spending that is different than our current expectations.

We spent $0.4 million during the first half of fiscal 2016 on the development of various curriculum offerings.  We believe continued investment in our offerings is critical to our future success and anticipate that our capital spending for curriculum development will total $4.2 million during fiscal 2016.

During fiscal 2013 we completed the acquisition of NinetyFive 5, an entity that provides sales success training services.  The consideration for the acquisition consisted of an initial $4.2 million payable in four installments through December 2013, and additional potential earn out payments up to a maximum of $8.5 million based on cumulative EBITDA as set forth in the purchase agreement.  The contingent earn out liability to the former owners of NinetyFive 5 is required to be recorded at fair value.  At February 27, 2016 the fair value of this liability was $3.9 million, which was recorded as a component of other long-term liabilities on our consolidated balance sheet.  Based on significantly improved EBITDA from our sales performance group during fiscal 2016, we currently expect to pay the first contingent earn out payment of $2.2 million in the third quarter of fiscal 2016 and we may have to pay additional contingent earn out payments in fiscal 2017.  The potential earn out liability resulting from the acquisition of NinetyFive 5 will continue to be remeasured to fair value at the end of each reporting period based on current and expected EBITDA performance.

Cash Flows From Financing Activities

During the first two quarters of fiscal 2016 we used $25.7 million of net cash for financing activities.  Our primary uses of cash for financing activities consisted of $35.3 million used to purchase 1,971,832 shares of our common stock in a modified Dutch auction tender offer (as previously described) and $0.7 million used for principal payments on our long-term financing obligation.  Partially offsetting these uses of cash were $10.1 million of net proceeds from our revolving line of credit and $0.3 million of cash received from participants in our employee stock purchase plan.

For further information regarding the terms and conditions of the recently completed tender offer, please refer to information in the Tender Offer Statement on Schedule TO filed with Securities and Exchange Commission on December 14, 2015 and subsequent amendments thereto.

On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 759,914 shares of our common stock for $14.1 million through February 27, 2016.  Although we have not purchased any shares of common stock under the terms of this plan during fiscal 2016, future purchases of common stock will increase the amount of cash used for financing activities.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligation, and meet other working capital requirements during fiscal 2016 through current cash balances, future cash flows from operating activities, and from borrowings on our existing line of credit.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available line of credit and other financing alternatives, if necessary, for these expenditures.  Our existing credit agreement expires on March 31, 2018 and we expect to renew this credit agreement regularly in future periods to maintain the availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Our required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) minimum operating lease payments primarily for domestic regional and foreign office space; 3) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; and 4) payments to HP Enterprise Services for outsourcing services related to information systems, warehousing, and distribution services.  We also have an obligation to pay contingent earn out payments to the former owners of NinetyFive 5 if certain earnings thresholds are achieved.  Based on operating results in fiscal 2016 we expect to pay the first contingent earn out payment of $2.2 million during the third quarter of fiscal 2016.  However, the timing and amount of additional earn out payments are uncertain at February 27, 2016.  There have been no other significant changes to our expected required contractual obligations from those disclosed in our Form 10-K as of August 31, 2015.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

On May 28, 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board and is designed to create a single, principles-based process by which all businesses calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and is required to be adopted in fiscal years beginning after December 15, 2017 and for interim periods therein.  The new standard may be applied using the “full retrospective” or “modified retrospective” approach.  As of February 27, 2016, we have not yet determined the method of adoption nor the impact that ASU No. 2014-09 will have on our reported revenue or results of operations.

On February 25, 2016 the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted for all entities.  For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach.  While we expect the adoption of this new standard will increase reported assets and liabilities, as of February 27, 2016, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our financial statements.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The significant accounting polices used to prepare our consolidated financial statements, including our revenue recognition policy, are outlined primarily in Note 1 to the consolidated financial statements presented in Part II, Item 8 of our annual report on Form 10-K for the fiscal year ended August 31, 2015.  Please refer to disclosures found in our Form 10-K for further information regarding our uses of estimates and critical accounting policies.  There have been no significant changes to our previously disclosed estimates or critical accounting policies.  However, we are providing the following enhanced disclosure of our revenue recognition policies to further describe the accounting for multiple-element arrangements.

Revenue Recognition

We derive our revenues primarily from the following sources:

•
Training and Consulting Services – We provide training and consulting services to both organizations and individuals in leadership, productivity, strategic execution, trust, sales force performance, customer loyalty, and communication effectiveness skills.

•	Products – We sell books, audio media, and other related products.

We recognize revenue when: 1) persuasive evidence of an arrangement exists, 2) delivery of product has occurred or services have been rendered, 3) the price to the customer is fixed or determinable, and 4) collectability is reasonably assured.  For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the consulting services based upon daily rates.  For most of our product sales, these conditions are met upon shipment of the product to the customer.  At times, our customers may request access to our intellectual property for the flexibility to print certain training materials or to have access to certain training videos and other training aids at their convenience.  For intellectual property license sales, the revenue recognition conditions are generally met at the later of delivery of the curriculum to the client or the effective date of the arrangement.

Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements.  A deliverable constitutes a separate unit of accounting when it has standalone value to our clients.  We routinely enter into arrangements that can include various combinations of multiple training curriculum, consulting services, and intellectual property licenses.  The timing of delivery and performance of the elements typically varies from contract to contract.  Generally, these items qualify as separate units of accounting because they have value to the customer on a standalone basis.

When the Company’s training and consulting arrangements contain multiple deliverables, consideration is allocated at the inception of the arrangement to all deliverables based on their relative selling prices at the beginning of the agreement, and revenue is recognized as each curriculum, consulting service, or intellectual property license is delivered.  We use the following selling price hierarchy to determine the fair value to be used for allocating revenue to the elements: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence (TPE), and (iii) best estimate of selling price (ESP).  Generally, VSOE is based on established pricing and discounting practices for the deliverables when sold separately.  In determining VSOE, we require that a substantial majority of the selling prices fall within a narrow range.  When VSOE cannot be established, judgment is applied with respect to whether a selling price can be established based on TPE, which is determined based on competitor prices for similar offerings when sold separately.  Our products and services normally contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained.  When we are unable to establish a selling price using VSOE or TPE, ESP is used in our allocation of arrangement consideration.  ESPs are established as best estimates of what the selling price would be if the deliverables were sold regularly on a stand-alone basis.  Our process for determining ESPs requires judgment and considers multiple factors, such as market conditions, type of customer, geographies, stage of product lifecycle, internal costs, and gross margin objectives.  These factors may vary over time depending upon the unique facts and circumstances related to each deliverable.  However, we do not expect the effect of changes in the selling price or method or assumptions used to determine selling price to have a significant effect on the allocation of arrangement consideration.

Our multiple-element arrangements generally do not include performance, cancellation, termination, or refund-type provisions.

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

Estimates

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales levels and financial results, future training and consulting sales activity, expected acceptance of the All Access Pass, expected payment of the contingent earn out payment to NinetyFive 5, anticipated expenses, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuations, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in our working capital, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of amounts receivable from FC Organizational Products LLC and others, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2015, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; foreign exchange rates and the strengthening U.S. dollar; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2015.  We did not utilize any foreign currency or interest rate derivative instruments during the quarter ended February 27, 2016.

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

PART II.  OTHER INFORMATION

Item 1A.         RISK FACTORS

The All Access Pass is an internet-based platform, and as such we are subject to increased risks of cyber-attacks and other security breaches that could have a material adverse effect on our business

In the quarter ended February 27, 2016, we introduced the All Access Pass (AAP), which is an internet-based platform that allows our clients to purchase access to a broad base of our intellectual property for a specified period.  Clients may utilize entire training offerings or use individual portions of numerous curriculums to customize a training or personnel program that fits their needs.  As part of selling the AAP, we collect, process, and retain a limited amount of sensitive and confidential information regarding our customers.  Because the AAP is an internet-based platform, our facilities and systems associated with the AAP may be vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, stolen intellectual property, programming or human errors, or other similar events.

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies, and business secrets could result in significant legal and financial exposure, damage to our reputation, or a loss of confidence in the security of our systems, products, and services, which could have a material adverse effect on our business, financial condition, or results of operations.  To the extent we are involved in any future cyber-attacks or other breaches, our brand and reputation could be affected, and these conditions could also have a material adverse effect on our business, financial condition, or results of operations.

     For further information regarding our Risk Factors, please refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended February 27, 2016:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
November 29, 2015 to January 2, 2016	-		$-	-	$25,923

January 3, 2016 to January 30, 2016	1,971,832	(2)	17.89	-	25,923

January 31, 2016 to February 27, 2016	-		-	-	25,923

Total Common Shares	1,971,832		$17.89	-

(1)
On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 759,914 shares of our common stock for $14.1 million through February 27, 2016.  We did not repurchase any shares under this plan during the quarter ended February 27, 2016.

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

(2)
On December 8, 2015 we announced that our Board of Directors approved a modified Dutch auction tender offer for up to $35.0 million in value of shares of our common stock at a price within (and including) the range of $15.50 to $17.75 per share.  The tender offer commenced on December 14, 2015, and expired at

11:59 p.m. Eastern time, on January 12, 2016.  The tender offer was fully subscribed and we acquired 1,971,832 shares of our common stock at $17.75 per share.  Including professional fees to complete the tender offer, the total cost of the tendered shares was $35.3 million (average cost of $17.89 per share).  For further information regarding the terms and conditions of the recently completed tender offer, please refer to information in the Tender Offer Statement on Schedule TO filed with Securities and Exchange Commission on December 14, 2015 and subsequent amendments thereto.

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

FRANKLIN COVEY CO.

Date:	April 7, 2016	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	April 7, 2016	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)