Form 10-Q
period 2016-05-28
FRANKLIN COVEY CO
filed 2016-07-07
CIK 886206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2016

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

14,176,603 shares of Common Stock as of June 30, 2016

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	May 28,	August 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,863	$16,234
Accounts receivable, less allowance for doubtful accounts of $1,415 and $1,333	46,473	65,182
Receivable from related party	2,044	2,425
Inventories	4,633	3,949
Income taxes receivable	2,572	-
Deferred income tax assets	2,540	2,479
Prepaid expenses and other current assets	6,034	5,156
Total current assets	73,159	95,425

Property and equipment, net	15,389	15,499
Intangible assets, net	50,915	53,449
Goodwill	19,903	19,903
Long-term receivable from related party	1,189	1,562
Other long-term assets	13,172	14,807
	$173,727	$200,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of term note payable	$3,750	$-
Current portion of financing obligation	1,613	1,473
Accounts payable	8,210	8,306
Income taxes payable	-	221
Accrued liabilities	24,089	29,634
Total current liabilities	37,662	39,634

Term note payable, less current portion	11,250	-
Financing obligation, less current portion	23,379	24,605
Other liabilities	3,144	3,802
Deferred income tax liabilities	7,078	7,098
Total liabilities	82,513	75,139

Shareholders’ equity:
Common stock, $.05 par value; 40,000 shares authorized, 27,056 shares issued	1,353	1,353
Additional paid-in capital	211,081	208,635
Retained earnings	68,902	69,612
Accumulated other comprehensive income	639	192
Treasury stock at cost, 12,951 shares and 10,909 shares	(190,761)	(154,286)
Total shareholders’ equity	91,214	125,506
	$173,727	$200,645

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per-share amounts)

	Quarter Ended		Three Quarters Ended
	May 28,	May 30,	May 28,	May 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net sales:
Training and consulting services	$42,275	$45,373	$127,746	$134,392
Products	1,340	1,710	4,125	4,846
Leasing	1,123	1,223	3,353	3,259
	44,738	48,306	135,224	142,497
Cost of sales:
Training and consulting services	13,928	16,712	41,782	47,067
Products	621	778	2,081	2,311
Leasing	627	494	1,873	1,577
	15,176	17,984	45,736	50,955
Gross profit	29,562	30,322	89,488	91,542

Selling, general, and administrative	29,095	25,934	83,521	78,475
Restructuring costs	-	-	376	-
Impairment of assets	-	1,082	-	1,082
Depreciation	1,003	980	2,809	2,984
Amortization	722	912	2,541	2,818
Income (loss) from operations	(1,258)	1,414	241	6,183

Interest income	81	104	243	322
Interest expense	(564)	(532)	(1,659)	(1,605)
Discount on related party receivable	-	(233)	-	(364)
Income (loss) before income taxes	(1,741)	753	(1,175)	4,536
Income tax benefit (provision)	689	438	465	(1,089)
Net income (loss)	$(1,052)	$1,191	$(710)	$3,447

Net income (loss) per share:
Basic and diluted	$(0.07)	$0.07	$(0.05)	$0.20

Weighted average number of common shares:
Basic	14,259	16,739	15,259	16,839
Diluted	14,259	16,900	15,259	17,026

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(1,052)	$1,191	$(710)	$3,447
Foreign currency translation adjustments,
net of income tax benefit (provision)
of ($173), $108, ($241), and $507	321	(88)	447	(943)
Comprehensive income (loss)	$(731)	$1,103	$(263)	$2,504

See notes to condensed consolidated financial statements

FRANKLIN COVEY CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Quarters Ended
	May 28,	May 30,
	2016	2015
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(710)	$3,447
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,350	5,808
Share-based compensation expense	2,922	1,602
Amortization of capitalized curriculum costs	2,780	3,047
Impairment of assets	-	1,082
Deferred income taxes	(256)	255
Increase (reduction) to estimated earn out liability	1,456	(79)
Changes in assets and liabilities:
Decrease in accounts receivable, net	18,901	10,758
Decrease (increase) in inventories	(585)	1,250
Decrease in receivable from related party	753	1,214
Decrease (increase) in prepaid expenses and other assets	(191)	337
Decrease in accounts payable and accrued liabilities	(5,787)	(14,165)
Decrease (increase) in income taxes payable/receivable	(2,815)	904
Increase (decrease) in other long-term liabilities	49	(44)
Net cash provided by operating activities	21,867	15,416

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,606)	(1,619)
Curriculum development costs	(1,670)	(1,623)
Payment of contingent business acquisition costs	-	(262)
Net cash used for investing activities	(4,276)	(3,504)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	39,315	-
Payments on line of credit borrowings	(39,315)	-
Proceeds from term notes payable financing	15,000	-
Payment of contingent consideration liability	(2,167)	-
Principal payments on financing obligation	(1,085)	(960)
Purchases of common stock for treasury	(37,441)	(7,889)
Proceeds from sales of common stock held in treasury	489	504
Net cash used for financing activities	(25,204)	(8,345)
Effect of foreign currency exchange rates on cash and cash equivalents	242	(255)
Net increase (decrease) in cash and cash equivalents	(7,371)	3,312
Cash and cash equivalents at the beginning of the period	16,234	10,483
Cash and cash equivalents at the end of the period	$8,863	$13,795

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,700	$1,783
Cash paid for interest	1,625	1,606

Non-cash investing and financing activities:
Purchases of property and equipment financed by accounts payable	$186	$41

See notes to condensed consolidated financial statements

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

2.
Breadth and Scalability of Delivery Options – We have a wide range of content delivery options, including: on-site training, training led through certified facilitators, on-line learning, blended learning, intellectual property licenses including the newly introduced All Access Pass, and organization-wide transformational processes, including consulting and coaching.

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

The Company utilizes a modified 52/53-week fiscal year that ends on August 31 of each year.  Corresponding quarterly periods generally consist of 13-week periods that end on November 28, 2015, February 27, 2016, and May 28, 2016 during fiscal 2016.  Under the modified 52/53-week fiscal year, the three quarters ended May 28, 2016 had one less business day than the three quarters ended May 30, 2015.  Unless otherwise noted, references to fiscal years apply to the 12 months ended on August 31 of the specified year.

The results of operations for the quarter and three quarters ended May 28, 2016 are not necessarily indicative of results expected for the entire fiscal year ending August 31, 2016, or for any future periods.

Fair Value of Financial Instruments and NinetyFive 5 Earn Out Payments

At May 28, 2016, the carrying value of our financial instruments approximated their fair values.  The fair value of the contingent earn out payment liability from the acquisition of Ninety-Five 5, LLC (NinetyFive 5) in a prior period is considered a “level 3” measurement because we estimate projected earnings during the earn out period utilizing various potential pay-out scenarios.  There have been no significant changes in our valuation process as disclosed at August 31, 2015.  We made the first $2.2 million contingent earn out payment to the former owners of NinetyFive 5 during the quarter ended May 28, 2016.  Due to significant improvement in Sales Performance practice revenues during fiscal 2016, the probability of a second contingent earn out payment increased substantially and valuation model assumptions were adjusted for the improved results.  The fair value of this liability was $1.9 million (following payment of the first earn out payment) at May 28, 2016, which is recorded as a component of other long-term liabilities on our consolidated balance sheets.  Adjustments to the fair value of the contingent earn out liability are included in selling, general, and administrative expense in the accompanying condensed consolidated income statements.

Accounting Pronouncements Issued Not Yet Adopted

On May 28, 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board (IASB) and is designed to create a single, principles-based process by which all businesses calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and is required to be adopted in fiscal years beginning after December 15, 2017 and for interim periods therein.  The new standard may be applied using the “full retrospective” or “modified retrospective” approach.  As of May 28, 2016, we have not yet determined the method of adoption nor the impact that ASU No. 2014-09 will have on our reported revenue or results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which will require deferred tax assets and deferred tax liabilities to be presented as noncurrent within a classified balance sheet.  This ASU simplifies the current guidance which requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet.  The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected.  This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  We are currently evaluating the impact that ASU 2015-17 will have on our statement of financial position and financial statement disclosures.

On February 25, 2016 the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted for all entities.  For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach.  While we expect the adoption of this new standard will increase reported assets and liabilities, as of May 28, 2016, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our financial statements.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method, and were comprised of the following (in thousands):

	May 28,	August 31,
	2016	2015
Finished goods	$4,601	$3,914
Raw materials	32	35
	$4,633	$3,949

NOTE 3 – LINE OF CREDIT MODIFICATION AGREEMENT

On May 24, 2016, we entered into the Fifth Modification Agreement to our previously existing amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  We generally renew the Restated Credit Agreement on a regular basis to maintain the long-term availability of this credit facility.  The primary purposes of the Fifth Modification Agreement are to (i) obtain a term loan from the Lender for $15.0 million (the Term Loan); (ii) increase the maximum principal amount of the revolving line of credit from $30.0 million to $40.0 million; (iii) extend the maturity date of the Restated Credit Agreement from March 31, 2018 to March 31, 2019; (iv) permit the Company to convert balances outstanding from time to time under the revolving line of credit to term loans; and (v) adjust the fixed charge coverage ratio from 1.40 to 1.15.

The Term Loan provided us with $15.0 million of cash at an interest rate of LIBOR plus 1.85% per annum.  Interest is payable monthly and principal payments of $937,500 are due and payable on the first day of each January, April, July, and October until May 2019.  The remaining $3.75 million of principal due at the Term Loan maturity date may be repaid or converted into another term loan.  The proceeds from the Term Loan may be used for general corporate purposes and may be repaid sooner than May 2019 at our discretion.

In connection with the Fifth Modification Agreement, the Company and certain of our subsidiaries entered into a new Consent and Agreement of Guarantor and a promissory note for the Term Loan.

NOTE 4 – PURCHASES OF COMMON SHARES

Open Market Purchases

On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  During the quarter ended May 28, 2016, we purchased 135,724 shares of our common stock on the open market (subject to various regulations) for $2.1 million.  In total, we have purchased 895,638 shares of our common stock for $16.2 million through May 28, 2016 under the terms of this expanded common stock repurchase plan.

Fiscal 2016 Tender Offer

On December 8, 2015, we announced that our Board of Directors approved a modified Dutch auction tender offer for up to $35.0 million in value of shares of our common stock at a price within (and including) the range of $15.50 to $17.75 per share.  The tender offer commenced on December 14, 2015, and expired at 11:59 p.m. Eastern time, on January 12, 2016.  The tender offer was fully subscribed and we acquired 1,971,832 shares of our common stock at $17.75 per share.  Including fees to complete the tender offer, the total cost of the tendered shares was $35.3 million, which was financed by existing cash and proceeds from our revolving line of credit facility.  For further information regarding the terms and conditions of this completed tender offer, please refer to information in the Tender Offer Statement on Schedule TO filed with Securities and Exchange Commission on December 14, 2015 and subsequent amendments thereto.

NOTE 5 – SHARE-BASED COMPENSATION

The cost of our share-based compensation plans is included in selling, general, and administrative expenses in the accompanying condensed consolidated income statements.  The total cost of our share-based compensation plans was as follows for the periods presented (in thousands):

	Quarter Ended		Three Quarters Ended
	May 28,	May 30,	May 28,	May 30,
	2016	2015	2016	2015
Performance awards	$902	$446	$2,492	$1,221
Unvested share awards	112	113	338	288
Employee stock purchase plan	34	33	92	93
	$1,048	$592	$2,922	$1,602

During the quarter and three quarters ended May 28, 2016, we issued 12,560 shares and 67,233 shares, respectively, of our common stock to employees and non-employee members of the Board of Directors for various share-based compensation awards.  The following is a description of the developments in our share-based compensation plans during the quarter and three quarters ended May 28, 2016.

Performance Awards

On November 12, 2015, the Organization and Compensation Committee of the Board of Directors granted new performance-based awards for our executive officers and members of senior management.  A total of 231,276 shares may be awarded to the participants based on six individual vesting conditions that are divided into two performance measures, trailing four-quarter adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) and increased sales of Organizational Development Suite (OD Suite) offerings as shown below.  The OD Suite is defined as Leadership, Productivity, and Trust practice sales.

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

Compensation expense recognized during the quarter and three quarters ended May 28, 2016 for performance awards includes expense related to awards granted in previous periods for which the performance targets are probable of being achieved.

Unvested Share Awards

Our annual unvested share awards granted to non-employee members of the Board of Directors is administered under the terms of the 2015 Omnibus Incentive Plan, and is designed to provide our non-employee directors, who are not eligible to participate in our employee stock purchase plan, an opportunity to obtain an interest in the Company through the acquisition of shares of our common stock.  The annual unvested award is granted in January (following the annual shareholders’ meeting) of each year.  For the fiscal 2016 award, each eligible director received a whole-share grant equal to $75,000 with a one-year vesting period.  Our unvested share activity during the three quarters ended May 28, 2016 consisted of the following, all of which was attributable to the annual grant to the non-employee members of the Board of Directors:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested stock awards at
August 31, 2015	24,210	$18.59
Granted	25,032	17.98
Forfeited	-	-
Vested	(24,210)	18.59
Unvested stock awards at
May 28, 2016	25,032	$17.98

At May 28, 2016, there was approximately $0.3 million of unrecognized compensation expense associated with the fiscal 2016 Board of Directors’ unvested share award.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that offers qualified employees the opportunity to purchase shares of our common stock at a price equal to 85 percent of the average fair market value of our common stock on the last trading day of the calendar month in each fiscal quarter.  During the quarter and three quarters ended May 28, 2016, we issued 12,560 shares and 34,851 shares of our common stock to participants in the ESPP.

NOTE 6 – RESTRUCTURING COSTS

During the second quarter of fiscal 2016, we restructured the operations of our Australian direct office.  The restructuring is designed to reduce ongoing operating costs by closing the sales offices in Brisbane, Sydney, and Melbourne, and by reducing headcount for administrative and certain sales support functions.  Our remaining sales and support personnel in Australia will work from home offices, similar to many of our sales personnel located in the U.S. and Canada.  The $0.4 million charge recorded during the second quarter of fiscal 2016 was primarily for office closure costs, including remaining lease expense on the offices that were closed, and for employee severance costs.  The severance costs included the restructuring charge totaled less than $40,000.  Remaining accrued restructuring costs totaled $0.3 million at May 28, 2016 and were included as a component of accrued liabilities in our condensed consolidated balance sheet.

NOTE 7 – EARNINGS PER SHARE

The following is a reconciliation from basic earnings per share (EPS) to diluted EPS (in thousands, except per-share amounts).

	Quarter Ended		Three Quarters Ended
	May 28,	May 30,	May 28,	May 30,
	2016	2015	2016	2015
Numerator for basic and
diluted earnings per share:
Net income (loss)	$(1,052)	$1,191	$(710)	$3,447

Denominator for basic and
diluted earnings per share:
Basic weighted average shares
outstanding	14,259	16,739	15,259	16,839
Effect of dilutive securities:
Stock options and other
share-based awards	-	161	-	187
Diluted weighted average
shares outstanding	14,259	16,900	15,259	17,026

EPS Calculations:
Net income (loss) per share:
Basic	$(0.07)	$0.07	$(0.05)	$0.20
Diluted	(0.07)	0.07	(0.05)	0.20

Since we incurred a net loss for the quarter and three quarters ended May 28, 2016, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive.  The number of dilutive stock options and other share-based awards for the quarter and three quarters ended May 28, 2016 would have been approximately 120,000 shares and 137,000 shares, respectively.  Other securities, including performance share-based compensation instruments, may have a dilutive effect upon our EPS calculation in future periods if our financial results reach specified targets.

NOTE 8 – SEGMENT INFORMATION

Our sales are primarily comprised of training and consulting sales and related products.  Effective September 1, 2015, we reorganized our internal reporting structure to include four new divisions and a corporate services group.  A brief description of these new operating divisions is as follows:

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

The enterprise information presented below for the quarter and three quarters ended May 30, 2015 has been revised to be comparable with the new divisional structure described above.  We account for our enterprise information on the same basis as the accompanying condensed consolidated financial statements.

ENTERPRISE INFORMATION
(in thousands)

	Sales to
Quarter Ended	External		Adjusted
May 28, 2016	Customers	Gross Profit	EBITDA	Depreciation	Amortization

Direct offices	$23,892	$16,804	$2,856	$70	$1
Strategic markets	6,906	4,027	232	1	61
Education practice	7,397	4,202	(1,584)	1	-
International licensees	4,472	3,488	2,259	1	-
Total	42,667	28,521	3,763	73	62
Corporate and eliminations	2,071	1,041	(1,969)	930	660
Consolidated	$44,738	$29,562	$1,794	$1,003	$722

Quarter Ended
May 30, 2015

Direct offices	$26,307	$18,379	$3,219	$85	$1
Strategic markets	9,337	5,240	1,994	70	246
Education practice	6,091	2,778	(919)	1	-
International licensees	4,027	2,913	1,559	1	-
Total	45,762	29,310	5,853	157	247
Corporate and eliminations	2,544	1,012	(989)	823	665
Consolidated	$48,306	$30,322	$4,864	$980	$912

Three Quarters Ended
May 28, 2016

Direct offices	$72,119	$51,189	$9,873	$212	$3
Strategic markets	21,636	13,357	2,369	95	553
Education practice	22,151	11,787	(2,443)	3	-
International licensees	13,093	10,046	6,653	3	-
Total	128,999	86,379	16,452	313	556
Corporate and eliminations	6,225	3,109	(5,777)	2,496	1,985
Consolidated	$135,224	$89,488	$10,675	$2,809	$2,541

Three Quarters Ended
May 30, 2015

Direct offices	$77,387	$54,191	$8,763	$252	$3
Strategic markets	28,153	16,577	6,570	159	812
Education practice	17,249	8,524	(2,626)	3	-
International licensees	12,845	9,658	5,526	4	-
Total	135,634	88,950	18,233	418	815
Corporate and eliminations	6,863	2,592	(3,643)	2,566	2,003
Consolidated	$142,497	$91,542	$14,590	$2,984	$2,818

A reconciliation of our consolidated Adjusted EBITDA to consolidated net income (loss) is provided below (in thousands).

	Quarter Ended		Three Quarters Ended
	May 28,	May 30,	May 28,	May 30,
	2016	2015	2016	2015
Enterprise Adjusted EBITDA	$3,763	$5,853	$16,452	$18,233
Corporate expenses	(1,969)	(989)	(5,777)	(3,643)
Consolidated Adjusted EBITDA	1,794	4,864	10,675	14,590
Share-based compensation expense	(1,048)	(592)	(2,922)	(1,602)
Reduction (increase) to contingent earn
out liability	(88)	51	(1,456)	79
Restructuring costs	-	-	(376)	-
Impairment of assets	-	(1,082)	-	(1,082)
Other income (expense)	(191)	65	(330)	-
Depreciation	(1,003)	(980)	(2,809)	(2,984)
Amortization	(722)	(912)	(2,541)	(2,818)
Income (loss) from operations	(1,258)	1,414	241	6,183
Interest income	81	104	243	322
Interest expense	(564)	(532)	(1,659)	(1,605)
Discount on related party receivable	-	(233)	-	(364)
Income (loss) before income taxes	(1,741)	753	(1,175)	4,536
Income tax benefit (provision)	689	438	465	(1,089)
Net income (loss)	$(1,052)	$1,191	$(710)	$3,447

We reassess the fair value of expected contingent consideration and the corresponding liability resulting from the fiscal 2013 acquisition of NinetyFive 5 each period.  The increases to the liability during the quarter and three quarters ended May 28, 2016 totaled approximately $0.1 million and $1.5 million, and are reflected in selling, general, and administrative expenses on our consolidated income statements.  However, the impact of these adjustments is not included in our consolidated Adjusted EBITDA calculations as shown above.

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

We account for our investment in FCOP using the equity method of accounting.  However, we have not recorded our share of FCOP’s losses in the accompanying condensed consolidated income statements because we have impaired and written off investment balances in previous periods, as defined within the applicable accounting guidance, in excess of our share of FCOP’s losses through May 28, 2016.

Our primary exposure related to FCOP is from amounts owed to us by FCOP.  We receive reimbursement from FCOP for certain operating costs and for working capital or other advances that we may make to FCOP although we are not contractually required to make advances to FCOP.

The operations of FCOP are primarily financed by the sale of planning products and accessories in the normal course of business.  The majority of FCOP’s sales and cash flows are seasonal and occur between October and January.  Accordingly, we generally receive payment on outstanding receivables during our second and third quarters of each fiscal year.  During fiscal 2016, we have received $2.7 million in cash from FCOP as payment on receivable balances.  At May 28, 2016, we had $3.2 million (net of $0.9 million discount) receivable from FCOP compared with $4.0 million (net of $1.0 million discount) receivable at August 31, 2015.  These receivables are classified as components of current and long-term assets in our condensed consolidated balance sheets based on expected payment dates.  The long-term receivables have been discounted using a rate of 15 percent.

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

RESULTS OF OPERATIONS

Overview

The third quarter of our fiscal year includes the months of March, April, and May.  Our third quarter of fiscal 2016 ended on May 28, 2016, and the third quarter of the prior year ended on May 30, 2015.

During late January 2016, we introduced the All Access Pass (AAP) in our regional sales offices that serve the United States and Canada.  The AAP allows our clients to purchase access to a broad base of our intellectual property for a specified period—usually one year.  Clients may utilize entire training offerings or use individual portions of numerous curriculums to customize a training or personnel program that fits their needs.  The introduction of the AAP has thus far been well received by current and prospective clients and we recognized $3.0 million of new contract revenue from AAP during the quarter ended May 28, 2016, excluding $2.0 million of sales that were required to be deferred, compared with $1.8 million of new contract revenue in the second quarter.  Including the recognition of previously deferred AAP sales, we recognized $3.4 million of AAP revenues during the quarter ended May 28, 2016.  While we are optimistic about the future of the AAP and believe that this service will provide additional revenues in future periods from both new sales and from recognition of amounts previously deferred, the transition to this business model has impacted fiscal 2016 reporting periods as we defer a portion of revenues that under previous contracts (such as for facilitator sales) were fully recognized as the transaction was completed.  Accordingly, our sales performance during the transition period may be impacted by the deferral of AAP revenues.

A summary of key financial results for the quarter ended May 28, 2016 are as follows:

•
Sales – Our net sales for the quarter ended May 28, 2016 totaled $44.7 million compared with $48.3 million in the third quarter of fiscal 2015.  Increased Education practice sales and increased licensee royalty revenues were insufficient to offset the impact of the non-renewal of a large government contract which had $2.1 million of revenue in the third quarter of fiscal 2015, decreased sales in our direct office channel (primarily related to AAP sales), and decreased Sales Performance and Customer Loyalty practice revenues.

•
Gross Profit – Our gross profit for the third quarter of fiscal 2016 was $29.6 million compared with $30.3 million in the third quarter of fiscal 2015 and decreased due to lower sales as described above.  Our consolidated gross margin, which is gross profit as a percentage of sales, improved to 66.1 percent of sales compared with 62.8 percent in the third quarter of fiscal 2015.

•
Operating Expenses – Our operating expenses increased by $1.9 million compared with the third quarter of fiscal 2015, which was primarily due to a $3.2 million increase in selling, general, and administrative (SG&A) expenses.  Increased SG&A expenses were partially offset by $1.1 million of decreased asset impairment charges, and $0.2 million of lower amortization costs.  Increased SG&A expenses were primarily due to increased bad debt expense primarily due to a large Education practice contract write off, increased promotional and travel costs related to marketing events and the newly introduced AAP, newly hired sales and sales-related personnel, and increased non-cash share-based compensation expense.

•
Operating Income (Loss) and Net Income (Loss) – As a result of the factors discussed above, we recognized a $1.3 million loss from operations compared with $1.4 million of income from operations in the third quarter of fiscal 2015.  Net loss for the third quarter of fiscal 2016 was $1.1 million, or $(.07) per share, compared with $1.2 million of net income, or $.07 per diluted share, in the third quarter of fiscal 2015.

•
Cash Flows from Operating Activities – Our cash flows provided by operating activities increased $6.5 million, or 42 percent, to $21.9 million in the first three quarters of fiscal 2016 compared with $15.4 million in the first three quarters of fiscal 2015.  The improvement was primarily due to increased collections of accounts receivable and reduced cash used to pay accrued liabilities and accounts payable from seasonally high August 31 balances.

•
Foreign Currency Translation – The strengthening U.S. dollar had an adverse impact on our sales and operations during the first half of fiscal 2016 as we translated the financial statements of our directly owned foreign offices and royalty revenues from our international licensees.  However, during the quarter ended May 28, 2016 the impact of foreign exchange translation was insignificant on our sales and operating results.  For the three quarters ended May 28, 2016, our net sales were reduced by $1.5 million, and our operating income was reduced by $1.2 million due to changes in exchange rates as the U.S. dollar strengthened compared with the prior year.

Further details regarding these factors and their impact on our operating results and liquidity are provided throughout the following management’s discussion and analysis.  The following table sets forth consolidated sales data by category and by our operating divisions for the periods indicated (in thousands).

	Quarter Ended			Three Quarters Ended
	May 28, 2016	May 30, 2015	Percent Change	May 28, 2016	May 30, 2015	Percent Change
Sales by Category:
Training and consulting services	$42,275	$45,373	(7)	$127,746	$134,392	(5)
Products	1,340	1,710	(22)	4,125	4,846	(15)
Leasing	1,123	1,223	(8)	3,353	3,259	3
	$44,738	$48,306	(7)	$135,224	$142,497	(5)

Sales by Division:
Direct offices	$23,892	$26,307	(9)	$72,119	$77,387	(7)
Strategic markets	6,906	9,337	(26)	21,636	28,153	(23)
Education practice	7,397	6,091	21	22,151	17,249	28
International licensees	4,472	4,027	11	13,093	12,845	2
Corporate and other	2,071	2,544	(19)	6,225	6,863	(9)
	$44,738	$48,306	(7)	$135,224	$142,497	(5)

Quarter Ended May 28, 2016 Compared with the Quarter Ended May 30, 2015

Sales

We offer a variety of training courses, consulting services, and training-related products that are focused on solving organizational problems which require a change in human behavior.  Our training and consulting solutions are provided both domestically and internationally through our sales force, client facilitators, international licensees, and the internet on various web-based delivery platforms.  The following sales analysis for the quarter ended May 28, 2016 is based on activity through our divisions as shown above.

Direct Offices – This channel includes our three regional sales offices that serve clients in the United States and Canada; our directly owned international offices in Japan, the United Kingdom, and Australia; and our public program operations.  As previously mentioned, we introduced the AAP in our domestic direct offices in late January 2016.  The AAP was well received by existing and new clients and we sold $3.0 million of new AAP contracts during the third quarter of fiscal 2016.  However, in accordance with applicable revenue recognition guidance for multiple element arrangements, we deferred $2.0 million of revenue during the quarter that will be recognized over the lives of the contracts.  While sales of new AAP contracts grew 64 percent compared with the second quarter of this year, our onsite presentation sales declined in our direct offices compared with the prior year.  Our international direct office sales declined by $0.3 million during the quarter, primarily due to decreased demand for certain programs in these offices.

We continue to be encouraged by the initial acceptance and strengthening business pipeline for potential AAP sales.  While we expect increased AAP sales to improve overall revenue levels, a portion of AAP sales will continue to be deferred into future periods.  As a result, total sales for the specific period may not be as high as previously anticipated, but future periods will benefit as we recognize the deferred portion of the AAP revenues.  Additionally, foreign exchange rates may continue to have an adverse impact on our international direct office sales during fiscal 2016, when compared with the prior year.

Strategic Markets – This division includes our government services office, Sales Performance practice, Customer Loyalty practice, and the new “Global 50” group, which is specifically focused on sales to large, multi-national organizations.  The $2.4 million decrease in sales was primarily due to the renewal of a government contract in fiscal 2015, which did not repeat in fiscal 2016, a $0.7 million decrease in Customer Loyalty practice sales, and a $0.7 million decrease in Sales Performance practice revenues.  Partially offsetting these decreases were $0.8 million of increased government services sales (excluding the impact of the government contract that was not renewed) and $0.3 million of revenue from the Global 50 group.  In the first quarter of fiscal 2015, we renewed a contract with a federal agency and we recognized $2.1 million of revenue from this contract in the quarter ended May 30, 2015.  However, due to administrative changes at the federal agency, the contract has not been open for renewal bids and may not be reopened during fiscal 2016.  Our Customer Loyalty practice sales decreased primarily due to the termination of a contract with a large, multi-unit retailer.  Sales Performance practice sales declined primarily due to fewer new contracts obtained during the quarter.

Education Practice – Our Education practice division is comprised of our domestic and international Education practice operations (focused on sales to educational institutions) and includes our widely acclaimed The Leader In Me program designed for students primarily in K-6 elementary schools.  We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to a $1.3 million increase in Education practice revenues compared with the prior year.  Sales of subscription services during fiscal 2015 also improved sales during the quarter as we recognized a portion of the revenue that was deferred in previous periods.  We continue to make substantial investments in new sales personnel for our Education practice and expect that our sales will continue to grow compared with prior periods in the future.  Consistent with prior years, we expect the majority of sales growth from our Education practice to occur during our fourth fiscal quarter.

International Licensees – In countries or foreign locations where we do not have a directly-owned office, our training and consulting services are delivered through independent licensees, which may translate and adapt our curriculum to local preferences and customs, if necessary.  Our international licensee royalties increased $0.4 million as certain of our licensee partners’ sales increased compared with the prior year.  Licensee sales during the quarter ended May 28, 2016 were reduced by $0.1 million due to adverse foreign exchange rate fluctuations as the U.S. dollar strengthened during the quarter.  While we are confident in our international licensee partners’ ability to grow during fiscal 2016, increased international instability and a strengthening U.S. dollar may have an adverse impact on our licensee revenues when compared with prior periods.

Corporate and other – Our “corporate and other” sales are mainly comprised of leasing, books and audio product sales, and shipping and handling revenues.  These sales decreased primarily due to a $0.2 million decrease in shipping and handling revenues from lower sales, a $0.2 million decrease in book and audio revenues from royalties on publications, and a $0.1 million decrease in leasing revenues.

Gross Profit

Gross profit consists of net sales less the cost of services provided or the cost of products sold.  For the quarter ended May 28, 2016, our gross profit was $29.6 million compared with $30.3 million in the third quarter of fiscal 2015.  The decrease in gross profit was primarily due to decreased sales as previously described.  Our gross margin for the quarter ended May 28, 2016 increased to 66.1 percent of sales compared with 62.8 percent in the quarter ended May 30, 2015.  The improvement in gross margin was primarily due to a change in the mix of sales, which produced increased intellectual property sales, including the All Access Pass sales, increased international licensee royalty revenue, decreased onsite presentations, and increased Education practice subscription revenues.

Operating Expenses

Our operating expenses consisted of the following for the periods indicated (in thousands):

	Quarter Ended
	May 28, 2016	May 30, 2015	$ Change	% Change
Selling, general, and administrative expense	$27,959	$25,393	$2,566	10
Increase (decrease) to NinetyFive 5 contingent earn out liability	88	(51)	139	n/a
Share-based compensation	1,048	592	456	77
Total selling, general, and administrative expense	29,095	25,934	3,161	12
Impairment of assets	-	1,082	(1,082)	(100)
Depreciation	1,003	980	23	2
Amortization	722	912	(190)	(21)
	$30,820	$28,908	$1,912	7

Selling, General and Administrative – The increase in our SG&A expenses was primarily due to 1) a $0.9 million increase in bad debt expense primarily resulting from an Education practice account that was determined to be uncollectible during the quarter ended May 28, 2016 and an increase to the allowance for doubtful accounts; 2) a $0.8 million increase in advertising and travel costs primarily to promote the newly introduced All Access Pass; 3) a $0.7 million increase in personnel costs primarily related to additional sales and sales related personnel; 4) a $0.5 million increase in non-cash share-based compensation; and 5) a $0.3 million increase in software costs primarily from the installation of a new enterprise resource planning system.  We continue to invest in new sales personnel and we had 194 client partners at May 28, 2016 compared with 177 client partners at May 30, 2015.

Impairment of Assets – During the quarter ended May 30, 2015, we impaired $1.1 million of long-term assets, which consisted of $0.6 million of capitalized curriculum that was discontinued (and related prepaid royalties) and $0.5 million of long-term receivables from FCOP.  We determined that we will receive payment from FCOP for certain rent expenses earlier than previously estimated.  While this determination improves cash flows from FCOP in the short term, the present value of our share of cash distributions to cover remaining long-term receivables was reduced and was less than the present value of the receivables previously recorded and accordingly, we recalculated the discount on the long-term receivables and impaired the remaining difference.

Amortization – Our consolidated amortization expense decreased slightly compared with the prior year due to the amortization of previously acquired intangibles, which are amortized more heavily early in their estimated useful lives.  We currently expect our amortization expense from definite-lived intangible assets will total $3.3 million in fiscal 2016.

Income Taxes

Our effective income tax benefit rate for the quarter ended May 28, 2016 was approximately 40 percent, compared with an income tax benefit rate of approximately 58 percent for the third quarter of fiscal 2015.  The tax rate benefit for the quarter ended May 28, 2016 was primarily due to a pre-tax loss.  The income tax benefit recognized during the third quarter of fiscal 2015 was primarily due to the recognition of tax benefits from amending prior year federal income tax returns to realize foreign tax credits that were previously treated as expired under the tax positions taken in the original returns.

Three Quarters Ended May 28, 2016 Compared with the Three Quarters Ended May 30, 2015

Sales

The following sales analysis for the three quarters ended May 28, 2016 is based on activity through our divisions as shown above.

Direct Offices – Our direct office sales for the first three quarters of fiscal 2016 were adversely impacted by $1.9 million of decreased sales at our western regional sales office, primarily due to economic conditions affecting clients in certain industries; $0.7 million of negative foreign exchange impact on sales through our international direct offices and sales in Canada; and the timing of a $0.7 million contract with a company that provides public programs.  Additionally, we introduced the AAP in our domestic regional offices during late January 2016, which produced $4.8 million of new contract sales in the three quarters ended May 28, 2016.  However, due to applicable accounting guidance related to multiple element transactions, we deferred $3.1 million of sales, which will be recognized in future periods.  During the transition to the AAP business model, the deferral of a portion of AAP revenues will affect our recognized direct office sales.

Strategic Markets – The $6.5 million decrease in sales was due to the renewal of a large government contract in fiscal 2015, which did not repeat in fiscal 2016, and a $1.8 million decrease in Customer Loyalty practice sales.  These decreases were partially offset by $1.0 million of increased government services revenues (excluding the impact of the large government contract) and $0.8 million of Global 50 group sales.  Sales Performance practice revenues were flat compared with the first three quarters of the prior year.  In the first quarter of fiscal 2015, we renewed a contract with a federal agency and we recognized $6.5 million from that contract during the first three quarters of fiscal 2015.  However, due to administrative changes at the federal agency, the contract has not been open for renewal bids and may not be reopened at all during fiscal 2016.  Our Customer Loyalty practice sales decreased primarily due to the termination of a contract with a large, multi-unit retailer.

Education Practice – We continue to see increased demand for The Leader in Me program in many school districts in the United States as well as in some international locations, which contributed to a $4.9 million increase in Education practice revenues compared with the prior year.  Sales of subscription services during fiscal 2015 also improved sales during the first three quarters of fiscal 2016 as we recognized a portion of the revenue that was deferred in previous periods.  Consistent with prior years, we expect the majority of sales growth from our Education practice to occur during our fourth fiscal quarter.

International Licensees – Our international licensee royalties for the three quarters ended May 28, 2016 were primarily impacted by $0.6 million of adverse foreign exchange rate activity.  Excluding the impact of foreign exchange, our international licensee sales increased by 7 percent compared with the prior year.

Corporate and other – For the three quarters ended May 28, 2016, decreased books and audio revenues and decreased shipping and handling revenues were partially offset by a $0.1 million increase in leasing revenues.

Gross Profit

Our gross profit for the three quarters ended May 28, 2016 was $89.5 million compared with $91.5 million in the same period of fiscal 2015.  The decrease in gross profit was primarily due to decreased sales as described above.  Our gross margin for the three quarters of fiscal 2016 increased to 66.2 percent of sales compared with 64.2 percent in the first three quarters of fiscal 2015.  The improvement in gross margin was primarily due to a change in the mix of sales, which produced increased intellectual property sales, including All Access Pass sales, decreased onsite presentations, increased recognition of Education practice subscription revenues, increased international licensee royalty revenues, and decreased costs associated with our online offerings as we restructured our online program operations during the first quarter of fiscal 2016.

Operating Expenses

Our operating expenses consisted of the following for the periods presented (in thousands):

	Three Quarters Ended
	May 28, 2016	May 30, 2015	$ Change	% Change
Selling, general, and administrative expense	$79,143	$76,952	$2,191	3
Increase (decrease) to NinetyFive 5 earn out liability	1,456	(79)	1,535	n/a
Share-based compensation expense	2,922	1,602	1,320	82
Total selling, general, and administrative expense	83,521	78,475	5,046	6
Restructuring	376	-	376	n/a
Impairment of assets	-	1,082	(1,082)	(100)
Depreciation	2,809	2,984	(175)	(6)
Amortization	2,541	2,818	(277)	(10)
	$89,247	$85,359	$3,888	5

Selling, General and Administrative – The increase in our SG&A expenses was primarily due to 1) a $2.1 million increase in associate costs, primarily due to new sales and sales related personnel; 2) a $1.5 million increase in the contingent earn out liability related to the acquisition of NinetyFive 5; 3) a $1.3 million increase in non-cash share-based compensation; and 4) a $1.1 million increase in bad debt expense primarily resulting from an account that was deemed uncollectible in the third quarter of fiscal 2016 and increases to the allowance for doubtful accounts throughout the first three quarters of the fiscal year.  A significant improvement in Sales Performance practice EBITDA during the first half of fiscal 2016 increased the probability of a second $2.2 million contingent consideration payment to the former owners of NinetyFive 5, which led to the significant increase in expense for the period.  Partially offsetting these increases were $0.5 million of reduced advertising and promotional expenses and cost savings in various other areas of our operations.

Restructuring – During the second quarter of fiscal 2016, we restructured the operations of our Australian direct office.  The restructuring is designed to reduce ongoing operating costs by closing the sales offices in Brisbane, Sydney, and Melbourne, and by reducing headcount for administrative and certain sales support functions.  Our remaining sales and support personnel in Australia will work from home offices, as do most of our sales personnel located in the U.S. and Canada.  The $0.4 million charge recorded during the second quarter was primarily for office closure costs, including remaining lease expense on the offices that were closed, and for employee severance costs.

Depreciation – Depreciation expense decreased due to certain assets becoming fully depreciated during the first three quarters of fiscal 2016 and the acceleration of $0.1 million of depreciation on certain assets, which were determined to have reduced useful lives, during the second quarter of fiscal 2015.  Based on previous property and equipment acquisitions and expected capital asset activity during fiscal 2016, we expect depreciation expense will total approximately $4.0 million in fiscal 2016.

Amortization – Our consolidated amortization expense decreased compared with the prior year due to the amortization of previously acquired intangibles, which are amortized more heavily during the early part of their estimated useful lives.

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

Income Taxes

Our effective tax rate benefit for the three quarters ended May 28, 2016 was approximately 40 percent, compared with an effective income tax rate of approximately 24 percent in the corresponding period of fiscal 2015.  The tax rate benefit for the three quarters ended May 28, 2016 was due to a pre-tax loss for the period.  The effective tax rate for the three quarters ended May 30, 2015 was significantly lower than statutory rates primarily due to the recognition of tax benefits from amending prior year federal income tax returns and the realization of foreign tax credits previously treated as expired under the tax provisions taken in the original returns.

Although we paid $2.7 million in cash for income taxes during the three quarters ended May 28, 2016, we anticipate that our total cash paid for income taxes will be less than our annual income tax provision from fiscal 2016 through fiscal 2017 as we utilize foreign tax credit carryforwards and other deferred income tax assets.  After the utilization of our foreign tax credit carryforwards, which we currently expect to be fully consumed by the end of fiscal 2017, we anticipate that our cash paid for income taxes will increase and approximate our annual income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Through the first three quarters of fiscal 2016, we used a substantial amount of our liquidity and capital resources to acquire shares of our outstanding common stock.  During the second quarter of fiscal 2016 we completed a modified Dutch auction tender offer whereby we purchased 1,971,832 shares of our common stock for $17.75 per share.  The total cost of the tender offer, including various professional services fees, was $35.3 million.  We also purchased 135,724 shares of our common stock for $2.1 million on the open market under the terms of a Board of Director approved plan during the third quarter of fiscal 2016.  Primarily due to the use of cash to purchase shares of our common stock for treasury, our cash balance at May 28, 2016 decreased to $8.9 million, with no borrowings on our line of credit, compared with $16.2 million of cash, and no borrowings on the line of credit, at August 31, 2015.  As part of the regular renewal of our existing credit facility (refer to discussion below), we borrowed $15.0 million on a promissory note that matures in May 2019 to help finance the acquisition of our common stock during fiscal 2016.

Our net working capital (current assets less current liabilities) was $35.5 million at May 28, 2016 compared with $55.8 million at August 31, 2015.  Of our $8.9 million in cash at May 28, 2016, $6.7 million was held at our foreign subsidiaries.  We routinely repatriate cash from our foreign subsidiaries and consider cash generated from foreign activities a key component of our overall liquidity position.  Our primary sources of liquidity are cash flows from the sale of services in the normal course of business and available proceeds from our recently renewed revolving line of credit facility.  Our primary uses of liquidity include payments for operating activities, purchases of our common stock, capital expenditures (including curriculum development), working capital expansion, and debt payments.

Fifth Modification to Amended and Restated Credit Agreement

On May 24, 2016, we entered into the Fifth Modification Agreement to our existing amended and restated secured credit agreement (the Restated Credit Agreement) with our existing lender.  The primary purposes of the Fifth Modification Agreement are to (i) obtain a term loan from the lender for $15.0 million (the Term Loan); (ii) increase the maximum principal amount of the revolving line of credit from $30.0 million to $40.0 million; (iii) extend the maturity date of the Restated Credit Agreement from March 31, 2018 to March 31, 2019; (iv) permit us to convert balances outstanding from time to time under the revolving line of credit to term loans; and (v) adjust the fixed charge coverage ratio from 1.40 to 1.15.  The proceeds from the Term Loan may be used for general corporate purposes.

The Term Loan allows the Company to borrow $15.0 million at an interest rate of LIBOR plus 1.85% per annum.  Interest is payable monthly and principal payments of $937,500 are due and payable on the first day of each January, April, July, and October until May 2019.  The remaining $3.75 million of principal due at the Term Loan maturity date may be repaid by the Company or converted into another term loan.  The Term Loan may also be repaid sooner than May 2019 at the Company’s discretion.

The Fifth Modification Agreement preserves existing debt covenants that include (i) a Funded Debt to EBITDAR ratio of less than 3.0 to 1.0; (ii) a Fixed Charge Coverage ratio greater than 1.15 to 1.0 as discussed above; (iii) an annual limit on capital expenditures (excluding capitalized curriculum development) of $8.0 million; and (iv) outstanding borrowings on the revolving line of credit may not exceed 150 percent of consolidated accounts receivable.  The other key terms and conditions of the Fifth Modification Agreement are substantially the same as those defined in the Restated Credit Agreement.  We believe that we were in compliance with the financial covenants and other terms applicable to the Restated Credit Agreement at May 28, 2016.

In addition to our revolving line of credit facility, and $15.0 million Term Loan, we have a long-term lease on our corporate campus that is accounted for as a financing obligation.

The following discussion is a description of the primary factors affecting our cash flows and their effects upon our liquidity and capital resources during the three quarters ended May 28, 2016.

Cash Flows From Operating Activities

Our primary source of cash from operating activities was the sale of services and products to our customers in the normal course of business.  The primary uses of cash for operating activities were payments for selling, general, and administrative expenses, payments for direct costs necessary to conduct training programs, payments to suppliers for materials used in training manuals sold, and to fund working capital needs.  Our cash flows provided by operating activities during the first three quarters of fiscal 2016 increased $6.5 million to $21.9 million compared with $15.4 million in the first three quarters of fiscal 2015.  During the first three quarters of fiscal 2016, our cash flows from operating activities reflected improved collections of seasonally high accounts receivable and reduced payments of seasonally high accrued liability (primarily due to lower year-end bonuses) and accounts payable balances.

Although our collections of accounts receivable improved significantly during the first three quarters of fiscal 2016, our overall collections continue to be hampered by slower-than-anticipated collections from governmental sales, including Education practice sales, licensees, and longer payment terms on certain services contracts.  The longer payment terms granted to certain clients were within our normal credit policy.  We anticipate that these longer collection periods may continue in future periods.

Cash Flows From Investing Activities and Capital Expenditures

Our cash used for investing activities during the first three quarters of fiscal 2016 totaled $4.3 million.  Our primary uses of cash for investing activities included purchases of property and equipment, in the normal course of business, and spending on curriculum development.

Our purchases of property and equipment, which totaled $2.6 million, consisted primarily of computer software, hardware, and leasehold improvements.  We currently anticipate that our purchases of property and equipment will total approximately $5.0 million in fiscal 2016; however, we are in the process of replacing our existing enterprise resource planning software, which may result in capital spending that is different than our current expectations.

We spent $1.7 million during the first three quarters of fiscal 2016 on the development of various curriculum offerings.  We believe continued investment in our offerings is critical to our future success and anticipate that our capital spending for curriculum development will total $3.0 million during fiscal 2016.

Cash Flows From Financing Activities

During the three quarters ended May 28, 2016, we used $25.2 million of net cash for financing activities.  Our primary uses of cash for financing activities consisted of $35.3 million used to purchase 1,971,832 shares of our common stock in a modified Dutch auction tender offer (as previously described) in the second quarter of fiscal 2016; the payment of a contingent consideration from the purchase of NinetyFive 5 in a prior period; $2.1 million of cash used to purchase 135,724 shares of common stock on the open market during the third quarter of fiscal 2016; and $1.1 million used for principal payments on our long-term financing obligation.  Partially offsetting these uses of cash were $15.0 million of proceeds from a term note payable that matures in May 2019 and $0.5 million of cash received from participants in our employee stock purchase plan.

During fiscal 2013, we completed the acquisition of NinetyFive 5, an entity that provides sales success training services.  The consideration for the acquisition consisted of an initial $4.2 million payable in four installments through December 2013, and additional potential earn out payments up to a maximum of $8.5 million based on cumulative EBITDA as set forth in the purchase agreement.  Based on significantly improved EBITDA from our sales performance group during the first half of fiscal 2016, we paid the first contingent earn out payment of $2.2 million in the third quarter of fiscal 2016 and may have to pay additional contingent earn out payments in fiscal 2017.  The contingent earn out liability to the former owners of NinetyFive 5 is required to be recorded at fair value based on current and expected EBITDA performance.  At May 28, 2016, the fair value of this liability was $1.9 million, which was recorded as a component of other long-term liabilities in our consolidated balance sheet.

On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 895,638 shares of our common stock for $16.2 million through May 28, 2016.  Future purchases of common stock under the terms of this Board approved plan will increase the amount of cash used for financing activities.

Sources of Liquidity

We expect to meet our projected capital expenditures, service our existing financing obligation and notes payable, and meet other working capital requirements during the remainder of fiscal 2016 and into fiscal 2017 through current cash balances, future cash flows from operating activities, and from borrowings on our recently expanded line of credit.  Going forward, we will continue to incur costs necessary for the day-to-day operation and potential growth of the business and may use our available line of credit and other financing alternatives, if necessary, for these expenditures.  Our existing credit agreement expires on March 31, 2019 and we expect to renew this credit agreement regularly in future periods to maintain the availability of this credit facility.  Additional potential sources of liquidity available to us include factoring receivables, issuance of additional equity, or issuance of debt from public or private sources.  If necessary, we will evaluate all of these options and select one or more of them depending on overall capital needs and the associated cost of capital.

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

Contractual Obligations

We have not structured any special purpose entities, or participated in any commodity trading activities, which would expose us to potential undisclosed liabilities or create adverse consequences to our liquidity.  Our required contractual payments primarily consist of 1) lease payments resulting from the sale of our corporate campus (financing obligation); 2) principal and interest payments on a recently obtained $15.0 million term loan; 3) minimum operating lease payments primarily for domestic regional and foreign office space; 4) short-term purchase obligations for inventory items and other products and services used in the ordinary course of business; and 5) payments to HP Enterprise Services for outsourcing services related to information systems, warehousing, and distribution services.  We also have an obligation to pay contingent earn out payments to the former owners of NinetyFive 5 if certain earnings thresholds are achieved.  Based on operating results in fiscal 2016, we paid the first contingent earn out payment of $2.2 million during the third quarter of fiscal 2016.  However, the timing and amount of additional earn out payments are uncertain at May 28, 2016.  For further information on our contractual obligations, please refer to the table included in our annual report on Form 10-K for the fiscal year ended August 31, 2015.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This new standard was issued in conjunction with the International Accounting Standards Board and is designed to create a single, principles-based process by which all businesses calculate revenue.  The new standard replaces numerous individual, industry-specific revenue rules found in U.S. generally accepted accounting principles and is required to be adopted in fiscal years beginning after December 15, 2017 and for interim periods therein.  The new standard may be applied using the “full retrospective” or “modified retrospective” approach.  As of May 28, 2016, we have not yet determined the method of adoption nor the impact that ASU No. 2014-09 will have on our reported revenue or results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which will require deferred tax assets and deferred tax liabilities to be presented as noncurrent within a classified balance sheet.  This ASU simplifies the current guidance which requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet.  The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected.  This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  We are currently evaluating the impact that ASU 2015-17 will have on our statement of financial position and financial statement disclosures.

On February 25, 2016 the FASB issued ASU No. 2016-02, Leases.  The new lease accounting standard is the result of a collaborative effort with the IASB (similar to the new revenue standard described above), although some differences remain between the two standards.  This new standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which lessor makes the underlying asset available to the lessee.  For lessors, accounting for leases is substantially the same as in prior periods.  For public companies, the new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted for all entities.  For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach.  While we expect the adoption of this new standard will increase reported assets and liabilities, as of May 28, 2016, we have not yet determined the full impact that the adoption of ASU 2016-02 will have on our financial statements.

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

Our international strategy includes the use of licensees in countries where we do not have a wholly owned operation.  Licensee companies are unrelated entities that have been granted a license to translate our content and curriculum, adapt the content and curriculum to the local culture, and sell our training seminars and products in a specific country or region.  Licensees are required to pay us royalties based upon a percentage of their sales to clients.  We recognize royalty income each period based upon the sales information reported to us from our licensees.  International royalty revenue is reported as a component of training and consulting service sales in our consolidated statement of operations.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by the Company in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding our expectations about future sales levels and financial results, future training and consulting sales activity, expected acceptance of the All Access Pass, the expected transition period for revenue recognition and the change in the business plan associated with the All Access Pass, expected payment of the contingent earn out payment to NinetyFive 5, anticipated expenses, future gross margins, the release of new services or products, the adequacy of existing capital resources, our ability to extend our line of credit facility, the amount of cash expected to be paid for income taxes, our ability to maintain adequate capital for our operations, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuations, the seasonality of future sales, the seasonal fluctuations in cash used for and provided by operating activities, expected improvements in our working capital, future compliance with the terms and conditions of our line of credit, the ability to borrow on our line of credit, expected collection of amounts receivable from FC Organizational Products LLC and others, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of our annual report on Form 10-K for the fiscal year ended August 31, 2015, entitled “Risk Factors.”  In addition, such risks and uncertainties may include unanticipated developments in any one or more of the following areas:  unanticipated costs or capital expenditures; difficulties encountered by HP Enterprise Services in operating and maintaining our information systems and controls, including without limitation, the systems related to demand and supply planning, inventory control, and order fulfillment; delays or unanticipated outcomes relating to our strategic plans; dependence on existing products or services; the rate and consumer acceptance of new product introductions; competition; foreign exchange rates and the strengthening U.S. dollar; the number and nature of customers and their product orders, including changes in the timing or mix of product or training orders; pricing of our products and services and those of competitors; adverse publicity; and other factors which may adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

At May 28, 2016, we did not have any amounts drawn on our revolving line of credit.  Our long-term obligations at May 28, 2016 primarily consisted of a long-term lease agreement (financing obligation) associated with the sale of our corporate headquarters facility, a $15.0 million term loan that matures in May 2019, deferred income taxes, and the fair value of expected earn out payments from the acquisition of NinetyFive 5.  Our overall interest rate sensitivity is primarily influenced by any amounts borrowed on term loans or our revolving line of credit facility, and the prevailing interest rates on these instruments.  The effective interest rate on our $15.0 million term loan and line of credit facility was 2.3 percent at May 28, 2016, and we may incur additional expense if interest rates increase in future periods.  For example, a one percent increase in our effective interest rate on outstanding borrowings at May 28, 2016 would result in approximately $0.2 million of additional interest expense per year.  Our financing obligation has a payment structure equivalent to a long-term leasing arrangement with a fixed interest rate of 7.7 percent.

There have been no other material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2015.  We did not utilize any foreign currency or interest rate derivative instruments during the quarter or three quarters ended May 28, 2016.

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

PART II.  OTHER INFORMATION

Item 1A.        RISK FACTORS

The All Access Pass is an internet-based platform, and as such we are subject to increased risks of cyber-attacks and other security breaches that could have a material adverse effect on our business

In the second quarter of fiscal 2016, we introduced the All Access Pass (AAP), which is an internet-based platform that allows our clients to purchase access to a broad base of our intellectual property for a specified period.  Clients may utilize entire training offerings or use individual portions of numerous curriculums to customize a training or personnel program that fits their needs.  As part of selling the AAP, we collect, process, and retain a limited amount of sensitive and confidential information regarding our customers.  Because the AAP is an internet-based platform, our facilities and systems associated with the AAP may be vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, stolen intellectual property, programming or human errors, or other similar events.

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

Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended May 28, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
February 28, 2016 to March 2, 2016	-	$-	-	$25,923

March 3, 2016 to April 30, 2016	54,620	14.93	-	25,108

May 1, 2016 to May 28, 2016	81,104	16.08	-	23,803

Total Common Shares	135,724	$15.62	-

(1)
On January 23, 2015, our Board of Directors approved a new plan to repurchase up to $10.0 million of the Company’s outstanding common stock.  All previously existing common stock repurchase plans were canceled and the new common share repurchase plan does not have an expiration date.  On March 27, 2015, our Board of Directors increased the aggregate value of shares of Company common stock that may be purchased under the January 2015 plan to $40.0 million so long as we have either $10.0 million in cash and cash equivalents or have access to debt financing of at least $10.0 million.  Under the terms of this expanded common stock repurchase plan, we have purchased 895,638 shares of our common stock for $16.2 million through May 28, 2016.

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
10.1
Fifth Modification Agreement by and among JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated May 24, 2016 (filed as exhibit 10.1 to a current report on Form 8-K (File No. 001-11107) filed with the Commission on May 24, 2016 and incorporated by reference herein).

10.2
Consent and Agreement of Guarantor by and between JPMorgan Chase Bank, N.A., Franklin Covey Co., and the subsidiary guarantors signatory thereto, dated May 24, 2016 (filed as exhibit 10.2 to a current report on Form 8-K (File No. 001-11107) filed with the Commission on May 24, 2016 and incorporated by reference herein).

10.3
Secured Promissory Note between Franklin Covey Co. and JPMorgan Chase Bank, N.A. for $15.0 million term loan, dated May 24, 2016 (filed as exhibit 10.3 to a current report on Form 8-K (File No. 001-11107) filed with the Commission on May 24, 2016 and incorporated by reference herein).

	31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer.**
	31.2 32	Rule 13a-14(a) Certifications of the Chief Financial Officer.** Section 1350 Certifications.**
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	XBRL Taxonomy Definition Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN COVEY CO.

Date:	July 7, 2016	By:	/s/ Robert A. Whitman
Robert A. Whitman
Chief Executive Officer
(Duly Authorized Officer)

Date:	July 7, 2016	By:	/s/ Stephen D. Young
Stephen D. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)